Form 10-K
period 2007-12-31
VORNADO REALTY TRUST
filed 2008-02-26
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-11954

VORNADO REALTY TRUST

(Exact name of Registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Series A Convertible Preferred Shares of beneficial interest, no par value	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

8.5% Series B	New York Stock Exchange

8.5% Series C	New York Stock Exchange

7.0% Series E	New York Stock Exchange

6.75% Series F	New York Stock Exchange

6.625% Series G	New York Stock Exchange

6.75% Series H	New York Stock Exchange

6.625% Series I	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☒	NO ☐

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $15,085,478,000 at June 30, 2007.

As of February 1, 2008, there were 153,374,257 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 15, 2008.

_______________________

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission not later than 120 days after December 31, 2007, portions of which are incorporated by reference herein. See “Executive Officers of the Registrant” on page 59 of this Annual Report on Form 10-K for information relating to executive officers.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. We also note the following forward-looking statements: in the case of our development projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, common and preferred share dividends and operating partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

THE COMPANY

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “we,” “us,” “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership. Vornado is the sole general partner of, and owned approximately 90.1% of the common limited partnership interest in, the Operating Partnership at December 31, 2007.

At December 31, 2007, we own directly or indirectly:

Office Properties:

(i)      all or portions of 28 office properties aggregating approximately 16.0 million square feet in the New York City metropolitan area (primarily Manhattan);

(ii)      all or portions of 83 office properties aggregating 17.6 million square feet in the Washington, DC and Northern Virginia areas;

(iii)     a 70% controlling interest in 555 California Street, a three-building complex aggregating 1.8 million square feet in San Francisco’s financial district;

Retail Properties:

(iv)     177 retail properties in 21 states, Washington, DC and Puerto Rico aggregating approximately 21.9 million square feet, including 3.6 million square feet owned by tenants on land leased from us;

Merchandise Mart Properties:

(v)      9 properties in five states and Washington, DC aggregating approximately 9.1 million square feet of showroom and office space, including the 3.3 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(vi)     a 47.6% interest in Americold Realty Trust which owns and operates 90 cold storage warehouses nationwide;

Toys “R” Us, Inc.:

(vii)    a 32.7% interest in Toys “R” Us, Inc. which owns and/or operates 1,352 stores worldwide, including 588 toy stores and 259 Babies “R” Us stores in the United States and 505 toy stores internationally;

Other Real Estate Investments:

(viii)   32.8% of the common stock of Alexander’s, Inc. (NYSE: ALX), which has seven properties in the greater New York metropolitan area;

(ix)     the Hotel Pennsylvania in New York City, consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

(x)     mezzanine loans to entities that have significant real estate assets; and

(xi)     interests in other real estate, including interests in other public companies that own and manage office, industrial and retail properties net leased to major corporations and student and military housing properties throughout the United States; six warehouse/industrial properties in New Jersey containing approximately 1.2 million square feet; and other investments and marketable securities.

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

ACQUISITIONS AND INVESTMENTS

During 2007, we completed $4,045,400,000 of real estate acquisitions and investments in 33 separate transactions, consisting of an aggregate of $3,024,600,000 in cash, $958,700,000 in existing mortgage debt and $62,100,000 in common or preferred Operating Partnership units. Details of the significant transactions are summarized below.

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 845,000 square feet of office space and 164,000 square feet of retail space. Included as part of the acquisition were 250,000 square feet of additional air rights. The property is adjacent to our Hotel Pennsylvania.

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center, containing 386,000 square feet, for approximately $165,000,000 in cash. Also included as part of the acquisition was an adjacent parcel which is ground leased to a third party. The property is located on Bruckner Boulevard in the Bronx, New York.

Filene’s, Boston, Massachusetts

On January 26, 2007, a joint venture in which we have a 50% interest, acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. The venture plans to redevelop the property to include approximately 1,400,000 square feet, consisting of office, retail and condominium apartments.

ACQUISITIONS AND INVESTMENTS - CONTINUED

H Street Building Corporation (“H Street”)

In July 2005, we acquired H Street, which owns a 50% interest in real estate assets located in Pentagon City, Virginia and Washington, DC. On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets for approximately $383,000,000, consisting of $322,000,000 in cash and $61,000,000 of existing mortgages. These assets include twin office buildings located in Washington, DC, containing 577,000 square feet, and assets located in Pentagon City, Virginia, comprised of 34 acres of land leased to three residential and retail operators, a 1,680 unit high-rise apartment complex and 10 acres of vacant land. In conjunction with this acquisition all existing litigation was dismissed.

Further, we agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000. On May 11, 2007, we closed on the sale of 11 of the 19.6 acres for $104,000,000 and received $5,000,000 in cash and a $99,000,000 note due December 31, 2007. On September 28, 2007, the buyer pre-paid the note in cash and we recognized a net gain on sale of $4,803,000. In April 2007, we received letters from the two remaining ground lessees claiming a right of first offer on the sale of the land, one of which has since retracted its letter and reserved its rights under the lease.

In connection with purchase accounting, in July 2005 and April 2007 we recorded an aggregate of $220,000,000 of deferred tax liabilities for the differences between the tax basis and the book basis of the acquired assets and liabilities. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of February 2008, we have completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, the deferred tax liabilities will be eliminated and we will recognize $220,000,000 as an income tax benefit on our consolidated statement of income.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sales, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the three- building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump.

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records.  In a decision dated October 1, 2007, the Court determined that Mr. Trump had already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

ACQUISITIONS AND INVESTMENTS - CONTINUED

India Property Fund L.P.

On June 14, 2007, we committed to contribute $95,000,000 to the India Property Fund, L.P. (the “Fund”), established to acquire, manage and develop real estate in India. In addition, we sold our interest in another India real estate partnership to the Fund for $77,000,000 and deferred the $3,700,000 net gain on sale. On December 20, 2007, we increased our commitment to the Fund by $20,000,000. As of December 31, 2007, the Fund has equity commitments aggregating $227,500,000, of which our $115,000,000 commitment represents 50.6%. In January 2008, the Fund completed capital calls aggregating $50,400,000, of which our share was $25,500,000.

Shopping Center Portfolio Acquisition

On June 26, 2007, we entered into an agreement to acquire a portfolio of 15 shopping centers aggregating approximately 1.9 million square feet for an aggregate purchase price of $351,000,000. The properties are located primarily in Northern New Jersey and Long Island, New York. We have completed the acquisition of nine of these properties for an aggregate purchase price of $250,478,000 consisting of $109,279,000 in cash, $49,599,000 in Vornado Realty L.P. preferred units, $12,460,000 of Vornado Realty L.P. common units and $79,140,000 of existing mortgage debt. We have determined not to complete the acquisition of the remaining six properties and have expensed $2,700,000 for costs of acquisitions not consummated on our consolidated statement of income for the year ended December 31, 2007.

BNA Complex

On August 9, 2007, we acquired a three building complex from The Bureau of National Affairs, Inc. (“BNA”) for $111,000,000 in cash. The complex contains approximately 300,000 square feet and is located in Washington’s West End between Georgetown and the Central Business District. We plan to convert two of these buildings to rental apartments. Simultaneously with the acquisition, we sold Crystal Mall Two, a 277,000 square foot office building located at 1801 South Bell Street in Crystal City, to BNA for $103,600,000 in cash, which resulted in a net gain of $19,893,000.

INVESTMENTS IN MEZZANINE LOANS

At December 31, 2007, the carrying amount of our investments in mezzanine loans aggregated $492,339,000, net of a $57,000,000 allowance described below. Substantially all of these investments are loans to companies that have significant real estate assets. Mezzanine loans are generally subordinate to first mortgage loans and are secured by pledges of equity interests of the entities owning the underlying real estate. During 2007 we were repaid principal amounts aggregating $241,000,000 and we made new investments aggregating $217,000,000. As of December 31, 2007, these investments have a weighted average interest rate of 9.7%.

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700,000, for $66,000,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. We have reduced the net carrying amount of the loans to $9,000,000, by recognizing a $57,000,000 non-cash charge which is included as a reduction of “interest and other investment income” on our consolidated statement of income for the year ended December 31, 2007.

OTHER INVESTMENTS

GMH Communities L.P. (“GMH”)

At December 31, 2007, we own 7,337,857 GMH Communities L.P. (“GMH”) limited partnership units, which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (NYSE: GCT) (“GCT”), and 2,517,247 common shares of GCT, or 13.8% of the limited partnership interest of GMH. GMH is a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families located on or near military bases throughout the United States.

On February 12, 2008, GCT announced that it has entered into two definitive agreements in connection with the sale of its military and student housing divisions for an aggregate sales price of approximately $9.61 per share/unit. In addition, GCT anticipates selling its remaining assets prior to the closing of the merger. The merger, which has been unanimously approved by GCT’s Board of Trustees, is subject to GCT shareholder approval and customary closing conditions.

As of December 31, 2007, the fair value of our investment in GMH and GCT based on GCT’s December 31, 2007 closing share price of $5.52, was $54,400,000, or $48,860,000 below the carrying amount of $10.48 per share/unit on our consolidated balance sheet. We have concluded that as of December 31, 2007, the decline in the value of our investment is not “other-than-temporary,” based on the aggregate value anticipated to be received as a result of the transactions described above, including the additional consideration from the sale of GCT’s remaining assets.

DISPOSITIONS

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005 we acquired 858,000 McDonalds’ common shares at a weighted average price of $29.54 per share. These shares were classified as “available-for-sale” marketable equity securities on our consolidated balance sheet and the fluctuations in the market value of these shares during the period of our ownership was recorded as “other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet. During October 2007, we sold all of these shares at a weighted average price of $56.45 per share and recognized a net gain of $23,090,000, representing accumulated appreciation during the period of our ownership.

During the second half of 2005, we acquired an economic interest in an additional 14,565,500 McDonalds’ common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. These call and put options had an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000 and provided for net cash settlement. Under these agreements, the strike price for each pair of options increased at an annual rate of LIBOR plus 45 basis points and was decreased for dividends received. The options provided us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points. Because these options were derivatives and did not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period were recognized as “investment income or loss” on our consolidated statements of income. In 2006, we sold 2,119,500 of these shares at a weighted average price of $35.49 per share, and acquired an additional 1,250,000 option shares at a weighted average price of $33.08 per share. As of December 31, 2006, there were 13,695,500 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share. During August, September and October 2007, we settled the 13,695,500 option shares and received an aggregate of $260,719,000 in cash. During the years ended December 31, 2007, 2006 and 2005, we recognized net gains of $108,821,000, $138,815,000 and $17,254,000, respectively, representing income from the mark-to-market of these shares during the period of our ownership through their settlement, net of related LIBOR charges.

The aggregate net gain from inception of our investments in McDonalds in 2005 through final settlement in October 2007 was $289,414,000.

Property Sales

During 2007, we sold three properties (Crystal Mall Two, Arlington Plaza and the Vineland, New Jersey shopping center property) in three separate transactions for an aggregate sales price of $177,874,000 in cash, which resulted in an aggregate net gain of $55,501,000.

DEVELOPMENT AND REDEVELOPMENT PROJECTS

We are currently engaged in various development/redevelopment projects for which we have budgeted approximately $1.977 billion. Of this amount, $214.9 million was expended prior to 2007, $401.6 million was expended in 2007 and $719.6 million is estimated to be expended in 2008. Below is a description of these projects.

	Our Share of
($ in millions) In Progress:	Estimated Completion Date	Estimated Project Cost	Costs Expended in Year Ended December 31, 2007	Estimated Cost to Complete
New York Office:
Harlem Park Ground-up Development (40% interest) – construction of a 660,000 square foot office building at 125th Street and Park Avenue	2011	$166.0	$16.5	$137.3
Other – 4 projects	2009-2010	81.0	13.8	66.7
Washington, DC Office:
West End 25 – redevelopment of former BNA office space to residential apartments	2009	180.0	76.9	102.5
1999 K Street office building - demolition of existing 149,000 square foot building and construction of 250,000 square foot office building	2009	166.0	11.8	93.4
800 17th Street Ground-up Development (49% interest) – construction of a 360,000 square foot office building	2010	124.0	30.7	93.3
220-20th Street – redevelopment of Crystal Plaza Two office space to residential apartments	2009	100.0	7.1	83.5
2101 L Street office building – complete rehabilitation of existing building including new curtain wall, mechanical systems and lobbies	2008	87.0	47.4	28.5
Retail:
Downtown Crossing (50% interest) – redevelopment of the Filene’s property, downtown Boston, to include approximately 1,400,000 square feet of retail, office, condominium apartments and hotel	2010	337.0	56.8	275.0
Bergen Town Center – interior and exterior renovation of existing space, demolition of 300,000 square feet and construction of 640,000 square feet of retail space and a parking deck	2008	223.0	36.7	152.3
North Bergen, New Jersey Ground-up Development – acquisition of land and construction of 90,000 square feet of retail space and site work for BJ’s Wholesale Club and Wal-Mart who will construct their own stores	2009	73.0	21.4	23.2
San Jose, California Ground-up Development (45% interest) – acquisition of land and construction of 350,000 square feet of retail space and site work for Home Depot and Target who will construct their own stores	2008	70.0	28.2	15.9
Manhattan Mall – redevelopment and renovation of existing mall, including construction of new JC Penney store	2008	63.0	13.4	49.6
South Hills Mall – conversion of existing mall into a 575,000 square foot strip shopping center	2009	48.0	2.4	43.9
Beverly Connection (50% interest) – interior and exterior renovations	2009	42.0	6.4	15.0
Gun Hill Road – redevelopment of existing shopping center	2008	31.0	3.9	6.8
Broome & Broadway – redevelopment and renovation of retail and residential space	2009	29.0	7.1	21.4
Garfield – redevelopment of existing warehouse site into a 325,000 square foot strip shopping center	2009	28.0	1.9	24.1
Strip shopping centers and malls – redevelopment of 14 properties	2009	70.0	7.5	59.7
Other:
40 East 66th Street – conversion of 27 rental apartments into residential condominiums	2008	59.0	11.7	46.2
		$1,977.0	$401.6	$1,338.3

DEVELOPMENT AND REDEVELOPMENT PROJECTS - CONTINUED

On July 19, 2005 a joint venture in which we have a 50% interest entered into a Memorandum of Understanding and has been designated as the developer to convert the Farley Post Office in Manhattan, which occupies the super block between 31st and 33rd Streets from 8th to 9th Avenues, into the Moynihan Train Station. The plans for the Moynihan Train Station project include 300,000 square feet for a new transportation facility to be financed with public funding, as well as 850,000 square feet of commercial space and up to 1.0 million square feet of air rights intended to be transferred to an adjacent site. The venture endeavors to expand the plans to incorporate the adjacent super block to the east, relocating Madison Square Garden from its present site above Penn Station to the west end of the Farley Complex, permitting it to develop 5.5 million square feet of mixed use space on the old Madison Square Garden site and incorporate our existing 1.5 million square foot Two Penn Plaza into a 7.0 million square foot complex. In March 2007, New York’s Empire State Development Corporation (the “ESDC”) acquired the Farley building from the United States Postal Service. In October 2007, the ESDC issued a Draft Scope of Work in connection with the preparation of a Supplemental Environmental Impact Statement describing the expanded development plan and proposing a zoning sub-district which would enable the venture to transfer the air rights under the original plans or the expanded plans to other locations within the Penn Plaza area. In addition, the Draft Scope of Work describes the public approvals and public actions necessary to implement either the original or expanded plans.

On December 4, 2007 a joint venture in which we are the 80% controlling and development partner was selected as the developer of the north wing of the Port Authority Bus Terminal at 42nd Street and Eighth Avenue in Manhattan. The joint venture intends to enter into a 99 year lease with the Port Authority to create approximately 60,000 square feet of retail space and develop a 1.3 million square foot office tower. The Port Authority also intends to renovate and modernize the bus terminal. The parties are also discussing the redevelopment of the south wing of the terminal.

We are evaluating other development opportunities, for which final plans and budgeted costs have yet to be determined, including: (i) redevelopment plans for the Hotel Pennsylvania, (ii) redeveloping certain shopping malls, including the Green Acres and Springfield Malls, (iii) redeveloping and expanding retail space and signage in the Penn Plaza area, (iv) conversion of 220 Central Park South, a residential apartment building, to condominiums and (v) other projects.

There can be no assurance that any of our development projects will commence, or if commenced, be completed on schedule or within budget.

FINANCING ACTIVITIES

On March 21, 2007, we sold $1.4 billion aggregate principal amount of 2.85% convertible senior debentures due 2027, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $1.37 billion. The debentures are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2012, 2017, and 2022 and in certain other limited circumstances. The debentures are convertible, under certain circumstances, for cash and Vornado common shares at an initial conversion rate of 6.1553 common shares per $1,000 of principal amount of debentures. The initial conversion price was $162.46, which represented a premium of 30% over the March 21, 2007 closing price for our common shares. The principal amount of debentures will be settled for cash and the amount in excess of the principal defined as the conversion value will be settled in cash or, at our election, Vornado common shares.

On September 28, 2007, the Operating Partnership entered into a new $1.510 billion unsecured revolving credit facility, which was increased by $85,000,000 on October 12, 2007 and can be increased to up to $2.0 billion during the initial term. The new facility has a three-year term with two one-year extension options, bears interest at LIBOR plus 55 basis points (5.43% at December 31, 2007), based on our current credit ratings and requires the payment of an annual facility fee of 15 basis points. Together with the existing $1.0 billion credit facility, the Operating Partnership has an aggregate of $2.595 billion of unsecured revolving credit. Vornado is the guarantor of the Operating Partnership’s obligations under both revolving credit agreements. The existing $1.0 billion credit facility’s financial covenants have been modified to conform to the financial covenants under the new agreement. Significant modifications include (i) changing the definition of Capitalization Value to exclude corporate unallocated general and administrative expenses and to reduce the capitalization rate to 6.5% from 7.5%, and (ii) changing the definition of Total Outstanding Indebtedness to exclude indebtedness of unconsolidated joint ventures. Under the new agreement, “Equity Value” may not be less than Three Billion Dollars; “Total Outstanding Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value;” the ratio of “Combined EBITDA” to “Fixed Charges,” each measured as of the most recently ended calendar quarter, may not be less than 1.40 to 1.00; the ratio of “Unencumbered Combined EBITDA” to “Unsecured Interest Expense,” each measured as of the most recently ended calendar quarter, may not be less than 1.50 to 1.00; at any time, “Unsecured Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value of Unencumbered Assets;” and the ratio of “Secured Indebtedness” to “Capitalization Value,” each measured as of the most recently ended calendar quarter, may not exceed fifty percent (50%). The new agreement also contains standard representations and warranties and other covenants. The terms in quotations in this paragraph are all defined in the new agreement, which was filed as an exhibit to our Current Report on Form 8-K dated September 28, 2007, filed on October 4, 2007.

In addition to the above, during 2007 we completed approximately $1.111 billion of property level financings and repaid approximately $412,674,000 of existing debt with a portion of the proceeds.

The net proceeds we received from the above financings were used primarily to fund acquisitions and investments and for other general corporate purposes. We may seek to obtain additional capital through equity offerings, debt financings or asset sales, although there is no express policy with respect these capital markets transactions. We may also offer our shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire our shares or any other securities in the future.

SEASONALITY

Our revenues and expenses are subject to seasonality during the year which impacts quarter-by-quarter net earnings, cash flows and funds from operations. The business of Toys “R” Us, Inc. (“Toys”) is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the third quarter of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income. The Temperature Controlled Logistics segment has experienced higher earnings in the fourth quarter due to higher activity and occupancy in warehouse operations due to the holiday season’s impact on the food industry.

TENANTS ACCOUNTING FOR OVER 10% OF REVENUES

None of our tenants represented more than 10% of total revenues for the years ended December 31, 2007 and 2006.

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

EMPLOYEES

As of December 31, 2007, we have approximately 4,020 employees, of which 311 are corporate staff. The New York Office Properties segment has 128 employees and an additional 2,021 employees of Building Maintenance Services LLC, a wholly owned subsidiary. The Washington, DC Office Properties, Retail Properties and Merchandise Mart Properties segments have 232, 200 and 559 employees, respectively, and the Hotel Pennsylvania has 569 employees. The forgoing does not include employees of partially owned entities, including Americold Realty Trust, Toys or Alexander’s, in which we own 47.6%, 32.7% and 32.8%, respectively.

SEGMENT DATA

We operate in the following business segments: New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties, Temperature Controlled Logistics and Toys. Financial information related to our business segments for the years 2007, 2006 and 2005 is set forth in Note 20 – Segment Information to our consolidated financial statements in this annual report on Form 10-K. The Merchandise Mart Properties segment has trade show operations in Canada and Switzerland. The Temperature Controlled Logistics segment manages one warehouse in Canada. The Toys segment operates in 505 locations internationally. In addition, we have one partially owned consolidated investment and three partially owned nonconsolidated investments in real estate partnerships located in India, which are included in the Other segment.

PRINCIPAL EXECUTIVE OFFICES

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894-7000.

MATERIALS AVAILABLE ON OUR WEBSITE

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We have also made available on our website copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information about us, including certain non-GAAP financial measures, none of which is a part of this annual report on Form 10-K.

ITEM 1A. RISK FACTORS

Material factors that may adversely affect our business, operations and financial condition are summarized below.

REAL ESTATE INVESTMENTS' VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.

The factors that affect the value of our real estate investments include, among other things:

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

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If our rental revenues and/or occupancy levels decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our shareholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

Real estate is a competitive business.

Our business segments – Office, Retail, Merchandise Mart Properties, Temperature Controlled Logistics, Toys “R” Us and Other – operate in highly competitive environments. We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia areas. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rent charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

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

Although inflation has not materially impacted our operations in the recent past, increased inflation could have a pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable.

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

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expires in December 2014, and (v) rental loss insurance) with respect to our assets. Our New York Office, Washington, DC Office, Retail and Merchandise Mart divisions have $1.5 billion of per occurrence all risk property insurance coverage, including terrorism coverage, in effect through September 15, 2008. AmeriCold has $250,000,000 of per occurrence all risk property insurance coverage, including terrorism coverage, in effect through January 1, 2009. Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate limit.

In June 2007 we formed Penn Plaza Insurance Company, LLC (“PPIC”), a wholly owned consolidated subsidiary, to act as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for “certified” acts of terrorism and for nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA. Coverage for “certified” acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Prior to the formation of PPIC, we were uninsured for losses under NBCR coverage. Subsequently, we have $1.5 billion of NBCR coverage under TRIPRA, for which PPIC is responsible for 15% of each NBCR loss and the insurance company deductible of $1,000,000. We are ultimately responsible for any loss borne by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

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

During 2007, approximately 71% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City and Washington, DC metropolitan areas and in New Jersey. In addition, we may continue to concentrate a significant portion of our future acquisitions in these metropolitan areas or in other geographic real estate markets in the United States or abroad. Real estate markets are subject to economic downturns, as they have in the past, and we cannot predict how economic conditions will impact these markets in both the short and long term. Declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties. The factors affecting economic conditions in these regions include:

•	space needs of the United States Government, including the effect of base closures and repositioning under the Defense Base Closure and Realignment Act of 2005, as amended;
•	business layoffs or downsizing;
•	industry slowdowns;
•	relocations of businesses;
•	changing demographics;
•	increased telecommuting and use of alternative work places;
•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;
•	infrastructure quality; and
•	any oversupply of, or reduced demand for, real estate.

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

We have significant investments in large metropolitan areas, including the New York, Washington, DC, Chicago, Boston and San Francisco metropolitan areas. In the aftermath of a terrorist attack, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

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

We have experienced rapid growth in recent years, increasing our total assets from approximately $565 million at December 31, 1997 to approximately $22.5 billion at December 31, 2007. We may not be able to maintain a similar rate of growth in the future or manage our growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay dividends to our shareholders.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly developed or acquired properties at rents sufficient to cover our costs of acquisition and development or in operating the businesses we acquired. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.

From time to time we have made, and in the future we may seek to make, one or more material acquisitions. The announcement of such a material acquisition may result in a significant decline in the price of our common shares.

We are continuously looking at material transactions that we will believe will maximize shareholder value. However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our common shares and convertible and exchangeable securities.

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

Subject to limited exceptions, we are restricted from selling or otherwise transferring or disposing of certain properties located in the Crystal City area of Arlington, Virginia for a period of 12 years. These restrictions, which currently cover approximately 13.0 million square feet of space, could result in our inability to sell these properties at an opportune time and increase costs to us.

From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.

From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. These investments include but are not limited to:  Alexander’s, Inc., Toys, The Lexington Master Limited Partnership, GMH Communities L.P. and equity and mezzanine investments in other entities that have significant real estate assets. Although these businesses generally have a significant real estate component, certain operate in businesses that are different from our primary lines of business including, without limitation, operating or managing toy stores, department stores, student and military housing facilities. Consequently, our investment in these businesses, among other risks, subjects us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses. From time to time we may make additional investments in or acquire other entities that may subject us to additional similar risks. Our investments in entities over which we do not have sole control, including joint ventures, present additional risks such as our having differing objectives than our partners or the entities in which we invest, or our becoming involved in disputes, or competing with those persons. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to comply with applicable standards may adversely affect us.

We are subject to risks that affect the general retail environment.

A substantial proportion of our properties are in the retail shopping center real estate market and we have a significant investment in retailers such as Toys. See “Our investment in Toys “R” Us, Inc. subjects us to risks different from our other lines of business and may result in increased seasonality and volatility in our reported earnings” below. This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies. These factors could adversely affect the financial condition of our retail tenants and the retailers in which we hold an investment and the willingness of retailers to lease space in our shopping centers.

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

On July 21, 2005, a joint venture that we own equally with Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys “R” Us, Inc. (“Toys”). Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro-rata share of Toys’ net earnings on a one quarter-lag basis. For example, our financial results for the year ended December 31, 2007 include Toys’ financial results for its first, second and third quarters ended October 28, 2006, as well as Toys’ fourth quarter results of 2005. Because of the seasonality of Toys, our reported net income will likely show increased volatility. We may also, in the future and from time to time, invest in other businesses that may report financial results that are more volatile than our historical financial results.

We invest in subordinated or mezzanine debt of certain entities that have significant real estate assets. These investments involve greater risk of loss than investments in senior mortgage loans.

We invest, and may in the future invest, in subordinated or mezzanine debt of certain entities that have significant real estate assets. As of December 31, 2007, our mezzanine debt securities have an aggregate carrying amount of $492,339,000. These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. These investments involve greater risk of loss than investments in senior mortgage loans which are secured by real property. If a borrower defaults on debt to us or on debt senior to us, or declares bankruptcy, we may not be able to recover some or all of our investment. The value of the assets securing or supporting our investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure. Such deteriorations in value may result in the recognition of impairment losses on our statement of operations. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting our investments.

We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material.

We invest in marketable equity securities of companies that have significant real estate assets. The value of these investments may decline as a result of operating performance or economic or market conditions.

We invest, and may in the future invest, in marketable equity securities of publicly-traded real estate companies or companies that have significant real estate assets. As of December 31, 2007, our marketable securities have an aggregate carrying amount of $323,106,000. Significant declines in the value of these investments due to operating performance or economic or market conditions may result in the recognition of impairment losses on our statement of operations.

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

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of common units of the Operating Partnership, including Vornado Realty Trust. Thus, Vornado Realty Trust’s ability to pay dividends to holders of its shares and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to Vornado Realty Trust. As of December 31, 2007, there were nine series of preferred units of the Operating Partnership not held by Vornado Realty Trust that have preference over Vornado Realty Trust common shares with a total liquidation value of $399,347,000.

In addition, Vornado Realty Trust’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors and preferred security holders, are satisfied.

We have indebtedness, and this indebtedness, and its cost, may increase.

As of December 31, 2007, we had approximately $12.952 billion of total debt outstanding, including our pro rata share of debt of partially owned entities. Our ratio of total debt to total enterprise value was approximately 47%. When we say “enterprise value” in the preceding sentence, we mean market equity value of Vornado Realty Trust’s common and preferred shares plus total debt outstanding, including our pro rata share of debt of partially owned entities. In the future, we may incur additional debt, and thus increase our ratio of total debt to total enterprise value, to finance acquisitions or property developments. If our level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of our existing variable rate debt and any new debt or other market rate security or instrument may increase.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured credit facilities, unsecured debt securities and other loans that we may obtain in the future contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under these facilities is subject to compliance with certain financial and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured credit facilities, issuances of unsecured debt securities and debt secured by individual properties, to finance acquisitions and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan.

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

As of December 31, 2007, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 8.3% of the common shares of Vornado Realty Trust and approximately 27.2% of the common stock of Alexander’s, Inc. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado Realty Trust and also directors of Alexander’s.

As of December 31, 2007, the Operating Partnership owned 32.8% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties, which are located in the New York City metropolitan area. Mr. Roth and Mr. Fascitelli, the President and a trustee of Vornado Realty Trust, are directors of Alexander’s. Messrs. Mandelbaum, West and Wight are trustees of Vornado Realty Trust and are directors of Alexander’s.

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

Vornado Realty Trust currently manages and leases the real estate assets of Interstate Properties under a management agreement for which it receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. Vornado Realty Trust earned $800,000, $798,000, and $791,000 of management fees under the management agreement for the years ended December 31, 2007, 2006 and 2005. Because of the relationship among Vornado Realty Trust, Interstate Properties and Messrs. Roth, Mandelbaum and Wight, as described above, the terms of the management agreement and any future agreements between Vornado Realty Trust and Interstate Properties may not be comparable to those Vornado Realty Trust could have negotiated with an unaffiliated third party.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2007, the Operating Partnership owned 32.8% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties. Interstate Properties, which is described above, and its partners owned an additional 27.2% of the outstanding common stock of Alexander’s, as of December 31, 2007. Mr. Roth, Chairman of the Board and Chief Executive Officer of Vornado Realty Trust, is Chief Executive Officer, a director of Alexander’s and managing general partner of Interstate, and Mr. Fascitelli, President and a trustee of Vornado Realty Trust, is President and a director of Alexander’s. Messrs. Mandelbaum, West and Wight, trustees of us, are also directors of Alexander’s and general partners of Interstate. Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

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

As of December 31, 2007, we had authorized but unissued, 96,923,394 common shares of beneficial interest, $.04 par value, and 76,016,023 preferred shares of beneficial interest, no par value, of which 68,016,023 preferred shares have not been reserved and remain available for issuance as a newly-designated class of preferred. We may issue these authorized but unissued shares from time to time in public or private offerings or in connection with acquisitions.

In addition, as of December 31, 2007, 14,556,397 common shares were reserved for issuance upon redemption of Operating Partnership common units. Some of these shares may be sold in the public market after registration under the Securities Act under registration rights agreements between Vornado Realty Trust and some holders of common units of the Operating Partnership. These shares may also be sold in the public market under Rule 144 under the Securities Act or other available exemptions from registration. In addition, we have reserved a number of common shares for issuance under employee benefit plans, and these common shares will be available for sale from time to time. We have awarded shares of restricted stock and granted options to purchase additional common shares to some of our executive officers and employees. Of the authorized but unissued common and preferred shares above, 51,052,118 common and 8,000,000 preferred shares, in the aggregate, were reserved for issuance upon the redemption of Operating Partnership units, conversion of outstanding convertible securities, under benefit plans or for other activity not directly under our control.

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
•

the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	our financial condition and performance; and
•	general financial market and economic conditions.

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

We own New York Office Properties, Washington, DC Office Properties, Retail properties, Merchandise Mart properties and Temperature Controlled Logistics refrigerated warehouses. We also have investments in Toys “R” Us, Alexander’s, The Lexington Master Limited Partnership, GMH Communities L.P., Hotel Pennsylvania and industrial buildings. Below are the details of our properties by operating segment.

NEW YORK OFFICE PROPERTIES

Our New York Office Properties segment contains 16.0 million square feet, including 15.0 million square feet of office space, 851,000 square feet of retail space and 183,000 square feet of showroom space. In addition, the New York Office Properties contain six garages totaling 368,000 square feet (1,739 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

Occupancy and average annual escalated rent per square foot, excluding garage space:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot (excluding retail space)
2007	15,994,000	97.6%	$49.34
2006	13,692,000	97.5%	46.33
2005	12,972,000	96.0%	43.67
2004	12,989,000	95.5%	42.22
2003	12,829,000	95.1%	40.68

2007 New York Office Properties rental revenue by tenants’ industry:

Industry	Percentage
Retail	15%
Finance	8%
Publishing	7%
Government	7%
Banking	7%
Legal	6%
Communications	5%
Insurance	5%
Technology	4%
Pharmaceuticals	4%
Real Estate	3%
Service Contractors	3%
Not-for-Profit	3%
Engineering	2%
Advertising	1%
Health Services	1%
Other	19%
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

NEW YORK OFFICE PROPERTIES - CONTINUED

Tenants accounting for 2% or more of 2007 New York Office Properties total revenues:

Tenant	Square Feet Leased	2007 Revenues	Percentage of New York City Office Revenues	Percentage of Total Company Revenues
AXA Equitable Life Insurance (“AXA”) (1)	815,000	$30,450,000	3.3%	0.9%
Limited Brands	382,000	28,844,000	3.1%	0.9%
The McGraw-Hill Companies, Inc.	536,000	23,645,000	2.6%	0.7%
Macy’s, Inc.	476,000	24,004,000	2.6%	0.7%
VNU Inc.	372,000	18,788,000	2.0%	0.6%

______________________

(1)

On December 28, 2007, AXA’s lease agreement was modified, pursuant to which AXA will surrender approximately 400,000 square feet in the first quarter of 2009 and extend their lease for the remaining space (included in leasing activity below) which was scheduled to expire in 2011 to 2023.

2007 New York Office Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)
1290 Avenue of the Americas	452,000	$84.07
One Penn Plaza	239,000	63.87
770 Broadway	152,000	69.00
Eleven Penn Plaza	135,000	56.31
888 Seventh Avenue	112,000	107.01
350 Park Avenue	101,000	106.42
Two Penn Plaza	74,000	59.00
57th Street	46,000	46.56
595 Madison	39,000	66.38
40 Fulton Street	39,000	44.11
150 East 58th Street	37,000	65.66
90 Park Avenue	35,000	79.41
330 Madison Avenue	35,000	47.99
866 U.N. Plaza	32,000	49.33
330 West 34th Street	31,000	53.26
640 Fifth Avenue	28,000	94.50
909 Third Avenue	20,000	65.00
1740 Broadway	16,000	67.52
20 Broad Street	7,000	35.25
Total	1,630,000	73.80
Vornado’s Ownership Interest	1,445,000	73.74

_________________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

In addition to the office space noted above, in 2007 we leased 24,000 square feet of retail space contained in the above office buildings at a weighted average initial rent of $217.90 per square foot.

NEW YORK OFFICE PROPERTIES - CONTINUED

Lease expirations as of December 31, 2007 assuming none of the tenants exercise renewal options:

Office Space:				Percentage of	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases		New York Office Square Feet	Total	Per Square Foot
Office Space:
Month to month	71	143,000		0.9%	$6,249,000	$43.70
2008	80	642,000	(1)	4.0%	30,637,000	47.72
2009	150	910,000		5.7%	45,678,000	50.20
2010	110	1,384,000		8.7%	64,788,000	46.81
2011	66	1,321,000		8.3%	67,486,000	51.09
2012	77	1,603,000		10.0%	77,708,000	48.48
2013	32	749,000		4.7%	29,358,000	39.20
2014	49	573,000		3.6%	29,032,000	50.67
2015	47	2,078,000		13.0%	105,956,000	50.99
2016	39	899,000		5.6%	42,705,000	47.50
2017	32	847,000		5.3%	51,690,000	61.03

Retail Space (contained in office buildings)
Month to month	4	20,000		0.1%	689,000	34.45
2008	10	38,000		0.2%	4,010,000	105.53
2009	5	19,000		0.1%	3,378,000	177.79
2010	7	12,000		0.1%	1,217,000	101.42
2011	5	21,000		0.1%	1,060,000	50.48
2012	9	59,000		0.4%	5,414,000	91.76
2013	11	40,000		0.3%	4,404,000	110.10
2014	8	68,000		0.4%	13,666,000	200.97
2015	9	32,000		0.2%	6,536,000	204.25
2016	4	319,000		2.0%	16,202,000	50.79
2017	3	39,000		0.2%	2,699,000	69.21

_________________________

(1)	Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including six five-year renewal options) for which the annual escalated rent is $9.97 per square foot.

NEW YORK OFFICE PROPERTIES - CONTINUED

New York Office Properties owned by us as of December 31, 2007:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
NEW YORK (Manhattan)
Penn Plaza:
One Penn Plaza (ground leased through 2098)	2,407,000	98.1%	$—
Two Penn Plaza	1,562,000	98.1%	292,000
Eleven Penn Plaza	1,049,000	96.1%	210,338
100 West 33rd Street	845,000	94.2%	159,361
330 West 34th Street (ground leased through 2148)	637,000	99.6%	—
	6,500,000	97.4%	661,699
Rockefeller Center:
1290 Avenue of the Americas	2,004,000	99.9%	454,166
East Side:
909 Third Avenue (ground leased through 2063)	1,315,000	100.0%	217,266
150 East 58th Street	529,000	96.5%	—
	1,844,000	99.0%	217,266
West Side:
888 Seventh Avenue (ground leased through 2067)	849,000	97.7%	318,554
1740 Broadway	597,000	99.4%	—
57th Street (50% interest)	188,000	97.8%	29,000
825 Seventh Avenue (50% interest)	165,000	100.0%	21,808
	1,799,000	98.5%	369,362
Grand Central:
90 Park Avenue	893,000	98.7%	—
330 Madison Avenue (25% interest)	789,000	97.9%	60,000
	1,682,000	98.3%	60,000
Midtown South:
770 Broadway	1,055,000	99.8%	353,000
Downtown:
20 Broad Street (ground leased through 2081)	468,000	85.8%	—
40 Fulton Street	242,000	100.0%	—
40-42 Thompson Street	28,000	100.0%	—
	738,000	91.0%	—
Madison/Fifth:
640 Fifth Avenue	321,000	82.4%	—
595 Madison Avenue	312,000	97.4%	—
689 Fifth Avenue	87,000	98.9%	—
	720,000	90.9%	—
Park Avenue:
350 Park Avenue	540,000	99.3%	430,000

United Nations:
866 United Nations Plaza	352,000	94.8%	44,978

Total New York	17,234,000	97.7%	2,590,471

NEW JERSEY
Paramus	129,000	97.7%	—

Total New York Office Properties	17,363,000	97.7%	$2,590,471

Vornado’s Ownership Interest	15,994,000	97.6%	$2,388,797

WASHINGTON, DC OFFICE PROPERTIES

As of December 31, 2007, we own 83 properties aggregating 17.6 million square feet in the Washington, DC and Northern Virginia area including of 72 office buildings, 7 residential properties and a hotel property. As of December 31, 2007, three buildings are out of service for redevelopment. We manage an additional 5.3 million square feet of office and other commercial properties. In addition, the Washington, DC Office Properties portfolio includes 49 garages totaling approximately 9.3 million square feet (29,000 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

As of December 31, 2007, 24% percent of the space in the Washington, DC Office Properties portfolio is leased to various agencies of the U.S. government.

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2007	17,565,000	93.2%	$34.98
2006	18,015,000	91.7%	31.90
2005	17,727,000	91.0%	31.49
2004	14,216,000	91.4%	30.06
2003	13,963,000	93.9%	29.64

2007 rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	32%
Government Contractors	30%
Legal Services	9%
Communication	4%
Membership Organizations	4%
Manufacturing	3%
Real Estate	2%
Computer and Data Processing	2%
Health Services	1%
Business Services	1%
Television Services	1%
Education	1%
Other	10%
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

WASHINGTON, DC OFFICE PROPERTIES - CONTINUED

Tenants accounting for 2% or more of Washington, DC Office Properties total revenues:

Tenant	Square Feet Leased	2007 Revenues	Percentage of Washington, DC Office Revenues	Percentage of Total Company Revenues
U.S. Government (103 separate leases)	4,377,000	$131,579,000	23.6%	4.0%
Howrey LLP	323,000	19,615,000	3.5%	0.6%
TKC Communications	309,000	12,230,000	2.2%	0.4%
SAIC, Inc.	440,000	12,095,000	2.2%	0.4%

2007 Washington, DC Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)
Crystal City:
Crystal Mall	296,000	$31.87
Crystal Gateway	261,000	35.60
Crystal Park	237,000	35.58
Crystal Square	164,000	35.12
Crystal Plaza	87,000	30.32
Total Crystal City	1,045,000	34.02
Skyline Place	515,000	30.16
1999 K Street – under development	243,000	76.50
2101 L Street	115,000	57.23
Courthouse Plaza	100,000	35.56
Tysons Dulles Plaza	76,000	33.36
Commerce Executive	69,000	30.78
Reston Executive	68,000	30.54
Democracy Plaza	48,000	35.51
1101 17th Street	43,000	39.88
Warner Building – 1299 Pennsylvania Avenue	40,000	57.91
1730 M Street	31,000	37.89
1750 Pennsylvania Avenue	29,000	37.31
1150 17th Street	28,000	39.85
1140 Connecticut Avenue	16,000	40.62
Universal Buildings	12,000	39.64
1726 M Street	3,000	37.00
All other properties	31,000	31.88
	2,512,000	38.97

_________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

WASHINGTON, DC OFFICE PROPERTIES - CONTINUED

Lease expirations as of December 31, 2007 assuming none of the tenants exercise renewal options:

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Washington, DC Office Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
Month to month	73	494,000	3.3%	$12,615,000	$25.52
2008	192	1,320,000	8.9%	43,714,000	33.12
2009	191	1,836,000	12.3%	58,481,000	31.85
2010	196	1,761,000	11.8%	58,130,000	33.01
2011	134	2,100,000	14.1%	67,244,000	32.03
2012	104	1,436,000	9.6%	51,564,000	35.92
2013	45	603,000	4.0%	22,638,000	37.54
2014	33	592,000	4.0%	17,883,000	30.23
2015	39	1,058,000	7.1%	31,968,000	30.22
2016	20	736,000	4.9%	25,803,000	35.04
2017	18	289,000	1.9%	9,674,000	33.52

WASHINGTON, DC OFFICE PROPERTIES - CONTINUED

Washington, DC Office Properties owned by us as of December 31, 2007:

Location/Complex	Number of Buildings	Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
Crystal City:
2011-2451 Crystal Drive - Crystal Parks	5	2,239,000	75.8%	$150,084
South Clark Street & 12th Street - Crystal Gateways	5	1,496,000	97.4%	155,531
1550-1750 Crystal Drive & 241-251 18th Street - Crystal Squares	4	1,458,000	98.6%	181,619
1800, 1851 and 1901 South Bell Street - Crystal Malls	3	856,000	82.1%	35,557
2100/2200 Crystal Drive - Crystal Plazas 3 & 4	2	529,000	98.9%	—
223 23rd Street & 2221 South Clark Street - Crystal Plazas 5 & 6 (90,000 square feet under development)	2	215,000	80.7%	—
2001 Jefferson Davis Highway - Crystal Plaza 1	1	160,000	91.5%	—
2100 Crystal Drive Retail	1	84,000	58.2%	—
Crystal Drive Shops	1	57,000	88.4%	—
	24	7,094,000	88.0%	522,791
Central Business District:
Warner Building - 1299 Pennsylvania Avenue, NW	1	605,000	99.9%	292,700
1825-1875 Connecticut Avenue, NW	2	594,000	99.4%	62,613
1750 Pennsylvania Avenue, NW	1	254,000	99.9%	47,204
Bowen Building - 875 15th Street, NW	1	232,000	99.7%	115,022
1150 17th Street, NW	1	231,000	97.6%	30,265
1101 17th Street, NW	1	211,000	99.4%	25,064
1730 M Street, NW	1	197,000	99.5%	15,648
1140 Connecticut Avenue, NW	1	185,000	99.2%	18,538
1227 25th Street, NW	1	133,000	40.3%	—
2101 L Street, NW (252,000 square feet under development)	1	125,000	100.0%	—
1726 M Street, NW	1	86,000	96.7%	—
1707 H Street, NW	1	56,000	100.0%	—
South Capitol	2	45,000	100.0%	—
1999 K Street, NW (250,000 square feet under development)	1	—	—	—
Kaempfer Interests (2.5% to 5.0% interest):
1399 New York Avenue, NW	1	3,000	100.0%	1,027
1501 K Street, NW	1	19,000	97.2%	5,162
401 M Street, SW (under development)	1	27,000	—	—
	19	3,003,000	96.7%	613,243

WASHINGTON, DC OFFICE PROPERTIES - CONTINUED

Washington, DC Office Properties owned by us as of December 31, 2007 - continued:

Location/Complex	Number of Buildings	Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
I-395 Corridor:
Skyline Place	7	2,102,000	98.5%	577,200
One Skyline Tower	1	473,000	100.0%	100,800
	8	2,575,000	98.8%	678,000
Pentagon City:
Fashion Centre Mall (7.5% interest)	1	61,000	98.1%	14,603
Washington Tower (7.5% interest)	1	13,000	100.0%	5,997
	2	74,000	98.5%	20,600
Rosslyn/Ballston:
2200/2300 Courthouse Plaza	2	627,000	97.6%	74,200
Rosslyn Plaza, office buildings (46% interest)	4	324,000	97.7%	26,555
	6	951,000	97.6%	100,755
Reston:
Reston Executive	3	490,000	90.0%	93,000
Commerce Executive	3	390,000	99.1%	50,222
	6	880,000	94.0%	143,222
Tysons Corner:
Tysons Dulles Plaza	3	481,000	94.7%	—
Fairfax Square (20% interest)	3	105,000	90.1%	12,809
	6	586,000	93.9%	12,809
Rockville/Bethesda:
Democracy Plaza One	1	212,000	97.2%	—

Washington, DC office properties	72	15,375,000	93.2%	2,091,420
Other:
Riverhouse Apartments (1,680 units)	3	1,802,000	95.7%	46,339
Crystal City Hotel	1	266,000	100.0%	—
220 20th Street - Crystal Plaza 2 (265 unit residential development, 270,000 square feet)	1	—	—	—
West End 25, 1229-1231 25th Street NW (283 unit residential development, 273,000 square feet)	1	—	—	—
Rosslyn Plaza, residential buildings (46% interest)	2	110,000	97.7%	—
Other	3	12,000	100.0%	—
Total Other properties	11	2,190,000	95.7%	46,339
Total Washington, DC Properties	83	17,565,000	93.5%	$2,137,759

RETAIL PROPERTIES SEGMENT

As of December 31, 2007, we own 177 retail properties, of which 147 are strip shopping centers located primarily in the Northeast, Mid-Atlantic and California; 8 are regional malls located in New York, New Jersey, Virginia and San Juan, Puerto Rico; and 22 are retail properties located in Manhattan (“Manhattan Street Retail”). Our strip shopping centers and malls are generally located on major highways in mature, densely populated areas, and therefore attract consumers from a regional, rather than a neighborhood market place.

Strip Shopping Centers

Our strip shopping centers contain an aggregate of 15.8 million square feet and are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

Regional Malls

The Green Acres Mall in Long Island, New York contains 1.8 million square feet, and is anchored by Sears, J.C. Penney, Macy’s and Macy’s Furniture Gallery, Wal-Mart and a BJ’s Wholesale Club.

The Monmouth Mall in Eatontown, New Jersey, in which we own a 50% interest, contains 1.4 million square feet and is anchored by Macy’s, Lord & Taylor, J.C. Penney and Boscovs, three of which own their stores aggregating 719,000 square feet. The joint venture plans to construct 60,000 square feet of free-standing retail space in the mall complex, subject to governmental approvals. The expansion is expected to be completed during 2008.

The Springfield Mall in Springfield, Virginia contains 1.2 million square feet and is anchored by Macy’s, and J.C. Penney and Target who own their stores aggregating 390,000 square feet. We intend to redevelop, reposition and re-tenant the mall.

The Broadway Mall in Hicksville, Long Island, New York contains 1.1 million square feet and is anchored by Macy’s, Ikea, Multiplex Cinema and Target, which owns its store containing 141,000 square feet.

The Bergen Town Center in Paramus, New Jersey contained approximately 900,000 square feet when we acquired it in December 2003. We are currently in the process of redeveloping the mall and constructing approximately 500,000 square feet of new space in place of 300,000 square feet which was demolished during 2007. Upon completion of the redevelopment at the end of 2008, the mall will contain approximately 1,200,000 square feet of retail space, of which 416,000 square feet has been leased to Century 21, Whole Foods and Target (ground leased).

The South Hills Mall in Poughkeepsie, New York contains 314,000 square feet and is anchored by Kmart and Burlington Coat Factory. We plan to redevelop the property into a 575,000 square foot strip shopping center. The redevelopment is expected to be completed during 2009.

The Montehiedra Mall in San Juan, Puerto Rico contains 540,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 496,000 square feet and is anchored by Kmart and Sears, which owns its 140,000 square foot store.

Manhattan Street Retail

Manhattan Street Retail is comprised of 22 properties containing 943,000 square feet. These properties include 4 Union Square, which contains 198,000 square feet anchored by Whole Foods Market, Filenes Basement and DSW; the Manhattan Mall, which is under development and will include a new JC Penney store; and 1540 Broadway in Times Square, which contains 154,000 square feet anchored by Virgin Records and Planet Hollywood; and properties on Madison Avenue, and in SoHo, occupied by retailers including H&M, the GAP, Gucci, Chloe and Cartier. Manhattan Street Retail does not include 851,000 square feet of retail space in certain of our New York Office buildings.

RETAIL PROPERTIES SEGMENT – CONTINUED

Occupancy and average annual net rent per square foot:

At December 31, 2007, the aggregate occupancy rate for the entire Retail Properties portfolio of 21.9 million square feet was 94.3%. Details of our ownership interest in the strip shopping centers, regional malls and Manhattan retail properties for the past five years are provided below.

Strip Shopping Centers:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Net Rent Per Square Foot
2007	15,463,000	94.1%	$14.12
2006	12,933,000	92.9%	13.48
2005	10,750,000	95.5%	12.07
2004	9,931,000	94.5%	12.00
2003	8,798,000	92.3%	11.91

Regional Malls:

			Average Annual Net Rent Per Square Foot
As of December 31,	Rentable Square Feet	Occupancy Rate	Mall Tenants	Mall and Anchor Tenants
2007	5,528,000	96.1%	$34.94	$19.11
2006	5,640,000	93.4%	32.64	18.12
2005	4,817,000	96.2%	31.83	18.24
2004	3,766,000	93.1%	33.05	17.32
2003	3,766,000	94.1%	31.08	16.41

Manhattan Street Retail:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Net Rent per Square Foot
2007	943,000	86.8%	$89.86
2006	691,000	83.6%	83.53
2005	602,000	90.9%	81.94
2004	513,000	88.7%	72.81
2003	325,000	98.3%	112.77

RETAIL PROPERTIES SEGMENT – CONTINUED

2007 rental revenue by type of retailer:

Industry	Percentage
Department Stores	15%
Family Apparel	10%
Supermarkets	8%
Women’s Apparel	8%
Home Entertainment and Electronics	8%
Restaurants	7%
Home Improvement	6%
Banking and Other Business Services	5%
Home Furnishings	3%
Personal services	3%
Sporting Goods	2%
Other	25%
100%

Shopping center lease terms range from five years or less in some instances for smaller tenant spaces to as long as 25 years for major tenants. Leases generally provide for additional rents based on a percentage of tenants’ sales and pass through to tenants the tenants’ share of all common area charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), real estate taxes and insurance costs and certain capital expenditures. Percentage rent accounted for less than 1% of 2007 Retail Properties total revenues. None of the tenants in the Retail Properties segment accounted for more than 10% of 2007 Retail Properties total revenues.

Tenants accounting for 2% or more of 2007 Retail Properties total revenues:

Tenant	Square Feet Leased	2007 Revenues	Percentage of Retail Revenues	Percentage of Total Company Revenues
Best Buy Co, Inc.	795,000	$16,641,000	3.4%	0.5%
Wal-Mart/Sam’s Wholesale	1,599,000	15,662,000	3.2%	0.5%
The Home Depot, Inc	881,000	14,873,000	3.0%	0.5%
Macy’s, Inc.	1,082,000	11,138,000	2.2%	0.3%
Sears Holdings Corporation (Sears and Kmart)	1,012,000	10,495,000	2.1%	0.3%
Stop & Shop Companies, Inc. (Stop & Shop)	498,000	10,054,000	2.0%	0.3%

RETAIL PROPERTIES SEGMENT – CONTINUED

Lease expirations as of December 31, 2007 assuming none of the tenants exercise renewal options:

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Retail Square Feet	Annual Net Rent of Expiring Leases
				Total	Per Square Foot
Malls:
Month to month	146	315,000	1.3%	$7,686,000	$24.41
2008	101	296,000	1.2%	7,783,000	26.34
2009	99	367,000	1.5%	9,564,000	26.03
2010	75	206,000	0.9%	6,940,000	33.71
2011	68	340,000	1.4%	7,900,000	23.22
2012	50	302,000	1.3%	5,968,000	18.89
2013	66	374,000	1.6%	8,187,000	21.91
2014	36	269,000	1.1%	4,516,000	16.80
2015	61	304,000	1.3%	7,442,000	24.52
2016	51	406,000	1.7%	5,102,000	12.57
2017	29	440,000	1.8%	6,417,000	14.58

Strip Shopping Centers:
Month to month	60	53,000	0.2%	$1,466,000	$27.57
2008	47	361,000	1.5%	4,816,000	13.33
2009	72	682,000	2.8%	9,083,000	13.31
2010	58	670,000	2.8%	9,816,000	14.66
2011	74	898,000	3.7%	9,697,000	10.79
2012	63	802,000	3.3%	12,188,000	15.20
2013	90	1,861,000	7.8%	20,497,000	11.01
2014	61	856,000	3.6%	13,544,000	15.82
2015	35	478,000	2.0%	8,208,000	17.17
2016	40	608,000	2.5%	9,900,000	16.28
2017	42	473,000	2.0%	7,041,000	14.90

Manhattan Street Retail:
Month to month	14	38,000	0.2%	$1,081,000	$28.23
2008	7	28,000	0.1%	1,489,000	52.37
2009	8	19,000	0.1%	3,072,000	159.98
2010	4	65,000	0.3%	3,015,000	46.08
2011	11	112,000	0.5%	8,071,000	72.06
2012	8	34,000	0.1%	2,055,000	60.91
2013	13	61,000	0.3%	5,488,000	89.68
2014	7	26,000	0.1%	4,116,000	161.34
2015	14	40,000	0.2%	4,112,000	101.61
2016	13	23,000	0.1%	5,286,000	234.37
2017	7	24,000	0.1%	2,914,000	123.18

RETAIL PROPERTIES SEGMENT – CONTINUED

2007 Retail Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)
Springfield Mall, Springfield, VA	69,000	$25.29
Green Acres Mall, Valley Stream, NY	62,000	41.36
Bergen Town Center, Paramus, NJ	58,000	53.40
South Hills Mall, Poughkeepsie, NY	47,000	11.62
Commack, NY	45,000	20.00
Freeport (437 East Sunrise Highway), NY	44,000	18.44
North Bergen (Tonnelle Avenue), NJ	40,000	28.74
Towson, MD	38,000	20.72
Monmouth Mall, Eatontown, NJ (50% interest)	38,000	42.60
478-486 Broadway, New York	37,000	177.51
Henrietta, NY	35,000	4.25
Allentown, PA	35,000	16.50
Watchung, NJ	23,000	20.00
Broadway Mall, Hicksville, NY	20,000	35.67
Fond Du Lac, WI	19,000	5.05
Middletown, NJ	16,000	20.64
Las Catalinas Mall, Puerto Rico	16,000	58.17
Morris Plains, NJ	15,000	23.54
Hackensack, NJ	14,000	26.37
Queens, NY	12,000	42.58
Roseville, MI	12,000	16.00
155 Spring Street, New York, NY	12,000	65.33
East Hanover, NJ	12,000	22.18
East Hanover II, NJ	11,000	25.20
Delran, NJ	10,000	8.00
Montehiedra Mall, Puerto Rico	10,000	43.05
340 Pine Street, CA	10,000	31.00
Lodi II, NJ	10,000	25.40
Inwood, NY	8,000	22.73
East Brunswick, NJ	8,000	24.50
677-679 Madison Avenue, New York, NY	8,000	331.39
Marlton, NJ	7,000	15.87
Bricktown, NJ	7,000	30.51
211-217 Columbus Avenue, New York, NY	6,000	268.63
Staten Island, NY	5,000	22.00
Union, NJ	4,000	25.00
Dover, NJ	4,000	20.00
Glenolden, PA	4,000	26.00
Pasadena, CA	4,000	47.79
Waterbury, CT	4,000	21.50
Merced, CA	4,000	21.96
Bronx (Bruckner Boulevard), NY	4,000	100.00
484 8th Avenue, New York, NY	4,000	171.67
Manalapan, NJ	3,000	40.00
Bronx (1750-1780 Gun Hill Road), NY	2,000	44.10
4 Union Square South, New York, NY	1,000	17.50
	857,000	39.38

__________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

RETAIL PROPERTIES SEGMENT – CONTINUED

Retail Properties owned by us as of December 31, 2007:

Location	Approximate Leasable Building Square Footage
	Total Property		Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY (10% ground and building leased through 2039) (excludes 39,000 square feet in development)	1,794,000		1,715,000	79,000	92.5%	$137,331
Monmouth Mall, Eatontown, NJ (50% ownership) (excludes 50,000 square feet in development)	1,426,000	(1)	707,000	—	96.5%	165,000
Springfield Mall, Springfield, VA (97.5% ownership)	1,177,000	(1)	787,000	—	100.0%	187,193
Broadway Mall, Hicksville, NY	1,141,000	(1)	765,000	235,000	96.3%	97,050
Bergen Town Center, Paramus, NJ (excludes 834,000 square feet in development)	409,000		409,000	—	100.0%	—
South Hills Mall, Poughkeepsie, NY (excludes 356,000 square feet in development)	314,000		312,000	2,000	100.0%	—
Montehiedra, Puerto Rico	540,000		540,000	—	98.1%	120,000
Las Catalinas, Puerto Rico	496,000	(1)	356,000	—	94.4%	62,130
Total Regional Malls	7,297,000		5,591,000	316,000	96.2%	$768,704
Vornado’s ownership interest	5,528,000		5,212,000	316,000	96.1%	$681,524

STRIP SHOPPING CENTERS:
NEW JERSEY
East Hanover I and II	353,000		347,000	6,000	97.7%	$25,573	(2)
Totowa	317,000		178,000	139,000	100.0%	27,674	(2)
Bricktown	278,000		275,000	3,000	100.0%	15,276	(2)
Union (Route 22 and Morris Avenue)	276,000		113,000	163,000	100.0%	31,429	(2)
Hackensack	275,000		209,000	66,000	98.3%	23,433	(2)
Cherry Hill	264,000		58,000	206,000	99.2%	14,049	(2)
Jersey City	236,000		66,000	170,000	100.0%	17,940	(2)
East Brunswick I	231,000		221,000	10,000	100.0%	21,330	(2)
Middletown	231,000		179,000	52,000	98.7%	15,411	(2)
Woodbridge	227,000		87,000	140,000	100.0%	20,716	(2)
North Plainfield (ground leased through 2060)	219,000		219,000	—	94.4%	10,197	(2)
Union (2445 Springfield Avenue)	216,000		216,000	—	100.0%	—
Marlton (excludes 49,000 square feet in development)	164,000		157,000	7,000	100.0%	11,416	(2)
Manalapan (excludes 3,000 square feet in development)	205,000		203,000	2,000	95.0%	11,741	(2)
East Rutherford	197,000		42,000	155,000	96.7%	—
East Brunswick II	196,000		33,000	163,000	100.0%	—
Bordentown	179,000		179,000	—	100.0%	7,559	(2)
Morris Plains	177,000		176,000	1,000	98.2%	11,281	(2)
Dover	173,000		167,000	6,000	98.1%	6,885	(2)
Delran	171,000		168,000	3,000	92.5%	6,022	(2)
Lodi (Route 17 North)	171,000		171,000	—	100.0%	8,798	(2)
Watchung	166,000		50,000	116,000	94.6%	12,681	(2)
Lawnside	145,000		142,000	3,000	100.0%	9,927	(2)
Hazlet	123,000		123,000	—	100.0%	—
Kearny	104,000		32,000	72,000	100.0%	3,502	(2)
Turnersville	96,000		89,000	7,000	100.0%	3,828	(2)
Lodi (Washington Street)	85,000		85,000	—	100.0%	11,139
Carlstadt (ground leased through 2050)	78,000		78,000	—	100.0%	7,799
North Bergen	63,000		7,000	56,000	100.0%	3,714	(2)
South Plainfield (ground leased through 2039)	56,000		56,000	—	92.3%
Englewood	41,000		41,000	—	94.8%	12,380

RETAIL PROPERTIES SEGMENT – CONTINUED

Location	Approximate Leasable Building Square Footage
	Total Property	Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
Eatontown	30,000	30,000	—	100.0%	—
Montclair	18,000	18,000	—	100.0%	1,802	(2)
Garfield (excludes 325,000 square feet in development)	—	—	—	—	—
North Bergen Ground-up Development (Tonnelle Avenue) (excludes 410,000 square feet in development)	—	—	—	—	—
Total New Jersey	5,761,000	4,215,000	1,546,000		353,502
PENNSYLVANIA
Allentown	627,000	270,000	357,000	100.0%	21,778	(2)
Philadelphia	430,000	430,000	—	78.1%	8,389	(2)
Wilkes-Barre	329,000	329,000	—	100.0%	22,266
Lancaster	228,000	58,000	170,000	93.6%	—
Bensalem	184,000	176,000	8,000	100.0%	6,018	(2)
Broomall	169,000	147,000	22,000	100.0%	9,158	(2)
Bethlehem	167,000	164,000	3,000	88.4%	3,809	(2)
Upper Moreland	122,000	122,000	—	100.0%	6,511	(2)
York	110,000	110,000	—	100.0%	3,851	(2)
Levittown	105,000	105,000	—	100.0%	3,077	(2)
Glenolden	102,000	10,000	92,000	100.0%	6,869	(2)
Wilkes-Barre (ground and building leased through 2040)	81,000	81,000	—	50.1%	—
Wyomissing (ground and building leased through 2065)	79,000	79,000	—	85.2%	—
Total Pennsylvania	2,733,000	2,081,000	652,000		91,726
NEW YORK
Bronx, Bruckner Boulevard	501,000	387,000	114,000	98.8%	—
Huntington	208,000	208,000	—	100.0%	15,821
Buffalo (Amherst) (ground leased through 2017)	297,000	185,000	112,000	63.9%	6,565	(2)
Rochester	205,000	—	205,000	100.0%	—
Mt. Kisco	189,000	189,000	—	100.0%	33,161
Freeport (437 East Sunrise Highway)	167,000	167,000	—	100.0%	13,867	(2)
Staten Island	163,000	163,000	—	99.4%	18,349
Rochester (Henrietta) (ground leased through 2056)	158,000	158,000	—	89.2%	—
Albany (Menands)	140,000	140,000	—	74.0%	5,826	(2)
New Hyde Park (ground and building leased through 2029)	101,000	101,000	—	100.0%	6,999	(2)
Inwood	100,000	100,000	—	99.3%	—
North Syracuse (ground and building leased through 2014)	98,000	—	98,000	100.0%	—
West Babylon	79,000	79,000	—	100.0%	6,816
Bronx (1750-1780 Gun Hill Road) (excludes 56,000 square feet in development)	11,000	11,000	—	100.0%	—
Queens	58,000	58,000	—	98.7%	—
Oceanside	16,000	16,000	—	100.0%	—
Total New York	2,491,000	1,962,000	529,000		107,404
MARYLAND
Baltimore (Towson)	135,000	135,000	—	100.0%	10,672	(2)
Annapolis (ground and building leased through 2042)	128,000	128,000	—	100.0%	—
Glen Burnie	121,000	65,000	56,000	100.0%	5,492	(2)
Rockville	94,000	94,000	—	100.0%	14,784
Total Maryland	478,000	422,000	56,000		30,948
MASSACHUSETTS
Chicopee	156,000	—	156,000	100.0%	—
Springfield	146,000	29,000	117,000	100.0%	2,928	(2)
Milford (ground and building leased through 2019)	83,000	83,000	—	100.0%	—
Total Massachusetts	385,000	112,000	273,000		2,928

RETAIL PROPERTIES SEGMENT – CONTINUED

Location	Approximate Leasable Building Square Footage
	Total Property	Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
CALIFORNIA
San Jose (45% ownership) (excludes 342,000 square feet in development)	309,000	289,000	20,000	100.0%	101,045
Beverly Connection, Los Angeles (50% ownership) (excludes 56,000 square feet in development)	261,000	261,000	—	100.0%	170,000
San Francisco (The Cannery) (2801 Leavenworth Street) (95% ownership)	101,000	101,000	—	64.6%	18,115
Pasadena (ground leased through 2077)	133,000	133,000	—	84.4%	—
San Francisco (275 Sacramento Street)	76,000	76,000	—	100.0%	—
San Francisco (3700 Geary Boulevard)	30,000	30,000	—	100.0%	—
Walnut Creek (1149 South Main Street)	29,000	29,000	—	100.0%	—
Walnut Creek (1556 Mt. Diablo Boulevard) (95% ownership)	7,000	7,000	—	—	—
Total California	946,000	926,000	20,000		289,160
CONNECTICUT
Newington	188,000	43,000	145,000	100.0%	6,135	(2)
Waterbury	148,000	143,000	5,000	100.0%	5,782	(2)
Total Connecticut	336,000	186,000	150,000		11,917
VIRGINIA
Norfolk (ground and building leased through 2069)	114,000	114,000	—	100.0%	—
MICHIGAN
Roseville	104,000	104,000	—	100.0%	—
WASHINGTON, DC
3040 M Street	42,000	42,000	—	100.0%	—
NEW HAMPSHIRE
Salem (ground leased through 2102)	37,000	—	37,000	100.0%	—
PROPERTIES ACQUIRED FROM TOYS “R” US
Wheaton, MD (ground leased through 2060)	66,000	66,000	—	100.0%	—
San Francisco, CA (2675 Geary Street) (ground and building leased through 2043)	55,000	55,000	—	100.0%	—
Coral Springs, FL	53,000	53,000	—	100.0%	—
Cambridge, MA (ground and building leased through 2033)	48,000	48,000	—	61.7%	—
Battle Creek, MI	47,000	47,000	—	—	—
Bourbonnais, IL	47,000	47,000	—	100.0%	—
Commack, NY (ground and building leased through 2021)	47,000	47,000	—	59.0%	—
Lansing, IL	47,000	47,000	—	—	—
Springdale, OH (ground and building leased through 2046)	47,000	47,000	—	—	—
Arlington Heights, IL (ground and building leased through 2043)	46,000	46,000	—	100.0%	—
Bellingham, WA	46,000	46,000	—	—
Dewitt, NY (ground leased through 2041)	46,000	46,000	—	100.0%	—
Littleton, CO	46,000	46,000	—	100.0%	—
Ogden, UT	46,000	46,000	—	—	—
Redding CA	46,000	46,000	—	49.7%	—
Abilene, TX	45,000	45,000	—	—	—
Antioch, TN	45,000	45,000	—	100.0%	—
Charleston, SC (ground leased through 2063)	45,000	45,000	—	100.0%	—
Dorchester, MA	45,000	45,000	—	100.0%	—
Signal Hill, CA	45,000	45,000	—	100.0%	—
Tampa, FL	45,000	45,000	—	100.0%	—
Vallejo, CA (ground leased through 2043)	45,000	45,000	—	100.0%	—

RETAIL PROPERTIES SEGMENT – CONTINUED

Location	Approximate Leasable Building Square Footage
	Total Property	Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
Freeport, NY (240 West Sunrise Highway) (ground and building leased through 2040)	44,000	44,000	—	100.0%	—
Fond Du Lac, WI (ground leased through 2073)	43,000	43,000	—	100.0%	—
San Antonio, TX (ground and building leased through 2041)	43,000	43,000	—	100.0%	—
Chicago, IL, (ground and building leased through 2051)	41,000	41,000	—	100.0%	—
Springfield, PA (ground and building leased through 2025)	41,000	41,000	—	100.0%	—
Tyson’s Corner, VA (ground and building leased through 2035)	38,000	38,000	—	100.0%	—
Miami, FL (ground and building leased through 2034)	33,000	33,000	—	85.0%
Owensboro, KY (ground and building leased through 2046)	32,000	32,000	—	100.0%	—
Dubuque, IA (ground leased through 2043)	31,000	31,000	—	100.0%	—
Grand Junction, CO	31,000	31,000	—	100.0%	—
Holland, MI	31,000	31,000	—	—	—
Merced, CA	31,000	31,000	—	100.0%	—
Midland, MI (ground leased through 2043)	31,000	31,000	—	74.2%	—
Texarkana, TX (ground leased through 2043)	31,000	31,000	—	—	—
Vero Beach, FL	30,000	30,000	—	100.0%
Total Properties Acquired From Toys “R” Us	1,579,000	1,579,000	—		—
CALIFORNIA SUPERMARKETS:
Colton (1904 North Rancho Avenue)	73,000	73,000	—	100.0%	—
Riverside (9155 Jurupa Road)	42,000	42,000	—	100.0%	—
San Bernardino (1522 East Highland Avenue)	40,000	40,000	—	100.0%	—
Riverside(5571 Mission Boulevard)	39,000	39,000	—	100.0%	—
Mojave (ground leased through 2079)	34,000	34,000	—	100.0%	—
Corona (ground leased through 2079)	33,000	33,000	—	100.0%	—
Yucaipa	31,000	31,000	—	100.0%	—
Barstow	30,000	30,000	—	100.0%	—
Moreno Valley	30,000	30,000	—	100.0%	—
San Bernardino (648 West 4th Street)	30,000	30,000	—	100.0%	—
Beaumont	29,000	29,000	—	100.0%	—
Calimesa	29,000	29,000	—	100.0%	—
Desert Hot Springs	29,000	29,000	—	100.0%	—
Rialto	29,000	29,000	—	100.0%	—
Anaheim	26,000	26,000	—	100.0%	—
Colton (151 East Valley Boulevard)	26,000	26,000	—	100.0%	—
Fontana	26,000	26,000	—	100.0%	—
Garden Grove	26,000	26,000	—	100.0%	—
Orange	26,000	26,000	—	100.0%	—
Santa Ana	26,000	26,000	—	100.0%	—
Westminster	26,000	26,000	—	100.0%	—
Ontario	24,000	24,000	—	100.0%	—
Rancho Cucamonga	24,000	24,000	—	100.0%	—
Costa Mesa (707 West 19th Street)	18,000	18,000	—	100.0%	—
Costa Mesa (2180 Newport Boulevard)	17,000	17,000	—	100.0%	—
Total California Supermarkets	763,000	763,000	—		—
Total Strip Shopping Centers	15,769,000	12,506,000	3,263,000	94.2%	887,585
Vornado’s ownership interest	15,463,000	12,211,000	3,252,000	94.1%	746,072

RETAIL PROPERTIES SEGMENT – CONTINUED

Location	Approximate Leasable Building Square Footage
	Total Property	Owned by Company	Owned by Tenant on Land Leased from Company	Percent Leased	Encumbrances (in thousands)
MANHATTAN STREET RETAIL PROPERTIES:
4 Union Square South	198,000	198,000	—	100.0%	$—
Manhattan Mall	164,000	164,000	—	90.7%	72,639
1540 Broadway	154,000	154,000	—	58.8%	—
478-486 Broadway	85,000	85,000	—	65.1%	—
25 West 14th Street	62,000	62,000	—	100.0%	—
435 Seventh Avenue	43,000	43,000	—	100.0%	—
155 Spring Street	41,000	41,000	—	92.0%	—
692 Broadway	35,000	35,000	—	74.6%	—
1135 Third Avenue	25,000	25,000	—	100.0%	—
715 Lexington Avenue (ground leased thru 2041)	23,000	23,000	—	100.0%	—
7 West 34th Street	22,000	22,000	—	100.0%	—
828-850 Madison Avenue	18,000	18,000	—	100.0%	80,000
484 Eighth Avenue	14,000	14,000	—	100.0%	—
40 East 66th Street	10,000	10,000	—	91.9%	—
431 Seventh Avenue	10,000	10,000	—	75.0%	—
387 West Broadway	9,000	9,000	—	100.0%	—
677-679 Madison Avenue	8,000	8,000	—	100.0%	—
211-217 Columbus Avenue	6,000	6,000	—	100.0%	—
968 Third Avenue (50% ownership)	6,000	6,000	—	100.0%	—
122-124 Spring Street	5,000	5,000	—	100.0%	—
386 West Broadway	4,000	4,000	—	100.0%	4,668
825 Seventh Avenue	4,000	4,000	—	100.0%	—
Total Manhattan Street Retail Properties	946,000	946,000	—	86.9%	$157,307
Vornado’s ownership interest	943,000	943,000	—	86.8%	$157,307

Total Retail Properties	24,012,000	19,043,000	3,579,000	94.4%	$1,813,596
Vornado’s Ownership Interest	21,934,000	18,366,000	3,568,000	94.3%	$1,584,903

_______________________________

(1)	Includes square footage of anchors who own their own land and building.
(2)	These encumbrances are cross-collateralized under a blanket mortgage in the amount of $455,907 as of December 31, 2007.

MERCHANDISE MART PROPERTIES SEGMENT

As of December 31, 2007, we own a portfolio of 9 Merchandise Mart properties containing an aggregate of 9.1 million square feet. The Merchandise Mart properties also contain eight parking garages totaling 1.2 million square feet (3,800 spaces). The garage space is excluded from the statistics provided in this section.

Square feet by location and use as of December 31, 2007:

(Amounts in thousands)			Showroom
	Total	Office	Total	Permanent	Temporary Trade Show	Retail
Chicago, Illinois
Merchandise Mart	3,301	1,028	2,209	1,823	386	64
350 West Mart Center	1,210	1,106	104	104	—	—
Other	19	—	—	—	—	19
Total Chicago, Illinois	4,530	2,134	2,313	1,927	386	83
High Point, North Carolina
Market Square Complex	1,750	32	1,690	1,184	506	28
National Furniture Mart	260	—	260	260	—	—
Total High Point, North Carolina	2,010	32	1,950	1,444	506	28
Washington, DC
Washington Design Center	392	70	322	322	—	—
Washington Office Center	399	368	—	—	—	31
Total Washington, DC	791	438	322	322	—	31
Los Angeles, California
L.A. Mart	781	32	740	686	54	9
Boston, Massachusetts
Boston Design Center	554	121	428	428	—	5
New York, New York
7 West 34th Street	386	—	386	386	—	—
Total Merchandise Mart Properties	9,052	2,757	6,139	5,193	946	156

Occupancy rate	94.9%	97.1%	93.7%			99.7%

MERCHANDISE MART PROPERTIES SEGMENT – CONTINUED

Office Space

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2007	2,757,000	97.1%	$26.86
2006	2,714,000	97.4%	25.64
2005	3,100,000	97.0%	26.42
2004	3,261,000	96.5%	27.59
2003	3,249,000	93.6%	27.73

2007 Merchandise Mart properties office rental revenues by tenants’ industry:

Industry	Percentage
Service	26%
Government	25%
Banking	16%
Telecommunications	11%
Education	7%
Other	6%
Publications	5%
Insurance	4%
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

Office tenants accounting for 2% or more of Merchandise Mart Properties’ 2007 total revenues:

Tenant	Square Feet Leased	2007 Revenues	Percentage of Segment Revenues	Percentage of Total Company Revenues
U.S. Government	387,000	$13,647,000	4.8%	0.4%
WPP Group	250,000	7,028,000	2.5%	0.2%
SBC Ameritech	193,000	6,968,000	2.4%	0.2%

MERCHANDISE MART PROPERTIES SEGMENT – CONTINUED

2007 leasing activity – Merchandise Mart Properties office space:

	Square Feet	Average Initial Rent Per Square Foot (1)
Merchandise Mart	183,000	$22.65
350 West Mart Center	59,000	25.60
Washington Design Center	45,000	42.41
Boston Design Center	23,000	23.13
Washington Office Center	14,000	40.62
L.A. Mart	5,000	25.80
Total	329,000	26.70

___________________________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Lease expirations for Merchandise Mart Properties office space as of December 31, 2007 assuming none of the tenants exercise renewal options:

				Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Merchandise Mart Office Square Feet	Total	Per Square Foot
Month to month	10	49,000	1.8%	$1,151,000	$23.67
2008	18	237,000	8.8%	6,635,000	28.02
2009	4	209,000	7.8%	6,083,000	29.06
2010	8	385,000	14.4%	13,227,000	34.36
2011	13	218,000	8.2%	7,840,000	35.91
2012	12	135,000	5.0%	3,813,000	28.31
2013	12	77,000	2.9%	2,316,000	29.98
2014	13	162,000	6.1%	4,401,000	27.11
2015	6	122,000	4.5%	2,767,000	22.76
2016	3	110,000	4.1%	2,655,000	24.04
2017	7	110,000	4.1%	2,799,000	25.34

MERCHANDISE MART PROPERTIES SEGMENT – CONTINUED

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

Occupancy and average escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2007	6,139,000	93.7%	$26.16
2006	6,370,000	93.6%	25.17
2005	6,290,000	94.7%	24.04
2004	5,589,000	97.6%	23.08
2003	5,640,000	95.1%	22.35

2007 showroom revenues by tenants’ industry:

Industry	Percentage
Residential Design	26%
Gift	21%
Residential Furnishing	21%
Contract Furnishing	18%
Apparel	5%
Casual Furniture	5%
Building Products	3%
Other	1%
100%

2007 Leasing Activity – Merchandise Mart Properties showroom space:

	Square Feet	Average Initial Rent Per Square Foot (1)
Merchandise Mart	728,000	$31.42
Market Square Complex	390,000	16.87
L.A. Mart	168,000	19.06
7 West 34th Street	114,000	37.80
Boston Design Center	45,000	31.11
350 West Mart Center	36,000	25.75
Washington Design Center	29,000	35.84
Total	1,510,000	26.70

___________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

MERCHANDISE MART PROPERTIES SEGMENT – CONTINUED

Lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2007 assuming none of the tenants exercise renewal options:

				Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Merchandise Mart Showroom Square Feet	Total	Per Square Foot
Month to month	37	101,000	1.8%	$2,720,000	$26.84
2008	167	519,000	9.0%	13,738,000	26.47
2009	265	763,000	13.3%	20,013,000	26.21
2010	246	889,000	15.4%	24,810,000	27.92
2011	101	660,000	11.5%	16,801,000	25.47
2012	85	531,000	9.2%	13,301,000	25.03
2013	59	341,000	5.9%	12,170,000	35.73
2014	35	252,000	4.4%	7,051,000	27.96
2015	46	245,000	4.3%	8,697,000	35.46
2016	30	182,000	3.2%	5,698,000	31.30
2017	26	208,000	3.6%	6,797,000	32.62

Retail Space

The Merchandise Mart Properties portfolio also contains approximately 156,000 square feet of retail space which was 99.7% occupied at December 31, 2007.

Merchandise Mart Properties owned by us as of December 31, 2007:

Location	Approximate Leasable Building Square Feet	Percent Leased	Encumbrances (in thousands)
ILLINOIS
Merchandise Mart, Chicago	3,301,000	96.1%	$550,000
350 West Mart Center, Chicago	1,210,000	96.5%	—
Other (50% interest)	19,000	100.0%	11,734
Total Illinois	4,530,000	96.2%	561,734

HIGH POINT, NORTH CAROLINA
Market Square Complex	1,750,000	94.8%	194,090
National Furniture Mart	260,000	92.5%	27,168
Total High Point, North Carolina	2,010,000	94.5%	221,258

WASHINGTON, DC
Washington Office Center	399,000	99.3%	—
Washington Design Center	392,000	94.6%	45,679
Total Washington, DC	791,000	96.9%	45,679

CALIFORNIA
L.A. Mart	781,000	89.7%	—

MASSACHUSETTS
Boston Design Center (ground leased through 2060)	554,000	97.1%	71,750

NEW YORK
7 West 34th Street	386,000	83.8%	—

Total Merchandise Mart Properties	9,052,000	94.9%	$900,421

TEMPERATURE CONTROLLED LOGISTICS SEGMENT

As of December 31, 2007, we own a 47.6% interest in Americold Realty Trust (“Americold”). Americold, headquartered in Atlanta, Georgia, provides supply chain management solutions to food manufacturers and retailers requiring multi-temperature storage, handling and distribution of their products. Americold services include comprehensive transportation management, supply-chain network modeling and optimization, consulting and strategizing. Americold also manages certain facilities owned by its customers for which it earns fixed and incentive fees. Americold’s customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations, such as H.J. Heinz, Con-Agra Foods, Altria Group, Schwan Corporation, Tyson Foods, General Mills and Sara Lee. Other than H.J. Heinz and Con Agra Foods which accounted for 18.7% and 12.6%, respectively, of Temperature Controlled Logistics’ total revenue, no other customer accounted for more than 10% of this segment’s total revenue.

Americold has $1.056 billion of outstanding debt at December 31, 2007, which we consolidate into our accounts. Our pro rata share of Americold’s debt is $502,324,000, none of which is recourse to us.

Temperature Controlled Logistics Properties as of December 31, 2007:

Location	Cubic Feet (in millions)	Square Feet (in thousands)	Location	Cubic Feet (in millions)	Square Feet (in thousands)
ALABAMA			FLORIDA
Montgomery	2.5	142.0	Tampa	2.9	106.0
Albertville	5.2	133.0	Bartow (1)	1.4	56.8
Gadsden (1)	4.0	119.0	Tampa (1)	1.0	38.5
Birmingham	2.0	85.6	Plant City	0.8	30.8
	13.7	479.6		6.1	232.1
ARIZONA			GEORGIA
Phoenix	2.9	111.5	Atlanta	11.1	476.7
			Atlanta	11.4	334.7
ARKANSAS			Atlanta (1)	12.3	330.6
Russellville	9.5	279.4	Thomasville	6.9	202.9
Springdale	6.6	194.1	Atlanta	6.9	201.6
West Memphis	5.3	166.4	Montezuma	4.2	175.8
Russellville	5.6	164.7	Atlanta	2.9	157.1
Texarkana	4.7	137.3	Atlanta	5.0	125.7
Fort Smith	1.4	78.2	Augusta	1.1	48.3
	33.1	1,020.1		61.8	2,053.4
CALIFORNIA			IDAHO
Ontario (1)	8.1	279.6	Burley (1)	10.7	407.2
Watsonville (1)	5.4	186.0	Nampa	8.0	364.0
Victorville	5.8	152.5		18.7	771.2
Turlock	3.0	138.9	ILLINOIS
Turlock	2.5	108.4	Rochelle	11.3	272.0
Fullerton (1)	2.8	107.7	East Dubuque	5.6	215.4
Ontario	1.9	55.9	Rochelle	6.0	179.7
	29.5	1,029.0		22.9	667.1
COLORADO			INDIANA
Denver (1)	2.8	116.3	Indianapolis	9.1	311.7

TEMPERATURE CONTROLLED LOGISTICS SEGMENT – CONTINUED

Location	Cubic Feet (in millions)	Square Feet (in thousands)	Location	Cubic Feet (in millions)	Square Feet (in thousands)
IOWA			OREGON
Bettendorf	8.8	336.0	Salem	12.5	498.4
Fort Dodge	3.7	155.8	Hermiston	4.0	283.2
	12.5	491.8	Woodburn	6.3	277.4
KANSAS			Ontario (1)	8.1	238.2
Wichita	2.8	126.3	Milwaukie	4.7	196.6
Garden City	2.2	84.6		35.6	1,493.8
	5.0	210.9	PENNSYLVANIA
KENTUCKY			Fogelsville	21.6	683.9
Sebree	2.7	79.4	York	11.7	300.6
			Leesport	5.8	168.9
MAINE				39.1	1,153.4
Portland	1.8	151.6	SOUTH CAROLINA
			Columbia	1.6	83.7
MASSACHUSETTS
Boston	3.1	218.0	SOUTH DAKOTA
Gloucester	2.4	126.4	Sioux Falls	2.9	111.5
Gloucester	1.9	95.5
Gloucester	2.8	95.2	TENNESSEE
	10.2	535.1	Memphis	5.6	246.2
MINNESOTA			Murfreesboro	4.5	106.4
Park Rapids			Memphis	0.5	36.8
(50% interest)	3.0	86.8		10.6	389.4
			TEXAS
MISSOURI			Fort Worth	9.9	253.5
Carthage	42.0	2,564.7	Amarillo	3.2	123.1
Marshall	4.8	160.8	Fort Worth	3.4	102.0
	46.8	2,725.5		16.5	478.6
MISSISSIPPI			UTAH
West Point	4.7	180.8	Clearfield	8.6	358.4

NEBRASKA			VIRGINIA
Grand Island (1)	2.2	105.0	Strasburg	6.8	200.0
Fremont	2.2	84.6	Norfolk	1.9	83.0
	4.4	189.6		8.7	283.0
NEW YORK			WASHINGTON
Syracuse	11.8	447.2	Moses Lake	7.3	302.4
			Connell	5.7	235.2
NORTH CAROLINA			Pasco	6.7	209.0
Charlotte	4.1	164.8	Burlington	4.7	194.0
Charlotte (1)	5.1	161.6	Walla Walla	3.1	140.0
Tarboro	4.9	147.4	Wallula	1.2	40.0
Charlotte	1.0	58.9		28.7	1,120.6
	15.1	532.7	WISCONSIN
OHIO			Plover	9.4	358.4
Massillon (1)	3.4	187.3	Tomah	4.6	161.0
Massillon	5.5	163.2	Babcock	3.4	111.1
	8.9	350.5		17.4	630.5
OKLAHOMA			Total Temperature
Oklahoma City	1.4	74.1	Controlled Logistics
			Properties	498.6	18,950.9

_____________________

(1)	Leasehold interest.

TOYS “R” US, INC. (“TOYS”) SEGMENT

As of December 31, 2007 we own a 32.7% interest in Toys, a worldwide specialty retailer of toys and baby products, which has a significant real estate component.

Toys has $6.423 billion of outstanding debt at December 31, 2007, of which our pro rata share is $2.100 billion, none of which is recourse to us.

The following table sets forth the total number of stores operated by Toys as of December 31, 2007:

	Total	Owned	Building Owned on Leased Ground	Leased
Toys – Domestic	588	273	140	175
Toys – International	505	80	26	399
Babies “R” Us	259	36	98	125
Subtotal	1,352	389	264	699
Franchised stores	208
Total	1,560

OTHER INVESTMENTS

555 California Street Complex

On May 24, 2007, we acquired a 70% controlling interest in a three-building complex containing 1,800,000 square feet, known as The Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”).

Occupancy and average annual rent per square foot as of December 31, 2007:

Properties	Approximate Leasable Building Square Feet	Annualized Escalated Rent Per Square Foot	Occupancy Rate	Encumbrances (in thousands)
555 California Street	1,497,000	$61.10	94.0%
315 Montgomery Street	228,000	41.79	100.0%
345 Montgomery Street	64,000	93.58	100.0%
Total California Office	1,789,000	59.84	95.0%	693,966	(1)
Vornado’s Ownership Interest	1,252,000	59.84	95.0%	486,217

___________________

(1)	This mortgage loan is cross-collateralized by 555 California Street and 315 and 345 Montgomery Streets

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

Tenants accounting for 2% or more of 555 California Street Complex’s total revenues:

Tenant	Square Feet Leased	2007 Revenues	Percentage of 555 California Street Complex’s Revenues	Percentage of Total Company Revenues
Bank of America	659,000	$22,145,000	32.5%	0.7%
Kirkland & Ellis LLP	125,000	4,957,000	7.3%	0.2%
Goldman, Sachs & Co	97,000	4,835,000	7.1%	0.1%
Morgan Stanley & Company, Inc.	89,000	4,427,000	6.5%	0.1%
Lehman Brothers Inc.	61,000	3,861,000	5.7%	0.1%
Dodge & Cox	62,000	3,386,000	5.0%	0.1%
UBS Financial Services	59,000	3,425,000	5.0%	0.1%
McKinsey & Company Inc.	54,000	2,770,000	4.1%	0.1%

OTHER INVESTMENTS – CONTINUED

Alexander’s Inc. (“Alexander’s”)

As of December 31, 2007, we own 32.8% of Alexander’s outstanding common shares.

Properties owned by Alexander’s as of December 31, 2007.

Location	Land Area in Square Feet or Acreage	Building Area		Percent Leased	Significant Tenants	Encumbrances (in thousands)
Operating Properties
New York:
731 Lexington Avenue, Manhattan: Office Retail		885,000 174,000		100% 100%	Bloomberg, Citibank, The Home Depot, The Container Store, Hennes & Mauritz	$383,670 320,000
Total	84,420 SF	1,059,000	(1)

Kings Plaza Regional Shopping Center, Brooklyn	24.3 acres	759,000	(3)	94%	Sears	203,456
					Lowes (ground lessee)
					Macy’s(2)

Rego Park I, Queens	4.8 acres	351,000	(3)	100%	Sears, Circuit City, Bed, Bath & Beyond Marshalls	79,285

Flushing, Queens (ground leased through 2037)	44,975 SF	177,000	(3)	0%		—

New Jersey:
Paramus, New Jersey	30.3 acres	—		100%	IKEA (ground lessee)	68,000

Property Under Development:
Rego Park II, Queens	6.6 acres	—		—	Century 21, The Home Depot Kohl’s	55,786	(4)
Property to be Developed:
Rego Park III, Queens	3.4 acres	—				—
		2,346,000				$1,110,197

_________________________

(1)	Excludes 248,000 square feet of residential space consisting of 105 condominium units, which were sold.

(2)	Owned by Macy’s, Inc.

(3)	Excludes parking garages.

(4)

On December 21, 2007, Alexander’s obtained a construction loan providing up to $350 million for the Rego Park II development. The loan has an interest rate of LIBOR plus 1.20% (6.13% at December 31, 2007) and a term of three years with a one-year extension option.

OTHER INVESTMENTS – CONTINUED

Hotel Pennsylvania

The Hotel Pennsylvania is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space. We are currently evaluating alternative redevelopment plans for the Hotel Pennsylvania.

	Year Ended December 31,
Rental information:	2007	2006	2005	2004	2003
Hotel:
Average occupancy rate	84.4%	82.1%	83.7%	78.9%	63.7%
Average daily rate	$154.78	$133.33	$115.74	$97.36	$89.12
Revenue per available room	$130.70	$109.53	$96.85	$77.56	$58.00
Commercial:
Office space:
Average occupancy rate	57.0%	41.2%	38.7%	39.7%	39.7%
Annual rent per square feet	$22.23	$16.42	$10.70	$10.04	$9.92
Retail space:
Average occupancy rate	73.3%	79.9%	79.8%	90.7%	89.8%
Annual rent per square feet	$33.63	$27.54	$26.02	$29.67	$28.11

Lexington Master Limited Partnership (“Lexington MLP”)

At December 31, 2007, we own 8,149,593 limited partnership units of Lexington MLP, which are exchangeable on a one-for-one basis into common shares of Lexington Realty Trust (NYSE: LXP) (“Lexington”), or a 7.5% limited partnership interest. The assets of Lexington consist of approximately 311 single-tenant commercial properties containing an aggregate of 49.3 million square feet, located in 44 states, which are generally net-leased to major corporations.

Lexington MLP has approximately $3.320 billion of debt outstanding as of December 31, 2007, of which our pro rata share is $248,690,000, none of which is recourse to us.

At December 31, 2007, the fair value of our investment in Lexington MLP based on Lexington’s December 31, 2007 closing share price of $14.54, was $118,495,000, or $39,836,000 below the carrying amount on our consolidated balance sheet. We have concluded that as of December 31, 2007, the decline in the value of our investment is not “other-than-temporary.”

GMH Communities L.P.

At December 31, 2007, we own 7,337,857 GMH Communities L.P. (“GMH”) limited partnership units, which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (NYSE: GCT) (“GCT”), and 2,517,247 common shares of GCT, or 13.8% of the limited partnership interest of GMH. GMH is a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families located on or near military bases throughout the United States. GMH has $995,818,000 of debt outstanding at December 31, 2007, of which our pro-rata share is $137,722,000, none of which is recourse to us.

On February 12, 2008, GCT announced that it has entered into two definitive agreements in connection with the sale of its military and student housing divisions for an aggregate sales price of approximately $9.61 per share/unit. In addition, GCT anticipates selling its remaining assets prior to the closing of the merger. The merger, which has been unanimously approved by GCT’s Board of Trustees, is subject to GCT shareholder approval and customary closing conditions.

As of December 31, 2007, the fair value of our investment in GMH and GCT based on GCT’s December 31, 2007 closing share price of $5.52, was $54,400,000, or $48,860,000 below the carrying amount of $10.48 per share/unit on our consolidated balance sheet. We have concluded that as of December 31, 2007, the decline in the value of our investment is not “other-than-temporary,” based on the aggregate value anticipated to be received as a result of the transactions described above, including the additional consideration from the sale of GCT’s remaining assets.

OTHER INVESTMENTS – CONTINUED

Warehouse/Industrial Properties

Our warehouse/industrial properties consist of six buildings in New Jersey containing approximately 1.2 million square feet. The properties are encumbered by one cross-collateralized mortgage loan aggregating $25,656,000 as of December 31, 2007. Average lease terms range from three to five years. The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Rent Per Square Foot
2007	100.0%	$4.70
2006	96.9%	4.17
2005	100.0%	4.19
2004	88.0%	3.96
2003	88.0%	3.86

220 Central Park South, New York City

We own a 90% interest in 220 Central Park South. The property contains 122 rental apartments with an aggregate of 133,000 square feet and 5,400 square feet of commercial space. As of December 31, 2007 there is $128,998,000 of debt outstanding on the property.

40 East 66th Street, New York City

40 East 66th Street, located at Madison Avenue and East 66th Street, contains 37 rental apartments with an aggregate of 85,000 square feet and 10,000 square feet of retail space. The rental apartment operations are included in our Other segment and the retail operations are included in the Retail segment. We are in the process of converting 27 of the rental apartments into condominium units.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Stop & Shop

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to re-allocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. We are currently engaged in discovery and anticipate that a trial date will be set for some time in 2008. We intend to vigorously pursue our claims against Stop & Shop. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

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

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records. In a decision dated October 1, 2007, the Court determined that Mr. Trump had already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

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

Name	Age	Principal Occupation, Position and Office (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	66

Chairman of the Board, Chief Executive Officer and Chairman of the Executive
Committee of the Board; the Managing General Partner of Interstate Properties, an
owner of shopping centers and an investor in securities and partnerships; Chief
Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and
Chairman since May 2004.

Michael D. Fascitelli	51

President and a Trustee since December 1996; President of Alexander’s Inc. since
August 2000 and Director since December 1996; Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice
President at Goldman, Sachs & Co., prior to December 1992.

Michelle Felman	45

Executive Vice President—Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director—Global
Acquisitions and Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum	56	President of the New York City Office Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Christopher Kennedy	44

President of the Merchandise Mart Division since September 2000; Executive Vice
President of the Merchandise Mart Division from April 1998 to September 2000;
Executive Vice President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Joseph Macnow	62

Executive Vice President—Finance and Administration since January 1998 and Chief
Financial Officer since March 2001; Vice President and Chief Financial Officer of the
Company from 1985 to January 1998; Executive Vice President and Chief Financial
Officer of Alexander’s, Inc. since August 1995.

Sandeep Mathrani	45	Executive Vice President—Retail Real Estate since March 2002; Executive Vice President, Forest City Ratner from 1994 to February 2002.

Mitchell N. Schear	49	President of Vornado/Charles E. Smith L.P. (our Washington, DC Office division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	47	Executive Vice President—Capital Markets since April 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Robert H. Smith	79

Chairman of Vornado/Charles E. Smith L.P. (our Washington, DC Office division)
since January 2002 (date acquired by us); Co—Chief Executive Officer and Co—
Chairman of the Board of Charles E. Smith Commercial Realty L.P. (the predecessor to
Charles E. Smith Commercial Realty) prior to January 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Vornado’s common shares are traded on the New York Stock Exchange under the symbol “VNO.”

Quarterly closing price ranges of the common shares and dividends paid per share for the years ended December 31, 2007 and 2006 were as follows:

Quarter	Year Ended December 31, 2007			Year Ended December 31, 2006
	High	Low	Dividends	High	Low	Dividends

1st	$135.75	$117.36	$0.85	$98.46	$85.62	$0.80
2nd	122.55	107.37	0.85	97.87	88.84	0.80
3rd	115.60	97.73	0.85	110.83	98.35	0.80
4th	117.19	84.52	0.90	129.49	108.91	1.39	(1)

____________________________

(1)	Comprised of a regular quarterly dividend of $.85 per share and a special capital gain dividend of $.54 per share.

On February 1, 2008, there were 1,367 holders of record of our common shares.

Recent Sales of Unregistered Securities

During 2007, we issued 10,441 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated herein by reference.

Recent Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2007, other than 1,008,459 common shares used by officers and employees of the Company to pay for the exercise price and related withholding taxes resulting from stock option exercises.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index. The graph assumes that $100 was invested on December 31, 2002 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2002	2003	2004	2005	2006	2007
Vornado Realty Trust	100	157	230	265	400	299
S&P 500 Index	100	129	143	150	173	183
The NAREIT All Equity Index	100	137	180	202	273	230

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
(in thousands, except share and per share amounts)
Operating Data:
Revenues:
Property rentals	$1,989,278	$1,557,001	$1,371,454	$1,323,438	$1,233,277
Temperature Controlled Logistics	847,026	779,110	846,881	87,428	—
Tenant expense reimbursements	324,034	261,339	206,923	188,409	176,649
Fee and other income	110,291	103,587	94,603	83,926	62,750

Total Revenues	3,270,629	2,701,037	2,519,861	1,683,201	1,472,676
Expenses:
Operating	1,632,576	1,362,657	1,294,850	671,140	572,555
Depreciation and amortization	529,761	395,398	328,811	239,489	210,575
General and administrative	232,068	219,239	177,790	143,471	121,706
Costs of acquisitions and development not consummated	10,375	—	—	1,475	—
Total Expenses	2,404,780	1,977,294	1,801,451	1,055,575	904,836
Operating Income	865,849	723,743	718,410	627,626	567,840
Income (loss) applicable to Alexander’s	50,589	(14,530)	59,022	8,580	15,574
Loss applicable to Toys ‘R’ Us	(14,337)	(47,520)	(40,496)	—	—
Income from partially owned entities	33,404	61,777	36,165	43,381	67,901
Interest and other investment income	228,499	262,176	167,214	203,995	25,395
Interest and debt expense	(634,554)	(476,461)	(338,097)	(240,129)	(226,522)
Net gain on disposition of wholly-owned and partially owned assets other than depreciable real estate	39,493	76,073	39,042	19,775	2,343
Minority interest of partially owned entities	18,559	20,173	(3,808)	(109)	(1,089)
Income before income taxes	587,502	605,431	637,452	663,119	451,442
Provision for income taxes	(10,530)	(2,326)	(4,994)	(1,555)	(45)
Income from continuing operations	576,972	603,105	632,458	661,564	451,397
Income from discontinued operations	58,716	37,595	41,020	88,552	187,154
Income before allocation to minority limited partners	635,688	640,700	673,478	750,116	638,551
Minority limited partners’ interest in the Operating Partnership	(47,508)	(58,712)	(66,755)	(88,091)	(105,132)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	(21,848)	(67,119)	(69,108)	(72,716)
Net income	568,906	560,140	539,604	592,917	460,703
Preferred share dividends	(57,177)	(57,511)	(46,501)	(21,920)	(20,815)
Net income applicable to common shares	$511,729	$502,629	$493,103	$570,997	$439,888

Income from continuing operations - basic	$2.98	$3.26	$3.38	$3.85	$2.26
Income from continuing operations - diluted	2.86	3.10	3.21	3.68	2.19
Income per share--basic	3.37	3.54	3.69	4.56	3.92
Income per share--diluted	3.23	3.35	3.50	4.35	3.80
Cash dividends declared for common shares	3.45	3.79	3.90	3.05	2.91

Balance Sheet Data:
Total assets	$22,478,935	$17,954,281	$13,637,163	$11,580,517	$9,518,928
Real estate, at cost	18,972,436	13,433,370	11,252,032	9,589,431	7,498,998
Accumulated depreciation	2,407,140	1,961,974	1,653,572	1,393,900	859,560
Debt	12,951,812	9,554,798	6,243,126	4,939,323	4,041,485
Shareholders’ equity	6,118,399	6,150,770	5,263,510	4,012,741	3,077,573

	Year Ended December 31,
(Amounts in thousands)	2007	2006	2005	2004	2003
Other Data:
Funds From Operations (“FFO”) (1):
Net income	$568,906	$560,140	$539,604	$592,917	$460,703
Depreciation and amortization of real property	451,313	337,730	276,921	228,298	208,624
Net gains on sale of real estate	(60,811)	(33,769)	(31,614)	(75,755)	(161,789)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	134,014	105,629	42,052	49,440	54,762
Net gains on sale of real estate	(15,463)	(13,166)	(2,918)	(3,048)	(6,733)
Income tax effect of Toys “R” Us adjustments included above	(28,781)	(21,038)	(4,613)	—	—
Minority limited partner’s share of above adjustments	(46,664)	(39,809)	(31,990)	(27,991)	(20,080)
FFO	1,002,514	895,717	787,442	763,861	535,487
Preferred share dividends	(57,177)	(57,511)	(46,501)	(21,920)	(20,815)
FFO applicable to common shares	945,337	838,206	740,941	741,941	514,672
Interest on 3.875% exchangeable senior debentures	21,024	19,856	15,335	—	—
Series A convertible preferred dividends	277	631	943	1,068	3,570
Convertible preferred unit distributions	—	—	—	7,034	—
FFO applicable to common shares plus assumed conversions (1)	$966,638	$858,693	$757,219	$750,043	$518,242

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

Overview

We own and operate office, retail and showroom properties (our “core” operations) with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, DC and Northern Virginia area. In addition, we have a 47.6% interest in Americold Realty Trust (“Americold”), which owns and operates 90 cold storage warehouses nationwide, a 32.8% interest in Alexander’s Inc., which has seven properties in the greater New York metropolitan area, and a 32.7% interest in Toys “R” Us, Inc. (“Toys”) which has a significant real estate component, as well as other real estate and related investments.

We compete with a large number of real estate property owners and developers. Principal factors of competition are effective rents, attractiveness of location and quality and breadth of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Our ultimate business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. The table below compares our total return performance to the Morgan Stanley REIT Index (“RMS”) for the following periods ending December 31, 2007 (past performance is not necessarily indicative of future performance):

	Total Return
	Vornado	RMS
One-year	(25.5)%	(16.8)%
Three-years	29.7%	26.8%
Five-years	199.8%	128.0%
Ten-years	218.2%	168.1%

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages and declining residential housing prices nationwide. This “credit” crisis spread to the broader commercial credit markets and has generally reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, may negatively impact the volume of real estate transactions and cap rates, which would negatively impact stock price performance of public real estate companies, including ours. Our one-year total return to shareholders for the period ending December 31, 2007 was negative 25.5% and the RMS’ total return for the same period was negative 16.8%. Although our core operating results were not negatively impacted by these conditions in 2007, if these conditions persist in 2008 and beyond, our real estate portfolio may experience lower occupancy and effective rents which would result in a corresponding decrease in net income, funds from operations and cash flows. In addition, the value of our investments in joint ventures, marketable securities and mezzanine loans may also decline as a result of the above factors. Such declines may result in impairment charges and/or valuation allowances which would result in a corresponding decrease in net income and funds from operations.

We intend to achieve our ultimate business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

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

Overview - continued

Year Ended December 31, 2007 Financial Results Summary

Net income applicable to common shares for the year ended December 31, 2007 was $511,729,000, or $3.23 per diluted share, versus $502,629,000, or $3.35 per diluted share, for the year ended December 31, 2006. Net income for the years ended December 31, 2007 and 2006 includes $76,274,000 and $46,935,000, respectively of net gains on sale of real estate. Net income for the years ended December 31, 2007 and 2006 also include certain other items that affect comparability which are listed in the table on page 68. The aggregate of these items and net gains on sale of real estate, net of minority interest, increased net income applicable to common shares for the years ended December 31, 2007 and 2006 by $133,702,000 and $166,070,000, or $0.81 and $1.07 per diluted share, respectively.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the year ended December 31, 2007 was $966,638,000, or $5.89 per diluted share, compared to $858,693,000, or $5.51 per diluted share, for the prior year. FFO for the year ended December 31, 2007 and 2006 also include certain other items that affect comparability which are listed in the table on page 68. The aggregate of these items, net of minority interest, increased FFO for the years ended December 31, 2007 and 2006 by $64,252,000, and $124,630,000, or $0.39 and $0.80 per diluted share, respectively.

During the year ended December 31, 2007, we did not recognize income on certain assets with an aggregate carrying amount of approximately $1.184 billion, because they were out of service for redevelopment. Assets under development include all or portions of the Bergen Town Center, 2101 L Street, Crystal Plaza Two, 1999 K Street, 220 Central Park South, 40 East 66th Street, and investments in joint ventures including our Beverly Connection and Wasserman ventures.

The percentage increase (decrease) in the same-store EBITDA of our operating segments for the year ended December 31, 2007 over the previous year ended December 31, 2006 is summarized below.

Year Ended:	Office				Temperature
	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics
December 31, 2007 vs. December 31, 2006	9.6%	4.2%	3.4%	(2.5)%	(0.6)%

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Quarter Ended December 31, 2007 Financial Results Summary

Net income applicable to common shares for the quarter ended December 31, 2007 was $90,923,000, or $0.57 per diluted share, versus $105,427,000, or $0.69 per diluted share, for the quarter ended December 31, 2006. Net income for the quarter ended December 31, 2007 includes net gains on sale of real estate of $43,859,000. Net income for the quarters ended December 31, 2007 and 2006 include certain other items that affect comparability which are listed in the table on the following page. The aggregate of these items, net of minority interest, increased net income applicable to common shares for the quarters ended December 31, 2007 and 2006 by $21,572,000 and $51,115,000, or $0.13 and $0.32 per diluted share, respectively.

FFO for the quarter ended December 31, 2007 was $193,412,000, or $1.18 per diluted share, compared to $211,812,000, or $1.34 per diluted share, for the prior year’s quarter. FFO for the quarters ended December 31, 2007 and 2006 include certain other items that affect comparability which are listed in the table on the following page. The aggregate of these items, net of minority interest, decreased FFO by $18,339,000, or $0.11 per diluted share for the quarter ended December 31, 2007 and increased FFO by $49,014,000, or $0.31 per diluted share for the quarter ended December 31, 2006.

The percentage increase (decrease) in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended December 31, 2007 over the quarter ended December 31, 2006 and the trailing quarter ended September 30, 2007 are summarized below.

Three Months Ended:	Office				Temperature
	New York	Washington, DC	Retail	Merchandise Mart	Controlled Logistics
December 31, 2007 vs. December 31, 2006	10.2%	2.0%	5.6%	(3.5)%	3.1%
December 31, 2007 vs. September 30, 2007	2.4%	3.3%	3.8%	9.2%	0.8%

Overview - continued

(Amounts in thousands)	For the Year Ended December 31,		For the Three Months Ended December 31,
	2007	2006	2007	2006
Items that affect comparability (income)/expense:
Derivatives and related marketable securities:
McDonalds common shares	$(131,911)	$(138,815)	$(29,108)	$(78,234)
Net gain on sale of Sears Canada common shares	—	(55,438)	—	—
Sears Holdings common shares	—	(18,611)	—	—
GMH warrants	—	16,370	—	—
Other	(4,682)	(12,153)	(7,425)	(9,386)
Alexander’s:
Stock appreciation rights	(14,280)	49,043	(5,289)	30,687
Net gain on sale of 731 Lexington Avenue condominiums	—	(4,580)	—	—
Other:
MPH mezzanine loan loss accrual	57,000	—	57,000	—
Costs of acquisitions not consummated	10,375	—	1,568	—
Prepayment penalties and write-off of unamortized financing costs upon refinancing	7,562	21,994	—	8,513
H Street litigation costs	1,891	9,592	—	2,998
Net gain recognized upon Newkirk Lexington merger	—	(10,362)	—	(10,794)
Other, net	3,496	5,126	3,418	2,000
	(70,549)	(137,834)	20,164	(54,216)
Minority limited partners’ share of above adjustments	6,297	13,204	(1,825)	5,202
Total items that affect comparability	$(64,252)	$(124,630)	$18,339	$(49,014)

Overview - continued

Acquisitions and Investments

During 2007, we completed $4,045,400,000 of real estate acquisitions and investments in 33 separate transactions, consisting of an aggregate of $3,024,600,000 in cash, $958,700,000 in existing mortgage debt and $62,100,000 in common and preferred Operating Partnership units. Details of the significant transactions are summarized below.

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 845,000 square feet of office space and 164,000 square feet of retail space. Included as part of the acquisition were 250,000 square feet of additional air rights. The property is adjacent to our Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% (5.20% at December 31, 2007) and has a two-year initial term with three one-year extension options. The operations of the office component of the property are included in the New York Office segment and the operations of the retail component are included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center, containing 386,000 square feet, for $165,000,000 in cash. Also included as part of the acquisition was an adjacent parcel which is ground leased to a third party. The property is located on Bruckner Boulevard in the Bronx, New York. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

H Street Building Corporation (“H Street”)

In July 2005, we acquired H Street, which owns a 50% interest in real estate assets located in Pentagon City, Virginia and Washington, DC. On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets for approximately $383,000,000, consisting of $322,000,000 in cash and $61,000,000 of existing mortgages. These assets include twin office buildings located in Washington, DC, containing 577,000 square feet, and assets located in Pentagon City, Virginia, comprised of 34 acres of land leased to three residential and retail operators, a 1,680 unit high-rise apartment complex and 10 acres of vacant land. In conjunction with this acquisition all existing litigation was dismissed. Beginning on April 30, 2007, we consolidate the accounts of these entities into our consolidated financial statements and ceased accounting for them on the equity method.

Further, we agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000. On May 11, 2007, we closed on the sale of 11 of the 19.6 acres for $104,000,000 and received $5,000,000 in cash and a $99,000,000 note due December 31, 2007. On September 28, 2007, the buyer pre-paid the note in cash and we recognized a net gain on sale of $4,803,000. In April 2007, we received letters from the two remaining ground lessees claiming a right of first offer on the sale of the land, one of which has since retracted its letter and reserved its rights under the lease.

In connection with purchase accounting, in July 2005 and April 2007 we recorded an aggregate of $220,000,000 of deferred tax liabilities for the differences between the tax basis and the book basis of the acquired assets and liabilities. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of February 2008, we have completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, the deferred tax liabilities will be eliminated and we will recognize $220,000,000 as an income tax benefit on our consolidated statement of income.

The total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sales, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

Overview - continued

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the three- building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. The operations of 1290 Avenue of the Americas are included in the New York Office segment and the operations of 555 California Street are included in the Other segment. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records.  In a decision dated October 1, 2007, the Court determined that Mr. Trump had already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

Overview - continued

1290 Avenue of the Americas and 555 California Street – continued

The following summarizes our allocation of the purchase price to the assets and liabilities acquired.

(Amounts in thousands)
Land	$652,144
Building	1,241,574
Acquired above-market leases	33,205
Other assets	201,330
Acquired in-place leases	173,922
Assets acquired	2,302,175
Mortgage debt	812,380
Acquired below-market leases	223,764
Other liabilities	40,637
Liabilities acquired	1,076,781
Net assets acquired ($1.0 billion excluding net working capital acquired and closing costs)	$1,225,394

The following table presents our pro forma condensed consolidated statements of income for the years ended December 31, 2007 and 2006, as if the above transaction occurred on January 1, 2007 and January 1, 2006, respectively. The unaudited pro forma information is not necessarily indicative of what our actual results would have been had the transaction been consummated on January 1, 2007 or January 1, 2006, nor does it represent the results of operations for any future periods. In our opinion all adjustments necessary to reflect this transaction have been made.

	Pro Forma
Condensed Consolidated Statements of Income	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2007	2006
Revenues	$3,367,453	$2,972,943
Income before allocation to minority limited partners	$574,419	$594,050
Minority limited partners’ interest in the Operating Partnership	(41,241)	(53,907)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	(21,848)
Net income	513,904	518,295
Preferred share dividends	(57,177)	(57,511)
Net income applicable to common shares	$456,727	$460,784
Net income per common share – basic	$3.01	$3.25
Net income per common share - diluted	$2.88	$3.07

Overview - continued

India Property Fund L.P.

On June 14, 2007, we committed to contribute $95,000,000 to the India Property Fund, L.P. (the “Fund”), established to acquire, manage and develop real estate in India. In addition, we sold our interest in another India real estate partnership to the Fund for $77,000,000 and deferred the $3,700,000 net gain on sale. On December 20, 2007, we increased our commitment to the Fund by $20,000,000. As of December 31, 2007, the Fund has equity commitments aggregating $227,500,000, of which our $115,000,000 commitment represents 50.6%. In January 2008, the Fund completed capital calls aggregating $50,400,000, of which our share was $25,500,000.

Shopping Center Portfolio Acquisition

On June 26, 2007, we entered into an agreement to acquire a portfolio of 15 shopping centers aggregating approximately 1.9 million square feet for an aggregate purchase price of $351,000,000. The properties are located primarily in Northern New Jersey and Long Island, New York. We have completed the acquisition of nine of these properties for an aggregate purchase price of $250,478,000, consisting of $109,279,000 in cash, $49,599,000 in Vornado Realty L.P. preferred units, $12,460,000 of Vornado Realty L.P. common units and $79,140,000 of existing mortgage debt. We have determined not to complete the acquisition of the remaining six properties and have expensed $2,700,000 for costs of acquisitions not consummated on our consolidated statement of income for the year ended December 31, 2007.

BNA Complex

On August 9, 2007, we acquired a three building complex from The Bureau of National Affairs, Inc. (“BNA”) for $111,000,000 in cash. The complex contains approximately 300,000 square feet and is located in Washington’s West End between Georgetown and the Central Business District. We plan to convert two of these buildings to rental apartments. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

Investments in Mezzanine Loans

At December 31, 2007 and 2006, we have investments in mezzanine loans with an aggregate carrying amount of $492,339,000 (net of a $57,000,000 allowance) and $561,164,000, respectively, substantially all of which are loans to companies that have significant real estate assets. Mezzanine loans are generally subordinate to first mortgage loans and are secured by pledges of equity interests of the entities owning the underlying real estate. During 2007 we were repaid principal amounts aggregating $241,000,000 and we made new investments in mezzanine loans aggregating $217,000,000. As of December 31, 2007 and 2006, these investments had a weighted average interest rate of 9.7% and 10.1%, respectively.

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700,000, for $66,000,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. We have reduced the net carrying amount of the loans to $9,000,000 by recognizing a $57,000,000 non-cash charge which is included as a reduction of “interest and other investment income” on our consolidated statement of income for the year ended December 31, 2007.

Overview - continued

Dispositions

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005 we acquired 858,000 McDonalds’ common shares at a weighted average price of $29.54 per share. These shares were classified as “available-for-sale” marketable equity securities on our consolidated balance sheet and the fluctuations in the market value of these shares during the period of our ownership was recorded as “other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet. During October 2007, we sold all of these shares at a weighted average price of $56.45 per share and recognized a net gain of $23,090,000, representing accumulated appreciation during the period of our ownership.

During the second half of 2005, we acquired an economic interest in an additional 14,565,500 McDonalds’ common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. These call and put options had an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000 and provided for net cash settlement. Under these agreements, the strike price for each pair of options increased at an annual rate of LIBOR plus 45 basis points and was decreased for dividends received. The options provided us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points. Because these options were derivatives and did not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period were recognized as “investment income or loss” on our consolidated statements of income. In 2006, we sold 2,119,500 of these shares at a weighted average price of $35.49 per share, and acquired an additional 1,250,000 option shares at a weighted average price of $33.08 per share. As of December 31, 2006, there were 13,695,500 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share. During August, September and October 2007, we settled the 13,695,500 option shares and received an aggregate of $260,719,000 in cash. During the years ended December 31, 2007, 2006 and 2005, we recognized net gains of $108,821,000, $138,815,000 and $17,254,000, respectively, representing income from the mark-to-market of these shares during the period of our ownership through their settlement, net of related LIBOR charges.

The aggregate net gain from inception of our investments in McDonalds in 2005 through final settlement in October 2007 was $289,414,000.

Vineland, New Jersey Shopping Center Property

On July 16, 2007, we sold our Vineland, New Jersey shopping center property for $2,774,000 in cash, which resulted in a net gain of $1,708,000.

Crystal Mall Two

On August 9, 2007, we sold Crystal Mall Two, a 277,000 square foot office building located at 1801 South Bell Street in Crystal City for $103,600,000, which resulted in a net gain of $19,893,000.

Arlington Plaza

On October 17, 2007, we sold Arlington Plaza, a 188,000 square foot office building located in Arlington, Virginia for $71,500,000, which resulted in a net gain of $33,900,000.

Overview – continued

Financings

The net proceeds we received from the debt financings summarized below were used primarily to fund acquisitions and investments and for other general corporate purposes. In the future, we may seek to obtain additional capital through equity offerings, debt financings or asset sales, although we have no express policy with respect to these capital markets transactions. We may also offer our shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire our shares or any other securities in the future.

2.85% Convertible Senior Debentures due 2027

On March 21, 2007, we sold $1.4 billion aggregate principal amount of 2.85% convertible senior debentures due 2027, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $1.37 billion. The debentures are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2012, 2017, and 2022 and in certain other limited circumstances. The debentures are convertible, under certain circumstances, for cash and Vornado common shares at an initial conversion rate of 6.1553 common shares per $1,000 of principal amount of debentures. The initial conversion price was $162.46, which represented a premium of 30% over the March 21, 2007 closing price for our common shares. The principal amount of debentures will be settled for cash and the amount in excess of the principal defined as the conversion value will be settled in cash or, at our election, Vornado common shares.

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

See “Recently Issued Accounting Literature” for details regarding a proposed FASB Staff Position that would change our current accounting for convertible and exchangeable debt.

Overview – continued

Financings - continued

Revolving Credit Facility

On September 28, 2007, the Operating Partnership entered into a new $1.510 billion unsecured revolving credit facility, which was increased by $85,000,000 on October 12, 2007 and can be increased to up to $2.0 billion during the initial term. The new facility has a three-year term with two one-year extension options, bears interest at LIBOR plus 55 basis points (5.43% at December 31, 2007), based on our current credit ratings and requires the payment of an annual facility fee of 15 basis points. Together with the existing $1.0 billion credit facility, the Operating Partnership has an aggregate of $2.595 billion of unsecured revolving credit. Vornado is the guarantor of the Operating Partnership’s obligations under both revolving credit agreements. The existing $1.0 billion credit facility’s financial covenants have been modified to conform to the financial covenants under the new agreement. Significant modifications include (i) changing the definition of Capitalization Value to exclude corporate unallocated general and administrative expenses and to reduce the capitalization rate to 6.5% from 7.5%, and (ii) changing the definition of Total Outstanding Indebtedness to exclude indebtedness of unconsolidated joint ventures. Under the new agreement, “Equity Value” may not be less than Three Billion Dollars; “Total Outstanding Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value;” the ratio of “Combined EBITDA” to “Fixed Charges,” each measured as of the most recently ended calendar quarter, may not be less than 1.40 to 1.00; the ratio of “Unencumbered Combined EBITDA” to “Unsecured Interest Expense,” each measured as of the most recently ended calendar quarter, may not be less than 1.50 to 1.00; at any time, “Unsecured Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value of Unencumbered Assets;” and the ratio of “Secured Indebtedness” to “Capitalization Value,” each measured as of the most recently ended calendar quarter, may not exceed fifty percent (50%). The new agreement also contains standard representations and warranties and other covenants. The terms in quotations in this paragraph are all defined in the new agreement, which was filed as an exhibit to our Current Report on Form 8-K dated September 28, 2007, filed on October 4, 2007.

Other

In addition to the above, during 2007 we completed approximately $1.111 billion of property level financings and repaid approximately $412,674,000 of existing debt with a portion of the proceeds.

Overview – continued

Other Investments

The Lexington Master Limited Partnership, formerly The Newkirk Master Limited Partnership

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

As of December 31, 2007, we own 8,149,593 limited partnership units of Lexington MLP, or a 7.5% ownership interest. As of December 31, 2007, the fair value of our investment in Lexington MLP based on Lexington’s December 31, 2007 closing share price of $14.54, was $118,495,000, or $39,836,000 below the carrying amount on our consolidated balance sheet. We have concluded that as of December 31, 2007, the decline in the value of our investment is not “other-than-temporary.”

GMH Communities L.P. (“GMH”)

At December 31, 2007, we own 7,337,857 GMH Communities L.P. (“GMH”) limited partnership units, which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (NYSE: GCT) (“GCT”), and 2,517,247 common shares of GCT, or 13.8% of the limited partnership interest of GMH. Our ownership interest was acquired primarily as a result of the exercise of stock purchase warrants during 2004 and 2006. See Note 5 Derivative Instruments and Related Marketable Securities for details of the warrants. We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.

On February 12, 2008, GCT announced that it has entered into two definitive agreements in connection with the sale of its military and student housing divisions for an aggregate sales price of approximately $9.61 per share/unit. In addition, GCT anticipates selling its remaining assets prior to the closing of the merger. The merger, which has been unanimously approved by GCT’s Board of Trustees, is subject to GCT shareholder approval and customary closing conditions.

As of December 31, 2007, the fair value of our investment in GMH and GCT based on GCT’s December 31, 2007 closing share price of $5.52, was $54,400,000, or $48,860,000 below the carrying amount of $10.48 per share/unit on our consolidated balance sheet. We have concluded that as of December 31, 2007, the decline in the value of our investment is not “other-than-temporary,” based on the aggregate value anticipated to be received as a result of the transactions described above, including the additional consideration from the sale of GCT’s remaining assets.

Overview – continued

Leasing Activity

The following table summarizes our leasing statistics for 2007 and 2006, which we view as key performance indicators.

(Square feet in thousands)				Merchandise Mart
As of December 31, 2007:	New York Office	Washington, DC Office	Retail	Office	Showroom
Square feet	15,994	17,565	21,934	2,757	6,139
Number of properties	28	83	177	9	9
Occupancy rate	97.6%	93.2%	94.3%	97.1%	93.7%

Leasing Activity:
Year ended December 31, 2007:
Square feet	1,445 (2)	2,512	857	329	1,510
Initial rent (1)	$73.74	$38.97	$39.38	$26.70	$26.70
Weighted average lease term (years)	9.5	6.6	8.9	10.3	5.6
Rent per square foot on relet space:
Square feet	1,347	1,764	361	327	1,381
Initial Rent (1)	$75.05	$33.89	$41.50	$26.75	$26.73
Prior escalated rent	$43.66	$31.90	$28.60	$28.25	$26.85
Percentage increase (decrease):
Cash basis	71.9%	6.2%	45.1%	(5.3)%	(0.4)%
Straight-line basis	67.5%	7.1%	38.1%	13.2%	9.9%
Rent per square foot on space previously vacant:
Square feet	98	748	496	2	129
Initial rent (1)	$55.73	$50.96	$37.74	$19.50	$26.38
Tenant improvements and leasing commissions:
Per square foot	$48.90	$11.34	$9.86	$52.39	$13.33
Per square foot per annum	$5.17	$1.72	$1.11	$5.09	$2.38
Percentage of initial rent	7.0%	4.4%	2.8%	19.1%	8.9%

Quarter ended December 31, 2007:
Square feet	545	706	235	165	609
Initial rent (1)	$75.58	$47.72	$54.14	$29.29	$26.65
Weighted average lease terms (years)	10.3	8.4	9.7	8.0	6.5
Rent per square foot on relet space:
Square feet	517	367	95	165	525
Initial Rent (1)	$76.66	$32.81	$37.78	$29.29	$26.49
Prior escalated rent	$40.21	$29.84	$33.12	$30.94	$27.24
Percentage increase (decrease):
Cash basis	90.7%	10.0%	14.1%	(5.3)%	(2.8)%
Straight-line basis	67.9%	8.4%	25.8%	5.3%	7.1%
Rent per square foot on space previously vacant:
Square feet	28	339	140	—	84
Initial rent (1)	$55.64	$63.87	$65.30	$—	$27.63
Tenant improvements and leasing commissions:
Per square foot	$49.23	$7.28	$8.65	$38.74	$19.09
Per square foot per annum	$4.79	$0.87	$0.89	$4.86	$2.95
Percentage of initial rent	6.3%	1.8%	1.6%	16.6%	11.1%

____________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.
(2)

In addition to the above, the New York Office division leased 24 thousand square feet of retail space during the year ended December 31, 2007 at an initial rent of $217.90, an 89.9% increase over the prior escalated rent per square foot.

Overview – continued

(Square feet in thousands)				Merchandise Mart
As of December 31, 2006:	New York Office	Washington, DC Office	Retail	Office	Showroom
Square feet	13,692	18,015	19,264	2,714	6,370
Number of properties	25	91	158	9	9
Occupancy rate	97.5%	92.2%	92.7%	97.4%	93.6%

Leasing Activity:
Year ended December 31, 2006:
Square feet	1,693	2,164	1,184	178	1,107
Initial rent (1)	$51.69	$31.90	$22.79	$24.24	$24.61
Weighted average lease term (years)	9.5	6.5	11.9	8.1	5.2
Rent per square foot on relet space:
Square feet	1,378	1,438	449	178	1,107
Initial Rent (1)	$53.08	$31.45	$25.93	$24.24	$24.61
Prior escalated rent	$43.71	$30.71	$20.86	$25.54	$24.56
Percentage increase (decrease):
Cash basis	21.4%	2.4%	24.3%	(5.1)%	0.2%
Straight-line basis	30.0%	4.8%	33.3%	1.9%	9.9%
Rent per square foot on space previously vacant:
Square feet	315	726	735	—	—
Initial rent (1)	$45.61	$32.79	$20.86	$—	$—

Tenant improvements and leasing commissions:
Per square foot	$39.08	$16.54	$7.64	$35.57	$6.80
Per square foot per annum	$4.10	$2.54	$0.64	$4.39	$1.31
Percentage of initial rent	7.9%	8.0%	2.8%	18.1%	5.3%

_______________________

(1)	Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

The following summarizes the square/cubic footage, number of properties and occupancy rate of Americold Realty Trust, our Temperature Controlled Logistics segment.

(square feet/cubic feet in thousands)	As of December 31, 2007	As of December 31, 2006
Square feet/ cubic feet	18,951/498,600	18,941/497,800
Number of Properties	90	91
Occupancy rate	80.3%	77.4%

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2007 and 2006, the carrying amounts of real estate, net of accumulated depreciation, were $16.565 billion and $11.471 billion, respectively. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.

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

As of December 31, 2007 and 2006, the carrying amounts of identified intangible assets, a component of “other assets” on our consolidated balance sheets, were $601,232,000 and $303,609,000, respectively. In addition, the carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $814,101,000 and $296,836,000, respectively. If the intangible assets are deemed to be impaired, or the estimated useful lives of finite-life intangibles assets or liabilities change, the impact to our consolidated financial statements could be material.

Critical Accounting Policies – continued

Mezzanine Loans Receivable

We invest in mezzanine loans to entities which have significant real estate assets. These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. We record investments in mezzanine loans at the stated principal amount net of any discount or premium. As of December 31, 2007 and 2006, the carrying amounts of “mezzanine loans receivable” were $492,339,000 and $561,164,000, respectively. We accrete or amortize any discounts or premiums over the life of the related receivable utilizing the effective interest method, or straight-line method if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. The impact of our estimates in connection with the collectibility of both interest and principal of our loans could be material to our consolidated financial statements.

Partially Owned Entities

As of December 31, 2007 and 2006, the carrying amounts of investments and advances to partially owned entities, including Alexander’s and Toys “R” Us, were $1.517 billion and $1.453 billion, respectively. In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

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

Allowance For Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts ($23,177,000 and $17,727,000 as of December 31, 2007 and 2006) for estimated losses resulting from the inability of tenants to make required payments under their lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($3,076,000 and $2,334,000 as of December 31, 2007 and 2006). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

Critical Accounting Policies – continued

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

Recently Issued Accounting Literature

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 did not have a material effect on our consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective on January 1, 2009. The adoption of the measurement date provisions of this standard is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

On August 31, 2007, the FASB issued a proposed FASB Staff Position (the “proposed FSP”) that affects the accounting for our convertible and exchangeable senior debentures and Series D-13 convertible preferred units. The proposed FSP requires the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount must be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. If adopted, we expect that the proposed FSP would be effective for our fiscal year beginning on January 1, 2009 and would require retroactive application. The adoption of the proposed FSP on January 1, 2009 would result in the recognition of an aggregate unamortized debt discount of $180,429,000 (as of December 31, 2007) on our consolidated balance sheet and additional interest expense on our consolidated statements of income. Our current estimate of the incremental interest expense, net of minority interest, for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,405
2006	6,065
2007	28,233
2008	35,113
2009	37,856
2010	40,114
2011	41,112
2012	8,192

Recently Issued Accounting Literature - continued

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

Net income and EBITDA (1) by Segment for the years ended December 31, 2007, 2006 and 2005.

(Amounts in thousands)	For the Year Ended December 31, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other (3)
Property rentals	$1,828,329	$640,739	$454,115	$328,911	$250,131	$—	$—	$154,433
Straight-line rents:
Contractual rent increases	43,097	13,281	12,526	12,257	4,189	—	—	844
Amortization of free rent	34,602	15,935	14,146	1,138	1,805	—	—	1,578
Amortization of acquired below- market leases, net	83,250	47,861	4,573	25,960	193	—	—	4,663
Total rentals	1,989,278	717,816	485,360	368,266	256,318	—	—	161,518
Temperature Controlled Logistics	847,026	—	—	—	—	847,026	—	—
Tenant expense reimbursements	324,034	125,940	43,615	120,756	21,583	—	—	12,140
Fee and other income:
Tenant cleaning fees	46,238	58,837	—	—	—	—	—	(12,599)
Management and leasing fees	15,713	4,928	12,539	1,770	7	—	—	(3,531)
Lease termination fees	7,718	3,500	718	2,823	677	—	—	—
Other	40,622	16,239	15,256	2,257	8,117	—	—	(1,247)
Total revenues	3,270,629	927,260	557,488	495,872	286,702	847,026	—	156,281
Operating expenses	1,632,576	395,357	182,414	172,557	137,313	676,375	—	68,560
Depreciation and amortization	529,761	150,268	118,840	78,286	49,550	84,763	—	48,054
General and administrative	232,068	17,252	27,409	27,476	28,398	43,017	—	88,516
Costs of acquisitions not consummated	10,375	—	—	—	—	—	—	10,375
Total expenses	2,404,780	562,877	328,663	278,319	215,261	804,155	—	215,505
Operating income (loss)	865,849	364,383	228,825	217,553	71,441	42,871	—	(59,224)
Income applicable to Alexander’s	50,589	757	—	812	—	—	—	49,020
Loss applicable to Toys “R” Us	(14,337)	—	—	—	—	—	(14,337)	—
Income from partially owned entities	33,404	4,799	8,728	9,041	1,053	1,513	—	8,270
Interest and other investment income	228,499	2,888	5,982	534	390	2,074	—	216,631
Interest and debt expense	(634,554)	(133,804)	(126,163)	(78,234)	(52,237)	(65,168)	—	(178,948)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	39,493	—	—	—	—	—	—	39,493
Minority interest of partially owned entities	18,559	(3,583)	—	96	—	15,065	—	6,981
Income (loss) before income taxes	587,502	235,440	117,372	149,802	20,647	(3,645)	(14,337)	82,223
Provision for income taxes	(10,530)	—	(2,784)	(185)	(1,094)	(1,351)	—	(5,116)
Income (loss) from continuing operations	576,972	235,440	114,588	149,617	19,553	(4,996)	(14,337)	77,107
Income (loss) from discontinued operations, net	58,716	—	57,812	6,397	—	564	—	(6,057)
Income (loss) before allocation to minority limited partners	635,688	235,440	172,400	156,014	19,553	(4,432)	(14,337)	71,050
Minority limited partners’ interest in the Operating Partnership	(47,508)	—	—	—	—	—	—	(47,508)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	—	—	—	—	—	—	(19,274)
Net income (loss)	568,906	235,440	172,400	156,014	19,553	(4,432)	(14,337)	4,268
Interest and debt expense (2)	823,030	131,418	131,013	89,537	53,098	31,007	174,401	212,556
Depreciation and amortization (2)	676,660	147,340	129,857	82,002	50,156	40,443	155,800	71,062
Income tax expense (benefit) (2)	4,234	—	6,613	185	1,094	643	(10,898)	6,597
EBITDA (1)	$2,072,830	$514,198	$439,883	$327,738	$123,901	$67,661	$304,966	$294,483
Percentage of EBITDA by segment	100.0%	24.8%	21.2%	15.8%	6.0%	3.3%	14.7%	14.2%

EBITDA above includes certain items that affect comparability, including (i) $136,593 of income from derivatives and sales of related marketable securities, (ii) $64,981 for net gains on sale of real estate, (iii) $14,280 for our share of Alexander’s reversal of stock appreciation rights compensation expense, partially offset by (iv) $57,000 for a non-cash mezzanine loan loss accrual and (v) $10,375 of expense for costs of acquisitions not consummated. Excluding these items, the percentages of EBITDA by segment are 26.8% for New York Office, 20.0% for Washington, DC Office, 16.8% for Retail, 6.5% for Merchandise Mart, 3.5% for Temperature Controlled Logistics, 15.7% for Toys and 10.7% for Other.

_____________________

See notes on page 87.

Net income and EBITDA (1) by Segment for the years ended December 31, 2007, 2006 and 2005 – continued

(Amounts in thousands)	For the Year Ended December 31, 2006
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other (3)
Property rentals	$1,470,678	$487,421	$394,870	$264,727	$236,945	$—	$—	$86,715
Straight-line rents:
Contractual rent increases	31,800	4,431	13,589	7,908	6,038	—	—	(166)
Amortization of free rent	31,103	7,245	16,181	5,080	2,597	—	—	—
Amortization of acquired below- market leases, net	23,420	976	4,108	15,513	43	—	—	2,780
Total rentals	1,557,001	500,073	428,748	293,228	245,623	—	—	89,329
Temperature Controlled Logistics	779,110	—	—	—	—	779,110	—	—
Tenant expense reimbursements	261,339	102,488	33,870	101,737	19,125	—	—	4,119
Fee and other income:
Tenant cleaning fees	33,779	42,317	—	—	—	—	—	(8,538)
Management and leasing fees	10,256	1,111	7,643	1,463	39	—	—	—
Lease termination fees	29,362	25,188	2,798	371	1,005	—	—	—
Other	30,190	12,307	10,128	1,588	6,082	—	—	85
Total revenues	2,701,037	683,484	483,187	398,387	271,874	779,110	—	84,995
Operating expenses	1,362,657	301,583	151,354	130,520	108,783	620,833	—	49,584
Depreciation and amortization	395,398	98,474	107,539	50,806	44,492	73,025	—	21,062
General and administrative	219,239	16,942	33,916	21,683	26,752	39,050	—	80,896
Total expenses	1,977,294	416,999	292,809	203,009	180,027	732,908	—	151,542
Operating income (loss)	723,743	266,485	190,378	195,378	91,847	46,202	—	(66,547)
(Loss) income applicable to Alexander’s	(14,530)	772	—	716	—	—	—	(16,018)
Loss applicable to Toys “R” Us	(47,520)	—	—	—	—	—	(47,520)	—
Income from partially owned entities	61,777	3,844	13,302	5,950	1,076	1,422	—	36,183
Interest and other investment income	262,176	913	1,782	812	275	6,785	—	251,609
Interest and debt expense	(476,461)	(84,134)	(97,972)	(79,202)	(28,672)	(81,890)	—	(104,591)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	76,073	—	—	—	—	—	—	76,073
Minority interest of partially owned entities	20,173	—	—	84	5	18,810	—	1,274
Income (loss) before income taxes	605,431	187,880	107,490	123,738	64,531	(8,671)	(47,520)	177,983
Provision for income taxes	(2,326)	—	(932)	—	441	(1,835)	—	—
Income (loss) from continuing operations	603,105	187,880	106,558	123,738	64,972	(10,506)	(47,520)	177,983
Income from discontinued operations, net	37,595	—	20,588	9,206	5,682	2,107	—	12
Income (loss) before allocation to minority limited partners	640,700	187,880	127,146	132,944	70,654	(8,399)	(47,520)	177,995
Minority limited partners’ interest in the Operating Partnership	(58,712)	—	—	—	—	—	—	(58,712)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	—	—	—	—	—	—	(21,848)
Net income (loss)	560,140	187,880	127,146	132,944	70,654	(8,399)	(47,520)	97,435
Interest and debt expense (2)	692,496	86,861	107,477	89,748	29,551	38,963	196,259	143,637
Depreciation and amortization (2)	542,515	101,976	123,314	56,168	45,077	34,854	137,176	43,950
Income tax (benefit) expense (2)	(11,848)	—	8,842	—	(441)	873	(22,628)	1,506
EBITDA (1)	$1,783,303	$376,717	$366,779	$278,860	$144,841	$66,291	$263,287	$286,528
Percentage of EBITDA by segment	100.0%	21.1%	20.6%	15.6%	8.1%	3.7%	14.8%	16.1%

EBITDA above includes certain items that affect comparability, including (i) $153,209 of income from derivatives, (ii) $76,082 of net gains on sale of marketable securities, (iii) $46,935 of net gains on sale of real estate and (iv) $47,404 of expense, primarily from our share of Alexander’s stock appreciation rights compensation expense. Excluding these items, the percentages of EBITDA by segment are 24.0% for New York Office, 22.4% for Washington, DC Office, 17.2% for Retail, 8.9% for Merchandise Mart, 4.2% for Temperature Controlled Logistics, 16.6% for Toys and 6.7% for Other.

___________________

See notes on page 87.

Net income and EBITDA (1) by Segment for the years ended December 31, 2007, 2006 and 2005 – continued

(Amounts in thousands)	For the Year Ended December 31, 2005
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other (3)
Property rentals	$1,308,048	$460,062	$361,081	$199,519	$215,283	$—	$—	$72,103
Straight-line rents:
Contractual rent increases	23,115	6,163	7,472	5,981	3,439	—	—	60
Amortization of free rent	27,136	11,280	5,306	4,030	6,520	—	—	—
Amortization of acquired below- market leases, net	13,155	—	6,746	5,596	—	—	—	813
Total rentals	1,371,454	477,505	380,605	215,126	225,242	—	—	72,976
Temperature Controlled Logistics	846,881	—	—	—	—	846,881	—	—
Tenant expense reimbursements	206,923	97,987	17,650	73,284	15,268	—	—	2,734
Fee and other income:
Tenant cleaning fees	30,350	30,350	—	—	—	—	—	—
Management and leasing fees	15,433	893	13,539	941	60	—	—	—
Lease termination fees	30,117	10,392	354	2,399	16,972	—	—	—
Other	18,703	8,729	4,924	271	4,778	—	—	1
Total revenues	2,519,861	625,856	417,072	292,021	262,320	846,881	—	75,711
Operating expenses	1,294,850	278,234	120,934	88,690	95,931	662,703	—	48,358
Depreciation and amortization	328,811	87,118	80,189	32,965	39,456	73,776	—	15,307
General and administrative	177,790	14,315	24,513	15,800	23,498	38,246	—	61,418
Total expenses	1,801,451	379,667	225,636	137,455	158,885	774,725	—	125,083
Operating income (loss)	718,410	246,189	191,436	154,566	103,435	72,156	—	(49,372)
Income applicable to Alexander’s	59,022	694	—	695	—	—	—	57,633
Loss applicable to Toys “R” Us	(40,496)	—	—	—	—	—	(40,496)	—
Income from partially owned entities	36,165	2,563	1,076	9,094	588	1,248	—	21,596
Interest and other investment income	167,214	713	1,100	583	187	2,273	—	162,358
Interest and debt expense	(338,097)	(58,829)	(79,809)	(60,018)	(10,769)	(56,272)	—	(72,400)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	39,042	606	84	896	—	—	—	37,456
Minority interest of partially owned entities	(3,808)	—	—	—	120	(4,221)	—	293
Income (loss) before income taxes	637,452	191,936	113,887	105,816	93,561	15,184	(40,496)	157,564
Provision for income taxes	(4,994)	—	(1,177)	—	(1,138)	(2,679)	—	—
Income (loss) from continuing operations	632,458	191,936	112,710	105,816	92,423	12,505	(40,496)	157,564
Income from discontinued operations, net	41,020	—	5,579	656	2,182	—	—	32,603
Income (loss) before allocation to minority limited partners	673,478	191,936	118,289	106,472	94,605	12,505	(40,496)	190,167
Minority limited partners’ interest in the Operating Partnership	(66,755)	—	—	—	—	—	—	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	—	—	—	—	—	—	(67,119)
Net income (loss)	539,604	191,936	118,289	106,472	94,605	12,505	(40,496)	56,293
Interest and debt expense (2)	415,826	60,821	84,913	68,274	11,592	26,775	46,789	116,662
Depreciation and amortization (2)	367,260	88,844	86,376	37,954	41,757	35,211	33,939	43,179
Income tax (benefit) expense (2)	(21,062)	—	1,199	—	1,138	1,275	(25,372)	698
EBITDA (1)	$1,301,628	$341,601	$290,777	$212,700	$149,092	$75,766	$14,860	$216,832
Percentage of EBITDA by segment	100%	26.2%	22.4%	16.3%	11.5%	5.8%	1.1%	16.7%

Included in EBITDA are net gains on sale of real estate of $31,614, income from the mark-to-market and conversion of derivative instruments of $72,816 and certain other gains and losses that affect comparability. Excluding these items, the percentages of EBITDA by segment are 29.9% for New York Office, 24.6% for Washington, DC Office, 18.3% for Retail, 12.8% for Merchandise Mart, 6.7% for Temperature Controlled Logistics, 1.3% for Toys and 6.4% for Other.

___________________

See notes on the following page.

Net income and EBITDA (1) by Segment for the years ended December 31, 2007, 2006 and 2005 – continued

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

(2)	Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income to EBITDA include our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2007	2006	2005
Alexander’s	$78,375	$14,130	$84,874
Hotel Pennsylvania	37,941	27,495	22,522
555 California Street (acquired 70% interest on May 24, 2007)	34,073	—	—
Lexington MLP, formerly Newkirk MLP	24,539	51,737	55,126
GMH Communities L.P.	22,604	10,737	7,955
Industrial warehouses	4,881	5,582	5,666
Other investments	7,322	13,253	5,319
	209,735	122,934	181,462
Investment income and other	238,704	320,225	194,851
Corporate general and administrative expenses	(76,799)	(76,071)	(57,221)
Minority limited partners’ interest in the Operating Partnership	(47,508)	(58,712)	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	(21,848)	(67,119)
Costs of acquisitions not consummated	(10,375)	—	—
Net gain on sale of 400 North LaSalle	—	—	31,614
	$294,483	$286,528	$216,832

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $3,270,629,000 for the year ended December 31, 2007, compared to $2,701,037,000 in the prior year, an increase of $569,592,000. Below are the details of the increase by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$60,438	$60,438		$—	$—	$—	$—		$—
555 California Street	55,764	—		—	—	—	—		55,764
Manhattan Mall	51,492	34,716		—	16,776	—	—		—
H Street (effect of consolidating from May 1, 2007, vs. equity method prior)	40,965	—		40,965	—	—	—		—
350 Park Avenue	30,382	30,382		—	—	—	—		—
Former Toys “R” Us stores	15,872	—		—	15,872	—	—		—
Bruckner Plaza	7,487	—		—	7,487	—	—		—
1540 Broadway	3,619	407		—	3,212	—	—		—
Other	27,482	—		2,554	14,184	10,744	—		—
Development/Redevelopment:
2101 L Street – out of service	(3,336)	—		(3,336)	—	—	—		—
Bergen Town Ctr – portion out of service	(190)	—		—	(190)	—	—		—
Springfield Mall – portion out of service	(301)	—		—	(301)	—	—		—
Other	(4,208)	—		—	(619)	—	—		(3,589)
Amortization of acquired below market leases, net	59,830	46,885		465	10,447	150	—		1,883
Operations:
Hotel Pennsylvania	14,038	—		—	—	—	—		14,038	(1)
Trade shows	537	—		—	—	537	—		—
Leasing activity (see page 77)	72,406	44,915		15,964	8,170	(736)	—		4,093
Total increase in property rentals	432,277	217,743		56,612	75,038	10,695	—		72,189

Temperature Controlled Logistics:
Increase due to acquisitions (ConAgra warehouses)	20,529	—		—	—	—	20,529		—
Increase due to operations	47,387	—		—	—	—	47,387	(2)	—
Total increase	67,916	—		—	—	—	67,916		—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development	44,406	22,745		3,314	10,626	—	—		7,721
Operations	18,289	707		6,431	8,393	2,458	—		300
Total increase in tenant expense reimbursements	62,695	23,452		9,745	19,019	2,458	—		8,021
Fee and other income:
(Decrease) increase in:
Lease cancellation fee income	(21,644)	(21,688	) (3)	(2,080)	2,452	(328)	—		—
Management and leasing fees	5,457	3,817		4,896	307	(32)	—		(3,531	) (4)
BMS Cleaning fees	12,459	16,520		—	—	—	—		(4,061	) (4)
Other	10,432	3,932		5,128	669	2,035	—		(1,332	) (4)
Total increase (decrease) in fee and other income	6,704	2,581		7,944	3,428	1,675	—		(8,924)
Total increase in revenues	$569,592	$243,776		$74,301	$97,485	$14,828	$67,916		$71,286

______________________

See notes on following page.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Notes to preceding tabular information:

($ in thousands, except revenue per available room statistics)

(1)	Average occupancy and revenue per available room (“REVPAR”) were 84.4% and $130.70 for the year ended December 31, 2007, as compared to 82.1% and $109.53 in the prior year.

(2)

Primarily from (i) a $34,782 increase in transportation operations (resulting in a $1,640 increase in EBITDA) resulting from new transportation business in connection with the acquisition of the ConAgra warehouses in the fourth quarter of 2006, (ii) a $7,967 increase in managed warehouse operations (resulting in a $314 increase in EBITDA) as a result of a new management contract beginning in March 2007, and (iii) a $5,273 increase in owned warehouse operations. See note 3 on page 91 for a discussion on AmeriCold’s gross margin.

(3)	Primarily due to lease termination fee income received from MONY Life Insurance Company in 2006 in connection with the termination of their 289,000 square foot lease at 1740 Broadway.

(4)	Results from the elimination of inter-company fees from operating segments upon consolidation. See note 4 on page 91.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $2,404,780,000 for the year ended December 31, 2007, compared to $1,977,294,000 in the prior year, an increase of $427,486,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington DC Office		Retail		Merchandise Mart		Temperature Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$32,059	$32,059		$—		$		$—		$—		$—
555 California Street	24,946	—		—			—	—		—		24,946
Manhattan Mall	23,279	13,108		—			10,171	—		—		—
H Street (effect of consolidating from May 1, 2007, vs. equity method prior)	18,119	—		18,119			—			—		—
350 Park Avenue	15,618	15,618		—			—	—		—		—
Former Toys “R” Us stores	12,241	—		—			12,241	—		—		—
Bruckner Plaza	3,066	—		—			3,066	—		—		—
1540 Broadway	2,228	667		—			1,561	—		—		—
Other	36,697	—		1,635			7,429	12,916		14,717		—
Development/Redevelopment:
2101 L Street – out of service	(2,177)	—		(2,177)			—	—		—		—
Bergen Town Ctr – portion out of service	(917)	—		—			(917)	—		—		—
Springfield Mall – portion out of service	(782)	—		—			(782)	—		—		—
Other	(1,332)	—		—			234	—		—		(1,566)
Operations	101,235	32,322	(1)	13,483			9,034	13,832	(2)	40,825	(3)	(8,261	)(4)
Hotel Pennsylvania	3,857	—		—			—	—		—		3,857
Trade shows activity	1,782	—		—			—	1,782		—		—
Total increase in operating expenses	269,919	93,774		31,060			42,037	28,530		55,542		18,976

Depreciation and amortization:
Increase due to:
Acquisitions/Development	113,002	50,483		8,032			22,629	—		9,636		22,222
Operations (due to additions to buildings and improvements)	21,361	1,311		3,269			4,851	5,058		2,102		4,770
Total increase in depreciation and amortization	134,363	51,794		11,301			27,480	5,058		11,738		26,992

General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	11,717	1,208		(7,757	)(5)		4,512	—		5,408		8,346	(7)
Operations	1,112	(898)		1,250			1,281	1,646		(1,441	) (6)	(726	)(8)
Total increase (decrease) in general and administrative	12,829	310		(6,507)			5,793	1,646		3,967		7,620
Cost of acquisitions not consummated	10,375	—		—			—	—		—		10,375
Total increase in expenses	$427,486	$145,878		$35,854			$75,310	$35,234		$71,247		$63,963

_________________________

See notes on following page.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Notes to preceding tabular information:

($ in thousands)

(1)

Primarily from a (i) $13,885 increase in operating expenses of Building Maintenance Services, Inc. (“BMS”), a wholly owned subsidiary, which provides cleaning, security and engineering services to New York Office properties (the corresponding increase in BMS revenues is included in “other income”), (ii) $8,992 increase in property level costs and (iii) $7,553 write-off of straight line rent receivable in connection with lease terminations.

(2)

Primarily from (i) a $7,782 increase in property level operating costs, (ii) $2,000 due to a reassessment of 2006 real estate taxes in 2007 and (iii) a $4,050 reversal of a reserve for bad debts in 2006.

(3)	AmeriCold’s gross margin from comparable warehouses was $155,824, or 33.6% for 2007, compared to $149,932, or 32.2% for 2006.

(4)	Represents the elimination of inter-company fees from operating segments upon consolidation. See note 4 on page 89.

(5)	H Street litigation costs in 2006.

(6)	Primarily from a decrease in corporate overhead.

(7)

Primarily from (i) $4,835 of administrative and organization expenses of the India Property Fund, in which we are a 50.6% partner as of December 31, 2007 (because we consolidate the India Property Fund, the minority share of these expenses is included in minority interest on our consolidated statement of income), and (ii) $1,880 of general and administrative expenses of 555 California Street from the date of acquisition.

(8)

Primarily from a (i) $5,465 decrease in franchise taxes and donations, (ii) $4,420 decrease in medicare taxes resulting from stock option exercises and the termination of a rabbi trust, partially offset by, (iii) an $8,245 increase in stock-based compensation.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Income Applicable to Alexander’s

Income applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $50,589,000 for the year ended December 31, 2007, compared to a loss of $14,530,000 for the prior year, an increase of $65,119,000. The increase was primarily due to (i) our $14,280,000 share of income in 2007 for the reversal of accrued stock appreciation rights compensation expense as compared to $49,043,000 for our share of expense in the prior year, (ii) an increase of $3,504,000 in our equity in earnings of Alexander’s before stock appreciation rights and net gains on sales of condominiums, (iii) an increase of $3,758,000 in development fees in 2007, partially offset by (iv) our $4,580,000 share of Alexander’s net gain on sale of 731 Lexington Avenue condominiums in the prior year and (v) a $1,305,000 decrease in leasing fee income.

Loss Applicable to Toys

Our 32.7% share of Toys’ financial results (comprised of our share of Toys’ net loss, interest income on loans receivable, and management fees) for the years ended December 31, 2007 and December 31, 2006 are for Toys fiscal periods from October 29, 2006 to November 3, 2007 and October 30, 2005 to October 28, 2006, respectively. In the year ended December 31, 2007, our loss applicable to Toys was $14,337,000, or $25,235,000 before our share of Toys’ income tax benefit, as compared to $47,520,000 or $70,147,000 before our share of Toys’ income tax benefit in the prior year. The decrease in our loss applicable to Toys’ before income tax benefit of $44,912,000 results primarily from (i) an increase in Toys’ net sales due to improvements in comparable store sales across all divisions and benefits in foreign currency translation, (ii) a net gain related to a lease termination, (iii) decreased interest expense primarily due to reduced borrowings and reduced amortization of deferred financing costs, partially offset by, (iv) an increase in selling, general and administrative expenses, which as a percentage of net sales were 27.7% and 26.4% for the twelve month periods ended November 3, 2007 and October 28, 2006, respectively, as a result of higher payroll, store occupancy, corporate and advertising expenses.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the years ended December 31, 2007 and 2006.

Equity in Net Income (Loss):	For The Year Ended December 31,
(Amounts in thousands)
	2007	2006
H Street non-consolidated subsidiaries:
50% share of equity in income (1)	$5,923	$11,074

Beverly Connection:
50% share of equity in net loss	(7,031)	(8,567)
Interest and fee income	12,141	10,837
	5,110	2,270
GMH Communities L.P: (2)
13.8% share in 2007 and 13.5% in 2006 of equity in net income (loss)	6,463	(1,013)

Lexington MLP: (3)
7.5% in 2007 and 15.8% in 2006 share of equity in net income	2,211	34,459

Other (4)	13,697	14,987
	$33,404	$61,777

__________________________

(1)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets and we now consolidate the accounts of these entities into our consolidated financial statements and no longer account for them under the equity method. Prior to the quarter ended June 30, 2006 these corporations were contesting our acquisition of H Street and impeded our access to their financial information. Accordingly, we were unable to record our pro rata share of their earnings. 2006 includes $3,890 for our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(2)

We record our pro rata share of GMH’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. On September 15, 2006 GCT filed its quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Accordingly, “equity in net income or loss from partially owned entities” for the year ended December 31, 2006 includes a net loss of $1,013, which consists of (i) a $94 net loss representing our share of GMH’s 2005 fourth quarter results, including adjustments to restate its first three quarters of 2005 and (ii) a net loss of $919 for our share of GMH’s earnings through September 30, 2006.

(3)

On January 1, 2007, we began recording our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements. Prior to the January 1, 2007, we recorded our pro rata share of Newkirk MLP’s (Lexington MLP’s predecessor) quarterly earnings current in our same quarter. Accordingly, our “equity in net income or loss from partially owned entities” for the year ended December 31, 2007 includes our share of Lexington MLP’s net income or loss for the nine month period from January 1, 2007 through September 30, 2007.

The decrease in our share of earnings from the prior year is primarily due to (i) the current year including our share of Lexington MLP’s first, second and third quarter results (lag basis) compared to the prior year including our share of Newkirk MLP’s full year results, (ii) higher depreciation expense and amortization of above market lease intangibles in the current year as a result of Lexington’s purchase price accounting adjustments in connection with the merger of Newkirk MLP on December 31, 2006, (iii) $10,842 for our share of net gains on sale of real estate in 2006 and (iv) a $10,362 net gain recognized in 2006 as a result of the acquisition of Newkirk by Lexington.

(4)

Includes our equity in net earnings of partially owned entities, including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Interest and Other Investment Income

Interest and other investment income (interest income on mezzanine loans receivable, other interest income and dividend income) was $228,499,000 for the year ended December 31, 2007, compared to $262,176,000 in the year ended December 31, 2006, a decrease of $33,677,000. This decrease resulted primarily from the following:

(Amounts in thousands)
Decrease (increase) due to:
Mezzanine loan loss accrual in 2007	$57,000
Higher average cash balances and marketable securities ($1,210,000 in 2007 compared to $526,000 in 2006)	(51,939)
McDonalds derivative – net gain of $108,866 in 2007 compared to $138,815 in 2006	29,949
Sears Holding derivative – net gain of $18,611 in 2006	18,611
GMH warrants derivative – net loss of $16,370 in 2006	(16,370)
Higher average mezzanine loans receivable ($612,000 in 2007 compared to $488,500 in 2006)	(8,747)
Other derivatives – net gain of $4,682 in 2007 compared to $12,153 in 2006	7,471
Other, net	(2,298)
Total decrease in interest and other investment income	$33,677

Interest and Debt Expense

Interest and debt expense was $634,554,000 for the year ended December 31, 2007, compared to $476,461,000 in the year ended December 31, 2006, an increase of $158,093,000. This increase was primarily due to (i) $80,255,000 from approximately $1.713 billion of mortgage financings and refinancings on our existing property portfolio during 2007 and 2006, (ii) $67,780,000 from a $1.754 billion of mortgage debt resulting from property acquisitions, (iii) $70,432,000 from senior unsecured financings, including $1.0 billion issued in November 2006 and $1.4 billion issued in March 2007, partially offset by, (iv) an increase of $28,240,000 in the amount of capitalized interest relating to a larger amount of assets under development in 2007, (v) $25,119,000 of expense in 2006 from early extinguishments of debt, and (vi) $19,344,000 less interest in 2007 from the redemption of $500,000,000 of senior unsecured notes in May 2007.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $39,493,000 and $76,073,000 for the years ended December 31, 2007 and 2006, respectively, and consists primarily of net gains from sales of marketable equity securities, including $23,090,000 from the sale of McDonalds common shares in 2007 and $55,438,000 from the sale of Sears Canada common shares in 2006.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $18,559,000 for the year ended December 31, 2007, compared to income of $20,173,000 in the prior year, a change of $1,614,000. Minority interest of partially owned entities represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, 555 California Street, Americold Realty Trust, India Property Fund, 220 Central Park South, Wasserman and the Springfield Mall.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

Provision for Income Taxes

The provision for income taxes was $10,530,000 for the year ended December 31, 2007, compared to $2,326,000 for the prior year, an increase of $8,204,000. This increase results primarily from (i) the consolidation of two H Street corporations beginning on April 30, 2007, the date we acquired the remaining 50% of these corporations we did not previously own (we previously accounted for our 50% investment on the equity method) and (ii) $4,622,000 of Federal withholding tax on dividends paid to foreign corporations in connection with 1290 Avenue of the Americas and 555 California Street, which we acquired in May 2007.

In connection with purchase accounting for H Street, in July 2005 and April 2007 we recorded an aggregate of $220,000,000 of deferred tax liabilities for the differences between the tax basis and the book basis of the acquired assets and liabilities. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of February 2008, we have completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, the deferred tax liabilities will be eliminated and we will recognize $220,000,000 as an income tax benefit on our consolidated statement of income.

Discontinued Operations

Income from discontinued operations in the table below represents the combined net income and net gains on sales of real estate, net of minority interest, of the assets that are classified as held for sale on our consolidated balance sheets. These assets include 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; Arlington Plaza, which was sold on October 17, 2007; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	December 31,
	2007	2006
Total revenues	$1,871	$13,522
Total expenses	8,136	9,696
Net (loss) income	(6,265)	3,826
Net gains on sale of real estate	64,981	33,769
Income from discontinued operations, net of minority interest	$58,716	$37,595

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $47,508,000 for the year ended December 31, 2007 compared to $58,712,000 for the prior year, a decrease of $11,204,000. This decrease results primarily from a lower minority ownership in the Operating Partnership due to the conversion of Class A Operating Partnership units into our common shares during 2007 and 2006.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $19,274,000 for the year ended December 31, 2007, compared to $21,848,000 for the prior year, a decrease of $2,574,000. This decrease resulted primarily from the redemption of $45,000,000 Series D-9 preferred units and the write-off of $1,125,000 of Series D-9 issuance costs in October 2006.

Preferred Share Dividends

Preferred share dividends were $57,177,000 for the year ended December 31, 2007, compared to $57,511,000 for the prior year, a decrease of $334,000.

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006 – continued

EBITDA

Below are the details of the changes by segment in EBITDA.

						Temperature
(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Controlled Logistics		Toys	Other
Year ended December 31, 2006	$1,783,303	$376,717	$366,779	$278,860	$144,841	$66,291		$263,287	$286,528
2007 Operations: Same store operations(1)		35,279	14,092	8,583	(3,956)	(520)
Acquisitions, dispositions and non-same store income and expenses		102,202	59,012	40,295	(16,984)	1,890
Year ended December 31, 2007	$2,072,830	$514,198	$439,883	$327,738	$123,901	$67,661		$304,966	$294,483
% increase (decrease) in same store operations		9.6%	4.2%	3.4%	(2.5% )	(0.6%	)

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

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, Temperature Controlled Logistics revenues, hotel revenues, trade shows revenues, amortization of acquired below market leases net of above market leases pursuant to SFAS No. 141 and 142, and fee income, were $2,701,037,000 for the year ended December 31, 2006, compared to $2,519,861,000 in 2005, an increase of $181,176,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office		Retail	Merchandise Mart		Temperature Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Warner Building	$22,219	$—		$22,219		$—	$—		$—		$—
Springfield Mall	16,296	—		—		16,296	—		—		—
Broadway Mall	15,539	—		—		15,539	—		—		—
Boston Design Center	10,411	—		—		—	10,411		—		—
Bowen Building	3,575	—		3,575		—	—		—		—
San Francisco properties	5,607	—		—		5,607	—		—		—
40 East 66th Street	3,901	—		—		2,242	—		—		1,659
Former Toys “R” Us stores	3,402	—		—		3,402	—		—		—
1540 Broadway	3,007	526		—		2,481	—		—		—
Other	29,083	3,488		5,309		10,811	4,182	(1)	—		5,293
Development/Redevelopment:
Crystal Plaza 3 and 4 – placed into service	8,353	—		8,353		—	—		—		—
2101 L Street – taken out of service	(5,717)	—		(5,717)		—	—		—		—
Bergen Town Ctr. – partially taken out of service	(577)	—		—		(577)	—		—		—
Amortization of acquired below market leases, net	9,841	976		(3,062)		9,917	43		—		1,967
Operations:
Hotel Pennsylvania	8,037	—		—		—	—		—		8,037	(2)
Trade shows	1,406	—		—		—	1,406		—		—
Leasing activity (see page 78)	51,164	17,578		17,466		12,384	4,339		—		(603)
Total increase in property rentals	185,547	22,568		48,143		78,102	20,381		—		16,353

Temperature Controlled Logistics:
Decrease due to operations	(67,771)	—		—		—	—		(67,771	) (3)	—
Tenant expense reimbursements:
Increase due to:
Acquisitions/development	38,260	298		13,052		21,635	3,275		—		—
Operations	16,156	4,203		3,168		6,818	582		—		1,385
Total increase in tenant expense reimbursements	54,416	4,501		16,220		28,453	3,857		—		1,385
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(755)	14,796	(4)	2,444		(2,028)	(15,967	)(5)	—		—
Management and leasing fees	(5,177)	218		(5,896	) (6)	522	(21)		—		—
BMS Cleaning fees	3,429	11,967	(7)	—		—	—		—		(8,538	) (7)
Other	11,487	3,578		5,204		1,317	1,304		—		84
Total increase (decrease) in fee and other income	8,984	30,559		1,752		(189)	(14,684)		—		(8,454)
Total increase (decrease) in revenues	$181,176	$57,628		$66,115		$106,366	$9,554		$(67,771)		$9,284

____________________________

See notes on following page.

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005 – continued

Notes to preceding tabular information:

(1)	From our acquisition of trade show operations in Canada in November 2006.

(2)	Average occupancy and revenue per available room (“REVPAR”) were 82.1% and $109.53 for the year ended December 31, 2006, as compared to 83.7% and $96.85 in the prior year.

(3)

Primarily from $76,300 of transportation management services revenue in 2005 from a government agency for transportation services in the aftermath of hurricane Katrina, partially offset by a $10,300 increase in other transportation revenue. See note 4 on page 99 for a discussion of Americold’s gross margin.

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

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005 – continued

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $1,977,294,000 for the year ended December 31, 2006, compared to $1,801,451,000 in 2005, an increase of $175,843,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office	Washington DC Office	Retail	Merchandise Mart		Temperature Controlled Logistics		Other
Increase (decrease) due to:
Acquisitions:
Broadway Mall	$13,841	$—	$—	$13,841	$—		$—		$—
Warner Building	11,931	—	11,931	—	—		—		—
Springfield Mall	9,401	—	—	9,401	—		—		—
Bowen Building	2,245	—	2,245	—	—		—		—
Boston Design Center	6,366	—	—	—	6,366		—		—
Former Toys “R” Us stores	3,234	—	—	3,234	—		—		—
1540 Broadway	1,498	96	—	1,402	—		—		—
San Francisco properties	1,773	—	—	1,773	—		—		—
Other	17,511	1,523	3,141	5,204	2,077	(1)	—		5,566
Development/Redevelopment:
Crystal Plaza 3 and 4 – placed into service	3,596	—	3,596	—	—		—		—
2101 L Street – taken out of service	(2,003)	—	(2,003)	—	—		—		—
Bergen Town Ctr – partially taken out of service	62	—	—	62	—		—		—
Hotel activity	3,057	—	—	—	—		—		3,057
Trade shows activity	4,724	—	—	—	4,724	(2)	—		—
Operations	(9,429)	21,730	11,510	6,913	(315	)(3)	(41,870	) (4)	(7,397)
Total increase (decrease) in operating expenses	67,807	23,349	30,420	41,830	12,852		(41,870)		1,226

Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development	36,653	844	18,001	15,167	2,641		—		—
Operations (due to additions to buildings and improvements)	29,934	10,512	9,349	2,674	2,395		(751)		5,755
Total increase (decrease) in depreciation and amortization	66,587	11,356	27,350	17,841	5,036		(751)		5,755

General and administrative:
Increase (decrease) due to:
Acquisitions/Development	10,788	—	6,763	4,032	(7)		—		—
Operations	30,661	2,627	2,640	1,851	3,261		804		19,478	(5)
Total increase in general and administrative	41,449	2,627	9,403	5,883	3,254		804		19,478
Total increase (decrease) in expenses	$175,843	$37,332	$67,173	$65,554	$21,142		$(41,817)		$26,459

_________________________

(1)	From our acquisition of trade show operations in Canada in November 2006.
(2)	Primarily from higher marketing expenses for trade shows held in 2006.
(3)	Primarily from a reversal of $3,040 in allowance for doubtful accounts for receivables arising from the straight-lining of rents due to a change in estimate during the second quarter of 2006.
(4)

Primarily from $60,300 of transportation management services operating expenses in 2005 related to the services provided to a government agency in the aftermath of hurricane Katrina, partially offset by a $16,000 increase in warehouse operating expenses, primarily due to an increase in utility rates. Americold’s gross margin from owned warehouses was $150,000, or 31.2% for 2006, compared to $159,900, or 33.7% for 2005. The decrease in gross margin from owned warehouses was primarily due to higher facility costs as noted above. Gross margin from transportation management services, managed warehouses and other non-warehouse activities was $8,400, or 2.8% for 2006, compared to $24,300, or 6.5% for 2005, a $15,900 decrease. This decrease was primarily due to higher transportation revenues in 2005 as noted above.

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

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005 – continued

(Loss) Income Applicable to Alexander’s

Loss applicable to Alexander’s (loan interest income, management, leasing, development and commitment fees, and equity in income) was $14,530,000 for the year ended December 31, 2006, compared to income of $59,022,000 in 2005, a decrease of $73,552,000. The decrease is primarily due to (i) a reduction in Alexander’s net gain on sale of 731 Lexington Avenue condominiums, of which our share was $26,315,000, as all of the condominium units have been sold and closed, (ii) an increase in Alexander’s stock appreciation rights compensation (“SAR”) expense, of which our share was $39,939,000, (iii) a $5,517,000 reduction in development and guarantee fees, primarily because 731 Lexington Avenue project was completed in 2005, and (iv) $6,122,000 of interest income in the prior year on loans to Alexander’s that were repaid to us in July 2005, partially offset by, (v) an increase in Alexander’s operating income, of which our share was $3,452,000.

Loss Applicable to Toys

In 2006, Toys closed 87 Toys “R” Us stores in the United States as a result of its store-closing program. Toys incurred restructuring and other charges aggregating approximately $127,000,000 before tax, which includes $44,000,000 for the cost of liquidating the inventory. Our share of the $127,000,000 charge was $42,000,000, of which $27,300,000 had no income statement effect as a result of purchase accounting and the remaining portion relating to the cost of liquidating inventory of approximately $9,100,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in 2006.

We recorded a net loss of $47,520,000 from our investment in Toys for the year ended December 31, 2006, as compared to a net loss of $40,496,000 in 2005. The net loss in the current year consisted of (i) our $56,219,000 share of Toys’ net loss for the period from October 30, 2005 to October 28, 2006, which excludes our $9,377,000 share of the net gain recognized by Toys on the sale of 37 Toys “R” Us stores to us on October 16, 2006, which was recorded as an adjustment to the basis of our investment, partially offset by, (ii) $5,731,000 of interest income from our share of Toys’ senior unsecured bridge loan and (iii) $2,968,000 of management fees. The net loss in 2005 consisted of (i) our $46,789,000 share of Toys’ net loss for the period ended July 21, 2005 (date of our acquisition) to October 29, 2005, partially offset by (ii) $5,043,000 of interest from our share of Toys’ senior unsecured bridge loan and (iii) $1,250,000 of management fees.

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

Condensed Consolidated Statements of Income	For the Year Ended December 31,
(in thousands, except per share amounts)	Actual	Pro Forma
	2006	2005
Revenues	$2,701,037	$2,519,861
Income before allocation to minority limited partners	$640,700	$656,924
Minority limited partners’ interest in the Operating Partnership	(58,712)	(64,686)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	(67,119)
Net income	560,140	525,119
Preferred share dividends	(57,511)	(46,501)
Net income applicable to common shares	$502,629	$478,618
Net income per common share – basic	$3.54	$3.58
Net income per common share – diluted	$3.35	$3.40

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005 – continued

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the years ended December 31, 2006 and 2005.

Equity in Net Income (Loss):	For The Year Ended December 31,
(Amounts in thousands)
	2006		2005
Newkirk MLP:
15.8% share of equity in net income	$34,459	(1)	$10,196	(1)
Interest and other income	—		9,154	(2)
	34,459		19,350
H Street:
50% share of equity in income	11,074	(3)	—

Beverly Connection:
50% share of equity in net loss	(8,567)		(4,790)
Interest and fee income	10,837		8,303
	2,270		3,513
GMH Communities L.P:
13.5% in 2006 and 12.08% in 2005 share of equity in net (loss) income	(1,013	)(4)	1,528

Other (5)	14,987		11,774	(6)
	$61,777		$36,165

__________________________

(1)

2006 includes (i) a $10,362 net gain recognized as a result of the acquisition of Newkirk by Lexington and (ii) $10,842 for our share of net gains on sale of real estate. 2005 includes (i) $9,445 for our share of losses on the early extinguishment of debt and write-off of related deferred financing costs, (ii) $6,602 for our share of impairment losses, partially offset by (iii) $4,236 for our share of net gains on sale of real estate. Excluding the above items, our share of Newkirk MLP’s 2006 net income was $8,750 lower than 2005, primarily as a result of asset sales.

(2)	2005 includes $16,053 for our share of net gains on disposition of T-2 assets, partially offset by $8,470 for our share of expense from payment of promoted obligations to partner.

(3)

In 2006, we accounted for H Street partially owned entities on the equity method on a one-quarter lag basis. Prior to the quarter ended June 30, 2006, two 50% owned entities that were contesting our acquisition of H Street impeded our access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. During the year ended December 31, 2006, based on the financial information provided to us, we recognized equity in net income of $11,074 from these entities, of which $3,890 was for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(4)

We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements. On July 31, 2006 GCT filed its annual report on Form 10-K for the year ended December 31, 2005, which restated the quarterly financial results of each of the first three quarters of 2005. Accordingly, we recognized a net loss of $1,013 for the year ended December 31, 2006 for our share of GMH’s earnings from October 1, 2005 through September 30, 2006. Of this amount, $94 represents our share of GMH’s 2005 fourth quarter net loss, including adjustments to restate its first three quarters of 2005.

(5)

Includes our equity in net earnings of partially owned entities, including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

(6)	Includes $2,173 for a prepayment penalty from the Monmouth Mall venture in August 2005 upon the repayment of our initial preferred equity investment.

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005 – continued

Interest and Other Investment Income

Interest and other investment income (interest income on mezzanine loans receivable, other interest income and dividend income) was $262,176,000 for the year ended December 31, 2006, compared to $167,214,000 in 2005, an increase of $94,962,000. This increase resulted from the following:

(Amounts in thousands)
Increase (decrease) due to:
McDonalds derivative position – net gain of $138,815 in 2006 compared to $17,254 in 2005	$121,561
GMH warrants derivative position – net loss of $16,370 in 2006 compared to a net gain of $14,080 in 2005	(30,450)
Sears Holding derivative position and common shares – net gain of $18,611 in 2006 compared to $41,482 in 2005 (investment sold in the first quarter of 2006)	(22,871)
Sears Canada – income in 2005 as a result of special dividend	(22,885)
Mezzanine loans – income of $56,496 in 2006 compared to $39,548 in 2005 primarily as a result of new loans in 2006 aggregating $360,000, partially offset by the repayment of an aggregate of $168,000 during 2006	16,948
Other derivatives – net gain of $12,153 in 2006	12,153
Other, net – primarily due to interest earned on higher average cash balances	20,506
$94,962

Interest and Debt Expense

Interest and debt expense was $476,461,000 for the year ended December 31, 2006, compared to $338,097,000 in 2005, an increase of $138,364,000. This increase was primarily due to (i) $69,200,000 from a $3.2 billion increase in outstanding debt due to property acquisitions and refinancings, (ii) $13,000,000 from a 117 basis point increase in the weighted average interest rate on variable rate of debt, (iii) $12,300,000 from the February 16, 2006 issuance of $250,000,000 unsecured notes due 2011, (iv) $33,400,000 for loan defeasance costs and the write-off of unamortized debt issuance costs, partially offset by, (v) $10,614,000 of an increase in the amount of capitalized interest relating to a larger amount of assets under development during 2006.

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

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005 – continued

Discontinued Operations

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2006 and 2005 include the operating results of Vineland, New Jersey which was sold on July 16, 2007; Crystal Mall Two in Crystal City, Virginia, which was sold on August 9, 2007; Arlington Plaza in Arlington, Virginia, which was sold on October 17, 2007; 33 North Dearborn Street in Chicago, Illinois, which was sold on March 14, 2006; 424 Sixth Avenue in New York City, which was sold on March 13, 2006 and 1919 South Eads Street in Arlington, Virginia, which was sold on June 22, 2006.

(Amounts in thousands)	December 31,
	2006	2005
Total revenues	$13,522	$30,221
Total expenses	9,696	20,815
Net income	3,826	9,406
Net gains on sale of real estate	33,769	31,614
Income from discontinued operations	$37,595	$41,020

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

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $58,712,000 for the year ended December 31, 2006 compared to $66,755,000 in 2005, a decrease of $8,043,000. This decrease results primarily from a lower minority ownership in the Operating Partnership due to the conversion of Class A Operating Partnership units into our common shares during 2006 and 2005.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $21,848,000 for the year ended December 31, 2006, compared to $67,119,000 in 2005, a decrease of $45,271,000. This decrease resulted primarily from the redemption of an aggregate of $742,000,000 8.25% Series D preferred units (Series D-3 through D-9) during 2005 and 2006, partially offset by the issuance of $100,000,000 6.75% D-14 units in September 2005 and the issuance of the $45,000,000 6.875% D-15 units in May and August 2006.

Preferred Share Dividends

Preferred share dividends were $57,511,000 for the year ended December 31, 2006, compared to $46,501,000 in 2005, an increase of $11,010,000. This increase resulted primarily from dividends paid on the 6.75% Series H and 6.625% Series I Cumulative Redeemable Preferred Shares which were issued in June 2005 and August 2005, respectively, partially offset by a $3,852,000 write-off of issuance costs in the first quarter of 2005 related to the redemption of the Series C preferred shares.

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005 – continued

EBITDA

Below are the details of the changes by segment in EBITDA.

						Temperature
(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
Year ended December 31, 2005	$1,301,628	$341,601	$290,777	$212,700	$149,092	$75,766	$14,860	$216,832
2006 Operations: Same store operations(1)		21,260	12,844	13,863	2,841	(148)
Acquisitions, dispositions and non-same store income and expenses		13,856	63,158	52,297	(7,092)	(9,327)
Year ended December 31, 2006	$1,783,303	$376,717	$366,779	$278,860	$144,841	$66,291	$263,287	$286,528
% increase (decrease) in same store operations		6.1%	4.3%	6.8%	1.9%	(0.2% )

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

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2007 and December 31, 2006

Below is a summary of Net Income and EBITDA by segment for the three months ended December 31, 2007 and 2006.

(Amounts in thousands)	For the Three Months Ended December 31, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other (2)
Property rentals	$503,978	$177,061	$118,876	$87,936	$68,146	$—	$—	$51,959
Straight-line rents:
Contractual rent increases	13,849	2,278	5,754	3,463	1,893	—	—	461
Amortization of free rent	5,358	1,188	2,184	583	784	—	—	619
Amortization of acquired below- market leases, net	24,440	14,966	1,395	6,841	63	—	—	1,175
Total rentals	547,625	195,493	128,209	98,823	70,886	—	—	54,214
Temperature Controlled Logistics	227,744	—	—	—	—	227,744	—	—
Tenant expense reimbursements	84,724	31,889	12,142	32,834	3,731	—	—	4,128
Fee and other income:
Tenant cleaning fees	12,840	18,017	—	—	—	—	—	(5,177)
Management and leasing fees	2,819	1,605	1,828	536	(4)	—	—	(1,146)
Lease termination fees	1,408	276	493	365	274	—	—	—
Other	11,304	4,158	4,457	1,087	2,088	—	—	(486)
Total revenues	888,464	251,438	147,129	133,645	76,975	227,744	—	51,533
Operating expenses	438,719	107,202	49,376	46,696	35,748	183,865	—	15,832
Depreciation and amortization	148,885	42,373	34,233	19,260	13,768	24,433	—	14,818
General and administrative	61,278	2,474	6,869	7,406	6,416	10,326	—	27,787
Costs of acquisitions not consummated	1,568	—	—	—	—	—	—	1,568
Total expenses	650,450	152,049	90,478	73,362	55,932	218,624	—	60,005
Operating income (loss)	238,014	99,389	56,651	60,283	21,043	9,120	—	(8,472)
Income applicable to Alexander’s	15,475	190	—	252	—	—	—	15,033
Loss applicable to Toys “R” Us	(32,680)	—	—	—	—	—	(32,680)	—
Income from partially owned entities	1,805	1,111	550	1,681	316	365	—	(2,218)
Interest and other investment (loss) income	(3,391)	1,078	1,373	147	98	(42)	—	(6,045)
Interest and debt expense	(164,895)	(36,037)	(29,832)	(19,028)	(13,168)	(16,222)	—	(50,608)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	21,794	—	—	—	—	—	—	21,794
Minority interest of partially owned entities	6,740	(1,401)	—	(16)	—	4,660	—	3,497
Income (loss) before income taxes	82,862	64,330	28,742	43,319	8,289	(2,119)	(32,680)	(27,019)
Income tax (expense) benefit	(3,715)	—	1,130	—	(351)	61	—	(4,555)
Income (loss) from continuing operations	79,147	64,330	29,872	43,319	7,938	(2,058)	(32,680)	(31,574)
Income (loss) from discontinued operations, net	34,124	—	33,480	3,397	—	564	—	(3,317)
Income (loss) before allocation to minority limited partners	113,271	64,330	63,352	46,716	7,938	(1,494)	(32,680)	(34,891)
Minority limited partners’ interest in the Operating Partnership	(3,238)	—	—	—	—	—	—	(3,238)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	—	—	—	—	—	—	(4,819)
Net income (loss)	105,214	64,330	63,352	46,716	7,938	(1,494)	(32,680)	(42,948)
Interest and debt expense (1)	213,482	34,596	31,011	22,315	13,382	7,718	45,908	58,552
Depreciation and amortization (1)	176,413	40,455	35,898	20,187	13,944	11,655	32,606	21,668
Income tax (benefit) expense (1)	(30,185)	(2,052)	(1,125)	—	351	(29)	(31,148)	3,818
EBITDA	$464,924	$137,329	$129,136	$89,218	$35,615	$17,850	$14,686	$41,090

EBITDA above includes certain items that affect comparability, including (i) $36,533 of income from derivatives and sales of marketable securities, (ii) $37,236 for net gains on sale of real estate, (iii) $5,289 for our share of Alexander’s reversal of stock appreciation rights compensation expense, partially offset by (iv) $57,000 for a non-cash mezzanine loan loss accrual and (v) $1,568 of expense for costs of acquisitions not consummated.

___________________

See notes on page 107.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2007 and December 31, 2006 – continued

(Amounts in thousands)	For the Three Months Ended December 31, 2006
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other (2)
Property rentals	$390,881	$124,861	$101,624	$74,096	$65,021	$—	$—	$25,279
Straight-line rents:
Contractual rent increases	7,018	996	3,138	1,424	1,459	—	—	1
Amortization of free rent	7,949	2,449	3,558	864	1,078	—	—	—
Amortization of acquired below- market leases, net	8,256	932	1,298	5,515	16	—	—	495
Total rentals	414,104	129,238	109,618	81,899	67,574	—	—	25,775
Temperature Controlled Logistics	205,933	—	—	—	—	205,933	—	—
Tenant expense reimbursements	70,158	24,944	10,734	28,606	3,880	—	—	1,994
Fee and other income:
Tenant cleaning fees	9,308	11,428	—	—	—	—	—	(2,120)
Management and leasing fees	2,423	293	1,956	279	(105)	—	—	—
Lease termination fees	11,451	11,277	188	—	(14)	—	—	—
Other	9,172	3,762	3,576	298	1,454	—	—	82
Total revenues	722,549	180,942	126,072	111,082	72,789	205,933	—	25,731
Operating expenses	366,307	75,140	40,680	38,013	30,251	168,328	—	13,895
Depreciation and amortization	105,567	29,597	26,844	13,657	11,611	19,384	—	4,474
General and administrative	70,709	4,542	9,170	6,403	6,911	12,167	—	31,516
Total expenses	542,583	109,279	76,694	58,073	48,773	199,879	—	49,885
Operating income (loss)	179,966	71,663	49,378	53,009	24,016	6,054	—	(24,154)
(Loss) income applicable to Alexander’s	(22,099)	186	—	181	—	—	—	(22,466)
Loss applicable to Toys “R” Us	(51,697)	—	—	—	—	—	(51,697)	—
Income from partially owned entities	18,081	992	2,727	1,915	91	373	—	11,983
Interest and other investment income	124,990	435	715	165	66	3,996	—	119,613
Interest and debt expense	(137,343)	(22,183)	(23,712)	(17,728)	(8,648)	(35,132)	—	(29,940)
Net gain on disposition of wholly- owned and partially owned assets other than depreciable real estate	10,546	—	—	—	—	—	—	10,546
Minority interest of partially owned entities	14,795	—	—	18	1	14,395	—	381
Income (loss) before income taxes	137,239	51,093	29,108	37,560	15,526	(10,314)	(51,697)	65,963
Income tax benefit (expense)	36	—	(154)	—	775	(585)	—	—
Income (loss) from continuing operations	137,275	51,093	28,954	37,560	16,301	(10,899)	(51,697)	65,963
(Loss) income from discontinued operations, net	(270)	—	(180)	(41)	(62)	—	—	13
Income (loss) before allocation to minority limited partners	137,005	51,093	28,774	37,519	16,239	(10,899)	(51,697)	65,976
Minority limited partners’ interest in the Operating Partnership	(12,411)	—	—	—	—	—	—	(12,411)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	—	—	—	—	—	—	(4,818)
Net income (loss)	119,776	51,093	28,774	37,519	16,239	(10,899)	(51,697)	48,747
Interest and debt expense (1)	181,393	22,861	25,304	20,038	8,865	16,716	47,462	40,147
Depreciation and amortization(1)	142,501	30,583	30,694	14,465	11,769	9,253	35,539	10,198
Income tax (benefit) expense (1)	(8,561)	—	1,902	—	(775)	278	(10,316)	350
EBITDA	$435,109	$104,537	$86,674	$72,022	$36,098	$15,348	$20,988	$99,442

EBITDA above includes certain items that affect comparability, including (i) $87,620 of income from derivatives, (ii) $2,324 for net gains on sale of real estate and (iii) $30,687 for our share of Alexander’s stock appreciation rights compensation expense.

__________________________

See notes on following page.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2007 and December 31, 2006 – continued

Notes to preceding tabular information:

(1)	Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income to EBITDA include our share of these items from partially owned entities.

(2)	Other EBITDA is comprised of:
	For the Three Months Ended December 31,
(Amounts in thousands)	2007	2006
Alexander’s (32.8% interest)	$21,864	$(15,108)
555 California Street (acquired 70% interest on May 24, 2007)	15,560	—
Hotel Pennsylvania	13,187	10,488
Lexington MLP, formerly Newkirk MLP (7.5% interest)	9,533	16,933
GMH Communities L.P. (13.8% interest)	4,732	2,310
Industrial warehouses	1,286	1,415
Other investments	(1,849)	2,828
	64,313	18,866
Interest and investment income and other	9,319	128,080
Corporate general and administrative expense	(22,917)	(30,275)
Minority limited partners’ interest in the Operating Partnership	(3,238)	(12,411)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	(4,818)
Costs of acquisitions not consummated	(1,568)	—
	$41,090	$99,442

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

							Temperature
(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Controlled Logistics	Toys	Other
For the three months ended December 31, 2006	$435,109	$104,537	$86,674	$72,022	$36,098		$15,348	$20,988	$99,442
2006 Operations: Same store operations(1)		10,061	1,748	3,760	(1,449)		655
Acquisitions, dispositions and non-same store income and expenses		22,731	40,714	13,436	966		1,847
For the three months ended December 31, 2007	$464,924	$137,329	$129,136	$89,218	$35,615		$17,850	$14,686	$41,090
% increase (decrease) in same store operations		10.2%	2.0%	5.6%	(3.5%	)	3.1%

____________________________

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

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2007 and September 30, 2007 – continued

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

Below are the details of the changes by segment in EBITDA for the three months ended December 31, 2007 compared to the three months ended September 30, 2007:

						Temperature
(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Controlled Logistics	Toys	Other
For the three months ended September 30, 2007	$496,787	$137,737	$120,893	$84,298	$25,256	$16,245	$36,868	$75,490
2007 Operations: Same store operations(1)		3,464	3,291	2,961	3,413	162
Acquisitions, dispositions and non-same store income and expenses		(3,872)	4,952	1,959	6,946	1,443
For the three months ended December 31, 2007	$464,924	$137,329	$129,136	$89,218	$35,615	$17,850	$14,686	$41,090
% increase in same store operations		2.4%	3.3%	3.8%	9.2%	0.8%

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

Below is a reconciliation of net income and EBITDA for the three months ended September 30, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other
Net income (loss) for the three months ended September 30, 2007	$130,841	$62,389	$53,691	$41,731	$(1,169)	$(1,343)	$(20,289)	$(4,169)
Interest and debt expense	207,934	34,853	31,999	21,947	13,388	7,693	40,875	57,179
Depreciation and amortization	171,106	39,543	32,869	20,617	12,865	9,780	34,495	20,937
Income tax (benefit) expense	(13,094)	952	2,334	3	172	115	(18,213)	1,543
EBITDA for the three months ended September 30, 2007	$496,787	$137,737	$120,893	$84,298	$25,256	$16,245	$36,868	$75,490

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

On March 26, 2007, Joseph Macnow, Executive Vice President – Finance and Administration and Chief Financial Officer, repaid to the Company his $2,000,000 outstanding loan which was scheduled to mature June 2007.

Effective as of April 19, 2007, we entered into a new employment agreement with Mitchell Schear, the President of our Washington, DC Office Division. This agreement, which replaced his prior agreement, was approved by the Compensation Committee of our Board of Trustees and provides for a term of five years and is automatically renewable for one-year terms thereafter. The agreement also provides for a minimum salary of $1,000,000 per year and bonuses and other customary benefits. Pursuant to the terms of the agreement, on April 19, 2007, the Compensation Committee granted options to Mr. Schear to acquire 200,000 of our common shares at an exercise price of $119.94 per share. These options vest ratably over three years beginning in 2010 and accelerate on a change of control or if we terminate his employment without cause or by him for breach by us. The agreement also provides that if we terminate Mr. Schear’s employment without cause or by him for breach by us, he will receive a lump-sum payment equal to one year’s salary and bonus, up to a maximum of $2,000,000.

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

On January 10, 2006, the Omnibus Stock Plan Committee of the Board of Directors of Alexander’s granted Mr. Fascitelli a SAR covering 350,000 shares of Alexander’s common stock. The exercise price of the SAR is $243.83 per share of common stock, which was the average of the high and low trading price of Alexander’s common stock on date of grant. The SAR became exercisable on July 10, 2006, provided Mr. Fascitelli is employed with Alexander’s on such date, and was set to expire on March 14, 2007. Mr. Fascitelli’s early exercise and Alexander’s related tax consequences were factors in Alexander’s decision to make the new grant to him. On March 13, 2007, Michael Fascitelli, our President of Alexander’s, exercised 350,000 of his SARS and received $144.18 for each SAR exercised representing the difference between Alexander’s stock price of $388.01 (the average of the high and low market price) on the date of exercise and the exercise price of $243.83.

Related Party Transactions – continued

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Steven Roth, our Chairman of the Board and Chief Executive Officer, is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2007, Interstate and its partners beneficially owned approximately 8.3% of the common shares of beneficial interest of Vornado and 27.2% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. We believe based upon comparable fees charged by other real estate companies that the management agreement terms are fair to us. We earned $800,000, $798,000 and $791,000 of management fees under the agreement for the years ended December 31, 2007, 2006 and 2005.

Other

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1999 K Street, located in the Central Business District of Washington, DC. The purchase price for the 92.65% interest was $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity.

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

Acquisitions and Investments

We completed approximately $4,045,400,000 of real estate acquisitions and investments in 2007 and $1,650,559,000 in 2006. In addition, we made $217,081,000 of mezzanine loans during 2007 and $363,374,000 in 2006. These acquisitions and investments were consummated through our subsidiaries and were financed with available cash, mortgage indebtedness, and/or the issuance of operating partnership equity. The related assets, liabilities and results of operations are included in our consolidated financial statements from their respective dates of acquisition. Excluding our acquisition of a 70% interest in 1290 Avenue of the Americas and 555 California Street in May 2007, the pro forma effect of the acquisitions, individually and in the aggregate, were not material to our historical consolidated financial statements for the years ended December 31, 2007 and 2006. Details of our 2007 acquisitions and investments are summarized in the Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Details of our 2006 acquisitions and investments are summarized below.

San Francisco Bay Area Properties

On January 10, 2006, we acquired four properties for $72,000,000 in cash. The properties are located in the San Francisco Bay area and contain a total of 189,000 square feet of retail and office space. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

Springfield Mall, Virginia

On January 31, 2006, we acquired an option to purchase the Springfield Mall for $35,600,000, of which we paid $14,000,000 in cash upon closing and $13,200,000 in installments through December 31, 2007. The remainder of $8,400,000 will be paid in installments over the next two years. The mall, located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, and J.C. Penney and Target who own their stores aggregating 389,000 square feet. We intend to redevelop, reposition and re-tenant the mall. The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at our election through November 2012. Upon exercise of the option, we will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013. Upon closing of the option on January 31, 2006, we acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow. Accordingly, we consolidate the accounts of the mall into our consolidated financial statements pursuant to the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). We have a 2.5% minority partner in this transaction.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for $59,600,000. The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan, the balance of which will be used to fund the development of 325,000 square feet of retail space and site work for Home Depot and Target who will construct their own stores. As of December 31, 2007, a total of $101,045,000 has been drawn under the loan. Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield. We account for our investment in this joint venture on the equity method.

1999 K Street, Washington, DC

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1999 K Street for $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. This property is located in the Central Business District of Washington, DC. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Liquidity and Capital Resources – continued

Acquisitions and Investments – Continued

1540 Broadway, New York City

On July 11, 2006, we acquired the retail, signage and parking components of 1540 Broadway for $260,000,000 in cash. This property is located in Times Square between 45th and 46th Street and contains 154,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Refrigerated Warehouses

On August 31, 2006, Americold Realty Trust (“Americold”) entered into an agreement with ConAgra Foods, Inc. (“ConAgra Foods”) to acquire four refrigerated warehouse facilities and the lease on a fifth facility which contains a purchase option. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. During the fourth quarter of 2006, Americold acquired two of these facilities and the leased facility. In 2007, Americold acquired the remaining two facilities. The aggregate purchase price was approximately $190,000,000, consisting of $152,000,000 in cash and $38,000,000 representing the capital lease obligation for the leased facility.

Toys “R” Us Stores

On September 14, 2006, we entered into an agreement to purchase up to 43 previously closed Toys “R” Us stores for up to $190,000,000. On October 16, 2006, we completed the first phase of the agreement by acquiring 37 stores for $171,000,000 in cash. All of these stores were part of the store closing program announced by Toys in January 2006. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition. Our $9,377,000 share of Toys’ net gain on this transaction was recorded as an adjustment to the basis of our investment in Toys and was not recorded as income.

India Real Estate Investment

On December 12, 2006, we contributed $71,500,000 in cash for a 50% interest in a joint venture that owns 263 acres of land in a special economic zone in the national capital region of India. During 2007, we sold our investment in this venture to the India Property Fund, L.P., simultaneously with committing $95,000,000 of equity to the Fund. See “2007 Acquisitions” in the Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Liquidity and Capital Resources – continued

Certain Future Cash Requirements

Development and Redevelopment Expenditures

We are currently engaged in various development and redevelopment projects for which we have budgeted approximately $1.977 billion in future capital expenditures, of which $719,600,000 is budgeted for 2008. Details of our development and redevelopment activities are summarized in Item 1. Business, in this annual report on Form 10-K.

Other Capital Expenditures

The following table summarizes other anticipated 2008 capital expenditures.

		Office
(Amounts in millions except square foot data)	Total	New York	Washington DC	Retail	Merchandise Mart		Other (1)
Expenditures to maintain assets	$78.0	$26.0	$33.0	$2.0	$11.0		$6.0
Tenant improvements	88.0	17.0	36.0	7.0	28.0		—
Leasing commissions	29.0	11.0	10.0	3.0	5.0		—
Total Tenant Improvements and Leasing Commissions	117.0	28.0	46.0	10.0	33.0		—
Per square foot		$46.00	$22.00	$13.00	$28.00	(2)	$—
Per square foot per annum		$5.00	$4.00	$2.00	$4.00	(2)	$—
Total Capital Expenditures and Leasing Commissions	$195.0	$54.0	$79.0	$12.0	$44.0		$6.0

Square feet budgeted to be leased (in thousands)		600	2,122	800	1,200
Weighted average lease term		9.5	6.5	6.5	7.0

____________________________

(1)	Americold, Hotel Pennsylvania, Warehouses, 555 California Street and Wasserman.
(2)

Tenant improvements and leasing commissions per square foot budgeted for 2008 leasing activity are $57.25 ($3.82 per annum) and $18.74 ($3.75 per annum) for Merchandise Mart office and showroom space, respectively.

The table above excludes anticipated capital expenditures of non-consolidated entities, including Alexander’s and Toy’s, as these entities will fund their own capital expenditures without additional equity contributions from us.

Dividends and Distributions

Based on fourth quarter 2007 dividend rates, we anticipate that the Operating Partnership will make distributions in 2008 aggregating approximately $688,000,000 to its unitholders. Of this amount, approximately $608,000,000 will be distributed directly to us, as the majority owner of such units, and we, in turn, will distribute 100% of such amount in the form of common and preferred dividends to our shareholders.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations

Below is a schedule of our contractual obligations and commitments at December 31, 2007.

(Amounts in thousands) Contractual Cash Obligations (principal and interest):	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Mortgages and Notes Payable	$11,916,950	$1,048,955	$2,314,038	$2,537,091	$6,016,866
Convertible Senior Debentures due 2027	2,178,050	39,900	79,800	79,800	1,978,550
Convertible Senior Debentures due 2026	1,688,750	36,250	72,500	72,500	1,507,500
Exchangeable Senior Debentures due 2025	839,027	19,374	38,748	38,748	742,157
Revolving Credit Facilities	407,709	407,709	—	—	—
Senior Unsecured Notes due 2011	299,000	14,000	285,000	—	—
Senior Unsecured Notes due 2009	272,500	11,250	261,250	—	—
Senior Unsecured Notes due 2010	228,500	9,500	219,000	—	—
Purchase obligations, primarily construction commitments	293,418	293,418	—	—	—
Operating leases	250,184	22,239	41,092	30,198	156,655
Capital lease obligations	107,234	12,542	23,155	11,629	59,908
Total Contractual Cash Obligations	$18,481,322	$1,915,137	$3,334,583	$2,769,966	$10,461,636

Commitments:
Capital commitments to partially owned entities	$167,388	$145,565	$21,823	$—	$—
Standby letters of credit	64,775	53,446	11,329	—	—
Mezzanine loan commitments	11,618	11,618	—	—	—
Other Guarantees	—	—	—	—	—
Total Commitments	$243,781	$210,629	$33,152	$—	$—

We may seek to obtain additional capital through equity offerings, debt financings or asset sales, although there is no express policy with respect thereto. We may also offer our shares or Operating Partnership units in exchange for property and may repurchase or otherwise re-acquire our shares or any other securities in the future.

We believe that we have complied with the financial covenants required by our revolving credit facilities and our senior unsecured notes, and that as of December 31, 2007 we have the ability to incur a substantial amount of additional indebtedness. We have an effective shelf registration for the offering of our equity securities and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”

At December 31, 2007, our $1.0 billion revolving credit facility had $49,788,000 reserved for outstanding letters of credit. Our revolving credit facilities contain financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. At December 31, 2007, Americold’s $30,000,000 revolving credit facility had $19,086,000 reserved for outstanding letters of credit. This facility requires Americold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

During 2007, we completed approximately $1.400 billion of senior unsecured financings and $1.111 billion of property level mortgage financings and repaid $912,674,000 of existing debt. During 2006, we completed approximately $1.250 billion of senior unsecured financings and $3.689 billion of property level mortgage financings and repaid $1.848 billion of existing debt. In addition, during 2006, we issued approximately $1.004 billion of common shares and $43,819,000 of preferred shares. The net proceeds we received from 2007 and 2006 financings were used primarily to fund acquisitions and investments and for general corporate purposes, unless otherwise noted. Details of our 2007 financing activities are summarized in the Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Details of our 2006 financing activities are summarized below.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

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

On June 28, 2006, we entered into a $1.0 billion unsecured revolving credit facility which replaced our previous $600,000,000 unsecured revolving credit facility that was due to mature in July 2006. The new facility has a four-year term, with a one-year extension option and bears interest at LIBOR plus 0.55% (5.70% as of December 31, 2007).

On July 28, 2006, we called for redemption of the 8.25% Series D-9 Cumulative Redeemable Preferred Units. The Preferred Units were redeemed on September 21, 2006 at a redemption price equal to $25.00 per unit or an aggregate of $45,000,000 plus accrued distributions. In conjunction with the redemption, we expensed $1,125,000 of issuance costs in 2006.

On November 20, 2006, we sold $1 billion aggregate principal amount of 3.625% convertible senior debentures due 2026, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $980,000,000. The debentures are convertible, under certain circumstances, for common shares of Vornado Realty Trust at an initial conversion rate of 6.5168 common shares per $1,000 of principal amount of debentures. The initial conversion price of $153.45 represented a premium of 30% over the November 14, 2006 closing price for our common shares. The debentures are redeemable at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2011, 2016, and 2021 and in the event of a change in control. The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership guaranteed the payment of the debentures. The Operating Partnership used the net proceeds primarily for acquisitions and investments and for general corporate purposes.

On December 11, 2006, we sold 8,100,000 common shares in an underwritten public offering pursuant to an effective registration statement at a price of $124.05 per share. We received net proceeds of approximately $1,004,500,000, after offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 8,100,000 Class A units of the Operating Partnership.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Insurance

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expires in December 2014, and (v) rental loss insurance) with respect to our assets. Our New York Office, Washington, DC Office, Retail and Merchandise Mart divisions have $1.5 billion of per occurrence all risk property insurance coverage, including terrorism coverage, in effect through September 15, 2008. AmeriCold has $250,000,000 of per occurrence all risk property insurance coverage, including terrorism coverage, in effect through January 1, 2009. Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate limit.

In June 2007 we formed Penn Plaza Insurance Company, LLC (“PPIC”), a wholly owned consolidated subsidiary, to act as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for “certified” acts of terrorism and for nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA. Coverage for “certified” acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Prior to the formation of PPIC, we were uninsured for losses under NBCR coverage. Subsequently, we have $1.5 billion of NBCR coverage under TRIPRA, for which PPIC is responsible for 15% of each NBCR loss and the insurance company deductible of $1,000,000. We are ultimately responsible for any loss borne by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Other Commitments and Contingencies

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision. On December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. We are currently engaged in discovery and anticipate that a trial date will be set for some time in 2008. We intend to vigorously pursue our claims against Stop & Shop. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

We have made acquisitions and investments in partially owned entities for which we are committed to fund additional capital aggregating $167,389,000 as of December 31, 2007. Of this amount, $115,000,000 relates to our equity commitment to the India Property Fund, L.P., and $21,800,000 relates to capital expenditures committed to the Springfield Mall, in which we have a 97.5% interest.

On November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mixed-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We earn current-pay interest at 30-day LIBOR plus 11%. The loan matures in November 2008, with a one-year extension option. As of December 31, 2007, we have funded $18,912,000 of this commitment.

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $82,240,000 and $219,990,000 of cash invested in these agreements at December 31, 2007 and 2006, respectively.

On January 16, 2008, our Board of Trustees approved the termination of the Vornado Realty Trust Employees Retirement Plan and the Merchandise Mart Properties Pension Plan. These plans were frozen in 1998 and 1999, respectively. Our current estimate of the cost we will incur during 2008 to buy annuities from an insurance company or to make lump-sum payments to plan participants to terminate both plans is approximately $4,000,000.

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

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2007

Property rental income represents our primary source of net cash provided by operating activities. Property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; an aggregate of $2.6 billion of revolving credit; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to unitholders of the Operating Partnership and distributions to common and preferred shareholders, as well as acquisition and development costs.

Cash and cash equivalents was $1,154,595,000 at December 31, 2007, a $1,078,722,000 decrease from the balance at December 31, 2006. This decrease resulted from $3,080,305,000 of net cash used in investing activities, primarily for real estate acquisitions, partially offset by $1,291,657,000 of net provided by financing activities and $709,926,000 of net cash provided by operating activities.

Consolidated outstanding debt was $12,951,812,000 at December 31, 2007, a $3,397,014,000 increase over the balance at December 31, 2006. This increase resulted primarily from debt associated with asset acquisitions, property financings and refinancings and from the issuance of $1.0 billion of senior unsecured convertible debentures during 2007. As of December 31, 2007 and 2006, $405,684,000 and $0, respectively, was outstanding under our revolving credit facilities. During 2008 and 2009, $470,160,000 and $660,819,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facility.

Our share of debt of unconsolidated subsidiaries was $3,289,873,000 at December 31, 2007, a $33,134,000 decrease from the balance at December 31, 2006.

Cash flows provided by operating activities of $697,325,000 was primarily comprised of (i) net income of $568,906,000, (ii) adjustments for non-cash items of $250,001,000, (iii) distributions of income from partially owned entities of $23,373,000, partially offset by, (iv) a net change in operating assets and liabilities of $145,626,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $545,885,000, (ii) a non-cash mezzanine loan loss accrual of $57,000,000, (iii) minority limited partners’ interest in the Operating Partnership of $53,565,000, (iv) perpetual preferred unit distributions of the Operating Partnership of $19,274,000, (v) net loss on early extinguishment of debt and write-off of unamortized financing costs of $7,670,000, partially offset by (vi) net gains on derivatives of $113,503,000 (primarily McDonald’s), (vii) equity in net income of partially owned entities, including Alexander’s and Toys, of $69,656,000, (viii) the effect of straight-lining of rental income of $77,699,000, (ix) net gains on sale of real estate of $64,981,000, (x) net gains on dispositions of wholly-owned and partially owned assets other than real estate of $39,493,000 and (xi) amortization of below market leases, net of above market leases of $83,250,000.

Net cash used in investing activities of $3,067,704,000 was primarily comprised of (i) acquisitions of real estate and other of $2,811,285,000, (ii) development and redevelopment expenditures of $358,748,000, (iii) investments in partially owned entities of $271,423,000, (iv) investments in mezzanine loans receivable of $217,081,000, (v) purchases of marketable securities of $152,683,000, (vi) capital expenditures of $166,319,000, partially offset by, (vii) proceeds from settlement of derivative positions of $260,764,000, (viii) repayments received on mezzanine loans receivable of $241,289,000, (ix) proceeds from the sale of real estate of $297,234,000, (x) proceeds from the sale of marketable securities of $112,779,000 and (xi) distributions of capital from partially owned entities of $22,541,000.

Net cash provided by financing activities of $1,291,657,000 was primarily comprised of (i) proceeds from borrowings of $2,954,497,000, partially offset by, (ii) repayments of borrowings of $868,055,000, (iii) dividends paid on common shares of $524,719,000, (iv) purchases of marketable securities in connection with the legal defeasance or mortgage notes payable of $109,092,000, (v) distributions to minority partners of $81,065,000 and (vi) dividends paid on preferred shares of $57,236,000.

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2007 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$65,627	$15,162	$15,725	$2,626	$10,625	$19,078	$2,411
Non-recurring	8,325	—	6,717	—	—	—	1,608
	73,952	15,162	22,442	2,626	10,625	19,078	4,019
Tenant improvements:
Recurring	100,939	43,677	20,890	3,176	33,196	—	—
Non-recurring	1,794	—	—	741	—	—	1,053
Total	102,733	43,677	20,890	3,917	33,196	—	1,053

Leasing Commissions:
Recurring	43,163	28,626	7,591	2,773	4,173	—	—
Non-recurring	855	—	—	539	—	—	316
	44,018	28,626	7,591	3,312	4,173	—	316
Tenant improvements and leasing commissions:
Per square foot		$48.90	$11.34	$9.86	$20.32
Per square foot per annum		$5.17	$1.72	$1.11	$3.15

Total Capital Expenditures and Leasing Commissions (accrual basis)	$220,703	$87,465	$50,923	$9,855	$47,994	$19,078	$5,388
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	76,117	17,416	40,019	8,263	8,982	—	1,437
Expenditures to be made in future periods for the current period	(88,496)	(46,845)	(13,763)	(5,542)	(21,203)	—	(1,143)
Total Capital Expenditures and Leasing Commissions (Cash basis)	$208,324	$58,036	$77,179	$12,576	$35,773	$19,078	$5,682

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2007 – continued

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Other
Development and Redevelopment Expenditures (1):
Bergen Town Center	$52,664	$—	$—	$52,664	$—	$—	$—
2101 L Street	46,664	—	46,664	—	—	—	—
Waserman Venture	43,260	—	—	—	—	—	43,260
Green Acres Mall	32,594	—	—	32,594	—	—	—
Crystal Mall Two	29,552	—	29,552	—	—	—	—
North Bergen, New Jersey	19,925	—	—	19,925	—	—	—
40 East 66th Street	13,544	—	—	—	—	—	13,544
1999 K Street	11,245	—	11,245	—	—	—	—
Springfield Mall	6,055	—	—	6,055	—	—	—
Other	103,245	11,728	30,515	25,354	693	—	34,955
	$358,748	$11,728	$117,976	$136,592	$693	$—	$91,759

__________________

(1)	Excludes development expenditures of partially owned non-consolidated investments.

Capital expenditures in the preceding tables are categorized as follows:

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

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2006

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

Net cash used in investing activities of $1,916,510,000 was primarily comprised of (i) acquisitions of real estate and other of $1,399,326,000, (ii) investments in partially owned entities of $233,651,000, (iii) investment in mezzanine loans receivable of $363,374,000, (iv) purchases of marketable securities of $153,914,000, (v) development and redevelopment expenditures of $233,492,000, (vii) deposits in connection with real estate acquisitions and pre-acquisition costs aggregating $82,753,000, partially offset by (viii) repayments received on mezzanine loans receivable of $172,445,000, (ix) distributions of capital from partially owned entities of $114,041,000, (x) proceeds from the sale of marketable securities of $173,027,000, (xi) proceeds from the sale of real estate of $110,388,000 and (xii) proceeds from settlement of derivative positions of $135,028,000.

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

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2006 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2006.

						Temperature
(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$59,188	$12,446	$16,355	$1,269	$10,174	$15,032	$3,912
Non-recurring	2,708	—	2,259	449	—	—	—
	61,896	12,446	18,614	1,718	10,174	15,032	3,912
Tenant improvements:
Recurring	88,064	44,251	27,961	3,219	12,633	—	—
Non-recurring	1,824	—	89	1,735	—	—	—
Total	89,888	44,251	28,050	4,954	12,633	—	—

Leasing Commissions:
Recurring	32,181	22,178	6,744	2,024	1,235	—	—
Non-recurring	290	—	32	258	—	—	—
	32,471	22,178	6,776	2,282	1,235	—	—
Tenant improvements and leasing commissions:
Per square foot		$39.08	$16.54	$7.64	$10.79
Per square foot per annum		$4.10	$2.54	$0.64	$1.74

Total Capital Expenditures and Leasing Commissions (accrual basis)	$184,255	$78,875	$53,440	$8,954	$24,042	$15,032	$3,912
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	51,830	22,377	20,949	3,638	4,866	—	—
Expenditures to be made in future periods for the current period	(55,964)	(33,195)	(17,480)	(4,916)	(373)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$180,121	$68,057	$56,909	$7,676	$28,535	$15,032	$3,912

Development and Redevelopment Expenditures:
Green Acres Mall	$37,927	$—	$—	$37,927	$—	$—	$—
Wasserman venture	32,572	—	—	—	—	—	32,572
North Bergen, New Jersey (Ground-up development)	28,564	—	—	28,564	—	—	—
Crystal Park (PTO)	27,294	—	27,294	—	—	—	—
Bergen Town Center	22,179	—	—	22,179	—	—	—
Crystal Plazas (PTO)	12,229	—	12,229	—	—	—	—
220 Central Park South	12,055	—	—	—	—	—	12,055
1740 Broadway	9,921	9,921	—	—	—	—	—
7 W. 34th Street	9,436	—	—	—	9,436	—	—
2101 L Street	10,447	—	10,447	—	—	—	—
Crystal Mall Two	6,497	—	6,497	—	—	—	—
640 Fifth Avenue	1,937	1,937	—	—	—	—	—
Other	22,434	1,330	4,217	12,126	—	—	4,761
	$233,492	$13,188	$60,684	$100,796	$9,436	$—	$49,388

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2005

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

Net cash used in investing activities of $1,751,284,000 was primarily comprised of (i) investments in partially owned entities of $971,358,000, (ii) acquisitions of real estate and other of $889,369,000, (iii) investment in mezzanine loans receivable of $307,050,000, (iv) purchases of marketable securities, including McDonalds derivative position, of $242,617,000, (v) development and redevelopment expenditures of $176,486,000, (vi) capital expenditures of $68,443,000, partially offset by, (vii) repayments received on mezzanine loans receivable of $383,050,000, (viii) distributions of capital from partially owned entities of $260,764,000, including a $124,000,000 repayment of our loan to Alexander’s and a $73,184,000 repayment of a bridge loan to Toys “R” Us, (ix) proceeds from the sale of marketable securities of $115,974,000, and (x) proceeds from the sale of real estate of $126,584,000.

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

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2005 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2005.

						Temperature
(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Controlled Logistics	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$53,613	$13,090	$13,688	$500	$10,961	$14,953	$421
Non-recurring	—	—	—	—	—	—	—
	53,613	13,090	13,688	500	10,961	14,953	421
Tenant improvements:
Recurring	70,194	32,843	17,129	6,735	13,487	—	—
Non-recurring	1,938	—	1,938	—	—	—	—
Total	72,132	32,843	19,067	6,735	13,487	—	—

Leasing Commissions:
Recurring	17,259	7,611	5,014	902	3,732	—	—
Non-recurring	294	—	294	—	—	—	—
	17,553	7,611	5,308	902	3,732	—	—
Tenant improvements and leasing commissions:
Per square foot		$30.98	$9.17	$8.04	$16.38
Per square foot per annum		$4.01	$1.64	$0.88	$2.42

Total Capital Expenditures and Leasing Commissions (accrual basis)	$143,298	$53,544	$38,063	$8,137	$28,180	$14,953	$421
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	63,258	23,725	19,394	2,094	18,045	—	—
Expenditures to be made in future periods for the current period	(36,106)	(22,389)	(8,221)	(4,815)	(681)	—	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$170,450	$54,880	$49,236	$5,416	$45,544	$14,953	$421

Development and Redevelopment: Expenditures:
Crystal Plazas (PTO)	$48,748	$—	$48,748	$—	$—	$—	$—
7 W. 34th Street	19,529	—	—	—	19,529	—	—
Bergen Town Center	11,727	—	—	11,727	—	—	—
640 Fifth Avenue	9,244	9,244	—	—	—	—	—
Green Acres Mall	8,735	—	—	8,735	—	—	—
715 Lexington Avenue	8,180	—	—	8,180	—	—	—
Other	70,323	9,944	2,711	26,026	11,841	—	19,801
	$176,486	$19,188	$51,459	$54,668	$31,370	$—	$19,801

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with Generally Accepted Accounting Principles (“GAAP”), excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in Our Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 17. Income per Share, in our notes to consolidated financial statements on page 190 of this annual report on Form 10-K.

FFO applicable to common shares plus assumed conversions was $966,638,000, or $5.89 per diluted share for the year ended December 31, 2007, compared to $858,693,000, or $5.51 per diluted share for the year ended December 31, 2006. FFO applicable to common shares plus assumed conversions was $193,412,000 or $1.18 per diluted share for the three months ended December 31, 2007, compared to $211,812,000, or $1.34 per diluted share for the three months ended December 31, 2006.

(Amounts in thousands except per share amounts)	For The Year Ended December 31,		For The Three Months Ended December 31,
Reconciliation of Net Income to FFO:	2007	2006	2007	2006
Net income	$568,906	$560,140	$105,214	$119,776
Depreciation and amortization of real property	451,313	337,730	125,989	90,896
Net gains on sale of real estate	(60,811)	(33,769)	(37,869)	—
Proportionate share of adjustments to equity in net income of Toys to arrive at FFO:
Depreciation and amortization of real property	85,244	60,445	16,260	19,054
Net gains on sale of real estate	(3,012)	(2,178)	(2,519)	(2,178)
Income tax effect of above adjustments	(28,781)	(21,038)	(4,809)	(5,007)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	48,770	45,184	12,679	11,029
Net gains on sale of real estate	(12,451)	(10,988)	(3,471)	(146)
Minority limited partners’ share of above adjustments	(46,664)	(39,809)	(9,094)	(11,960)
FFO	1,002,514	895,717	202,380	221,464
Preferred share dividends	(57,177)	(57,511)	(14,291)	(14,349)
FFO applicable to common shares	945,337	838,206	188,089	207,115
Interest on 3.875% exchangeable senior debentures	21,024	19,856	5,256	4,575
Series A convertible preferred dividends	277	631	67	122
FFO applicable to common shares plus assumed conversions	$966,638	$858,693	$193,412	$211,812

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	151,949	142,145	152,573	144,319
Effect of dilutive securities:
Employee stock options and restricted share awards	6,491	7,829	5,728	7,809
3.875% exchangeable senior debentures	5,559	5,559	5,559	5,559
Series A convertible preferred shares	118	269	114	210
Denominator for diluted FFO per share	164,117	155,802	163,974	157,897

FFO applicable to common shares plus assumed conversions per diluted share	$5.89	$5.51	$1.18	$1.34

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2007			2006
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$1,113,210	5.86%	$11,132	$728,363	6.48%
Fixed rate	11,838,602	5.24%	—	8,826,435	5.56%
	$12,951,812	5.29%	11,132	$9,554,798	5.63%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$193,655	6.74%	1,936	$162,254	7.31%
Variable rate – Toys	1,072,431	7.14%	10,724	1,213,479	7.03%
Fixed rate (including $1,028,918, and $1,057,422 of Toys debt in 2007 and 2006)	2,023,787	6.88%	—	1,947,274	6.95%
	$3,289,873	6.96%	12,660	$3,323,007	7.00%
Minority limited partners’ share of above			(2,379)
Total change in annual net income			$21,413
Per share-diluted			$0.13

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2007, variable rate debt with an aggregate principal amount of $404,990,000 and a weighted average interest rate of 6.18% was subject to LIBOR caps. These caps are based on a notional amount of $412,000,000 and cap LIBOR at a weighted average rate of 6.34%.

As of December 31, 2007, we have investments in mezzanine loans with an aggregate carrying amount of $121,476,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Our Debt

The fair value of our debt at December 31, 2007 approximates its aggregate carrying amount, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense. During 2007, 2006 and 2005 we recognized net gains aggregating approximately $113,503,000, $153,208,000 and $73,953,000, respectively, from these positions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2008

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)	December 31,
ASSETS	2007	2006
Real estate, at cost:
Land	$4,706,653	$2,754,962
Buildings and improvements	13,020,092	9,928,776
Development costs and construction in progress	826,179	377,200
Leasehold improvements and equipment	419,512	372,432
Total	18,972,436	13,433,370
Less accumulated depreciation and amortization	(2,407,140)	(1,961,974)
Real estate, net	16,565,296	11,471,396
Cash and cash equivalents	1,154,595	2,233,317
Escrow deposits and restricted cash	380,597	140,351
Marketable securities	323,106	316,727
Accounts receivable, net of allowance for doubtful accounts of $23,177 and $17,727	269,305	230,908
Investments in partially owned entities, including Alexander’s of $122,797 and $82,114	1,219,342	1,135,669
Investment in Toys “R” Us	298,089	317,145
Mezzanine loans receivable	492,339	561,164
Receivable arising from the straight-lining of rents, net of allowance of $3,076 and $2,334	516,777	441,321
Deferred leasing and financing costs, net of accumulated amortization of $124,612 and $98,221	281,467	243,854
Assets related to discontinued operations	108,470	115,643
Due from officers	13,228	15,197
Other assets	856,324	731,589
	$22,478,935	$17,954,281
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$8,994,203	$6,886,884
Convertible senior debentures	2,360,412	980,083
Senior unsecured notes	698,656	1,196,600
Exchangeable senior debentures	492,857	491,231
Revolving credit facility debt	405,684	—
Accounts payable and accrued expenses	557,605	531,977
Deferred credit	861,643	331,760
Officers’ compensation payable	67,714	60,955
Deferred tax liabilities	241,895	34,529
Liabilities related to discontinued operations	—	10,973
Other liabilities	186,107	150,315
Total liabilities	14,866,776	10,675,307
Minority interest, including unitholders in the Operating Partnership	1,493,760	1,128,204
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 33,980,362 and 34,051,635 shares	825,095	828,660
Common shares of beneficial interest: $.04 par value per share; authorized 250,000,000 shares; issued and outstanding 153,076,606 and 151,093,373 shares	6,140	6,083
Additional capital	5,339,570	5,292,252
Earnings less than distributions	(82,178)	(69,188)
Accumulated other comprehensive income	29,772	92,963
Total shareholders’ equity	6,118,399	6,150,770
	$22,478,935	$17,954,281

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
(Amounts in thousands, except per share amounts)

REVENUES:
Property rentals	$1,989,278	$1,557,001	$1,371,454
Temperature Controlled Logistics	847,026	779,110	846,881
Tenant expense reimbursements	324,034	261,339	206,923
Fee and other income	110,291	103,587	94,603
Total revenues	3,270,629	2,701,037	2,519,861
EXPENSES:
Operating	1,632,576	1,362,657	1,294,850
Depreciation and amortization	529,761	395,398	328,811
General and administrative	232,068	219,239	177,790
Costs of acquisitions and development not consummated	10,375	—	—
Total expenses	2,404,780	1,977,294	1,801,451
Operating income	865,849	723,743	718,410
Income (loss) applicable to Alexander’s	50,589	(14,530)	59,022
Loss applicable to Toys “R” Us	(14,337)	(47,520)	(40,496)
Income from partially owned entities	33,404	61,777	36,165
Interest and other investment income	228,499	262,176	167,214
Interest and debt expense (including amortization of deferred financing costs of $16,124, $15,250 and $11,814)	(634,554)	(476,461)	(338,097)
Net gain on disposition of wholly-owned and partially owned assets other than depreciable real estate	39,493	76,073	39,042
Minority interest of partially owned entities	18,559	20,173	(3,808)
Income before taxes	587,502	605,431	637,452
Provision for income taxes	(10,530)	(2,326)	(4,994)
Income from continuing operations	576,972	603,105	632,458
Income from discontinued operations, net of minority interest	58,716	37,595	41,020
Income before allocation to minority limited partners	635,688	640,700	673,478
Minority limited partners’ interest in the Operating Partnership	(47,508)	(58,712)	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	(21,848)	(67,119)
Net income	568,906	560,140	539,604
Preferred share dividends	(57,177)	(57,511)	(46,501)
NET INCOME applicable to common shares	$511,729	$502,629	$493,103

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$2.98	$3.28	$3.38
Income from discontinued operations	0.39	0.26	0.31
Net income per common share	$3.37	$3.54	$3.69

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$2.86	$3.10	$3.21
Income from discontinued operations	0.37	0.25	0.29
Net income per common share	$3.23	$3.35	$3.50

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess of (Less Than) Distributions	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
(Amounts in thousands, except per share amounts)
Balance, January 1, 2005	$577,454	$5,128	$3,248,478	$133,899	$47,782	$4,012,741
Net Income	—	—	—	539,604	—	539,604	$539,604
Dividends paid on common shares ($3.90 per share, including $.82 in special cash dividends)	—	—	—	(523,941)	—	(523,941)	—
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(930)	—	(930)	—
Series C Preferred Shares ($2.125 per share)	—	—	—	(489)	—	(489)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(2,800)	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(5,250)	—	(5,250)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(10,097)	—	(10,097)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(13,213)	—	(13,213)	—
Series H Preferred Shares ($1.6875 per share)	—	—	—	(4,092)	—	(4,092)	—
Series I Preferred Shares ($1.65625 per share)	—	—	—	(5,778)	—	(5,778)	—
Redemption of Series C Preferred Shares	(111,148)	—	—	(3,852)	—	(115,000)	—
Proceeds from the issuance of common shares	—	360	780,390	—	—	780,750	—
Proceeds from issuance of Series H and I Preferred Shares	370,960	—	—	—	—	370,960	—
Conversion of Series A Preferred shares to common shares	(2,552)	3	2,549	—	—	—	—
Deferred compensation shares and options	—	7	5,723	—	—	5,730	—
Common shares issued under employees’ share option plan	—	42	45,404	—	—	45,446	—
Redemption of Class A partnership units for common shares	—	133	149,008	—	—	149,141	—
Common shares issued in connection with dividend reinvestment plan	—	2	2,710	—	—	2,712	—
Change in unrealized net gain on securities available for sale	—	—	—	—	36,654	36,654	36,654
Common share offering costs	—	—	(945)	—	—	(945)	—
Change in deferred compensation plan	—	—	—	—	2,172	2,172	2,172
Change in pension plans	—	—	—	—	(2,697)	(2,697)	(2,697)
Other	(187)	—	3,524	—	(505)	2,832	(505)
Balance, December 31, 2005	$834,527	$5,675	$4,236,841	$103,061	$83,406	$5,263,510	$575,228

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess of (Less Than) Distributions	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
(Amounts in thousands, except per share amounts)
Balance, December 31, 2005	$834,527	$5,675	$4,236,841	$103,061	$83,406	$5,263,510
Net Income	—	—	—	560,140	—	560,140	$560,140
Dividends paid on common shares ($3.79 per share, including $.54 in special cash dividends)	—	—	—	(537,298)	—	(537,298)	—
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(604)	—	(604)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(2,800)	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(5,250)	—	(5,250)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(10,125)	—	(10,125)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(13,250)	—	(13,250)	—
Series H Preferred Shares ($1.6875 per share)	—	—	—	(7,594)	—	(7,594)	—
Series I Preferred Shares ($1.65625 per share)	—	—	—	(17,888)	—	(17,888)	—
Proceeds from the issuance of common shares	—	324	1,004,481	—	—	1,004,805	—
Conversion of Series A Preferred shares to common shares	(5,897)	7	5,890	—	—	—	—
Deferred compensation shares and options	—	(57)	(59,209)	(137,580)	—	(196,846)	—
Common shares issued under employees’ share option plan	—	110	75,555	—	—	75,665	—
Redemption of Class A partnership units for common shares	—	23	26,363	—	—	26,386	—
Common shares issued in connection with dividend reinvestment plan	—	1	2,207	—	—	2,208	—
Change in unrealized net gain on securities available for sale	—	—	—	—	70,416	70,416	70,416
Sale of securities available for sale	—	—	—	—	(69,863)	(69,863)	—
Common share offering costs	—	—	(411)	—	—	(411)
Change in deferred compensation plan	—	—	—	—	7,332	7,332	7,332
Change in pension plans	—	—	—	—	2,269	2,269	2,269
Other	30	—	535	—	(597)	(32)	(597)
Balance, December 31, 2006	$828,660	$6,083	$5,292,252	$(69,188)	$92,963	$6,150,770	$639,560

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

	Preferred Shares	Common Shares	Additional Capital	Earnings in Excess of (Less Than) Distributions	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
(Amounts in thousands, except per share amounts)
Balance, December 31, 2006	$828,660	$6,083	$5,292,252	$(69,188)	$92,963	$6,150,770
Net Income	—	—	—	568,906	—	568,906	$568,906
Dividends paid on common shares ($3.45 per share)	—	—	—	(524,719)	—	(524,719)	—
Dividends paid on Preferred Shares:
Series A Preferred Shares ($3.25 per share)	—	—	—	(270)	—	(270)	—
Series D-10 preferred shares ($1.75 per share)	—	—	—	(2,800)	—	(2,800)	—
Series E Preferred Shares ($1.75 per share)	—	—	—	(5,250)	—	(5,250)	—
Series F Preferred Shares ($1.6875 per share)	—	—	—	(10,125)	—	(10,125)	—
Series G Preferred Shares ($1.65625 per share)	—	—	—	(13,250)	—	(13,250)	—
Series H Preferred Shares ($1.6875 per share)	—	—	—	(7,594)	—	(7,594)	—
Series I Preferred Shares ($1.65625 per share)	—	—	—	(17,888)	—	(17,888)	—
Conversion of Series A Preferred shares to common shares	(3,565)	4	3,561	—	—	—	—
Deferred compensation shares and options	—	(17)	(36,422)	—	—	(36,439)	—
Common shares issued:
Under employees’ share option plan	—	30	34,617	—	—	34,647	—
Upon redemption of Class A Operating Partnership Units	—	39	43,456	—	—	43,495	—
In connection with dividend reinvestment plan	—	1	2,030	—	—	2,031	—
Change in unrealized net loss on securities available for sale	—	—	—	—	(38,842)	(38,842)	(38,842)
Sale of securities available for sale	—	—	—	—	(36,563)	(36,563)	—
Change in deferred compensation plan	—	—	—	—	7,558	7,558	7,558
Change in pension plans	—	—	—	—	895	895	895
Other	—	—	76	—	3,761	3,837	3,761
Balance, December 31, 2007	$825,095	$6,140	$5,339,570	$(82,178)	$29,772	$6,118,399	$542,278

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$568,906	$560,140	$539,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	545,885	413,162	346,775
Net gains from derivative positions, including (McDonalds, Sears Holdings, and GMH)	(113,503)	(153,208)	(73,953)
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(39,493)	(76,073)	(39,042)
Straight-lining of rental income	(77,699)	(62,655)	(50,064)
Mezzanine loan loss accrual	57,000	—	—
Minority limited partners’ interest in the Operating Partnership	53,565	58,700	66,755
Distributions of income from partially owned entities	24,044	35,911	40,152
Net gains on sale of real estate	(64,981)	(33,769)	(31,614)
Loss on early extinguishment of debt and write-off of unamortized financing costs	7,670	33,488	—
Amortization of below market leases, net	(83,250)	(23,814)	(13,797)
Perpetual preferred unit distributions of the Operating Partnership	19,274	21,848	48,102
Minority interest of partially owned entities	(18,559)	(20,173)	3,808
Write-off of issuance costs of preferred units redeemed	—	1,125	19,017
Other non-cash adjustments	23,373	954	—
Equity in income of partially owned entities, including Alexander’s and Toys	(69,656)	273	(54,691)
Costs of acquisitions and development not consummated	10,375	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(25,877)	24,373	(45,023)
Accounts payable and accrued expenses	(89,961)	60,348	54,808
Other assets	(52,478)	(62,224)	(44,934)
Other liabilities	22,690	46,262	(3,225)
Net cash provided by operating activities	697,325	824,668	762,678
Cash Flows from Investing Activities:
Acquisitions of real estate and other	(2,811,285)	(1,399,326)	(889,369)
Investments in mezzanine loans receivable	(217,081)	(363,374)	(307,050)
Investments in partially owned entities	(271,423)	(233,651)	(971,358)
Development costs and construction in progress	(358,748)	(233,492)	(176,486)
Additions to real estate	(166,319)	(198,215)	(68,443)
Proceeds from sales of, and return of investment in, marketable securities	112,779	173,027	115,974
Proceeds received from repayment of mezzanine loans receivable	241,289	172,445	383,050
Purchases of marketable securities	(152,683)	(153,914)	(242,617)
Proceeds received on settlement of derivatives	260,764	135,028	—
Distributions of capital from partially owned entities	22,541	114,041	136,764
Proceeds from sales of real estate	297,234	110,388	126,584
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(27,702)	(82,753)	(18,991)
Cash restricted, including mortgage escrows	11,652	52,268	36,658
Acquisition of trade shows	(10,722)	(17,582)	—
Repayment of officers’ loans	2,000	8,600	—
Proceeds from Alexander’s loan repayment	—	—	124,000
Net cash used in investing activities	(3,067,704)	(1,916,510)	(1,751,284)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
(Amounts in thousands)	2007	2006	2005
Cash Flows from Financing Activities:
Proceeds from borrowings	2,954,497	5,151,952	1,310,630
Repayments of borrowings	(868,055)	(1,544,076)	(398,957)
Dividends paid on common shares	(524,719)	(537,298)	(524,163)
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(109,092)	(636,293)	—
Distributions to minority limited partners	(81,065)	(188,052)	(146,139)
Dividends paid on preferred shares	(57,236)	(57,606)	(34,553)
Repurchase of shares related to stock compensation arrangements and associated employee tax withholdings	(43,396)	(201,866)	—
Proceeds received from exercise of employee share options	35,083	77,873	52,760
Proceeds from issuance of common shares	—	1,004,394	780,750
Redemption of perpetual preferred shares and units	—	(45,000)	(812,000)
Proceeds from issuance of preferred shares and units	—	43,819	470,934
Debt issuance costs	(14,360)	(37,192)	(15,434)
Net cash provided by financing activities	1,291,657	3,030,655	683,828
Net (decrease) increase in cash and cash equivalents	(1,078,722)	1,938,813	(304,778)
Cash and cash equivalents at beginning of year	2,233,317	294,504	599,282
Cash and cash equivalents at end of year	$1,154,595	$2,233,317	$294,504

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $53,648, $26,195, and $15,582)	$653,811	$454,391	$349,331
Cash payments for taxes	$36,489	$8,766	$4,084

Non-Cash Transactions:
Financing assumed in acquisitions	$1,405,654	$303,703	$402,865
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	109,092	636,293	—
Mortgage notes payable legally defeased	104,571	612,270	—
Conversion of Class A operating partnership units to common shares	43,495	26,386	149,141
Unrealized gain on securities available for sale	38,842	70,416	85,444
Operating Partnership units issued in connection with acquisitions	62,059	—	62,418
Increase in assets and liabilities resulting from the consolidation of our 50% investment in H Street partially owned entities upon acquisition of the remaining 50% interest on April 30, 2007:
Real estate, net	342,764	—	—
Restricted cash	369	—	—
Other assets	11,648	—	—
Notes and mortgages payable	55,272	—	—
Accounts payable and accrued expenses	3,101	—	—
Deferred credit	2,407	—	—
Deferred tax liabilities	112,797	—	—
Other liabilities	71	—	—

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “we,” “us,” “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership. Vornado is the sole general partner of, and owned approximately 90.1% of the common limited partnership interest in, the Operating Partnership at December 31, 2007.

At December 31, 2007, we own directly or indirectly:

Office Properties:

(i)        all or portions of 28 office properties aggregating approximately 16.0 million square feet in the New York City metropolitan area (primarily Manhattan);

(ii)      all or portions of 83 office properties aggregating 17.6 million square feet in the Washington, DC and Northern Virginia areas;

(iii)     a 70% controlling interest in 555 California Street, a three-building complex aggregating 1.8 million square feet in San Francisco’s financial district;

Retail Properties:

(iv)     177 retail properties in 21 states, Washington, DC and Puerto Rico aggregating approximately 21.9 million square feet, including 3.6 million square feet owned by tenants on land leased from us;

Merchandise Mart Properties:

(v)      9 properties in five states and Washington, DC aggregating approximately 9.1 million square feet of showroom and office space, including the 3.3 million square foot Merchandise Mart in Chicago;

Temperature Controlled Logistics:

(vi)     a 47.6% interest in AmeriCold Realty Trust which owns and operates 90 cold storage warehouses nationwide;

Toys “R” Us, Inc.:

(vii)    a 32.7% interest in Toys “R” Us, Inc. which owns and/or operates 1,352 stores worldwide, including 588 toy stores and 259 Babies “R” Us stores in the United States and 505 toy stores internationally;

Other Real Estate Investments:

(viii)   32.8% of the common stock of Alexander’s, Inc. (NYSE: ALX) which has seven properties in the greater New York metropolitan area;

(ix)     the Hotel Pennsylvania in New York City, consisting of a hotel portion containing 1.0 million square feet with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space;

(x)     mezzanine loans to entities that have significant real estate assets; and

(xi)     interests in other real estate, including interests in other public companies that own and manage office, industrial and retail properties net leased to major corporations and student and military housing properties throughout the United States; six warehouse/industrial properties in New Jersey containing approximately 1.2 million square feet; and other investments and marketable securities.

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

Significant Accounting Policies

Real Estate: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the acquisition, improvement and leasing of real estate are capitalized. Maintenance and repairs are charged to operations as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $53,648,000 and $26,195,000, for the years ended December 31, 2007 and 2006, respectively.

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

Our properties, including any related intangible assets, are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate cash flows over our anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the carrying amount over the discounted cash flows using an appropriate discount rate. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Holding properties over longer periods decreases the likelihood of recording an impairment loss. If our anticipated holding periods change or estimated cash flows decline based on market conditions or otherwise, an impairment loss may be recognized.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Partially Owned Entities: In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both. We consolidate our 47.6% investment in Americold Realty Trust because we have the contractual right to appoint three out of five members of its board of trustees, and therefore determined that we have a controlling interest. We have concluded that we do not control a partially owned entity, despite an ownership interest of 50% or greater, if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture. This is the case with respect to our 50% interests in Monmouth Mall, MartParc Wells, MartParc Orleans, Beverly Connection, 478-486 Broadway, 968 Third Avenue, West 57th Street properties and 825 Seventh Avenue. We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

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

Identified Intangibles and Goodwill: We record acquired intangible assets (including above-market leases, customer relationships and in-place leases) and acquired intangible liabilities (including below market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

As of December 31, 2007 and 2006, the carrying amounts of identified intangible assets, a component of “other assets” on our consolidated balance sheets, were $601,232,000 and $303,609,000, respectively. In addition, the carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $814,101,000 and $296,836,000, respectively.

Mezzanine Loans Receivable: We invest in mezzanine loans to entities which have significant real estate assets. These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate. We record these investments at the stated principal amount net of any discount or premium. We accrete or amortize any discounts or premiums over the life of the related loan receivable utilizing the effective interest method, or straight-line method if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents do not include cash escrowed under loan agreements and cash restricted in connection with an officer’s deferred compensation payable. Cash and cash equivalents include repurchase agreements collateralized by U.S. government obligations totaling $82,240,000 and $219,990,000 as of December 31, 2007 and 2006, respectively. The majority of our cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $100,000. We have not experienced any losses to date on our invested cash.

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

Marketable Securities: We classify debt and equity securities which we intend to hold for an indefinite period of time as securities available-for-sale; equity securities we intend to buy and sell on a short term basis as trading securities; and mandatorily redeemable preferred stock investments which we intend to hold to maturity as securities held to maturity. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses on securities available-for-sale are included as a component of shareholders’ equity and other comprehensive income. Realized gains or losses on the sale of securities are recorded based on specific identification.

At December 31, 2007 and 2006, our marketable securities had an aggregate cost of $311,444,000 and $229,600,000, and an aggregate fair value of $323,106,000 and $316,727,000, respectively. In addition, at December 31, 2007 and 2006, $226,796,000 and $221,716,000, respectively, of the aggregate fair value of our marketable securities represent securities available for sale and $96,310,000 and $95,011,000, respectively, represent securities held to maturity. At December 31, 2007 and 2006, aggregate unrealized gains were $33,432,000 and $87,702,000, respectively, and aggregate unrealized losses were $21,771,000 and $131,000, respectively.

We evaluate our portfolio of marketable securities for impairment as of each reporting period. For each of the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. At December 31, 2007, the aggregate unrealized loss of $21,771,000 relates to marketable securities with an aggregate fair value of $100,137,000, none of which have been in an unrealized loss position for greater than 12 months. We do not believe that the decline in value of any of these securities is other-than-temporary at December 31, 2007.

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

Fair Value of Financial Instruments: We have estimated the fair value of all financial instruments reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with regard to fixed rate debt). As of December 31, 2007, the fair value of our consolidated debt approximates its carrying amount. As of December 31, 2006, the carrying amount of our consolidated debt exceeded its fair value by approximately $90,356,000. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Income Taxes: We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We distribute to our shareholders 100% of our taxable income and therefore, no provision for Federal income taxes is required. Dividend distributions for the year ended December 31, 2007 were characterized for Federal income tax purposes as 61.6% ordinary income and 38.4% long-term capital gain income. Dividend distributions for the year ended December 31, 2006 were characterized for Federal income tax purposes as 29% ordinary income, 14.8% long-term capital gain income and 56.2% return of capital. Dividend distributions for the year ended December 31, 2005 were characterized for Federal income tax purposes as 93.6% ordinary income and 6.4% long-term capital gain income.

We have elected to treat certain of our consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Other than the taxable REIT subsidiaries of AmeriCold, our taxable REIT subsidiaries had a combined current income tax liability of approximately $11,545,000 and $2,683,000 for the years ended December 31, 2007 and 2006, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities. AmeriCold’s taxable REIT subsidiaries are accounted for using the asset and liability method, under which deferred income taxes are recognized for (i) temporary differences between the financial reporting and tax bases of assets and liabilities and (ii) operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred income tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence, including tax planning strategies. As of December 31, 2007 and 2006, AmeriCold has recorded deferred income tax assets of $8,254,000 and $14,274,000, respectively, and deferred income tax liabilities of $3,745,000 and $7,603,000, respectively. The net amount of the deferred income tax assets and liabilities are included in “Other Assets” on our consolidated balance sheets.

In connection with purchase accounting for H Street, in July 2005 and April 2007 we recorded an aggregate of $220,000,000 of deferred tax liabilities for the differences between the tax basis and the book basis of the acquired assets and liabilities. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of February 2008, we have completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, the deferred tax liabilities will be eliminated and we will recognize $220,000,000 as an income tax benefit on our consolidated statement of income.

The following table reconciles net income to estimated taxable income for the years ended December 31, 2007, 2006 and 2005.

(Amounts in thousands)	2007	2006	2005
Net income applicable to common shares	$511,729	$502,629	$493,103
Book to tax differences (unaudited):
Depreciation and amortization	145,131	118,364	93,301
Derivatives	131,711	(25,726)	(31,144)
Stock options expense	(88,752)	(220,043)	(35,088)
Straight-line rent adjustments	(70,450)	(56,690)	(44,787)
Net gains on sale of real estate	(57,386)	(22,699)	(28,282)
Earnings of partially owned entities	12,093	72,534	31,591
Compensation deduction for units held in Rabbi Trust	—	(171,356)	—
Sears Canada dividend	—	(72,706)	75,201
Other, net	37,571	(21,048)	16,269
Estimated taxable income	$621,647	$103,259	$570,164

The net basis of our assets and liabilities for tax reporting purposes is approximately $3.4 billion lower than the amount reported in our consolidated financial statements.

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

Stock-Based Compensation: Our stock based compensation consists of awards to certain of our employees and officers and consist of stock options, restricted common shares, restricted Operating Partnership units and out-performance plan awards. The terms of each of these awards are described in Note 11. Stock-Based Compensation. We account for all stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment (“SFAS No. 123R”). We adopted SFAS No. 123R using the modified prospective application, on January 1, 2006.

Stock option awards

We determine the value of stock option awards granted in 2003 and thereafter, using a binomial valuation model and appropriate market assumptions adjusted to include an estimated forfeiture factor which is based on our past history. Compensation expense for stock option awards is recognized on a straight-line basis over the vesting period, which is generally five years.

In 2002 and prior years, we accounted for stock option awards using the intrinsic value method. Under the intrinsic value method compensation cost was measured as the excess, if any, of the quoted market price of Vornado’s common shares on the date of grant over the exercise price of the option granted. Because our policy is to grant options with an exercise price equal to the average of the high and low market price of Vornado’s common shares on the New York Stock Exchange (“NYSE”) on the grant date, no compensation cost was recognized for stock options granted prior to 2003. See Note 11. Stock-Based Compensation, for pro forma net income and pro forma net income per share for the years ended December 31, 2007, 2006 and 2005, assuming compensation cost for grants prior to 2003 was recognized as compensation expense based on the fair value at the grant dates.

Restricted stock and Operating Partnership awards

Restricted stock awards are valued using the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, adjusted to include an estimated forfeiture factor which is based on our past history. Compensation expense is recognized on a straight-line basis over the vesting period, which is generally three to five years. Dividends paid on unvested shares are charged to retained earnings. Dividends on shares that are canceled or terminated prior to vesting are charged to compensation expense in the period they are cancelled or terminated.

Restricted Operating Partnership unit awards are also valued using the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, adjusted to include an estimated forfeiture factor which is based on our past history. Compensation expense is recognized over the five year vesting period using a graded vesting attribution model as these awards are subject to the satisfaction of a performance condition. Dividends paid on unvested units are charged to minority interest expense on our consolidated statements of operations. Dividends on units that are canceled or terminated prior to the satisfaction of the performance condition and vesting are charged to compensation expense in the period they are cancelled or terminated.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

Recently Issued Accounting Literature

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. This standard is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R (“SFAS 158”). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 did not have a material effect on our consolidated financial statements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective on January 1, 2009. The adoption of the measurement date provisions of this standard is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for us on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

On August 31, 2007, the FASB issued a proposed FASB Staff Position (the “proposed FSP”) that affects the accounting for our convertible and exchangeable senior debentures and Series D-13 convertible preferred units. The proposed FSP requires the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount must be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. If adopted, we expect that the proposed FSP would be effective for our fiscal year beginning on January 1, 2009 and would require retroactive application. The adoption of the proposed FSP on January 1, 2009 would result in the recognition of an aggregate unamortized debt discount of $180,429,000 (as of December 31, 2007) on our consolidated balance sheet and additional interest expense on our consolidated statements of income. Our current estimate of the incremental interest expense, net of minority interest, for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,405
2006	6,065
2007	28,233
2008	35,113
2009	37,856
2010	40,114
2011	41,112
2012	8,192

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions

Acquisitions:

We completed approximately $4,045,400,000 of real estate acquisitions and investments in 2007 and $1,650,559,000 in 2006. We record the assets (primarily land, building, in-place and above market leases) and liabilities (primarily mortgage debt and below market leases) acquired in real estate acquisitions at their estimated fair values. Below are the details of our larger acquisitions.

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

100 West 33rd Street, New York City (the “Manhattan Mall”)

On January 10, 2007, we acquired the Manhattan Mall for approximately $689,000,000 in cash. This mixed-use property is located on the entire Sixth Avenue block-front between 32nd and 33rd Streets in Manhattan and contains approximately 1,000,000 square feet, including 845,000 square feet of office space and 164,000 square feet of retail space. Included as part of the acquisition were 250,000 square feet of additional air rights. The property is adjacent to our Hotel Pennsylvania. At closing, we completed a $232,000,000 financing secured by the property, which bears interest at LIBOR plus 0.55% (5.20% at December 31, 2007) and matures in two years with three one-year extension options. The operations of the office component of the property are included in the New York Office segment and the operations of the retail component are included in the Retail segment. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions – continued

1290 Avenue of the Americas and 555 California Street

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas, a 2,000,000 square foot Manhattan office building located on the block-front between 51st and 52nd Street on Avenue of the Americas, and the three-building 555 California Street complex (“555 California Street”) containing 1,800,000 square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district. The purchase price for our 70% interest in the real estate was approximately $1.8 billion, consisting of $1.0 billion of cash and $797,000,000 of existing debt. Our share of the debt is comprised of $308,000,000 secured by 1290 Avenue of the Americas and $489,000,000 secured by 555 California Street. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. The operations of 1290 Avenue of the Americas are included in the New York Office segment and the operations of 555 California Street are included in the Other segment. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records.  In a decision dated October 1, 2007, the Court determined that Mr. Trump had already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions – continued

1290 Avenue of the Americas and 555 California Street – continued

The following summarizes our allocation of the purchase price to the assets and liabilities acquired.

(Amounts in thousands)
Land	$652,144
Building	1,241,574
Acquired above-market leases	33,205
Other assets	201,330
Acquired in-place leases	173,922
Assets acquired	2,302,175
Mortgage debt	812,380
Acquired below-market leases	223,764
Other liabilities	40,637
Liabilities acquired	1,076,781
Net assets acquired ($1.0 billion excluding net working capital acquired and closing costs)	$1,225,394

The following table presents our pro forma condensed consolidated statements of income for the years ended December 31, 2007 and 2006, as if the above transaction occurred on January 1, 2007 and January 1, 2006, respectively. The unaudited pro forma information is not necessarily indicative of what our actual results would have been had the transaction been consummated on January 1, 2007 or January 1, 2006, nor does it represent the results of operations for any future periods. In our opinion all adjustments necessary to reflect this transaction have been made.

	Pro Forma
Condensed Consolidated Statements of Income	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2007	2006
Revenues	$3,367,453	$2,972,943
Income before allocation to minority limited partners	$574,419	$594,050
Minority limited partners’ interest in the Operating Partnership	(41,241)	(53,907)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	(21,848)
Net income	513,904	518,295
Preferred share dividends	(57,177)	(57,511)
Net income applicable to common shares	$456,727	$460,784
Net income per common share – basic	$3.01	$3.25
Net income per common share – diluted	$2.88	$3.07

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

Washington, DC Office:

H Street Building Corporation (“H Street”)

In July 2005, we acquired H Street, which owns a 50% interest in real estate assets located in Pentagon City, Virginia and Washington, DC. On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these assets for approximately $383,000,000, consisting of $322,000,000 in cash and $61,000,000 of existing mortgages. These assets include twin office buildings located in Washington, DC, containing 577,000 square feet, and assets located in Pentagon City, Virginia, comprised of 34 acres of land leased to three residential and retail operators, a 1,680 unit high-rise apartment complex and 10 acres of vacant land. In conjunction with this acquisition all existing litigation was dismissed. Beginning on April 30, 2007, we consolidate the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

Further, we agreed to sell approximately 19.6 of the 34 acres of land to one of the existing ground lessees in two closings over a two-year period for approximately $220,000,000. On May 11, 2007, we closed on the sale of 11 of the 19.6 acres for $104,000,000 and received $5,000,000 in cash and a $99,000,000 note due December 31, 2007. On September 28, 2007, the buyer pre-paid the note in cash and we recognized a net gain on sale of $4,803,000. In April 2007, we received letters from the two remaining ground lessees claiming a right of first offer on the sale of the land, one of which has since retracted its letter and reserved its rights under the lease.

In connection with purchase accounting, in July 2005 and April 2007 we recorded an aggregate of $220,000,000 of deferred tax liabilities for the differences between the tax basis and the book basis of the acquired assets and liabilities. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of February 2008, we have completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, the deferred tax liabilities will be eliminated and we will recognize $220,000,000 as an income tax benefit on our consolidated statement of income.

Our total purchase price for 100% of the assets we will own, after the anticipated proceeds from the land sales, is $409,000,000, consisting of $286,000,000 in cash and $123,000,000 of existing mortgages.

1999 K Street, Washington, DC

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1999 K Street for $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. This property is located in the Central Business District of Washington, DC. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition. Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity.

BNA Complex

On August 9, 2007, we acquired a three building complex from The Bureau of National Affairs, Inc. (“BNA”) for $111,000,000 in cash. The complex contains approximately 300,000 square feet and is located in Washington’s West End between Georgetown and the Central Business District. We plan to convert two of these buildings to rental apartments. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition.

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

Springfield Mall, Virginia

On January 31, 2006, we acquired an option to purchase the Springfield Mall for $35,600,000, of which we paid $14,000,000 in cash upon closing and $13,200,000 in installments through December 31, 2007. The remainder of $8,400,000 will be paid in installments over the next two years. The mall, located on 79 acres at the intersection of Interstate 95 and Franconia Road in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, and J.C. Penney and Target who own their stores aggregating 389,000 square feet. We intend to redevelop, reposition and re-tenant the mall. The option becomes exercisable upon the passing of one of the existing principals of the selling entity and may be deferred at our election through November 2012. Upon exercise of the option, we will pay $80,000,000 to acquire the mall, subject to the existing mortgage of $180,000,000, which will be amortized to $149,000,000 at maturity in 2013. Upon closing of the option on January 31, 2006, we acquired effective control of the mall, including management of the mall and right to the mall’s net cash flow. Accordingly, we consolidate the accounts of the mall into our consolidated financial statements pursuant to the provisions of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). We have a 2.5% minority partner in this transaction.

San Jose, California Ground-up Development

On March 29, 2006, a joint venture, in which we have a 45% equity interest and are a co-managing partner, acquired 55 acres of land in San Jose, California for $59,600,000. The purchase price was funded with $20,643,000 of cash contributed by the partners, of which our share was $9,289,000, and $38,957,000 drawn on a $117,000,000 acquisition/construction loan, the balance of which will be used to fund the development of 325,000 square feet of retail space and site work for Home Depot and Target who will construct their own stores. As of December 31, 2007, a total of $101,045,000 has been drawn under the loan. Upon completion of the development we have an option to acquire our partner’s 55% equity interest at a 7% unlevered yield. We account for our investment in this joint venture on the equity method.

1540 Broadway, New York City

On July 11, 2006, we acquired the retail, signage and parking components of 1540 Broadway for $260,000,000 in cash. This property is located in Times Square between 45th and 46th Street and contains 154,000 square feet of retail space. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Toys “R” Us Stores

On September 14, 2006, we entered into an agreement to purchase up to 43 previously closed Toys “R” Us stores for up to $190,000,000. On October 16, 2006, we completed the first phase of the agreement by acquiring 37 stores for $171,000,000 in cash. On May 31, 2007, we acquired another four stores for $12,242,000 in cash. These properties are primarily located in seven east coast states, Texas and California. All of these stores were part of the store closing program announced by Toys “R” Us (“Toys”) in January 2006. We consolidate the accounts of these properties into our consolidated financial statements from the date of acquisition. Our share of Toys’ net gain on the sale of these stores was recorded as an adjustment to the basis of our investment in Toys and was not recorded as income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

Bruckner Plaza, Bronx, New York

On January 11, 2007, we acquired the Bruckner Plaza shopping center, containing 386,000 square feet, for $165,000,000 in cash. Also included as part of the acquisition was an adjacent parcel which is ground leased to a third party. The property is located on Bruckner Boulevard in the Bronx, New York. We consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

Shopping Center Portfolio Acquisition

On June 26, 2007, we entered into an agreement to acquire a portfolio of 15 shopping centers aggregating approximately 1.9 million square feet for an aggregate purchase price of $351,000,000. The properties are located primarily in Northern New Jersey and Long Island, New York. We have completed the acquisition of nine of these properties for an aggregate purchase price of $250,478,000, consisting of $109,279,000 in cash, $49,599,000 in Vornado Realty L.P. Series G-1 through G-4 convertible preferred units, $12,460,000 of Vornado Realty L.P. Class A units (see note 16. Minority Interest for further details) and $79,140,000 of existing mortgage debt. We have determined not to complete the acquisition of the remaining six properties and have expensed $2,700,000 for costs of acquisitions not consummated on our consolidated statement of income for the year ended December 31, 2007.

Temperature Controlled Logistics:

Refrigerated Warehouses

On August 31, 2006, AmeriCold Realty Trust (“AmeriCold”) entered into an agreement with ConAgra Foods, Inc. (“ConAgra Foods”) to acquire four refrigerated warehouse facilities and the lease on a fifth facility which contains a purchase option. These five warehouses contain a total of 1.7 million square feet and 48.9 million cubic feet. During the fourth quarter of 2006, AmeriCold acquired two of these facilities and the leased facility. In 2007, AmeriCold acquired the remaining two facilities. The aggregate purchase price was approximately $190,000,000, consisting of $152,000,000 in cash to ConAgra Foods and $38,000,000 representing the capital lease obligation for the leased facility. We consolidate these properties into our consolidated financial statements from the date of acquisition.

Other:

Filene’s, Boston, Massachusetts

On January 26, 2007, a joint venture in which we have a 50% interest, acquired the Filene’s property located in the Downtown Crossing district of Boston, Massachusetts for approximately $100,000,000 in cash, of which our share was $50,000,000. The venture plans to redevelop the property to include approximately 1,400,000 square feet, consisting of office, retail and condominium apartments. We account for our investment in the joint venture on the equity method.

India Property Fund L.P.

On June 14, 2007, we committed to contribute $95,000,000 to the India Property Fund, L.P. (the “Fund”), established to acquire, manage and develop real estate in India. In addition, we sold our interest in another India real estate partnership to the Fund for $77,000,000 and deferred the $3,700,000 net gain on sale. On December 20, 2007, we increased our commitment to the Fund by $20,000,000. As of December 31, 2007, the Fund has equity commitments aggregating $227,500,000, of which our $115,000,000 commitment represents 50.6%. In January 2008, the Fund completed capital calls aggregating $50,400,000, of which our share was $25,500,000. Pursuant to the requirements of FIN 46R, we consolidate the accounts of the Fund into our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Acquisitions and Dispositions - continued

Dispositions:

400 North LaSalle

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

Crystal Mall Two

On August 9, 2007, we sold Crystal Mall Two, a 277,000 square foot office building located at 1801 South Bell Street in Crystal City for $103,600,000, which resulted in a net gain of $19,893,000. All of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031.

Arlington Plaza

On October 17, 2007, we sold Arlington Plaza, a 188,000 square foot office building located in Arlington, Virginia for $71,500,000, resulting in a net gain of $33,900,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Discontinued Operations

During the third quarter of 2007, we classified our Crystal Mall Two and Arlington Plaza properties as discontinued operations in accordance with the provisions of SFAS No. 144 and reported revenues and expenses related to the properties as discontinued operations and the related assets and liabilities as assets and liabilities related to discontinued operations for all periods presented in the accompanying consolidated financial statements.

Assets related to discontinued operations consist primarily of real estate, net of accumulated depreciation. The following table sets forth the balances of the assets related to discontinued operations as of December 31, 2007 and 2006:

(Amounts in thousands)	December 31,
	2007	2006
H Street – land subject to ground leases	$108,470	$23,696
Crystal Mall Two	—	55,580
Arlington Plaza	—	35,459
Vineland	—	908
	$108,470	$115,643

The following table sets forth the balances of the liabilities related to discontinued operations as of December 31, 2007 and 2006.

(Amounts in thousands)	December 31,
	2007	2006
H Street – land subject to ground leases	$—	$10,973

The combined results of operations of the assets related to discontinued operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

(Amounts in thousands)	December 31,
	2007	2006	2005
Total revenues	$1,871	$13,522	$30,221
Total expenses	8,136	9,696	20,815
Net (loss) income	(6,265)	3,826	9,406
Net gains on sale of real estate	64,981	33,769	31,614
Income from discontinued operations, net of minority interest	$58,716	$37,595	$41,020

See Note 3. Acquisition and Dispositions for details of net gains on sale of real estate related to discontinued operations in the years ended December 31, 2007, 2006 and 2005.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Derivative Instruments and Related Marketable Securities

Investment in McDonald’s Corporation (“McDonalds”) (NYSE: MCD)

In July 2005 we acquired 858,000 McDonalds’ common shares at a weighted average price of $29.54 per share. These shares were classified as “available-for-sale” marketable equity securities on our consolidated balance sheet and the fluctuations in the market value of these shares during the period of our ownership was recorded as “other comprehensive income” in the shareholders’ equity section of our consolidated balance sheet. During October 2007, we sold all of these shares at a weighted average price of $56.45 per share and recognized a net gain of $23,090,000, representing accumulated appreciation during the period of our ownership.

During the second half of 2005, we acquired an economic interest in an additional 14,565,500 McDonalds’ common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on McDonalds’ common shares. These call and put options had an initial weighted-average strike price of $32.66 per share, or an aggregate of $475,692,000 and provided for net cash settlement. Under these agreements, the strike price for each pair of options increased at an annual rate of LIBOR plus 45 basis points and was decreased for dividends received. The options provided us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate purchase price at an annual rate of LIBOR plus 45 basis points. Because these options were derivatives and did not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period were recognized as “investment income or loss” on our consolidated statements of income. In 2006, we sold 2,119,500 of these shares at a weighted average price of $35.49 per share, and acquired an additional 1,250,000 option shares at a weighted average price of $33.08 per share. As of December 31, 2006, there were 13,695,500 option shares in the derivative position with an adjusted weighted average strike price of $32.70 per share. During August, September and October 2007, we settled the 13,695,500 option shares and received an aggregate of $260,719,000 in cash. During the years ended December 31, 2007, 2006 and 2005, we recognized net gains of $108,821,000, $138,815,000 and $17,254,000, respectively, representing income from the mark-to-market of these shares during the period of our ownership through their settlement, net of related LIBOR charges.

The aggregate net gain from inception of our investments in McDonalds in 2005 through final settlement in October 2007 was $289,414,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Derivative Instruments and Related Marketable Securities - continued

Investment in Sears, Roebuck and Co. (“Sears”)

In August and September 2004, we acquired an economic interest in 7,916,900 Sears’ common shares through a series of privately negotiated transactions with a financial institution pursuant to which we purchased a call option and simultaneously sold a put option at the same strike price on Sears’ common shares. These call and put options had an initial weighted-average strike price of $39.82 per share, or an aggregate of $315,250,000. Under these agreements, the strike price for each pair of options increased at an annual rate of LIBOR plus 45 basis points and was decreased for dividends received. The options provided us with the same economic gain or loss as if we had purchased the underlying common shares and borrowed the aggregate strike price at an annual rate of LIBOR plus 45 basis points. Because these options were derivatives and did not qualify for hedge accounting treatment, the gains or losses resulting from the mark-to-market of the options at the end of each reporting period were recognized as “investment income or loss” on our consolidated statements of income.

On March 30, 2005, as a result of the merger between Sears and Kmart and pursuant to the terms of the contract, our derivative position representing 7,916,900 Sears common shares became a derivative position representing 2,491,819 common shares of Sears Holdings, Inc. (“Sears Holdings”) (Nasdaq: SHLD) valued at $323,936,000 based on the then closing share price of $130.00 and $146,663,000 of cash. As a result, we recognized a net gain of $58,443,000 based on the fair value of the derivative position on March 30, 2005. In 2005 we sold 402,660 of the option shares at a weighted average price of $124.44 per share. In 2006, we settled the remaining 2,089,159 option shares at a weighted average price of $125.43 per share. During the years ended December 31, 2006 and 2005, we recognized net gains of $18,611,000 and $41,482,000, respectively, representing income from the mark-to-market of these shares during the period of our ownership through their settlement, net of related LIBOR charges.

Our aggregate net gain realized from inception of this investment in 2004 through settlement was $142,877,000.

Investment in Sears Canada, Inc. (“Sears Canada”)

On April 3, 2006, we tendered the 7,500,000 Sears Canada shares we owned to Sears Holdings at the increased tender price of Cdn. $18.00 per share (the equivalent at that time of US $15.68 per share), which resulted in a net gain of $55,438,000, the difference between the tender price, and our carrying amount of $8.29 per share. Together with income recognized in the fourth quarter of 2005 that resulted from a Sears Canada special dividend, the aggregate net gain from inception in 2005 on our $143,737,000 investment was $78,323,000. If at any time on or before December 31, 2008 Sears Canada or any of its affiliates pays more than Cdn. $18.00 per share to acquire Sears Canada common shares from third parties, we will be entitled to receive the difference as additional consideration for the shares we sold.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Derivative Instruments and Related Marketable Securities - continued

GMH Communities L.P. Stock Purchase Warrants

In July 2004, we purchased for $1,000,000, warrants to acquire GMH Communities L.P. (“GMH”) common equity. The warrants entitled us to acquire (i) 6,666,667 GMH limited partnership units at an exercise price of $7.50 per unit and (ii) 5,496,724 GMH limited partnership units at an exercise price of $8.22 per unit. The warrants were accounted for as derivative instruments that did not qualify for hedge accounting treatment. Accordingly, the gains or losses resulting from the mark-to-market of the warrants at the end of each reporting period were recognized as “investment income or loss” on our consolidated statements of income.

On November 3, 2004, we exercised our first tranche of warrants to acquire 6,666,667 limited partnership units at a price of $7.50 per unit, or an aggregate of $50,000,000. On May 2, 2006, the date our remaining GMH warrants were to expire, we received 1,817,247 GMH Communities Trust (NYSE: GCT) (“GCT”) common shares through an automatic cashless exercise. The amount of the shares received was equal to the excess of GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006 and the $8.22 exercise price, divided by GCT’s average closing share price for the trailing 20-day period ending on May 1, 2006, then multiplied by 6,085,180 warrants.

For the year ended December 31, 2006, we recognized a net loss of $16,370,000, resulting from the difference between the value of the GCT common shares received on May 2, 2006 and GCT’s closing share price of $15.51 on December 31, 2005. For the year ended December 31, 2005, we recognized income of $14,079,000 from the mark-to-market of the warrants which were valued using a trinomial option pricing model based on GCT’s closing stock price on the NYSE of $15.51 and $14.10 per share on December 31, 2005 and 2004, respectively.

From inception of our investment in the warrants, including the first tranche of warrants exercised on November 3, 2004, we recognized an aggregate net gain of $51,399,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of December 31, 2007, we own 32.7% of Toys. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.7% share of Toys’ net income or loss on a one-quarter lag basis.

In 2006, Toys closed 87 Toys “R” Us stores in the United States as a result of its store-closing program. Toys incurred restructuring and other charges aggregating approximately $127,000,000 before tax, which includes $44,000,000 for the cost of liquidating the inventory. Our share of the $127,000,000 charge was $42,000,000, of which $27,300,000 had no income statement effect as a result of purchase accounting and the remaining portion relating to the cost of liquidating inventory of approximately $9,100,000 after-tax, was recognized as an expense as part of our equity in Toys’ net income in 2006.

Below is a summary of Toys’ latest available financial information:

Toys “R” Us Summarized Financial Information
(in thousands)
Balance Sheet:	As of November 3, 2007	As of February 3, 2007
Total Assets	$12,635,800	$11,790,000
Total Liabilities	11,645,400	10,637,000
Total Equity	990,400	1,153,000

Income Statement:	For the Twelve Months Ended November 3, 2007	For the Twelve Months Ended October 28, 2006
Total Revenue	$13,646,000	$12,205,000
Net Loss	(64,900)	(142,589)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

Alexander’s Inc. (NYSE: ALX) (“Alexander’s”)

We own 32.8% of the outstanding common shares of Alexander’s at December 31, 2007 and 2006. We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable. At December 31, 2007 the fair value of our investment in Alexander’s, based on Alexander’s December 31, 2007 closing share price of $353.25, was $584,300,000.

Management and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $227,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, we are entitled to a development fee of 6% of development costs, as defined, with minimum guaranteed payments of $750,000 per annum. During the years ended December 31, 2007, 2006 and 2005, we recognized $4,482,000, $725,000 and $6,242,000, respectively, of development fee income.

Leasing Agreements

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants. In the event third-party real estate brokers are used, our leasing fee increases by 1% and we are responsible for the fees to the third-parties. We are also entitled to a commission upon the sale of any of Alexander’s assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000, or 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more. The total of these amounts is payable to us in annual installments in an amount not to exceed $4,000,000 with annual interest on the unpaid balance at one-year LIBOR plus 1.0% (6.34% at December 31, 2007).

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises the cleaning, engineering and security services at Alexander’s 731 Lexington Avenue and Kings Plaza properties for an annual fee of the costs for such services plus 6%. During the years ended December 31, 2007, 2006 and 2005, we recognized $3,016,000, $2,828,000 and $4,047,000, respectively, of income under these agreements.

After-tax Net Gain on Sale of 731 Lexington Avenue Condominiums

The residential space at Alexander’s 731 Lexington Avenue property is comprised of 105 condominium units. At December 31, 2006, all of the condominium units had been sold and closed. During the year ended December 31, 2006, we recognized income of $4,580,000 for our share of Alexander’s after-tax net gain on sale of condominiums. During the year ended December 31, 2005, we recognized income of $30,895,000, comprised of (i) our $20,111,000 share of Alexander’s after-tax net gain, using the percentage of completion method, and (ii) $10,784,000 of income we had previously deferred.

Financing

On December 21, 2007, Alexander’s obtained a construction loan providing up to $350,000,000 to finance its Rego Park II development, consisting of a 600,000 square foot shopping center on four levels and a parking deck containing approximately 1,400 spaces. The loan has an interest rate of LIBOR plus 1.20% (6.13% at December 31, 2007) and a term of three years with a one-year extension option. The shopping center will be anchored by a 134,000 square foot Century 21 department store, a 138,000 square foot Home Depot and a 132,000 square foot Kohl’s.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

GMH Communities L.P. (“GMH”)

GMH is a self-advised, self-managed, specialty housing company that focuses on providing housing to college and university students residing off-campus and to members of the U.S. military and their families located on or near military bases throughout the United States.

At December 31, 2007, we own 7,337,857 GMH Communities L.P. (“GMH”) limited partnership units, which are exchangeable on a one-for-one basis into common shares of GMH Communities Trust (NYSE: GCT) (“GCT”), and 2,517,247 common shares of GCT, or 13.8% of the limited partnership interest of GMH. Our ownership interest was acquired primarily as a result of the exercise of stock purchase warrants during 2004 and 2006. See Note 5. Derivative Instruments and Related Marketable Securities for details of the warrants. We account for our investment in GMH on the equity method and record our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT files its financial statements.

On February 12, 2008, GCT announced that it has entered into two definitive agreements in connection with the sale of its military and student housing divisions for an aggregate sales price of approximately $9.61 per share/unit. In addition, GCT anticipates selling its remaining assets prior to the closing of the merger. The merger, which has been unanimously approved by GCT’s Board of Trustees, is subject to GCT shareholder approval and customary closing conditions.

As of December 31, 2007, the fair value of our investment in GMH and GCT based on GCT’s December 31, 2007 closing share price of $5.52, was $54,400,000, or $48,860,000 below the carrying amount of $10.48 per share/unit on our consolidated balance sheet. We have concluded that as of December 31, 2007, the decline in the value of our investment is not “other-than-temporary,” based on the aggregate value anticipated to be received as a result of the transactions described above, including the additional consideration from the sale of GCT’s remaining assets.

The Lexington Master Limited Partnership, formerly The Newkirk Master Limited Partnership

On December 31, 2006, Newkirk Realty Trust (NYSE: NKT) was acquired in a merger by Lexington Corporate Properties Trust (“Lexington”) (NYSE: LXP), a real estate investment trust that invests in, owns and manages commercial properties net leased to major corporations throughout the United States. We owned 10,186,991 Newkirk MLP limited partnership units (representing a 15.8% ownership interest), which was also acquired by Lexington as a subsidiary and was renamed Lexington MLP. The units in Newkirk MLP, which we accounted for on the equity method, were converted on a 0.80 for 1 basis into limited partnership units of Lexington MLP, which we also account for on the equity method. In addition, effective as of the effective time of the merger, Newkirk terminated its advisory agreement with NKT Advisors, in which we had a 20.0% interest, for an aggregate payment of $12,500,000, of which our share was $2,300,000. On December 31, 2006, we recognized a net gain of $10,362,000, as a result of the merger transactions.

At December 31, 2007, we own 8,149,593 limited partnership units of Lexington MLP, which are exchangeable on a one-for-one basis into common shares of Lexington, or a 7.5% limited partnership interest. We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

At December 31, 2007, the fair value of our investment in Lexington MLP based on Lexington’s December 31, 2007 closing share price of $14.54, was $118,495,000, or $39,836,000 below the carrying amount on our consolidated balance sheet. We have concluded that as of December 31, 2007, the decline in the value of our investment is not “other-than-temporary.”

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

Our investments in partially owned entities as of December 31, 2007 and 2006 and income recognized from such investments for the years ended December 31, 2007, 2006 and 2005 are as follows:

Balance Sheet Data:

(Amounts in thousands)	Percentage Ownership
	as of	As of December 31,
	December 31, 2007	2007	2006
Investments:
Toys	32.7%	$298,089	$317,145

Partially owned office buildings (1)	(1)	$161,411	$150,954
Lexington MLP, formerly Newkirk MLP	7.5%	160,868	184,961
India real estate ventures	4%-50%	123,997	93,716
Alexander’s	32.8%	122,797	82,114
GMH	13.8%	103,260	103,302
Beverly Connection	50%	91,302	82,101
H Street non-consolidated subsidiaries -100% owned and consolidated as of April 30, 2007	N/A	—	207,353
Other equity method investments (2)	(2)	455,707	231,168
		$1,219,342	$1,135,669

____________________________

(1)

Includes interests in 330 Madison Avenue (25%), 825 Seventh Avenue (50%), Fairfax Square (20%), Kaempfer equity interests in three office buildings (2.5% to 5.0%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

(2)	Includes interests in Monmouth Mall and redevelopment ventures including Boston Filene’s, Harlem Park and Farley Building.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued
Income Statement Data:	For the Years Ended December 31,
(Amounts in thousands)	2007	2006	2005
Toys:
32.7% in 2007 and 32.9% in 2006 and 2005 of equity in net loss	$(20,957)	$(56,218)	$(46,789)
Interest and other income	6,620	8,698	6,293
	$(14,337)	$(47,520)	$(40,496)
Alexander’s:
32.8% share in 2007 and 2006 and 33.0% in 2005 of:
Equity in net income before stock appreciation rights compensation expense and net gain on sale of condominiums	$22,624	$19,120	$15,668
Stock appreciation rights compensation income (expense)	14,280	(49,043)	(9,104)
Net gain on sale of condominiums	420	4,580	30,895
Equity in net income (loss)	37,324	(25,343)	37,459
Management and leasing fee income	8,783	10,088	9,199
Development and guarantee fees	4,482	725	6,242
Interest income	—	—	6,122
	$50,589	$(14,530)	$59,022

Beverly Connection:
50% share of equity in net loss	$(7,031)	$(8,567)	$(4,790)
Interest and other income	12,141	10,837	8,303
	5,110	2,270	3,513

GMH:
13.8% share in 2007 and 13.5% in 2006 and 2005 of equity in net income (loss)	6,463	(1,013)	1,528

H Street non-consolidated entities:
50% share of equity in net income	5,923 (1)	11,074 (2)	—

Lexington MLP, formerly Newkirk MLP:
7.5% share in 2007 and 15.8% in 2006 and 2005 of equity in net income	2,211	34,459 (3)	19,350 (4)

Other	13,697	14,987	11,774
	$33,404	$61,777	$36,165

_________________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

Notes to preceding tabular information (in thousands):

(1)

Represents our 50% share of equity in net income from January 1, 2007 through April 29, 2007. On April 30, 2007, we acquired the remaining 50% interest of these entities and began to consolidate the accounts into our consolidated financial statements and no longer account for this investment under the equity method. For further details see Note 3. Acquisitions and Dispositions.

(2)

Prior to the quarter ended June 30, 2006, two 50% owned entities that were contesting our acquisition of H Street impeded our access to their financial information and accordingly, we were unable to record our pro rata share of their earnings. 2006 includes $3,890 for our 50% share of their earnings for the period from July 20, 2005 (date of acquisition) to December 31, 2005.

(3)

The year ended December 31, 2006 includes (i) a $10,362 net gain recognized as a result of the acquisition of Newkirk by Lexington and (ii) $10,842 for our share of Newkirk MLP’s net gains on sale of real estate.

(4)

The year ended December 31, 2005 includes (i) $16,053 for our share of net gains on disposition of T-2 assets, (ii) $8,470 for our share of expense from payment of Newkirk MLP’s promoted obligation to its partner, (iii) $4,236 for our share of net gains on sale of real estate, partially offset by, (iv) $9,455 for our share of losses on the early extinguishment of debt and write-off of related deferred financing costs and (v) $6,602 for our share of impairment losses.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of December 31, 2007 and 2006, none of which is recourse to us.

	100% of Partially Owned Entities Debt
(Amounts in thousands)	December 31, 2007	December 31, 2006
Toys (32.7% interest):
$1.3 billion senior credit facility, due 2010, LIBOR plus 3.00% (8.23% at December 31, 2007)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00%-3.75% (weighted average rate of 6.59% at December 31, 2007)	489,000	836,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (9.55% at December 31, 2007)	797,000	800,000
Mortgage loan, due 2010, LIBOR plus 1.30% (6.33% at December 31, 2007)	800,000	800,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	741,000	676,000
7.625% bonds, due 2011 (Face value – $500,000)	481,000	477,000
7.875% senior notes, due 2013 (Face value – $400,000)	373,000	369,000
7.375% senior notes, due 2018 (Face value – $400,000)	331,000	328,000
$181 million unsecured loan facility, due 2012, LIBOR plus 5.00% (10.24% at December 31, 2007)	180,000	—
Toys “R” Us - Japan short-term borrowings, due in 2008, (weighted average rate of 0.96% at December 31, 2007)	243,000	285,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	193,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50%-2.00% (weighted average rate of 6.51% at December 31, 2007)	28,000	190,000
4.51% Spanish real estate facility, due 2012	193,000	171,000
Toys “R” Us - Japan bank loans, due 2008-2014, 1.20%-2.80%	161,000	156,000
6.84% Junior U.K. real estate facility, due 2013	132,000	118,000
4.51% French real estate facility, due 2012	93,000	83,000
Note at an effective cost of 2.23% due in semi-annual installments through 2008	19,000	50,000
$200 million asset sale facility	—	44,000
Other	41,000	39,000
	6,423,000	6,915,000
Alexander’s (32.8% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty)	383,670	393,233
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	203,456	207,130
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	79,285	80,135
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (6.13% at December 31, 2007)	55,786	—
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,110,197	1,068,498
Lexington MLP (formerly Newkirk MLP) (7.5% interest in 2007 and 7.4% interest in 2006): Portion of first mortgages collateralized by the partnership’s real estate, due from 2008 to 2024, with a weighted average interest rate of 5.92% at December 31, 2007 (various prepayment terms)	3,320,261	2,101,104

GMH (13.8% interest in 2007 and 13.5% interest in 2006): Mortgage notes payable, collateralized by 6 properties, due from 2008 to 2024, with a weighted average interest rate of 5.44% (various prepayment terms)	995,818	957,788

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

(Amounts in thousands)	100% of Partially Owned Entities Debt
Partially owned office buildings:	December 31, 2007	December 31, 2006
Kaempfer Properties (2.5% to 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 6.82% at December 31, 2007 (various prepayment terms)	$144,340	$145,640
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	64,035	65,178
330 Madison Avenue (25% interest) mortgage note payable, due in May 2008, with interest at 6.52% (prepayable with yield maintenance)	60,000	60,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	21,808	22,159
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2009, LIBOR plus 1.0% (6.28% at December 31, 2007)	56,680	57,396
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000

Verde Realty Master Limited Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2008 to 2037, with a weighted average interest rate of 6.17% at December 31, 2007 (various prepayment terms)	487,122	311,133

Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000

Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2007 to 2015, with a weighted average interest rate of 5.73% at December 31, 2007 (various prepayment terms)	225,704	201,556

San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option, LIBOR plus 1.75% (6.63% at December 31, 2007)	101,045	50,659

Beverly Connection (50% interest) mortgage and mezzanine loans payable, due in March 2008 and July 2008, with a weighted average interest rate of 9.83%, $70,000 of which is due to Vornado (prepayable with yield maintenance)	170,000	170,000

TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2022, with a weighted average interest rate of 12.6% at December 31, 2007 (various prepayment terms)	136,431	45,601

478-486 Broadway (50% interest) mortgage note payable, 100% owned and consolidated as of September 25, 2007	—	20,000

Wells/Kinzie Garage (50% interest) mortgage note payable, due in June 2009, with interest at 7.03%	14,422	14,756

Orleans Hubbard Garage (50% interest) mortgage note payable, due in April 2009, with interest at 7.03%	9,045	9,257

Other	282,320	375,240

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,289,873,000 and $3,323,007,000 as of December 31, 2007 and 2006, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of December 31, 2007 and 2006.

(Amounts in thousands)		Interest Rate as of	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	December 31, 2007	December 31, 2007	December 31, 2006
Tharaldson Lodging Companies (1)	04/11	8.9%	$76,219	$75,926
Riley HoldCo Corp. (2)	02/15	10.0%	74,268	74,156
280 Park Avenue (3)	06/16	10.25%	73,750	73,750
Equinox (4)	02/13	14.0%	73,162	63,507
MPH, net of a $57,000 valuation allowance (5)	—	—	9,000	—
Fortress (6)	—	—	—	99,500
Other	11/08-08/15	4.75%-15.0%	185,940	174,325
			$492,339	$561,164

_____________________

(1)

On June 16, 2006, we acquired an 81.5% interest in a $95,968 mezzanine loan to Tharaldson Lodging Companies for $78,166 in cash. The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn and Courtyard by Marriott. The loan is subordinate to $671,778 of debt and is senior to approximately $192,000 of other debt and equity. The loan matures in April 2008, with three one-year extensions, provides for a 0.75% placement fee and bears interest at LIBOR plus 4.30% (8.9% at December 31, 2007).

(2)

In 2005, we made a $135,000 loan to Riley HoldCo Corp., consisting of a $60,000 mezzanine loan and a $75,000 fixed rate unsecured loan. During 2006, we were repaid the $60,000 balance of the mezzanine loan with a pre-payment premium of $972, which was recognized as “interest and other investment income” for the year ended December 31, 2006.

(3)

On June 30, 2006, we made a $73,750 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Streets in Manhattan. The loan bears interest at 10.25% and matures in June 2016. The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000 of equity and interest reserves.

(4)

On February 10, 2006, we acquired a 50% interest in a $115,000 note issued by Related Equinox Holdings II, LLC (the “Note”), for $57,500 in cash. The Note is secured by a pledge of the stock of Related Equinox Holdings II. Related Equinox Holdings II owns Equinox Holdings Inc., which in turn owns all of the assets and obligations, including the fitness clubs, operated under the Equinox brand. The Note is junior to a $50,000 (undrawn) revolving loan and $280,000 of senior unsecured obligations. The Note is senior to $125,000 of cash equity contributed by third parties for their acquisition of the Equinox fitness club business. The Note matures on February 15, 2013 and bears interest at 14% through February 15, 2011, increasing by 3% per annum through maturity. The Note is prepayable at any time after February 15, 2009.

(5)

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700, for $66,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. We have reduced the net carrying amount of the loans to $9,000, by recognizing a $57,000 non-cash charge which is included as a reduction of “interest and other investment income” on our consolidated statement of income for the year ended December 31, 2007.

(6)

On August 2, 2006, we purchased bonds for $99,500 in cash, representing a 7% interest in two margin loans aggregating $1.430 billion. The loans were made to two separate funds managed by Fortress Investment Group LLC and were secured by $4.4 billion of publicly traded equity securities. The loans, which were scheduled to mature in June 2007, were automatically extended to December 2007 and bore interest at LIBOR plus 3.50%. On March 30, 2007, July 10, 2007 and October 2, 2007, we were repaid $35,348, $13,221 and $13,290, respectively. The remaining balance of $37,641 was repaid to us on December 31, 2007.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	Identified Intangible Assets and Goodwill

The following summarizes our identified intangible assets (primarily acquired above-market leases), intangible liabilities (primarily acquired below-market leases) and goodwill as of December 31, 2007 and December 31, 2006.

(Amounts in thousands)	December 31, 2007	December 31, 2006

Identified intangible assets (included in other assets):
Gross amount	$770,855	$393,524
Accumulated amortization	(169,623)	(89,915)
Net	$601,232	$303,609
Goodwill (included in other assets):
Gross amount	$7,281	$7,281
Identified intangible liabilities (included in deferred credit):
Gross amount	$977,574	$359,407
Accumulated amortization	(163,473)	(62,571)
Net	$814,101	$296,836

Amortization of acquired below market leases net of acquired above market leases resulted in an increase to rental income of $83,250,000 for the year ended December 31, 2007, and $23,420,000 for the year ended December 31, 2006. The estimated annual amortization of acquired below market leases net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$88,983
2009	76,449
2010	69,286
2011	66,082
2012	50,275

The estimated annual amortization of identified intangible assets (a component of depreciation and amortization expense) including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$65,218
2009	63,852
2010	61,870
2011	59,798
2012	54,713

We are a tenant under ground leases for certain properties acquired during 2006 and 2007. Amortization of these acquired below market leases resulted in an increase to rent expense of $1,565,000 for the year ended December 31, 2007 and $320,000 for the year ended December 31, 2006. The estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2008	$1,577
2009	1,577
2010	1,577
2011	1,577
2012	1,577

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt

The following is a summary of our debt:

(Amounts in thousands)		Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	December 31, 2007	December 31, 2007	December 31, 2006
Fixed Interest:
Office:
NYC Office:
1290 Avenue of the Americas	01/13	5.97%	$454,166	$—
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway (1)	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	292,000	296,428
909 Third Avenue	04/15	5.64%	217,266	220,314
Eleven Penn Plaza	12/14	5.20%	210,338	213,651
866 UN Plaza (2)	05/07	8.39%	—	45,467
Washington DC Office:
Skyline Place (3)	02/17	5.74%	678,000	155,358
Warner Building (4)	05/16	6.26%	292,700	292,700
Crystal Gateway 1-4 and Crystal Square 5	10/10-08/13	6.75%-7.09%	203,679	207,389
Crystal Park 1-5 (5)	08/07-08/13	6.66%-7.08%	150,084	201,012
Crystal Square 2, 3 and 4	10/10-11/14	6.82%-7.08%	133,471	136,317
Bowen Building (6)	06/16	6.14%	115,022	115,022
H Street	06/14-06/29	5.09%	108,952	—
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th	08/10	6.74%	89,514	91,232
Courthouse Plaza One and Two (7)	01/08	7.05%	—	74,413
Crystal Gateway N. and Arlington Plaza (8)	11/07	6.77%	—	52,605
1750 Pennsylvania Avenue	06/12	7.26%	47,204	47,803
Crystal Malls 1-4	12/11	6.91%	35,558	42,675

Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	455,907	463,135
Springfield Mall (including present value of purchase option)	04/13	5.45%	256,796	262,391
Green Acres Mall (9)	02/08	6.75%	137,331	140,391
Montehiedra Town Center (10)	06/16	6.04%	120,000	120,000
Broadway Mall	06/13	6.42%	97,050	99,154
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	62,130	63,403
Other	05/09-11/34	4.00%-7.57%	165,299	50,450

Merchandise Mart:
Merchandise Mart (11)	12/16	5.57%	550,000	550,000
High Point Complex (12)	08/16	6.34%	221,258	220,000
Boston Design Center	09/15	5.02%	71,750	72,000
Washington Design Center	11/11	6.95%	45,679	46,328

Temperature Controlled Logistics:
Cross collateralized mortgages payable on 50 properties (13)	02/11-12/16	5.45%	1,055,745	1,055,712

Other:
555 California Street	05/10-08/11	5.97%	719,568	—
Industrial Warehouses (14)	10/11	6.95%	25,656	47,179
Total Fixed Interest Notes and Mortgages Payable		5.93%	8,286,677	6,657,083

___________________

See notes beginning on page 168.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

(Amounts in thousands)			Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity	Spread over LIBOR	December 31, 2007	December 31, 2007	December 31, 2006
Variable Interest:
Office:
NYC Office:
Manhattan Mall	02/09	L+55	5.20%	$232,000	$—
866 UN Plaza (2)	05/09	L+40	5.46%	44,978	—
Washington, DC Office:
Courthouse Plaza One and Two (7)	01/15	L+75	5.68%	74,200	—
Commerce Executive III, IV and V (15)	07/08	L+55	5.90%	50,223	50,523
1999 K Street (16)				—	19,422

Other:
220 Central Park South (17)	11/08	L+235 – L+245	7.10%	128,998	122,990
India Property Fund L.P. $82.5 million secured revolving credit facility	03/08	L+80	6.05%	82,500	—
Other	07/08-02/10	Various	6.75%	94,627	36,866
Total Variable Interest Notes and Mortgages Payable			6.06%	707,526	229,801
Total Notes and Mortgages Payable			5.94%	$8,994,203	$6,886,884

Convertible Senior Debentures:
Due 2027 (18)	04/12 (22)		2.85%	$1,376,278	$—
Due 2026 (19)	11/11 (22)		3.63%	984,134	980,083
Total Convertible Senior Debentures			3.17%	$2,360,412	$980,083

Senior Unsecured Notes:
Senior unsecured notes due 2007 at fair value (20)	N/A	N/A	N/A	$—	$498,562
Senior unsecured notes due 2009	08/09		4.50%	249,365	248,984
Senior unsecured notes due 2010	12/10		4.75%	199,436	199,246
Senior unsecured notes due 2011 (21)	02/11		5.60%	249,855	249,808
Total Senior Unsecured Notes			4.96%	$698,656	$1,196,600

Exchangeable Senior Debentures due 2025	04/12 (22)		3.88%	$492,857	$491,231

Unsecured Revolving Credit Facilities:
$1.595 billion unsecured revolving credit facility (23)	09/10	L+55	5.43%	$300,000	$—
$1.000 billion unsecured revolving credit facility ($49,788 reserved for outstanding letters of credit) (24)	06/10		5.70%	105,656	—
$30 million Americold secured revolving credit facility ($19,086 reserved for outstanding letters of credit)	10/08	L+175	7.25%	28	—
Total Unsecured Revolving Credit Facilities			5.50%	$405,684	$—

________________

See notes beginning on the following page.

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

(3)

On August 1, 2006, we repaid the $31,980 balance of the One and Two Skyline Place mortgages. On January 26, 2007, we completed a $678,000 financing of our Skyline Complex in Fairfax, Virginia, consisting of eight office buildings containing 2,560,000 square feet. This loan bears interest-only at 5.74% and matures in February 2017. We retained net proceeds of approximately $515,000 after repaying existing loans and closing costs, including $6,000 of defeasance costs which is included in “interest and debt expense” in the year ended December 31, 2007.

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

(5)	On March 30, 2007, we repaid the $47,011 balance of Crystal Park 2 mortgage loan and on April 3, 2006, we repaid the $43,496 balance of the Crystal Park 5 mortgage loan.

(6)

On May 23, 2006, we completed a $115,000 refinancing of the Bowen Building. This interest-only loan bears interest at 6.14% and matures in June 2016. We retained net proceeds of $51,600 after repaying the existing floating rate loan and closing costs.

(7)

On December 21, 2007, we completed a $74,200 refinancing of Courthouse Plaza One and Two. These interest-only loans bear interest at LIBOR plus .75% (5.68% at December 31, 2007) and mature in January 2015.

(8)	On October 11, 2007, we repaid the $51,678 balance of the Crystal Gateway N. and Arlington Plaza mortgage loan.

(9)

On February 11, 2008, we completed a $335,000 refinancing of our Green Acres regional mall. This interest-only loan has a rate of LIBOR plus 1.40% and matures in February 2011, with two one-year extension options. After repaying the existing loan and closing costs, we retained net proceeds of $193,000.

(10)

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

(11)

On November 22, 2006, we completed a $550,000 interest only secured financing of the Merchandise Mart, which bears interest at a rate of 5.57% and matures in December 2016. We retained net proceeds of approximately $548,000.

(12)

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

(13)

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

(14)

On July 3, 2007, we repaid $21,030 of the $46,837 outstanding balance of the mortgage loan which was secured by the Garfield, Edison and East Brunswick industrial warehouses. We incurred $1,701 for prepayment penalties and defeasance costs which is included in “interest and debt expense” in the year ended December 31, 2007.

(15)	On July 29, 2006, we exercised the second of three one-year extension options of our Commerce Executive III, IV, and V mortgage loan.

(16)	On March 1, 2007, we repaid the $19,394 balance of the 1999 K Street mortgage loan.

(17)

On November 7, 2006, we completed a $130,000 refinancing of our 220 Central Park South property. The loan has two tranches, the first tranche of $95,000 bears interest at LIBOR (capped at 5.50%) plus 2.35% (7.07% as of December 31, 2007) and the second tranche can be drawn up to $35,000 and bears interest at LIBOR (capped at 5.50%) plus 2.45% (7.17% as of December 31, 2007). As of December 31, 2007 approximately $33,998 has been drawn on the second tranche.

(18)

On March 21, 2007, Vornado Realty Trust sold $1.4 billion aggregate principal amount of 2.85% convertible senior debentures due 2027, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $1.37 billion. The debentures are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2012, 2017, and 2022 and in certain other limited circumstances. The debentures are convertible, under certain circumstances, for cash and Vornado common shares at an initial conversion rate of 6.1553 common shares per one-thousand dollars of principal amount of debentures. The initial conversion price of $162.46 represented a premium of 30% over the March 21, 2007 closing price for our common shares. The principal amount of debentures will be settled for cash and the amount in excess of the principal defined as the conversion value will be settled in cash or, at our election, Vornado common shares. The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership fully and unconditionally guaranteed the payment of the debentures. There are no restrictions which limit the Operating Partnership from making distributions to Vornado and Vornado has no independent assets or operations outside of the Operating Partnership.

We are amortizing the underwriters’ discount on a straight-line basis (which approximates the effective interest method) over the period from the date of issuance to the date of earliest redemption of April 1, 2012. Because the conversion option associated with the debentures, when analyzed as a freestanding instrument, meets the criteria to be classified as equity specified by paragraphs 12 to 32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock,” separate accounting for the conversion option under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” is not appropriate.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

Notes to preceding tabular information ($ in thousands):

(19)

On November 20, 2006, we sold $1,000,000 aggregate principal amount of 3.625% convertible senior debentures due 2026, pursuant to an effective registration statement. The aggregate net proceeds from this offering, after underwriters’ discounts and expenses, were approximately $980,000. The debentures are convertible, under certain circumstances, for Vornado common shares at a current conversion rate of 6.5168 common shares per $1 of principal amount of debentures. The initial conversion price of $153.45 represented a premium of 30% over the November 14, 2006 closing price for our common shares. The debentures are redeemable at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures in 2011, 2016, and 2021 and in the event of a change in control. The net proceeds of the offering were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership fully and unconditionally guaranteed the payment of the debentures. There are no restrictions which limit the Operating Partnership from making distributions to Vornado and Vornado has no independent assets or operations outside of the Operating Partnership.

We are amortizing the underwriters’ discount on a straight-line basis (which approximates the effective interest method) over the period from the date of issuance to the date of earliest redemption of December 1, 2011. Because the conversion option associated with the debentures, when analyzed as a freestanding instrument, meets the criteria to be classified as equity specified by paragraphs 12 to 32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock,” separate accounting for the conversion option under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” is not appropriate.

(20)	On May 11, 2007, we redeemed our $500,000 5.625% senior unsecured notes at the face amount plus accrued interest.

(21)

On February 16, 2006, we completed a public offering of $250,000 aggregate principal amount of 5.6% senior unsecured noted due February 15, 2011. Interest on the notes is payable semi-annually on February 15 and August 15, commencing August 16, 2006. The notes were priced at 99.906% of their face amount to yield 5.622%.

(22)	Represents the earliest date the holders can require us to repurchase the debentures.

(23)

On September 28, 2007, the Operating Partnership entered into a new $1.510 billion unsecured revolving credit facility, which was increased by $85,000 on October 12, 2007 and can be increased to up to $2.0 billion during the initial term. The new facility has a three-year term with two one-year extension options, bears interest at LIBOR plus 55 basis points (5.43% at December 31, 2007), based on our current credit ratings and requires the payment of an annual facility fee of 15 basis points. Together with the existing $1.0 billion credit facility, we have an aggregate of $2.595 billion of unsecured revolving credit. Vornado is the guarantor of the Operating Partnership’s obligations under both revolving credit agreements.

(24)

On June 28, 2006, the Operating Partnership entered into a $1,000,000 unsecured revolving credit facility, which replaced its previous $600,000 unsecured revolving credit facility that was due to mature in July 2006. This facility has a four-year term, with a one-year extension option and generally bears interest at LIBOR plus 0.55% (5.70% as of December 31, 2007) and requires the payment of an annual facility fee of 15 basis points.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	Debt - continued

Our revolving credit facility and senior unsecured notes contain financial covenants which require us to maintain minimum interest coverage ratios and limit our debt to market capitalization ratios. We believe that we have complied with all of our financial covenants as of December 31, 2007.

On May 9, 2006, we executed supplemental indentures with respect to our senior unsecured notes due 2007, 2009 and 2010 (collectively, the “Notes”), pursuant to our consent solicitation statement dated April 18, 2006, as amended. Holders of approximately 96.7% of the aggregate principal amount of the Notes consented to the solicitation. The supplemental indentures contain modifications of certain covenants and related defined terms governing the terms of the Notes to make them consistent with corresponding provisions of the covenants and defined terms included in the senior unsecured notes due 2011 issued on February 16, 2006. The supplemental indentures also include a new covenant that provides for an increase in the interest rate of the Notes upon certain decreases in the ratings assigned by rating agencies to the Notes. In connection with the consent solicitation we paid an aggregate fee of $2,241,000 to the consenting note holders, which will be amortized into expense over the remaining term of the Notes. In addition, we incurred advisory and professional fees aggregating $1,415,000, which were expensed in 2006.

The net carrying amount of properties collateralizing the notes and mortgages payable amounted to $10.920 billion at December 31, 2007. As at December 31, 2007, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Amount
2008	$526,768
2009	478,269
2010	778,320
2011	1,071,195
2012	609,546
Thereafter	5,473,734

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Shareholders’ Equity

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

Preferred Shares

The following table sets forth the details of our preferred shares of beneficial interest as of December 31, 2007 and 2006.

(Amounts in thousands, except share and per share amounts)	December 31,
	2007	2006
6.5% Series A: liquidation preference $50.00 per share; authorized 5,750,000 shares; issued and outstanding 80,362 and 151,635 shares	$4,050	$7,615
7.0% Series D-10: liquidation preference $25.00 per share; authorized 4,800,000 shares; issued and outstanding 1,600,000 shares	39,982	39,982
7.0% Series E: liquidation preference $25.00 per share; authorized 3,540,000 shares; issued and outstanding 3,000,000 shares	72,248	72,248
6.75% Series F: liquidation preference $25.00 per share; authorized 6,000,000 shares; issued and outstanding 6,000,000 shares	144,720	144,720
6.625% Series G: liquidation preference $25.00 per share; authorized 9,200,000 shares; issued and outstanding 8,000,000 shares	193,135	193,135
6.75% Series H: liquidation preference $25.00 per share; authorized 4,600,000 shares; issued and outstanding 4,500,000 shares	108,559	108,559
6.625% Series I: liquidation preference $25.00 per share; authorized 12,050,000 shares; issued and outstanding 10,800,000 shares	262,401	262,401
	$825,095	$828,660

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income amounted to $29,772,000 and $92,963,000 as of December 31, 2007 and 2006, respectively, and primarily consists of accumulated unrealized income from the mark-to-market of marketable equity securities classified as available-for-sale.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights and performance shares to certain of our employees and officers. We have approximately 5,465,093 shares available for future grant under the Plan at December 31, 2007.

In March 2006, our Board of Trustees (the “Board”) approved an amendment to our Plan to permit the Compensation Committee of the Board (the “Compensation Committee”) to grant awards in the form of limited partnership units (“OP Units”) of the Operating Partnership. OP Units can be granted either as free-standing awards or in tandem with other awards under the Plan. OP Units may be converted into the Operating Partnership’s Class A common units and, consequently, become convertible by the holder on a one-for-one basis for our common shares or the cash value of such shares at our election.

We account for stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment (“SFAS No. 123R”). We adopted SFAS No. 123R, using the modified prospective application, on January 1, 2006. Stock based compensation expense for the year ended December 31, 2007 and 2006 consists of stock option awards, restricted common share and Operating Partnership unit awards and out-performance plan awards. Stock-based compensation expense for the year ended December 31, 2005 consist of stock option awards and restricted common share awards.

Out-Performance Plan

In March 2006, the Board approved the terms of the Vornado Realty Trust 2006 Out-Performance Plan (the “Out-Performance Plan”), a long-term “pay-for-performance” incentive compensation program. The purpose of the Out-Performance Plan was to further align the interests of our shareholders and management by encouraging our senior officers and employees to create shareholder value. On April 25, 2006, our Compensation Committee approved Out-Performance Plan awards to a total of 54 employees and officers of the Company, which aggregated 91% of the total Out-Performance Plan. The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $46,141,000 and is being amortized into expense over the five-year vesting period beginning on the date of grant, using a graded vesting attribution model.

Under the Out-Performance Plan, award recipients share in a performance pool when our total return to shareholders exceeds a cumulative 30% (for a period of 30 consecutive days), including both share appreciation and dividends paid, from a price per share of $89.17 (the average closing price per common share for the 30 trading days prior to March 15, 2006). The size of the pool is 10% of the amount in excess of the 30% benchmark, subject to a maximum cap of $100,000,000. Each award was designated as a specified percentage of the $100,000,000 maximum cap. Awards were issued in the form of a new class of Operating Partnership units (“OPP Units”) and are subject to achieving the performance threshold, time vesting and other conditions. OPP Units are convertible by the holder into an equivalent number of the Operating Partnership’s Class A units, which are redeemable by the holder for Vornado common shares on a one-for-one basis or the cash value of such shares, at our election. All awards earned vest 33.3% on each of March 15, 2009, 2010 and 2011 subject to continued employment. Once a performance pool has been established, each OPP Unit will receive a distribution equal to the distribution paid on a Class A unit, including an amount payable in OPP Units representing distributions paid on a Class A unit during the performance period. As of January 12, 2007, the maximum performance threshold under the Out-Performance Plan was achieved, concluding the performance period.

For the years ended December 31, 2007 and 2006, we recognized $12,734,000 and $8,293,000, respectively, of compensation expense for these awards. The remaining unrecognized compensation expense of $27,969,000 will be recognized over a weighted-average period of 1.9 years. Distributions paid on unvested OPP Units are charged to “minority interest expense” on our consolidated statements of income and amounted to $2,694,000 in 2007 and $0 in 2006.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to 100% of the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest pro-rata over three to five years and expire 10 years from the date of grant.

For stock option awards granted prior to 2003, we used the intrinsic value method of accounting. Under this method, we did not recognize compensation expense as the option exercise price was equivalent to the market price of Vornado’s common shares on the date of each grant. Because stock option awards granted prior to 2003 vested over a three-year term, the resulting compensation cost based on the fair value of the awards on the date of grant, on a pro forma basis, would have been expensed during 2003, 2004 and 2005. Accordingly, our net income applicable to common shares would remain the same on a pro forma basis for the years ended December 31, 2007 and 2006, and would have been reduced by $337,000 for the year ended December 31, 2005, or $0.01 per basic income per share and no change in diluted income per share.

We recognized compensation expense for the fair value of options granted on a straight-line basis over the vesting period. For the years ended December 31, 2007, 2006, and 2005, we recognized $4,549,000, $1,705,000 and $1,042,000, respectively, of compensation expense related to the options granted during 2007-2005.

Below is a summary of our stock option activity under the Plan for the year ended December 31, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	10,555,295	$41.84
Granted	1,152,844	115.10
Exercised	(1,871,603)	44.83
Cancelled	(111,225)	88.55
Outstanding at December 31, 2007	9,725,311	$49.41	3.8	$401,722,000
Options vested and expected to vest at December 31, 2007	9,715,774	$49.35	3.8	$401,722,000
Options exercisable at December 31, 2007	7,593,294	$35.68	2.5	$390,939,000

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2007 and 2006. There were no stock option grants during 2004.

	December 31
	2007	2006	2005
Expected volatility	17%	17%	17%
Expected life	5 years	5 years	5 years
Risk-free interest rate	4.5%	4.4%	3.5%
Expected dividend yield	5.0%	5.0%	6.0%

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $12.55, $10.23 and $5.40, respectively. Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 was $34,648,000, $75,665,000 and $45,447,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $99,656,000, $244,694,000 and $41,309,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Stock-based Compensation - continued

Restricted Common Shares

Restricted share awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over five years. We recognized $4,079,000, $3,820,000 and $3,559,000 of compensation expense in 2007, 2006 and 2005, respectively, for the portion of these awards that vested during each year. As of December 31, 2007, there was $6,529,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years. Dividends paid on unvested shares are charged directly to retained earnings and amounted to $533,000, $841,900 and $1,038,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $8,907,000, $6,170,000 and $4,623,000, respectively.

Below is a summary of restricted share activity under the Plan for the year ended December 31, 2007.

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	211,605	$57.83
Granted	23,669	119.86
Vested	(73,250)	50.32
Forfeited	(2,636)	83.72
Non-vested at December 31, 2007	159,388	70.07

Restricted Operating Partnership Units (“OP Units”)

Restricted OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over five years and are subject to a taxable book-up event, as defined. The fair value of these awards on the date of grant, as adjusted for estimated forfeitures, was approximately $10,696,000 and $3,480,000 for the awards granted in 2007 and 2006, respectively, and is amortized into expense over the five-year vesting period using a graded vesting attribution model. For the year ended December 31, 2007 and 2006, we recognized $5,493,000 and $1,053,000 respectively of compensation expense for these awards. As of December 31, 2007, there was $7,128,000 of total remaining unrecognized compensation cost related to nonvested OP units granted under the Plan and the cost is expected to be recognized over a weighted-average period of 1.7 years. Distributions paid on unvested OP Units are charged to “minority interest expense” on our consolidated statements of income and amounted to $444,000 in 2007 and $147,000 in 2006. The total fair value of units vested during the year ended December 31, 2007 was $1,939,000.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2007.

Non-vested Units	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	49,851	$69.81
Granted	123,555	86.57
Vested	(18,378)	68.12
Forfeited	—	—
Non-vested at December 31, 2007	155,028	83.37

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Retirement Plans

We have two defined benefit pension plans, a Vornado Realty Trust Retirement Plan (“Vornado Plan”) and a Merchandise Mart Properties Pension Plan (“Mart Plan”). In addition, AmeriCold, which we consolidate into our consolidated financial statements beginning in November 2004, has two defined benefit pension plans (the “AmeriCold Plans” and together with the Vornado Plan and the Mart Plan, the “Plans”). The benefits under the Vornado Plan and the Mart Plan were frozen in December 1997 and June 1999, respectively. In April 2005, AmeriCold amended its AmeriCold Retirement Income Plan to freeze benefits for non-union participants. Benefits under the Plans are or were primarily based on years of service and compensation during employment or on years of credited service and established monthly benefits. Funding policy for the Plans is based on contributions at the minimum amounts required by law. The financial results of the Plans are consolidated in the information provided below.

On January 16, 2008, our Board of Trustees approved the termination of the Vornado Plan and the Mart Plan. Our current estimate of the cost we will incur during 2008 to buy annuities from an insurance company or to make lump-sum payments to plan participants to terminate both plans is approximately $4,000,000.

We use a December 31 measurement date for the Plans.

Obligations and Funded Status

The following table sets forth the Plans’ funded status and amounts recognized in our balance sheets:

	Pension Benefits
	Year Ended December 31,
	2007	2006	2005
(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$85,523	$86,205	$82,323
Service cost	463	487	1,665
Interest cost	4,789	4,922	4,875
Actuarial (gain) loss	(622)	1,973	6,121
Benefits paid	(3,591)	(3,697)	(8,684)
Settlements	(3,983)	(4,367)	(95)
Curtailments	(88)	—	—
Prior service cost	510	—	—
Benefit obligation at end of year	83,001	85,523	86,205
Change in plan assets:
Fair value of plan assets at beginning of year	82,822	73,931	67,514
Employer contribution	2,740	6,697	9,010
Benefit payments	(3,591)	(3,698)	(8,592)
Settlements	(3,983)	(4,366)	—
Actual return on assets	7,300	10,258	5,999
Fair value of plan assets at end of year	85,288	82,822	73,931
Funded status at end of year	$2,287	$(2,701)	$(12,274)

Amounts recorded in the consolidated balance sheet:
Other assets (prepaid benefit cost)	$3,720	$1,409
Other liabilities (accrued benefit cost)	(1,716)	(4,110)
	$2,004	$2,701

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Retirement Plan - continued

	Pension Benefits
	Year Ended December 31,
	2007	2006	2005
Amounts recognized in accumulated other comprehensive income consist of:
Net loss	$2,944	$4,472
Prior service cost	510	—
	$3,454	$4,472
Information for our plans with an accumulated benefit obligation in excess of plans assets:
Projected benefit obligation	$15,590	$73,206	$73,871
Accumulated benefit obligation	15,590	72,793	73,550
Fair value of plan assets	13,875	70,362	61,362

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income:
Service cost	$463	$487	$1,665
Interest cost	4,788	4,922	4,875
Expected return on plan assets	(6,379)	(5,901)	(5,356)
Amortization of prior service cost	—	—	—
Amortization of net loss (gain)	268	501	(206)
Recognized settlement loss (gain)	24	(24)	253
Net periodic benefit cost	$(836)	$(15)	$1,231
Other changes in Plan Assets and Benefit obligations recognized in Other Comprehensive Income:
Net gain	$(295)	$(2,498)
Prior service cost	510	—
Amortization of net gain	(268)	(219)
Recognized settlement (gain) loss	(24)	24
Adoption of SAFS 158	—	321
Amortization of prior cost	—	—
Total recognized in other comprehensive income	$(77)	$(2,372)
Total recognized in net periodic benefit cost and other comprehensive income	$(913)	$(2,387)

The estimated net loss and prior service cost of the Plans that will be amortized into net periodic benefit cost during 2008 is $208,000.

	Year Ended December 31,
	2007	2006	2005
Assumptions:
Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.00%	5.80%-6.00%	5.75%-6.00%
Rate of compensation increase in AmeriCold Plan	3.50%	3.50%	3.50%

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.80%-6.00%	5.75%-6.00%	5.75%-6.00%
Expected long-term return on plan assets	5.00%-8.50%	5.00%-8.50%	5.00%-8.50%
Rate of compensation increase in AmeriCold Plan	3.50%	3.50%	3.50%

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

Plan Assets

We have consistently applied what we believe to be a conservative investment strategy for the Plans, investing in United States government obligations, cash and cash equivalents, fixed income funds, other diversified equities and mutual funds. Below are the weighted-average asset allocations by asset category:

	Year Ended December 31,
	2007	2006	2005
Vornado Plan:
US Government obligations	67%	98%	96%
Money Market Funds	33%	2%	4%
Total	100%	100%	100%

Merchandise Mart Plan:
Mutual funds	50%	47%	49%
Insurance Company Annuities	50%	53%	51%
Total	100%	100%	100%

AmeriCold Plans:
Domestic equities	35%	41%	31%
International equities	25%	31%	24%
Fixed income securities	35%	23%	15%
Real estate	5%	5%	12%
Other	—	—	18%
	100%	100%	100%

Cash Flows

The current estimate of the cost we will incur during 2008 to buy annuities from an insurance company or to make lump-sum payments to plan participants to terminate both the Vornado Plan and the Mart Plan is approximately $4,000,000. In addition, Americold expects to contribute $1,663,000 to its plans during 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid under the Americold Plan:

Pension Benefits
2008	$6,736
2009	6,327
2010	5,395
2011	5,366
2012	5,950
2013-2017	30,238

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Shopping center leases provide for the pass-through to tenants of real estate taxes, insurance and maintenance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2007, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

(Amounts in thousands)
Year Ending December 31:
2008	$1,731,000
2009	1,672,000
2010	1,544,000
2011	1,382,000
2012	1,200,000
Thereafter	6,308,000

These amounts do not include rentals based on tenants’ sales. These percentage rents approximated $9,379,000, $7,593,000, and $6,571,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

None of our tenants represented more than 10% of total revenues for the years ended December 31, 2007, 2006 and 2005.

Former Bradlees Locations

Pursuant to the Master Agreement and Guaranty, dated May 1, 1992, we are due $5,000,000 per annum of additional rent from Stop & Shop which was allocated to certain of Bradlees former locations. On December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, we reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop. Stop & Shop is contesting our right to reallocate and claims that we are no longer entitled to the additional rent. At December 31, 2007, we are due an aggregate of $25,400,000. We believe the additional rent provision of the guaranty expires at the earliest in 2012 and we are vigorously contesting Stop & Shop’s position.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Leases - continued

As lessee:

We are a tenant under operating leases for certain properties. These leases have terms that expire during the next thirty years. Future minimum lease payments under operating leases at December 31, 2007, are as follows:

(Amounts in thousands)
Year Ending December 31:
2008	$34,114
2009	34,185
2010	31,946
2011	28,647
2012	28,798
Thereafter	576,064

Rent expense was $35,545,000, $28,469,000, and $22,146,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

We are also a lessee under capital leases for equipment and real estate (primarily AmeriCold). Lease terms generally range from 5-20 years with renewal or purchase options. Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property. Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease, whichever is shorter. Amortization expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income. As of December 31, 2007, future minimum lease payments under capital leases are as follows:

(Amounts in thousands)
Year Ending December 31:
2008	$12,541
2009	11,752
2010	11,402
2011	6,713
2012	4,915
Thereafter	59,909
Total minimum obligations	107,232
Interest portion	(36,878)
Present value of net minimum payments	$70,354

At December 31, 2007 and 2006, $70,354,000 and $71,461,000, respectively, representing the present value of net minimum payments are included in “Other Liabilities” on our consolidated balance sheets. At December 31, 2007 and 2006, property leased under capital leases had a total cost of $97,264,000 and $86,677,000, respectively, and related accumulated depreciation of $26,345,000 and $18,672,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Commitments and Contingencies

Insurance

We carry commercial liability and all risk property insurance ((i) fire, (ii) flood, (iii) extended coverage, (iv) “acts of terrorism” as defined in the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expires in December 2014, and (v) rental loss insurance) with respect to our assets. Our New York Office, Washington, DC Office, Retail and Merchandise Mart divisions have $1.5 billion of per occurrence all risk property insurance, including terrorism coverage, in effect through September 15, 2008. AmeriCold has $250,000,000 of per occurrence all risk property insurance coverage, including terrorism coverage, in effect through January 1, 2009. Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate limit.

In June 2007 we formed Penn Plaza Insurance Company, LLC (“PPIC”), a wholly owned consolidated subsidiary, to act as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for “certified” acts of terrorism and for nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA. Coverage for “certified” acts of terrorism is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. Prior to the formation of PPIC, we were uninsured for losses under NBCR coverage. Subsequently, we have $1.5 billion of NBCR coverage under TRIPRA, for which PPIC is responsible for 15% of each NBCR loss and the insurance company deductible of $1,000,000. We are ultimately responsible for any loss borne by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Commitments and Contingencies – continued

Litigation

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to re-allocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision. On January 16, 2007 we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007. We are currently engaged in discovery and anticipate that a trial date will be set for some time in 2008. We intend to vigorously pursue our claims against Stop & Shop. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of, and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied various of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records. In a decision dated October 1, 2007, the Court determined that Mr. Trump already received access to the books and records to which he was entitled, with the exception of certain documents which were subsequently delivered to Mr. Trump. Mr. Trump has sought re-argument and renewal on, and filed a notice of appeal in connection with, his dismissed claims.  In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit would not be material to our consolidated financial statements.

There are various other legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Commitments and Contingencies – continued

Other Contractual Obligations

At December 31, 2007, our $1 billion revolving credit facility, which expires in June 2010, had $49,788,000 reserved for outstanding letters of credit. Our revolving credit facilities contain financial covenants, which require us to maintain minimum interest coverage and maximum debt to market capitalization, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. At December 31, 2007, AmeriCold’s $30,000,000 revolving credit facility had $19,086,000 reserved for outstanding letters of credit. This facility requires AmeriCold to maintain, on a trailing four-quarter basis, a minimum of $30,000,000 of free cash flow, as defined. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

We entered into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $82,240,000 and $219,990,000 of cash invested in these agreements at December 31, 2007 and 2006, respectively.

We have made acquisitions and investments in partially owned entities for which we are committed to fund additional capital aggregating $167,389,000 as of December 31, 2007. Of this amount, $115,000,000 relates to our equity commitment to the India Property Fund, L.P., and $21,800,000 relates to capital expenditures committed to the Springfield Mall, in which we have a 97.5% interest.

On November 10, 2005, we committed to fund the junior portion of up to $30,530,000 of a $173,000,000 construction loan to an entity developing a mix-use building complex in Boston, Massachusetts, at the north end of the Boston Harbor. We will earn current-pay interest at 30-day LIBOR plus 11%. The loan will mature in November 2008, with a one-year extension option. As of December 31, 2007, we have funded $18,912,000 of this commitment.

On January 16, 2008, our Board of Trustees approved the termination of the Vornado Realty Trust Employees Retirement Plan and the Merchandise Mart Properties Pension Plan. These plans were frozen in 1998 and 1999, respectively. Our current estimate of the cost we will incur during 2008 to buy annuities from an insurance company or to make lump-sum payments to plan participants to terminate both plans is approximately $4,000,000.

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

Pursuant to our annual compensation review in February 2002 with Joseph Macnow, our Chief Financial Officer, the Compensation Committee approved a $2,000,000 loan to Mr. Macnow, which bore interest at the applicable federal rate of 4.65% per annum and matures in June 2007. The loan was funded on July 23, 2002 and was collateralized by assets with a value of not less than two times the loan amount. On March 26, 2007, Mr. Macnow repaid to us his $2,000,000 outstanding loan.

Effective as of April 19, 2007, we entered into a new employment agreement with Mitchell Schear, the President of our Washington, DC Office Division. This agreement, which replaced his prior agreement, was approved by the Compensation Committee of our Board of Trustees and provides for a term of five years and is automatically renewable for one-year terms thereafter. The agreement also provides for a minimum salary of $1,000,000 per year and bonuses and other customary benefits. Pursuant to the terms of the agreement, on April 19, 2007, the Compensation Committee granted options to Mr. Schear to acquire 200,000 of our common shares at an exercise price of $119.94 per share. These options vest ratably over three years beginning in 2010 and accelerate on a change of control or if we terminate his employment without cause or by him for breach by us. The agreement also provides that if we terminate Mr. Schear’s employment without cause or by him for breach by us, he will receive a lump-sum payment equal to one year’s salary and bonus, up to a maximum of $2,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Related Party Transactions -continued

Transactions with Affiliates and Officers and Trustees of the Company

Alexander’s

We own 32.8% of Alexander’s. Steven Roth, our Chairman of the Board and Chief Executive Officer, and Michael D. Fascitelli, our President, are officers and directors of Alexander’s. We provide various services to Alexander’s in accordance with management, development and leasing agreements. These agreements are described in Note 6. Investments in Partially Owned Entities.

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

On January 10, 2006, the Omnibus Stock Plan Committee of the Board of Directors of Alexander’s granted Mr. Fascitelli a SAR covering 350,000 shares of Alexander’s common stock. The exercise price of the SAR is $243.83 per share of common stock, which was the average of the high and low trading price of Alexander’s common stock on date of grant. The SAR became exercisable on July 10, 2006, provided Mr. Fascitelli is employed with Alexander’s on such date, and was set to expire on March 14, 2007. Mr. Fascitelli’s early exercise and Alexander’s related tax consequences were factors in Alexander’s decision to make the new grant to him. On March 13, 2007, Michael Fascitelli, our President of Alexander’s, exercised 350,000 of his SARS and received $144.18 for each SAR exercised representing the difference between Alexander’s stock price of $388.01 (the average of the high and low market price) on the date of exercise and the exercise price of $243.83.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Steven Roth, our Chairman of the Board and Chief Executive Officer, is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2007, Interstate and its partners beneficially owned approximately 8.3% of the common shares of beneficial interest of Vornado and 27.2% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. We believe based upon comparable fees charged by other real estate companies that the management agreement terms are fair to us. We earned $800,000, $798,000 and $791,000 of management fees under the agreement for the years ended December 31, 2007, 2006 and 2005.

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

On April 13, 2006, we acquired the 92.65% interest that we did not already own of 1999 K Street, located in the Central Business District of Washington, DC. The purchase price for the 92.65% interest was $52,800,000, consisting of $34,600,000 in cash and $18,200,000 of existing mortgage debt. Mitchell N. Schear, President of our Washington, DC Office division, received $3,675,000 for his share of the proceeds as a partner of the selling entity.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	Minority Interest

Minority interest on our consolidated balance sheets aggregated $1,493,760,000 and $1,128,204,000 as of December 31, 2007 and 2006, respectively. Of these balances, $958,003,000 and $972,915,000, respectively, represent third-party limited partners’ interests in the Operating Partnership; and $535,757,000 and $155,289,000, respectively, represent the minority ownership of consolidated partially owned entities.

Class A units of the Operating Partnership are redeemable at the option of the holder for Vornado common shares on a one-for-one basis, or at our option for cash. Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder. Accordingly, as of December 31, 2007 and 2006, the aggregate redemption value of the then outstanding Class A units of the Operating Partnership owned by minority limited partners was approximately $1,366,000,000 and $1,874,000,000, respectively.

Details of Operating Partnership units owned by third-parties as of December 31, 2007 and 2006 are as follows:

	Outstanding Units at		Per Unit	Preferred or Annual	Conversion
Unit Series	December 31, 2007	December 31, 2006	Liquidation Preference	Distribution Rate	Rate Into Class A Units
Common:
Class A	15,530,125	15,419,758	N/A	$3.40	N/A
Convertible Preferred:
B-1 Convertible Preferred (1)	139,798	139,798	$50.00	$2.50	(1)
B-2 Convertible Preferred (1)	304,761	304,761	$50.00	$4.00	(1)
9.00% F-1 Preferred (2)	400,000	400,000	$25.00	$2.25	(2)
G-1 and G-3 Convertible Preferred (3)	1,052,507	—	$25.00		$(3)
G-2 and G-4 Convertible Preferred (3)	931,496	—	$25.00	$1.375	(3)
Perpetual Preferred: (4)
7.00% D-10 Cumulative Redeemable	3,200,000	3,200,000	$25.00	$1.75	N/A
7.20% D-11 Cumulative Redeemable	1,400,000	1,400,000	$25.00	$1.80	N/A
6.55% D-12 Cumulative Redeemable	800,000	800,000	$25.00	$1.637	N/A
3.00% D-13 Cumulative Redeemable (5)	1,867,311	1,867,311	$25.00	$0.75	(5)
6.75% D-14 Cumulative Redeemable	4,000,000	4,000,000	$25.00	$1.6875	N/A
6.875% D-15 Cumulative Redeemable (6)	1,800,000	1,800,000	$25.00	$1.71875	N/A

__________________________________

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	Minority Interest – continued

Notes to Preceding Tabular Information:

(1)

Effective on October 2, 2006, all of the then outstanding Series B-1 and Series B-2 preferred units were exchanged for 653,574 Class A units, 304,761 new Class B-2 units and 139,798 new Class B-1 units. The new Class B-1 and B-2 units are convertible into Class A units at a rate of 100 Class A units for each pairing of 100 Class B-1 units and 218 Class B-2 units. Class B-1 unitholders are entitled to receive, in liquidation, an amount equal to the positive difference, if any, between the amount paid in liquidation for a Class A unit and the amount paid in respect of a Class B-2 unit multiplied by 2.18. Class B-2 unitholders are entitled to receive in liquidation the lesser of $50 per unit or the amount paid in respect of a Class A unit on liquidation divided by 2.18. Class B-1 unitholders receive distributions only if, and to the extent that, we pay quarterly dividends on the Class A units in excess of $0.85 per unit. Class B-2 unitholders are expected to receive quarterly distributions of $0.39 per unit.

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

(3)

In connection with the our acquisition of nine shopping center properties in 2007, the Operating Partnership issued Series G-1, G-2, G-3 and G-4 convertible preferred units with a $25 per unit liquidation preference. These units are redeemable after 4 years at the option of the holder and after 10 years at our option. Upon redemption, the holder may elect to receive either (i) cash or (ii) a debt-financed distribution of cash, or at our option (iii) Class A Operating Partnership units equal to the redemption value based on the redemption reference price, as defined. The G-2 and G-4 unitholders are entitled to receive quarterly distributions at a fixed rate $0.34375 per unit and the G-1 and G-3 unitholders are entitled to receive quarterly distributions at a variable rate of LIBOR plus 0.90% (5.50% at December 31, 2007). The G-2 and G-3 units have variable redemption terms which, based on fluctuations in the value of our common shares, may cause a change in the value of the units redeemed. The G-1 and G-4 units have fixed redemption terms at the stated value of $25.00 per unit liquidation preference. In accordance with SFAS No. 150, the liquidation amount of these units is classified as a liability, and the related distributions as interest expense, because these units are mandatorily redeemable by the holders.

(4)

Convertible at the option of the holder for an equivalent amount of Vornado preferred shares and redeemable at our option after the 5th anniversary of the date of issuance (ranging from November 2008 to December 2011).

(5)

The Series D-13 units may be called without penalty at our option commencing in December 2011 or redeemed at the option of the holder commencing in December 2006 for cash equal to the liquidation preference of $25.00 per unit, or at our option, by issuing a variable number of Vornado’s common shares. In accordance with SFAS No. 150, the liquidation amount of the D-13 units are classified as a liability, and related distributions as interest expense, because of the possible settlement of this obligation by issuing a variable number of Vornado common shares.

(6)

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

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2007	2006	2005

Numerator:
Income from continuing operations, net of minority interest	$510,190	$522,545	$498,584
Income from discontinued operations, net of minority interest	58,716	37,595	41,020
Net income	568,906	560,140	539,604
Preferred share dividends	(57,177)	(57,511)	(46,501)
Numerator for basic income per share – net income applicable to common shares	511,729	502,629	493,103
Impact of assumed conversions:
Series A convertible preferred share dividends	277	631	943
Convertible preferred unit distributions	—	485	—
Numerator for diluted income per share – net income applicable to common shares	$512,006	$503,745	$494,046
Denominator:
Denominator for basic income per share – weighted average shares	151,949	142,145	133,768
Effect of dilutive securities (1):
Employee stock options and restricted share awards	6,491	7,829	6,842
Series A convertible preferred shares	118	269	402
Convertible preferred units	—	168	—
Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	158,558	150,411	141,012
INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$2.98	$3.28	$3.38
Income from discontinued operations	0.39	.26	.31
Net income per common share	$3.37	$3.54	$3.69
INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$2.86	$3.10	$3.21
Income from discontinued operations	0.37	.25	.29
Net income per common share	$3.23	$3.35	$3.50

____________________

(1)

The effect of dilutive securities in the years ended December 31, 2007, 2006 and 2005 excludes an aggregate of 6,375, 6,737 and 5,735 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.	Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2007, 2006 and 2005:

		Net Income Applicable to	Income Per Common Share (2)
	Revenues	Common Shares (1)	Basic	Diluted
(Amounts in thousands, except share amounts)
2007
December 31	$888,464	$90,923	$0.60	$0.57
September 30	853,036	116,546	0.77	0.74
June 30	792,792	151,625	1.00	0.96
March 31	736,337	152,635	1.01	0.96

2006
December 31	$722,549	$105,427	$0.73	$0.69
September 30	675,931	113,632	0.80	0.76
June 30	659,071	148,765	1.05	0.99
March 31	643,486	134,805	0.96	0.91

2005
December 31	$690,616	$105,750	$0.75	$0.71
September 30	649,724	27,223	0.20	0.19
June 30	588,054	172,697	1.33	1.25
March 31	591,467	187,433	1.46	1.39

______________________________

(1)

Fluctuations among quarters resulted primarily from the mark-to-market of derivative instruments, net gains on sale of real estate and wholly owned and partially owned assets other than depreciable real estate and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

19.	Costs of Acquisitions and Development Not Consummated

In 2007 we expensed $10,375,000 for costs of acquisitions not consummated, of which $7,675,000 related to Equity Office Properties Trust.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information

The financial information summarized below is presented by reportable operating segment, consistent with how we review and manage our businesses. Our segments are New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties, Temperature Controlled Logistics Properties and Toys “R” Us (“Toys”).

(Amounts in thousands)	For the Year Ended December 31, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other (3)
Property rentals	$1,828,329	$640,739	$454,115	$328,911	$250,131	$—	$—	$154,433
Straight-line rents:
Contractual rent increases	43,097	13,281	12,526	12,257	4,189	—	—	844
Amortization of free rent	34,602	15,935	14,146	1,138	1,805	—	—	1,578
Amortization of acquired below- market leases, net	83,250	47,861	4,573	25,960	193	—	—	4,663
Total rentals	1,989,278	717,816	485,360	368,266	256,318	—	—	161,518
Temperature Controlled Logistics	847,026	—	—	—	—	847,026	—	—
Tenant expense reimbursements	324,034	125,940	43,615	120,756	21,583	—	—	12,140
Fee and other income:
Tenant cleaning fees	46,238	58,837	—	—	—	—	—	(12,599)
Management and leasing fees	15,713	4,928	12,539	1,770	7	—	—	(3,531)
Lease termination fees	7,718	3,500	718	2,823	677	—	—	—
Other	40,622	16,239	15,256	2,257	8,117	—	—	(1,247)
Total revenues	3,270,629	927,260	557,488	495,872	286,702	847,026	—	156,281
Operating expenses	1,632,576	395,357	182,414	172,557	137,313	676,375	—	68,560
Depreciation and amortization	529,761	150,268	118,840	78,286	49,550	84,763	—	48,054
General and administrative	232,068	17,252	27,409	27,476	28,398	43,017	—	88,516
Costs of acquisitions not consummated	10,375	—	—	—	—	—	—	10,375
Total expenses	2,404,780	562,877	328,663	278,319	215,261	804,155	—	215,505
Operating income (loss)	865,849	364,383	228,825	217,553	71,441	42,871	—	(59,224)
Income applicable to Alexander’s	50,589	757	—	812	—	—	—	49,020
Loss applicable to Toys “R” Us	(14,337)	—	—	—	—	—	(14,337)	—
Income from partially owned entities	33,404	4,799	8,728	9,041	1,053	1,513	—	8,270
Interest and other investment income	228,499	2,888	5,982	534	390	2,074	—	216,631
Interest and debt expense	(634,554)	(133,804)	(126,163)	(78,234)	(52,237)	(65,168)	—	(178,948)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	39,493	—	—	—	—	—	—	39,493
Minority interest of partially owned entities	18,559	(3,583)	—	96	—	15,065	—	6,981
Income (loss) before income taxes	587,502	235,440	117,372	149,802	20,647	(3,645)	(14,337)	82,223
Provision for income taxes	(10,530)	—	(2,784)	(185)	(1,094)	(1,351)	—	(5,116)
Income (loss) from continuing operations	576,972	235,440	114,588	149,617	19,553	(4,996)	(14,337)	77,107
Income (loss) from discontinued operations, net	58,716	—	57,812	6,397	—	564	—	(6,057)
Income (loss) before allocation to minority limited partners	635,688	235,440	172,400	156,014	19,553	(4,432)	(14,337)	71,050
Minority limited partners’ interest in the Operating Partnership	(47,508)	—	—	—	—	—	—	(47,508)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	—	—	—	—	—	—	(19,274)
Net income (loss)	568,906	235,440	172,400	156,014	19,553	(4,432)	(14,337)	4,268
Interest and debt expense (2)	823,030	131,418	131,013	89,537	53,098	31,007	174,401	212,556
Depreciation and amortization (2)	676,660	147,340	129,857	82,002	50,156	40,443	155,800	71,062
Income tax (benefit) expense (2)	4,234	—	6,613	185	1,094	643	(10,898)	6,597
EBITDA (1)	$2,072,830	$514,198	$439,883	$327,738	$123,901	$67,661	$304,966	$294,483
Balance Sheet Data:
Real estate, at cost, including capital expenditures	$18,972,436	$5,279,314	$4,425,861	$4,066,924	$1,389,130	$1,827,096	$—	$1,984,111
Investments in partially owned entities	1,517,431	146,784	120,561	111,152	6,283	12,600	298,089	821,962

________________

See notes on page 195.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information - continued
(Amounts in thousands)	For the Year Ended December 31, 2006
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other (3)
Property rentals	$1,470,678	$487,421	$394,870	$264,727	$236,945	$—	$—	$86,715
Straight-line rents:
Contractual rent increases	31,800	4,431	13,589	7,908	6,038	—	—	(166)
Amortization of free rent	31,103	7,245	16,181	5,080	2,597	—	—	—
Amortization of acquired below- market leases, net	23,420	976	4,108	15,513	43	—	—	2,780
Total rentals	1,557,001	500,073	428,748	293,228	245,623	—	—	89,329
Temperature Controlled Logistics	779,110	—	—	—	—	779,110	—	—
Tenant expense reimbursements	261,339	102,488	33,870	101,737	19,125	—	—	4,119
Fee and other income:
Tenant cleaning fees	33,779	42,317	—	—	—	—	—	(8,538)
Management and leasing fees	10,256	1,111	7,643	1,463	39	—	—	—
Lease termination fees	29,362	25,188	2,798	371	1,005	—	—	—
Other	30,190	12,307	10,128	1,588	6,082	—	—	85
Total revenues	2,701,037	683,484	483,187	398,387	271,874	779,110	—	84,995
Operating expenses	1,362,657	301,583	151,354	130,520	108,783	620,833	—	49,584
Depreciation and amortization	395,398	98,474	107,539	50,806	44,492	73,025	—	21,062
General and administrative	219,239	16,942	33,916	21,683	26,752	39,050	—	80,896
Total expenses	1,977,294	416,999	292,809	203,009	180,027	732,908	—	151,542
Operating income (loss)	723,743	266,485	190,378	195,378	91,847	46,202	—	(66,547)
(Loss) income applicable to Alexander’s	(14,530)	772	—	716	—	—	—	(16,018)
Loss applicable to Toys “R” Us	(47,520)	—	—	—	—	—	(47,520)	—
Income from partially owned entities	61,777	3,844	13,302	5,950	1,076	1,422	—	36,183
Interest and other investment income	262,176	913	1,782	812	275	6,785	—	251,609
Interest and debt expense	(476,461)	(84,134)	(97,972)	(79,202)	(28,672)	(81,890)	—	(104,591)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	76,073	—	—	—	—	—	—	76,073
Minority interest of partially owned entities	20,173	—	—	84	5	18,810	—	1,274
Income (loss) before income taxes	605,431	187,880	107,490	123,738	64,531	(8,671)	(47,520)	177,983
Provision for income taxes	(2,326)	—	(932)	—	441	(1,835)	—	—
Income (loss) from continuing operations	603,105	187,880	106,558	123,738	64,972	(10,506)	(47,520)	177,983
Income from discontinued operations, net	37,595	—	20,588	9,206	5,682	2,107	—	12
Income (loss) before allocation to minority limited partners	640,700	187,880	127,146	132,944	70,654	(8,399)	(47,520)	177,995
Minority limited partners’ interest in the Operating Partnership	(58,712)	—	—	—	—	—	—	(58,712)
Perpetual preferred unit distributions of the Operating Partnership	(21,848)	—	—	—	—	—	—	(21,848)
Net income (loss)	560,140	187,880	127,146	132,944	70,654	(8,399)	(47,520)	97,435
Interest and debt expense (2)	692,496	86,861	107,477	89,748	29,551	38,963	196,259	143,637
Depreciation and amortization (2)	542,515	101,976	123,314	56,168	45,077	34,854	137,176	43,950
Income tax (benefit) expense (2)	(11,848)	—	8,842	—	(441)	873	(22,628)	1,506
EBITDA (1)	$1,783,303	$376,717	$366,779	$278,860	$144,841	$66,291	$263,287	$286,528
Balance Sheet Data:
Real estate, at cost, including capital expenditures	$13,433,370	$3,283,405	$3,517,178	$2,814,601	$1,360,335	$1,711,712	$—	$746,139
Investments in partially owned entities	1,452,814	106,394	286,108	143,028	6,547	12,690	317,145	580,902

___________________

See notes on page 195.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information - continued
(Amounts in thousands)	For the Year Ended December 31, 2005
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Temperature Controlled Logistics	Toys	Other (3)
Property rentals	$1,308,048	$460,062	$361,081	$199,519	$215,283	$—	$—	$72,103
Straight-line rents:
Contractual rent increases	23,115	6,163	7,472	5,981	3,439	—	—	60
Amortization of free rent	27,136	11,280	5,306	4,030	6,520	—	—	—
Amortization of acquired below- market leases, net	13,155	—	6,746	5,596	—	—	—	813
Total rentals	1,371,454	477,505	380,605	215,126	225,242	—	—	72,976
Temperature Controlled Logistics	846,881	—	—	—	—	846,881	—	—
Tenant expense reimbursements	206,923	97,987	17,650	73,284	15,268	—	—	2,734
Fee and other income:
Tenant cleaning fees	30,350	30,350	—	—	—	—	—	—
Management and leasing fees	15,433	893	13,539	941	60	—	—	—
Lease termination fees	30,117	10,392	354	2,399	16,972	—	—	—
Other	18,703	8,729	4,924	271	4,778	—	—	1
Total revenues	2,519,861	625,856	417,072	292,021	262,320	846,881	—	75,711
Operating expenses	1,294,850	278,234	120,934	88,690	95,931	662,703	—	48,358
Depreciation and amortization	328,811	87,118	80,189	32,965	39,456	73,776	—	15,307
General and administrative	177,790	14,315	24,513	15,800	23,498	38,246	—	61,418
Total expenses	1,801,451	379,667	225,636	137,455	158,885	774,725	—	125,083
Operating income (loss)	718,410	246,189	191,436	154,566	103,435	72,156	—	(49,372)
Income applicable to Alexander’s	59,022	694	—	695	—	—	—	57,633
Loss applicable to Toys “R” Us	(40,496)	—	—	—	—	—	(40,496)	—
Income from partially owned entities	36,165	2,563	1,076	9,094	588	1,248	—	21,596
Interest and other investment income	167,214	713	1,100	583	187	2,273	—	162,358
Interest and debt expense	(338,097)	(58,829)	(79,809)	(60,018)	(10,769)	(56,272)	—	(72,400)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	39,042	606	84	896	—	—	—	37,456
Minority interest of partially owned entities	(3,808)	—	—	—	120	(4,221)	—	293
Income (loss) before income taxes	637,452	191,936	113,887	105,816	93,561	15,184	(40,496)	157,564
Provision for income taxes	(4,994)	—	(1,177)	—	(1,138)	(2,679)	—	—
Income (loss) from continuing operations	632,458	191,936	112,710	105,816	92,423	12,505	(40,496)	157,564
Income from discontinued operations, net	41,020	—	5,579	656	2,182	—	—	32,603
Income (loss) before allocation to minority limited partners	673,478	191,936	118,289	106,472	94,605	12,505	(40,496)	190,167
Minority limited partners’ interest in the Operating Partnership	(66,755)	—	—	—	—	—	—	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(67,119)	—	—	—	—	—	—	(67,119)
Net income (loss)	539,604	191,936	118,289	106,472	94,605	12,505	(40,496)	56,293
Interest and debt expense (2)	415,826	60,821	84,913	68,274	11,592	26,775	46,789	116,662
Depreciation and amortization (2)	367,260	88,844	86,376	37,954	41,757	35,211	33,939	43,179
Income tax (benefit) expense (2)	(21,062)	—	1,199	—	1,138	1,275	(25,372)	698
EBITDA (1)	$1,301,628	$341,601	$290,777	$212,700	$149,092	$75,766	$14,860	$216,832
Balance Sheet Data:
Real estate, at cost, including capital expenditures	$11,367,812	$2,602,365	$3,456,661	$1,851,719	$1,324,817	$1,556,551	$—	$575,699
Investments in partially owned entities	1,369,853	20,067	276,601	149,870	6,046	12,706	425,830	478,733

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

(2)

Interest and debt expense and depreciation and amortization and income tax (benefit) expense in the reconciliation of net income to EBITDA include our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2007	2006	2005
Alexander’s	$78,375	$14,130	$84,874
Hotel Pennsylvania	37,941	27,495	22,522
555 California Street (acquired 70% interest on May 24, 2007)	34,073	—	—
Lexington MLP, formerly Newkirk MLP	24,539	51,737	55,126
GMH Communities L.P.	22,604	10,737	7,955
Industrial warehouses	4,881	5,582	5,666
Other investments	7,322	13,253	5,319
	209,735	122,934	181,462
Investment income and other	238,704	320,225	194,851
Corporate general and administrative expenses	(76,799)	(76,071)	(57,221)
Minority limited partners’ interest in the Operating Partnership	(47,508)	(58,712)	(66,755)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	(21,848)	(67,119)
Costs of acquisitions not consummated	(10,375)	—	—
Net gain on sale of 400 North LaSalle	—	—	31,614
	$294,483	$286,528	$216,832

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2007, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2007 was effective.

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

Our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 197, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the internal control over financial reporting of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2007, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant, appears at page 59 of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The Registrant has adopted a Code of Business Conduct and Ethics that applies to, among others, Steven Roth, its principal executive officer, and Joseph Macnow, its principal financial and accounting officer. This Code is available on our website at www.vno.com.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Information relating to executive officer and director compensation will be contained in the Proxy Statement referred to above in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Executive Compensation” and such information is incorporated herein by reference.

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

Equity compensation plan information

The following table provides information as of December 31, 2007 regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	10,819,354	(1)	$49.41	5,465,093	(2)
Equity compensation awards not approved by security holders	—		—	—
Total	10,819,354		$49.41	5,465,093

___________________________

(1)	Includes 159,388 restricted common shares, 155,028 restricted Operating Partnership units and 800,322 Out-Performance Plan units which do not have an option exercise price.
(2)	All of the shares available for future issuance under plans approved by the security holders may be issued as restricted shares or performance shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pages in this Annual Report on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2007, 2006 and 2005	201
III--Real Estate and Accumulated Depreciation as of December 31, 2007	202

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
10.45	Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted LTIP Unit Agreement
12	Computation of Ratios
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: February 26, 2008	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President – Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 26, 2008
	(Steven Roth)	(Principal Executive Officer)

By:	/s/Michael D. Fascitelli	President and Trustee	February 26, 2008
(Michael D. Fascitelli)

By:	/s/Candace L. Beinecke	Trustee	February 26, 2008
(Candace L. Beinecke)

By:	/s/Anthony W. Deering	Trustee	February 26, 2008
(Anthony W. Deering)

By:	/s/Robert P. Kogod	Trustee	February 26, 2008
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	February 26, 2008
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	February 26, 2008
(David Mandelbaum)

By:	/s/Robert H. Smith	Trustee	February 26, 2008
(Robert H. Smith)

By:	/s/Ronald G. Targan	Trustee	February 26, 2008
(Ronald G. Targan)

By:	/s/Richard R. West	Trustee	February 26, 2008
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	February 26, 2008
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Executive Vice President — Finance and	February 26, 2008
	(Joseph Macnow)	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2007

(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations		Uncollectible Accounts Written-off	Balance at End of Year

Year Ended December 31, 2007: Allowance for doubtful accounts	$20,061	$68,195	(1)	$(5,003)	$83,253
Year Ended December 31, 2006: Allowance for doubtful accounts	$22,958	$3,618		$(6,515)	$20,061
Year Ended December 31, 2005: Allowance for doubtful accounts	$24,126	$5,072		$(6,240)	$22,958

___________________________

(1)	Includes a $57,000 allowance for an investment in two MPH mezzanine loans.

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Office Buildings
New York
Manhattan
1290 Avenue of the Americas	$454,166	$532,901	915,094	$3,518	532,901	$918,612	$1,451,513	$22,575	1963	2007	(4)
350 Park Avenue	430,000	184,621	431,637	17,664	265,889	368,033	633,922	9,771	1960	2006	(4)
One Penn Plaza	—	—	412,169	129,112	—	541,281	541,281	129,945	1972	1998	(4)
Manhattan Mall	159,361	242,776	247,970	492	242,776	248,462	491,238	6,049	1911	2007	(4)
Two Penn Plaza	292,000	53,615	164,903	80,023	52,689	245,852	298,541	70,498	1968	1997	(4)
770 Broadway	353,000	52,898	95,686	76,387	52,898	172,073	224,971	49,289	1907	1998	(4)
90 Park Avenue	—	8,000	175,890	26,955	8,000	202,845	210,845	55,018	1964	1997	(4)
888 Seventh Avenue	318,554	—	117,269	72,961	—	190,230	190,230	46,524	1980	1998	(4)
640 Fifth Avenue	—	38,224	25,992	106,087	38,224	132,079	170,303	30,248	1950	1997	(4)
Eleven Penn Plaza	210,338	40,333	85,259	35,091	40,333	120,350	160,683	33,811	1923	1997	(4)
909 Third Avenue	217,266	—	120,723	26,867	—	147,590	147,590	34,819	1969	1999	(4)
1740 Broadway	—	26,971	102,890	16,348	26,971	119,238	146,209	29,247	1950	1997	(4)
150 East 58th Street	—	39,303	80,216	25,358	39,303	105,574	144,877	26,556	1969	1998	(4)
595 Madison	—	62,731	62,888	16,291	62,731	79,179	141,910	15,946	1968	1999	(4)
866 United Nations Plaza	44,978	32,196	37,534	11,781	32,196	49,315	81,511	16,309	1966	1997	(4)
20 Broad Street	—	—	28,760	19,462	—	48,222	48,222	10,451	1956	1998	(4)
40 Fulton Street	—	15,732	26,388	4,175	15,732	30,563	46,295	8,567	1987	1998	(4)
689 Fifth Avenue	—	19,721	13,446	10,158	19,721	23,604	43,325	5,950	1925	1998	(4)
330 West 34th Street	—	—	8,599	10,727	—	19,326	19,326	5,282	1925	1998	(4)
40 Thompson	—	6,530	10,057	348	6,503	10,432	16,935	603	1928	2005	(4)
1540 Broadway Garage	—	4,086	8,914	—	4,086	8,914	13,000	235	1990	2006	(4)
Other	—	—	5,548	11,483	—	17,031	17,031	1,808

Total New York	$2,479,663	$1,360,638	$3,177,832	$701,288	$1,440,953	$3,798,805	$5,239,758	$609,501

Washington, DC
Crystal Park (5 buildings)	$150,084	$100,935	$409,920	$78,320	$100,228	$488,947	$589,175	$84,199	1984-1989	2002	(4)
Warner Building	292,700	70,853	246,169	3,416	70,353	250,085	320,438	14,841	1992	2005	(4)
Crystal Square	181,619	64,817	218,330	32,925	64,652	251,420	316,072	47,718	1974-1980	2002	(4)
Crystal Plaza	—	57,213	131,206	98,922	48,657	238,684	287,341	23,095	1964-1969	2002	(4)
Skyline Place (6 buildings)	442,500	41,986	221,869	18,600	41,862	240,593	282,455	42,747	1973-1984	2002	(4)
Riverhouse Apartments	46,339	118,421	125,078	1,550	118,420	126,629	245,049	2,027		2007	(4)
Crystal Gateway (4 buildings)	100,595	47,594	177,373	17,527	47,465	195,029	242,494	35,904	1983-1987	2002	(4)
Crystal Mall	35,558	37,551	118,806	12,724	37,551	131,530	169,081	22,568	1968	2002	(4)
2101 L Street	—	32,815	51,642	57,756	39,768	102,445	142,213	714	1975	2003	(4)
Bowen Building	115,022	30,077	98,962	3,118	30,176	101,981	132,157	6,782	2004	2005	(4)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Courthouse Plaza (2 buildings)	74,200	—	105,475	19,561	—	125,036	125,036	23,247	1988-1989	2002	(4)
Universal Building North	30,382	36,303	82,004	1,217	36,303	83,221	119,524	—		2007	(4)
Reston Executive (3 buildings)	93,000	15,424	85,722	6,177	15,380	91,943	107,323	16,184	1987-1989	2002	(4)
Tysons Dulles (3 buildings)	—	19,146	79,095	6,717	19,096	85,862	104,958	15,505	1986-1990	2002	(4)
H Street – North D-10 Land Parcel	—	104,473	55	320	104,473	375	104,848	3		2007	(4)
One Skyline Tower	100,800	12,266	75,343	12,842	12,231	88,220	100,451	14,785	1988	2002	(4)
Universal Building	32,231	33,090	61,316	169	33,090	61,485	94,575	15,535		2007	(4)
Commerce Executive (3 buildings)	50,222	13,401	58,705	12,599	13,363	71,342	84,705	13,453	1985-1989	2002	(4)
Crystal Gateway I	54,936	15,826	53,894	8,990	15,826	62,884	78,710	8,168	1981	2002	(4)
1229-1231 25th Street	—	67,049	5,039	5,800	—	77,888	77,888	231		2007	(4)
H Street Ground Leases	—	71,893	—	—	71,893	—	71,893	—		2007	(4)
1999 K Street	—	55,438	3,012	12,434	—	70,884	70,884	—		2006	(4)
Seven Skyline Place	134,700	10,292	58,351	(3,838)	10,262	54,543	64,805	10,236	2001	2002	(4)
1150 17th Street	30,265	23,359	24,876	13,485	24,723	36,997	61,720	7,123	1970	2002	(4)
Crystal City Hotel	—	8,000	47,191	1,204	8,000	48,395	56,395	4,167	1968	2004	(4)
1750 Penn Avenue	47,204	20,020	30,032	1,070	21,170	29,952	51,122	5,411	1964	2002	(4)
1101 17th Street	25,064	20,666	20,112	6,879	21,818	25,839	47,657	5,260	1963	2002	(4)
1227 25th Street	—	16,293	24,620	249	16,293	24,869	41,162	—		2007	(4)
1140 Connecticut Avenue	18,538	19,017	13,184	6,957	19,801	19,357	39,158	4,473	1966	2002	(4)
1730 M Street	15,648	10,095	17,541	7,871	10,687	24,820	35,507	5,331	1963	2002	(4)
Democracy Plaza	—	—	33,628	(394)	—	33,234	33,234	8,703	1987	2002	(4)
1726 M Street	—	9,450	22,062	279	9,455	22,336	31,791	738	1964	2006	(4)
1707 H Street	—	27,058	1,002	—	27,058	1,002	28,060	701		2007	(4)
Crystal City Shop	—	—	20,465	5,767	—	26,232	26,232	3,568	2004	2004	(4)
1101 South Capitol Street	—	11,541	178	—	11,541	178	11,719	4		2007	(4)
South Capitol	—	4,009	6,273	128	4,009	6,401	10,410	1,536		2005	(4)
H Street	—	1,763	641	1	1,764	641	2,405	40		2005	(4)
Other	—	—	51,767	(45,784)	—	5,983	5,983	—			(4)
Total Washington, DC Office Buildings	2,071,607	1,228,134	2,780,938	405,558	1,107,368	3,307,262	4,414,630	444,997

New Jersey
Paramus	—	—	—	22,264	1,033	21,231	22,264	10,626	1967	1987	(4)
Total New Jersey	—	—	—	22,264	1,033	21,231	22,264	10,626

California
555 California Street	719,568	312,393	817,623	—	312,393	817,623	1,130,016	21,759	1922/1969/1970	2007	(4)
Total California	719,568	312,393	817,623	—	312,393	817,623	1,130,016	21,759

Total Office Buildings	5,270,838	2,901,165	6,776,393	1,129,110	2,861,747	7,944,921	10,806,668	1,086,883

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Shopping Centers
California
Pasadena	—	—	49,266	5	—	49,271	49,271	1,141		2007	(4)
Sacramento	—	3,897	31,370	—	3,897	31,370	35,267	1,600		2006	(4)
2801 Leavenworth Street (The Cannery)	18,115	9,383	21,650	1,145	9,387	22,791	32,178	442		2007	(4)
Walnut Creek	—	2,699	19,930	—	2,699	19,930	22,629	1,016		2006	(4)
San Francisco (2675 Geary Blvd)	—	11,857	4,444	26	11,857	4,470	16,327	229		2006	(4)
Signal Hill	—	10,218	3,118	—	10,218	3,118	13,336	94		2006	(4)
Redding	—	3,075	3,030	—	3,075	3,030	6,105	92		2006	(4)
Mt. Diablo Boulevard, Walnut Creek	—	4,336	1,573	—	4,336	1,573	5,909	19		2007	(4)
Merced	—	1,829	2,022	—	1,829	2,022	3,851	61		2006	(4)
San Bernardino	—	1,651	1,810	—	1,651	1,810	3,461	155		2004	(4)
Orange	—	1,487	1,746	—	1,487	1,746	3,233	149		2004	(4)
Vallejo	—	—	3,123	—	—	3,123	3,123	96		2006	(4)
Corona	—	—	3,073	—	—	3,073	3,073	262		2004	(4)
Westminster	—	1,673	1,192	—	1,673	1,192	2,865	102		2004	(4)
San Bernardino	—	1,598	1,119	—	1,598	1,119	2,717	96		2004	(4)
Costa Mesa	—	2,239	308	—	2,239	308	2,547	26		2004	(4)
Mojave	—	—	2,250	—	—	2,250	2,250	192		2004	(4)
Ontario	—	713	1,522	—	713	1,522	2,235	130		2004	(4)
Barstow	—	856	1,367	—	856	1,367	2,223	117		2004	(4)
Colton	—	1,239	954	—	1,239	954	2,193	81		2004	(4)
Anaheim	—	1,093	1,093	—	1,093	1,093	2,186	93		2004	(4)
Rancho Cucamonga	—	1,051	1,051	—	1,051	1,051	2,102	89		2004	(4)
Garden Grove	—	795	1,254	—	795	1,254	2,049	107		2004	(4)
Costa Mesa	—	1,399	635	—	1,399	635	2,034	54		2004	(4)
Calimesa	—	504	1,463	—	504	1,463	1,967	125		2004	(4)
Santa Ana	—	1,565	377	—	1,565	377	1,942	32		2004	(4)
Moreno Valley	—	639	1,156	—	639	1,156	1,795	99		2004	(4)
Fontana	—	518	1,100	—	518	1,100	1,618	93		2004	(4)
Rialto	—	434	1,173	—	434	1,173	1,607	100		2004	(4)
Desert Hot Springs	—	197	1,355	—	197	1,355	1,552	116		2004	(4)
Beaumont	—	206	1,321	—	206	1,321	1,527	112		2004	(4)
Colton	—	1,158	332	—	1,158	332	1,490	28		2004	(4)
Yucaipa	—	663	426	—	663	426	1,089	36		2004	(4)
Riverside	—	251	783	—	251	783	1,034	66		2004	(4)
Riverside	—	209	704	—	209	704	913	60		2004	(4)
Total California	18,115	69,432	169,090	1,176	69,436	170,262	239,698	7,310

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)				Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land		Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Colorado
Littleton	—		5,867	2,557	—	5,867	2,557	8,424	77		2006	(4)
Grand Junction	—		2,321	2,071	—	2,321	2,071	4,392	63		2006	(4)
Total Colorado	—		8,188	4,628	—	8,188	4,628	12,816	140

Connecticut
Waterbury	5,782	*	667	4,504	4,896	667	9,400	10,067	4,028	1969	1969	(4)
Newington	6,135	*	2,421	1,200	494	2,421	1,694	4,115	465	1965	1965	(4)
Total Connecticut	11,917		3,088	5,704	5,390	3,088	11,094	14,182	4,493

Florida
Tampa	—		3,871	2,532	—	3,871	2,532	6,403	76		2006	(4)
Coral Springs	—		3,942	2,326	—	3,942	2,326	6,268	70		2006	(4)
Vero Beach	—		2,194	1,908	—	2,194	1,908	4,102	58		2006	(4)
Total Florida	—		10,007	6,766	—	10,007	6,766	16,773	204

Illinois
Bourbonnais	—		2,379	3,792	—	2,379	3,792	6,171	115		2006	(4)
Lansing	—		2,264	1,128	—	2,264	1,128	3,392	34		2006	(4)
Total Illinois	—		4,643	4,920	—	4,643	4,920	9,563	149

Iowa
Dubuque	—		—	1,568	—	—	1,568	1,568	48		2006	(4)
Total Iowa	—		—	1,568	—	—	1,568	1,568	48

Maryland
Rockville	14,784		3,470	20,599	181	3,470	20,780	24,250	1,454		2005	(4)
Annapolis	—		—	9,652	—	—	9,652	9,652	1,303		2005	(4)
Baltimore (Towson)	10,672	*	581	3,227	4,878	581	8,105	8,686	3,147	1968	1968	(4)
Wheaton	—		—	5,691	—	—	5,691	5,691	172		2006	(4)
Glen Burnie	5,492	*	462	2,571	535	462	3,106	3,568	2,400	1958	1968	(4)
Total Maryland	30,948		4,513	41,740	5,594	4,513	47,334	51,847	8,476

Massachusetts
Dorchester	—		13,617	4,023	—	13,617	4,023	17,640	122		2006	(4)
Springfield	2,928	*	2,797	2,471	439	2,797	2,910	5,707	286	1993	1966	(4)
Chicopee	—		895	636	74	895	710	1,605	710	1969	1969	(4)
Cambridge	—		—	5	—	—	5	5	—
Total Massachusetts	2,928		17,309	7,135	513	17,309	7,648	24,957	1,118

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)				Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land		Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Michigan
Roseville	—		30	6,128	368	30	6,496	6,526	952		2005	(4)
Battle Creek	—		1,340	2,273	—	1,340	2,273	3,613	69		2006	(4)
Holland	—		637	2,120	—	637	2,120	2,757	64		2006	(4)
Midland	—		—	141	—	—	141	141	5		2006	(4)
Total Michigan	—		2,007	10,662	368	2,007	11,030	13,037	1,090

New Hampshire
Salem	—		6,083	—	—	6,083	—	6,083	—		2006	(4)
Total New Hampshire	—		6,083	—	—	6,083	—	6,083	—

New Jersey
Bergen Town Center	—		19,884	81,723	143,107	19,886	224,828	244,714	8,119	1957	2003	(4)
Union (Springfield Avenue)	—		24,268	43,064	—	24,268	43,064	67,332	544		2007	(4)
North Bergen (Tonnelle Avenue)	—		—	28,564	21,401	—	49,965	49,965	—	2006	2006	(4)
East Rutherford	—		19,916	12,874	—	19,916	12,874	32,790	163		2007	(4)
Lodi (Washington Street)	11,139		7,606	13,125	122	7,606	13,247	20,853	1,025		2004	(4)
Englewood (Shops on Dean)	12,380		10,765	7,151	—	10,765	7,151	17,916	91		2007	(4)
Bricktown	15,276	*	929	11,179	5,616	929	16,795	17,724	7,998	1968	1968	(4)
Totowa	27,674	*	1,102	11,994	4,495	1,099	16,492	17,591	9,808	1957/1999	1957	(4)
East Brunswick	—		2,098	10,949	3,571	2,099	14,519	16,618	6,692	1972	1972	(4)
Manalapan	11,741	*	725	7,189	7,242	1,046	14,110	15,156	7,257	1971	1971	(4)
North Plainfield	10,197	*	500	13,983	203	500	14,186	14,686	8,571	1955	1989	(4)
East Hanover I	25,573	*	476	9,535	4,196	476	13,731	14,207	7,777	1962	1962	(4)
Carlstadt	7,799		—	13,780	—	—	13,780	13,780	44		2007	(4)
Union	31,429	*	3,025	7,470	1,933	3,025	9,403	12,428	3,708	1962	1962	(4)
Hackensack	23,433	*	692	10,219	1,122	692	11,341	12,033	7,639	1963	1963	(4)
East Brunswick	21,330	*	319	6,220	5,482	319	11,702	12,021	8,874	1957	1957	(4)
East Hanover II	—		1,756	8,706	1,193	2,195	9,460	11,655	2,293	1979	1998	(4)
Watchung	12,681	*	4,178	5,463	1,022	4,178	6,485	10,663	2,412	1994	1959	(4)
Cherry Hill	14,049	*	5,864	2,694	1,944	5,864	4,638	10,502	3,433	1964	1964	(4)
South Plainfield	—		—	10,236	—	—	10,236	10,236	129		2007	(4)
Eatontown	—		4,653	4,999	281	4,653	5,280	9,933	288		2005	(4)
Dover	6,885	*	559	6,363	2,992	559	9,355	9,914	4,526	1964	1964	(4)
Lodi (Route 17 North)	8,798	*	238	9,446	—	238	9,446	9,684	1,946	1999	1975	(4)
Jersey City	17,940	*	652	7,495	341	652	7,836	8,488	1,605	1965	1965	(4)
Morris Plains	11,281	*	1,104	6,411	628	1,104	7,039	8,143	6,580	1961	1985	(4)
Marlton	11,416	*	1,611	3,464	2,857	1,611	6,321	7,932	4,596	1973	1973	(4)
Middletown	15,411	*	283	5,248	1,158	283	6,406	6,689	4,198	1963	1963	(4)
Woodbridge	20,716	*	1,509	2,675	1,774	1,539	4,419	5,958	1,867	1959	1959	(4)
Delran	6,022	*	756	4,468	647	756	5,115	5,871	4,374	1972	1972	(4)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)				Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land		Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Lawnside	9,927	*	851	3,164	1,303	851	4,467	5,318	3,203	1969	1969	(4)
Hazlet	—		1,153	3,315	401	1,554	3,315	4,869	42		2007	(4)
Kearny	3,502	*	309	3,376	1,102	309	4,478	4,787	2,453	1938	1959	(4)
Bordentown	7,559	*	713	3,349	686	713	4,035	4,748	3,985	1958	1958	(4)
Turnersville	3,828	*	900	1,342	856	900	2,198	3,098	1,986	1974	1974	(4)
North Bergen (Kennedy Blvd.)	3,714	*	2,308	636	34	2,308	670	2,978	304	1993	1959	(4)
Montclair	1,802	*	66	419	381	66	800	866	624	1972	1972	(4)
Bricktown II	—		462	—	123	462	123	585	—			(4)
Total New Jersey	353,502		122,230	382,288	218,213	123,421	599,310	722,731	129,154

New York
Bruckner Blvd, Bronx	—		86,222	246,482	136	86,222	246,618	332,840	6,160		2007	(4)
Green Acres Mall, Valley Stream	137,331		147,172	134,980	39,222	146,970	174,404	321,374	29,773	1956	1997	(4)
100 West 33rd Street (Manhattan Mall)	72,640		88,595	113,473	13,351	88,595	126,824	215,419	2,758		2007	(4)
Broadway Mall, Hicksville	97,050		126,324	48,904	647	126,326	49,549	175,875	2,459		2005	(4)
Mount Kisco	33,161		17,328	30,671	—	17,328	30,671	47,999	97		2007	(4)
Huntington	15,821		8,005	27,286	—	8,005	27,286	35,291	87		2007	(4)
Staten Island	18,349		11,446	21,262	167	11,446	21,429	32,875	2,104		2004	(4)
Inwood	—		12,419	19,097	517	12,419	19,614	32,033	1,477		2007	(4)
99-01 Queens Boulevard, Queens	—		7,839	20,392	1,010	7,839	21,402	29,241	1,768		2004	(4)
South Hills Mall, Poughkeepsie	—		7,632	7,617	13,906	7,632	21,523	29,155	447		2005	(4)
1750-1780 Gun Hill Road, Bronx	—		1,032	1,908	21,627	1,032	23,535	24,567	119		2005	(4)
West Babylon (Hubbard’s Path)	6,816		4,692	12,909	10	4,692	12,919	17,611	256		2007	(4)
Dewitt	—		—	7,546	—	—	7,546	7,546	235		2006	(4)
Freeport	13,867	*	1,231	4,747	1,483	1,231	6,230	7,461	4,255	1981	1981	(4)
Oceanside	—		2,774	2,369	—	2,774	2,369	5,143	30		2007	(4)
Buffalo (Amherst)	6,565	*	636	4,056	65	636	4,121	4,757	3,728	1968	1968	(4)
Albany (Menands)	5,826	*	460	2,091	2,042	460	4,133	4,593	3,060	1965	1965	(4)
Rochester (Henrietta)	—		—	2,647	1,077	—	3,724	3,724	2,937	1971	1971	(4)
Rochester	—		2,172	213	—	2,172	213	2,385	213	1966	1966	(4)
Commack	—		—	43	—	—	43	43	—		2007	(4)
New Hyde Park	6,999	*	—	4	—	—	4	4	126	1970	1976	(4)
Manhattan
1540 Broadway	—		105,914	214,177	50	105,914	214,227	320,141	10,744		2006	(4)
828-850 Madison Avenue	80,000		107,937	28,261	—	107,937	28,261	136,198	1,825		2005	(4)
4 Union Square South	—		24,079	55,220	114	24,079	55,334	79,413	4,881	1965/2004	1993	(4)
40 East 66th Street	—		13,616	34,635	—	13,616	34,635	48,251	1,604		2005	(4)
25 West 14th Street	—		29,169	17,878	320	29,169	18,198	47,367	1,711		2004	(4)
155 Spring Street	—		16,599	27,622	290	16,599	27,912	44,511	447		2007	(4)
435 Seventh Avenue	—		19,893	19,091	—	19,893	19,091	38,984	2,573		1997	(4)
478-486 Broadway	—		10,275	4,393	17,986	10,275	22,379	32,654	52		2007	(4)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)				Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land		Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
692 Broadway	—		6,053	22,908	55	6,053	22,963	29,016	1,385		2005	(4)
715 Lexington Avenue	—		—	26,903	—	—	26,903	26,903	2,186	1923	2001	(4)
211-217 Columbus Avenue	—		18,907	7,316	237	18,907	7,553	26,460	431		2005	(4)
484-486 Broadway	—		5,730	6,834	12,152	5,730	18,986	24,716	90		2007	(4)
677-679 Madison Avenue	—		13,070	9,640	283	13,070	9,923	22,993	353		2006	(4)
431 Seventh Avenue	—		13,409	2,688	—	13,409	2,688	16,097	45		2007	(4)
1135 Third Avenue	—		7,844	7,844	—	7,844	7,844	15,688	1,961		1997	(4)
387 West Broadway	—		5,858	7,662	363	5,858	8,025	13,883	691		2004	(4)
122-124 Spring Street	—		3,568	9,627	—	3,568	9,627	13,195	481		2006	(4)
488 Eighth Avenue	—		1,277	11,139	—	4,906	7,510	12,416	56		2007	(4)
386 West Broadway	4,668		2,624	6,160	—	2,624	6,160	8,784	466		2004	(4)
484 Eighth Avenue	—		3,856	762	—	3,856	762	4,618	205		1997	(4)
825 Seventh Avenue	—		1,483	697	—	1,483	697	2,180	188		1997	(4)
7 West 34th Street	—		—	37	—	—	37	37	—		2007	(4)
Total New York	499,093		937,140	1,230,191	127,110	940,569	1,353,872	2,294,441	94,464

Pennsylvania
Wilkes Barre	22,266		16,064	17,536	—	16,064	17,536	33,600	17		2005	(4)
10 and Market Streets, Philadelphia	8,389	*	933	23,650	5,972	933	29,622	30,555	4,785	1977	1994	(4)
Allentown	21,775	*	334	15,580	300	334	15,880	16,214	9,516	1957	1957	(4)
Bensalem	6,018	*	2,727	6,698	1,579	2,728	8,276	11,004	1,870	1972/1999	1972	(4)
Bethlehem	3,809	*	827	5,200	546	822	5,751	6,573	5,672	1966	1966	(4)
York	3,851	*	409	2,568	1,853	409	4,421	4,830	2,789	1970	1970	(4)
Wyomissing	—		—	2,646	2,113	—	4,759	4,759	1,133		2005	(4)
Broomall	9,158	*	850	2,171	738	850	2,909	3,759	2,770	1966	1966	(4)
Lancaster	—		3,140	63	436	3,141	498	3,639	385	1966	1966	(4)
Upper Moreland	6,511	*	683	1,868	900	683	2,768	3,451	2,438	1974	1974	(4)
Glenolden	6,869	*	850	1,820	472	850	2,292	3,142	1,590	1975	1975	(4)
Levittown	3,077	*	183	1,008	364	183	1,372	1,555	1,365	1964	1964	(4)
Springfield	—		—	305	—	—	305	305	—
Total Pennsylvania	91,723		27,000	81,113	15,273	26,997	96,389	123,386	34,330

South Carolina
Charleston	—		—	3,854	—	—	3,854	3,854	117		2006	(4)
Total South Carolina	—		—	3,854	—	—	3,854	3,854	117

Tennessee
Antioch	—		1,613	2,530	—	1,613	2,530	4,143	76		2006	(4)
Total Tennessee	—		1,613	2,530	—	1,613	2,530	4,143	76

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Texas
Abilene	—	582	1,247	—	582	1,247	1,829	38		2006	(4)
Texarkana	—	—	485	—	—	485	485	15		2006	(4)
Total Texas	—	582	1,732	—	582	1,732	2,314	53

Utah
Ogden	—	1,818	2,578	—	1,818	2,578	4,396	38		2007	(4)
Total Utah	—	1,818	2,578	—	1,818	2,578	4,396	38

Virginia
Springfield (Springfield Mall)	187,193	34,323	261,775	7,519	34,323	269,294	303,617	12,861		2007	(4)
Loisdale	—	845	4,189	—	845	4,189	5,034	17		2006	(4)
Norfolk	—	—	3,927	15	—	3,942	3,942	1,259		2005	(4)
Total Virginia	187,193	35,168	269,891	7,534	35,168	277,425	312,593	14,137

Washington
Bellingham	—	1,942	2,265	—	1,942	2,265	4,207	33		2007	(4)
Total Washington	—	1,942	2,265	—	1,942	2,265	4,207	33

Washington D.C
3040 M Street	—	7,830	27,490	—	7,830	27,490	35,320	1,287		2006	(4)
Total Washington D.C.	—	7,830	27,490	—	7,830	27,490	35,320	1,287

Wisconsin
Fond Du Lac	—	—	186	—	—	186	186	6		2006	(4)
Total Washington D.C.	—	—	186	—	—	186	186	6

Puerto Rico (San Juan)
Las Catalinas	62,130	15,280	64,370	7,369	15,282	71,737	87,019	16,201	1966	2002	(4)
Montehiedra	120,000	9,182	66,751	3,542	9,183	70,292	79,475	18,702	1966	1997	(4)
Total Puerto Rico	182,130	24,462	131,121	10,911	24,465	142,029	166,494	34,903

Total Retail Properties	1,377,549	1,285,055	2,387,452	392,082	1,289,679	2,774,910	4,064,589	331,626

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Merchandise Mart Properties
Illinois
Merchandise Mart,
Chicago	550,000	64,528	319,146	138,296	64,535	457,435	521,970	101,789	1930	1998	(4)
350 West Mart Center,
Chicago	—	14,238	67,008	77,625	14,246	144,625	158,871	36,315	1977	1998	(4)
527 W. Kinzie,
Chicago	—	5,166	—	—	5,166	—	5,166	—			(4)

Washington D.C.
Washington Office Center	—	10,719	69,658	7,214	10,719	76,872	87,591	19,360	1990	1998	(4)
Washington Design Center	45,679	12,274	40,662	13,180	12,274	53,842	66,116	14,486	1919	1998	(4)

North Carolina
Market Square Complex,
High Point	221,258	13,038	102,239	77,621	15,047	177,851	192,898	37,786	1902-1989	1998	(4)

New York
7 West 34th Street	—	34,614	94,167	35,136	34,614	129,303	163,917	19,905	1901	2000	(4)

Massachusetts
Boston Design Center	71,750	—	93,915	4,218	—	98,133	98,133	5,089	1918	2005	(4)

California
L.A. Mart	—	10,141	43,422	23,061	10,141	66,483	76,624	12,850	1958	2000	(4)

Total Merchandise Mart	888,687	164,718	830,217	376,351	166,742	1,204,544	1,371,286	247,580

Temperature Controlled Logistics:
Alabama
Albertville	—	540	6,106	7,663	718	13,591	14,309	1,963	2006	1997	(4)
Montgomery	—	13	5,814	5,646	—	11,473	11,473	7,419		1997	(4)
Birmingham	2,810	861	4,376	556	874	4,919	5,793	1,534		1997	(4)
Total Alabama	2,810	1,414	16,296	13,865	1,592	29,983	31,575	10,916

Arizona
Phoenix	9,400	590	12,087	657	749	12,585	13,334	5,561		1998	(4)
Total Arizona	9,400	590	12,087	657	749	12,585	13,334	5,561

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Arkansas
Springdale	13,640	864	16,312	409	891	16,694	17,585	5,327		1998	(4)
Russellville Freezer	—	906	13,754	2,141	907	15,894	16,801	4,817		1998	(4)
Russellville Valley	18,865	1,522	14,552	54	1,522	14,606	16,128	5,708		1998	(4)
West Memphis	19,096	1,278	13,434	750	1,295	14,167	15,462	4,065		1997	(4)
Texarkana	19,250	537	7,922	286	625	8,120	8,745	4,207		1998	(4)
Fort Smith	8,760	255	3,957	401	255	4,358	4,613	1,206		1997	(4)
Total Arkansas	79,611	5,362	69,931	4,041	5,495	73,839	79,334	25,330

California
Ontario	—	1,006	20,683	11,023	—	32,712	32,712	11,080		1997	(4)
Victorville	—	3,703	19,655	249	3,746	19,861	23,607	455		2007	(4)
Watsonville	—	1,097	7,415	10,617	—	19,129	19,129	7,075		1997	(4)
Turlock, CA	14,751	353	9,906	520	369	10,410	10,779	3,179		1997	(4)
Turlock, CA	—	662	16,496	(8,491)	1,099	7,568	8,667	2,634		1997	(4)
Ontario	—	—	—	—	—	—	—	—			(4)
Total California	14,751	6,821	74,155	13,918	5,214	89,680	94,894	24,423

Florida
Tampa	—	108	7,332	980	146	8,274	8,420	3,007		1997	(4)
Bartow	—	32	5,612	718	—	6,362	6,362	2,308		1997	(4)
Plant City	—	283	2,212	1,540	304	3,731	4,035	1,278		1997	(4)
Total Florida	—	423	15,156	3,238	450	18,367	18,817	6,593

Georgia
Atlanta	25,000	3,490	38,488	2,280	3,798	40,460	44,258	11,012		1997	(4)
Atlanta	—	—	37,133	431	—	37,564	37,564	749		1997	(4)
Atlanta	15,200	4,442	18,373	2,430	4,740	20,505	25,245	6,116		1997	(4)
Thomasville	21,868	763	21,504	388	847	21,808	22,655	5,980		1998	(4)
Atlanta	20,000	2,201	6,767	7,805	2,201	14,572	16,773	5,282		2006	(4)
Atlanta	21,000	—	—	10,235	1,298	8,937	10,235	1,666		2001	(4)
Montezuma	—	66	6,079	1,011	66	7,090	7,156	1,856		1997	(4)
Augusta	2,400	260	3,307	1,300	287	4,580	4,867	1,820		1997	(4)
Atlanta	—	700	3,754	280	712	4,022	4,734	1,152		1997	(4)
Total Georgia	105,468	11,922	135,405	26,160	13,949	159,538	173,487	35,633

Idaho
Burley	—	409	36,098	2,775	—	39,282	39,282	13,675		1997	(4)
Nampa	12,782	1,986	15,675	1,226	2,031	16,856	18,887	4,891		1997	(4)
Total Idaho	12,782	2,395	51,773	4,001	2,031	56,138	58,169	18,566

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Illinois
Rochelle	—	1,570	30,357	341	1,587	30,681	32,268	770		2006	(4)
Rochelle	—	2,449	19,315	2,956	2,622	22,098	24,720	7,937		1997	(4)
East Dubuque	18,000	506	8,792	—	506	8,792	9,298	5,086		1998	(4)
Total Illinois	18,000	4,525	58,464	3,297	4,715	61,571	66,286	13,793

Indiana
Indianapolis	52,000	2,021	26,569	3,082	2,325	29,347	31,672	8,363		1997	(4)
Total Indiana	52,000	2,021	26,569	3,082	2,325	29,347	31,672	8,363

Iowa
Bettendorf	6,600	1,275	12,203	1,730	1,405	13,803	15,208	4,467		1997	(4)
Fort Dodge	8,000	1,488	3,205	644	1,743	3,594	5,337	2,607		1997	(4)
Total Iowa	14,600	2,763	15,408	2,374	3,148	17,397	20,545	7,074

Kansas
Garden City	18,400	159	15,740	2,413	394	17,918	18,312	4,518		1998	(4)
Wichita	10,626	423	5,216	1,021	820	5,840	6,660	1,653		1997	(4)
Total Kansas	29,026	582	20,956	3,434	1,214	23,758	24,972	6,171

Kentucky
Sebree	8,701	42	10,401	172	100	10,515	10,615	2,282		1998	(4)
Total Kentucky	8,701	42	10,401	172	100	10,515	10,615	2,282

Maine
Portland	—	1	4,812	23	2	4,834	4,836	1,820		1997	(4)
Total Maine	—	1	4,812	23	2	4,834	4,836	1,820

Massachusetts
Gloucester	—	1,826	12,271	1,389	1,853	13,633	15,486	4,823		1997	(4)
Gloucester	—	1,629	10,541	1,762	1,639	12,293	13,932	3,744		1997	(4)
Gloucester	—	2,274	8,327	1,026	2,410	9,217	11,627	4,728		1997	(4)
Boston	6,850	1,464	7,770	453	1,500	8,187	9,687	3,628		1997	(4)
Total Massachusetts	6,850	7,193	38,909	4,630	7,402	43,330	50,732	16,923

Missouri
Carthage	128,000	1,417	68,698	34,032	11,757	92,390	104,147	30,466		1998	(4)
Marshall	8,650	580	9,839	477	638	10,258	10,896	2,968		1997	(4)
Kansas City	—	—	—	1,965	1,965	—	1,965	916		2003	(4)
Total Missouri	136,650	1,997	78,537	36,474	14,360	102,648	117,008	34,350

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Mississippi
West Point	19,920	69	11,495	404	75	11,893	11,968	6,032		1998	(4)
Total Mississippi	19,920	69	11,495	404	75	11,893	11,968	6,032

Nebraska
Fremont	17,530	13	12,817	660	26	13,464	13,490	3,514		1998	(4)
Grand Island	—	31	582	5,927	—	6,540	6,540	1,823		1997	(4)
Total Nebraska	17,530	44	13,399	6,587	26	20,004	20,030	5,337

New York
Syracuse	16,170	1,930	31,749	2,179	1,999	33,859	35,858	9,927		1997	(4)
Total New York	16,170	1,930	31,749	2,179	1,999	33,859	35,858	9,927

North Carolina
Tarboro	26,570	—	2,160	18,796	—	20,956	20,956	4,222		1997	(4)
Charlotte	6,230	1,068	12,296	1,262	1,245	13,381	14,626	3,939		1997	(4)
Charlotte	—	80	—	(80)	—	—	—	—		1997	(4)
Total North Carolina	32,800	1,148	14,456	19,978	1,245	34,337	35,582	8,161

Ohio
Massillon	—	—	—	11,745	—	11,745	11,745	2,168	2000		(4)
Total Ohio	—	—	—	11,745	—	11,745	11,745	2,168

Oklahoma
Oklahoma City	—	244	2,450	363	325	2,732	3,057	862		1997	(4)
Total Oklahoma	—	244	2,450	363	325	2,732	3,057	862

Oregon
Salem	42,230	2,721	27,089	680	2,860	27,630	30,490	8,080		1997	(4)
Woodburn	11,781	1,084	28,130	437	1,084	28,567	29,651	11,729		1997	(4)
Ontario	—	1,031	21,896	2,747	—	25,674	25,674	9,686		1997	(4)
Hermiston	26,650	1,063	23,105	236	1,191	23,213	24,404	7,493		1997	(4)
Milwaukee	19,450	1,776	16,546	1,089	1,840	17,571	19,411	5,823		1997	(4)
Total Oregon	100,111	7,675	116,766	5,189	6,975	122,655	129,630	42,811

Pennsylvania
Fogelsville	—	9,757	43,633	2,910	9,711	46,589	56,300	17,755		1997	(4)
York	—	5,600	28,172	431	5,661	28,542	34,203	357		2007	(4)
Leesport	25,790	2,823	20,698	1,433	3,214	21,740	24,954	6,469		1997	(4)
Total Pennsylvania	25,790	18,180	92,503	4,774	18,586	96,871	115,457	24,581

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
South Carolina
Columbia	—	360	4,518	147	390	4,635	5,025	1,373		1997	(4)
Total South Carolina	—	360	4,518	147	390	4,635	5,025	1,373

South Dakota
Sioux Falls	—	59	14,132	1,148	125	15,214	15,339	4,146		1998	(4)
Total South Dakota	—	59	14,132	1,148	125	15,214	15,339	4,146

Tennessee
Murfreesboro	32,400	937	12,568	5,802	1,427	17,880	19,307	4,975		1997	(4)
Memphis	—	699	11,484	1,226	1,111	12,298	13,409	3,375		1997	(4)
Memphis	—	80	—	—	80	—	80	—		1997	(4)
Total Tennessee	32,400	1,716	24,052	7,028	2,618	30,178	32,796	8,350

Texas
Ft. Worth	—	3,358	26,305	363	3,394	26,632	30,026	722		2006	(4)
Amarillo	24,948	106	18,549	614	132	19,137	19,269	6,030		1998	(4)
Ft. Worth	27,680	—	208	9,559	2,292	7,475	9,767	1,649		1998	(4)
Total Texas	52,628	3,464	45,062	10,536	5,818	53,244	59,062	8,401

Utah
Clearfield	43,840	1,348	24,605	969	1,665	25,257	26,922	7,137		1997	(4)
Total Utah	43,840	1,348	24,605	969	1,665	25,257	26,922	7,137

Virginia
Strasburg	27,600	—	—	16,025	1,209	14,816	16,025	3,337		1999	(4)
Norfolk	6,700	1,033	5,731	649	1,106	6,307	7,413	1,714		1997	(4)
Total Virginia	34,300	1,033	5,731	16,674	2,315	21,123	23,438	5,051

Washington
Moses Lake	30,080	659	32,910	343	670	33,242	33,912	8,149		1997	(4)
Connell	29,414	357	20,825	183	357	21,008	21,365	5,241		1997	(4)
Burlington	14,730	756	13,092	275	768	13,355	14,123	2,735		1997	(4)
Walla Walla	4,810	954	10,992	(156)	731	11,059	11,790	4,608		1997	(4)
Pasco	18,850	9	690	9,325	9	10,015	10,024	2,224		1997	(4)
Wallula	5,200	125	7,705	169	128	7,871	7,999	2,845		1997	(4)
Total Washington	103,084	2,860	86,214	10,139	2,663	96,550	99,213	25,802

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation
Description	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed (5)
Wisconsin
Plover	43,320	865	44,544	1,197	942	45,664	46,606	12,115		1997	(4)
Tomah	22,520	219	16,990	300	220	17,289	17,509	4,892		1997	(4)
Babcock	14,938	—	—	5,898	346	5,552	5,898	1,285		1999	(4)
Total Wisconsin	80,778	1,084	61,534	7,395	1,508	68,505	70,013	18,292

Total Temperature Controlled Logistics	1,050,000	89,265	1,177,525	224,621	109,079	1,382,332	1,491,411	396,229

Warehouse/Industrial
New Jersey
East Hanover	25,656	576	7,752	7,642	691	15,279	15,970	14,753	1972	1972	(4)
Garfield	—	96	8,068	10,781	45	18,900	18,945	14,781	1979	1998	(4)
Edison	—	704	2,839	1,713	704	4,552	5,256	4,111	1962	1962	(4)
Total Warehouse/Industrial	25,656	1,376	18,659	20,136	1,440	38,731	40,171	33,645

Other Properties
Wasserman	94,626	28,052	—	191,896	87,702	132,246	219,948	6,803		2005	(4)
Hotel Pennsylvania	—	29,903	121,712	38,805	29,903	160,517	109,420	53,185	1919	1997	(4)
220 Central Park South	128,998	115,720	16,420	60,355	115,720	76,775	192,495	9,389		2005	(4)
40 East 66th Residential	—	35,649	79,348	34,850	42,429	107,418	149,847	1,312		2005	(4)
677-679 Madison	—	1,462	1,058	1,294	2,212	1,602	3,814	48		2006	(4)
Total Other Properties	223,624	210,786	218,538	327,200	277,966	478,558	756,524	70,737

Leasehold Improvements
Equipment and Other	—	—	—	441,787	—	441,787	441,787	240,440

TOTAL
DECEMBER 31, 2007	$8,836,354	4,652,365	11,408,784	2,911,287	4,706,653	14,265,783	18,972,436	2,407,140

*These encumbrances are cross-collateralized under a blanket mortgage in the amount of $455,907 as of December 31, 2007.

Notes:

(1)	Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date see Column H.
(2)	The net basis of the company’s assets and liabilities for tax purposes is approximately $3.4 billion lower than the amount reported for financial statement purposes.
(3)	Date of original construction — many properties have had substantial renovation or additional construction — see Column D.
(4)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2007	2006	2005
Real Estate
Balance at beginning of period	$13,433,370	$11,252,032	$9,589,431
Additions during the period:
Land	1,956,602	552,381	589,148
Buildings & improvements	3,617,881	1,860,881	1,103,363
	19,007,853	13,665,294	11,281,942
Less: Assets sold and written-off	35,417	231,924	29,910
Balance at end of period	$18,972,436	$13,433,370	$11,252,032

Accumulated Depreciation
Balance at beginning of period	$1,961,974	$1,653,572	$1,393,900
Additions charged to operating expenses	445,150	353,473	296,633
Additions due to acquisitions	20,817	—	—
	2,427,941	2,007,045	1,690,533
Less: Accumulated depreciation on assets sold and written-off	20,801	45,071	36,961
Balance at end of period	$2,407,140	$1,961,974	$1,653,572

EXHIBIT INDEX

Exhibit No.
3.1		-

Articles of Restatement of Vornado Realty Trust, as filed with the State
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

*

3.2		-

Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

*

3.3		-

Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.4		-

Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.5		-

Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

*

3.6		-

Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

*

3.7		-

Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

*

3.8		-

Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

*

3.9		-

Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

*

3.10		-

Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

*

3.11		-

Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

*

3.12		-

Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

*

3.13		-

Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

*

	*		_______________________ Incorporated by reference.

3.14		-

Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

*

3.15		-

Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

*

3.16		-

Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

*

3.17		-

Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

*

3.18		-

Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

*

3.19		-

Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on October 12, 2001

*

3.20		-

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 12, 2001

*

3.21		-

Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

*

3.22		-

Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

*

3.23		-

Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

*

3.24		-

Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

*

3.25		-

Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

*

3.26		-

Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

*

3.27		-

Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

*

	*		_______________________ Incorporated by reference.

3.28		-

Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

*

3.29		-

Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.30		-

Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

*

3.31		-

Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

*

3.32		-

Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

*

3.33		-

Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

*

3.34		-

Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 -
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

*

3.35		-

Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

*

3.36		-

Thirty-Third Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

*

3.37		-

Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

*

3.38		-

Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

*

3.39		-

Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

*

3.40		-

Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

*

	*		_______________________ Incorporated by reference.

3.41		-

Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

*

3.42		-

Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

*

3.43		-

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

Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

*

10.4		-

Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,
1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.5		-

Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.6		-

Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.7	**	-

Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

*

10.8		-

Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents
and Fixture Filing, dated as of March 1, 2000, between Entities named therein
(as Mortgagors) and Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
1999 (File No. 001-11954), filed on March 9, 2000

*

10.9	**	-

Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005 –
Incorporated by reference to Exhibit 10.15 to Vornado Realty Trust Annual Report on
Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on
February 28, 2006

*

10.10	**	-

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust
- Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

*

10.11		-

Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty
Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E.
Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on January 16, 2002

*

10.12		-

Registration Rights Agreement, dated January 1, 2002, between Vornado Realty Trust and the holders of the Units listed on Schedule A thereto - Incorporated by reference to
Exhibit 10.2 to Vornado Realty Trust’s Current Report on Form 8-K/A
(File No. 1-11954), filed on March 18, 2002

*

10.13		-

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

10.14	**	-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated
March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(File No. 001-11954), filed on May 1, 2002

*

10.15	**	-

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado
Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.16		-

Registration Rights Agreement, dated as of July 21, 1999, by and between Vornado Realty
Trust and the holders of Units listed on Schedule A thereto - Incorporated by reference to
Exhibit 10.2 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-102217), filed on December 26, 2002

*

10.17		-

Form of Registration Rights Agreement between Vornado Realty Trust and the holders of
Units listed on Schedule A thereto - Incorporated by reference to Exhibit 10.3 to Vornado
Realty Trust’s Registration Statement on Form S-3 (File No. 333-102217), filed on
December 26, 2002

*

10.18		-

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

*

10.19		-

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by
reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.20		-

Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc., the subsidiaries party thereto and Vornado
Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander’s
Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.21		-

59th Street Management and Development Agreement, dated as of July 3, 2002, by and between 731 Residential LLC, 731 Commercial LLC and Vornado Management Corp. -
Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander’s Inc.’s Quarterly Report
for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.22		-

Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty
Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

*

10.23	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216) filed December 26, 2002	*

10.24		-

Registration Rights Agreement by and between Vornado Realty Trust and Bel Holdings LLC dated as of November 17, 2003 – Incorporated by reference to Exhibit 10.68 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003
(File No. 001-11954), filed on March 3, 2004

*

10.25		-

Registration Rights Agreement, dated as of May 27, 2004, by and between Vornado Realty
Trust and 2004 Realty Corp. – Incorporated by reference to Exhibit 10.75 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

*

10.26		-

Registration Rights Agreement, dated as of December 17, 2004, by and between Vornado
Realty Trust and Montebello Realty Corp. 2002 – Incorporated by reference to Exhibit
10.76 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2004 (File No. 001-11954), filed on February 25, 2005

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.27	**	-

Form of Stock Option Agreement between the Company and certain employees –
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

*

10.28	**	-

Form of Restricted Stock Agreement between the Company and certain employees –
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

*

10.29	**	-

Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated
February 22, 2005 and effective as of January 1, 2005 – Incorporated by reference to
Exhibit 10.76 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005

*

10.30		-

Contribution Agreement, dated May 12, 2005, by and among Robert Kogod, Vornado Realty
L.P. and certain Vornado Realty Trust’s affiliates – Incorporated by reference to Exhibit
10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2005 (File No. 001-11954), filed on February 28, 2006

*

10.31	**	-

Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan –
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

*

10.32	**	-

Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

*

10.33	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on May 1, 2006	*

10.34		-

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
LLC, as Documentation Agents and Vornado Realty Trust – Incorporated by reference to
Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on
June 28, 2006

*

10.35	**	-

Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

*

10.36	**	-

Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

*

10.37		-

Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan
Chase Bank – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(File No. 001-11954), filed on October 31, 2006

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.38	**	-

Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

*

10.39	**	-

Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

*

10.40	**	-

Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

*

10.41		-

Stock Purchase Agreement between the Sellers identified and Vornado America LLC, as the
Buyer, dated as of March 5, 2007 – Incorporated by reference to Exhibit 10.45 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2007 (File No. 001-11954), filed on May 1, 2007

*

10.42	**	-

Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

*

10.43		-

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
- Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report
on Form 8-K (File No. 001-11954), filed on October 4, 2007

*

10.44		-

Second Amendment to Revolving Credit Agreement, dated as of September 28, 2007, by and among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as
Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on October 4, 2007

*

10.45		-	Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted LTIP Unit Agreement

12		-	Computation of Ratios

21		-	Subsidiaries of the Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.