Form 10-Q
period 2008-06-30
VORNADO REALTY TRUST
filed 2008-08-05
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 894-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, 153,889,331 of the registrant’s common shares of beneficial interest are outstanding.

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)
ASSETS	June 30, 2008	December 31, 2007
Real estate, at cost:
Land	$4,417,348	$4,576,479
Buildings and improvements	11,720,752	11,523,977
Development costs and construction in progress	1,087,294	821,991
Leasehold improvements and equipment	109,711	106,060
Total	17,335,105	17,028,507
Less accumulated depreciation and amortization	(1,969,257)	(1,802,055)
Real estate, net	15,365,848	15,226,452
Cash and cash equivalents	1,712,032	1,154,595
Escrow deposits and restricted cash	384,019	378,732
Marketable securities	275,629	322,992
Accounts receivable, net of allowance for doubtful accounts of $23,181 and $19,151	163,190	168,183
Investments in partially owned entities, including Alexander’s of $140,400 and $122,797	1,079,359	1,206,742
Investment in Toys “R” Us	343,116	298,089
Mezzanine loans receivable	466,674	492,339
Receivable arising from the straight-lining of rents, net of allowance of $3,403 and $3,076	551,792	513,137
Deferred leasing and financing costs, net of accumulated amortization of $146,760 and $123,624	303,132	273,958
Assets related to discontinued operations	112,164	1,632,318
Due from officers	13,185	13,228
Other assets	731,433	798,170
	$21,501,573	$22,478,935
LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes and mortgages payable	$8,661,452	$7,938,457
Convertible senior debentures	2,365,237	2,360,412
Senior unsecured notes	698,964	698,656
Exchangeable senior debentures	493,679	492,857
Revolving credit facility debt	—	405,656
Accounts payable and accrued expenses	515,863	480,123
Deferred credit	780,225	848,852
Officers’ deferred compensation plan	81,824	67,714
Deferred tax liabilities	19,698	241,895
Other liabilities	151,767	118,983
Liabilities related to discontinued operations	750	1,332,630
Total liabilities	13,769,459	14,986,235
Minority interest, including unitholders in the Operating Partnership	1,383,350	1,374,301
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 33,958,724 and 33,980,362 shares	824,013	825,095
Common shares of beneficial interest: $.04 par value per share; authorized, 250,000,000 shares; issued and outstanding 153,889,331 and 153,076,606 shares	6,216	6,140
Additional capital	5,382,214	5,339,570
Earnings in excess of (less than) distributions	164,652	(82,178)
Accumulated other comprehensive (loss) income	(28,331)	29,772
Total shareholders’ equity	6,348,764	6,118,399
	$21,501,573	$22,478,935

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2008	2007	2008	2007
REVENUES:
Property rentals	$558,855	$481,131	$1,092,289	$912,739
Tenant expense reimbursements	84,898	77,267	172,058	149,690
Fee and other income	30,612	24,822	59,300	53,843
Total revenues	674,365	583,220	1,323,647	1,116,272
EXPENSES:
Operating	256,358	227,212	517,609	438,961
Depreciation and amortization	130,948	110,768	261,558	198,921
General and administrative	50,285	49,789	99,670	90,203
Costs of acquisitions not consummated	726	—	3,009	8,807
Total expenses	438,317	387,769	881,846	736,892
Operating income	236,048	195,451	441,801	379,380
Income applicable to Alexander’s	15,351	9,484	23,280	23,003
(Loss) income applicable to Toys “R” Us	(30,711)	(20,029)	49,651	38,632
Income (loss) from partially owned entities	4,285	8,195	(26,068)	16,890
Interest and other investment income	23,793	119,689	37,897	173,193
Interest and debt expense (including amortization of deferred financing costs of $4,681 and $3,676 in each three-month period, respectively, and $8,924 and $7,514 in each six-month period, respectively)	(150,316)	(140,293)	(298,495)	(270,991)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	15,778	3,386	16,687
Minority interest of partially owned entities	1,837	1,346	2,243	1,696
Income before income taxes	103,673	189,621	233,695	378,490
Income tax (expense) benefit	(4,915)	(2,508)	212,414	(2,597)
Income from continuing operations	98,758	187,113	446,109	375,893
Income from discontinued operations, net of minority interest	53,005	478	154,340	624
Income before allocation to minority limited partners	151,763	187,591	600,449	376,517
Minority limited partners’ interest in the Operating Partnership	(7,285)	(16,852)	(38,955)	(34,029)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(4,819)	(9,637)	(9,637)
Net income	139,660	165,920	551,857	332,851
Preferred share dividends	(14,274)	(14,295)	(28,549)	(28,591)
NET INCOME applicable to common shares	$125,386	$151,625	$523,308	$304,260

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$0.48	$1.00	$2.40	$2.01
Income from discontinued operations	0.34	—	1.01	—
Net income per common share	$0.82	$1.00	$3.41	$2.01

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$0.46	$0.96	$2.32	$1.92
Income from discontinued operations	0.33	—	0.94	—
Net income per common share	$0.79	$0.96	$3.26	$1.92

DIVIDENDS PER COMMON SHARE	$0.90	$0.85	$1.80	$1.70

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Cash Flows from Operating Activities:
Net income	$551,857	$332,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	291,689	249,259
Write-off of deferred tax liability	(222,174)	—
Net gain on sale of Americold	(112,690)	—
Equity in income of partially owned entities, including Alexander’s and Toys	(81,431)	(79,333)
Net gains on sale of real estate	(57,411)	—
Minority limited partners’ interest in the Operating Partnership	55,035	34,022
Amortization of below market leases, net	(49,129)	(34,322)
Straight-lining of rental income	(40,710)	(42,128)
Write-off of pre-development costs	34,200	—
Net losses (gains) from derivative positions	21,830	(81,454)
Distributions of income from partially owned entities	20,051	11,767
Other non-cash adjustments	15,994	10,481
Perpetual preferred unit distributions of the Operating Partnership	9,637	9,637
Marketable equity security – impairment loss	9,073	—
Minority interest of partially owned entities	(5,818)	(8,232)
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	(3,386)	(16,687)
Write-off for costs of acquisitions not consummated	3,009	8,707
Loss on early extinguishment of debt and write-off of unamortized financing costs	—	5,969
Changes in operating assets and liabilities:
Accounts receivable, net	7,029	4,744
Other assets	(17,542)	(31,288)
Accounts payable and accrued expenses	10,304	(78,829)
Other liabilities	14,099	4,274
Net cash provided by operating activities	453,516	299,438
Cash Flows from Investing Activities:
Proceeds from sales of real estate and real estate related investments	350,591	—
Development costs and construction in progress	(253,159)	(140,253)
Distributions of capital from partially owned entities	140,069	8,997
Investments in partially owned entities	(96,277)	(166,611)
Additions to real estate	(97,804)	(76,164)
Proceeds received from repayment of notes and mortgage loans receivable	50,951	113,291
Acquisitions of real estate and other	(32,484)	(2,585,928)
Deposits in connection with real estate acquisitions, including pre-acquisition costs	(9,185)	(20,691)
Proceeds from sales of, and return of investment in, marketable securities	8,338	36,253
Investments in notes and mortgage loans receivable	(7,397)	(204,914)
Cash restricted, including mortgage escrows	(16,340)	18,473
Purchases of marketable securities	(2,140)	(151,024)
Proceeds received from Officer loan repayment	—	2,000
Net cash provided by (used in) investing activities	35,163	(3,166,571)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Six Months Ended June 30,
	2008	2007
Cash Flows from Financing Activities:
Proceeds from borrowings	1,215,500	2,510,217
Repayments of borrowings	(793,599)	(714,873)
Dividends paid on common shares	(276,478)	(257,943)
Distributions to minority partners	(47,083)	(41,929)
Dividends paid on preferred shares	(28,567)	(28,645)
Debt issuance costs	(13,155)	(8,156)
Proceeds from exercise of share options and other	12,140	5,304
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	—	(86,653)
Net cash provided by financing activities	68,758	1,377,322
Net increase (decrease) in cash and cash equivalents	557,437	(1,489,811)
Cash and cash equivalents at beginning of period	1,154,595	2,233,317
Cash and cash equivalents at end of period	$1,712,032	$743,506

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $31,817 and $22,640)	$316,642	$289,832
Cash payments for income taxes	$4,078	$3,402

Non-Cash Transactions:
Financing assumed in acquisitions	$—	$1,296,398
Marketable securities transferred in connection with the defeasance of mortgage notes payable	—	86,653
Mortgage notes payable defeased	—	83,542
Conversion of Class A Operating Partnership units to common shares	23,819	30,885
Unrealized net loss on securities available for sale	(33,737)	(26,970)
Operating partnership units issued in connection with acquisitions	—	22,382
Increases in assets and liabilities resulting from the consolidation of our 50% investment in H Street partially owned entities upon acquisition of the remaining 50% interest on April 30, 2007:
Real estate, net	—	342,764
Restricted cash	—	369
Other assets	—	11,648
Notes and mortgages payable	—	55,272
Accounts payable and accrued expenses	—	3,101
Deferred credit	—	2,407
Deferred tax liabilities	—	112,797
Other liabilities	—	71

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Vornado Realty Trust is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). All references to “our,” “we,” “us,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries. We are the sole general partner of, and owned approximately 90.3% of the common limited partnership interest in, the Operating Partnership at June 30, 2008.

Substantially all of Vornado Realty Trust’s assets are held through subsidiaries of the Operating Partnership. Accordingly, Vornado Realty Trust’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the operating results for the full year.

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

Certain prior year balances related to discontinued operations and income tax (expense) benefit have been reclassified in order to conform to current year presentation.

In connection with purchase accounting for H Street, in July 2005 and April 2007 we recorded an aggregate of $222,174,000 of deferred tax liabilities representing the differences between the tax basis and the book basis of the acquired assets and liabilities multiplied by the effective tax rate. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we had completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, we reversed the deferred tax liabilities and recognized an income tax benefit of $222,174,000 in our consolidated statement of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist of (i) marketable equity securities–available for sale, (ii) derivative positions in marketable equity securities and (iii) the assets of our officers’ deferred compensation plan (primarily marketable equity securities and equity investments in partially owned entities), for which there is a corresponding liability on our consolidated balance sheet. Financial assets and liabilities carried at fair value as of June 30, 2008 are presented in the table below based on the hierarchy used to measure fair value:

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$178,181	$178,181	$—	$—
Officers’ deferred compensation plan assets	81,824	40,796	—	41,028	(2)
Interest rate caps	27	—	27	—
Total Assets, reported at fair value (1)	$260,032	$218,977	$27	$41,028

Derivative positions in marketable equity securities	$4,996	$—	$4,996	$—
Officers’ deferred compensation plan liabilities	81,824	40,796	—	41,028	(2)
Total Liabilities, reported at fair value (1)	$86,820	$40,796	$4,996	$41,028

___________________

(1)

We chose not to elect the fair value option prescribed by Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), for our financial assets and liabilities that had not been previously carried at fair value. These financial assets and liabilities include our outstanding debt, accounts receivable, accounts payable and investments in partially owned entities.

(2)

The fair value of Level 3 “officers’ deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the officers. The following is a reconciliation of the beginning balance at January 1, 2008 to the ending balance at June 30, 2008: Beginning balance of $50,578, less total unrealized gains/losses included in earnings of $8,294, and purchases, issuances and settlements of $1,256, which equals the ending balance of $41,028. The total unrealized gains and losses related to the plan assets and liabilities are included as a component of “interest and other investment income” and “general and administrative,” respectively, in our consolidated statement of income.

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

In February 2007, the FASB issued SFAS 159, which permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether we will elect this option for any eligible financial instruments we acquire in the future.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and requires that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. The adoption of this standard on January 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The adoption of this FSP would affect the accounting for our convertible and exchangeable senior debentures and Series D-13 convertible preferred units. The FSP would require the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP would be effective for our fiscal year beginning on January 1, 2009 and require retroactive application. The adoption of the FSP on January 1, 2009 would result in the recognition of an aggregate unamortized debt discount of $161,259,000 (as of June 30, 2008) in our consolidated balance sheets and additional interest expense in our consolidated statements of income. Our current estimate of the incremental interest expense, net of minority interest, for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,405
2006	6,065
2007	28,233
2008	35,113
2009	37,856
2010	40,114
2011	41,112
2012	8,192

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 was issued to decrease inconsistencies within Statement No. 60, Accounting and Reporting by Insurance Enterprises, and clarify how it applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009 will not have any effect on our consolidated financial statements.

4.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

Toys prepares its consolidated financial statements using the historical cost basis (“Recap basis”) of accounting. We account for our investment in Toys on the purchase accounting basis. In July 2008, in connection with an audit of Toys’ purchase accounting basis financial statements for its fiscal years 2006 and 2007, it was determined that the purchase accounting basis income tax expense was understated. Our share of this non-cash charge is $14,900,000, which we recognized as part of our equity in Toys’ net loss in the three months ended June 30, 2008. This non-cash charge has no effect on cash actually paid for income taxes or Toys’ previously issued Recap basis consolidated financial statements.

At June 30, 2008, we owned 32.7% of Toys. Toys’ business is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. Because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.7% share of Toys’ net income or loss on a one-quarter lag basis. Below is a summary of Toys’ latest available financial information.

(Amounts in millions)
Balance Sheet:	As of May 3, 2008	As of May 5, 2007
Total Assets	$11,678	$11,266
Total Liabilities	$10,345	$10,156
Total Equity	$1,333	$1,110

	For the Three Months Ended		For the Six Months Ended
Income Statement:	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Total Revenues	$2,719	$2,581	$8,546	$8,260
Net (Loss) Income	$(95)	$(62)	$144	$111

Alexander’s (NYSE: ALX)

At June 30, 2008, we owned 32.6% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements, that expire in March of each year and are automatically renewed. As of June 30, 2008, Alexander’s owed us $42,376,000 for fees under these agreements.

Based on Alexander’s June 30, 2008 closing share price on the NYSE of $310.60, the market value (“fair value” pursuant to SFAS 157) of our investment in Alexander’s is $513,754,000, or $373,354,000 in excess of the carrying amount on our consolidated balance sheet.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities – continued

The Lexington Master Limited Partnership (“Lexington MLP”)

At June 30, 2008, we owned 8,149,593 limited partnership units of Lexington MLP which are exchangeable on a one-for-one basis into common shares of Lexington Realty Trust (“Lexington”) (NYSE: LXP) or a 7.7% limited partnership interest. We record our pro rata share of Lexington MLP’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s June 30, 2008 closing share price of $13.63 on the NYSE, the market value (“fair value” pursuant to SFAS 157) of our investment in Lexington MLP was $111,079,000, or $42,693,000 below the carrying amount on our consolidated balance sheet. Lexington’s common shares have traded at market prices in excess of our carrying amount per unit during the last 12 months. We have the ability and intent to hold these units until they recover in value. In addition, we account for our investment in Lexington MLP on the equity method, under which the carrying amount of our investment is reduced by (i) the amount of distributions we receive from Lexington MLP (current annual run rate of $1.32 per unit) and (ii) our pro rata share of Lexington MLP’s net losses. During the six months ended June 30, 2008, the carrying amount of our investment was reduced by approximately $4,564,000. This reduction would have been greater if Lexington MLP did not have net gains on sales of real estate during this period. Based on these factors, we have concluded that the decline in the value of our investment is not “other-than-temporary” as of June 30, 2008. However, if the current market conditions deteriorate further, or a recovery in market value does not occur, we may be required to record additional unrealized or realized losses in future periods.

GMH Communities L.P. (“GMH”)

Prior to June 11, 2008, we owned 7,337,857 GMH limited partnership units, which were exchangeable on a one-for-one basis into common shares of GMH Communities Trust (“GCT”) (NYSE: GCT), and 2,517,247 common shares of GCT, or 13.8% of the limited partnership interest of GMH, which had an aggregate carrying amount of $101,634,000, or $10.31 per share/unit. We accounted for our investment in GMH on the equity method and recorded our pro rata share of GMH’s net income or loss on a one-quarter lag basis as we filed our consolidated financial statements on Form 10-K and 10-Q prior to the time that GCT filed its financial statements.

Pursuant to the sale of GMH’s military housing division and the merger of its student housing division with American Campus Communities, Inc (“ACC”) (NYSE: ACC), subsequent to June 11, 2008 we received an aggregate of $105,180,000, consisting of $82,142,000 in cash and 753,126 shares of ACC common stock valued at $23,038,000 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038,000, which was recognized in the quarter ended June 30, 2008, and is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” in our consolidated statement of income.

The aggregate net income realized from inception of this investment in 2004 through its disposition was $77,000,000.

India Real Estate Ventures

We are a partner in four joint ventures established to develop real estate in India’s leading cities. During the six months ended June 30, 2008, we funded $39,077,000 of cash to the four ventures, including $34,077,000 to the India Property Fund L.P. (“IPF”). As of June 30, 2008, our aggregate investment in these four ventures was $83,524,000 and our remaining capital commitment to these ventures is $91,923,000, of which $80,923,000 is to IPF. At June 30, 2008 and December 31, 2007, our ownership interest in IPF was 36.5% and 50.6%, respectively. Based on the reduction of our ownership interest in 2008, we no longer consolidate the accounts of IPF into our consolidated financial statements and beginning on January 1, 2008 we account for our investment in IPF under the equity method.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments: (Amounts in thousands)	Balance as of
	June 30, 2008	December 31, 2007
Toys	$343,116	$298,089
Lexington MLP	$153,772	$160,868
Partially Owned Office Buildings	259,225	215,153
GMH	—	103,260
India Real Estate Ventures	83,524	123,997
Alexander’s	140,400	122,797
Beverly Connection Joint Venture (“Beverly Connection”)	100,526	91,302
Other Equity Method Investments	341,912	389,365
	$1,079,359	$1,206,742

Our Share of Net Income (Loss): (Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Toys:	2008	2007	2008		2007
32.7% share of equity in net (loss) income (see page 10)	$(32,698)	$(21,324)	$45,657		$35,490
Interest and other income	1,987	1,295	3,994		3,142
	$(30,711)	$(20,029)	$49,651		$38,632
Alexander’s:
32.6% share of:
Equity in net income before stock appreciation rights compensation income	$5,331	$4,865	$10,458		$10,981
Stock appreciation rights compensation income	7,157	1,222	6,952		5,916
Equity in net income	12,488	6,087	17,410		16,897
Management and leasing fees	1,979	2,129	4,106		4,310
Development fees	884	1,268	1,764		1,796
	$15,351	$9,484	$23,280		$23,003
Beverly Connection:
50% share of equity in net income (loss) (1)	$2,326	$(1,062)	$635		$(2,389)
Interest and fee income	3,529	2,330	6,944		4,607
	5,855	1,268	7,579		2,218
Lexington MLP –7.7% share of equity in net income (loss) (2)	60	(242)	1,887		(242)
H Street partially owned entities – 50% share of equity in net income	—	3,089	—		4,311 (3)
GMH –13.8% share of equity in net income (loss)	—	31	—		(281)
India Real Estate Ventures – 4% to 36.5% share of equity in net losses	(614)	—	(1,028)		—
Other (4)	(1,016)	4,049	(34,506	)(5)	10,884
	$4,285	$8,195	$(26,068)		$16,890

_________________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities - continued

Notes to preceding tabular information

(Amounts in thousands):

(1)

The three and six months ended June 30, 2008 include $4,100 for the reversal of non-cash charges recorded by the joint venture in prior periods which, pursuant to paragraph 19(n) of APB Opinion 18 “The Equity Method of Accounting For Investments In Common Stock,” should have been eliminated in the determination of our share of the earnings of the venture.

(2)

We recognize our share of Lexington MLP’s net earnings on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

(3)

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of June 30, 2008 and December 31, 2007, none of which is guaranteed by us.

	100% of Partially Owned Entities Debt
(Amounts in thousands)	June 30, 2008	December 31, 2007
Toys (32.7% interest) (as of May 4, 2008 and November 3, 2007, respectively):
$1.3 billion senior credit facility, due 2010, LIBOR plus 3.00% (6.14% at June 30, 2008)	$1,300,000	$1,300,000
$2.0 billion credit facility, due 2010, LIBOR plus 1.00%-3.75%	—	489,000
Mortgage loan, due 2010, LIBOR plus 1.30% (3.78% at June 30, 2008)	800,000	800,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (9.01% at June 30, 2008)	797,000	797,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	698,000	741,000
7.625% bonds, due 2011 (Face value – $500,000)	483,000	481,000
7.875% senior notes, due 2013 (Face value – $400,000)	375,000	373,000
7.375% senior notes, due 2018 (Face value – $400,000)	333,000	331,000
4.51% Spanish real estate facility, due 2013	204,000	193,000
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (7.48% at June 30, 2008)	180,000	180,000
Japan bank loans, due 2011-2014, 1.20%-2.80%	152,000	161,000
Japan borrowings, due 2008-2011 (weighted average rate of 1.28% at June 30, 2008)	238,000	243,000
6.84% Junior U.K. real estate facility, due 2013	124,000	132,000
4.51% French real estate facility, due 2013	98,000	93,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	21,000
Note at an effective cost of 2.23% due in semi-annual installments through 2008	—	19,000
Multi-currency revolving credit facility, due 2010, LIBOR plus 1.50%-2.00%	—	28,000
Other	48,000	41,000
	5,851,000	6,423,000
Alexander’s (32.6% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable with yield maintenance)	378,721	383,670
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable with yield maintenance)	320,000	320,000
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable with yield maintenance)	201,533	203,456
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (3.66% at June 30, 2008)	111,617	55,786
Rego Park mortgage note payable, due in June 2009, with interest at 7.25% (prepayable without penalty after March 2009)	78,844	79,285
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,158,715	1,110,197
Lexington MLP (7.7% interest) (as of March 31, 2008 and September 30, 2007, respectively): Portion of first mortgages collateralized by the partnership’s real estate, due from 2008 to 2024, with a weighted average interest rate of 5.73% at June 30, 2008 (various prepayment terms)	2,697,877	3,320,261

GMH – 13.8% interest in mortgage notes payable	—	995,818

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Investments in Partially Owned Entities - continued

(Amounts in thousands)	100% of Partially Owned Entities Debt
Partially owned office buildings:	June 30, 2008	December 31, 2007
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2011 to 2031, with a weighted average interest rate of 5.72% at June 30, 2008 (various prepayment terms)	$143,640	$144,340
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% with an interest rate floor of 6.50%	85,249	—
330 Madison Avenue (25% interest) mortgage note payable (refinanced in May 2008 up to $150,000), due in June 2015, with interest at 3.98%	70,000	60,000
Fairfax Square (20% interest) mortgage note payable, due in August 2009, with interest at 7.50%	63,440	64,035
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011, LIBOR plus 1.0% (3.46% at June 30, 2008)	56,680	56,680
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable with yield maintenance)	21,620	21,808
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2008 to 2022, with a weighted average interest rate of 13.14% at June 30, 2008 (various prepayment terms)	163,657	136,431
India Property Fund L.P. (36.5% interest) $120 million secured revolving credit facility, due in December 2009, LIBOR plus 2.75% (5.23% at June 30, 2008)	85,500	—
Verde Realty Master Limited Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2008 to 2037, with a weighted average interest rate of 6.00% at June 30, 2008 (various prepayment terms)	554,786	487,122
Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2008 to 2015, with a weighted average interest rate of 5.33% at June 30, 2008 (various prepayment terms)	302,263	225,704
Beverly Connection (50% interest) mortgage and mezzanine loans payable, with a weighted average interest rate of 8.32%, $70,000 of which is due to Vornado	170,000	170,000
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable with yield maintenance)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2009, with a one-year extension option; $114 million fixed at 4.62%, balance at LIBOR plus 1.75% (4.19% at June 30, 2008)	119,456	101,045
Wells/Kinzie Garage (50% interest) mortgage note payable, due in June 2009, with interest at 7.03%	14,246	14,422
Orleans Hubbard Garage (50% interest) mortgage note payable, due in April 2009, with interest at 7.03%	8,932	9,045
Other	278,405	282,320

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,998,810,000 and $3,289,873,000 as of June 30, 2008 and December 31, 2007, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of June 30, 2008 and December 31, 2007.

(Amounts in thousands)		Interest Rate	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	as of June 30,2008	June 30, 2008	December 31, 2007
Tharaldson Lodging Companies	04/09	6.70%	$76,341	$76,219
Riley HoldCo Corp.	02/15	10.00%	74,325	74,268
280 Park Avenue	06/16	10.25%	73,750	73,750
Equinox	02/13	14.00%	78,483	73,162
MPH, net of a valuation allowance of $46,700 and $57,000, respectively (1)	(1)	(1)	19,300	9,000
Other	11/08-08/15	4.75% - 15.0%	144,475	185,940
			$466,674	$492,339

_____________________

(1)

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700, for $66,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. At December 31, 2007, we reduced the net carrying amount of the loans to $9,000, by recognizing a $57,000 non-cash charge which was included as a reduction of “interest and other investment income” in our 2007 consolidated statement of income. On April 2, 2008, we sold a sub-participation interest in the loans for $19,300. The sub-participation did not meet the criteria for sale accounting under Statement of Financial Accounting Standard No. 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) because the sub-participant is not free to pledge or exchange the asset. In the first quarter of 2008, we reduced our valuation allowance from $57,000 to $46,700, resulting in the recognition of $10,300 of “interest and other investment income” in our consolidated statement of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Identified Intangible Assets, Intangible Liabilities and Goodwill

The following summarizes our identified intangible assets, intangible liabilities (deferred credit) and goodwill as of June 30, 2008 and December 31, 2007.

	Balance as of
(Amounts in thousands)	June 30, 2008	December 31, 2007

Identified intangible assets (included in other assets):
Gross amount	$788,383	$727,205
Accumulated amortization	(220,069)	(163,688)
Net	$568,314	$563,517
Goodwill (included in other assets):
Gross amount	$4,345	$4,345
Identified intangible liabilities (included in deferred credit):
Gross amount	$967,366	$977,574
Accumulated amortization	(223,716)	(163,473)
Net	$743,650	$814,101

Amortization of acquired below market leases, net of acquired above market leases (a component of rental income) was $25,858,000 and $20,327,000 for the three months ended June 30, 2008 and 2007, respectively, and $49,129,000 and $34,343,000 for the six months ended June 30, 2008 and 2007, respectively. Estimated annual amortization of acquired below market leases, net of acquired above market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$68,411
2010	61,123
2011	57,916
2012	54,265
2013	46,299

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $19,404,000 and $6,779,000 for the three months ended June 30, 2008 and 2007, respectively, and $44,358,000 and $13,084,000 for the six months ended June 30, 2008 and 2007, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$58,896
2010	56,253
2011	53,837
2012	49,202
2013	41,254

We are a tenant under ground leases for certain of our properties. Amortization of these acquired below market leases resulted in an increase to rent expense of $533,000 and $393,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,066,000 and $777,000 for the six months ended June 30, 2008 and 2007, respectively. Estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2009	$2,133
2010	2,133
2011	2,133
2012	2,133
2013	2,133

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Debt

The following is a summary of our notes and mortgages payable:

(Amounts in thousands)		Interest Rate	Balance as of
Notes and Mortgages Payable:	Maturity (1)	At June 30, 2008	June 30, 2008	December 31, 2007
Fixed Interest:
New York Office:
1290 Avenue of the Americas	01/13	5.97%	$449,470	$454,166
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	289,722	292,000
909 Third Avenue	04/15	5.64%	215,694	217,266
Eleven Penn Plaza	12/11	5.20%	208,600	210,338

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
1215, 1225, 1235 Clark Street, 200 12th Street and 251 18th Street	10/10-08/13	6.75%-7.09%	201,977	203,679
River House Apartment Complex (2)	04/15	5.43%	195,546	46,339
2011, 2032, 2345 Crystal Drive	09/08-08/13	6.66%-7.08%	148,388	150,084
1550, 1750 Crystal Drive and 241 18th Street	10/10-11/14	6.82%-7.08%	132,182	133,471
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	88,722	89,514
Universal Buildings	04/14	4.88%	61,254	62,613
1750 Pennsylvania Avenue	06/12	7.26%	46,893	47,204
1800, 1851, 1901 South Bell Street	12/11	6.91%	31,763	35,558

Retail:
Cross collateralized mortgages payable on 42 shopping centers	03/10	7.93%	452,084	455,907
Springfield Mall (including present value of purchase option)	04/13	5.45%	254,817	256,796
Green Acres Mall (3)	02/08	6.75%	—	137,331
Montehiedra Town Center	06/16	6.04%	120,000	120,000
Broadway Mall	06/13	6.42%	95,975	97,050
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	61,460	62,130
Other	05/09-11/34	4.00%-7.57%	164,441	165,299

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	08/16	6.34%	221,186	221,258
Boston Design Center	09/15	5.02%	71,252	71,750
Washington Design Center	11/11	6.95%	45,342	45,679

Other:
555 California Street	05/10-09/11	5.97%	720,150	719,568
Industrial Warehouses	10/11	6.95%	25,465	25,656
Total Fixed Interest Notes and Mortgages Payable		5.97%	$7,212,659	$7,230,932

_____________________

See notes on page 20.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Debt - continued

(Amounts in thousands)			Interest Rate as of	Balance as of
Notes and Mortgages Payable:	Maturity (1)	Spread over LIBOR	June 30, 2008	June 30, 2008	December 31, 2007
Variable Interest:
New York Office:
Manhattan Mall	02/12	L+55	3.02%	$232,000	$232,000
866 UN Plaza	05/11	L+40	2.90%	44,978	44,978
Washington, DC Office:
2101 L Street (4)	02/13	L+120	3.59%	150,000	—
Courthouse Plaza One and Two	01/15	L+75	3.35%	72,768	74,200
River House Apartments (2)	04/18	(2)	3.68%	64,000	—
Commerce Executive III, IV and V	07/09	L+55	3.01%	50,223	50,223
1999 K Street (5)	12/10	L+130	3.77%	43,277	—
220 20th Street (6)	01/11	L+115	3.63%	16,453	—
West End 25 (7)	02/11	L+130	3.76%	10,044	—
Retail:
Green Acres Mall (3)	02/13	L+140	3.86%	335,000	—
Bergen Town Center (8)	03/13	L+150	4.11%	182,136	—
Other:
220 Central Park South	11/10	L+235 – L+245	4.84%	128,998	128,998
India Property Fund L.P. (9)	(9)	(9)	—	—	82,500
Other	07/09 – 10/10	Various	4.76%	118,916	94,626
Total Variable Interest Notes and Mortgages Payable			3.79%	1,448,793	707,525
Total Notes and Mortgages Payable			5.61%	$8,661,452	$7,938,457

Convertible Senior Debentures:
Due 2027	04/12		2.85%	$1,379,076	$1,376,278
Due 2026	11/11		3.63%	986,161	984,134
Total Convertible Senior Debentures			3.17%	$2,365,237	$2,360,412

Senior Unsecured Notes:
Senior unsecured notes due 2009	08/09		4.50%	$249,556	$249,365
Senior unsecured notes due 2010	12/10		4.75%	199,530	199,436
Senior unsecured notes due 2011	02/11		5.60%	249,878	249,855
Total Senior Unsecured Notes			4.96%	$698,964	$698,656

Exchangeable Senior Debentures due 2025	04/12		3.88%	$493,679	$492,857

Unsecured Revolving Credit Facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	—	$—	$300,000
$1.000 billion unsecured revolving credit facility ($45,690 reserved for outstanding letters of credit)	06/11	L+55	—	—	105,656
Total Unsecured Revolving Credit Facilities			—	$—	$405,656

_______________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.	Debt - continued

Notes to preceding tabular information (Amounts in thousands):

(1)

Represents the extended maturity for certain loans in which we have the unilateral right, ability and intent to extend. In the case of our convertible and exchangeable debt, represents the earliest date holders may require us to repurchase the debentures.

(2)

On March 12, 2008, we completed a $260,000 refinancing of the River House Apartment Complex. The financing is comprised of a $196,000 interest-only seven-year 5.43% fixed rate mortgage and a $64,000 interest-only ten-year floating rate mortgage at the Freddie Mac Reference Note Rate plus 1.53% (3.68% at June 30, 2008). We retained net proceeds of $205,000 after repaying the existing loan.

(3)

On February 11, 2008, we completed a $335,000 refinancing of the Green Acres regional mall. This interest-only loan has a rate of LIBOR plus 1.40% (3.86% at June 30, 2008) and matures in February 2011, with two one-year extension options. We retained net proceeds of $193,000 after repaying the existing loan.

(4)

On February 26, 2008, we completed a $150,000 financing of 2101 L Street. The loan bears interest at LIBOR plus 1.20% (3.59% at June 30, 2008) and matures in February 2011 with two one-year extension options. We retained net proceeds of $148,000.

(5)

On March 27, 2008, we closed a construction loan providing up to $124,000 to finance the redevelopment of 1999 K Street. The interest-only loan has a rate of LIBOR plus 1.30% (3.77% at June 30, 2008) and matures in December 2010 with two six-month extension options.

(6)

On January 18, 2008, we closed a construction loan providing up to $87,000 to finance the residential redevelopment project at 220 20th Street (formally Crystal Plaza Two). The construction loan bears interest at LIBOR plus 1.15% (3.63% at June 30, 2008) and matures in January 2011 with two six-month extension options.

(7)

On February 20, 2008, we closed a construction loan providing up to $104,000 to finance the residential redevelopment project at 1229-1231 25th Street NW (“West End 25”). The construction loan bears interest at LIBOR plus 1.30% (3.76% at June 30, 2008) and matures in February 2011 with two six-month extension options.

(8)

On March 24, 2008, we closed a construction loan providing up to $290,000 to finance the redevelopment of a portion of the Bergen Town Center. The interest-only loan has a rate of LIBOR plus 1.50% (4.11% at June 30, 2008) and matures in March 2011 with two one-year extension options.

(9)

Beginning in the first quarter of 2008, we account for our investment in the India Property Fund on the equity method and no longer consolidate its accounts into our consolidated financial statements, based on the reduction in our ownership interest from 50.6% as of December 31, 2007 to 36.5%.

8.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Tenant cleaning fees	$14,382	$10,527	$27,804	$20,370
Management and leasing fees	3,840	2,804	7,808	10,003
Lease termination fees	561	1,295	3,014	4,721
Other income	11,829	10,196	20,674	18,749
	$30,612	$24,822	$59,300	$53,843

Fee and other income above include management fee income from Interstate Properties, a related party, of $197,000 and $205,000 for the three months ended June 30, 2008 and 2007, respectively, and $408,000 and $410,000 for the six months ended June 30, 2008 and 2007, respectively. The above table excludes fee income from partially owned entities, which is included in income (loss) from partially owned entities (see Note 4 – Investments in Partially Owned Entities).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Discontinued Operations

On March 31, 2008, we sold our 47.6% interest in Americold Realty Trust (“Americold”), our Temperature Controlled Logistics segment, for $220,000,000, in cash, which resulted in a net gain of $112,690,000.

On June 6, 2008, we sold our Tysons Dulles Plaza office building complex located in Tysons Corner, Virginia for approximately $152,800,000, in cash, which resulted in a net gain of $56,831,000.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classified our Temperature Controlled Logistics segment and our Tysons Dulles Plaza office building complex as discontinued operations and reported their revenues and expenses as “income from discontinued operations, net of minority interest” and the related assets and liabilities as “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements. The following table sets forth the assets (primarily net book value of real estate) and liabilities (primarily mortgage debt) related to discontinued operations at June 30, 2008 and December 31, 2007.

(Amounts in thousands)	Assets related to Discontinued Operations as of		Liabilities related to Discontinued Operations as of
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
H Street – land under sales contract	$108,293	$108,470	$—	$—
Retail properties	3,871	4,030	—	—
Americold	—	1,424,770	750	1,332,627
Tysons Dulles Plaza	—	95,048	—	3
	$112,164	$1,632,318	$750	$1,332,630

The following table sets forth the combined results of discontinued operations for the three and six months ended June 30, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$2,940	$211,459	$222,361	$416,868
Expenses	6,766	210,981	238,122	416,244
Net (loss) income	(3,826)	478	(15,761)	624
Net gain on sale of Americold	—	—	112,690	—
Net gain on sale of Tysons Dulles Plaza	56,831	—	56,831	—
Net gain on sale of other real estate	—	—	580	—
Income from discontinued operations, net of minority interest	$53,005	$478	$154,340	$624

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Income Per Share

The table below computes (i) basic income per common share - which utilizes weighted average common shares outstanding without regard to potential dilutive common shares, and (ii) diluted income per common share - which includes weighted average common shares outstanding and dilutive common share equivalents. Potentially dilutive common share equivalents include our Series A convertible preferred shares, employee stock options and restricted share awards, exchangeable senior debentures due 2025, as well as Operating Partnership convertible preferred units.

(Amounts in thousands, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations, net of minority interest in the Operating Partnership	$86,655	$165,442	$397,517	$332,227
Income from discontinued operations, net of minority interest	53,005	478	154,340	624
Net income	139,660	165,920	551,857	332,851
Preferred share dividends	(14,274)	(14,295)	(28,549)	(28,591)
Numerator for basic income per share – net income applicable to common shares	125,386	151,625	523,308	304,260
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	—	5,203	10,509	10,512
Convertible preferred share dividends	48	69	100	143
Numerator for diluted income per share – net income applicable to common shares	$125,434	$156,897	$533,917	$314,915
Denominator:
Denominator for basic income per share – weighted average shares	153,675	151,794	153,488	151,612
Effect of dilutive securities (1):
Employee stock options and restricted share awards	4,691	6,770	4,575	6,916
3.875% exchangeable senior debentures	—	5,559	5,559	5,559
Convertible preferred shares	82	118	85	122
Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	158,448	164,241	163,707	164,209
INCOME PER COMMON SHARE – BASIC:
Income from continuing operations	$0.48	$1.00	$2.40	$2.01
Income from discontinued operations, net of minority interest	0.34	—	1.01	—
Net income per common share	$0.82	$1.00	$3.41	$2.01
INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations	$0.46	$0.96	$2.32	$1.92
Income from discontinued operations, net of minority interest	0.33	—	0.94	—
Net income per common share	$0.79	$0.96	$3.26	$1.92

__________________

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average common share equivalents. Accordingly, the three and six months ended June 30, 2008 excludes 7,522 and 1,941 weighted average common share equivalents, respectively. The three and six months ended June 30, 2007, exclude 1,725 and 1,684 weighted average common share equivalents, respectively.

11.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$139,660	$165,920	$551,857	$332,851
Other comprehensive loss	(37,852)	(31,720)	(58,103)	(24,959)
Comprehensive income	$101,808	$134,200	$493,754	$307,892

Accumulated other comprehensive (loss) income was $(28,331,000) and $29,772,000 as of June 30, 2008 and December 31, 2007, respectively, and consists primarily of accumulated unrealized (loss) income from the mark-to-market of marketable equity securities classified as available-for-sale.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers. We account for stock-based compensation in accordance with SFAS No. 123: Accounting for Stock-Based Compensation, as amended by SFAS No. 148: Accounting for Stock-Based Compensation - Transition and Disclosure and as revised by SFAS No. 123R: Share-Based Payment (“SFAS 123R”). We adopted SFAS 123R, using the modified prospective application, on January 1, 2006. Stock based compensation expense for the three and six months ended June 30, 2008 and 2007 consists of stock option awards, restricted common shares, Operating Partnership unit awards and Out-Performance Plan awards. We recognized $8,898,000 and $16,973,000 of stock based compensation expense in the three and six months ended June 30, 2008, respectively, of which $4,320,000 and $7,448,000 relates to our 2006 and 2008 out-performance plans. During the three and six months ended June 30, 2007, we recognized $6,973,000 and $12,620,000 of stock based compensation expense, respectively.

2008 Stock Options

On March 31, 2008, our Compensation Committee approved a grant of Vornado stock options to senior executives and employees. The options were granted with an exercise price 17.5% in excess of the average of the high and low price of our common shares on the New York Stock Exchange on that date. The options are expensed pro rata over the 5-year vesting period in accordance with SFAS 123R.

2008 Out-Performance Plan

On March 31, 2008, our Compensation Committee approved a $75,000,000 out-performance plan (the “2008 OPP”) that requires the achievement of performance objectives against both absolute and relative thresholds. The 2008 OPP establishes a potential performance pool in which 71 members of senior management have the opportunity to share in if the total return to our shareholders (the “Total Return”) resulting from both share appreciation and dividends for the four-year period from March 31, 2008 to March 31, 2012 exceeds both an absolute and a relative hurdle. The initial value from which to determine the Total Return is $86.20 per share, a 0.93% premium to the trailing 10-day average closing price on the New York Stock Exchange for our common shares on the date the plan was adopted.

The size of the out-performance pool for the 2008 OPP is 6% of the aggregate “out-performance return” subject to a maximum total award of $75,000,000 (the “Maximum Award”). The “out-performance return” is comprised of (i) 3% of the total dollar value of the Total Return in excess of 10% per annum (the “Absolute Component”), plus (ii) 3% of the total dollar value of the Total Return in excess of the Relative Threshold (the “Relative Component”), based on the SNL Equity REIT Index (the “Index”) over the four-year performance period. In the event that the Relative Component creates a negative award as a result of underperforming the Index, the value of any out-performance award potentially earned under the Absolute Component will be reduced dollar for dollar. In addition, awards potentially earned under the Relative Component will be reduced on a ratable sliding scale to the extent the Total Return is less than 10% per annum and to zero to the extent the Total Return is less than 7% per annum. The size of this out-performance pool, if any, will be determined based on the highest 30-trading day trailing average price of our common shares during the final 150 days of the four-year period. During the four-year performance period, participants are entitled to receive 10% of the common dividends paid on Vornado’s common shares for each OPP unit awarded, regardless of whether the OPP units are ultimately earned.

The 2008 OPP also provides participants an opportunity to earn partial awards during two interim measurement periods (the “Interim Periods”): (a) one for a period consisting of the first two years of the performance period and (b) one for a period consisting of the final two years of the performance period. For each Interim Period, participants may be entitled to share in 40% ($30,000,000) of the maximum $75,000,000 performance pool if the performance thresholds have been met for the applicable Interim Periods on a pro rated basis. The starting share price for the first Interim Period is $86.20 per share. The starting share price for the second Interim Period is equal to the greater of our common share price on March 31, 2010, or the initial starting share price of $86.20 per share less dividends paid during the first two years of the plan. If the maximum award is earned during the first Interim Period, participants lose the potential to earn the second Interim Period award, but not the potential to earn the remainder of the maximum award over the four-year period. The size of any out-performance pool for an Interim Period will be determined based on the highest 30-day trailing average price of our shares during the final 120 days of the applicable Interim Period.

Awards earned under the program (including any awards earned for the Interim Periods), will vest 50% on March 31, 2012 and 50% on March 31, 2013. The 2008 OPP is accounted for in accordance with SFAS 123R. The fair value of the OPP awards on the date of grant, as adjusted for estimated forfeitures, was approximately $21,600,000, which will be amortized into expense over a five-year period beginning on the date of grant through the final vesting period, using a graded vesting attribution model.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Commitments and Contingencies

At June 30, 2008, $45,690,000 was reserved for outstanding letters of credit under our $1 billion revolving credit facility. Our credit facilities contain financial covenants, that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

In connection with our investments in partially owned entities, we are committed to fund additional capital aggregating $122,178,000. Of this amount, $80,923,000 relates to our equity commitment to IPF which we have pledged as collateral to IPF’s lender and $18,090,000 relates to capital expenditures committed to the Springfield Mall, in which we have a 97.5% interest.

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

We enter into agreements for the purchase and resale of U.S. government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in our name by various money center banks. We have the right to demand additional collateral or return of these invested funds at any time the collateral value is less than 102% of the invested funds plus any accrued earnings thereon. We had $111,960,000 and $82,240,000 of cash invested in these agreements at June 30, 2008 and December 31, 2007, respectively.

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

We have guaranteed the completion of two joint venture development projects. The aggregate estimated cost to complete these projects is approximately $85,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Commitments and Contingencies - continued

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.	Retirement Plans

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

The following table sets forth the components of net periodic benefit costs:

(Amounts in thousands)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Interest cost	$292	$293	$584	$585
Expected return on plan assets	(309)	(299)	(618)	(598)
Amortization of net loss	65	61	129	122
Net periodic benefit cost	$48	$55	$95	$109

Employer Contributions

During the six months ended June 30, 2008 and 2007, we contributed $202,000 and $982,000, respectively, to the plans. We anticipate making additional contributions of $2,315,000 to the plans during the remainder of 2008.

15.	Costs of Acquisitions Not Consummated

In the three and six months ended June 30, 2008, we wrote-off $726,000 and $3,009,000, respectively, of costs associated with acquisitions not consummated (primarily Hudson Rail Yards). In the three months ended March 31, 2007, we wrote-off $8,807,000 of costs associated with The Equity Office Properties Trust acquisition not consummated.

16.	Marketable Equity Securities

In the first quarter of 2008, we determined that an investment in a marketable equity security was “other-than-temporarily” impaired and recorded a non-cash charge of $9,073,000, based on the March 31, 2008 closing share price of this security, which is included in “interest and other investment income” on our consolidated statement of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended June 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$514,258	$180,993	$126,083	$86,968	$68,896	$—	$51,318
Straight-line rents:
Contractual rent increases	13,448	5,500	3,173	3,263	1,416	—	96
Amortization of free rent	5,291	3,586	1,329	1	311	—	64
Amortization of acquired below- market leases, net	25,858	15,412	1,104	7,571	25	—	1,746
Total rentals	558,855	205,491	131,689	97,803	70,648	—	53,224
Tenant expense reimbursements	84,898	31,075	14,833	31,178	4,832	—	2,980
Fee and other income:
Tenant cleaning revenue	14,382	18,510	—	—	—	—	(4,128)
Management and leasing fees	3,840	2,495	1,952	198	71	—	(876)
Lease termination fees	561	105	—	290	166	—	—
Other	11,829	4,315	4,901	519	1,633	—	461
Total revenues	674,365	261,991	153,375	129,988	77,350	—	51,661
Operating expenses	256,358	106,801	52,953	46,346	35,606	—	14,652
Depreciation and amortization	130,948	49,452	32,104	20,556	13,786	—	15,050
General and administrative	50,285	4,857	5,328	7,945	7,031	—	25,124
Costs of acquisition not consummated	726	—	—	—	—	—	726
Total expenses	438,317	161,110	90,385	74,847	56,423	—	55,552
Operating income (loss)	236,048	100,881	62,990	55,141	20,927	—	(3,891)
Income applicable to Alexander’s	15,351	190	—	190	—	—	14,971
Loss applicable to Toys	(30,711)	—	—	—	—	(30,711)	—
Income (loss) from partially owned entities	4,285	2,560	1,573	6,957	302	—	(7,107)
Interest and other investment income	23,793	715	551	88	79	—	22,360
Interest and debt expense	(150,316)	(33,754)	(33,140)	(22,290)	(13,019)	—	(48,113)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	—	—	—	—	—	3,386
Minority interest of partially owned entities	1,837	(876)	—	60	—	—	2,653
Income (loss) before income taxes	103,673	69,716	31,974	40,146	8,289	(30,711)	(15,741)
Income tax expense	(4,915)	—	(62)	—	(181)	—	(4,672)
Income (loss) from continuing operations	98,758	69,716	31,912	40,146	8,108	(30,711)	(20,413)
Income (loss) from discontinued operations, net	53,005	—	58,081	(40)	—	—	(5,036)
Income (loss) before allocation to minority limited partners	151,763	69,716	89,993	40,106	8,108	(30,711)	(25,449)
Minority limited partners’ interest in the Operating Partnership	(7,285)	—	—	—	—	—	(7,285)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	—	—	—	—	—	(4,818)
Net income (loss)	139,660	69,716	89,993	40,106	8,108	(30,711)	(37,552)
Interest and debt expense (1)	192,239	31,827	34,086	25,932	13,230	33,906	53,258
Depreciation and amortization(1)	170,493	47,005	33,870	21,766	13,919	34,034	19,899
Income tax expense (benefit) (1)	5,999	—	60	—	181	(197)	5,955
EBITDA	$508,391	$148,548	$158,009	$87,804	$35,438	$37,032	$41,560

The Washington, DC Office segment includes a $56,831 net gain on sale of real estate (included in “Income (loss) from discontinued operations, net”). The Other segment EBITDA includes a $3,468 net loss on the mark-to-market of derivative instruments, a $2,038 net gain on disposition of our 13.8% interest in GMH and a $726 write-off for costs of acquisitions not consummated.

_______________________

See notes on page 31.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended June 30, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$439,483	$152,850	$112,962	$80,070	$57,483	$—	$36,118
Straight-line rents:
Contractual rent increases	10,824	4,526	2,573	2,911	629	—	185
Amortization of free rent	10,497	5,726	3,753	239	567	—	212
Amortization of acquired below- market leases, net	20,327	10,387	1,160	7,608	90	—	1,082
Total rentals	481,131	173,489	120,448	90,828	58,769	—	37,597
Tenant expense reimbursements	77,267	29,642	11,281	28,887	4,914	—	2,543
Fee and other income:
Tenant cleaning revenue	10,527	13,062	—	—	—	—	(2,535)
Management and leasing fees	2,804	974	1,972	580	(19)	—	(703)
Lease termination fees	1,295	100	131	902	162	—	—
Other	10,196	4,242	4,171	301	2,152	—	(670)
Total revenues	583,220	221,509	138,003	121,498	65,978	—	36,232
Operating expenses	227,212	93,287	44,667	41,688	31,796	—	15,774
Depreciation and amortization	110,768	36,744	28,577	22,109	10,756	—	12,582
General and administrative	49,789	5,502	6,079	6,329	6,929	—	24,950
Costs of acquisition not consummated	—	—	—	—	—	—	—
Total expenses	387,769	135,533	79,323	70,126	49,481	—	53,306
Operating income (loss)	195,451	85,976	58,680	51,372	16,497	—	(17,074)
Income applicable to Alexander’s	9,484	190	—	164	—	—	9,130
Loss applicable to Toys	(20,029)	—	—	—	—	(20,029)	—
Income from partially owned entities	8,195	1,900	3,743	2,093	448	—	11
Interest and other investment income	119,689	469	738	117	93	—	118,272
Interest and debt expense	(140,293)	(32,113)	(30,520)	(19,775)	(13,048)	—	(44,837)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	15,778	—	—	—	—	—	15,778
Minority interest of partially owned entities	1,346	(569)	—	11	—	—	1,904
Income (loss) before income taxes	189,621	55,853	32,641	33,982	3,990	(20,029)	83,184
Income tax expense	(2,508)	—	(1,867)	(182)	(199)	—	(260)
Income (loss) from continuing operations	187,113	55,853	30,774	33,800	3,791	(20,029)	82,924
Income (loss) from discontinued operations, net	478	—	1,075	(44)	—	—	(553)
Income (loss) before allocation to minority limited partners	187,591	55,853	31,849	33,756	3,791	(20,029)	82,371
Minority limited partners’ interest in the Operating Partnership	(16,852)	—	—	—	—	—	(16,852)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	—	—	—	—	—	(4,819)
Net income (loss)	165,920	55,853	31,849	33,756	3,791	(20,029)	60,700
Interest and debt expense (1)	202,843	31,831	32,095	22,478	13,264	40,984	62,191
Depreciation and amortization(1)	165,990	36,600	33,466	22,912	10,890	33,303	28,819
Income tax (benefit) expense (1)	(8,071)	1,100	3,831	182	199	(14,934)	1,551
EBITDA	$526,682	$125,384	$101,241	$79,328	$28,144	$39,324	$153,261

The Other segment EBITDA includes a $72,074 net gain on mark-to-market of derivative instruments, a $15,778 net gain on sale of marketable equity securities and $1,677 for our share of India real estate ventures organization costs.

________________________

See notes on page 31.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Segment Information - continued
(Amounts in thousands)	For the Six Months Ended June 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$1,002,450	$357,496	$249,485	$173,689	$126,439	$—	$95,341
Straight-line rents:
Contractual rent increases	31,320	12,783	6,443	9,062	2,793	—	239
Amortization of free rent	9,390	4,457	2,834	(1,220)	2,664	—	655
Amortization of acquired below- market leases, net	49,129	30,741	2,216	12,525	58	—	3,589
Total rentals	1,092,289	405,477	260,978	194,056	131,954	—	99,824
Tenant expense reimbursements	172,058	62,598	30,048	64,868	9,421	—	5,123
Fee and other income:
Tenant cleaning revenue	27,804	35,664	—	—	—	—	(7,860)
Management and leasing fees	7,808	3,897	5,108	563	211	—	(1,971)
Lease termination fees	3,014	2,029	—	665	320	—	—
Other	20,674	8,250	9,101	140	3,073	—	110
Total revenues	1,323,647	517,915	305,235	260,292	144,979	—	95,226
Operating expenses	517,609	213,447	104,540	94,400	70,974	—	34,248
Depreciation and amortization	261,558	95,227	68,970	41,692	25,573	—	30,096
General and administrative	99,670	9,643	12,397	15,707	14,502	—	47,421
Costs of acquisition not consummated	3,009	—	—	—	—	—	3,009
Total expenses	881,846	318,317	185,907	151,799	111,049	—	114,774
Operating income (loss)	441,801	199,598	119,328	108,493	33,930	—	(19,548)
Income applicable to Alexander’s	23,280	379	—	338	—	—	22,563
Income applicable to Toys	49,651	—	—	—	—	49,651	—
(Loss) income from partially owned entities	(26,068)	5,137	2,852	9,864	820	—	(44,741)
Interest and other investment income	37,897	1,423	1,230	330	172	—	34,742
Interest and debt expense	(298,495)	(69,385)	(62,762)	(42,536)	(26,040)	—	(97,772)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	—	—	—	—	—	3,386
Minority interest of partially owned entities	2,243	(1,821)	—	74	—	—	3,990
Income (loss) before income taxes	233,695	135,331	60,648	76,563	8,882	49,651	(97,380)
Income tax benefit (expense)	212,414	—	221,615	(2)	(391)	—	(8,808)
Income (loss) from continuing operations	446,109	135,331	282,263	76,561	8,491	49,651	(106,188)
Income (loss) from discontinued operations, net	154,340	—	59,068	(560)	—	—	95,832
Income (loss) before allocation to minority limited partners	600,449	135,331	341,331	76,001	8,491	49,651	(10,356)
Minority limited partners’ interest in the Operating Partnership	(38,955)	—	—	—	—	—	(38,955)
Perpetual preferred unit distributions of the Operating Partnership	(9,637)	—	—	—	—	—	(9,637)
Net income (loss)	551,857	135,331	341,331	76,001	8,491	49,651	(58,948)
Interest and debt expense (1)	400,200	65,831	64,714	49,759	26,463	75,401	118,032
Depreciation and amortization(1)	351,678	90,625	73,112	43,968	25,826	68,136	50,011
Income tax (benefit) expense (1)	(116,781)	—	(221,612)	2	391	93,722	10,716
EBITDA	$1,186,954	$291,787	$257,545	$169,730	$61,171	$286,910	$119,811

The Washington, DC Office segment includes a $222,174 reduction in income tax expense resulting from a reversal of deferred tax liabilities in connection with the acquisition of H Street, and a $56,831 net gain on sale of real estate (included in “Income (loss) from discontinued operations, net”). The Other segment EBITDA includes, a $112,690 net gain on sale of our 47.6% interest in Americold (included in “Income (loss) from discontinued operations, net”), a $34,200 write-off of pre-development costs, a $21,830 net loss on the mark-to-market of derivative instruments, a $10,300 reversal of a mezzanine loan loss accrual, a $9,073 impairment loss on a marketable equity security, a $3,009 write-off for costs of acquisitions not consummated and a $2,038 net gain on disposition of our 13.8% interest in GMH.

_______________________

See notes on page 31.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.	Segment Information – continued
(Amounts in thousands)	For the Six Months Ended June 30, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$836,911	$290,498	$215,764	$157,791	$118,509	$—	$54,349
Straight-line rents:
Contractual rent increases	18,038	7,879	2,741	5,808	1,283	—	327
Amortization of free rent	23,447	13,185	8,593	511	946	—	212
Amortization of acquired below- market leases, net	34,343	17,679	2,144	12,847	120	—	1,553
Total rentals	912,739	329,241	229,242	176,957	120,858	—	56,441
Tenant expense reimbursements	149,690	58,350	20,594	57,584	9,707	—	3,455
Fee and other income:
Tenant cleaning revenue	20,370	25,148	—	—	—	—	(4,778)
Management and leasing fees	10,003	1,829	8,533	924	3	—	(1,286)
Lease termination fees	4,721	1,898	211	2,407	205	—	—
Other	18,749	8,023	7,251	655	3,434	—	(614)
Total revenues	1,116,272	424,489	265,831	238,527	134,207	—	53,218
Operating expenses	438,961	181,539	83,224	82,205	63,377	—	28,616
Depreciation and amortization	198,921	66,549	53,280	39,392	21,847	—	17,853
General and administrative	90,203	9,448	14,461	13,331	14,367	—	38,596
Costs of acquisition not consummated	8,807	—	—	—	—	—	8,807
Total expenses	736,892	257,536	150,965	134,928	99,591	—	93,872
Operating income (loss)	379,380	166,953	114,866	103,599	34,616	—	(40,654)
Income applicable to Alexander’s	23,003	378	—	373	—	—	22,252
Income applicable to Toys	38,632	—	—	—	—	38,632	—
Income from partially owned entities	16,890	3,187	7,435	3,388	787	—	2,093
Interest and other investment income	173,193	1,142	1,051	192	188	—	170,620
Interest and debt expense	(270,991)	(61,581)	(65,042)	(39,783)	(25,895)	—	(78,690)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	16,687	—	—	—	—	—	16,687
Minority interest of partially owned entities	1,696	(569)	—	58	—	—	2,207
Income before income taxes	378,490	109,510	58,310	67,827	9,696	38,632	94,515
Income tax expense	(2,597)	—	(1,643)	(182)	(512)	—	(260)
Income from continuing operations	375,893	109,510	56,667	67,645	9,184	38,632	94,255
Income (loss) from discontinued operations, net	624	—	2,290	(78)	—	—	(1,588)
Income before allocation to minority limited partners	376,517	109,510	58,957	67,567	9,184	38,632	92,667
Minority limited partners’ interest in the Operating Partnership	(34,029)	—	—	—	—	—	(34,029)
Perpetual preferred unit distributions of the Operating Partnership	(9,637)	—	—	—	—	—	(9,637)
Net income	332,851	109,510	58,957	67,567	9,184	38,632	49,001
Interest and debt expense (1)	401,614	61,969	68,003	45,275	26,328	87,618	112,421
Depreciation and amortization(1)	329,141	67,342	62,310	41,198	22,127	88,699	47,465
Income tax expense (1)	47,513	1,100	5,463	182	512	38,463	1,793
EBITDA	$1,111,119	$239,921	$194,733	$154,222	$58,151	$253,412	$210,680

The Washington, DC Office segment includes $1,891 of expense for H Street litigation costs. The Other segment EBITDA includes a net gain of $81,451 on the mark-to-market of derivative instruments, a $16,687 net gain on sale of marketable equity securities, an $8,807 write-off for costs of acquisition not consummated and $1,677 for our share of India real estate ventures organization costs.

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Alexander’s	$22,225	$17,166	$37,112	$37,499
555 California Street	11,743	6,349	23,388	6,349
Lexington MLP	7,391	5,984	18,468	5,984
Hotel Pennsylvania	12,452	11,177	17,865	14,781
Industrial warehouses	1,226	823	2,664	2,196
GMH (see page 11)	—	4,177	—	8,345
Other investments	(2,235)	1,052	(5,069)	4,963
	52,802	46,728	94,428	80,117
Minority limited partners’ interest in the Operating Partnership	(7,285)	(16,852)	(38,955)	(34,029)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(4,819)	(9,637)	(9,637)
Corporate general and administrative expenses	(22,226)	(20,990)	(42,468)	(33,364)
Write-off of pre-development costs (see Note (4) on page 13)	—	—	(34,200)	—
Costs of acquisitions not consummated	(726)	—	(3,009)	(8,807)
Investment income and other	23,813	131,772	35,132	182,834
Discontinued operations of Americold, net (including a $112,690 net gain on sale in the six months ended June 30, 2008)	—	17,422	118,520	33,566
	$41,560	$153,261	$119,811	$210,680

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust as of June 30, 2008, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended prior to reclassification for the discontinued operations described in Note 9 to the accompanying financial statements (not presented herein); and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 9 that were applied to reclassify the December 31, 2007 consolidated balance sheet of Vornado Realty Trust (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2007.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

August 5, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations include a discussion of our consolidated financial statements for the three and six months ended June 30, 2008. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2008.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value. We measure our success in meeting this objective by our total return to shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending June 30, 2008:

	Total Return (1)
	Vornado	RMS	SNL
One-year	(17.0%)	(14.2%)	(13.5%)
Three-years	22.7%	15.1%	15.8%
Five-years	151.3%	93.3%	95.5%
Ten-years	276.7%	172.7%	173.7%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component;
•	Developing and redeveloping our existing properties to increase returns and maximize value; and
•	Providing specialty financing to real estate related companies.

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

Beginning in the second half of 2007, the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining residential home values and increasing inventory nationwide. This “credit” crisis spread to the broader commercial credit markets and has reduced the availability of financing and widened spreads. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and increased capitalization rates. If these conditions continue, our real estate portfolio may experience lower occupancy and effective rents which would result in a corresponding decrease in net income, funds from operations and cash flows. In addition, the value of our investments in joint ventures, marketable securities, and mezzanine loans may also decline as a result of the above factors. Such declines may result in impairment charges and/or valuation allowances which would result in a corresponding decrease in net income and funds from operations.

Overview – continued

Quarter Ended June 30, 2008 Financial Results Summary

Net income applicable to common shares for the quarter ended June 30, 2008 was $125,386,000, or $0.79 per diluted share, versus $151,625,000, or $0.96 per diluted share, for the quarter ended June 30, 2007. Net income for the quarter ended June 30, 2008 includes $56,831,000 for our share of net gains on sale of real estate. Net income for the quarters ended June 30, 2008 and 2007 also include certain items that affect comparability which are listed in the table below. The aggregate of these items and net gains on sale of real estate, net of minority interest, increased net income applicable to common shares for the quarter ended June 30, 2008 by $45,883,000, or $0.29 per diluted share and increased net income applicable to common shares for the quarter ended June 30, 2007 by $63,111,000, or $0.38 per diluted share.

Funds from operations applicable to common shares plus assumed conversions (“FFO”) for the quarter ended June 30, 2008 was $208,260,000, or $1.27 per diluted share, compared to $281,741,000, or $1.72 per diluted share, for the prior year’s quarter. FFO for the quarters ended June 30, 2008 and 2007 include certain items that affect comparability which are listed in the table below. The aggregate of these items, net of minority interest, decreased FFO for the quarter ended June 30, 2008 by $4,227,000, or $0.03 per diluted share and increased FFO for the quarter ended June 30, 2007 by $70,467,000, or $0.43 per diluted share.

(Amounts in thousands)	For the Three Months Ended June 30,
	2008	2007
Items that affect comparability (income) expense: Partially owned entities – non-cash purchase price accounting adjustments:
Toys	$14,900	$—
Beverly Connection	(4,100)	—
Derivative positions in marketable equity securities	3,468	(72,074)
Reversal of Alexander’s stock appreciation rights compensation expense	(7,157)	(1,222)
Net gain on sale of our 13.8% interest in GMH	(2,038)	—
Costs of acquisitions not consummated	726	—
India real estate ventures – organization costs	—	1,677
Other, net	(1,154)	2,131
	4,645	(69,488)
47.6% share of Americold’s FFO (Net loss of $557 in the three months ended June 30, 2007) – sold on March 31, 2008	—	(6,348)
13.8% share of GMH’s FFO (Equity in net income of $31 in the three months ended June 30, 2007)	—	(1,714)
	4,645	(77,550)
Minority limited partners’ share of above adjustments	(418)	7,083
Total items that affect comparability	$4,227	$(70,467)

We did not recognize income during the quarter ended June 30, 2008, on certain assets with an aggregate carrying amount of approximately $1.4 billion at June 30, 2008, because they were out of service for redevelopment. Assets under development include all or portions of the Bergen Town Center, 2101 L Street, 220 20th Street, 1229-1231 25th Street (“West End 25”), 1999 K Street, 220 Central Park South, 40 East 66th Street, and certain investments in joint ventures including Beverly Connection, Wasserman and 800 17th Street/PNC Place investments.

The percentage increase in the same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended June 30, 2008 over the quarter ended June 30, 2007 and the trailing quarter ended March 31, 2008 are summarized below.

Quarter Ended:
	New York Office	Washington, DC Office	Retail	Merchandise Mart
June 30, 2008 vs. June 30, 2007	7.0%	3.9%	3.3%	15.2%(1)
June 30, 2008 vs. March 31, 2008	2.7%	1.3%	0.7%	30.7%(2)

_________________________

(1)	Results primarily from an increase in EBITDA from the Art Chicago trade show which operated at a loss in 2007, its initial year of operation.
(2)	Results from the timing of trade shows.

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview – continued

Six Months Ended June 30, 2008 Financial Results Summary

Net income applicable to common shares for the six months ended June 30, 2008 was $523,308,000, or $3.26 per diluted share, versus $304,260,000, or $1.92 per diluted share, for the six months ended June 30, 2007. Net income for the six months ended June 30, 2008 includes $62,833,000 for our share of net gains on sale of real estate. Net income for the six months ended June 30, 2008 and 2007 also include certain items that affect comparability which are listed in the table below. The aggregate of these items and net gains on sale of real estate, net of minority interest, increased net income applicable to common shares for the six months ended June 30, 2008 by $305,998,000, or $1.87 per diluted share and increased net income applicable to common shares for the six months ended June 30, 2007 by $59,677,000, or $0.36 per diluted share.

FFO for the six months ended June 30, 2008 was $743,471,000, or $4.54 per diluted share, compared to $551,906,000, or $3.36 per diluted share, for the prior year’s six months. FFO for the six months ended June 30, 2008 and 2007 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of minority interest, increased FFO for the six months ended June 30, 2008 by $255,382,000, or $1.56 per diluted share and increased FFO for the six months ended June 30, 2007 by $74,641,000, or $0.45 per diluted share.

(Amounts in thousands)	For the Six Months Ended June 30,
	2008	2007
Items that affect comparability (income) expense:
Reversal of deferred income taxes initially recorded in connection with H Street acquisition (see below)	$(222,174)	$—
Net gain on sale of our 47.6% interest in Americold	(112,690)	—
Derivative positions in marketable equity security	21,830	(81,454)
Write-off of pre-development costs (see below)	34,200	—
Partially owned entities – non-cash purchase price accounting adjustments:
Toys	14,900	—
Beverly Connection	(4,100)	—
Reversal of MPH mezzanine loan loss accrual	(10,300)	—
Marketable equity security - impairment loss	9,073	—
Reversal of Alexander’s stock appreciation rights compensation expense	(6,952)	(5,916)
Net gain on sale of our 13.8% interest in GMH	(2,038)	—
Costs of acquisitions not consummated	3,009	8,807
Prepayment penalties and write-off of unamortized financing costs	—	5,861
India real estate ventures – organization costs	—	1,677
H Street litigation costs	—	1,891
Other, net	509	2,131
	(274,733)	(67,003)
47.6% share of Americold’s FFO (Net losses of $1,076 and $1,505 in each six-month period, respectively) – sold on March 31, 2008	(6,098)	(12,151)
13.8% share of GMH’s FFO (Equity in net loss of $281 in the six months ended June 30, 2007)	—	(3,033)
	(280,831)	(82,187)
Minority limited partners’ share of above adjustments	25,449	7,546
Total items that affect comparability	$(255,382)	$(74,641)

In connection with the purchase accounting for H Street, in July 2005 and April 2007 we recorded an aggregate of $222,174,000 of deferred tax liabilities representing the differences between the tax basis and the book basis of the acquired assets and liabilities multiplied by the effective tax rate. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we had completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, we reversed the deferred tax liabilities and recognized an income tax benefit of $222,174,000 in our consolidated statement of income.

The six months ended June 30, 2008 includes a $34,200,000 write-off for our share of two joint ventures’ pre-development costs, of which $23,000,000 represents our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project.

Overview – continued

The percentage increase in the same-store “EBITDA” of our operating segments for the six months ended June 30, 2008 over the six months ended June 30, 2007 is summarized below.

	New York Office	Washington, DC Office	Retail	Merchandise Mart
June 30, 2008 vs. June 30, 2007	6.7%	5.7%	4.2%	4.5%

2008 Dispositions:

On March 31, 2008, we sold our 47.6% interest in Americold, our Temperature Controlled Logistics segment, for $220,000,000, in cash, which resulted in a net gain of $112,690,000.

On June 6, 2008, we sold our Tysons Dulles Plaza office building complex located in Tysons Corner, Virginia for approximately $152,800,000, in cash, which resulted in a net gain of $56,831,000.

Pursuant to the sale of GMH’s military housing division and the merger of its student housing division with American Campus Communities, Inc (“ACC”) (NYSE: ACC), subsequent to June 11, 2008 we received an aggregate of $105,180,000, consisting of $82,142,000 in cash and 753,126 shares of ACC common stock valued at $23,038,000 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038,000, which was recognized in the quarter ended June 30, 2008, and is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” in our consolidated statement of income.

2008 Financings:

On January 18, 2008, we closed a construction loan providing up to $87,000,000 to finance the residential redevelopment project at 220 20th Street (formally Crystal Plaza Two). The construction loan bears interest at LIBOR plus 1.15% (3.63% at June 30, 2008) and matures in January 2011 with two six-month extension options. As of June 30, 2008, $7,000,000 was drawn under this loan.

On February 11, 2008, we completed a $335,000,000 refinancing of the Green Acres regional mall. This interest-only loan has a rate of LIBOR plus 1.40% (3.86% at June 30, 2008) and matures in February 2011, with two one-year extension options. We retained net proceeds of $193,000,000 after repaying the existing loan.

On February 20, 2008, we closed a construction loan providing up to $104,000,000 to finance the residential redevelopment project at 1229-1231 25th Street NW (“West End 25”). The construction loan bears interest at LIBOR plus 1.30% (3.76% at June 30, 2008) and matures in February 2011 with two six-month extension options. As of June 30, 2008, $6,500,000 was drawn under this loan.

On February 26, 2008, we completed a $150,000,000 financing of our 2101 L Street property located in Washington, DC. The loan bears interest at LIBOR plus 1.20% (3.59% at June 30, 2008) and matures in February 2011 with two one-year extension options. We retained net proceeds of $148,000,000.

On March 12, 2008 we completed a $260,000,000 refinancing of the River House Apartment Complex. The financing is comprised of a $196,000,000 interest-only seven year 5.43% fixed rate mortgage and a $64,000,000 interest-only ten year floating rate mortgage at the Freddie Mac Reference Note Rate plus 1.53% (3.68% at June 30, 2008). We retained net proceeds of $205,000,000 after repaying the existing loan.

On March 24, 2008, we closed a construction loan providing up to $290,000,000 to finance the redevelopment of a portion of the Bergen Town Center. The interest-only loan has a rate of LIBOR plus 1.50% (4.11% at June 30, 2008) and matures in March 2011 with two one-year extension options. As of June 30, 2008, $158,000,000 was drawn under this loan.

On March 27, 2008, we closed a construction loan providing up to $124,000,000 to finance the redevelopment of 1999 K Street. The interest-only loan has a rate of LIBOR plus 1.30% (3.77% at June 30, 2008) and matures in December 2010 with two 6-month extension options. As of June 30, 2008, $31,000,000 was drawn under this loan.

Overview - continued

The following table sets forth certain information for the properties we own directly or indirectly, including leasing activity. The leasing activity presented below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue recognition in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Tenant improvements and leasing commissions are presented below based on square feet leased during the period, on a per square foot and per square foot per annum basis based on weighted average lease terms and as a percentage of initial rent per square foot.

(Square feet in thousands)
	New York		Washington, DC				Merchandise Mart
As of June 30, 2008:	Office		Office		Retail		Office	Showroom
Square feet (in service)	16,074		17,553		21,928		2,390	6,360
Number of properties	28		85		177		8	8
Occupancy rate	97.5%		93.9%		94.5%		96.7%	93.4%
Leasing Activity:
Quarter Ended June 30, 2008:
Square feet	435		395		286		157	260
Initial rent per square foot (1)	$67.83		$40.52		$31.47		$23.91	$32.16
Weighted average lease terms (years)	9.5		6.8		8.4		9.4	5.8
Rent per square foot – relet space:
Square feet	392		220		136		91	242
Initial Rent (1)	$70.39		$36.69		$30.01		$23.73	$32.06
Prior escalated rent	$47.00		$33.71		$24.74		$26.27	$32.60
Percentage increase (decrease):
Cash basis	49.8%	(2)	8.8%		21.3%	(2)	(9.7)%	(1.7)%
GAAP basis	46.8%	(2)	15.9%		25.0%	(2)	2.7%	13.6%
Rent per square foot – vacant space:
Square feet	43		175		150		66	18
Initial rent (1)	$44.06		$45.36		$32.79		$24.17	$33.53
Tenant improvements and leasing commissions:
Per square foot	$51.37		$13.14		$11.55		$50.05	$13.07
Per square foot per annum	$5.41		$1.93		$1.38		$5.35	$2.27
Percentage of initial rent	8.0%		4.8%		4.4%		22.4%	7.1%

Six Months Ended June 30, 2008:
Square feet	780		1,274		580		158	463
Initial rent per square foot (1)	$71.52		$38.18		$30.71		$23.91	$29.58
Weighted average lease terms (years)	9.0		7.5		7.7		9.3	5.4
Rent per square foot – relet space:
Square feet	718		919		355		92	441
Initial Rent (1)	$73.49		$35.09		$29.64		$23.72	$29.26
Prior escalated rent	$49.66		$29.13		$25.36		$26.22	$29.40
Percentage increase (decrease):
Cash basis	48.0%	(2)	20.5%	(2)	16.9%	(2)	(9.5)%	(0.5)%
GAAP basis	51.5%	(2)	21.1%	(2)	24.5%	(2)	2.6%	12.2%
Rent per square foot – vacant space:
Square feet	62		355		225		66	22
Initial rent (1)	$48.81		$46.20		$32.41		$24.17	$35.99
Tenant improvements and leasing commissions:
Per square foot	$48.90		$19.88		$9.49		$49.76	$9.14
Per square foot per annum	$5.43		$2.65		$1.24		$5.34	$1.69
Percentage of initial rent	7.6%		6.9%		4.0%		22.3%	5.7%

Overview (continued)

(Square feet and cubic feet in thousands)
	New York	Washington, DC		Merchandise Mart
	Office	Office	Retail	Office	Showroom
As of March 31, 2008:
Square feet/ cubic feet	16,025	17,874	21,820	2,390	6,169
Number of properties	28	88	176	8	8
Occupancy rate	97.6%	93.4%	94.2%	92.6%	93.5%

As of December 31, 2007:
Square feet/ cubic feet	15,994	17,931	21,934	2,390	6,139
Number of properties	28	84	177	8	8
Occupancy rate	97.6%	93.3%	94.3%	96.8%	93.7%

As of June 30, 2007:
Square feet/ cubic feet	15,962	17,900	21,053	2,756	6,330
Number of properties	28	84	175	9	9
Occupancy rate	97.8%	93.6%	93.4%	96.3%	91.3%

_______________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.
(2)	Because GAAP requires tenant leases to be marked to fair value when they are acquired, the cash basis increase is greater than the GAAP basis rent increase when the acquired space is relet.

Overview - continued

Recently Issued Accounting Literature

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain non-financial assets and liabilities until January 1, 2009. This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist of (i) marketable equity securities–available for sale, (ii) derivative positions in marketable equity securities and (iii) the assets of our officers’ deferred compensation plan (primarily marketable equity securities and equity investments in partially owned entities), for which there is a corresponding liability on our consolidated balance sheet. Financial assets and liabilities carried at fair value as of June 30, 2008 are presented in the table below based on the hierarchy used to measure fair value:

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$178,181	$178,181	$—	$—
Officers’ deferred compensation plan assets	81,824	40,796	—	41,028	(2)
Interest rate caps	27	—	27	—
Total Assets, reported at fair value (1)	$260,032	$218,977	$27	$41,028

Derivative positions in marketable equity securities	$4,996	$—	$4,996	$—
Officers’ deferred compensation plan liabilities	81,824	40,796	—	41,028	(2)
Total Liabilities, reported at fair value (1)	$86,820	$40,796	$4,996	$41,028

___________________

(1)

We chose not to elect the fair value option prescribed by Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), for our financial assets and liabilities that had not been previously carried at fair value. These financial assets and liabilities include our outstanding debt, accounts receivable, accounts payable and investments in partially owned entities.

(2)

The fair value of Level 3 “officers’ deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the officers. The following is a reconciliation of the beginning balance at January 1, 2008 to the ending balance at June 30, 2008: Beginning balance of $50,578, less total unrealized gains/losses included in earnings of $8,294, and purchases, issuances and settlements of $1,256, which equals the ending balance of $41,028. The total unrealized gains and losses related to the plan assets and liabilities are included as a component of “interest and other investment income” and “general and administrative,” respectively, in our consolidated statement of income.

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

In February 2007, the FASB issued SFAS 159, which permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 was effective on January 1, 2008. We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether we will elect this option for any eligible financial instruments we acquire in the future.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement), (the “FSP”). The adoption of this FSP would affect the accounting for our convertible and exchangeable senior debentures and Series D-13 convertible preferred units. The FSP would require the initial proceeds from the sale of our convertible and exchangeable senior debentures and Series D-13 convertible preferred units to be allocated between a liability component and an equity component. The resulting discount would be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The FSP would be effective for our fiscal year beginning on January 1, 2009 and require retroactive application. The adoption of the FSP on January 1, 2009 would result in the recognition of an aggregate unamortized debt discount of $161,259,000 (as of June 30, 2008) on our consolidated balance sheet and additional interest expense on our consolidated statements of income. Our current estimate of the incremental interest expense, net of minority interest, for each reporting period is as follows:

(Amounts in thousands)
For the year ended December 31:
2005	$3,405
2006	6,065
2007	28,233
2008	35,113
2009	37,856
2010	40,114
2011	41,112
2012	8,192

Overview - continued

Recently Issued Accounting Literature - continued

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The purpose of this statement is to improve financial reporting by providing a consistent framework for determining applicable accounting principles to be used in the preparation of financial statements presented in conformity with GAAP. SFAS 162 will become effective 60 days after the SEC’s approval. We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 was issued to decrease inconsistencies within Statement No. 60, Accounting and Reporting by Insurance Enterprises, and clarify how it applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective on January 1, 2009. We believe that the adoption of this standard on January 1, 2009 will not have any effect on our consolidated financial statements.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2008 and 2007

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2008 and 2007.

(Amounts in thousands)	For the Three Months Ended June 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$514,258	$180,993	$126,083	$86,968	$68,896	$—	$51,318
Straight-line rents:
Contractual rent increases	13,448	5,500	3,173	3,263	1,416	—	96
Amortization of free rent	5,291	3,586	1,329	1	311	—	64
Amortization of acquired below- market leases, net	25,858	15,412	1,104	7,571	25	—	1,746
Total rentals	558,855	205,491	131,689	97,803	70,648	—	53,224
Tenant expense reimbursements	84,898	31,075	14,833	31,178	4,832	—	2,980
Fee and other income:
Tenant cleaning revenue	14,382	18,510	—	—	—	—	(4,128)
Management and leasing fees	3,840	2,495	1,952	198	71	—	(876)
Lease termination fees	561	105	—	290	166	—	—
Other	11,829	4,315	4,901	519	1,633	—	461
Total revenues	674,365	261,991	153,375	129,988	77,350	—	51,661
Operating expenses	256,358	106,801	52,953	46,346	35,606	—	14,652
Depreciation and amortization	130,948	49,452	32,104	20,556	13,786	—	15,050
General and administrative	50,285	4,857	5,328	7,945	7,031	—	25,124
Costs of acquisition not consummated	726	—	—	—	—	—	726
Total expenses	438,317	161,110	90,385	74,847	56,423	—	55,552
Operating income (loss)	236,048	100,881	62,990	55,141	20,927	—	(3,891)
Income applicable to Alexander’s	15,351	190	—	190	—	—	14,971
Loss applicable to Toys	(30,711)	—	—	—	—	(30,711)	—
Income (loss) from partially owned entities	4,285	2,560	1,573	6,957	302	—	(7,107)
Interest and other investment income	23,793	715	551	88	79	—	22,360
Interest and debt expense	(150,316)	(33,754)	(33,140)	(22,290)	(13,019)	—	(48,113)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	—	—	—	—	—	3,386
Minority interest of partially owned entities	1,837	(876)	—	60	—	—	2,653
Income (loss) before income taxes	103,673	69,716	31,974	40,146	8,289	(30,711)	(15,741)
Income tax expense	(4,915)	—	(62)	—	(181)	—	(4,672)
Income (loss) from continuing operations	98,758	69,716	31,912	40,146	8,108	(30,711)	(20,413)
Income (loss) from discontinued operations, net	53,005	—	58,081	(40)	—	—	(5,036)
Income (loss) before allocation to minority limited partners	151,763	69,716	89,993	40,106	8,108	(30,711)	(25,449)
Minority limited partners’ interest in the Operating Partnership	(7,285)	—	—	—	—	—	(7,285)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	—	—	—	—	—	(4,818)
Net income (loss)	139,660	69,716	89,993	40,106	8,108	(30,711)	(37,552)
Interest and debt expense (1)	192,239	31,827	34,086	25,932	13,230	33,906	53,258
Depreciation and amortization(1)	170,493	47,005	33,870	21,766	13,919	34,034	19,899
Income tax expense (benefit) (1)	5,999	—	60	—	181	(197)	5,955
EBITDA	$508,391	$148,548	$158,009	$87,804	$35,438	$37,032	$41,560

The Washington, DC Office segment includes a $56,831 net gain on sale of real estate (included in “Income (loss) from discontinued operations, net”). The Other segment EBITDA includes a $3,468 net loss on the mark-to-market of derivative instruments, a $2,038 net gain on disposition of our 13.8% interest in GMH and a $726 write-off for costs of acquisitions not consummated.

___________________

See notes on page 45.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2008 and 2007 - continued

(Amounts in thousands)	For the Three Months Ended June 30, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$439,483	$152,850	$112,962	$80,070	$57,483	$—	$36,118
Straight-line rents:
Contractual rent increases	10,824	4,526	2,573	2,911	629	—	185
Amortization of free rent	10,497	5,726	3,753	239	567	—	212
Amortization of acquired below- market leases, net	20,327	10,387	1,160	7,608	90	—	1,082
Total rentals	481,131	173,489	120,448	90,828	58,769	—	37,597
Tenant expense reimbursements	77,267	29,642	11,281	28,887	4,914	—	2,543
Fee and other income:
Tenant cleaning revenue	10,527	13,062	—	—	—	—	(2,535)
Management and leasing fees	2,804	974	1,972	580	(19)	—	(703)
Lease termination fees	1,295	100	131	902	162	—	—
Other	10,196	4,242	4,171	301	2,152	—	(670)
Total revenues	583,220	221,509	138,003	121,498	65,978	—	36,232
Operating expenses	227,212	93,287	44,667	41,688	31,796	—	15,774
Depreciation and amortization	110,768	36,744	28,577	22,109	10,756	—	12,582
General and administrative	49,789	5,502	6,079	6,329	6,929	—	24,950
Costs of acquisition not consummated	—	—	—	—	—	—	—
Total expenses	387,769	135,533	79,323	70,126	49,481	—	53,306
Operating income (loss)	195,451	85,976	58,680	51,372	16,497	—	(17,074)
Income applicable to Alexander’s	9,484	190	—	164	—	—	9,130
Loss applicable to Toys	(20,029)	—	—	—	—	(20,029)	—
Income from partially owned entities	8,195	1,900	3,743	2,093	448	—	11
Interest and other investment income	119,689	469	738	117	93	—	118,272
Interest and debt expense	(140,293)	(32,113)	(30,520)	(19,775)	(13,048)	—	(44,837)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	15,778	—	—	—	—	—	15,778
Minority interest of partially owned entities	1,346	(569)	—	11	—	—	1,904
Income (loss) before income taxes	189,621	55,853	32,641	33,982	3,990	(20,029)	83,184
Income tax expense	(2,508)	—	(1,867)	(182)	(199)	—	(260)
Income (loss) from continuing operations	187,113	55,853	30,774	33,800	3,791	(20,029)	82,924
Income (loss) from discontinued operations, net	478	—	1,075	(44)	—	—	(553)
Income (loss) before allocation to minority limited partners	187,591	55,853	31,849	33,756	3,791	(20,029)	82,371
Minority limited partners’ interest in the Operating Partnership	(16,852)	—	—	—	—	—	(16,852)
Perpetual preferred unit distributions of the Operating Partnership	(4,819)	—	—	—	—	—	(4,819)
Net income (loss)	165,920	55,853	31,849	33,756	3,791	(20,029)	60,700
Interest and debt expense (1)	202,843	31,831	32,095	22,478	13,264	40,984	62,191
Depreciation and amortization(1)	165,990	36,600	33,466	22,912	10,890	33,303	28,819
Income tax (benefit) expense (1)	(8,071)	1,100	3,831	182	199	(14,934)	1,551
EBITDA	$526,682	$125,384	$101,241	$79,328	$28,144	$39,324	$153,261

The Other segment EBITDA includes a $72,074 net gain on mark-to-market of derivative instruments, a $15,778 net gain on sale of marketable equity securities and $1,677 for our share of India real estate ventures organization costs.

______________________________

See notes on following page.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2008 and 2007 - continued

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended June 30,
	2008	2007
Alexander’s	$22,225	$17,166
555 California Street	11,743	6,349
Lexington MLP	7,391	5,984
Hotel Pennsylvania	12,452	11,177
Industrial warehouses	1,226	823
GMH	—	4,177
Other investments	(2,235)	1,052
	52,802	46,728
Minority limited partners’ interest in the Operating Partnership	(7,285)	(16,852)
Perpetual preferred unit distributions of the Operating Partnership	(4,818)	(4,819)
Corporate general and administrative expenses	(22,226)	(20,990)
Costs of acquisitions not consummated	(726)	—
Investment income and other	23,813	131,772
Discontinued operations of Americold, net (sold on March 31, 2008)	—	17,422
	$41,560	$153,261

Results of Operations – Three Months Ended June 30, 2008 Compared to June 30, 2007

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases, and fee income, were $674,365,000 for the quarter ended June 30, 2008, compared to $583,220,000 in the prior year’s first quarter, an increase of $91,145,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart	Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$18,329	$18,329		$—	$—	$—	$—
555 California Street	13,559	—		—	—	—	13,559
H Street (effect of consolidating from May 1, 2007 vs. equity method prior)	4,815	—		4,815	—	—	—
Other	5,708	—		414	5,302	(8)	—
Development/Redevelopment	(2,514)	—		(551)	(1,435)	—	(528)
Amortization of acquired below market leases, net	5,527	5,025		(60)	(37)	(65)	664
Operations:
Hotel Pennsylvania	2,052	—		—	—	—	2,052	(1)
Trade shows	11,679	—		—	—	11,679 (2)	—
Leasing activity (see page 38)	18,569	8,648		6,623	3,145	273	(120)
Total increase in property rentals	77,724	32,002		11,241	6,975	11,879	15,627
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	4,067	1,752		610	969	—	736
Operations	3,564	(319	)(3)	2,942	1,322	(82)	(299)
Total increase (decrease) in tenant expense reimbursements	7,631	1,433		3,552	2,291	(82)	437
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(734)	5		(131)	(612)	4	—
Management and leasing fees	1,036	1,521		(20)	(382)	90	(173)
BMS Cleaning revenue	3,855	5,448		—	—	—	(1,593	)(4)
Other	1,633	73		730	218	(519)	1,131
Total increase (decrease) in fee and other income	5,790	7,047		579	(776)	(425)	(635)
Total increase in revenues	$91,145	$40,482		$15,372	$8,490	$11,372	$15,429

______________________________

(1)	Revenue per available room (“REVPAR”) was $152.70 for the three months ended June 30, 2008 compared to $139.21 for the prior year’s quarter.

(2)	Primarily from (i) $5,879 due to the timing of three trade shows held in April 2008 versus March 2007, and (ii) higher revenues from the Art Chicago Show.

(3)	Primarily from a decrease in real estate taxes and new tenant base years.

(4)	Represents the elimination of inter-company cleaning revenue from our other operating segments upon consolidation. See page 47 for the elimination of inter-company cleaning charges.

Results of Operations – Three Months Ended June 30, 2008 Compared to June 30, 2007 (continued)

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $438,317,000 for the quarter ended June 30, 2008, compared to $387,769,000 in the prior year’s quarter, an increase of $50,548,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$7,395	$7,395	$—	$—	$—		$—
555 California Street	6,233	—	—	—	—		6,233
H Street (effective of consolidating from May 1, 2007 vs. equity method prior)	1,073	—	1,073	—	—		—
Other	2,662	—	586	1,696	380		—
Development/Redevelopment	(81)	—	(253)	172	—		—
Hotel activity	683	—	—	—	—		683
Trade shows activity	1,687	—	—	—	1,687	(1)	—
Operations	9,494	6,119 (2)	6,880	2,790	1,743		(8,038	)(3)
Total increase (decrease) in operating expenses	29,146	13,514	8,286	4,658	3,810		(1,122)
Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/Development	7,484	9,756	(2,774)	(2,297)	—		2,799
Operations (due to additions to buildings and improvements)	12,696	2,952	6,301	744	3,030		(331)
Total increase (decrease) in depreciation and amortization	20,180	12,708	3,527	(1,553)	3,030		2,468
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	2,134	(152)	259	1,245	—		782
Operations	(1,638)	(493)	(1,010)	371	102		(608)
Total increase (decrease) in general and administrative	496	(645)	(751)	1,616	102		174
Costs of acquisitions not consummated	726	—	—	—	—		726
Total increase in expenses	$50,548	$25,577	$11,062	$4,721	$6,942		$2,246

______________________________

(1)	Primarily from the timing of three trade shows held in April 2008 versus March 2007.

(2)

Primarily from a $4,667 increase in BMS operating expenses and a $3,454 increase in property level operating expenses, partially offset by, a $1,082 decrease in bad debt expense and a $920 decrease in real estate taxes.

(3)	Primarily from an increase in the elimination of inter-company fees of our operating segments upon consolidation.

Results of Operations – Three Months Ended June 30, 2008 Compared to June 30, 2007 (continued)

Income Applicable to Alexander’s

Our 32.6% share of Alexander’s net income (comprised of equity in net income, management, leasing, and development fees) was $15,351,000 for the three months ended June 30, 2008, compared to $9,484,000 for the prior year’s first quarter, an increase of $5,867,000. This increase was primarily due to $7,157,000 of income for our share of the reversal of accrued stock appreciation rights compensation expense in the current quarter, compared to $1,222,000 for our share of such income in the prior year’s quarter.

Loss Applicable to Toys

Our 32.7% share of Toys’ net loss (comprised of equity in net loss, interest income on loans receivable, and management fees) was $30,711,000 for the three months ended June 30, 2008, or $30,908,000 before our share of Toys’ income tax benefit, compared to $20,029,000, or $34,963,000 before our share of Toys’ income tax benefit for the prior year’s quarter.

Toys prepares its consolidated financial statements using the historical cost basis (“Recap basis”) of accounting. We account for our investment in Toys on the purchase accounting basis. In July 2008, in connection with an audit of Toys’ purchase accounting basis financial statements for its fiscal years 2006 and 2007, it was determined that the purchase accounting basis income tax expense was understated. Our share of this non-cash charge is $14,900,000, which we recognized as part of our equity in Toys’ net loss in the three months ended June 30, 2008. This non-cash charge has no effect on cash actually paid for income taxes or Toys’ previously issued Recap basis consolidated financial statements.

Historically, Toys’ fourth quarter net income, which we recorded on a lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income.

Results of Operations – Three Months Ended June 30, 2008 Compared to June 30, 2007 (continued)

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended June 30, 2008 and 2007.

(Amounts in thousands, except share and per share amounts)	For The Three Months Ended June 30,
Equity in Net Income (Loss):	2008	2007
Beverly Connection:
50% share of equity in net income (loss) (1)	$2,326	$(1,062)
Interest and fee income	3,529	2,330
	5,855	1,268
Lexington MLP – 7.7% share of equity in net income (loss) (2)	60	(242)
India real estate ventures – 4% to 36.5% share of equity in net losses (3)	(614)	—
GMH Communities L.P. – 13.8% share of equity in net income in 2007 (4)	—	31
H Street partially owned entities – 50% share of equity in net income (5)	—	3,089
Other (6)	(1,016)	4,049
	$4,285	$8,195

________________________

(1)

The three months ended June 30, 2008 includes $4,100 for the reversal of non-cash charges recorded by the joint venture in prior periods which, pursuant to paragraph 19(n) of APB Opinion 18 “The Equity Method of Accounting For Investments In Common Stock,” should have been eliminated in the determination of our share of the earnings of the venture.

(2)

We recognize our share of Lexington MLP’s net earnings on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

(3)

We are a partner in four joint ventures established to develop real estate in India’s leading cities. During the six months ended June 30, 2008, we funded $39,077 of cash to the four ventures, including $34,077 to the India Property Fund L.P. (“IPF”). As of June 30, 2008, our aggregate investment in these four ventures was $83,524 and our remaining capital commitment to these ventures is $91,923, of which $80,923 is to IPF. At June 30, 2008 and December 31, 2007, our ownership interest in IPF was 36.5% and 50.6%, respectively. Based on the reduction of our ownership interest in 2008, we no longer consolidate the accounts of IPF into our consolidated financial statements and beginning on January 1, 2008 we account for our investment in IPF under the equity method.

(4)

Pursuant to the sale of GMH’s military housing division and the merger of its student housing division with American Campus Communities, Inc (“ACC”) (NYSE: ACC), in June 2008, we received an aggregate of $105,180, consisting of $82,142 in cash and 753,126 shares of ACC common stock valued at $23,038 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038, which was recognized in the quarter ended June 30, 2008, and is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” in our consolidated statement of income.

(5)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these entities. As of April 30, 2007, we consolidate the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

(6)

Includes our equity in net earnings of partially owned entities, including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

Results of Operations – Three Months Ended June 30, 2008 Compared to June 30, 2007 (continued)

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $23,793,000 for the three months ended June 30, 2008, compared to $119,689,000 in the prior year’s quarter, a decrease of $95,896,000. This decrease resulted primarily from:

(Amounts in thousands)
Derivative positions in marketable equity securities – net loss of $3,468 this quarter compared to a net gain of $72,074 in the prior year’s quarter	$(75,542)
Decrease in interest income as a result of lower average yields on investments (2.2% in the current quarter compared to 5.2% in the prior year’s quarter)	(13,902)
Other, net	(6,452)
$(95,896)

Interest and Debt Expense

Interest and debt expense was $150,316,000 in the three months ended June 30, 2008, compared to $140,293,000 in the prior year’s quarter, an increase of $10,023,000. This increase resulted primarily from $19,966,000 of interest expense on $929,811,000 of debt resulting from property acquisitions and refinancings subsequent to the second quarter of 2007, partially offset by reductions in interest expense of (i) $4,095,000 as a result of repaying the $500 million senior unsecured debentures in May 2007, (ii) $3,586,000 due to a 2.77% decrease in weighted average interest rates on our variable rate debt, and (iii) $2,622,000 of higher capitalized interest due to a larger amount of assets under development.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $3,386,000 in the three months ended June 30, 2008, compared to $15,778,000 in the three months ended June 30, 2007. The three months ended June 30, 2008 includes a $2,038,000 net gain on disposition of our 13.8% interest in GMH and net gains on sale of marketable securities. The three months ended June 30, 2007 represents net gains on sale of marketable securities.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $1,837,000 in the six months ended June 30, 2008, compared to income of $1,346,000 in the prior year’s three months and represents the minority partners’ pro rata share of the net loss of consolidated partially owned entities, including 1290 Avenue of the Americas, 555 California Street, 220 Central Park South, Wasserman and the Springfield Mall.

Income Tax Expense

Income tax expense was $4,915,000 in the quarter ended June 30, 2008, compared to $2,508,000 in the prior year’s quarter, an increase of $2,407,000. This increase was primarily due to the acquisitions of 1290 Avenue of the Americas and 555 California Street in May 2007.

Results of Operations – Three Months Ended June 30, 2008 Compared to June 30, 2007 (continued)

Discontinued Operations

The combined results of discontinued operations for the three months ended June 30, 2008 and 2007 include the operating results of Tysons Dulles Plaza, which was sold on June 10, 2008; Americold, which was sold on March 31, 2008; 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; and Arlington Plaza, which was sold on October 17, 2007.

(Amounts in thousands)	For the Three Months Ended June 30,
	2008	2007
Total revenues	$2,940	$211,459
Total expenses	6,766	210,981
Net (loss) income	(3,826)	478
Net gain on sale of Tysons Dulles Plaza	56,831	—
Income from discontinued operations, net of minority interest	$53,005	$478

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $7,285,000 in the three months ended June 30, 2008, compared to $16,852,000 in the prior year’s quarter, a decrease of $9,567,000. This decrease results primarily from lower net income subject to allocation to the minority limited partners.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $4,818,000 in the three months ended June 30, 2008, compared to $4,819,000 in the prior year’s quarter.

Preferred Share Dividends

Preferred share dividends were $14,274,000 in the three months ended June 30, 2008, compared to $14,295,000 in the prior year’s quarter.

Results of Operations – Three Months Ended June 30, 2008 Compared to June 30, 2007 (continued)

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the three months ended June 30, 2008 from the three months ended June 30, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Toys	Other
Three Months ended June 30, 2007	$526,682	$125,384	$101,241	$79,328	$28,144		$39,324	$153,261
2008 Operations: Same store operations(1)		8,431	3,754	2,364	5,315
Acquisitions, dispositions and non-same store income and expenses		14,733	53,014	6,112	1,979
Three Months ended June 30, 2008	$508,391	$148,548	$158,009	$87,804	$35,438		$37,032	$41,560
% increase in same store operations		7.0%	3.9%	3.3%	15.2	% (2)

__________________________

(1)

Represents the increase in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers. Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)	Results primarily from an increase in EBITDA from the Art Chicago trade show which operated at a loss in 2007, its initial year of operation.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2008 and 2007

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2008 and 2007.

(Amounts in thousands)	For the Six Months Ended June 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$1,002,450	$357,496	$249,485	$173,689	$126,439	$—	$95,341
Straight-line rents:
Contractual rent increases	31,320	12,783	6,443	9,062	2,793	—	239
Amortization of free rent	9,390	4,457	2,834	(1,220)	2,664	—	655
Amortization of acquired below- market leases, net	49,129	30,741	2,216	12,525	58	—	3,589
Total rentals	1,092,289	405,477	260,978	194,056	131,954	—	99,824
Tenant expense reimbursements	172,058	62,598	30,048	64,868	9,421	—	5,123
Fee and other income:
Tenant cleaning revenue	27,804	35,664	—	—	—	—	(7,860)
Management and leasing fees	7,808	3,897	5,108	563	211	—	(1,971)
Lease termination fees	3,014	2,029	—	665	320	—	—
Other	20,674	8,250	9,101	140	3,073	—	110
Total revenues	1,323,647	517,915	305,235	260,292	144,979	—	95,226
Operating expenses	517,609	213,447	104,540	94,400	70,974	—	34,248
Depreciation and amortization	261,558	95,227	68,970	41,692	25,573	—	30,096
General and administrative	99,670	9,643	12,397	15,707	14,502	—	47,421
Costs of acquisition not consummated	3,009	—	—	—	—	—	3,009
Total expenses	881,846	318,317	185,907	151,799	111,049	—	114,774
Operating income (loss)	441,801	199,598	119,328	108,493	33,930	—	(19,548)
Income applicable to Alexander’s	23,280	379	—	338	—	—	22,563
Income applicable to Toys	49,651	—	—	—	—	49,651	—
(Loss) income from partially owned entities	(26,068)	5,137	2,852	9,864	820	—	(44,741)
Interest and other investment income	37,897	1,423	1,230	330	172	—	34,742
Interest and debt expense	(298,495)	(69,385)	(62,762)	(42,536)	(26,040)	—	(97,772)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	—	—	—	—	—	3,386
Minority interest of partially owned entities	2,243	(1,821)	—	74	—	—	3,990
Income (loss) before income taxes	233,695	135,331	60,648	76,563	8,882	49,651	(97,380)
Income tax benefit (expense)	212,414	—	221,615	(2)	(391)	—	(8,808)
Income (loss) from continuing operations	446,109	135,331	282,263	76,561	8,491	49,651	(106,188)
Income (loss) from discontinued operations, net	154,340	—	59,068	(560)	—	—	95,832
Income (loss) before allocation to minority limited partners	600,449	135,331	341,331	76,001	8,491	49,651	(10,356)
Minority limited partners’ interest in the Operating Partnership	(38,955)	—	—	—	—	—	(38,955)
Perpetual preferred unit distributions of the Operating Partnership	(9,637)	—	—	—	—	—	(9,637)
Net income (loss)	551,857	135,331	341,331	76,001	8,491	49,651	(58,948)
Interest and debt expense (1)	400,200	65,831	64,714	49,759	26,463	75,401	118,032
Depreciation and amortization(1)	351,678	90,625	73,112	43,968	25,826	68,136	50,011
Income tax (benefit) expense (1)	(116,781)	—	(221,612)	2	391	93,722	10,716
EBITDA	$1,186,954	$291,787	$257,545	$169,730	$61,171	$286,910	$119,811

The Washington, DC Office segment includes a $222,174 reduction in income tax expense resulting from a reversal of deferred tax liabilities in connection with the acquisition of H Street, and a $56,831 net gain on sale of real estate (included in “Income (loss) from discontinued operations, net”). The Other segment EBITDA includes, a $112,690 net gain on sale of our 47.6% interest in Americold (included in “Income (loss) from discontinued operations, net”), a $34,200 write-off of pre-development costs, a $21,830 net loss on the mark-to-market of derivative instruments, a $10,300 reversal of a mezzanine loan loss accrual, a $9,073 impairment loss on a marketable equity security, a $3,009 write-off for costs of acquisitions not consummated and a $2,038 net gain on disposition of our 13.8% interest in GMH.

___________________

See notes on page 55.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2008 and 2007 - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$836,911	$290,498	$215,764	$157,791	$118,509	$—	$54,349
Straight-line rents:
Contractual rent increases	18,038	7,879	2,741	5,808	1,283	—	327
Amortization of free rent	23,447	13,185	8,593	511	946	—	212
Amortization of acquired below- market leases, net	34,343	17,679	2,144	12,847	120	—	1,553
Total rentals	912,739	329,241	229,242	176,957	120,858	—	56,441
Tenant expense reimbursements	149,690	58,350	20,594	57,584	9,707	—	3,455
Fee and other income:
Tenant cleaning revenue	20,370	25,148	—	—	—	—	(4,778)
Management and leasing fees	10,003	1,829	8,533	924	3	—	(1,286)
Lease termination fees	4,721	1,898	211	2,407	205	—	—
Other	18,749	8,023	7,251	655	3,434	—	(614)
Total revenues	1,116,272	424,489	265,831	238,527	134,207	—	53,218
Operating expenses	438,961	181,539	83,224	82,205	63,377	—	28,616
Depreciation and amortization	198,921	66,549	53,280	39,392	21,847	—	17,853
General and administrative	90,203	9,448	14,461	13,331	14,367	—	38,596
Costs of acquisition not consummated	8,807	—	—	—	—	—	8,807
Total expenses	736,892	257,536	150,965	134,928	99,591	—	93,872
Operating income (loss)	379,380	166,953	114,866	103,599	34,616	—	(40,654)
Income applicable to Alexander’s	23,003	378	—	373	—	—	22,252
Income applicable to Toys	38,632	—	—	—	—	38,632	—
Income from partially owned entities	16,890	3,187	7,435	3,388	787	—	2,093
Interest and other investment income	173,193	1,142	1,051	192	188	—	170,620
Interest and debt expense	(270,991)	(61,581)	(65,042)	(39,783)	(25,895)	—	(78,690)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	16,687	—	—	—	—	—	16,687
Minority interest of partially owned entities	1,696	(569)	—	58	—	—	2,207
Income before income taxes	378,490	109,510	58,310	67,827	9,696	38,632	94,515
Income tax expense	(2,597)	—	(1,643)	(182)	(512)	—	(260)
Income from continuing operations	375,893	109,510	56,667	67,645	9,184	38,632	94,255
Income (loss) from discontinued operations, net	624	—	2,290	(78)	—	—	(1,588)
Income before allocation to minority limited partners	376,517	109,510	58,957	67,567	9,184	38,632	92,667
Minority limited partners’ interest in the Operating Partnership	(34,029)	—	—	—	—	—	(34,029)
Perpetual preferred unit distributions of the Operating Partnership	(9,637)	—	—	—	—	—	(9,637)
Net income	332,851	109,510	58,957	67,567	9,184	38,632	49,001
Interest and debt expense (1)	401,614	61,969	68,003	45,275	26,328	87,618	112,421
Depreciation and amortization(1)	329,141	67,342	62,310	41,198	22,127	88,699	47,465
Income tax expense (1)	47,513	1,100	5,463	182	512	38,463	1,793
EBITDA	$1,111,119	$239,921	$194,733	$154,222	$58,151	$253,412	$210,680

The Washington, DC Office segment includes $1,891 of expense for H Street litigation costs. The Other segment EBITDA includes a net gain of $81,451 on the mark-to-market of derivative instruments, a $16,687 net gain on sale of marketable equity securities, an $8,807 write-off for costs of acquisition not consummated and $1,677 for our share of India real estate ventures organization costs.

______________________________

See notes on following page.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2008 and 2007 - continued

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

(2)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Six Months Ended June 30,
	2008	2007
Alexander’s	$37,112	$37,499
555 California Street	23,388	6,349
Lexington MLP	18,468	5,984
Hotel Pennsylvania	17,865	14,781
Industrial warehouses	2,664	2,196
GMH	—	8,345
Other investments	(5,069)	4,963
	94,428	80,117
Minority limited partners’ interest in the Operating Partnership	(38,955)	(34,029)
Perpetual preferred unit distributions of the Operating Partnership	(9,637)	(9,637)
Corporate general and administrative expenses	(42,468)	(33,364)
Write-off of pre-development costs	(34,200)	—
Costs of acquisitions not consummated	(3,009)	(8,807)
Investment income and other	35,132	182,834
Discontinued operations of Americold, net (including a $112,690 net gain on sale in 2008)	118,520	33,566
	$119,811	$210,680

Results of Operations – Six Months Ended June 30, 2008 Compared to June 30, 2007 - continued

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below market leases, net of above market leases, and fee income, were $1,323,647,000 for the six months ended June 30, 2008, compared to $1,116,272,000 in the prior year’s six months, an increase of $207,375,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office		Retail	Merchandise Mart	Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$46,780	$46,780		$—		$—	$—	$—
555 California Street	37,301	—		—		—	—	37,301
H Street (effect of consolidating from May 1, 2007 vs. equity method prior)	19,330	—		19,330		—	—	—
Other	17,847	—		1,280		11,948	4,619	—
Development/Redevelopment	(4,638)	—		(2,100)		(2,010)	—	(528)
Amortization of acquired below market leases, net	14,786	13,062		72		(322)	(62)	2,036
Operations:
Hotel Pennsylvania	4,828	—		—		—	—	4,828	(1)
Trade shows	6,479	—		—		—	6,479	—
Leasing activity (see page 38)	36,837	16,394		13,154		7,483	60	(254)
Total increase in property rentals	179,550	76,236		31,736		17,099	11,096	43,383
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	12,588	6,041		2,235		2,463	—	1,849
Operations	9,780	(1,793	)(2)	7,219		4,821	(286)	(181)
Total increase (decrease) in tenant expense reimbursements	22,368	4,248		9,454		7,284	(286)	1,668
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(1,707)	131		(211)		(1,742)	115	—
Management and leasing fees	(2,195)	2,068		(3,425	)(3)	(361)	208	(685)
BMS Cleaning revenue	7,434	10,516		—		—	—	(3,082	)(4)
Other	1,925	227		1,850		(515)	(361)	724
Total increase (decrease) in fee and other income	5,457	12,942		(1,786)		(2,618)	(38)	(3,043)
Total increase in revenues	$207,375	$93,426		$39,404		$21,765	$10,772	$42,008

______________________________

(1)	Revenue per available room (“REVPAR”) was $131.12 for the six months ended June 30, 2008 compared to $114.31 for the prior year’s six months.

(2)	Primarily from a decrease in real estate taxes and new tenant base years.

(3)	Primarily from leasing fees in 2007 in connection with our management of a development project.

(4)	Represents the elimination of inter-company cleaning revenue from our other operating segments upon consolidation. See page 57 for the elimination of inter-company cleaning charges.

Results of Operations – Six Months Ended June 30, 2008 Compared to June 30, 2007 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $881,846,000 for the six months ended June 30, 2008, compared to $736,892,000 in the prior year’s six months, an increase of $144,954,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart	Other
Increase (decrease) due to:
Acquisitions:
1290 Avenue of the Americas	$19,148	$19,148		$—	$—	$—	$—
555 California Street	17,442	—		—	—	—	17,442
H Street (effective of consolidating from May 1, 2007 vs. equity method prior)	8,300	—		8,300	—	—	—
Other	10,067	—		1,386	4,273	4,408	—
Development/Redevelopment	51	—		(812)	863	—	—
Hotel activity	1,618	—		—	—	—	1,618
Trade shows activity	464	—		—	—	464	—
Operations	21,558	12,760	(1)	12,442	7,059	2,725	(13,428	)(2)
Total increase in operating expenses	78,648	31,908		21,316	12,195	7,597	5,632
Depreciation and amortization:
Increase due to:
Acquisitions/Development	43,308	23,618		6,793	848	—	12,049
Operations (due to additions to buildings and improvements)	19,329	5,060		8,897	1,452	3,726	194
Total increase in depreciation and amortization	62,637	28,678		15,690	2,300	3,726	12,243
General and administrative:
Increase (decrease) due to:
Acquisitions/Development and Other	6,339	—		(14)	1,635	—	4,718
Operations	3,128	195		(2,050)	741	135	4,107	(3)
Total increase (decrease) in general and administrative	9,467	195		(2,064)	2,376	135	8,825
Costs of acquisitions not consummated	(5,798)	—		—	—	—	(5,798)
Total increase in expenses	$144,954	$60,781		$34,942	$16,871	$11,458	$20,902

______________________________

(1)	Primarily from a $9,179 increase in BMS operating expenses and a $4,835 increase in property level operating expenses, partially offset by a $1,992 decrease in real estate taxes.

(2)	Primarily from an increase in the elimination of inter-company fees of our operating segments upon consolidation.

(3)	Primarily from an increase in compensation expense and professional fees.

Results of Operations – Six Months Ended June 30, 2008 Compared to June 30, 2007 - continued

Income Applicable to Alexander’s

Our 32.6% share of Alexander’s net income (comprised of equity in net income, management, leasing, and development fees) was $23,280,000 for the six months ended June 30, 2008, compared to $23,003,000 for the prior year’s six months, an increase of $277,000.

Income Applicable to Toys

Our 32.7% share of Toys’ net income (comprised of equity in net income, interest income on loans receivable, and management fees) was $49,651,000 for the six months ended June 30, 2008, or $143,373,000 before our share of Toys’ income tax expense, compared to $38,632,000, or $77,095,000 before our share of Toys’ income tax expense for the prior year’s six months. Toys prepares its consolidated financial statements using the historical cost basis (“Recap basis”) of accounting. We account for our investment in Toys on the purchase accounting basis. In July 2008, in connection with an audit of Toys’ purchase accounting basis financial statements for its fiscal years 2006 and 2007, it was determined that the purchase accounting basis income tax expense was understated. Our share of this non-cash charge is $14,900,000, which we recognized as part of our equity in Toys’ net loss in the three months ended June 30, 2008. This non-cash charge has no effect on cash actually paid for income taxes or Toys’ previously issued Recap basis consolidated financial statements.

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the six months ended June 30, 2008 and 2007.

(Amounts in thousands, except share and per share amounts) Equity in Net (Loss) Income:	For The Six Months Ended June 30,
	2008	2007
Beverly Connection:
50% share of equity in net income (loss) (1)	$635	$(2,389)
Interest and fee income	6,944	4,607
	7,579	2,218
Lexington MLP – 7.7% share of equity in net income (loss) (2)	1,887	(242)
India real estate ventures – 4% to 36.5% share of equity in net loss (3)	(1,028)	—
GMH Communities L.P. – 13.8% share of equity in net loss in 2007 (4)	—	(281)
H Street partially owned entities – 50% share of equity in net income (5)	—	4,311
Other (6) (7)	(34,506)	10,884
	$(26,068)	$16,890

________________________

(1)

The six months ended June 30, 2008 includes $4,100 for the reversal of non-cash charges recorded by the joint venture in prior periods which, pursuant to paragraph 19(n) of APB Opinion 18 “The Equity Method of Accounting For Investments In Common Stock,” should have been eliminated in the determination of our share of the earnings of the venture.

(2)

We recognize our share of Lexington MLP’s net earnings on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

(3)

We are a partner in four joint ventures established to develop real estate in India’s leading cities. During the six months ended June 30, 2008, we funded $39,077 of cash to the four ventures, including $34,077 to the India Property Fund L.P. (“IPF”). As of June 30, 2008, our aggregate investment in these four ventures was $83,524 and our remaining capital commitment to these ventures is $91,923, of which $80,923 is to IPF. At June 30, 2008 and December 31, 2007, our ownership interest in IPF was 36.5% and 50.6%, respectively. Based on the reduction of our ownership interest in 2008, we no longer consolidate the accounts of IPF into our consolidated financial statements and beginning on January 1, 2008 we account for our investment in IPF under the equity method.

(4)

Pursuant to the sale of GMH’s military housing division and the merger of its student housing division with American Campus Communities, Inc (“ACC”) (NYSE: ACC), in June 2008, we received an aggregate of $105,180, consisting of $82,142 in cash and 753,126 shares of ACC common stock valued at $23,038 based on ACC’s then closing share price of $30.59, in exchange for our entire interest in GMH. We subsequently sold all of the ACC common shares. The above transactions resulted in a net gain of $2,038, which was recognized in the quarter ended June 30, 2008, and is included as a component of “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” in our consolidated statement of income.

(5)

On April 30, 2007, we acquired the corporations that own the remaining 50% interest in these entities. As of April 30, 2007, we consolidate the accounts of these entities into our consolidated financial statements and no longer account for them on the equity method.

(6)

Includes our equity in net earnings of partially owned entities, including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Group LLC, and others.

(7)

The six months ended June 30, 2008 includes a $34,200 write-off for our share of two joint ventures’ pre-development costs, of which $23,000 represents our 50% share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project.

Results of Operations – Six Months Ended June 30, 2008 Compared to June 30, 2007 - continued

Interest and Other Investment Income

Interest and other investment income (mark-to-market of derivative positions, interest income on mortgage loans receivable, other interest income and dividend income) was $37,897,000 in the six months ended June 30, 2008, compared to $173,193,000 in the prior year’s six months, a decrease of $135,296,000. This decrease resulted primarily from:

(Amounts in thousands)
Derivative positions in marketable equity securities – net loss of $21,830 in the current year’s six months compared to a net gain of $81,454 in the prior year’s six months	$(103,284)
Decrease in interest income as a result of lower average yields on investments (2.7% in the current year’s six months compared to 5.1% in the prior year’s six months)	(29,292)
Partial reversal of MPH mezzanine loan loss accrual (see below)	10,300
Marketable equity security - impairment loss	(9,073)
Other, net	(3,947)
$(135,296)

On June 5, 2007, we acquired a 42% interest in two MPH mezzanine loans totaling $158,700,000, for $66,000,000 in cash. The loans, which were due on February 8, 2008 and have not been repaid, are subordinate to $2.9 billion of mortgage and other debt and secured by the equity interests in four New York City properties: Worldwide Plaza, 1540 Broadway office condominium, 527 Madison Avenue and Tower 56. As of December 31, 2007, we reduced the net carrying amount of the loans to $9,000,000 by recognizing a $57,000,000 non-cash charge which is included as a reduction of “interest and other investment income” on our consolidated statement of income. On April 2, 2008, we sold a sub-participation interest in the loans for $19,300,000. The sub-participation did not meet the criteria for sale accounting under Statement of Financial Accounting Standard No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) because the sub-participant is not free to pledge or exchange the asset. In the first quarter of 2008, we reduced our valuation allowance from $57,000,000 to $46,700,000, resulting in the recognition of $10,300,000 of “interest and other investment income” in our consolidated statement of income in the six months ended June 30, 2008.

Interest and Debt Expense

Interest and debt expense was $298,495,000 in the six months ended June 30, 2008, compared to $270,991,000 in the prior year’s six months, an increase of $27,504,000. This increase resulted primarily from $45,632,000 of interest expense on $929,811,000 of debt resulting from property acquisitions and refinancings subsequent to the first half of 2007, partially offset by $9,177,000 of higher capitalized interest related to a larger amount of assets under development, and $5,771,000 as a result of debt extinguishments in 2007.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $3,386,000 in the six months ended June 30, 2008, compared to $16,687,000 in the six months ended June 30, 2007. The six months ended June 30, 2008 includes a $2,038,000 net gain on disposition of our 13.8% interest in GMH and net gains on sale of marketable securities. The six months ended June 30, 2007 represents net gains on sale of marketable securities.

Minority Interest of Partially Owned Entities

Minority interest of partially owned entities was income of $2,243,000 in the six months ended June 30, 2008, compared to income of $1,696,000 in the prior years six months and represents the minority partners’ pro rata share of the net income or loss of consolidated partially owned entities, including 1290 Avenue of the Americas, 555 California Street, 220 Central Park South, Wasserman and the Springfield Mall.

Results of Operations – Six Months Ended June 30, 2008 Compared to June 30, 2007 - continued

Income Tax Benefit / Expense

In the six months ended June 30, 2008, we had an income tax benefit of $212,414,000, compared to an expense of $2,597,000 in the prior year’s six months, a decrease of $215,011,000. The decrease results from $222,174,000 for the reversal of deferred taxes recorded in connection with the acquisition of H Street. We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we had completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008. Consequently, in the first quarter of 2008, we reversed the deferred tax liabilities and recognized an income tax benefit of $222,174,000 in our consolidated statement of income.

Discontinued Operations (including $112,690,000 net gain on sale of Americold in 2008)

The combined results of discontinued operations for the six months ended June 30, 2008 and 2007 include the operating results of Tysons Dulles Plaza, which was sold on June 10, 2008; Americold, which was sold on June 30, 2008; 19.6 acres of land we acquired as part of our acquisition of H Street, of which 11 acres were sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; and Arlington Plaza, which was sold on October 17, 2007.

(Amounts in thousands)	For the Six Months Ended June 30,
	2008	2007
Total revenues	$222,361	$416,868
Total expenses	238,122	416,244
Net (loss) income	(15,761)	624
Net gain on sale of Americold	112,690	—
Net gain on sale of Tysons Dulles Plaza	56,831	—
Net gain on sale of real estate	580	—
Income from discontinued operations, net of minority interest	$154,340	$624

Minority Limited Partners’ Interest in the Operating Partnership

Minority limited partners’ interest in the Operating Partnership was $38,955,000 in the six months ended June 30, 2008, compared to $34,029,000 in the prior year’s six months, an increase of $4,926,000. This increase results primarily from higher net income subject to allocation to the minority limited partners.

Perpetual Preferred Unit Distributions of the Operating Partnership

Perpetual preferred unit distributions of the Operating Partnership were $9,637,000 in the six-month periods ended June 30, 2008 and 2007.

Preferred Share Dividends

Preferred share dividends were $28,549,000 in the six months ended June 30, 2008, compared to $28,591,000 in the prior year’s six months.

Results of Operations – Six Months Ended June 30, 2008 Compared to June 30, 2007 - continued

EBITDA by Segment

Below are the details of the changes in EBITDA by segment for the six months ended June 30, 2008 from the six months ended June 30, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Six Months ended June 30, 2007	$1,111,119	$239,921	$194,733	$154,222	$58,151	$253,412	$210,680
2008 Operations: Same store operations(1)		15,905	10,369	5,950	3,276
Acquisitions, dispositions and non-same store income and expenses		35,961	52,443	9,558	(256)
Six Months ended June 30, 2008	$1,186,954	$291,787	$257,545	$169,730	$61,171	$286,910	$119,811
% increase in same store operations		6.7%	5.7%	4.2%	4.5%

__________________________

(1)

Represents the increase in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers. Same store operations may not be comparable to similarly titled measures employed by other companies.

LIQUIDITY AND CAPITAL RESOURCES

We may from time to time seek to purchase or retire our outstanding debt securities though cash purchases and/or exchanges for our equity securities, in open market purchases, privately negotiated transactions or otherwise. Such purchases and/or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Cash Flows for the Six Months Ended June 30, 2008

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund our cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our $2.6 billion revolving credit facility; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our common and preferred shareholders, as well as acquisition and development costs. Our cash and cash equivalents were $1,712,032,000 at June 30, 2008, a $557,437,000 increase over the balance at December 31, 2007. This increase resulted from $453,516,000 of net cash provided by operating activities $68,758,000 of net cash provided by financing activities and $35,163,000 of net cash provided by investing activities. Property rental income represents our primary source of net cash provided by operating activities.

Our consolidated outstanding debt was $12,219,332,000 at June 30, 2008, a $323,294,000 increase over the balance at December 31, 2007. This increase resulted primarily from debt associated with property refinancings during the current quarter. As of June 30, 2008 and December 31, 2007, $0 and $405,656,000, respectively, was outstanding under our revolving credit facilities. During 2008 and 2009, $58,057,000 and $421,019,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $2,998,810,000 at June 30, 2008, a $291,063,000 decrease from the balance at December 31, 2007. This resulted primarily from a decrease in our share of Toys “R” Us outstanding debt of $187,135,000 and $137,722,000 resulting from the disposition of our 13.8% interest in GMH.

Cash flows provided by operating activities of $453,516,000 was primarily comprised of (i) net income of $551,857,000, net of $132,282,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, minority interest expense, (ii) distributions of income from partially owned entities of $20,051,000, and (iii) the net change in operating assets and liabilities of $13,890,000.

Net cash provided by investing activities of $35,163,000 were primarily comprised of (i) proceeds from the sale of real estate and investments (primarily Americold and Tysons Dulles Plaza) of $350,591,000, (ii) distributions of capital from partially owned entities of $140,069,000 and (iii) proceeds received from repayments on mortgage loans receivable of $50,951,000, partially offset by, (iv) development and redevelopment expenditures of $253,159,000, (v) investments in partially owned entities of $96,277,000, (vi) additions to real estate of $97,804,000, (vii) acquisitions of real estate and related investments of $32,484,000 and (viii) investments in notes and mortgage loans receivable of $7,397,000.

Net cash provided by financing activities of $68,758,000 was primarily comprised of (i) proceeds from borrowings of $1,215,500,000, partially offset by, (ii) repayments of borrowings of $793,599,000, (iii) dividends paid on common shares of $276,478,000, (iv) distributions to minority partners of $47,083,000 and (v) dividends paid on preferred shares of $28,567,000.

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

LIQUIDITY AND CAPITAL RESOURCES - continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$26,259	$10,481	$5,432	$1,595	$7,089	$1,662
Non-recurring	6,098	2,237	1,094	—	—	2,767
Total	32,357	12,718	6,526	1,595	7,089	4,429
Tenant improvements:
Recurring	48,632	15,596	18,981	3,805	10,250	—
Non-recurring	7,134	6,822	—	284	—	28
Total	55,766	22,418	18,981	4,089	10,250	28

Leasing Commissions:
Recurring	16,633	10,101	4,183	523	1,826	—
Non-recurring	6,004	5,908	—	75	—	21
Total	22,637	16,009	4,183	598	1,826	21
Tenant improvements and leasing commissions:
Per square foot	$24.91	$48.90	$19.88	$9.49	$19.47	$—
Per square foot per annum	$3.24	$5.43	$2.65	$1.24	$3.05	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$110,760	$51,145	$29,690	$6,282	$19,165	$4,478
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	72,689	36,925	11,116	3,262	18,515	2,871
Expenditures to be made in future periods for the current period	(65,053)	(34,332)	(18,158)	(4,687)	(7,827)	(49)
Total Capital Expenditures and Leasing Commissions (Cash basis)	$118,396	$53,738	$22,648	$4,857	$29,853	$7,300

Development and Redevelopment Expenditures (1):
Bergen Town Center	$55,902	$—	$—	$55,902	$—	$—
Wasserman venture	29,910	—	—	—	—	29,910
220 Central Park South	23,481	—	—	—	—	23,481
40 East 66th Street	18,563	—	—	—	—	18,563
Crystal Plaza Two	14,309	—	14,309	—	—	—
1999 K Street	13,733	—	13,733	—	—	—
Manhattan Mall	13,524	—	—	13,524	—	—
2101 L Street	7,916	—	7,916	—	—	—
Springfield Mall	6,100	—	—	6,100	—	—
North Bergen, New Jersey	4,130	—	—	4,130	—	—
Green Acres Mall	2,671	—	—	2,671	—	—
Other	62,920	11,740	18,997	22,084	4,213	5,886
	$253,159	$11,740	$54,955	$104,411	$4,213	$77,840

_______________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

Cash Flows for the Six Months Ended June 30, 2007

Our cash and cash equivalents were $743,506,000 at June 30, 2007, a $1,489,811,000 decrease over the balance at December 31, 2006. This decrease resulted from $3,166,571,000 of net cash used in investing activities, partially offset by, $1,377,322,000 of net cash provided by financing activities and $299,438,000 of net cash provided by operating activities. Property rental income represents our primary source of net cash provided by operating activities.

Our consolidated outstanding debt was $12,572,462,000 at June 30, 2007, a $3,017,664,000 increase over the balance at December 31, 2006. This increase resulted primarily from the issuance of $1.4 billion of convertible senior debentures due 2027 and from mortgage debt associated with asset acquisitions and property refinancings during the current quarter. As of June 30, 2007 and December 31, 2006, our revolving credit facility had a $94,000,000 balance and a zero outstanding balance, respectively.

Our share of debt of unconsolidated subsidiaries was $2,989,235,000 at June 30, 2007, a $333,772,000 decrease from the balance at December 31, 2006. This decrease resulted primarily from our $351,302,000 share of Toys’ decrease in outstanding debt.

Cash flows provided by operating activities of $299,438,000 was primarily comprised of (i) net income of $332,851,000, after adjustments of $55,919,000 for non-cash items, including depreciation and amortization expense, net gains from derivative positions, the effect of straight-lining of rental income, equity in net income of partially owned entities, minority interest expense, and (ii) distributions of income from partially owned entities of $11,767,000, partially offset by (iii) the net change in operating assets and liabilities of $101,099,000.

Net cash used in investing activities of $3,166,571,000 was primarily comprised of (i) acquisitions of real estate of $2,585,928,000, (ii) investments in notes and mortgage loans receivable of $204,914,000, (iii) deposits in connection with real estate acquisitions and pre-acquisition costs of $20,691,000, (iv) investments in partially owned entities of $166,611,000, (v) development and redevelopment expenditures of $140,253,000, and (vi) investments in marketable securities of $151,024,000, partially offset by (vii) proceeds received from repayments on mortgage loans receivable of $113,291,000.

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

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$16,697	$4,571	$5,813	$192	$6,121	$—
Non-recurring	—	—	—	—	—	—
Total	16,697	4,571	5,813	192	6,121	—
Tenant improvements:
Recurring	39,299	11,619	14,330	1,722	11,628	—
Non-recurring	260	—	—	260	—	—
Total	39,559	11,619	14,330	1,982	11,628	—

Leasing Commissions:
Recurring	15,985	6,728	4,692	2,258	2,307	—
Non-recurring	111	—	—	111	—	—
Total	16,096	6,728	4,692	2,369	2,307	—
Tenant improvements and leasing commissions:
Per square foot	$18.03	$40.95	$12.38	$11.68	$18.99	$—
Per square foot per annum	$2.52	$5.85	$2.00	$1.32	$2.27	$—

Total Capital Expenditures and Leasing Commissions (accrual basis)	$72,352	$22,918	$24,835	$4,543	$20,056	$—
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	40,297	9,776	20,477	2,769	7,275	—
Expenditures to be made in future periods for the current period	(45,597)	(15,736)	(14,973)	(3,947)	(10,941)	—
Total Capital Expenditures and Leasing Commissions (Cash basis)	$67,052	$16,958	$30,339	$3,365	$16,390	$—

Development and Redevelopment Expenditures (1):
Bergen Town Center	$32,747	$—	$—	$32,747	$—	$—
Crystal Mall Two	18,663	—	18,663	—	—	—
Green Acres Mall	16,975	—	—	16,975	—	—
2101 L Street	15,502	—	15,502	—	—	—
North Bergen, New Jersey	11,435	—	—	11,435	—	—
Wasserman venture	9,605	—	—	—	—	9,605
220 Central Park South	7,251	—	—	—	—	7,251
1925 K Street	2,772	—	2,772	—	—	—
Springfield Mall	2,617	—	—	2,617	—	—
Arlington Plaza	1,810	—	1,810	—	—	—
1740 Broadway	1,204	1,204	—	—	—	—
Other	19,672	2,163	6,377	6,518	—	4,614
	$140,253	$3,367	$45,124	$70,292	$—	$21,470

___________________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2008 vs. Three Months Ended March 31, 2008

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

Below are the details of the changes in EBITDA by segment for the three months ended June 30, 2008 from the three months ended March 31, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Toys	Other
For the three months ended March 31, 2008	$678,563	$143,239	$99,536	$81,926	$25,733		$249,878	$78,251
2008 Operations: Same store operations(1)		4,044	1,364	520	10,210
Acquisitions, dispositions and non-same store income and expenses		1,265	57,109	5,358	(505)
For the three months ended June 30, 2008	$508,391	$148,548	$158,009	$87,804	$35,438		$37,032	$41,560
% increase in same store operations		2.7%	1.3%	0.7%	30.7%	(2)

______________________________________

(1)

Represents the increase in property-level operations which were owned for the same period in each year and excludes the effect of property acquisitions, dispositions and other non-operating items that affect comparability, including divisional general and administrative expenses. We utilize this measure to make decisions on whether to buy or sell properties as well as to compare the performance of our properties to that of our peers. Same store operations may not be comparable to similarly titled measures employed by other companies.

(2)	Results from the timing of trade shows.

The following table reconciles net income to EBITDA for the quarter ended March 31, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other
Net income (loss) for the three months ended March 31, 2008	$412,197	$65,615	$251,338	$35,895	$383	$80,362	$(21,396)
Interest and debt expense	207,961	34,004	30,628	23,827	13,233	41,495	64,774
Depreciation and amortization	181,185	43,620	39,242	22,202	11,907	34,102	30,112
Income tax (benefit) expense	(122,780)	—	(221,672)	2	210	93,919	4,761
EBITDA for the three months ended March 31, 2008	$678,563	$143,239	$99,536	$81,926	$25,733	$249,878	$78,251

FUNDS FROM OPERATIONS (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in Our Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 10 – Income Per Share, in the notes to our consolidated financial statements on page 22 of this Quarterly Report on Form 10-Q.

FFO for the Three and Six Months Ended June 30, 2008, and 2007

FFO applicable to common shares plus assumed conversions was $208,260,000, or $1.27 per diluted share for the three months ended June 30, 2008, compared to $281,741,000, or $1.72 per diluted share in the prior year’s quarter. FFO applicable to common shares plus assumed conversions was $743,471,000 or $4.54 per diluted share, for the six months ended June 30, 2008, compared to $551,906,000, or $3.36 per diluted share, for the prior year’s six months. Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

(Amounts in thousands except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Reconciliation of Net Income to FFO:	2008	2007	2008	2007
Net income	$139,660	$165,920	$551,857	$332,851
Depreciation and amortization of real property	122,227	114,511	252,087	208,176
Net gains on sale of real estate	(56,831)	—	(57,411)	—
Proportionate share of adjustments to equity in net income of Toys to arrive at FFO:
Depreciation and amortization of real property	16,358	17,112	33,010	51,035
Net gain on sale of real estate	—	(493)	—	(493)
Income tax effect of above adjustments	(5,948)	(5,807)	(11,776)	(17,690)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	11,668	13,403	23,254	22,464
Net gains on sale of real estate	(1,772)	—	(7,194)	—
Minority limited partners’ share of above adjustments	(8,130)	(13,882)	(22,416)	(26,500)
FFO	217,232	290,764	761,411	569,843
Preferred share dividends	(14,274)	(14,295)	(28,549)	(28,591)
FFO applicable to common shares	202,958	276,469	732,862	541,252
Interest on 3.875% exchangeable senior debentures	5,254	5,203	10,509	10,512
Series A convertible preferred dividends	48	69	100	142
FFO applicable to common shares plus assumed conversions	$208,260	$281,741	$743,471	$551,906

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	153,675	151,794	153,488	151,612
Effect of dilutive securities:
Employee stock options and restricted share awards	4,690	6,770	4,575	6,916
3.875% exchangeable senior debentures	5,559	5,559	5,559	5,559
Series A convertible preferred shares	82	118	85	122
Denominator for diluted FFO per share	164,006	164,241	163,707	164,209

FFO applicable to common shares plus assumed conversions per diluted share	$1.27	$1.72	$4.54	$3.36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	As at June 30, 2008			As at December 31, 2007
Consolidated debt:	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Variable rate	$1,448,793	3.79%	$14,488	$1,113,181	5.86%
Fixed rate	10,770,539	5.19%	—	10,782,857	5.24%
	$12,219,332	5.02%	14,488	$11,896,038	5.29%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$266,851	4.33%	2,668	$193,655	6.74%
Variable rate – Toys	903,944	5.23%	9,039	1,072,431	7.14%
Fixed rate (including $1,010,270, and $1,010,487 of Toys debt in 2008 and 2007)	1,828,015	7.08%	—	2,023,787	6.88%
	$2,998,810	6.28%	11,707	$3,289,873	6.96%
Minority limited partners’ share of above			(2,620)
Total change in annual net income			$23,575
Per share-diluted			$0.15

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2008, variable rate debt with an aggregate principal amount of $410,998,000 and a weighted average interest rate of 3.80% was subject to LIBOR caps. These caps are based on a notional amount of $412,000,000 and cap LIBOR at a weighted average rate of 6.34%. As of June 30, 2008, we have investments in mezzanine loans with an aggregate carrying amount of $99,788,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

As of June 30, 2008, the carrying amount of our debt exceeds its aggregate fair value by approximately $168,803,000, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

During the three and six months ended June 30, 2008 we recognized net losses of $3,468,000 and $21,830,000, respectively, and during the three and six months ended June 30, 2007 we recognized net gains of $72,074,000, and $81,454,000, respectively, after all expenses and LIBOR charges.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, such disclosure controls and procedures were effective.

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

On May 15, 2008, we held our annual meeting of shareholders. The shareholders voted on the following matters: (i) the election of four nominees to serve on the Board of Trustees for a three-year term and until their respective successors are duly elected and qualified, (ii) the ratification of the selection of independent auditors with regard to the current fiscal year and (iii) a shareholder proposal requesting that the Board of Trustees initiate the appropriate process to amend the Company’s governance documents to provide that trustee nominees be elected by an affirmative vote of the majority of votes cast at the annual meeting of shareholders, with a plurality vote standard retained for contested trustee elections, that is, when the number of trustee nominees exceeds the number of board seats. The results of the voting are shown below:

	Votes Cast for	Votes Cast Against or Withheld	Abstentions
(i) Election of Trustees:
Anthony W. Deering	117,026,596	14,222,065	—
Michael Lynne	123,205,927	8,042,734	—
Robert H. Smith	120,384,294	10,864,367	—
Ronald G. Targan	122,429,738	8,818,923	—

(ii) Ratification of selection of independent auditors for the current fiscal year	129,777,483	654,438	816,740

(iii) Shareholder proposal regarding majority voting in the election of trustees	75,170,930	40,624,393	897,327

In addition to the four Trustees re-elected, Steven Roth, Michael D. Fascitelli, Russell B. Wight, Jr., Robert P. Kogod, David Mandelbaum, Dr. Richard West and Candace K. Beinecke continue to serve as Trustees after the meeting.

Because of the nature of the above elections, there were no broker non-votes.

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

VORNADO REALTY TRUST
(Registrant)

Date: August 5, 2008	By:	/s/ Joseph Macnow
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

Forty-First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-11954), filed on May 6, 2008

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

Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-11954), filed on April 28, 2005

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

*

10.45	**	-

Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-11954) filed on February 26, 2008

*

10.46	**	-

Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-11954) filed on May 6, 2008

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