Form 10-K/A
period 2008-12-31
VORNADO REALTY TRUST
filed 2009-03-02
CIK 899689

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

Documents Incorporated by Reference

Part III: Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 14, 2009.

Explanatory Note

In accordance with Rule 3-09 of Regulation S-X, Vornado Realty Trust (the “Registrant” or “Vornado”) is required to include in its Annual Report on Form 10-K for the year ended December 31, 2008, audited financial statements of Lexington Realty Trust (“Lexington”), an equity method investee in which Vornado owns approximately 17.2% of the outstanding common shares. On February 24, 2009, Vornado filed its annual report for the year ended December 31, 2008 on Form 10-K with the Securities and Exchange Commission indicating on the cover page that it would file an amendment to the Form 10-K to include Lexington’s audited financial statements and related disclosures as soon as practicable after they were available. On March 2, 2009, Lexington filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2008. Accordingly, Vornado is filing this Amendment No. 1 on Form 10-K/A to Vornado’s Form 10-K, filed on February 24, 2009, to incorporate by reference into Item 8, Lexington’s audited financial statements and related disclosures and to include the consent of KPMG LLP, Lexington’s independent registered public accounting firm with respect to its report on such audited financial statements and consent of PricewaterhouseCoopers, LLP. Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of Vornado’s original Form 10-K on February 24, 2009 in any way, except to reflect the changes discussed herein.  Accordingly, this Amendment No. 1 should be read in conjunction with Vornado’s original Form 10-K.

INDEX

	Item	Financial Information:	Page Number

PART II.	8.	Financial Statements and Supplementary Data	4
PART IV.	15.	Exhibits and Financial Statement Schedules	63

Signatures			64

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	5

Consolidated Balance Sheets at December 31, 2008 and 2007	6

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006	7

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006	8

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	11

Notes to Consolidated Financial Statements	13

Consolidated Financial Statements of Lexington Realty Trust, Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements (incorporated herein by reference to Item 8 of Lexington Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (file no. 001-12386), filed with the Securities and Exchange Commission on March 2, 2009

Not applicable

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

We evaluate our portfolio of marketable securities for impairment as of each reporting period. For each of the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. In the year ended December 31, 2008, we recognized an aggregate of $76,352,000 of non-cash impairment charges related to investments in marketable securities, which is included as a component of “interest and other investment (loss) income, net” on our consolidated statement of income. Our conclusions were based on the severity and duration of the decline in the market value (“fair value” pursuant to SFAS 157) of these securities and our inability to forecast a recovery in the near term. No impairment charges were recognized in the years ended December 31, 2007 and 2006.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies – continued

In February 2007, the FASB issued SFAS 159, which permits companies to measure many financial instruments and certain other items at fair value.  SFAS 159 was effectiveon January 1, 2008. We did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether we will elect this option for any eligible financial instruments we acquire in the future.

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. As of December 31, 2008, as part of our preparation for the adoption of SFAS 160, which is effective for us on January 1, 2009, we have retroactively adopted the measurement provisions of EITF Topic D-98, Classification and Measurement of Redeemable Securities. Upon adoption, we adjusted the carrying amounts of the Class A units held by third parties, a component of “minority interest” on our consolidated balance sheets, by recognizing a $639,447,000 increase to the January 1, 2006 balance of “minority interest,” and a corresponding decrease in “earnings in excess of (less than) distributions,” which was accounted for as a cumulative effect adjustment on January 1, 2006. Subsequent adjustments to the carrying amounts of the Class A units, to reflect the change in their redemption value at the end of each reporting period, were recorded to “additional capital.” The adoption of SFAS 160 on January 1, 2009, will not result in the re-classification of the Class A units held by third parties to a component within “shareholders’ equity.”

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

Tysons Dulles Plaza

On June 6, 2008, we sold our Tysons Dulles Plaza office building complex for $152,800,000 in cash, which resulted in a net gain of $56,831,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Discontinued Operations – continued

The following table sets forth the assets (primarily the net book value of real estate) related to discontinued operations.

(Amounts in thousands)	December 31,
	2008	2007
H Street – 8.6 acres of land subject to ground leases (see page 24)	$108,292	$108,470
Retail Properties	2,088	4,030
Americold	—	1,424,770
Tysons Dulles Plaza	—	95,048
	$110,380	$1,632,318

The following table sets forth the liabilities (primarily mortgage debt) related to discontinued operations as of December 31, 2008 and 2007.

(Amounts in thousands)	December 31,
	2008	2007
Americold	$750	$1,332,627
Tysons Dulles Plaza	—	3
	$750	$1,332,630

The following table sets forth the combined results of discontinued operations for the years ended December 31, 2008, 2007 and 2006.

(Amounts in thousands)	For the Year Ended December 31,
	2008	2007	2006
Total revenues	$222,361	$865,584	$813,665
Total expenses	238,132	872,176	815,219
Net loss	(15,771)	(6,592)	(1,554)
Net gains on sale of real estate	170,213	64,981	33,769
Income from discontinued operations, net of minority interest	$154,442	$58,389	$32,215

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

Investments in partially owned entities as of December 31, 2008 and 2007 and income recognized from such investments for the years ended December 31, 2008, 2007 and 2006 are as follows:

Investments:

(Amounts in thousands)	Percentage
	Ownership as of	As of December 31,
	December 31, 2008	2008	2007

Toys	32.7%	$293,096	$298,089

Partially owned office buildings (1)	(1)	$157,468	$161,411
Lexington (see page 31)	17.2%	80,748	160,868
India real estate ventures	4%-50%	88,858	123,997
Alexander’s	32.5%	137,305	122,797
GMH (sold in June 2008)	—	—	103,260
Beverly Connection (2)	50%	—	91,302
Other equity method investments (3)	(3)	325,775	443,107
		$790,154	$1,206,742

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

(3)	Includes interests in Monmouth Mall and redevelopment ventures including Boston Filene’s, Harlem Park and Farley Project.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued

Our Share of Net Income (Loss):	For the Years Ended December 31,
(Amounts in thousands)	2008	2007	2006

Toys:
32.7% share in 2008 and 2007 and 32.9% in 2006: Equity in net loss	$(5,785)		$(20,957)	$(56,218)
Interest and other income	8,165		6,620	8,698
	$2,380		$(14,337)	$(47,520)
Alexander’s:
32.5% share in 2008, 32.8% in 2007 and 2006 of:
Equity in net income before reversal (accrual) of stock appreciation rights compensation expense and net gain on sale of condominiums	$17,484		$22,624	$19,120
Reversal (accrual) of stock appreciation rights compensation expense	6,583		14,280	(49,043)
Net gain on sale of condominiums	—		420	4,580
Equity in net income (loss)	24,067		37,324	(25,343)
Management and leasing fees	8,503		8,783	10,088
Development fees	4,101		4,482	725
	$36,671		$50,589	$(14,530)

Lexington (see page 31)	$(105,630	)(1)	$2,211	$34,459 (2)

Beverly Connection (3):
50% share of equity in net loss	(8,706	)(4)	(7,031)	(8,567)
Interest and other income	14,450		12,141	10,837
	5,744		5,110	2,270

India Real Estate Ventures:
4% to 50% share of equity in net losses	(3,336)		—	—

GMH:
13.8% share in 2007 and 13.5% in 2006: Equity in net income (loss)	—		6,463	(1,013)

H Street non-consolidated entities:
50% share of equity in net income	—		5,923 (5)	11,074 (6)

Other (7)	(92,656	)(8)	12,184	13,565
	$(195,878)		$31,891	$60,355

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

___________________

See notes on page 41.

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

	December 31,
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

Other Contractual Obligations

At December 31, 2008, there were $44,565,000 of outstanding letters of credit under our $0.965 billion revolving credit facility. Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

Minority interest on our consolidated balance sheets aggregated $1,590,891,000 and $2,074,601,000 as of December 31, 2008 and 2007, respectively. Of these balances, $1,177,977,000 and $1,658,303,000, respectively, represent third-party limited partners’ interests in the Operating Partnership; and $412,914,000 and $416,298,000, respectively, represent the minority ownership of consolidated partially owned entities.

Class A units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash; we, at our option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis. Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder. As of December 31, 2008, as part of our preparation for the adoption of SFAS 160, which is effective for us on January 1, 2009, we have retroactively adopted the measurement provisions of EITF Topic D-98, Classification and Measurement of Redeemable Securities, and accordingly, have reduced the carrying amounts of these Class A units by $404,447,000 and $467,165,000, as of December 31, 2008 and 2007, respectively, to reflect the change in their redemption value at the end of each reporting period. The corresponding entries for these adjustments were recorded to “additional capital.” As of December 31, 2008 and 2007, the aggregate redemption value of the then outstanding Class A units of the Operating Partnership owned by third-parties was approximately $882,740,000 and $1,365,874,000, respectively.

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
_________________

See notes on page 62.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Segment Information - continued
(Amounts in thousands)	For the Year Ended December 31, 2007
	Total	New York Office	Washington, DC Office (2)	Retail	Merchandise Mart (2)	Toys	Other (4)
Property rentals	$1,816,698	$640,739	$455,416	$328,911	$237,199	$—	$154,433
Straight-line rents:
Contractual rent increases	42,431	13,281	11,856	12,257	4,193	—	844
Amortization of free rent	34,602	15,935	14,115	1,138	1,836	—	1,578
Amortization of acquired below-market leases, net	83,292	47,861	4,615	25,960	193	—	4,663
Total rentals	1,977,023	717,816	486,002	368,266	243,421	—	161,518
Tenant expense reimbursements	323,544	125,940	45,138	120,756	19,570	—	12,140
Fee and other income:
Tenant cleaning fees	46,238	58,837	—	—	—	—	(12,599)
Management and leasing fees	15,713	4,928	12,539	1,770	7	—	(3,531)
Lease termination fees	7,453	3,500	453	2,823	677	—	—
Other	40,545	16,239	16,299	2,257	6,997	—	(1,247)
Total revenues	2,410,516	927,260	560,431	495,872	270,672	—	156,281
Operating expenses	951,582	395,357	183,776	172,557	131,332	—	68,560
Depreciation and amortization	441,209	150,268	117,496	78,286	47,105	—	48,054
General and administrative	189,041	17,252	27,629	27,476	28,168	—	88,516
Costs of acquisitions not consummated	10,375	—	—	—	—	—	10,375
Total expenses	1,592,207	562,877	328,901	278,319	206,605	—	215,505
Operating income (loss)	818,309	364,383	231,530	217,553	64,067	—	(59,224)
Income applicable to Alexander’s	50,589	757	—	812	—	—	49,020
Loss applicable to Toys “R” Us	(14,337)	—	—	—	—	(14,337)	—
Income from partially owned entities	31,891	4,799	8,728	9,041	1,053	—	8,270
Interest and other investment income	226,425	2,888	5,982	534	390	—	216,631
Interest and debt expense	(569,386)	(133,804)	(126,163)	(78,234)	(52,237)	—	(178,948)
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	39,493	—	—	—	—	—	39,493
Minority interest of partially owned entities	3,494	(3,583)	—	96	—	—	6,981
Income (loss) before income taxes	586,478	235,440	120,077	149,802	13,273	(14,337)	82,223
Income tax expense	(9,179)	—	(2,909)	(185)	(969)	—	(5,116)
Income (loss) from continuing operations	577,299	235,440	117,168	149,617	12,304	(14,337)	77,107
Income (loss) from discontinued operations, net	58,389	—	62,481	6,397	—	—	(10,489)
Income (loss) before allocation to minority limited partners	635,688	235,440	179,649	156,014	12,304	(14,337)	66,618
Minority limited partners’ interest in the Operating Partnership	(47,508)	—	—	—	—	—	(47,508)
Perpetual preferred unit distributions of the Operating Partnership	(19,274)	—	—	—	—	—	(19,274)
Net income (loss)	568,906	235,440	179,649	156,014	12,304	(14,337)	(164)
Interest and debt expense (3)	823,030	131,418	131,013	89,537	53,098	174,401	243,563
Depreciation and amortization (3)	676,660	147,340	132,302	82,002	47,711	155,800	111,505
Income tax expense (benefit) (3)	4,234	—	6,738	185	969	(10,898)	7,240
EBITDA(1)	$2,072,830	$514,198	$449,702	$327,738	$114,082	$304,966	$362,144

Balance Sheet Data:
Real estate, at cost	$17,028,507	$5,279,314	$4,408,459	$4,079,292	$1,301,532	$––	$1,959,910
Investments in partially owned entities	1,504,831	146,784	120,561	111,152	6,283	298,089	821,962
Total Assets	22,478,935	5,091,848	3,315,333	3,056,915	1,475,876	298,089	9,240,874
_________________

See notes on page 62.

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
_________________

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

(4)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2008	2007	2006
Alexander’s	$64,683	$78,375	$14,130
555 California Street (acquired 70% interest in May 2007)	48,316	34,073	—
Hotel Pennsylvania	42,269	37,941	27,495
Lexington	35,150	24,539	51,737
GMH (sold in June 2008)	—	22,604	10,737
Industrial warehouses	5,264	4,881	5,582
Other investments	6,321	7,322	13,253
	202,003	209,735	122,934
Non-cash asset write-downs:
Investment in Lexington	(107,882)	—	—
Marketable equity securities	(76,352)	—	—
Real estate development costs:
Partially owned entities	(96,037)	—	—
Wholly owned entities (including costs of acquisitions not consummated)	(80,852)	(10,375)	—
MPH mezzanine loan loss reversal (accrual)	10,300	(57,000)	—
Derivative positions in marketable equity securities	(33,740)	113,503	111,107
Corporate general and administrative expenses	(77,763)	(76,799)	(76,071)
Investment income and other, net	89,971	182,201	209,118
Minority limited partners’ interest in the Operating Partnership	(21,037)	(47,508)	(58,712)
Perpetual preferred unit distributions of the Operating Partnership	(22,084)	(19,274)	(21,848)
Discontinued operations of Americold (including a $112,690 net gain on sale in 2008)	118,521	67,661	66,291
	$(94,952)	$362,144	$352,819

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:

1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K/A, Amendment No. 1.

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K/A, Amendment No. 1.

Pages in this Annual Report on Form 10-K/A
II--Valuation and Qualifying Accounts--years ended December 31, 2008, 2007 and 2006	65
III--Real Estate and Accumulated Depreciation as of December 31, 2008	66

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The Exhibit Index attached hereto is herein incorporated by reference. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K/A, Amendment No. 1.

Exhibit No.
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.3	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: March 2, 2009	By:	/s/ Joseph Macnow
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

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

3.14		-

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

Amendment to Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated December 29, 2008 – Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.48	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow, dated December 29, 2008 – Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*
	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.49	**	-

Amendment to Employment Agreement between Vornado Realty Trust and David R. Greenbaum, dated December 29, 2008 – Incorporated by reference to Exhibit 10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.50	**	-

Amendment to Indemnification Agreement between Vornado Realty Trust and David R. Greenbaum, dated December 29, 2008 – Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.51	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N. Schear, dated December 29, 2008 – Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.52	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Sandeep Mathrani, dated December 29, 2008 – Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

10.53	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Christopher G. Kennedy, dated December 29, 2008 – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

12		-

Computation of Ratios – Incorporated by reference to Exhibit 12 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

21		-

Subsidiaries of the Registrant – Incorporated by reference to Exhibit 21 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009

*

23.1		-	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

23.2		-	Consent of Independent Registered Public Accounting Firm – KPMG LLP

23.3		-	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.