Form 10-Q
period 2009-06-30
VORNADO REALTY TRUST
filed 2009-08-04
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, 178,561,963 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts) ASSETS	June 30, 2009	December 31, 2008
Real estate, at cost:
Land	$4,590,824	$4,517,558
Buildings and improvements	12,415,435	12,154,857
Development costs and construction in progress	995,268	1,088,356
Leasehold improvements and equipment	121,952	118,603
Total	18,123,479	17,879,374
Less accumulated depreciation and amortization	(2,327,154)	(2,168,997)
Real estate, net	15,796,325	15,710,377
Cash and cash equivalents	2,068,498	1,526,853
Restricted cash	307,984	375,888
Marketable securities	326,671	334,322
Accounts receivable, net of allowance for doubtful accounts of $46,856 and $32,834	157,054	201,566
Investments in partially owned entities, including Alexander’s of $168,860 and $137,305	790,352	790,154
Investment in Toys “R” Us	374,534	293,096
Mezzanine loans receivable, net of a $122,738 allowance in 2009	291,270	472,539
Receivable arising from the straight-lining of rents, net of allowance of $5,905 and $5,773	644,696	592,903
Deferred leasing and financing costs, net of accumulated amortization of $179,646 and $168,714	306,188	306,847
Assets related to discontinued operations	108,292	108,292
Due from officers	13,151	13,185
Other assets	646,842	692,026
	$21,831,857	$21,418,048
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Notes and mortgages payable	$8,833,435	$8,835,387
Convertible senior debentures	2,059,397	2,221,743
Senior unsecured notes	363,358	617,816
Exchangeable senior debentures	481,314	478,256
Revolving credit facility debt	648,250	358,468
Accounts payable and accrued expenses	485,706	515,607
Deferred credit	724,193	764,774
Deferred compensation plan	70,391	69,945
Deferred tax liabilities	19,876	19,895
Other liabilities	87,663	143,527
Total liabilities	13,773,583	14,025,418
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units – 14,231,867 and 14,627,005 units outstanding	640,861	882,740
Series D cumulative redeemable preferred units – 11,200,000 units outstanding	280,000	280,000
Series B convertible preferred units – 444,559 units outstanding	15,238	15,238
Total redeemable noncontrolling interests	936,099	1,177,978
Shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 33,952,324 and 33,954,124 shares	823,718	823,807
Common shares of beneficial interest: $.04 par value per share; authorized, 250,000,000 shares; issued and outstanding 178,561,963 and 155,285,903 shares	7,113	6,195
Additional capital	7,210,977	6,025,976
Earnings less than distributions	(1,288,909)	(1,047,340)
Accumulated other comprehensive loss	(35,851)	(6,899)
Total Vornado shareholders’ equity	6,717,048	5,801,739
Noncontrolling interests in consolidated subsidiaries	405,127	412,913
Total equity	7,122,175	6,214,652
	$21,831,857	$21,418,048

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
REVENUES:
Property rentals	$559,010	$558,855	$1,112,140	$1,092,289
Tenant expense reimbursements	83,476	84,898	181,610	172,058
Fee and other income	35,899	30,612	66,649	59,300
Total revenues	678,385	674,365	1,360,399	1,323,647
EXPENSES:
Operating	270,297	256,358	549,673	517,609
Depreciation and amortization	137,317	130,948	269,436	261,558
General and administrative	49,632	50,285	128,701	99,670
Costs of acquisitions not consummated	—	726	—	3,009
Total expenses	457,246	438,317	947,810	881,846
Operating income	221,139	236,048	412,589	441,801
Income applicable to Alexander’s	6,614	15,351	24,747	23,280
(Loss) income applicable to Toys “R” Us	(327)	(30,711)	96,820	49,651
(Loss) income from partially owned entities	(22,797)	4,285	(30,340)	(26,068)
Interest and other investment (loss) income, net	(97,706)	23,793	(83,647)	37,897
Interest and debt expense (including amortization of deferred financing costs of $4,313 and $4,654 in each three-month period, respectively, and $8,372 and $8,897 in each six-month period, respectively)	(159,525)	(159,759)	(317,196)	(317,216)
Net gains on early extinguishment of debt	17,684	—	23,589	—
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	—	3,386	—	3,386
(Loss) income before income taxes	(34,918)	92,393	126,562	212,731
Income tax (expense) benefit	(5,457)	(4,915)	(10,506)	212,414
(Loss) income from continuing operations	(40,375)	87,478	116,056	425,145
Income from discontinued operations	—	58,339	—	170,420
Net (loss) income	(40,375)	145,817	116,056	595,565
Net loss (income) attributable to noncontrolling interests, including unit distributions	2,740	(14,685)	(13,581)	(60,595)
Net (loss) income attributable to Vornado	(37,635)	131,132	102,475	534,970
Preferred share dividends	(14,269)	(14,274)	(28,538)	(28,549)
NET (LOSS) INCOME attributable to common shareholders	$(51,904)	$116,858	$73,937	$506,421

(LOSS) INCOME PER COMMON SHARE – BASIC:
(Loss) income from continuing operations, net	$(0.30)	$0.41	$0.44	$2.23
Income from discontinued operations, net	—	0.33	—	0.97
Net (loss) income per common share	$(0.30)	$0.74	$0.44	$3.20

(LOSS) INCOME PER COMMON SHARE – DILUTED:
(Loss) income from continuing operations, net	$(0.30)	$0.40	$0.44	$2.17
Income from discontinued operations, net	—	0.32	—	0.91
Net (loss) income per common share	$(0.30)	$0.72	$0.44	$3.08

DIVIDENDS PER COMMON SHARE	$0.95	$0.90	$1.90	$1.80

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(Amounts in thousands)	Preferred Shares	Common Shares	Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

Balance, December 31, 2007	$825,095	$6,140	$5,278,717	$(721,625)	$29,772	$416,298	$5,834,397
Cumulative effect of change in accounting principle	—	—	212,395	(35,552)	—	—	176,843
Balance, January 1, 2008	825,095	6,140	5,491,112	(757,177)	29,772	416,298	6,011,240
Net income (loss)	—	—	—	534,970	—	(5,107)	529,863
Dividends paid on common shares	—	—	—	(276,478)	—	—	(276,478)
Dividends paid on preferred shares	—	—	—	(28,550)	—	—	(28,550)
Conversion of Series A preferred shares to common shares	(1,082)	2	1,080	—	—	—	—
Deferred compensation shares and options	—	43	5,635	—	—	—	5,678
Common shares issued:
Under employee share option plan	—	11	10,973	—	—	—	10,984
Upon redemption of Class A Operating Partnership units, at redemption value	—	20	44,392	—	—	—	44,412
In connection with dividend reinvestment plan	—	—	1,171	—	—	—	1,171
Sale of securities available for sale	—	—	—	—	(1,025)	—	(1,025)
Change in unrealized net loss on securities available for sale	—	—	—	—	(33,776)	—	(33,776)
Adjustments to redeemable Class A Operating Partnership units	—	—	26,824	—	—	—	26,824
Other	—	—	(1,849)	—	(23,303)	—	(25,152)
Balance, June 30, 2008	$824,013	$6,216	$5,579,338	$(527,235)	$(28,332)	$411,191	$6,265,191

Balance, December 31, 2008	$823,807	$6,195	$6,025,976	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net income (loss)	—	—	—	102,475	—	(3,700)	98,775
Dividends paid on common shares	—	194	188,792	(315,159)	—	—	(126,173)
Dividends paid on preferred shares	—	—	—	(28,540)	—	—	(28,540)
Proceeds from the issuance of common shares	—	690	709,536	—	—	—	710,226
Conversion of Series A preferred shares to common shares	(89)	—	89	—	—	—	—
Deferred compensation shares and options	—	2	9,967	—	—	—	9,969
Common shares issued:
Under employee share option plan	—	(14)	548	(351)	—	—	183
Upon redemption of Class A Operating Partnership units, at redemption value	—	46	49,944	—	—	—	49,990
Change in unrealized net loss on securities available for sale	—	—	—	—	(12,213)	—	(12,213)
Our share of partially owned entities’ OCI adjustments	—	—	—	—	(16,556)	—	(16,556)
Voluntary surrender of equity awards on March 31, 2009	—	—	32,588	—	—	—	32,588
Adjustments to redeemable Class A Operating Partnership Units	—	—	194,183	—	—	—	194,183
Other	—	—	(646)	6	(183)	(4,086)	(4,909)
Balance, June 30, 2009	$823,718	$7,113	$7,210,977	$(1,288,909)	$(35,851)	$405,127	$7,122,175

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
(Amounts in thousands)	2009	2008
Cash Flows from Operating Activities:
Net income	$116,056	$595,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of debt issuance costs)	277,806	291,689
Mezzanine loans loss accrual	122,738	—
Equity in income of partially owned entities, including Alexander’s and Toys	(91,227)	(81,431)
Straight-lining of rental income	(53,002)	(40,710)
Amortization of below market leases, net	(37,542)	(49,129)
Write-off of unamortized costs from the voluntary surrender of equity awards	32,588	—
Net gains on early extinguishment of debt	(23,589)	—
Distributions of income from partially owned entities	15,131	20,051
Reversal of H Street deferred tax liability	—	(222,174)
Net gain on sale of Americold	—	(112,690)
Write-off of real estate joint ventures’ development costs	—	34,200
Net loss on derivative positions	—	21,830
Impairment loss – marketable securities	—	9,073
Net gains on sale of real estate	—	(57,411)
Net gains on dispositions of wholly owned and partially owned assets other than depreciable real estate	—	(3,386)
Costs of acquisitions not consummated	—	3,009
Other non-cash adjustments	25,069	31,140
Changes in operating assets and liabilities:
Accounts receivable, net	15,654	7,029
Other assets	(17,773)	(17,542)
Accounts payable and accrued expenses	7,715	10,304
Other liabilities	(10,185)	14,099
Net cash provided by operating activities	379,439	453,516
Cash Flows from Investing Activities:
Development costs and construction in progress	(267,124)	(253,159)
Additions to real estate	(84,750)	(97,804)
Restricted cash	60,786	(16,340)
Investments in partially owned entities	(25,712)	(96,277)
Proceeds from sales of real estate and related investments	43,873	350,591
Proceeds received from repayment of notes and mortgage loans receivable	45,472	50,951
Distributions of capital from partially owned entities	9,636	140,069
Acquisitions of real estate and other	—	(32,484)
Deposits in connection with real estate acquisitions	991	(9,185)
Proceeds from sales of, and return of investment in, marketable securities	9,115	8,338
Investments in notes and mortgage loans receivable	—	(7,397)
Purchases of marketable securities	(11,597)	(2,140)
Net cash (used in) provided by investing activities	(219,310)	35,163

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

(Amounts in thousands)	For The Six Months Ended June 30,
	2009	2008
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	710,226	—
Proceeds from borrowings	520,137	1,215,500
Repayments of borrowings	(644,011)	(793,599)
Dividends paid on common shares	(126,174)	(276,478)
Distributions to noncontrolling interests	(20,931)	(47,083)
Dividends paid on preferred shares	(28,540)	(28,567)
Debt issuance costs	(4,338)	(13,155)
Exercise of share options and other	(522)	12,140
Purchase of outstanding Series G Preferred Units	(24,331)	—
Net cash provided by financing activities	381,516	68,758
Net increase in cash and cash equivalents	541,645	557,437
Cash and cash equivalents at beginning of period	1,526,853	1,154,595
Cash and cash equivalents at end of period	$2,068,498	$1,712,032

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $10,078 and $31,817)	$321,065	$316,642
Cash payments for income taxes	$3,840	$4,078

Non-Cash Transactions:
Adjustments to redeemable Class A Operating Partnerships units	$194,183	$26,824
Conversion of Class A Operating Partnership units to common shares, at redemption value	49,990	44,412
Dividends paid in common shares	188,986	—
Unit distributions paid in Class A units	16,280	—
Unrealized net loss on securities available for sale	12,213	33,776

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 91.9% of the common limited partnership interest in, the Operating Partnership at June 30, 2009. All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

Substantially all of Vornado’s assets are held through subsidiaries of the Operating Partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of Vornado and the Operating Partnership, as well as certain partially owned entities in which we own more than 50%, unless a partner has shared board and management representation and substantive participation rights on all significant business decisions, or 50% or less when (i) we are the primary beneficiary and the entity qualifies as a variable interest entity under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”), or (ii) when we are a general partner that meets the criteria under Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners have certain rights. All significant inter-company amounts have been eliminated. Equity interests in partially owned entities are accounted for under the equity method of accounting if they do not meet the criteria for consolidation and we have the ability to exercise significant influence over the operating and financial policies of the company. Generally an ownership interest of 20% or more is sufficient to demonstrate the ability to exercise significant influence. When partially owned investments are in partnership form, the 20% threshold for equity method accounting is generally reduced to 3% to 5%, based on our ability to influence the operating and financial policies of the partnership. Investments accounted for under the equity method are initially recorded at cost and subsequently adjusted for our share of the net income or loss and cash contributions and distributions to or from these entities. Investments in partially owned entities that do not meet the criteria for consolidation or for equity method accounting are accounted for on the cost method.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

On January 1, 2009, we adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 was required to be applied retrospectively. Accordingly, net income for the three and six months ended June 30, 2008 has been adjusted to include $8,500,000 and $16,900,000, respectively, of additional interest expense, net of amounts attributable to noncontrolling interests. In addition, in accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we have included 4,850,000 additional common shares in the computation of income per share retroactively to the three and six months ended June 30, 2008, as a result of our first and second quarter common share dividends in 2009. Furthermore, certain prior year balances have been reclassified in order to conform to current year presentation as a result of the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS 160”).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

2.	Basis of Presentation – continued

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

3.	Recently Issued Accounting Literature

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into on or after January 1, 2009. The adoption of SFAS 141R on January 1, 2009 did not have any effect on our consolidated financial statements because there have been no acquisitions during 2009.

In December 2007, the FASB issued SFAS 160, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 became effective on January 1, 2009. The adoption of SFAS 160 on January 1, 2009, resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in equity in quarterly reporting periods.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 became effective on January 1, 2009. The adoption of SFAS 161 on January 1, 2009 did not have a material effect on our consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Investments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in SFAS 128. FSP 03-6-1 became effective on January 1, 2009 and required all prior period earnings per share data presented, to be adjusted retroactively. The adoption of FSP 03-6-1 on January 1, 2009 did not have a material effect on our computation of income per share.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

On January 1, 2009, we adopted FSP 14-1, which was required to be applied retrospectively. The adoption of FSP 14-1 affected the accounting for our convertible and exchangeable senior debentures by requiring the initial proceeds from their sale to be allocated between a debt component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issue. The initial debt components of our $1.4 billion Convertible Senior Debentures, $1 billion Convertible Senior Debentures and $500 million Exchangeable Senior Debentures were $1,241,286,000, $926,361,000 and $457,699,000, respectively, based on the fair value of similar nonconvertible instruments issued at that time. The aggregate initial debt discount of $212,395,000 after original issuance costs allocated to the equity component was recorded in “additional capital” as a cumulative effect of change in accounting principle in our consolidated statement of shareholders’ equity. We are amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (i.e., the earliest date the holders may require us to repurchase the debentures), as additional interest expense. Accordingly, interest expense for the three and six months ended June 30, 2008 has been adjusted to include $9,400,000 and $18,700,000 of amortization in the aggregate, or $8,500,000 and $16,900,000, net of amounts attributable to noncontrolling interests. Amortization for periods prior to December 31, 2007 (not presented herein) aggregating $35,552,000 have been reflected as a cumulative effect of change in accounting principle in “earnings less than distributions” on our consolidated statement of changes in equity. Below is a summary of the financial statement effects of implementing FSP 14-1 and related disclosures.

	$1.4 Billion Convertible Senior Debentures		$1 Billion Convertible Senior Debentures		$500 Million Exchangeable Senior Debentures
(Amounts in thousands, except per share amounts) Balance Sheet:	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Principal amount of debt component	$1,263,759	$1,382,700	$913,219	$989,800	$499,982	$499,982
Unamortized discount	(83,359)	(106,415)	(34,222)	(44,342)	(18,668)	(21,726)
Carrying amount of debt component	$1,180,400	$1,276,285	$878,997	$945,458	$481,314	$478,256

Carrying amount of equity component	$130,714	$130,714	$53,640	$53,640	$32,301	$32,301

Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%

Maturity date (period through which discount is being amortized)	4/1/12		11/15/11		4/15/12

Conversion price per share, as adjusted	$157.18		$148.46		$87.17

Number of shares on which the aggregate consideration to be delivered upon conversion is determined	— (1)		— (1)		5,736

__________________

(1)

In accordance with FSP 14-1, we are required to disclose the conversion price and the number of shares on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value.) Our convertible senior debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the June 30, 2009 closing share price of our common shares and the conversion prices in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date. The number of common shares on which the aggregate consideration to be delivered upon conversion is 8,040 and 6,151 common shares, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement:	2009	2008	2009	2008
$1.4 Billion Convertible Senior Debentures:
Coupon interest	$9,660	$9,975	$19,512	$19,950
Discount amortization – original issue	1,320	1,400	2,671	2,800
Discount amortization – FSP 14-1 implementation	6,096	5,920	12,276	11,743
	$17,076	$17,295	$34,459	$34,493

$1 Billion Convertible Senior Debentures:
Coupon interest	$8,856	$9,062	$17,826	$18,125
Discount amortization – original issue	959	1,013	1,940	2,025
Discount amortization – FSP 14-1 implementation	2,567	2,474	5,176	4,901
	$12,382	$12,549	$24,942	$25,051

$500 Million Exchangeable Senior Debentures:
Coupon interest	$4,844	$4,844	9,688	$9,688
Discount amortization – original issue	415	410	774	821
Discount amortization – FSP 14-1 implementation	1,175	1,048	$2,334	2,076
	$6,434	$6,302	$12,796	$12,585

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). Although SFAS 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS 165 became effective on June 30, 2009. We have evaluated subsequent events through August 3, 2009, the date our consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS 167 becomes effective for all new and existing VIEs on January 1, 2010. We are currently evaluating the impact SFAS 167 will have on our consolidated financial statements.

On June 29, 2009 the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Fair Value Measurements

FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. Financial assets and liabilities measured at fair value in our consolidated financial statements consist primarily of (i) marketable securities and (ii) the assets of our deferred compensation plan (primarily marketable securities and equity investments in limited partnerships), for which there is a corresponding liability on our consolidated balance sheets. Financial assets and liabilities measured at fair value as of June 30, 2009 are presented in the table below based on their level in the fair value hierarchy.

		Fair Value Hierarchy
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$107,938	$107,938	$—	$—
Deferred compensation plan assets	70,391	34,223	—	36,168
Total assets	$178,329	$142,161	$—	$36,168

Mandatorily redeemable instruments (included in other liabilities)	$57,038	$57,038	$—	$—
Deferred compensation plan liabilities	70,391	34,223	—	36,168
Total liabilities	$127,429	$91,261	$—	$36,168

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships, for which there is a corresponding Level 3 liability to the plan’s participants. The following is a summary of changes in Level 3 deferred compensation plan assets and liabilities, for the three months ended June 30, 2009.

(Amounts in thousands)	Beginning Balance	Total Realized/ Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance
For the three months ended June 30, 2009	$32,426	$2,806	$936	$36,168

For the six months ended June 30, 2009	$34,176	$1,310	$682	$36,168

We have estimated the fair value of all financial instruments reflected in the accompanying consolidated balance sheets at amounts which are based upon an interpretation of available market information and valuation methodologies (including discounted cash flow analyses with respect to our mezzanine loans and debt). Below is a table that sets forth the carrying amounts and fair values of our financial instruments as of June 30, 2009 and December 31, 2008. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of our financial instruments.

	As of June 30, 2009		As of December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mezzanine loans receivable	$291,270	$252,537	$472,539	$417,087
Debt:
Notes and mortgages payable	$8,833,435	$8,117,832	$8,835,387	$8,231,621
Convertible senior debentures	2,059,397	1,925,934	2,221,743	1,874,058
Senior unsecured notes	363,358	359,268	617,816	578,238
Exchangeable senior debentures	481,314	478,733	478,256	428,895
Revolving credit facility	648,250	648,250	358,468	358,468
	$12,385,754	$11,530,017	$12,511,670	$11,471,280

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of June 30, 2009, we own 32.7% of Toys. We account for our investment in Toys under the equity method and record our 32.7% share of Toys income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income. As of June 30, 2009, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of the parent company.

Below is a summary of Toys’ latest available financial information on a “purchase accounting” basis.

(Amounts in millions)
Balance Sheet:	As of May 2, 2009	As of November 1, 2008
Total assets	$11,469	$12,410
Total liabilities	$10,166	$11,393
Toys stockholders’ equity	$1,197	$929

	For the Three Months Ended		For the Six Months Ended
Income Statement:	May 2, 2009	May 3, 2008	May 2, 2009	May 3, 2008
Total revenues	$2,477	$2,719	$7,938	$8,546
Net (loss) income attributable to Toys	$(50)	$(95)	$242	$144

Alexander’s (NYSE: ALX)

As of June 30, 2009, we own 32.4% of the outstanding common stock of Alexander’s. We manage, lease and develop Alexander’s properties pursuant to agreements, which expire in March of each year and are automatically renewable. As of June 30, 2009 and December 31, 2008, Alexander’s owed us $57,516,000 and $44,086,000, respectively, in fees under these agreements.

Based on Alexander’s June 30, 2009 closing share price of $269.60, the market value (“fair value” pursuant to SFAS 157) of our investment in Alexander’s is $445,937,000, or $277,077,000 in excess of the carrying amount on our consolidated balance sheet.

As of June 30, 2009, the carrying amount of our investment in Alexander’s exceeds our share of the equity in the net assets of Alexander’s by approximately $35,314,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to their real estate (land and building). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income or loss. The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of June 30, 2009, we own 17,058,005 Lexington common shares, or approximately 16.1% of Lexington common equity. Pursuant to the guidance in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to that of other shareholders. We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

As of June 30, 2009, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $89,026,000. This basis difference resulted primarily from $107,882,000 of non-cash impairment charges we recognized in 2008 based on our conclusion that the decline in the value of Lexington’s common shares was “other-than-temporary.” The remainder of the basis difference related to purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and building) as compared to their carrying amounts in Lexington’s consolidated financial statements. We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Lexington’s net income or loss. The basis difference attributable to the land will be recognized upon disposition of our investment.

Based on Lexington’s June 30, 2009 closing share price of $3.40, the market value (“fair value” pursuant to SFAS 157) of our investment in Lexington was $57,997,000, or $10,253,000 below the carrying amount on our consolidated balance sheet. We have concluded that, as of June 30, 2009, the decline in the value of our investment in Lexington is not “other-than-temporary.”

The following is a summary of Lexington’s financial information as of March 31, 2009 and September 30, 2008 and for the three and six months ended March 31, 2009 and 2008.

(Amounts in millions)	As of	As of
Balance Sheet:	March 31, 2009	September 30, 2008
Total assets	$3,961	$4,294
Total liabilities	$2,534	$2,745
Lexington shareholders’ equity	$1,334	$924

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Income Statement:	2009	2008	2009	2008
Total revenues	$101	$105	$206	$224
(Loss) income from continuing operations	$(67)	$13	$(71)	$15
Net (loss) income attributable to Lexington	$(65)	$6	$(83)	$37

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

Investments: (Amounts in thousands)	Balance as of
	June 30, 2009	December 31, 2008
Toys	$374,534	$293,096
Alexander’s	$168,860	$137,305
Partially owned office buildings	159,348	157,468
India Real Estate Ventures	84,052	88,858
Lexington	68,250	80,748
Other equity method investments	309,842	325,775
	$790,352	$790,154

Our Share of Net (Loss) Income: (Amounts in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Toys:	2009		2008	2009		2008
32.7% share of equity in net (loss) income	$(16,220)		$(17,798)	$79,074		$60,557
Non-cash purchase price accounting adjustments	13,946		(14,900)	13,946		(14,900)
Interest and other income	1,947		1,987	3,800		3,994
	$(327)		$(30,711)	$96,820		$49,651
Alexander’s:
32.4% share in 2009 and 32.6% share in 2008:
Equity in net income before reversal of stock appreciation rights compensation expense	$3,767		$5,331	$7,622		$10,458
Reversal of stock appreciation rights compensation expense	—	(1)	7,157	11,105		6,952
Equity in net income	3,767		12,488	18,727		17,410
Management and leasing fees	2,199		1,979	4,092		4,106
Development fees	648		884	1,928		1,764
	$6,614		$15,351	$24,747		$23,280

Lexington – 16.1% share in 2009 and 7.7% share in 2008 of equity in net (loss) income	$(6,876	)(2)	$60	$(9,915	)(2)	$1,887

India Real Estate Ventures – 4% to 36.5% share of equity in net loss	(784)		(614)	(921)		(1,028)

Other (3)	(15,137	)(4)	4,839	(19,504	)(4)	(26,927	) (5)
	$(22,797)		$4,285	$(30,340)		$(26,068)

_________________________

(1)	During the first quarter of 2009, all of the remaining stock appreciation rights were exercised.

(2)	Includes $4,580 for our share of impairment losses recorded by Lexington.

(3)

Includes our equity in net earnings of partially owned entities including partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Realty MLP and others.

(4)	Includes $7,650 of expense for our share of the Filene’s, Boston lease termination payment.

(5)	Includes $34,200 of non-cash charges for the write-off of our share of certain partially owned entities’ development costs.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of June 30, 2009 and December 31, 2008, none of which is guaranteed by us.

	100% of Partially Owned Entities’ Debt at
(Amounts in thousands)	June 30, 2009	December 31, 2008
Toys (32.7% interest) (as of May 2, 2009 and November 1, 2008, respectively):
$1.3 billion senior credit facility, due 2010, (6.14% at June 30, 2009) (1)	$1,283,000	$1,300,000
$2.0 billion credit facility, due 2012, LIBOR plus 1.00% – 4.25% ($102,000 reserved for outstanding letters of credit) (2)	—	367,000
Mortgage loan, due 2010, LIBOR plus 1.30% (1.62% at June 30, 2009)	800,000	800,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (4.57% at June 30, 2009)	798,000	797,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	526,000	568,000
7.625% bonds, due 2011 (Face value – $500,000)	488,000	486,000
7.875% senior notes, due 2013 (Face value – $400,000)	379,000	377,000
7.375% senior notes, due 2018 (Face value – $400,000)	337,000	335,000
4.51% Spanish real estate facility, due 2013	173,000	167,000
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (5.32% at June 30, 2009)	180,000	180,000
Japan bank loans, due 2011 – 2014, 1.20% – 2.80%	152,000	158,000
Japan borrowings, due 2010 – 2011 (weighted average rate of 0.97% at June 30, 2009)	227,000	289,000
6.84% Junior U.K. real estate facility, due 2013	93,000	101,000
4.51% French real estate facility, due 2013	84,000	81,000
8.750% debentures, due 2021 (Face value – $22,000)	21,000	21,000
Other	119,000	73,000
	5,660,000	6,100,000
Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty after December 2013)	368,357	373,637
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty after December 2013)	320,000	320,000
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (1.52% at June 30, 2009)	217,054	181,695
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable without penalty after December 2013)	197,422	199,537
Rego Park mortgage note payable, due in March 2012 (prepayable without penalty) (3)	78,246	78,386
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,249,079	1,221,255
Lexington (16.1% interest) (as of March 31, 2009 and September 30, 2008, respectively) Mortgage loans collateralized by the trust’s real estate, due from 2009 to 2037, with a weighted average interest rate of 5.90% at March 31, 2009 (various prepayment terms)	2,330,791	2,486,370

_____________________________

(1) On July 9, 2009, Toys issued $950 million aggregate principal amount of 10.75% Senior Unsecured Notes due 2017 at 97.399%. The proceeds from the issuance, along with existing cash, were used to repay the outstanding balance under its senior credit facility, which was subsequently terminated.

(2) On June 24, 2009, Toys extended this credit facility, which was to expire in July 2010, to May 2012. The borrowing capacity under the amended facility will remain at $2.0 billion through the original maturity date in July 2010 and will continue at $1.5 billion thereafter. The interest rate will be LIBOR plus 3.20%, which may vary based on availability, through July 2010 and LIBOR plus 4.00%, subject to usage, thereafter.

(3) On March 10, 2009, the $78,246 outstanding balance of the Rego Park I mortgage loan, which was scheduled to mature in June 2009, was repaid and simultaneously refinanced in the same amount. The new loan bears interest at 75 basis points, is secured by the property and is 100% cash collateralized. The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.	Investments in Partially Owned Entities - continued

(Amounts in thousands)	100% of Partially Owned Entities’ Debt at
Partially owned office buildings:	June 30, 2009	December 31, 2008
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due 2011, with a weighted average interest rate of 5.63% at June 30, 2009 (various prepayment terms)	$142,254	$143,000
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% (3.06% at June 30, 2009) with an interest rate floor of 6.50% and interest rate cap of 7.00%	85,249	85,249
330 Madison Avenue (25% interest) up to $150,000 mortgage note payable, due in June 2015, LIBOR plus 1.50% (1.82% at June 30, 2009)	70,000	70,000
Fairfax Square (20% interest) mortgage note payable, due in November 2009, with interest at 7.50%	62,165	62,815
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011, LIBOR plus 1.0% (1.32% at June 30, 2009)	56,680	56,680
West 57th Street (50% interest) mortgage note payable, due in October 2009, with interest at 4.94% (prepayable without penalty after July 2009)	29,000	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable without penalty after April 2014)	20,958	21,426
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2009 to 2022, with a weighted average interest rate of 14.38% at June 30, 2009 (various prepayment terms)	163,355	148,792
India Property Fund L.P. (36.5% interest) $120 million secured revolving credit facility, due in December 2009, LIBOR plus 2.75% (3.07% at June 30, 2009)	93,000	90,500
Waterfront Associates, LLC (2.5% interest) construction and land loan up to $250 million payable, due in September 2011 with a six month extension option, LIBOR plus 2.00% - 3.00% (3.51% at June 30, 2009)	130,720	57,600
Verde Realty Master Limited Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2025, with a weighted average interest rate of 5.93% at June 30, 2009 (various prepayment terms)	588,092	559,840
Green Courte Real Estate Partners, LLC (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2017, with a weighted average interest rate of 5.11% at June 30, 2009 (various prepayment terms)	299,945	307,098
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable without penalty after July 2015)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2010, $100 million fixed at 3.30%, balance at LIBOR plus 2.54% (2.92% at June 30, 2009)	132,570	132,128
Wells/Kinzie Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	14,732	14,800
Orleans Hubbard Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	10,153	10,200
Other	438,277	468,559

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,068,868,000 and $3,196,585,000 as of June 30, 2009 and December 31, 2008, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of June 30, 2009 and December 31, 2008.

(Amounts in thousands)		Interest Rate as of	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	June 30, 2009	June 30, 2009	December 31, 2008
Equinox	02/13	14.00%	$92,003	$85,796
Tharaldson Lodging Companies	04/10 (1)	4.62%	76,253	76,341
Riley HoldCo Corp	02/15	10.00%	74,437	74,381
280 Park Avenue	06/16	10.25%	73,750	73,750
Charles Square Hotel, Cambridge	(2)	(2)	—	41,796
Other, net	01/14-12/18	4.75%-12.00%	97,565	120,475
			414,008	472,539
Valuation allowance (3)			(122,738)	—
			$291,270	$472,539

__________________

(1)	The borrower has a one-year extension option.
(2)	On June 1, 2009, this loan, which was scheduled to mature in September 2009, was repaid.
(3)

Represents loan loss accruals on mezzanine loans based on our estimate of the net realizable value of each loan. Our estimates are based on the present value of expected cash flows, discounted at each loan’s effective interest rate, or if a loan is collateralized, based on the fair value of the underlying collateral, adjusted for estimated costs to sell. The excess of the carrying amount over the net realizable value of a loan is recognized as a reduction of “interest and other investment (loss) income, net” in our consolidated statement of income.

7.	Discontinued Operations

In accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment and Disposal of Long- Lived Assets, we have classified the revenues and expenses of properties and businesses sold or to be sold to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.

The following table sets forth the assets and liabilities related to discontinued operations at June 30, 2009 and December 31, 2008.

(Amounts in thousands)	Assets related to Discontinued Operations as of		Liabilities related to Discontinued Operations as of
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
H Street – land under sales contract	$108,292	$108,292	$—	$—

The following table sets forth the combined results of operations related to discontinued operations for the three and six months ended June 30, 2009 and 2008.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$—	$2,940	$—	$222,361
Expenses	—	1,432	—	222,042
Net income	—	1,508	—	319
Net gain on sale of our 47.6% interest in Americold Realty Trust	—	—	—	112,690
Net gain on sale of Tysons Dulles Plaza	—	56,831	—	56,831
Net gain on sale of other real estate	—	—	—	580
Income from discontinued operations	$—	$58,339	$—	$170,420

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.	Identified Intangible Assets and Intangible Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and intangible liabilities (primarily acquired below-market leases) as of June 30, 2009 and December 31, 2008.

	Balance as of
(Amounts in thousands)	June 30, 2009	December 31, 2008

Identified intangible assets (included in other assets):
Gross amount	$770,633	$784,192
Accumulated amortization	(286,754)	(258,242)
Net	$483,879	$525,950
Identified intangible liabilities (included in deferred credit):
Gross amount	$964,621	$998,179
Accumulated amortization	(291,072)	(278,357)
Net	$673,549	$719,822

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $19,560,000 and $25,858,000 for the three months ended June 30, 2009 and 2008, respectively, and $37,542,000 and $49,129,000 for the six months ended June 30, 2009 and 2008, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years, commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$62,324
2011	59,163
2012	55,022
2013	47,081
2014	41,252

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $17,778,000 and $19,404,000 for the three months ended June 30, 2009 and 2008, respectively, and $33,564,000 and $44,358,000 for the six months ended June 30, 2009 and 2008, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years, commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$55,923
2011	53,273
2012	48,928
2013	41,746
2014	23,660

We are a tenant under ground leases for certain of our properties. Amortization of these acquired below-market leases resulted in an increase to rent expense of $533,000 and $1,066,000 in each of the three-month and six-month periods ended June 30, 2009 and 2008, respectively. Estimated annual amortization of these below market leases for each of the five succeeding years, commencing January 1, 2010 is as follows:

(Amounts in thousands)
2010	$2,133
2011	2,133
2012	2,133
2013	2,133
2014	2,133

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt

The following is a summary of our debt:

(Amounts in thousands)			Balance at
Notes and Mortgages Payable:	Maturity (1)	Interest Rate at June 30, 2009	June 30, 2009	December 31, 2008
Fixed Rate:
New York Office:
1290 Avenue of the Americas	01/13	5.97%	$439,678	$444,667
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	284,950	287,386
909 Third Avenue	04/15	5.64%	212,375	214,074
Eleven Penn Plaza	12/11	5.20%	205,017	206,877

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
River House Apartments	04/15	5.43%	195,546	195,546
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	114,536	115,440
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	86,867	87,721
1550 and 1750 Crystal Drive	11/14	7.08%	82,967	83,912
Universal Buildings	04/14	4.88%	58,307	59,728
1235 Clark Street	07/12	6.75%	53,692	54,128
2231 Crystal Drive	08/13	7.08%	49,564	50,394
1750 Pennsylvania Avenue	06/12	7.26%	46,225	46,570
241 18th Street	10/10	6.82%	46,097	46,532
2011 Crystal Drive (2)	10/09	6.88%	37,999	38,338
1225 Clark Street	08/13	7.08%	29,647	30,145
1800, 1851 and 1901 South Bell Street	12/11	6.91%	23,663	27,801

Retail:
Cross-collateralized mortgages on 42 shopping centers (3)	03/10	7.86%	396,994	448,115
Springfield Mall (including present value of purchase option)	10/12-04/13	5.45%	250,710	252,803
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.40%	93,743	94,879
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	60,048	60,766
Other	08/09-11/34	4.75%-7.33%	181,580	159,597

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	09/16	6.34%	219,086	220,361
Boston Design Center	09/15	5.02%	70,206	70,740
Washington Design Center	11/11	6.95%	44,622	44,992

Other:
555 California Street (4)	05/10-09/11	5.97%	662,974	720,671
Industrial Warehouses	10/11	6.95%	25,058	25,268
Total Fixed Interest Notes and Mortgages Payable		5.96%	7,002,427	7,117,727

_____________________

See notes on page 22.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Debt - continued

(Amounts in thousands)				Balance at
Notes and Mortgages Payable:	Maturity (1)	Spread over LIBOR	Interest Rate at June 30, 2009	June 30, 2009	December 31, 2008
Variable Rate:
New York Office:
Manhattan Mall	02/12	L+55	0.87%	$232,000	$232,000
866 UN Plaza	05/11	L+40	0.78%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.51%	150,000	150,000
1999 K Street (construction loan)	12/10	L+130	1.62%	84,703	73,747
Courthouse Plaza One and Two	01/15	L+75	1.07%	68,034	70,774
220 20th Street (construction loan)	01/11	L+115	1.47%	67,804	40,701
West End 25 (construction loan)	02/11	L+130	1.62%	64,091	24,620
River House Apartments	04/18	(5)	1.66%	64,000	64,000
Commerce Executive III, IV and V	(6)	(6)	(6)	—	50,223
Retail:
Green Acres Mall	02/13	L+140	1.72%	335,000	335,000
Bergen Town Center (construction loan)	03/13	L+150	1.82%	254,347	228,731
Beverly Connection (7)	07/11	L+245(7)	2.85%	100,000	100,000
4 Union Square South (8)	04/14	L+325	3.57%	75,000	—
Other:
220 Central Park South	11/10	L+235 – L+245	2.70%	130,000	130,000
Other	09/09 – 11/11	Various	1.82% - 3.62%	161,051	172,886
Total Variable Interest Notes and Mortgages Payable			1.80%	1,831,008	1,717,660
Total Notes and Mortgages Payable			5.10%	$8,833,435	$8,835,387

Convertible Senior Debentures: (see page 10)
2.85% Due 2027	04/12		5.45%	$1,180,400	$1,276,285
3.63% Due 2026	11/11		5.32%	878,997	945,458
Total Convertible Senior Debentures (9)			5.39%	$2,059,397	$2,221,743

Senior Unsecured Notes:
Senior unsecured notes due 2010	12/10		4.75%	$148,188	$199,625
Senior unsecured notes due 2011	02/11		5.60%	117,324	249,902
Senior unsecured notes due 2009	08/09		4.50%	97,846	168,289
Total Senior Unsecured Notes (10)			4.96%	$363,358	$617,816

3.88% Exchangeable Senior Debentures due 2025 (see page 10)	04/12		5.32%	$481,314	$478,256

Unsecured Revolving Credit Facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	0.81%	$600,000	$300,000
$.965 billion unsecured revolving credit facility ($38,673 reserved for outstanding letters of credit)	06/11	L+55	0.81%	48,250	58,468
Total Unsecured Revolving Credit Facilities			0.81%	$648,250	$358,468

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

(2)

On July 30, 2009, we completed an $82,500 refinancing of 2011 Crystal Drive. This loan has a fixed interest rate of 7.3% and matures in August 2017, with two one-year extension options. We retained net proceeds of approximately $44,500 after repaying the existing loan and closing costs.

(3)	In the first quarter of 2009, we purchased $47,000 of this debt for $46,231 in cash, resulting in a net gain of $769.

(4)	In June 2009, we purchased $58,399 (aggregate carrying amount) of this loan for $55,814 in cash, resulting in a net gain of $2,585.

(5)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(6)	On June 1, 2009, we repaid the $50,223 outstanding balance of this loan, which was scheduled to mature on July 31, 2009.

(7)

On July 7, 2009, we refinanced this loan, which was scheduled to mature on July 9, 2009. The new loan has a two-year term and an interest rate of LIBOR plus 3.50%, with a LIBOR floor of 1.50%, and provides for one-year extension through July 2012, at LIBOR plus 5.00%.

(8)

On April 7, 2009, we completed a $75,000 financing of 4 Union Square South. This interest-only loan has a rate of LIBOR plus 3.25% (3.57% as of June 30, 2009) and matures in April 2012, with two one-year extension options. The property was previously unencumbered.

(9)

In the second quarter of 2009, we purchased $195,522 (aggregate face amount) of our convertible senior debentures for $171,652 in cash, resulting in a net gain of $12,665. In July 2009, we purchased an additional $59,750 (aggregate face amount) of our convertible senior debentures for $52,920 in cash.

(10)

In the first quarter of 2009 we purchased $81,534 (aggregate face amount) of our senior unsecured notes for $75,977 in cash, resulting in a net gain of $5,136. In the second quarter of 2009, pursuant to our April 30, 2009 tender offer, we purchased $173,321 (aggregate face amount) of our senior unsecured notes for $169,832 in cash, resulting in a net gain of $2,434.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.	Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets represent Operating Partnership units held by third parties and are comprised of (i) Class A units, (ii) Series B convertible preferred units, and (iii) Series D-10, D-11, D-12, D-14 and D-15 (collectively, “Series D”) cumulative redeemable preferred units. Redeemable noncontrolling interests are accounted for in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, and are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” on our consolidated balance sheets. As of June 30, 2009 and December 31, 2008, the aggregate value of the redeemable noncontrolling interests was $936,099,000 and $1,177,978,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2007	$1,658,303
Net income	63,091
Distributions	(37,491)
Conversion of Class A redeemable units into common shares, at redemption value	(44,412)
Mark-to-market adjustments on Class A redeemable units, in accordance with Topic D-98	(26,824)
Other, net	12,369
Balance at June 30, 2008	$1,625,036

Balance at December 31, 2008	$1,177,978
Net income	17,281
Distributions	(20,931)
Conversion of Class A redeemable units into common shares, at redemption value	(49,990)
Mark-to-market adjustments on Class A redeemable units, in accordance with Topic D-98	(194,183)
Other, net	5,944
Balance at June 30, 2009	$936,099

Redeemable noncontrolling interests exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for in accordance with FASB Statement No. 150, Accounting for Certain Financial Investments with Characteristics of both Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $57,038,000 and $83,079,000 as of June 30, 2009 and December 31, 2008, respectively.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Income Per Share - continued

During 2009, we paid a portion of our first and second quarter dividends in Vornado common shares. In accordance with SFAS 128, we have included the 4,850,000 newly issued common shares in the computation of income per share retroactively for the three and six months ended June 30, 2008.

On April 22, 2009, we sold 17,250,000 common shares, including underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at an initial public offering price of $43.00 per share. We received net proceeds of approximately $710,226,000, after the underwriters’ discount and offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 17,250,000 Class A units of the Operating Partnership.

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and potentially dilutive share equivalents. Potentially dilutive share equivalents include our Series A convertible preferred shares, employee stock options, restricted share awards and exchangeable senior debentures due 2025.

(Amounts in thousands, except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
(Loss) income from continuing operations, net of income attributable to noncontrolling interests	$(37,635)	$78,127	$102,475	$380,630
Income from discontinued operations, net of income attributable to noncontrolling interests	—	53,005	—	154,340
Net (loss) income attributable to Vornado	(37,635)	131,132	102,475	534,970
Preferred share dividends	(14,269)	(14,274)	(28,538)	(28,549)
Net (loss) income attributable to common shareholders	(51,904)	116,858	73,937	506,421
Earnings allocated to unvested participating securities	(55)	(84)	(110)	(163)
Numerator for basic (loss) income per share	(51,959)	116,774	73,827	506,258
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	—	—	—	12,592
Convertible preferred share dividends	—	48	—	100
Numerator for diluted (loss) income per share	$(51,959)	$116,822	$73,827	$518,950
Denominator:
Denominator for basic income per share – weighted average shares	173,205	158,524	166,767	158,337
Effect of dilutive securities (1):
Employee stock options and restricted share awards	—	4,691	1,174	4,576
3.875% exchangeable senior debentures	—	—	—	5,736
Convertible preferred shares	—	84	—	87
Denominator for diluted income per share – weighted average shares and assumed conversions	173,205	163,299	167,941	168,736
(LOSS) INCOME PER COMMON SHARE – BASIC:
(Loss) income from continuing operations, net	$(0.30)	$0.41	$0.44	$2.23
Income from discontinued operations, net	—	0.33	—	0.97
Net (loss) income per common share	$(0.30)	$0.74	$0.44	$3.20
(LOSS) INCOME PER COMMON SHARE – DILUTED:
(Loss) income from continuing operations, net	$(0.30)	$0.40	$0.44	$2.17
Income from discontinued operations, net	—	0.32	—	0.91
Net (loss) income per common share	$(0.30)	$0.72	$0.44	$3.08

__________________

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average common share equivalents. Accordingly, the three and six months ended June 30, 2009 exclude 24,135 and 23,188 weighted average common share equivalents, respectively, and the three and six months ended June 30, 2008, exclude 26,444 and 20,815 weighted average common share equivalents, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Comprehensive Income
(Amounts in thousands)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(40,375)	$145,817	$116,056	$595,565
Other comprehensive income (loss)	10,946	(37,852)	(28,952)	(58,104)
Comprehensive (loss) income	(29,429)	107,965	87,104	537,461
Comprehensive (loss) income attributable to noncontrolling interests	(1,853)	11,013	11,236	54,959
Comprehensive (loss) income attributable to Vornado	$(27,576)	$96,952	$75,868	$482,502

Substantially all of the other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 relates to losses from the mark-to-market of marketable equity securities classified as available-for-sale and our share of other comprehensive income of partially owned entities (primarily Toys).

13.	Fee and Other Income

The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Tenant cleaning revenue	$14,564	$14,382	$28,858	$27,804
Management and leasing fees	3,017	3,840	5,418	7,808
Lease termination fees	1,124	561	2,748	3,014
Other income	17,194	11,829	29,625	20,674
	$35,899	$30,612	$66,649	$59,300

Fee and other income above include management fee income from Interstate Properties, a related party, of $183,000 and $197,000 for the three months ended June 30, 2009 and 2008, respectively, and $381,000 and $408,000 for the six months ended June 30, 2009 and 2008, respectively. The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 5 – Investments in Partially Owned Entities).

14.	Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, stock appreciation rights, performance shares and limited partnership units to certain of our employees and officers. We account for all stock-based compensation in accordance FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”). Stock based compensation expense for the three months ended June 30, 2009 and 2008 consists of stock option awards, restricted common shares, Operating Partnership unit awards and out-performance plan awards. During the three and six months ended June 30, 2009, we recognized $5,651,000 and $15,900,000 of stock-based compensation expense, respectively. During the three and six months ended June 30, 2008 we recognized $8,898,000 and $16,973,000 of stock based compensation expense, respectively.

On March 31, 2009, our nine most senior executives voluntarily surrendered their 2007 and 2008 stock option awards and their 2008 out-performance plan awards. Accordingly, we recognized $32,588,000 of expense in the first quarter of 2009 representing the unamortized portion of these awards, which is included as a component of “general and administrative” expense on our consolidated statement of income. As a result of these voluntary surrenders, stock-based compensation expense will be approximately $7,000,000 lower in 2009 and $9,400,000, $9,400,000, $5,700,000 and $1,000,000 lower in 2010, 2011, 2012 and 2013, respectively.

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

Other Contractual Obligations

At June 30, 2009, there were $38,673,000 of outstanding letters of credit under our $965,000,000 revolving credit facility. Our credit facilities and our senior unsecured notes contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities and our senior unsecured notes also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including items such as the failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $202,543,000. Of this amount, $80,923,000 is committed to the India Property Fund and is pledged as collateral to its lender.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that we cannot quantify.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Commitments and Contingencies - continued

We are from time to time involved in various other legal actions in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters individually or in the aggregate, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records; that claim was dismissed by virtue of a decision dated October 1, 2007 and an Order dated January 28, 2009. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with the 2006 decision.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump filed an additional appeal of the 2006, 2007 and 2009 decisions. Mr. Trump’s appeals were denied on all grounds on June 30, 2009. Thereafter, Mr. Trump moved to reargue the appellate decisions but later withdrew the motion. On July 24, Mr. Trump moved for leave to appeal the June 30 decision to the New York Court of Appeals. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

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

In the first quarter of 2009, we finalized the termination of the Merchandise Mart Properties Pension Plan, which resulted in a $2,800,000 pension settlement expense that is included as a component of “general and administrative” expense on our consolidated statement of income for the six months ended June 30, 2009.

17.	Costs of Acquisitions Not Consummated

During the three and six months ended June 30, 2008, we wrote-off $726,000 and $3,009,000, respectively, of costs associated with acquisitions not consummated (primarily Hudson Rail Yards).

18.	Marketable Securities

At June 30, 2009 and December 31, 2008, we had $14,312,000 and $2,061,000, respectively, of net unrealized losses on our marketable equity securities. We have concluded that the decline in the value of each of the securities in our portfolio is not “other-than-temporary.” In the first quarter of 2008, we concluded that an investment in a marketable equity security was “other-than-temporarily” impaired and recognized a non-cash impairment charge of $9,073,000, based on the March 31, 2008 closing share price of the security.

The following table sets forth the details of our marketable securities:

	As of June 30, 2009		As of December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable equity securities	$107,938	$107,938	$118,438	$118,438
Debt securities held-to-maturity	218,733	218,959	215,884	164,728
	$326,671	$326,897	$334,322	$283,166

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information

Below is a summary of net income and a reconciliation of our net income to EBITDA(1) by segment for the three and six months ended June 30, 2009 and 2008.

(Amounts in thousands)	For the Three Months Ended June 30, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$513,586	$190,226	$133,424	$89,973	$60,954	$—	$39,009
Straight-line rents:
Contractual rent increases	13,991	7,474	3,798	2,213	652	—	(146)
Amortization of free rent	11,873	767	6,555	4,109	271	—	171
Amortization of acquired below- market leases, net	19,560	9,885	946	8,267	12	—	450
Total rentals	559,010	208,352	144,723	104,562	61,889	—	39,484
Tenant expense reimbursements	83,476	32,092	14,514	30,249	4,512	—	2,109
Fee and other income:
Tenant cleaning revenue	14,564	19,962	—	—	—	—	(5,398)
Management and leasing fees	3,017	999	1,987	413	(43)	—	(339)
Lease termination fees	1,124	256	700	100	68	—	—
Other	17,194	3,214	4,712	1,189	1,525	—	6,554
Total revenues	678,385	264,875	166,636	136,513	67,951	—	42,410
Operating expenses	270,297	109,646	54,940	53,579	34,470	—	17,662
Depreciation and amortization	137,317	43,153	34,666	28,935	13,767	—	16,796
General and administrative	49,632	4,531	5,560	6,393	6,930	—	26,218
Total expenses	457,246	157,330	95,166	88,907	55,167	—	60,676
Operating income (loss)	221,139	107,545	71,470	47,606	12,784	—	(18,266)
Income applicable to Alexander’s	6,614	193	—	262	—	—	6,159
Loss applicable to Toys	(327)	—	—	—	—	(327)	—
(Loss) income from partially owned entities	(22,797)	1,252	2,044	794	35	—	(26,922)
Interest and other investment (loss) income, net	(97,706)	240	179	249	41	—	(98,415)
Interest and debt expense	(159,525)	(33,356)	(31,571)	(22,609)	(12,964)	—	(59,025)
Net gains of early extinguishment of debt	17,684	—	—	—	—	—	17,684
(Loss) income before income taxes	(34,918)	75,874	42,122	26,302	(104)	(327)	(178,785)
Income tax expense	(5,457)	(260)	(755)	(111)	(665)	—	(3,666)
Net (loss) income	(40,375)	75,614	41,367	26,191	(769)	(327)	(182,451)
Net loss (income) attributable to noncontrolling interests, including unit distributions	2,740	(1,744)	—	497	—	—	3,987
Net (loss) income attributable to Vornado	(37,635)	73,870	41,367	26,688	(769)	(327)	(178,464)
Interest and debt expense (2)	197,512	31,675	32,237	24,459	13,190	15,578	80,373
Depreciation and amortization(2)	181,528	41,969	35,904	29,625	13,883	31,754	28,393
Income tax (benefit) expense (2)	(3,784)	260	761	111	665	(9,634)	4,053
EBITDA(1)	$337,621	$147,774	$110,269	$80,883	$26,969	$37,371	$(65,645)

_______________________

See notes on page 33

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Three Months Ended June 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$514,258	$180,993	$126,083	$86,968	$68,896	$—	$51,318
Straight-line rents:
Contractual rent increases	13,448	5,500	3,173	3,263	1,416	—	96
Amortization of free rent	5,291	3,586	1,329	1	311	—	64
Amortization of acquired below- market leases, net	25,858	15,412	1,104	7,571	25	—	1,746
Total rentals	558,855	205,491	131,689	97,803	70,648	—	53,224
Tenant expense reimbursements	84,898	31,075	14,833	31,178	4,832	—	2,980
Fee and other income:
Tenant cleaning revenue	14,382	18,510	—	—	—	—	(4,128)
Management and leasing fees	3,840	2,495	1,952	198	71	—	(876)
Lease termination fees	561	105	—	290	166	—	—
Other	11,829	4,315	4,901	519	1,633	—	461
Total revenues	674,365	261,991	153,375	129,988	77,350	—	51,661
Operating expenses	256,358	106,801	52,953	46,346	35,606	—	14,652
Depreciation and amortization	130,948	49,452	32,104	20,556	13,786	—	15,050
General and administrative	50,285	4,857	5,328	7,945	7,031	—	25,124
Costs of acquisition not consummated	726	—	—	—	—	—	726
Total expenses	438,317	161,110	90,385	74,847	56,423	—	55,552
Operating income (loss)	236,048	100,881	62,990	55,141	20,927	—	(3,891)
Income applicable to Alexander’s	15,351	190	—	190	—	—	14,971
Loss applicable to Toys	(30,711)	—	—	—	—	(30,711)	—
Income (loss) from partially owned entities	4,285	992	1,573	6,957	302	—	(5,539)
Interest and other investment income, net	23,793	715	551	88	79	—	22,360
Interest and debt expense	(159,759)	(33,754)	(33,140)	(22,290)	(13,019)	—	(57,556)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	—	—	—	—	—	3,386
Income (loss) before income taxes	92,393	69,024	31,974	40,086	8,289	(30,711)	(26,269)
Income tax expense	(4,915)	—	(62)	—	(181)	—	(4,672)
Income (loss) from continuing operations	87,478	69,024	31,912	40,086	8,108	(30,711)	(30,941)
Income (loss) from discontinued operations	58,339	—	58,081	(40)	—	—	298
Net income (loss)	145,817	69,024	89,993	40,046	8,108	(30,711)	(30,643)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(14,685)	(876)	—	60	—	—	(13,869)
Net income (loss) attributable to Vornado	131,132	68,148	89,993	40,106	8,108	(30,711)	(44,512)
Interest and debt expense (2)	201,682	31,827	34,086	25,932	13,230	33,906	62,701
Depreciation and amortization(2)	170,493	47,005	33,870	21,766	13,919	34,034	19,899
Income tax expense (benefit) (2)	5,999	—	60	—	181	(197)	5,955
EBITDA(1)	$509,306	$146,980	$158,009	$87,804	$35,438	$37,032	$44,043

________________________

See notes on page 33.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information - continued
(Amounts in thousands)	For the Six Months Ended June 30, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,021,596	$378,988	$262,798	$179,050	$123,955	$—	$76,805
Straight-line rents:
Contractual rent increases	27,963	14,189	6,842	5,718	1,271	—	(57)
Amortization of free rent	25,039	2,307	11,919	10,417	293	—	103
Amortization of acquired below- market leases, net	37,542	19,808	2,048	13,536	41	—	2,109
Total rentals	1,112,140	415,292	283,607	208,721	125,560	—	78,960
Tenant expense reimbursements	181,610	67,249	33,044	67,422	9,831	—	4,064
Fee and other income:
Tenant cleaning revenue	28,858	38,256	—	—	—	—	(9,398)
Management and leasing fees	5,418	2,094	3,952	691	14	—	(1,333)
Lease termination fees	2,748	298	1,682	100	668	—	—
Other	29,625	6,741	10,150	1,648	2,863	—	8,223
Total revenues	1,360,399	529,930	332,435	278,582	138,936	—	80,516
Operating expenses	549,673	223,190	112,232	106,521	73,665	—	34,065
Depreciation and amortization	269,436	87,263	70,698	52,095	27,146	—	32,234
General and administrative	128,701	13,693	14,470	18,147	17,894	—	64,497
Total expenses	947,810	324,146	197,400	176,763	118,705	—	130,796
Operating income (loss)	412,589	205,784	135,035	101,819	20,231	—	(50,280)
Income applicable to Alexander’s	24,747	385	—	411	—	—	23,951
Income applicable to Toys	96,820	—	—	—	—	96,820	—
(Loss) income from partially owned entities	(30,340)	2,454	3,628	1,986	160	—	(38,568)
Interest and other investment (loss) income, net	(83,647)	522	319	500	71	—	(85,059)
Interest and debt expense	(317,196)	(66,474)	(62,327)	(44,778)	(25,800)	—	(117,817)
Net gains of early extinguishment of debt	23,589	—	—	769	—		22,820
Income (loss) before income taxes	126,562	142,671	76,655	60,707	(5,338)	96,820	(244,953)
Income tax expense	(10,506)	(260)	(1,188)	(277)	(908)	—	(7,873)
Net income (loss)	116,056	142,411	75,467	60,430	(6,246)	96,820	(252,826)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(13,581)	(3,621)	—	615	—	—	(10,575)
Net income (loss) attributable to Vornado	102,475	138,790	75,467	61,045	(6,246)	96,820	(263,401)
Interest and debt expense (2)	399,689	63,113	63,838	47,518	26,248	50,761	148,211
Depreciation and amortization(2)	361,118	84,730	73,147	53,695	27,431	67,011	55,104
Income tax expense (2)	54,283	260	1,195	277	973	43,457	8,121
EBITDA(1)	$917,565	$286,893	$213,647	$162,535	$48,406	$258,049	$(51,965)

_______________________

See notes on page 33.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.	Segment Information – continued
(Amounts in thousands)	For the Six Months Ended June 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,002,450	$357,496	$249,485	$173,689	$126,439	$—	$95,341
Straight-line rents:
Contractual rent increases	31,320	12,783	6,443	9,062	2,793	—	239
Amortization of free rent	9,390	4,457	2,834	(1,220)	2,664	—	655
Amortization of acquired below- market leases, net	49,129	30,741	2,216	12,525	58	—	3,589
Total rentals	1,092,289	405,477	260,978	194,056	131,954	—	99,824
Tenant expense reimbursements	172,058	62,598	30,048	64,868	9,421	—	5,123
Fee and other income:
Tenant cleaning revenue	27,804	35,664	—	—	—	—	(7,860)
Management and leasing fees	7,808	3,897	5,108	563	211	—	(1,971)
Lease termination fees	3,014	2,029	—	665	320	—	—
Other	20,674	8,250	9,101	140	3,073	—	110
Total revenues	1,323,647	517,915	305,235	260,292	144,979	—	95,226
Operating expenses	517,609	213,447	104,540	94,400	70,974	—	34,248
Depreciation and amortization	261,558	95,227	68,970	41,692	25,573	—	30,096
General and administrative	99,670	9,643	12,397	15,707	14,502	—	47,421
Costs of acquisition not consummated	3,009	—	—	—	—	—	3,009
Total expenses	881,846	318,317	185,907	151,799	111,049	—	114,774
Operating income (loss)	441,801	199,598	119,328	108,493	33,930	—	(19,548)
Income applicable to Alexander’s	23,280	379	—	338	—	—	22,563
Income applicable to Toys	49,651	—	—	—	—	49,651	—
(Loss) income from partially owned entities	(26,068)	2,045	2,852	9,864	820	—	(41,649)
Interest and other investment income, net	37,897	1,423	1,230	330	172	—	34,742
Interest and debt expense	(317,216)	(69,385)	(62,762)	(42,536)	(26,040)	—	(116,493)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	—	—	—	—	—	3,386
Income (loss) before income taxes	212,731	134,060	60,648	76,489	8,882	49,651	(116,999)
Income tax benefit (expense)	212,414	—	221,615	(2)	(391)	—	(8,808)
Income (loss) from continuing operations	425,145	134,060	282,263	76,487	8,491	49,651	(125,807)
Income (loss) from discontinued operations	170,420	—	59,068	(560)	—	—	111,912
Net income (loss)	595,565	134,060	341,331	75,927	8,491	49,651	(13,895)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(60,595)	(1,821)	—	74	—	—	(58,848)
Net income (loss) attributable to Vornado	534,970	132,239	341,331	76,001	8,491	49,651	(72,743)
Interest and debt expense (2)	418,921	65,831	64,714	49,759	26,463	75,401	136,753
Depreciation and amortization(2)	351,678	90,625	73,112	43,968	25,826	68,136	50,011
Income tax expense (benefit) (2)	(116,781)	—	(221,612)	2	391	93,722	10,716
EBITDA(1)	$1,188,788	$288,695	$257,545	$169,730	$61,171	$286,910	$124,737

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

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of our net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2009		2008	2009		2008
Alexander’s	$14,061		$22,225	$38,460		$37,112
555 California Street	10,157		11,613	21,795		23,258
Lexington	6,603		7,391	16,992		18,468
Hotel Pennsylvania	3,617		12,452	4,224		17,865
Industrial warehouses	1,369		1,226	2,683		2,664
Other investments	(9,114	)(1)	(537)	(5,167	)(1)	(1,847)
	26,693		54,370	78,987		97,520
Investment income and other, net	31,503		29,962	38,191		57,078
Corporate general and administrative expenses	(22,774)		(22,226)	(58,650)		(42,468)
Net gains on early extinguishment of debt	17,684		—	22,820		—
Net loss (income) attributable to noncontrolling interests, including unit distributions	3,987		(13,869)	(10,575)		(58,848)
Non-cash asset (write-downs) reversal:
Mezzanine loans receivable	(122,738)		—	(122,738)		10,300
Marketable equity security	—		—	—		(9,073)
Real estate development projects:
Partially owned entities	—		—	—		(34,200)
Wholly owned entities (including costs of acquisitions not consummated)	—		(726)	—		(3,009)
Derivative positions in marketable equity securities	—		(3,468)	—		(21,830)
Discontinued operations of Americold (including a $112,690 net gain on sale)	—		—	—		129,267
	$(65,645)		$44,043	$(51,965)		$124,737

________________________

(1)	Includes $7,650 of expense for our share of the Filene’s, Boston lease termination payment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of June 30, 2009, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and of changes in equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements and our future results of operations and financial condition, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2009. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2009.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by our total return provided to our shareholders. Below is a table comparing our performance to that of the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending June 30, 2009:

	Total Return (1)
	Vornado	RMS	SNL
One-year	(47.1%)	(43.9%)	(42.4%)
Three-years	(48.5%)	(45.9%)	(43.8%)
Five-years	(3.8%)	(14.1%)	(11.1%)
Ten-years	110.3%	67.8%	75.5%

_________________________

(1)	Past performance is not necessarily indicative of how we will perform in the future.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•	Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation;
•	Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•	Investing in retail properties in select under-stored locations such as the New York City metropolitan area;
•	Investing in fully-integrated operating companies that have a significant real estate component; and
•	Developing and redeveloping our existing properties to increase returns and maximize value.

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.

On May 14, 2009, our Board of Trustees executed its long-planned management succession strategy and elected Michael D. Fascitelli, as our Chief Executive Officer, succeeding Steven Roth, who continues to serve as Chairman of the Board.

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

Overview – continued

In the second half of 2007 the residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages, declining home values and increasing inventory nationwide. In 2008, the “credit crisis” spread to the broader commercial credit and financial markets resulting in illiquidity and volatility in the bond and equity markets. These trends have continued in 2009. We are currently in an economic recession which has negatively affected substantially all businesses, including ours. Real estate transactions have diminished significantly and capitalization rates have risen. The commercial real estate industry may continue to be affected by declining demand for office and retail space due to bankruptcies, layoffs, downsizing, cost cutting as well as general economic conditions, which would result in lower occupancy rates and effective rents and a corresponding decrease in net income, funds from operations and cash flow. In addition, the value of investments in joint ventures, marketable securities, and mezzanine loans may continue to decline, and may result in impairment charges and/or valuation allowances and a corresponding decrease in net income and funds from operations. Impairment charges and valuation allowances are based on our judgment and represent our estimate of losses we may incur based on the difference between the carrying amounts of our investments and our estimate of the amounts we may ultimately receive upon disposition of the investments. The estimation process is inherently uncertain, and is based upon, among other factors, our expectations of future events, and accordingly, actual amounts received on these investments could differ materially from our estimates.

The trends discussed above have had an impact on our financial results in the first half of 2009. As shown in our table of leasing statistics by segment on page 41 of this “Overview,” changes in occupancy rates from December 31, 2008 to June 30, 2009 ranged from a decrease of 60 basis points for each of our New York Office and Retail portfolios, to an increase of 40 basis points for our Washington, DC Office portfolio. Initial rents on space re-leased during 2009 exceeded expiring escalated rents, although at spreads below increases achieved during 2008. During the quarter ended June 30, 2009, we recorded a $122,738,000 mezzanine loans receivable valuation allowance. At June 30, 2009, the market values of our investment in Lexington Realty Trust (NYSE: LXP) common shares and our marketable securities portfolio were $10,253,000 and $14,312,000, respectively, below their adjusted cost bases. We have concluded that, as of June 30, 2009, the declines in the value of these investments were not “other-than-temporary.” As of July 31, 2009, the market values of these investments have recovered significantly and are $3,123,000 higher in the aggregate, than their June 30, 2009 market values, and continue to be subject to market fluctuations. It is not possible for us to quantify the impact of the above trends, which may persist for the remainder of 2009 and beyond, on our future financial results.

Overview – continued

Quarter Ended June 30, 2009 Financial Results Summary

Net loss attributable to common shareholders for the quarter ended June 30, 2009 was $51,904,000, or $0.30 per diluted share, versus net income of $116,858,000, or $0.72 per diluted share, for the quarter ended June 30, 2008. Net income for the quarter ended June 30, 2008 includes $58,603,000 of net gains on sale of real estate. In addition, net loss for the quarter ended June 30, 2009 and net income for the quarter ended June 30, 2008 includes certain items that affect comparability which are listed in the table below. The aggregate of the net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders for the quarter ended June 30, 2009 by $91,516,000, or $0.53 per diluted share and increased net income attributable to common shareholders for the quarter ended June 30, 2008 by $48,971,000, or $0.30 per diluted share.

Funds from operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended June 30, 2009 was $93,515,000, or $0.54 per diluted share, compared to $200,784,000, or $1.19 per diluted share, for the prior year’s quarter. FFO for the quarters ended June 30, 2009 and 2008 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the quarter ended June 30, 2009 by $92,700,000, or $0.53 per diluted share and decreased FFO for the quarter ended June 30, 2008 by $4,229,000 or $0.02 per diluted share.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,
Items that affect comparability (income) expense:	2009	2008
Mezzanine loans receivable – loss accrual	$122,738	$—
Net gains on early extinguishment of debt	(17,684)	—
Our share of partially owned entities:
Non-cash purchase price accounting adjustments (primarily Toys “R” Us)	(13,946)	10,800
Filene’s, Boston – lease termination payment	7,650	—
Lexington Realty Trust – impairment loss	4,580	—
Alexander’s stock appreciation rights	—	(7,157)
Recognition of previously deferred income upon the termination of a lease with a partially owned entity	(5,402)	—
Other, net	2,909	1,002
	100,845	4,645
Noncontrolling interests’ share of above adjustments	(8,145)	(416)
Items that affect comparability, net	$92,700	$4,229

On January 1, 2009, we adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 was required to be applied retrospectively. Accordingly, net income for the three and six months ended June 30, 2008 has been adjusted to include $8,500,000 and $16,900,000, respectively, of additional interest expense, net of amounts attributable to noncontrolling interests. In addition, in accordance with FASB Statement No. 128, Earnings Per Share (“SFAS 128”), we have included 4,850,000 additional common shares in the computation of income and FFO per share retroactively to the three and six months ended June 30, 2008, as a result of our first and second quarter common share dividends in 2009.

During the three and six months ended June 30, 2009, we did not recognize income on certain assets with an aggregate carrying amount of approximately $800 million at June 30, 2009, because they were out of service for redevelopment, although we capitalized $10,078,000 of interest cost in connection with the development of these assets. Assets under development include 1229-1231 25th Street (“West End 25”), 220 20th Street, portions of the Bergen Town Center and certain investments in partially owned entities.

The percentage increase (decrease) in the same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended June 30, 2009 over the quarter ended June 30, 2008 and the trailing quarter ended March 31, 2009 are summarized below.

Quarter Ended:	New York Office	Washington, DC Office	Retail	Merchandise Mart
June 30, 2009 vs. June 30, 2008	1.7%	6.2%	2.0%	(19.5%)
June 30, 2009 vs. March 31, 2009	2.3%	2.8%	(3.0%)	9.2%(1)

_________________________

(1) Results from the timing of trade shows.

Overview – continued

Six Months Ended June 30, 2009 Financial Results Summary

Net income attributable to common shares for the six months ended June 30, 2009 was $73,937,000, or $0.44 per diluted share, versus $506,421,000, or $3.08 per diluted share, for the six months ended June 30, 2008. Net income for the six months ended June 30, 2008 includes $64,605,000, of net gains on sale of real estate. In addition, net income for the six months ended June 30, 2009 and 2008 includes certain items that affect comparability which are listed in the table below. The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the six months ended June 30, 2009 by $107,531,000, or $0.64 per diluted share and increased net income attributable to common shareholders for the six months ended June 30, 2008 by $307,739,000, or $1.82 per diluted share.

FFO for the six months ended June 30, 2009 was $355,777,000, or $2.12 per diluted share, compared to $728,667,000, or $4.32 per diluted share, for the prior year’s six months. FFO for the six months ended June 30, 2009 and 2008 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the six months ended June 30, 2009 by $108,194,000, or $0.64 per diluted share and increased FFO for the six months ended June 30, 2008 by $255,491,000, or $1.52 per diluted share.

(Amounts in thousands, except per share amounts)	For the Six Months Ended June 30,
	2009	2008
Items that affect comparability (income) expense:
Mezzanine loans receivable – loss accrual (reversal)	$122,738	$(10,300)
Write-off of unamortized costs from the voluntary surrender of equity awards	32,588	—
Net gains on early extinguishment of debt	(23,589)	—
Our share of partially owned entities:
Non-cash purchase price accounting adjustments (primarily Toys “R” Us)	(13,946)	10,800
Alexander’s stock appreciation rights	(11,105)	(6,952)
Filene’s, Boston – lease termination payment	7,650	—
Lexington Realty Trust – impairment loss	4,580	—
Development joint ventures – non-cash asset write-downs	—	34,200
Recognition of previously deferred income upon the termination of a lease with a partially owned entity	(5,402)	—
Reversal of deferred income taxes initially recorded in connection with H Street acquisition	—	(222,174)
Net gain on sale of our 47.6% interest in Americold Realty Trust	—	(112,690)
Derivative positions in marketable equity securities	—	21,830
Marketable equity security – impairment loss	—	9,073
Other, net	4,783	1,480
	118,297	(274,733)
Americold’s FFO – sold on March 31, 2008	—	(6,098)
	118,297	(280,831)
Noncontrolling interests’ share of above adjustments	(10,103)	25,340
Items that affect comparability, net	$108,194	$(255,491)

The percentage increase (decrease) in the same-store “EBITDA” of our operating segments for the six months ended June 30, 2009 over the six months ended June 30, 2008 is summarized below.

Six Months Ended:	New York Office	Washington, DC Office	Retail	Merchandise Mart
June 30, 2009 vs. June 30, 2008	1.8%	5.6%	3.8%	(13.9%)

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2009 Financing Activities:

During the first quarter of 2009, we purchased $81,534,000 (aggregate face amount) of our senior unsecured notes for $75,977,000 in cash. In the second quarter of 2009, pursuant to our April 30, 2009 tender offer, we purchased an additional $173,321,000 (aggregate face amounts) of our senior unsecured notes for $169,832,000 in cash.

In the first quarter of 2009, we purchased $47,000,000 of our cross-collateralized mortgages on 42 shopping centers for $46,231,000 in cash.

On April 7, 2009, we completed a $75,000,000 financing of 4 Union Square South, Manhattan, a 203,000 square foot, fully-leased retail property. This interest-only loan has a rate of LIBOR plus 3.25% (3.57% as of June 30, 2009) and matures in April 2012, with two one-year extension options. The property was previously unencumbered.

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

During the second quarter of 2009, we purchased $195,522,000 (aggregate face amount) of our convertible senior debentures for $171,652,000 in cash. In July 2009, we purchased an additional $59,750,000 (aggregate face amount) of our convertible senior debentures for $52,920,000 in cash.

On June 1, 2009, we repaid the $50,223,000 outstanding balance of the Commerce Executive loan, which was scheduled to mature on July 31, 2009.

In June 2009, we purchased $58,399,000 (aggregate carrying amount) of the debt secured by 555 California Street Complex for $55,814,000 in cash.

On June 24, 2009, Toys “R” Us, Inc. (“Toys”) in which we own a 32.7% interest, extended its $2.0 billion credit facility, which was to expire in July 2010, to May 2012. The borrowing capacity under the amended facility will remain at $2.0 billion through the original maturity date in July 2010 and will continue at $1.5 billion thereafter. The interest rate will be LIBOR plus 3.20%, which may vary based on availability, through July 2010 and LIBOR plus 4.00%, subject to usage, thereafter. In addition, on July 9, 2009, Toys issued $950 million aggregate principal amount of senior unsecured notes due in 2017 at 97.399%. The proceeds from the issuance, along with existing cash, were used to repay the outstanding balance under its $1.3 billion senior credit facility, which was subsequently terminated.

On July 7, 2009, we refinanced the loan on Beverly Connection, which was scheduled to mature on July 9, 2009. The new loan has a two-year term and an interest rate of LIBOR plus 3.50%, with a LIBOR floor of 1.50%, and provides for a one-year extension through July 2012, at LIBOR plus 5.00%.

On July 30, 2009, we completed an $82,500,000 refinancing of 2011 Crystal Drive, a 442,000 square foot office building located in Crystal City – Arlington, Virginia. The loan has a fixed interest rate of 7.3% and matures in August 2017, with two one-year extension options. We retained net proceeds of approximately $44,500,000 after repaying the existing loan and closing costs.

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

(Square feet in thousands)
	New York	Washington, DC		Merchandise Mart
As of June 30, 2009:	Office	Office	Retail	Office	Showroom
Square feet (in service)	16,154	18,073	22,379	2,430	6,337
Number of properties	28	82	173	8	8
Occupancy rate	96.1%	95.4%	91.5%	95.4%	90.2%

Leasing Activity:
Quarter Ended June 30, 2009:
Square feet	406	530	348	—	326
Initial rent per square foot (1)	$53.11	$40.11	$17.61	$—	$24.79
Weighted average lease terms (years)	8.8	5.7	12.8	—	3.6
Rent per square foot – relet space:
Square feet	321	355	49	—	326
Initial Rent – cash basis (1)	$54.51	$38.97	$24.62	$—	$24.79
Prior escalated rent – cash basis	$50.83	$36.44	$24.14	$—	$25.28
Percentage increase (decrease):
Cash basis	7.2%	6.9%	2.0%	—	(1.9%	)
GAAP basis	12.6%	12.3%	9.3%	—	7.1%
Rent per square foot – vacant space:
Square feet	85	175	299	—	—
Initial rent (1)	$47.79	$42.42	$16.46	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$53.43	$17.89	$0.41	$—	$2.75
Per square foot per annum	$6.06	$3.14	$0.03	$—	$0.76
Percentage of initial rent	11.2%	8.1%	0.2%	—	3.1%

Six Months Ended June 30, 2009:
Square feet	567	1,069	595	—	444
Initial rent per square foot (1)	$53.15	$39.74	$17.23	$—	$26.44
Weighted average lease terms (years)	7.9	4.7	9.9	—	3.8
Rent per square foot – relet space:
Square feet	475	853	281	—	444
Initial Rent – cash basis (1)	$53.84	$39.26	$16.15	$—	$26.44
Prior escalated rent – cash basis	$49.94	$37.20	$15.30	$—	$27.11
Percentage increase (decrease):
Cash basis	7.8%	5.5%	5.5%	—	(2.5%	)
GAAP basis	11.5%	10.4%	10.2%	—	5.6%
Rent per square foot – vacant space:
Square feet	93	216	314	—	—
Initial rent (1)	$49.62	$41.60	$18.21	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$43.60	$15.94	$1.80	$—	$3.41
Per square foot per annum	$5.51	$3.39	$0.14	$—	$0.90
Percentage of initial rent	10.4%	8.5%	0.8%	—	3.4%

Overview - continued

(Square feet and cubic feet in thousands)
	New York	Washington, DC		Merchandise Mart
	Office	Office	Retail	Office	Showroom
As of March 31, 2009:
Square feet (in service)	16,138	17,963	22,224	2,438	6,337
Number of properties	28	82	176	8	8
Occupancy rate	95.9%	95.2%	92.0%	95.1%	90.1%

As of December 31, 2008:
Square feet (in service)	16,108	17,666	21,861	2,424	6,332
Number of properties	28	82	176	8	8
Occupancy rate	96.7%	95.0%	92.1%	96.5%	92.2%

As of June 30, 2008:
Square feet (in service)	16,074	17,553	21,928	2,390	6,360
Number of properties	28	82	177	8	8
Occupancy rate	97.5%	93.9%	94.5%	96.7%	93.4%

_______________________________

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

Overview - continued

Recently Issued Accounting Literature

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R became effective for all transactions entered into on or after January 1, 2009. The adoption of SFAS 141R on January 1, 2009 did not have any effect on our consolidated financial statements because there have been no acquisitions during 2009.

In December 2007, the FASB issued SFAS 160, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 became effective on January 1, 2009. The adoption of SFAS 160 on January 1, 2009, resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in equity in quarterly reporting periods.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS 161 became effective on January 1, 2009. The adoption of SFAS 161 on January 1, 2009 did not have a material effect on our consolidated financial statements.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Investments Granted in Share-Based Payment Transactions are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in SFAS 128. FSP 03-6-1 became effective on January 1, 2009 and required all prior period earnings per share data presented, to be adjusted retroactively. The adoption of FSP 03-6-1 on January 1, 2009 did not have a material effect on our computation of income per share.

Overview - continued

Recently Issued Accounting Literature - continued

On January 1, 2009, we adopted FSP 14-1, which was required to be applied retrospectively. The adoption of FSP 14-1 affected the accounting for our convertible and exchangeable senior debentures by requiring the initial proceeds from their sale to be allocated between a debt component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issue. The initial debt components of our $1.4 billion Convertible Senior Debentures, $1 billion Convertible Senior Debentures and $500 million Exchangeable Senior Debentures were $1,241,286,000, $926,361,000 and $457,699,000, respectively, based on the fair value of similar nonconvertible instruments issued at that time. The aggregate initial debt discount of $212,395,000 after original issuance costs allocated to the equity component was recorded in “additional capital” as a cumulative effect of change in accounting principle in our consolidated statement of shareholders’ equity. We are amortizing the discount using the effective interest method over the period the debt is expected to remain outstanding (i.e., the earliest date the holders may require us to repurchase the debentures), as additional interest expense. Accordingly, interest expense for the three and six months ended June 30, 2008 has been adjusted to include $9,400,000 and $18,700,000 of amortization in the aggregate, or $8,500,000 and $16,900,000, net of amounts attributable to noncontrolling interests. Amortization for periods prior to December 31, 2007 (not presented herein) aggregating $35,552,000 have been reflected as a cumulative effect of change in accounting principle in “earnings less than distributions” on our consolidated statement of changes in equity. Below is a summary of the financial statement effects of implementing FSP 14-1 and related disclosures.

	$1.4 Billion Convertible Senior Debentures		$1 Billion Convertible Senior Debentures		$500 Million Exchangeable Senior Debentures
(Amounts in thousands, except per share amounts) Balance Sheet:	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Principal amount of debt component	$1,263,759	$1,382,700	$913,219	$989,800	$499,982	$499,982
Unamortized discount	(83,359)	(106,415)	(34,222)	(44,342)	(18,668)	(21,726)
Carrying amount of debt component	$1,180,400	$1,276,285	$878,997	$945,458	$481,314	$478,256

Carrying amount of equity component	$130,714	$130,714	$53,640	$53,640	$32,301	$32,301

Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%

Maturity date (period through which discount is being amortized)	4/1/12		11/15/11		4/15/12

Conversion price per share, as adjusted	$157.18		$148.46		$87.17

Number of shares on which the aggregate consideration to be delivered upon conversion is determined	— (1)		— (1)		5,736

__________________

(1)

In accordance with FSP 14-1, we are required to disclose the conversion price and the number of shares on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value.) Our convertible senior debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the June 30, 2009 closing share price of our common shares and the conversion prices in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date. The number of common shares on which the aggregate consideration to be delivered upon conversion is 8,040 and 6,151 common shares, respectively.

Overview - continued

Recently Issued Accounting Literature - continued

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement:	2009	2008	2009	2008
$1.4 Billion Convertible Senior Debentures:
Coupon interest	$9,660	$9,975	$19,512	$19,950
Discount amortization – original issue	1,320	1,400	2,671	2,800
Discount amortization – FSP 14-1 implementation	6,096	5,920	12,276	11,743
	$17,076	$17,295	$34,459	$34,493

$1 Billion Convertible Senior Debentures:
Coupon interest	$8,856	$9,062	$17,826	$18,125
Discount amortization – original issue	959	1,013	1,940	2,025
Discount amortization – FSP 14-1 implementation	2,567	2,474	5,176	4,901
	$12,382	$12,549	$24,942	$25,051

$500 Million Exchangeable Senior Debentures:
Coupon interest	$4,844	$4,844	$9,688	$9,688
Discount amortization – original issue	415	410	774	821
Discount amortization – FSP 14-1 implementation	1,175	1,048	2,334	2,076
	$6,434	$6,302	$12,796	$12,585

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). Although SFAS 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management’s assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS 165 became effective on June 30, 2009. We have evaluated subsequent events through August 3, 2009, the date our consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS 167 becomes effective for all new and existing VIEs on January 1, 2010. We are currently evaluating the impact SFAS 167 will have on our consolidated financial statements.

On June 29, 2009 the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2009 and 2008

Below is a summary of net income and a reconciliation of our net income to EBITDA(1) by segment for the three months ended June 30, 2009 and 2008.

(Amounts in thousands)	For the Three Months Ended June 30, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$513,586	$190,226	$133,424	$89,973	$60,954	$—	$39,009
Straight-line rents:
Contractual rent increases	13,991	7,474	3,798	2,213	652	—	(146)
Amortization of free rent	11,873	767	6,555	4,109	271	—	171
Amortization of acquired below- market leases, net	19,560	9,885	946	8,267	12	—	450
Total rentals	559,010	208,352	144,723	104,562	61,889	—	39,484
Tenant expense reimbursements	83,476	32,092	14,514	30,249	4,512	—	2,109
Fee and other income:
Tenant cleaning revenue	14,564	19,962	—	—	—	—	(5,398)
Management and leasing fees	3,017	999	1,987	413	(43)	—	(339)
Lease termination fees	1,124	256	700	100	68	—	—
Other	17,194	3,214	4,712	1,189	1,525	—	6,554
Total revenues	678,385	264,875	166,636	136,513	67,951	—	42,410
Operating expenses	270,297	109,646	54,940	53,579	34,470	—	17,662
Depreciation and amortization	137,317	43,153	34,666	28,935	13,767	—	16,796
General and administrative	49,632	4,531	5,560	6,393	6,930	—	26,218
Total expenses	457,246	157,330	95,166	88,907	55,167	—	60,676
Operating income (loss)	221,139	107,545	71,470	47,606	12,784	—	(18,266)
Income applicable to Alexander’s	6,614	193	—	262	—	—	6,159
Loss applicable to Toys	(327)	—	—	—	—	(327)	—
(Loss) income from partially owned entities	(22,797)	1,252	2,044	794	35	—	(26,922)
Interest and other investment (loss) income, net	(97,706)	240	179	249	41	—	(98,415)
Interest and debt expense	(159,525)	(33,356)	(31,571)	(22,609)	(12,964)	—	(59,025)
Net gains of early extinguishment of debt	17,684	—	—	—	—	—	17,684
(Loss) income before income taxes	(34,918)	75,874	42,122	26,302	(104)	(327)	(178,785)
Income tax expense	(5,457)	(260)	(755)	(111)	(665)	—	(3,666)
Net (loss) income	(40,375)	75,614	41,367	26,191	(769)	(327)	(182,451)
Net loss (income) attributable to noncontrolling interests, including unit distributions	2,740	(1,744)	—	497	—	—	3,987
Net (loss) income attributable to Vornado	(37,635)	73,870	41,367	26,688	(769)	(327)	(178,464)
Interest and debt expense (2)	197,512	31,675	32,237	24,459	13,190	15,578	80,373
Depreciation and amortization(2)	181,528	41,969	35,904	29,625	13,883	31,754	28,393
Income tax (benefit) expense (2)	(3,784)	260	761	111	665	(9,634)	4,053
EBITDA(1)	$337,621	$147,774	$110,269	$80,883	$26,969	$37,371	$(65,645)

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

___________________

See notes on page 48.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2009 and 2008 - continued

(Amounts in thousands)	For the Three Months Ended June 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$514,258	$180,993	$126,083	$86,968	$68,896	$—	$51,318
Straight-line rents:
Contractual rent increases	13,448	5,500	3,173	3,263	1,416	—	96
Amortization of free rent	5,291	3,586	1,329	1	311	—	64
Amortization of acquired below- market leases, net	25,858	15,412	1,104	7,571	25	—	1,746
Total rentals	558,855	205,491	131,689	97,803	70,648	—	53,224
Tenant expense reimbursements	84,898	31,075	14,833	31,178	4,832	—	2,980
Fee and other income:
Tenant cleaning revenue	14,382	18,510	—	—	—	—	(4,128)
Management and leasing fees	3,840	2,495	1,952	198	71	—	(876)
Lease termination fees	561	105	—	290	166	—	—
Other	11,829	4,315	4,901	519	1,633	—	461
Total revenues	674,365	261,991	153,375	129,988	77,350	—	51,661
Operating expenses	256,358	106,801	52,953	46,346	35,606	—	14,652
Depreciation and amortization	130,948	49,452	32,104	20,556	13,786	—	15,050
General and administrative	50,285	4,857	5,328	7,945	7,031	—	25,124
Costs of acquisition not consummated	726	—	—	—	—	—	726
Total expenses	438,317	161,110	90,385	74,847	56,423	—	55,552
Operating income (loss)	236,048	100,881	62,990	55,141	20,927	—	(3,891)
Income applicable to Alexander’s	15,351	190	—	190	—	—	14,971
Loss applicable to Toys	(30,711)	—	—	—	—	(30,711)	—
Income (loss) from partially owned entities	4,285	992	1,573	6,957	302	—	(5,539)
Interest and other investment income, net	23,793	715	551	88	79	—	22,360
Interest and debt expense	(159,759)	(33,754)	(33,140)	(22,290)	(13,019)	—	(57,556)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	—	—	—	—	—	3,386
Income (loss) before income taxes	92,393	69,024	31,974	40,086	8,289	(30,711)	(26,269)
Income tax expense	(4,915)	—	(62)	—	(181)	—	(4,672)
Income (loss) from continuing operations	87,478	69,024	31,912	40,086	8,108	(30,711)	(30,941)
Income (loss) from discontinued operations	58,339	—	58,081	(40)	—	—	298
Net income (loss)	145,817	69,024	89,993	40,046	8,108	(30,711)	(30,643)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(14,685)	(876)	—	60	—	—	(13,869)
Net income (loss) attributable to Vornado	131,132	68,148	89,993	40,106	8,108	(30,711)	(44,512)
Interest and debt expense (2)	201,682	31,827	34,086	25,932	13,230	33,906	62,701
Depreciation and amortization(2)	170,493	47,005	33,870	21,766	13,919	34,034	19,899
Income tax expense (benefit) (2)	5,999	—	60	—	181	(197)	5,955
EBITDA(1)	$509,306	$146,980	$158,009	$87,804	$35,438	$37,032	$44,043

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

______________________________

See notes on following page.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2009 and 2008 - continued

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

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of our net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Three Months Ended June 30,
	2009		2008
Alexander’s	$14,061		$22,225
555 California Street	10,157		11,613
Lexington	6,603		7,391
Hotel Pennsylvania	3,617		12,452
Industrial warehouses	1,369		1,226
Other investments	(9,114	) (1)	(537)
	26,693		54,370
Mezzanine loans receivable – loss accrual	(122,738)		—
Investment income and other, net	31,503		29,962
Corporate general and administrative expenses	(22,774)		(22,226)
Net gain on early extinguishment of debt	17,684		—
Net loss (income) attributable to noncontrolling interests, including unit distributions	3,987		(13,869)
Costs of acquisitions not consummated	—		(726)
Derivative positions in marketable equity securities	—		(3,468)
	$(65,645)		$44,043

___________________________

(1)	Includes $7,650 of expense for our share of the Filene’s, Boston lease termination payment.

Results of Operations – Three Months Ended June 30, 2009 Compared to June 30, 2008

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $678,385,000 for the quarter ended June 30, 2009, compared to $674,365,000 in the prior year’s quarter, an increase of $4,020,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office	Retail		Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions (including the transfer of an asset from other to the retail segment)	$3,474	$—		$—	$4,998		$155		$(1,679)
Development/redevelopment	2,588	—		3,551	(963)		—		—
Amortization of acquired below-market leases, net	(6,298)	(5,527	)(1)	(158)	696		(13)		(1,296)
Operations:
Hotel Pennsylvania	(10,617)	—		—	—		—		(10,617	)(2)
Trade shows	(8,182)	—		—	—		(8,182	)(3)	—
Leasing activity (see page 41)	19,190	8,388		9,641	2,028		(719)		(148)
Total increase (decrease) in property rentals	155	2,861		13,034	6,759		(8,759)		(13,740)
Tenant expense reimbursements:
(Decrease) increase due to:
Acquisitions/development	117	—		—	525		—		(408)
Operations	(1,539)	1,017		(319)	(1,454	) (4)	(320)		(463)
Total (decrease) increase in tenant expense reimbursements	(1,422)	1,017		(319)	(929)		(320)		(871)
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	563	151		700	(190)		(98)		—
Management and leasing fees	(823)	(1,496)		35	215		(114)		537
BMS cleaning revenue	182	1,452		—	—		—		(1,270)
Other	5,365	(1,101)		(189)	670		(108)		6,093	(5)
Total increase (decrease) in fee and other income	5,287	(994)		546	695		(320)		5,360
Total increase (decrease) in revenues	$4,020	$2,884		$13,261	$6,525		$(9,399)		$(9,251)

______________________________

(1)

Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional amortization of approximately $3,000 in the prior year’s quarter.

(2)	Results primarily from lower REVPAR.

(3)	Primarily due to lower trade show revenue and the timing of two trade shows held in the first quarter of 2009 versus the second quarter of 2008.

(4)	Results primarily from a decrease in occupancy.

(5)	Includes $5,402 of income previously deferred resulting from the termination of a lease with a partially owned entity.

Results of Operations – Three Months Ended June 30, 2009 Compared to June 30, 2008 (continued)

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $457,246,000 for the quarter ended June 30, 2009, compared to $438,317,000 in the prior year’s quarter, an increase of $18,929,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart	Other
Increase (decrease) due to:
Acquisitions and other (including the transfer of an asset from other to the retail segment)	$6,711	$—		$—	$3,524	$1,493	$1,694
Development/redevelopment	3,186	—		435	2,751	—	—
Hotel activity	(1,808)	—		—	—	—	(1,808)
Trade shows activity	(3,799)	—		—	—	(3,799)	—
Operations	9,649	2,845		1,552	958 (1)	1,170 (1)	3,124
Total increase (decrease) in operating expenses	13,939	2,845		1,987	7,233	(1,136)	3,010
Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/development	5,158	—		171	6,096	—	(1,109)
Operations (due to additions to buildings and improvements)	1,211	(6,299	) (2)	2,391	2,283	(19)	2,855
Total increase (decrease) in depreciation and amortization	6,369	(6,299)		2,562	8,379	(19)	1,746
General and administrative:
(Decrease) increase due to:
Deferred compensation plan liability – mark-to-market of plan assets	6,210	—		—	—	—	6,210
Operations	(6,863)	(326)		232	(1,552)	(101)	(5,116	) (3)
Total (decrease) increase in general and administrative	(653)	(326)		232	(1,552)	(101)	1,094
Costs of acquisitions not consummated	(726)	—		—	—		(726)
Total increase (decrease) in expenses	$18,929	$(3,780)		$4,781	$14,060	$(1,256)	$5,124

______________________________

(1)	Results primarily from higher bad debt reserves.

(2)

Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional depreciation of approximately $4,000 in the prior year’s quarter.

(3)	Results primarily from lower payroll costs and stock-based compensation expense.

Results of Operations – Three Months Ended June 30, 2009 Compared to June 30, 2008 (continued)

Income Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income, management, leasing, and development fees) was $6,614,000 for the three months ended June 30, 2009, compared to $15,351,000 for the prior year’s quarter, a decrease of $8,737,000. This decrease was primarily due to $7,157,000 of income in the prior year’s quarter for our share of the reversal of accrued stock appreciation rights compensation expense.

Loss Applicable to Toys

During the quarter ended June 30, 2009, we recognized a net loss of $327,000 from our investment in Toys, comprised of (i) $16,220,000 for our 32.7% share of Toys net loss, or $25,854,000 before our share of Toys’ income tax benefit, for its quarter ended May 2, 2009, partially offset by (ii) $13,946,000 for our share of income from the reversal of previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $1,947,000 of fee and other income.

During the quarter ended June 30, 2008, we recognized a net loss of $30,711,000 from our investment in Toys, comprised of (i) $17,798,000 for our 32.7% share of Toys net loss, or $32,895,000 before our share of Toys’ income tax benefit, for its quarter ended May 3, 2008 and (ii) $14,900,000 for our share of a non-cash charge adjusting Toys purchase accounting basis income tax expense resulting from the audit of Toys fiscal 2006 and 2007 purchase accounting financial statements, partially offset by (iii) $1,987,000 of fee and other income.

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the three months ended June 30, 2009 and 2008.

(Amounts in thousands)	For The Three Months Ended June 30,
	2009		2008

Lexington – 16.1% share in 2009 and 7.7% share in 2008 of equity in net (loss) income	$(6,876	) (1)	$60

India real estate ventures – 4% to 36.5% share of equity in net loss	(784)		(614)

Other, net (2)	(15,137	) (3)	4,839
	$(22,797)		$4,285

________________________

(1)	Includes $4,580 for our share of impairment losses recorded by Lexington.

(2)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Realty MLP, and others.

(3)	Includes $7,650 of expense for our share of the Filene’s, Boston lease termination payment.

Results of Operations – Three Months Ended June 30, 2009 Compared to June 30, 2008 (continued)

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of interest income on mezzanine loans receivable, loss reserves on mezzanine loans receivable, other interest income and dividend income) was a loss of $97,706,000 for the three months ended June 30, 2009, compared to income of $23,793,000 in the prior year’s quarter, a decrease of $121,499,000. This decrease resulted from:

(Amounts in thousands)
Mezzanine loans receivable – loss accrual in this quarter	$(122,738)
Decrease in interest income as a result of lower average yield on investments (0.4% in this quarter compared to 2.2% in the prior year’s quarter)	(7,059)
Increase in the mark-to-market of investments in our deferred compensation plan (for which there is a corresponding increase in general and administrative expense)	6,210
Derivative positions in marketable equity securities – loss in prior year’s quarter	3,468
Other, net (primarily a reduction in dividend income)	(1,380)
$(121,499)

Interest and Debt Expense

Interest and debt expense was $159,525,000 in the three months ended June 30, 2009, compared to $159,759,000 in the prior year’s quarter, a decrease of $234,000. This decrease resulted primarily from lower interest of (i) $8,000,000 due to a decrease in weighted average interest rates and (ii) $3,700,000 as a result of the purchase of our corporate senior unsecured debt, partially offset by, (iii) $10,200,000 of lower capitalized interest and (iv) $1,300,000 of interest on borrowings under our revolving credit facilities.

Net Gains on Early Extinguishment of Debt

Net gains on early extinguishment of debt was $17,684,000 for the three months ended June 30, 2009 and was primarily comprised of net gains from the purchase of our convertible senior debentures and senior unsecured notes.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $3,386,000 in the three months ended June 30, 2008 and was comprised of a $2,038,000 net gain on disposition of our 13.8% interest in GMH and net gains on sale of marketable securities.

Income Tax Expense

Income tax expense for the three months ended June 30, 2009 was $5,457,000, compared to $4,915,000 in the prior year’s quarter.

Discontinued Operations

Discontinued operations for the three months ended June 30, 2008 was $58,339,000 and includes the $56,831,000 net gain on sale of Tysons Dulles Plaza, which was sold on June 10, 2008.

Net Income Attributable to Noncontrolling Interests, Including Unit Distributions

Net income attributable to noncontrolling interests for the three months ended June 30, 2009 and 2008 is comprised of (i) allocations to redeemable noncontrolling interests comprised of a loss of $4,358,000 and income of $11,704,000, respectively, (ii) net loss attributable to noncontrolling interests in consolidated subsidiaries of $3,200,000 and $1,837,000, respectively and (iii) preferred unit distributions of the Operating Partnership of $4,818,000 in each three-month period. The decrease of $16,062,000 in allocations to noncontrolling redeemable interests resulted primarily from lower net income subject to allocation to the unitholders. The increase of $1,363,000 in net loss attributable to noncontrolling interests in consolidated subsidiaries resulted primarily from amounts attributable to the noncontrolling interest at 555 California Street.

Preferred Share Dividends

Preferred share dividends were $14,269,000 for the three months ended June 30, 2009, compared to $14,274,000 for the prior year’s quarter.

Results of Operations – Three Months Ended June 30, 2009 Compared to June 30, 2008 (continued)

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

Below are the same store EBITDA results for each of our segments for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the three months ended June 30, 2009	$147,774	$110,269	$80,883	$26,969
Add-back: segment non-property level overhead expenses included above	4,531	5,560	6,393	6,930
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(360)	(3,670)	(4,684)	549
Same store EBITDA for the three months ended June 30, 2009	$151,945	$112,159	$82,592	$34,448

EBITDA for the three months ended June 30, 2008	$146,980	$158,009	$87,804	$35,438
Add-back: segment non-property level overhead expenses included above	4,857	5,328	7,945	7,031
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(2,365)	(57,774)	(14,768)	345
Same store EBITDA for the three months ended June 30, 2008	$149,472	$105,563	$80,981	$42,814

Increase (decrease) in same store EBITDA for the three months ended June 30, 2009 over the three months ended June 30, 2008	$2,473	$6,596	$1,611	$(8,366)
% increase (decrease)	1.7%	6.2%	2.0%	(19.5%	)

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2009 and 2008

Below is a summary of net income and a reconciliation of our net income to EBITDA(1) by segment for the six months ended June 30, 2009 and 2008.

(Amounts in thousands)	For the Six Months Ended June 30, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,021,596	$378,988	$262,798	$179,050	$123,955	$—	$76,805
Straight-line rents:
Contractual rent increases	27,963	14,189	6,842	5,718	1,271	—	(57)
Amortization of free rent	25,039	2,307	11,919	10,417	293	—	103
Amortization of acquired below- market leases, net	37,542	19,808	2,048	13,536	41	—	2,109
Total rentals	1,112,140	415,292	283,607	208,721	125,560	—	78,960
Tenant expense reimbursements	181,610	67,249	33,044	67,422	9,831	—	4,064
Fee and other income:
Tenant cleaning revenue	28,858	38,256	—	—	—	—	(9,398)
Management and leasing fees	5,418	2,094	3,952	691	14	—	(1,333)
Lease termination fees	2,748	298	1,682	100	668	—	—
Other	29,625	6,741	10,150	1,648	2,863	—	8,223
Total revenues	1,360,399	529,930	332,435	278,582	138,936	—	80,516
Operating expenses	549,673	223,190	112,232	106,521	73,665	—	34,065
Depreciation and amortization	269,436	87,263	70,698	52,095	27,146	—	32,234
General and administrative	128,701	13,693	14,470	18,147	17,894	—	64,497
Total expenses	947,810	324,146	197,400	176,763	118,705	—	130,796
Operating income (loss)	412,589	205,784	135,035	101,819	20,231	—	(50,280)
Income applicable to Alexander’s	24,747	385	—	411	—	—	23,951
Income applicable to Toys	96,820	—	—	—	—	96,820	—
(Loss) income from partially owned entities	(30,340)	2,454	3,628	1,986	160	—	(38,568)
Interest and other investment (loss) income, net	(83,647)	522	319	500	71	—	(85,059)
Interest and debt expense	(317,196)	(66,474)	(62,327)	(44,778)	(25,800)	—	(117,817)
Net gains of early extinguishment of debt	23,589	—	—	769	—		22,820
Income (loss) before income taxes	126,562	142,671	76,655	60,707	(5,338)	96,820	(244,953)
Income tax expense	(10,506)	(260)	(1,188)	(277)	(908)	—	(7,873)
Net income (loss)	116,056	142,411	75,467	60,430	(6,246)	96,820	(252,826)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(13,581)	(3,621)	—	615	—	—	(10,575)
Net income (loss) attributable to Vornado	102,475	138,790	75,467	61,045	(6,246)	96,820	(263,401)
Interest and debt expense (2)	399,689	63,113	63,838	47,518	26,248	50,761	148,211
Depreciation and amortization(2)	361,118	84,730	73,147	53,695	27,431	67,011	55,104
Income tax expense (2)	54,283	260	1,195	277	973	43,457	8,121
EBITDA(1)	$917,565	$286,893	$213,647	$162,535	$48,406	$258,049	$(51,965)

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

___________________

See notes on page 56.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2009 and 2008 - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,002,450	$357,496	$249,485	$173,689	$126,439	$—	$95,341
Straight-line rents:
Contractual rent increases	31,320	12,783	6,443	9,062	2,793	—	239
Amortization of free rent	9,390	4,457	2,834	(1,220)	2,664	—	655
Amortization of acquired below- market leases, net	49,129	30,741	2,216	12,525	58	—	3,589
Total rentals	1,092,289	405,477	260,978	194,056	131,954	—	99,824
Tenant expense reimbursements	172,058	62,598	30,048	64,868	9,421	—	5,123
Fee and other income:
Tenant cleaning revenue	27,804	35,664	—	—	—	—	(7,860)
Management and leasing fees	7,808	3,897	5,108	563	211	—	(1,971)
Lease termination fees	3,014	2,029	—	665	320	—	—
Other	20,674	8,250	9,101	140	3,073	—	110
Total revenues	1,323,647	517,915	305,235	260,292	144,979	—	95,226
Operating expenses	517,609	213,447	104,540	94,400	70,974	—	34,248
Depreciation and amortization	261,558	95,227	68,970	41,692	25,573	—	30,096
General and administrative	99,670	9,643	12,397	15,707	14,502	—	47,421
Costs of acquisition not consummated	3,009	—	—	—	—	—	3,009
Total expenses	881,846	318,317	185,907	151,799	111,049	—	114,774
Operating income (loss)	441,801	199,598	119,328	108,493	33,930	—	(19,548)
Income applicable to Alexander’s	23,280	379	—	338	—	—	22,563
Income applicable to Toys	49,651	—	—	—	—	49,651	—
(Loss) income from partially owned entities	(26,068)	2,045	2,852	9,864	820	—	(41,649)
Interest and other investment income	37,897	1,423	1,230	330	172	—	34,742
Interest and debt expense	(317,216)	(69,385)	(62,762)	(42,536)	(26,040)	—	(116,493)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	3,386	—	—	—	—	—	3,386
Income (loss) before income taxes	212,731	134,060	60,648	76,489	8,882	49,651	(116,999)
Income tax benefit (expense)	212,414	—	221,615	(2)	(391)	—	(8,808)
Income (loss) from continuing operations	425,145	134,060	282,263	76,487	8,491	49,651	(125,807)
Income (loss) from discontinued operations, net	170,420	—	59,068	(560)	—	—	111,912
Net income (loss)	595,565	134,060	341,331	75,927	8,491	49,651	(13,895)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(60,595)	(1,821)	—	74	—	—	(58,848)
Net income (loss) attributable to Vornado	534,970	132,239	341,331	76,001	8,491	49,651	(72,743)
Interest and debt expense (2)	418,921	65,831	64,714	49,759	26,463	75,401	136,753
Depreciation and amortization(2)	351,678	90,625	73,112	43,968	25,826	68,136	50,011
Income tax benefit (expense) (2)	(116,781)	—	(221,612)	2	391	93,722	10,716
EBITDA(1)	$1,188,788	$288,695	$257,545	$169,730	$61,171	$286,910	$124,737

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

______________________________

See notes on following page.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2009 and 2008 - continued

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

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of our net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	Other EBITDA is comprised of:

(Amounts in thousands)	For the Six Months Ended June 30,
	2009		2008
Alexander’s	$38,460		$37,112
555 California Street	21,795		23,258
Lexington	16,992		18,468
Hotel Pennsylvania	4,224		17,865
Industrial warehouses	2,683		2,664
Other investments	(5,167	) (1)	(1,847)
	78,987		97,520
Corporate general and administrative expenses	(58,650)		(42,468)
Investment income and other, net	38,191		57,078
Net gains on early extinguishment of debt	22,820		—
Net income attributable to noncontrolling interests, including unit distributions	(10,575)		(58,848)
Non-cash asset (write-downs) reversal:
Mezzanine loans receivable	(122,738)		10,300
Marketable equity security	—		(9,073)
Real estate development projects:
Partially owned entities	—		(34,200)
Wholly owned entities (including costs of acquisitions not consummated)	—		(3,009)
Derivative positions in marketable equity securities	—		(21,830)
Discontinued operations of Americold (including a $112,690 net gain on sale)	—		129,267
	$(51,965)		$124,737

________________________

(1)	Includes $7,650 of expense for our share of the Filene’s, Boston lease termination payment.

Results of Operations – Six Months Ended June 30, 2009 Compared to June 30, 2008 - continued

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above market-leases, and fee income, were $1,360,399,000 for the six months ended June 30, 2009, compared to $1,323,647,000 in the prior year’s six months, an increase of $36,752,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Property rentals:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions (including the transfer of an asset from other to the retail segment)	$4,906	$—		$—	$5,372	$1,213		$(1,679)
Development/redevelopment	5,873	—		5,916	(43)	—		—
Amortization of acquired below-market leases, net	(11,587)	(10,933	) (1)	(168)	1,011	(17)		(1,480)
Operations:
Hotel Pennsylvania	(16,060)	—		—	—	—		(16,060	) (2)
Trade shows	(6,919)	—		—	—	(6,919	)(3)	—
Leasing activity (see page 41)	43,638	20,748		16,881	8,325	(671)		(1,645)
Total increase (decrease) in property rentals	19,851	9,815		22,629	14,665	(6,394)		(20,864)
Tenant expense reimbursements:
Increase (decrease) due to:
Acquisitions/development	557	—		—	965	—		(408)
Operations	8,995	4,651		2,996	1,589	410		(651)
Total increase (decrease) in tenant expense reimbursements	9,552	4,651		2,996	2,554	410		(1,059)
Fee and other income:
Increase (decrease) in:
Lease cancellation fee income	(266)	(1,731)		1,682	(565)	348		—
Management and leasing fees	(2,390)	(1,803)		(1,156)	128	(197)		638
BMS cleaning revenue	1,054	2,592		—	—	—		(1,538)
Other	8,951	(1,509)		1,049	1,508	(210)		8,113	(4)
Total increase (decrease) in fee and other income	7,349	(2,451)		1,575	1,071	(59)		7,213
Total increase (decrease) in revenues	$36,752	$12,015		$27,200	$18,290	$(6,043)		$(14,710)

______________________________

(1)

Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional amortization of approximately $6,000 in the prior year’s six months.

(2)	Results primarily from lower REVPAR.

(3)	Primarily due to lower trade show revenue.

(4)	Includes $5,402 of income previously deferred resulting from the termination of a lease with a partially owned entity.

Results of Operations – Six Months Ended June 30, 2009 Compared to June 30, 2008 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization and general and administrative expenses, were $947,810,000 for the six months ended June 30, 2009, compared to $881,846,000 in the prior year’s six months, an increase of $65,964,000. Below are the details of the increase by segment:

(Amounts in thousands)
Operating:	Total	New York Office		Washington, DC Office	Retail		Merchandise Mart		Other
Increase (decrease) due to:
Acquisitions and other (including the transfer of an asset from other to the retail segment)	$7,119	$—		$—	$3,597		$2,528		$994
Development/redevelopment	3,928	—		742	3,186		—		—
Hotel activity	(2,594)	—		—	—		—		(2,594)
Trade shows activity	(3,133)	—		—	—		(3,133)		—
Operations	26,744	9,743		6,950	5,338	(1)	3,296	(1)	1,417
Total increase (decrease) in operating expenses	32,064	9,743		7,692	12,121		2,691		(183)
Depreciation and amortization:
Increase (decrease) due to:
Acquisitions/development	1,183	—		(4,017)	6,309		—		(1,109)
Operations (due to additions to buildings and improvements)	6,695	(7,964	)(2)	5,745	4,094		1,573		3,247
Total increase (decrease) in depreciation and amortization	7,878	(7,964)		1,728	10,403		1,573		2,138
General and administrative:
Increase (decrease) due to:
Write-off of unamortized costs from the voluntary surrender of equity awards	32,588	3,451		3,131	4,793		1,011		20,202
Deferred compensation plan liability - mark-to-market of plan assets	416	—		—	—		—		416
Operations	(3,973)	599		(1,058)	(2,353)		2,381		(3,542	) (3)
Total increase in general and administrative	29,031	4,050		2,073	2,440		3,392		17,076
Costs of acquisitions not consummated	(3,009)	—		—	—				(3,009)
Total increase in expenses	$65,964	$5,829		$11,493	$24,964		$7,656		$16,022

______________________________

(1)	Results primarily from higher bad debt reserves.

(2)

Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional depreciation of approximately $8,000 in the prior year’s six months.

(3)	Results primarily from lower payroll costs and stock-based compensation expense.

Results of Operations – Six Months Ended June 30, 2009 Compared to June 30, 2008 - continued

Income Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income, management, leasing, and development fees) was $24,747,000 for the six months ended June 30, 2009, compared to $23,280,000 for the prior year’s six months, an increase of $1,467,000. This increase was primarily due to $11,105,000 of income for our share of the reversal of accrued stock appreciation rights compensation expense in the current period, compared to $6,952,000 for our share of such income in the prior year’s period.

Income Applicable to Toys

During the six months ended June 30, 2009, we recognized $96,820,000 of income from our investment in Toys, comprised of (i) $79,074,000 for our 32.7% share of Toys net income, or $122,531,000 before our share of Toys’ income tax expense, (ii) $13,946,000 for our share of income from the reversal of previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $3,800,000 of fee and other income.

During the six months ended June 30, 2008, we recognized $49,651,000 of income from our investment in Toys, comprised of (i) $60,557,000 for our 32.7% share of Toys net income, or $143,373,000 before our share of Toys’ income tax expense and (ii) $3,994,000 of fee and other income, partially offset by (iii) $14,900,000 for our share of a non-cash charge adjusting Toys purchase accounting basis income tax expense resulting from the audit of Toys fiscal 2006 and 2007 purchase accounting financial statements.

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the six months ended June 30, 2009 and 2008.

(Amounts in thousands)	For The Six Months Ended June 30,
	2009		2008

Lexington – 16.1% share in 2009 and 7.7% share in 2008 of equity in net (loss) income	$(9,915	) (1)	$1,887

India real estate ventures – 4% to 36.5% share of equity in net loss	(921)		(1,028)

Other, net (2)	(19,504	) (3)	(26,927	)(4)
	$(30,340)		$(26,068)

________________________

(1)	Includes $4,580 for our share of impairment losses recorded by Lexington.

(2)

Includes our equity in net earnings of partially owned entities including, partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Realty MLP, and others.

(3)	Includes $7,650 of expense for our share of the Filene’s, Boston lease termination payment.

(4)	Includes $34,200 of non-cash charges for the write-off of our share of certain partially owned entities’ development costs.

Results of Operations – Six Months Ended June 30, 2009 Compared to June 30, 2008 - continued

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of interest income on mezzanine loans receivable, loss reserves on mezzanine loans receivable, other interest income and dividend income) was a loss of $83,647,000 in the six months ended June 30, 2009, compared to income of $37,897,000 in the prior year’s six months, a decrease of $121,544,000. This decrease resulted from:

(Amounts in thousands)
Mezzanine loans – loss accrual in the current year’s six months, compared to income from the reversal of a loan loss accrual in the prior year’s six months	$(133,038)
Derivative positions in marketable equity securities – loss in prior year’s six months	21,830
Decrease in interest income as a result of lower average yield on investments (0.5% in the current year’s six months, compared to 2.7% in the prior year’s six months)	(14,928)
Marketable equity security – impairment loss in the prior year’s six months	9,073
Decrease in interest income on mezzanine loans due to lower average investments - $466,000 in the current year’s six months, compared to $489,000 in the prior year’s six months	(3,169)
Other, net (primarily a reduction in dividend income)	(1,312)
$(121,544)

Interest and Debt Expense

Interest and debt expense was $317,196,000 in the six months ended June 30, 2009, compared to $317,216,000 in the prior year’s six months, a decrease of $20,000. This decrease resulted primarily from lower interest of $16,400,000 due to a decrease in weighted average interest rates and $5,000,000 as a result of the purchase of our corporate senior unsecured debt, offset by lower capitalized interest.

Net Gains on Early Extinguishment of Debt

Net gains on early extinguishment of debt was $23,589,000 for the six months ended June 30, 2009 and was primarily comprised of net gains from the purchase of our convertible senior debentures and senior unsecured notes.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets Other than Depreciable Real Estate

Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate was $3,386,000 in the six months ended June 30, 2008 and was comprised of a $2,038,000 net gain on disposition of our 13.8% interest in GMH and net gains on sale of marketable securities.

Income Tax (Expense) Benefit

In the six months ended June 30, 2009, we had an income tax expense of $10,506,000, compared to an income tax benefit of $212,414,000 the prior year’s six months, an increase in expense of $222,920,000. This increase resulted primarily from a $222,174,000 reversal in the first quarter of 2008, related to deferred taxes recorded in connection with our acquisition of H Street.

Discontinued Operations

Discontinued operations for the six months ended June 30, 2008, was $170,420,000, and includes the net gains on sale of (i) Americold, which was sold on March 31, 2008 for a $112,690,000 net gain and (ii) Tysons Dulles Plaza, which was sold on June 10, 2008 for a $56,831,000 net gain.

Net Income Attributable to Noncontrolling Interests, Including Unit Distributions

Net income attributable to noncontrolling interests for the six months ended June 30, 2009 and 2008 is comprised of (i) allocations to redeemable noncontrolling interests of $7,644,000 and $53,201,000, respectively, (ii) net loss attributable to noncontrolling interests in consolidated subsidiaries of $3,700,000 and $2,243,000, respectively and (iii) preferred unit distribution of the Operating Partnership of $9,637,000 in each six-month period. The decrease of $45,557,000 in allocations to noncontrolling redeemable interests resulted primarily from lower net income subject to allocation to the unitholders. The increase of $1,457,000 in net loss attributable to noncontrolling interests in consolidated subsidiaries resulted primarily from amounts attributable to the noncontrolling interest at 555 California Street.

Preferred Share Dividends

Preferred share dividends were $28,538,000 for the six months ended June 30, 2009, compared to $28,549,000 for the prior year’s six months.

Results of Operations – Six Months Ended June 30, 2009 Compared to June 30, 2008 - continued

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

Below are the same store EBITDA results for each of our segments for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the six months ended June 30, 2009	$286,893	$213,647	$162,535	$48,406
Add-back: segment non-property level overhead expenses included above (1)	13,693	14,470	18,147	17,894
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(493)	(6,875)	(7,545)	(297)
Same store EBITDA for the six months ended June 30, 2009	$300,093	$221,242	$173,137	$66,003

EBITDA for the six months ended June 30, 2008	$288,695	$257,545	$169,730	$61,171
Add-back: segment non property level overhead expenses included above	9,643	12,397	15,707	14,502
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(3,649)	(60,522)	(18,600)	945
Same store EBITDA for the six months ended June 30, 2008	$294,689	$209,420	$166,837	$76,618

Increase (decrease) in same store EBITDA for the six months ended June 30, 2009 over the six months ended June 30, 2008	$5,404	$11,822	$6,300	$(10,615)
% increase (decrease)	1.8%	5.6%	3.8%	(13.9% )

________________________

(1) Includes the write-off of unamortized costs from the voluntary surrender of equity awards on March 31, 2009, of $3,451, $3,131, $4,793 and $1,011, respectively.

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2009 vs. Three Months Ended March 31, 2009

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings, cash flows and funds from operations, and therefore comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income.

Below are the same store EBITDA results for each of our segments for the three months ended June 30, 2009, compared to the three months ended March 31, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart

EBITDA for the three months ended June 30, 2009	$147,774	$110,269	$80,883	$26,969
Add-back: segment non-property level overhead expenses included above	4,531	5,560	6,393	6,930
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(544)	(3,670)	(4,882)	549
Same store EBITDA for the three months ended June 30, 2009	$151,761	$112,159	$82,394	$34,448

EBITDA for the three months ended March 31, 2009	$139,119	$103,378	$81,652	$21,437
Add-back: segment non-property level overhead expenses included above (1)	9,162	8,910	11,754	10,964
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	51	(3,206)	(8,507)	(846)
Same store EBITDA for the three months ended March 31, 2009	$148,332	$109,082	$84,899	$31,555

Increase (decrease) in same store EBITDA for the three months ended June 30, 2009 over the three months ended March 31, 2009	$3,429	$3,077	$(2,505)	$2,893
% increase (decrease)	2.3%	2.8%	(3.0% )	9.2%

________________________

(1) Includes the write-off of unamortized costs from the voluntary surrender of equity awards on March 31, 2009, of $3,451, $3,131, $4,793 and $1,011, respectively.

Below is a reconciliation of our net income to EBITDA for the three months ended March 31, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart

Net income (loss) attributable to Vornado for the three months ended March 31, 2009	$64,920	$34,100	$34,357	$(5,477)
Interest and debt expense	31,438	31,601	23,059	13,058
Depreciation and amortization	42,761	37,243	24,070	13,548
Income tax expense	—	434	166	308
EBITDA for the three months ended March 31, 2009	$139,119	$103,378	$81,652	$21,437

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

We may determine to raise capital for future real estate acquisitions through an institutional investment fund. We would serve as the general partner of the fund for a fee and would also expect to be a limited partner of the fund and have the potential to earn certain incentives based on the fund’s performance.  The fund may serve as our exclusive investment vehicle for a limited period of time for all investments that fit within the fund’s investment parameters.  If we determine to raise capital through a fund, the partnership interests offered would not be registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration under that act or an applicable exemption from those registration requirements.

We are exploring issuing commercial mortgage backed securities that would be eligible to participate in the U.S Federal Reserve’s Term Asset-Backed Loan Facility (TALF) program. There can be no assurance that we will actually participate in this program or that our securities would be eligible for participation. Any such securities offering would not be registered under the Securities Act of 1933 and the securities could not be offered or sold in the United States absent a registration under that act or an applicable exemption from those registration requirements.

Cash Flows for the Six Months Ended June 30, 2009

Our cash and cash equivalents were $2,068,498,000 at June 30, 2009, a $541,645,000 increase over the balance at December 31, 2008. This increase resulted from $379,439,000 of net cash provided by operating activities and $381,516,000 of net cash provided by financing activities, partially offset by $219,310,000 of net cash used in investing activities. Property rental income represents our primary source of net cash provided by operating activities. Our property rental income is primarily dependent upon the occupancy and rental rates of our properties. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans and corporate level unsecured borrowings; our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales. Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to our common and preferred shareholders, as well as acquisition and development costs.

Our consolidated outstanding debt was $12,385,754,000 at June 30, 2009, a $125,916,000 decrease from the balance at December 31, 2008. This decrease resulted primarily from the repurchase of a portion of our convertible senior debentures and senior unsecured notes during 2009. As of June 30, 2009 and December 31, 2008, $648,250,000 and $358,468,000, respectively, was outstanding under our revolving credit facilities. During the remainder of 2009 and 2010, $214,203,000 and $1,016,284,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,068,868,000 at June 30, 2009, a $127,717,000 decrease from the balance at December 31, 2008. This resulted primarily from a decrease in our share of Toys “R” Us outstanding debt.

Cash flows provided by operating activities of $379,439,000 was primarily comprised of (i) net income of $116,056,000, adjusted for $252,841,000 of non-cash adjustments, including depreciation and amortization expense, mezzanine loan loss accruals, the effect of straight-lining of rental income, equity in net income of partially owned entities and amortization of below market leases, net of above market leases, (ii) distributions of income from partially owned entities of $15,131,000, partially offset by (iii) the net change in operating assets and liabilities of $4,589,000.

Net cash used in investing activities of $219,310,000 was primarily comprised of (i) development and redevelopment expenditures of 267,124,000, (ii) investments in partially owned entities of $25,712,000, (iii) additions to real estate of $84,750,000, partially offset by, (iv) $60,786,000 of restricted cash and (v) $45,472,000 received from mezzanine loan receivables repayments.

Net cash provided by financing activities of $381,516,000 was primarily comprised of (i) $710,226,000 of proceeds from the issuance of common shares in April 2009, (ii) proceeds from borrowings of $520,137,000, partially offset by, (iii) repayments of borrowings of $644,011,000, (iv) dividends paid on common shares of $126,174,000, (v) distributions to noncontrolling interests of $20,931,000 and (vi) dividends paid on preferred shares of $28,540,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2009.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (Accrual basis):
Expenditures to maintain the assets:
Recurring	$15,274	$7,564	$3,561	$843	$3,306	$—
Non-recurring	9,830	3,484	4,314	—	—	2,032
Total	25,104	11,048	7,875	843	3,306	2,032
Tenant improvements:
Recurring	34,078	18,765	13,369	429	1,515	—
Non-recurring	399	7	—	—	—	392
Total	34,477	18,772	13,369	429	1,515	392

Leasing commissions:
Recurring	10,243	6,138	3,925	180	—	—
Non-recurring	94	20	—	34	—	40
Total	10,337	6,158	3,925	214	—	40
Tenant improvements and leasing commissions:
Per square foot	$15.31	$43.60	$15.94	$1.80	$3.41	$—
Per square foot per annum	$2.60	$5.51	$3.39	$0.14	$0.90	$—

Total capital expenditures and leasing commissions (accrual basis)	$69,918	$35,978	$25,169	$1,486	$4,821	$2,464
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	53,373	17,135	30,092	2,885	3,344	(83)
Expenditures to be made in future periods for the current period	(27,623)	(12,037)	(14,477)	(610)	(300)	(199)
Total capital expenditures and leasing commissions (cash basis)	$95,668	$41,076	$40,784	$3,761	$7,865	$2,182

Development and Redevelopment Expenditures (1):
West End 25	$45,763	$—	$45,763	$—	$—	$—
Bergen Town Center	39,215	—	—	39,215
220 20th Street	28,650	—	28,650	—	—	—
Wasserman Venture	25,776	—	—	—	—	25,776
Manhattan Mall	17,359	—	—	17,359	—	—
South Hills Mall	13,955	—	—	13,955	—	—
North Bergen, New Jersey	13,749	—	—	13,749	—	—
2101 L Street	12,397	—	12,397	—	—	—
1999 K Street	8,107	—	8,107	—	—	—
Other	62,153	7,903	14,492	24,560	4,014	11,184
	$267,124	$7,903	$109,409	$108,838	$4,014	$36,960

_______________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

Cash Flows for the Six Months Ended June 30, 2008

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

Our consolidated outstanding debt was $12,219,332,000 at June 30, 2008, a $323,294,000 increase over the balance at December 31, 2007. This increase resulted primarily from debt associated with property refinancings during such period. As of June 30, 2008 and December 31, 2007, $0 and $405,656,000, respectively, was outstanding under our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $2,998,810,000 at June 30, 2008, a $291,063,000 decrease from the balance at December 31, 2007. This resulted primarily from a decrease in our share of Toys “R” Us outstanding debt of $187,135,000 and $137,722,000 resulting from the disposition of our 13.8% interest in GMH.

Cash flows provided by operating activities of $453,516,000 was primarily comprised of (i) net income of $595,565,000, net of $175,990,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities, (ii) distributions of income from partially owned entities of $20,051,000, and (iii) the net change in operating assets and liabilities of $13,890,000.

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

Net cash provided by financing activities of $68,758,000 was primarily comprised of (i) proceeds from borrowings of $1,215,500,000, partially offset by, (ii) repayments of borrowings of $793,599,000, (iii) dividends paid on common shares of $276,478,000, (iv) distributions to noncontrolling interests of $47,083,000 and (v) dividends paid on preferred shares of $28,567,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2008.

(Amounts in thousands)
Capital Expenditures (Accrual basis):	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Expenditures to maintain the assets:
Recurring	$26,259	$10,481	$5,432	$1,595	$7,089	$1,662
Non-recurring	6,098	2,237	1,094	—	—	2,767
Total	32,357	12,718	6,526	1,595	7,089	4,429
Tenant improvements:
Recurring	48,632	15,596	18,981	3,805	10,250	—
Non-recurring	7,134	6,822	—	284	—	28
Total	55,766	22,418	18,981	4,089	10,250	28

Leasing commissions:
Recurring	16,633	10,101	4,183	523	1,826	—
Non-recurring	6,004	5,908	—	75	—	21
Total	22,637	16,009	4,183	598	1,826	21
Tenant improvements and leasing commissions:
Per square foot	$24.91	$48.90	$19.88	$9.49	$19.47	$—
Per square foot per annum	$3.24	$5.43	$2.65	$1.24	$3.05	$—

Total capital expenditures and leasing commissions (accrual basis)	$110,760	$51,145	$29,690	$6,282	$19,165	$4,478
Adjustments to reconcile accrual basis to cash basis:
Expenditures in the current year applicable to prior periods	72,689	36,925	11,116	3,262	18,515	2,871
Expenditures to be made in future periods for the current period	(65,053)	(34,332)	(18,158)	(4,687)	(7,827)	(49)
Total capital expenditures and leasing commissions (cash basis)	$118,396	$53,738	$22,648	$4,857	$29,853	$7,300

Development and Redevelopment Expenditures (1):
Bergen Town Center	$55,902	$—	$—	$55,902	$—	$—
Wasserman venture	29,910	—	—	—	—	29,910
220 Central Park South	23,481	—	—	—	—	23,481
40 East 66th Street	18,563	—	—	—	—	18,563
Crystal Plaza Two	14,309	—	14,309	—	—	—
1999 K Street	13,733	—	13,733	—	—	—
Manhattan Mall	13,524	—	—	13,524	—	—
2101 L Street	7,916	—	7,916	—	—	—
Springfield Mall	6,100	—	—	6,100	—	—
North Bergen, New Jersey	4,130	—	—	4,130	—	—
Green Acres Mall	2,671	—	—	2,671	—	—
Other	62,920	11,740	18,997	22,084	4,213	5,886
	$253,159	$11,740	$54,955	$104,411	$4,213	$77,840

___________________________

(1)	Excludes development expenditures of partially owned, non-consolidated investments.

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

Other Contractual Obligations

At June 30, 2009, there were $38,673,000 of outstanding letters of credit under our $965,000,000 revolving credit facility. Our credit facilities and our senior unsecured notes contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities and our senior unsecured notes also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including items such as the failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $202,543,000. Of this amount, $80,923,000 is committed to the India Property Fund and is pledged as collateral to its lender.

From time to time, we have disposed of substantial amounts of real estate to third parties for which, as to certain properties, we remain contingently liable for rent payments or mortgage indebtedness that we cannot quantify.

FUNDS FROM OPERATIONS (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss determined in accordance with GAAP, excluding extraordinary items as defined under GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO and FFO per diluted share are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO and FFO per diluted share should be evaluated along with GAAP net income and income per diluted share (the most directly comparable GAAP measures), as well as cash flow from operating activities, investing activities and financing activities, in evaluating the operating performance of equity REITs. Management believes that FFO and FFO per diluted share are helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other equity REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs as disclosed in Our Statements of Cash Flows. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 11 – Income Per Share, in the notes to our consolidated financial statements on page 24 of this Quarterly Report on Form 10-Q.

FFO for the Three and Six Months Ended June 30, 2009 and 2008

FFO attributable to common shareholders plus assumed conversions was $93,515,000, or $0.54 per diluted share for the three months ended June 30, 2009, compared to $200,784,000, or $1.19 per diluted share in the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions was $355,777,000 or $2.12 per diluted share for the six months ended June 30, 2009, compared to $728,667,000, or $4.32 per diluted share for the prior year’s six months. Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

(Amounts in thousands except per share amounts)	For The Three Months Ended June 30,		For The Six Months Ended June 30,
Reconciliation of our net (loss) income to FFO:	2009	2008	2009	2008
Net (loss) income attributable to Vornado	$(37,635)	$131,132	$102,475	$534,970
Depreciation and amortization of real property	128,662	122,227	252,789	252,087
Net gains on sale of real estate	—	(56,831)	—	(57,411)
Proportionate share of adjustments to equity in net income of Toys to arrive at FFO:
Depreciation and amortization of real property	15,566	16,358	32,146	33,010
Net gain on sale of real estate	—	—	—	—
Income tax effect of above adjustments	(5,448)	(5,948)	(11,251)	(11,776)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	19,348	11,668	33,956	23,254
Net gains on sale of real estate	(500)	(1,772)	(673)	(7,194)
Noncontrolling interests’ share of above adjustments	(12,209)	(8,130)	(25,212)	(22,416)
FFO	107,784	208,704	384,230	744,524
Preferred share dividends	(14,269)	(14,274)	(28,538)	(28,549)
FFO attributable to common shareholders	93,515	194,430	355,692	715,975
Interest on 3.875% exchangeable senior debentures	—	6,306	—	12,592
Series A convertible preferred dividends	—	48	85	100
FFO attributable to common shareholders plus assumed conversions	$93,515	$200,784	$355,777	$728,667

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	173,205	158,524	166,767	158,337
Effect of dilutive securities:
3.875% exchangeable senior debentures	—	5,736	—	5,736
Employee stock options and restricted share awards	1,371	4,691	1,174	4,576
Series A convertible preferred shares	—	84	74	87
Denominator for FFO per diluted share	174,576	169,035	168,015	168,736

FFO attributable to common shareholders plus assumed conversions per diluted share	$0.54	$1.19	$2.12	$4.32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	As at June 30, 2009			As at December 31, 2008
Consolidated debt:	Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	Balance	Weighted Average Interest Rate
Variable rate	$2,479,258	1.54%	24,793	2,076,128	2.70%
Fixed rate	9,906,496	5.78%	—	10,435,542	5.76%
	$12,385,754	4.93%	24,793	12,511,670	5.25%
Pro rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$293,876	2.66%	2,925	282,752	3.63%
Variable rate – Toys	694,314	3.36%	6,943	819,512	3.68%
Fixed rate (including $1,155,883, and $1,012,560 of Toys debt in 2009 and 2008)	2,080,678	6.47%	—	2,094,321	6.51%
	$3,068,868	5.40%	9,868	3,196,585	5.53%
Redeemable noncontrolling interests’ share of above			(2,773)
Total change in annual net income			$31,888
Per share-diluted			$0.19

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2009, variable rate debt with an aggregate principal amount of $462,000,000 and a weighted average interest rate of 1.81% was subject to LIBOR caps. These caps are based on a notional amount of $462,000,000 and cap LIBOR at a weighted average rate of 5.50%. As of June 30, 2009, we have investments in mezzanine loans with an aggregate carrying amount of $291,270,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

As of June 30, 2009, the carrying amount of our debt exceeds its aggregate fair value by approximately $855,737,000, based on discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, such disclosure controls and procedures were effective.

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

We are from time to time involved in various other legal actions in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters individually or in the aggregate, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex. Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties. The remaining 30% limited partnership interest is owned by Donald J. Trump. In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above.   Mr. Trump’s claims arose out of a dispute over the sale price of and use of proceeds from, the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships. In decisions dated September 14, 2005 and July 24, 2006, the Court denied several of Mr. Trump’s motions and ultimately dismissed all of Mr. Trump’s claims, except for his claim seeking access to books and records; that claim was dismissed by virtue of a decision dated October 1, 2007 and an Order dated January 28, 2009. Mr. Trump sought re-argument and renewal on, and filed a notice of appeal in connection with the 2006 decision.  In a decision dated January 6, 2009, the Court denied all of Mr. Trump’s motions. Mr. Trump filed an additional appeal of the 2006, 2007 and 2009 decisions. Mr. Trump’s appeals were denied on all grounds on June 30, 2009. Thereafter, Mr. Trump moved to reargue the appellate decisions but later withdrew the motion. On July 24, Mr. Trump moved for leave to appeal the June 30 decision to the New York Court of Appeals. In connection with the acquisition, we agreed to indemnify the sellers for liabilities and expenses arising out of Mr. Trump’s claim that the general partners of the partnerships we acquired did not sell the rail yards at a fair price or could have sold the rail yards for a greater price and any other claims asserted in the legal action; provided however, that if Mr. Trump prevails on certain claims involving partnership matters, other than claims relating to sale price, the sellers will be required to reimburse us for certain costs related to those claims. We believe that the claims relating to the sale price are without merit. All other allegations are not asserted as a basis for damages and regardless of merit, in our opinion, after consultation with legal counsel, will not have a material effect on our financial condition, results of operations or cash flows.

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

On May 14, 2009, we held our annual meeting of shareholders. The shareholders voted on the following matters: (i) the election of three nominees to serve on the Board of Trustees for a three-year term and until their respective successors are duly elected and qualified, (ii) the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the current fiscal year, (iii) a non-binding shareholder proposal regarding majority voting and (iv) a non-binding shareholder proposal regarding the appointment of an Independent Chairman. The results of the voting are shown below:

	Votes Cast for	Votes Cast Against and/or Withheld
(i) Election of Trustees:
Steven Roth	99,145,528	40,481,091
Michael D. Fascitelli	96,681,320	42,945,299
Russell B. Wight, Jr.	83,693,741	55,932,878

(ii) Ratification of selection of independent auditors for the current fiscal year	138,866,483	760,136

(iii) Shareholder proposal regarding majority voting in the election of Trustees	73,034,183	54,189,792

(iv) Shareholder proposal regarding appointment of an Independent Chairman	47,749,089	79,475,471

Because of the nature of the above elections, there were no broker non-votes or abstentions.

In addition to the three Trustees re-elected, Anthony W. Deering, Michael Lynne, Robert H. Smith, Ronald Targan, Robert P. Kogod, David Mandelbaum, Dr. Richard West and Candace K. Beinecke continue to serve as Trustees after the meeting.

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

VORNADO REALTY TRUST
(Registrant)

Date: August 4, 2009	By:	/s/ Joseph Macnow
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