Form 10-Q/A
period 2009-06-30
VORNADO REALTY TRUST
filed 2009-08-21
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities Exchange Commission on August 4, 2009 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: August 21, 2009	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

4

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

*

15.1	***	-	Letter regarding Unaudited Interim Financial Information

31.1	***	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	***	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	***	-	Section 1350 Certification of the Chief Executive Officer

32.2	***	-	Section 1350 Certification of the Chief Financial Officer

101.INS	****	-	XBRL Instance Document

101.SCH	****	-	XBRL Taxonomy Extension Schema

101.CAL	****	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	****	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	****	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	****	-	XBRL Taxonomy Extension Presentation Linkbase

	* ** *** ****		_______________________ Incorporated by reference. Management contract or compensatory agreement. Previously filed with Form 10-Q on August 4, 2009. Furnished herewith.