Form 10-K
period 2009-12-31
VORNADO REALTY TRUST
filed 2010-02-23
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number:	1‑11954

VORNADO REALTY TRUST

 (Exact name of Registrant as specified in its charter)

Maryland	22‑1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894‑7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Series A Convertible Preferred Shares of beneficial interest, no par value	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

8.5% Series B	New York Stock Exchange

8.5% Series C	New York Stock Exchange

7.0% Series E	New York Stock Exchange

6.75% Series F	New York Stock Exchange

6.625% Series G	New York Stock Exchange

6.75% Series H	New York Stock Exchange

6.625% Series I	New York Stock Exchange

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The aggregate market value of the voting and non-voting common shares held by non‑affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $7,216,326,000 at June 30, 2009.

As of December 31, 2009, there were 181,214,161 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 13, 2010.

This Annual Report on Form 10-K omits financial statements required under Rule 3-09 of Regulation S-X, for Toys “R” Us, Inc. and Lexington Realty Trust.  An amendment to this Annual Report on Form 10-K will be filed as promptly as practicable following the availability of such financial statements.

_______________________

(1)     These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission not later than 120 days after December 31, 2009, portions of which are incorporated by reference herein. See “Executive Officers of the Registrant” on page 57 of this Annual Report on Form 10‑K for information relating to executive officers.

Forward-Looking Statements

Certain statements contained herein constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K. We also note the following forward-looking statements: in the case of our development projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, common and preferred share dividends and operating partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1.          BUSINESS

The Company

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.5% of the common limited partnership interest in, the Operating Partnership at December 31, 2009. All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On May 14, 2009, our Board of Trustees executed its long-planned management succession strategy and elected Michael D. Fascitelli, as our Chief Executive Officer, succeeding Steven Roth, who continues to serve as Chairman of the Board.

As of December 31, 2009, we own directly or indirectly:

Office Properties:

(i)               all or portions of 28  properties aggregating 16.2 million square feet in the New York City metropolitan area (primarily Manhattan);

(ii)         all or portions of 84 properties aggregating 18.6 million square feet in the Washington, DC / Northern Virginia areas;

(iii)        a 70% controlling interest in 555 California Street, a three-building complex aggregating 1.8 million square feet in San Francisco’s financial district;

Retail Properties:

(iv)        162 properties aggregating 22.6 million square feet, including 3.9 million square feet owned by tenants on land leased from us, primarily in Manhattan, the northeast states, California and Puerto Rico;

Merchandise Mart Properties:

(v)         8 properties aggregating 8.9 million square feet of showroom and office space, including the 3.5 million square foot Merchandise Mart in Chicago;

Toys “R” Us, Inc. (“Toys”):

(vi)        a 32.7% interest in Toys which owns and/or operates 1,567 stores worldwide, including 851 stores in the United States and 716 stores internationally;

Other Real Estate Investments:

(vii)       32.4% of the common stock of Alexander’s, Inc. (NYSE: ALX), which has seven properties in the greater New York metropolitan area;

(viii)      the Hotel Pennsylvania in New York City;

(ix)         mezzanine loans on real estate; and

(x)          other real estate and investments, including marketable securities.

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

We may also determine to raise capital for future real estate acquisitions through an institutional investment fund.  We would serve as the general partner of the fund and would also expect to be a limited partner of the fund and have the potential to earn certain incentives based on the fund’s performance.  The fund may serve as our exclusive investment vehicle for a limited period of time for all investments that fit within the fund’s investment parameters.  If we determine to raise capital through a fund, the partnership interests offered would not be registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration under that act or an applicable exemption from those registration requirements.

BUSINESS ENVIRONMENT

The economic recession and illiquidity and volatility in the financial and capital markets have negatively affected substantially all businesses, including ours.  Demand for office and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting.  Real estate transactions and development opportunities have significantly curtailed and capitalization rates have risen.  These trends have negatively impacted our 2008 and 2009 financial results, which include losses associated with abandoned development projects, valuation allowances on investments in mezzanine loans and impairments on other real estate investments.  The details of these non-cash charges are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this annual report on Form 10-K.  It is not possible for us to quantify the impact of the above trends, which may continue in 2010 and beyond, on our future financial results.

ACQUISITIONS and DISPOSITIONS

We did not make any significant investments in real estate during 2009.

On September 1, 2009, we sold 1999 K Street, a newly developed 250,000 square foot office building, in Washington’s Central Business District, for $207,800,000 in cash, which resulted in a net gain of $41,211,000.  We also sold 15 retail properties during 2009 in separate transactions for an aggregate of $55,000,000 in cash, which resulted in net gains aggregating $4,073,000.

Financing Activities

In April 2009, we sold 17,250,000 common shares, including underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at an initial public offering price of $43.00 per share.  We received net proceeds of $710,226,000, after underwriters’ discount and offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 17,250,000 Class A units of the Operating Partnership.

On September 30, 2009, we completed a public offering of $460,000,000 principal amount of 7.875% callable senior unsecured 30-year notes (NYSE: VNOD) due October 1, 2039.  The notes were sold to the public at par and may be redeemed at our option, in whole or in part, beginning in October 2014 at a price equal to the principal amount plus accrued and unpaid interest.  We received net proceeds of approximately $446,000,000 from the offering which were used to repay debt and for general corporate purposes.

During 2009, we purchased $1,912,724,000 (aggregate face amount) of our convertible senior debentures and $352,740,000 (aggregate face amount) of our senior unsecured notes for $1,877,510,000 and $343,694,000 in cash, respectively.  This debt was acquired through tender offers and in the open market and has been retired.   We also repaid $650,285,000 of existing property level debt and completed $277,000,000 of property level financings.

Development and Redevelopment Projects

We are currently engaged in certain development/redevelopment projects for which we have budgeted approximately $200,000,000.  Of this amount, $78,118,000 was expended prior to 2009 and $50,513,000 was expended during 2009.  Substantially all of the estimated costs to complete these projects, aggregating approximately $71,000,000, are anticipated to be expended during 2010, of which approximately $18,000,000 will be funded by existing construction loans.  We are also evaluating other development opportunities for which final plans, budgeted costs and financing have yet to be determined.  There can be no assurance that any of our development projects will commence, or if commenced, be completed on schedule or within budget.

  Segment Data

We operate in the following business segments: New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties and Toys. Financial information related to these business segments for the years ended December 31, 2009, 2008 and 2007 are set forth in Note 22 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.  The Merchandise Mart Properties segment has trade show operations in Canada and Switzerland. The Toys segment has 716 locations internationally. In addition, we have five partially owned nonconsolidated investments in real estate partnerships located in India, which are included in the Other segment.

SEASONALITY

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings, cash flows and funds from operations, and therefore comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of its fiscal year net income. The New York and Washington, DC Office Properties and Merchandise Mart Properties segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart Properties segment has also experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail Properties segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income.

tenants ACCOUNTING FOR over 10% of revenues

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2009, 2008 and 2007.

Certain Activities

We are not required to base our acquisitions and investments on specific allocations by type of property. We have historically held our properties for long‑term investment; however, it is possible that properties in the portfolio may be sold as circumstances warrant. Further, we have not adopted a policy that limits the amount or percentage of assets which could be invested in a specific property or property type. While we may seek the vote of our shareholders in connection with any particular material transaction, generally our activities are reviewed and may be modified from time to time by our Board of Trustees without the vote of shareholders.

Employees

As of December 31, 2009, we have approximately 4,597 employees, of which 308 are corporate staff. The New York Office Properties segment has 128 employees and an additional 2,512 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York Office and Washington, DC Office properties. The Washington, DC Office Properties, Retail Properties and Merchandise Mart Properties segments have 396, 176 and 582 employees, respectively, and the Hotel Pennsylvania has 495 employees. The foregoing does not include employees of partially owned entities, including Toys or Alexander’s, in which we own 32.7% and 32.4%, respectively.

principal executive offices

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894‑7000.

MATERIALS AVAILABLE ON OUR WEBSITE

Copies of our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  Copies of these documents are also available directly from us free of charge.  Our website also includes other financial information about us, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K.

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

•      whether we are able to pass some or all of any increases in operating costs through to tenants;

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

•      changes in taxation;

•      changes in zoning laws;

•      government regulation;

•      consequences of any armed conflict involving, or terrorist attack against, the United States;

•      natural disasters;

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

There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy, which have recently negatively affected substantially all businesses, including ours.  Demand for office and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting.  Real estate transactions and development opportunities have significantly curtailed and capitalization rates have risen. As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  If these market conditions continue, they may limit our ability and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs which may materially affect our financial condition and results of operations and the value of our debt and equity securities.

Real estate is a competitive business.

Our business segments – New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties, Toys and Other – operate in highly competitive environments. We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC / Northern Virginia areas. We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population trends.

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

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of indebtedness or for distribution to shareholders.  The current economic environment and market conditions may result in tenant bankruptcies and write-offs, which could, in the aggregate, be material to our results of operations in a particular period.

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

Each of our properties has been subject to varying degrees of environmental assessment. The environmental assessments did not, as of this date, reveal any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in clean-up or compliance requirements could result in significant costs to us.

Inflation or deflation may adversely affect our financial condition and results of operations.

Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have a pronounced negative impact on our mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rents.  Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable.  Conversely, deflation could lead to downward pressure on rents and other sources of income.  In addition, we own 9 residential properties which are leased to tenants with one-year lease terms.  Because these are short-term leases, declines in market rents will impact our residential properties faster than if the leases were for longer terms.

Some of our potential losses may not be covered by insurance.

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Our coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Because we operate a hotel, we face the risks associated with the hospitality industry.

We own and operate the Hotel Pennsylvania in New York City. The following factors, among others, are common to the hotel industry and may reduce the revenues generated by the hotel, which would reduce cash available for distribution to our shareholders:

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

Because of the ownership structure of the Hotel Pennsylvania, we face potential adverse effects from changes to the applicable tax laws.

Under the Internal Revenue Code, REITs like us are not allowed to operate hotels directly or indirectly. Accordingly, we lease the Hotel Pennsylvania to our taxable REIT subsidiary (“TRS”). While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to a TRS are modified, we may be forced to modify the structure for owning the hotel, and such changes may adversely affect the cash flows from the hotel. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from the hotel.

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

During 2009, approximately 75% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City / New Jersey metropolitan areas and the Washington, DC / Northern Virginia areas. We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad. Real estate markets are subject to economic downturns, as they are currently and have been in the past, and we cannot predict how economic conditions will impact these markets in both the short and long term. Declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties. The factors affecting economic conditions in these regions include:

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

It is impossible for us to assess with certainty, the future effects of the current adverse trends in the economic and investment climates of the geographic areas in which we concentrate, and more generally of the United States, or the real estate markets in these areas. If these conditions persist or if there is any further local, national or global economic downturn, our businesses and future profitability will be adversely affected.

Terrorist attacks, such as those of September 11, 2001 in New York City and the Washington, DC area, may adversely affect the value of our properties and our ability to generate cash flow.

We have significant investments in large metropolitan areas, including the New York, Washington, DC, Chicago, Boston and San Francisco metropolitan areas. In the aftermath of a terrorist attack, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This, in turn, would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

We May Acquire or Sell Additional Assets or Entities or Develop Additional Properties. Our Failure or Inability to Consummate These Transactions or Manage the Results of These Transactions Could Adversely Affect Our Operations and Financial Results.

We have grown rapidly since 1998 through acquisitions. We may not be able to maintain this rapid growth and our failure to do so could adversely affect our stock price.

We have experienced rapid growth since 1998, increasing our total assets from approximately $4.4 billion at December 31, 1998 to approximately $20.2 billion at December 31, 2009. We may not be able to maintain a similar rate of growth in the future or manage growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay dividends to shareholders.

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

A substantial portion of our properties are in the retail shopping center real estate market and we have a significant investment in retailers such as Toys. See “Our investment in Toys subjects us to risks different from our other lines of business and may result in increased seasonality and volatility in our reported earnings” below. This means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies. These factors could adversely affect the financial condition of our retail tenants and the retailers in which we hold an investment and the willingness of retailers to lease space in our shopping centers, and in turn, adversely affect us.

We depend upon our anchor tenants to attract shoppers.

We own several regional malls and other shopping centers that are typically anchored by well-known department stores and other tenants who generate shopping traffic at the mall or shopping center. The value of our properties would be adversely affected if tenants or anchors failed to meet their contractual obligations, sought concessions in order to continue operations or ceased their operations, including as a result of bankruptcy. If the sales of stores operating in our properties were to decline significantly due to economic conditions, closing of anchors or for other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of a default by a tenant or anchor, we may experience delays and costs in enforcing our rights as landlord.

Our investment in Toys subjects us to risks that are different from our other lines of business and may result in increased seasonality and volatility in our reported earnings.

On July 21, 2005, a joint venture that we own equally with Bain Capital and Kohlberg Kravis Roberts & Co. acquired Toys. Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro-rata share of Toys’ net earnings on a one-quarter lag basis. For example, our financial results for the year ended December 31, 2009 include Toys’ financial results for its first, second and third quarters ended October 31, 2009, as well as Toys’ fourth quarter results of 2008. Because of the seasonality of Toys, our reported net income shows increased volatility. We may also, in the future and from time to time, invest in other businesses that may report financial results that are more volatile than our historical financial results.

Our decision to dispose of real estate assets would change the holding period assumption in our valuation analyses, which could result in material impairment losses and adversely affect our financial results.

We evaluate real estate assets for impairment based on the projected cash flow of the asset over our anticipated holding period.  If we change our intended holding period, due to our intention to sell or otherwise dispose of an asset, then under generally accepted accounting principles we must reevaluate whether that asset is impaired.  Depending on the carrying value of the property at the time we change our intention and the amount that we estimate we would receive on disposal, we may record an impairment loss that would adversely affect our financial results. This loss could be material to our results of operations in the period that it is recognized.

We invest in subordinated or mezzanine debt of certain entities that have significant real estate assets.  These investments involve greater risk of loss than investments in senior mortgage loans.

We invest, and may in the future invest, in subordinated or mezzanine debt of certain entities that have significant real estate assets.  These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate.  These investments involve greater risk of loss than investments in senior mortgage loans which are secured by real property.  If a borrower defaults on debt to us or on debt senior to us, or declares bankruptcy, we may not be able to recover some or all of our investment.  In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments.  The value of the assets securing or supporting our investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure.  Such deteriorations in value may result in the recognition of impairment losses and/or valuation allowances on our statements of income.  As of December 31, 2009, our mezzanine debt securities have an aggregate carrying amount of $203,286,000, net of a $190,738,000 valuation allowance.

We evaluate the collectibility of both interest and principal of each of our loans each quarter, if circumstances warrant, in determining whether they are impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if repayment of the loan is collateral dependent.  There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we will actually collect, including amounts we would collect if we chose to sell these investments before their maturity.  If we collect less than our estimates, we will record impairment losses which could be material.

We invest in marketable equity securities of companies that have significant real estate assets.  The value of these investments may decline as a result of operating performance or economic or market conditions.

We invest, and may in the future invest, in marketable equity securities of publicly-traded real estate companies or companies that have significant real estate assets.  As of December 31, 2009, our marketable securities have an aggregate carrying amount of $380,652,000.  Significant declines in the value of these investments due to operating performance or economic or market conditions may result in the recognition of impairment losses which could be material.

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

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of Class A units of the Operating Partnership, including Vornado Realty Trust. Thus, Vornado Realty Trust’s ability to pay cash dividends to its shareholders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to holders of its Class A units, including Vornado Realty Trust. As of December 31, 2009, there were seven series of preferred units of the Operating Partnership not held by Vornado Realty Trust with a total liquidation value of $340,078,000.

In addition, Vornado Realty Trust’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors and preferred security holders, are satisfied.

We have outstanding debt, and it and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2009, we had approximately $14.1 billion of total debt outstanding, including our pro rata share of debt of partially owned entities. Our ratio of total debt to total enterprise value was approximately 47%. When we say “enterprise value” in the preceding sentence, we mean market equity value of Vornado Realty Trust’s common and preferred shares plus total debt outstanding, including our pro rata share of debt of partially owned entities. In the future, we may incur additional debt to finance acquisitions or property developments and thus increase our ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of existing variable rate debt and any new debt or other market rate security or instrument may increase.  Furthermore, we may not be able to refinance existing indebtedness in sufficient amounts or on acceptable terms.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured credit facilities, unsecured debt securities and other loans that we may obtain in the future contain, or may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

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

We are dependent on the efforts of Steven Roth, the Chairman of the Board of Trustees of Vornado Realty Trust, and Michael D. Fascitelli, the President and Chief Executive Officer of Vornado Realty Trust. While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.

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

Under the Maryland General Corporation Law, as amended, which we refer to as the “MGCL,” as applicable to REITs, certain “business combinations,” including certain mergers, consolidations, share exchanges and asset transfers and certain issuances and reclassifications of equity securities, between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust’s shares or an affiliate or an associate, as defined in the MGCL, of the trust who, at any time within the two-year period before the date in question, was the beneficial owner of ten percent or more of the voting power of the then outstanding voting shares of beneficial interest of the trust, which we refer to as an “interested shareholder,” or an affiliate of the interested shareholder, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. After that five-year period, any business combination of these kinds must be recommended by the board of trustees of the trust and approved by the affirmative vote of at least (a) 80% of the votes entitled to be cast by holders of outstanding voting shares of beneficial interest of the trust and (b) two-thirds of the votes entitled to be cast by holders of voting shares of beneficial interest of the trust other than shares held by the interested shareholder with whom, or with whose affiliate, the business combination is to be effected or held by an affiliate or associate of the interested shareholder.  These supermajority voting requirements do not apply if the trust’s common shareholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares.

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

In approving a transaction, the Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board.  Vornado Realty Trust’s Board has adopted a resolution exempting any business combination between any trustee or officer of Vornado Realty Trust, or their affiliates, and Vornado Realty Trust. As a result, the trustees and officers of Vornado Realty Trust and their affiliates may be able to enter into business combinations with Vornado Realty Trust that may not be in the best interest of its shareholders. With respect to business combinations with other persons, the business combination provisions of the MGCL may have the effect of delaying, deferring or preventing a change in control of Vornado Realty Trust or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders. The business combination statute may discourage others from trying to acquire control of Vornado Realty Trust and increase the difficulty of consummating any offer.

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

As of December 31, 2009, Interstate Properties, a New Jersey general partnership, and its partners owned approximately 7.3% of the common shares of Vornado Realty Trust and approximately 27.2% of the common stock of Alexander’s, Inc. (“Alexander’s”), which is described below.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Vornado Realty Trust, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado Realty Trust and also directors of Alexander’s.

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

Vornado Realty Trust currently manages and leases the real estate assets of Interstate Properties under a management agreement for which it receives an annual fee equal to 4% of base rent and percentage rent and certain other commissions. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. Vornado Realty Trust earned $782,000, $803,000, and $800,000 of management fees under the management agreement for the years ended December 31, 2009, 2008 and 2007. Because of the relationship among Vornado Realty Trust, Interstate Properties and Messrs. Roth, Mandelbaum and Wight, as described above, the terms of the management agreement and any future agreements between Vornado Realty Trust and Interstate Properties may not be comparable to those Vornado Realty Trust could have negotiated with an unaffiliated third party.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2009, the Operating Partnership owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties, which are located in the greater New York metropolitan area.  In addition to the 32.4% that they own indirectly through Vornado, Interstate Properties, which is described above, and its partners owned 27.2% of the outstanding common stock of Alexander’s as of December 31, 2009. Mr. Roth is the Chairman of the Board of Vornado Realty Trust, the managing general partner of Interstate, and the Chairman of the Board and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are trustees of Vornado Realty Trust and also directors of Alexander’s and general partners of Interstate.  Michael D. Fascitelli is the President and Chief Executive Officer of Vornado Realty Trust and the President of Alexander’s and Dr. Richard West is a trustee of Vornado and a director of Alexander’s.  In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Alexander’s.  Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

The Operating Partnership manages, develops and leases the Alexander’s properties under management and development agreements and leasing agreements under which the Operating Partnership receives annual fees from Alexander’s. These agreements have a one-year term expiring in March of each year and are all automatically renewable. Because Vornado Realty Trust and Alexander’s share common senior management and because certain of the trustees of Vornado Realty Trust constitute a majority of the directors of Alexander’s, the terms of the foregoing agreements and any future agreements between us and Alexander’s may not be comparable to those we could have negotiated with an unaffiliated third party.

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

•         continued uncertainty and volatility in the equity and credit markets;

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

As of December 31, 2009, we had authorized but unissued, 68,785,839 common shares of beneficial interest, $.04 par value and 76,047,676 preferred shares of beneficial interest, no par value; of which 34,058,475 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 8,000,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units.  Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions.  In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration.  We cannot predict the effect that future sales of our common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our outstanding shares.

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

Item 2.          Properties - continued

					Square Feet
						In Service		Out of Service
	%	%	Annualized			Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)		Total	Company	Tenant	Development	(in thousands)	Major Tenants
NEW YORK OFFICE:
New York City:
Penn Plaza:
One Penn Plaza	100.0%	95.6%	$54.77		2,446,000	2,446,000	-	-	$-	BMG Columbia House, Buck Consultants,
(ground leased through 2098)										Cisco, Kmart, MWB Leasing, Parsons Brinkerhoff,
										United Health Care, United States Customs Department

Two Penn Plaza	100.0%	98.5%	46.60		1,577,000	1,577,000	-	-	282,492	LMW Associates, EMC, Forest Electric, IBI,
										Madison Square Garden, McGraw-Hill Co., Inc.

Eleven Penn Plaza	100.0%	95.5%	50.81		1,065,000	1,065,000	-	-	203,198	Macy’s, Madison Square Garden, Rainbow Media Holdings

100 West 33rd Street	100.0%	92.4%	47.19		846,000	846,000	-	-	159,361	Bank of America, Draft FCB

330 West 34th Street	100.0%	99.2%	34.02		637,000	637,000	-	-	-	City of New York, Interieurs Inc.,
(ground leased through 2148)										The Bank of New York

Total Penn Plaza		96.2%	49.18		6,571,000	6,571,000	-	-	645,051

East Side:
909 Third Avenue	100.0%	92.9%	58.05	(2)	1,323,000	1,323,000	-	-	210,660	J.P. Morgan Securities Inc., Citibank, Forest Laboratories,
(ground leased through 2063)										Geller & Company, Morrison Cohen LLP, Robeco USA Inc.,
										United States Post Office, Ogilvy Public Relations,
										The Procter & Gamble Distributing LLC.

150 East 58th Street	100.0%	94.6%	56.94		536,000	536,000	-	-	-	Castle Harlan, Tournesol Realty LLC. (Peter Marino),
										Various showroom tenants
Total East Side		93.4%	57.73		1,859,000	1,859,000	-	-	210,660

West Side:
888 Seventh Avenue	100.0%	95.2%	77.20		857,000	857,000	-	-	318,554	Kaplan Management LLC, New Line Realty, Soros Fund,
(ground leased through 2067)										TPG-Axon Capital, Vornado Executive Headquarters

1740 Broadway	100.0%	99.3%	58.91		597,000	597,000	-	-	-	Davis & Gilbert, Limited Brands,
										Dept. of Taxation of the State of N.Y.

57th Street	50.0%	91.9%	46.60		189,000	189,000	-	-	29,000	Various

825 Seventh Avenue	50.0%	100.0%	45.44		165,000	165,000	-	-	20,773	Young & Rubicam

Total West Side		96.6%	65.06		1,808,000	1,808,000	-	-	368,327

Park Avenue:
350 Park Avenue	100.0%	95.3%	73.81		551,000	551,000	-	-	430,000	Tweedy Browne Company, M&T Bank,
										Veronis Suhler & Associates, Ziff Brothers Investment Inc.,
										Kissinger Associates, Inc.

Grand Central:
90 Park Avenue	100.0%	98.3%	57.96		902,000	902,000	-	-	-	Alston & Bird, Amster, Rothstein & Ebenstein,
										First Manhattan Consulting, Sanofi-Synthelabo Inc., STWB Inc.

330 Madison Avenue	25.0%	87.7%	51.95		794,000	794,000	-	-	150,000	Acordia Northeast Inc., Artio Global Management,
										BDO Seidman, Dean Witter Reynolds Inc.,
										HSBC Bank AFS

Total Grand Central		93.4%	55.14		1,696,000	1,696,000	-	-	150,000

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
NEW YORK OFFICE (Continued):

Madison/Fifth:
640 Fifth Avenue	100.0%	82.4%	$77.04	322,000	322,000	-	-	$-	ROC Capital Management LP, Citibank N.A.,
									Fidelity Investments, Hennes & Mauritz,
									Janus Capital Group Inc., GSL Enterprises Inc.,
									Scout Capital Management,
									Legg Mason Investment Counsel

595 Madison Avenue	100.0%	92.7%	67.70	313,000	313,000	-	-	-	Beauvais Carpets, Coach, Levin Capital Strategies LP,
									Prada, Cosmetech Mably Int'l LLC.

689 Fifth Avenue	100.0%	98.9%	66.59	88,000	88,000	-	-	-	Elizabeth Arden, Red Door Salons, Zara,
									Yamaha Artist Services Inc.
Total Madison/Fifth		88.9%	71.73	723,000	723,000	-	-	-

United Nations:
866 United Nations Plaza	100.0%	98.1%	54.44	357,000	357,000	-	-	44,978	Fross Zelnick, Mission of Japan,
									The United Nations, Mission of Finland

Midtown South:
770 Broadway	100.0%	99.8%	52.32	1,059,000	1,059,000	-	-	353,000	AOL, J. Crew, Kmart, Structure Tone,
									VIACOM International Inc., Nielsen Company (US) Inc.

Rockefeller Center:
1290 Avenue of the Americas	70.0%	95.8%	59.49	2,065,000	2,065,000	-	-	434,643	AXA Equitable Life Insurance, Bank of New York Mellon,
									Broadpoint Gleacher Securities Group, Bryan Cave LLP,
									Microsoft Corporation, Morrison & Foerster LLP,
									Warner Music Group, Cushman & Wakefield, Fitzpatrick,
									Cella, Harper & Scinto
Downtown:
20 Broad Street	100.0%	92.1%	49.38	472,000	472,000	-	-	-	New York Stock Exchange
(ground leased through 2081)

40 Fulton Street	100.0%	79.7%	40.00	244,000	244,000	-	-	-	PBA/Health and Welfare Fund

40-42 Thompson Street	100.0%	87.7%	45.94	28,000	28,000	-	-	-	Crown Management

Total Downtown		87.9%	46.18	744,000	744,000	-	-	-

Total New York City		95.2%	55.17	17,433,000	17,433,000	-	-	2,636,659

New Jersey
Paramus		91.5%	20.31	132,000	132,000	-	-	-	Vornado's Administrative Headquarters

Total New York City Office		95.2%	55.00	17,565,000	17,565,000	-	-	$2,636,659

Vornado's Ownership Interest		95.5%	55.00	16,173,000	16,173,000	-	-	$2,368,880

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
WASHINGTON DC OFFICE:
Crystal City:
2011-2451 Crystal Drive - 5 buildings	100.0%	96.9%	$39.10	2,288,000	2,288,000	-	-	$130,711	General Services Administration, Lockheed Martin,
									Conservation International, Boeing,
									Smithsonian Institution,
									Natl. Consumer Coop. Bank, Archstone Trust,
									Council on Foundations,
									Vornado / Charles E. Smith Divisional Headquarters,
									KBR, General Dynamics, Scitor Corp.,
									Food Marketing Institute

S. Clark Street / 12th Street - 5 buildings	100.0%	98.1%	39.18	1,507,000	1,507,000	-	-	149,014	General Services Administration, SAIC, Inc.,
									Boeing, L-3 Communications, The Int'l Justice Mission

1550-1750 Crystal Drive / 241-251 18th Street	100.0%	93.6%	37.98	1,477,000	1,477,000	-	-	173,861	General Services Administration,
- 4 buildings									Alion Science & Technologies, Booz Allen, SAIC, Inc.,
									Arete Associates, L-3 Communications,
									Battelle Memorial Institute

1800, 1851 and 1901 South Bell Street	100.0%	96.9%	34.46	868,000	868,000	-	-	19,339	General Services Administration,
- 3 buildings									Lockheed Martin

2100 / 2200 Crystal Drive - 2 buildings	100.0%	100.0%	31.54	529,000	529,000	-	-	-	General Services Administration,
									Public Broadcasting Service

223 23rd Street / 2221 South Clark Street	100.0%	87.7%	35.09	306,000	218,000	-	88,000	-	General Services Administration
- 2 buildings

2001 Jefferson Davis Highway	100.0%	80.2%	33.99	162,000	162,000	-	-		Arena Stage, Institute for Psychology, Qinetiq North America

Crystal City Shops at 2100	100.0%	63.0%	41.06	81,000	81,000	-	-	-	Various

Crystal Drive Retail	100.0%	88.5%	43.23	57,000	57,000	-	-	-	Various

Total Crystal City	100.0%	95.6%	37.57	7,275,000	7,187,000	-	88,000	472,925

Central Business District:
Warner Building - 1299 Pennsylvania	100.0%	99.9%	64.90	604,000	604,000	-	-	292,700	Howrey LLP, Baker Botts, LLP,
Avenue, NW									General Electric

Universal Buildings	100.0%	98.9%	44.03	613,000	613,000	-	-	106,629	Academy for Educational Development
1825-1875 Connecticut Avenue, NW
- 2 buildings

409 3rd Street, NW	100.0%	98.5%	40.63	388,000	388,000	-	-	-	General Services Administration

1750 Pennsylvania Avenue, NW	100.0%	95.7%	43.27	256,000	256,000	-	-	45,877	General Services Administration,
									PA Consulting Group Holdings

Bowen Building - 875 15th Street, NW	100.0%	98.4%	64.38	231,000	231,000	-	-	115,022	Paul, Hastings, Janofsky & Walker LLP,
									Millennium Challenge Corporation

1150 17th Street, NW	100.0%	85.0%	44.45	232,000	232,000	-	-	29,047	American Enterprise Institute

1101 17th Street, NW	100.0%	95.8%	43.57	212,000	212,000	-	-	24,054	American Federation of States

1730 M Street, NW	100.0%	94.2%	41.77	202,000	202,000	-	-	15,018	General Services Administration

1140 Connecticut Avenue, NW	100.0%	92.6%	43.23	186,000	186,000	-	-	17,791	Elizabeth Glaser Pediatric AIDS Foundation,
									Defense Group Inc., National Legal Aid and Defender Assoc.

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
WASHINGTON DC OFFICE (Continued):
1227 25th Street, NW	100.0%	77.1%	$52.24	133,000	133,000	-	-	$-	Epstein, Becker & Green, P.C.,
									General Services Administration

2101 L Street, NW	100.0%	87.3%	55.90	379,000	379,000	-	-	150,000	Greenberg Traurig, LLP, US Green Building Council,
									American Insurance Association, RTKL Associates,
									Cassidy & Turley

1726 M Street, NW	100.0%	83.6%	37.09	89,000	89,000	-	-	-	Aptima, Inc., Nelnet Corporation

Kaempfer Interests:
401 M Street, SW	2.5%	-	-	2,100,000	-	-	2,100,000	183,742	District of Columbia (lease not commenced)

1501 K Street, NW	5.0%	97.2%	57.43	378,000	378,000	-	-	101,750	Sidley Austin LLP, UBS

1399 New York Avenue, NW	2.5%	100.0%	85.72	124,000	124,000	-	-	39,797	Bloomberg

Total Central Business District		94.6%	50.04	6,127,000	4,027,000	-	2,100,000	1,121,427

I-395 Corridor:
Skyline Place - 7 buildings	100.0%	93.8%	32.05	2,109,000	2,109,000	-	-	543,300	General Services Administration, SAIC, Inc.,
									Northrop Grumman, Booz Allen,
									Jacer Corporation, Intellidyne, Inc.

One Skyline Tower	100.0%	100.0%	32.50	518,000	518,000	-	-	134,700	General Services Administration

Total I-395 Corridor	100.0%	95.0%	32.15	2,627,000	2,627,000	-	-	678,000

Rosslyn / Ballston:
2200 / 2300 Clarendon Blvd	100.0%	95.4%	38.47	628,000	628,000	-	-	65,133	Arlington County, General Services Administration,
(Courthouse Plaza) - 2 buildings									AMC Theaters

Rosslyn Plaza - Office - 4 buildings	46.0%	84.8%	32.86	724,000	724,000	-	-	56,680	General Services Administration

Total Rosslyn / Ballston		91.7%	38.47	1,352,000	1,352,000	-	-	121,813

Tysons Corner:
Fairfax Square - 3 buildings	20.0%	85.1%	36.30	521,000	521,000	-	-	72,500	EDS Information Services, Dean & Company,
									Womble Carlyle
Total Tysons Corner		85.1%	36.30	521,000	521,000	-	-	72,500

Reston:
Reston Executive - 3 buildings	100.0%	90.8%	33.98	490,000	490,000	-	-	93,000	SAIC, Inc., Quadramed Corp

Commerce Executive - 3 buildings	100.0%	89.8%	28.53	417,000	394,000	-	23,000		L-3 Communications, SAIC, Inc.,
									Concert Management Services, BT North America

Total Reston		90.4%	31.61	907,000	884,000	-	23,000	93,000

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
WASHINGTON DC OFFICE (Continued):
Rockville/Bethesda:
Democracy Plaza One	100.0%	94.7%	$41.53	214,000	214,000	-	-	$-	National Institutes of Health

Pentagon City:
Fashion Centre Mall	7.5%	98.9%	39.02	819,000	819,000	-	-	149,341	Macy’s, Nordstrom

Washington Tower	7.5%	100.0%	43.20	170,000	170,000	-	-	40,000	The Rand Corporation

Total Pentagon City		99.1%	39.75	989,000	989,000	-	-	189,341

Total Washington, DC office properties		94.8%	$39.61	20,012,000	17,801,000	-	2,211,000	$2,749,006

Vornado's Ownership Interest		94.9%	$39.01	15,764,000	15,600,000	-	164,000	$2,171,128

Other:
For rent residential:
Riverhouse (1,680 units)	100.0%	96.0%	$-	1,802,000	1,802,000	-	-	$259,546

Rosslyn Plaza (196 units)	43.7%	97.2%	-	253,000	253,000	-	-	-

West End 25 (283 units)	100.0%	27.1%	-	272,000	272,000	-	-	85,735

220 20th Street (265 units)	100.0%	55.4%	-	271,000	271,000	-	-	75,629

Crystal City Hotel	100.0%	100.0%	-	266,000	266,000	-	-	-

Warehouses	100.0%	100.0%	-	228,000	228,000		-	-

Other - 3 buildings	100.0%	100.0%	-	11,000	11,000	-	-	-

Total Other				3,103,000	3,103,000	-	-	420,910

Total Washington, DC Properties		93.7%	$39.61	23,115,000	(3) 20,904,000	-	2,211,000	$3,169,916

Vornado's Ownership Interest		93.6%	$39.01	18,724,000	18,560,000	-	164,000	$2,592,038

Item 2.         Properties - continued

					Square Feet
							In Service			Out of Service
	%	%	Annualized				Owned by	Owned By		Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)		Total		Company	Tenant		Development	(in thousands)	Major Tenants
RETAIL:
REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY	100.0%	87.6%	$44.09	(4)	1,871,000		1,753,000	79,000		39,000	$335,000	Macy’s, Sears, Wal-Mart, JCPenney, Best Buy,
(10% ground and building leased												BJ's Wholesale Club, Kohl’s (lease not commenced)
through 2039)												Raymour & Flanigan

Monmouth Mall, Eatontown, NJ	50.0%	91.7%	37.88	(4)	1,467,000	(5)	741,000	719,000	(5)	7,000	165,000	Macy’s (5), JCPenney (5), Lord & Taylor, Loews Theatre,
												Barnes & Noble

Springfield Mall, Springfield, VA	97.5%	100.0%	26.36	(4)	1,408,000	(5)	551,000	390,000	(5)	467,000	242,583	Macy’s, JCPenney (5), Target (5)
(66.8% of total square feet is in service)

Bergen Town Center, Paramus, NJ	100.0%	100.0%	42.04	(4)	1,243,000		791,000	13,000		439,000	261,903	Target, Whole Foods Market, Century 21, Nordstrom Rack,
(64.7% of total square feet is in service)												Saks Fifth Avenue Off 5th, Filene’s Basement, Marshalls,
												Nike Factory Store, Lowe’s (lease not commenced)

Broadway Mall, Hicksville, NY	100.0%	86.0%	34.33	(4)	1,140,000	(5)	764,000	376,000	(5)	-	92,601	Macy’s, Ikea, Target (5), National Amusement

Montehiedra, Puerto Rico	100.0%	91.2%	43.34	(4)	540,000		540,000	-		-	120,000	The Home Depot, Kmart, Marshalls,
												Caribbean Theatres, Tiendas Capri

Las Catalinas, Puerto Rico	100.0%	89.0%	52.51	(4)	495,000	(5)	356,000	139,000	(5)	-	59,305	Kmart, Sears (5)

Total Regional Malls		91.1%	$39.33		8,164,000		5,496,000	1,716,000		952,000	$1,276,392

Vornado's Ownership Interest		91.1%	$39.56		6,376,000		5,112,000	327,000		937,000	$1,187,827

STRIP SHOPPING CENTERS:
New Jersey:
North Bergen (Tonnelle Avenue)	100.0%	100.0%	$22.36		410,000		147,000	206,000		57,000	$-	Wal-Mart, BJ's Wholesale Club

East Hanover I and II	100.0%	95.9%	19.73		369,000		363,000	6,000		-	-	The Home Depot, Dick's Sporting Goods, Marshalls
												Loehmann’s
Garfield	100.0%	-	-		325,000		-	-		325,000	-	Wal-Mart, The Home Depot (under development
												by tenants)
Totowa	100.0%	85.6%	17.61		317,000		223,000	94,000		-	-	The Home Depot, Bed Bath & Beyond (6), Marshalls

Bricktown	100.0%	99.1%	17.11		279,000		276,000	3,000		-	-	Kohl's, ShopRite, Marshalls

Union (Route 22 and Morris Avenue)	100.0%	100.0%	25.87		276,000		113,000	163,000		-	-	Lowe's, Toys "R" Us

Hackensack	100.0%	96.4%	21.29		275,000		209,000	66,000		-	-	The Home Depot (6), Pathmark

Cherry Hill	100.0%	98.1%	15.94		263,000		51,000	212,000		-	-	Wal-Mart, Toys "R" Us

Jersey City	100.0%	100.0%	20.50		236,000		66,000	170,000		-	-	Lowe's

Union (2445 Springfield Avenue)	100.0%	100.0%	17.85		232,000		232,000	-		-	-	The Home Depot

East Brunswick I	100.0%	100.0%	15.95		232,000		222,000	10,000		-	-	Kohl's, Dick's Sporting Goods, P.C. Richard & Son,
(325 - 333 Route 18 South)												T.J. Maxx

Middletown	100.0%	84.2%	14.66		231,000		179,000	52,000		-	-	Kohl's, Stop & Shop

Woodbridge	100.0%	100.0%	17.62		227,000		87,000	140,000		-	-	Wal-Mart, Syms

North Plainfield	100.0%	79.7%	7.79		219,000		219,000	-		-	-	Kmart, Pathmark
(ground leased through 2060)

Marlton	100.0%	89.1%	11.40		214,000		210,000	4,000		-	-	Kohl's (6), ShopRite, PetSmart

Item 2.          Properties - continued

				Square Feet
						In Service			Out of Service
	%	%	Annualized			Owned by	Owned By		Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total		Company	Tenant		Development	(in thousands)	Major Tenants
RETAIL (Continued):
Manalapan	100.0%	97.8%	$15.30	208,000		206,000	2,000		-	$-	Best Buy, Bed Bath & Beyond, Babies "R" Us

East Rutherford	100.0%	96.7%	31.27	197,000		42,000	155,000		-	-	Lowe's

East Brunswick II (339-341 Route 18 South)	100.0%	83.1%	-	196,000		33,000	163,000		-	-	Lowe's

Bordentown	100.0%	90.9%	7.11	179,000		179,000	-		-	-	ShopRite

Morris Plains	100.0%	98.2%	19.13	177,000		176,000	1,000		-	-	Kohl's, ShopRite

Dover	100.0%	93.9%	11.21	173,000		167,000	6,000		-	-	ShopRite, T.J. Maxx

Delran	100.0%	76.6%	4.25	171,000		168,000	3,000		-	-	Sam's Club

Lodi (Route 17 North)	100.0%	100.0%	10.29	171,000		171,000	-		-	-	National Wholesale Liquidators

Watchung	100.0%	97.3%	23.19	170,000		54,000	116,000		-	-	BJ's Wholesale Club

Lawnside	100.0%	100.0%	12.82	145,000		142,000	3,000		-	-	The Home Depot, PetSmart

Hazlet	100.0%	100.0%	2.44	123,000		123,000	-		-	-	Stop & Shop

Kearny	100.0%	100.0%	14.24	104,000		32,000	72,000		-	-	Pathmark, Marshalls

Turnersville	100.0%	100.0%	6.25	96,000		89,000	7,000		-	-	Haynes Furniture (6)

Lodi (Washington Street)	100.0%	100.0%	23.09	85,000		85,000	-		-	10,320	A&P

Carlstadt	100.0%	95.5%	22.11	78,000		78,000	-		-	7,570	Stop & Shop
(ground leased through 2050)

North Bergen (Kennedy Boulevard)	100.0%	100.0%	29.78	62,000		6,000	56,000		-	-	Waldbaum's

South Plainfield	100.0%	100.0%	21.14	56,000		56,000	-		-	-	Staples
(ground leased through 2039)

Englewood	100.0%	94.8%	30.39	41,000		41,000	-		-	12,358	New York Sports Club

Eatontown	100.0%	100.0%	26.14	30,000		30,000	-		-	-	Petco

Montclair	100.0%	100.0%	20.48	18,000		18,000	-		-	-	Whole Foods Market

Total New Jersey				6,585,000		4,493,000	1,710,000		382,000	30,248

Pennsylvania:
Allentown	100.0%	99.5%	14.78	626,000		269,000	357,000		-	-	Wal-Mart, Sam's Club, ShopRite,
											Burlington Coat Factory, T.J. Maxx,
											Dick's Sporting Goods

Philadelphia	100.0%	78.1%	13.20	430,000		430,000	-		-	-	Kmart, Health Partners

Wilkes-Barre	100.0%	83.3%	13.08	329,000	(5)	204,000	125,000	(5)	-	20,957	Target (5), Babies "R" Us,
											Ross Dress For Less

Lancaster	100.0%	100.0%	4.43	228,000		58,000	170,000		-	-	Lowe's, Weis Markets

Bensalem	100.0%	100.0%	10.45	185,000		177,000	8,000		-	-	Kohl's (6), Ross Dress for Less, Staples

Broomall	100.0%	86.5%	10.40	169,000		147,000	22,000		-	-	Giant Food (6), A.C. Moore, PetSmart

Bethlehem	100.0%	87.1%	5.64	167,000		164,000	3,000		-	-	Giant Food, Superpetz

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
RETAIL (Continued):
Upper Moreland	100.0%	100.0%	$9.75	122,000	122,000	-	-	$-	Sam's Club

York	100.0%	100.0%	8.16	110,000	110,000	-	-	-	Ashley Furniture

Levittown	100.0%	100.0%	6.25	105,000	105,000	-	-	-	Haynes Furniture (6)

Glenolden	100.0%	100.0%	23.13	102,000	10,000	92,000	-	-	Wal-Mart

Wilkes-Barre	100.0%	50.1%	4.65	81,000	81,000	-	-	-	Ollie's Bargain Outlet
(ground and building leased through 2040)

Wyomissing	100.0%	89.0%	14.17	79,000	79,000	-	-	-	LA Fitness, PetSmart
(ground and building leased through 2065)

Total Pennsylvania				2,733,000	1,956,000	777,000	-	20,957

New York:
Poughkeepsie, NY	100.0%	100.0%	7.55	503,000	391,000	3,000	109,000	-	Kmart, Burlington Coat Factory, ShopRite,
(78.3% of total square feet in service)									Hobby Lobby, Christmas Tree Shops
									Bobs Discount Furniture
Bronx (Bruckner Boulevard)	100.0%	98.5%	20.64	500,000	386,000	114,000	-	-	Kmart, Toys "R" Us, Key Food

Buffalo (Amherst) (ground leased	100.0%	45.0%	5.59	296,000	227,000	69,000	-	-	T.J. Maxx, Toys "R" Us
through 2017)

Huntington	100.0%	96.4%	13.01	208,000	208,000	-	-	15,595	Kmart

Rochester	100.0%	100.0%	-	205,000	-	205,000	-	-	Wal-Mart

Mt. Kisco	100.0%	98.4%	21.00	189,000	72,000	117,000	-	29,703	Target, A&P

Freeport (437 East Sunrise Highway)	100.0%	100.0%	18.00	167,000	167,000	-	-	-	The Home Depot, Cablevision

Staten Island	100.0%	93.1%	17.42	165,000	165,000	-	-	17,400	Waldbaum's

Rochester (Henrietta)	100.0%	89.2%	3.31	158,000	158,000	-	-	-	Kohl's, Ollie's Bargain Outlet
(ground leased through 2056)

Albany (Menands)	100.0%	74.0%	9.00	140,000	140,000	-	-	-	Bank of America

New Hyde Park (ground and building	100.0%	100.0%	18.73	101,000	101,000	-	-	-	Stop & Shop
leased through 2029)

Inwood	100.0%	95.1%	20.52	100,000	100,000	-	-	-	Stop & Shop

North Syracuse (ground and building	100.0%	100.0%	-	98,000	-	98,000	-	-	Wal-Mart
leased through 2014)

West Babylon	100.0%	84.5%	11.40	79,000	79,000	-	-	6,550	Waldbaum's

Bronx (1750-1780 Gun Hill Road)	100.0%	45.3%	45.02	83,000	55,000	-	28,000	-	T.G.I. Friday's, Duane Reade

Queens	100.0%	74.4%	38.78	58,000	58,000	-	-	-	New York Sports Club

Oceanside	100.0%	100.0%	27.83	16,000	16,000	-	-	-	Party City

Total New York				3,066,000	2,323,000	606,000	137,000	69,248

Item 2.          Properties - continued

				Square Feet
						In Service			Out of Service
	%	%	Annualized			Owned by	Owned By		Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total		Company	Tenant		Development	(in thousands)	Major Tenants
RETAIL (Continued):
Maryland:
Baltimore (Towson)	100.0%	100.0%	$14.30	150,000		150,000	-		-	$-	Shoppers Food Warehouse, Staples, A.C. Moore,
											Golf Galaxy

Annapolis	100.0%	100.0%	8.99	128,000		128,000	-		-	-	The Home Depot
(ground and building leased through 2042)

Glen Burnie	100.0%	78.5%	10.42	121,000		65,000	56,000		-	-	Weis Markets

Rockville	100.0%	99.3%	23.06	94,000		94,000	-		-	13,880	Regal Cinemas

Total Maryland				493,000		437,000	56,000		-	13,880

Massachusetts:
Chicopee	100.0%	100.0%	-	224,000		-	224,000		-	-	Wal-Mart

Springfield	100.0%	97.3%	14.86	152,000		33,000	119,000		-	-	Wal-Mart

Milford	100.0%	100.0%	8.01	83,000		83,000	-		-	-	Kohl's (6)
(ground and building leased through 2019)

Total Massachusetts				459,000		116,000	343,000		-	-

California:
San Jose	45.0%	100.0%	29.10	646,000	(5)	427,000	161,000	(5)	58,000	132,570	Target (5) , The Home Depot, Toys "R" Us, Best Buy
(91.0% of total square feet is in service)

Beverly Connection, Los Angeles	100.0%	100.0%	36.33	271,000		193,000	-		78,000	100,000	Marshalls, Old Navy, Sports Chalet, Loehmann’s,
(71.2% of total square feet is in service)											Nordstrom Rack, Ross Dress for Less

Pasadena (ground leased through 2077)	100.0%	64.1%	30.21	133,000		133,000	-		-	-	Breakthru Fitness, Trader Joe’s

San Francisco (The Cannery) (2801	95.0%	23.4%	26.37	104,000		104,000	-		-	18,013
Leavenworth Street)

San Francisco (275 Sacramento Street)	100.0%	100.0%	31.31	76,000		76,000	-		-	-	Open TV Inc.

San Francisco (3700 Geary Boulevard)	100.0%	100.0%	30.00	30,000		30,000	-		-	-	OfficeMax

Walnut Creek (1149 South Main Street)	100.0%	100.0%	39.79	29,000		29,000	-		-	-	Barnes & Noble

Walnut Creek (1556 Mt. Diablo Boulevard)	95.0%	-	-	-		-	-		-	-

Total California				1,289,000		992,000	161,000		136,000	250,583

Connecticut:
Newington	100.0%	100.0%	15.01	188,000		43,000	145,000		-	-	Wal-Mart, Staples

Waterbury	100.0%	100.0%	14.83	148,000		143,000	5,000		-	-	ShopRite

Total Connecticut				336,000		186,000	150,000		-	-

Florida:
Tampa	72.0%	75.5%	21.25	263,000		263,000	-		-	22,759	Pottery Barn, CineBistro, Brooks Brothers
											Williams Sonoma, Lifestyle Family Fitness
Michigan:
Roseville	100.0%	100.0%	5.26	119,000		119,000	-		-	-	JC Penney

Virginia:
Norfolk	100.0%	100.0%	5.85	114,000		114,000	-		-	-	BJ's Wholesale Club
(ground and building leased through 2069)

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
RETAIL (Continued):
Washington, DC
3040 M Street	100.0%	100.0%	$46.36	42,000	42,000	-	-	$-	Barnes & Noble, Barneys

New Hampshire:
Salem (ground leased through 2102)	100.0%	100.0%	-	37,000	-	37,000	-	-	Babies "R" Us

ACQUIRED FROM TOYS 'R' US
Wheaton, MD (ground leased through 2060)	100.0%	100.0%	13.58	66,000	66,000	-	-	-	Best Buy

San Francisco, CA (2675 Geary Street)	100.0%	100.0%	45.76	55,000	55,000	-	-	-	Best Buy
(ground and building leased through 2043)

Cambridge, MA	100.0%	100.0%	19.84	48,000	48,000	-	-	-	PetSmart
(ground and building leased through 2033)

Battle Creek, MI	100.0%	-	-	47,000	47,000	-	-	-

Commack, NY	100.0%	59.0%	22.56	47,000	47,000	-	-	-	PetSmart
(ground and building leased through 2021)

Lansing, IL	100.0%	-	-	47,000	47,000	-	-	-

Springdale, OH	100.0%	-	-	47,000	47,000	-	-	-
(ground and building leased through 2046)

Arlington Heights, IL	100.0%	100.0%	9.00	46,000	46,000	-	-	-	RVI
(ground and building leased through 2043)

Bellingham, WA	100.0%	-	-	46,000	46,000	-	-	-

Dewitt, NY	100.0%	100.0%	18.60	46,000	46,000	-	-	-	Best Buy
(ground leased through 2041)

Ogden, UT	100.0%	-	-	46,000	46,000	-	-	-

Redding, CA	100.0%	49.7%	13.00	46,000	46,000	-	-	-	PetSmart

Antioch, TN	100.0%	100.0%	6.96	45,000	45,000	-	-	-	Best Buy

Charleston, SC	100.0%	100.0%	13.51	45,000	45,000	-	-	-	Best Buy
(ground leased through 2063)

Dorchester, MA	100.0%	100.0%	29.85	45,000	45,000	-	-	-	Best Buy

Signal Hill, CA	100.0%	100.0%	21.89	45,000	45,000	-	-	-	Best Buy

Tampa, FL	100.0%	100.0%	-	45,000	45,000	-	-	-	Nordstrom Rack (lease not commenced)

Vallejo, CA	100.0%	100.0%	15.92	45,000	45,000	-	-	-	Best Buy
(ground leased through 2043)

Freeport, NY (240 West Sunrise Highway)	100.0%	100.0%	18.44	44,000	44,000	-	-	-	Bob's Discount Furniture
(ground and building leased through 2040)

Fond Du Lac, WI	100.0%	100.0%	7.12	43,000	43,000	-	-	-	PetSmart
(ground leased through 2073)

San Antonio, TX	100.0%	100.0%	9.06	43,000	43,000	-	-	-	Best Buy
(ground and building leased through 2041)

Chicago, IL	100.0%	100.0%	10.94	41,000	41,000	-	-	-	Best Buy
(ground and building leased through 2051)

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
RETAIL (Continued):
Springfield, PA	100.0%	100.0%	$19.00	41,000	41,000	-	-	$-	PetSmart
(ground and building leased through 2025)

Tyson's Corner, VA	100.0%	100.0%	35.57	38,000	38,000	-	-	-	Best Buy
(ground and building leased through 2035)

Miami, FL	100.0%	79.9%	13.17	33,000	33,000	-	-	-	Office Depot
(ground and building leased through 2034)

Owensboro, KY	100.0%	100.0%	6.96	32,000	32,000	-	-	-	Best Buy
(ground and building leased through 2046)

Dubuque, IA	100.0%	100.0%	9.00	31,000	31,000	-	-	-	PetSmart
(ground leased through 2043)

Merced, CA	100.0%	100.0%	13.27	31,000	31,000	-	-	-	PetSmart

Midland, MI (ground leased through 2043)	100.0%	83.6%	8.38	31,000	31,000	-	-	-	PetSmart

Texarkana, TX (ground leased through 2043)	100.0%	100.0%	4.39	31,000	31,000	-	-	-	Home Zone

Total Acquired From Toys 'R' Us				1,296,000	1,296,000	-	-	-

CALIFORNIA SUPERMARKETS
Colton (1904 North Rancho Avenue)	100.0%	100.0%	4.44	73,000	73,000	-	-	-	Stater Brothers

Riverside (9155 Jurupa Road)	100.0%	100.0%	6.00	42,000	42,000	-	-	-	Stater Brothers

San Bernadino (1522 East Highland Avenue)	100.0%	100.0%	7.23	40,000	40,000	-	-	-	Stater Brothers

Riverside (5571 Mission Boulevard)	100.0%	100.0%	4.97	39,000	39,000	-	-	-	Stater Brothers

Mojave (ground leased through 2079)	100.0%	100.0%	6.55	34,000	34,000	-	-	-	Stater Brothers

Corona (ground leased through 2079)	100.0%	100.0%	7.76	33,000	33,000	-	-	-	Stater Brothers

Yucaipa	100.0%	100.0%	4.13	31,000	31,000	-	-	-	Stater Brothers

Barstow	100.0%	100.0%	7.15	30,000	30,000	-	-	-	Stater Brothers

Moreno Valley	100.0%	-	-	30,000	30,000	-	-	-

San Bernadino (648 West 4th Street)	100.0%	100.0%	6.74	30,000	30,000	-	-	-	Stater Brothers

Beaumont	100.0%	100.0%	5.58	29,000	29,000	-	-	-	Stater Brothers

Desert Hot Springs	100.0%	100.0%	5.61	29,000	29,000	-	-	-	Stater Brothers

Rialto	100.0%	100.0%	5.74	29,000	29,000	-	-	-	Stater Brothers

Colton (151 East Valley Boulevard)	100.0%	100.0%	6.03	26,000	26,000	-	-	-	Stater Brothers

Fontana	100.0%	100.0%	6.26	26,000	26,000	-	-	-	Stater Brothers

Total California Supermarkets				521,000	521,000	-	-	-

Total Strip Shopping Centers		91.6%	$15.61	17,353,000	12,858,000	3,840,000	655,000	$407,675

Vornado's Ownership Interest		91.5%	$15.30	16,730,000	12,544,000	3,563,000	623,000	$327,488

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
RETAIL (Continued):
MANHATTAN STREET RETAIL
Manhattan Mall	100.0%	96.3%	$79.30	242,000	242,000	-	-	$72,639	JC Penney, Charlotte Russe, Aeropostale, Express

4 Union Square South	100.0%	100.0%	53.25	203,000	203,000	-	-	75,000	Filene's Basement, Whole Foods Market, DSW, Forever 21

1540 Broadway	100.0%	100.0%	80.26	161,000	127,000	-	34,000	-	Forever 21, Planet Hollywood, Disney (lease not commenced)
(78.9% of total square feet is in service)

478-486 Broadway	100.0%	100.0%	100.53	85,000	81,000	-	4,000	-	Top Shop, Madewell, J. Crew

25 West 14th Street	100.0%	100.0%	57.47	62,000	62,000	-	-	-	Guitar Center, Levi's

435 Seventh Avenue	100.0%	100.0%	165.32	43,000	43,000	-	-	52,000	Hennes & Mauritz

155 Spring Street	100.0%	76.8%	100.65	43,000	43,000	-	-	-	Sigrid Olsen

692 Broadway	100.0%	-	-	35,000	35,000	-	-	-

1135 Third Avenue	100.0%	100.0%	98.43	25,000	25,000	-	-	-	GAP

715 Lexington (ground leased through 2041)	100.0%	100.0%	155.56	23,000	23,000	-	-	-	New York & Company, Zales

7 West 34th Street	100.0%	100.0%	185.33	21,000	21,000	-	-	-	Express

828-850 Madison Avenue	100.0%	100.0%	342.02	18,000	18,000	-	-	80,000	Gucci, Chloe, Cartier

484 Eighth Avenue	100.0%	100.0%	84.72	14,000	14,000	-	-	-	T.G.I. Friday's

40 East 66th Street	100.0%	100.0%	380.08	12,000	12,000	-	-	-	Dennis Basso, Nespresso USA
									J. Crew (lease not commenced)
431 Seventh Avenue	100.0%	75.0%	49.38	10,000	10,000	-	-	-

387 West Broadway	100.0%	100.0%	134.42	9,000	9,000	-	-	-	Reiss

677-679 Madison Avenue	100.0%	100.0%	329.89	8,000	8,000	-	-	-	Anne Fontaine

148 Spring Street	100.0%	100.0%	84.88	7,000	7,000	-	-	-	Briel

150 Spring Street	100.0%	100.0%	110.33	7,000	7,000	-	-	-	Puma

211-217 Columbus Avenue	100.0%	100.0%	281.51	6,000	6,000	-	-	-	Club Monaco

968 Third Avenue	50.0%	100.0%	161.29	6,000	6,000	-	-	-	ING Bank

386 West Broadway	100.0%	100.0%	191.31	4,000	4,000	-	-	4,361	Miss Sixty

825 Seventh Avenue	100.0%	100.0%	181.55	4,000	4,000	-	-	-	Lindy's

Total Manhattan Street Retail		94.4%	$96.57	1,048,000	1,010,000	-	38,000	$284,000

Vornado's Ownership Interest		94.4%	$96.37	1,045,000	1,007,000	-	38,000	$284,000

Total Retail Space		91.6%		26,565,000	19,364,000	5,556,000	1,645,000	$1,968,067

Vornado's Ownership Interest		91.6%		24,151,000	18,663,000	3,890,000	1,598,000	$1,799,315

 Item 2.         Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
MERCHANDISE MART:
ILLINOIS:
Merchandise Mart, Chicago	100.0%	94.0%	$29.58	3,494,000	3,494,000	-	-	$550,000	American Intercontinental University (AIU),
									Baker, Knapp & Tubbs, CCC Information Services,
									Ogilvy Group (WPP), Chicago Teachers Union,
									Office of the Special Deputy Receiver, Publicis Groupe,
									Bankers Life & Casualty, Holly Hunt Ltd.,
									Merchandise Mart Headquarters, Steelcase,
									Chicago School of Professional Psychology
									Royal Bank of Canada

350 West Mart Center, Chicago	100.0%	81.1%	25.71	1,223,000	1,223,000	-	-	-	21st Century Telecom/RCN, Ameritech,
									Chicago Sun-Times, Comcast, Fiserv Solutions,
									Ogilvy Group (WPP), Illinois Institute of Art, Ronin Capital

Other	50.0%	79.4%	31.64	19,000	19,000	-	-	24,758

Total Illinois		90.6%	28.66	4,736,000	4,736,000	-	-	574,758

WASHINGTON, DC
Washington Design Center	100.0%	94.2%	37.91	393,000	393,000	-	-	44,247	General Services Administration

HIGH POINT, NORTH CAROLINA
Market Square Complex	100.0%	86.5%	16.21	2,011,000	2,011,000	-	-	217,815	ART Furniture, Cambium Business,
									Canadel Furniture, Century Furniture Company,
									Classic Furniture, HFI Brands, La-Z-Boy,
									Legacy Classic Furniture, Progressive Furniture,
									Robinson & Robinson, Vaughan Furniture
CALIFORNIA
L.A. Mart	100.0%	69.8%	19.93	781,000	781,000	-	-	-	Penstan Investments

NEW YORK
7 West 34th Street	100.0%	91.7%	38.17	419,000	419,000	-	-	-	Kurt Adler

MASSACHUSETTS
Boston Design Center	100.0%	97.6%	29.61	553,000	553,000	-	-	69,667	Boston Brewing/Fitch Puma, Robert Allen
(ground leased through 2060)

Total Merchandise Mart		88.5%	$26.16	8,893,000	8,893,000	-	-	$906,487

Vornado's Ownership Interest		88.5%	$26.16	8,884,000	8,884,000	-	-	$894,108

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)		Major Tenants
555 CALIFORNIA STREET:
555 California Street	70.0%	93.8%	$57.35	1,502,000	1,502,000	-	-	$664,118	(7)	Bank of America, N.A., Dodge & Cox,
										Goldman Sachs & Co., Jones Day,
										Kirkland & Ellis LLP, Morgan Stanley & Co. Inc.,
										McKinsey & Company Inc., UBS Financial Services,

315 Montgomery Street	70.0%	100.0%	42.37	228,000	228,000	-	-	-		Bank of America, N.A.

345 Montgomery Street	70.0%	100.0%	104.87	64,000	64,000	-	-	-		Bank of America, N.A.

Total 555 California Street		94.8%	$57.25	1,794,000	1,794,000	-	-	$664,118

Vornado's Ownership Interest		94.8%	$57.25	1,256,000	1,256,000	-	-	$472,192

Item 2.          Properties - continued

				Square Feet
					In Service		Out of Service
	%	%	Annualized		Owned by	Owned By	Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant	Development	(in thousands)	Major Tenants
WAREHOUSES:
NEW JERSEY
East Hanover - Five Buildings	100.0%	89.4%	$5.40	942,000	942,000	-	-	$24,813	J, Leven & Company, Foremost Int'l Trading Inc.,
									Tri-coastal Design Group Inc.,
									Fidelity Paper & Supply Inc., Gardner Industries,
									Stephen Gould Paper Co., Givaudan Flavors Corp.

Edison	100.0%	-	-	272,000	272,000	-	-	-

Total Warehouses		69.4%	$5.40	1,214,000	1,214,000	-	-	$24,813

Vornado's Ownership Interest		69.4%	$5.40	1,214,000	1,214,000	-	-	$24,813

Item 2.          Properties - continued

				Square Feet
					In Service			Out of Service
	%	%	Annualized		Owned by	Owned By		Under	Encumbrances
Property	Ownership	Occupancy	Rent PSF (1)	Total	Company	Tenant		Development	(in thousands)	Major Tenants
ALEXANDER'S INC.:
New York:
731 Lexington Avenue, Manhattan
Office	32.4%	100.0%	$81.01	885,000	885,000	-		-	$362,989	Bloomberg

Retail	32.4%	100.0%	154.61	174,000	174,000	-		-	320,000	Hennes & Mauritz, Home Depot,
										The Container Store
				1,059,000	1,059,000	-		-	682,989

Kings Plaza Regional Shopping Center,
Brooklyn (24.3 acres)	32.4%	92.0%	40.63	1,098,000	759,000	339,000	(8)	-	183,318	Sears, Lowe's (ground lessee), Macy’s(8)

Rego Park I, Queens (4.8 acres)	32.4%	85.4%	32.28	351,000	351,000	-		-	78,246	Sears, Bed Bath & Beyond, Marshalls

Rego Park II (adjacent to Rego Park I),	32.4%	100.0%	36.25	600,000	403,000	-		197,000	266,411	Century 21, Costco, Kohl's
Queens (6.6 acres)
(67.2% of total square feet is in service)

Flushing, Queens(9) (1.0 acre)	32.4%	100.0%	14.99	167,000	167,000	-		-	-	New World Mall LLC

New Jersey:
Paramus, New Jersey	32.4%	100.0%	-	-	-	-		-	68,000	IKEA (ground lessee)
(30.3 acres ground leased to IKEA
through 2041)

Property to be Developed:
Rego Park III (adjacent to Rego Park II),	32.4%	-	-	-	-	-		-	-
Queens, NY (3.4 acres)

Total Alexander's				3,275,000	2,739,000	339,000		197,000	$1,278,964

Vornado's Ownership Interest				1,061,000	887,000	110,000		64,000	$414,384

Item 2.          Properties - continued

(1)	Annualized Rent PSF excludes ground rent, storage rent and garages.

(2)	Excludes US Post Office leased through 2038 (including five five-year renewal options) for which the annual escalated rent is $11.03 per square foot.

(3)	Excludes 918,000 square feet in two buildings owned by ground lessees on land leased from us, including Pentagon Row Retail and Residential and Ritz Carlton (7.5% interest).

(4)	Annualized base rent disclosed is for mall tenants only.

(5)	Includes square footage of anchors who own the land and building.

(6)	The leases for these former Bradlees locations are guaranteed by Stop and Shop (70% as to Totowa).

(7)	Cross-collateralized by 555 California Street and 315 and 345 Montgomery Streets.

(8)	Owned by Macy’s, Inc.

(9)	Leased by Alexander's through January 2037.

New York Office Properties

As of December 31, 2009, we own 28 office properties in New York City aggregating 16.2 million square feet, including 15.2 million square feet of office space, 817,000 square feet of retail space and 183,000 square feet of showroom space. In addition, the New York Office Properties segment includes 6 garages totaling 368,000 square feet (1,739 spaces) which are managed by, or leased, to third parties. The garage space is excluded from the statistics provided in this section.

Occupancy and average annual escalated rent per square foot, excluding retail space:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent per Square Foot
2009	16,173,000	95.5%	$55.00
2008	16,108,000	96.7%	53.08
2007	15,994,000	97.6%	49.34
2006	13,692,000	97.5%	46.33
2005	12,972,000	96.0%	43.67

2009 New York Office Properties rental revenue by tenants’ industry:

Industry	Percentage
Retail	15%
Finance	14%
Legal Services	9%
Banking	7%
Insurance	5%
Communications	5%
Technology	5%
Publishing	4%
Government	4%
Pharmaceuticals	4%
Real Estate	4%
Advertising	3%
Not-for-Profit	3%
Engineering	2%
Service Contractors	1%
Health Services	1%
Other	14%
100%

New York Office Properties lease terms generally range from five to seven years for smaller tenants to as long as 15 years for major tenants, and may provide for extension options at market rates. Leases typically provide for periodic step‑ups in rent over the term of the lease and pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

New York Office Properties – continued

Tenants accounting for 2% or more of 2009 New York Office Properties total revenues:

Tenant	Square Feet Leased	2009 Revenues	Percentage of New York Office Properties Revenues	Percentage of Total Company Revenues
Macy’s, Inc.	537,000	$26,669,000	2.5%	1.0%
Madison Square Garden L.P. / Rainbow Media Holdings, Inc.	473,000	23,984,000	2.2%	0.9%
McGraw-Hill Companies, Inc.	480,000	22,558,000	2.1%	0.8%
Limited Brands	368,000	21,454,000	2.0%	0.8%

2009 New York Office Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)
909 Third Avenue	279,000	$48.96
595 Madison Avenue	170,000	65.10
One Penn Plaza	161,000	52.53
770 Broadway	156,000	45.77
Two Penn Plaza	139,000	44.72
1290 Avenue of the Americas	104,000	57.63
866 United Nations Plaza	87,000	54.93
57th Street	75,000	46.16
100 West 33rd Street	61,000	41.41
Eleven Penn Plaza	61,000	45.00
350 Park Avenue	56,000	70.07
150 East 58th Street	45,000	53.57
90 Park Avenue	34,000	55.99
888 Seventh Avenue	29,000	65.58
330 Madison Avenue	24,000	57.86
40 Fulton Street	20,000	34.78
689 Fifth Avenue	2,000	67.05
Total	1,503,000	52.17
Vornado’s Ownership Interest	1,417,000	52.13

_________________________________

(1) Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

In addition to the office space noted above, during 2009 we leased 43,000 square feet of retail space contained in office buildings at an average initial rent of $188.09, a 55.7% increase over the prior escalated rent per square foot.

New York Office Properties – continued

Lease expirations as of December 31, 2009 assuming none of the tenants exercise renewal options:

Office Space:				Percentage of New York	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases		Office Properties Square Feet	Total	Per Square Foot
Office Space:
Month to month	75	180,000		1.1%	$10,268,000	$57.04
2010	106	760,000		4.7%	39,825,000	52.40
2011	83	861,000		5.4%	51,249,000	59.52
2012	96	1,727,000		10.8%	87,787,000	50.83
2013	59	868,000	(1)	5.4%	42,998,000	49.54
2014	78	733,000		4.6%	41,404,000	56.49
2015	83	2,135,000		13.3%	117,262,000	54.92
2016	46	930,000		5.8%	48,270,000	51.90
2017	33	836,000		5.2%	47,265,000	56.54
2018	30	760,000		4.7%	49,322,000	64.90
2019	26	577,000		3.6%	33,082,000	57.33

Retail Space:
(contained in office buildings)
Month to month	2	3,000		—	$444,000	$148.00
2010	12	31,000		0.2%	1,827,000	60.90
2011	5	37,000		0.2%	1,981,000	53.54
2012	6	21,000		0.1%	3,938,000	187.52
2013	17	51,000		0.3%	8,130,000	159.41
2014	10	86,000		0.5%	18,252,000	212.23
2015	8	32,000		0.2%	7,098,000	221.81
2016	4	319,000		2.0%	17,204,000	53.93
2017	2	22,000		0.1%	2,137,000	97.14
2018	8	115,000		0.7%	12,199,000	106.08
2019	5	33,000		0.2%	7,672,000	232.48

_________________________

(1)    Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including five 5-year renewal options) for which the annual escalated rent is $11.03 per square foot.

Washington, DC Office Properties

As of December 31, 2009, we own 84 properties aggregating 18.6 million square feet in the Washington, DC / Northern Virginia area including 76 office buildings, 7 residential properties, a hotel property and 20.8 acres of undeveloped land.  In addition, the Washington, DC Office Properties segment includes 51 garages totaling approximately 9.1 million square feet (29,000 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

As of December 31, 2009, 33% percent of the space in our Washington, DC Office Properties segment was leased to various agencies of the U.S. Government.

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent per Square Foot
2009	18,560,000	94.9%	$39.01
2008	17,666,000	95.0%	37.70
2007	17,483,000	93.3%	35.15
2006	17,456,000	92.6%	32.36
2005	17,112,000	90.9%	31.68

2009 Washington, DC Office Properties rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	34%
Government Contractors	23%
Legal Services	10%
Membership Organizations	7%
Manufacturing	3%
Real Estate	3%
Computer and Data Processing	3%
Business Services	3%
Communication	1%
Television Services	1%
Health Services	1%
Education	1%
Radio and Television	1%
Other	9%
100%

Washington, DC Office Properties lease terms generally range from five to seven years, and may provide for extension options at either pre-negotiated or market rates. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants, the tenants’ share of increases in real estate taxes and certain property operating expenses over a base year. Periodic step-ups in rent are usually based upon either fixed percentage increases or the consumer price index. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Washington, DC Office Properties – continued

Tenants accounting for 2% or more of Washington, DC Office Properties total revenues:

Tenant	Square Feet Leased	2009 Revenues	Percentage of Washington, DC Office Properties Revenues	Percentage of Total Company Revenues
U.S. Government	5,870,000	$182,874,000	26.5%	6.7%
Howrey LLP	327,000	21,807,000	3.2%	0.8%
Academy for Educational Development	367,000	15,256,000	2.2%	0.6%
Boeing	387,000	15,158,000	2.2%	0.6%
SAIC, Inc.	449,000	15,126,000	2.2%	0.6%
Greenberg Traurig LLP	115,000	13,514,000	2.0%	0.5%

2009 Washington, DC Office Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)

S. Clark Street / 12th Street	866,000	$40.89
Skyline Place / One Skyline Tower	519,000	36.27
2011-2451 Crystal Drive	467,000	41.82
1800, 1851 and 1901 South Bell Street	390,000	42.41
1550-1750 Crystal Drive / 241-251 18th Street	353,000	41.90
2001 Jefferson Davis Highway and 223 23rd Street / 2221 South Clark Street	203,000	38.46
2200 / 2300 Clarendon Blvd (Courthouse Plaza)	71,000	39.15
1730 M Street, NW	45,000	42.45
Commerce Executive	40,000	28.74
Reston Executive	35,000	29.64
Partially Owned Entities	35,000	36.40
1227 25th Street, NW	32,000	53.87
Democracy Plaza One	30,000	35.74
1150 17th Street, NW	21,000	43.69
1726 M Street, NW	15,000	40.52
1101 17th Street, NW	9,000	44.67
Universal Buildings (1825-1875 Connecticut Avenue, NW)	8,000	42.38
2101 L Street, NW	6,000	50.00
1750 Pennsylvania Avenue, NW	4,000	48.75
Warner Building – 1299 Pennsylvania Avenue, NW	4,000	64.87
1140 Connecticut Avenue, NW	3,000	39.00
1999 K Street, NW (sold in 2009)	2,000	76.50
	3,158,000	40.26

_________________________

(1)       Most leases (excluding US Government leases) include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

Washington, DC Office Properties – continued

Lease expirations as of December 31, 2009 assuming none of the tenants exercise renewal options:

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Washington, DC Office Properties Square Feet	Annual Escalated Rent of Expiring Leases
				Total	Per Square Foot
Month to month	76	258,000	1.7%	$7,387,000	$28.61
2010	301	2,012,000	13.6%	74,643,000	37.11
2011	287	2,033,000	13.8%	73,957,000	36.38
2012	225	2,591,000	17.6%	96,717,000	37.32
2013	135	1,011,000	6.9%	39,558,000	39.12
2014	116	1,039,000	7.0%	36,713,000	35.33
2015	87	1,184,000	8.0%	44,342,000	37.44
2016	34	825,000	5.6%	32,124,000	38.94
2017	35	342,000	2.3%	12,505,000	36.58
2018	44	987,000	6.7%	47,038,000	47.66
2019	40	1,046,000	7.1%	40,708,000	38.92

RETAIL PROPERTIES

As of December 31, 2009, we own 162 retail properties, of which 132 are strip shopping centers located primarily in the Northeast, Mid-Atlantic and California; 7 are regional malls located in New York, New Jersey, Virginia and San Juan, Puerto Rico; and 23 are retail properties located in Manhattan (“Manhattan Street Retail”).  Our strip shopping centers and malls are generally located on major highways in mature, densely populated areas, and therefore attract consumers from a regional, rather than a neighborhood market place.

Strip Shopping Centers

Our strip shopping centers contain an aggregate of 16.1 million square feet and are substantially (over 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

Regional Malls

The Green Acres Mall in Valley Stream, Long Island, New York contains 1.8 million square feet, and is anchored by Macy’s, Sears, Wal-Mart, J.C. Penney, Best Buy and a BJ’s Wholesale Club.

The Monmouth Mall in Eatontown, New Jersey, in which we own a 50% interest, contains 1.5 million square feet and is anchored by Macy’s, Lord & Taylor and J.C. Penney, two of which own their stores aggregating 457,000 square feet.

The Springfield Mall in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, J.C. Penney and Target who own their stores aggregating 390,000 square feet.  We continue to evaluate plans to renovate and reposition the mall; given current economic conditions, that may require us to renegotiate the terms of the existing debt and, accordingly, we have requested that the debt be placed with the special servicer.

The Bergen Town Center in Paramus, New Jersey contains 950,000 square feet and is anchored by Century 21, Whole Foods and Target under leases aggregating 416,000 square feet.  We are currently developing 250,000 square feet of retail space adjacent to the mall which will be anchored by Lowe’s Home Improvement.  This development is expected to be completed in 2010.

The Broadway Mall in Hicksville, Long Island, New York contains 1.1 million square feet and is anchored by Macy’s, Ikea, Multiplex Cinema and Target, which owns its store containing 141,000 square feet.

The Montehiedra Mall in San Juan, Puerto Rico contains 540,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 495,000 square feet and is anchored by Kmart and Sears, which owns its 139,000 square foot store.

Manhattan Street Retail

Manhattan Street Retail is comprised of 23 properties containing 1,048,000 square feet.  These properties include (i) properties in the Penn Plaza district, such as the Manhattan Mall which contains 242,000 square feet, anchored by JC Penney; (ii) 4 Union Square which contains 203,000 square feet, anchored by Whole Foods Market, Filenes Basement and DSW; (iii) 1540 Broadway in Times Square which contains 161,000 square feet, anchored by Forever 21 and Disney, which will open their flagship stores in 2010, and Planet Hollywood; and (iv) properties on Madison Avenue and in So-Ho occupied by retailers including H&M, Top Shop, Madewell, the GAP, Gucci, Chloe and Cartier.  In addition, we own 817,000 square feet of retail space in certain of our New York office buildings, which is part of our New York Office Properties segment.

RETAIL PROPERTIES – CONTINUED

Occupancy and average annual net rent per square foot:

As of December 31, 2009, the aggregate occupancy rate for the entire Retail Properties segment of 22.6 million square feet was 91.6%.   Details of our ownership interest in the strip shopping centers, regional malls and Manhattan Street retail for the past five years are provided below.

Strip Shopping Centers:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Net Rent per Square Foot
2009	16,107,000	91.5%	$15.30
2008	15,755,000	91.9%	14.52
2007	15,463,000	94.1%	14.12
2006	12,933,000	92.9%	13.48
2005	10,750,000	95.5%	12.07

Regional Malls:

			Average Annual Net Rent Per Square Foot
As of December 31,	Rentable Square Feet	Occupancy Rate	Mall Tenants	Mall and Anchor Tenants
2009	5,439,000	91.1%	$39.56	$20.67
2008	5,232,000	93.0%	37.59	20.38
2007	5,528,000	96.1%	34.94	19.11
2006	5,640,000	93.4%	32.64	18.12
2005	4,817,000	96.2%	31.83	18.24

For the years ending December 31, 2009 and 2008, mall sales per square foot, including partially owned malls, were $457.00 and $487.00, respectively.

Manhattan Street Retail:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Net Rent per Square Foot
2009	1,007,000	95.3%	$96.37
2008	874,000	90.4%	97.18
2007	943,000	86.8%	89.86
2006	691,000	83.6%	83.53
2005	602,000	90.9%	81.94

RETAIL PROPERTIES – CONTINUED

2009 Retail Properties rental revenue by type of retailer:

Industry	Percentage
Discount Stores	13%
Women’s Apparel	11%
Family Apparel	10%
Supermarkets	9%
Home Entertainment and Electronics	7%
Restaurants	6%
Home Improvement	6%
Banking and Other Business Services	5%
Department Stores	5%
Personal Services	3%
Home Furnishings	3%
Membership Warehouse Clubs	2%
Jewelry	2%
Other	18%
100%

Retail Properties lease terms generally range from five years or less in some instances for smaller tenants to as long as 25 years for major tenants.  Leases generally provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume.  Percentage rents accounted for less than 1% of the Retail Properties total revenues during 2009.

Tenants accounting for 2% or more of 2009 Retail Properties total revenues:

Tenant	Square Feet Leased	2009 Revenues	Percentage of Retail Properties Revenues	Percentage of Total Company Revenues
The Home Depot, Inc	990,000	$18,184,000	3.3%	0.7%
Best Buy Co, Inc.	619,000	16,982,000	3.1%	0.6%
Wal-Mart/Sam’s Wholesale	1,674,000	16,643,000	3.0%	0.6%
Stop & Shop Companies, Inc. (Stop & Shop)	729,000	14,055,000	2.5%	0.5%
Sears Holdings Corporation (Sears and Kmart)	1,017,000	12,172,000	2.2%	0.4%

RETAIL PROPERTIES – CONTINUED

Lease expirations as of December 31, 2009 assuming none of the tenants exercise renewal options:

Year	Number of Expiring Leases	Square Feet of Expiring Leases	Percentage of Retail Properties Square Feet	Annual Net Rent of Expiring Leases
				Total	Per Square Foot
Strip Shopping Centers:
Month to month	17	46,000	0.2%	$962,000	$20.79
2010	52	490,000	2.4%	7,484,000	15.26
2011	71	949,000	4.7%	10,145,000	10.69
2012	65	872,000	4.3%	12,194,000	13.98
2013	113	1,980,000	9.7%	24,466,000	12.35
2014	104	1,191,000	5.8%	19,413,000	16.30
2015	45	598,000	2.9%	10,583,000	17.70
2016	41	688,000	3.4%	10,475,000	15.22
2017	32	323,000	1.6%	4,562,000	14.11
2018	54	932,000	4.6%	14,173,000	15.21
2019	44	930,000	4.6%	16,807,000	18.07

Malls:
Month to month	51	110,000	0.5%	$3,693,000	$33.50
2010	89	262,000	1.3%	7,459,000	28.43
2011	61	251,000	1.2%	7,619,000	30.29
2012	47	216,000	1.1%	5,486,000	25.40
2013	72	272,000	1.3%	8,223,000	30.28
2014	48	343,000	1.7%	6,412,000	18.70
2015	53	267,000	1.3%	6,900,000	25.86
2016	43	388,000	1.9%	4,844,000	12.47
2017	43	467,000	2.3%	7,760,000	16.61
2018	45	114,000	0.6%	5,145,000	44.97
2019	45	182,000	0.9%	6,532,000	35.94

Manhattan Street Retail:
Month to month	3	4,000	—	$154,000	$34.83
2010	2	7,000	—	1,210,000	177.26
2011	9	96,000	0.5%	6,247,000	65.06
2012	8	36,000	0.2%	2,028,000	55.91
2013	4	23,000	0.1%	2,993,000	129.24
2014	7	30,000	0.1%	4,049,000	136.37
2015	6	23,000	0.1%	2,439,000	107.27
2016	8	20,000	0.1%	4,044,000	206.03
2017	6	17,000	0.1%	2,539,000	152.43
2018	16	128,000	0.6%	20,963,000	164.00
2019	10	58,000	0.3%	8,259,000	142.85

RETAIL PROPERTIES – CONTINUED

2009 Retail Properties Leasing Activity:

Location	Square Feet	Average Initial Rent Per Square Foot (1)
Bergen Town Center, Paramus, NJ	222,000	$25.01
Green Acres Mall, Valley Stream, NY	190,000	15.46
Poughkeepsie, NY	130,000	4.35
Albany (Menands), NY	104,000	9.00
Tampa, FL	45,000	19.80
San Francisco (275 Sacramento Street), CA	43,000	42.50
Wilkes-Barre, PA	40,000	6.53
East Hanover I and II, NJ	35,000	21.42
Baltimore (Towson), MD	33,000	16.45
Bricktown, NJ	28,000	14.06
Huntington, NY	25,000	16.23
Las Catalinas, Puerto Rico	19,000	49.56
155 Spring Street, New York, NY	17,000	40.01
Springfield Mall, Springfield, VA	16,000	47.66
North Plainfield, NJ	13,000	9.58
Inwood, NY	12,000	29.79
York, PA	12,000	9.20
Bethlehem, PA	11,000	3.00
Totowa, NJ	11,000	34.00
Buffalo (Amherst), NY	10,000	12.25
North Bergen (Tonnelle Ave), NJ	9,000	44.86
Cherry Hill, NJ	8,000	22.60
Hackensack, NJ	8,000	30.55
Broadway Mall, Hicksville, NY	7,000	63.09
Glenolden, PA	7,000	21.50
Bronx (Bruckner Boulevard), NY	6,000	24.17
Monmouth Mall, Eatontown, NJ	6,000	43.64
Rockville, MD	6,000	28.50
San Francisco (The Cannery) (2801 Leavenworth Street), CA	6,000	25.00
148 Spring Street, New York, NY	5,000	42.16
Springfield, MA	5,000	23.39
Union (Route 22 and Morris Avenue ), NJ	5,000	29.00
Other	45,000	115.66
	1,139,000	23.28

__________________________

(1)   Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

MERCHANDISE MART PROPERTIES

As of December 31, 2009, we own 8 Merchandise Mart Properties containing an aggregate of 8.9 million square feet. The Merchandise Mart Properties segment also contains 7 garages totaling 1.0 million square feet (3,312 spaces). The garage space is excluded from the statistics provided in this section.

Square feet by location and use as of December 31, 2009:

(Amounts in thousands)			Showroom
	Total	Office	Total	Permanent	Temporary Trade Show	Retail
Chicago, Illinois:
Merchandise Mart	3,494	1,040	2,387	1,805	582	67
350 West Mart Center	1,223	1,135	88	88	—	—
Other	10	—	—	—	—	10
Total Chicago, Illinois	4,727	2,175	2,475	1,893	582	77
High Point, North Carolina:
Market Square Complex	1,751	32	1,691	1,227	464	28
National Furniture Mart	260	—	260	260	—	—
Total High Point, North Carolina	2,011	32	1,951	1,487	464	28
Los Angeles, California:
L.A. Mart	781	32	740	686	54	9
Boston, Massachusetts:
Boston Design Center	553	124	424	424	—	5
New York, New York:
7 West 34th Street	419	15	404	362	42	—
Washington, DC:
Washington Design Center	393	86	307	307	—	—
Total Merchandise Mart Properties	8,884	2,464	6,301	5,159	1,142	119

Occupancy rate	88.5%	88.9%	88.4%			87.0%

MERCHANDISE MART PROPERTIES – CONTINUED

Office Space

Occupancy and average annual escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2009	2,464,000	88.9%	$23.52
2008	2,424,000	96.5%	25.18
2007	2,358,000	96.7%	24.99
2006	2,316,000	97.2%	23.82
2005	2,703,000	96.7%	25.05

2009 Merchandise Mart Properties office rental revenues by tenants’ industry:

Industry	Percentage
Service	31%
Telecommunications	13%
Education	13%
Banking	9%
Government	7%
Publications	7%
Insurance	6%
Other	14%
100%

Office lease terms generally range from three to seven years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction of its premises.

Office tenants accounting for 2% or more of Merchandise Mart Properties’ 2009 total revenues:

Tenant	Square Feet Leased	2009 Revenues	Percentage of Merchandise Mart Properties Revenues	Percentage of Total Company Revenues
Ogilvy Group (WPP)	270,000	$7,961,000	3.0%	0.3%

MERCHANDISE MART PROPERTIES– CONTINUED

2009 leasing activity – Merchandise Mart Properties office space:

	Square Feet	Average Initial Rent Per Square Foot (1)
350 West Mart Center	146,000	$33.68
Merchandise Mart	42,000	34.58
Washington Design Center	15,000	45.66
Total	203,000	34.76

___________________________________

 (1)  Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

Lease expirations for Merchandise Mart Properties office space as of December 31, 2009 assuming none of the tenants exercise renewal options:

			Percentage of Merchandise Mart	Annual Escalated Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases	Properties Office Square Feet	Total	Per Square Foot
2010	7	33,000	1.6%	$843,000	$25.70
2011	17	77,000	3.8%	2,048,000	26.51
2012	8	105,000	5.2%	2,984,000	28.46
2013	19	84,000	4.2%	2,514,000	29.77
2014	5	106,000	5.2%	3,055,000	28.79
2015	9	235,000	11.6%	6,614,000	28.12
2016	5	118,000	5.8%	3,086,000	26.16
2017	5	86,000	4.2%	1,705,000	19.85
2018	10	287,000	14.1%	8,350,000	29.06
2019	4	8,000	0.4%	326,000	39.71

MERCHANDISE MART PROPERTIES – CONTINUED

Showroom Space

The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for hosting trade shows for the contract furniture, casual furniture, gift, carpet, crafts, apparel and design industries. Merchandise Mart Properties own and operate five of the leading furniture and gift trade shows, including the contract furniture industry’s largest trade show, NeoCon, which attracts over 50,000 attendees each June and is hosted at the Merchandise Mart building in Chicago.  The Market Square Complex is co-host to the home furniture industry’s semi-annual (April and October) market weeks which occupy over 1.2 million square feet in the High Point, North Carolina region.

Occupancy and average escalated rent per square foot:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2009	6,301,000	88.4%	$27.17
2008	6,332,000	92.2%	26.72
2007	6,139,000	93.7%	26.16
2006	6,370,000	93.6%	25.17
2005	6,290,000	94.7%	24.04

2009 Merchandise Mart Properties showroom rental revenues by tenants’ industry:

Industry	Percentage
Residential Design	31%
Gift	20%
Contract Furnishing	17%
Residential Furnishing	15%
Casual Furniture	6%
Apparel	5%
Building Products	4%
Art	2%
100%

2009 Leasing Activity – Merchandise Mart Properties showroom space:

	Square Feet	Average Initial Rent Per Square Foot (1)
Market Square Complex	484,000	$12.83
Merchandise Mart	299,000	40.78
L.A. Mart	149,000	19.84
7 West 34th Street	108,000	43.98
Washington Design Center	89,000	47.23
Boston Design Center	89,000	36.76
350 West Mart Center	20,000	28.01
Total	1,238,000	27.58

___________________________

 (1)  Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

MERCHANDISE MART PROPERTIES – CONTINUED

Lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2009 assuming none of the tenants exercise renewal options:

	Number of	Square Feet of	Percentage of Merchandise Mart Properties’ Showroom	Annual Escalated Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Month to month	35	80,000	1.8%	$2,091,000	$26.14
2010	180	555,000	12.7%	15,477,000	27.89
2011	154	577,000	13.2%	16,685,000	28.93
2012	143	610,000	14.0%	16,180,000	26.53
2013	128	631,000	14.4%	18,507,000	29.33
2014	119	543,000	12.4%	15,469,000	28.49
2015	61	363,000	8.3%	10,493,000	28.93
2016	37	197,000	4.5%	6,537,000	33.13
2017	45	407,000	9.3%	13,736,000	33.73
2018	34	212,000	4.9%	7,705,000	36.32
2019	17	89,000	2.0%	3,224,000	36.04

Retail Space

The Merchandise Mart Properties segment also contains approximately 119,000 square feet of retail space, which was 87.0% occupied at December 31, 2009.

TOYS “R” US, INC. (“TOYS”)

As of December 31, 2009 we own a 32.7% interest in Toys, a worldwide specialty retailer of toys and baby products, which has a significant real estate component.  Toys had $5.9 billion of outstanding debt at October 31, 2009, of which our pro rata share was $1.9 billion, none of which is recourse to us.

The following table sets forth the total number of stores operated by Toys as of December 31, 2009:

	Total	Owned	Building Owned on Leased Ground	Leased
Domestic	851	300	231	320
International	514	79	26	409
Subtotal	1,365	379	257	729
Franchised stores	202
Total	1,567

OTHER INVESTMENTS

555 California Street Complex

As of December 31, 2009, we own a 70% controlling interest in a three-building complex containing 1.8 million square feet, known as The Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”), which we acquired in 2007.

Occupancy and average annual rent per square foot as of December 31, 2009:

As of December 31,	Rentable Square Feet	Occupancy Rate	Average Annual Escalated Rent Per Square Foot
2009	1,794,000	94.8%	$57.25
2008	1,789,000	94.0%	57.98
2007	1,789,000	95.0%	59.84

2009 rental revenue by tenants’ industry:

Industry	Percentage
Finance	39%
Banking	42%
Legal Services	11%
Retail	1%
Others	7%
100%

Lease terms generally range from five to seven years for smaller tenants to as long as 15 years for major tenants, and may provide for extension options at market rates. Leases typically provide for periodic step‑ups in rent over the term of the lease and pass through to tenants their share of increases in real estate taxes and operating expenses over a base year.  Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Tenants accounting for 2% or more of total revenues:

Tenant	Square Feet Leased	2009 Revenues	Percentage of 555 California Street Complex’s Revenues	Percentage of Total Company Revenues
Bank of America	659,000	37,712,000	36.2%	1.4%
UBS Financial Services	134,000	8,410,000	8.1%	0.3%
Goldman, Sachs & Co.	97,000	6,446,000	6.2%	0.2%
Morgan Stanley & Company, Inc.	89,000	6,417,000	6.2%	0.2%
Kirkland & Ellis LLP	125,000	5,837,000	5.6%	0.2%
McKinsey & Company Inc.	54,000	4,256,000	4.1%	0.2%
Dodge & Cox	62,000	3,898,000	3.7%	0.1%

2009 leasing activity:

During 2009 we leased 100,000 square feet at a weighted average rent initial rent of $52.82 per square foot.

OTHER INVESTMENTS – CONTINUED

Alexander’s, Inc. (“Alexander’s”)

As of December 31, 2009, we own 32.4% of the outstanding common stock of Alexander’s, which has seven properties in the greater New York metropolitan area.  Alexander’s had $1.3 billion of outstanding debt at December 31, 2009, of which our pro rata share was $414 million, none of which is recourse to us.

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
Rental information:	2009	2008	2007	2006	2005
Hotel:
Average occupancy rate	71.5%	84.1%	84.4%	82.1%	83.7%
Average daily rate	$133.20	$171.32	$154.78	$133.33	$115.74
Revenue per available room	$95.18	$144.01	$130.70	$109.53	$96.85
Commercial:
Office space:
Average occupancy rate	30.4%	30.4%	57.0%	41.2%	38.7%
Annual rent per square foot	$20.54	$18.78	$22.23	$16.42	$10.70
Retail space:
Average occupancy rate	70.7%	69.5%	73.3%	79.9%	79.8%
Annual rent per square foot	$35.05	$41.75	$33.63	$27.54	$26.02

Lexington Realty Trust (“Lexington”)

As of December 31, 2009, we own 15.2% of the outstanding common shares of Lexington, which has interests in 259 properties, encompassing approximately 45.9 million square feet across 43 states, generally net-leased to major corporations.  Lexington had approximately $2.1 billion of outstanding debt at of December 31, 2009, of which our pro rata share was $342 million, none of which is recourse to us.

Warehouse/Industrial Properties

As of December 31, 2009, we own 6 warehouse/industrial properties in New Jersey containing approximately 1.2 million square feet.  Average lease terms range from three to five years. The following table sets forth the occupancy rate and average annual rent per square foot at the end of each of the past five years.

As of December 31,	Occupancy Rate	Average Annual Rent Per Square Foot
2009	69.4%	$5.40
2008	100.0%	4.70
2007	100.0%	4.70
2006	96.9%	4.17
2005	100.0%	4.19

Item 3.          Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  The motion was argued and submitted for decision on December 18, 2009.  The course of future proceedings will depend upon the outcome of Stop & Shop’s motion, but we anticipate that a trial date will be set for some time in 2010.  We intend to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants.  In April 2007, H Street acquired the remaining 50% interest in that fee.  In April 2007, we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners.  The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  We believe this claim is without merit and regardless of merit, in our opinion, after consultation with legal counsel, this claim will not have a material effect on our financial condition, results of operations or cash flows.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

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

Name	Age	Principal Occupation, Position and Office (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	68

Chairman of the Board; Chief Executive Officer from May 1989 to May 2009; Managing
General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael D. Fascitelli	53

Chief Executive Officer since May 2009; President and a Trustee since December 1996;
President of Alexander’s Inc. since August 2000 and Director since December 1996;
Partner at Goldman, Sachs & Co. in charge of its real estate practice from December
1992 to December 1996; and Vice President at Goldman, Sachs & Co., prior to
December 1992.

Michelle Felman	47

Executive Vice President—Acquisitions since September 2000; Independent Consultant to Vornado from October 1997 to September 2000; Managing Director—Global
Acquisitions and Business Development of GE Capital from 1991 to July 1997.

David R. Greenbaum	58	President of the New York City Office Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Christopher Kennedy	46

President of the Merchandise Mart Division since September 2000; Executive Vice
President of the Merchandise Mart Division from April 1998 to September 2000;
Executive Vice President of Merchandise Mart Properties, Inc. from 1994 to April 1998.

Joseph Macnow	64

Executive Vice President—Finance and Administration since January 1998 and Chief
Financial Officer since March 2001; Vice President and Chief Financial Officer of the
Company from 1985 to January 1998; Executive Vice President and Chief Financial
Officer of Alexander’s, Inc. since August 1995.

Sandeep Mathrani	47	Executive Vice President—Retail Real Estate since March 2002; Executive Vice President, Forest City Ratner from 1994 to February 2002.

Mitchell N. Schear	51	President of Vornado/Charles E. Smith L.P. (our Washington, DC Office division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	49	Executive Vice President—Capital Markets since April 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

PART II

Item 5.        Market for Registrant’s Common Equity, Related STOCKholder Matters and
issuer purchases of equity securities

Vornado’s common shares are traded on the New York Stock Exchange under the symbol “VNO.”

Quarterly closing price ranges of the common shares and dividends paid per share for the years ended December 31, 2009 and 2008 were as follows:

Quarter	Year Ended December 31, 2009			Year Ended December 31, 2008
	High	Low	Dividends	High	Low	Dividends

1st	$62.33	$27.01	$0.95	$94.54	$76.64	$0.90
2nd	54.00	32.00	0.95	99.70	85.94	0.90
3rd	70.23	39.65	0.65	108.15	83.00	0.90
4th	73.96	56.54	0.65	90.65	36.66	0.95

During 2009 dividends were paid in a combination of cash and Vornado common shares; first and second quarter dividends were paid 40% in cash and 60% in shares and third and fourth quarter dividends were paid 60% in cash and 40% in shares.  During 2008 dividends were paid all in cash.  Effective with the first quarter dividend in 2010, we have returned to an all cash dividend policy.

On February 1, 2010, there were 1,450 holders of record of our common shares.

Recent Sales of Unregistered Securities

During the fourth quarter of 2009, we issued 35,719 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2009, other than 1,123,174 common shares used by officers and employees of the Company to pay for the exercise price and related withholding taxes resulting from stock option exercises.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index.  The graph assumes that $100 was invested on December 31, 2004 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2004	2005	2006	2007	2008	2009
Vornado Realty Trust	100	115	174	130	93	115
S&P 500 Index	100	105	121	128	81	102
The NAREIT All Equity Index	100	112	151	128	80	102

Item 6.          Selected Financial Data

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Operating Data:
Revenues:
Property rentals	$2,222,285	$2,207,399	$1,972,230	$1,539,813	$1,356,727
Tenant expense reimbursements	361,982	357,986	323,075	260,447	206,386
Fee and other income	158,311	127,301	109,938	103,587	94,603
Total revenues	2,742,578	2,692,686	2,405,243	1,903,847	1,657,716
Expenses:
Operating	1,087,785	1,069,445	950,487	735,668	627,980
Depreciation and amortization	539,503	536,820	440,224	317,524	251,751
General and administrative	231,688	194,023	189,024	180,077	139,400
Impairment and other losses	87,823	81,447	10,375	—	—
Total expenses	1,946,799	1,881,735	1,590,110	1,233,269	1,019,131
Operating income	795,779	810,951	815,133	670,578	638,585
Income (loss) applicable to Alexander’s	53,529	36,671	50,589	(14,530)	59,022
Income (loss) applicable to Toys ‘R’ Us	92,300	2,380	(14,337)	(47,520)	(40,496)
(Loss) income from partially owned entities	(73,439)	(195,878)	31,891	60,355	34,917
Interest and other investment (loss) income, net	(116,330)	(2,682)	226,425	255,391	164,941
Interest and debt expense	(634,283)	(635,724)	(599,804)	(399,580)	(284,876)
Net (loss) gain on early extinguishment of debt	(25,915)	9,820	—	—	—
Net gains on disposition of wholly owned and partially owned assets other than depreciable real estate	5,641	7,757	39,493	76,073	39,042
Income before income taxes	97,282	33,295	549,390	600,767	611,135
Income tax (expense) benefit	(20,737)	204,537	(9,179)	(491)	(2,315)
Income from continuing operations	76,545	237,832	540,211	600,276	608,820
Income from discontinued operations	51,905	173,613	67,622	33,080	61,194
Net income	128,450	411,445	607,833	633,356	670,014
Net income attributable to noncontrolling interests, including unit distributions	(22,281)	(52,148)	(66,294)	(78,574)	(133,134)
Net income attributable to Vornado	106,169	359,297	541,539	554,782	536,880
Preferred share dividends	(57,076)	(57,091)	(57,177)	(57,511)	(46,501)
Net income attributable to common shareholders	$49,093	$302,206	$484,362	$497,271	$490,379

Income from continuing operations - basic	$0.00	$0.94	$2.78	$3.26	$3.20
Income from continuing operations - diluted	0.00	0.91	2.66	3.09	3.04
Income per share – basic	0.28	1.96	3.18	3.49	3.66
Income per share – diluted	0.28	1.91	3.05	3.31	3.48
Dividends per common share	3.20 (1)	3.65	3.45	3.79	3.90

Balance Sheet Data:
Total assets	$20,185,472	$21,418,048	$22,478,717	$17,954,384	$13,637,102
Real estate, at cost	17,949,517	17,819,679	17,029,965	11,512,518	9,573,177
Accumulated depreciation	(2,494,441)	(2,167,403)	(1,809,048)	(1,446,588)	(1,208,004)
Debt	10,939,615	12,437,923	11,718,977	8,402,955	5,489,694
Total equity	6,649,406	6,214,652	6,011,240	5,006,596	4,659,359

_____________________

(1)   Paid in combination of cash and Vornado common shares.

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007	2006	2005
Other Data:
Funds From Operations (“FFO”) (1):
Net income attributable to Vornado	$106,169	$359,297	$541,539	$554,782	$536,880
Depreciation and amortization of real property	508,572	509,367	451,313	337,730	276,921
Net gains on sale of real estate	(45,282)	(57,523)	(60,811)	(33,769)	(31,614)
Proportionate share of adjustments to equity in net income of Toys to arrive at FFO:
Depreciation and amortization of real property	65,358	66,435	85,244	60,445	12,192
Net gains on sale of real estate	(164)	(719)	(3,012)	(2,178)	—
Income tax effect of above adjustments	(22,819)	(23,223)	(28,781)	(21,038)	(4,613)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	75,200	49,513	48,770	45,184	29,860
Net gains on sale of real estate	(1,188)	(8,759)	(12,451)	(10,988)	(2,918)
Noncontrolling interests’ share of above adjustments	(45,344)	(49,683)	(46,664)	(39,809)	(31,990)
FFO	640,502	844,705	975,147	890,359	784,718
Preferred share dividends	(57,076)	(57,091)	(57,177)	(57,511)	(46,501)
FFO attributable to common shareholders	583,426	787,614	917,970	832,848	738,217
Interest on 3.875% exchangeable senior debentures	—	25,261	24,958	24,671	18,029
Convertible preferred dividends	170	189	277	631	943
FFO attributable to common shareholders plus assumed conversions (1)	$583,596	$813,064	$943,205	$858,150	$757,189

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.5% of the common limited partnership interest in, the Operating Partnership at December 31, 2009. All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

We own and operate office, retail and showroom properties (our “core” operations) with large concentrations of office and retail properties in the New York City metropolitan area and in the Washington, DC / Northern Virginia areas. In addition, we have a 32.7% interest in Toys “R” Us, Inc. (“Toys”) which has a significant real estate component, a 32.4% interest in Alexander’s, Inc., which has seven properties in the greater New York metropolitan area, as well as interests in other real estate and related investments.

On May 14, 2009, our Board of Trustees executed its long-planned management succession strategy and elected Michael D. Fascitelli, as our Chief Executive Officer, succeeding Steven Roth, who continues to serve as Chairman of the Board.

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to that of the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ending December 31, 2009 (past performance is not necessarily indicative of future performance):

	Total Return (1)
	Vornado	RMS	SNL
One-year	19.4%	28.6%	28.9%
Three-years	(36.3%)	(33.6%)	(31.2%)
Five-years	10.9%	1.1%	4.6%
Ten-years	253.9%	169.7%	182.6%

                           ______________________

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

We may also determine to raise capital for future real estate acquisitions through an institutional investment fund.  We would serve as the general partner of the fund and would also expect to be a limited partner of the fund and have the potential to earn certain incentives based on the fund’s performance.  The fund may serve as our exclusive investment vehicle for a limited period of time for all investments that fit within the fund’s investment parameters.  If we determine to raise capital through a fund, the partnership interests offered would not be registered under the Securities Act of 1933 and could not be offered or sold in the United State s absent registration under that act or an applicable exemption from those registration requirements.

Overview - continued

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

The economic recession and illiquidity and volatility in the financial and capital markets have negatively affected substantially all businesses, including ours.  Demand for office and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting.  Real estate transactions and development opportunities have significantly curtailed and capitalization rates have risen.  These trends have negatively impacted our 2008 and 2009 financial results, which include losses associated with abandoned development projects, valuation allowances on investments in mezzanine loans and impairments on other real estate investments.  The details of these non-cash charges are described below. Impairment losses and valuation allowances are based on our estimates of the amounts we may ultimately realize upon disposition.  The estimation process is inherently uncertain and is based upon, among other factors, our expectations of future events, and accordingly, actual amounts received on these investments could differ materially from our estimates. It is not possible for us to quantify the impact of the above trends, which may continue in 2010 and beyond, on our future financial results.

Overview - continued

Year Ended December 31, 2009 Financial Results Summary

Net income attributable to common shareholders for the year ended December 31, 2009 was $49,093,000, or $0.28 per diluted share, versus $302,206,000, or $1.91 per diluted share, for the year ended December 31, 2008. Net income for the years ended December 31, 2009 and 2008 include $46,634,000 and $67,001,000, respectively, for our share of net gains on sale of real estate.  In addition, net income for the years ended December 31, 2009 and 2008 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the year ended December 31, 2009 by $241,550,000, or $1.39 per diluted share, and increased net income attributable to common shareholders for the year ended December 31, 2008 by $17,621,000, or $0.11 per diluted share.

Funds from operations attributable to common shareholders plus assumed conversions (“FFO”) for the year ended December 31, 2009 was $583,596,000, or $3.36 per diluted share, compared to $813,064,000, or $4.97 per diluted share, for the prior year.  FFO for the years ended December 31, 2009 and 2008 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the years ended December 31, 2009 and 2008 by $284,539,000, and $36,216,000, or $1.64 and $0.22 per diluted share, respectively.

(Amounts in thousands)	For the Year Ended December 31,
Items that affect comparability (income) expense:	2009	2008
Non-cash asset write-downs:
Mezzanine loans loss accrual	$190,738	$(10,300)
Real estate – development related	80,834	76,793
Partially owned entities	36,941	203,919
Marketable equity securities	3,361	76,352
Other real estate assets	6,989	4,654
Write-off of unamortized costs from the voluntary surrender of equity awards	32,588	—
Net loss (gain) on early extinguishment of debt	25,915	(9,820)
Income from terminated sale of land	(27,089)	—
Our share of Toys:
Non-cash purchase accounting adjustments	(13,946)	14,900
Litigation settlement income	(10,200)	—
Our share of Alexander’s:
Income tax benefit	(13,668)	—
Stock appreciation rights	(11,105)	(6,583)
Downtown Crossing, Boston – lease termination payment	7,650	—
Reversal of deferred taxes initially recorded in connection with H Street acquisition	—	(222,174)
Net gain on sale of our 47.6% interest in Americold Realty Trust	—	(112,690)
Net loss on mark-to-market of derivatives	—	33,740
Americold’s FFO – sold in March 2008	—	(6,098)
Other, net	413	(2,924)
	309,421	39,769
Noncontrolling interests’ share of above adjustments	(24,882)	(3,553)
Items that affect comparability, net	$284,539	$36,216

The percentage increase (decrease) in GAAP basis and cash basis same-store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the year ended December 31, 2009 over the year ended December 31, 2008 is summarized below.

Year Ended:	New York Office	Washington, DC Office	Retail	Merchandise Mart
December 31, 2009 vs. December 31, 2008:
GAAP basis	0.8%	6.7%	3.7%	(11.5%)
Cash basis	5.5%	5.6%	3.8%	(8.6%)

Overview - continued

Quarter Ended December 31, 2009 Financial Results Summary

Net loss attributable to common shareholders for the quarter ended December 31, 2009 was $151,192,000, or $0.84 per diluted share, versus $226,951,000, or $1.47 per diluted share, for the quarter ended December 31, 2008.  Net loss for the quarters ended December 31, 2009 and December 31, 2008 include $2,632,000 and $1,083,000, respectively, of net gains on sale of real estate.  In addition, net loss for the quarters ended December 31, 2009 and December 31, 2008 include certain other items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders for the quarters ended December 31, 2009 and 2008 by $184,330,000 and $251,841,000, or $1.03 and $1.63 per diluted share, respectively.

FFO for the quarter ended December 31, 2009 was $20,000, or $0.00 per diluted share, compared to negative FFO of $88,154,000, or $0.57 per diluted share, for the prior year’s quarter.  FFO for the quarter ended December 31, 2009 and negative FFO for the quarter ended December 31, 2008 include certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the quarter ended December 31, 2009 by $189,455,000, or $1.04 per diluted share and increased negative FFO for the quarter ended December 31, 2008 by $253,506,000, or $1.64 per diluted share.

(Amounts in thousands)	For the Three Months Ended December 31,
Items that affect comparability (income) expense:	2009	2008
Non-cash asset write-downs:
Real estate – development related	$80,834	$71,793
Mezzanine loans loss accrual	68,000	—
Partially owned entities	17,820	162,544
Marketable equity securities	3,361	55,471
Other real estate assets	6,989	1,645
Net loss (gain) on early extinguishment of debt	52,911	(9,820)
Income from terminated sale of land	(27,089)	—
Alexander’s – reversal of stock appreciation rights compensation expense	—	(14,188)
Derivative positions in marketable equity securities	—	7,928
Other, net	2,204	8,426
	205,030	283,799
Noncontrolling interests’ share of above adjustments	(15,575)	(30,293)
Items that affect comparability, net	$189,455	$253,506

The percentage increase (decrease) in GAAP basis and cash basis same-store EBITDA of our operating segments for the quarter ended December 31, 2009 over the quarter ended December 31, 2008 and the trailing quarter ended September 30, 2009 are summarized below.

Quarter Ended:	New York Office	Washington, DC Office	Retail	Merchandise Mart
December 31, 2009 vs. December 31, 2008:
GAAP basis	(2.0%)	4.2%	4.2%	(11.6%)
Cash basis	4.1%	4.7%	9.7%	(14.6%)
December 31, 2009 vs. September 30, 2009:
GAAP basis	2.1%	0.0%	4.4%	8.2%
Cash basis	2.4%	1.5%	7.6%	0.7%

Calculations of same-store EBITDA, reconciliations of net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Financings

 In April 2009, we sold 17,250,000 common shares, including underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at an initial public offering price of $43.00 per share.  We received net proceeds of $710,226,000, after underwriters’ discount and offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 17,250,000 Class A units of the Operating Partnership.

On September 30, 2009, we completed a public offering of $460,000,000 principal amount of 7.875% callable senior unsecured 30-year notes (NYSE: VNOD) due October 1, 2039.  The notes were sold to the public at par and may be redeemed at our option, in whole or in part, beginning in October 2014 at a price equal to the principal amount plus accrued and unpaid interest.  These notes contain financial covenants, including limitations on outstanding debt and minimum interest and fixed charge coverage ratios.  We received net proceeds of approximately $446,000,000 from the offering which were used to repay debt and for general corporate purposes.

During 2009, we purchased $1,912,724,000 (aggregate face amount) of our convertible senior debentures and $352,740,000 (aggregate face amount) of our senior unsecured notes for $1,877,510,000 and $343,694,000 in cash, respectively.  This debt was acquired through tender offers and in the open market and has been retired.   We also repaid $650,285,000 of existing property level debt and completed $277,000,000 of property level financings.  In connection with the above, we recognized an aggregate net loss of $25,915,000 from the early extinguishment of debt on our consolidated statement of income.

Dispositions

On September 1, 2009, we sold 1999 K Street, a newly developed 250,000 square foot office building, in Washington’s Central Business District, for $207,800,000 in cash, which resulted in a net gain of $41,211,000, which is included as a component of “income from discontinued operations,” on our consolidated statement of income.

During 2009, we sold 15 retail properties in separate transactions for an aggregate of $55,000,000 in cash, which resulted in net gains aggregating $4,073,000, which is included as a component of “income from discontinued operations,” on our consolidated statement of income.

Mezzanine Loans Receivable

On June 1, 2009, we were repaid the entire $41,758,000 balance of the Charles Square Hotel loan including accrued interest.  This loan was scheduled to mature in September 2009.

On January 28, 2010, we were repaid the entire $99,314,000 balance of the Equinox loan including accrued interest.  This loan, which we acquired in 2006 for $57,500,000, was scheduled to mature in February 2013.

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

(Square feet in thousands)	New York	Washington, DC			Merchandise Mart
As of December 31, 2009:	Office		Office	Retail	Office	Showroom
Square feet (in service)	16,173		18,560	22,553	2,464	6,301
Number of properties	28		84	162	8	8
Occupancy rate	95.5%		94.9%	91.6%	88.9%	88.4%

Leasing Activity:
Year ended December 31, 2009:
Square feet	1,417	(2)	3,158	1,139	203	1,238
Initial rent per square foot (1)	$52.13		$40.26	$23.28	$34.76	$27.58
Weighted average lease terms (years)	8.7		4.3	9.7	7.1	4.2
Rent per square foot – relet space:
Square feet	1,274		2,853	472	203	1,238
Initial rent – cash basis (1)	$52.31		$40.13	$17.99	$34.76	$27.58
Prior escalated rent – cash basis	$52.03		$34.59	$16.67	$33.75	$28.90
Percentage increase (decrease):
Cash basis	0.5%		16.0%	7.9%	3.0%	(4.6%	)
GAAP basis	5.0%		18.8%	16.4%	18.0%	3.6%
Rent per square foot – vacant space:
Square feet	143		305	667	—	—
Initial rent (1)	$50.53		$41.45	$27.04	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$47.44		$9.03	$8.00	$34.30	$3.15
Per square foot per annum	$5.45		$2.10	$0.82	$4.83	$0.75
Percentage of initial rent	10.5%		5.2%	3.5%	13.9%	2.7%

Quarter ended December 31, 2009:
Square feet	493		1,776	250	188	460
Initial rent per square foot (1)	$51.83		$40.74	$32.36	$33.88	$30.99
Weighted average lease terms (years)	10.3		3.8	7.1	7.5	4.7
Rent per square foot – relet space:
Square feet	475		1,743	97	188	460
Initial rent – cash basis (1)	$51.95		$40.78	$30.08	$33.88	$30.99
Prior escalated rent – cash basis	$55.39		$33.41	$27.19	$33.34	$32.25
Percentage increase (decrease):
Cash basis	(6.2%	)	22.1%	10.6%	1.6%	(3.9%	)
GAAP basis	(2.6%	)	23.8%	26.6%	17.0%	5.0%
Rent per square foot – vacant space:
Square feet	18		33	153	—	—
Initial rent (1)	$48.63		$38.58	$33.81	$—	$—
Tenant improvements and leasing commissions:
Per square foot	$55.71		$5.07	$18.75	$32.65	$3.78
Per square foot per annum	$5.44		$1.33	$2.64	$4.35	$0.80
Percentage of initial rent	10.5%		3.3%	8.2%	12.8%	2.6%

____________________

See notes on following page

Overview – continued

(Square feet in thousands)	New York	Washington, DC				Merchandise Mart
As of December 31, 2008:	Office		Office	Retail		Office	Showroom
Square feet (in service)	16,108		17,666	21,861		2,424	6,332
Number of properties	28		84	176		8	8
Occupancy rate	96.7%		95.0%	92.0%		96.5%	92.2%

Leasing Activity:
Year ended December 31, 2008:
Square feet	1,246		2,152	1,022		493	862
Initial rent per square foot (1)	$71.69		$38.52	$38.34		$27.50	$28.07
Weighted average lease term (years)	9.1		7.3	9.0		9.7	5.1
Rent per square foot – relet space:
Square feet	1,141		1,320	559		427	839
Initial rent – cash basis (1)	$73.50		$36.04	$42.59		$28.02	$27.87
Prior escalated rent – cash basis	$48.69		$30.89	$28.46		$32.13	$28.33
Percentage increase (decrease):
Cash basis	51.0%	(3)	16.7%	49.6%	(3)	(12.8%)	(1.6%)
GAAP basis	48.4%	(3)	17.7%	18.1%	(3)	4.3%	10.2%
Rent per square foot – vacant space:
Square feet	105		832	463		66	23
Initial rent (1)	$52.10		$42.46	$33.19		$24.17	$36.51
Tenant improvements and leasing commissions:
Per square foot	$48.72		$15.75	$18.31		$37.23	$6.85
Per square foot per annum	$5.35		$2.16	$2.03		$3.84	$1.33
Percentage of initial rent	7.5%		5.6%	5.3%		14.0%	4.7%

_______________________

(1)     Most leases include periodic step-ups in rent, which are not reflected in the initial rent per square foot leased.

(2)     In addition, the New York Office segment leased 43 square feet of retail space during the year ended December 31, 2009 at an average initial rent of $188.09, a 55.7% increase over the prior escalated rent per square foot.

(3)     Under GAAP, acquired below-market leases are marked-to-market at the time of their acquisition.  Accordingly, when the space is subsequently re-leased, the cash basis rent increase is greater than the GAAP basis rent increase.

Overview – continued

Impact of Retrospective Application of New Accounting Pronouncements

During 2009, we paid quarterly dividends to our common shareholders in a combination of cash and stock and retrospectively adjusted weighted average common shares outstanding in the computations of income and FFO per share to include the additional common shares resulting from these dividends in the earliest periods presented in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and our Current Report on Form 8-K, issued on October 13, 2009, in which we elected to recast our consolidated financial statements in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008.  On December 2, 2009, the FASB ratified the consensus reached in EITF 09-E, Accounting for Distribution to Shareholders with Components of Stock and Cash (“EITF 09-E”) as codified through Accounting Standards Update (“ASU”) 2010-1 to ASC 505, Equity.  EITF 09-E requires an entity to include the additional common shares resulting from the stock portion of these distributions prospectively in the periods following their issuance in all computations of income per share rather than retrospectively as we had previously done.  As a result, we have adjusted all of our computations of income and FFO per share presented herein to exclude the additional shares resulting from these dividends in periods prior to their issuance.  Below is a reconciliation of previously reported income and FFO per share to the amounts presented herein.

	For the Year Ended December 31, 2008
	As Reported	EITF 09-E	As Adjusted
Income per common share – basic:
Income from continuing operations	$0.92	$0.02	$0.94
Net income	1.89	0.07	1.96

Income per common share – diluted:
Income from continuing operations	0.90	0.01	0.91
Net income	1.84	0.07	1.91

FFO attributable to common shareholders plus assumed conversions per diluted share	4.80	0.17	4.97

	For the Year Ended December 31, 2007
	As Reported	EITF 09-E	As Adjusted
Income per common share – basic:
Income from continuing operations	$2.70	$0.08	$2.78
Net income	3.07	0.11	3.18

Income per common share – diluted:
Income from continuing operations	2.59	0.07	2.66
Net income	2.95	0.10	3.05

Overview - continued

On January 1, 2009, we adopted the provisions of ASC 470-20, Debt with Conversion and Other Options, which was required to be applied retrospectively.  The adoption affected the accounting for our convertible and exchangeable senior debentures by requiring the initial proceeds from their sale to be allocated between a debt component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issue.  The initial debt components of our $1.4 billion Convertible Senior Debentures, $1 billion Convertible Senior Debentures and $500 million Exchangeable Senior Debentures were $1,241,286,000, $926,361,000 and $457,699,000, respectively, based on the fair value of similar nonconvertible instruments issued at that time.  The aggregate initial debt discount of $216,655,000 after original issuance costs allocated to the equity component was recorded in “additional capital” in our consolidated statement of changes in equity.  The discount is amortized using the effective interest method over the period the debt is expected to remain outstanding (i.e., the earliest date the holders may require us to repurchase the debentures), which resulted in $39,546,000 and $30,418,000 of additional interest expense in the years ended December 31, 2008 and 2007, respectively.

In December 2007, the FASB issued an update to ASC 810, Consolidation, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The amended guidance became effective on January 1, 2009 and resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in equity in quarterly reporting periods.

In December 2007, the FASB issued an update to ASC 805, Business Combinations, which applies to all transactions and other events in which one entity obtains control over one or more other businesses.  It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition.  The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The amended guidance became effective for all transactions entered into on or after January 1, 2009.  The adoption of this guidance on January 1, 2009 did not have any effect on our consolidated financial statements because there have been no acquisitions during 2009.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging, which requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  It also provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock.  The amended guidance became effective on January 1, 2009.  The adoption of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued an update to ASC 260, Earnings Per Share, which requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in ASC 260.  The amended guidance became effective on January 1, 2009 and required all prior period earnings per share data presented, to be adjusted retroactively.  The adoption of this guidance on January 1, 2009 did not have a material effect on our computation of income per share.

In April 2009, the FASB issued an amendment to the guidance for other than temporary impairments (“OTTI”) of investments in debt securities, which changes the presentation of OTTI in financial statements.  Under this guidance, if an OTTI debt security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings.  Otherwise, losses on debt securities must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity.  When an unrealized loss on a fixed maturity security is not considered OTTI, the unrealized loss continues to be charged to other comprehensive income (loss) and not to earnings. The adoption of this guidance on April 1, 2009 did not have any effect on our consolidated financial statements.

In June 2009, the FASB issued an update to ASC 810, Consolidation, which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  The adoption of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2009 and 2008, the carrying amounts of real estate, net of accumulated depreciation, were $15.455 billion and $15.652 billion, respectively. Maintenance and repairs are expensed as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles such as acquired above and below-market leases and acquired in-place leases and tenant relationships) and acquired liabilities and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including historical operating results, known trends and market/economic conditions.

Our properties, including any related intangible assets, are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis.  An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value.  Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows, anticipated holding periods or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.  The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Identified Intangibles

As of December 31, 2009 and 2008, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases), a component of “other assets” on our consolidated balance sheets, were $442,510,000 and $522,719,000, respectively. The carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $633,492,000 and $719,822,000, respectively.  Identified intangibles are recorded at fair value on the acquisition date, separate and apart from goodwill. Identified intangibles that are determined to have finite lives are amortized over the period in which they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.  Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset, including related real estate, if appropriate, is not recoverable and the carrying amount exceeds the estimated fair value.  If intangible assets are impaired or estimated useful lives change, the impact to our consolidated financial statements could be material.

Critical Accounting Policies – continued

Mezzanine Loans Receivable

We invest in mezzanine loans to entities that have significant real estate assets.  These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate.  We record investments in mezzanine loans at the stated principal amount net of any unamortized discount or premium. As of December 31, 2009 and 2008, the carrying amounts of “mezzanine loans receivable, net” were $203,286,000 and $472,539,000, respectively. We accrete or amortize any discounts or premiums over the life of the related receivable utilizing the effective interest method, or straight-line method if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans each quarter, if circumstances warrant, in determining whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. If our estimates of the collectibility of both interest and principal or the fair value of our loans change based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Partially Owned Entities

As of December 31, 2009 and 2008, the carrying amounts of investments and advances to partially owned entities, including Alexander’s and Toys “R” Us, were $1.209 billion and $1.083 billion, respectively. In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have the power over significant activities of the entity and the obligation to absorb a majority of the entity’s expected losses, if they occur, or receive a majority of the expected residual returns, if they occur, or both. We account for investments on the equity method when the requirements for consolidation are not met and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Our investments in partially owned entities are reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the value of an investment is other-than-temporary.  If our estimates of the projected future cash flows, the nature of development activities for properties for which such activities are planned and the estimated fair value of the investment change based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.    The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.

Allowance For Doubtful Accounts

We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts ($46,708,000 and $32,834,000 as of December 31, 2009 and 2008) for estimated losses resulting from the inability of tenants to make required payments under their lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($4,680,000 and $5,773,000 as of December 31, 2009 and 2008, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•    Percentage Rent — income arising from retail tenant leases that is contingent upon sales of the tenants exceeding defined thresholds. These rents are recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

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

Net income and EBITDA (1) by Segment for the Years Ended December 31, 2009, 2008 and 2007.

(Amounts in thousands)	For the Year Ended December 31, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other(3)
Property rentals	$2,058,811	$758,557	$538,882	$365,379	$236,761	$—	$159,232
Straight-line rents:
Contractual rent increases	54,945	28,423	11,942	12,596	1,891	—	93
Amortization of free rent	36,048	8,382	12,257	14,631	402	—	376
Amortization of acquired below- market leases, net	72,481	40,129	3,891	23,081	89	—	5,291
Total rentals	2,222,285	835,491	566,972	415,687	239,143	—	164,992
Tenant expense reimbursements	361,982	136,541	64,441	135,178	15,984	—	9,838
Fee and other income:
Tenant cleaning fees	58,512	80,237	—	—	—	—	(21,725)
Management and leasing fees	11,456	4,211	8,183	1,731	88	—	(2,757)
Lease termination fees	5,525	1,840	2,224	464	858	—	139
Other	82,818	14,180	47,830	2,677	9,677	—	8,454
Total revenues	2,742,578	1,072,500	689,650	555,737	265,750	—	158,941
Operating expenses	1,087,785	452,370	228,740	206,590	135,385	—	64,700
Depreciation and amortization	539,503	173,923	144,317	102,210	56,171	—	62,882
General and administrative	231,688	22,820	26,219	30,433	31,587	—	120,629
Impairment and other losses	87,823	—	24,875	23,649	—	—	39,299
Total expenses	1,946,799	649,113	424,151	362,882	223,143	—	287,510
Operating income (loss)	795,779	423,387	265,499	192,855	42,607	—	(128,569)
Income applicable to Alexander’s	53,529	770	—	791	—	—	51,968
Income applicable to Toys	92,300	—	—	—	—	92,300	—
(Loss) income from partially owned entities	(73,439)	5,047	4,850	3,937	151	—	(87,424)
Interest and other investment (loss) income, net	(116,330)	876	789	85	96	—	(118,176)
Interest and debt expense	(634,283)	(133,647)	(129,380)	(90,068)	(51,959)	—	(229,229)
Net (loss) gain on early extinguishment of debt	(25,915)	—	—	769	—	—	(26,684)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	5,641	—	—	—	—	—	5,641
Income (loss) before income taxes	97,282	296,433	141,758	108,369	(9,105)	92,300	(532,473)
Income tax expense	(20,737)	(1,332)	(1,577)	(319)	(2,140)	—	(15,369)
Income (loss) from continuing operations	76,545	295,101	140,181	108,050	(11,245)	92,300	(547,842)
Income from discontinued operations	51,905	—	46,004	5,901	—	—	—
Net income (loss)	128,450	295,101	186,185	113,951	(11,245)	92,300	(547,842)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(22,281)	(9,098)	—	915	—	—	(14,098)
Net income (loss) attributable to Vornado	106,169	286,003	186,185	114,866	(11,245)	92,300	(561,940)
Interest and debt expense (2)	826,827	126,968	132,610	95,990	52,862	127,390	291,007
Depreciation and amortization (2)	728,815	168,517	152,747	105,903	56,702	132,227	112,719
Income tax expense (benefit) (2)	10,193	1,332	1,590	319	2,208	(13,185)	17,929
EBITDA(1)	$1,672,004	$582,820	$473,132	$317,078	$100,527	$338,732	$(140,285)
Percentage of EBITDA by segment	100.0%	34.9%	28.3%	19.0%	6.0%	20.3%	(8.5%)

Excluding items that affect comparability, which are described in the “Overview,” the percentages of EBITDA by segment are 30.3% for New York Office, 22.1% for Washington, DC Office, 17.7% for Retail, 5.2% for Merchandise Mart, 16.3% for Toys and 8.4% for Other.

_____________________

See notes on page 78.

Net income and EBITDA (1) by Segment for the Years Ended December 31, 2009, 2008 and 2007 – continued

(Amounts in thousands)	For the Year Ended December 31, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$2,020,369	$722,445	$509,377	$346,057	$245,400	$—	$197,090
Straight-line rents:
Contractual rent increases	57,953	28,023	6,764	16,416	5,954	—	796
Amortization of free rent	32,901	14,743	10,778	4,156	2,703	—	521
Amortization of acquired below- market leases, net	96,176	60,355	4,423	26,765	161	—	4,472
Total rentals	2,207,399	825,566	531,342	393,394	254,218	—	202,879
Tenant expense reimbursements	357,986	135,788	61,448	128,120	18,567	—	14,063
Fee and other income:
Tenant cleaning fees	56,416	71,833	—	—	—	—	(15,417)
Management and leasing fees	13,397	6,411	8,940	1,673	349	—	(3,976)
Lease termination fees	8,634	3,088	2,635	2,281	630	—	—
Other	48,854	15,699	22,360	2,601	7,059	—	1,135
Total revenues	2,692,686	1,058,385	626,725	528,069	280,823	—	198,684
Operating expenses	1,069,445	439,012	220,103	200,760	137,971	—	71,599
Depreciation and amortization	536,820	190,925	137,255	91,746	51,833	—	65,061
General and administrative	194,023	20,217	26,548	29,862	29,254	—	88,142
Impairment and other losses	81,447	—	—	595	—	—	80,852
Total expenses	1,881,735	650,154	383,906	322,963	219,058	—	305,654
Operating income (loss)	810,951	408,231	242,819	205,106	61,765	—	(106,970)
Income applicable to Alexander’s	36,671	763	—	650	—	—	35,258
Income applicable to Toys	2,380	—	—	—	—	2,380	—
(Loss) income from partially owned entities	(195,878)	5,319	6,173	9,721	1,106	—	(218,197)
Interest and other investment (loss) income, net	(2,682)	2,288	2,116	494	356	—	(7,936)
Interest and debt expense	(635,724)	(139,146)	(126,508)	(86,787)	(52,148)	—	(231,135)
Net gain on early extinguishment of debt	9,820	—	—	—	—	—	9,820
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	7,757	—	—	—	—	—	7,757
Income (loss) before income taxes	33,295	277,455	124,600	129,184	11,079	2,380	(511,403)
Income tax benefit (expense)	204,537	—	220,973	(82)	(1,206)	—	(15,148)
Income (loss) from continuing operations	237,832	277,455	345,573	129,102	9,873	2,380	(526,551)
Income from discontinued operations	173,613	—	59,107	2,594	—	—	111,912
Net income (loss)	411,445	277,455	404,680	131,696	9,873	2,380	(414,639)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(52,148)	(4,762)	—	157	(125)	—	(47,418)
Net income (loss) attributable to Vornado	359,297	272,693	404,680	131,853	9,748	2,380	(462,057)
Interest and debt expense (2)	821,940	132,406	130,310	102,600	53,072	147,812	255,740
Depreciation and amortization (2)	710,526	181,699	143,989	98,238	52,357	136,634	97,609
Income tax (benefit) expense (2)	(142,415)	—	(220,965)	82	1,260	59,652	17,556
EBITDA(1)	$1,749,348	$586,798	$458,014	$332,773	$116,437	$346,478	$(91,152)
Percentage of EBITDA by segment	100.0%	33.5%	26.2%	19.0%	6.7%	19.8%	(5.2)%

Excluding items that affect comparability, which are described in the “Overview,” the percentages of EBITDA by segment are 30.5% for New York Office, 20.6% for Washington, DC Office, 17.2% for Retail, 6.1% for Merchandise Mart, 18.0% for Toys and 7.6% for Other.

___________________

See notes on page 78.

Net income and EBITDA (1) by Segment for the Years Ended December 31, 2009, 2008 and 2007 – continued

(Amounts in thousands)	For the Year Ended December 31, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,812,139	$640,739	$454,563	$325,205	$237,199	$—	$154,433
Straight-line rents:
Contractual rent increases	42,215	13,281	11,863	12,034	4,193	—	844
Amortization of free rent	34,602	15,935	14,115	1,138	1,836	—	1,578
Amortization of acquired below- market leases, net	83,274	47,861	4,597	25,960	193	—	4,663
Total rentals	1,972,230	717,816	485,138	364,337	243,421	—	161,518
Tenant expense reimbursements	323,075	125,940	45,046	120,379	19,570	—	12,140
Fee and other income:
Tenant cleaning fees	46,238	58,837	—	—	—	—	(12,599)
Management and leasing fees	15,713	4,928	12,539	1,770	7	—	(3,531)
Lease termination fees	7,453	3,500	453	2,823	677	—	—
Other	40,534	16,239	16,286	2,259	6,997	—	(1,247)
Total revenues	2,405,243	927,260	559,462	491,568	270,672	—	156,281
Operating expenses	950,487	395,357	183,278	171,960	131,332	—	68,560
Depreciation and amortization	440,224	150,268	117,118	77,679	47,105	—	48,054
General and administrative	189,024	17,252	27,612	27,476	28,168	—	88,516
Impairments and other losses	10,375	—	—	—	—	—	10,375
Total expenses	1,590,110	562,877	328,008	277,115	206,605	—	215,505
Operating income (loss)	815,133	364,383	231,454	214,453	64,067	—	(59,224)
Income applicable to Alexander’s	50,589	757	—	812	—	—	49,020
Loss applicable to Toys “R” Us	(14,337)	—	—	—	—	(14,337)	—
Income from partially owned entities	31,891	4,799	8,728	9,041	1,053	—	8,270
Interest and other investment income, net	226,425	2,888	5,982	534	390	—	216,631
Interest and debt expense	(599,804)	(133,804)	(126,163)	(78,234)	(52,237)	—	(209,366)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	39,493	—	—	—	—	—	39,493
Income (loss) before income taxes	549,390	239,023	120,001	146,606	13,273	(14,337)	44,824
Income tax expense	(9,179)	—	(2,909)	(185)	(969)	—	(5,116)
Income (loss) from continuing operations	540,211	239,023	117,092	146,421	12,304	(14,337)	39,708
Income (loss) from discontinued operations	67,622	—	62,557	9,497	—	—	(4,432)
Net income (loss)	607,833	239,023	179,649	155,918	12,304	(14,337)	35,276
Net (income) loss attributable to noncontrolling interests, including unit distributions	(66,294)	(3,583)	—	96	—	—	(62,807)
Net income (loss) attributable to Vornado	541,539	235,440	179,649	156,014	12,304	(14,337)	(27,531)
Interest and debt expense (2)	853,448	131,418	131,013	89,537	53,098	174,401	273,981
Depreciation and amortization (2)	676,660	147,340	132,302	82,002	47,711	155,800	111,505
Income tax expense (benefit) (2)	4,234	—	6,738	185	969	(10,898)	7,240
EBITDA(1)	$2,075,881	$514,198	$449,702	$327,738	$114,082	$304,966	$365,195
Percentage of EBITDA by segment	100.0%	24.8%	21.7%	15.8%	5.5%	14.7%	17.5%

Excluding items that affect comparability, which are described in the “Overview,” the percentages of EBITDA by segment are 27.9% for New York Office, 20.9% for Washington, DC Office, 17.4% for Retail, 6.2% for Merchandise Mart, 16.4% for Toys and 11.2% for Other.

_________________________

See notes on the following page.

Net income and EBITDA (1) by Segment for the Years Ended December 31, 2009, 2008 and 2007 – continued

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

(3)       Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2009	2008	2007
Alexander’s	$81,703	$64,683	$78,375
Lexington	50,024	35,150	24,539
555 California Street (acquired 70% interest in May 2007)	44,757	48,316	34,073
Hotel Pennsylvania	15,108	42,269	37,941
GMH (sold in June 2008)	—	—	22,604
Industrial warehouses	4,737	5,264	4,881
Other investments	6,981	6,321	7,322
	203,310	202,003	209,735
Investment income and other (1)	67,571	101,526	180,137
Corporate general and administrative expenses (1)	(79,843)	(91,967)	(75,659)
Net income attributable to noncontrolling interests, including unit distributions	(14,098)	(47,418)	(62,807)
Write-off of unamortized costs from the voluntary surrender of equity awards	(20,202)	—	—
Net loss on early extinguishment of debt	(26,684)	—	—
Non-cash asset write-downs:
Mezzanine loans receivable	(190,738)	10,300	(57,000)
Investment in Lexington	(19,121)	(107,882)	—
Marketable equity securities	(3,361)	(76,352)	—
Real estate – primarily development projects:
Wholly owned entities (including costs of acquisitions not consummated)	(39,299)	(80,852)	(10,375)
Partially owned entities	(17,820)	(96,037)	—
Derivative positions in marketable equity securities	—	(33,740)	113,503
Discontinued operations of Americold (including a $112,690 net gain on sale in 2008)	—	129,267	67,661
	$(140,285)	$(91,152)	$365,195

                    _____________________

     (1)     The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Results of Operations - Year Ended December 31, 2009 Compared to December 31, 2008

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases, and fee and other income, were $2,742,578,000 for the year ended December 31, 2009, compared to $2,692,686,000 in the prior year, an increase of $49,892,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York Office		Washington, DC Office	Retail	Merchandise Mart		Other
Property rentals:
Acquisitions (including the transfer of an asset from other to the retail segment)	$13,135	$—		$—	$11,309	$5,430		$(3,604)
Development/redevelopment	2,805	—		1,333	1,472	—		—
Amortization of acquired below-market leases, net	(23,695)	(20,226	) (1)	(532)	(3,684)	(72)		819
Operations:
Hotel Pennsylvania	(32,248)	—		—	—	—		(32,248	)(2)
Trade shows	(10,002)	—		—	—	(10,002	)(3)	—
Leasing activity (see page 68)	64,891	30,151		34,829	13,196	(10,431)		(2,854)
Increase (decrease) in property rentals	14,886	9,925		35,630	22,293	(15,075)		(37,887)

Tenant expense reimbursements:
Acquisitions/development	(7)	—		(215)	1,182	—		(974)
Operations	4,003	753		3,208	5,876	(2,583)		(3,251)
Increase (decrease) in tenant expense reimbursements	3,996	753		2,993	7,058	(2,583)		(4,225)

Fee and other income:
Lease cancellation fee income	(3,109)	(1,248)		(411)	(1,817)	228		139
Management and leasing fees	(1,941)	(2,200)		(757)	58	(261)		1,219
BMS cleaning fees	2,096	8,404		—	—	—		(6,308	)(4)
Other	33,964	(1,519)		25,470 (5)	76	2,618		7,319	(6)
Increase (decrease) in fee and other income	31,010	3,437		24,302	(1,683)	2,585		2,369
Total increase (decrease) in revenues	$49,892	$14,115		$62,925	$27,668	$(15,073)		$(39,743)

____________________________

(1)     Primarily due to a lease modification that reduced the term of a portion of AXA Equitable Life Insurance Company’s (“AXA”) space at 1290 Avenue of the Americas, which resulted in additional amortization of approximately $12,000 in the prior year.

(2)     Primarily due to lower REVPAR.

(3)     Primarily due to lower exhibitor occupancy.

(4)     Results from the elimination of inter-company fees from operating segments upon consolidation. See note (3) on page 80.

(5)     In December 2009, our agreement to sell an 8.6 acre parcel of land in the Pentagon City area of Arlington, Virginia, was terminated by the buyer.  Accordingly, we recognized $27,089 of income, representing the buyer’s forfeited non-refundable purchase deposit.  In connection therewith, we wrote down the carrying amount of the land to its fair value and recognized a $24,875 impairment loss which is included as a component of “impairment and other losses” on our consolidated statement of income.

(6)     Includes $5,402 of income previously deferred resulting from the termination of a lease with a partially owned entity.

Results of Operations - Year Ended December 31, 2009 Compared to December 31, 2008 – continued

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative expenses and costs of acquisitions and developments not consummated were $1,946,799,000 for the year ended December 31, 2009, compared to $1,881,735,000 in the prior year, an increase of $65,064,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands) Increase (decrease) due to:	Total	New York Office		Washington, DC Office	Retail		Merchandise Mart	Other
Operating:
Acquisitions and other (including the transfer of an asset from other to the retail segment)	$12,883	$—		$—	$6,367		$5,226	$1,290
Development/redevelopment	4,433	—		2,114	2,319		—	—
Hotel activity	(5,734)	—		—	—		—	(5,734)
Trade shows activity	(3,484)	—		—	—		(3,484)	—
Operations	10,242	13,358	(1)	6,523	(2,856	)(2)	(4,328)	(2,455	)(3)
Increase (decrease) in operating expenses	18,340	13,358		8,637	5,830		(2,586)	(6,899)
Depreciation and amortization:
Acquisitions/development	4,693	—		(2,374)	9,306		—	(2,239)
Operations (due to additions to buildings and improvements)	(2,010)	(17,002	)(4)	9,436	1,158		4,338	60
Increase (decrease) in depreciation and amortization	2,683	(17,002)		7,062	10,464		4,338	(2,179)
General and administrative:
Write-off of unamortized costs from the voluntary surrender of equity awards (5)	32,588	3,451		3,131	4,793		1,011	20,202
Mark-to-market of deferred compensation plan liability (6)	23,710	—		—	—		—	23,710
Operations	(18,633)	(848)		(3,460)	(4,222)		1,322 (7)	(11,425	)(8)
Increase (decrease) in general and administrative	37,665	2,603		(329)	571		2,333	32,487
Impairment and other losses	6,376	—		24,875	23,054		—	(41,553)
Total increase (decrease) in expenses	$65,064	$(1,041)		$40,245	$39,919		$4,085	$(18,144)

_________________________

(1)     Results from a $7,025 increase in BMS operating expenses and a $6,333 increase in property level operating expenses, primarily due to higher real estate taxes.

(2)     Primarily due to a $8,190 decrease in bad debt expense partially offset by an increase in real estate taxes which are reimbursed by tenants.

(3)     Results primarily from an increase in the elimination of inter-company fees of our operating segments upon consolidation.

(4)     Primarily due to a lease modification that reduced the term of a portion of AXA’s space at 1290 Avenue of the Americas, which resulted in additional depreciation of approximately $16,000 in the prior year.

(5)     On March 31, 2009, our nine most senior executives voluntarily surrendered their 2007 and 2008 stock option awards and their 2008 out-performance plan awards.  Accordingly, we recognized $32,588 of expense in the first quarter of 2009, representing the unamortized portion of these awards.

(6)     This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income” on our consolidated statement of income.

(7)     Primarily due to 2009 pension plan termination costs of $2,800.

(8)     Primarily due to lower payroll and stock-based compensation expense.

Results of Operations - Year Ended December 31, 2009 Compared to December 31, 2008 – continued

Income Applicable to Alexander’s

Our 32.4% share of Alexander’s net income (comprised of our share of Alexander’s net income, management, leasing and development fees) was $53,529,000 for the year ended December 31, 2009, compared to $36,671,000 for the prior year, an increase of $16,858,000. The increase was primarily due to $13,668,000 of income for our share of an income tax benefit and $11,105,000 for our share of the reversal of a portion of previously recognized stock appreciation rights compensation expense in the current year, compared to $6,583,000 for our share of such income in the prior year.

Income (loss) Applicable to Toys

During the year ended December 31, 2009, we recognized $92,300,000 of income from our investment in Toys, comprised of (i) $71,601,000 for our 32.7% share of Toys’ net income ($58,416,000 before our share of Toys’ income tax benefit), (ii) $13,946,000 for our share of income from the reversal of previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $6,753,000 of interest and other income.

During the year ended December 31, 2008, we recognized $2,380,000 of income from our investment in Toys, comprised of (i) $9,115,000 for our 32.7% share of Toys’ net income ($53,867,000 before our share of Toys’ income tax expense) and (ii) $8,165,000 of interest and other income, partially offset by (iii) $14,900,000 for our share of a non-cash charge adjusting Toys purchase accounting basis income tax expense resulting from the audit of Toys fiscal 2006 and 2007 purchase accounting financial statements.

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the years ended December 31, 2009 and 2008.

(Amounts in thousands)	For The Year Ended December 31,
	2009		2008
Lexington (1)	$(25,665)		$(105,630)
India Real Estate Ventures – 4% to 36.5% share of equity in net losses	(1,636)		(3,336)
Other (2)	(46,138	) (3)	(86,912	) (4)
	$(73,439)		$(195,878)

________________________

(1)              2009 includes $19,121 for our share of impairment losses recorded by Lexington on its investment in Concord Debt Holdings LLC.  2008 includes $107,882 of impairment losses on our investment in Lexington.

(2)              Represents equity in net earnings of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde Realty Operating Partnership (“Verde”), 85 10th Avenue Associates and others.

(3)              Includes $17,820 of impairment losses, substantially all of which is applicable to our investment in Verde, and $7,650 of expense for our share of a lease termination payment in our Downtown Crossing, Boston venture.

(4)              Includes $96,037 of non-cash charges for the write-off of our share of certain partially owned entities development costs, including $37,000 for Downtown Crossing, Boston and $23,000 for the “arena move”/Moynihan East portions of the Farley project.

Results of Operations - Year Ended December 31, 2009 Compared to December 31, 2008 – continued

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net was a loss of $116,330,000 for the year ended December 31, 2009, compared to a loss of $2,682,000 for the prior year, an increase in loss of $113,648,000. This increase resulted primarily from:

(Amounts in thousands)
Mezzanine loans – $190,738 loss accrual in 2009 compared to $10,300 of income in 2008	$(201,038)
Marketable equity securities – impairment losses of $3,361 in 2009 compared to $76,742 in 2008	73,381
Derivative positions in marketable equity securities in 2008	33,602
Lower average yield on investments (0.4% in 2009 compared to 2.3% in 2008)	(22,306)
Increase in value of investments in the deferred compensation plan (offset by a corresponding increase in the liability for plan assets in general and administrative expenses)	23,710
Lower average mezzanine loan investments - $345,000 in 2009 compared to $481,000 in 2008	(12,540)
Other, net	(8,457)
$(113,648)

Interest and Debt Expense

Interest and debt expense was $634,283,000 for the year ended December 31, 2009, compared to $635,724,000 in the prior year, a decrease of $1,441,000.  This decrease resulted primarily from savings of (i) $17,561,000 from a decrease in outstanding debt of approximately $1.5 billion, the full year effect of which is approximately $100,000,000, (ii) $27,830,000 from lower average interest rates on variable rate debt (1.61% in 2009 as compared to 3.88% in 2008), (iii) $1,857,000 from other items, partially offset by (iv) a decrease in capitalized interest of $45,807,000.

Net (Loss) Gain on Early Extinguishment of Debt

Net loss on early extinguishment of debt was $25,915,000 for the year ended December 31, 2009, resulting primarily from the acquisition and retirement of approximately $1.9 billion of our convertible senior debentures and related write-off of the unamortized debt discount.  Net gain on early extinguishment of debt was $9,820,000 in the year ended December 31, 2008, resulting primarily from the acquisition and retirement of approximately $81,540,000 of senior unsecured notes and $27,500,000 of convertible senior debentures.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $5,641,000 in the year ended December 31, 2009, compared to $7,757,000 in the prior year and was primarily comprised of net gains on sale of marketable securities and residential condominiums.

Results of Operations - Year Ended December 31, 2009 Compared to December 31, 2008 – continued

Income Tax Expense

Income tax expense was $20,737,000 for the year ended December 31, 2009 compared to an income tax benefit of $204,537,000 in the prior year.  The prior year income tax benefit was the result of a $222,174,000 reversal of deferred taxes recorded in connection with our acquisition of H Street.  We were required to record these deferred tax liabilities because H Street and its partially owned entities were operated as C Corporations at the time they were acquired. As of January 16, 2008, we had completed all of the actions necessary to enable these entities to elect REIT status effective for the tax year beginning on January 1, 2008 and reversed the deferred tax liabilities.

Discontinued Operations

The combined results of discontinued operations for the years ended December 31, 2009 and 2008 include the operating results of 1999 K Street, which was sold on September 1, 2009; Americold, which was sold on March 31, 2008 and Tysons Dulles Plaza, which was sold on June 10, 2008.

(Amounts in thousands)	For the Year Ended December 31,
	2009	2008
Total revenues	$9,846	$226,726
Total expenses	3,225	223,326
Net income	6,621	3,400
Net gain on sale of Americold	—	112,690
Net gain on sale of Tysons Dulles Plaza	—	56,831
Net gain on sale of 1999 K Street	41,211	—
Net gains on sale of other real estate	4,073	692
Income from discontinued operations	$51,905	$173,613

Net Income Attributable to Noncontrolling Interests, Including Unit Distributions

Net income attributable to noncontrolling interests for the years ended December 31, 2009 and 2008 is comprised of (i) allocations of income to redeemable noncontrolling interests of $5,834,000 and $33,327,000, respectively, (ii) net loss attributable to noncontrolling interests in consolidated subsidiaries of $2,839,000 and $3,263,000, respectively and (iii) preferred unit distributions of the Operating Partnership of $19,286,000 and $22,084,000, respectively.  The decrease of $27,493,000 in allocations of income to redeemable noncontrolling interests resulted primarily from lower net income subject to allocation to the unitholders.  The decrease of $2,798,000 in preferred unit distributions was primarily due to a write-off of unit issuance costs in the prior year.

Preferred Share Dividends

Preferred share dividends were $57,076,000 for the year ended December 31, 2009, compared to $57,091,000 for the prior year.

Results of Operations - Year Ended December 31, 2009 Compared to December 31, 2008 – continued

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

Below are the same store EBITDA results on a GAAP basis and cash basis for each of our segments for the year ended December 31, 2009, compared to the year ended December 31, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the year ended December 31, 2009	$582,820	$473,132	$317,078	$100,527
Add-back: non-property level overhead expenses included above (1)	22,820	26,219	30,433	31,587
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(2,278)	(52,627)	(1,263)	(2,939)
GAAP basis same store EBITDA for the year ended December 31, 2009	603,362	446,724	346,248	129,175
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(65,069)	(25,931)	(38,396)	(4,340)
Cash basis same store EBITDA for the year ended December 31, 2009	$538,293	$420,793	$307,852	$124,835

EBITDA for the year ended December 31, 2008	$586,798	$458,014	$332,773	$116,437
Add-back: non-property level overhead expenses included above	20,217	26,548	29,862	29,254
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(8,431)	(65,846)	(28,840)	274
GAAP basis same store EBITDA for the year ended December 31, 2008	598,584	418,716	333,795	145,965
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(88,163)	(20,354)	(37,267)	(9,408)
Cash basis same store EBITDA for the year ended December 31, 2008	$510,421	$398,362	$296,528	$136,557

Increase (decrease) in GAAP basis same store EBITDA for the year ended December 31, 2009 over the year ended December 31, 2008	$4,778	$28,008	$12,453	$(16,790)

Increase (decrease) in Cash basis same store EBITDA for the year ended December 31, 2009 over the year ended December 31, 2008	$27,872	$22,431	$11,324	$(11,722)

% increase (decrease) in GAAP basis same store EBITDA	0.8%	6.7%	3.7%	(11.5% )

% increase (decrease) in Cash basis same store EBITDA	5.5%	5.6%	3.8%	(8.6% )

__________________________

(1)     Includes the write-off of unamortized costs from the voluntary surrender of equity awards on March 31, 2009, of $3,451, $3,131, $4,793 and $1,011, respectively.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases, and fee income, were $2,692,686,000 for the year ended December 31, 2008, compared to $2,405,243,000 in the prior year, an increase of $287,443,000. Below are the details of the increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York Office	Washington, DC Office		Retail	Merchandise Mart		Other
Property rentals:
Acquisitions:
1290 Avenue of the Americas	$46,780	$46,780	$—		$—	$—		$—
555 California Street	37,301	—	—		—	—		37,301
H Street (effect of consolidating from May 1, 2007, vs. equity method prior)	19,330	—	19,330		—	—		—
Other	25,788	—	780		16,838	8,170		—
Development/Redevelopment	(7,201)	—	(1,839)		(4,688)	—		(674)
Amortization of acquired below- market leases, net	12,884	12,494	(192)		805	(32)		(191)
Leasing activity (see page 69)	91,033	48,476	28,125		16,102	549		(2,219)
Hotel Pennsylvania	7,144	—	—		—	—		7,144
Trade shows	2,110	—	—		—	2,110		—
Increase in property rentals	235,169	107,750	46,204		29,057	10,797		41,361

Tenant expense reimbursements:
Acquisitions/development	12,630	6,041	2,575		2,165	—		1,849
Operations	22,281	3,807 (1)	13,827		5,576	(1,003	)(2)	74
Increase (decrease) in tenant expense reimbursements	34,911	9,848	16,402		7,741	(1,003)		1,923

Fee and other income:
Lease cancellation fee income	1,181	(412)	2,182		(542)	(47)		—
Management and leasing fees	(2,316)	1,483	(3,599	)(3)	(97)	342		(445)
BMS Cleaning fees	10,178	12,996	—		—	—		(2,818	)(4)
Other	8,320	(540)	6,074		342	62		2,382
Increase (decrease) in fee and other income	17,363	13,527	4,657		(297)	357		(881)
Total increase in revenues	$287,443	$131,125	$67,263		$36,501	$10,151		$42,403

____________________________

(1)          Net of a decrease in real estate tax reimbursements resulting from lower tax assessments and new tenant base years.

(2)          Primarily from lower real estate tax reimbursements resulting from a reassessment of 2006 real estate taxes in 2007.

(3)          Primarily from leasing fees recognized in the prior year in connection with the management of a development project.

(4)          Results from the elimination of inter-company fees from operating segments upon consolidation.  See note 4 on page 86.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative expenses and costs of acquisitions and developments not consummated were $1,881,735,000 for the year ended December 31, 2008, compared to $1,590,110,000 in the prior year, an increase of $291,625,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York Office		Washington, DC Office	Retail		Merchandise Mart		Other
Operating:
Acquisitions:
1290 Avenue of the Americas	$19,148	$19,148		$—	$—		$—		$—
555 California Street	17,442	—		—	—		—		17,442
H Street (effect of consolidating from May 1, 2007, vs. equity method prior)	8,300	—		8,300	—		—		—
Other	14,455	—		1,410	6,190		6,855		—
Development/Redevelopment	607	—		(269)	2,186		—		(1,310)
Operations	59,584	24,507	(1)	27,384	20,424	(2)	2,744	(3)	(15,475	) (4)
Hotel Pennsylvania	2,382	—		—	—		—		2,382
Trade shows activity	(2,960)	—		—	—		(2,960)		—
Increase in operating expenses	118,958	43,655		36,825	28,800		6,639		3,039

Depreciation and amortization:
Acquisitions/Development	46,998	23,618		7,384	4,248		—		11,748
Operations (due to additions to buildings and improvements)	49,598	17,039		12,753	9,819		4,728		5,259
Increase in depreciation and amortization	96,596	40,657		20,137	14,067		4,728		17,007

General and administrative:
Acquisitions/Development and Other	7,366	—		—	1,948		—		5,418
Operations	(2,367)	2,965		(1,064)	438		1,086		(5,792	)(5)
Increase (decrease) in general and administrative	4,999	2,965		(1,064)	2,386		1,086		(374)
Impairment and other losses	71,072	—		—	595		—		70,477
Total increase in expenses	$291,625	$87,277		$55,898	$45,848		$12,453		$90,149

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

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

Income Applicable to Alexander’s

Our 32.5% share of Alexander’s net income (comprised of our share of Alexander’s net income, management, leasing and development fees) was $36,671,000 for the year ended December 31, 2008, compared to $50,589,000 for the prior year, a decrease of $13,918,000. The decrease was primarily due to $6,583,000 of income for our share of the reversal of accrued stock appreciation rights compensation expense, compared to $14,280,000 of income from such reversal in the prior year.

Income (loss) Applicable to Toys

Our 32.7% share of Toys’ financial results (comprised of our share of Toys’ net income, interest income on loans receivable, and management fees) for the years ended December 31, 2008 and December 31, 2007 are for Toys fiscal periods from November 4, 2007 to November 1, 2008 and October 29, 2006 to November 3, 2007, respectively.  For the year ended December 31, 2008, our income applicable to Toys was $2,380,000, or $62,032,000 before our share of Toys’ income tax expense, compared to a loss of $14,337,000 or $25,235,000 before our share of Toys’ income tax benefit in the prior year.

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the years ended December 31, 2008 and 2007.

	For The Year Ended December 31,
(Amounts in thousands)	2008		2007

Lexington	$(105,630	)(1)	$2,211
India Real Estate Ventures – 4% to 50% share of equity in net loss	(3,336)		—
GMH Communities L.P. – 13.8% share of equity in net income (sold in June 2008)	—		6,463
H Street partially owned entities – 50% share of equity in net income (2)	—		5,923
Other (3)	(86,912	)(4)	17,294
	$(195,878)		$31,891

________________________

(1) Includes $107,882 of non-cash impairment losses on our investment in Lexington.

(2) As of April 30, 2007, our H Street subsidiary acquired the remaining 50% interest in these entities and began to consolidate this investment into our consolidated financial statements and no longer account for it under the equity method.

(3) Includes equity in net earnings of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Dune Capital LP, Verde, 85 10th Avenue Associates and others.

(4) Includes $96,037 of non-cash charges for the write-off of our share of certain partially owned entities’ development costs, including $37,000 for Downtown Crossing, Boston and $23,000 for the “arena move”/Moynihan East portions of the Farley project.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of mark-to-market of derivative positions, interest income on mezzanine loans receivable, other interest and dividend income and impairment losses on marketable securities) was a loss of $2,682,000 for the year ended December 31, 2008, compared to income of $226,425,000 for the year ended December 31, 2007, a decrease of $229,107,000. This decrease resulted primarily from:

(Amounts in thousands)
Derivative positions in marketable equity securities – net loss of $33,602 in 2008 compared to a net gain of $113,547 in 2007	$(147,149)
Marketable equity securities - impairment losses	(76,742)
MPH mezzanine loan – income of $10,300 from the reversal of a portion of the 2007 loan loss accrual in 2008, compared to a $57,000 loan loss accrual in 2007	67,300
Decrease in interest income as a result of lower average yields on investments (2.3% in 2008 compared to 5.0% in 2007)	(28,250)
Decrease in interest income on mezzanine loans as a result of lower average investments ($480,558 in 2008 compared to $611,943 in 2007)	(20,522)
Decrease in income on investments in our deferred compensation plan	(15,344)
Other, net	(8,400)
$(229,107)

Interest and Debt Expense

Interest and debt expense was $635,724,000 for the year ended December 31, 2008, compared to $599,804,000 in the year ended December 31, 2007, an increase of $35,920,000.  This increase was primarily due to the full year effect of interest expense from properties acquired during 2007 and property level refinancings during 2008, partially offset by a decrease in weighted average interest rates on variable rate debt.

Net Gain on Early Extinguishment of Debt

In the year ended December 31, 2008, we had a $9,820,000 net gain from the early extinguishment of debt which resulted primarily from purchases of certain of our convertible senior debentures.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets other than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $7,757,000 in the year ended December 31, 2008, compared to $39,493,000 in the year ended December 31, 2007.  The year ended December 31, 2008 includes a $3,691,000 net gain on sale of residential condominiums, a $2,038,000 net gain on disposition of our 13.8% interest in GMH and $2,028,000 for net gains on sale of marketable securities.  The $39,493,000 net gain in the year ended December 31, 2007 represents net gains on sale of marketable securities, including $23,090,000 from the sale of McDonald’s common shares.

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

Discontinued Operations

The combined results of discontinued operations for the years ended December 31, 2008 and 2007 include the operating results of 1999 K Street, which was sold on September 1, 2009; Americold, which was sold on March 31, 2008; Tysons Dulles Plaza, which was sold on June 10, 2008; 11 acres of land we acquired as part of our acquisition of H Street, which was sold in September 2007; Vineland, New Jersey, which was sold on July 16, 2007; Crystal Mall Two, which was sold on August 9, 2007; and Arlington Plaza, which was sold on October 17, 2007.

(Amounts in thousands)	For the Year Ended December 31,
	2008	2007
Total revenues	$226,726	$870,857
Total expenses	223,326	868,216
Net income (loss)	3,400	2,641
Net gain on sale of Americold	112,690	—
Net gain on sale of Tysons Dulles Plaza	56,831	—
Net gain on sale of Arlington Plaza	—	33,890
Net gain on sale of Crystal Mall Two	—	19,893
Net gains on sale of other real estate	692	11,198
Income from discontinued operations	$173,613	$67,622

Net Income Attributable to Noncontrolling Interests, Including Unit Distributions

Net income attributable to noncontrolling interests for the years ended December 31, 2008 and 2007 is comprised of (i) allocations of income to redeemable noncontrolling interests of $33,327,000 and $50,514,000, respectively, (ii) net loss attributable to noncontrolling interests in consolidated subsidiaries of $3,263,000 and $3,494,000, respectively and (iii) preferred unit distributions of the Operating Partnership of $22,084,000 and $19,274,000, respectively.  The decrease of $17,187,000 in allocations of income to redeemable noncontrolling interests resulted primarily from lower net income subject to allocation to the unitholders.

Preferred Share Dividends

Preferred share dividends were $57,091,000 for the year ended December 31, 2008, compared to $57,177,000 for the prior year.

Results of Operations - Year Ended December 31, 2008 Compared to December 31, 2007 – continued

Same Store EBITDA

Below are the same store EBITDA results on a GAAP basis and cash basis for each of our segments for the year ended December 31, 2008, compared to the year ended December 31, 2007.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the year ended December 31, 2008	$586,798	$458,014	$332,773	$116,437
Add-back: non-property level overhead expenses included above	20,217	26,548	29,862	29,254
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(50,070)	(80,741)	(52,154)	(1,281)
GAAP basis same store EBITDA for the year ended December 31, 2008	556,945	403,821	310,481	144,410
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(69,926)	(15,607)	(34,018)	(8,819)
Cash basis same store EBITDA for the year ended December 31, 2008	$487,019	$388,214	$276,463	$135,591

EBITDA for the year ended December 31, 2007	$514,198	$449,702	$327,738	$114,082
Add-back: non-property level overhead expenses included above	17,252	27,612	27,476	28,168
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(7,157)	(90,780)	(58,891)	2,410
GAAP basis same store EBITDA for the year ended December 31, 2007	524,293	386,534	296,323	144,660
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(72,685)	(25,782)	(34,258)	(6,152)
Cash basis same store EBITDA for the year ended December 31, 2007	$451,608	$360,752	$262,065	$138,508

Increase (decrease) in GAAP basis same store EBITDA for the year ended December 31, 2008 over the year ended December 31, 2007	$32,652	$17,287	$14,158	$(250)

Increase (decrease) in Cash basis same store EBITDA for the year ended December 31, 2008 over the year ended December 31, 2007	$35,411	$27,462	$14,398	$(2,917)

% increase (decrease) in GAAP basis same store EBITDA	6.2%	4.5%	4.8%	(0.2% )

% increase (decrease) in Cash basis same store EBITDA	7.8%	7.6%	5.5%	(2.1% )

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2009 and December 31, 2008

(Amounts in thousands)	For the Three Months Ended December 31, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$529,064	$189,673	$138,945	$96,860	$60,537	$—	$43,049
Straight-line rents:
Contractual rent increases	11,476	4,108	2,594	4,154	485	—	135
Amortization of free rent	11,177	6,173	2,428	2,251	90	—	235
Amortization of acquired below- market leases, net	16,211	9,611	774	4,719	18	—	1,089
Total rentals	567,928	209,565	144,741	107,984	61,130	—	44,508
Tenant expense reimbursements	91,048	32,932	16,505	35,841	2,492	—	3,278
Fee and other income:
Tenant cleaning fees	15,140	21,320	—	—	—	—	(6,180)
Management and leasing fees	3,201	848	2,247	483	63	—	(440)
Lease termination fees	1,169	316	308	364	181	—	—
Other	40,517	4,257	32,701	381	3,353	—	(175)
Total revenues	719,003	269,238	196,502	145,053	67,219	—	40,991
Operating expenses	273,224	111,818	59,361	51,087	35,251	—	15,707
Depreciation and amortization	140,658	44,039	39,221	26,329	15,371	—	15,698
General and administrative	51,307	4,232	5,671	5,487	6,495	—	29,422
Impairment and other losses	87,823	—	24,875	23,649	—	—	39,299
Total expenses	553,012	160,089	129,128	106,552	57,117	—	100,126
Operating income (loss)	165,991	109,149	67,374	38,501	10,102	—	(59,135)
Income applicable to Alexander’s	7,485	193	—	193	—	—	7,099
Loss applicable to Toys	(26,597)	—	—	—	—	(26,597)	—
(Loss) income from partially owned entities	(24,315)	1,139	(654)	1,371	(35)	—	(26,136)
Interest and other investment income, net	(52,722)	164	216	22	13	—	(53,137)
Interest and debt expense	(159,255)	(33,529)	(34,972)	(22,975)	(13,071)	—	(54,708)
Net loss on early extinguishment of debt	(52,911)	—	—	—	—	—	(52,911)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	1,209	—	—	—	—	—	1,209
(Loss) income before income taxes	(141,115)	77,116	31,964	17,112	(2,991)	(26,597)	(237,719)
Income tax expense	(4,964)	(487)	(345)	(3)	(385)	—	(3,744)
(Loss) income from continuing operations	(146,079)	76,629	31,619	17,109	(3,376)	(26,597)	(241,463)
Income from discontinued operations	2,629	—	—	2,629	—	—	—
Net (loss) income	(143,450)	76,629	31,619	19,738	(3,376)	(26,597)	(241,463)
Net loss (income) attributable to noncontrolling interests, including unit distributions	6,527	(2,660)	—	285	—	—	8,902
Net (loss) income attributable to Vornado	(136,923)	73,969	31,619	20,023	(3,376)	(26,597)	(232,561)
Interest and debt expense (1)	214,411	31,910	35,792	24,494	13,299	37,493	71,423
Depreciation and amortization (1)	189,261	42,686	42,484	27,179	15,499	30,859	30,554
Income tax (benefit) expense (1)	(13,611)	487	348	3	388	(20,520)	5,683
EBITDA(1)	$253,138	$149,052	$110,243	$71,699	$25,810	$21,235	$(124,901)

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

___________________

See notes on page 93.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2009 and December 31, 2008 – continued

(Amounts in thousands)	For the Three Months Ended December 31, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (2)
Property rentals	$519,223	$183,191	$131,510	$88,557	$65,794	$—	$50,171
Straight-line rents:
Contractual rent increases	12,383	7,163	(97)	3,703	1,423	—	191
Amortization of free rent	15,441	6,637	5,019	3,837	41	—	(93)
Amortization of acquired below- market leases, net	22,521	14,807	1,118	6,749	77	—	(230)
Total rentals	569,568	211,798	137,550	102,846	67,335	—	50,039
Tenant expense reimbursements	88,340	32,558	16,840	30,152	3,852	—	4,938
Fee and other income:
Tenant cleaning fees	14,985	18,418	—	—	—	—	(3,433)
Management and leasing fees	3,071	1,376	1,957	699	43	—	(1,004)
Lease termination fees	4,165	1,038	1,598	1,254	275	—	—
Other	15,024	3,823	7,558	587	1,310	—	1,746
Total revenues	695,153	269,011	165,503	135,538	72,815	—	52,286
Operating expenses	276,054	105,167	58,920	56,595	35,224	—	20,148
Depreciation and amortization	139,013	47,376	32,356	28,606	13,509	—	17,166
General and administrative	44,859	5,311	7,724	6,758	7,333	—	17,733
Impairment and other losses	73,438	—	—	595	—	—	72,843
Total expenses	533,364	157,854	99,000	92,554	56,066	—	127,890
Operating income (loss)	161,789	111,157	66,503	42,984	16,749	—	(75,604)
Income applicable to Alexander’s	20,267	195	—	121	—	—	19,951
Loss applicable to Toys	(39,130)	—	—	—	—	(39,130)	—
(Loss) income from partially owned entities	(166,711)	1,476	1,625	(168)	128	—	(169,772)
Interest and other investment (loss) income, net	(50,217)	323	379	72	135	—	(51,126)
Interest and debt expense	(160,862)	(35,114)	(32,423)	(22,806)	(12,958)	—	(57,561)
Net gain on early extinguishment of debt	9,820	—	—	—	—	—	9,820
Net loss on disposition of wholly owned and partially owned assets other than depreciable real estate	(789)	—	—	—	—	—	(789)
(Loss) income before income taxes	(225,833)	78,037	36,084	20,203	4,054	(39,130)	(325,081)
Income tax (expense) benefit	(2,633)	—	57	(75)	(1)	—	(2,614)
(Loss) income from continuing operations	(228,466)	78,037	36,141	20,128	4,053	(39,130)	(327,695)
Income from discontinued operations	799	—	35	764	—	—	—
Net (loss) income	(227,667)	78,037	36,176	20,892	4,053	(39,130)	(327,695)
Net loss (income) attributable to noncontrolling interests, including unit distributions	14,987	(1,396)	—	53	(125)	—	16,455
Net (loss) income attributable to Vornado	(212,680)	76,641	36,176	20,945	3,928	(39,130)	(311,240)
Interest and debt expense (1)	200,573	33,596	33,352	26,108	13,249	38,842	55,426
Depreciation and amortization (1)	179,274	44,961	33,655	30,782	13,646	33,343	22,887
Income tax (benefit) expense (1)	(20,571)	—	(54)	75	55	(23,126)	2,479
EBITDA(1)	$146,596	$155,198	$103,129	$77,910	$30,878	$9,929	$(230,448)

EBITDA above includes certain items that affect comparability, which are described in the “Overview.”

__________________________

See notes on the following page.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2009 and December 31, 2008 – continued

Notes to preceding tabular information:

(1)     Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income to EBITDA include our share of these items from partially owned entities.

(2)     Other EBITDA is comprised of:

	For the Three Months Ended December 31,
(Amounts in thousands)	2009	2008
Alexander’s	$16,474	$27,503
Lexington	15,774	5,879
555 California Street	12,872	12,762
Hotel Pennsylvania	7,285	12,497
Industrial warehouses	835	1,239
Other investments	5,077	110
	58,317	59,990
Investment income and other (1)	12,461	18,654
Corporate general and administrative expenses (1)	(23,190)	(26,761)
Net loss attributable to noncontrolling interests, including unit distributions	8,902	16,455
Net loss on early extinguishment of debt	(52,911)	—
Non-cash assets write-downs:
Mezzanine loans receivable	(68,000)	—
Investment in Lexington	—	(100,707)
Marketable equity securities	(3,361)	(55,471)
Real estate – primarily development projects:
Wholly owned entities	(39,299)	(72,843)
Partially owned entities	(17,820)	(61,837)
Derivative positions in marketable equity securities	—	(7,928)
	$(124,901)	$(230,448)

  _____________________

(1)     The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Supplemental Information – continued

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the three months ended December 31, 2009	$149,052	$110,243	$71,699	$25,810
Add-back: non-property level overhead expenses included above	4,232	5,671	5,487	6,495
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(298)	(2,904)	11,057	886
GAAP basis same store EBITDA for the three months ended December 31, 2009	152,986	113,010	88,243	33,191
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(16,414)	(5,294)	(6,348)	(2,433)
Cash basis same store EBITDA for the three months ended December 31, 2009	$136,572	$107,716	$81,895	$30,758

EBITDA for the three months ended December 31, 2008	$155,198	$103,129	$77,910	$30,878
Add-back: non-property level overhead expenses included above	5,311	7,724	7,356	7,333
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(4,353)	(2,442)	(579)	(671)
GAAP basis same store EBITDA for the three months ended December 31, 2008	156,156	108,411	84,687	37,540
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(25,014)	(5,549)	(10,014)	(1,541)
Cash basis same store EBITDA for the three months ended December 31, 2008	$131,142	$102,862	$74,673	$35,999

Increase (decrease) in GAAP basis same store EBITDA for the three months ended December 31, 2009 over the three months ended December 31, 2008	$(3,170)	$4,599	$3,556	$(4,349)

Increase (decrease) in Cash basis same store EBITDA for the three months ended December 31, 2009 over the three months ended December 31, 2008	$5,430	$4,854	$7,222	$(5,241)

% increase (decrease) in GAAP basis same store EBITDA	(2.0% )	4.2%	4.2%	(11.6% )

% increase (decrease) in Cash basis same store EBITDA	4.1%	4.7%	9.7%	(14.6% )

Supplemental Information – continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended December 31, 2009 compared to the three months ended September 30, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
EBITDA for the three months ended December 31, 2009	$149,052	$110,243	$71,699	$25,810
Add-back: non-property level overhead expenses included above	4,232	5,671	5,487	6,495
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(75)	(2,904)	10,979	140
GAAP basis same store EBITDA for the three months ended December 31, 2009	153,209	113,010	88,165	32,445
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(16,637)	(5,294)	(5,828)	(2,433)
Cash basis same store EBITDA for the three months ended December 31, 2009	$136,572	$107,716	$82,337	$30,012

EBITDA for the nine months ended September 30, 2009 (1)	$146,875	$149,242	$82,844	$26,311
Add-back: non-property level overhead expenses included above	4,895	6,079	6,802	7,198
Less: EBITDA from acquisitions, dispositions and other non-operating income or expenses	(1,708)	(42,323)	(5,207)	(3,529)
GAAP basis same store EBITDA for the three months ended September 30, 2009	150,062	112,998	84,439	29,980
Less: Adjustments for straight-line rents, amortization of below-market leases, net and other non-cash adjustments	(16,714)	(6,860)	(7,893)	(184)
Cash basis same store EBITDA for the three months ended September 30, 2009	$133,348	$106,138	$76,546	$29,796

Increase in GAAP basis same store EBITDA for the three months ended December 31, 2009 over the three months ended September 30, 2009	$3,147	$12	$3,726	$2,465

Increase in Cash basis same store EBITDA for the three months ended December 31, 2009 over the three months ended September 30, 2009	$3,224	$1,578	$5,791	$216

% increase in GAAP basis same store EBITDA	2.1%	0.0%	4.4%	8.2%

% increase in Cash basis same store EBITDA	2.4%	1.5%	7.6%	0.7%

________________________

(1)        Below is a reconciliation of our net income (loss) to EBITDA for the three months ended September 30, 2009.

(Amounts in thousands)	New York Office	Washington, DC Office	Retail	Merchandise Mart
Net income (loss) attributable to Vornado for the three months ended September 30, 2009	$73,244	$79,099	$33,798	$(1,623)
Interest and debt expense	31,945	32,980	23,978	13,315
Depreciation and amortization	41,101	37,116	25,029	13,772
Income tax expense	585	47	39	847
EBITDA for the three months ended September 30, 2009	$146,875	$149,242	$82,844	$26,311

Related Party Transactions

Transactions with Affiliates and Officers and Trustees

Alexander’s

We own 32.4% of Alexander’s. Steven Roth, the Chairman of our Board, and Michael D. Fascitelli, our President and Chief Executive Officer, are officers and directors of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 3 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

On March 2, 2009, Mr. Roth and Mr. Fascitelli each exercised 150,000 stock appreciation rights (“SARs”) which were scheduled to expire on March 4, 2009 and each received gross proceeds of $11,419,000.

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

On September 15, 2008 and October 14, 2008, Mr. Roth exercised an aggregate of 200,000 SARs which were scheduled to expire on March 4, 2009 and received gross proceeds of $62,809,000.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2009, Interstate and its partners beneficially owned approximately 7.3% of the common shares of beneficial interest of Vornado and 27.2% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us. We earned $782,000, $803,000 and $800,000 of management fees under the agreement for the years ended December 31, 2009, 2008 and 2007, respectively.

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

We may from time to time purchase or retire outstanding debt or equity securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

We may determine to raise capital for future real estate acquisitions through an institutional investment fund.  We would serve as the general partner of the fund and would also expect to be a limited partner of the fund and have the potential to earn certain incentives based on the fund’s performance.  The fund may serve as our exclusive investment vehicle for a limited period of time for all investments that fit within the fund’s investment parameters.  If we determine to raise capital through a fund, the partnership interests offered would not be registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration under that act or an applicable exemption from those registration requirements.

Acquisitions and Investments

We did not make any significant investments in real estate during 2009.

Financings

 In April 2009, we sold 17,250,000 common shares, including underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at an initial public offering price of $43.00 per share.  We received net proceeds of $710,226,000, after underwriters’ discount and offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 17,250,000 Class A units of the Operating Partnership.

On September 30, 2009, we completed a public offering of $460,000,000 principal amount of 7.875% callable senior unsecured 30-year notes (NYSE: VNOD) due October 1, 2039.  The notes were sold to the public at par and may be redeemed at our option, in whole or in part, beginning in October 2014 at a price equal to the principal amount plus accrued and unpaid interest.  We received net proceeds of approximately $446,000,000 from the offering which were used to repay debt and for general corporate purposes.

During 2009, we purchased $1,912,724,000 (aggregate face amount) of our convertible senior debentures and $352,740,000 (aggregate face amount) of our senior unsecured notes for $1,877,510,000 and $343,694,000 in cash, respectively.  This debt was acquired through tender offers and in the open market and has been retired.   We also repaid $650,285,000 of existing property level debt and completed $277,000,000 of property level financings.  In connection with the above, we recognized an aggregate net loss of $25,915,000 from the early extinguishment of debt on our consolidated statement of income

We continue to evaluate plans to renovate and reposition the Springfield mall; given current economic conditions, that may require us to renegotiate the terms of the existing debt and, accordingly, we have requested that the debt be placed with the special servicer.

Dispositions

On September 1, 2009, we sold 1999 K Street, a newly developed 250,000 square foot office building in Washington’s Central Business District, for $207,800,000 in cash, which resulted in a net gain of $41,211,000, which is included as a component of “income from discontinued operations” on our consolidated statement of income.

During 2009, we sold 15 retail properties in separate transactions for an aggregate of $55,000,000 in cash, which resulted in net gains aggregating $4,073,000, which is included as a component of “income from discontinued operations” on our consolidated statement of income.

Liquidity and Capital Resources – continued

Mezzanine Loans

On June 1, 2009, we were repaid the entire $41,758,000 balance of the Charles Square Hotel loan including accrued interest.  This loan was scheduled to mature in September 2009.

On January 28, 2010, we were repaid the entire $99,314,000 balance of the Equinox loan including accrued interest.  This loan, which we acquired in 2006 for $57,500,000, was scheduled to mature in February 2013.

Certain Future Cash Requirements

Development and Redevelopment Expenditures

We are currently engaged in various development/redevelopment projects for which we have budgeted approximately $200,000,000. Of this amount, $78,118,000 was expended prior to 2009 and $50,513,000 was expended during 2009.  Substantially all of the estimated costs to complete our development projects aggregating approximately $71,000,000 are anticipated to be expended during 2010, of which approximately $18,000,000 is expected to be funded by existing construction loans.

Other Capital Expenditures

The following table summarizes other anticipated 2010 capital expenditures.

(Amounts in millions except square foot data)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart		Other (1)
Expenditures to maintain assets	$72.0	$25.0	$23.0	$5.0	$7.0		$12.0
Tenant improvements	105.0	42.0	29.0	14.0	18.0		2.0
Leasing commissions	33.0	13.0	7.0	8.0	4.0		1.0
Total Tenant Improvements and Leasing Commissions	138.0	55.0	36.0	22.0	22.0		3.0
Per square foot		$45.00	$22.50	$18.00	$22.00	(2)	$70.00
Per square foot per annum		$5.50	$3.00	$2.50	$3.50	(2)	$8.00
Total Capital Expenditures and Leasing Commissions	$210.0	$80.0	$59.0	$27.0	$29.0		$15.0

Square feet budgeted to be leased (in thousands)		950	1,700	1,200	1,000
Weighted average lease term		8.0	7.0	7.5	6.5

____________________________

(1)   Primarily 555 California Street, Hotel Pennsylvania and Warehouses.

(2)   Tenant improvements and leasing commissions per square foot budgeted for 2010 leasing activity are $70.50 ($4.50 per annum) and $13.50 ($2.50 per annum) for Merchandise Mart office and showroom space, respectively.

The table above excludes anticipated capital expenditures of non-consolidated entities, including Alexander’s, Toys and Lexington, as these entities fund their capital expenditures without additional equity contributions from us.

Dividends

On January 13, 2010, we declared a regular quarterly dividend of $0.65 per common share, payable all in cash on February 22, 2010.  This dividend policy, if continued for all of 2010, would require approximately $507,000,000 of cash in the aggregate for common share dividends.  In addition, we expect to pay cash dividends on outstanding preferred shares during 2010 aggregating approximately $57,000,000.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations

We believe that we have complied with the financial covenants required by our revolving credit facilities and our senior unsecured notes and that as of December 31, 2009 we have the ability to incur a substantial amount of additional indebtedness.  We have an effective shelf registration for the offering of our equity securities and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”

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

Below is a schedule of our contractual obligations and commitments at December 31, 2009.

(Amounts in thousands) Contractual Cash Obligations (principal and interest(1)):	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Mortgages and Notes Payable	$10,443,320	$873,329	$3,186,529	$2,269,631	$4,113,831
Senior Unsecured Notes due 2039 (PINES)	1,537,694	36,225	108,675	108,675	1,284,119
Operating leases	1,172,119	27,113	54,048	54,492	1,036,466
Revolving Credit Facilities	866,536	6,733	859,803	—	—
Exchangeable Senior Debentures due 2025	544,381	19,374	525,007	—	—
Convertible Senior Debentures due 2026	467,020	15,852	451,168	—	—
Senior Unsecured Notes due 2010	154,794	154,794	—	—	—
Senior Unsecured Notes due 2011	124,781	6,574	118,207	—	—
Purchase obligations, primarily construction commitments	98,021	98,021	—	—	—
Convertible Senior Debentures due 2027	23,921	641	23,280	—	—
Capital lease obligations	20,960	707	1,413	1,413	17,427
Total Contractual Cash Obligations	$15,453,547	$1,239,363	$5,328,130	$2,434,211	$6,451,843

Commitments:
Capital commitments to partially owned entities	$90,406	$90,406	$—	$—	$—
Standby letters of credit	37,333	32,852	4,481	—	—
Other guarantees	146	—	146	—	—
Total Commitments	$127,885	$123,258	$4,627	$—	$—

________________________

(1)   Interest on variable rate debt is computed using rates in effect at December 31, 2009.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Our coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or  repayment of the underlying loans.  As of December 31, 2009, the aggregate dollar amount of these guarantees and master leases is approximately $135,000,000.

At December 31, 2009, $37,232,000 of letters of credit were outstanding under our $0.965 billion revolving credit facility.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $90,406,000.  Of this amount, $71,788,000 is committed to the India Property Fund and is pledged as collateral to its lender.

Liquidity and Capital Resources – continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  The motion was argued and submitted for decision on December 18, 2009.  The course of future proceedings will depend upon the outcome of Stop & Shop’s motion, but we anticipate that a trial date will be set for some time in 2010.  We intend to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants.  In April 2007, H Street acquired the remaining 50% interest in that fee.  In April 2007, we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners.  The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  We believe this claim is without merit and regardless of merit, in our opinion, after consultation with legal counsel, this claim will not have a material effect on our financial condition, results of operations or cash flows.

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2009

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties.   Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.  Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to common and preferred shareholders, as well as acquisition and development costs.  Our cash and cash equivalents were $535,479,000 at December 31, 2009, a $991,374,000 decrease over the balance at December 31, 2008.  This decrease was the result of the acquisition of our convertible senior debentures and senior unsecured notes during 2009, partially offset by cash flows from operating activities as discussed below.

Our consolidated outstanding debt was $10,939,615,000 at December 31, 2009, a $1,498,308,000 decrease over the balance at December 31, 2008.  This decrease resulted primarily from the acquisition of our convertible senior debentures and senior unsecured notes during 2009.  As of December 31, 2009 and December 31, 2008, $852,218,000 and $358,468,000, respectively, was outstanding under our revolving credit facilities.  During 2010 and 2011, $538,458,000 and $2,448,053,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,149,640,000 at December 31, 2009, a $46,945,000 decrease from the balance at December 31, 2008.

Cash flows provided by operating activities of $633,579,000 was comprised of (i) net income of $128,450,000, (ii) $620,523,000 of non-cash adjustments, including depreciation and amortization expense, non-cash impairment losses, the effect of straight-lining of rental income, equity in net income of partially owned entities and (iii) distributions of income from partially owned entities of $30,473,000, partially offset by (iv) the net change in operating assets and liabilities of $145,867,000.

Net cash used in investing activities of $242,201,000 was comprised of (i) development and redevelopment expenditures of $465,205,000, (ii) additions to real estate of $216,669,000, (iii) purchases of marketable equity securities of $90,089,000, (iv) purchases of short-term investments of $55,000,000, (v) investments in partially owned entities of $38,266,000, partially offset by, (vi) proceeds from the sale of real estate (primarily 1999 K Street) of $367,698,000, (vii) proceeds from restricted cash of $111,788,000, (viii) proceeds from the sale of marketable securities of $64,355,000, (ix) proceeds received from repayments on mezzanine loans receivable of $47,397,000, (x) proceeds from maturing short-term investments of $15,000,000 and (xi) distributions of capital from partially owned entities of $16,790,000.

Net cash used in financing activities of $1,382,752,000 was primarily comprised of (i) acquisition and retirement of convertible senior debentures and senior unsecured notes of $2,221,204,000, (ii) repayment of borrowings of $2,075,236,000, (iii) dividends paid on common shares of $262,397,000, (iv) dividends paid on preferred shares of $57,078,000, (v) distributions to noncontrolling interests of $42,449,000, (vi) repurchase of shares related to stock compensation arrangements and related tax withholdings of $32,203,000, (vii) redemption of redeemable noncontrolling interests of $24,330,000, (viii) debt issuance and other costs of $30,186,000, partially offset by, (ix) proceeds from borrowings of $2,648,175,000 and (xi) proceeds from issuance of common shares of $710,226,000.

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

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2009 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2009.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$41,858	$15,559	$17,185	$3,406	$5,708	$—
Tenant improvements	76,514	44,808	18,348	4,190	9,168	—
Leasing commissions	28,913	15,432	10,040	1,710	1,731	—
Non-recurring capital expenditures	35,917	20,741	—	53	—	15,123
Total capital expenditures and leasing commissions (accrual basis)	183,202	96,540	45,573	$9,359	$16,607	$15,123
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	138,590	67,903	60,208	4,293	5,224	962
Expenditures to be made in future periods for the current period	(75,397)	(40,516)	(21,627)	(5,244)	(5,900)	(2,110)
Total capital expenditures and leasing commissions (cash basis)	$246,395	$123,927	$84,154	$8,408	$15,931	$13,975

Tenant improvements and leasing commissions:
Per square foot per annum	$2.65	$5.45	$2.10	$0.82	$1.64	$—
Percentage of initial rent	7.1%	10.5%	5.2%	3.5%	5.7%	—

Development and Redevelopment Expenditures:
West End 25	$64,865	$—	$64,865	$—	$—	$—
Bergen Town Center	57,843	—	—	57,843	—	—
Wasserman Venture	49,586	—	—	—	—	49,586
220 20th Street	39,256	—	39,256	—	—	—
1999 K Street (sold in September 2009)	31,874	—	31,874	—	—	—
North Bergen, New Jersey	25,764	—	—	25,764	—	—
Manhattan Mall	21,459	—	—	21,459	—	—
Poughkeepsie, New York	20,280	—	—	20,280	—	—
Garfield, New Jersey	16,577	—	—	16,577	—	—
1540 Broadway	15,544	—	—	15,544	—	—
2101 L Street	12,923	—	12,923	—	—	—
Beverly Connection	12,854	—	—	12,854	—	—
40 East 66th Street	10,520	—	—	—	—	10,520
One Penn Plaza	9,839	9,839	—	—	—	—
Other	76,021	11,790	22,849	28,438	6,409	6,535
	$465,205	$21,629	$171,767	$198,759	$6,409	$66,641

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

Our consolidated outstanding debt was $12,437,923,000 at December 31, 2008, a $718,946,000 increase over the balance at December 31, 2007.  This increase resulted primarily from debt associated with property refinancings.  As of December 31, 2008 and December 31, 2007, $358,468,000 and $405,656,000, respectively, was outstanding under our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,196,585,000 at December 31, 2008, a $93,288,000 decrease from the balance at December 31, 2007.

Cash flows provided by operating activities of $817,812,000 was comprised of (i) net income of $411,445,000, (ii) $401,571,000 of non-cash adjustments, including depreciation and amortization expense, non-cash impairment losses, the effect of straight-lining of rental income, equity in net income of partially owned entities, and (iii) distributions of income from partially owned entities of $44,690,000, partially offset by (iv) the net change in operating assets and liabilities of $39,894,000.

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

Net cash provided by financing activities of $7,677,000 was primarily comprised of (i) proceeds from borrowings of $1,721,974,000 and (ii) proceeds received from exercises of employee stock options of $29,377,000, partially offset by, (iii) repayments of borrowings of $993,665,000, (iv) dividends paid on common shares of $561,981,000, (v) distributions to noncontrolling interests of $85,419,000 and (vi) dividends paid on preferred shares of $57,112,000.

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2008 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2008.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$50,137	$23,380	$10,341	$4,024	$10,730	$1,662
Tenant improvements	57,573	23,433	17,223	7,881	9,036	—
Leasing commissions	29,642	16,037	6,385	3,145	4,075	—
Non-recurring capital expenditures	70,860	28,773	20,888	4,109	11,146	5,944
Total capital expenditures and leasing commissions (accrual basis)	208,212	91,623	54,837	19,159	34,987	7,606
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	114,778	57,001	15,539	9,590	28,576	4,072
Expenditures to be made in future periods for the current period	(78,614)	(33,571)	(22,076)	(15,135)	(7,729)	(103)
Total capital expenditures and leasing commissions (cash basis)	$244,376	$115,053	$48,300	$13,614	$55,834	$11,575

Tenant improvements and leasing commissions:
Per square foot per annum	$3.03	$5.35	$2.16	$2.03	$2.63	$—
Percentage of initial rent	7.0%	7.5%	5.6%	5.3%	9.4%	—

Development and Redevelopment Expenditures:
Bergen Town Center	$126,673	$—	$—	$126,673	$—	$—
Wasserman Venture	61,867	—	—	—	—	61,867
Manhattan Mall	51,474	—	—	51,474	—	—
1999 K Street (sold in 2009)	45,742	—	45,742	—	—	—
40 East 66th Street	41,827	—	—	—	—	41,827
220 20th Street	36,014	—	36,014	—	—	—
220 Central Park South	30,533	—	—	—	—	30,533
West End 25	24,002	—	24,002	—	—	—
478-486 Broadway	17,182	—	—	17,182	—	—
Hotel Pennsylvania	15,591	—	—	—	—	15,591
2101 L Street	14,992	—	14,992	—	—	—
Springfield Mall	12,948	—	—	12,948	—	—
Garfield, New Jersey	12,775	—	—	12,775	—	—
North Bergen, New Jersey	10,749	—	—	10,749	—	—
Poughkeepsie, New York	10,404	—	—	10,404	—	—
Green Acres Mall	3,914	—	—	3,914	—	—
Other	82,001	25,959	27,106	20,226	8,710	—
	$598,688	$25,959	$147,856	$266,345	$8,710	$149,818

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2007

Cash and cash equivalents were $1,154,595,000 at December 31, 2007, a $1,078,722,000 decrease from the balance at December 31, 2006.  This decrease resulted from $3,067,704,000 of net cash used in investing activities, primarily for real estate acquisitions, partially offset by $1,291,657,000 of net cash provided by financing activities and $697,325,000 of net cash provided by operating activities.

Our consolidated outstanding debt was $11,718,977,000 at December 31, 2007, a $3,316,022,000 increase over the balance at December 31, 2006.  This increase resulted primarily from debt associated with asset acquisitions, property financings and refinancings and from the issuance of $1.0 billion of senior unsecured convertible debentures during 2007.  As of December 31, 2007 and 2006, $405,656,000 and $0, respectively, was outstanding under our revolving credit facilities.

Our share of debt of unconsolidated subsidiaries was $3,289,873,000 at December 31, 2007, a $33,134,000 decrease from the balance at December 31, 2006.

Cash flows provided by operating activities of $697,325,000 was comprised of (i) net income of $607,833,000, (ii) adjustments for non-cash items of $211,074,000, and (iii) distributions of income from partially owned entities of $24,044,000, partially offset by, (iv) a net change in operating assets and liabilities of $145,626,000. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $545,885,000, (ii) a non-cash mezzanine loan loss accrual of $57,000,000, (iii) net loss on early extinguishment of debt and write-off of unamortized financing costs of $7,670,000, partially offset by (iv) net gains on derivatives of $113,503,000 (primarily McDonald’s), (v) equity in net income of partially owned entities, including Alexander’s and Toys, of $69,656,000, (vi) the effect of straight-lining of rental income of $77,699,000, (vii)  net gains on sale of real estate of $64,981,000, (viii) net gains on dispositions of wholly-owned and partially owned assets other than real estate of $39,493,000 and (ix) amortization of below market leases, net of above market leases of $83,250,000.

Net cash used in investing activities of $3,067,704,000 was primarily comprised of (i) acquisitions of real estate and other of $2,849,709,000, (ii) development and redevelopment expenditures of $358,748,000, (iii) investments in partially owned entities of $271,423,000, (iv) investments in mezzanine loans receivable of $217,081,000, (v) purchases of marketable securities of $152,683,000, (vi) capital expenditures of $166,319,000, partially offset by, (vii) proceeds from settlement of derivative positions of $260,764,000, (viii) repayments received on mezzanine loans receivable of $241,289,000, (ix) proceeds from the sale of real estate of $297,234,000, (x) proceeds from the sale of marketable securities of $112,779,000 and (xi) distributions of capital from partially owned entities of $22,541,000.

Net cash provided by financing activities of $1,291,657,000 was primarily comprised of (i) proceeds from borrowings of $2,954,497,000, partially offset by, (ii) repayments of borrowings of $868,055,000, (iii) dividends paid on common shares of $524,719,000, (iv) purchases of marketable securities in connection with the legal defeasance or mortgage notes payable of $109,092,000, (v) distributions to noncontrolling interests of $81,065,000 and (vi) dividends paid on preferred shares of $57,236,000.

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2007 – continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2007.

(Amounts in thousands)	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$46,549	$15,162	$15,725	$2,626	$10,625	$2,411
Tenant improvements	100,939	43,677	20,890	3,176	33,196	—
Leasing commissions	43,163	28,626	7,591	2,773	4,173	—
Non-recurring capital expenditures	10,974	—	6,717	1,280	—	2,977
Total capital expenditures and leasing commissions (accrual basis)	201,625	87,465	50,923	9,855	47,994	5,388
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	76,117	17,416	40,019	8,263	8,982	1,437
Expenditures to be made in future periods for the current period	(88,496)	(46,845)	(13,763)	(5,542)	(21,203)	(1,143)
Total capital expenditures and leasing commissions (cash basis)	$189,246	$58,036	$77,179	$12,576	$35,773	$5,682

Tenant improvements and leasing commissions:
Per square foot per annum	$2.91	$5.17	$1.72	$1.11	$3.15	$—
Percentage of initial rent	6.7%	7.0%	4.4%	2.8%	11.8%	—

Development and Redevelopment Expenditures:
Bergen Town Center	$52,664	$—	$—	$52,664	$—	$—
2101 L Street	46,664	—	46,664	—	—	—
Wasserman Venture	43,260	—	—	—	—	43,260
Green Acres Mall	32,594	—	—	32,594	—	—
Crystal Mall Two	29,552	—	29,552	—	—	—
North Bergen, New Jersey	19,925	—	—	19,925	—	—
40 East 66th Street	13,544	—	—	—	—	13,544
1999 K Street (sold in 2009)	11,245	—	11,245	—	—	—
Springfield Mall	6,055	—	—	6,055	—	—
Other	103,245	11,728	30,515	27,124	693	33,185
	$358,748	$11,728	$117,976	$138,362	$693	$89,989

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets and GAAP extraordinary items, and to include depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 15 – Income per Share, in the notes to our consolidated financial statements on page 153 of this Annual Report on Form 10-K.

FFO attributable to common shareholders plus assumed conversions was $583,596,000, or $3.36 per diluted share for the year ended December 31, 2009, compared to $813,064,000 or $4.97 per diluted share for the year ended December 31, 2008. FFO attributable to common shareholders plus assumed conversions was $20,000 or $0.00 per diluted share for the three months ended December 31, 2009 compared to negative FFO of $88,154,000, or $0.57 per diluted share for the three months ended December 31, 2008.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

(Amounts in thousands except per share amounts)	For The Year Ended December 31,		For The Three Months Ended December 31,
Reconciliation of our net income (loss) to FFO (Negative FFO):	2009	2008	2009	2008
Net income (loss) attributable to Vornado	$106,169	$359,297	$(136,923)	$(212,680)
Depreciation and amortization of real property	508,572	509,367	133,023	129,305
Net gains on sale of real estate	(45,282)	(57,523)	(2,629)	—
Proportionate share of adjustments to equity in net income of Toys to arrive at FFO:
Depreciation and amortization of real property	65,358	66,435	15,527	15,533
Net gains on sale of real estate	(164)	(719)	—	(555)
Income tax effect of above adjustments	(22,819)	(23,223)	(5,435)	(5,242)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	75,200	49,513	22,692	13,735
Net gains on sale of real estate	(1,188)	(8,759)	(3)	(528)
Noncontrolling interests’ share of above adjustments	(45,344)	(49,683)	(11,963)	(13,451)
FFO (Negative FFO)	640,502	844,705	14,289	(73,883)
Preferred share dividends	(57,076)	(57,091)	(14,269)	(14,271)
FFO (Negative FFO) attributable to common shareholders	583,426	787,614	20	(88,154)
Interest on 3.875% exchangeable senior debentures	—	25,261	—	—
Convertible preferred dividends	170	189	—	—
FFO (Negative FFO) attributable to common shareholders plus assumed conversions	$583,596	$813,064	$20	$(88,154)

Reconciliation of Weighted Average Shares:
Weighted average common shares outstanding	171,595	153,900	179,832	154,590
Effect of dilutive securities:
Employee stock options and restricted share awards	1,908	4,219	2,627	—
3.875% exchangeable senior debentures	—	5,559	—	—
Convertible preferred shares	75	81	—	—
Denominator for FFO (Negative FFO) per diluted share	173,578	163,759	182,459	154,590

FFO (Negative FFO) attributable to common shareholders plus assumed conversions per diluted share	$3.36	$4.97	$0.00	$(0.57)

ITEM 7A.               Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2009			2008
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$2,657,972	1.67%	$26,579	$2,002,381	2.71%
Fixed rate	8,281,643	5.89%	—	10,435,542	5.76%
	$10,939,615	4.86%	26,579	$12,437,923	5.27%
Pro-rata share of debt of non- consolidated entities (non-recourse):
Variable rate – excluding Toys	$331,980	2.87%	3,319	$282,752	3.63%
Variable rate – Toys	852,040	3.45%	8,520	819,512	3.68%
Fixed rate (including $1,077,919 and $1,175,310 of Toys’ debt in 2009 and 2008)	1,965,620	7.16%	—	2,094,321	6.51%
	$3,149,640	5.70%	11,839	$3,196,585	5.53%
Redeemable noncontrolling interest’ share of above			(3,112)
Total change in annual net income			$35,306
Per share-diluted			$0.20

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2009, variable rate debt with an aggregate principal amount of $507,750,000 and a weighted average interest rate of 2.49% was subject to LIBOR caps.  These caps are based on a notional amount of $507,750,000 and cap LIBOR at a weighted average rate of 5.39%.

As of December 31, 2009, we have investments in mezzanine loans with an aggregate carrying amount of $203,286,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Our Debt

The estimated fair value of our debt at December 31, 2009 was less than its aggregate carrying amount by approximately $501,467,000 based on current market prices and discounted cash flows at the current interest rates at which we believe similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for debt with conversion options and noncontrolling interests in consolidated subsidiaries and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 23, 2010

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts) ASSETS	December 31, 2009	December 31, 2008
Real estate, at cost:
Land	$4,606,065	$4,598,111
Buildings and improvements	12,902,086	12,136,272
Development costs and construction in progress	313,310	966,676
Leasehold improvements and equipment	128,056	118,620
Total	17,949,517	17,819,679
Less accumulated depreciation and amortization	(2,494,441)	(2,167,403)
Real estate, net	15,455,076	15,652,276
Cash and cash equivalents	535,479	1,526,853
Short-term investments	40,000	—
Restricted cash	293,950	375,888
Marketable securities	380,652	334,322
Accounts receivable, net of allowance for doubtful accounts of $46,708 and $32,834	157,325	201,566
Investments in partially owned entities, including Alexander’s of $193,174 and $137,305	799,832	790,154
Investment in Toys “R” Us	409,453	293,096
Mezzanine loans receivable, net of allowance of $190,738 and $46,700	203,286	472,539
Receivable arising from the straight-lining of rents, net of allowance of $4,680 and $5,773	681,526	592,432
Deferred leasing and financing costs, net of accumulated amortization of $183,224 and $168,714	311,825	304,125
Assets related to discontinued operations	—	172,818
Due from officers	13,150	13,185
Other assets	903,918	688,794
	$20,185,472	$21,418,048
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Notes and mortgages payable	$8,445,766	$8,761,640
Convertible senior debentures	445,458	2,221,743
Senior unsecured notes	711,716	617,816
Exchangeable senior debentures	484,457	478,256
Revolving credit facility debt	852,218	358,468
Accounts payable and accrued expenses	475,242	515,607
Deferred credit	682,384	764,774
Deferred compensation plan	80,443	69,945
Deferred tax liabilities	17,842	19,895
Liabilities related to discontinued operations	—	73,747
Other liabilities	88,912	143,527
Total liabilities	12,284,438	14,025,418
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units – 13,892,313 and 14,627,005 units outstanding	971,628	882,740
Series D cumulative redeemable preferred units – 11,200,000 units outstanding	280,000	280,000
Series B convertible preferred units – 444,559 units outstanding in 2008	—	15,238
Total redeemable noncontrolling interests	1,251,628	1,177,978
Vornado shareholders’ equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 33,952,324 and 33,954,124 shares	823,686	823,807
Common shares of beneficial interest: $.04 par value per share; authorized, 250,000,000 shares; issued and outstanding 181,214,161 and 155,285,903 shares	7,218	6,195
Additional capital	6,961,007	6,025,976
Earnings less than distributions	(1,577,591)	(1,047,340)
Accumulated other comprehensive income (loss)	28,449	(6,899)
Total Vornado shareholders’ equity	6,242,769	5,801,739
Noncontrolling interests in consolidated subsidiaries	406,637	412,913
Total equity	6,649,406	6,214,652
	$20,185,472	$21,418,048

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2009	2008	2007

REVENUES:
Property rentals	$2,222,285	$2,207,399	$1,972,230
Tenant expense reimbursements	361,982	357,986	323,075
Fee and other income	158,311	127,301	109,938
Total revenues	2,742,578	2,692,686	2,405,243
EXPENSES:
Operating	1,087,785	1,069,445	950,487
Depreciation and amortization	539,503	536,820	440,224
General and administrative	231,688	194,023	189,024
Impairment and other losses	87,823	81,447	10,375
Total expenses	1,946,799	1,881,735	1,590,110
Operating income	795,779	810,951	815,133
Income applicable to Alexander’s	53,529	36,671	50,589
Income (loss) applicable to Toys “R” Us	92,300	2,380	(14,337)
(Loss) income from partially owned entities	(73,439)	(195,878)	31,891
Interest and other investment (loss) income, net	(116,330)	(2,682)	226,425
Interest and debt expense (including amortization of deferred financing costs of $17,691, $17,507, and $15,182)	(634,283)	(635,724)	(599,804)
Net (loss) gain on early extinguishment of debt	(25,915)	9,820	—
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	5,641	7,757	39,493
Income before income taxes	97,282	33,295	549,390
Income tax (expense) benefit	(20,737)	204,537	(9,179)
Income from continuing operations	76,545	237,832	540,211
Income from discontinued operations	51,905	173,613	67,622
Net income	128,450	411,445	607,833
Net income attributable to noncontrolling interests, including unit distributions	(22,281)	(52,148)	(66,294)
Net income attributable to Vornado	106,169	359,297	541,539
Preferred share dividends	(57,076)	(57,091)	(57,177)
NET INCOME attributable to common shareholders	$49,093	$302,206	$484,362

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.00	$0.94	$2.78
Income from discontinued operations, net	0.28	1.02	0.40
Net income per common share	$0.28	$1.96	$3.18
Weighted average shares	171,595	153,900	151,949

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.00	$0.91	$2.66
Income from discontinued operations, net	0.28	1.00	0.39
Net income per common share	$0.28	$1.91	$3.05
Weighted average shares	173,503	158,119	158,558

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Shares	Common Shares	Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(Amounts in thousands)
Balance, December 31, 2006	$828,660	$6,083	$4,776,515	$(716,716)	$92,963	$19,091	$5,006,596
Net Income	—	—	—	541,539	—	(3,494)	538,045
Dividends paid on common shares	—	—	—	(524,719)	—	—	(524,719)
Dividends paid on preferred shares	—	—	—	(57,177)	—	—	(57,177)
Conversion of Series A preferred shares to common shares	(3,565)	4	3,561	—	—	—	—
Deferred compensation shares and options	—	(17)	(36,422)	—	—	—	(36,439)
Common shares issued:
Under employees’ share option plan	—	30	34,617	—	—	—	34,647
Upon redemption of Class A Operating Partnership units, at redemption value	—	39	116,046	—	—	—	116,085
In connection with dividend reinvestment plan	—	1	2,030	—	—	—	2,031
Change in unrealized net gain or loss on securities available-for-sale	—	—	—	—	(38,842)	—	(38,842)
Sale of securities available-for-sale	—	—	—	—	(36,563)	—	(36,563)
Change in pension plans	—	—	—	—	895	—	895
Adjustments to redeemable Class A Operating Partnership units	—	—	464,114	—	—	—	464,114
Equity component of $1.4 billion convertible senior debentures	—	—	130,714	—	—	—	130,714
Acquisition of noncontrolling interests	—	—	—	—	—	398,386	398,386
Other	—	—	(63)	(104)	11,319	2,315	13,467
Balance, December 31, 2007	$825,095	$6,140	$5,491,112	$(757,177)	$29,772	$416,298	$6,011,240

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

	Preferred Shares	Common Shares	Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(Amounts in thousands)
Balance, December 31, 2007	$825,095	$6,140	$5,491,112	$(757,177)	$29,772	$416,298	$6,011,240
Net Income	—	—	—	359,297	—	3,263	362,560
Dividends paid on common shares	—	—	—	(561,981)	—	—	(561,981)
Dividends paid on preferred shares	—	—	—	(57,091)	—	—	(57,091)
Conversion of Series A preferred shares to common shares	(1,312)	2	1,310	—	—	—	—
Deferred compensation shares and options	—	1	11,410	—	—	—	11,411
Common shares issued:
Under employees’ share option plan	—	7	26,897	(30,345)	—	—	(3,441)
Upon redemption of Class A Operating Partnership units, at redemption value	—	40	82,290	—	—	—	82,330
In connection with dividend reinvestment plan	—	1	2,373	—	—	—	2,374
Change in unrealized net gain or loss on securities available-for-sale	—	—	—	—	(20,150)	—	(20,150)
Sale of securities available-for-sale	—	—	—	—	6,128	—	6,128
Change in pension plans	—	—	—	—	3,251	—	3,251
Adjustments to redeemable Class A Operating Partnership units	—	—	400,647	—	—	—	400,647
Conversion of Series F-1 preferred units	—	4	9,996	—	—	—	10,000
Other	24	—	(59)	(43)	(25,900)	(6,648)	(32,626)
Balance, December 31, 2008	$823,807	$6,195	$6,025,976	$(1,047,340)	$(6,899)	$412,913	$6,214,652

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

	Preferred Shares	Common Shares	Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(Amounts in thousands)
Balance, December 31, 2008	$823,807	$6,195	$6,025,976	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net Income	—	—	—	106,169	—	(2,839)	103,330
Dividends paid on common shares	—	258	285,338	(547,993)	—	—	(262,397)
Dividends paid on preferred shares	—	—	—	(57,076)	—	—	(57,076)
Proceeds from the issuance of common shares	—	690	709,536	—	—	—	710,226
Conversion of Series A preferred shares to common shares	(89)	—	89	—	—	—	—
Deferred compensation shares and options	—	1	13,091	—	—	—	13,092
Common shares issued:
Under employees’ share option plan	—	4	1,713	(31,355)	—	—	(29,638)
Upon redemption of Class A Operating Partnership units, at redemption value	—	70	90,885	—	—	—	90,955
Change in unrealized net gain or loss on securities available-for-sale	—	—	—	—	6,147	—	6,147
Sale of securities available-for-sale	—	—	—	—	7,715	—	7,715
Our share of partially owned entities OCI adjustments	—	—	—	—	22,052	—	22,052
Adjustments to redeemable Class A Operating Partnership units	—	—	(167,049)	—	—	—	(167,049)
Voluntary surrender of equity awards on March 31, 2009	—	—	32,588	—	—	—	32,588
Allocation of cash paid to the equity component upon repurchase of convertible senior debentures	—	—	(30,159)	—	—	—	(30,159)
Other	(32)	—	(1,001)	4	(566)	(3,437)	(5,032)
Balance, December 31, 2009	$823,686	$7,218	$6,961,007	$(1,577,591)	$28,449	$406,637	$6,649,406

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLDIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$128,450	$411,445	$607,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	559,053	577,338	545,885
Mezzanine loan loss accrual (reversal)	190,738	(10,300)	57,000
Straight‑lining of rental income	(98,355)	(91,060)	(77,699)
Impairment and other losses	87,823	81,447	10,375
Equity in income of partially owned entities, including Alexander’s and Toys	(90,210)	(47,460)	(69,656)
Amortization of below-market leases, net	(72,481)	(96,176)	(83,250)
Net gains on sale of real estate	(45,284)	(57,523)	(64,981)
Distributions of income from partially owned entities	30,473	44,690	24,044
Loss (gain) on early extinguishment of debt and write-off of unamortized financing costs	25,915	(9,820)	7,670
Impairment losses – partially owned entities	17,820	203,919	—
Net gain on dispositions of wholly owned and partially owned assets other than depreciable real estate	(5,641)	(7,757)	(39,493)
Impairment loss – marketable equity securities	3,361	76,352	—
Reversal of H Street deferred tax liability	—	(222,174)	—
Net gain on sale of Americold Realty Trust	—	(112,690)	—
Net loss (gain) from derivative positions	—	33,740	(113,503)
Other non-cash adjustments, including stock-based compensation	47,784	83,735	38,726
Changes in operating assets and liabilities:
Accounts receivable, net	15,383	(1,646)	(25,877)
Prepaid assets	(90,519)	(12,449)	2,380
Accounts payable and accrued expenses	(3,606)	(5,207)	(89,961)
Other assets	(61,878)	(27,382)	(54,858)
Other liabilities	(5,247)	6,790	22,690
Net cash provided by operating activities	633,579	817,812	697,325
Cash Flows from Investing Activities:
Development costs and construction in progress	(465,205)	(598,688)	(358,748)
Proceeds from sales of real estate	367,698	390,468	297,234
Additions to real estate	(216,669)	(207,885)	(166,319)
Purchases of marketable securities	(90,089)	(164,886)	(152,683)
Cash restricted, including mortgage escrows	111,788	12,004	11,652
Proceeds from sales of, and return of investment in, marketable securities	64,355	51,185	112,779
Purchases of short-term investments	(55,000)	—	—
Proceeds received from repayment of mezzanine loans receivable	47,397	52,470	241,289
Investments in partially owned entities	(38,266)	(156,227)	(271,423)
Distributions of capital from partially owned entities	16,790	218,367	22,541
Proceeds from maturing short-term investments	15,000	—	—
Acquisitions of real estate and other	—	(42,642)	(2,849,709)
Investments in mezzanine loans receivable	—	(7,397)	(217,081)
Proceeds received on settlement of derivatives	—	—	260,764
Repayment of officers’ loans	—	—	2,000
Net cash used in investing activities	(242,201)	(453,231)	(3,067,704)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLDIDATED STATEMENTS OF CASH FLOWS- CONTINUED

	Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Cash Flows from Financing Activities:
Proceeds from borrowings	2,648,175	1,721,974	2,954,497
Acquisition and retirement of convertible senior debentures and senior unsecured notes	(2,221,204)	—	—
Repayments of borrowings	(2,075,236)	(993,665)	(868,055)
Proceeds from issuance of common shares	710,226	—	—
Dividends paid on common shares	(262,397)	(561,981)	(524,719)
Dividends paid on preferred shares	(57,076)	(57,112)	(57,236)
Distributions to noncontrolling interests	(42,451)	(85,419)	(81,065)
Repurchase of shares related to stock compensation arrangements and related tax withholdings	(32,203)	(31,198)	(43,396)
Redemption of redeemable noncontrolling interests	(24,330)	—	—
Debt issuance and other costs	(30,186)	(14,299)	(14,360)
Contributions from noncontrolling interests	2,180	—	—
Proceeds received from exercise of employee share options	1,750	29,377	35,083
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	—	—	(109,092)
Net cash (used in) provided by financing activities	(1,382,752)	7,677	1,291,657
Net (decrease) increase in cash and cash equivalents	(991,374)	372,258	(1,078,722)
Cash and cash equivalents at beginning of year	1,526,853	1,154,595	2,233,317
Cash and cash equivalents at end of year	$535,479	$1,526,853	$1,154,595

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $17,256, $63,063, and $53,648)	$648,829	$658,376	$653,811
Cash payments for income taxes	$21,775	$22,005	$36,489

Non‑Cash Transactions:
Adjustments to reflect redeemable Class A operating partnership units at redemption value	$(167,049)	$400,647	$464,114
Dividends paid in common shares	285,596	—	—
Conversion of redeemable Class A operating partnership units to common shares, at redemption value	90,955	82,330	116,085
Unit distributions paid in redeemable Class A Operating Partnership units	23,876	—	—
Unrealized gain (loss) on securities available for sale	6,147	(20,150)	(38,842)
Financing assumed in acquisitions	—	—	1,405,654
Marketable securities transferred in connection with the legal defeasance of mortgage notes payable	—	—	109,092
Mortgage notes payable legally defeased	—	—	104,571
Operating Partnership units issued in connection with acquisitions	—	—	62,059
Increase in assets and liabilities resulting from the consolidation of investments previously accounted for on the equity method (Beverly Connection in November 2008 and H Street in April 2007) :
Real estate, net	—	197,600	342,764
Restricted cash	—	2,287	369
Other assets	—	3,393	11,648
Notes and mortgages payable	—	100,000	55,272
Accounts payable and accrued expenses	—	2,069	3,101
Deferred credit	—	—	2,407
Deferred tax liabilities	—	—	112,797
Other liabilities	—	—	71

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS

1.    Organization and Business

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.5% of the common limited partnership interest in, the Operating Partnership at December 31, 2009. All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On May 14, 2009, our Board of Trustees executed its long-planned management succession strategy and elected Michael D. Fascitelli, as our Chief Executive Officer, succeeding Steven Roth, who continues to serve as Chairman of the Board.

As of December 31, 2009, we own directly or indirectly:

Office Properties:

(i)          all or portions of 28  properties aggregating 16.2 million square feet in the New York City metropolitan area (primarily Manhattan);

(ii)         all or portions of 84 properties aggregating 18.6 million square feet in the Washington, DC / Northern Virginia areas;

(iii)        a 70% controlling interest in 555 California Street, a three-building complex aggregating 1.8 million square feet in San Francisco’s financial district;

Retail Properties:

(iv)        162 properties aggregating 22.6 million square feet, including 3.9 million square feet owned by tenants on land leased from us, primarily in Manhattan, the northeast states, California and Puerto Rico;

Merchandise Mart Properties:

(v)         8 properties aggregating 8.9 million square feet of showroom and office space, including the 3.5 million square foot Merchandise Mart in Chicago;

Toys “R” Us, Inc. (“Toys”):

(vi)        a 32.7% interest in Toys which owns and/or operates 1,567 stores worldwide, including 851 stores in the United States and 716 stores internationally;

Other Real Estate Investments:

(vii)       32.4% of the common stock of Alexander’s, Inc. (NYSE: ALX), which has seven properties in the greater New York metropolitan area;

(viii)      the Hotel Pennsylvania in New York City;

(ix)         mezzanine loans on real estate; and

(x)          other real estate and investments, including marketable securities.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vornado Realty Trust and its majority-owned subsidiary, Vornado Realty L.P. All significant inter-company amounts have been eliminated. We account for unconsolidated partially owned entities on the equity method of accounting.  Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.  Certain prior year balances have been reclassified in order to conform to current year presentation.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

Impact of Retrospective Application of New Accounting Pronouncements

During 2009, we paid quarterly dividends to our common shareholders in a combination of cash and stock and retrospectively adjusted weighted average common shares outstanding in the computations of income per share to include the additional common shares resulting from these dividends in the earliest periods presented in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and our Current Report on Form 8-K, issued on October 13, 2009, in which we elected to recast our consolidated financial statements in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2008.  On December 2, 2009, the FASB ratified the consensus reached in EITF 09-E, Accounting for Distribution to Shareholders with Components of Stock and Cash (“EITF 09-E”) as codified through Accounting Standards Update (“ASU”) 2010-1 to ASC 505, Equity.  EITF 09-E requires an entity to include the additional common shares resulting from the stock portion of these distributions prospectively in the periods following their issuance in all computations of income per share rather than retrospectively as we had previously done.  As a result, we have adjusted our computations of income per share presented herein to exclude the additional shares resulting from these dividends in periods prior to their issuance.  Below is a reconciliation of previously reported income per share to the amounts presented herein.

	For the Year Ended December 31, 2008
	As Reported	EITF 09-E	As Adjusted
Income per common share – basic:
Income from continuing operations	$0.92	$0.02	$0.94
Net income	1.89	0.07	1.96

Income per common share – diluted:
Income from continuing operations	0.90	0.01	0.91
Net income	1.84	0.07	1.91

	For the Year Ended December 31, 2007
	As Reported	EITF 09-E	As Adjusted
Income per common share – basic:
Income from continuing operations	$2.70	$0.08	$2.78
Net income	3.07	0.11	3.18

Income per common share – diluted:
Income from continuing operations	2.59	0.07	2.66
Net income	2.95	0.10	3.05

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies - continued

On January 1, 2009, we adopted the provisions of ASC 470-20, Debt with Conversion and Other Options, which was required to be applied retrospectively.  The adoption affected the accounting for our convertible and exchangeable senior debentures by requiring the initial proceeds from their sale to be allocated between a debt component and an equity component in a manner that results in interest expense on the debt component at our nonconvertible debt borrowing rate on the date of issue.  The initial debt components of our $1.4 billion Convertible Senior Debentures, $1 billion Convertible Senior Debentures and $500 million Exchangeable Senior Debentures were $1,241,286,000, $926,361,000 and $457,699,000, respectively, based on the fair value of similar nonconvertible instruments issued at that time.  The aggregate initial debt discount of $216,655,000 after original issuance costs allocated to the equity component was recorded in “additional capital” in our consolidated statement of changes in equity.  The discount is amortized using the effective interest method over the period the debt is expected to remain outstanding (i.e., the earliest date the holders may require us to repurchase the debentures), which resulted in $39,546,000 and $30,418,000 of additional interest expense in the years ended December 31, 2008 and 2007, respectively.

In December 2007, the FASB issued an update to ASC 810, Consolidation, which requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  The amended guidance became effective on January 1, 2009 and resulted in (i) the reclassification of minority interests in consolidated subsidiaries to noncontrolling interests in consolidated subsidiaries, a component of permanent equity on our consolidated balance sheets, (ii) the reclassification of minority interest expense to net income attributable to noncontrolling interests, on our consolidated statements of income, and (iii) additional disclosures, including a consolidated statement of changes in equity in quarterly reporting periods.

In December 2007, the FASB issued an update to ASC 805, Business Combinations, which applies to all transactions and other events in which one entity obtains control over one or more other businesses.  It also broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition.  The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The amended guidance became effective for all transactions entered into on or after January 1, 2009.  The adoption of this guidance on January 1, 2009 did not have any effect on our consolidated financial statements because there have been no acquisitions during 2009.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging, which requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  It also provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock.  The amended guidance became effective on January 1, 2009.  The adoption of this guidance on January 1, 2009 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued an update to ASC 260, Earnings Per Share, which requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in ASC 260.  The amended guidance became effective on January 1, 2009 and required all prior period earnings per share data presented, to be adjusted retroactively.  The adoption of this guidance on January 1, 2009 did not have a material effect on our computation of income per share.

In April 2009, the FASB issued an amendment to the guidance for other than temporary impairments (“OTTI”) of investments in debt securities, which changes the presentation of OTTI in financial statements.  Under this guidance, if an OTTI debt security is intended to be sold or required to be sold prior to the recovery of its carrying amount, the full amount of the impairment loss is charged to earnings.  Otherwise, losses on debt securities must be separated into two categories, the portion which is considered credit loss, which is charged to earnings, and the portion due to other factors, which is charged to other comprehensive income (loss), a component of balance sheet equity.  When an unrealized loss on a fixed maturity security is not considered OTTI, the unrealized loss continues to be charged to other comprehensive income (loss) and not to earnings. The adoption of this guidance on April 1, 2009 did not have any effect on our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies - continued

In June 2009, the FASB issued an update to ASC 810, Consolidation, which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.    The adoption of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $17,256,000 and $63,063,000, for the years ended December 31, 2009 and 2008, respectively.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles such as acquired above and below-market leases and acquired in-place leases and tenant relationships) and acquired liabilities and we allocate purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.

Our properties, including any related intangible assets, are individually reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis.  An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value.  Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.  The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.  The table below summarizes non-cash impairment and other losses recognized in the years ended December 31, 2009, 2008 and 2007.

(Amounts in thousands)	For the Year Ended December 31,
	2009	2008	2007
Undeveloped land	$38,347	$12,500	$—
Real estate – development related	28,820	40,668	—
Condominium units held for sale (see page 125)	13,667	23,625	—
Other real estate assets	6,989	1,645	—
Cost of real estate acquisitions not consummated	—	3,009	10,375
	$87,823	$81,447	$10,375

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Identified Intangibles:  We record acquired intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) and acquired intangible liabilities (including below–market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset, including related real estate, if appropriate, is not recoverable and its carrying amount exceeds its estimated fair value.  As of December 31, 2009 and 2008, the carrying amounts of identified intangible assets, a component of “other assets” on our consolidated balance sheets, were $442,510,000 and $522,719,000, respectively. In addition, the carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $633,492,000 and $719,822,000, respectively.

Partially Owned Entities:  In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have power over significant activities of the entity and the obligation to absorb a majority of the entity’s expected losses, if they occur, or receive a majority of the expected residual returns, if they occur, or both. We have concluded that we do not control a partially owned entity if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture. This is the case with respect to our 50% interests in Monmouth Mall, MartParc Wells, MartParc Orleans, 968 Third Avenue, West 57th Street properties and 825 Seventh Avenue. We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions made during the year. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Our investments in partially owned entities are reviewed for impairment each quarter, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable. The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment loss if we determine that a decline in the value of an investment is other-than-temporary.  The table below summarizes non-cash impairment losses recognized on investments in partially owned entities in the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Investment in Lexington Realty Trust	$—	$107,882	$—
Other	17,820	96,037	—
	$17,820	$203,919	$—

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

We evaluate the collectibility of both interest and principal of each of our loans each quarter, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the estimated fair value of the loan or, as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized when received in cash.  In the years ended December 31, 2009 and 2007, we recorded loss accruals aggregating $190,738,000 and $57,000,000, respectively.  In 2008, upon sale of a sub-participation in a loan, we reversed $10,300,000 of the $57,000,000 loss accrual recognized in 2007.  Loss accruals are based on our continuing review of these loans and while management believes it uses the best information available to establish these allowances, future adjustments may become necessary if there are changes in economic conditions or specific circumstances.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Cash and Cash Equivalents:  Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The majority of our cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit.  To date, we have not experienced any losses on our invested cash.

Short-term Investments: Short-term investments consist of certificates of deposit placed through an account registry service (“CDARS”) with original maturities of 91 to 180 days.  These investments are FDIC insured and classified as available-for-sale.

Restricted Cash:  Restricted cash consists of security deposits, cash restricted in connection with our deferred compensation plan and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Allowance for Doubtful Accounts:  We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  As of December 31, 2009 and 2008, we had $46,708,000 and $32,834,000, respectively, in allowances for doubtful accounts.  In addition, as of December 31, 2009 and 2008, we had $4,680,000 and $5,773,000, respectively, in allowances for receivables arising from the straight-lining of rents.

Deferred Charges: Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct costs related to successful leasing activities are capitalized and amortized on a straight‑line basis over the lives of the related leases. All other deferred charges are amortized on a straight‑line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

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

•           Percentage Rent — income arising from retail tenant leases that is contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

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

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Condominium Units Held For Sale:  Condominium units held for sale are carried at the lower of cost or expected net sales proceeds.  As of December 31, 2009, condominiums held for sale, which are included in “other assets” on our consolidated balance sheet, aggregate $187,050,000 and consist of substantially completed units at our 40 East 66th Street property in Manhattan, The Bryant in Boston and Granite Park in Pasadena.  Revenue from individual condominium unit sales are recognized upon closing of the sale (the “completed contract method”), as all conditions for full profit recognition have been met at that time.  We use the relative sales value method to allocate costs.  Net gains on sales of condominiums units are included in “net gains on disposition of wholly owned and partially owned assets other than depreciable real estate” on our consolidated statements of income.  During 2009 and 2008, we recognized non-cash impairment losses related to certain of these condominiums aggregating $13,667,000 and $23,625,000, respectively, based on our assessments of the expected net sales proceeds associated with these condominium projects.  These losses are included in “impairment and other losses” on our consolidated statements of income.

Derivative Instruments and Hedging Activities:  ASC 815, Derivatives and Hedging, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2009 and 2008, our derivative instruments consisted of interest rate caps which did not have a material affect on our consolidated financial statements. As required by ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Income Per Share:  Basic income per share is computed based on weighted average shares outstanding. Diluted income per share considers the effect of all potentially dilutive share equivalents, including outstanding employee stock options, restricted shares and convertible or redeemable securities.

Stock-Based Compensation:  Stock-based compensation consists of awards to certain employees and officers and consists of stock options, restricted stock, restricted Operating Partnership units and out-performance plan awards.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Income Taxes: We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We distribute to shareholders 100% of taxable income and therefore, no provision for Federal income taxes is required.  Dividend distributions for the year ended December 31, 2009, were characterized, for Federal income tax purposes, as 63.9% ordinary income, 0.9% long-term capital gain and 35.2% return of capital.  Dividend distributions for the year ended December 31, 2008 were characterized, for Federal income tax purposes, as 70.8% ordinary income and 29.2% return of capital. Dividend distributions for the year ended December 31, 2007 were characterized, for Federal income tax purposes, as 61.6% ordinary income and 38.4% long-term capital gain.

We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax liability of approximately $21,481,000 and $20,837,000 for the years ended December 31, 2009 and 2008, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

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

The following table reconciles net income attributable to common shareholders to estimated taxable income for the years ended December 31, 2009, 2008 and 2007.

(Amounts in thousands)	2009	2008	2007
Net income attributable to common shareholders	$49,093	$302,206	$484,362
Book to tax differences (unaudited):
Depreciation and amortization	247,023	233,426	145,131
Mezzanine loans receivable	171,380	(51,893)	51,682
Straight-line rent adjustments	(83,959)	(82,901)	(70,450)
Earnings of partially owned entities	(82,382)	(50,855)	12,093
Stock options	(32,643)	(71,995)	(88,752)
Sale of real estate	3,923	3,687	(57,386)
Reversal of deferred tax liability	—	(202,267)	—
Derivatives	—	43,218	131,711
Other, net	81,936	171,763	13,256
Estimated taxable income	$354,371	$294,389	$621,647

The net basis of our assets and liabilities for tax reporting purposes is approximately $3.1 billion lower than the amount reported in our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Investments in Partially Owned Entities

Toys

As of December 31, 2009, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and because Toys’ fiscal year ends on the Saturday nearest January 31, we record our 32.7% share of Toys’ net income or loss on a one-quarter lag basis.  As of December 31, 2009, the carrying amount of our investment in Toys does not differ materially from our share of the equity in net assets of Toys on a purchase accounting basis.

During 2009, we recognized $13,946,000 for our share of income from the reversal of previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys.  During 2008, in connection with an audit of Toys’ purchase accounting basis financial statements for its fiscal years 2006 and 2007, it was determined that the purchase accounting basis income tax expense was understated.  Accordingly, we recognized $14,900,000 of income tax expense for our share of this non-cash charge.  This non-cash charge had no effect on cash actually paid for income taxes or Toys’ previously issued Recap basis consolidated financial statements.

Below is a summary of Toys’ latest available financial information presented on a purchase accounting basis:

(Amounts in thousands)
Balance Sheet:	As of October 31, 2009	As of November 1, 2008
Assets	$12,589,000	$12,410,000
Liabilities	11,198,000	11,393,000
Noncontrolling interests	112,000	88,000
Toys “R” Us, Inc. equity	1,279,000	929,000

	For the Twelve Months Ended
Income Statement:	October 31, 2009	November 1, 2008	November 3, 2007
Total revenue	$13,172,000	$14,090,000	$13,646,000
Net income (loss) attributable to Toys	216,000	(13,000)	(65,000)

Alexander’s, Inc. (NYSE: ALX) (“Alexander’s”)

At December 31, 2009 and 2008, we owned 32.4% and 32.5%, respectively, of the outstanding common shares of Alexander’s.  We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.  At December 31, 2009 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s December 31, 2009 closing share price of $304.42, was $503,531,000, or $310,357,000 in excess of the carrying amount on our consolidated balance sheet.

As of December 31, 2009, the carrying amount of our investment in Alexander’s excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $61,261,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income or loss.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Investments in Partially Owned Entities - continued

Management and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Regional Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue and (iv) $241,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, we are entitled to a development fee of 6% of development costs, as defined, with a minimum guaranteed payment of $750,000 per annum.  During the years ended December 31, 2009, 2008 and 2007, we recognized $2,710,000, $4,101,000 and $4,482,000, respectively, of development fee income.

Leasing Agreements

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants.  In the event third-party real estate brokers are used, our fee increases by 1% and we are responsible for the fees to the third-parties.  We are also entitled to a commission upon the sale of any of Alexander’s assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000, or 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable to us in annual installments in an amount not to exceed $4,000,000 with interest on the unpaid balance at one-year LIBOR plus 1.0% (3.02% at December 31, 2009).

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises the cleaning, engineering and security services at Alexander’s 731 Lexington Avenue and Kings Plaza properties for an annual fee of the costs for such services plus 6%.  During the years ended December 31, 2009, 2008 and 2007, we recognized $2,083,000, $2,083,000 and $3,016,000 of income, respectively, under these agreements.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)
Balance Sheet:	As of December 31, 2009	As of December 31, 2008
Assets	$1,704,000	$1,604,000
Liabilities	1,389,000	1,423,000
Noncontrolling interests	2,000	2,000
Equity	313,000	179,000

	For the Year Ended
Income Statement:	December 31, 2009	December 31, 2008	December 31, 2007
Total revenue	$224,000	$211,000	$208,000
Net income attributable to Alexander’s	133,000	76,000	114,000

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Investments in Partially Owned Entities - continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

Prior to October 28, 2008, we owned 8,149,592 limited partnership units of Lexington Master Limited Partnership which were exchangeable on a one-for-one basis into Lexington common shares, or a 7.7% limited partnership interest.  On October 28, 2008, we acquired 8,000,000 Lexington common shares for $5.60 per share, or $44,800,000.  The purchase price consisted of $22,400,000 in cash and a $22,400,000 margin loan recourse only to the 8,000,000 shares acquired.  In addition, we exchanged our existing limited partnership units in Lexington MLP for 8,149,592 Lexington common shares.  As of December 31, 2009, we own 18,468,969 Lexington common shares, or approximately 15.2% of Lexington’s common equity.  We account for our investment in Lexington on the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington compared to that of other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s December 31, 2009 closing share price of $6.08, the market value (“fair value” pursuant to ASC 820) of our investment in Lexington was $112,291,000, or $57,185,000 in excess of the carrying amount on our consolidated balance sheet.  During 2009, we recognized $19,121,000 for our share of impairment losses recorded by Lexington related to its investment in Concord Debt Holdings LLC.  During 2008, we concluded that our investment in Lexington was “other-than-temporarily” impaired and recognized an aggregate non-cash impairment loss of $107,882,000.  Our conclusion was based on the deterioration in the capital and financial markets and our inability to forecast a recovery in the near-term.  These losses are included as a component of “(loss) income from partially owned entities,” on our consolidated statements of income.

As of December 31, 2009, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $87,579,000.  This basis difference resulted primarily from the aggregate of $107,882,000 of non-cash impairment losses recognized during 2008.  The remainder of the basis difference related to purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to their carrying amounts in Lexington’s consolidated financial statements.  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)
Balance Sheet:	As of September 30, 2009	As of September 30, 2008
Assets	$3,702,000	$4,294,000
Liabilities	2,344,000	2,745,000
Noncontrolling interests	94,000	625,000
Shareholders’ equity	1,264,000	924,000

	For the Twelve Months Ended
Income Statement:	September 30, 2009	September 30, 2008	September 30, 2007
Total revenue	$399,000	$447,000	$387,000
Net (loss) income attributable to Lexington	(177,000)	49,000	62,000

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Investments in Partially Owned Entities - continued

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

Real Estate Joint Ventures’ Development Costs

During 2008, we recognized non-cash losses aggregating $96,037,000, for the write-off of our share of certain partially owned entities’ development costs, as these projects were either deferred or abandoned.  These losses include $37,000,000 for our share of costs in connection with the redevelopment of the Downtown Crossing property in Boston and $23,000,000 for our share of costs in connection with the abandonment of the “arena move”/Moynihan East portions of the Farley project. These losses are included as a component of “(loss) income from partially owned entities,” on our consolidated statement of income.

Condensed Combined Financial Information of Partially Owned Entities

The following is a summary of combined financial information for all of our partially owned entities, including Toys, Alexander’s and Lexington, as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

(Amounts in thousands)	December 31,
Balance Sheet:	2009	2008
Assets	$23,188,000	$23,694,000
Liabilities	18,164,000	18,787,000
Noncontrolling interests	227,000	739,000
Equity	4,797,000	4,168,000

	For the Years Ended December 31,
Income Statement:	2009	2008	2007
Total revenue	$14,337,000	$15,313,000	$14,821,000
Net loss	(51,000)	(54,000)	(144,000)

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Investments in Partially Owned Entities – continued

Investments in partially owned entities as of December 31, 2009 and 2008 and income recognized from these investments for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Percentage
Investments: (Amounts in thousands)	Ownership as of	As of December 31,
	December 31, 2009	2009	2008
Toys (see page 127)	32.7%	$409,453	$293,096

Alexander’s (see page 127)	32.4%	$193,174	$137,305
Partially owned office buildings (1)	(1)	158,444	157,468
India real estate ventures	4%-36.5%	93,322	88,858
Lexington (see page 129)	15.2%	55,106	80,748
Other equity method investments (2)	(2)	299,786	325,775
		$799,832	$790,154

Our Share of Net Income (Loss):	For the Years Ended December 31,
(Amounts in thousands)	2009	2008		2007
Toys:
32.7% share of:
Equity in net income (loss) before income taxes	$58,416	(3)	$53,867		$(31,855)
Income tax benefit (expense)	13,185		(44,752)		10,898
Equity in net income (loss)	71,601		9,115		(20,957)
Non-cash purchase price accounting adjustments	13,946		(14,900)		—
Interest and other income	6,753		8,165		6,620
	$92,300		$2,380		$(14,337)
Alexander’s:
32.4% share in 2009, 32.5% in 2008 and 32.8% in 2007 of:
Equity in net income before reversal of stock appreciation rights compensation expense	$31,659	(4)	$17,484		$23,044
Reversal of stock appreciation rights compensation expense	11,105		6,583		14,280
Equity in net income	42,764		24,067		37,324
Management and leasing fees	8,055		8,503		8,783
Development fees	2,710		4,101		4,482
	$53,529		$36,671		$50,589

Lexington (see page 129)	$(25,665	)(5)	$(105,630	)(6)	$2,211
India Real Estate Ventures - 4% - 36.5% share of equity in net losses	(1,636)		(3,336)		—
GMH (see page 130)	—		—		6,463
Other	(46,138	)(7)	(86,912	)(8)	23,217
	$(73,439)		$(195,878)		$31,891

_________________________

(1)     Includes interests in 330 Madison Avenue (25%), 825 Seventh Avenue (50%), Fairfax Square (20%), Kaempfer equity interests in three office buildings (2.5% to 5.0%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

(2)     Includes interests in Monmouth Mall, Verde Realty Operating Partnership (“Verde”) 85 10th Avenue Associates and redevelopment ventures including Harlem Park and Farley.

(3)     Includes $10,200 for our share of income from a litigation settlement.

(4)     Includes $13,668 for our share of an income tax benefit.

(5)     2009 includes $19,121 for our share of impairment losses recorded by Lexington on its investment in Concord Debt Holdings LLC.

(6)     2008 includes $107,882 of impairment losses on our investment in Lexington.

(7)     Includes $17,820 of impairment losses, substantially all of which is on our investment in Verde, and $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.

(8)     Includes $96,037 of non-cash charges for the write-off of our share of certain partially owned entities’ development costs, including $37,000 for Downtown Crossing, Boston and $23,000 for the “arena move”/Moynihan East portions of the Farley project.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Investments in Partially Owned Entities - continued

Below is a summary of the debt of partially owned entities as of December 31, 2009 and 2008, none of which is recourse to us.

	100% of Partially Owned Entities’ Debt at
(Amounts in thousands)	December 31, 2009	December 31, 2008
Toys (32.7% interest) (as of October 31, 2009 and November 1, 2008, respectively):
10.75% senior unsecured notes, due 2017 (Face value – $950,000) (1)	$925,931	$—
$1.3 billion senior credit facility(1)	—	1,300,000
$2.0 billion credit facility, due 2012, LIBOR plus 1.00% – 4.25% (2)	418,777	367,000
Mortgage loan, due 2010, LIBOR plus 1.30% (1.55% at December 31, 2009) (3)	800,000	800,000
$804 million secured term loan facility, due 2012, LIBOR plus 4.25% (4.48% at December 31, 2009)	797,911	797,000
Senior U.K. real estate facility, due 2013, with interest at 5.02%	578,982	568,000
7.625% bonds, due 2011 (Face value – $500,000)	490,613	486,000
7.875% senior notes, due 2013 (Face value – $400,000)	381,293	377,000
7.375% senior notes, due 2018 (Face value – $400,000)	338,989	335,000
4.51% Spanish real estate facility, due 2013	191,436	167,000
$181 million unsecured term loan facility, due 2013, LIBOR plus 5.00% (5.23% at December 31, 2009)	180,456	180,000
Japan bank loans, due 2011 – 2014, 1.20% – 2.85%	172,902	158,000
Japan borrowings, due 2010 – 2011 (weighted average rate of 0.92% at December 31, 2009)	168,720	289,000
European and Australian asset-based revolving credit facility, due 2012, LIBOR/EURIBOR plus 4.00% (4.52% at December 31, 2009)	102,760	—
6.84% Junior U.K. real estate facility, due 2013	101,861	101,000
4.51% French real estate facility, due 2013	92,353	81,000
8.750% debentures, due 2021 (Face value – $22,000)	21,022	21,000
Other	136,206	73,000
	5,900,212	6,100,000
Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable collateralized by the office space, due in February 2014, with interest at 5.33% (prepayable without penalty after December 2013)	362,989	373,637
731 Lexington Avenue mortgage note payable, collateralized by the retail space, due in July 2015, with interest at 4.93% (prepayable without penalty after December 2013)	320,000	320,000
Rego Park construction loan payable, due in December 2010, LIBOR plus 1.20% (1.48% at December 31, 2009)	266,411	181,695
Kings Plaza Regional Shopping Center mortgage note payable, due in June 2011, with interest at 7.46% (prepayable without penalty after December 2010)	183,319	199,537
Rego Park mortgage note payable, due in March 2012 (prepayable without penalty) (4)	78,246	78,386
Paramus mortgage note payable, due in October 2011, with interest at 5.92% (prepayable without penalty)	68,000	68,000
	1,278,965	1,221,255
Lexington (15.2% interest) (as of September 30, 2009 and September 30, 2008, respectively) Mortgage loans collateralized by the trust’s real estate, due from 2010 to 2037, with a weighted average interest rate of 5.63% at September 30, 2009 (various prepayment terms)	2,132,253	2,486,370

_____________________________

(1)     On July 9, 2009, Toys issued $950 million aggregate principal amount of 10.75% Senior Unsecured Notes due 2017.  The proceeds from the issuance, along with existing cash, were used to repay the outstanding balance under its $1.3 billion senior credit facility, which was subsequently terminated.

(2)     On June 24, 2009, Toys extended this credit facility, which was to expire in July 2010, to May 2012.  The borrowing capacity under the amended facility will remain at $2.0 billion through the original maturity date in July 2010 and will continue at $1.5 billion thereafter.  The interest rate is LIBOR plus 3.20%, which may vary based on availability, through July 2010 and LIBOR plus 4.00%, subject to usage, thereafter.

(3)     This debt was refinanced with the proceeds of a $725 million 8.50% senior secured note offering due 2017.

(4)     On March 10, 2009, the $78,246 outstanding balance of the Rego Park I mortgage loan, which was scheduled to mature in June 2009, was repaid and simultaneously refinanced in the same amount.  The new loan bears interest at 75 basis points, is secured by the property and is 100% cash collateralized.  The proceeds of the new loan were placed in a non-interest bearing restricted mortgage escrow account.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Investments in Partially Owned Entities – continued

(Amounts in thousands)	100% of Partially Owned Entities’ Debt at
Partially owned office buildings:	December 31, 2009	December 31, 2008
Kaempfer Properties (2.5% and 5.0% interests in two partnerships) mortgage notes payable, collateralized by the partnerships’ real estate, due 2011, with a weighted average interest rate of 5.83% at December 31, 2009 (various prepayment terms)	$141,547	$143,000
100 Van Ness, San Francisco office complex (9% interest) up to $132 million construction loan payable, due in July 2013, LIBOR plus 2.75% (2.98% at December 31, 2009) with an interest rate floor of 6.50% and interest rate cap of 7.00%	85,249	85,249
330 Madison Avenue (25% interest) $150,000 mortgage note payable, due in June 2015, LIBOR plus 1.50% (1.78% at December 31, 2009)	150,000	70,000
Fairfax Square (20% interest) mortgage note payable, due in December 2014, with interest at 7.00% (prepayable without penalty after July 2014)	72,500	62,815
Rosslyn Plaza (46% interest) mortgage note payable, due in December 2011, LIBOR plus 1.0% (1.24% at December 31, 2009)	56,680	56,680
West 57th Street (50% interest) mortgage note payable with interest at 4.94% (1)	29,000	29,000
825 Seventh Avenue (50% interest) mortgage note payable, due in October 2014, with interest at 8.07% (prepayable without penalty after April 2014)	20,773	21,426
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate, due from 2010 to 2022, with a weighted average interest rate of 13.52% at December 31, 2009 (various prepayment terms)	178,553	148,792
India Property Fund L.P. (36.5% interest) $120 million secured revolving credit facility, due in March 2010, LIBOR plus 5.00% (5.23% at December 31, 2009)	77,000	90,500
Waterfront Associates, LLC (2.5% interest) construction and land loan up to $250 million payable, due in September 2011 with a six month extension option, LIBOR plus 2.00% - 3.50% (2.48% at December 31, 2009)	183,742	57,600
Verde Realty Operating Partnership (8.5% interest) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2010 to 2025, with a weighted average interest rate of 5.89% at December 31, 2009 (various prepayment terms)	607,089	559,840
Green Courte Real Estate Partners, LLC (8.3% interest) (as of September 30, 2009 and September 30, 2008, respectively) mortgage notes payable, collateralized by the partnerships’ real estate, due from 2009 to 2017, with a weighted average interest rate of 5.24% at December 31, 2009 (various prepayment terms)	304,481	307,098
Monmouth Mall (50% interest) mortgage note payable, due in September 2015, with interest at 5.44% (prepayable without penalty after July 2015)	165,000	165,000
San Jose, California Ground-up Development (45% interest) construction loan, due in March 2010, $100 million fixed at 3.30%, balance at LIBOR plus 2.54% (2.79% at December 31, 2009)	132,570	132,128
Wells/Kinzie Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	14,657	14,800
Orleans Hubbard Garage (50% interest) mortgage note payable, due in December 2013, with interest at 6.87%	10,101	10,200
Other	425,717	468,559

____________________________

(1)  On February 19, 2010, this loan was refinanced in the amount of $23,200 for a three-year term with interest fixed at 4.94%.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,149,640,000 and $3,196,585,000 as of December 31, 2009 and 2008, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Marketable Securities

We classify equity securities that we intend to buy and sell on a short-term basis as trading securities; debt securities and mandatorily redeemable preferred stock investments that we have the intent and ability to hold to maturity as held-to-maturity securities; and debt and equity securities we intend to hold for an indefinite period of time as available-for-sale securities.  Trading securities are presented at fair value at the end of each reporting period, with any unrealized gains or losses included in earnings; held-to-maturity securities are presented at amortized cost at the end of each reporting period and unrealized gains and losses are not recognized; and available-for-sale marketable equity securities are presented at fair value at the end of each reporting period, with any unrealized gains or losses included as a separate component of equity (i.e., as an element of other comprehensive income).  Realized gains and losses on debt and equity securities are recognized in earnings upon the sale of the securities and are recorded based on the weighted average cost of such securities.

We evaluate our portfolio of marketable securities for impairment each reporting period.  For each of the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis.  We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.

During 2009 and 2008, we concluded that certain of our investments in marketable securities were “other-than-temporarily” impaired and recognized an aggregate of $3,361,000 and $76,352,000, respectively, of non-cash impairment losses.  These charges are included as a component of “interest and other investment (loss) income, net” on our consolidated statements of income.  Our conclusions were based on the severity and duration of the decline in the market value of these securities and our inability to forecast a recovery in the near term.  No impairment losses were recognized in the year ended December 31, 2007.

The carrying amount of marketable securities on consolidated balance sheets and their corresponding fair values at December 31, 2009 and 2008 are as follows:

	As of December 31, 2009		As of December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable equity securities	$79,925	$79,925	$118,438	$118,438
Debt securities held-to-maturity	300,727	319,393	215,884	164,728
	$380,652	$399,318	$334,322	$283,166

At December 31, 2009, aggregate unrealized gains and losses were $13,026,000 and $1,223,000, respectively.  At December 31, 2008, aggregate unrealized gains and losses were $164,000 and $2,225,000, respectively.

During the years ended December 31, 2009, 2008 and 2007, we sold certain of our investments in marketable securities for an aggregate of $64,355,000, $51,185,000, and $112,779,000 in cash, respectively.  In connection therewith, we recognized $3,834,000, $2,028,000 and $39,493,000, respectively, of net gains from the sale of such securities, which are included as a component of “net gain on disposition of wholly owned and partially owned assets other than depreciable real estate” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLDIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of December 31, 2009 and 2008.

(Amounts in thousands)		Interest Rate as of	Carrying Amount as of
Mezzanine Loans Receivable:	Maturity	December 31, 2009	December 31, 2009	December 31, 2008
Equinox (1)	02/13	14.00%	$97,968	$85,796
Tharaldson Lodging Companies (2)	04/10	4.47%	74,701	76,341
Riley HoldCo Corp. (3)	02/15	10.00%	74,437	74,381
280 Park Avenue (4)	06/16	10.25%	73,750	73,750
Charles Square Hotel, Cambridge (5)	(5)	(5)	—	41,796
Other, net	7/13-8/15	5.86%-8.40%	73,168	167,175
			394,024	519,239
Valuation allowance (6)			(190,738)	(46,700)
			$203,286	$472,539

_____________________

(1)       On January 28, 2010, Equinox pre-paid the entire balance of this loan plus accrued interest.  We received $99,314, including accrued interest, for our 50% interest in the loan which we acquired in 2006 for $57,500.

(2)       On June 16, 2006, we acquired an 81.5% interest in a $95,968 mezzanine loan to Tharaldson Lodging Companies for $78,166 in cash. The loan is secured by a 107 hotel property portfolio with brands including Fairfield Inn, Residence Inn, Comfort Inn and Courtyard by Marriott. The loan is subordinate to $671,778 of debt and is senior to approximately $192,000 of other debt and equity. The loan provides for a 0.75% placement fee and bears interest at LIBOR plus 4.25% (4.47% at December 31, 2009).  The borrower has a one-year extension option.

(3)       In 2005, we made a $135,000 loan to Riley HoldCo Corp., consisting of a $60,000 mezzanine loan and a $75,000 fixed rate unsecured loan. During 2006, we were repaid the $60,000 balance of the mezzanine loan.

(4)       On June 30, 2006, we made a $73,750 mezzanine loan secured by the equity interests in 280 Park Avenue, a 1.2 million square foot office building, located between 48th and 49th Streets in Manhattan. The loan bears interest at 10.25% and matures in June 2016. The loan is subordinate to $1.036 billion of other debt and is senior to approximately $260,000 of equity and interest reserves.

(5)       On June 1, 2009, this loan, which was scheduled to mature in September 2009, was repaid.

(6)       Represents loan loss accruals on certain mezzanine loans based on our estimate of the net realizable value of each loan.  Our estimates are based on the present value of expected cash flows, discounted at each loan’s effective interest rate, or if a loan is collateralized, based on the fair value of the underlying collateral, adjusted for estimated costs to sell.  The excess of the carrying amount over the net realizable value of a loan is recognized as a reduction of “interest and other investment (loss) income, net” in our consolidated statement of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Identified Intangible Assets

The following summarizes our identified intangible assets (primarily acquired above-market leases) and intangible liabilities (primarily acquired below-market leases) as of December 31, 2009 and December 31, 2008.

	Balance as of
(Amounts in thousands)	December 31, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$755,467	$780,476
Accumulated amortization	(312,957)	(257,757)
Net	$442,510	$522,719

Identified intangible liabilities (included in deferred credit):
Gross amount	$942,968	$998,179
Accumulated amortization	(309,476)	(278,357)
Net	$633,492	$719,822

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $72,481,000, $96,176,000 and $83,274,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2010	$62,740
2011	58,697
2012	54,404
2013	46,471
2014	40,512

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $64,529,000, $86,388,000 and $45,654,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The estimated annual amortization of all other identified intangible assets, including acquired in-place leases, customer relationships and third party contracts for each of the five succeeding years is as follows:

(Amounts in thousands)
2010	$54,069
2011	51,775
2012	46,446
2013	38,957
2014	20,149

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases resulted in an increase to rent expense of $1,831,000, $2,654,000 and $1,565,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Estimated annual amortization of these below market leases for each of the five succeeding years is as follows:

(Amounts in thousands)
2010	$2,157
2011	2,157
2012	2,157
2013	2,157
2014	2,157

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Debt

The following is a summary of our debt:

(Amounts in thousands)			Balance at
Notes and mortgages payable:	Maturity (1)	Interest Rate at December 31, 2009	December 31, 2009	December 31, 2008
Fixed rate:
New York Office:
1290 Avenue of the Americas	01/13	5.97%	$434,643	$444,667
350 Park Avenue	01/12	5.48%	430,000	430,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	282,492	287,386
909 Third Avenue	04/15	5.64%	210,660	214,074
Eleven Penn Plaza	12/11	5.20%	203,198	206,877

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building	05/16	6.26%	292,700	292,700
River House Apartments	04/15	5.43%	195,546	195,546
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	113,267	115,440
Bowen Building	06/16	6.14%	115,022	115,022
Reston Executive I, II and III	01/13	5.57%	93,000	93,000
1101 17th , 1140 Connecticut, 1730 M and 1150 17th Street	08/10	6.74%	85,910	87,721
1550 and 1750 Crystal Drive	11/14	7.08%	81,822	83,912
Universal Buildings (2)	04/14	6.33%	106,630	59,728
1235 Clark Street	07/12	6.75%	53,252	54,128
2231 Crystal Drive	08/13	7.08%	48,533	50,394
1750 Pennsylvania Avenue	06/12	7.26%	45,877	46,570
241 18th Street	10/10	6.82%	45,609	46,532
2011 Crystal Drive (3)	08/17	7.30%	82,178	38,338
1225 Clark Street	08/13	7.08%	28,925	30,145
1800, 1851 and 1901 South Bell Street	12/11	6.91%	19,338	27,801

Retail:
Cross-collateralized mortgages on 42 shopping centers (4)	—	—	—	448,115
Springfield Mall (including present value of purchase option) (5)	10/12-04/13	5.45%	242,583	252,803
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	92,601	94,879
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	59,304	60,766
Other	12/10-05/36	4.75%-7.33%	156,709	159,597

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex	09/16	6.35%	217,815	220,361
Boston Design Center	09/15	5.02%	69,667	70,740
Washington Design Center	11/11	6.95%	44,247	44,992

Other:
555 California Street (6)	05/10-09/11	5.94%	664,117	720,671
Industrial Warehouses	10/11	6.95%	24,813	25,268
Total fixed interest notes and mortgages payable		5.86%	6,640,012	7,117,727

___________________

See notes on page 139.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       Debt - continued

(Amounts in thousands)				Balance at
Notes and mortgages payable:	Maturity (1)	Spread over LIBOR	Interest Rate at December 31, 2009	December 31, 2009	December 31, 2008
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	0.78%	$232,000	$232,000
866 UN Plaza	05/11	L+40	0.71%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.49%	150,000	150,000
Courthouse Plaza One and Two	01/15	L+75	0.98%	65,133	70,774
220 20th Street (construction loan)	01/11	L+115	1.40%	75,629	40,701
West End 25 (construction loan)	02/11	L+130	1.58%	85,735	24,620
River House Apartments	04/18	(7)	1.59%	64,000	64,000
Commerce Executive III, IV and V (8)	—	—	—	—	50,223
Retail:
Green Acres Mall	02/13	L+140	1.68%	335,000	335,000
Bergen Town Center (construction loan)	03/13	L+150	1.74%	261,903	228,731
Beverly Connection (9)	07/12	L+350	5.00%	100,000	100,000
4 Union Square South (10)	04/14	L+325	3.52%	75,000	—
435 Seventh Avenue (11)	08/14	L+300	5.00%	52,000	—
Other (12)	11/11	L+375	3.99%	22,758	—
Other:
220 Central Park South	11/10	L+235 – L+245	2.62%	123,750	130,000
Other (13)	3/10(13) – 11/11	Various	2.07%	117,868	172,886
Total Variable Interest Notes and Mortgages Payable			1.96%	1,805,754	1,643,913
Total Notes and Mortgages Payable			5.03%	$8,445,766	$8,761,640

Convertible senior debentures: (see page 140)
2.85% due 2027 (14)	04/12		5.45%	$21,251	$1,276,285
3.63% due 2026 (14)	11/11		5.32%	424,207	945,458
Total convertible senior debentures			5.33%	$445,458	$2,221,743

Senior unsecured notes:
Senior unsecured notes due 2039 (15)	10/39		7.88%	$446,134	$—
Senior unsecured notes due 2010 (14)	12/10		4.75%	148,240	199,625
Senior unsecured notes due 2011 (14)	02/11		5.60%	117,342	249,902
Senior unsecured notes due 2009 (14)	08/09		—	—	168,289
Total senior unsecured notes			6.85%	$711,716	$617,816

3.88% exchangeable senior debentures due 2025 (see page 140)	04/12		5.32%	$484,457	$478,256

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55/Prime	1.05%	$425,000	$300,000
$.965 billion unsecured revolving credit facility ($37,232 reserved for outstanding letters of credit)	06/11	L+55/Prime	1.05%	427,218	58,468
Total unsecured revolving credit facilities			1.05%	$852,218	$358,468

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

(2)          In September 14, 2009, we completed a $50,000 additional financing of the Universal Buildings.  The additional financing has a fixed interest rate of 8.0% and matures on the same date as the existing loans in April 2014.

(3)          On July 30, 2009, we completed an $82,500 refinancing of 2011 Crystal Drive.  This loan has a fixed interest rate of 7.30% and matures in August 2017, with two one-year extension options.  We retained net proceeds of approximately $44,500 after repaying the existing loan and closing costs.

(4)          In the first quarter of 2009, we purchased $47,000 of the cross collateralized debt secured by our portfolio of 42 strip shopping centers for $46,231 in cash, resulting in a net gain of $769.  On December 11, 2009, we repaid the remaining $393,440 outstanding balance of this debt, which was scheduled to mature in March 2010.

(5)          We continue to evaluate plans to renovate and reposition the Springfield mall; given current economic conditions, that may require us to renegotiate the terms of the existing debt and, accordingly, we have requested that the debt be placed with the special servicer.

(6)          In June 2009, we purchased $58,399 (aggregate carrying amount) of debt secured by 555 California Street Complex for $55,814 in cash, resulting in a net gain of $2,585.

(7)          This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(8)          On June 1, 2009, we repaid the $50,223 outstanding balance of the Commerce Executive loan which was scheduled to mature in July 2009.

(9)          On July 7, 2009, we refinanced the loan on Beverly Connection which was scheduled to mature on July 9, 2009.  The new loan has a two-year term and an interest rate of LIBOR plus 3.50%, with a LIBOR floor of 1.50% (5.00% at December 31, 2009), and provides for a one-year extension through July 2012, at LIBOR plus 5.00%.

(10)       On April 7, 2009, we completed a $75,000 financing of 4 Union Square South.  This interest-only loan has a rate of LIBOR plus 3.25%, (3.52% at December 31, 2009) and matures in April 2012, with two one-year extension options.  The property was previously unencumbered.

(11)       On August 11, 2009, we completed a $52,000 financing of 435 Seventh Avenue.  This loan has an interest rate of LIBOR plus 3.00% with a LIBOR floor of 2.00% (5.00% at December 31, 2009) and matures in August 2012, with two one-year extension options.  The property was previously unencumbered.

(12)       On August 20, 2009, the fixed interest rate swap on this loan expired and the loan was reclassified from fixed rate to variable rate debt.  In addition, on October 15, 2009, we refinanced the principal amount of this loan at LIBOR plus 3.75% (3.99% at December 31, 2009).  The loan has an initial maturity of November 2011, with a one-year extension option.

(13)       We are currently in negotiations with lenders to extend or refinance two loans with outstanding balances of $36,000, which matured on October 29, 2009, and $59,468, which matures on March 8, 2010.

(14)       During 2009, through the open market and tender offers, we purchased $1,912,724 (aggregate face amount) of our convertible senior debentures and $254,855 (aggregate face amount) of our senior unsecured notes for $1,877,510 and $245,809 in cash, respectively, and repaid the $97,900 balance of our 4.50% senior unsecured notes upon maturity in August 2009.  During 2008, we purchased $27,500 (aggregate face amount) of our convertible senior debentures and $81,540 (aggregate face amount) of our senior unsecured notes for $18,080 and $80,408 in cash, respectively.  In connection with these purchases, we recognized an aggregate net loss of $29,269 in 2009 and an aggregate net gain of $9,820 in 2008 which is reflected as a component of “net (loss) gain on early extinguishment of debt” on our consolidated statements of income.

(15)       On September 30, 2009, we completed a public offering of $460,000 principal amount of 7.875% callable senior unsecured 30-year notes due October 1, 2039.  Interest on the notes is payable quarterly in arrears on each January 1, April 1, July 1 and October 1, commencing January 1, 2010.  The notes were sold to the public at par and may be redeemed at our option in whole or in part beginning October 1, 2014, at a price equal to the principal amount plus accrued and unpaid interest.  These notes contain financial covenants, including limitations on outstanding debt and minimum interest and fixed charge coverage ratios.  We retained net proceeds of approximately $446,000 from the offering which were used for general corporate purposes.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Debt – continued

On January 1, 2009, we adopted the provisions of ASC 470-20, Debt with Conversion and Other Options, which was required to be applied retrospectively.  Below is a summary of the financial statement effects of implementing the provisions of ASC 470-20 and related disclosures.

(Amounts in thousands, except per share amounts)	$1.4 Billion Convertible Senior Debentures		$1 Billion Convertible Senior Debentures		$500 Million Exchangeable Senior Debentures
	December 31,		December 31,		December 31,
Balance Sheet:	2009	2008	2009	2008	2009	2008
Principal amount of debt component	$22,479	$1,382,700	$437,297	$989,800	$499,982	$499,982
Unamortized discount	(1,228)	(106,415)	(13,090)	(44,342)	(15,525)	(21,726)
Carrying amount of debt component	$21,251	$1,276,285	$424,207	$945,458	$484,457	$478,256
Carrying amount of equity component	$2,104	$129,099	$23,457	$53,893	$32,301	$32,301
Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%
Maturity date (period through which discount is being amortized)	4/1/12		11/15/11		4/15/12
Conversion price per share, as adjusted	$157.18		$148.46		$87.17
Number of shares on which the aggregate consideration to be delivered upon conversion is determined	— (1)		— (1)		5,736

__________________

(1)     Pursuant to the provisions of ASC 470-20, we are required to disclose the conversion price and the number of shares on which the aggregate consideration to be delivered upon conversion is determined (principal plus excess value).  Our convertible senior debentures require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares.  Based on the December 31, 2009 closing share price of our common shares and the conversion prices in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date.  The number of common shares on which the aggregate consideration to be delivered upon conversion is 143 and 2,946 common shares, respectively.

(Amounts in thousands)	For the Year Ended December 31,
Income Statement:	2009	2008	2007
$1.4 Billion Convertible Senior Debentures:
Coupon interest	$33,743	$39,853	$30,368
Discount amortization – original issue	4,596	5,190	3,770
Discount amortization – ASC 470-20 implementation	21,514	24,296	17,649
	$59,853	$69,339	$51,787

$1 Billion Convertible Senior Debentures:
Coupon interest	$32,654	$36,216	$36,049
Discount amortization – original issue	3,606	3,820	3,626
Discount amortization – ASC 470-20 implementation	9,651	10,224	9,703
	$45,911	$50,260	$49,378

$500 Million Exchangeable Senior Debentures:
Coupon interest	$19,428	$19,374	$19,379
Discount amortization – original issue	1,464	1,389	1,318
Discount amortization – ASC 470-20 implementation	4,741	4,497	4,265
	$25,633	$25,260	$24,962

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Debt – continued

The net carrying amount of properties collateralizing the notes and mortgages payable amounted to $11.2 billion at December 31, 2009. As of December 31, 2009, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,	Mortgages Payable	Senior Unsecured Debt and Revolving Credit Facilities
2010	$448,610	$148,335
2011	1,614,648	979,682
2012	873,259	949,679
2013	1,485,724	—
2014	314,957	—
Thereafter	3,606,665	460,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets represent Operating Partnership units held by third-parties and are comprised of (i) Class A units, (ii) Series B convertible preferred units, and (iii) Series D-10, D-11, D-12, D-14 and D-15 (collectively, “Series D”) cumulative redeemable preferred units.  Class A units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash; we, at our option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis.  Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder.  Below are the details of Operating Partnership units held by third-parties that are included in “redeemable noncontrolling interests” as of December 31, 2009 and 2008:

	Outstanding Units at		Per Unit	Preferred or Annual	Conversion
Unit Series	December 31, 2009	December 31, 2008	Liquidation Preference	Distribution Rate	Rate Into Class A Units
Common:
Class A	13,892,313	14,627,005	N/A	$3.65	N/A

Convertible Preferred:
B-1 Convertible Preferred (1)	—	139,798	$50.00	$2.50	(1)
B-2 Convertible Preferred (1)	—	304,761	$50.00	$4.00	(1)

Perpetual Preferred: (2)
7.00% D-10 Cumulative Redeemable	3,200,000	3,200,000	$25.00	$1.75	N/A
7.20% D-11 Cumulative Redeemable	1,400,000	1,400,000	$25.00	$1.80	N/A
6.55% D-12 Cumulative Redeemable	800,000	800,000	$25.00	$1.637	N/A
6.75% D-14 Cumulative Redeemable	4,000,000	4,000,000	$25.00	$1.6875	N/A
6.875% D-15 Cumulative Redeemable	1,800,000	1,800,000	$25.00	$1.71875	N/A

__________________________________

(1)     On October 20, 2009, we redeemed all of the outstanding Series B convertible units in exchange for 139,798 Class A units, with an aggregate market value of approximately $8,600,000 at redemption.

(2)     Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; we, at our option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis.  These units are redeemable at our option after the 5th anniversary of the date of issuance (ranging from November 2008 to December 2011).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       Redeemable Noncontrolling Interests - continued

Redeemable noncontrolling interests on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2007	$1,658,303
Net income	55,411
Distributions	(75,939)
Conversion of Class A redeemable units into common shares, at redemption value	(82,330)
Mark-to-market adjustments on Class A redeemable units, in accordance with Topic D-98	(400,647)
Other, net	23,180
Balance at December 31, 2008	1,177,978
Net income	25,120
Distributions	(42,451)
Conversion of Class A redeemable units into common shares, at redemption value	(90,955)
Mark-to-market adjustments on Class A redeemable units, in accordance with Topic D-98	167,049
Other, net	14,887
Balance at December 31, 2009	$1,251,628

As of December 31, 2009 and December 31, 2008, the aggregate value of our Class A operating partnership units was $971,628,000 and $882,740,000, respectively.

Redeemable noncontrolling interests exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $60,271,000 and $83,079,000 as of December 31, 2009 and December 31, 2008, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Shareholders’ Equity

Common Shares

In April 2009, we sold 17,250,000 common shares, including underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at an initial public offering price of $43.00 per share.  We received net proceeds of $710,226,000, after underwriters’ discount and offering expenses and contributed the net proceeds to the Operating Partnership in exchange for 17,250,000 Class A units of the Operating Partnership.

Preferred Shares

The following table sets forth the details of our preferred shares of beneficial interest outstanding as of December 31, 2009 and 2008.

	December 31,
(Amounts in thousands, except share and per share amounts)	2009	2008
6.5% Series A: liquidation preference $50.00 per share; authorized 5,750,000 shares; issued and outstanding 52,324 and 54,124 shares	$2,673	$2,762
7.0% Series D-10: liquidation preference $25.00 per share; authorized 4,800,000 shares; issued and outstanding 1,600,000 shares	39,982	39,982
7.0% Series E: liquidation preference $25.00 per share; authorized 3,450,000 shares; issued and outstanding 3,000,000 shares	72,248	72,248
6.75% Series F: liquidation preference $25.00 per share; authorized 6,000,000 shares; issued and outstanding 6,000,000 shares	144,720	144,720
6.625% Series G: liquidation preference $25.00 per share; authorized 9,200,000 shares; issued and outstanding 8,000,000 shares	193,135	193,135
6.75% Series H: liquidation preference $25.00 per share; authorized 4,600,000 shares; issued and outstanding 4,500,000 shares	108,549	108,559
6.625% Series I: liquidation preference $25.00 per share; authorized 12,050,000 shares; issued and outstanding 10,800,000 shares	262,379	262,401
	$823,686	$823,807

Series A Convertible Preferred Shares of Beneficial Interest

Holders of Series A Preferred Shares of beneficial interest are entitled to receive dividends in an amount equivalent to $3.25 per annum per share.  These dividends are cumulative and payable quarterly in arrears.  The Series A Preferred Shares are convertible at any time at the option of their respective holders at a conversion rate of 1.4334 common shares per Series A Preferred Share, subject to adjustment in certain circumstances. In addition, upon the satisfaction of certain conditions we, at our option, may redeem the $3.25 Series A Preferred Shares at a current conversion rate of 1.4334 common shares per Series A Preferred Share, subject to adjustment in certain circumstances. At no time will the Series A Preferred Shares be redeemable for cash.

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

9.    Shareholders’ Equity - continued

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) was $28,449,000 and ($6,899,000) as of December 31, 2009 and 2008, respectively, and primarily consists of accumulated unrealized (loss) income from the mark-to-market of marketable equity securities classified as available-for-sale.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining fair value of our financial and non-financial assets and liabilities.  Accordingly, there can be no assurance that the fair values we present herein are indicative of amounts that may ultimately be realized upon sale or other disposition of these assets.

Fair Value Measurements on a Recurring Basis

Financial assets and liabilities that are measured at fair value on a recurring basis in our consolidated financial statements consist primarily of (i) marketable equity securities, (ii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iii) short-term investments (CDARS classified as available-for-sale) and (iv) mandatorily redeemable instruments (Series G convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of financial assets and liabilities by the levels in the fair value hierarchy at December 31, 2009 and 2008, respectively.

		As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$79,925	$79,925	$—	$—
Deferred compensation plan assets (included in other assets)	80,443	40,854	—	39,589
Short-term investments	40,000	40,000	—	—
Total assets	$200,368	$160,779	$—	$39,589
Mandatorily redeemable instruments (included in other liabilities)	$60,271	$60,271	$—	$—

		As of December 31, 2008
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable equity securities	$118,438	$118,438	$—	$—
Deferred compensation plan assets	69,945	35,769	—	34,176
Total assets	$188,383	$154,207	$—	$34,176
Mandatorily redeemable instruments (included in other liabilities)	$83,079	$83,079	$—	$—

The fair value of Level 3 “deferred compensation plan assets” represents equity investments in certain limited partnerships.  The following is a summary of changes in these assets for the years ended December 31, 2009 and 2008.

(Amounts in thousands)	Beginning Balance	Total Realized/ Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Ending Balance
For the year ended December 31, 2009	$34,176	$4,187	$1,226	$39,589

For the year ended December 31, 2008	$50,578	$(15,407)	$(995)	$34,176

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Fair Value Measurements - continued

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis in our consolidated financial statements consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value during 2009.  See Note 2 – Basis of Presentation and Significant Accounting Policies for details of impairment losses recognized during 2009.  The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates and (iii) comparable sales activity.  In general, we consider multiple valuation techniques when measuring fair values.  However, in certain circumstances, a single valuation technique may be appropriate.  The table below aggregates the fair values of these assets by the levels in the fair value hierarchy.

		As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$169,861	$—	$—	$169,861
Investments in partially owned entities	36,052	—	—	36,052

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2009 and December 31, 2008.

	As of December 31, 2009		As of December 31, 2008
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mezzanine loans receivable	$203,286	$192,612	$472,539	$417,087
Debt:
Notes and mortgages payable	$8,445,766	$7,858,873	$8,761,640	$8,161,922
Convertible senior debentures	445,458	461,275	2,221,743	1,874,058
Senior unsecured notes	711,716	718,302	617,816	578,238
Exchangeable senior debentures	484,457	547,480	478,256	428,895
Revolving credit facility debt	852,218	852,218	358,468	358,468
	$10,939,615	$10,438,148	$12,437,923	$11,401,581

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  Discontinued Operations

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, we have reclassified the revenues and expenses of properties and businesses sold or held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of the properties below are included in “income from discontinued operations” on our consolidated statements of income.

On September 1, 2009, we sold 1999 K Street, a newly developed 250,000 square foot office building, in Washington’s Central Business District, for $207,800,000 in cash which resulted in a net gain of approximately $41,211,000.

During 2009, we sold 15 retail properties in separate transactions for an aggregate of $55,000,000 in cash which resulted in net gains aggregating $4,073,000.

On March 31, 2008, we sold our 47.6% interest in Americold, our Temperature Controlled Logistics segment for $220,000,000 in cash which resulted in a net gain of $112,690,000.

On June 10, 2008, we sold our Tysons Dulles Plaza office building complex for $152,800,000 in cash which resulted in a net gain of $56,831,000.

On July 16, 2007, we sold our Vineland, New Jersey shopping center property for $2,774,000 in cash which resulted in a net gain of $1,708,000.

On August 9, 2007, we sold Crystal Mall Two, a 277,000 square foot office building located at 1801 South Bell Street in Crystal City for $103,600,000 which resulted in a net gain of $19,893,000.  All of the proceeds from the sale have been reinvested in tax-free “like-kind” exchange investments in accordance with Section 1031.

On October 17, 2007, we sold Arlington Plaza, a 188,000 square foot office building located in Arlington, Virginia for $71,500,000 in cash which resulted in a net gain of $33,900,000.

During the fourth quarter of 2009, we reclassified an 8.6 acre parcel of land out of “assets related to discontinued operations” since it no longer met such criteria, as the buyer terminated the sales contract.  The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2009 and 2008, and their combined results of operations for the years ended December 31, 2009, 2008 and 2007.

(Amounts in thousands)	Assets Related to Discontinued Operations as of		Liabilities Related to Discontinued Operations as of
	December 31,		December 31,
	2009	2008	2009	2008
1999 K Street	$—	$124,402	$—	$73,747
Retail properties	—	48,416	—	—
Total	$—	$172,818	$—	$73,747

(Amounts in thousands)	For the Year Ended December 31,
	2009	2008	2007
Total revenues	$9,846	$226,726	$870,857
Total expenses	3,225	223,326	868,216
Net income (loss)	6,621	3,400	2,641
Net gains on sale of real estate	45,284	170,213	64,981
Income from discontinued operations	$51,905	$173,613	$67,622

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan awards.  We have approximately 4,854,000 shares available for future grant under the Plan at December 31, 2009.

During the first quarter of 2009, our nine most senior executives voluntarily surrendered their 2008 out-performance plan awards and their 2007 and 2008 stock option awards.  Accordingly, we recognized $32,588,000 of expense, representing the unamortized portion of these awards, which is included in “general and administrative expenses” on our consolidated statement of income.  As a result of these surrenders, stock-based compensation expense will be approximately $9,400,000, $9,400,000, $5,700,000 and $1,000,000 lower in 2010, 2011, 2012 and 2013, respectively.

Out-Performance Plans

On March 31, 2008, the Compensation Committee of our Board of Trustees approved a $75,000,000 out-performance plan (the “2008 OPP”).  Under the 2008 OPP, the total return to our shareholders (the “Total Return”) resulting from both share appreciation and dividends for the four-year period from March 31, 2008 to March 31, 2012 must exceed both an absolute and a relative hurdle.  The initial value from which to determine the Total Return is $86.20 per share, a 0.93% premium to the trailing 10-day average closing price on the New York Stock Exchange for our common shares on the date the plan was adopted.  During the four-year performance period, participants are entitled to receive 10% of the common dividends paid on Vornado’s common shares for each 2008 OPP unit awarded, regardless of whether the units are ultimately earned.  The fair value of the 2008 OPP awards on the date of grant, as adjusted for estimated forfeitures, was approximately $21,600,000, and is being amortized into expense over a five-year period beginning on the date of grant through the final vesting period, using a graded vesting attribution model, with the exception of an aggregate of $13,722,000 which was accelerated into expense in the first quarter of 2009 as a result of the voluntary surrender of such awards discussed above.

On April 25, 2006, our Compensation Committee approved a $100,000,000 Out-performance plan (the “2006 OPP”), under which 91% of the total Out-Performance Plan was awarded.  The fair value of the awards on the date of grant, as adjusted for estimated forfeitures, was approximately $46,141,000 and is being amortized into expense over the five-year vesting period beginning on the date of grant, using a graded vesting attribution model.   As of January 12, 2007, the maximum performance threshold under the Out-Performance Plan was achieved, concluding the performance period.

During the years ended December 31, 2009, 2008 and 2007, we recognized $23,493,000, $16,021,000 and $12,734,000 of compensation expense, respectively, for these plans.  As of December 31, 2009, there was $6,318,000 of total unrecognized compensation cost related these plans, which will be recognized over a weighted-average period of 1.37 years.  Distributions paid on unvested OPP Units are charged to “net income attributable to noncontrolling interests” on our consolidated statements of income and amounted to $1,935,000, $2,918,000 and $2,694,000 in 2009, 2008 and 2007, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to 100% of the average of the high and low market price of our common shares on the NYSE on the date of grant, generally vest pro-rata over five years and expire 10 years from the date of grant.  Compensation expense related to stock option awards is recognized on a straight-line basis over the vesting period with the exception of an aggregate of $18,873,000 which was accelerated into expense in the first quarter of 2009 as a result of voluntary surrenders as previously discussed.  During the years ended December 31, 2009, 2008, and 2007, we recognized $25,911,000, $9,051,000 and $4,549,000, of compensation expense, respectively, for these options.  As of December 31, 2009 there was $8,838,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

Below is a summary of our stock option activity under the Plan for the year ended December 31, 2009.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	9,990,483	$66.64
Granted	1,228,865	33.86
Exercised	(1,598,084)	30.25
Cancelled	(3,441,458)	105.47
Outstanding at December 31, 2009	6,179,806	$47.90	4.0	$163,742,000
Options vested and expected to vest at December 31, 2009	6,151,278	$47.72	4.0	$163,742,000
Options exercisable at December 31, 2009	4,325,167	$45.84	2.2	$118,375,000

The fair value of each option grant is estimated on the date of grant using an option‑pricing model with the following weighted‑average assumptions for grants in the years ended December 31, 2009, 2008 and 2007.

	December 31
	2009	2008	2007
Expected volatility	28%	19%	17%
Expected life	7 years	7.7 years	5 years
Risk‑free interest rate	2.3%	3.2%	4.5%
Expected dividend yield	4.6%	4.8%	5.0%

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $5.67, $6.80 and $12.55, respectively.  Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 was $1,749,000, $27,587,000 and $34,648,000, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $62,139,000, $79,997,000 and $99,656,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Stock-based Compensation - continued

Restricted Stock

Restricted stock awards are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant and generally vest over five years.  Restricted stock awards granted in 2009, 2008 and 2007 had a fair value of $496,000, $595,000 and $2,837,000, respectively.  Compensation expense related to restricted stock awards is recognized on a straight-line basis over the vesting period.  During the years ended December 31, 2009, 2008 and 2007, we recognized $2,063,000, $3,201,000 and $4,079,000 of compensation expense, respectively, for the portion of restricted stock awards that vested during each year. The fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $3,272,000, $4,472,000 and $8,907,000, respectively.  As of December 31, 2009, there was $2,136,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.74 years.   Dividends paid on unvested restricted stock are charged directly to retained earnings and amounted to $161,000, $308,000 and $533,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Below is a summary of restricted stock activity under the Plan for the year ended December 31, 2009.

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2009	87,860	$81.31
Granted	14,680	33.82
Vested	(45,704)	72.14
Forfeited	(1,218)	63.82
Non-vested at December 31, 2009	55,618	76.69

Restricted Operating Partnership Units (“OP Units”)

OP Units are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant, vest ratably over five years and are subject to a taxable book-up event, as defined.  OP Units granted in 2009, 2008 and 2007 had a fair value of $10,691,000, $7,167,000, and $10,696,000, respectively. Compensation expense related to OP Units is recognized ratably over a five-year period using a graded vesting attribution model.  During the years ended December 31, 2009, 2008 and 2007, we recognized $8,347,000, $6,257,000, and $5,493,000, of compensation expense, respectively, for the portion of OP Units that vested during last year.  The fair value of OP Units that vested during the years ended December 31, 2009, 2008 and 2007 was $4,020,000, $1,952,000 and $1,602,000, respectively.  As of December 31, 2009, there was $10,573,000 of total remaining unrecognized compensation cost related to unvested OP units, which is expected to be recognized over a weighted-average period of 1.75 years.  Distributions paid on unvested OP Units are charged to “net income attributable to noncontrolling interests” on our consolidated statements of income and amounted to $1,583,000, $938,000, and $444,000 in 2009, 2008 and 2007, respectively.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2009.

Non-vested Units	Units	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2009	233,079	$74.07
Granted	334,500	31.96
Vested	(56,551)	74.17
Forfeited	(2,948)	36.67
Non-vested at December 31, 2009	508,080	46.55

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Fee and Other Income

The following table sets forth the details of our fee and other income:

	For The Years Ended December 31,
(Amounts in thousands)	2009		2008	2007
Tenant cleaning fees	$58,512		$56,416	$46,238
Management and leasing fees	11,456		13,397	15,713
Lease termination fees	5,525		8,634	7,453
Other income	82,818	(1)	48,854	40,534
	$158,311		$127,301	$109,938

________________________

(1)  In December 2009, an agreement to sell an 8.6 acre parcel of land in the Pentagon City area of Arlington, Virginia, was terminated and we recognized $27,089 of income, representing the buyer’s non-refundable purchase deposit, which is included in other income.

Fee and other income above includes management fee income from Interstate Properties, a related party, of $782,000, $803,000 and $800,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The above table excludes fee income from partially owned entities, which is included in income from partially owned entities (see Note 3 – Investments in Partially Owned Entities).

14.  Interest and Other Investment (Loss) Income, net

The following table sets forth the details of our interest and other investment (loss) income:

	For the Years Ended December 31,
(Amounts in thousands)	2009	2008	2007
Mezzanine loan loss (accrual) reversal (see note 5 – Mezzanine Loans Receivable)	$(190,738)	$10,300	$(57,000)
Interest on mezzanine loans (see note 5 – Mezzanine Loans Receivable)	32,181	44,721	65,243
Dividends and interest on marketable securities (see note 4 – Marketable Securities)	25,908	24,658	25,732
Interest on other investments	5,850	28,156	56,406
Mark-to-market of investments in our deferred compensation plan (1)	9,506	(14,204)	1,140
Impairment losses on marketable equity securities (see note 4 – Marketable Securities)	(3,361)	(76,742)	—
Derivative positions in marketable equity securities	—	(33,602)	113,547
Other, net	4,324	14,031	21,357
	$(116,330)	$(2,682)	$226,425

__________________________

(1)     This income (loss) is entirely offset by the expense (income) resulting from the mark-to-market of the deferred compensation plan liability.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share – which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share – which includes the weighted average common shares and potentially dilutive share equivalents. Potentially dilutive share equivalents include our Series A convertible preferred shares, employee stock options, restricted share awards and exchangeable senior debentures due 2025.

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2009	2008	2007
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$57,679	$201,774	$479,974
Income from discontinued operations, net of income attributable to noncontrolling interests	48,490	157,523	61,565
Net income attributable to Vornado	106,169	359,297	541,539
Preferred share dividends	(57,076)	(57,091)	(57,177)
Net income attributable to common shareholders	49,093	302,206	484,362
Earnings allocated to unvested participating securities	(184)	(328)	(543)
Numerator for basic income per share	48,909	301,878	483,819
Impact of assumed conversions:
Convertible preferred share dividends	—	—	277
Numerator for diluted income per share	$48,909	$301,878	$484,096
Denominator:
Denominator for basic income per share – weighted average shares	171,595	153,900	151,949
Effect of dilutive securities (1):
Employee stock options and restricted share awards	1,908	4,219	6,491
Convertible preferred shares	—	—	118
Denominator for diluted income per share – adjusted weighted average shares and assumed conversions	173,503	158,119	158,558
INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.00	$0.94	$2.78
Income from discontinued operations, net	0.28	1.02	0.40
Net income per common share	$0.28	$1.96	$3.18
INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.00	$0.91	$2.66
Income from discontinued operations, net	0.28	1.00	0.39
Net income per common share	$0.28	$1.91	$3.05

__________________________________

(1)     The effect of dilutive securities in the years ended December 31, 2009, 2008 and 2007 excludes an aggregate of 21,276, 25,501, and 22,272 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  Comprehensive Income

(Amounts in thousands)	For The Years Ended December 31,
	2009	2008	2007
Net income	$128,450	$411,445	$607,833
Other comprehensive income (loss)	35,348	(36,671)	(63,191)
Comprehensive income	163,798	374,774	544,642
Less: Comprehensive income attributable to noncontrolling interests	(25,144)	(48,701)	(60,038)
Comprehensive income attributable to Vornado	$138,654	$326,073	$484,604

       Substantially all of the other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 relates to losses or income from the mark-to-market of marketable equity securities classified as available-for-sale and our share of other comprehensive income of partially owned entities.

17.  Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases provide for the pass‑through to tenants the tenants’ share of real estate taxes, insurance and maintenance. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2009, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

(Amounts in thousands)
Year Ending December 31:
2010	$1,873,000
2011	1,755,000
2012	1,593,000
2013	1,453,000
2014	1,331,000
Thereafter	6,471,000

These amounts do not include rentals based on tenants’ sales. These percentage rents approximated $9,051,000, $7,322,000, and $9,379,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2009, 2008 and 2007.

Vornado Realty Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  Leases - continued

Former Bradlees Locations

Pursuant to the Master Agreement and Guaranty, dated May 1, 1992, we are due $5,000,000 per annum of additional rent from Stop & Shop which was allocated to certain of Bradlees former locations. On December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, we reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop. Stop & Shop is contesting our right to reallocate and claims that we are no longer entitled to the additional rent. At December 31, 2009, we were due an aggregate of $35,417,000. We believe the additional rent provision of the guaranty expires, at the earliest, in 2012 and we are vigorously contesting Stop & Shop’s position.

As lessee:

We are a tenant under operating leases for certain properties. These leases have terms that expire during the next thirty years. Future minimum lease payments under operating leases at December 31, 2009, are as follows:

(Amounts in thousands)
Year Ending December 31:
2010	$27,113
2011	26,896
2012	27,152
2013	27,166
2014	27,326
Thereafter	1,036,466

Rent expense was $35,463,000, $29,320,000, and $24,503,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

We are also a lessee under capital leases for real estate. Lease terms generally range from 5-20 years with renewal or purchase options. Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property. Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease, whichever is shorter. Amortization expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income. As of December 31, 2009, future minimum lease payments under capital leases are as follows:

(Amounts in thousands)
Year Ending December 31:
2010	$707
2011	706
2012	707
2013	706
2014	707
Thereafter	17,427
Total minimum obligations	20,960
Interest portion	(14,207)
Present value of net minimum payments	$6,753

At December 31, 2009 and 2008, $6,753,000 and $6,788,000, respectively, representing the present value of net minimum payments are included in “Other Liabilities” on our consolidated balance sheets.  At December 31, 2009 and 2008, property leased under capital leases had a total cost of $6,216,000 and $6,216,000, respectively, and accumulated depreciation of $1,873,000 and $1,717,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $150,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, and a $150,000,000 annual aggregate.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by TRIPRA.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Our coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes, exchangeable senior debentures, convertible senior debentures and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2009, the aggregate dollar amount of these guarantees and master leases is approximately $135,000,000.

At December 31, 2009, $37,232,000 of letters of credit were outstanding under our $0.965 billion revolving credit facility.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $90,406,000. Of this amount, $71,788,000 is committed to IPF and is pledged as collateral to IPF’s lender.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  Commitments and Contingencies – continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  The motion was argued and submitted for decision on December 18, 2009.  The course of future proceedings will depend upon the outcome of Stop & Shop’s motion, but we anticipate that a trial date will be set for some time in 2010.  We intend to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

On May 24, 2007, we acquired a 70% controlling interest in 1290 Avenue of the Americas and the 555 California Street complex.  Our 70% interest was acquired through the purchase of all of the shares of a group of foreign companies that own, through U.S. entities, the 1% sole general partnership interest and a 69% limited partnership interest in the partnerships that own the two properties.  The remaining 30% limited partnership interest is owned by Donald J. Trump.  In August 2005, Mr. Trump brought a lawsuit in the New York State Supreme Court against, among others, the general partners of the partnerships referred to above relating to a dispute over the sale of properties located on the former Penn Central rail yards between West 59th and 72nd Streets in Manhattan which were formerly owned by the partnerships.  In decisions issued in 2006, 2007 and 2009, the New York State Supreme Court dismissed all of Mr. Trump’s claims, and those decisions were affirmed by the Appellate Division.  Mr. Trump cannot further appeal those decisions.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants.  In April 2007, H Street acquired the remaining 50% interest in that fee.  In April 2007, we received letters from those tenants, Street Retail, Inc. and Post Apartment Homes, L.P., claiming they had a right of first offer triggered by each of those transactions. On September 25, 2008, both tenants filed suit against us and the former owners.  The claim alleges the right to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  We believe this claim is without merit and regardless of merit, in our opinion, after consultation with legal counsel, this claim will not have a material effect on our financial condition, results of operations or cash flows.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  Related Party Transactions

Transactions with Affiliates and Officers and Trustees

Alexander’s

We own 32.4% of Alexander’s. Steven Roth, the Chairman of our Board, and Michael D. Fascitelli, our President and Chief Executive Officer, are officers and directors of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 3 - Investments in Partially Owned Entities.

On March 2, 2009, Mr. Roth and Mr. Fascitelli each exercised 150,000 stock appreciation rights (“SARs”) which were scheduled to expire on March 4, 2009 and each received gross proceeds of $11,419,000.

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

On September 15, 2008 and October 14, 2008, Mr. Roth exercised an aggregate of 200,000 SARs which were scheduled to expire on March 4, 2009 and received gross proceeds of $62,809,000.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2009, Interstate and its partners beneficially owned approximately 7.3% of the common shares of beneficial interest of Vornado and 27.2% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on sixty days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us. We earned $782,000, $803,000 and $800,000 of management fees under the agreement for the years ended December 31, 2009, 2008 and 2007.

20.  Retirement Plans

Prior to December 2008, we had two defined benefit pension plans, a Vornado Realty Trust Retirement Plan (“Vornado Plan”) and a Merchandise Mart Properties Pension Plan (“Mart Plan”). The benefits under the Vornado Plan and the Mart Plan (collectively, the “Plans”) were frozen in December 1997 and June 1999, respectively. Benefits under the Plans were primarily based on years of service and compensation during employment or on years of credited service and established monthly benefits. Funding policy for the Plans was based on contributions at the minimum amounts required by law.  During the first quarter of 2009, we finalized the termination of the Mart Plan, which resulted in a $2,800,000 pension settlement expense.  During the fourth quarter of 2008, we finalized the termination of the Vornado Plan which resulted in a $4,600,000 pension settlement expense.  These charges are included as a component of “general and administrative” expense on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2009 and 2008:

		Net (Loss) Income Attributable	Net (Loss) Income Per Common Share (2)
	Revenues	to Common Shareholders (1)	Basic	Diluted
(Amounts in thousands, except per share amounts)
2009
December 31	$719,003	$(151,192)	$(0.84)	$(0.84)
September 30	671,219	126,348	0.71	0.70
June 30	673,790	(51,904)	(0.30)	(0.30)
March 31	678,566	125,841	0.81	0.80

2008
December 31	$695,153	$(226,951)	$(1.47)	$(1.47)
September 30	676,068	22,736	0.15	0.14
June 30	673,261	116,858	0.76	0.74
March 31	648,204	389,563	2.54	2.42

__________________________________

(1)   Fluctuations among quarters resulted primarily from non-cash impairment losses, mark-to-market of derivative instruments, net gains on sale of real estate and from seasonality of business operations.

(2)   The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Segment Information

The financial information summarized below is presented by reportable operating segment, consistent with how we review and manage our businesses.

(Amounts in thousands)	For the Year Ended December 31, 2009
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$2,058,811	$758,557	$538,882	$365,379	$236,761	$—	$159,232
Straight-line rents:
Contractual rent increases	54,945	28,423	11,942	12,596	1,891	—	93
Amortization of free rent	36,048	8,382	12,257	14,631	402	—	376
Amortization of acquired below- market leases, net	72,481	40,129	3,891	23,081	89	—	5,291
Total rentals	2,222,285	835,491	566,972	415,687	239,143	—	164,992
Tenant expense reimbursements	361,982	136,541	64,441	135,178	15,984	—	9,838
Fee and other income:
Tenant cleaning fees	58,512	80,237	—	—	—	—	(21,725)
Management and leasing fees	11,456	4,211	8,183	1,731	88	—	(2,757)
Lease termination fees	5,525	1,840	2,224	464	858	—	139
Other	82,818	14,180	47,830	2,677	9,677	—	8,454
Total revenues	2,742,578	1,072,500	689,650	555,737	265,750	—	158,941
Operating expenses	1,087,785	452,370	228,740	206,590	135,385	—	64,700
Depreciation and amortization	539,503	173,923	144,317	102,210	56,171	—	62,882
General and administrative	231,688	22,820	26,219	30,433	31,587	—	120,629
Impairment and other losses	87,823	—	24,875	23,649	—	—	39,299
Total expenses	1,946,799	649,113	424,151	362,882	223,143	—	287,510
Operating income (loss)	795,779	423,387	265,499	192,855	42,607	—	(128,569)
Income applicable to Alexander’s	53,529	770	—	791	—	—	51,968
Income applicable to Toys	92,300	—	—	—	—	92,300	—
(Loss) income from partially owned entities	(73,439)	5,047	4,850	3,937	151	—	(87,424)
Interest and other investment (loss) income, net	(116,330)	876	789	85	96	—	(118,176)
Interest and debt expense	(634,283)	(133,647)	(129,380)	(90,068)	(51,959)	—	(229,229)
Net (loss) gain on early extinguishment of debt	(25,915)	—	—	769	—	—	(26,684)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	5,641	—	—	—	—	—	5,641
Income (loss) before income taxes	97,282	296,433	141,758	108,369	(9,105)	92,300	(532,473)
Income tax expense	(20,737)	(1,332)	(1,577)	(319)	(2,140)	—	(15,369)
Income (loss) from continuing operations	76,545	295,101	140,181	108,050	(11,245)	92,300	(547,842)
Income from discontinued operations	51,905	—	46,004	5,901	—	—	—
Net income (loss)	128,450	295,101	186,185	113,951	(11,245)	92,300	(547,842)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(22,281)	(9,098)	—	915	—	—	(14,098)
Net income (loss) attributable to Vornado	106,169	286,003	186,185	114,866	(11,245)	92,300	(561,940)
Interest and debt expense (2)	826,827	126,968	132,610	95,990	52,862	127,390	291,007
Depreciation and amortization (2)	728,815	168,517	152,747	105,903	56,702	132,227	112,719
Income tax expense (benefit) (2)	10,193	1,332	1,590	319	2,208	(13,185)	17,929
EBITDA(1)	$1,672,004	$582,820	$473,132	$317,078	$100,527	$338,732	$(140,285)

Balance Sheet Data:
Real estate at cost	$17,949,517	$5,438,655	$4,722,678	$4,680,284	$1,339,234	$—	$1,768,666
Investments in partially owned entities	1,209,285	128,961	119,182	22,955	6,520	409,453	522,214
Total Assets	20,185,472	5,538,362	4,138,752	3,511,987	1,455,000	409,453	5,131,918

________________

See notes on page 163.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Segment Information - continued

(Amounts in thousands)	For the Year Ended December 31, 2008
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$2,020,369	$722,445	$509,377	$346,057	$245,400	$—	$197,090
Straight-line rents:
Contractual rent increases	57,953	28,023	6,764	16,416	5,954	—	796
Amortization of free rent	32,901	14,743	10,778	4,156	2,703	—	521
Amortization of acquired below- market leases, net	96,176	60,355	4,423	26,765	161	—	4,472
Total rentals	2,207,399	825,566	531,342	393,394	254,218	—	202,879
Tenant expense reimbursements	357,986	135,788	61,448	128,120	18,567	—	14,063
Fee and other income:
Tenant cleaning fees	56,416	71,833	—	—	—	—	(15,417)
Management and leasing fees	13,397	6,411	8,940	1,673	349	—	(3,976)
Lease termination fees	8,634	3,088	2,635	2,281	630	—	—
Other	48,854	15,699	22,360	2,601	7,059	—	1,135
Total revenues	2,692,686	1,058,385	626,725	528,069	280,823	—	198,684
Operating expenses	1,069,445	439,012	220,103	200,760	137,971	—	71,599
Depreciation and amortization	536,820	190,925	137,255	91,746	51,833	—	65,061
General and administrative	194,023	20,217	26,548	29,862	29,254	—	88,142
Impairment and other losses	81,447	—	—	595	—	—	80,852
Total expenses	1,881,735	650,154	383,906	322,963	219,058	—	305,654
Operating income (loss)	810,951	408,231	242,819	205,106	61,765	—	(106,970)
Income applicable to Alexander’s	36,671	763	—	650	—	—	35,258
Income applicable to Toys	2,380	—	—	—	—	2,380	—
(Loss) income from partially owned entities	(195,878)	5,319	6,173	9,721	1,106	—	(218,197)
Interest and other investment (loss) income, net	(2,682)	2,288	2,116	494	356	—	(7,936)
Interest and debt expense	(635,724)	(139,146)	(126,508)	(86,787)	(52,148)	—	(231,135)
Net gain on early extinguishment of debt	9,820	—	—	—	—	—	9,820
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	7,757	—	—	—	—	—	7,757
Income (loss) before income taxes	33,295	277,455	124,600	129,184	11,079	2,380	(511,403)
Income tax benefit (expense)	204,537	—	220,973	(82)	(1,206)	—	(15,148)
Income (loss) from continuing operations	237,832	277,455	345,573	129,102	9,873	2,380	(526,551)
Income from discontinued operations	173,613	—	59,107	2,594	—	—	111,912
Net income (loss)	411,445	277,455	404,680	131,696	9,873	2,380	(414,639)
Net (income) loss attributable to noncontrolling interests, including unit distributions	(52,148)	(4,762)	—	157	(125)	—	(47,418)
Net income (loss) attributable to Vornado	359,297	272,693	404,680	131,853	9,748	2,380	(462,057)
Interest and debt expense (2)	821,940	132,406	130,310	102,600	53,072	147,812	255,740
Depreciation and amortization (2)	710,526	181,699	143,989	98,238	52,357	136,634	97,609
Income tax (benefit) expense (2)	(142,415)	—	(220,965)	82	1,260	59,652	17,556
EBITDA(1)	$1,749,348	$586,798	$458,014	$332,773	$116,437	$346,478	$(91,152)

Balance Sheet Data:
Real estate at cost	$17,819,679	$5,362,129	$4,570,131	$4,535,171	$1,344,093	$—	$2,008,155
Investments in partially owned entities	1,083,250	129,934	115,121	20,079	6,969	293,096	518,051
Total assets	21,418,048	5,287,544	3,934,039	3,733,586	1,468,470	293,096	6,701,313

___________________

See notes on page 163.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Segment Information - continued

(Amounts in thousands)	For the Year Ended December 31, 2007
	Total	New York Office	Washington, DC Office	Retail	Merchandise Mart	Toys	Other (3)
Property rentals	$1,812,139	$640,739	$454,563	$325,205	$237,199	$—	$154,433
Straight-line rents:
Contractual rent increases	42,215	13,281	11,863	12,034	4,193	—	844
Amortization of free rent	34,602	15,935	14,115	1,138	1,836	—	1,578
Amortization of acquired below- market leases, net	83,274	47,861	4,597	25,960	193	—	4,663
Total rentals	1,972,230	717,816	485,138	364,337	243,421	—	161,518
Tenant expense reimbursements	323,075	125,940	45,046	120,379	19,570	—	12,140
Fee and other income:
Tenant cleaning fees	46,238	58,837	—	—	—	—	(12,599)
Management and leasing fees	15,713	4,928	12,539	1,770	7	—	(3,531)
Lease termination fees	7,453	3,500	453	2,823	677	—	—
Other	40,534	16,239	16,286	2,259	6,997	—	(1,247)
Total revenues	2,405,243	927,260	559,462	491,568	270,672	—	156,281
Operating expenses	950,487	395,357	183,278	171,960	131,332	—	68,560
Depreciation and amortization	440,224	150,268	117,118	77,679	47,105	—	48,054
General and administrative	189,024	17,252	27,612	27,476	28,168	—	88,516
Impairment and other losses	10,375	—	—	—	—	—	10,375
Total expenses	1,590,110	562,877	328,008	277,115	206,605	—	215,505
Operating income (loss)	815,133	364,383	231,454	214,453	64,067	—	(59,224)
Income applicable to Alexander’s	50,589	757	—	812	—	—	49,020
Loss applicable to Toys “R” Us	(14,337)	—	—	—	—	(14,337)	—
Income from partially owned entities	31,891	4,799	8,728	9,041	1,053	—	8,270
Interest and other investment income, net	226,425	2,888	5,982	534	390	—	216,631
Interest and debt expense	(599,804)	(133,804)	(126,163)	(78,234)	(52,237)	—	(209,366)
Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate	39,493	—	—	—	—	—	39,493
Income (loss) before income taxes	549,390	239,023	120,001	146,606	13,273	(14,337)	44,824
Income tax expense	(9,179)	—	(2,909)	(185)	(969)	—	(5,116)
Income (loss) from continuing operations	540,211	239,023	117,092	146,421	12,304	(14,337)	39,708
Income (loss) from discontinued operations	67,622	—	62,557	9,497	—	—	(4,432)
Net income (loss)	607,833	239,023	179,649	155,918	12,304	(14,337)	35,276
Net (income) loss attributable to noncontrolling interests, including unit distributions	(66,294)	(3,583)	—	96	—	—	(62,807)
Net income (loss) attributable to Vornado	541,539	235,440	179,649	156,014	12,304	(14,337)	(27,531)
Interest and debt expense (2)	853,448	131,418	131,013	89,537	53,098	174,401	273,981
Depreciation and amortization (2)	676,660	147,340	132,302	82,002	47,711	155,800	111,505
Income tax expense (benefit) (2)	4,234	—	6,738	185	969	(10,898)	7,240
EBITDA(1)	$2,075,881	$514,198	$449,702	$327,738	$114,082	$304,966	$365,195

Balance Sheet Data:
Real estate at cost	$17,029,965	$5,279,314	$4,446,071	$4,037,882	$1,301,532	$—	$1,965,166
Investments in partially owned entities	1,504,831	146,784	120,561	111,152	6,283	298,089	821,962
Total assets	22,478,717	5,091,848	3,315,333	3,056,915	1,475,876	298,089	9,240,656

____________________

See notes on following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Segment Information - continued

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

(3)     Other EBITDA is comprised of:

(Amounts in thousands)	For the Year Ended December 31,
	2009	2008	2007
Alexander’s	$81,703	$64,683	$78,375
Lexington	50,024	35,150	24,539
555 California Street (acquired 70% interest in May 2007)	44,757	48,316	34,073
Hotel Pennsylvania	15,108	42,269	37,941
GMH (sold in June 2008)	—	—	22,604
Industrial warehouses	4,737	5,264	4,881
Other investments	6,981	6,321	7,322
	203,310	202,003	209,735
Investment income and other (1)	67,571	101,526	180,137
Corporate general and administrative expenses (1)	(79,843)	(91,967)	(75,659)
Net income attributable to noncontrolling interests, including unit distributions	(14,098)	(47,418)	(62,807)
Write-off of unamortized costs from the voluntary surrender of equity awards	(20,202)	—	—
Net loss on early extinguishment of debt	(26,684)	—	—
Non-cash asset write-downs:
Mezzanine loans receivable	(190,738)	10,300	(57,000)
Investment in Lexington	(19,121)	(107,882)	—
Marketable equity securities	(3,361)	(76,352)	—
Real estate – primarily development projects:
Wholly owned entities (including costs of acquisitions not consummated)	(39,299)	(80,852)	(10,375)
Partially owned entities	(17,820)	(96,037)	—
Derivative positions in marketable equity securities	—	(33,740)	113,503
Discontinued operations of Americold (including a $112,690 net gain on sale in 2008)	—	129,267	67,661
	$(140,285)	$(91,152)	$365,195

_____________________

(1)           The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

item 9.                  changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures:  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

Management of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2009, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2009 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and our trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 165, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the internal control over financial reporting of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2009 and the related consolidated statements of income, changes in equity, and cash flows for the year then ended of the Company and our report dated February 23, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 23, 2010

Item 9B.               Other Information

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2009, and such information is incorporated herein by reference. Information relating to Executive Officers of the Registrant, appears on page 57 of this Annual Report on Form 10-K. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The Registrant has adopted a Code of Business Conduct and Ethics that applies to, among others, Michael Fascitelli, its principal executive officer, and Joseph Macnow, its principal financial and accounting officer. This Code is available on our website at www.vno.com.

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

                      Equity compensation plan information

The following table provides information as of December 31, 2009 regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	7,259,833	(1)	$47.90	4,854,047	(2)
Equity compensation awards not approved by security holders	—		—	—
Total	7,259,833		$47.90	4,854,047

___________________________

(1)   Includes 55,618 restricted common shares, 508,080 restricted Operating Partnership units and 516,329 Out-Performance Plan units which do not have an option exercise price.

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

Pages in this Annual Report on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2009, 2008 and 2007	169
III--Real Estate and Accumulated Depreciation as of December 31, 2009	170

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

Exhibit No.
12.1	Computation of Ratios
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: February 23, 2010	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President – Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 23, 2010
(Steven Roth)

By:	/s/Michael D. Fascitelli	President and Chief Executive Officer	February 23, 2010
	(Michael D. Fascitelli)	(Principal Executive Officer)

By:	/s/Candace L. Beinecke	Trustee	February 23, 2010
(Candace L. Beinecke)

By:	/s/Anthony W. Deering	Trustee	February 23, 2010
(Anthony W. Deering)

By:	/s/Robert P. Kogod	Trustee	February 23, 2010
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	February 23, 2010
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	February 23, 2010
(David Mandelbaum)

By:	/s/Ronald G. Targan	Trustee	February 23, 2010
(Ronald G. Targan)

By:	/s/Richard R. West	Trustee	February 23, 2010
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	February 23, 2010
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Executive Vice President — Finance and	February 23, 2010
	(Joseph Macnow)	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year

Year Ended December 31, 2009: Allowance for doubtful accounts	$85,307	$216,712	$(59,893)	$242,126
Year Ended December 31, 2008: Allowance for doubtful accounts	$79,227	$20,931	$(14,851)	$85,307
Year Ended December 31, 2007: Allowance for doubtful accounts	$18,199	$65,680	$(4,652)	$79,227

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation

Description

	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Office Buildings
New York
Manhattan
1290 Avenue of the Americas	$434,643	$515,539	$923,653	$59,072	$515,539	$982,725	$1,498,264	$72,814	1963	2007	(4)
350 Park Avenue	430,000	265,889	363,381	21,432	265,889	384,813	650,702	28,686	1960	2006	(4)
One Penn Plaza	-	-	412,169	143,618	-	555,787	555,787	162,385	1972	1998	(4)
100 W.33rd St (Manhattan Mall)	159,361	242,776	247,970	1,870	242,776	249,840	492,616	18,522	1911	2007	(4)
Two Penn Plaza	282,492	53,615	164,903	74,212	52,689	240,041	292,730	85,541	1968	1997	(4)
770 Broadway	353,000	52,898	95,686	73,471	52,898	169,157	222,055	55,543	1907	1998	(4)
90 Park Avenue	-	8,000	175,890	31,450	8,000	207,340	215,340	64,950	1964	1997	(4)
888 Seventh Avenue	318,554	-	117,269	90,468	-	207,737	207,737	59,795	1980	1998	(4)
640 Fifth Avenue	-	38,224	25,992	107,485	38,224	133,477	171,701	41,348	1950	1997	(4)
Eleven Penn Plaza	203,198	40,333	85,259	41,681	40,333	126,940	167,273	40,104	1923	1997	(4)
1740 Broadway	-	26,971	102,890	36,366	26,971	139,256	166,227	37,381	1950	1997	(4)
909 Third Avenue	210,660	-	120,723	34,952	-	155,675	155,675	44,449	1969	1999	(4)
150 East 58th Street	-	39,303	80,216	27,970	39,303	108,186	147,489	34,175	1969	1998	(4)
595 Madison Avenue	-	62,731	62,888	13,103	62,731	75,991	138,722	18,779	1968	1999	(4)
866 United Nations Plaza	44,978	32,196	37,534	10,217	32,196	47,751	79,947	16,834	1966	1997	(4)
20 Broad Street	-	-	28,760	24,838	-	53,598	53,598	12,977	1956	1998	(4)
40 Fulton Street	-	15,732	26,388	4,054	15,732	30,442	46,174	10,081	1987	1998	(4)
689 Fifth Avenue	-	19,721	13,446	10,479	19,721	23,925	43,646	8,322	1925	1998	(4)
330 West 34th Street	-	-	8,599	11,407	-	20,006	20,006	7,461	1925	1998	(4)
40-42 Thompson Street	-	6,503	10,057	455	6,503	10,512	17,015	1,140	1928	2005	(4)
1540 Broadway Garage	-	4,086	8,914	-	4,086	8,914	13,000	784	1990	2006	(4)
Other	-	-	5,548	33,836	-	39,384	39,384	2,801
Total New York	2,436,886	1,424,517	3,118,135	852,436	1,423,591	3,971,497	5,395,088	824,872

Washington, DC
2011-2451 Crystal Drive	130,711	100,935	409,920	115,942	100,228	526,569	626,797	117,024	1984-1989	2002	(4)

2001 Jefferson Davis Highway, 2100/2200 Crystal Drive, 223 23rd Street, 2221 South Clark Street, Crystal City Shops at 2100, 220 20th Street	75,629	57,213	131,206	178,990	57,070	310,339	367,409	47,624	1964-1969	2002	(4)
Warner Building	292,700	70,853	246,169	20,592	81,983	255,631	337,614	28,156	1992	2005	(4)
1550-1750 Crystal Drive/ 241-251 18th Street	173,861	64,817	218,330	45,138	64,652	263,633	328,285	62,962	1974-1980	2002	(4)
Riverhouse Apartments	259,546	118,421	125,078	49,869	138,696	154,672	293,368	10,095		2007	(4)
Skyline Place (6 buildings)	442,500	41,986	221,869	22,415	41,862	244,408	286,270	56,063	1973-1984	2002	(4)
1215, 1225 S. Clark Street/ 200, 201 12th Street S.	95,763	47,594	177,373	20,769	47,465	198,271	245,736	46,907	1983-1987	2002	(4)
1800, 1851 and 1901 South Bell Street	19,339	37,551	118,806	23,752	37,551	142,558	180,109	31,011	1968	2002	(4)
1229-1231 25th Street	85,735	67,049	5,039	103,626	68,198	107,516	175,714	388		2007	(4)
2101 L Street	150,000	32,815	51,642	80,489	39,768	125,178	164,946	7,785	1975	2003	(4)
2200-2300 Courthouse Plaza	65,133	-	105,475	26,836	-	132,311	132,311	31,122	1988-1989	2002	(4)
Bowen Building	115,022	30,077	98,962	1,681	30,176	100,544	130,720	11,969	2004	2005	(4)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation

Description

	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
1875 Connecticut Ave NW	53,709	36,303	82,004	335	35,886	82,756	118,642	8,251	1963	2007	(4)
One Skyline Tower	100,800	12,266	75,343	29,804	12,231	105,182	117,413	19,820	1988	2002	(4)
Reston Executive	93,000	15,424	85,722	8,624	15,380	94,390	109,770	22,686	1987-1989	2002	(4)
H Street - North 10-1D Land Parcel	-	104,473	55	(12,878)	87,666	3,984	91,650	-		2007	(4)
409 3rd Street	-	10,719	69,658	7,412	10,719	77,070	87,789	23,479	1990	1998	(4)
1825 Connecticut Ave NW	52,920	33,090	61,316	(7,824)	32,726	53,856	86,582	5,463	1956	2007	(4)
Warehouses	-	106,946	1,326	(23,543)	83,400	1,329	84,729	1,329		2007	(4)
Commerce Executive	-	13,401	58,705	12,127	13,363	70,870	84,233	17,584	1985-1989	2002	(4)
1235 S. Clark Street	53,252	15,826	53,894	13,329	15,826	67,223	83,049	12,265	1981	2002	(4)
Seven Skyline Place	134,699	10,292	58,351	(3,499)	10,262	54,882	65,144	13,672	2001	2002	(4)
1150 17th Street	29,047	23,359	24,876	14,270	24,723	37,782	62,505	9,766	1970	2002	(4)
Crystal City Hotel	-	8,000	47,191	5,396	8,000	52,587	60,587	6,820	1968	2004	(4)
1750 Penn Avenue	45,877	20,020	30,032	1,247	21,170	30,129	51,299	7,206	1964	2002	(4)
1101 17th Street	24,054	20,666	20,112	8,659	21,818	27,619	49,437	7,509	1963	2002	(4)
H Street Ground Leases	-	71,893	-	(26,893)	45,000	-	45,000	-		2007	(4)
1227 25th Street	-	16,293	24,620	2,870	17,047	26,736	43,783	1,583		2007	(4)
1140 Connecticut Avenue	17,791	19,017	13,184	7,901	19,801	20,301	40,102	5,744	1966	2002	(4)
1730 M. Street	15,018	10,095	17,541	9,139	10,687	26,088	36,775	6,808	1963	2002	(4)
Democracy Plaza I	-	-	33,628	(305)	-	33,323	33,323	11,478	1987	2002	(4)
1726 M Street	-	9,450	22,062	879	9,455	22,936	32,391	1,954	1964	2006	(4)
Crystal Drive Retail	-	-	20,465	5,779	-	26,244	26,244	5,790	2004	2004	(4)
1109 South Capitol Street	-	11,541	178	60	11,597	182	11,779	178		2007	(4)
South Capitol	-	4,009	6,273	(3,627)	-	6,655	6,655	-		2005	(4)
H Street	-	1,763	641	35	1,763	676	2,439	74		2005	(4)

Other	-	-	51,767	(43,590)	-	8,177	8,177	-
Total Washington, DC	2,526,106	1,244,157	2,768,813	695,806	1,216,169	3,492,607	4,708,776	640,565

New Jersey
Paramus	-	-	-	23,213	1,033	22,180	23,213	12,652	1967	1987	(4)
	-	-	-	23,213	1,033	22,180	23,213	12,652
California
555 California Street	664,118	221,903	893,324	16,666	221,903	909,990	1,131,893	72,468	1922/1969/1970	2007	(4)

Total Office Buildings	5,627,110	2,890,577	6,780,272	1,588,121	2,862,696	8,396,274	11,258,970	1,550,557

Shopping Centers
California
Los Angeles (Beverly Connection)	100,000	72,996	131,510	12,421	72,996	143,931	216,927	10,282	2008	2005	(4)
Sacramento	-	3,897	31,370	-	3,897	31,370	35,267	3,218		2006	(4)
San Francisco (The Cannery)	18,013	20,100	11,923	(9,194)	15,727	7,102	22,829	503		2007	(4)
Walnut Creek (1149 S. Main St)	-	2,699	19,930	-	2,699	19,930	22,629	2,044		2006	(4)
Pasadena	-	-	18,337	542	-	18,879	18,879	1,379		2007	(4)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation

Description

	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
San Francisco (3700 Geary Blvd)	-	11,857	4,444	27	11,857	4,471	16,328	462		2006	(4)
Signal Hill	-	9,652	2,940	-	9,652	2,940	12,592	239		2006	(4)
Walnut Creek (1556 Mount Diablo Blvd)	-	5,909	-	87	5,908	88	5,996	-		2007	(4)
Redding	-	2,900	2,857	13	2,900	2,870	5,770	233		2006	(4)
Merced	-	1,725	1,907	216	1,725	2,123	3,848	210		2006	(4)
San Bernadino (1522 E. Highland Ave)	-	1,651	1,810	-	1,651	1,810	3,461	245		2004	(4)
Corona	-	-	3,073	-	-	3,073	3,073	416		2004	(4)
Vallejo	-	-	2,945	-	-	2,945	2,945	238		2006	(4)
San Bernadino (648 W. 4th St)	-	1,597	1,119	-	1,597	1,119	2,716	152		2004	(4)
Mojave	-	-	2,250	-	-	2,250	2,250	305		2004	(4)
Barstow	-	856	1,367	-	856	1,367	2,223	185		2004	(4)
Colton (1904 Ranchero Ave)	-	1,239	954	-	1,239	954	2,193	129		2004	(4)
Moreno Valley	-	639	1,156	-	639	1,156	1,795	157		2004	(4)
Fontana	-	518	1,100	-	518	1,100	1,618	149		2004	(4)
Rialto	-	434	1,173	-	434	1,173	1,607	159		2004	(4)
Desert Hot Springs	-	197	1,355	-	197	1,355	1,552	183		2004	(4)
Beaumont	-	206	1,321	-	206	1,321	1,527	179		2004	(4)
Colton (151 East Valley Blvd)	-	1,157	332	-	1,157	332	1,489	45		2004	(4)
Yucaipa	-	663	426	-	663	426	1,089	58		2004	(4)
Riverside (9155Jurupa Road)	-	251	783	-	251	783	1,034	106		2004	(4)
Riverside (5571 Mission Blvd)	-	209	704	-	209	704	913	95		2004	(4)
Total California	118,013	141,352	247,086	4,112	136,978	255,572	392,550	21,371

Connecticut
Waterbury	-	667	4,504	4,865	667	9,369	10,036	4,948	1969	1969	(4)
Newington	-	2,421	1,200	467	2,421	1,667	4,088	563	1965	1965	(4)
Total Connecticut	-	3,088	5,704	5,332	3,088	11,036	14,124	5,511

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation

Description

	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Florida
Tampa (Hyde Park)	22,759	8,000	23,293	12,872	8,000	36,165	44,165	3,625		2005	(4)
Tampa	-	3,651	2,388	82	3,651	2,470	6,121	206		2006	(4)
Total Florida	22,759	11,651	25,681	12,954	11,651	38,635	50,286	3,831

Illinois
Lansing	-	2,135	1,064	-	2,135	1,064	3,199	87		2006	(4)

Iowa
Dubuque	-	-	1,479	-	-	1,479	1,479	119		2006	(4)

Maryland
Rockville	13,880	3,470	20,599	195	3,470	20,794	24,264	2,502		2005	(4)
Baltimore (Towson)	-	581	3,227	7,880	581	11,107	11,688	3,795	1968	1968	(4)
Annapolis	-	-	9,652	-	-	9,652	9,652	1,700		2005	(4)
Wheaton	-	-	5,367	-	-	5,367	5,367	436		2006	(4)
Glen Burnie	-	462	2,571	528	462	3,099	3,561	2,535	1958	1958	(4)
Total Maryland	13,880	4,513	41,416	8,603	4,513	50,019	54,532	10,968

Massachusetts
Dorchester	-	12,844	3,794	-	12,844	3,794	16,638	309		2006	(4)
Springfield	-	2,797	2,471	440	2,797	2,911	5,708	515	1993	1966	(4)
Chicopee	-	895	-	-	895	-	895	-	1969	1969	(4)
Cambridge	-	-	-	260	-	260	260	39
Total Massachusetts	-	16,536	6,265	700	16,536	6,965	23,501	863

Michigan
Roseville	-	30	6,128	1,462	30	7,590	7,620	1,351		2005	(4)
Battle Creek	-	1,264	2,144	(2,443)	264	701	965	175		2006	(4)
Midland	-	-	133	86	-	219	219	30		2006	(4)
Total Michigan	-	1,294	8,405	(895)	294	8,510	8,804	1,556

New Hampshire
Salem	-	6,083	-	-	6,083	-	6,083	-		2006	(4)

New Jersey
Paramus (Bergen Town Center)	261,903	19,884	81,723	324,284	31,330	394,561	425,891	19,627	1957/2009	2003	(4)
North Bergen (Tonnelle Ave)	-	24,493	-	62,030	28,542	57,981	86,523	1,039	2009	2006	(4)
Union (Springfield Avenue)	-	19,700	45,090	-	19,700	45,090	64,790	2,912		2007	(4)
East Rutherford	-	-	36,727	17	-	36,744	36,744	1,786	2007	2007	(4)
East Hanover I and II	-	2,232	18,241	10,358	2,671	28,160	30,831	11,553	1962	1962/1998	(4)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation

Description

	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Garfield	-	45	8,068	20,274	45	28,342	28,387	291	2009	1998	(4)
Lodi (Washington Street)	10,320	7,606	13,125	221	7,606	13,346	20,952	1,695		2004	(4)
Englewood	12,358	2,300	17,245	-	2,300	17,245	19,545	1,114		2007	(4)
Bricktown	-	1,391	11,179	6,120	1,391	17,299	18,690	9,178	1968	1968	(4)
Totowa	-	1,102	11,994	4,514	1,099	16,511	17,610	10,697	1957/1999	1957	(4)
Hazlet	-	7,400	9,413	-	7,400	9,413	16,813	608		2007	(4)
Carlstadt	7,570	-	16,457	16	-	16,473	16,473	894		2007	(4)
North Plainfield	-	500	13,983	1,623	500	15,606	16,106	9,644	1955	1989	(4)
East Brunswick II (339-341 Route 18 S.)	-	2,098	10,949	2,646	2,098	13,595	15,693	7,207	1972	1972	(4)
Manalapan	-	725	7,189	7,753	1,046	14,621	15,667	8,658	1971	1971	(4)
Marlton	-	1,611	3,464	8,787	1,611	12,251	13,862	5,356	1973	1973	(4)
Union (Route 22 and Morris Ave)	-	3,025	7,470	2,040	3,025	9,510	12,535	4,198	1962	1962	(4)
Hackensack	-	692	10,219	1,266	692	11,485	12,177	8,211	1963	1963	(4)
Watchung	-	4,178	5,463	1,452	4,441	6,652	11,093	2,856	1994	1959	(4)
South Plainfield	-	-	10,044	98	-	10,142	10,142	652		2007	(4)
Eatontown	-	4,653	4,999	277	4,653	5,276	9,929	593		2005	(4)
Cherry Hill	-	5,864	2,694	1,310	4,864	5,004	9,868	3,710	1964	1964	(4)
Dover	-	559	6,363	2,903	559	9,266	9,825	5,171	1964	1964	(4)
Lodi (Route 17 N.)	-	238	9,446	-	238	9,446	9,684	2,419	1999	1975	(4)
East Brunswick I (325-333 Route 18 S.)	-	319	6,220	2,816	319	9,036	9,355	8,232	1957	1957	(4)
Jersey City	-	652	7,495	326	652	7,821	8,473	1,937	1965	1965	(4)
Morris Plains	-	1,104	6,411	784	1,104	7,195	8,299	6,648	1961	1985	(4)
Middletown	-	283	5,248	1,312	283	6,560	6,843	4,612	1963	1963	(4)
Woodbridge	-	1,509	2,675	1,771	1,539	4,416	5,955	2,166	1959	1959	(4)
Delran	-	756	4,468	544	756	5,012	5,768	4,702	1972	1972	(4)
Lawnside	-	851	3,164	1,374	851	4,538	5,389	3,577	1969	1969	(4)
Kearny	-	309	3,376	1,151	309	4,527	4,836	2,859	1938	1959	(4)
Bordentown	-	498	3,176	1,073	713	4,034	4,747	4,001	1958	1958	(4)
Turnersville	-	900	1,342	856	900	2,198	3,098	2,057	1974	1974	(4)
North Bergen (Kennedy Blvd)	-	2,308	636	34	2,308	670	2,978	354	1993	1959	(4)
Montclair	-	66	419	381	66	800	866	644	1972	1972	(4)
Total New Jersey	292,151	119,851	406,175	470,411	135,611	860,826	996,437	161,858

New York
Valley Stream (Green Acres Mall)	335,000	147,172	134,980	44,801	146,969	179,984	326,953	39,500	1956	1997	(4)
Bronx (Bruckner Blvd)	-	66,100	259,503	363	66,100	259,866	325,966	19,471		2007	(4)
Hicksville (Broadway Mall)	92,601	126,324	48,904	2,822	126,324	51,726	178,050	5,124		2005	(4)
Poughkeepsie	-	12,733	12,026	34,340	10,083	49,016	59,099	1,549	2009	2005	(4)
Huntington	15,595	21,200	33,667	44	21,200	33,711	54,911	1,830		2007	(4)
Mount Kisco	29,703	22,700	26,700	-	22,700	26,700	49,400	1,415		2007	(4)
Bronx (Gun Hill Road)	-	6,427	11,885	15,504	4,485	29,331	33,816	693	2009	2005	(4)
Staten Island	17,400	11,446	21,262	324	11,446	21,586	33,032	3,246		2004	(4)
Inwood	-	12,419	19,097	561	12,419	19,658	32,077	2,438		2004	(4)
Queens (99-01 Queens Blvd)	-	7,839	20,392	1,764	7,839	22,156	29,995	3,038		2004	(4)
West Babylon	6,550	6,720	13,786	69	6,720	13,855	20,575	969		2007	(4)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation

Description

	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Freeport (437 E. Sunrise Highway)	-	1,231	4,747	1,518	1,231	6,265	7,496	4,569	1981	1981	(4)
Dewitt	-	-	7,116	-	-	7,116	7,116	561		2006	(4)
Buffalo (Amherst)	-	636	4,056	381	-	5,073	5,073	4,408	1968	1968	(4)
Oceanside	-	2,710	2,306	-	2,710	2,306	5,016	149		2007	(4)
Albany (Menands)	-	460	2,091	2,333	460	4,424	4,884	3,233	1965	1965	(4)
Rochester (Henrietta)	-	-	2,647	1,096	-	3,743	3,743	3,206	1971	1971	(4)
Rochester	-	2,172	-	-	2,172	-	2,172	-	1966	1966	(4)
Freeport (240 Sunrise Highway)	-	-	-	260	-	260	260	39		2005	(4)
Commack	-	-	43	-	-	43	43	2		2006	(4)
New Hyde Park	-	-	4	-	-	4	4	126	1970	1976	(4)
Manhattan											(4)
1540 Broadway	-	105,914	214,208	6,154	105,914	220,362	326,276	4,985		2006
Manhattan Mall	72,639	88,595	113,473	74,914	88,595	188,387	276,982	10,110	2009	2007	(4)
828-850 Madison Avenue	80,000	107,937	28,261	10	107,937	28,271	136,208	3,297		2005	(4)
4 Union Square South	75,000	24,079	55,220	373	24,079	55,593	79,672	7,874	1965/2004	1993	(4)
478-482 Broadway	-	20,000	13,375	27,721	20,000	41,096	61,096	1,345	2009	2007	(4)
40 East 66th Street	-	13,616	34,635	9	13,616	34,644	48,260	3,398		2005	(4)
25 W. 14th Street	-	29,169	17,878	341	29,169	18,219	47,388	2,694		2004	(4)
155 Spring Street	-	13,700	30,544	565	13,700	31,109	44,809	2,103		2007	(4)
435 7th Avenue	52,000	19,893	19,091	37	19,893	19,128	39,021	3,542	2002	1997	(4)
692 Broadway	-	6,053	22,908	794	6,053	23,702	29,755	2,587		2005	(4)
715 Lexington Avenue	-	-	26,903	-	-	26,903	26,903	3,104	1923	2001	(4)
211-217 Columbus Avenue	-	18,907	7,316	385	18,907	7,701	26,608	841		2005	(4)
677-679 Madison Avenue	-	13,070	9,640	360	13,070	10,000	23,070	869		2006	(4)
431 7th Avenue	-	16,700	2,751	-	16,700	2,751	19,451	189		2007	(4)
484-486 Broadway	-	10,000	6,688	2,152	8,524	10,316	18,840	336	2009	2007	(4)
1135 Third Avenue	-	7,844	7,844	-	7,844	7,844	15,688	2,353		1997	(4)
387 West Broadway	-	5,858	7,662	364	5,858	8,026	13,884	1,148		2004	(4)
148 Spring Street	-	3,200	8,112	89	3,200	8,201	11,401	321		2008	(4)
150 Spring Street	-	3,200	5,822	133	3,200	5,955	9,155	236		2008	(4)
386 West Broadway	4,361	2,624	6,160	-	2,624	6,160	8,784	783		2004	(4)
488 8th Avenue	-	10,650	1,767	(4,728)	6,859	830	7,689	46		2007	(4)
484 8th Avenue	-	3,856	762	-	3,856	762	4,618	245		1997	(4)
825 7th Avenue	-	1,483	697	-	1,483	697	2,180	225		1997	(4)
Total New York	780,849	974,637	1,266,929	215,853	963,939	1,493,480	2,457,419	148,197

Pennsylvania
Wilkes Barre	20,957	6,053	26,646	185	6,053	26,831	32,884	1,396		2007	(4)
Philadelphia	-	933	23,650	6,099	933	29,749	30,682	6,989	1977	1994	(4)
Allentown	-	334	15,580	279	334	15,859	16,193	10,780	1957	1957	(4)
Bensalem	-	2,727	6,698	1,898	2,727	8,596	11,323	2,600	1972/1999	1972	(4)
Bethlehem	-	827	5,200	498	839	5,686	6,525	5,679	1966	1966	(4)
Wyomissing	-	-	2,646	2,265	-	4,911	4,911	1,862		2005	(4)
York	-	409	2,568	1,773	409	4,341	4,750	3,261	1970	1970	(4)
Broomall	-	850	2,171	814	850	2,985	3,835	2,813	1966	1966	(4)

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation

Description

	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Lancaster	-	3,140	63	534	3,140	597	3,737	417	1966	1966	(4)
Upper Mooreland	-	683	1,868	900	683	2,768	3,451	2,550	1974	1974	(4)
Glenolden	-	850	1,820	471	850	2,291	3,141	1,731	1975	1975	(4)
Levittown	-	183	1,008	408	183	1,416	1,599	1,368	1964	1964	(4)
Springfield	-	-	-	210	-	210	210	-		2005	(4)
Total Pennsylvania	20,957	16,989	89,918	16,334	17,001	106,240	123,241	41,446

South Carolina
Charleston	-	-	3,634	-	-	3,634	3,634	296		2006	(4)

Tennessee
Antioch	-	1,521	2,386	-	1,521	2,386	3,907	195		2006	(4)

Texas
Texarkana	-	-	458	34	-	492	492	40		2006	(4)

Utah
Ogden	-	1,714	2,431	(2,200)	714	1,231	1,945	163		2007	(4)

Virginia
Springfield (Springfield Mall)	242,583	35,168	265,964	25,969	35,172	291,929	327,101	27,680		2006	(4)
Norfolk	-	-	3,927	15	-	3,942	3,942	1,883		2005	(4)
Total Virginia	242,583	35,168	269,891	25,984	35,172	295,871	331,043	29,563

Washington
Bellingham	-	1,831	2,136	(1,970)	922	1,075	1,997	72		2005	(4)

Washington, DC
3040 M Street	-	7,830	27,490	45	7,830	27,535	35,365	2,706		2006	(4)

Wisconsin
Fond Du Lac	-	-	174	99	-	273	273	36		2006	(4)

Puerto Rico
Las Catalinas	59,305	15,280	64,370	7,754	15,279	72,125	87,404	20,292	1996	2002	(4)
Montehiedra	120,000	9,182	66,751	3,437	9,267	70,103	79,370	22,526	1996	1997	(4)
Total Puerto Rico	179,305	24,462	131,121	11,191	24,546	142,228	166,774	42,818

Total Retail Properties	1,670,497	1,370,655	2,539,843	766,587	1,368,534	3,308,551	4,677,085	471,696

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Initial cost to company (1)			Gross amount at which carried at close of period						Life on which depreciation

Description

	Encumbrances	Land	Buildings and improvements	Costs capitalized subsequent to acquisition	Land	Buildings and improvements	Total (2)	Accumulated depreciation and amortization	Date of construction (3)	Date acquired	in latest income statement is computed
Merchandise Mart Properties
Illinois
Merchandise Mart, Chicago	550,000	64,528	319,146	163,938	64,535	483,077	547,612	132,195	1930	1998	(4)
350 North Orleans, Chicago	-	14,238	67,008	73,124	14,246	140,124	154,370	36,475	1977	1998	(4)
527 W. Kinzie, Chicago	-	5,166	-	-	5,166	-	5,166	-
Total Illinois	550,000	83,932	386,154	237,062	83,947	623,201	707,148	168,670

Washington, DC
Washington Design Center	44,247	12,274	40,662	13,845	12,274	54,507	66,781	15,648	1919	1998	(4)

North Carolina
Market Square Complex, High Point	217,814	13,038	102,239	76,400	15,047	176,630	191,677	43,983	1902/1989	1998	(4)

New York
7 West 34th Street	-	34,614	94,167	35,975	34,614	130,142	164,756	27,106	1901	2000	(4)
MMPI Piers	-	-	-	7,971	-	7,971	7,971	48		2008	(4)
Total New York	-	34,614	94,167	43,946	34,614	138,113	172,727	27,154

Massachusetts
Boston Design Center	69,667	-	93,915	6,544	-	100,459	100,459	10,634	1918	2005	(4)

California
Gift and Furniture Mart, Los Angeles	-	10,141	43,422	23,185	10,141	66,607	76,748	15,925	1958	2000	(4)

Ohio
Cleveland Medical Mart, Cleveland	-	-	-	1,851	-	1,851	1,851	-		2009	(4)

Total Merchandise Mart	881,728	153,999	760,559	402,833	156,023	1,161,368	1,317,391	282,014

Warehouse/Industrial
New Jersey
East Hanover	24,813	576	7,752	7,718	691	15,355	16,046	14,883	1972	1972	(4)
Edison	-	-	-	4,967	704	4,263	4,967	4,196	1962	1962	(4)
Total Warehouse/Industrial	24,813	576	7,752	12,685	1,395	19,618	21,013	19,079

Other Properties
Hotel Pennsylvania	-	29,903	121,712	69,338	29,904	191,049	220,953	69,060	1919	1997	(4)
220 Central Park South	123,750	115,720	16,420	64,296	115,720	80,716	196,436	17,436		2005	(4)
Wasserman	95,468	28,052	-	50,825	51,388	27,489	78,877	11,834		2005	(4)
40 East 66th Residential	-	29,199	85,798	(68,075)	18,193	28,729	46,922	2,531		2005	(4)
677-679 Madison	-	1,462	1,058	1,294	2,212	1,602	3,814	127		2006	(4)
Total Other Properties	219,218	204,336	224,988	117,678	217,417	329,585	547,002	100,988

Leasehold Improvements
Equipment and Other	-	-	-	128,056	-	128,056	128,056	70,107
Total December 31, 2009	8,423,366	4,620,143	10,313,414	3,015,960	4,606,065	13,343,452	17,949,517	2,494,441

vornado Realty trust

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Notes:

(1)                          Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date see Column H.

(2)                          The net basis of the Company’s assets and liabilities for tax purposes is approximately $3.1 billion lower than the amount reported for financial statement purposes.

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

VORNADO REALTY TRUST

AND SUBSIDIARIES

SCHEdULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

(amounts in thousands)

         The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2009	2008	2007
Real Estate
Balance at beginning of period	$17,819,679	$17,029,965	$11,512,518
Additions during the period:
Land	—	95,980	1,956,602
Buildings & improvements	601,136	1,087,944	3,617,881
	18,420,815	18,213,889	17,087,001
Less: Assets sold and written-off	471,298	394,210	57,036
Balance at end of period	$17,949,517	$17,819,679	$17,029,965

Accumulated Depreciation
Balance at beginning of period	$2,167,403	$1,809,048	$1,446,588
Additions charged to operating expenses	433,785	407,753	445,150
Additions due to acquisitions	—	—	20,817
	2,601,188	2,216,801	1,912,555
Less: Accumulated depreciation on assets sold and written-off	106,747	49,398	103,507
Balance at end of period	$2,494,441	$2,167,403	$1,809,048

EXHIBIT INDEX

Exhibit No.
3.1		-

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
(File No. 001‑11954), filed on October 12, 2001

*

3.20		-

Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8‑K (File No. 001-11954), filed on October 12, 2001

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

Indenture, dated as of June 24, 2002, between Vornado Realty L.P. and The Bank of New
York, as Trustee - Incorporated by reference to Exhibit 4.1 to Vornado Realty L.P.’s
Current Report on Form 8-K (File No. 000-22685), filed on June 24, 2002

*

4.2		-

Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(File No. 001-11954), filed on April 28, 2005

*

4.3		-

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

10.1		-

Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated as of May 1, 1992 - Incorporated by reference to Vornado, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

*

10.2		-

Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,
1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.3		-

Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.4		-

Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.5	**	-

Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

*

10.6		-

Consolidated and Restated Mortgage, Security Agreement, Assignment of Leases and Rents
and Fixture Filing, dated as of March 1, 2000, between Entities named therein
(as Mortgagors) and Vornado (as Mortgagee) - Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
1999 (File No. 001-11954), filed on March 9, 2000

*

10.7	**	-

Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005 –
Incorporated by reference to Exhibit 10.15 to Vornado Realty Trust Annual Report on
Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on
February 28, 2006

*

10.8	**	-

Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust
- Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

*

10.9		-

Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty
Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E.
Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on January 16, 2002

*

10.10		-

Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

*

10.11	**	-

Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated
March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(File No. 001-11954), filed on May 1, 2002

*

10.12	**	-

First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado
Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

*

10.13		-

Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

*

10.14		-

59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between
Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by
reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.15		-

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
Incorporated by reference to Exhibit 10(i)(F)(2) to Alexander’s Inc.’s Quarterly Report
for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

*

10.17		-

Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty
Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

*

10.18	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216) filed December 26, 2002	*

10.19	**	-

Form of Stock Option Agreement between the Company and certain employees –
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

*

10.20	**	-

Form of Restricted Stock Agreement between the Company and certain employees –
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

*

10.21	**	-

Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan –
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

*

10.22	**	-

Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

*

10.23	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on May 1, 2006	*

10.24		-

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
LLC, as Documentation Agents and Vornado Realty Trust – Incorporated by reference to
Exhibit 10.1 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on
June 28, 2006

*

10.25	**	-

Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
 Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

*

10.26	**	-

Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.27		-

Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan
Chase Bank – Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(File No. 001-11954), filed on October 31, 2006

*

10.28	**	-

Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

*

10.29	**	-

Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

*

10.30	**	-

Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

*

10.31	**	-

Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

*

10.32		-

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
- Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report
on Form 8-K (File No. 001-11954), filed on October 4, 2007

*

10.33		-

Second Amendment to Revolving Credit Agreement, dated as of September 28, 2007, by and among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as
Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on October 4, 2007

*

10.34	**	-

Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted
LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No.
001-11954) filed on February 26, 2008

*

10.35	**	-

Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated
by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2008 (File No. 001-11954) filed on May 6, 2008

*

10.36	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Michael D.
Fascitelli, dated December 29, 2008.  Incorporated by reference to Exhibit 10.47 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

*

	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.

10.37	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow, dated December 29, 2008.  Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

*

10.38	**	-

Amendment to Employment Agreement between Vornado Realty Trust and David R.
Greenbaum, dated December 29, 2008.  Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

*

10.39	**	-

Amendment to Indemnification Agreement between Vornado Realty Trust and David R.
Greenbaum, dated December 29, 2008.  Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

*

10.40	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.
Schear, dated December 29, 2008.  Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

*

10.41	**	-

Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.
Kennedy, dated December 29, 2008.  Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

*

12.1		-	Computation of Ratios

21		-	Subsidiaries of the Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer
	* **		_______________________ Incorporated by reference. Management contract or compensatory agreement.