Form 10-K/A
period 2009-12-31
VORNADO REALTY TRUST
filed 2010-03-03
CIK 899689

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

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 13, 2010.

Explanatory Note

In accordance with Rule 3-09 of Regulation S-X, Vornado Realty Trust (the “Registrant” or “Vornado”) is required to include in its Annual Report on Form 10-K for the year ended December 31, 2009, audited financial statements of Toys “R” Us, Inc. (“Toys”) and Lexington Realty Trust (“Lexington”), equity method investments in which Vornado owns approximately 32.7% and 15.2%, respectively, of the common equity as of December 31, 2009.  On February 23, 2010, Vornado filed its annual report for the year ended December 31, 2009 on Form 10-K with the Securities and Exchange Commission indicating on the cover page that it would file an amendment to the Form 10-K to include Toys’ and Lexington’s audited financial statements and related disclosures as soon as practicable after they were available.

On March 1, 2010, Lexington filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2009.  Accordingly, Vornado is filing this Amendment No. 1 on Form 10-K/A (Amendment no. 1) to Vornado’s Form 10-K, filed on February 23, 2010, to include by incorporating by reference to this Amendment No. 1 Lexington’s audited financial statements and related disclosures and to similarly include the consent of KPMG LLP, Lexington’s independent registered public accounting firm with respect to its report on such audited financial statements and the consent of PricewaterhouseCoopers, LLP with respect to its report on the financial statements of Lex-Win Concord, LLC for the year ended December 31, 2009.

A second amendment to Vornado’s Annual Report on Form 10-K will be filed as promptly as practicable following the availability of Toys financial statements.

Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of Vornado’s original Form 10-K on February 23, 2010.  Accordingly, this Amendment No. 1 should be read in conjunction with Vornado’s original Form 10-K.

PART IV

Item 15.               Exhibits financial statement Schedules

(c)     The following exhibits listed on the exhibit index are filed as exhibits to Vornado’s Annual Report of Form 10-K/A (Amendment No. 1) for the year ended December 31, 2009:

Exhibits
12.1	Computation of Ratios – incorporated herein by reference to exhibit 12.1 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2009 (File No. 001-11954), filed on February 23, 2010
21	Subsidiaries of Registrant – incorporated herein by reference to exhibit 21 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2009 (File No. 001-11954), filed on February 23, 2010
23.1

Consent of Independent Registered Public Accounting Firm – incorporated herein by reference to exhibit 23 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2009 (File No. 001-11954), filed on February 23, 2010

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
99.1

Consolidated Financial Statements of Lexington Realty Trust, Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements - incorporated herein by reference to Item 8 of Lexington Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (file no. 001-12386), filed with the Securities and Exchange Commission on March 1, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: March 3, 2010	By:	/s/ Joseph Macnow
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

Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992 -
Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

*

10.4	**	-

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

Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.
Kennedy, dated December 29, 2008.  Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

*

12.1		-	Computation of Ratios – incorporated herein by reference to exhibit 12.1 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2009 (File No. 001-11954), filed on February 23, 2010	*

21		-

Subsidiaries of the Registrant – incorporated herein by reference to exhibit 21 to Vornado
Realty Trust’s Form 10-K for the year ended December 31, 2009 (File No. 001-11954), filed on February 23, 2010

*

23.1		-

Consent of Independent Registered Public Accounting Firm – incorporated herein by reference to exhibit 23 to Vornado Realty Trust’s Form 10-K for the year ended
December 31, 2009 (File No. 001-11954), filed on February 23, 2010

*

23.2		-	Consent of Independent Registered Public Accounting Firm – KPMG LLP

23.3		-	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

99.1		-

Consolidated Financial Statements of Lexington Realty Trust, Report of Independent Registered
Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements

      Incorporated herein by reference to Item 8 of Lexington Realty Trust’s Annual Report on Form 10-K
for the fiscal year ended December 31, 2009 (file no. 001-12386), filed with the Securities and

      Exchange Commission on March 1, 2010

*

	* **		_______________ Incorporated by reference. Management contract or compensatory agreement.