Form 10-Q/A
period 2010-06-30
VORNADO REALTY TRUST
filed 2010-08-23
CIK 899689

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the Securities Exchange Commission on August 3, 2010 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 provides the following items from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) the Unaudited Interim Consolidated Balance Sheets; (ii) the Unaudited Interim Consolidated Statements of Income; (iii) the Unaudited Interim Consolidated Statements of Changes in Equity; (iv) the Unaudited Interim Consolidated Statements of Cash Flows; and (v) Notes to the Unaudited Interim Consolidated Financial Statements.

No changes have been made to the Form 10-Q other than as described above.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

VORNADO REALTY TRUST
(Registrant)

Date: August 23, 2010	By:	/s/ Joseph Macnow
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
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.37	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.38	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.39	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.40	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.	*
Kennedy, dated December 29, 2008. Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.41	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan. Incorporated by reference to Exhibit 10.41	*
to Vornado Realty Trust’s Annual Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

15.1	***	-	Letter regarding Unaudited Interim Financial Information

31.1	***	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	***	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	***	-	Section 1350 Certification of the Chief Executive Officer

32.2	***	-	Section 1350 Certification of the Chief Financial Officer

101.INS	****	-	XBRL Instance Document

101.SCH	****	-	XBRL Taxonomy Extension Schema

101.CAL	****	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	****	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	****	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	****	-	XBRL Taxonomy Extension Presentation Linkbase

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.
	***		Previously filed with Form 10-Q on August 3, 2010.
	****		Furnished herewith.