Form 10-Q
period 2010-09-30
VORNADO REALTY TRUST
filed 2010-11-02
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2010, 182,670,995 of the registrant’s common shares of beneficial interest are outstanding.

x

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	September 30,	December 31,
ASSETS	2010	2009
Real estate, at cost:
Land	$4,619,205	$4,606,065
Buildings and improvements	13,092,999	12,902,086
Development costs and construction in progress	202,841	313,310
Leasehold improvements and equipment	128,004	128,056
Total	18,043,049	17,949,517
Less accumulated depreciation and amortization	(2,772,079)	(2,494,441)
Real estate, net	15,270,970	15,455,076
Real Estate Fund investments (see Note 4)	62,500	-
Cash and cash equivalents	846,254	535,479
Restricted cash	148,246	293,950
Short-term investments	-	40,000
Marketable securities	355,800	380,652
Accounts receivable, net of allowance for doubtful accounts of $56,894 and $46,708	192,895	157,325
Investments in partially owned entities	953,011	799,832
Investment in Toys "R" Us	457,141	409,453
Mezzanine loans receivable, net of allowance of $133,216 and $190,738	144,473	203,286
Receivable arising from the straight-lining of rents, net of allowance of $5,901 and $4,680	726,248	681,526
Deferred leasing and financing costs, net of accumulated amortization of $214,199 and $183,224	353,847	311,825
Due from officers	13,182	13,150
Identified intangible assets, net of accumulated amortization of $354,199 and $312,957	385,337	442,510
Other assets	724,224	461,408
	$20,634,128	$20,185,472

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Notes and mortgages payable	$8,992,805	$8,445,766
Senior unsecured notes	1,231,196	711,716
Exchangeable senior debentures	489,332	484,457
Convertible senior debentures	396,714	445,458
Revolving credit facility debt	-	852,218
Accounts payable and accrued expenses	507,755	475,242
Deferred credit	632,427	682,384
Deferred compensation plan	88,559	80,443
Deferred tax liabilities	17,648	17,842
Other liabilities	372,695	88,912
Total liabilities	12,729,131	12,284,438
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,530,016 and 13,892,313 units outstanding	1,157,222	971,628
Series D cumulative redeemable preferred units - 10,400,000 and 11,200,000 units outstanding	260,000	280,000
Total redeemable noncontrolling interests	1,417,222	1,251,628
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 32,348,784 and 33,952,324 shares	783,527	823,686
Common shares of beneficial interest: $.04 par value per share; authorized,
250,000,000 shares; issued and outstanding 182,670,995 and 181,214,161 shares	7,277	7,218
Additional capital	6,809,905	6,961,007
Earnings less than distributions	(1,604,889)	(1,577,591)
Accumulated other comprehensive income	45,272	28,449
Total Vornado shareholders' equity	6,041,092	6,242,769
Noncontrolling interest in consolidated subsidiaries	446,683	406,637
Total equity	6,487,775	6,649,406
	$20,634,128	$20,185,472
See notes to the consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2010	2009	2010	2009
(Amounts in thousands, except per share amounts)
REVENUES:
Property rentals	$576,896	$550,054	$1,713,622	$1,654,357
Tenant expense reimbursements	97,835	89,530	278,836	270,934
Fee and other income	32,301	31,635	107,010	98,284
Total revenues	707,032	671,219	2,099,468	2,023,575
EXPENSES:
Operating	281,548	265,952	828,528	814,561
Depreciation and amortization	134,755	130,503	405,844	398,845
General and administrative	56,557	51,684	154,869	180,381
Litigation loss accrual, impairment losses and acquisition costs	5,921	-	17,907	-
Total expenses	478,781	448,139	1,407,148	1,393,787
Operating income	228,251	223,080	692,320	629,788
(Loss) income applicable to Toys "R" Us	(2,557)	22,077	102,309	118,897
(Loss) income from partially owned entities	(1,996)	2,513	13,800	(3,080)
(Loss) from Real Estate Fund (of which $1,091 is allocated
to noncontrolling interests)	(1,410)	-	(1,410)	-
Interest and other investment income (loss), net	47,352	20,486	65,936	(63,608)
Interest and debt expense (including amortization of deferred financing costs of $5,200 and $4,350 in each three-month
period, respectively, and $14,169 and $12,722 in each nine-month
period, respectively)	(152,358)	(158,205)	(441,980)	(475,028)
Net (loss) gain on early extinguishment of debt	(724)	3,407	(1,796)	26,996
Net gain on disposition of wholly owned and partially owned
assets other than depreciable real estate	5,072	4,432	12,759	4,432
Income before income taxes	121,630	117,790	441,938	238,397
Income tax expense	(5,498)	(5,267)	(16,051)	(15,773)
Income from continuing operations	116,132	112,523	425,887	222,624
Income from discontinued operations	-	43,321	-	49,276
Net income	116,132	155,844	425,887	271,900
Net income attributable to noncontrolling interests, including
unit distributions	(11,880)	(15,227)	(34,977)	(28,808)
Net income attributable to Vornado	104,252	140,617	390,910	243,092
Preferred share dividends	(13,442)	(14,269)	(41,975)	(42,807)
Discount on preferred share redemptions	4,382	-	4,382	-
NET INCOME attributable to common shareholders	$95,192	$126,348	$353,317	$200,285

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.52	$0.48	$1.94	$0.91
Income from discontinued operations, net	-	0.23	-	0.27
Net income per common share	$0.52	$0.71	$1.94	$1.18
Weighted average shares	182,462	178,689	182,014	168,820

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.52	$0.48	$1.92	$0.90
Income from discontinued operations, net	-	0.22	-	0.27
Net income per common share	$0.52	$0.70	$1.92	$1.17
Weighted average shares	184,168	180,977	183,826	170,378

DIVIDENDS PER COMMON SHARE	$0.65	$0.65	$1.95	$2.55

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2008	33,954	$823,807	155,286	$6,195	$6,025,976	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net income (loss)	-	-	-	-	-	243,092	-	(3,442)	239,650
Dividends paid on common
shares	-	-	5,736	230	236,920	(431,237)	-	-	(194,087)
Dividends paid on preferred
shares	-	-	-	-	-	(42,809)	-	-	(42,809)
Common shares issued:
In connection with April 2009
public offering	-	-	17,250	690	709,536	-	-	-	710,226
Upon redemption of Class A
units, at redemption value	-	-	1,222	48	53,043	-	-	-	53,091
Under employees' share
option plan	-	-	28	(14)	1,219	(440)	-	-	765
Conversion of Series A
preferred shares to common
shares	(2)	(89)	2	-	89	-	-	-	-
Deferred compensation shares
and options	-	-	-	2	11,527	-	-	-	11,529
Change in unrealized net gain
or loss on securities
available-for-sale	-	-	-	-	-	-	4,099	-	4,099
Our share of partially owned
entities OCI adjustments	-	-	-	-	-	-	11,846	-	11,846
Voluntary surrender of equity
awards on March 31, 2009	-	-	-	-	32,588	-	-	-	32,588
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(77,004)	-	-	-	(77,004)
Other	-	-	-	-	(763)	7	7,443	(3,325)	3,362
Balance, September 30, 2009	33,952	$823,718	179,524	$7,151	$6,993,131	$(1,278,727)	$16,489	$406,146	$6,967,908

Balance, December 31, 2009	33,952	$823,686	181,214	$7,218	$6,961,007	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income	-	-	-	-	-	390,910	-	1,490	392,400
Dividends paid on common
shares	-	-	-	-	-	(354,937)	-	-	(354,937)
Dividends paid on preferred
shares	-	-	-	-	-	(42,100)	-	-	(42,100)
Redemption of preferred shares	(1,600)	(39,982)	-	-	-	4,382	-	-	(35,600)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	822	33	62,573	-	-	-	62,606
Under employees' share
option plan	-	-	596	24	10,922	(25,583)	-	-	(14,637)
Under dividend reinvestment
plan	-	-	17	1	1,231	-	-		1,232
Real Estate Fund limited
partners' contributions	-	-	-	-	-	-	-	37,698	37,698
Conversion of Series A
preferred shares to common
shares	(3)	(177)	5	-	177	-	-	-	-
Deferred compensation shares
and options	-	-	17	1	6,155	-	-	-	6,156
Change in unrealized net gain
or loss on securities
available-for-sale	-	-	-	-	-	-	34,497	-	34,497
Our share of partially owned
entities OCI adjustments	-	-	-	-	-	-	(12,080)	-	(12,080)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(232,099)	-	-	-	(232,099)
Other	-	-	-	-	(61)	30	(5,594)	858	(4,767)
Balance, September 30, 2010	32,349	$783,527	182,671	$7,277	$6,809,905	$(1,604,889)	$45,272	$446,683	$6,487,775

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2010	2009
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$425,887	$271,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	419,638	413,697
Equity in income of Toys “R” Us	(102,309)	(118,897)
Straight-lining of rental income	(55,581)	(75,702)
Amortization of below-market leases, net	(49,144)	(56,270)
Distributions of income from partially owned entities	36,829	21,484
Other non-cash adjustments	36,058	119
Income from the mark-to-market of derivative positions in marketable equity securities	(32,249)	-
Litigation loss accrual and impairment losses	15,197	-
Net gain on dispositions of assets other than depreciable real estate	(12,759)	(4,432)
Equity in income of partially owned entities	(13,800)	3,080
Mezzanine loans loss accrual	6,900	122,738
Net loss (gain) on early extinguishment of debt	1,796	(26,996)
Net gain on sale of real estate	-	(42,655)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	32,588
Amortization of discount on convertible and exchangeable senior debentures	-	29,106
Changes in operating assets and liabilities:
Real Estate Fund investments	(62,500)	-
Accounts receivable, net	(6,468)	11,611
Prepaid assets	(45,104)	(119,608)
Other assets	(59,614)	(43,004)
Accounts payable and accrued expenses	78,153	70,511
Other liabilities	13,791	217
Net cash provided by operating activities	594,721	489,487
Cash Flows from Investing Activities:
Investments in partially owned entities	(159,053)	(28,738)
Proceeds from sales of, and return of investment in, marketable securities	126,015	59,873
Restricted cash	125,204	81,195
Proceeds from repayment of mezzanine loans receivable	109,594	46,339
Additions to real estate	(98,789)	(145,981)
Development costs and construction in progress	(86,871)	(384,655)
Investments in mezzanine loans receivable and other	(75,697)	-
Proceeds from sales of real estate and related investments	48,998	291,652
Distributions of capital from partially owned entities	45,613	13,112
Proceeds from maturing short-term investments	40,000	-
Purchases of marketable securities	(13,917)	(11,597)
Deposits in connection with real estate acquisitions	(10,000)	1,000
Net cash provided by (used in) investing activities	51,097	(77,800)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2010	2009
(Amounts in thousands)
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,603,359	$1,208,204
Repayments of borrowings	(1,462,652)	(996,218)
Dividends paid on common shares	(354,937)	(194,087)
Purchases of outstanding preferred units and shares	(48,600)	(24,330)
Dividends paid on preferred shares	(42,100)	(42,809)
Distributions to noncontrolling interests	(41,055)	(30,291)
Contributions from noncontrolling interests	39,351	-
Repurchase of shares related to stock compensation agreements and related tax witholdings	(13,467)	22
Debt issuance costs	(14,942)	(9,246)
Proceeds from issuance of common shares	-	710,226
Net cash (used in) provided by financing activities	(335,043)	621,471
Net increase in cash and cash equivalents	310,775	1,033,158
Cash and cash equivalents at beginning of period	535,479	1,526,853
Cash and cash equivalents at end of period	$846,254	$2,560,011

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $875 and $14,054)	$409,953	$461,802
Cash payments for income taxes	$5,348	$6,880

Non-Cash Investing and Financing Activities:
Investment in J.C. Penney, Inc	$271,372	$-
Adjustments to carry redeemable Class A units at redemption value	(232,099)	(77,004)
Redemption of Class A Operating Partnership units for common shares, at redemption value	62,606	53,091
Unrealized net gain on securities available for sale	34,497	4,099
Extinguishment of a liability in connection with the acquisition of real estate	20,500	-
Dividends paid in common shares	-	237,150
Unit distributions paid in Class A units	-	20,072

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 92.8% of the common limited partnership interest in the Operating Partnership at September 30, 2010.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009, as filed with the SEC. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.     Vornado Capital Partners, L.P.

On July 6, 2010, we completed the first closing of Vornado Capital Partners, L.P., our real estate investment fund (the “Fund”), with aggregate equity commitments of $550,000,000, of which we committed $200,000,000.  We expect to raise an additional $450,000,000 bringing total commitments to $1 billion.  We are the general partner and investment manager of the Fund and it is our exclusive investment vehicle during the three-year investment period for all investments that fit within the Fund’s investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) noncontrolling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund has a term of eight years from the final closing date.  The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements.  In the three and nine months ended September 30, 2010, we expensed $3,752,000 and $6,482,000, respectively, for organization costs, which are included as a component of “general and administrative” expenses on our consolidated statement of income.

In September 2010, the Fund received $59,240,000 of capital from partners, including $21,542,000 from us.  In October 2010, the Fund received an additional $53,300,000 of capital from partners, including $19,382,000 from us, for total capital contributions to date of $112,540,000.  In the third quarter of 2010, the Fund acquired two investments aggregating $42,500,000 in cash, and in October 2010, the Fund acquired a third investment for $168,000,000, of which $100,000,000 was mortgage financed and $68,000,000 was paid in cash.  In addition, the Fund reimbursed us for $1,500,000 of organization costs.

5.    Derivative Instruments and Marketable Securities

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We currently own an economic interest in 23,400,000 common shares of J.C Penney, or 9.9% of its outstanding common shares.  Below are the details of our investment.

In September 2010, we acquired 2,684,010 common shares at an average price of $26.87 per share, or $72,107,000 in the aggregate.  These shares are included as a component of marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Gains or losses resulting from the mark-to-market of these shares are recognized as an increase or decrease in “accumulated other comprehensive income” (a component of shareholders’ equity on our consolidated balance sheet) and not recognized in income.  In the quarter ended September 30, 2010, we recognized an $845,000 unrealized gain based on J.C. Penney’s September 30, 2010 closing share price of $27.18 per share.  In October 2010, we acquired an additional 400,000 common shares at an average price of $27.46 per share, or $10,983,000 in the aggregate.  Accordingly, we currently own 3,084,010 common shares at an average price of $26.94 per share, or $83,090,000 in the aggregate.

On September 28, 2010, we acquired call options to purchase 15,500,000 common shares at a strike price of $12.2437 per share for $199,265,000, which expire on March 27, 2012.  We may exercise all or portions of the options prior to expiration.  The options may be settled, at our election, in cash or common shares.  These options are derivative instruments that do not qualify for hedge accounting treatment.  Gains or losses resulting from the mark-to-market of the derivative instruments are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statement of income.  In the quarter ended September 30, 2010, we recognized a $32,249,000 net gain, based on J.C. Penney’s September 30, 2010 closing share price of $27.18 per share and our weighted average cost of $25.10 per share.  At September 30, 2010, the $199,265,000 cost of the options and the $32,249,000 mark-to-market increase in the value of the options are included in “other assets” and the $199,265,000 settled on October 1, 2010 is included in “other liabilities” on our consolidated balance sheet.

On October 7, 2010, we entered into a forward contract to acquire 4,815,990 common shares at an initial weighted average strike price of $28.41 per share.  We may accelerate settlement, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The forward contract may be settled, at our election, in cash or common shares.  Pursuant to the terms of the contract, the strike price for each share increases at an annual rate of LIBOR plus 80 basis points and decreases for dividends received on the shares.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Gains or losses resulting from the mark-to-market of the derivative instrument are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statement of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Derivative Instruments and Marketable Securities - continued

Marketable Securities

The carrying amount of marketable securities classified as available for sale on our consolidated balance sheets and their corresponding fair values at September 30, 2010 and December 31, 2009 are as follows:

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Equity securities	$159,980	$159,980	$79,925	$79,925
Debt securities	195,820	195,820	300,727	319,393
	$355,800	$355,800	$380,652	$399,318

In the nine months ended September 30, 2010, we sold certain of our investments in marketable securities for an aggregate of $155,118,000 and recognized an $8,960,000 net gain, of which $5,052,000 was recognized in the third quarter of 2010.  Such gain is included as a component of "net gain on disposition of wholly owned and partially owned assets other than depreciable real estate" on our consolidated statement of income.  At September 30, 2010 and December 31, 2009, our marketable securities portfolio had $40,990,000 and $13,026,000, respectively, of gross unrealized gains.  There were no unrealized losses at September 30, 2010 and $1,223,000 of gross unrealized losses at December 31, 2009.

6.    Investments in Partially Owned Entities

LNR Property Corporation (“LNR”)

On July 29, 2010, as a part of LNR’s recapitalization, we acquired a 26.2% equity interest in LNR for $116,000,000 in cash and conversion into equity of our $15,000,000 mezzanine loan (the then current carrying amount) made to LNR’s parent, Riley Holdco Corp.  The recapitalization involved an infusion of a total of $417,000,000 in new cash equity and the reduction of LNR’s total debt to $425,000,000 from $1.3 billion, excluding liabilities related to the consolidated CMBS and CDO trusts described below. We account for our equity interest in LNR under the equity method.  Upon finalization of purchase accounting in the fourth quarter, we will recognize our 26.2% pro-rata share of LNR’s earnings for the period from July 29, 2010 (date of acquisition) to September 30, 2010, which will not be material to our consolidated statement of income, as well as our share of their fourth quarter earnings.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans) are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the estimated fair value of the assets and liabilities of these trusts each period are recognized in LNR’s consolidated income statement and allocated to the noncontrolling interests,  which is applied to “appropriated deficit” on LNR’s consolidated balance sheet and not to LNR’s equity holders, including us.

Below is a summary of LNR’s consolidated balance sheet at July 29, 2010:

(Amounts in thousands)	As of
Balance Sheet:	July 29, 2010
Assets	$120,569,958
Liabilities	142,795,134
Noncontrolling interests	55,754
Stockholders' deficiency (including appropriated deficit of $22,479,116)	(22,280,930)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities - continued

Toys “R” Us (“Toys”)

As of September 30, 2010, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of September 30, 2010, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

On May 28, 2010, Toys filed a registration statement with the SEC for the offering and sale of its common stock.  The offering, if completed, would result in a reduction of our percentage ownership of Toys’ equity.  The size of the offering and its completion are subject to market and other conditions.

In August 2010, in connection with certain financing and refinancing transactions, Toys paid us an aggregate of $9,600,000 for our share of advisory fees.  Since Toys has capitalized these fees and is amortizing them over the term of the related debt, we recorded the fees as a reduction of the basis of our investment in Toys and will amortize the fees into income over the term of the related debt.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			July 31, 2010	October 31, 2009
Assets			$11,243,000	$12,589,000
Liabilities			9,717,000	11,198,000
Noncontrolling interests			-	112,000
Toys “R” Us, Inc. equity			1,526,000	1,279,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Total revenues	$2,565,000	$2,567,000	$11,030,000	$10,505,000
Net (loss) income attributable to Toys	$(15,500)	$62,000	$292,500	$304,000

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2010, we own 32.4% of the outstanding common stock of Alexander’s.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of September 30, 2010, Alexander’s owed us $58,409,000 in fees under these agreements.

Based on Alexander’s September 30, 2010 closing share price of $315.78, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s is $522,322,000, or $322,634,000 in excess of the September 30, 2010 carrying amount on our consolidated balance sheet.  As of September 30, 2010, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $59,868,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to the real estate (land and buildings).  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income of Alexander’s.  This amortization is not material to our share of equity in Alexander’s net income or loss.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities - continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX) – continued

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			September 30, 2010	December 31, 2009
Assets			$1,718,000	$1,704,000
Liabilities			1,379,000	1,389,000
Noncontrolling interests			3,000	2,000
Stockholders' equity			336,000	313,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Total revenues	$61,000	$58,000	$179,000	$166,000
Net income attributable to Alexander’s	$18,000	$58,000	$49,000	$117,000

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of September 30, 2010, we own 18,468,969 Lexington common shares, or approximately 13.7% of Lexington’s common equity.  We account for our investment in Lexington on the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s September 30, 2010 closing share price of $7.16, the market value (“fair value” pursuant to ASC 820) of our investment in Lexington was $132,238,000, or $80,804,000 in excess of the September 30, 2010 carrying amount on our consolidated balance sheet.  As of September 30, 2010, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $69,788,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized during 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.  Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2010	September 30, 2009
Assets			$3,513,000	$3,702,000
Liabilities			2,224,000	2,344,000
Noncontrolling interests			79,000	94,000
Shareholders’ equity			1,210,000	1,264,000

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Income Statement:	2010	2009	2010	2009
Total revenues	$86,000	$94,000	$264,000	$284,000
Net loss attributable to Lexington	$(24,000)	$(77,000)	$(97,000)	$(156,000)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities - continued

The carrying amount of our investments in partially owned entities and income (loss) recognized from such investments are as follows:

				Balance as of
(Amounts in thousands)				September 30,		December 31,
Investments:				2010		2009
Toys				$457,141		$409,453

Alexander’s				$199,688		$193,174
Partially owned office buildings				155,754		158,444
LNR (see page 10)				131,000		-
India real estate ventures				126,211		93,322
Lexington				51,434		55,106
Other equity method investments				288,924		299,786
				$953,011		$799,832

	For the Three Months			For the Nine Months
(Amounts in thousands)	Ended September 30,			Ended September 30,
Our Share of Net (Loss) Income:	2010	2009		2010		2009
Toys:
32.7% share of:
Equity in net (loss) income before income taxes	$(32,574)	$(15,985)	(1)	$93,662		$106,545	(1)
Income tax benefit (expense)	27,501	36,122		1,914		(7,335)
Equity in net (loss) income	(5,073)	20,137	(1)	95,576		99,210	(1)
Non-cash purchase price accounting adjustments	-	-		-		13,946
Interest and other income	2,516	1,940		6,733		5,741
	$(2,557)	$22,077		$102,309		$118,897

Alexander’s – 32.4% share of:
Equity in net income before reversal of stock
appreciation rights compensation expense	$4,971	$5,088		$13,668		$12,906
Income tax benefit and reversal of stock
appreciation rights compensation expense	641	13,668		641		24,773
Equity in net income	5,612	18,756		14,309		37,679
Management, leasing and development fees	1,945	2,541		6,774		8,365
	7,557	21,297		21,083		46,044

Lexington – 13.7% share in 2010 and 16.1%
share in 2009 of equity in net (loss) income	(2,301)	(15,054)	(2)	3,316	(3)	(24,969)	(2)

India real estate ventures – 4% to 36.5% range in our
share of equity in net (loss) income	(195)	(465)		2,062		(1,386)

Other, net (4)	(7,057)	(3,265)		(12,661)		(22,769)	(5)
	$(1,996)	$2,513		$13,800		$(3,080)
___________________________________

(1)	Includes $10,200 for our share of income from a litigation settlement.

(2)	The three and nine months ended September 30, 2009 include $14,541 and $19,121, respectively, for our share of non-cash impairment losses recognized by Lexington.

(3)	Includes a $5,998 net gain resulting from Lexington’s March 2010 stock issuance.

(4)	Represents equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

(5)	Includes $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of September 30, 2010 and December 31, 2009; none of which is recourse to us.

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		September 30,	September 30,	December 31,
	Maturity	2010	2010	2009
Toys (32.7% interest) (as of July 31, 2010 and October 31, 2009, respectively):
Senior unsecured notes (Face value – $950,000)	07/17	10.75%	$927,499	$925,931
Senior unsecured notes (Face value – $725,000)	12/17	8.50%	715,339	-
$1.6 billion credit facility	05/12	5.25%	52,510	418,777
$800 million secured term loan facility	07/12	4.51%	798,433	797,911
Senior U.K. real estate facility	04/13	5.02%	550,037	578,982
7.625% bonds (Face value – $500,000)	08/11	8.82%	494,566	490,613
7.875% senior notes (Face value – $400,000)	04/13	9.50%	384,905	381,293
7.375% senior notes (Face value – $400,000)	10/18	9.99%	342,351	338,989
$181 million unsecured term loan facility	01/13	5.26%	180,567	180,456
Spanish real estate facility	02/13	4.51%	168,432	191,436
Japan borrowings	03/11	0.83%	127,600	168,720
Japan bank loans	01/11-08/14	1.20%-2.85%	175,367	172,902
Junior U.K. real estate facility	04/13	6.84%	96,380	101,861
French real estate facility	02/13	4.51%	81,255	92,353
8.750% debentures (Face value – $21,600)	09/21	9.17%	21,046	21,022
Mortgage loan	n/a	n/a	-	800,000
European and Australian asset-based revolving credit facility	10/12	n/a	-	102,760
Other	Various	8.50%	152,543	136,206
			5,268,830	5,900,212
Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable, collaterallized by
the office space (prepayable without penalty after 12/13)	02/14	5.33%	354,630	362,989
731 Lexington Avenue mortgage note payable, collateralized by
the retail space (prepayable without penalty after 12/13)	07/15	4.93%	320,000	320,000
Rego Park construction loan payable	12/10	1.66%	296,665	266,411
Kings Plaza Regional Shopping Center mortgage note payable
(prepayable without penalty after 12/10)	06/11	7.46%	152,408	183,319
Rego Park mortgage note payable (prepayable without penalty)	03/12	0.75%	78,246	78,246
Paramus mortgage note payable (prepayable without penalty)	10/11	5.92%	68,000	68,000
			1,269,949	1,278,965
Lexington (13.7% interest) (as of June 30, 2010 and
September 30, 2009, respectively):
Mortgage loans collateralized by Lexington’s real estate (various
prepayment terms)	2010-2037	5.78%	2,033,209	2,132,253
LNR (26.2% interest):
Mortgage notes payable	2011-2043	5.75%	512,360	-
Liabilities of consolidated CMBS and CDO trusts	n/a	6.06%	141,893,340	-
			142,405,700	-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities - continued

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		September 30,	September 30,	December 31,
	Maturity	2010	2010	2009
Partially owned office buildings:
330 Madison Avenue (25% interest) mortgage note payable	06/15	1.91%	$150,000	$150,000
Kaempfer Properties (2.5% and 5.0% interests in two partnerships)
mortgage notes payable, collateralized by the partnerships’ real estate	11/11-12/11	5.86%	139,896	141,547
100 Van Ness, San Francisco office complex (9% construction interest)
up to $132 million loan payable	07/13	6.50%	85,249	85,249
Fairfax Square (20% interest) mortgage note payable (prepayable
without penalty after 07/14)	12/14	7.00%	71,953	72,500
Rosslyn Plaza (46% interest) mortgage note payable	12/11	1.47%	56,680	56,680
330 West 34th Street (34.8% interest) mortgage note payable, collateralized by land; we obtained a fee interest in the land upon
foreclosure of our $9,041 mezzanine loan in 2010	07/22	5.71%	50,150	-
West 57th Street (50% interest) mortgage note payable (prepayable
without penalty)	02/14	4.94%	23,007	29,000
825 Seventh Avenue (50% interest) mortgage note payable (prepayable
without penalty after 04/14)	10/14	8.07%	20,680	20,773
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate (various
prepayment terms)	2010-2022	13.39%	198,360	178,553
India Property Fund L.P. (36.5% interest) revolving credit facility,
repaid upon maturity in 03/10	n/a	n/a	-	77,000
Other:
Verde Realty Operating Partnership (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate (various
prepayment terms)	2010-2025	5.85%	582,982	607,089
Green Courte Real Estate Partners, LLC (8.3% interest) (as of
June 30, 2010 and September 30, 2009), mortgage notes payable, collateralized by the partnerships’ real estate (various
prepayment terms)	2011-2018	5.51%	299,601	304,481
Waterfront Associates (2.5% interest) construction and land loan
up to $250 million payable	09/11	2.26% - 3.76%	214,011	183,742
Monmouth Mall (50% interest) mortgage note payable (prepayable
without penalty after 07/15)	09/15	5.44%	165,000	165,000
San Jose, California (45% interest) construction loan(1)	03/13	4.32%	127,917	132,570
Wells/Kinzie Garage (50% interest) mortgage note payable	12/13	6.87%	14,537	14,657
Orleans Hubbard Garage (50% interest) mortgage note payable	12/13	6.87%	10,019	10,101
Other			431,222	425,717

(1)

On October 15, 2010, we acquired the remaining 55% interest in this property for $97,000, consisting of $27,000 in cash and the assumption of $70,000 of existing debt.  We will consolidate the accounts of this property into our consolidated financial statements in the fourth quarter, from the date of acquisition.

         Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities, was $40,139,660,000 and $3,149,640,000 as of September 30, 2010 and December 31, 2009, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us, our pro rata share of the debt is $3,000,497,000 at September 30, 2010 and $3,149,640,000 at December 31, 2009.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Mezzanine Loans Receivable

The following is a summary of our investments in mezzanine loans as of September 30, 2010 and December 31, 2009.

			Interest Rate
(Amounts in thousands)			as of	Carrying Amount as of
Mezzanine Loans Receivable:		Maturity	September 30, 2010	September 30, 2010	December 31, 2009
	Tharaldson Lodging Companies	04/11	4.56%	$71,959	$74,701
	280 Park Avenue	06/16	10.25%	68,422	73,750
	Equinox (1)	n/a	n/a	-	97,968
	Riley HoldCo Corp. (see discussion of
	LNR in Note 6)	n/a	n/a	-	74,437
	Other, net	8/11-8/15	1.36% - 8.95%	137,308	73,168
				277,689	394,024
	Valuation allowance (2)			(133,216)	(190,738)
				$144,473	$203,286

(1)

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

8.    Discontinued Operations

         The table below sets forth the combined results of operations of assets related to discontinued operations for the three and nine months ended September 30, 2010 and 2009 and includes the operating results of 1999 K Street, which was sold on September 1, 2009 and 15 other retail properties, which were sold during 2009.

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Total revenues	$-	$1,356	$-	$9,846
Total expenses	-	690	-	3,225
Net income	-	666	-	6,621
Net gain on sale of 1999 K Street	-	41,211	-	41,211
Net gains on sale of other real estate	-	1,444	-	1,444
Income from discontinued operations	$-	$43,321	$-	$49,276

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Identified Intangible Assets and Intangible Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and intangible liabilities (primarily acquired below-market leases) as of September 30, 2010 and December 31, 2009.

	Balance as of
	September 30,	December 31,
(Amounts in thousands)	2010	2009
Identified intangible assets:
Gross amount	$739,536	$755,467
Accumulated amortization	(354,199)	(312,957)
Net	$385,337	$442,510
Identified intangible liabilities (included in deferred credit):
Gross amount	$925,845	$942,968
Accumulated amortization	(348,845)	(309,476)
Net	$577,000	$633,492

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $16,935,000 and $18,728,000 for the three months ended September 30, 2010 and 2009, respectively, and $49,144,000 and $56,270,000 for the nine months ended September 30, 2010 and 2009, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$58,593
2012	54,285
2013	46,355
2014	40,397
2015	37,555

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $15,198,000 and $15,698,000 for the three months ended September 30, 2010 and 2009, respectively, and $45,926,000 and $49,262,000 for the nine months ended September 30, 2010 and 2009, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$51,703
2012	46,388
2013	38,894
2014	20,083
2015	14,990

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $509,000 and $533,000 for the three months ended September 30, 2010 and 2009, respectively and $1,527,000 and $1,599,000 for the nine months ended September 30, 2010 and 2009, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$2,036
2012	2,036
2013	2,036
2014	2,036
2015	2,036

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		September 30,	September 30,	December 31,
Notes and mortgages payable:	Maturity (1)	2010	2010	2009
Fixed rate:
New York Office:
350 Park Avenue	01/12	5.48%	$430,000	$430,000
1290 Avenue of the Americas	01/13	5.97%	426,826	434,643
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
Two Penn Plaza	02/11	4.97%	278,667	282,492
909 Third Avenue	04/15	5.64%	207,976	210,660
Eleven Penn Plaza	12/11	5.20%	200,287	203,198

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
Warner Building (see page 28)	05/16	6.26%	292,700	292,700
River House Apartments	04/15	5.43%	195,546	195,546
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	111,711	113,267
Universal Buildings	04/14	6.37%	103,957	106,630
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	81,641	82,178
1550 and 1750 Crystal Drive	11/14	7.08%	80,030	81,822
1235 Clark Street	07/12	6.75%	52,557	53,252
2231 Crystal Drive	08/13	7.08%	46,916	48,533
1750 Pennsylvania Avenue	06/12	7.26%	45,326	45,877
1225 Clark Street	08/13	7.08%	28,064	28,925
1800, 1851 and 1901 South Bell Street	12/11	6.91%	12,486	19,338
1101 17th, 1140 Connecticut, 1730 M and 1150 17th Street(2)	n/a	n/a	-	85,910
241 18th Street(3)	n/a	n/a	-	45,609

Retail:
Cross-collateralized mortgages on 40 strip shopping centers(4)	09/20	4.18%	600,000	-
Springfield Mall (including present value of purchase option)(5)	10/12-04/13	9.02%	249,789	242,583
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	90,833	92,601
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
Las Catalinas Mall	11/13	6.97%	58,139	59,304
Other(6)	09/11-05/36	5.10%-10.70%	120,706	156,709

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
High Point Complex(7)	09/16	10.36%	225,372	217,815
Boston Design Center	09/15	5.02%	68,828	69,667
Washington Design Center	11/11	6.95%	43,654	44,247

Other:
555 California Street	09/11	5.79%	640,332	664,117
Industrial Warehouses	10/11	6.95%	24,512	24,813
Total fixed rate notes and mortgages payable		5.96%	$7,024,431	$6,640,012
___________________
See notes on page 20.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	September 30,	September 30,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2010	2010	2009
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	0.81%	$232,000	$232,000
866 UN Plaza	05/11	L+40	0.84%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.69%	150,000	150,000
West End 25 (construction loan)	02/11	L+130	1.59%	95,220	85,735
1101 17th, 1140 Connecticut, 1730 M and
1150 17th Street(2)	06/14	L+140	1.66%	84,966	-
220 20th Street (construction loan)	01/11	L+115	1.52%	83,251	75,629
River House Apartments	04/18	n/a (8)	1.68%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	1.01%	60,750	65,133
Retail:
Green Acres Mall	02/13	L+140	1.87%	335,000	335,000
Bergen Town Center (construction loan)	03/13	L+150	1.95%	273,651	261,903
Beverly Connection(9)	07/12	L+350 (9)	5.00%	100,000	100,000
4 Union Square South	04/14	L+325	3.66%	75,000	75,000
Cross-collateralized mortgages on 40 strip
shopping centers (4)	09/20	L+136 (4)	2.36%	60,000	-
435 Seventh Avenue (10)	08/14	L+300 (10)	5.00%	51,961	52,000
Other	11/12	L+375	4.01%	22,237	22,758
Other:
220 Central Park South	01/11	L+235–L+245	2.64%	123,750	123,750
Other (11) (12)	09/10-02/12	Various	1.76%-4.00%	111,610	117,868
Total variable rate notes and mortgages payable			2.11%	1,968,374	1,805,754
Total notes and mortgages payable			5.11%	$8,992,805	$8,445,766

Senior unsecured notes:
Senior unsecured notes due 2015 (13)	04/15		4.25%	$499,255	$-
Senior unsecured notes due 2039(14)	10/39		7.88%	460,000	446,134
Senior unsecured notes due 2010	12/10		4.75%	148,318	148,240
Senior unsecured notes due 2011 (15)	02/11		5.60%	100,373	117,342
Floating rate senior unsecured notes due 2011	12/11	L+200	2.26%	23,250	-
Total senior unsecured notes			5.74%	$1,231,196	$711,716

3.88% exchangeable senior debentures due 2025
(see page 22)	04/12		5.32%	$489,332	$484,457

Convertible senior debentures: (see page 22)
3.63% due 2026(16)(17)	11/11		5.32%	$375,069	$424,207
2.85% due 2027(16)(17)	04/12		5.45%	21,645	21,251
Total convertible senior debentures (18)			5.33%	$396,714	$445,458

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	-	$-	$427,218
$1.000 billion unsecured revolving credit facility
($14,233 reserved for outstanding letters of credit)	06/11	L+55	-	-	425,000
Total unsecured revolving credit facilities			-	$-	$852,218
___________________________
See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt - continued

Notes to preceding tabular information (Amounts in thousands):

(1)

Represents the extended maturity for certain loans in which we have the unilateral right, ability and intent to extend.  In the case of our convertible and exchangeable debt, represents the earliest date holders may require us to repurchase the debentures.

(2)

On June 1, 2010, we refinanced this loan in the same amount.  The new loan, which is guaranteed by the Operating Partnership, has a rate of LIBOR plus 1.40% (1.66% at September 30, 2010) and matures in June 2011 with three one-year extension options.

(3)	On September 1, 2010, we repaid the $44,900 outstanding balance of this loan which was scheduled to mature in October 2010.

(4)

In August 2010, we sold $660,000 of 10-year mortgage notes in a single issuer securitization.  The notes are comprised of a $600,000 fixed rate component and a $60,000 variable rate component and are cross-collateralized by 40 strip shopping centers. The variable rate portion of the debt has a LIBOR floor of 1.00%.

(5)

In the fourth quarter of 2009, we notified the master servicer of this debt that the cash flows currently generated from this property are insufficient to fund debt service payments and that we were not prepared to fund any cash shortfalls.  Accordingly, we requested that the loan be placed with the special servicer.  We have ceased making debt service payments and are currently in default.  Pursuant to the terms of the debt agreement and in accordance with GAAP, we have accrued interest on this loan at the default rate.  As a result, we have accrued $5,823 of additional interest expense in the nine months ended September 30, 2010, of which $3,038 was accrued in the current quarter.  We are in negotiations with the special servicer but there can be no assurance as to the timing and ultimate resolution of these negotiations.

(6)

In March 2010, we notified the master servicer of the mortgage loan on a retail property in California, that the cash flows generated from this property were insufficient to fund debt service payments and that we were not prepared to fund any cash shortfalls.  Accordingly, we requested that the loan be placed with the special servicer.  On October 14, 2010, the special servicer foreclosed on the property.  In the fourth quarter, we will remove the property and the related debt from our consolidated balance sheet, which will not have a material impact on our consolidated statement of income.

(7)

In March 2010, we notified the master servicer of this debt that the cash flows currently generated from this property are insufficient to fund debt service payments and that we were not prepared to fund any cash shortfalls.  Accordingly, we requested that the loan be placed with the special servicer.  We have ceased making debt service payments and are currently in default.  Pursuant to the terms of the debt agreement and in accordance with GAAP, we have accrued interest on this loan at the default rate.  As a result, we have accrued $5,913 of additional interest expense in the nine months ended September 30, 2010, of which $2,565 was accrued in the current quarter.  In October, 2010, the special servicer filed a motion to place the property in receivership.  There can be no assurance as to the timing and ultimate resolution of this matter.

(8)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(9)	This loan has a LIBOR floor of 1.50%.

(10)	This loan has a LIBOR floor of 2.00%.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt - continued

Notes to preceding tabular information (Amounts in thousands):

(11)	In June 2010, we extended the maturity date of a $50,000 construction loan to February 2011, with a one-year extension option.

(12)	In October 2010, we repaid a $36,000 loan which matured on September 30, 2010.

(13)

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

(14)

These notes may be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.  In the quarter ended March 31, 2010, we reclassified $13,866 of deferred financing costs to “deferred leasing and financing costs” on our consolidated balance sheet.

(15)	In the third quarter of 2010, we purchased $17,000 aggregate face amount ($16,981 aggregate carrying amount) of these senior unsecured notes for $17,382 in cash, resulting in a net loss of $401.

(16)

In 2010, we purchased $55,251 aggregate face amount ($53,972 aggregate carrying amount) of our convertible senior debentures for $55,367 in cash, resulting in a net loss of $1,395, of which $324 was recognized in the third quarter of 2010.

(17)

On October 1 2010, pursuant to our September 2, 2010 tender offer, we purchased $189,827 aggregate face amount of our 3.63% convertible senior debentures and $12,246 aggregate face amount of our 2.85% convertible senior debentures for an aggregate of $206,053 in cash, resulting in a net loss of approximately $8,500 which will be recognized in the fourth quarter of 2010.

(18)

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

10.    Debt – continued

       Pursuant to the provisions of ASC 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible and exchangeable senior debentures.

	2.85% Convertible		3.63% Convertible		3.88% Exchangeable
(Amounts in thousands, except per share amounts)	Senior Debentures due 2027		Senior Debentures due 2026		Senior Debentures due 2025
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Balance Sheet:	2010	2009	2010	2009	2010	2009
Principal amount of debt component	$22,479	$22,479	$382,046	$437,297	$499,982	$499,982
Unamortized discount	(834)	(1,228)	(6,977)	(13,090)	(10,650)	(15,525)
Carrying amount of debt component	$21,645	$21,251	$375,069	$424,207	$489,332	$484,457
Carrying amount of equity component	$2,104	$2,104	$20,490	$23,457	$32,301	$32,301
Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%
Maturity date (period through which
discount is being amortized)	4/1/12		11/15/11		4/15/12
Conversion price per share, as adjusted	$157.18		$148.46		$87.17
Number of shares on which the
aggregate consideration to be
delivered upon conversion is
determined	- (1)		- (1)		5,736
__________________

(1)

Our convertible senior debentures require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares.  Based on the September 30, 2010 closing share price of our common shares and the conversion prices in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date.  The number of common shares on which the aggregate consideration that would be delivered upon conversion is 143 and 2,573 common shares, respectively.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Income Statement:	2010	2009	2010	2009
2.85% Convertible Senior Debentures due 2027:
Coupon interest	$160	$8,693	$480	$28,204
Discount amortization – original issue	23	1,203	69	3,836
Discount amortization – ASC 470-20 implementation	110	5,631	325	17,958
	$293	$15,527	$874	$49,998

3.63% Convertible Senior Debentures due 2026:
Coupon interest	$3,523	$8,102	$11,328	$25,929
Discount amortization – original issue	417	908	1,320	2,846
Discount amortization – ASC 470-20 implementation	1,117	2,430	3,533	7,616
	$5,057	$11,440	$16,181	$36,391

3.88% Exchangeable Senior Debentures due 2025:
Coupon interest	$4,844	$4,844	$14,532	$14,585
Discount amortization – original issue	389	369	1,151	1,091
Discount amortization – ASC 470-20 implementation	1,258	1,193	3,724	3,532
	$6,491	$6,406	$19,407	$19,208

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Redeemable Noncontrolling Interests

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

(Amounts in thousands)
Balance at December 31, 2008	$1,177,978
Net income	32,250
Distributions	(31,313)
Conversion of Class A units into common shares, at redemption value	(53,091)
Adjustment to carry redeemable Class A units at redemption value	77,004
Other, net	9,937
Balance at September 30, 2009	$1,212,765

Balance at December 31, 2009	$1,251,628
Net income	33,487
Distributions	(40,702)
Conversion of Class A units into common shares, at redemption value	(62,606)
Adjustment to carry redeemable Class A units at redemption value	232,099
Redemption of Series D-12 redeemable units	(13,000)
Other, net	16,316
Balance at September 30, 2010	$1,417,222

As of September 30, 2010 and December 31, 2009, the aggregate redemption value of redeemable Class A units was $1,157,222,000 and $971,628,000, respectively.

Redeemable noncontrolling interests exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $61,516,000 and $60,271,000 as of September 30, 2010 and December 31, 2009, respectively.

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

12.    Shareholders’ Equity

In September 2010, we purchased all of the 1,600,000 outstanding Series D-10 preferred shares with a liquidation preference of $25.00 per share, for $22.25 per share in cash, or $35,600,000 in the aggregate.  In connection therewith, the $4,382,000 discount was included as “discount on preferred share redemptions” on our consolidated statement of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.  Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable equity securities (iii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iv) Real Estate Fund investments, (v) short-term investments (CDARS classified as available-for-sale), and (vi) mandatorily redeemable instruments (Series G convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of financial assets and liabilities by the levels in the fair value hierarchy at September 30, 2010 and December 31, 2009, respectively.

	As of September 30, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$355,800	$355,800	$-	$-
Derivative positions in marketable equity securities	231,514	-	231,514	-
Deferred compensation plan assets (included in other assets)	88,559	42,522	-	46,037
Real Estate Fund investments	62,500	20,000	-	42,500
Total assets	$738,373	$418,322	$231,514	$88,537

Mandatorily redeemable instruments (included in other liabilities)	$61,516	$61,516	$-	$-

	As of December 31, 2009
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Deferred compensation plan assets (included in other assets)	$80,443	$40,854	$-	$39,589
Marketable equity securities	79,925	79,925	-	-
Short-term investments	40,000	40,000	-	-
Total assets	$200,368	$160,779	$-	$39,589

Mandatorily redeemable instruments (included in other liabilities)	$60,271	$60,271	$-	$-

The table below summarizes the changes in fair value of the Level 3 assets above for the three and nine months ended September 30, 2010 and 2009, respectively.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Amounts in thousands)	2010	2009	2010	2009
Beginning balance	$43,598	$36,168	$39,589	$34,176
Total realized/unrealized gains	487	688	1,637	1,998
Purchases, sales, other settlements and issuances, net	44,452	367	47,311	1,049
Ending balance	$88,537	$37,223	$88,537	$37,223

Purchases in the three and nine months ended September 30, 2010, include the investments of our consolidated Real Estate Fund.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.    Fair Value Measurements - continued

 Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$144,473	$136,555	$203,286	$192,612
Debt:
Notes and mortgages payable	$8,992,805	$9,058,839	$8,445,766	$7,858,873
Senior unsecured notes	1,231,196	1,282,997	711,716	718,302
Exchangeable senior debentures	489,332	571,229	484,457	547,480
Convertible senior debentures	396,714	412,503	445,458	461,275
Revolving credit facility debt	-	-	852,218	852,218
	$11,110,047	$11,325,568	$10,939,615	$10,438,148

14.    Stock-based Compensation

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

We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 consists of stock option awards, restricted stock awards, Operating Partnership unit awards and out-performance plan awards.  Stock-based compensation expense was $11,210,000 and $5,639,000 in the quarter ended September 30, 2010 and 2009, respectively, and $26,167,000 and $21,539,000 in the nine months ended September 30, 2010 and 2009, respectively.  Stock-based compensation for the three and nine months ended September 30, 2010 includes $2,800,000 of expense resulting from accelerating the vesting of certain Operating Partnership units and our 2006 out-performance Plan units, which were scheduled to fully vest in the first quarter of 2011.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

	For The Three Months		For The Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Tenant cleaning fees	$13,613	$11,842	$40,733	$37,034
Management and leasing fees	3,555	2,837	16,075	8,255
Lease termination fees	2,301	1,608	11,577	4,356
Other income	12,832	15,348	38,625	48,639
	$32,301	$31,635	$107,010	$98,284

          Fee and other income above includes management fee income from Interstate Properties, a related party, of $192,000 and $197,000 for the three months ended September 30, 2010 and 2009, respectively, and $584,000 and $578,000 for the nine months ended September 30, 2010 and 2009, respectively.  The above table excludes fee income from partially owned entities which is included in income from partially owned entities (see Note 6 – Investments in Partially Owned Entities).

16.     Interest and Other Investment Income (Loss), Net

          The following table sets forth the details of our interest and other investment income (loss):

(Amounts in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Income from the mark-to-market of derivative positions in marketable
equity securities	$32,249	$-	$32,249	$-
Dividends and interest on marketable securities	6,445	6,071	21,068	18,584
Mark-to-market of investments in our deferred compensation plan (1)	3,907	5,687	5,684	6,103
Interest on mezzanine loans	2,620	6,521	7,660	26,625
Mezzanine loans receivable loss accrual	-	-	(6,900)	(122,738)
Other, net	2,131	2,207	6,175	7,818
	$47,352	$20,486	$65,936	$(63,608)

__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

	For the Three Months		For the Nine Months
(Amounts in thousands, except per share amounts)	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations, net of income
attributable to noncontrolling interests	$104,252	$100,518	$390,910	$197,038
Income from discontinued operations, net of income attributable to
noncontrolling interests	-	40,099	-	46,054
Net income attributable to Vornado	104,252	140,617	390,910	243,092
Preferred share dividends	(13,442)	(14,269)	(41,975)	(42,807)
Discount on preferred share redemptions	4,382	-	4,382	-
Net income attributable to common shareholders	95,192	126,348	353,317	200,285
Earnings allocated to unvested participating securities	(29)	(38)	(79)	(147)
Numerator for basic income per share	95,163	126,310	353,238	200,138
Impact of assumed conversions:
Convertible preferred share dividends	-	43	121	-
Numerator for diluted income per share	$95,163	$126,353	$353,359	$200,138

Denominator:
Denominator for basic income per share –
weighted average shares	182,462	178,689	182,014	168,820
Effect of dilutive securities(1):
Employee stock options and restricted share awards	1,706	2,213	1,741	1,558
Convertible preferred shares	-	75	71	-
Denominator for diluted income per share –
weighted average shares and assumed conversions	184,168	180,977	183,826	170,378

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.52	$0.48	$1.94	$0.91
Income from discontinued operations, net	-	0.23	-	0.27
Net income per common share	$0.52	$0.71	$1.94	$1.18

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.52	$0.48	$1.92	$0.90
Income from discontinued operations, net	-	0.22	-	0.27
Net income per common share	$0.52	$0.70	$1.92	$1.17

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average common share equivalents. Accordingly the three months ended September 30, 2010 and 2009 exclude 19,837 and 21,314 weighted average common share equivalents, respectively, and the nine months ended September 30, 2010 and 2009 exclude 19,843 and 21,418 weighted average common share equivalents, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.    Comprehensive Income

	For The Three Months		For The Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$116,132	$155,844	$425,887	$271,900
Other comprehensive income	7,675	52,340	16,823	23,388
Comprehensive income	123,807	208,184	442,710	295,288
Less: Comprehensive income attributable to noncontrolling interests	12,414	19,257	36,148	30,796
Comprehensive income attributable to Vornado	$111,393	$188,927	$406,562	$264,492

        Substantially all of other comprehensive income for the three and nine months ended September 30, 2010 and 2009 relates to income from the mark-to-market of marketable securities classified as available-for-sale and our share of other comprehensive income or loss of partially owned entities.

19.    Retirement Plan

In the first quarter of 2009, we finalized the termination of the Merchandise Mart Properties Pension Plan, which resulted in a $2,800,000 pension settlement expense that is included as a component of “general and administrative” expense on our consolidated statement of income.

20.    Subsequent Events

          On October 8, 2010, we acquired 510 Fifth Avenue for $57,000,000, comprised of $24,700,000 in cash and $32,300,000 of existing mortgage debt.  This five-story building is located on the southwest corner of 43rd Street and Fifth Avenue in New York and consists of 60,000 square feet of retail and office space.  We will consolidate the accounts of this property into our consolidated financial statements in the fourth quarter, from the date of the acquisition.

          On October 20, 2010, we sold a 45% common ownership interest in 1299 Pennsylvania Avenue (the Warner Building) and 1101 17th Street NW, for $236,700,000, comprised of $91,000,000 in cash and the assumption of existing mortgage debt.  We retained the remaining 55% ownership interest and continue to manage and lease the properties.  Based on the Warner Building’s implied fair value of $445,000,000, we realized a net gain of $54,000,000 which will be recognized in the fourth quarter of 2010.  The gain on 1101 17th Street, based on an implied fair value of $81,000,000, will be recognized when we monetize our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Commitments and Contingencies

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2010, the aggregate dollar amount of these guarantees and master leases is approximately $245,057,000.

At September 30, 2010, $14,233,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $195,672,000, of which $178,458,000 is committed to the Fund.  In addition, we have agreed in principle to contribute up to $52,000,000 to a new investment management fund which will be managed by LNR.

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.          Commitments and Contingencies - continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  On April 26, 2010, Stop and Shop’s motion was denied.  A tentative trial date has been set for November 8, 2010.  We intend to continue to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  The Trial Court’s judgment is stayed pending the outcome of our appeal.  As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.    Segment Information

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and nine months ended September 30, 2010 and 2009.

(Amounts in thousands)	For the Three Months Ended September 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$542,937	$195,105	$149,673	$100,342	$52,694	$-	$45,123
Straight-line rents:
Contractual rent increases	12,765	5,998	1,625	4,489	291	-	362
Amortization of free rent	4,259	1,569	(1,243)	3,563	(350)	-	720
Amortization of acquired below-
market leases, net	16,935	8,911	588	6,030	15	-	1,391
Total rentals	576,896	211,583	150,643	114,424	52,650	-	47,596
Tenant expense reimbursements	97,835	40,443	15,970	36,378	3,691	-	1,353
Fee and other income:
Tenant cleaning fees	13,613	21,721	-	-	-	-	(8,108)
Management and leasing fees	3,555	1,428	2,772	214	(2)	-	(857)
Lease termination fees	2,301	1,220	728	346	7	-	-
Other	12,832	5,505	5,567	1,026	812	-	(78)
Total revenues	707,032	281,900	175,680	152,388	57,158	-	39,906
Operating expenses	281,548	124,323	60,390	54,105	28,832	-	13,898
Depreciation and amortization	134,755	44,235	37,266	27,061	12,671	-	13,522
General and administrative	56,557	4,514	5,985	8,846	7,353	-	29,859
Impairment losses and acquisition
costs	5,921	-	-	5,000	-	-	921
Total expenses	478,781	173,072	103,641	95,012	48,856	-	58,200
Operating income (loss)	228,251	108,828	72,039	57,376	8,302	-	(18,294)
(Loss) applicable to Toys	(2,557)	-	-	-	-	(2,557)	-
(Loss) income from partially owned
entities	(1,996)	1,705	(1,095)	833	8	-	(3,447)
(Loss) from Real Estate Fund	(1,410)	-	-	-	-	-	(1,410)
Interest and other investment
income, net	47,352	139	81	209	12	-	46,911
Interest and debt expense	(152,358)	(33,293)	(33,459)	(24,803)	(15,657)	-	(45,146)
Net (loss) on early extinguishment of
debt	(724)	-	-	-	-	-	(724)
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	5,072	-	-	-	-	-	5,072
Income (loss) before income taxes	121,630	77,379	37,566	33,615	(7,335)	(2,557)	(17,038)
Income tax (expense) benefit	(5,498)	(861)	(1,050)	(2)	714	-	(4,299)
Net income (loss)	116,132	76,518	36,516	33,613	(6,621)	(2,557)	(21,337)
Net (income) loss attributable to
noncontrolling interests, including
unit distributions	(11,880)	(2,442)	-	397	-	-	(9,835)
Net income (loss) attributable to
Vornado	104,252	74,076	36,516	34,010	(6,621)	(2,557)	(31,172)
Interest and debt expense(2)	208,294	31,817	34,241	26,395	15,883	40,558	59,400
Depreciation and amortization(2)	179,148	42,531	41,394	28,024	12,782	30,079	24,338
Income tax (benefit) expense(2)	(23,013)	861	1,054	2	(714)	(27,501)	3,285
EBITDA(1)	$468,681	$149,285	$113,205	$88,431	$21,330	$40,579	$55,851

See notes of page 35.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended September 30, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$509,968	$189,896	$137,139	$91,286	$52,269	$-	$39,378
Straight-line rents:
Contractual rent increases	16,676	10,126	3,573	2,827	135	-	15
Amortization of free rent	4,682	(98)	2,760	1,963	19	-	38
Amortization of acquired below-
market leases, net	18,728	10,710	1,069	4,826	30	-	2,093
Total rentals	550,054	210,634	144,541	100,902	52,453	-	41,524
Tenant expense reimbursements	89,530	36,360	14,892	32,121	3,661	-	2,496
Fee and other income:
Tenant cleaning fees	11,842	17,989	-	-	-	-	(6,147)
Management and leasing fees	2,837	1,269	1,984	557	11	-	(984)
Lease termination fees	1,608	1,226	234	-	9	-	139
Other	15,348	5,854	4,979	648	3,461	-	406
Total revenues	671,219	273,332	166,630	134,228	59,595	-	37,434
Operating expenses	265,952	117,362	57,889	49,304	26,469	-	14,928
Depreciation and amortization	130,503	42,621	35,187	24,091	13,654	-	14,950
General and administrative	51,684	4,895	6,079	6,802	7,198	-	26,710
Total expenses	448,139	164,878	99,155	80,197	47,321	-	56,588
Operating income (loss)	223,080	108,454	67,475	54,031	12,274	-	(19,154)
Income applicable to Toys	22,077	-	-	-	-	22,077	-
Income (loss) from partially owned
entities	2,513	1,646	1,876	767	26	-	(1,802)
Interest and other investment
income, net	20,486	190	254	10	12	-	20,020
Interest and debt expense	(158,205)	(33,644)	(32,454)	(22,315)	(13,088)	-	(56,704)
Net gain on early extinguishment of
debt	3,407	-	-	-	-	-	3,407
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	4,432	-	-	-	-	-	4,432
Income (loss) before income taxes	117,790	76,646	37,151	32,493	(776)	22,077	(49,801)
Income tax expense	(5,267)	(585)	(44)	(39)	(847)	-	(3,752)
Income (loss) from continuing
operations	112,523	76,061	37,107	32,454	(1,623)	22,077	(53,553)
Income from discontinued operations	43,321	-	41,992	1,329	-	-	-
Net income (loss)	155,844	76,061	79,099	33,783	(1,623)	22,077	(53,553)
Net (income) loss attributable to
noncontrolling interests, including
unit distributions	(15,227)	(2,817)	-	15	-	-	(12,425)
Net income (loss) attributable to
Vornado	140,617	73,244	79,099	33,798	(1,623)	22,077	(65,978)
Interest and debt expense(2)	212,727	31,945	32,980	23,978	13,315	39,136	71,373
Depreciation and amortization(2)	178,436	41,101	37,116	25,029	13,772	34,357	27,061
Income tax (benefit) expense(2)	(30,479)	585	47	39	847	(36,122)	4,125
EBITDA(1)	$501,301	$146,875	$149,242	$82,844	$26,311	$59,448	$36,581

See notes of page 35.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,608,897	$582,957	$435,612	$293,106	$175,070	$-	$122,152
Straight-line rents:
Contractual rent increases	39,089	19,278	5,448	11,997	1,521	-	845
Amortization of free rent	16,492	3,338	527	10,237	705	-	1,685
Amortization of acquired below-
market leases, net	49,144	27,250	1,935	15,528	(91)	-	4,522
Total rentals	1,713,622	632,823	443,522	330,868	177,205	-	129,204
Tenant expense reimbursements	278,836	106,126	45,096	110,094	11,715	-	5,805
Fee and other income:
Tenant cleaning fees	40,733	62,778	-	-	-	-	(22,045)
Management and leasing fees	16,075	4,278	13,252	759	31	-	(2,245)
Lease termination fees	11,577	4,245	1,256	4,182	1,894	-	-
Other	38,625	14,428	16,489	2,829	3,596	-	1,283
Total revenues	2,099,468	824,678	519,615	448,732	194,441	-	112,002
Operating expenses	828,528	350,427	169,105	164,283	99,863	-	44,850
Depreciation and amortization	405,844	132,213	110,482	82,756	38,700	-	41,693
General and administrative	154,869	13,860	18,082	22,678	21,764	-	78,485
Litigation loss accrual, impairment
losses and acquisition costs	17,907	-	10,056	5,000	-	-	2,851
Total expenses	1,407,148	496,500	307,725	274,717	160,327	-	167,879
Operating income (loss)	692,320	328,178	211,890	174,015	34,114	-	(55,877)
Income applicable to Toys	102,309	-	-	-	-	102,309	-
Income (loss) from partially owned
entities	13,800	4,345	(1,099)	3,353	239	-	6,962
(Loss) from Real Estate Fund	(1,410)	-	-	-	-	-	(1,410)
Interest and other investment
income, net	65,936	466	131	400	37	-	64,902
Interest and debt expense	(441,980)	(99,026)	(102,247)	(63,702)	(44,699)	-	(132,306)
Net (loss) on early extinguishment of
debt	(1,796)	-	-	-	-	-	(1,796)
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	12,759	-	-	-	765	-	11,994
Income (loss) before income taxes	441,938	233,963	108,675	114,066	(9,544)	102,309	(107,531)
Income tax (expense) benefit	(16,051)	(1,670)	(1,150)	(37)	118	-	(13,312)
Net income (loss)	425,887	232,293	107,525	114,029	(9,426)	102,309	(120,843)
Net (income) loss attributable to
noncontrolling interests, including
unit distributions	(34,977)	(7,290)	-	895	-	-	(28,582)
Net income (loss) attributable to
Vornado	390,910	225,003	107,525	114,924	(9,426)	102,309	(149,425)
Interest and debt expense(2)	611,993	94,404	104,355	68,275	45,370	123,791	175,798
Depreciation and amortization(2)	549,400	127,341	120,929	85,335	39,049	99,850	76,896
Income tax expense (benefit)(2)	13,553	1,670	1,161	37	(59)	(1,914)	12,658
EBITDA(1)	$1,565,856	$448,418	$333,970	$268,571	$74,934	$324,036	$115,927

See notes on page 35.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,529,747	$568,884	$399,937	$268,519	$176,224	$-	$116,183
Straight-line rents:
Contractual rent increases	43,469	24,315	9,348	8,442	1,406	-	(42)
Amortization of free rent	24,871	2,209	9,829	12,380	312	-	141
Amortization of acquired below-
market leases, net	56,270	30,518	3,117	18,362	71	-	4,202
Total rentals	1,654,357	625,926	422,231	307,703	178,013	-	120,484
Tenant expense reimbursements	270,934	103,609	47,936	99,337	13,492	-	6,560
Fee and other income:
Tenant cleaning fees	37,034	52,579	-	-	-	-	(15,545)
Management and leasing fees	8,255	3,363	5,936	1,248	25	-	(2,317)
Lease termination fees	4,356	1,524	1,916	100	677	-	139
Other	48,639	16,261	15,129	2,296	6,324	-	8,629
Total revenues	2,023,575	803,262	493,148	410,684	198,531	-	117,950
Operating expenses	814,561	340,552	169,379	155,503	100,134	-	48,993
Depreciation and amortization	398,845	129,884	105,096	75,881	40,800	-	47,184
General and administrative	180,381	18,588	20,548	24,946	25,092	-	91,207
Total expenses	1,393,787	489,024	295,023	256,330	166,026	-	187,384
Operating income (loss)	629,788	314,238	198,125	154,354	32,505	-	(69,434)
Income applicable to Toys	118,897	-	-	-	-	118,897	-
(Loss) income from partially owned
entities	(3,080)	4,485	5,504	3,164	186	-	(16,419)
Interest and other investment (loss)
income, net	(63,608)	712	573	63	83	-	(65,039)
Interest and debt expense	(475,028)	(100,118)	(94,408)	(67,093)	(38,888)	-	(174,521)
Net gain on early extinguishment of
debt	26,996	-	-	769	-	-	26,227
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	4,432	-	-	-	-	-	4,432
Income (loss) before income taxes	238,397	219,317	109,794	91,257	(6,114)	118,897	(294,754)
Income tax expense	(15,773)	(845)	(1,232)	(316)	(1,755)	-	(11,625)
Income (loss) from continuing
operations	222,624	218,472	108,562	90,941	(7,869)	118,897	(306,379)
Income from discontinued operations	49,276	-	46,004	3,272	-	-	-
Net income (loss)	271,900	218,472	154,566	94,213	(7,869)	118,897	(306,379)
Net (income) loss attributable to
noncontrolling interests, including
unit distributions	(28,808)	(6,438)	-	630	-	-	(23,000)
Net income (loss) attributable to
Vornado	243,092	212,034	154,566	94,843	(7,869)	118,897	(329,379)
Interest and debt expense(2)	612,416	95,058	96,818	71,496	39,563	89,897	219,584
Depreciation and amortization(2)	539,554	125,831	110,263	78,724	41,203	101,368	82,165
Income tax expense(2)	23,804	845	1,242	316	1,820	7,335	12,246
EBITDA(1)	$1,418,866	$433,768	$362,889	$245,379	$74,717	$317,497	$(15,384)

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

22. Segment Information - continued

Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization."  We consider EBITDA a supplemental measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)

The tables below provide information about EBITDA from certain investments that are included in the "other" column of the preceding EBITDA by segment reconciliations.  The totals for each of the columns below agree to the total EBITDA for the "other" column in the preceding EBITDA by segment reconciliations.

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Alexander's	$13,288	$26,769	$41,947	$65,229
555 California Street	11,797	10,090	34,421	31,885
Lexington	8,092	(1,863)	37,375	15,129
Hotel Pennsylvania	8,080	3,599	14,249	7,823
Industrial warehouses	460	1,219	2,067	3,902
Other investments	3,225	7,071	23,382	1,904
	44,942	46,885	153,441	125,872
Corporate general and administrative expenses (1)	(20,712)	(18,619)	(60,668)	(56,653)
Investment income and other, net (1)	15,808	19,877	41,876	64,360
Net income attributable to noncontrolling interests, including
unit distributions	(11,584)	(14,969)	(33,487)	(32,250)
Income from the mark-to-market of derivative positions in marketable
equity securities	32,249	-	32,249	-
Real Estate Fund organization costs	(3,207)	-	(5,937)	-
Costs of acquisitions not consummated	(921)	-	(2,851)	-
Net (loss) gain on early extinguishment of debt	(724)	3,407	(1,796)	26,227
Mezzanine loans receivable (loss) accrual	-	-	(6,900)	(122,738)
Write-off of unamortized costs from the voluntary surrender of equity
awards	-	-	-	(20,202)
	$55,851	$36,581	$115,927	$(15,384)

(1)			The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the "Company") as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and of changes in equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

November 2, 2010

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2010. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2010.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended September 30, 2010:

	Total Return(1)
	Vornado	RMS	SNL
One-year	37.1%	30.5%	31.1%
Three-year	(15.6%)	(18.8%)	(16.2%)
Five-year	18.7%	9.8%	13.0%
Ten-year	290.6%	169.3%	184.1%

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

The economic recession and illiquidity and volatility in the financial and capital markets during 2008 and 2009 negatively affected substantially all businesses, including ours.  Although signs of an economic recovery in 2010 have emerged, it is not possible for us to quantify the timing and impact of such a recovery, or lack thereof, on our future financial results.

Overview - continued

2010 Acquisitions and Significant Investments

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We currently own an economic interest in 23,400,000 common shares of J.C Penney, or 9.9% of its outstanding common shares.  Below are the details of our investment.

In September 2010, we acquired 2,684,010 common shares at an average price of $26.87 per share, or $72,107,000 in the aggregate.  These shares are included as a component of marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  Gains or losses resulting from the mark-to-market of these shares are recognized as an increase or decrease in “accumulated other comprehensive income” (a component of shareholders’ equity on our consolidated balance sheet) and not recognized in income.  In the quarter ended September 30, 2010, we recognized an $845,000 unrealized gain based on J.C. Penney’s September 30, 2010 closing share price of $27.18 per share.  In October 2010, we acquired an additional 400,000 common shares at an average price of $27.46 per share, or $10,983,000 in the aggregate.  Accordingly, we currently own 3,084,010 common shares at an average price of $26.94 per share, or $83,090,000 in the aggregate.

On September 28, 2010, we acquired call options to purchase 15,500,000 common shares at a strike price of $12.2437 per share for $199,265,000, which expire on March 27, 2012.  We may exercise all or portions of the options prior to expiration.  The options may be settled, at our election, in cash or common shares.  These options are derivative instruments that do not qualify for hedge accounting treatment.  Gains or losses resulting from the mark-to-market of the derivative instruments are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statement of income.  In the quarter ended September 30, 2010, we recognized a $32,249,000 net gain, based on J.C. Penney’s September 30, 2010 closing share price of $27.18 per share and our weighted average cost of $25.10 per share.  At September 30, 2010, the $199,265,000 cost of the options and the $32,249,000 mark-to-market increase in the value of the options are included in “other assets” and the $199,265,000 settled on October 1, 2010, is included in “other liabilities” on our consolidated balance sheet.

On October 7, 2010, we entered into a forward contract to acquire 4,815,990 common shares at an initial weighted average strike price of $28.41 per share.  We may accelerate settlement, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The forward contract may be settled, at our election, in cash or common shares.  Pursuant to the terms of the contract, the strike price for each share increases at an annual rate of LIBOR plus 80 basis points and decreases for dividends received on the shares.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Gains or losses resulting from the mark-to-market of the derivative instrument are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statement of income.

Investment in LNR Property Corporation (“LNR”)

On July 29, 2010, as a part of LNR’s recapitalization, we acquired a 26.2% equity interest in LNR for $116,000,000 in cash and conversion into equity of our $15,000,000 mezzanine loan (the then current carrying amount) made to LNR’s parent, Riley Holdco Corp.  The recapitalization involved an infusion of a total of $417,000,000 in new cash equity and the reduction of LNR’s total debt to $425,000,000 from $1.3 billion, excluding liabilities related to the consolidated CMBS and CDO trusts described below.  We account for our equity interest in LNR under the equity method.  Upon finalization of purchase accounting in the fourth quarter, we will recognize our 26.2% pro rata share of LNR’s earnings for the period from July 29, 2010 (date of acquisition) to September 30, 2010, which will not be material to our consolidated statements of income, as well as our share of their fourth quarter earnings.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans) are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the estimated fair value of the assets and liabilities of these trusts each period are recognized in LNR’s consolidated income statement and allocated to the noncontrolling interests, which is applied to “appropriated deficit” on LNR’s consolidated balance sheet, and not to LNR’s equity holders, including us.  As of July 29, 2010, LNR’s consolidated balance sheet included $119 billion of assets and $142 billion of liabilities related to CMBS and CDO trusts.

Overview - continued

2010 Acquisitions and Significant Investments

Vornado Capital Partners L.P.

On July 6, 2010, we completed the first closing of Vornado Capital Partners, L.P., our real estate investment fund (the “Fund”), with aggregate equity commitments of $550,000,000, of which we committed $200,000,000.  We expect to raise an additional $450,000,000 bringing total commitments to $1 billion.  We are the general partner and investment manager of the Fund and it is our exclusive investment vehicle during the three-year investment period for all investments that fit within the Fund’s investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) noncontrolling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund has a term of eight years from the final closing date.  The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.   We consolidate the accounts of the Fund into our consolidated financial statements.  In the three and nine months ended September 30, 2010, we expensed $3,752,000 and $6,482,000, respectively, for organization costs which are included as a component of “general and administrative” expenses on our consolidated statement of income.

In September 2010, the Fund received $59,240,000 of capital from partners, including $21,542,000 from us.  In October 2010, the Fund received an additional $53,300,000 of capital from partners, including $19,382,000 from us, for total capital contributions to date of $112,540,000.  In the third quarter of 2010, the Fund acquired two investments aggregating $42,500,000 in cash and in October 2010, the Fund acquired a third investment for $168,000,000, of which $100,000,000 was mortgage financed and $68,000,000 was paid in cash.  In addition, the Fund reimbursed us for $1,500,000 of organization costs.

2010 Financing Activities

In 2010, through open market repurchases and tender offers, we purchased $257,324,000 aggregate face amount ($252,048,000 aggregate carrying amount) of our convertible senior debentures and $17,000,000 aggregate face amount ($16,981,000 aggregate carrying amount) of our senior unsecured notes for $261,420,000 and $17,382,000 in cash, respectively.

In August 2010, we sold $660,000,000 of 10-year mortgage notes in a single issuer securitization.  The notes are comprised of a $600,000,000 fixed rate component and a $60,000,000 variable rate component and are cross-collateralized by 40 strip shopping centers in the Mid-Atlantic region.  The $600,000,000 fixed rate portion bears interest at an initial rate of 4.18% and a weighted average rate of 4.31% over the 10-year term and amortizes based on a 30-year schedule.  The variable rate portion bears interest at LIBOR plus 1.36%, with a 1% floor (2.36% at September 30, 2010).

In March 2010, we completed a public offering of $500,000,000 aggregate principal amount of 4.25% senior unsecured notes due April 1, 2015.  Interest on the notes is payable semi-annually on April 1 and October 1, commencing on October 1, 2010.  The notes were sold at 99.834% of their face amount to yield 4.287%.  The notes can be redeemed without penalty beginning January 1, 2015.  We retained net proceeds of approximately $496,000,000.

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

Overview - continued

Quarter Ended September 30, 2010 Financial Results Summary

Net income attributable to common shareholders for the quarter ended September 30, 2010 was $95,192,000, or $0.52 per diluted share, compared to $126,348,000, or $0.70 per diluted share, for the quarter ended September 30, 2009.  Net income for the quarter ended September 30, 2009 includes $43,329,000 of net gains on sale of real estate.  In addition, the quarters ended September 30, 2010 and September 30, 2009 include certain items that affect comparability which are listed in the table below.  The aggregate of the net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $18,043,000, or $0.10 per diluted share for the quarter ended September 30, 2010, and $52,847,000, or $0.29 per diluted share for the quarter ended September 30, 2009.

Funds from operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended September 30, 2010 was $248,964,000, or $1.31 per diluted share, compared to $234,246,000, or $1.25 per diluted share, for the prior year’s quarter.  FFO for the quarters ended September 30, 2010 and 2009 include certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $18,043,000, or $0.09 per diluted share for the quarter ended September 30, 2010, and $12,870,000 or $0.07 per diluted share for the quarter ended September 30, 2009.

	For the Three Months
	Ended September 30,
(Amounts in thousands, except per share amounts)	2010	2009
Items that affect comparability (income) expense:
(Income) from the mark-to-market of derivative positions in marketable equity securities	$(32,249)	$-
Impairment losses and costs of acquisitions not consummated	5,921	-
Default interest and fees accrued on three loans in special servicing	5,887	-
Discount on redemption of preferred shares	(4,382)	-
Real Estate Fund organization costs	3,752	-
Net loss (gain) on early extinguishment of debt	724	(3,407)
Our share of partially owned entities:
Alexander's – income tax benefit	(641)	(13,668)
Lexington Realty Trust - impairment losses	-	14,541
Toys "R" Us – litigation settlement income	-	(10,200)
Other, net	1,564	(1,172)
	(19,424)	(13,906)
Noncontrolling interests’ share of above adjustments	1,381	1,036
Items that affect comparability, net	$(18,043)	$(12,870)

The percentage increase in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended September 30, 2010 over the quarter ended September 30, 2009 and the trailing quarter ended June 30, 2010 are summarized below.

		New York	Washington, DC		Merchandise
Same Store EBITDA:		Office	Office	Retail	Mart
	September 30, 2010 vs. September 30, 2009
	GAAP basis	3.3%	4.7%	12.3%	(5.4%)
	Cash Basis	4.8%	9.5%	9.8%	(4.7%)
	September 30, 2010 vs. June 30, 2010
	GAAP basis	(0.7%)	(0.9%)	5.3%	(17.8%)	(1)
	Cash Basis	(0.9%)	(0.5%)	5.4%	(15.7%)	(1)

(1)	Primarily from the timing of trade shows.

Overview – continued

Nine Months Ended September 30, 2010 Financial Results Summary

Net income attributable to common shareholders for the nine months ended September 30, 2010 was $353,317,000, or $1.92 per diluted share, compared to $200,285,000, or $1.17 per diluted share, for the nine months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 and 2009 includes $307,000 and $44,002,000, respectively, of net gains on sale of real estate.  In addition, the nine months ended September 30, 2010 and 2009 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the nine months ended September 30, 2010 by $7,475,000, or $0.04 per diluted share and decreased net income attributable to common shareholders for the nine months ended September 30, 2009 by $55,408,000, or $0.33 per diluted share.

FFO for the nine months ended September 30, 2010 was $814,030,000, or $4.29 per diluted share, compared to $602,825,000, or $3.42 per diluted share, for the prior year’s nine months.  FFO for the nine months ended September 30, 2010 and 2009 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO for the nine months ended September 30, 2010 by $7,206,000, or $0.04 per diluted share and decreased FFO for the nine months ended September 30, 2009 by $96,077,000, or $0.55 per diluted share.

	For the Nine Months
	Ended September 30,
(Amounts in thousands, except per share amounts)	2010	2009
Items that affect comparability (income) expense:
(Income) from the mark-to-market of derivative positions in marketable equity securities	$(32,249)	$-
Litigation loss accrual, impairment losses and costs of acquisitions not consummated	17,907	-
Default interest and fees accrued on three loans in special servicing	12,445	-
Discount on redemption of preferred units and shares	(11,354)	-
Mezzanine loans receivable loss accrual	6,900	122,738
Real Estate Fund organization costs	6,482	-
Net gain resulting from Lexington's March 2010 stock issuance	(5,998)	-
Net loss (gain) on early extinguishment of debt	1,796	(26,996)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	32,588
Our share of partially owned entities:
Alexander's - income tax benefit and stock appreciation rights	(641)	(24,773)
Toys - purchase accounting adjustments and litigation settlement income	-	(24,146)
Lexington - impairment losses	-	19,121
Filene's, Boston - lease termination payment	-	7,650
Other, net	(3,032)	(1,791)
	(7,744)	104,391
Noncontrolling interests’ share of above adjustments	538	(8,314)
Items that affect comparability, net	$(7,206)	$96,077

The percentage increase (decrease) in GAAP basis and cash basis same store EBITDA of our operating segments for the nine months ended September 30, 2010 over the nine months ended September 30, 2009 is summarized below.

	New York	Washington, DC		Merchandise
Same Store EBITDA:	Office	Office	Retail	Mart
September 30, 2010 vs. September 30, 2009
GAAP basis	2.2%	5.7%	9.7%	(2.4%)
Cash Basis	3.4%	8.1%	11.1%	(2.8%)

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

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
As of September 30, 2010:	Office	Office	Retail (3)	Office	Showroom
Square feet (in service)	16,180	18,566	22,907	2,633	6,161
Number of properties	28	84	163	8	8
Occupancy rate	96.0%	94.7%(2)	92.5%	91.1%	91.5%

Leasing Activity:
Quarter Ended September 30, 2010:
Square feet	417	566	291	21	155
Initial rent per square foot (1)	$50.12	$38.19	$31.09	$24.66	$22.81
Weighted average lease terms (years)	8.3	5.3	10.6	4.9	3.8
Rent per square foot - relet space:
Square feet	390	527	66	21	155
Initial rent - cash basis (1)	$50.82	$38.09	$26.25	$24.66	$22.81
Prior escalated rent - cash basis	$51.67	$35.78	$23.33	$23.71	$23.74
Percentage (decrease) increase:
Cash basis	(1.6%)	6.5%	12.5%	4.0%	(3.9%)
GAAP basis	2.2%	10.2%	16.6%	(5.6%)	1.1%
Rent per square foot - vacant space:
Square feet	27	39	225	-	-
Initial rent (1)	$39.81	$39.49	$32.52	$-	$-
Tenant improvements and leasing
commissions:
Per square foot	$52.33	$11.75	$10.30	$18.14	$3.09
Per square foot per annum:	$6.30	$2.22	$0.97	$3.70	$0.81
Percentage of initial rent	12.6%	5.8%	3.1%	15.0%	3.6%

Nine Months Ended September 30, 2010:
Square feet	1,031	1,289	1,022	329	925
Initial rent per square foot (1)	$48.42	$38.30	$24.09	$29.15	$24.41
Weighted average lease terms (years)	7.7	4.5	8.8	13.7	4.0
Rent per square foot - relet space:
Square feet	868	1,050	348	65	925
Initial rent - cash basis (1)	$49.54	$38.44	$16.53	$26.05	$24.41
Prior escalated rent - cash basis	$52.16	$35.83	$15.47	$24.90	$25.90
Percentage (decrease) increase:
Cash basis	(5.0%)	7.3%	6.9%	4.6%	(5.8%)
GAAP basis	(3.2%)	11.6%	12.0%	17.6%	(0.5%)
Rent per square foot - vacant space:
Square feet	163	239	674	264	-
Initial rent (1)	$42.63	$37.70	$27.99	$29.92	$-
Tenant improvements and leasing
commissions:
Per square foot	$52.24	$11.62	$12.29	$88.33	$4.09
Per square foot per annum:	$6.78	$2.58	$1.40	$6.46	$1.02
Percentage of initial rent	14.0%	6.7%	5.8%	22.2%	4.2%

See notes on the following table

Overview - continued

	(Square feet in thousands)		New York	Washington, DC		Merchandise Mart
			Office	Office	Retail (3)	Office	Showroom
As of June 30, 2010:
	Square feet (in service)		16,187	18,558	22,767	2,630	6,166
	Number of properties		28	84	164	8	8
	Occupancy rate		95.5%	95.0%(2)	92.3%	91.1%	91.7%

As of December 31, 2009:
	Square feet (in service)		16,173	18,560	22,553	2,464	6,301
	Number of properties		28	84	164	8	8
	Occupancy rate		95.5%	93.3%(2)	91.6%	88.9%	88.4%

As of September 30, 2009:
	Square feet (in service)		16,167	18,156	22,096	2,447	6,319
	Number of properties		28	81	164	8	8
	Occupancy rate		96.0%	93.5%(2)	91.6%	87.1%	88.9%

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

(2)	Excluding residential and other properties, occupancy rates for the office properties were as follows.
	September 30, 2010	94.3%
	June 30, 2010	94.8%
	December 31, 2009	94.6%
	September 30, 2009	94.5%

(3)	Mall sales per square foot, including partially owned malls, for the trailing twelve months ended September 30, 2010 and 2009 were $465 and
	$471, respectively.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2010 and 2009

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2010 and 2009.

(Amounts in thousands)	For the Three Months Ended September 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$542,937	$195,105	$149,673	$100,342	$52,694	$-	$45,123
Straight-line rents:
Contractual rent increases	12,765	5,998	1,625	4,489	291	-	362
Amortization of free rent	4,259	1,569	(1,243)	3,563	(350)	-	720
Amortization of acquired below-
market leases, net	16,935	8,911	588	6,030	15	-	1,391
Total rentals	576,896	211,583	150,643	114,424	52,650	-	47,596
Tenant expense reimbursements	97,835	40,443	15,970	36,378	3,691	-	1,353
Fee and other income:
Tenant cleaning fees	13,613	21,721	-	-	-	-	(8,108)
Management and leasing fees	3,555	1,428	2,772	214	(2)	-	(857)
Lease termination fees	2,301	1,220	728	346	7	-	-
Other	12,832	5,505	5,567	1,026	812	-	(78)
Total revenues	707,032	281,900	175,680	152,388	57,158	-	39,906
Operating expenses	281,548	124,323	60,390	54,105	28,832	-	13,898
Depreciation and amortization	134,755	44,235	37,266	27,061	12,671	-	13,522
General and administrative	56,557	4,514	5,985	8,846	7,353	-	29,859
Impairment losses and acquisition
costs	5,921	-	-	5,000	-	-	921
Total expenses	478,781	173,072	103,641	95,012	48,856	-	58,200
Operating income (loss)	228,251	108,828	72,039	57,376	8,302	-	(18,294)
(Loss) applicable to Toys	(2,557)	-	-	-	-	(2,557)	-
(Loss) income from partially owned
entities	(1,996)	1,705	(1,095)	833	8	-	(3,447)
(Loss) from Real Estate Fund	(1,410)	-	-	-	-	-	(1,410)
Interest and other investment
income, net	47,352	139	81	209	12	-	46,911
Interest and debt expense	(152,358)	(33,293)	(33,459)	(24,803)	(15,657)	-	(45,146)
Net (loss) on early extinguishment of
debt	(724)	-	-	-	-	-	(724)
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	5,072	-	-	-	-	-	5,072
Income (loss) before income taxes	121,630	77,379	37,566	33,615	(7,335)	(2,557)	(17,038)
Income tax (expense) benefit	(5,498)	(861)	(1,050)	(2)	714	-	(4,299)
Net income (loss)	116,132	76,518	36,516	33,613	(6,621)	(2,557)	(21,337)
Net (income) loss attributable to
noncontrolling interests, including
unit distributions	(11,880)	(2,442)	-	397	-	-	(9,835)
Net income (loss) attributable to
Vornado	104,252	74,076	36,516	34,010	(6,621)	(2,557)	(31,172)
Interest and debt expense(2)	208,294	31,817	34,241	26,395	15,883	40,558	59,400
Depreciation and amortization(2)	179,148	42,531	41,394	28,024	12,782	30,079	24,338
Income tax (benefit) expense(2)	(23,013)	861	1,054	2	(714)	(27,501)	3,285
EBITDA(1)	$468,681	$149,285	$113,205	$88,431	$21,330	$40,579	$55,851

See notes on page 47.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2010 and 2009 - continued

(Amounts in thousands)	For the Three Months Ended September 30, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$509,968	$189,896	$137,139	$91,286	$52,269	$-	$39,378
Straight-line rents:
Contractual rent increases	16,676	10,126	3,573	2,827	135	-	15
Amortization of free rent	4,682	(98)	2,760	1,963	19	-	38
Amortization of acquired below-
market leases, net	18,728	10,710	1,069	4,826	30	-	2,093
Total rentals	550,054	210,634	144,541	100,902	52,453	-	41,524
Tenant expense reimbursements	89,530	36,360	14,892	32,121	3,661	-	2,496
Fee and other income:
Tenant cleaning fees	11,842	17,989	-	-	-	-	(6,147)
Management and leasing fees	2,837	1,269	1,984	557	11	-	(984)
Lease termination fees	1,608	1,226	234	-	9	-	139
Other	15,348	5,854	4,979	648	3,461	-	406
Total revenues	671,219	273,332	166,630	134,228	59,595	-	37,434
Operating expenses	265,952	117,362	57,889	49,304	26,469	-	14,928
Depreciation and amortization	130,503	42,621	35,187	24,091	13,654	-	14,950
General and administrative	51,684	4,895	6,079	6,802	7,198	-	26,710
Total expenses	448,139	164,878	99,155	80,197	47,321	-	56,588
Operating income (loss)	223,080	108,454	67,475	54,031	12,274	-	(19,154)
Income applicable to Toys	22,077	-	-	-	-	22,077	-
Income (loss) from partially owned
entities	2,513	1,646	1,876	767	26	-	(1,802)
Interest and other investment
income, net	20,486	190	254	10	12	-	20,020
Interest and debt expense	(158,205)	(33,644)	(32,454)	(22,315)	(13,088)	-	(56,704)
Net gain on early extinguishment of
debt	3,407	-	-	-	-	-	3,407
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	4,432	-	-	-	-	-	4,432
Income (loss) before income taxes	117,790	76,646	37,151	32,493	(776)	22,077	(49,801)
Income tax expense	(5,267)	(585)	(44)	(39)	(847)	-	(3,752)
Income (loss) from continuing
operations	112,523	76,061	37,107	32,454	(1,623)	22,077	(53,553)
Income from discontinued operations	43,321	-	41,992	1,329	-	-	-
Net income (loss)	155,844	76,061	79,099	33,783	(1,623)	22,077	(53,553)
Net (income) loss attributable to
noncontrolling interests, including
unit distributions	(15,227)	(2,817)	-	15	-	-	(12,425)
Net income (loss) attributable to
Vornado	140,617	73,244	79,099	33,798	(1,623)	22,077	(65,978)
Interest and debt expense(2)	212,727	31,945	32,980	23,978	13,315	39,136	71,373
Depreciation and amortization(2)	178,436	41,101	37,116	25,029	13,772	34,357	27,061
Income tax (benefit) expense(2)	(30,479)	585	47	39	847	(36,122)	4,125
EBITDA(1)	$501,301	$146,875	$149,242	$82,844	$26,311	$59,448	$36,581

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2010 and 2009 - continued

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

	For the Three Months
(Amounts in thousands)	Ended September 30,
	2010	2009
Alexander's	$13,288	$26,769	(2)
555 California Street	11,797	10,090
Lexington	8,092	(1,863)	(3)
Hotel Pennsylvania	8,080	3,599
Industrial warehouses	460	1,219
Other investments	3,225	7,071
	44,942	46,885
Corporate general and administrative expenses (1)	(20,712)	(18,619)
Investment income and other, net (1)	15,808	19,877
Net income attributable to noncontrolling interests, including unit distributions	(11,584)	(14,969)
Income from the mark-to-market of derivative positions in marketable equity securities	32,249	-
Real Estate Fund organization costs	(3,207)	-
Costs of acquisitions not consummated	(921)	-
Net (loss) gain on early extinguishment of debt	(724)	3,407
	$55,851	$36,581

(1)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

(2) Includes $13,668 for our share of an income tax benefit.

(3)	Includes $14,541 for our share of non-cash impairment losses recognized by Lexington.

Results of Operations – Three Months Ended September 30, 2010 Compared to September 30, 2009

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $707,032,000 for the quarter ended September 30, 2010, compared to $671,219,000 in the prior year’s quarter, an increase of $35,813,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

		New York	Washington, DC		Merchandise
Increase (decrease) due to:	Total	Office	Office	Retail	Mart		Other
Property rentals:
Acquisitions and other	$(1,296)	$-	$(1,124)	$(172)	$-		$-
Development/redevelopment	3,612	-	3,104	508	-		-
Amortization of acquired below-market
leases, net	(1,793)	(1,799)	(481)	1,204	(15)		(702)
Hotel Pennsylvania	6,651	-	-	-	-		6,651	(1)
Trade shows	320	-	-	-	320		-
Leasing activity (see page 43)	19,348	2,748	4,603	11,982	(108)		123
Increase in property rentals	26,842	949	6,102	13,522	197		6,072

Tenant expense reimbursements:
Acquisitions/development	2,691	-	(32)	2,723	-		-
Operations	5,614	4,083	1,110	1,534	30		(1,143)
Increase (decrease) in tenant expense
reimbursements	8,305	4,083	1,078	4,257	30		(1,143)

Fee and other income:
Lease cancellation fee income	693	(6)	494	346	(2)		(139)
Management and leasing fees	718	159	788	(343)	(13)		127
BMS cleaning fees	1,771	3,732	-	-	-		(1,961)	(2)
Other	(2,516)	(349)	588	378	(2,649)	(3)	(484)
Increase (decrease) in fee and other income	666	3,536	1,870	381	(2,664)		(2,457)

Total increase (decrease) in revenues	$35,813	$8,568	$9,050	$18,160	$(2,437)		$2,472

(1)	Primarily due to higher REVPAR.

(2)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (2) on page 49.

(3)	Primarily due to $1,650 of income in the prior year in connection with a tenant surrendering its space.

Results of Operations – Three Months Ended September 30, 2010 Compared to September 30, 2009 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $478,781,000 for the quarter ended September 30, 2010, compared to $448,139,000 in the prior year’s quarter, an increase of $30,642,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

		New York		Washington, DC		Merchandise
Increase (decrease) due to:	Total	Office		Office	Retail	Mart	Other
Operating:
Acquisitions and other	$(2,063)	$(2,672)		$(46)	$655	$-	$-
Development/redevelopment	427	-		415	12	-	-
Hotel activity	2,964	-		-	-	-	2,964
Trade shows activity	(670)	-		-	-	(670)	-
Operations	14,938	9,633	(1)	2,132	4,134	3,033	(3,994)	(2)
Increase (decrease) in operating expenses	15,596	6,961		2,501	4,801	2,363	(1,030)

Depreciation and amortization:
Acquisitions/development	(776)	-		(943)	167	-	-
Operations (due to additions to buildings
and improvements)	5,028	1,614		3,022	2,803	(983)	(1,428)
Increase (decrease) in depreciation and
amortization	4,252	1,614		2,079	2,970	(983)	(1,428)

General and administrative:
Acquisitions and other	855	-		-	855	-	-
Mark-to-market of deferred compensation
plan liability (3)	(1,780)	-		-	-	-	(1,780)
Real Estate Fund organization costs	3,207	-		-	-	-	3,207
Operations	2,591	(381)		(94)	1,189	155	1,722	(4)
Increase (decrease) in general and
administrative	4,873	(381)		(94)	2,044	155	3,149

Litigation loss accrual, impairment losses and
acquisition costs	5,921	-		-	5,000	-	921

Total increase in expenses	$30,642	$8,194		$4,486	$14,815	$1,535	$1,612

(1)	Results from increases in (i) reimbursable operating expenses of $5,621, (ii) BMS operating expenses of $2,863, and (iii) non-reimbursable operating expenses of $1,149.
(2)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (2) on page 48.

(3)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(4)	Primarily from higher stock-based compensation expense as a result of awards granted in March 2010.

Results of Operations – Three Months Ended September 30, 2010 Compared to September 30, 2009 - continued

(Loss) Income Applicable to Toys

During the quarter ended September 30, 2010, we recognized a net loss of $2,557,000 from our investment in Toys, comprised of $5,073,000 for our 32.7% share of Toys’ net loss ($32,574,000 before our share of Toys’ income tax benefit) and $2,516,000 of interest and other income.

During the quarter ended September 30, 2009, we recognized net income of $22,077,000 from our investment in Toys, comprised of $20,137,000 for our 32.7% share of Toys’ net income (a net loss of $15,985,000 before our share of Toys’ income tax benefit), and $1,940,000 of interest and other income.

(Loss) Income from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the three months ended September 30, 2010 and 2009.

	For the Three Months Ended
	September 30,
(Amounts in thousands)	2010	2009
Equity in Net (Loss) Income:
Alexander's - 32.4% share of equity in net income	$7,557	$21,297	(1)

Lexington - 13.7% share in 2010 and 16.1% share in 2009 of equity in net loss	(2,301)	(15,054)	(2)

India real estate ventures - 4% to 36.5% range in our share of equity in net loss	(195)	(465)

Other, net (3)	(7,057)	(3,265)
	$(1,996)	$2,513

(1)	Includes $13,668 for our share of an income tax benefit.

(2)	Includes $14,541 for our share of non-cash impairment losses recognized by Lexington.

(3)	Represents equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

Loss from Real Estate Fund

In the three months ended September 30, 2010, we recognized a $1,410,000 loss from our Real Estate Fund, primarily from $1,500,000 of organization costs.  Of this loss, $1,091,000 is allocated to the noncontrolling interest and is included as a reduction of “net income attributable to noncontrolling interests, including unit distributions,” on our consolidated statement of income.

Results of Operations – Three Months Ended September 30, 2010 Compared to September 30, 2009 - continued

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was $47,352,000 for the three months ended September 30, 2010, compared to $20,486,000 in the prior year’s quarter, an increase of $26,866,000. This increase resulted from:

(Amounts in thousands)

Mark-to-market of derivative positions in marketable equity securities in 2010	$32,249
Lower average mezzanine loan investments ($111,000 in this quarter compared to $268,000 in the
prior year's quarter)	(3,901)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(1,780)
Other, net	298
$26,866

Interest and Debt Expense

Interest and debt expense was $152,358,000 for the three months ended September 30, 2010, compared to $158,205,000 in the prior year’s quarter, a decrease of $5,847,000.  This decrease was primarily due to savings of (i) $21,825,000 from the acquisition and retirement of an aggregate of $2.1 billion of our convertible senior debentures and senior unsecured notes in 2009 and (ii) $8,027,000 from the repayment of $400,000,000 of cross-collateralized debt secured by our portfolio of 42 strip shopping centers, partially offset by (iii) $14,309,000 from the issuance of $460,000,000 of senior unsecured notes in September 2009 and $500,000,000 of senior unsecured notes in March 2010, (iv) $5,887,000 of default interest and fees accrued on three loans in special servicing and (v) $3,175,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers.

Net (Loss) Gain on Early Extinguishment of Debt

In the three months ended September 30, 2010, we recognized a $724,000 net loss on the early extinguishment of debt, compared to a $3,407,000 net gain in the prior year’s quarter.  The current year’s loss and the prior year’s gain resulted from the acquisition and retirement of our convertible senior debentures and senior unsecured notes.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other Than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $5,072,000 in the three months ended September 30, 2010, compared to $4,432,000 in the prior year’s quarter and was primarily comprised of net gains on sale of marketable securities.

Income Tax Expense

Income tax expense was $5,498,000 in the three months ended September 30, 2010, compared to $5,267,000 in the prior year’s quarter.

Results of Operations – Three Months Ended September 30, 2010 Compared to September 30, 2009 - continued

Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended September 30, 2010 and 2009 and include the operating results of 1999 K Street, which was sold on September 1, 2009 and 15 other retail properties, which were sold during 2009.

	For the Three Months Ended
	September 30,
(Amounts in thousands)	2010	2009

Total revenues	$-	$1,356
Total expenses	-	690
Net income	-	666
Net gain on sale of 1999 K Street	-	41,211
Net gain on sale of other real estate	-	1,444
Income from discontinued operations	$-	$43,321

	.

Net Income Attributable to Noncontrolling Interests, Including Unit Distributions

Net income attributable to noncontrolling interests was $11,880,000, in the three months ended September 30, 2010, compared to $15,227,000 in the prior year’s quarter.  Net income attributable to noncontrolling interests for the three months ended September 30, 2010 and 2009 is comprised of (i) allocations of income to redeemable noncontrolling interests of $7,119,000 and $10,151,000, respectively, (ii) net income attributable to noncontrolling interests in consolidated subsidiaries of $296,000 and $258,000, respectively, and (iii) preferred unit distributions of the Operating Partnership of $4,465,000 and $4,818,000, respectively.

Preferred Share Dividends

Preferred share dividends were $13,442,000 for the three months ended September 30, 2010, compared to $14,269,000 for the prior year’s quarter.

Discount on Preferred Share Redemptions

Discount on preferred share redemptions of $4,382,000 in the three months ended September 30, 2010 resulted from the redemption of 1,600,000 Series D-10 preferred shares.

Results of Operations – Three Months Ended September 30, 2010 Compared to September 30, 2009 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended September 30, 2010	$149,285	$113,205	$88,431	$21,330
Add-back: non-property level overhead
expenses included above	4,514	5,985	8,846	7,353
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	585	(1,634)	(735)	251
GAAP basis same store EBITDA for the three months
ended September 30, 2010	154,384	117,556	96,542	28,934
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(14,845)	(110)	(11,136)	44
Cash basis same store EBITDA for the three months
ended September 30, 2010	$139,539	$117,446	$85,406	$28,978

EBITDA for the three months ended September 30, 2009	$146,875	$149,242	$82,844	$26,311
Add-back: non-property level overhead
expenses included above	4,895	6,079	6,802	7,198
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,284)	(42,998)	(3,686)	(2,924)
GAAP basis same store EBITDA for the three months
ended September 30, 2009	149,486	112,323	85,960	30,585
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(16,334)	(5,088)	(8,193)	(184)
Cash basis same store EBITDA for the three months
ended September 30, 2009	$133,152	$107,235	$77,767	$30,401

Increase (decrease) in GAAP basis same store EBITDA for
the three months ended September 30, 2010 over the
three months ended September 30, 2009	$4,898	$5,233	$10,582	$(1,651)

Increase (decrease) in Cash basis same store EBITDA for
the three months ended September 30, 2010 over the
three months ended September 30, 2009	$6,387	$10,211	$7,639	$(1,423)

% increase (decrease) in GAAP basis same store EBITDA	3.3%	4.7%	12.3%	(5.4%)

% increase (decrease) in Cash basis same store EBITDA	4.8%	9.5%	9.8%	(4.7%)

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2010 and 2009

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2010 and 2009.

(Amounts in thousands)	For the Nine Months Ended September 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,608,897	$582,957	$435,612	$293,106	$175,070	$-	$122,152
Straight-line rents:
Contractual rent increases	39,089	19,278	5,448	11,997	1,521	-	845
Amortization of free rent	16,492	3,338	527	10,237	705	-	1,685
Amortization of acquired below-
market leases, net	49,144	27,250	1,935	15,528	(91)	-	4,522
Total rentals	1,713,622	632,823	443,522	330,868	177,205	-	129,204
Tenant expense reimbursements	278,836	106,126	45,096	110,094	11,715	-	5,805
Fee and other income:
Tenant cleaning fees	40,733	62,778	-	-	-	-	(22,045)
Management and leasing fees	16,075	4,278	13,252	759	31	-	(2,245)
Lease termination fees	11,577	4,245	1,256	4,182	1,894	-	-
Other	38,625	14,428	16,489	2,829	3,596	-	1,283
Total revenues	2,099,468	824,678	519,615	448,732	194,441	-	112,002
Operating expenses	828,528	350,427	169,105	164,283	99,863	-	44,850
Depreciation and amortization	405,844	132,213	110,482	82,756	38,700	-	41,693
General and administrative	154,869	13,860	18,082	22,678	21,764	-	78,485
Litigation loss accrual, impairment
losses and acquisition costs	17,907	-	10,056	5,000	-	-	2,851
Total expenses	1,407,148	496,500	307,725	274,717	160,327	-	167,879
Operating income (loss)	692,320	328,178	211,890	174,015	34,114	-	(55,877)
Income applicable to Toys	102,309	-	-	-	-	102,309	-
Income (loss) from partially owned
entities	13,800	4,345	(1,099)	3,353	239	-	6,962
(Loss) from Real Estate Fund	(1,410)	-	-	-	-	-	(1,410)
Interest and other investment
income, net	65,936	466	131	400	37	-	64,902
Interest and debt expense	(441,980)	(99,026)	(102,247)	(63,702)	(44,699)	-	(132,306)
Net (loss) on early extinguishment of
debt	(1,796)	-	-	-	-	-	(1,796)
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	12,759	-	-	-	765	-	11,994
Income (loss) before income taxes	441,938	233,963	108,675	114,066	(9,544)	102,309	(107,531)
Income tax (expense) benefit	(16,051)	(1,670)	(1,150)	(37)	118	-	(13,312)
Net income (loss)	425,887	232,293	107,525	114,029	(9,426)	102,309	(120,843)
Net (income) loss attributable to
noncontrolling interests, including
unit distributions	(34,977)	(7,290)	-	895	-	-	(28,582)
Net income (loss) attributable to
Vornado	390,910	225,003	107,525	114,924	(9,426)	102,309	(149,425)
Interest and debt expense(2)	611,993	94,404	104,355	68,275	45,370	123,791	175,798
Depreciation and amortization(2)	549,400	127,341	120,929	85,335	39,049	99,850	76,896
Income tax expense (benefit)(2)	13,553	1,670	1,161	37	(59)	(1,914)	12,658
EBITDA(1)	$1,565,856	$448,418	$333,970	$268,571	$74,934	$324,036	$115,927

See notes on page 56.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2010 and 2009 - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,529,747	$568,884	$399,937	$268,519	$176,224	$-	$116,183
Straight-line rents:
Contractual rent increases	43,469	24,315	9,348	8,442	1,406	-	(42)
Amortization of free rent	24,871	2,209	9,829	12,380	312	-	141
Amortization of acquired below-
market leases, net	56,270	30,518	3,117	18,362	71	-	4,202
Total rentals	1,654,357	625,926	422,231	307,703	178,013	-	120,484
Tenant expense reimbursements	270,934	103,609	47,936	99,337	13,492	-	6,560
Fee and other income:
Tenant cleaning fees	37,034	52,579	-	-	-	-	(15,545)
Management and leasing fees	8,255	3,363	5,936	1,248	25	-	(2,317)
Lease termination fees	4,356	1,524	1,916	100	677	-	139
Other	48,639	16,261	15,129	2,296	6,324	-	8,629
Total revenues	2,023,575	803,262	493,148	410,684	198,531	-	117,950
Operating expenses	814,561	340,552	169,379	155,503	100,134	-	48,993
Depreciation and amortization	398,845	129,884	105,096	75,881	40,800	-	47,184
General and administrative	180,381	18,588	20,548	24,946	25,092	-	91,207
Total expenses	1,393,787	489,024	295,023	256,330	166,026	-	187,384
Operating income (loss)	629,788	314,238	198,125	154,354	32,505	-	(69,434)
Income applicable to Toys	118,897	-	-	-	-	118,897	-
(Loss) income from partially owned
entities	(3,080)	4,485	5,504	3,164	186	-	(16,419)
Interest and other investment (loss)
income, net	(63,608)	712	573	63	83	-	(65,039)
Interest and debt expense	(475,028)	(100,118)	(94,408)	(67,093)	(38,888)	-	(174,521)
Net gain on early extinguishment of
debt	26,996	-	-	769	-	-	26,227
Net gain on disposition of wholly
owned and partially owned assets
other than depreciable real estate	4,432	-	-	-	-	-	4,432
Income (loss) before income taxes	238,397	219,317	109,794	91,257	(6,114)	118,897	(294,754)
Income tax expense	(15,773)	(845)	(1,232)	(316)	(1,755)	-	(11,625)
Income (loss) from continuing
operations	222,624	218,472	108,562	90,941	(7,869)	118,897	(306,379)
Income from discontinued operations	49,276	-	46,004	3,272	-	-	-
Net income (loss)	271,900	218,472	154,566	94,213	(7,869)	118,897	(306,379)
Net (income) loss attributable to
noncontrolling interests, including
unit distributions	(28,808)	(6,438)	-	630	-	-	(23,000)
Net income (loss) attributable to
Vornado	243,092	212,034	154,566	94,843	(7,869)	118,897	(329,379)
Interest and debt expense(2)	612,416	95,058	96,818	71,496	39,563	89,897	219,584
Depreciation and amortization(2)	539,554	125,831	110,263	78,724	41,203	101,368	82,165
Income tax expense(2)	23,804	845	1,242	316	1,820	7,335	12,246
EBITDA(1)	$1,418,866	$433,768	$362,889	$245,379	$74,717	$317,497	$(15,384)

See notes on the following page.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2010 and 2009 - continued

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

	For the Nine Months
(Amounts in thousands)	Ended September 30,
	2010		2009
Alexander's	$41,947		$65,229	(2)
Lexington	37,375	(3)	15,129	(4)
555 California Street	34,421		31,885
Hotel Pennsylvania	14,249		7,823
Industrial warehouses	2,067		3,902
Other investments	23,382		1,904	(5)
	153,441		125,872
Corporate general and administrative expenses (1)	(60,668)		(56,653)
Investment income and other, net (1)	41,876		64,360
Net income attributable to noncontrolling interests, including unit distributions	(33,487)		(32,250)
Income from the mark-to-market of derivative positions in marketable equity securities	32,249		-
Mezzanine loans receivable (loss) accrual	(6,900)		(122,738)
Real Estate Fund organization costs	(5,937)		-
Costs of acquisitions not consummated	(2,851)		-
Net (loss) gain on early extinguishment of debt	(1,796)		26,227
Write-off of unamortized costs from the voluntary surrender of equity awards	-		(20,202)
	$115,927		$(15,384)

(1)	The amount in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

(2)	Includes an aggregate of $24,773 of income for our share of an income tax benefit and the reversal of accrued stock appreciation rights compensation expense.

(3)	Includes a $5,998 net gain resulting from Lexington's March 2010 stock issuance.

(4)	Includes $19,121 for our share of non-cash impairment losses recognized by Lexington.

(5)	Includes $7,650 of expense for our share of the Downtown Crossing, Boston lease termination payment.

Results of Operations – Nine Months Ended September 30, 2010 Compared to September 30, 2009

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,099,468,000 for the nine months ended September 30, 2010, compared to $2,023,575,000 in the prior year’s nine months, an increase of $75,893,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

		New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total	Office	Office		Retail	Mart		Other
Property rentals:
Acquisitions and other	$(1,472)	$-	$(2,028)		$(460)	$2,064		$(1,048)
Development/redevelopment	9,944	-	7,406		2,538	-		-
Amortization of acquired below-market
leases, net	(7,126)	(3,268)	(1,182)		(2,834)	(162)		320
Hotel Pennsylvania	10,596	-	-		-	-		10,596	(1)
Trade shows	2,002	-	-		-	2,002		-
Leasing activity (see page 43)	45,321	10,165	17,095		23,921	(4,712)		(1,148)
Increase (decrease) in property rentals	59,265	6,897	21,291		23,165	(808)		8,720

Tenant expense reimbursements:
Acquisitions/development	3,398	-	(72)		3,719	-		(249)
Operations	4,504	2,517	(2,768)		7,038	(1,777)		(506)
Increase (decrease) in tenant expense
reimbursements	7,902	2,517	(2,840)		10,757	(1,777)		(755)

Fee and other income:
Lease cancellation fee income	7,221	2,721	(660)		4,082	1,217		(139)
Management and leasing fees	7,820	915	7,316	(2)	(489)	6		72
BMS cleaning fees	3,699	10,199	-		-	-		(6,500)	(3)
Other	(10,014)	(1,833)	1,360		533	(2,728)	(4)	(7,346)	(5)
Increase (decrease) in fee and other income	8,726	12,002	8,016		4,126	(1,505)		(13,913)

Total increase (decrease) in revenues	$75,893	$21,416	$26,467		$38,048	$(4,090)		$(5,948)

(1)	Primarily due to higher REVPAR.

(2)	Primarily from leasing fees in connection with our management of a development project.

(3)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (2) on page 58.

(4)	Primarily due to $1,650 of income in the prior year in connection with a tenant surrendering its space.

(5)	Primariy due to $5,402 of income in the prior year, resulting from the termination of a lease with a partially owned entity.

Results of Operations – Nine Months Ended September 30, 2010 Compared to September 30, 2009 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,407,148,000 for the nine months ended September 30, 2010, compared to $1,393,787,000 in the prior year’s nine months, an increase of $13,361,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

		New York		Washington, DC			Merchandise
(Decrease) increase due to:	Total	Office		Office		Retail	Mart		Other
Operating:
Acquisitions and other	$(5,938)	$(6,338)		$(182)		$(492)	$1,770		$(696)
Development/redevelopment	2,634	-		2,896		(262)	-		-
Hotel activity	6,834	-		-		-	-		6,834
Trade shows activity	448	-		-		-	448		-
Operations	9,989	16,213	(1)	(2,988)		9,534	(2,489)		(10,281)	(2)
Increase (decrease) in operating expenses	13,967	9,875		(274)		8,780	(271)		(4,143)

Depreciation and amortization:
Acquisitions/development	1,070	-		641		1,036	-		(607)
Operations (due to additions to buildings
and improvements)	5,929	2,329		4,745		5,839	(2,100)		(4,884)
Increase (decrease) in depreciation and
amortization	6,999	2,329		5,386		6,875	(2,100)		(5,491)

General and administrative:
Write-off of unamortized costs from the
voluntary surrender of equity awards (3)	(32,588)	(3,451)		(3,131)		(4,793)	(1,011)		(20,202)
Mark-to-market of deferred compensation
plan liability (4)	(419)	-		-		-	-		(419)
Real Estate Fund organization costs	5,937	-		-		-	-		5,937
Operations	1,558	(1,277)		665		2,525	(2,317)	(5)	1,962
Decrease in general and administrative	(25,512)	(4,728)		(2,466)		(2,268)	(3,328)		(12,722)

Litigation loss accrual, impairment losses
and acquisition costs	17,907	-		10,056	(6)	5,000	-		2,851

Total increase (decrease) in expenses	$13,361	$7,476		$12,702		$18,387	$(5,699)		$(19,505)

(1)	Results from increases in (i) BMS operating expense of $9,221, (ii) reimbursable operating expenses of $5,407 and (iii) non-reimbursable operating expenses of $1,585.

(2)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (3) on page 57.

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

(5)	Primarily due to $2,800 of pension plan termination costs in 2009.

(6)	For additional information, see page 69.

Results of Operations – Nine Months Ended September 30, 2010 Compared to September 30, 2009 - continued

Income Applicable to Toys

During the nine months ended September 30, 2010, we recognized net income of $102,309,000 from our investment in Toys, comprised of $95,576,000 for our 32.7% share of Toys’ net income ($93,662,000 before our share of Toys’ income tax benefit) and $6,733,000 of interest and other income.

During the nine months ended September 30, 2009, we recognized net income of $118,897,000 from our investment in Toys, comprised of (i) $99,210,000 for our 32.7% share of Toys’ net income ($106,545,000 before our share of Toys’ income tax expense), (ii) $13,946,000 for our share of income from previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $5,741,000 of interest and other income.

Income (Loss) from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2010	2009
Equity in Net Income (Loss):
Alexander's - 32.4% share of equity in net income	$21,083	$46,044	(1)

Lexington - 13.7% share in 2010 and 16.1% share in 2009 of equity in
net income (loss) (2)	3,316	(24,969)

India real estate ventures - 4% to 36.5% range in our share of equity in net income (loss)	2,062	(1,386)

Other, net (3)	(12,661)	(22,769)	(4)
	$13,800	$(3,080)

(1)	Includes an aggregate of $24,773 of income for our share of an income tax benefit and the reversal of accrued stock appreciation rights compensation expense.
(2)	2010 includes a $5,998 net gain resulting from Lexington's March 2010 stock issuance and 2009 includes $19,121 of expense for our share of non-cash impairment losses recognized by Lexington.

(3)

Represents our equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

(4)	Includes $7,650 of expense for our share of Downtown Crossing, Boston lease termination payment.

Loss from Real Estate Fund

In the nine months ended September 30, 2010, we recognized a $1,410,000 loss from our Real Estate Fund, primarily from $1,500,000 of organization costs.  Of this loss, $1,091,000 is allocated to the noncontrolling interest and is included as a reduction of “net income attributable to noncontrolling interests, including unit distributions,” on our consolidated statement of income.

Results of Operations – Nine Months Ended September 30, 2010 Compared to September 30, 2009 - continued

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was income of $65,936,000 for the nine months ended September 30, 2010, compared to a loss of $63,608,000 in the prior year’s nine months, an increase in income of $129,544,000. This increase resulted from:

(Amounts in thousands)
Mezzanine loans receivable loss accrual ($6,900 in this year's nine months compared to $122,738 in
the prior year's nine months)	$115,838
Mark-to-market of derivative positions in marketable equity securities	32,249
Lower average mezzanine loan investments ($128,000 in this year's nine months compared to $403,000
in the prior year's nine months)	(18,965)
Lower average yields on investments (0.1% in this year's nine months compared to 0.4% in the prior
year's nine months)	(1,905)
Increase in dividends and interest on marketable securities	2,484
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	(419)
Other, net	262
$129,544

Interest and Debt Expense

Interest and debt expense was $441,980,000 for the nine months ended September 30, 2010, compared to $475,028,000 in the prior year’s nine months, a decrease of $33,048,000.  This decrease was primarily due to savings of (i) $76,111,000 from the acquisition, retirement and repayment of an aggregate of $2.1 billion of our convertible senior debentures and senior unsecured notes in 2009 and (ii) $24,486,000 from the repayment of $400,000,000 cross-collateralized debt secured by our portfolio of 42 strip shopping centers, partially offset by (iii) $38,073,000 from the issuance of $460,000,000 of senior unsecured notes in September 2009 and $500,000,000 of a senior unsecured notes in March 2010, (iv) $13,179,000 of lower capitalized interest, (v) $12,445,000 of default interest and fees accrued on three loans in special servicing and (vi) $3,175,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers.

Net (Loss) Gain on Early Extinguishment of Debt

In the nine months ended September 30, 2010, we recognized a $1,796,000 net loss on the early extinguishment of debt, compared to a $26,996,000 net gain in the prior year’s nine months.  The current year’s loss and the prior year’s gain resulted from the acquisition and retirement of our convertible senior debentures and senior unsecured notes.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets Other Than Depreciable Real Estate

Net gain on disposition of wholly owned and partially owned assets other than depreciable real estate was $12,759,000 in the nine months ended September 30, 2010, compared to $4,432,000 in the prior year’s nine months and was primarily comprised of net gains on the sale of marketable securities.  The nine months ended September 30, 2010 also includes gains on sale of condominiums at our 40 East 66th Street property.

Income Tax Expense

Income tax expense was $16,051,000 in the nine months ended September 30, 2010, compared to $15,773,000 in the prior year’s nine months.

Results of Operations – Nine Months Ended September 30, 2010 Compared to September 30, 2009 - continued

Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the nine months ended September 30, 2010 and 2009 and include the operating results of 1999 K Street, which was sold on September 1, 2009 and 15 other retail properties, which were sold during 2009.

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2010	2009

Total revenues	$-	$9,846
Total expenses	-	3,225
Income from discontinued operations	-	6,621
Net gain on sale of 1999 K Street	-	41,211
Net gains on sale of other real estate	-	1,444
Income from discontinued operations	$-	$49,276

Net Income Attributable to Noncontrolling Interests, Including Unit Distributions

Net income attributable to noncontrolling interests was $34,977,000 in the nine months ended September 30, 2010, compared to $28,808,000 in the prior year’s nine months. Net income attributable to noncontrolling interests for the nine months ended September 30, 2010 and 2009 is comprised of (i) allocations of income to redeemable noncontrolling interests of $26,785,000 and $17,795,000, respectively, (ii) net income and net loss attributable to noncontrolling interests in consolidated subsidiaries of $1,490,000 and $3,442,000, respectively, (iii) preferred unit distributions of the Operating Partnership of $13,674,000 and $14,455,000, respectively and (iv) a net gain of $6,972,000 on the redemption of all of the Series D-12 perpetual preferred units in the current year.  The increase of $8,990,000 in allocations of income to redeemable noncontrolling interests resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $41,975,000 for the nine months ended September 30, 2010, compared to $42,807,000 for the prior year’s nine months.

Discount on Preferred Share Redemptions

Discount on preferred share redemptions of $4,382,000 in the nine months ended September 30, 2010 resulted from the redemption of 1,600,000 Series D-10 preferred shares.

Results of Operations – Nine Months Ended September 30, 2010 Compared to September 30, 2009 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the nine months ended September 30, 2010	$448,418	$333,970	$268,571	$74,934
Add-back: non-property level overhead
expenses included above	13,860	18,082	22,678	21,764
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,353)	(812)	(10,633)	(3,363)
GAAP basis same store EBITDA for the nine months
ended September 30, 2010	459,925	351,240	280,616	93,335
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(45,075)	(5,156)	(31,150)	(2,135)
Cash basis same store EBITDA for the nine months
ended September 30, 2010	$414,850	$346,084	$249,466	$91,200

EBITDA for the nine months ended September 30, 2009	$433,768	$362,889	$245,379	$74,717
Add-back: non-property level overhead
expenses included above	18,588	20,548	24,946	25,092
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,413)	(51,197)	(14,471)	(4,182)
GAAP basis same store EBITDA for the nine months
ended September 30, 2009	449,943	332,240	255,854	95,627
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(48,656)	(12,083)	(31,303)	(1,789)
Cash basis same store EBITDA for the nine months
ended September 30, 2009	$401,287	$320,157	$224,551	$93,838

Increase (decrease) in GAAP basis same store EBITDA for
the nine months ended September 30, 2010 over the
nine months ended September 30, 2009	$9,982	$19,000	$24,762	$(2,292)

Increase (decrease) in Cash basis same store EBITDA for
the nine months ended September 30, 2010 over the
nine months ended September 30, 2009	$13,563	$25,927	$24,915	$(2,638)

% increase (decrease) in GAAP basis same store EBITDA	2.2%	5.7%	9.7%	(2.4%)

% increase (decrease) in Cash basis same store EBITDA	3.4%	8.1%	11.1%	(2.8%)

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2010 vs. Three Months Ended June 30, 2010

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings, cash flows and funds from operations, and therefore impacts comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage rental income.  Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended September 30, 2010, compared to the three months ended June 30, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended September 30, 2010	$149,285	$113,205	$88,431	$21,330
Add-back: non-property level overhead expenses
included above	4,514	5,985	8,846	7,353
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	839	(1,634)	(735)	251
GAAP basis same store EBITDA for the three months
ended September 30, 2010	154,638	117,556	96,542	28,934
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(14,845)	(110)	(11,136)	44
Cash basis same store EBITDA for the three months
ended September 30, 2010	$139,793	$117,446	$85,406	$28,978

EBITDA for the three months ended June 30, 2010(1)	$153,045	$114,272	$88,100	$27,886
Add-back: non-property level overhead expenses
included above	4,767	6,200	6,827	7,181
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,059)	(1,855)	(3,221)	120
GAAP basis same store EBITDA for the three months
ended June 30, 2010	155,753	118,617	91,706	35,187
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(14,622)	(592)	(10,652)	(803)
Cash basis same store EBITDA for the three months
ended June 30, 2010	$141,131	$118,025	$81,054	$34,384

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended September 30, 2010 over the
three months ended June 30, 2010	$(1,115)	$(1,061)	$4,836	$(6,253)

(Decrease) increase in Cash basis same store EBITDA for
the three months ended September 30, 2010 over the
three months ended June 30, 2010	$(1,338)	$(579)	$4,352	$(5,406)

% (decrease) increase in GAAP basis same store EBITDA	(0.7%)	(0.9%)	5.3%	(17.8%)

% (decrease) increase in Cash basis same store EBITDA	(0.9%)	(0.5%)	5.4%	(15.7%)

(1)	Below is the reconciliation of net income (loss) to EBITDA for the three months ended June 30, 2010

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
Net income (loss) attributable to Vornado for the three months
ended June 30, 2010	$78,379	$40,252	$37,074	$(1,779)
Interest and debt expense	31,595	34,943	22,526	16,478
Depreciation and amortization	42,736	39,694	28,500	12,785
Income tax expense (benefit)	335	(617)	-	402
EBITDA for the three months ended June 30, 2010	$153,045	$114,272	$88,100	$27,886

LIQUIDITY AND CAPITAL RESOURCES

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties.  Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.  Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, distributions to common and preferred shareholders, as well as acquisition and development costs.  Our cash and cash equivalents were $846,254,000 at September 30, 2010, a $310,775,000 increase over the balance at December 31, 2009.  This increase resulted from $594,721,000 of net cash provided by operating activities, $61,205,000 of net cash provided by investing activities, partially offset by $345,151,000 of net cash used in financing activities.  Our consolidated outstanding debt was $11,110,047,000 at September 30, 2010, a $170,432,000 increase over the balance at December 31, 2009.

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures.  During the remainder of 2010 and 2011, $184,000,000 and $2,087,000,000 of our outstanding debt matures, respectively. We may refinance such debt or choose to repay all or a portion, using existing cash balances or our revolving credit facilities.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions as described below), may require funding from borrowings and/or equity offerings.  We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

In the fourth quarter of 2009 and the first quarter of 2010, we notified the master servicers of three non-recourse loans secured by properties in San Francisco, California, High Point, North Carolina, and Springfield, Virginia that the cash flows generated from these properties were insufficient to fund debt service payments and that we were not prepared to fund any cash shortfalls.  Accordingly, we requested that each of these loans be placed with their respective special servicers.  We have ceased making debt service payments on these loans and are in default.  These defaults have not had, nor are expected to have, any material impact on our current or future business operations, our ability to raise capital or our credit ratings.  On October 14, 2010, the special servicer of the loan secured by our San Francisco property foreclosed on the property.  As a result, in the fourth quarter, we will remove this property and related debt from our consolidated balance sheet, which will not have a material impact on our consolidated statement of income.  In October 2010, the special servicer of the loan secured by our property in High Point, North Carolina filed a motion to place the property in receivership.  We continue to negotiate with the special servicer of the loan secured by our property in Springfield, Virginia.  There can be no assurance as to the timing and ultimate resolution of these matters.  In the three and nine months ended September 30, 2010, we have accrued $5,887,000 and $12,445,000, respectively, of default interest on these loans.

We have raised, and may continue to raise, capital for future real estate acquisitions through our Real Estate Fund.  On July 6, 2010, we completed the first closing of the Fund with aggregate equity commitments of $550,000,000, of which we committed $200,000,000.  We expect to raise an additional $450,000,000 bringing total commitments to $1 billion.  We are the general partner and investment manager of the Fund and it is our exclusive investment vehicle for all investments that fit within the Fund’s investment parameters during its three-year investment period.

Cash Flows for the Nine Months Ended September 30, 2010

Cash flows provided by operating activities of $594,721,000 was comprised of (i) net income of $425,887,000, (ii) $213,747,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, (iii) distributions of income from partially owned entities of $36,829,000, partially offset by (iv) the net change in operating assets and liabilities of $81,742,000, of which $62,500,000 relates to Real Estate Fund investments.

Net cash provided by investing activities of $51,097,000 was comprised of (i) proceeds from sales of marketable securities of $126,015,000, (ii) restricted cash of $125,204,000, (iii) proceeds received from repayment of mezzanine loans receivable of $109,594,000, (iv) proceeds from the sale of real estate and related investments of $48,998,000, (v) distributions of capital from partially owned entities of $45,613,000, (vi) proceeds from maturing short-term investments of $40,000,000, partially offset by (vii) investments in partially owned entities of $159,053,000, (viii) additions to real estate of $98,789,000, (ix) development and redevelopment expenditures of $86,871,000, (x) investments in mezzanine loans receivable and other of $75,697,000, (xi) purchases of marketable equity securities of $13,917,000 and (xii) deposits in connection with real estate acquisitions of $10,000,000.

Net cash used in financing activities of $335,043,000 was comprised of (i) repayments of borrowings, including the purchase of our senior unsecured notes, of $1,462,652,000, (ii) dividends paid on common shares of $354,937,000, (iii) purchases of outstanding preferred units and shares of $48,600,000, (iv) dividends paid on preferred shares of $42,100,000, (v) distributions to noncontrolling interests of $41,055,000, (vi) debt issuance costs of $14,942,000, and (vii) repurchase of shares related to stock compensation arrangements and related tax withholdings of $13,467,000, partially offset by (viii) proceeds from borrowings of $1,603,359,000, and (ix) contributions from noncontrolling interests of $39,351,000.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2010.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$32,861	$14,233	$7,263	$3,032	$4,360	$3,973
Tenant improvements	98,465	41,678	11,146	11,701	28,905	5,035
Leasing commissions	23,884	12,560	4,352	1,702	3,982	1,288
Non-recurring capital expenditures	5,514	-	-	915	-	4,599
Total capital expenditures and leasing
commissions (accrual basis)	160,724	68,471	22,761	17,350	37,247	14,895
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	55,822	29,758	12,781	5,793	4,085	3,405
Expenditures to be made in future
periods for the current period	(97,385)	(38,665)	(13,045)	(13,027)	(27,159)	(5,489)
Total capital expenditures and leasing
commissions (cash basis)	$119,161	$59,564	$22,497	$10,116	$14,173	$12,811

Development and Redevelopment
Expenditures:
Bergen Town Center	$12,588	$-	$-	$12,588	$-	$-
Wasserman Venture	11,806	-	-	-	-	11,806
West End 25	9,011	-	9,011	-	-	-
1540 Broadway	7,493	-	-	7,493	-	-
Green Acres Mall	6,991	-	-	6,991	-	-
220 20th Street	3,946	-	3,946	-	-	-
Beverly Connection	3,452	-	-	3,452	-	-
Poughkeepsie, New York	2,396	-	-	2,396	-	-
Other	29,188	4,702	8,115	10,515	1,180	4,676
	$86,871	$4,702	$21,072	$43,435	$1,180	$16,482

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

Net cash provided by financing activities of $621,471,000 was primarily comprised of (i) $710,226,000 of proceeds from the issuance of common shares in April 2009, (ii) proceeds from borrowings of $1,208,204,000, partially offset by, (iii) repayments of borrowings of $996,218,000, (iv) dividends paid on common shares of $194,087,000, (v) dividends paid on preferred shares of $42,809,000 (vi) distributions to noncontrolling interests of $30,291,000 and (vii) the purchase of outstanding Series G Preferred Units of $24,330,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2009.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$29,744	$11,804	$12,013	$1,953	$3,974	$-
Tenant improvements	43,976	25,571	14,518	946	2,941	-
Leasing commissions	14,435	8,289	5,339	732	75	-
Non-recurring capital expenditures	21,705	11,343	644	34	-	9,684
Total capital expenditures and leasing
commissions (accrual basis)	109,860	57,007	32,514	3,665	6,990	9,684
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	97,888	53,067	33,515	4,134	4,693	2,479
Expenditures to be made in future
periods for the current period	(51,661)	(32,103)	(15,515)	(1,164)	(1,280)	(1,599)
Total capital expenditures and leasing
commissions (cash basis)	$156,087	$77,971	$50,514	$6,635	$10,403	$10,564

Development and Redevelopment
Expenditures:
West End 25	$50,975	$-	$50,975	$-	$-	$-
Bergen Town Center	49,323	-	-	49,323	-	-
Wasserman Venture	38,238	-	-	-	-	38,238
220 20th Street	36,468	-	36,468	-	-	-
1999 K Street (sold in September 2009)	31,874	-	31,874	-	-	-
Manhattan Mall	20,144	-	-	20,144	-	-
North Bergen, New Jersey	19,495	-	-	19,495	-	-
South Hills Mall	17,446	-	-	17,446	-	-
Garfield, New Jersey	15,404	-	-	15,404	-	-
2101 L Street	12,865	-	12,865	-	-	-
Other	92,423	11,814	20,490	39,569	5,636	14,914
	$384,655	$11,814	$152,672	$161,381	$5,636	$53,152

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2010, the aggregate dollar amount of these guarantees and master leases is approximately $245,057,000.

At September 30, 2010, $14,233,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $195,672,000, of which $178,458,000 is committed to the Fund.  In addition, we have agreed in principle to contribute up to $52,000,000 to a new investment management fund which will be managed by LNR.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  On April 26, 2010, Stop and Shop’s motion was denied.  A tentative trial date has been set for November 8, 2010.  We intend to continue to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  The Trial Court’s judgment is stayed pending the outcome of our appeal.  As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

FUNDS FROM OPERATIONS (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 17 – Income Per Share, in the notes to our consolidated financial statements on page 27 of this Quarterly Report on Form 10-Q.

FFO for the Three and Nine Months Ended September 30, 2010, and 2009

FFO attributable to common shareholders plus assumed conversions for the three months ended September 30, 2010 was $248,964,000, or $1.31 per diluted share, compared to $234,246,000, or $1.25 per diluted share for the prior year’s quarter.  FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2010 was $814,030,000 or $4.29 per diluted share, compared to $602,825,000, or $3.42 per diluted share for the prior year’s nine months.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Three		For The Nine
(Amounts in thousands, except per share amounts)	Months Ended September 30,		Months Ended September 30,
Reconciliation of our net income to FFO:	2010	2009	2010	2009
Net income attributable to Vornado	$104,252	$140,617	$390,910	$243,092
Depreciation and amortization of real property	126,987	122,760	381,782	375,549
Net gains on sale of real estate	-	(42,653)	-	(42,653)
Proportionate share of adjustments to equity in net income of
Toys, to arrive at FFO:
Depreciation and amortization of real property	18,132	17,685	53,296	49,831
Net gains on sale of real estate	-	(164)	-	(164)
Income tax effect of Toys' adjustments included above	(6,347)	(6,133)	(18,654)	(17,384)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	19,481	18,552	58,555	52,508
Net gains on sale of real estate	-	(512)	(307)	(1,185)
Noncontrolling interests' share of above adjustments	(11,011)	(8,146)	(33,485)	(33,358)
FFO	251,494	242,006	832,097	626,236
Preferred share dividends	(13,442)	(14,269)	(41,975)	(42,807)
Discount on preferred share redemptions	4,382	-	4,382	-
FFO attributable to common shareholders	242,434	227,737	794,504	583,429
Interest on 3.875% exchangeable senior debentures	6,490	6,466	19,405	19,268
Convertible preferred dividends	40	43	121	128
FFO attributable to common shareholders plus assumed conversions	$248,964	$234,246	$814,030	$602,825

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	182,462	178,689	182,014	168,820
Effect of dilutive securities:
3.875% exchangeable senior debentures	5,736	5,764	5,736	5,764
Employee stock options and restricted share awards	1,706	2,213	1,741	1,558
Convertible preferred shares	70	75	71	76
Denominator for FFO per diluted share	189,974	186,741	189,562	176,218

FFO attributable to common shareholders plus assumed conversions per diluted share	$1.31	$1.25	$4.29	$3.42

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	As at September 30, 2010				As at December 31, 2009
			Weighted	Effect of 1%		Weighted
			Average	Change In		Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,991,624		2.11%	$19,916	$2,657,972	1.67%
Fixed rate	9,118,423		5.88%	-	8,281,643	5.89%
	$11,110,047		5.20%	19,916	$10,939,615	4.86%
Pro-rata share of debt of non-
consolidated entities (non-recourse):
Variable rate – excluding Toys	$420,375		1.85%	4,204	$331,980	2.87%
Variable rate – Toys	429,304		4.68%	4,293	852,040	3.45%
Fixed rate (including $1,295,184 and
$1,077,919 of Toys debt in 2010 and 2009)	2,150,818	(1)	7.37%	-	1,965,620	7.16%
	$3,000,497		6.21%	8,497	$3,149,640	5.70%
Redeemable noncontrolling interests’ share of above				(2,032)
Total change in annual net income				$26,381
Per share-diluted				$0.14

(1)	Excludes $37 billion for our 26.2% pro rata shares of liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2010, variable rate debt with an aggregate principal amount of $567,711,408 and a weighted average interest rate of 2.49% was subject to LIBOR caps.  These caps are based on a notional amount of $567,711,408 and cap LIBOR at a weighted average rate of 6.18%.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of September 30, 2010, the estimated fair value of our consolidated debt was $11,325,568,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. In the three and nine months ended September 30, 2010, we recognized a $32,249,000 net gain from the mark-to-market of our derivative position in J.C. Penney's common shares.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, such disclosure controls and procedures were effective.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005 that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  Discovery is now complete.  On October 19, 2009, Stop & Shop filed a motion for leave to amend its pleadings to assert new claims for relief, including a claim for damages in an unspecified amount, and an additional affirmative defense.  On April 26, 2010, Stop and Shop’s motion was denied.  A tentative trial date has been set for November 8, 2010.  We intend to continue to vigorously pursue our claims against Stop & Shop.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

In July 2005, we acquired H Street Building Corporation (“H Street”) which has a subsidiary that owns, among other things, a 50% tenancy in common interest in land located in Arlington County, Virginia, known as "Pentagon Row," leased to two tenants, Street Retail, Inc. and Post Apartment Homes, L.P.  In April 2007, H Street acquired the remaining 50% interest in that fee.  On September 25, 2008, both tenants filed suit against us and the former owners claiming the right of first offer to purchase the fee interest, damages in excess of $75,000,000 and punitive damages.  In April 2010, the Trial Court entered judgment in favor of the tenants, that we sell the land to the tenants for a net sales price of $14,992,000, representing the Trial Court’s allocation of our purchase price for H Street.  The request for damages and punitive damages was denied.  The Trial Court’s judgment is stayed pending the outcome of our appeal.  As a result of the Trial Court’s decision, we recorded a $10,056,000 loss accrual in the three months ended March 31, 2010, primarily representing previously recognized rental income.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2010, we issued 56,153 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

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

VORNADO REALTY TRUST
(Registrant)

Date: November 2, 2010	By:	/s/ Joseph Macnow
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
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.37	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.38	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.39	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.40	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.	*
Kennedy, dated December 29, 2008. Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.41	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan. Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

10.42	**	-	Employment Agreement between Vornado Realty Trust and Michael J. Franco, dated
September 24, 2010.

15.1		-	Letter regarding Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase
_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.