Form 10-K/A
period 2010-12-31
VORNADO REALTY TRUST
filed 2011-03-30
CIK 899689

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

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 26, 2011.

Explanatory Note

In accordance with Rule 3-09 of Regulation S-X, Vornado Realty Trust (the “Registrant” or “Vornado”) is required to include in its Annual Report on Form 10-K for the year ended December 31, 2010, audited financial statements of Toys “R” Us, Inc. (“Toys”), an equity method investment in which Vornado owns approximately 32.7% of the common equity as of December 31, 2010.  On February 23, 2011, Vornado filed its Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission indicating on the cover page that it would file an amendment to the Form 10-K to include Toys’ audited financial statements and related disclosures as soon as practicable after they were available.

On March 24, 2011, Toys filed its Annual Report on Form 10-K for its fiscal year ended January 29, 2011.  Accordingly, Vornado is filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to its Form 10-K, filed on February 23, 2011, to incorporate by reference to this Amendment No. 1, Toys’ audited financial statements and related disclosures and to similarly include the consent of Deloitte & Touche LLP, Toys’ independent registered public accounting firm with respect to its report on such audited financial statements for the fiscal year ended January 29, 2011.

Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of Vornado’s original Form 10-K on February 23, 2011.  Accordingly, this Amendment No. 1 should be read in conjunction with Vornado’s original Form 10-K.

PART IV

Item 15.              Exhibits and financial statement Schedules

(a)     Vornado’s consolidated financial statements are set forth in Item 8 of Vornado’s Annual Report on Form 10-K filed on February 23, 2011 (the “Original Form 10-K”).

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of the Original Form 10-K.

II--Valuation and Qualifying Accounts--years ended December 31, 2010, 2009 and 2008

Page 173 of the Original Form 10-K.

III--Real Estate and Accumulated Depreciation as of December 31, 2010

Page  174 of the Original Form 10-K.

The consolidated financial statements of Toys R Us, Inc. are incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 22-3260693), filed with the Securities and Exchange Commission on March 24, 2011.

See the exhibit index attached hereto and incorporated herein by reference.  The following exhibits listed on the exhibit index are filed as exhibits to Vornado’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010:

Exhibits
12	Computation of Ratios – incorporated herein by reference to Exhibit 12 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2010 (File No. 001-11954), filed on February 23, 2011
21	Subsidiaries of Registrant – incorporated herein by reference to Exhibit 21 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2010 (File No. 001-11954), filed on February 23, 2011
23.1

Consent of Independent Registered Public Accounting Firm – incorporated herein by reference to Exhibit 23 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2010 (File No. 001-11954), filed on February 23, 2011

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
99.1

Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements  Incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 22-3260693), filed with the Securities and Exchange Commission on March 24, 2011

(b)           See Exhibit Index attached to this Amendment No. 1.

(c)           The financial statements required by Rule 3-09 of Regulation S-X are listed as Exhibit 99.1 to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: March 30, 2011	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President – Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibits
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
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.36	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.37	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.38	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.39	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.	*
Kennedy, dated December 29, 2008. Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.40	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan. Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

10.41	**	-	Employment Agreement between Vornado Realty Trust and Michael J. Franco, dated	*
September 24, 2010. Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-11954)
filed on November 2, 2010

10.42	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Stock Option Agreement. Incorporated	*
by reference to Exhibit 10.42 to Vornado Realty Trust's Annual Report on Form 10-K for the
year ended December 31, 2010 (file No. 001-11954) filed on February 23, 2011

10.43	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement.	*
Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (file No. 001-11954) filed on February 23, 2011

10.44	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement.	*
Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (file No. 001-11954) filed on February 23, 2011

10.45	**	-	Letter between Vornado Realty Trust and Michelle Felman, dated December 21, 2010.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (file No. 001-11954) filed on February 23, 2011

10.46	**	-	Waiver and Release between Vornado Realty Trust and Michelle Felman, dated December 21, 2010.	*
Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (file No. 001-11954) filed on February 23, 2011
_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

12		-	Computation of Ratios. Incorporated by reference to Exhibit 12 to Vornado Realty	*
Trust's Annual Report on Form 10-K for the year ended December 31, 2010
(file No. 001-11954) filed on February 23, 2011

21		-	Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 to Vornado Realty	*
Trust's Annual Report on Form 10-K for the year ended December 31, 2010
(file No. 001-11954) filed on February 23, 2011

23.1		-	Consent of Independent Registered Public Accounting Firm. Incorporated by reference to	*
Exhibit 23 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended
December 31, 2010 (file No. 001-11954) filed on February 23, 2011

23.2		-	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

99.1		-

Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements  Incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (File No. 22-3260693), filed with the Securities and Exchange Commission on March 24, 2011

*

_______________________
	*		Incorporated by reference.