Form 10-Q
period 2011-03-31
VORNADO REALTY TRUST
filed 2011-05-03
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2011, 184,239,623 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	March 31,	December 31,
ASSETS	2011	2010
Real estate, at cost:
Land	$4,594,154	$4,598,303
Buildings and improvements	12,723,892	12,733,487
Development costs and construction in progress	220,356	218,156
Leasehold improvements and equipment	125,859	124,976
Total	17,664,261	17,674,922
Less accumulated depreciation and amortization	(2,841,824)	(2,763,997)
Real estate, net	14,822,437	14,910,925
Cash and cash equivalents	618,361	690,789
Restricted cash	234,273	200,822
Marketable securities	821,920	766,116
Accounts receivable, net of allowance for doubtful accounts of $67,589 and $62,979	167,621	157,146
Investments in partially owned entities	1,116,294	927,672
Investment in Toys "R" Us	556,189	447,334
Real Estate Fund investments	230,657	144,423
Mezzanine loans receivable, net	140,567	202,412
Receivable arising from the straight-lining of rents, net of allowance of $7,972 and $7,323	732,384	720,806
Deferred leasing and financing costs, net of accumulated amortization of $233,987 and $223,131	359,677	368,314
Identified intangible assets, net of accumulated amortization of $350,104 and $338,508	333,270	348,745
Assets related to discontinued operations	-	234,464
Due from officers	13,181	13,187
Other assets	345,569	384,316
	$20,492,400	$20,517,471

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Notes and mortgages payable	$8,594,920	$8,259,298
Senior unsecured notes	982,588	1,082,928
Exchangeable senior debentures	492,690	491,000
Convertible senior debentures	187,198	186,413
Revolving credit facility debt	374,000	874,000
Accounts payable and accrued expenses	469,443	438,479
Deferred credit	578,629	583,369
Deferred compensation plan	97,951	91,549
Deferred tax liabilities	13,279	13,278
Liabilities related to discontinued operations	-	255,922
Other liabilities	90,338	82,856
Total liabilities	11,881,036	12,359,092
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,634,510 and 12,804,202 units outstanding	1,105,520	1,066,974
Series D cumulative redeemable preferred units - 10,400,001 units outstanding	261,000	261,000
Total redeemable noncontrolling interests	1,366,520	1,327,974
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 32,339,009 and 32,340,009 shares	782,933	783,088
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 184,239,623 and 183,661,875 shares	7,340	7,317
Additional capital	6,935,735	6,932,728
Earnings less than distributions	(1,208,993)	(1,480,876)
Accumulated other comprehensive income	130,614	73,453
Total Vornado shareholders' equity	6,647,629	6,315,710
Noncontrolling interests in consolidated subsidiaries	597,215	514,695
Total equity	7,244,844	6,830,405
	$20,492,400	$20,517,471

See notes to the consolidated financial statements (unaudited).

VORNADO REALTY TRUST CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2011	2010

REVENUES:
Property rentals	$571,160	$552,457
Tenant expense reimbursements	90,959	91,930
Cleveland Medical Mart development project	40,699	-
Fee and other income	34,293	40,927
Total revenues	737,111	685,314
EXPENSES:
Operating	290,773	274,693
Depreciation and amortization	132,227	133,793
General and administrative	59,003	48,630
Cleveland Medical Mart development project	38,278	-
Acquisition and other costs	18,270	-
Total expenses	538,551	457,116
Operating income	198,560	228,198
Income applicable to Toys "R" Us	112,944	125,870
Income from partially owned entities	16,284	11,344
Income from Real Estate Fund	1,080	-
Interest and other investment income, net	117,108	14,704
Interest and debt expense (including amortization of deferred
financing costs of $4,633 and $4,426 respectively)	(134,765)	(135,727)
Net gain on disposition of wholly owned and partially owned assets	6,677	3,305
Income before income taxes	317,888	247,694
Income tax expense	(6,382)	(5,580)
Income from continuing operations	311,506	242,114
Income (loss) from discontinued operations	134,315	(9,570)
Net income	445,821	232,544
Net (income) attributable to noncontrolling interests in consolidated subsidiaries	(1,350)	(213)
Net (income) attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(31,808)	(17,779)
Net income attributable to Vornado	412,663	214,552
Preferred share dividends	(13,448)	(14,267)
NET INCOME attributable to common shareholders	$399,215	$200,285

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$1.49	$1.15
Income (loss) from discontinued operations, net	0.68	(0.05)
Net income per common share	$2.17	$1.10
Weighted average shares	183,988	181,542

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$1.46	$1.14
Income (loss) from discontinued operations, net	0.66	(0.05)
Net income per common share	$2.12	$1.09
Weighted average shares	191,529	183,445

DIVIDENDS PER COMMON SHARE	$0.69	$0.65

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2009	33,952	$823,686	181,214	$7,218	$6,961,007	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income	-	-	-	-	-	214,552	-	213	214,765
Dividends paid on common
shares	-	-	-	-	-	(117,958)	-	-	(117,958)
Dividends paid on preferred
shares	-	-	-	-	-	(14,267)	-	-	(14,267)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	268	11	18,117	-	-	-	18,128
Under employees' share
option plan	-	-	405	16	541	(25,428)	-	-	(24,871)
Under dividend reinvestment
plan	-	-	6	-	390	-	-	-	390
Conversion of Series A
preferred shares to common
shares	(2)	(137)	4	-	137	-	-	-	-
Deferred compensation shares
and options	-	-	17	2	1,644	-	-	-	1,646
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	17,588	-	17,588
Our share of partially owned
entities' OCI adjustments	-	-	-	-	-	-	(15,688)	-	(15,688)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(104,247)	-	-	-	(104,247)
Other	-	-	-	-	(60)	2	(396)	(59)	(513)
Balance, March 31, 2010	33,950	$823,549	181,914	$7,247	$6,877,529	$(1,520,690)	$29,953	$406,791	$6,624,379

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$7,317	$6,932,728	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	-	412,663	-	1,350	414,013
Dividends paid on common
shares	-	-	-	-	-	(126,936)	-	-	(126,936)
Dividends paid on preferred
shares	-	-	-	-	-	(13,559)	-	-	(13,559)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	320	13	27,526	-	-	-	27,539
Under employees' share
option plan	-	-	240	10	15,027	(398)	-	-	14,639
Under dividend reinvestment
plan	-	-	5	-	434	-	-	-	434
Limited partners' contribution:
Real Estate Fund	-	-	-	-	-	-	-	92,068	92,068
Other	-	-	-	-	-	-	-	170	170
Conversion of Series A
preferred shares to common
shares	(1)	(50)	2	-	50	-	-	-	-
Deferred compensation shares
and options	-	-	11	-	2,370	-	-	-	2,370
Change in unrealized net gain
or loss on securities
available-for-sale	-	-	-	-	-	-	68,039	-	68,039
Our share of partially owned
entities' OCI adjustments	-	-	-	-	-	-	(3,791)	-	(3,791)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(42,227)	-	-	-	(42,227)
Distributions to limited partners	-	-	-	-	-	-	-	(11,027)	(11,027)
Other	-	(105)	-	-	(173)	113	(7,087)	(41)	(7,293)
Balance, March 31, 2011	32,339	$782,933	184,240	$7,340	$6,935,735	$(1,208,993)	$130,614	$597,215	$7,244,844

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$445,821	$232,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	136,860	140,250
Equity in net income of partially owned entities, including Toys “R” Us	(129,228)	(137,214)
Net gain on early extinguishment of debt	(83,907)	-
Mezzanine loans loss reversal and net gain on disposition	(82,744)	-
Net gain on sales of real estate	(51,165)	-
Distributions of income from partially owned entities	25,921	7,123
Income from the mark-to-market of J.C. Penney derivative position	(17,163)	-
Amortization of below-market leases, net	(16,892)	(15,907)
Straight-lining of rental income	(13,942)	(20,922)
Other non-cash adjustments	8,211	2,252
Net gain on disposition of wholly owned and partially owned assets	(6,677)	(3,305)
Litigation loss accrual	-	10,056
Changes in operating assets and liabilities:
Real Estate Fund investments	(85,536)	-
Prepaid assets	34,761	44,855
Other assets	2,947	(7,464)
Accounts payable and accrued expenses	30,906	26,137
Accounts receivable, net	(10,475)	(2,480)
Other liabilities	8,404	12,123
Net cash provided by operating activities	196,102	288,048
Cash Flows from Investing Activities:
Investments in partially owned entities	(316,129)	(36,741)
Distributions of capital from partially owned entities	192,523	7,617
Proceeds from sales of real estate and related investments	127,199	38,879
Proceeds from sales and repayments of mezzanine loans	73,608	101,839
Restricted cash	12,174	(13,899)
Additions to real estate	(30,281)	(30,247)
Proceeds from sales of, and return of investment in, marketable securities	15,162	285
Development costs and construction in progress	(10,994)	(37,598)
Investments in mezzanine loans receivable and other	(2,841)	(28,873)
Proceeds from maturing short-term investments	-	25,000
Purchases of marketable securities	-	(13,917)
Acquisitions of real estate and other	-	(5,003)
Net cash provided by investing activities	60,421	7,342

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,197,312)	$(525,246)
Proceeds from borrowings	937,518	660,335
Dividends paid on common shares	(126,936)	(117,958)
Contributions from noncontrolling interests	92,238	-
Distributions to noncontrolling interests	(23,639)	(13,082)
Proceeds received from exercise of employee share options	15,470	963
Dividends paid on preferred shares	(13,559)	(14,267)
Debt issuance and other costs	(12,161)	(3,351)
Repurchase of shares related to stock compensation agreements and related
tax withholdings	(570)	(25,323)
Purchases of outstanding preferred units and shares	-	(4,000)
Net cash used in financing activities	(328,951)	(41,929)
Net (decrease) increase in cash and cash equivalents	(72,428)	253,461
Cash and cash equivalents at beginning of period	690,789	535,479
Cash and cash equivalents at end of period	$618,361	$788,940

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $0 and $614)	$108,458	$121,573
Cash payments for income taxes	$2,509	$1,701

Non-Cash Investing and Financing Activities:
Net unrealized gain on securities available for sale	$68,039	$17,588
Contribution of mezzanine loan receivable to a joint venture	73,750	-
Exchange of real estate	(45,625)	-
Adjustments to carry redeemable Class A units at redemption value	(42,227)	(104,247)
Common shares issued upon redemption of Class A units, at redemption value	27,539	18,128
Decrease in assets and liabilities resulting from deconsolidation of discontinued operations:
Assets related to discontinued operations	(145,333)	-
Liabilities related to discontinued operations	(232,502)	-

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividend to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.3% of the common limited partnership interest in the Operating Partnership at March 31, 2011.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, as filed with the SEC. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

3.     Acquisitions

Vornado Capital Partners, L.P. and Vornado Capital Partners Parallel, L.P. (the “Fund”)

We are the general partner and investment manager of the $800,000,000 real estate investment Fund, to which we have committed $200,000,000.  The Fund has a term of eight years and is our exclusive investment vehicle during its three-year investment period for all investments that fit within the Fund’s investment parameters, as defined.  The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements.

As of March 31, 2011, the Fund received $232,301,000 of capital from partners, including $58,076,000 from us and has five investments aggregating approximately $229,959,000.  In the first quarter of 2011, we incurred $3,048,000 of placement fees in connection with the February 2011 closing of the Fund, which are included in “general and administrative” expenses on our consolidated statement of income.

One Park Avenue

On March 1, 2011, we as a co-investor, together with the Fund, acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000.  The purchase price consisted of $137,000,000 in cash and 95% of a new $250,000,000 5-year mortgage that bears interest at 5.0%.  The Fund accounts for its 64.7% interest in the property at fair value in accordance with the AICPA Investment Company Guide.  We account for our directly owned 30.3% equity interest under the equity method of accounting in our New York Office Properties segment.

VORNADO REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

As of March 31, 2011 and December 31, 2010, the fair value of marketable securities on our consolidated balance sheets, including the owned J.C. Penney common shares, as described below, was $821,920,000 and $766,116,000, respectively, and their average cost was $708,792,000 and $721,027,000, respectively.  Aggregate unrealized gains were $113,128,000 and $45,089,000 as of March 31, 2011 and December 31, 2010, respectively.  In the first quarter of 2011, we sold certain marketable securities for aggregate proceeds of $15,162,000, resulting in a net gain of $2,091,000 which is included as a component of "net gain on disposition of wholly owned and partially owned assets" on our consolidated statement of income.

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own an economic interest in 23,400,000 J.C. Penney common shares, or 9.9% of J.C. Penney’s outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average cost of $25.70 per share, or $477,678,000 in the aggregate.  These shares, which have an aggregate fair value of $667,352,000 at March 31, 2011, are included in marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  During the three months ended March 31, 2011, we recognized $66,903,000 from the mark-to-market of these shares, which is included in “accumulated other comprehensive income” (a component of shareholders’ equity on our consolidated balance sheet).

We also own an economic interest in 4,815,990 common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.69 per share, or $138,163,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The strike price per share increases at an annual rate of LIBOR plus 80 basis points.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Mark-to-market adjustments on the underlying common shares are recognized in “interest and other investment income, net” on our consolidated statements of income.  During the three months ended March 31, 2011, we recognized $17,163,000 of income from the mark-to-market of the underlying common shares, based on J.C.Penney’s closing share price of $35.91 per share at March 31, 2011.

As of March 31, 2011, the aggregate economic net gain on our investment in J.C. Penney was $224,453,000, based on J.C. Penney’s closing share price of $35.91 per share and our weighted average cost of $26.32 per share.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2011, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of March 31, 2011, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

On May 28, 2010, Toys filed a registration statement with the SEC for the offering and sale of its common stock.  The offering, if completed, would result in a reduction of our percentage ownership of Toys’ equity.  The size of the offering and its completion are subject to market and other conditions.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)	Balance as of
Balance Sheet:	January 29, 2011	October 30, 2010
Assets	$11,972,000	$12,810,000
Liabilities	10,145,000	11,317,000
Toys “R” Us, Inc. equity	1,827,000	1,493,000

	For the Three Months Ended
Income Statement:	January 29, 2011	January 30, 2010
Total revenues	$5,972,000	$5,857,000
Net income attributable to Toys	339,000	379,000

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2011, we own 32.4% of the outstanding common shares of Alexander’s.  We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.  As of March 31, 2011, Alexander’s owed us $44,357,000 in fees under these agreements.

As of March 31, 2011, the fair value of our investment in Alexander’s, based on Alexander’s March 31, 2011 closing share price of $406.95, was $673,123,000, or $484,843,000 in excess of the carrying amount on our consolidated balance sheet.  As of March 31, 2011, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $59,643,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	March 31, 2011	December 31, 2010
Assets	$1,685,000	$1,679,000
Liabilities	1,339,000	1,335,000
Noncontrolling interests	3,000	3,000
Stockholders' equity	343,000	341,000

	For the Three Months Ended
Income Statement:	March 31, 2011	March 31, 2010
Total revenues	$63,000	$59,000
Net income attributable to Alexander’s	18,000	15,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities – continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of March 31, 2011, we own 18,468,969 Lexington common shares, or approximately 12.6% of Lexington’s common equity.  We account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its consolidated financial statements.

Based on Lexington’s March 31, 2011 closing share price of $9.35, the fair value of our investment in Lexington was $172,685,000, or $115,251,000 in excess of the March 31, 2011 carrying amount on our consolidated balance sheet.  As of March 31, 2011, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $62,315,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized during 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	December 31, 2010	September 30, 2010
Assets	$3,335,000	$3,385,000
Liabilities	1,979,000	2,115,000
Noncontrolling interests	76,000	71,000
Shareholders’ equity	1,280,000	1,199,000

	For the Three Months Ended
Income Statement:	December 31, 2010	December 31, 2009
Total revenues	$86,000	$86,000
Net income (loss) attributable to Lexington	12,000	(46,000)

LNR Property LLC (“LNR”)

As of March 31, 2011, we own a 26.2% equity interest in LNR, which we acquired in July 2010.  We account for our investment in LNR under the equity method and record our 26.2% share of LNR’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $142 billion as of December 31, 2010, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of March 31, 2011, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities – continued

LNR Property LLC (“LNR”) – continued

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	December 31, 2010
Assets	$143,327,000
Liabilities	142,723,000
Noncontrolling interests	34,000
LNR equity	570,000

For the Three Months Ended
Income Statement:	December 31, 2010
Total revenues	$36,000
Net income attributable to LNR	58,000

280 Park Avenue Mezzanine Loans Joint Venture

On March 16, 2011, we formed a 50/50 joint venture with SL Green Realty Corp (“SL Green”) to own the mezzanine debt of 280 Park Avenue, a 1.2 million square foot office building located between 48th and 49th Streets in Manhattan.  We contributed our mezzanine loan with a face amount of $73,750,000 and they contributed their mezzanine loans with a face amount of $326,250,000 to the joint venture.  We equalized our interest in the joint venture with SL Green by paying them $111,250,000 in cash and assuming $15,000,000 of their debt position.  We account for our 50% interest in the joint venture under the equity method of accounting from the date of contribution.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities - continued

Investments in partially owned entities as of March 31, 2011 and December 31, 2010 and income recognized from these investments for the three months ended March 31, 2011 and 2010 are as follows:

	Percentage	Balance as of
(Amounts in thousands)	Ownership as of	March 31,	December 31,
Investments:	March 31, 2011	2011	2010
Toys	32.7%	$556,189	$447,334

Alexander’s	32.4%	$188,280	$186,811
Partially owned office buildings	(1)	220,050	181,838
280 Park Avenue Mezzanine Loans (see page 12)	50%	185,131	-
LNR	26.2%	148,227	132,973
India real estate ventures	4%-36.5%	94,077	127,193
Lexington	12.6%	57,434	57,270
Other equity method investments	(2)	223,095	241,587
		$1,116,294	$927,672

		For the Three Months
		Ended March 31,
Our Share of Net Income (Loss):		2011	2010
Toys – 32.7% share of:
Equity in net income before income taxes		$179,839	$173,550
Income tax expense		(69,018)	(49,710)
Equity in net income		110,821	123,840
Interest and other income		2,123	2,030
		$112,944	$125,870

Alexander’s – 32.4% share of:
Equity in net income		$5,719	$3,777
Management, leasing and development fees		2,292	2,683
		8,011	6,460

Lexington – 12.6% share in 2011 and 13.9% share in 2010 of
equity in net income (3)		2,172	6,045

LNR – 26.2% share of equity in net income (acquired in July 2010) (4)		15,254	-

India real estate ventures – 4% to 36.5% range in our
share of equity in net (loss) income		(207)	1,651

Other, net (including partially owned office buildings) (5)		(8,946)	(2,812)
		$16,284	$11,344
___________________________________
(1)

Includes interests in 330 Madison Avenue (25%), One Park Avenue (30.3%), 825 Seventh Avenue (50%), Warner Building and 1101 17th Street (55%), Fairfax Square (20%), Kaempfer equity interests in three office buildings (2.5% to 5.0%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

(2)		Includes interests in Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and redevelopment ventures, including Harlem Park and Farley.

(3)		The three months ended March 31, 2011 and 2010 include $1,452 and $5,998, respectively, of net gains resulting from Lexington's stock issuances.

(4)		Includes $8,977 for our share of a tax settlement gain.

(5)		2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of March 31, 2011 and December 31, 2010, none of which is recourse to us.

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		March 31,	March 31,	December 31,
	Maturity	2011	2011	2010
Toys (32.7% interest) (as of January 29, 2011 and October 30, 2010, respectively):
Senior unsecured notes (Face value – $950,000)	07/17	10.75%	$928,597	$928,045
Senior unsecured notes (Face value – $725,000)	12/17	8.50%	715,821	715,577
$700 million secured term loan facility	09/16	6.00%	688,357	689,757
Senior U.K. real estate facility	04/13	5.02%	554,621	561,559
7.625% bonds (Face value – $500,000)	08/11	8.82%	497,349	495,943
7.875% senior notes (Face value – $400,000)	04/13	9.50%	387,459	386,167
7.375% senior secured notes (Face value – $350,000)	09/16	7.38%	348,219	350,000
7.375% senior notes (Face value – $400,000)	10/18	9.99%	344,734	343,528
Japan bank loans	03/12-01/16	2.45%-2.85%	177,511	180,500
Spanish real estate facility	02/13	4.51%	175,186	179,511
Japan borrowings	06/13	0.81%	17,080	141,360
Junior U.K. real estate facility	04/13	6.81%-7.84%	96,921	98,266
French real estate facility	02/13	4.51%	84,291	86,599
8.750% debentures (Face value – $21,600)	09/21	9.17%	21,063	21,054
$1.85 billion credit facility	08/15	-	-	519,810
European and Australian asset-based revolving credit facility	10/12	-	-	25,767
Other	Various	Various	176,137	156,853
			5,213,346	5,880,296

Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable, collateralized by
the office space (prepayable without penalty after 12/13)	02/14	5.33%	348,781	351,751
731 Lexington Avenue mortgage note payable, collateralized by
the retail space (prepayable without penalty after 12/13)	07/15	4.93%	320,000	320,000
Rego Park construction loan payable	12/11	1.50%	277,200	277,200
Kings Plaza Regional Shopping Center mortgage note payable	06/11	7.46%	150,375	151,214
Rego Park mortgage note payable (prepayable without penalty)	03/12	0.75%	78,246	78,246
Paramus mortgage note payable (prepayable without penalty)	10/11	5.92%	68,000	68,000
			1,242,602	1,246,411

Lexington (12.6% interest) (as of December 31, 2010 and
September 30, 2010, respectively):
Mortgage loans collateralized by Lexington’s real estate (various
prepayment terms)	2011-2037	5.82%	1,792,761	1,927,729

LNR (26.2% interest) (as of December 31, 2010 and
September 30, 2010):
Mortgage notes payable	2011-2043	5.75%	366,069	508,547
Liabilities of consolidated CMBS and CDO trusts	n/a	6.06%	142,197,352	142,001,333
			142,563,421	142,509,880

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities - continued

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		March 31,	March 31,	December 31,
	Maturity	2011	2011	2010
Partially owned office buildings:
One Park Avenue (30.3% interest) mortgage note payable	03/16	5.00%	$250,000	$-
Warner Building (55% interest) mortgage note payable	05/16	6.26%	292,700	292,700
330 Madison Avenue (25% interest) mortgage note payable	06/15	1.81%	150,000	150,000
Kaempfer Properties (2.5% and 5.0% interests in two partnerships)
mortgage notes payable, collateralized by the partnerships’ real estate	11/11-12/11	5.86%	138,705	139,337
Fairfax Square (20% interest) mortgage note payable (prepayable
without penalty after 07/14)	12/14	7.00%	71,571	71,764
Rosslyn Plaza (46% interest) mortgage note payable	12/11	1.30%	56,680	56,680
330 West 34th Street (34.8% interest) mortgage note payable,
collateralized by land	07/22	5.71%	50,150	50,150
West 57th Street (50% interest) mortgage note payable (prepayable
without penalty)	02/14	4.94%	22,720	22,922
825 Seventh Avenue (50% interest) mortgage note payable (prepayable
without penalty after 04/14)	10/14	8.07%	20,447	20,565
India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes payable, collateralized by the entity’s real estate (various
prepayment terms)	2011-2022	13.88%	202,029	196,319
Other:
Verde Realty Operating Partnership (8.3% interest) mortgage notes payable, collateralized by the partnerships’ real estate (various
prepayment terms)	2011-2025	5.91%	564,270	581,086
Green Courte Real Estate Partners, LLC (8.3% interest) (as of
December 31, 2010 and September 30, 2010), mortgage notes
payable, collateralized by the partnerships’ real estate (various
prepayment terms)	2011-2018	5.50%	296,991	296,991
Waterfront Associates (2.5% interest) up to $250 million construction
and land loan payable	09/11	2.26% - 3.76%	219,442	217,106
Monmouth Mall (50% interest) mortgage note payable (prepayable
without penalty after 07/15)	09/15	5.44%	163,917	164,474
Wells/Kinzie Garage (50% interest) mortgage note payable	12/17	5.00%	14,977	15,022
Orleans Hubbard Garage (50% interest) mortgage note payable	12/17	5.00%	9,480	9,508
Other	Various	5.39%	417,553	418,339

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $40,260,412,000 and $40,443,346,000 as of March 31, 2011 and December 31, 2010, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt is $3,041,677,000 and $3,275,917,000 at March 31, 2011 and December 31, 2010, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Mezzanine Loans Receivable

On March 2, 2011, we sold our mezzanine loan in the Tharaldson Lodging Companies for $70,848,000 in cash, which had a carrying amount of $60,416,000 and recognized a net gain of $10,474,000.  The gain is included as a component of “interest and other investment income, net” on our consolidated statement of income.

In the first quarter of 2011, we recognized $72,270,000 of income, representing the difference between the fair value of our 280 Park Avenue Mezzanine Loan of $73,750,000, and its carrying amount of $1,480,000.  The $72,270,000 of income, which is included in “interest and other investment income, net” on our consolidated statement of income, is comprised of $63,145,000 from the reversal of the loan loss reserve and $9,125,000 of previously unrecognized interest income.  Our decision to reverse the loan loss reserve was based on the increase in value of the underlying collateral.  On March 16, 2011, we contributed this mezzanine loan to a 50/50 joint venture with SL Green Realty Corp (see Note 5 – Investments in Partially Owned Entities).

As of March 31, 2011 and December 31, 2010, the carrying amount of mezzanine loans receivable was $140,567,000 and $202,412,000, respectively, net of allowances of $0 and $73,216,000, respectively.

7.    Discontinued Operations

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

In the first quarter of 2011, we sold (i) 1140 Connecticut Avenue and 1227 25th Street for $127,000,000 in cash, which resulted in a $45,862,000 net gain, and (ii) two retail properties in separate transactions for an aggregate of $38,711,000 in cash, which resulted in net gains aggregating $5,303,000.

The tables below set forth the assets and liabilities related to discontinued operations at March 31, 2011 and December 31, 2010, and their combined results of operations for the three months ended March 31, 2011 and 2010.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
High Point	$-	$154,563	$-	$236,974
1227 25th Street	-	43,630	-	-
1140 Connecticut Avenue	-	36,271	-	18,948
Total	$-	$234,464	$-	$255,922

			For The Three Months
(Amounts in thousands)			Ended March 31,
			2011	2010
Total revenues			$5,987	$11,021
Total expenses			6,744	10,535
			(757)	486
Net gain on extinguishment of High Point debt			83,907	-
Net gain on sale of 1140 Connecticut Avenue and 1227 25th Street			45,862	-
Net gain on sales of other real estate			5,303	-
Litigation loss accrual			-	(10,056)
Income (loss) from discontinued operations			$134,315	$(9,570)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2011 and December 31, 2010.

	Balance as of
	March 31,	December 31,
(Amounts in thousands)	2011	2010
Identified intangible assets:
Gross amount	$683,374	$687,253
Accumulated amortization	(350,104)	(338,508)
Net	$333,270	$348,745
Identified intangible liabilities (included in deferred credit):
Gross amount	$883,451	$870,623
Accumulated amortization	(358,794)	(341,718)
Net	$524,657	$528,905

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $16,759,000 and $15,771,000 for the three months ended March 31, 2011 and 2010, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$52,016
2013	44,087
2014	38,236
2015	35,472
2016	32,093

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $14,262,000 and $14,853,000 for the three months ended March 31, 2011 and 2010, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$44,777
2013	37,281
2014	18,885
2015	13,929
2016	11,325

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $314,000 and $509,000 for the three months ended March 31, 2011 and 2010, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$1,256
2013	1,256
2014	1,256
2015	1,256
2016	1,256

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		March 31,	March 31,	December 31,
Notes and mortgages payable:	Maturity (1)	2011	2011	2010
Fixed rate:
New York Office:
350 Park Avenue	01/12	5.48%	$430,000	$430,000
Two Penn Plaza(2)	03/18	5.13%	425,000	277,347
1290 Avenue of the Americas	01/13	5.97%	421,345	424,136
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
909 Third Avenue	04/15	5.64%	206,069	207,045
Eleven Penn Plaza	12/11	5.20%	198,282	199,320

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
River House Apartments	04/15	5.43%	195,546	195,546
2121 Crystal Drive(3)	03/23	5.51%	150,000	-
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	110,509	110,931
Universal Buildings	04/14	6.38%	102,119	103,049
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	81,221	81,362
1550 and 1750 Crystal Drive	11/14	7.08%	78,782	79,411
220 20th Street(4)	02/18	4.61%	75,982	-
1235 Clark Street	07/12	6.75%	52,057	52,314
2231 Crystal Drive	08/13	7.08%	45,790	46,358
1750 Pennsylvania Avenue	06/12	7.26%	44,926	45,132
1225 Clark Street	08/13	7.08%	27,389	27,616
1800, 1851 and 1901 South Bell Street	12/11	6.91%	7,658	10,099

Retail:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.19%	594,247	597,138
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	89,598	90,227
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
North Bergen (Tonnelle Avenue)(5)	01/18	4.59%	75,000	-
Las Catalinas Mall	11/13	6.97%	57,328	57,737
510 5th Avenue	01/16	5.60%	32,071	32,189
Other	03/12-05/36	5.10%-7.33%	100,870	101,251

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
Boston Design Center	09/15	5.02%	68,235	68,538
Washington Design Center	11/11	6.95%	43,227	43,447

Other:
555 California Street	09/11	5.79%	641,551	640,911
Borgata Land(6)	02/21	5.14%	60,000	-
Industrial Warehouses	10/11	6.95%	24,271	24,358
Total fixed rate notes and mortgages payable		5.61%	$6,746,649	$6,253,038
___________________
See notes on page 20.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	March 31,	March 31,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2011	2011	2010
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	0.82%	$232,000	$232,000
866 UN Plaza	05/11	L+40	0.71%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.45%	150,000	150,000
West End 25 (construction loan)(7)	08/11	n/a (7)	2.75%	78,554	95,220
River House Apartments	04/18	n/a (8)	1.62%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	1.01%	57,802	59,278
1730 M and 1150 17th Street	06/14	L+140	1.66%	43,580	43,581
220 20th Street(4)	n/a	n/a	n/a	-	83,573
Retail:
Green Acres Mall	02/13	L+140	1.75%	325,045	335,000
Bergen Town Center (construction loan)	03/13	L+150	1.79%	279,044	279,044
San Jose Strip Center	03/13	L+400	4.32%	118,285	120,863
Beverly Connection(9)	07/12	L+350 (9)	5.00%	100,000	100,000
4 Union Square South	04/14	L+325	3.56%	75,000	75,000
Cross-collateralized mortgages on 40 strip
shopping centers(10)	09/20	L+136 (10)	2.36%	60,000	60,000
435 Seventh Avenue(11)	08/14	L+300 (11)	5.00%	51,725	51,844
Other	11/12	L+375	4.02%	22,108	21,862
Other:
220 Central Park South	10/11	L+235–L+245	2.65%	123,750	123,750
Other	11/11	L+250	2.80%	22,400	66,267
Total variable rate notes and mortgages payable			2.23%	1,848,271	2,006,260
Total notes and mortgages payable			4.88%	$8,594,920	$8,259,298

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,338	$499,296
Senior unsecured notes due 2039(12)	10/39		7.88%	460,000	460,000
Floating rate senior unsecured notes due 2011	12/11	L+200	2.30%	23,250	23,250
Senior unsecured notes due 2011	n/a		n/a	-	100,382
Total senior unsecured notes			5.90%	$982,588	$1,082,928

3.88% exchangeable senior debentures due 2025
(see page 21)	04/12		5.32%	$492,690	$491,000

Convertible senior debentures: (see page 21)
3.63% due 2026	11/11		5.32%	$177,221	$176,499
2.85% due 2027	04/12		5.45%	9,977	9,914
Total convertible senior debentures (13)			5.33%	$187,198	$186,413

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	0.79%	$324,000	$669,000
$1.000 billion unsecured revolving credit facility
($12,423 reserved for outstanding letters of credit)	06/11	L+55	0.79%	50,000	205,000
Total unsecured revolving credit facilities			0.79%	$374,000	$874,000
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

(3)

On February 10, 2011, we completed a $150,000 financing of this property.  The 12-year fixed rate loan bears interest at 5.51% and amortizes based on a 30-year schedule beginning in the third year.  This property was previously unencumbered.

(4)

On January 18, 2011, we repaid the outstanding balance of the construction loan on this property and closed on a new $76,100 mortgage financing at a fixed rate of 4.61%.  The new loan has a seven-year term and amortizes based on a 30-year schedule.

(5)

On January 10, 2011, we completed a $75,000 financing on this property.  The seven-year fixed rate loan bears interest at 4.59% and amortizes based on a 25-year schedule beginning in the sixth year.  This property was previously unencumbered.

(6)	In January 2011, we completed a $60,000 financing of this property. The 10-year fixed rate loan bears interest at 5.14% and amortizes based on a 30-year schedule beginning in the third year.

(7)	In February 2011, we repaid a portion of this loan and extended the maturity to August 2011. This loan bears interest at the prime rate minus 0.50%.
(8)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(9)	This loan has a LIBOR floor of 1.50%. The spread over LIBOR increases from 3.50% currently to 5.00% in July 2011.

(10)	This loan has a LIBOR floor of 1.00%.

(11)	This loan has a LIBOR floor of 2.00%.

(12)	These notes may be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.
(13)

The net proceeds from the offering of these debentures were contributed to the Operating Partnership in the form of an inter-company loan and the Operating Partnership fully and unconditionally guaranteed payment of these debentures.  There are no restrictions which limit the Operating Partnership from making distributions to Vornado and Vornado has virtually no independent assets or operations outside of the Operating Partnership.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Debt – continued

       Pursuant to the provisions of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible and exchangeable senior debentures.

	2.85% Convertible		3.63% Convertible		3.88% Exchangeable
(Amounts in thousands, except per share amounts)	Senior Debentures due 2027		Senior Debentures due 2026		Senior Debentures due 2025
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Balance Sheet:	2011	2010	2011	2010	2011	2010
Principal amount of debt component	$10,233	$10,233	$179,052	$179,052	$499,982	$499,982
Unamortized discount	(256)	(319)	(1,831)	(2,553)	(7,292)	(8,982)
Carrying amount of debt component	$9,977	$9,914	$177,221	$176,499	$492,690	$491,000
Carrying amount of equity component	$956	$956	$9,604	$9,604	$32,301	$32,301
Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%
Maturity date (period through which
discount is being amortized)	4/1/12		11/15/11		4/15/12
Conversion price per share, as adjusted	$157.18		$148.46		$87.17
Number of shares on which the
aggregate consideration to be
delivered upon conversion is
determined	- (1)		- (1)		5,736
__________________

(1)

Our convertible senior debentures require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares.  Based on the March 31, 2011 closing share price of our common shares and the conversion prices in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date.  The number of common shares on which the aggregate consideration that would be delivered upon conversion is 65 and 1,206 common shares, respectively.

	For the Three Months Ended
(Amounts in thousands)	March 31,
Income Statement:	2011	2010
2.85% Convertible Senior Debentures due 2027:
Coupon interest	$73	$160
Discount amortization – original issue	11	23
Discount amortization – ASC 470-20 implementation	52	106
	$136	$289

3.63% Convertible Senior Debentures due 2026:
Coupon interest	$1,623	$3,963
Discount amortization – original issue	196	455
Discount amortization – ASC 470-20 implementation	526	1,219
	$2,345	$5,637

3.88% Exchangeable Senior Debentures due 2025:
Coupon interest	$4,844	$4,844
Discount amortization – original issue	399	379
Discount amortization – ASC 470-20 implementation	1,291	1,225
	$6,534	$6,448

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

(Amounts in thousands)
Balance at December 31, 2009	$1,251,628
Net income	17,779
Distributions	(13,082)
Conversion of Class A units into common shares, at redemption value	(18,128)
Adjustments to carry redeemable Class A units at redemption value	104,247
Redemption of Series D-12 redeemable units	(4,000)
Other, net	1,304
Balance at March 31, 2010	$1,339,748

Balance at December 31, 2010	$1,327,974
Net income	31,808
Distributions	(12,702)
Conversion of Class A units into common shares, at redemption value	(27,539)
Adjustments to carry redeemable Class A units at redemption value	42,227
Other, net	4,752
Balance at March 31, 2011	$1,366,520

As of March 31, 2011 and December 31, 2010, the aggregate redemption value of redeemable Class A units was $1,105,520,000 and $1,066,974,000, respectively.

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 as of March 31, 2011 and December 31, 2010.

In March 2010, we redeemed 246,153 Series D-12 cumulative redeemable preferred units for $16.25 per unit in cash, or $4,000,000 in the aggregate.  In connection therewith, we recognized a $2,154,000 net gain which is included as a component of “net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions,” on our consolidated statement of income for the three months ended March 31, 2010.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.  Shareholders’ Equity

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, or $175,000,000 in the aggregate, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  We retained aggregate net proceeds of $194,736,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 8,050,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).  Dividends on the Series J Preferred Shares are cumulative and payable quarterly in arrears.  The Series J Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after April 20, 2016 (or sooner under limited circumstances), we, at our option, may redeem the Series J Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series J Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable equity securities, (iii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iv) Real Estate Fund investments, and (v)  mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of financial assets and liabilities by the levels in the fair value hierarchy at March 31, 2011 and December 31, 2010, respectively.

	As of March 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$821,920	$821,920	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	230,657	-	-	230,657
Deferred compensation plan assets (included in other assets)	97,951	46,339	-	51,612
Derivative positions in marketable equity securities	34,779	-	34,779	-
Total assets	$1,185,307	$868,259	$34,779	$282,269

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$766,116	$766,116	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	144,423	-	-	144,423
Deferred compensation plan assets (included in other assets)	91,549	43,699	-	47,850
Derivative positions in marketable equity securities	17,616	-	17,616	-
Total assets	$1,019,704	$809,815	$17,616	$192,273

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value - continued

The tables below summarize the changes in the fair value of the Level 3 assets above, by category, for the three months ended March 31, 2011 and 2010.

Real Estate Fund Investments:
	For the Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Beginning balance	$144,423	$-
Purchases	100,238	-
Realized and unrealized gains	698	-
Other, net	(14,702)	-
Ending balance	$230,657	$-

Deferred Compensation Plan Assets:
	For the Three Months Ended March 31,
(Amounts in thousands)	2011	2010
Beginning balance	$47,850	$39,589
Purchases	1,286	3,132
Realized and unrealized gains	3,623	1,108
Other, net	(1,147)	(566)
Ending balance	$51,612	$43,263

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$140,567	$135,330	$202,412	$197,581
Debt:
Notes and mortgages payable	$8,594,920	$8,857,040	$8,259,298	$8,450,812
Senior unsecured notes	982,588	1,033,680	1,082,928	1,119,512
Exchangeable senior debentures	492,690	558,105	491,000	554,355
Convertible senior debentures	187,198	191,958	186,413	191,510
Revolving credit facility debt	374,000	374,000	874,000	874,000
	$10,631,396	$11,014,783	$10,893,639	$11,190,189

13.    Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan rewards to certain of our employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense for the three months ended March 31, 2011 and 2010 consists of stock option awards, restricted stock awards, Operating Partnership unit awards and out-performance plan awards.  In the three months ended March 31, 2011 and 2010, we recognized $7,146,000 and $6,477,000 of stock-based compensation expense, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2011	2010
Tenant cleaning fees	$15,423	$13,652
Management and leasing fees	4,106	9,140
Lease termination fees	1,176	4,970
Other income	13,588	13,165
	$34,293	$40,927

          Fee and other income above includes management fee income from Interstate Properties, a related party, of $197,000 and $200,000 for the three months ended March 31, 2011 and 2010, respectively.  The above table excludes fee income from partially owned entities which is included in income from partially owned entities (see Note 5 – Investments in Partially Owned Entities).

15.     Interest and Other Investment Income, Net

          The following table sets forth the details of our interest and other investment income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2011	2010
Mezzanine loans loss reversal and net gain on disposition	$82,744	$-
Income from the mark-to-market of J.C. Penney derivative position	17,163	-
Dividends and interest on marketable securities	7,667	7,245
Mark-to-market of investments in our deferred compensation plan (1)	4,952	2,763
Interest on mezzanine loans	2,644	2,715
Other, net	1,938	1,981
	$117,108	$14,704
__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

16.    Comprehensive Income

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2011	2010
Net income	$445,821	$232,544
Other comprehensive income	57,161	1,504
Comprehensive income	502,982	234,048
Less: Comprehensive income attributable to noncontrolling interests	36,759	18,098
Comprehensive income attributable to Vornado	$466,223	$215,950

        Substantially all of other comprehensive income for the three months ended March 31, 2011 and 2010 relates to income from the mark-to-market of marketable securities classified as available-for-sale and our share of other comprehensive income or loss of partially owned entities.

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

	For the Three Months
(Amounts in thousands, except per share amounts)	Ended March 31,
	2011	2010
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$286,947	$224,122
Income (loss) from discontinued operations, net of income attributable to noncontrolling interests	125,716	(9,570)
Net income attributable to Vornado	412,663	214,552
Preferred share dividends	(13,448)	(14,267)
Net income attributable to common shareholders	399,215	200,285
Earnings allocated to unvested participating securities	(46)	(20)
Numerator for basic income per share	399,169	200,265
Impact of assumed conversions:
Interest on 3.875% exchangeable senior debentures	6,534	-
Convertible preferred share dividends	32	41
Numerator for diluted income per share	$405,735	$200,306

Denominator:
Denominator for basic income per share –
weighted average shares	183,988	181,542
Effect of dilutive securities(1):
3.875% exchangeable senior debentures	5,736	-
Employee stock options and restricted share awards	1,749	1,831
Convertible preferred shares	56	72
Denominator for diluted income per share –
weighted average shares and assumed conversions	191,529	183,445

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$1.49	$1.15
Income (loss) from discontinued operations, net	0.68	(0.05)
Net income per common share	$2.17	$1.10

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$1.46	$1.14
Income (loss) from discontinued operations, net	0.66	(0.05)
Net income per common share	$2.12	$1.09

(1)

The effect of dilutive securities in the three months ended March 31, 2011 and 2010 excludes an aggregate of 12,787 and 21,029 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.          Cleveland Medical Mart Development Project

During 2010, two of our wholly owned subsidiaries entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County will fund the development of the Facility, using the proceeds it received from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, our subsidiaries will receive net settled payments of approximately $10,000,000 per year, which is net of its $36,000,000 annual obligation to the County.  Our subsidiaries’ obligation has been pledged by the County to the bondholders, but is payable by our subsidiaries only to the extent that they first receive at least an equal payment from the County.  Our subsidiaries engaged a contractor to construct the Facility pursuant to a guaranteed maximum price contract; although our subsidiaries are ultimately responsible for cost overruns, the contractor is responsible for all costs incurred in excess of its contract and has provided a completion guaranty.  Construction of the Facility is expected to be completed in 2013.  Upon completion, our subsidiaries are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, of the Facility.  The County may terminate the operating agreement five years from the completion of development and periodically thereafter, if our subsidiaries fail to achieve certain performance thresholds.

We account for these agreements using criteria set forth in ASC 605-25, Multiple-Element Arrangements, as our subsidiaries are providing development, marketing, leasing, and other property management related services over the 17-year term.  We recognize development fees using the percentage of completion method of accounting.  In the first quarter of 2011, we recognized $40,699,000 of revenue, of which $38,278,000 is offset by development costs expensed in the quarter.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by Terrorism Risk Insurance Program Reauthorization Act.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Our coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Commitments and Contingencies – continued

          Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2011, the aggregate dollar amount of these guarantees and master leases is approximately $203,250,000.

At March 31, 2011, $12,423,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $195,255,000, of which $141,924,000 is committed to the Fund.  In addition, we have agreed in principle to contribute up to $52,000,000 to a new investment management fund which will be managed by LNR.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  We intend to continue to vigorously pursue our claims against Stop & Shop.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2011 and 2010.

(Amounts in thousands)	For the Three Months Ended March 31, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$540,472	$194,242	$138,884	$107,447	$62,565	$-	$37,334
Straight-line rent adjustments	13,929	7,870	(5)	4,181	790	-	1,093
Amortization of acquired below-
market leases, net	16,759	8,177	466	6,960	17	-	1,139
Total rentals	571,160	210,289	139,345	118,588	63,372	-	39,566
Tenant expense reimbursements	90,959	33,876	9,297	39,331	4,023	-	4,432
Cleveland Medical Mart development
project	40,699	-	-	-	40,699	-	-
Fee and other income:
Tenant cleaning fees	15,423	23,430	-	-	-	-	(8,007)
Management and leasing fees	4,106	1,495	2,885	555	103	-	(932)
Lease termination fees	1,176	65	1,111	-	-	-	-
Other	13,588	4,763	5,345	1,407	2,036	-	37
Total revenues	737,111	273,918	157,983	159,881	110,233	-	35,096
Operating expenses	290,773	121,909	48,836	60,680	41,946	-	17,402
Depreciation and amortization	132,227	46,146	33,684	28,541	11,062	-	12,794
General and administrative	59,003	5,364	6,537	8,022	7,598	-	31,482
Cleveland Medical Mart development
project	38,278	-	-	-	38,278	-	-
Acquisition and other costs	18,270	-	-	15,000	3,040	-	230
Total expenses	538,551	173,419	89,057	112,243	101,924	-	61,908
Operating income (loss)	198,560	100,499	68,926	47,638	8,309	-	(26,812)
Income applicable to Toys	112,944	-	-	-	-	112,944	-
Income (loss) from partially owned
entities	16,284	1,088	(3,915)	318	76	-	18,717
Income from Real Estate Fund	1,080	-	-	-	-	-	1,080
Interest and other investment
income, net	117,108	172	32	8	9	-	116,887
Interest and debt expense	(134,765)	(33,086)	(28,926)	(23,069)	(9,338)	-	(40,346)
Net gain on disposition of wholly
owned and partially owned assets	6,677	-	-	-	-	-	6,677
Income (loss) before income taxes	317,888	68,673	36,117	24,895	(944)	112,944	76,203
Income tax expense	(6,382)	(519)	(738)	(5)	(410)	-	(4,710)
Income (loss) from continuing
operations	311,506	68,154	35,379	24,890	(1,354)	112,944	71,493
Income from discontinued operations	134,315	-	46,466	5,303	82,546	-	-
Net income	445,821	68,154	81,845	30,193	81,192	112,944	71,493
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,350)	(2,271)	-	155	-	-	766
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(31,808)	-	-	-	-	-	(31,808)
Net income attributable to
Vornado	412,663	65,883	81,845	30,348	81,192	112,944	40,451
Interest and debt expense(2)	198,848	31,994	32,221	24,164	12,907	40,135	57,427
Depreciation and amortization(2)	185,848	45,093	41,899	28,976	11,175	34,673	24,032
Income tax expense (benefit)(2)	66,828	519	848	5	410	69,018	(3,972)
EBITDA(1)	$864,187	$143,489	$156,813	$83,493	$105,684	$256,770	$117,938

See notes on page 31.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended March 31, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$516,623	$192,604	$136,826	$95,107	$57,657	$-	$34,429
Straight-line rent adjustments	20,063	7,794	4,208	6,358	1,102	-	601
Amortization of acquired below-
market leases, net	15,771	9,205	621	4,516	(121)	-	1,550
Total rentals	552,457	209,603	141,655	105,981	58,638	-	36,580
Tenant expense reimbursements	91,930	33,252	14,917	37,595	3,977	-	2,189
Fee and other income:
Tenant cleaning fees	13,652	20,418	-	-	-	-	(6,766)
Management and leasing fees	9,140	1,457	8,096	224	14	-	(651)
Lease termination fees	4,970	728	446	3,408	388	-	-
Other	13,165	4,410	5,837	740	1,962	-	216
Total revenues	685,314	269,868	170,951	147,948	64,979	-	31,568
Operating expenses	274,693	115,049	54,757	53,127	37,210	-	14,550
Depreciation and amortization	133,793	43,707	36,212	27,797	11,979	-	14,098
General and administrative	48,630	4,579	5,893	6,941	7,198	-	24,019
Total expenses	457,116	163,335	96,862	87,865	56,387	-	52,667
Operating income (loss)	228,198	106,533	74,089	60,083	8,592	-	(21,099)
Income applicable to Toys	125,870	-	-	-	-	125,870	-
Income (loss) from partially owned
entities	11,344	1,303	(192)	1,391	176	-	8,666
Interest and other investment
income, net	14,704	164	26	3	12	-	14,499
Interest and debt expense	(135,727)	(32,686)	(34,157)	(17,642)	(9,363)	-	(41,879)
Net gain on disposition of wholly
owned and partially owned assets	3,305	-	-	-	796	-	2,509
Income (loss) before income taxes	247,694	75,314	39,766	43,835	213	125,870	(37,304)
Income tax expense	(5,580)	(474)	(686)	(35)	(194)	-	(4,191)
Income (loss) from continuing
operations	242,114	74,840	39,080	43,800	19	125,870	(41,495)
(Loss) from discontinued operations	(9,570)	-	(8,323)	(202)	(1,045)	-	-
Net income (loss)	232,544	74,840	30,757	43,598	(1,026)	125,870	(41,495)
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(213)	(2,292)	-	242	-	-	1,837
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(17,779)	-	-	-	-	-	(17,779)
Net income (loss) attributable to
Vornado	214,552	72,548	30,757	43,840	(1,026)	125,870	(57,437)
Interest and debt expense(2)	196,187	30,992	35,171	19,354	13,009	41,140	56,521
Depreciation and amortization(2)	186,149	42,074	39,841	28,811	13,482	35,327	26,614
Income tax expense(2)	55,706	474	724	35	253	49,710	4,510
EBITDA(1)	$652,594	$146,088	$106,493	$92,040	$25,718	$252,047	$30,208

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

(3)	The components of other EBITDA are summarized below. The totals for each of the columns below agree to the total EBITDA for the "other" column in the preceding EBITDA by segment reconciliations.

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2011	2010
Alexander's	$15,168	$14,399
Lexington	11,993	17,848
555 California Street	10,965	11,488
LNR (acquired in July 2010)	9,390	-
Industrial warehouses	356	839
Hotel Pennsylvania	(68)	(447)
Other investments	8,999	9,307
	56,803	53,434
Corporate general and administrative expenses (1)	(21,355)	(19,388)
Investment income and other, net (1)	14,376	11,514
Mezzanine loans loss reversal and net gain on disposition	82,744	-
Income from the mark-to-market of J.C. Penney derivative position	17,163	-
Net gain on sale of condominiums	4,586	2,427
Real Estate Fund placement fees	(3,048)	-
Acquisition costs	(1,523)	-
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(31,808)	(17,779)
	$117,938	$30,208

(1)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of March 31, 2011, and the related consolidated statements of income, changes in equity, and cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2010, and the related consolidated statements of income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 3, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2011.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2011.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index ("SNL") for the following periods ended March 31, 2011:

	Total Return(1)
	Vornado	RMS	SNL
One-year	19.2%	24.3%	24.9%
Three-year	12.6%	6.9%	11.2%
Five-year	8.2%	7.2%	11.9%
Ten-year	281.0%	191.9%	207.4%

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

•      Developing and redeveloping existing properties to increase returns and maximize value; and

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

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for additional information regarding these factors.

2011 Acquisitions and Investments

One Park Avenue

On March 1, 2011, we as a co-investor, together with the Fund, acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000. The purchase price consisted of $137,000,000 in cash and 95% of a new $250,000,000 5-year mortgage that bears interest at 5.0%.  The Fund accounts for its 64.7% interest in the property at fair value in accordance with the AICPA Investment Company Guide.  We account for our directly owned 30.3% equity interest under the equity method of accounting in our New York Office Properties segment.

280 Park Avenue Mezzanine Loans Joint Venture

On March 16, 2011, we formed a 50/50 joint venture with SL Green Realty Corp (“SL Green”) to own the mezzanine debt of 280 Park Avenue, a 1.2 million square foot office building located between 48th and 49th Streets in Manhattan.  We contributed our mezzanine loan with a face amount of $73,750,000 and they contributed their mezzanine loans with a face amount of $326,250,000 to the joint venture.  We equalized our interest in the joint venture with SL Green by paying them $111,250,000 in cash and assuming $15,000,000 of their debt position.  We account for our 50% interest in the joint venture under the equity method of accounting from the date of contribution.

Overview - continued

2011 Dispositions

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

In the first quarter of 2011, we sold (i) 1140 Connecticut Avenue and 1227 25th Street for $127,000,000 in cash, which resulted in a $45,862,000 net gain, and (ii) two retail properties in separate transactions for an aggregate of $38,711,000 in cash, which resulted in net gains aggregating $5,303,000.

2011 Financing Activities

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, or $175,000,000 in the aggregate, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  We retained aggregate net proceeds of $194,736,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 8,050,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).  Dividends on the Series J Preferred Shares are cumulative and payable quarterly in arrears.  The Series J Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after April 20, 2016 (or sooner under limited circumstances), we, at our option, may redeem the Series J Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series J Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

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

On February 10, 2011, we completed a $150,000,000 financing of 2121 Crystal Drive, a 506,000 square foot office building located in Crystal City, Arlington, Virginia.  The 12-year fixed rate loan bears interest at 5.51% and amortizes based on a 30-year schedule beginning in the third year.  This property was previously unencumbered.

On January 18, 2011, we repaid the outstanding balance of the construction loan on 220 20th Street and closed on a new $76,100,000 mortgage financing at a fixed rate of 4.61%.  The new loan has a seven-year term and amortizes based on a 30-year schedule.

On January 10, 2011, we completed a $75,000,000 financing of North Bergen (Tonnelle Avenue), a 410,000 square foot strip shopping center.  The seven-year fixed rate loan bears interest rate at 4.59% and amortizes based on a 25-year schedule beginning in the sixth year. This property was previously unencumbered.

In January 2011, we completed a $60,000,000 financing of land under a portion of the Borgata Hotel and Casino complex. The 10-year fixed rate loan bears interest at 5.14% and amortizes based on a 30-year schedule beginning in the third year.

Overview - continued

Quarter Ended March 31, 2011 Financial Results Summary

Net income attributable to common shareholders for the quarter ended March 31, 2011 was $399,215,000, or $2.12 per diluted share, compared to $200,285,000, or $1.09 per diluted share, for the quarter ended March 31, 2010.  Net income for the quarters ended March 31, 2011 and 2010 include $51,165,000 and $307,000, respectively, of net gains on sale of real estate and certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $215,400,000, or $1.12 per diluted share for the quarter ended March 31, 2011 and $2,389,000, or $0.01 per diluted share for the quarter ended March 31, 2010.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended March 31, 2011 was $505,931,000, or $2.64 per diluted share, compared to $353,826,000, or $1.87 per diluted share, for the prior year’s quarter.  FFO for the quarters ended March 31, 2011 and 2010 include certain items that affect comparability which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $167,473,000, or $0.87 per diluted share for the quarter ended March 31, 2011 and $5,248,000, or $0.03 per diluted share for the quarter ended March 31, 2010.

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010
Items that affect comparability income (expense):
Net gain on extinguishment of debt	$83,907	$-
Mezzanine loans loss reversal and net gain on disposition	82,744	-
Income from the mark-to-market of J.C. Penney derivative position	17,163	-
Our share of LNR's tax settlement gain	8,977	-
Net gain on sale of condominiums	4,586	2,427
Net gain resulting from Lexington's stock issuances	1,452	5,998
Net gain on redemption of perpetual preferred units	-	2,154
Buy-out of a below-market lease	(15,000)	-
Real Estate Fund placement fees	(3,048)	-
Litigation loss accrual	-	(10,056)
(Negative FFO) FFO attributable to discontinued operations	(757)	3,750
Other, net	(1,236)	1,373
	178,788	5,646
Noncontrolling interests' share of above adjustments	(11,315)	(398)
Items that affect comparability, net	$167,473	$5,248

The percentage increase in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended March 31, 2011 over the quarter ended March 31, 2010 and the trailing quarter ended December 31, 2010 are summarized below.

		New York		Washington, DC			Merchandise
Same Store EBITDA:		Office		Office	Retail		Mart
	March 31, 2011 vs. March 31, 2010
	GAAP basis	(1.7%)		5.1%	3.9%		8.6%
	Cash Basis	(0.7%)		10.7%	6.9%		9.6%
	March 31, 2011 vs. December 31, 2010
	GAAP basis	(3.7%)	(1)	2.0%	(2.1%)	(2)	5.8%
	Cash Basis	(1.3%)	(1)	2.3%	0.4%	(2)	6.2%

(1)	Reflects a seasonal increase in utility costs.

(2)	Primarily due to rents from holiday leasing and percentage rents recognized in the fourth quarter.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

The leasing activity presented below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Tenant improvements and leasing commissions presented below are based on our share of square feet leased during the period.

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
As of March 31, 2011:	Office	Office	Retail (3)	Office	Showroom
Total square feet (in service)	18,445	21,171	25,266	2,621	4,191
Our share of square feet (in service)	16,501	17,829	23,424	2,621	4,191
Number of properties	29	82	160	6	6
Occupancy rate	95.7%	93.4%(2)	92.4%	90.8%	93.1%

Leasing Activity:
Quarter Ended March 31, 2011:
Total square feet leased	673	404	353	-	116
Our share of square feet leased:	336	311	346	-	116
Initial rent (1)	$50.38	$37.57	$31.56	$-	$36.06
Weighted average lease term (years)	13.9	3.8	9.3	-	7.0
Relet space (included above):
Square feet	183	268	75	-	116
Initial rent - cash basis (1)	$57.32	$36.50	$26.22	$-	$36.06
Prior escalated rent - cash basis	$49.27	$35.32	$21.09	$-	$37.48
Percentage (decrease) increase:
Cash basis	16.3%	3.3%	24.3%	-	(3.8%)
GAAP basis	16.6%	10.2%	31.1%	-	-
Tenant improvements and leasing
commissions:
Per square foot	$58.08	$12.04	$10.01	$-	$3.11
Per square foot per annum:	$4.17	$3.17	$1.08	$-	$0.44
Percentage of initial rent	8.3%	8.4%	3.4%	-	1.2%

As of December 31, 2010:
Total square feet (in service)	17,454	21,149	25,557	2,608	4,204
Our share of square feet (in service)	16,194	17,823	23,453	2,608	4,204
Number of properties	28	82	161	6	6
Occupancy rate	95.6%	94.3%(2)	92.3%	91.5%	93.2%

As of March 31, 2010:
Total square feet (in service)	17,489	20,551	25,075	2,470	6,301
Our share of square feet (in service)	16,175	18,210	22,684	2,470	6,301
Number of properties	28	82	164	8	8
Occupancy rate	95.3%	94.1%(2)	91.2%	87.5%	89.1%

(1)	Most leases include periodic step-ups in rent which are not reflected in the initial rent per square foot leased.

(2)	Excluding residential and other properties, occupancy rates for the office properties were as follows.
	March 31, 2011	92.5%
	December 31, 2010	94.0%
	March 31, 2010	94.6%

(3)	Mall sales per square foot, including partially owned malls, for the trailing twelve months ended March 31, 2011 and 2010 were $460 and
	$468, respectively.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2011 and 2010

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2011 and 2010.

(Amounts in thousands)	For the Three Months Ended March 31, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$540,472	$194,242	$138,884	$107,447	$62,565	$-	$37,334
Straight-line rent adjustments	13,929	7,870	(5)	4,181	790	-	1,093
Amortization of acquired below-
market leases, net	16,759	8,177	466	6,960	17	-	1,139
Total rentals	571,160	210,289	139,345	118,588	63,372	-	39,566
Tenant expense reimbursements	90,959	33,876	9,297	39,331	4,023	-	4,432
Cleveland Medical Mart development
project	40,699	-	-	-	40,699	-	-
Fee and other income:
Tenant cleaning fees	15,423	23,430	-	-	-	-	(8,007)
Management and leasing fees	4,106	1,495	2,885	555	103	-	(932)
Lease termination fees	1,176	65	1,111	-	-	-	-
Other	13,588	4,763	5,345	1,407	2,036	-	37
Total revenues	737,111	273,918	157,983	159,881	110,233	-	35,096
Operating expenses	290,773	121,909	48,836	60,680	41,946	-	17,402
Depreciation and amortization	132,227	46,146	33,684	28,541	11,062	-	12,794
General and administrative	59,003	5,364	6,537	8,022	7,598	-	31,482
Cleveland Medical Mart development
project	38,278	-	-	-	38,278	-	-
Acquisition and other costs	18,270	-	-	15,000	3,040	-	230
Total expenses	538,551	173,419	89,057	112,243	101,924	-	61,908
Operating income (loss)	198,560	100,499	68,926	47,638	8,309	-	(26,812)
Income applicable to Toys	112,944	-	-	-	-	112,944	-
Income (loss) from partially owned
entities	16,284	1,088	(3,915)	318	76	-	18,717
Income from Real Estate Fund	1,080	-	-	-	-	-	1,080
Interest and other investment
income, net	117,108	172	32	8	9	-	116,887
Interest and debt expense	(134,765)	(33,086)	(28,926)	(23,069)	(9,338)	-	(40,346)
Net gain on disposition of wholly
owned and partially owned assets	6,677	-	-	-	-	-	6,677
Income (loss) before income taxes	317,888	68,673	36,117	24,895	(944)	112,944	76,203
Income tax expense	(6,382)	(519)	(738)	(5)	(410)	-	(4,710)
Income (loss) from continuing
operations	311,506	68,154	35,379	24,890	(1,354)	112,944	71,493
Income from discontinued operations	134,315	-	46,466	5,303	82,546	-	-
Net income	445,821	68,154	81,845	30,193	81,192	112,944	71,493
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,350)	(2,271)	-	155	-	-	766
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(31,808)	-	-	-	-	-	(31,808)
Net income attributable to
Vornado	412,663	65,883	81,845	30,348	81,192	112,944	40,451
Interest and debt expense(2)	198,848	31,994	32,221	24,164	12,907	40,135	57,427
Depreciation and amortization(2)	185,848	45,093	41,899	28,976	11,175	34,673	24,032
Income tax expense (benefit)(2)	66,828	519	848	5	410	69,018	(3,972)
EBITDA(1)	$864,187	$143,489	$156,813	$83,493	$105,684	$256,770	$117,938

____________________

See notes on page 40.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2011 and 2010 - continued

(Amounts in thousands)	For the Three Months Ended March 31, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$516,623	$192,604	$136,826	$95,107	$57,657	$-	$34,429
Straight-line rent adjustments	20,063	7,794	4,208	6,358	1,102	-	601
Amortization of acquired below-
market leases, net	15,771	9,205	621	4,516	(121)	-	1,550
Total rentals	552,457	209,603	141,655	105,981	58,638	-	36,580
Tenant expense reimbursements	91,930	33,252	14,917	37,595	3,977	-	2,189
Fee and other income:
Tenant cleaning fees	13,652	20,418	-	-	-	-	(6,766)
Management and leasing fees	9,140	1,457	8,096	224	14	-	(651)
Lease termination fees	4,970	728	446	3,408	388	-	-
Other	13,165	4,410	5,837	740	1,962	-	216
Total revenues	685,314	269,868	170,951	147,948	64,979	-	31,568
Operating expenses	274,693	115,049	54,757	53,127	37,210	-	14,550
Depreciation and amortization	133,793	43,707	36,212	27,797	11,979	-	14,098
General and administrative	48,630	4,579	5,893	6,941	7,198	-	24,019
Total expenses	457,116	163,335	96,862	87,865	56,387	-	52,667
Operating income (loss)	228,198	106,533	74,089	60,083	8,592	-	(21,099)
Income applicable to Toys	125,870	-	-	-	-	125,870	-
Income (loss) from partially owned
entities	11,344	1,303	(192)	1,391	176	-	8,666
Interest and other investment
income, net	14,704	164	26	3	12	-	14,499
Interest and debt expense	(135,727)	(32,686)	(34,157)	(17,642)	(9,363)	-	(41,879)
Net gain on disposition of wholly
owned and partially owned assets	3,305	-	-	-	796	-	2,509
Income (loss) before income taxes	247,694	75,314	39,766	43,835	213	125,870	(37,304)
Income tax expense	(5,580)	(474)	(686)	(35)	(194)	-	(4,191)
Income (loss) from continuing
operations	242,114	74,840	39,080	43,800	19	125,870	(41,495)
(Loss) from discontinued operations	(9,570)	-	(8,323)	(202)	(1,045)	-	-
Net income (loss)	232,544	74,840	30,757	43,598	(1,026)	125,870	(41,495)
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(213)	(2,292)	-	242	-	-	1,837
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(17,779)	-	-	-	-	-	(17,779)
Net income (loss) attributable to
Vornado	214,552	72,548	30,757	43,840	(1,026)	125,870	(57,437)
Interest and debt expense(2)	196,187	30,992	35,171	19,354	13,009	41,140	56,521
Depreciation and amortization(2)	186,149	42,074	39,841	28,811	13,482	35,327	26,614
Income tax expense(2)	55,706	474	724	35	253	49,710	4,510
EBITDA(1)	$652,594	$146,088	$106,493	$92,040	$25,718	$252,047	$30,208

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2011 and 2010 - continued

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

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2011	2010
Alexander's	$15,168	$14,399
Lexington	11,993	17,848
555 California Street	10,965	11,488
LNR (acquired in July 2010)	9,390	-
Industrial warehouses	356	839
Hotel Pennsylvania	(68)	(447)
Other investments	8,999	9,307
	56,803	53,434
Corporate general and administrative expenses (1)	(21,355)	(19,388)
Investment income and other, net (1)	14,376	11,514
Mezzanine loans loss reversal and net gain on disposition	82,744	-
Income from the mark-to-market of J.C. Penney derivative position	17,163	-
Net gain on sale of condominiums	4,586	2,427
Real Estate Fund placement fees	(3,048)	-
Acquisition costs	(1,523)	-
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(31,808)	(17,779)
	$117,938	$30,208

(1)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Results of Operations – Three Months Ended March 31, 2011 Compared to March 31, 2010

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $737,111,000 for the three months ended March 31, 2011, compared to $685,314,000 in the prior year’s quarter, an increase of $51,797,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total		Office	Office		Retail	Mart		Other
Property rentals:
Acquisitions and other	$(1,976)		$-	$(8,410)		$4,997	$-		$1,437
Development	2,366		-	2,569		(203)	-		-
Hotel Pennsylvania	2,014		-	-		-	-		2,014
Trade Shows	2,314		-	-		-	2,314		-
Amortization of acquired below-market
leases, net	1,174		(1,028)	(155)		2,444	138		(225)
Leasing activity (see page 37)	12,811		1,714	3,686		5,369	2,282		(240)
	18,703		686	(2,310)		12,607	4,734		2,986

Tenant expense reimbursements:
Acquisitions/development	(2,217)		-	(3,821)		(1,083)	-		2,687
Operations	1,246		624	(1,799)		2,819	46		(444)
	(971)		624	(5,620)		1,736	46		2,243

Cleveland Medical Mart development
project	40,699	(1)	-	-		-	40,699	(1)	-

Fee and other income:
BMS cleaning fees	1,771		3,012	-		-	-		(1,241)	(2)
Management and leasing fees	(5,034)		38	(5,211)	(3)	331	89		(281)
Lease cancellation fee income	(3,794)		(663)	665		(3,408)	(388)		-
Other	423		353	(492)		667	74		(179)
	(6,634)		2,740	(5,038)		(2,410)	(225)		(1,701)

Total increase (decrease) in revenues	$51,797		$4,050	$(12,968)		$11,933	$45,254		$3,528

(1)	$38,278 is offset by development costs expensed in the quarter. See note (5) on page 42.

(2)	Primarily from the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 42.

(3)	Primarily from leasing fees in the prior year in connection with our management of a development project.

Results of Operations – Three Months Ended March 31, 2011 Compared to March 31, 2010 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $538,551,000 for the three months ended March 31, 2011, compared to $457,116,000 in the prior year’s quarter, an increase of $81,435,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

		New York		Washington, DC			Merchandise
Increase (decrease) due to:	Total	Office		Office	Retail		Mart		Other
Operating:
Acquisitions and other	$1,569	$-		$(4,796)	$3,678		$-		$2,687
Development/redevelopment	508	-		(11)	519		-		-
Hotel Pennsylvania	1,562	-		-	-		-		1,562
Trade Shows	962	-		-	-		962		-
Operations	11,479	6,860	(1)	(1,114)	3,356		3,774		(1,397)	(2)
	16,080	6,860		(5,921)	7,553		4,736		2,852

Depreciation and amortization:
Acquisitions/development	(3,027)	-		(4,058)	1,031		-		-
Operations	1,461	2,439		1,530	(287)		(917)		(1,304)
	(1,566)	2,439		(2,528)	744		(917)		(1,304)

General and administrative:
Mark-to-market of deferred compensation
plan liability (3)	2,189	-		-	-		-		2,189
Real Estate Fund placement fees	3,048	-		-	-		-		3,048
Operations	5,136	785		644	1,081		400		2,226	(4)
	10,373	785		644	1,081		400		7,463

Cleveland Medical Mart development
project (5)	38,278	-		-	-		38,278	(5)	-

Acquisition and other costs	18,270	-		-	15,000	(6)	3,040		230

Total increase (decrease) in expenses	$81,435	$10,084		$(7,805)	$24,378		$45,537		$9,241

(1)	Results from increases in (i) reimbursable operating expenses of $3,980, (ii) BMS operating expenses of $2,720 and (iii) non-reimbursable operating expenses of $160.
(2)	Primarily from the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 41.

(3)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(4)	Primarily from higher payroll costs and stock-based compensation expense.

(5)	See note (1) on page 41.

(6)	Represents the buy-out of a below-market lease.

Results of Operations – Three Months Ended March 31, 2011 Compared to March 31, 2010 - continued

Income Applicable to Toys

In the three months ended March 31, 2011, we recognized net income of $112,944,000 from our investment in Toys, comprised of $110,821,000 for our 32.7% share of Toys’ net income ($179,839,000 before our share of Toys’ income tax expense) and $2,123,000 of interest and other income.

In the three months ended March 31, 2010, we recognized net income of $125,870,000 from our investment in Toys, comprised of $123,840,000 for our 32.7% share of Toys’ net income ($173,550,000 before our share of Toys’ income tax expense) and $2,030,000 of interest and other income.

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010
Equity in Net Income (Loss):
Alexander's - 32.4% share of equity in net income	$8,011	$6,460

Lexington - 12.6% share in 2011 and 13.9% share in 2010 of equity in net income (1)	2,172	6,045

LNR - 26.2% share of equity in net income (acquired in July 2010) (2)	15,254	-

India real estate ventures - 4% to 36.5% range in our share of equity in net (loss) income	(207)	1,651

Other, net (3)	(8,946)	(2,812)
	$16,284	$11,344

(1)	The three months ended March 31, 2011 and 2010 include $1,452 and $5,998, respectively, of net gains resulting from Lexington's stock issuances.

(2)	Includes $8,977 for our share of a tax settlement gain.

(3)

Represents our equity in net income or loss of partially owned office buildings in New York and Washington, DC, the Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.  The three months ended March 31, 2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

Income from Real Estate Fund

In the three months ended March 31, 2011, we recognized income of $1,080,000 from our Real Estate Fund.

Results of Operations – Three Months Ended March 31, 2011 Compared to March 31, 2010 - continued

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was $117,108,000 in the three months ended March 31, 2011, compared to $14,704,000 in the prior year’s quarter, an increase of $102,404,000. This increase resulted from:

(Amounts in thousands)
Mezzanine loans loss reversal and net gain on disposition	$82,744
Income from the mark-to-market of J.C. Penney derivative position	17,163
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	2,189
Other, net	308
$102,404

Interest and Debt Expense

Interest and debt expense was $134,765,000 in the three months ended March 31, 2011, compared to $135,727,000 in the prior year’s quarter, a decrease of $962,000.  This decrease was primarily due to savings of (i) $6,196,000 applicable to the acquisition, retirement and repayment of our convertible senior debentures and senior unsecured notes, (ii) $4,579,000 from the deconsolidation of the Warner Building resulting from the sale of a 45% interest in October 2010, and (iii) $3,950,000 from the repayment of the Springfield Mall mortgage at a discount in December 2010, partially offset by (iv) $6,645,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers, (v) $5,057,000 from the issuance of $500,000,000 of senior unsecured notes in March 2010, and (vi) $1,262,000 from the consolidation of the San Jose Shopping Center resulting from our acquisition in October 2010 of the 55% interest we did not previously own.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $6,677,000 in the three months ended March 31, 2011, compared to $3,305,000 in the prior year’s quarter and resulted primarily from the sales of residential condominiums and marketable securities.

Income Tax Expense

Income tax expense was $6,382,000 in the three months ended March 31, 2011, compared to $5,580,000 in the prior year’s quarter, an increase of $802,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Results of Operations – Three Months Ended March 31, 2011 Compared to March 31, 2010 - continued

Income (Loss) from Discontinued Operations

The table below sets forth the combined results of assets related to discontinued operations for the three months ended March 31, 2011 and 2010, including the High Point Complex in North Carolina, which was disposed by the receiver on March 31, 2011.

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2011	2010
Total revenues	$5,987	$11,021
Total expenses	6,744	10,535
	(757)	486
Net gain on extinguishment of High Point debt	83,907	-
Net gain on sale of 1140 Connecticut Avenue and 1227 25th Street	45,862	-
Net gain on sales of other real estate	5,303	-
Litigation loss accrual	-	(10,056)
Income (loss) from discontinued operations	$134,315	$(9,570)

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $1,350,000 in the three months ended March 31, 2011, compared to $213,000 in the prior year’s quarter, an increase of $1,137,000.  This increase resulted primarily from higher income allocated to the noncontrolling interests at 555 California Street.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership, including Unit Distributions

 Net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions for the three months ended March 31, 2011 and 2010 is comprised of (i) allocations of income to redeemable noncontrolling interests of $27,305,000 and $15,215,000, respectively, (ii) preferred unit distributions of the Operating Partnership of $4,503,000 and $4,718,000, respectively, and (iii) a net gain of $2,154,000 on the redemption of a portion of the Series D-12 perpetual preferred units in the three months ended March 31, 2010.  The increase of $12,090,000 in allocations of income to redeemable noncontrolling interests resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $13,448,000 for the three months ended March 31, 2011, compared to $14,267,000 for the prior year’s quarter, a decrease of $819,000.  This decrease resulted from the redemption of all of the Series D-10 preferred shares in September 2010.

Results of Operations – Three Months Ended March 31, 2011 Compared to March 31, 2010 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended March 31, 2011	$143,489	$156,813	$83,493	$105,684
Add-back: non-property level overhead
expenses included above	5,364	6,537	8,022	7,598
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(1,325)	(51,629)	5,982	(83,798)
GAAP basis same store EBITDA for the three months
ended March 31, 2011	147,528	111,721	97,497	29,484
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(14,037)	469	(6,834)	(807)
Cash basis same store EBITDA for the three months
ended March 31, 2011	$133,491	$112,190	$90,663	$28,677

EBITDA for the three months ended March 31, 2010	$146,088	$106,493	$92,040	$25,718
Add-back: non-property level overhead
expenses included above	4,579	5,893	6,941	7,198
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(624)	(6,091)	(5,116)	(5,776)
GAAP basis same store EBITDA for the three months
ended March 31, 2010	150,043	106,295	93,865	27,140
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(15,608)	(4,992)	(9,029)	(981)
Cash basis same store EBITDA for the three months
ended March 31, 2010	$134,435	$101,303	$84,836	$26,159

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended March 31, 2011 over the
three months ended March 31, 2010	$(2,515)	$5,426	$3,632	$2,344

(Decrease) increase in Cash basis same store EBITDA for
the three months ended March 31, 2011 over the
three months ended March 31, 2010	$(944)	$10,887	$5,827	$2,518

% (decrease) increase in GAAP basis same store EBITDA	(1.7%)	5.1%	3.9%	8.6%

% (decrease) increase in Cash basis same store EBITDA	(0.7%)	10.7%	6.9%	9.6%

SUPPLEMENTAL INFORMATION

Three Months Ended March 31, 2011 vs. Three Months Ended December 31, 2010

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended March 31, 2011, compared to the three months ended December 31, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended March 31, 2011	$143,489	$156,813	$83,493	$105,684
Add-back: non-property level overhead expenses
included above	5,364	6,537	8,022	7,598
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(1,070)	(51,629)	8,177	(82,919)
GAAP basis same store EBITDA for the three months
ended March 31, 2011	147,783	111,721	99,692	30,363
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(14,038)	469	(9,029)	(807)
Cash basis same store EBITDA for the three months
ended March 31, 2011	$133,745	$112,190	$90,663	$29,556

EBITDA for the three months ended December 31, 2010(1)	$139,451	$163,581	$136,535	$9,124
Add-back: non-property level overhead expenses
included above	4,761	7,385	7,019	6,534
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	9,229	(61,441)	(41,747)	13,043
GAAP basis same store EBITDA for the three months
ended December 31, 2010	153,441	109,525	101,807	28,701
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(17,930)	183	(11,524)	(858)
Cash basis same store EBITDA for the three months
ended December 31, 2010	$135,511	$109,708	$90,283	$27,843

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended March 31, 2011 over the
three months ended December 31, 2010	$(5,658)	$2,196	$(2,115)	$1,662

(Decrease) increase in Cash basis same store EBITDA for
the three months ended March 31, 2011 over the
three months ended December 31, 2010	$(1,766)	$2,482	$380	$1,713

% (decrease) increase in GAAP basis same store EBITDA	(3.7%)	2.0%	(2.1%)	5.8%

% (decrease) increase in Cash basis same store EBITDA	(1.3%)	2.3%	0.4%	6.2%

(1)	Below is the reconciliation of net income (loss) to EBITDA for the three months ended December 31, 2010

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
Net income (loss) attributable to Vornado for the three months
ended December 31, 2010	$63,985	$92,542	$83,157	$(19,191)
Interest and debt expense	31,805	31,819	24,378	16,009
Depreciation and amortization	43,164	38,354	29,000	12,015
Income tax expense	497	866	-	291
EBITDA for the three months ended December 31, 2010	$139,451	$163,581	$136,535	$9,124

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  In addition, the Fund has aggregate unfunded equity commitments of $567,699,000 for acquisitions, including $141,924,000 from us.  We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties.   Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.  Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, dividends to shareholders, distributions to unitholders of the Operating Partnership, as well as acquisition and development costs.

Cash Flows for the Three Months Ended March 31, 2011

Our cash and cash equivalents were $618,361,000 at March 31, 2011, a $72,428,000 decrease over the balance at December 31, 2010.  This decrease was primarily due to cash flows from financing activities as discussed below.

Our consolidated outstanding debt was $10,631,396,000 at March 31, 2011, a $262,243,000 decrease over the balance at December 31, 2010.  As of March 31, 2011 and December 31, 2010, $374,000,000 and $874,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2011 and 2012, $1,435,142,000 and $1,715,165,000 of our outstanding debt matures, respectively. We may refinance our maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $196,102,000 was comprised of (i) net income of $445,821,000 and (ii) distributions of income from partially owned entities of $25,921,000, partially offset by (iii) $256,647,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities, and (iv) the net change in operating assets and liabilities of $18,993,000, including $85,536,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $60,421,000 was comprised of (i) $192,523,000 of capital distributions from partially owned entities, (ii) $127,199,000 of proceeds from sales of real estate and related investments, (iii) $73,608,000 of proceeds from sales and repayments of mezzanine loans (iv) $15,162,000 of proceeds from sales of, and return of investments in, marketable securities and (v) changes in restricted cash of $12,174,000, partially offset by (vi) $316,129,000 of investments in partially owned entities, (vii) $30,281,000 of additions to real estate, (viii) $10,994,000 of development costs and construction in progress and (ix) $2,841,000 of investments in mezzanine loans receivable and other.

Net cash used in financing activities of $328,951,000 was comprised of (i) $1,197,312,000 for the repayments of borrowings, (ii) $126,936,000 of dividends paid on common shares, (iii) $23,639,000 of distributions to noncontrolling interests, (iv) $13,559,000 of dividends paid on preferred shares, (v) $12,161,000 of debt issuance and other costs and (vi) $570,000 for the repurchase of shares related to stock compensation agreements and related tax holdings, partially offset by (vii) $937,518,000 of proceeds from borrowings, (viii) $92,238,000 of contributions from noncontrolling interests and (ix) $15,470,000 of proceeds received from exercise of employee share options.

LIQUIDITY AND CAPITAL RESOURCES – continued

Cash Flows for the Three Months Ended March 31,  2010

Our cash and cash equivalents were $788,940,000 at March 31, 2010, a $253,461,000 increase over the balance at December 31, 2009.  This increase resulted from $288,048,000 of net cash provided by operating activities and $7,342,000 of net cash provided by investing activities, partially offset by $41,929,000 of net cash used in financing activities.

Our consolidated outstanding debt was $10,838,141,000 at March 31, 2010, a $152,438,000 increase over the balance at December 31, 2009.  This increase was primarily due to the public offering of $500,000,000 of 4.25% senior unsecured notes in March 2010.

Our share of debt of unconsolidated subsidiaries was $2,822,363,000 at March 31, 2010, a $327,277,000 decrease from the balance at December 31, 2009.

Cash flows provided by operating activities of $288,048,000 was comprised of (i) net income of $232,544,000, (ii) distributions of income from partially owned entities of $7,123,000 and (iii) the net change in operating assets and liabilities of $73,171,000, partially offset by (iv) $24,790,000 of non-cash adjustments, including depreciation and amortization expense, non-cash impairment losses, the effect of straight-lining of rental income and equity in net income of partially owned entities.

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

Net cash used in financing activities of $41,929,000 was primarily comprised of (i) proceeds from borrowings of $660,335,000, partially offset by, (ii) repayments of borrowings, including the purchase of our senior unsecured notes, of $525,246,000, (iii) dividends paid on common shares of $117,958,000, (iv) repurchase of shares related to stock compensation arrangements and related tax withholdings of $25,323,000, (v) dividends paid on preferred shares of $14,267,000 and (vi) distributions to noncontrolling interests of $13,082,000.

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

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2011.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$7,051	$3,002	$1,069	$645	$1,577	$758
Tenant improvements	13,390	8,310	3,632	1,033	415	-
Leasing commissions	3,392	1,959	963	470	-	-
Non-recurring capital expenditures	11,881	9,237	-	1,967	-	677
Total capital expenditures and leasing
commissions (accrual basis)	35,714	22,508	5,664	4,115	1,992	1,435
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	27,096	13,804	3,608	4,802	4,564	318
Expenditures to be made in future
periods for the current period	(25,799)	(17,632)	(4,297)	(3,470)	(400)	-
Total capital expenditures and leasing
commissions (cash basis)	$37,011	$18,680	$4,975	$5,447	$6,156	$1,753

Tenant improvements and leasing commissions:
Per square foot per annum	$2.74	$4.17	$3.17	$1.08	$0.44	$-
Percentage of initial rent	7.0%	8.3%	8.4%	3.4%	1.2%	-

Development and Redevelopment
Expenditures:
Bergen Town Center	$3,034	$-	$-	$3,034	$-	$-
Green Acres Mall	2,982	-	-	2,982	-	-
Poughkeepsie, New York	535	-	-	535	-	-
Other	4,443	1,009	1,763	1,249	155	267
	$10,994	$1,009	$1,763	$7,800	$155	$267

LIQUIDITY AND CAPITAL RESOURCES - continued

Below are the details of capital expenditures, leasing commissions and development and redevelopment expenditures and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2010.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$7,784	$4,505	$1,118	$383	$614	$1,164
Tenant improvements	19,673	11,686	1,991	3,944	2,052	-
Leasing commissions	4,565	3,221	795	505	-	44
Non-recurring capital expenditures	421	-	-	104	-	317
Total capital expenditures and leasing
commissions (accrual basis)	32,443	19,412	3,904	4,936	2,666	1,525
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	26,340	16,928	4,174	2,927	821	1,490
Expenditures to be made in future
periods for the current period	(20,884)	(11,017)	(2,361)	(4,553)	(1,355)	(1,598)
Total capital expenditures and leasing
commissions (cash basis)	$37,899	$25,323	$5,717	$3,310	$2,132	$1,417

Tenant improvements and leasing commissions:
Per square foot per annum	$3.14	$6.86	$2.05	$2.23	$0.94	$-
Percentage of initial rent	9.8%	15.3%	5.1%	10.6%	3.9%	-

Development and Redevelopment
Expenditures:
West End 25	$4,521	$-	$4,521	$-	$-	$-
1540 Broadway	4,030	-	-	4,030	-	-
Bergen Town Center	4,003	-	-	4,003	-	-
220 20th Street	3,762	-	3,762	-	-	-
Residential condominiums	2,982	-	-	-	-	2,982
North Bergen, New Jersey	2,688	-	-	2,688	-	-
Poughkeepsie, New York	1,548	-	-	1,548	-	-
Beverly Connection	1,528	-	-	1,528	-	-
Garfield, New Jersey	1,344	-	-	1,344	-	-
Other	11,192	1,899	4,419	1,592	321	2,961
	$37,598	$1,899	$12,702	$16,733	$321	$5,943

LIQUIDITY AND CAPITAL RESOURCES – continued

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Our coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2011, the aggregate dollar amount of these guarantees and master leases is approximately $203,250,000.

At March 31, 2011, $12,423,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $195,255,000, of which $141,924,000 is committed to the Fund.  In addition, we have agreed in principle to contribute up to $52,000,000 to a new investment management fund which will be managed by LNR.

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Other Commitments and Contingencies - continued

During 2010, two of our wholly owned subsidiaries entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County will fund the development of the Facility, using the proceeds it received from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, our subsidiaries will receive net settled payments of approximately $10,000,000 per year, which is net of its $36,000,000 annual obligation to the County.  Our subsidiaries’ obligation has been pledged by the County to the bondholders, but is payable by our subsidiaries only to the extent that they first receive at least an equal payment from the County.  Our subsidiaries engaged a contractor to construct the Facility pursuant to a guaranteed maximum price contract; although our subsidiaries are ultimately responsible for cost overruns, the contractor is responsible for all costs incurred in excess of its contract and has provided a completion guaranty.  Construction of the Facility is expected to be completed in 2013.  Upon completion, our subsidiaries are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, of the Facility.  The County may terminate the operating agreement five years from the completion of development and periodically thereafter, if our subsidiaries fail to achieve certain performance thresholds.

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matters referred to below, are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  We intend to continue to vigorously pursue our claims against Stop & Shop.

FUNDS FROM OPERATIONS (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gain from sales of depreciated real estate assets, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro-rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 17 – Income per Share, in the notes to our consolidated financial statements on page 26 of this Quarterly Report on Form 10-Q.

FFO for the Three Months Ended March 31, 2011 and 2010

FFO attributable to common shareholders plus assumed conversions was $505,931,000, or $2.64 per diluted share for the three months ended March 31, 2011, compared to $353,826,000, or $1.87 per diluted share for the prior year’s quarter.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Three Months
(Amounts in thousands, except per share amounts)	Ended March 31,
Reconciliation of our net income to FFO:	2011	2010
Net income attributable to Vornado	$412,663	$214,552
Depreciation and amortization of real property	124,321	127,614
Net gain on sales of real estate	(51,165)	-
Proportionate share of adjustments to equity in net income of Toys, to arrive at FFO:
Depreciation and amortization of real property	17,729	17,501
Income tax effect of above adjustment	(6,205)	(6,125)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	23,969	19,541
Net gain on sales of real estate	(1,649)	(307)
Noncontrolling interests' share of above adjustments	(6,850)	(11,171)
FFO	512,813	361,605
Preferred share dividends	(13,448)	(14,267)
FFO attributable to common shareholders	499,365	347,338
Interest on 3.875% exchangeable senior debentures	6,534	6,447
Convertible preferred share dividends	32	41
FFO attributable to common shareholders plus assumed conversions	$505,931	$353,826

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	183,988	181,542
Effect of dilutive securities:
3.875% exchangeable senior debentures	5,736	5,736
Employee stock options and restricted share awards	1,749	1,831
Convertible preferred shares	56	72
Denominator for FFO per diluted share	191,529	189,181

FFO attributable to common shareholders plus assumed conversions per diluted share	$2.64	$1.87

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2011				2010
			Weighted	Effect of 1%		Weighted
	March 31,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,245,521		1.99%	$22,455	$2,903,510	1.76%
Fixed rate	8,385,875		5.63%	-	7,990,129	5.66%
	$10,631,396		4.86%	22,455	$10,893,639	4.62%
Pro-rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$296,541		1.43%	2,965	$345,308	1.39%
Variable rate – Toys	283,000		6.50%	2,830	501,623	4.95%
Fixed rate (including $1,417,000 and
$1,421,820 of Toys debt in 2011 and 2010)	2,462,136	(1)	6.71%	-	2,428,986	6.86%
	$3,041,677		6.17%	5,795	$3,275,917	5.99%
Noncontrolling interests’ share of above				(1,780)
Total change in annual net income				$26,470
Per share-diluted				$0.14

(1)	Excludes $37 billion for our 26.2% pro rata shares of liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2011, variable rate debt with an aggregate principal amount of $562,010,000 and a weighted average interest rate of 2.84% was subject to LIBOR caps.  These caps are based on a notional amount of $558,725,000 and cap LIBOR at a weighted average rate of 5.68%.  In addition, we have one interest rate swap on a $425,000,000 loan that swapped the rate from LIBOR plus 2.00% (2.26% at March 31, 2011) to a fixed rate of 5.13% for the seven-year term of the loan.

As of March 31, 2011, we have investments in mezzanine loans with an aggregate carrying amount of $78,544,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of March 31, 2011, the estimated fair value of our consolidated debt was $11,014,783,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income, net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. During the three months ended March 31, 2011 we recognized $17,163,000 of income from derivative instruments.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, such disclosure controls and procedures were effective.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  We intend to continue to vigorously pursue our claims against Stop & Shop.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2011, we issued 30,317 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of the Annual Report on Form 10-K for the year ended December 31, 2010, and such information is incorporated by reference herein.

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

VORNADO REALTY TRUST
(Registrant)

Date: May 3, 2011	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.
3.1		-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2		-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3		-	Articles Supplementary, 6.875% Series J Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust's Registration Statement on Form 8-A
(File No. 001-11954), filed on April 20, 2011

3.4		-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5		-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6		-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.7		-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.8		-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.9		-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.10		-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11		-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12		-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.13		-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*		Incorporated by reference.

3.14		-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to exhibit 3,4 to Vornado Realty Trust's Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15		-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.16		-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.17		-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.18		-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.19		-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.20		-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.21		-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.22		-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.23		-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.24		-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.25		-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.26		-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

3.27		-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

_______________________
	*		Incorporated by reference.

3.28		-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.29		-	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –	*
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.30		-	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.31		-	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.32		-	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

3.33		-	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated	*
by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

3.34		-	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

3.35		-	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

3.36		-	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of	*
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

3.37		-	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.38		-	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

3.39		-	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

3.40		-	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

_______________________
	*		Incorporated by reference.

3.41		-	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42		-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43		-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44		-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.45		-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

3.46		-	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2010

3.47		-	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011

4.1		-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(File No. 001-11954), filed on April 28, 2005

4.2		-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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

10.1		-	Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated	*
as of May 1, 1992 - Incorporated by reference to Vornado, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

10.2		-	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,	*
1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993
______________________
	*		Incorporated by reference.

10.3	**	-	Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992	*
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.4	**	-	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992	*
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.5	**	-	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,	*
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

10.6	**	-	Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2005 –	*
Incorporated by reference to Exhibit 10.15 to Vornado Realty Trust Annual Report on
Form 10-K for the year ended December 31, 2005 (File No. 001-11954), filed on
February 28, 2006

10.7	**	-	Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust	*
- Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

10.8		-	Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty	*
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
Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's
Inc.'s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064),
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
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.25		-	Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan	*
Chase Bank - Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(File No. 001-11954), filed on October 31, 2006

10.26	**	-	Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

10.27	**	-	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between	*
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.28	**	-	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and	*
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
Fascitelli, dated December 29, 2008. Incorporated by reference to Exhibit 10.47 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.35	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow,	*
dated December 29, 2008. Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

10.36	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.37	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.38	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.39	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.	*
Kennedy, dated December 29, 2008. Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.40	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan. Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

10.41	**	-	Employment Agreement between Vornado Realty Trust and Michael J. Franco, dated	*
September 24, 2010. Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-11954)
filed on November 2, 2010

10.42	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Stock Agreement. Incorporated by	*
reference to Exhibit 10.42 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.43	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement	*
Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.44	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement	*
Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.45	**	-	Letter Agreement between Vornado Realty Trust and Michelle Felman, dated December 21, 2010.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.46	**	-	Waiver and Release between Vornado Realty Trust and Michelle Felman, dated December 21,	*
2010. Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Annual Report
on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on
February 23, 2011

15.1		-	Letter regarding Unaudited Interim Financial Infromation

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification fo the Chief Executive Officer

32.2		-	Section 1350 Certification fo the Chief Finacial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.