Form 10-Q
period 2011-06-30
VORNADO REALTY TRUST
filed 2011-08-01
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2011, 184,427,825 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	June 30,	December 31,
ASSETS	2011	2010
Real estate, at cost:
Land	$4,592,075	$4,598,303
Buildings and improvements	12,753,909	12,733,487
Development costs and construction in progress	236,393	218,156
Leasehold improvements and equipment	126,784	124,976
Total	17,709,161	17,674,922
Less accumulated depreciation and amortization	(2,941,929)	(2,763,997)
Real estate, net	14,767,232	14,910,925
Cash and cash equivalents	591,515	690,789
Restricted cash	155,320	200,822
Marketable securities	791,676	766,116
Accounts receivable, net of allowance for doubtful accounts of $71,939 and $62,979	168,624	157,146
Investments in partially owned entities	1,160,292	927,672
Investment in Toys "R" Us	558,755	447,334
Real Estate Fund investments	255,795	144,423
Mezzanine loans receivable, net	155,613	202,412
Receivable arising from the straight-lining of rents, net of allowance of $8,148 and $7,323	739,784	720,806
Deferred leasing and financing costs, net of accumulated amortization of $236,577 and $223,131	366,421	368,314
Identified intangible assets, net of accumulated amortization of $363,341 and $338,508	317,257	348,745
Assets related to discontinued operations	-	234,464
Due from officers	13,183	13,187
Other assets	497,397	384,316
	$20,538,864	$20,517,471

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Notes and mortgages payable	$8,575,022	$8,259,298
Senior unsecured notes	982,629	1,082,928
Exchangeable senior debentures	494,403	491,000
Convertible senior debentures	187,994	186,413
Revolving credit facility debt	300,000	874,000
Accounts payable and accrued expenses	436,229	438,479
Deferred credit	555,709	583,369
Deferred compensation plan	100,374	91,549
Deferred tax liabilities	13,256	13,278
Liabilities related to discontinued operations	-	255,922
Other liabilities	104,257	82,856
Total liabilities	11,749,873	12,359,092
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,561,359 and 12,804,202 units outstanding	1,170,467	1,066,974
Series D cumulative redeemable preferred units - 10,000,001 and 10,400,001 units outstanding	251,000	261,000
Total redeemable noncontrolling interests	1,421,467	1,327,974
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 41,188,509 and 32,340,009 shares	997,446	783,088
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 184,427,825 and 183,661,875 shares	7,347	7,317
Additional capital	6,885,223	6,932,728
Earnings less than distributions	(1,244,254)	(1,480,876)
Accumulated other comprehensive income	114,479	73,453
Total Vornado shareholders' equity	6,760,241	6,315,710
Noncontrolling interests in consolidated subsidiaries	607,283	514,695
Total equity	7,367,524	6,830,405
	$20,538,864	$20,517,471

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010

REVENUES:
Property rentals	$573,646	$565,412	$1,144,806	$1,117,869
Tenant expense reimbursements	82,325	86,420	173,284	178,350
Cleveland Medical Mart development project	32,369	-	73,068	-
Fee and other income	41,811	32,157	76,104	73,084
Total revenues	730,151	683,989	1,467,262	1,369,303
EXPENSES:
Operating	273,152	261,845	563,925	536,538
Depreciation and amortization	131,898	133,277	264,125	267,070
General and administrative	50,251	49,540	109,254	98,170
Cleveland Medical Mart development project	29,940	-	68,218	-
Acquisition and other costs	1,897	1,930	20,167	1,930
Total expenses	487,138	446,592	1,025,689	903,708
Operating income	243,013	237,397	441,573	465,595
(Loss) income applicable to Toys "R" Us	(22,846)	(21,004)	90,098	104,866
Income from partially owned entities	26,403	4,452	42,687	15,796
Income from Real Estate Fund (of which $12,102 and $12,028 is allocated to noncontrolling interests, in the three and six months
ended June 30, 2011, respectively)	19,058	-	20,138	-
Interest and other investment income, net	8,007	3,876	125,115	18,580
Interest and debt expense (including amortization of deferred financing costs of $5,235 and $4,514 in each three-month
period, respectively, and $9,868 and $8,915 in each six-month
period, respectively)	(137,202)	(142,175)	(271,967)	(277,902)
Net (loss) on extinguishment of debt	-	(1,072)	-	(1,072)
Net gain on disposition of wholly owned and partially owned assets	-	4,382	6,677	7,687
Income before income taxes	136,433	85,856	454,321	333,550
Income tax expense	(5,922)	(4,964)	(12,304)	(10,544)
Income from continuing operations	130,511	80,892	442,017	323,006
Income (loss) from discontinued operations	458	(3,681)	134,773	(13,251)
Net income	130,969	77,211	576,790	309,755
Less:
Net income attributable to noncontrolling interests in
consolidated subsidiaries	(13,657)	(981)	(15,007)	(1,194)
Net income attributable to noncontrolling interests in the
Operating Partnership, including unit distributions	(8,731)	(4,124)	(40,539)	(21,903)
Net income attributable to Vornado	108,581	72,106	521,244	286,658
Preferred share dividends	(16,668)	(14,266)	(30,116)	(28,533)
NET INCOME attributable to common shareholders	$91,913	$57,840	$491,128	$258,125

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.50	$0.34	$1.98	$1.49
(Loss) income from discontinued operations, net	-	(0.02)	0.69	(0.07)
Net income per common share	$0.50	$0.32	$2.67	$1.42
Weighted average shares	184,268	182,027	184,129	181,786

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.49	$0.33	$1.97	$1.48
(Loss) income from discontinued operations, net	-	(0.02)	0.66	(0.07)
Net income per common share	$0.49	$0.31	$2.63	$1.41
Weighted average shares	186,144	183,644	191,736	183,598

DIVIDENDS PER COMMON SHARE	$0.69	$0.65	$1.38	$1.30

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(Amounts in thousands)	2011	2010	2011	2010

Net income	$130,969	$77,211	$576,790	$309,755
Other comprehensive income:
Change in unrealized net gain on securities available-for-sale	(27,195)	7,943	40,844	25,531
Pro rata share of other comprehensive income of
nonconsolidated subsidiaries	30,156	(277)	26,365	(15,965)
Change in value of interest rate swap and caps	(10,887)	-	(18,034)	-
Other	(5,105)	(22)	(5,045)	(418)
Comprehensive income	117,938	84,855	620,920	318,903
Less:
Comprehensive income attributable to noncontrolling interests	(21,875)	(5,640)	(58,650)	(23,737)
Comprehensive income attributable to Vornado	$96,063	$79,215	$562,270	$295,166

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2009	33,952	$823,686	181,214	$7,218	$6,961,007	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income	-	-	-	-	-	286,658	-	1,194	287,852
Dividends on common shares	-	-	-	-	-	(236,279)	-	-	(236,279)
Dividends on preferred shares	-	-	-	-	-	(28,533)	-	-	(28,533)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	495	20	35,691	-	-	-	35,711
Under employees' share
option plan	-	-	548	22	8,989	(25,433)	-	-	(16,422)
Under dividend reinvestment
plan	-	-	12	1	801	-	-	-	802
Conversion of Series A
preferred shares to common
shares	(3)	(152)	4	-	152	-	-	-	-
Deferred compensation shares
and options	-	-	17	1	3,905	-	-	-	3,906
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	25,531	-	25,531
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	(15,965)	-	(15,965)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(66,075)	-	-	-	(66,075)
Other	-	-	-	-	(60)	2	(418)	(545)	(1,021)
Balance, June 30, 2010	33,949	$823,534	182,290	$7,262	$6,944,410	$(1,581,176)	$37,597	$407,286	$6,638,913

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$7,317	$6,932,728	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	-	521,244	-	15,007	536,251
Dividends on common shares	-	-	-	-	-	(254,099)	-	-	(254,099)
Dividends on preferred shares	-	-	-	-	-	(30,116)	-	-	(30,116)
Issuance of Series J preferred shares	8,850	214,538	-	-	-	-	-	-	214,538
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	401	16	35,192	-	-	-	35,208
Under employees' share
option plan	-	-	343	14	20,434	(397)	-	-	20,051
Under dividend reinvestment
plan	-	-	10	-	883	-	-	-	883
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	109,241	109,241
Other	-	-	-	-	-	-	-	364	364
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(20,796)	(20,796)
Other	-	-	-	-	-	-	-	(15,604)	(15,604)
Conversion of Series A preferred
shares to common shares	(1)	(75)	2	-	75	-	-	-	-
Deferred compensation shares
and options	-	-	10	-	5,122	-	-	-	5,122
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	40,844	-	40,844
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	26,365	-	26,365
Change in value of interest rate caps	-	-	-	-	-	-	(18,034)	-	(18,034)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(104,693)	-	-	-	(104,693)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(3,104)	-	(3,104)
Other	-	(105)	-	-	(4,518)	(10)	(5,045)	4,376	(5,302)
Balance, June 30, 2011	41,189	$997,446	184,428	$7,347	$6,885,223	$(1,244,254)	$114,479	$607,283	$7,367,524

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$576,790	$309,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	273,980	280,058
Equity in net income of partially owned entities, including Toys “R” Us	(132,785)	(120,662)
Net (gain) loss on extinguishment of debt	(83,907)	1,072
Mezzanine loans loss (reversal) accrual and net gain on disposition	(82,744)	6,900
Net gain on sales of real estate	(51,623)	-
Distributions of income from partially owned entities	43,741	18,517
Amortization of below-market leases, net	(33,704)	(32,209)
Straight-lining of rental income	(22,291)	(38,557)
Other non-cash adjustments	15,173	17,007
Unrealized gain on Real Estate Fund assets	(13,570)	-
Income from the mark-to-market of J.C. Penney derivative position	(10,401)	-
Net gain on disposition of wholly owned and partially owned assets	(6,677)	(7,687)
Litigation loss accrual	-	10,056
Changes in operating assets and liabilities:
Real Estate Fund investments	(97,802)	-
Accounts receivable, net	(11,478)	(400)
Prepaid assets	(117,503)	79,289
Other assets	(10,424)	(25,691)
Accounts payable and accrued expenses	13,250	23,576
Other liabilities	12,015	11,341
Net cash provided by operating activities	260,040	532,365
Cash Flows from Investing Activities:
Investments in partially owned entities	(426,376)	(41,920)
Distributions of capital from partially owned entities	271,375	12,638
Proceeds from sales of real estate and related investments	130,789	49,544
Proceeds from sales and repayments of mezzanine loans	99,990	105,061
Restricted cash	91,127	133,888
Additions to real estate	(86,944)	(68,925)
Investments in mezzanine loans receivable and other	(43,516)	(48,339)
Development costs and construction in progress	(32,489)	(68,499)
Proceeds from sales of marketable securities	19,301	122,956
Proceeds from maturing short-term investments	-	40,000
Purchases of marketable securities	-	(13,917)
Acquisitions of real estate and other	-	(15,128)
Net cash provided by investing activities	23,257	207,359

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,636,817)	$(1,197,525)
Proceeds from borrowings	1,284,167	901,040
Dividends paid on common shares	(254,099)	(236,279)
Proceeds from the issuance of Series J preferred shares	214,538	-
Contributions from noncontrolling interests	109,605	-
Distributions to noncontrolling interests	(62,111)	(27,665)
Dividends paid on preferred shares	(27,117)	(28,533)
Debt issuance and other costs	(23,319)	(5,724)
Proceeds received from exercise of employee share options	21,330	9,827
Purchases of outstanding preferred units	(8,000)	(13,000)
Repurchase of shares related to stock compensation agreements and related
tax withholdings	(748)	(25,223)
Net cash used in financing activities	(382,571)	(623,082)
Net (decrease) increase in cash and cash equivalents	(99,274)	116,642
Cash and cash equivalents at beginning of period	690,789	535,479
Cash and cash equivalents at end of period	$591,515	$652,121

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $0 and $875)	$256,776	$270,997
Cash payments for income taxes	$5,416	$3,861

Non-Cash Investing and Financing Activities:
Change in unrealized gain on securities available-for-sale	$40,844	$25,531
Contribution of mezzanine loan receivable to a joint venture	73,750	-
Exchange of real estate	(45,625)	-
Adjustments to carry redeemable Class A units at redemption value	(104,693)	(66,075)
Common shares issued upon redemption of Class A units, at redemption value	35,208	35,711
Extinguishment of a liability in connection with the acquisition of real estate	-	20,500
Decrease in assets and liabilities resulting from deconsolidation of discontinued operations:
Assets related to discontinued operations	(145,333)	-
Liabilities related to discontinued operations	(232,502)	-
Write-off of fully depreciated assets	(32,794)	(31,079)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.3% of the common limited partnership interest in the Operating Partnership at June 30, 2011.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

3.     Acquisitions

Vornado Capital Partners, L.P. and Vornado Capital Partners Parallel, L.P. (the “Fund”)

We are the general partner and investment manager of an $800,000,000 real estate investment Fund, to which we have committed $200,000,000.  The Fund has a term of eight years and is our exclusive investment vehicle during its three-year investment period, which concludes in July 2013, for all investments that fit within the Fund’s investment parameters, as defined.  The Fund is accounted for under the AICPA Audit and Accounting Guide for Investment Companies and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements.

From inception through June 30, 2011, the Fund received aggregate capital contributions from partners of $256,100,000, including $64,031,000 from us, and as of June 30, 2011, has five investments aggregating approximately $243,836,000. In the three and six months ended June 30, 2011, the Fund recognized $19,058,000 and $20,138,000 of income, respectively, of which $12,102,000 and $12,028,000, respectively, is attributable to noncontrolling interests.  Included in the Fund’s total income for the three and six months ended June 30, 2011 was $12,872,000 and $13,570,000, respectively, of net unrealized gains from the mark-to-market of investments in the Fund, and $3,085,000 of net realized gains from the disposition of an investment.  Our share of income from the Fund in the three and six months ended June 30, 2011, net of amounts attributable to noncontrolling interests, was $6,956,000 and $8,110,000, respectively, and includes $2,140,000 of accrued carried interest.  In addition, in the three and six months ended June 30, 2011, we recognized $865,000 and $1,165,000, respectively, of management and leasing fees which are included as a component of “fee and other income,” and incurred $403,000 and $3,451,000, respectively, of placement fees in connection with the February 2011 closing of the Fund, which are included in “general and administrative” expenses.

One Park Avenue

On March 1, 2011, we as a co-investor, together with the Fund, acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000.  The purchase price consisted of $137,000,000 in cash and 95% of a new $250,000,000 5-year mortgage that bears interest at 5.0%.  The Fund accounts for its 64.7% interest in the property at fair value in accordance with the AICPA Audit and Accounting Guide for Investment Companies.  We account for our directly owned 30.3% equity interest under the equity method of accounting.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.    Marketable Securities and Derivative Instruments

Marketable Securities

Our portfolio of marketable securities is comprised of debt and equity securities that are classified as available for sale.  Available for sale securities are presented on our consolidated balance sheets at fair value.  Gains and losses resulting from the mark-to-market of these securities are recognized as an increase or decrease in “accumulated other comprehensive income” (a component of shareholders’ equity on our consolidated balance sheet) and not recognized in income.  Gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities. Below is a summary of our marketable securities portfolio as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011				As of December 31, 2010
			GAAP	Unrealized			GAAP	Unrealized
	Maturity	Fair Value	Cost	Gain	Maturity	Fair Value	Cost	Gain
Equity securities:
J.C. Penney	n/a	$641,892	$590,366	$51,526	n/a	$600,449	$590,215	$10,234
Other	n/a	35,413	13,561	21,852	n/a	47,399	26,632	20,767
Debt securities	04/13 - 10/18	114,371	101,816	12,555	08/11 - 10/18	118,268	104,180	14,088
		$791,676	$705,743	$85,933		$766,116	$721,027	$45,089

In the six months ended June 30, 2011 and 2010, we sold certain marketable securities for aggregate proceeds of $19,301,000 and $122,956,000, resulting in net gains of $2,139,000 and $3,908,000, respectively, of which $48,000 and $3,797,000 were recognized in the three months ended June 30, 2011 and 2010.

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own an economic interest in 23,400,000 J.C. Penney common shares, or a 9.9% voting interest in J.C. Penney’s outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average cost of $25.71 per share, or $477,829,000 in the aggregate.  These shares, which have an aggregate fair value of $641,892,000 at June 30, 2011, are included in marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  During the six months ended June 30, 2011, we recognized $41,292,000 from the mark-to-market of these shares, which is included in “other comprehensive income.”

We also own an economic interest in 4,815,990 common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.72 per share, or $138,327,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The strike price per share increases at an annual rate of LIBOR plus 80 basis points.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Mark-to-market adjustments on the underlying common shares are recognized in “interest and other investment income, net” on our consolidated statements of income.  During the three and six months ended June 30, 2011, we recognized a loss of $6,762,000 and income of $10,401,000, respectively, from the mark-to-market of the underlying common shares, based on J.C. Penney’s closing share price of $34.54 per share at June 30, 2011.

We review our investment in J.C. Penney on a continuing basis.  Depending on various factors, including, without limitation, J.C. Penney’s financial position and strategic direction, actions taken by its board, price levels of its common stock, other investment opportunities available to us, market conditions and general economic and industry conditions, we may take such actions with respect to J.C. Penney as we deem appropriate, including, without limitation, purchasing additional common stock, or other financial instruments related to J.C. Penney, or selling some or all of our beneficial or economic holdings, or engage in hedging or similar transactions.

As of June 30, 2011, the aggregate economic net gain on our investment in J.C. Penney was $192,079,000, based on J.C. Penney’s closing share price of $34.54 per share and our weighted average cost of $26.33 per share.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of June 30, 2011, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of June 30, 2011, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

On May 28, 2010, Toys filed a registration statement, as amended, with the SEC for the offering and sale of its common stock.  The offering, if completed, would result in a reduction of our percentage ownership of Toys’ equity.  The size of the offering and its completion are subject to market and other conditions.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			April 30, 2011	October 30, 2010
Assets			$11,951,000	$12,810,000
Liabilities			10,115,000	11,317,000
Toys “R” Us, Inc. equity			1,836,000	1,493,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	April 30, 2011	May 1, 2010	April 30, 2011	May 1, 2010
Total revenues	$2,636,000	$2,608,000	$8,608,000	$8,465,000
Net (loss) income attributable to Toys	(77,000)	(71,000)	262,000	308,000

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2011, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.  As of June 30, 2011, Alexander’s owed us $43,316,000 in fees under these agreements.

As of June 30, 2011, the fair value of our investment in Alexander’s, based on Alexander’s June 30, 2011 closing share price of $397.00, was $656,665,000, or $467,479,000 in excess of the carrying amount on our consolidated balance sheet.  As of June 30, 2011, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $59,367,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2011	December 31, 2010
Assets			$1,772,000	$1,679,000
Liabilities			1,421,000	1,335,000
Noncontrolling interests			2,000	3,000
Stockholders' equity			349,000	341,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total revenues	$62,000	$59,000	$125,000	$118,000
Net income attributable to Alexander’s	20,000	15,000	38,000	31,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities – continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of June 30, 2011, we own 18,468,969 Lexington common shares, or approximately 11.7% of Lexington’s common equity.  We account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its consolidated financial statements.

Based on Lexington’s June 30, 2011 closing share price of $9.13, the fair value of our investment in Lexington was $168,622,000, or $104,583,000 in excess of the June 30, 2011 carrying amount on our consolidated balance sheet.  As of June 30, 2011, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $43,446,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized during 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			March 31, 2011	September 30, 2010
Assets			$3,223,000	$3,385,000
Liabilities			1,904,000	2,115,000
Noncontrolling interests			76,000	71,000
Shareholders’ equity			1,243,000	1,199,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Total revenues	$83,000	$82,000	$169,000	$168,000
Net (loss) attributable to Lexington	(17,000)	(27,000)	(5,000)	(73,000)

LNR Property LLC (“LNR”)

As of June 30, 2011, we own a 26.2% equity interest in LNR, which we acquired in July 2010.  We account for our investment in LNR under the equity method and record our 26.2% share of LNR’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $141 billion as of March 31, 2011, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of June 30, 2011, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities – continued

LNR Property LLC (“LNR”) – continued

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	March 31, 2011	September 30, 2010
Assets	$141,759,000	$143,266,000
Liabilities	141,118,000	142,720,000
Noncontrolling interests	20,000	37,000
LNR equity	621,000	509,000

	For the Three Months Ended	For the Six Months Ended
Income Statement:	March 31, 2011	March 31, 2011
Total revenues	$47,000	$83,000
Net income attributable to LNR	42,000	100,000

280 Park Avenue Joint Venture

On March 16, 2011, we formed a 50/50 joint venture with SL Green Realty Corp (“SL Green”) to own the mezzanine debt of 280 Park Avenue, a 1.2 million square foot office building located between 48th and 49th Streets in Manhattan (the “Property”).  We contributed our mezzanine loan with a face amount of $73,750,000, and they contributed their mezzanine loans with a face amount of $326,250,000 to the joint venture.  We equalized our interest in the joint venture with SL Green by paying them $111,250,000 in cash and assuming $15,000,000 of their debt.  On May 17, 2011, as part of the recapitalization of the Property, the joint venture contributed its debt position for 99% of the common equity of a new joint venture which owns the Property.  The new joint venture expects to spend $150,000,000 for re-tenanting and repositioning the Property.  We account for our 49.5% equity interest in the Property under the equity method of accounting from the date of recapitalization.

Independence Plaza

On June 17, 2011, a joint venture in which we are a 51% partner invested $55,000,000 in cash (of which we contributed $35,000,000) to acquire a face amount of $150,000,000 of mezzanine loans and a $35,000,000 participation in a senior loan in Independence Plaza, a residential complex comprised of three 39-story buildings in the Tribeca submarket of Manhattan.  We share control over major decisions with our joint venture partner.  Accordingly, we account for our 51% interest in the joint venture under the equity method of accounting from the date of acquisition.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities - continued

Investments in partially owned entities as of June 30, 2011 and December 31, 2010 and income recognized from these investments for the three and six months ended June 30, 2011 and 2010 are as follows:

		Percentage	Balance as of
(Amounts in thousands)		Ownership as of	June 30,	December 31,
Investments:		June 30, 2011	2011	2010
Toys		32.7%	$558,755	$447,334

Alexander’s		32.4%	$189,186	$186,811
Lexington		11.7%	64,039	57,270
LNR		26.2%	158,269	132,973
India real estate ventures		4%-36.5%	103,488	127,193
Partially owned office buildings (1)		Various	445,669	181,838
Other equity method investments (2)		Various	199,641	241,587
			$1,160,292	$927,672

	For the Three Months Ended		For the Six Months Ended
	Ended June 30,		Ended June 30,
Our Share of Net Income (Loss):	2011	2010	2011	2010
Toys – 32.7% share of:
Equity in net (loss) income before income taxes	$(49,017)	$(47,314)	$130,822	$126,236
Income tax benefit (expense)	23,969	24,123	(45,049)	(25,587)
Equity in net (loss) income	(25,048)	(23,191)	85,773	100,649
Interest and other income	2,202	2,187	4,325	4,217
	$(22,846)	$(21,004)	$90,098	$104,866

Alexander’s – 32.4% share of:
Equity in net income	$6,351	$4,920	$12,070	$8,697
Management, leasing and development fees	2,287	2,146	4,579	4,829
	8,638	7,066	16,649	13,526

Lexington – 11.7% share in 2011 and 13.8% share in 2010 of
equity in net income (loss) (3)	8,654	(428)	10,826	5,617

LNR – 26.2% share of equity in net income (acquired in
July 2010) (4)	11,003	-	26,257	-

India real estate ventures – 4% to 36.5% range in our
share of equity in net income (loss)	205	606	(2)	2,257

Partially owned office buildings (5)	(2,366)	1,023	(6,990)	1,778

Other equity method investments	269	(3,815)	(4,053)	(7,382)
	$26,403	$4,452	$42,687	$15,796
___________________________________
(1)

Includes interests in 330 Madison Avenue (25%), One Park Avenue (30.3%), 280 Park Avenue (49.5%), 825 Seventh Avenue (50%), Warner Building and 1101 17th Street (55%), Fairfax Square (20%), Kaempfer equity interests in three office buildings (2.5% to 5.0%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

(2)		Includes interests in Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and redevelopment ventures, including Harlem Park and Farley.

(3)		Includes net gains of $8,308 in the three months ended June 30, 2011, and $9,760 and $5,998 in the six months ended June 30, 2011 and 2010, respectively, resulting from Lexington's stock issuances.

(4)		The three and six months ended June 30, 2011 include $6,020 for our share of net gains from asset sales. The six months ended June 30, 2011 also includes $8,977 for our share of a tax settlement gain.

(5)

The six months ended June 30, 2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of June 30, 2011 and December 31, 2010, none of which is recourse to us.

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		June 30,	June 30,	December 31,
	Maturity	2011	2011	2010
Toys (32.7% interest) (as of April 30, 2011 and October 30, 2010, respectively):
Senior unsecured notes (Face value – $950,000)	07/17	10.75%	$929,183	$928,045
Senior unsecured notes (Face value – $725,000)	12/17	8.50%	716,070	715,577
$700 million secured term loan facility	09/16	6.00%	686,979	689,757
Senior U.K. real estate facility	04/13	5.02%	583,423	561,559
7.625% bonds (Face value – $500,000)	08/11	8.82%	498,787	495,943
7.875% senior notes (Face value – $400,000)	04/13	9.50%	388,781	386,167
7.375% senior secured notes (Face value – $350,000)	09/16	7.38%	349,750	350,000
7.375% senior notes (Face value – $400,000)	10/18	9.99%	345,970	343,528
Japan bank loans	03/12-02/16	1.85%-2.85%	184,662	180,500
Spanish real estate facility	02/13	4.51%	189,580	179,511
Junior U.K. real estate facility	04/13	6.81%-7.84%	101,828	98,266
Japan borrowings	03/12	0.98%	99,792	141,360
French real estate facility	02/13	4.51%	91,457	86,599
8.750% debentures (Face value – $21,600)	09/21	9.17%	21,071	21,054
$1.85 billion credit facility	08/15	-	-	519,810
European and Australian asset-based revolving credit facility	10/12	-	-	25,767
Other	Various	Various	171,350	156,853
			5,358,683	5,880,296

Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable, collateralized by
the office space	02/14	5.33%	345,875	351,751
731 Lexington Avenue mortgage note payable, collateralized by
the retail space	07/15	4.93%	320,000	320,000
Rego Park construction loan payable	12/11	1.50%	277,200	277,200
Kings Plaza Regional Shopping Center mortgage note payable (1)	06/16	1.95%	250,000	151,214
Rego Park mortgage note payable	03/12	0.75%	78,246	78,246
Paramus mortgage note payable	10/11	5.92%	68,000	68,000
			1,339,321	1,246,411

Lexington (11.7% interest) (as of March 31, 2011 and
September 30, 2010, respectively):
Mortgage loans collateralized by Lexington’s real estate	2011-2037	5.81%	1,721,643	1,927,729

LNR (26.2% interest) (as of March 31, 2011 and
September 30, 2010):
Mortgage notes payable	2011-2043	4.75%	353,803	508,547
Liabilities of consolidated CMBS and CDO trusts	n/a	5.28%	140,615,139	142,001,333
			140,968,942	142,509,880

(1)	On June 10, 2011, Alexander's completed a $250,000 refinancing of this loan. The five-year interest only loan is at LIBOR plus 1.70%.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Investments in Partially Owned Entities - continued

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		June 30,	June 30,	December 31,
	Maturity	2011	2011	2010
Partially owned office buildings:
280 Park Avenue (49.5% interest) mortgage notes payable
(Face value - $740,000 at 6.37%)	06/16	3.93%	$823,629	$-
One Park Avenue (30.3% interest) mortgage note payable	03/16	5.00%	250,000	-
Warner Building (55% interest) mortgage note payable	05/16	6.26%	292,700	292,700
330 Madison Avenue (25% interest) mortgage note payable	06/15	1.77%	150,000	150,000
Kaempfer Properties (2.5% and 5.0% interests in two partnerships)
mortgage notes payable, collateralized by the partnerships’ real estate	11/11-12/11	5.86%	138,084	139,337
Fairfax Square (20% interest) mortgage note payable	12/14	7.00%	71,376	71,764
Rosslyn Plaza (46% interest) mortgage note payable	12/11	1.30%	56,680	56,680
330 West 34th Street (34.8% interest) mortgage note payable,
collateralized by land	07/22	5.71%	50,150	50,150
West 57th Street (50% interest) mortgage note payable	02/14	4.94%	22,466	22,922
825 Seventh Avenue (50% interest) mortgage note payable	10/14	8.07%	20,327	20,565

India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes
payable, collateralized by the entity’s real estate	2011-2022	11.53%	255,741	196,319

Other:
Verde Realty Operating Partnership (8.3% interest) mortgage notes
payable, collateralized by the partnerships’ real estate	2013-2025	5.93%	541,852	581,086
Green Courte Real Estate Partners, LLC (8.3% interest) (as of
March 31, 2011 and September 30, 2010), mortgage notes
payable, collateralized by the partnerships’ real estate	2011-2018	5.60%	295,441	296,991
Monmouth Mall (50% interest) mortgage note payable	02/14-09/15	5.35%	172,384	164,474
Wells/Kinzie Garage (50% interest) mortgage note payable	12/17	5.00%	14,917	15,022
Orleans Hubbard Garage (50% interest) mortgage note payable	12/17	5.00%	9,442	9,508
Waterfront Station (2.5% interest)	n/a	n/a	-	217,106
Other	Various	4.58%	663,162	418,339

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $40,339,296,000 and $40,443,346,000 as of June 30, 2011 and December 31, 2010, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt is $3,534,690,000 and $3,275,917,000 at June 30, 2011 and December 31, 2010, respectively.

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

In the first quarter of 2011, we recognized $72,270,000 of income, representing the difference between the fair value of our 280 Park Avenue Mezzanine Loan of $73,750,000, and its carrying amount of $1,480,000.  The $72,270,000 of income, which is included in “interest and other investment income, net” on our consolidated statement of income, is comprised of $63,145,000 from the reversal of the loan loss reserve and $9,125,000 of previously unrecognized interest income.  Our decision to reverse the loan loss reserve was based on the increase in value of the underlying collateral.  On March 16, 2011, we contributed this mezzanine loan to a 50/50 joint venture with SL Green (see Note 5 – Investments in Partially Owned Entities).

As of June 30, 2011 and December 31, 2010, the carrying amount of mezzanine loans receivable was $155,613,000 and $202,412,000, respectively, net of allowances of $0 and $73,216,000, respectively.  These loans have a weighted average interest rate of 5.62% and maturities ranging from November 2011 to August 2015.

7.    Discontinued Operations

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

In the first half of 2011, we sold (i) 1140 Connecticut Avenue and 1227 25th Street for $127,000,000 in cash, which resulted in a $45,862,000 net gain, and (ii) three retail properties in separate transactions for an aggregate of $40,990,000 in cash, which resulted in net gains aggregating $5,761,000.

The tables below set forth the assets and liabilities related to discontinued operations at June 30, 2011 and December 31, 2010, and their combined results of operations for the three and six months ended June 30, 2011 and 2010.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
High Point	$-	$154,563	$-	$236,974
1227 25th Street	-	43,630	-	-
1140 Connecticut Avenue	-	36,271	-	18,948
Total	$-	$234,464	$-	$255,922

	For The Three Months		For The Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Total revenues	$-	$12,116	$5,987	$23,137
Total expenses	-	15,797	6,744	26,332
	-	(3,681)	(757)	(3,195)
Net gain on extinguishment of High Point debt	-	-	83,907	-
Net gain on sale of 1140 Connecticut Avenue
and 1227 25th Street	-	-	45,862	-
Net gain on sales of other real estate	458	-	5,761	-
Litigation loss accrual	-	-	-	(10,056)
Income (loss) from discontinued operations	$458	$(3,681)	$134,773	$(13,251)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2011 and December 31, 2010.

	Balance as of
	June 30,	December 31,
(Amounts in thousands)	2011	2010
Identified intangible assets:
Gross amount	$680,598	$687,253
Accumulated amortization	(363,341)	(338,508)
Net	$317,257	$348,745
Identified intangible liabilities (included in deferred credit):
Gross amount	$877,836	$870,623
Accumulated amortization	(374,438)	(341,718)
Net	$503,398	$528,905

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $16,812,000 and $16,284,000 for the three months ended June 30, 2011 and 2010, respectively, and $33,571,000 and $32,055,000 for the six months ended June 30, 2011 and 2010, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$52,025
2013	44,095
2014	38,240
2015	35,472
2016	32,093

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $13,623,000 and $15,757,000 for the three months ended June 30, 2011 and 2010, respectively, and $27,885,000 and $30,610,000 for the six months ended June 30, 2011 and 2010, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$44,777
2013	37,281
2014	18,885
2015	13,929
2016	11,325

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $334,000 and $509,000 for the three months ended June 30, 2011 and 2010, respectively, and $648,000 and $1,018,000 for the six months ended June 30, 2011 and 2010, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$1,377
2013	1,377
2014	1,377
2015	1,377
2016	1,377

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		June 30,	June 30,	December 31,
Notes and mortgages payable:	Maturity (1)	2011	2011	2010
Fixed rate:
New York Office:
350 Park Avenue	01/12	5.48%	$430,000	$430,000
Two Penn Plaza (2)	03/18	5.13%	425,000	277,347
1290 Avenue of the Americas	01/13	5.97%	418,657	424,136
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
909 Third Avenue	04/15	5.64%	205,142	207,045
Eleven Penn Plaza	12/11	5.20%	197,260	199,320

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
River House Apartments	04/15	5.43%	195,546	195,546
2121 Crystal Drive (3)	03/23	5.51%	150,000	-
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	109,891	110,931
Universal Buildings	04/14	6.38%	101,182	103,049
West End 25 (4)	06/21	4.88%	101,671	-
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	81,005	81,362
1550 and 1750 Crystal Drive	11/14	7.08%	78,142	79,411
220 20th Street (5)	02/18	4.61%	75,704	-
1235 Clark Street	07/12	6.75%	51,815	52,314
2231 Crystal Drive	08/13	7.08%	45,211	46,358
1750 Pennsylvania Avenue	06/12	7.26%	44,734	45,132
1225 Clark Street	08/13	7.08%	27,044	27,616
1800, 1851 and 1901 South Bell Street	12/11	6.91%	5,162	10,099

Retail:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.19%	591,327	597,138
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	88,994	90,227
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
North Bergen (Tonnelle Avenue) (6)	01/18	4.59%	75,000	-
Las Catalinas Mall	11/13	6.97%	56,912	57,737
510 5th Avenue	01/16	5.60%	31,961	32,189
Other	03/12-05/36	5.10%-7.33%	100,476	101,251

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
Boston Design Center	09/15	5.02%	67,947	68,538
Washington Design Center	11/11	6.95%	43,021	43,447

Other:
555 California Street	09/11	5.79%	642,163	640,911
Borgata Land (7)	02/21	5.14%	60,000	-
Industrial Warehouses	n/a	n/a	-	24,358
Total fixed rate notes and mortgages payable		5.59%	$6,808,543	$6,253,038
___________________
See notes on page 21.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	June 30,	June 30,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2011	2011	2010
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	0.74%	$232,000	$232,000
866 UN Plaza (8)	05/16	L+125 (8)	1.52%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.45%	150,000	150,000
River House Apartments	04/18	n/a (9)	1.53%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	0.94%	56,320	59,278
1730 M and 1150 17th Street	06/14	L+140	1.65%	43,581	43,581
West End 25 (4)	n/a	n/a	n/a	-	95,220
220 20th Street (5)	n/a	n/a	n/a	-	83,573
Retail:
Green Acres Mall	02/13	L+140	1.65%	325,045	335,000
Bergen Town Center	03/13	L+150	1.77%	279,044	279,044
San Jose Strip Center	03/13	L+400	4.25%	117,025	120,863
Beverly Connection (10)	07/12	L+350 (10)	5.00%	100,000	100,000
4 Union Square South	04/14	L+325	3.52%	75,000	75,000
Cross-collateralized mortgages on 40 strip
shopping centers (11)	09/20	L+136 (11)	2.36%	60,000	60,000
435 Seventh Avenue (12)	08/14	L+300 (12)	5.00%	51,603	51,844
Other	11/12	L+375	3.94%	21,733	21,862
Other:
220 Central Park South	10/11	L+235–L+245	2.58%	123,750	123,750
Other	11/11	L+250	2.78%	22,400	66,267
Total variable rate notes and mortgages payable			2.17%	1,766,479	2,006,260
Total notes and mortgages payable			4.89%	$8,575,022	$8,259,298

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,379	$499,296
Senior unsecured notes due 2039 (13)	10/39		7.88%	460,000	460,000
Floating rate senior unsecured notes due 2011	12/11	L+200	2.30%	23,250	23,250
Senior unsecured notes due 2011	n/a		n/a	-	100,382
Total senior unsecured notes			5.90%	$982,629	$1,082,928

3.88% exchangeable senior debentures due 2025
(see page 22)	04/12		5.32%	$494,403	$491,000

Convertible senior debentures: (see page 22)
3.63% due 2026	11/11		5.32%	$177,954	$176,499
2.85% due 2027	04/12		5.45%	10,040	9,914
Total convertible senior debentures (14)			5.33%	$187,994	$186,413

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility	09/12	L+55	0.72%	$300,000	$669,000
$1.25 billion unsecured revolving credit facility
($21,534 reserved for outstanding letters of credit) (15)	06/16	L+135	-	-	205,000
Total unsecured revolving credit facilities			0.72%	$300,000	$874,000
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

(2)

On February 11, 2011, we completed a $425,000 refinancing of this property.  The seven-year loan bears interest at LIBOR plus 2.00%, which was swapped for the term of the loan to a fixed rate of 5.13%.  The loan amortizes based on a 30-year schedule beginning in the fourth year.  We retained net proceeds of approximately $139,000, after repaying the existing loan and closing costs.

(3)

On February 10, 2011, we completed a $150,000 financing of this property.  The 12-year fixed rate loan bears interest at 5.51% and amortizes based on a 30-year schedule beginning in the third year.  This property was previously unencumbered.

(4)

In May 2011, we repaid the outstanding balance of the variable-rate construction loan on this property and closed on a $101,671 mortgage at a fixed rate of 4.88%.  The loan has a 10-year term and amortizes based on a 30-year schedule beginning in the sixth year.

(5)

On January 18, 2011, we repaid the outstanding balance of the variable-rate construction loan on this property and closed on a $76,100 mortgage at a fixed rate of 4.61%.  The loan has a seven-year term and amortizes based on a 30-year schedule.

(6)

On January 10, 2011, we completed a $75,000 financing on this property.  The seven-year fixed rate loan bears interest at 4.59% and amortizes based on a 25-year schedule beginning in the sixth year.  This property was previously unencumbered.

(7)	In January 2011, we completed a $60,000 financing of this property. The 10-year fixed rate loan bears interest at 5.14% and amortizes based on a 30-year schedule beginning in the third year.

(8)	On May 10, 2011, we refinanced this loan for the same amount. The five-year interest only loan is at LIBOR plus 1.25%.

(9)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(10)	This loan has a LIBOR floor of 1.50%. The spread over LIBOR increases from 3.50% currently to 5.00% in August 2011.

(11)	This loan has a LIBOR floor of 1.00%.

(12)	This loan has a LIBOR floor of 2.00%.

(13)	These notes may be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.

(14)

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

(15)

On June 8, 2011, we renewed this facility and increased it to $1,250,000 from $1,000,000.  The renewed facility matures in four years, has a one-year extension option and bears interest on drawn amounts at LIBOR plus 1.35% plus a .30% facility fee (drawn or undrawn), based on our credit ratings.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Debt – continued

       Pursuant to the provisions of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible and exchangeable senior debentures.

	2.85% Convertible		3.63% Convertible		3.88% Exchangeable
(Amounts in thousands, except per share amounts)	Senior Debentures due 2027		Senior Debentures due 2026		Senior Debentures due 2025
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Balance Sheet:	2011	2010	2011	2010	2011	2010
Principal amount of debt component	$10,233	$10,233	$179,052	$179,052	$499,982	$499,982
Unamortized discount	(193)	(319)	(1,098)	(2,553)	(5,579)	(8,982)
Carrying amount of debt component	$10,040	$9,914	$177,954	$176,499	$494,403	$491,000
Carrying amount of equity component	$956	$956	$9,604	$9,604	$32,301	$32,301
Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%
Maturity date (period through which
discount is being amortized)	4/1/12		11/15/11		4/15/12
Conversion price per share, as adjusted	$157.18		$148.46		$87.17
Number of shares on which the
aggregate consideration to be
delivered upon conversion is
determined	- (1)		- (1)		5,736
__________________

(1)

Our convertible senior debentures require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares.  Based on the June 30, 2011 closing share price of our common shares and the conversion prices in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date.  The number of common shares on which the aggregate consideration that would be delivered upon conversion is 65 and 1,206 common shares, respectively.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Income Statement:	2011	2010	2011	2010
2.85% Convertible Senior Debentures due 2027:
Coupon interest	$72	$160	$145	$320
Discount amortization – original issue	11	23	22	46
Discount amortization – ASC 470-20 implementation	52	107	104	215
	$135	$290	$271	$581

3.63% Convertible Senior Debentures due 2026:
Coupon interest	$1,622	$3,842	$3,245	$7,805
Discount amortization – original issue	200	447	396	903
Discount amortization – ASC 470-20 implementation	533	1,198	1,059	2,416
	$2,355	$5,487	$4,700	$11,124

3.88% Exchangeable Senior Debentures due 2025:
Coupon interest	$4,844	$4,844	$9,688	$9,688
Discount amortization – original issue	404	384	803	762
Discount amortization – ASC 470-20 implementation	1,309	1,241	2,600	2,466
	$6,557	$6,469	$13,091	$12,916

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

(Amounts in thousands)
Balance at December 31, 2009	$1,251,628
Net income	21,903
Distributions	(27,338)
Conversion of Class A units into common shares, at redemption value	(35,711)
Adjustments to carry redeemable Class A units at redemption value	66,075
Redemption of Series D-12 redeemable units	(13,000)
Other, net	7,356
Balance at June 30, 2010	$1,270,913

Balance at December 31, 2010	$1,327,974
Net income	40,539
Distributions	(25,711)
Conversion of Class A units into common shares, at redemption value	(35,208)
Adjustments to carry redeemable Class A units at redemption value	104,693
Redemption of Series D-11 redeemable units	(8,000)
Other, net	17,180
Balance at June 30, 2011	$1,421,467

As of June 30, 2011 and December 31, 2010, the aggregate redemption value of redeemable Class A units was $1,170,467,000 and $1,066,974,000, respectively.

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 as of June 30, 2011 and December 31, 2010.

In June 2011, we redeemed 400,000 Series D-11 cumulative redeemable preferred units for $8,000,000 in cash.  In March and May of 2010, we redeemed 246,153 and 553,847 Series D-12 cumulative redeemable preferred units, respectively, for an aggregate of $13,000,000 in cash.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.  Shareholders’ Equity

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  On May 5, 2011, we sold an additional 800,000 shares at a price of $25.00 per share.  We retained aggregate net proceeds of $214,538,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 8,850,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).  Dividends on the Series J Preferred Shares are cumulative and payable quarterly in arrears.  The Series J Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we, at our option, may redeem the Series J Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series J Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable equity securities, (iii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iv) Real Estate Fund investments, and (v)  mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of financial assets and liabilities by the levels in the fair value hierarchy at June 30, 2011 and December 31, 2010, respectively.

	As of June 30, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$791,676	$791,676	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	255,795	-	-	255,795
Deferred compensation plan assets (included in other assets)	100,374	46,650	-	53,724
Derivative positions in marketable equity securities
(included in other assets)	28,017	-	28,017	-
Total assets	$1,175,862	$838,326	$28,017	$309,519

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$766,116	$766,116	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	144,423	-	-	144,423
Deferred compensation plan assets (included in other assets)	91,549	43,699	-	47,850
Derivative positions in marketable equity securities
(included in other assets)	17,616	-	17,616	-
Total assets	$1,019,704	$809,815	$17,616	$192,273

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value - continued

The tables below summarize the changes in the fair value of the Level 3 assets above, by category, for the three and six months ended June 30, 2011 and 2010.

Real Estate Fund Investments:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2011	2010	2011	2010
Beginning balance	$230,657	$-	$144,423	$-
Purchases	22,808	-	123,047	-
Sales	(12,831)	-	(12,831)	-
Realized and unrealized gains	15,957	-	16,655	-
Other, net	(796)	-	(15,499)	-
Ending balance	$255,795	$-	$255,795	$-

Deferred Compensation Plan Assets:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2011	2010	2011	2010
Beginning balance	$51,612	$43,263	$47,850	$39,589
Purchases	17,818	3,210	19,104	6,342
Sales	(16,347)	(3,014)	(17,494)	(3,580)
Realized and unrealized gains	594	41	4,217	1,149
Other, net	47	98	47	98
Ending balance	$53,724	$43,598	$53,724	$43,598

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$155,613	$149,948	$202,412	$197,581
Debt:
Notes and mortgages payable	$8,575,022	$8,757,884	$8,259,298	$8,450,812
Senior unsecured notes	982,629	1,046,369	1,082,928	1,119,512
Exchangeable senior debentures	494,403	564,355	491,000	554,355
Convertible senior debentures	187,994	190,391	186,413	191,510
Revolving credit facility debt	300,000	300,000	874,000	874,000
	$10,540,048	$10,858,999	$10,893,639	$11,190,189

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.    Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan rewards to certain of our employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense for the three months ended June 30, 2011 and 2010 consists of stock option awards, restricted stock awards, Operating Partnership unit awards and out-performance plan awards.  Stock-based compensation expense was $6,919,000 and $8,480,000 in the three months ended June 30, 2011 and 2010, respectively, and $14,065,000 and $14,957,000 in the six months ended June 30, 2011 and 2010, respectively.

14.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Tenant cleaning fees	$15,409	$13,468	$30,832	$27,120
Management and leasing fees	6,989	3,380	11,095	12,520
Lease termination fees	7,323	2,841	8,499	7,811
Other income	12,090	12,468	25,678	25,633
	$41,811	$32,157	$76,104	$73,084

          Fee and other income above includes management fee income from Interstate Properties, a related party, of $194,000 and $192,000 for the three months ended June 30, 2011 and 2010, respectively, and $391,000 and $392,000 for the six months ended June 30, 2011 and 2010, respectively.  The above table excludes management fee income from partially owned entities which is included in income from partially owned entities (see Note 5 – Investments in Partially Owned Entities).

15.     Interest and Other Investment Income, Net

          The following table sets forth the details of our interest and other investment income:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Mezzanine loans loss (accrual) reversal and net gain on disposition	$-	$(6,900)	$82,744	$(6,900)
Mark-to-market of investments in our deferred compensation plan (1)	1,793	(986)	6,745	1,777
(Loss) income from the mark-to-market of J.C. Penney derivative position	(6,762)	-	10,401	-
Dividends and interest on marketable securities	7,669	7,377	15,336	14,622
Interest on mezzanine loans	3,083	2,325	5,727	5,040
Other, net	2,224	2,060	4,162	4,041
	$8,007	$3,876	$125,115	$18,580
__________________________

(1)	This income (loss) is entirely offset by the expense/revenue resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

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

	For the Three Months		For the Six Months
(Amounts in thousands, except per share amounts)	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations, net of income
attributable to noncontrolling interests	$108,152	$75,787	$395,099	$299,909
Income (loss) from discontinued operations, net of income
attributable to noncontrolling interests	429	(3,681)	126,145	(13,251)
Net income attributable to Vornado	108,581	72,106	521,244	286,658
Preferred share dividends	(16,668)	(14,266)	(30,116)	(28,533)
Net income attributable to common shareholders	91,913	57,840	491,128	258,125
Earnings allocated to unvested participating securities	(48)	(29)	(184)	(49)
Numerator for basic income per share	91,865	57,811	490,944	258,076
Impact of assumed conversions:
Interest on 3.88% exchangeable senior debentures	-	-	13,090	-
Convertible preferred share dividends	-	-	64	81
Numerator for diluted income per share	$91,865	$57,811	$504,098	$258,157

Denominator:
Denominator for basic income per share –
weighted average shares	184,268	182,027	184,129	181,786
Effect of dilutive securities (1):
3.88% exchangeable senior debentures	-	-	5,736	-
Employee stock options and restricted share awards	1,876	1,617	1,815	1,741
Convertible preferred shares	-	-	56	71
Denominator for diluted income per share –
weighted average shares and assumed conversions	186,144	183,644	191,736	183,598

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.50	$0.34	$1.98	$1.49
(Loss) income from discontinued operations, net	-	(0.02)	0.69	(0.07)
Net income per common share	$0.50	$0.32	$2.67	$1.42

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.49	$0.33	$1.97	$1.48
(Loss) income from discontinued operations, net	-	(0.02)	0.66	(0.07)
Net income per common share	$0.49	$0.31	$2.63	$1.41

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average common share equivalents of 18,349 and 20,075 in the three months ended June 30, 2011 and 2010, respectively, and 12,922 and 19,941 in the six months ended June 30, 2011 and 2010, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.          Cleveland Medical Mart Development Project

During 2010, two of our wholly owned subsidiaries entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County will fund the development of the Facility, using the proceeds it received from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, our subsidiaries will receive net settled payments of approximately $10,000,000 per year, which are net of its $36,000,000 annual obligation to the County.  Our subsidiaries’ obligation has been pledged by the County to the bondholders, but is payable by our subsidiaries only to the extent that they first receive at least an equal payment from the County.  Our subsidiaries engaged a contractor to construct the Facility pursuant to a guaranteed maximum price contract; although our subsidiaries are ultimately responsible for cost overruns, the contractor is responsible for all costs incurred in excess of its contract and has provided a completion guaranty.  Construction of the Facility is expected to be completed in 2013.  Upon completion, our subsidiaries are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, of the Facility.  The County may terminate the operating agreement five years from the completion of development and periodically thereafter, if our subsidiaries fail to achieve certain performance thresholds.

We account for these agreements using criteria set forth in ASC 605-25, Multiple-Element Arrangements, as our subsidiaries are providing development, marketing, leasing, and other property management related services over the 17-year term.  We recognize development fees using the percentage of completion method of accounting.  In the three and six months ended June 30, 2011, we recognized $32,369,000 and $73,068,000 of revenue, respectively, which is offset by development costs expensed of $29,940,000 and $68,218,000, respectively.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Our coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.    Commitments and Contingencies – continued

          Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2011, the aggregate dollar amount of these guarantees and master leases is approximately $168,124,000.

At June 30, 2011, $21,534,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $189,300,000, of which $135,969,000 is committed to our Real Estate Fund.  In addition, we have agreed in principle to contribute up to $52,000,000 to a new investment management fund which will be managed by LNR.

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  As of June 30, 2011, we have a $39,483,000 receivable from Stop & Shop, of which $21,855,000 has been reserved.  We believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $39,483,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Segment Information

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and six months ended June 30, 2011 and 2010.

(Amounts in thousands)	For the Three Months Ended June 30, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$548,485	$197,135	$141,770	$106,662	$56,363	$-	$46,555
Straight-line rent adjustments	8,349	3,890	(706)	3,730	653	-	782
Amortization of acquired below-
market leases, net	16,812	8,178	512	6,996	17	-	1,109
Total rentals	573,646	209,203	141,576	117,388	57,033	-	48,446
Tenant expense reimbursements	82,325	31,483	8,936	36,636	3,744	-	1,526
Cleveland Medical Mart development
project	32,369	-	-	-	32,369	-	-
Fee and other income:
Tenant cleaning fees	15,409	23,679	-	-	-	-	(8,270)
Management and leasing fees	6,989	2,112	4,074	1,343	200	-	(740)
Lease termination fees	7,323	5,571	900	852	-	-	-
Other	12,090	5,103	5,317	1,692	(158)	-	136
Total revenues	730,151	277,151	160,803	157,911	93,188	-	41,098
Operating expenses	273,152	116,221	49,748	57,194	32,861	-	17,128
Depreciation and amortization	131,898	45,854	34,065	27,750	11,113	-	13,116
General and administrative	50,251	4,579	6,462	7,291	6,848	-	25,071
Cleveland Medical Mart development
project	29,940	-	-	-	29,940	-	-
Acquisition and other costs	1,897	-	-	-	-	-	1,897
Total expenses	487,138	166,654	90,275	92,235	80,762	-	57,212
Operating income (loss)	243,013	110,497	70,528	65,676	12,426	-	(16,114)
(Loss) applicable to Toys	(22,846)	-	-	-	-	(22,846)	-
Income (loss) from partially owned
entities	26,403	(845)	(767)	924	178	-	26,913
Income from Real Estate Fund	19,058	-	-	-	-	-	19,058
Interest and other investment
income (loss), net	8,007	148	48	(6)	9	-	7,808
Interest and debt expense	(137,202)	(35,033)	(30,729)	(23,344)	(9,437)	-	(38,659)
Income (loss) before income taxes	136,433	74,767	39,080	43,250	3,176	(22,846)	(994)
Income tax expense	(5,922)	(440)	(569)	-	(911)	-	(4,002)
Income (loss) from continuing
operations	130,511	74,327	38,511	43,250	2,265	(22,846)	(4,996)
Income from discontinued
operations	458	-	-	458	-	-	-
Net income (loss)	130,969	74,327	38,511	43,708	2,265	(22,846)	(4,996)
Less:
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	(13,657)	(2,325)	-	(69)	-	-	(11,263)
Net income attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(8,731)	-	-	-	-	-	(8,731)
Net income (loss) attributable to
Vornado	108,581	72,002	38,511	43,639	2,265	(22,846)	(24,990)
Interest and debt expense(2)	202,956	36,953	34,093	24,468	9,595	43,393	54,454
Depreciation and amortization(2)	182,496	47,621	38,306	28,400	11,227	32,896	24,046
Income tax (benefit) expense(2)	(17,343)	440	607	-	911	(23,969)	4,668
EBITDA(1)	$476,690	$157,016	$111,517	$96,507	$23,998	$29,474	$58,178

See notes of page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended June 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$531,576	$195,248	$142,952	$96,335	$54,441	$-	$42,600
Straight-line rent adjustments	17,552	7,255	964	7,761	725	-	847
Amortization of acquired below-
market leases, net	16,284	9,134	621	4,933	15	-	1,581
Total rentals	565,412	211,637	144,537	109,029	55,181	-	45,028
Tenant expense reimbursements	86,420	32,431	12,546	35,351	3,829	-	2,263
Fee and other income:
Tenant cleaning fees	13,468	20,639	-	-	-	-	(7,171)
Management and leasing fees	3,380	1,393	2,384	321	19	-	(737)
Lease termination fees	2,841	2,297	82	428	34	-	-
Other	12,468	4,513	5,061	1,005	744	-	1,145
Total revenues	683,989	272,910	164,610	146,134	59,807	-	40,528
Operating expenses	261,845	111,055	50,013	55,648	28,727	-	16,402
Depreciation and amortization	133,277	44,271	36,018	27,528	11,387	-	14,073
General and administrative	49,540	4,767	6,202	6,807	7,157	-	24,607
Acquisition and other costs	1,930	-	-	-	-	-	1,930
Total expenses	446,592	160,093	92,233	89,983	47,271	-	57,012
Operating income (loss)	237,397	112,817	72,377	56,151	12,536	-	(16,484)
(Loss) applicable to Toys	(21,004)	-	-	-	-	(21,004)	-
Income from partially owned
entities	4,452	1,337	188	1,129	55	-	1,743
Interest and other investment
income, net	3,876	163	23	186	12	-	3,492
Interest and debt expense	(142,175)	(33,047)	(34,068)	(20,315)	(9,464)	-	(45,281)
Net (loss) on extinguishment
of debt	(1,072)	-	-	-	-	-	(1,072)
Net gain (loss) on disposition of wholly
owned and partially owned assets	4,382	-	-	-	(31)	-	4,413
Income (loss) before income taxes	85,856	81,270	38,520	37,151	3,108	(21,004)	(53,189)
Income tax (expense) benefit	(4,964)	(335)	595	-	(402)	-	(4,822)
Income (loss) from continuing
operations	80,892	80,935	39,115	37,151	2,706	(21,004)	(58,011)
(Loss) income from discontinued
operations	(3,681)	-	1,137	(333)	(4,485)	-	-
Net income (loss)	77,211	80,935	40,252	36,818	(1,779)	(21,004)	(58,011)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(981)	(2,556)	-	256	-	-	1,319
Net income attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(4,124)	-	-	-	-	-	(4,124)
Net income (loss) attributable to
Vornado	72,106	78,379	40,252	37,074	(1,779)	(21,004)	(60,816)
Interest and debt expense(2)	207,512	31,595	34,943	22,526	16,478	42,093	59,877
Depreciation and amortization(2)	184,103	42,736	39,694	28,500	12,785	34,444	25,944
Income tax (benefit) expense(2)	(19,140)	335	(617)	-	402	(24,123)	4,863
EBITDA(1)	$444,581	$153,045	$114,272	$88,100	$27,886	$31,410	$29,868

See notes of page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,088,957	$391,377	$280,654	$214,109	$118,928	$-	$83,889
Straight-line rent adjustments	22,278	11,760	(711)	7,911	1,443	-	1,875
Amortization of acquired below-
market leases, net	33,571	16,355	978	13,956	34	-	2,248
Total rentals	1,144,806	419,492	280,921	235,976	120,405	-	88,012
Tenant expense reimbursements	173,284	65,359	18,233	75,967	7,767	-	5,958
Cleveland Medical Mart development
project	73,068	-	-	-	73,068	-	-
Fee and other income:
Tenant cleaning fees	30,832	47,109	-	-	-	-	(16,277)
Management and leasing fees	11,095	3,607	6,959	1,898	303	-	(1,672)
Lease termination fees	8,499	5,636	2,011	852	-	-	-
Other	25,678	9,866	10,662	3,099	1,878	-	173
Total revenues	1,467,262	551,069	318,786	317,792	203,421	-	76,194
Operating expenses	563,925	238,130	98,584	117,874	74,807	-	34,530
Depreciation and amortization	264,125	92,000	67,749	56,291	22,175	-	25,910
General and administrative	109,254	9,943	12,999	15,313	14,446	-	56,553
Cleveland Medical Mart development
project	68,218	-	-	-	68,218	-	-
Acquisition and other costs	20,167	-	-	15,000	3,040	-	2,127
Total expenses	1,025,689	340,073	179,332	204,478	182,686	-	119,120
Operating income (loss)	441,573	210,996	139,454	113,314	20,735	-	(42,926)
Income applicable to Toys	90,098	-	-	-	-	90,098	-
Income (loss) from partially owned
entities	42,687	243	(4,682)	1,242	254	-	45,630
Income from Real Estate Fund	20,138	-	-	-	-	-	20,138
Interest and other investment
income, net	125,115	320	80	2	18	-	124,695
Interest and debt expense	(271,967)	(68,119)	(59,655)	(46,413)	(18,775)	-	(79,005)
Net gain on disposition of wholly
owned and partially owned assets	6,677	-	-	-	-	-	6,677
Income before income taxes	454,321	143,440	75,197	68,145	2,232	90,098	75,209
Income tax expense	(12,304)	(959)	(1,307)	(5)	(1,321)	-	(8,712)
Income from continuing
operations	442,017	142,481	73,890	68,140	911	90,098	66,497
Income from discontinued operations	134,773	-	46,466	5,761	82,546	-	-
Net income	576,790	142,481	120,356	73,901	83,457	90,098	66,497
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(15,007)	(4,596)	-	86	-	-	(10,497)
Net income attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(40,539)	-	-	-	-	-	(40,539)
Net income attributable to
Vornado	521,244	137,885	120,356	73,987	83,457	90,098	15,461
Interest and debt expense(2)	401,804	68,947	66,314	48,632	22,502	83,528	111,881
Depreciation and amortization(2)	368,344	92,714	80,205	57,376	22,402	67,569	48,078
Income tax expense(2)	49,485	959	1,455	5	1,321	45,049	696
EBITDA(1)	$1,340,877	$300,505	$268,330	$180,000	$129,682	$286,244	$176,116

See notes on page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,048,199	$387,852	$279,778	$191,442	$112,098	$-	$77,029
Straight-line rent adjustments	37,615	15,049	5,172	14,119	1,827	-	1,448
Amortization of acquired below-
market leases, net	32,055	18,339	1,242	9,449	(106)	-	3,131
Total rentals	1,117,869	421,240	286,192	215,010	113,819	-	81,608
Tenant expense reimbursements	178,350	65,683	27,463	72,946	7,806	-	4,452
Fee and other income:
Tenant cleaning fees	27,120	41,057	-	-	-	-	(13,937)
Management and leasing fees	12,520	2,850	10,480	545	33	-	(1,388)
Lease termination fees	7,811	3,025	528	3,836	422	-	-
Other	25,633	8,923	10,898	1,745	2,706	-	1,361
Total revenues	1,369,303	542,778	335,561	294,082	124,786	-	72,096
Operating expenses	536,538	226,104	104,770	108,775	65,937	-	30,952
Depreciation and amortization	267,070	87,978	72,230	55,325	23,366	-	28,171
General and administrative	98,170	9,346	12,095	13,748	14,355	-	48,626
Acquisition and other costs	1,930	-	-	-	-	-	1,930
Total expenses	903,708	323,428	189,095	177,848	103,658	-	109,679
Operating income (loss)	465,595	219,350	146,466	116,234	21,128	-	(37,583)
Income applicable to Toys	104,866	-	-	-	-	104,866	-
Income (loss) from partially owned
entities	15,796	2,640	(4)	2,520	231	-	10,409
Interest and other investment
income, net	18,580	327	49	189	24	-	17,991
Interest and debt expense	(277,902)	(65,733)	(68,225)	(37,957)	(18,827)	-	(87,160)
Net (loss) on extinguishment
of debt	(1,072)	-	-	-	-	-	(1,072)
Net gain on disposition of wholly
owned and partially owned assets	7,687	-	-	-	765	-	6,922
Income (loss) before income taxes	333,550	156,584	78,286	80,986	3,321	104,866	(90,493)
Income tax expense	(10,544)	(809)	(91)	(35)	(596)	-	(9,013)
Income (loss) from continuing
operations	323,006	155,775	78,195	80,951	2,725	104,866	(99,506)
(Loss) from discontinued operations	(13,251)	-	(7,186)	(535)	(5,530)	-	-
Net income (loss)	309,755	155,775	71,009	80,416	(2,805)	104,866	(99,506)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,194)	(4,848)	-	498	-	-	3,156
Net income attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(21,903)	-	-	-	-	-	(21,903)
Net income (loss) attributable to
Vornado	286,658	150,927	71,009	80,914	(2,805)	104,866	(118,253)
Interest and debt expense(2)	403,699	62,587	70,114	41,880	29,487	83,233	116,398
Depreciation and amortization(2)	370,252	84,810	79,535	57,311	26,267	69,771	52,558
Income tax expense(2)	36,566	809	107	35	655	25,587	9,373
EBITDA(1)	$1,097,175	$299,133	$220,765	$180,140	$53,604	$283,457	$60,076

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

(3)	The components of other EBITDA are summarized below. The totals for each of the columns below agree to the total EBITDA for the "other" column in the preceding EBITDA by segment reconciliations.

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Our share of Real Estate Fund:
Operations	$827	$-	$1,807	$-
Net unrealized gains	3,218	-	3,392	-
Net realized gains	771	-	771	-
Carried interest	2,140	-	2,140	-
Total	6,956	-	8,110	-
Alexander's	15,821	14,260	30,989	28,659
Lexington (1)	17,313	11,435	29,306	29,283
LNR (acquired in July 2010) (2)	13,410	-	22,800	-
555 California Street	10,423	11,136	21,388	22,624
Hotel Pennsylvania	8,677	6,616	8,609	6,169
Other investments	11,735	8,469	19,936	18,615
	84,335	51,916	141,138	105,350
Corporate general and administrative expenses (3)	(20,024)	(20,642)	(41,379)	(39,956)
Investment income and other, net (3)	11,954	14,554	26,330	26,068
Mezzanine loans loss (accrual) reversal and net gain on disposition	-	(6,900)	82,744	(6,900)
(Loss) income from the mark-to-market of J.C. Penney derivative
position	(6,762)	-	10,401	-
Net gain on sale of condominiums	-	722	4,586	3,149
Acquisition costs	(2,191)	(1,930)	(3,714)	(1,930)
Real Estate Fund placement fees	(403)	(2,656)	(3,451)	(2,730)
Net loss on extinguishment of debt	-	(1,072)	-	(1,072)
Net income attributable to noncontrolling interests in the Operating
Partnership, including unit distributions	(8,731)	(4,124)	(40,539)	(21,903)
	$58,178	$29,868	$176,116	$60,076

(1)	Includes net gains of $8,308 in the three months ended June 30, 2011, and $9,760 and $5,998 in the six months ended June 30, 2011 and 2010, respectively, resulting from Lexington's stock issuances.

(2)	The three and six months ended June 30, 2011 include $6,020 for our share of net gains from asset sales. The six months ended June 30, 2011 also includes $8,977 for our share of a tax settlement gain.

(3)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of June 30, 2011, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and of changes in equity and cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

August 1, 2011

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2011.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the  date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2011.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended June 30, 2011:

	Total Return(1)
	Vornado	RMS	SNL
One-year	31.6%	34.1%	34.7%
Three-year	17.2%	17.1%	20.8%
Five-year	13.2%	12.7%	17.4%
Ten-year	278.8%	173.1%	186.6%

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

Overview - continued

2011 Acquisitions and Investments

One Park Avenue

On March 1, 2011, we as a co-investor, together with the Fund, acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000. The purchase price consisted of $137,000,000 in cash and 95% of a new $250,000,000 5-year mortgage that bears interest at 5.0%.

280 Park Avenue Joint Venture

On March 16, 2011, we formed a 50/50 joint venture with SL Green Realty Corp (“SL Green”) to own the mezzanine debt of 280 Park Avenue, a 1.2 million square foot office building located between 48th and 49th Streets in Manhattan (the “Property”).  We contributed our mezzanine loan with a face amount of $73,750,000 and they contributed their mezzanine loans with a face amount of $326,250,000 to the joint venture.  We equalized our interest in the joint venture with SL Green by paying them $111,250,000 in cash and assuming $15,000,000 of their debt.  On May 17, 2011, as part of the recapitalization of the Property, the joint venture contributed its debt position for 99% of the common equity of a new joint venture which owns the Property.  The new joint venture expects to spend $150,000,000 for re-tenanting and repositioning the Property.

Independence Plaza

On June 17, 2011, a joint venture in which we are a 51% partner invested $55,000,000 in cash (of which we contributed $35,000,000) to acquire a face amount of $150,000,000 of mezzanine loans and a $35,000,000 participation in a senior loan in Independence Plaza, a residential complex comprised of three 39-story buildings in the Tribeca submarket of Manhattan.

2011 Dispositions

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

In the first half of 2011, we sold (i) 1140 Connecticut Avenue and 1227 25th Street for $127,000,000 in cash, which resulted in a $45,862,000 net gain, and (ii) three retail properties in separate transactions for an aggregate of $40,990,000 in cash, which resulted in net gains aggregating $5,761,000.

Overview - continued

2011 Financing Activities

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

On January 18, 2011, we repaid the outstanding balance of the construction loan on 220 20th Street and closed on a $76,100,000 mortgage financing at a fixed rate of 4.61%.  The loan has a seven-year term and amortizes based on a 30-year schedule.

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

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  On May 5, 2011 we sold an additional 800,000 shares at a price of $25.00 per share.  We retained aggregate net proceeds of $214,538,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 8,850,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).  Dividends on the Series J Preferred Shares are cumulative and payable quarterly in arrears.  The Series J Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we, at our option, may redeem the Series J Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series J Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

In May 2011, we repaid the outstanding balance of the construction loan on West End 25, and closed on a $101,671,000 mortgage at a fixed rate of 4.88%.  The loan has a 10-year term and amortizes based on a 30-year schedule beginning in the sixth year.

On June 8, 2011, we renewed one of our two unsecured revolving credit facilities, and increased it to $1,250,000,000 from $1,000,000,000.  The renewed facility matures in four years, has a one-year extension option and bears interest on drawn amounts at LIBOR plus 1.35% plus a .30% facility fee (drawn or undrawn), based on our credit ratings.  We plan to extend our second revolving credit facility of $1,595,000,000, which matures in September 2012.  Our total revolving credit facilities are now $2,845,000,000, of which $300,000,000 is outstanding at June 30, 2011.

Overview - continued

Quarter Ended June 30, 2011 Financial Results Summary

Net income attributable to common shareholders for the quarter ended June 30, 2011 was $91,913,000, or $0.49 per diluted share, compared to $57,840,000, or $0.31 per diluted share, for the quarter ended June 30, 2010.  Net income for the quarter ended June 30, 2011 includes $3,069,000 of net gains on sale of real estate.  In addition, the quarters ended June 30, 2011 and 2010 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $11,036,000, or $0.06 per diluted share for the quarter ended June 30, 2011 and decreased net income attributable to common shareholders for the quarter ended June 30, 2010 by $13,298,000, or $0.07 per diluted share.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended June 30, 2011 was $243,418,000, or $1.27 per diluted share, compared to $204,772,000, or $1.11 per diluted share, for the prior year’s quarter.  FFO for the quarters ended June 30, 2011 and 2010 include certain items that affect comparability which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $8,184,000, or $0.04 per diluted share for the quarter ended June 30, 2011 and decreased FFO for the quarter ended June 30, 2010 by $9,980,000, or $0.05 per diluted share.

	For the Three Months Ended
	June 30,
(Amounts in thousands)	2011	2010
Items that affect comparability income (expense):
Net gain resulting from Lexington's stock issuances	$8,308	$-
Our share of LNR's net gain from asset sales	6,020	-
Discount on redemption of perpetual preferred units	2,000	4,818
Loss from the mark-to-market of J.C. Penney derivative position	(6,762)	-
Real Estate Fund placement fees	(403)	(2,656)
Mezzanine loans loss accrual	-	(6,900)
Default interest and fees accrued on loans in special servicing	-	(6,558)
Net loss on extinguishment of debt	-	(1,072)
FFO attributable to discontinued operations	-	2,819
Other, net	(430)	(1,208)
	8,733	(10,757)
Noncontrolling interests' share of above adjustments	(549)	777
Items that affect comparability, net	$8,184	$(9,980)

The percentage increase (decrease) in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended June 30, 2011 over the quarter ended June 30, 2010 and the trailing quarter ended March 31, 2011 are summarized below.

	New York	Washington, DC		Merchandise
Same Store EBITDA:	Office	Office	Retail	Mart
June 30, 2011 vs. June 30, 2010
GAAP basis	(1.3% )	0.3%	4.6%	(2.0%	)
Cash Basis	0.2%	1.8%	10.3%	(1.8%	)
June 30, 2011 vs. March 31, 2011
GAAP basis	4.0%	(0.3% )	0.1%	1.6%
Cash Basis	5.8%	0.3%	1.0%	2.1%

Overview - continued

Six Months Ended June 30, 2011 Financial Results Summary

Net income attributable to common shareholders for the six months ended June 30, 2011 was $491,128,000, or $2.63 per diluted share, compared to $258,125,000, or $1.41 per diluted share, for the six months ended June 30, 2010. Net income for the six months ended June 30, 2011 and 2010 include $55,883,000 and $307,000, respectively, for our share of net gains on sale of real estate.  In addition, six months ended June 30, 2011 and 2010 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the six months ended June 30, 2011 by $228,075,000, or $1.19 per diluted share, and decreased net income attributable to common shareholders for the six months ended June 30, 2010 by $10,913,000, or $0.06 per diluted share.

FFO for the six months ended June 30, 2011 was $749,349,000, or $3.91 per diluted share, compared to $565,066,000, or $2.98 per diluted share, for the six months ended June 30, 2010.  FFO for six months ended June 30, 2011 and 2010 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO for the six months ended June 30, 2011 by $175,711,000, or $0.92 per diluted share, and decreased FFO for the six months ended June 30, 2010 by $4,753,000, or $0.03 per diluted share.

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2011	2010
Items that affect comparability income (expense):
Net gain (loss) on extinguishment of debt	$83,907	$(1,072)
Mezzanine loans loss (accrual) reversal and net gain on disposition	82,744	(6,900)
Our share of LNR's asset sales and tax settlement gains	14,997	-
Income from the mark-to-market of J.C. Penney derivative position	10,401	-
Net gain resulting from Lexington's stock issuances	9,760	5,998
Net gain on sale of condominiums	4,586	3,149
Discount on redemption of perpetual preferred units	2,000	6,972
Buy-out of a below-market lease	(15,000)	-
Real Estate Fund placement fees	(3,451)	(2,730)
Litigation loss accrual	-	(10,056)
Default interest and fees accrued on loans in special servicing	-	(6,558)
(Negative FFO) FFO attributable to discontinued operations	(757)	6,569
Other, net	(1,666)	(483)
	187,521	(5,111)
Noncontrolling interests' share of above adjustments	(11,810)	358
Items that affect comparability, net	$175,711	$(4,753)

The percentage increase (decrease) in GAAP basis and cash basis same store EBITDA of our operating segments for the six months ended June 30, 2011 over the six months ended June 30, 2010 is summarized below.

	New York	Washington, DC		Merchandise
Same Store EBITDA:	Office	Office	Retail	Mart
June 30, 2011 vs. June 30, 2010
GAAP basis	(1.5%)	2.8%	4.2%	3.5%
Cash Basis	(0.2%)	6.1%	8.5%	4.1%

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

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
As of June 30, 2011:	Office	Office	Retail (4)	Office	Showroom
Total square feet (in service)	19,651	20,550	25,443	2,624	4,187
Our share of square feet (in service)	17,110	17,821	23,472	2,624	4,187
Number of properties	30	82	158	6	6
Occupancy rate	94.8%	93.1%(3)	92.3%	90.9%	92.9%

Leasing Activity:
Quarter Ended June 30, 2011:
Total square feet leased	561	383	392	40	104
Our share of square feet leased:	448	361	369	40	104
Initial rent (1)	$68.66	$40.37	$18.43	$30.27	$32.80
Weighted average lease term (years)	6.6	5.1	6.5	6.4	4.3
Relet space (included above):
Square feet	366	331	197	40	104
Cash basis:
Initial rent (1)	$72.08	$40.32	$11.57	$30.27	$32.80
Prior escalated rent	$63.04	$39.67	$11.48	$28.24	$34.30
Percentage increase (decrease)	14.3%	1.6%	0.8%	7.2%	(4.4%)
GAAP basis:
Straight-line rent (2)	$71.82	$38.78	$12.03	$30.35	$30.62
Prior straight-line rent	$62.57	$37.30	$10.97	$23.90	$30.93
Percentage increase (decrease)	14.8%	4.0%	9.7%	27.0%	(1.0%)
Tenant improvements and leasing
commissions:
Per square foot	$44.15	$22.79	$4.70	$37.45	$3.43
Per square foot per annum:	$6.69	$4.47	$0.72	$5.84	$0.80
Percentage of initial rent	9.7%	11.1%	3.9%	19.3%	2.4%

Six Months Ended June 30, 2011:
Total square feet leased	1,233	787	745	40	220
Our share of square feet leased:	784	672	715	40	220
Initial rent (1)	$60.84	$39.07	$24.78	$30.27	$34.52
Weighted average lease term (years)	9.7	4.5	7.8	6.4	5.7
Relet space (included above):
Square feet	549	599	272	40	220
Cash basis:
Initial rent (1)	$67.16	$38.61	$15.63	$30.27	$34.52
Prior escalated rent	$58.45	$37.72	$14.15	$28.24	$35.99
Percentage increase (decrease)	14.9%	2.4%	10.5%	7.2%	(4.1%)
GAAP basis:
Straight-line rent (2)	$66.57	$38.39	$16.15	$30.35	$33.01
Prior straight-line rent	$57.58	$36.01	$13.62	$23.90	$33.16
Percentage increase (decrease)	15.6%	6.6%	18.6%	27.0%	(0.5%)
Tenant improvements and leasing
commissions:
Per square foot	$50.12	$17.81	$7.27	$37.45	$3.26
Per square foot per annum:	$5.16	$3.96	$0.93	$5.84	$0.57
Percentage of initial rent	8.5%	10.1%	3.8%	19.3%	1.7%

See notes on the following table

Overview - continued

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
	Office	Office	Retail (4)	Office	Showroom
As of March 31, 2011:
Total square feet (in service)	18,445	21,171	25,266	2,621	4,191
Our share of square feet (in service)	16,501	17,829	23,424	2,621	4,191
Number of properties	29	82	160	6	6
Occupancy rate	95.7%	93.4% (3)	92.4%	90.8%	93.1%

As of December 31, 2010:
Total square feet (in service)	17,454	21,149	25,557	2,608	4,204
Our share of square feet (in service)	16,194	17,823	23,453	2,608	4,204
Number of properties	28	82	161	6	6
Occupancy rate	95.6%	94.3% (3)	92.3%	91.5%	93.2%

As of June 30, 2010:
Total square feet (in service)	17,499	21,186	25,159	2,598	4,211
Our share of square feet (in service)	16,187	18,239	22,767	2,598	4,211
Number of properties	28	82	164	6	6
Occupancy rate	95.5%	95.1% (3)	92.3%	91.0%	93.3%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents.  Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	Excluding residential and other properties, occupancy rates for the office properties were as follows.
	June 30, 2011	92.2%
	March 31, 2011	92.5%
	December 31, 2010	94.0%
	June 30, 2010	94.8%

(4)	Mall sales per square foot, including partially owned malls, for the trailing twelve months ended June 30, 2011 and 2010 were $465 and
	$468, respectively.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2011 and 2010

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2011 and 2010.

(Amounts in thousands)	For the Three Months Ended June 30, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$548,485	$197,135	$141,770	$106,662	$56,363	$-	$46,555
Straight-line rent adjustments	8,349	3,890	(706)	3,730	653	-	782
Amortization of acquired below-
market leases, net	16,812	8,178	512	6,996	17	-	1,109
Total rentals	573,646	209,203	141,576	117,388	57,033	-	48,446
Tenant expense reimbursements	82,325	31,483	8,936	36,636	3,744	-	1,526
Cleveland Medical Mart development
project	32,369	-	-	-	32,369	-	-
Fee and other income:
Tenant cleaning fees	15,409	23,679	-	-	-	-	(8,270)
Management and leasing fees	6,989	2,112	4,074	1,343	200	-	(740)
Lease termination fees	7,323	5,571	900	852	-	-	-
Other	12,090	5,103	5,317	1,692	(158)	-	136
Total revenues	730,151	277,151	160,803	157,911	93,188	-	41,098
Operating expenses	273,152	116,221	49,748	57,194	32,861	-	17,128
Depreciation and amortization	131,898	45,854	34,065	27,750	11,113	-	13,116
General and administrative	50,251	4,579	6,462	7,291	6,848	-	25,071
Cleveland Medical Mart development
project	29,940	-	-	-	29,940	-	-
Acquisition and other costs	1,897	-	-	-	-	-	1,897
Total expenses	487,138	166,654	90,275	92,235	80,762	-	57,212
Operating income (loss)	243,013	110,497	70,528	65,676	12,426	-	(16,114)
(Loss) applicable to Toys	(22,846)	-	-	-	-	(22,846)	-
Income (loss) from partially owned
entities	26,403	(845)	(767)	924	178	-	26,913
Income from Real Estate Fund	19,058	-	-	-	-	-	19,058
Interest and other investment
income (loss), net	8,007	148	48	(6)	9	-	7,808
Interest and debt expense	(137,202)	(35,033)	(30,729)	(23,344)	(9,437)	-	(38,659)
Income (loss) before income taxes	136,433	74,767	39,080	43,250	3,176	(22,846)	(994)
Income tax expense	(5,922)	(440)	(569)	-	(911)	-	(4,002)
Income (loss) from continuing
operations	130,511	74,327	38,511	43,250	2,265	(22,846)	(4,996)
Income from discontinued
operations	458	-	-	458	-	-	-
Net income (loss)	130,969	74,327	38,511	43,708	2,265	(22,846)	(4,996)
Less:
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	(13,657)	(2,325)	-	(69)	-	-	(11,263)
Net income attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(8,731)	-	-	-	-	-	(8,731)
Net income (loss) attributable to
Vornado	108,581	72,002	38,511	43,639	2,265	(22,846)	(24,990)
Interest and debt expense(2)	202,956	36,953	34,093	24,468	9,595	43,393	54,454
Depreciation and amortization(2)	182,496	47,621	38,306	28,400	11,227	32,896	24,046
Income tax (benefit) expense(2)	(17,343)	440	607	-	911	(23,969)	4,668
EBITDA(1)	$476,690	$157,016	$111,517	$96,507	$23,998	$29,474	$58,178

____________________

See notes on page 46.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2011 and 2010 - continued

(Amounts in thousands)	For the Three Months Ended June 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$531,576	$195,248	$142,952	$96,335	$54,441	$-	$42,600
Straight-line rent adjustments	17,552	7,255	964	7,761	725	-	847
Amortization of acquired below-
market leases, net	16,284	9,134	621	4,933	15	-	1,581
Total rentals	565,412	211,637	144,537	109,029	55,181	-	45,028
Tenant expense reimbursements	86,420	32,431	12,546	35,351	3,829	-	2,263
Fee and other income:
Tenant cleaning fees	13,468	20,639	-	-	-	-	(7,171)
Management and leasing fees	3,380	1,393	2,384	321	19	-	(737)
Lease termination fees	2,841	2,297	82	428	34	-	-
Other	12,468	4,513	5,061	1,005	744	-	1,145
Total revenues	683,989	272,910	164,610	146,134	59,807	-	40,528
Operating expenses	261,845	111,055	50,013	55,648	28,727	-	16,402
Depreciation and amortization	133,277	44,271	36,018	27,528	11,387	-	14,073
General and administrative	49,540	4,767	6,202	6,807	7,157	-	24,607
Acquisition and other costs	1,930	-	-	-	-	-	1,930
Total expenses	446,592	160,093	92,233	89,983	47,271	-	57,012
Operating income (loss)	237,397	112,817	72,377	56,151	12,536	-	(16,484)
(Loss) applicable to Toys	(21,004)	-	-	-	-	(21,004)	-
Income from partially owned
entities	4,452	1,337	188	1,129	55	-	1,743
Interest and other investment
income, net	3,876	163	23	186	12	-	3,492
Interest and debt expense	(142,175)	(33,047)	(34,068)	(20,315)	(9,464)	-	(45,281)
Net (loss) on extinguishment
of debt	(1,072)	-	-	-	-	-	(1,072)
Net gain (loss) on disposition of wholly
owned and partially owned assets	4,382	-	-	-	(31)	-	4,413
Income (loss) before income taxes	85,856	81,270	38,520	37,151	3,108	(21,004)	(53,189)
Income tax (expense) benefit	(4,964)	(335)	595	-	(402)	-	(4,822)
Income (loss) from continuing
operations	80,892	80,935	39,115	37,151	2,706	(21,004)	(58,011)
(Loss) income from discontinued
operations	(3,681)	-	1,137	(333)	(4,485)	-	-
Net income (loss)	77,211	80,935	40,252	36,818	(1,779)	(21,004)	(58,011)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(981)	(2,556)	-	256	-	-	1,319
Net income attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(4,124)	-	-	-	-	-	(4,124)
Net income (loss) attributable to
Vornado	72,106	78,379	40,252	37,074	(1,779)	(21,004)	(60,816)
Interest and debt expense(2)	207,512	31,595	34,943	22,526	16,478	42,093	59,877
Depreciation and amortization(2)	184,103	42,736	39,694	28,500	12,785	34,444	25,944
Income tax (benefit) expense(2)	(19,140)	335	(617)	-	402	(24,123)	4,863
EBITDA(1)	$444,581	$153,045	$114,272	$88,100	$27,886	$31,410	$29,868

__________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2011 and 2010 - continued

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

	For the Three Months
(Amounts in thousands)	Ended June 30,
	2011	2010
Our share of Real Estate Fund:
Operations	$827	$-
Net unrealized gains	3,218	-
Net realized gains	771	-
Carried interest	2,140	-
Total	6,956	-
Lexington (1)	17,313	11,435
Alexander's	15,821	14,260
LNR (acquired in July 2010) (2)	13,410	-
555 California Street	10,423	11,136
Hotel Pennsylvania	8,677	6,616
Other investments	11,735	8,469
	84,335	51,916
Corporate general and administrative expenses (3)	(20,024)	(20,642)
Investment income and other, net (3)	11,954	14,554
Loss from the mark-to-market of J.C. Penney derivative position	(6,762)	-
Acquisition costs	(2,191)	(1,930)
Real Estate Fund placement fees	(403)	(2,656)
Mezzanine loans loss accrual	-	(6,900)
Net loss on extinguishment of debt	-	(1,072)
Net gain on sale of condominiums	-	722
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(8,731)	(4,124)
	$58,178	$29,868

(1)	Includes net gains of $8,308 in the three months ended June 30, 2011, resulting from Lexington's stock issuances.

(2)	The three months ended June 30, 2011 includes $6,020 for our share of net gains from asset sales.

(3)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2011 and 2010 - continued

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York Office, Washington DC Office, Retail and Merchandise Mart segments.

	For the Three Months
	Ended June 30,
	2011	2010
Region:
New York City metropolitan area	60%	60%
Washington, DC / Northern Virginia metropolitan area	29%	30%
California	2%	2%
Chicago	5%	5%
Puerto Rico	2%	1%
Other geographies	2%	2%
	100%	100%

Results of Operations – Three Months Ended June 30, 2011 Compared to June 30, 2010

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $730,151,000 for the three months ended June 30, 2011, compared to $683,989,000 in the prior year’s quarter, an increase of $46,162,000, of which $32,369,000 relates to the Cleveland Medical Mart development project.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC		Merchandise
Increase (decrease) due to:	Total		Office	Office	Retail	Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$(4,616)		$(1,919)	$(8,384)	$4,138	$-		$1,549
Development	2,414		-	1,932	482	-		-
Hotel Pennsylvania	3,058		-	-	-	-		3,058
Trade Shows	661		-	-	-	661		-
Amortization of acquired below-market
leases, net	342		(956)	(109)	2,063	2		(658)
Leasing activity (see page 42)	6,375		441	3,600	1,676	1,189		(531)
	8,234		(2,434)	(2,961)	8,359	1,852		3,418

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	(1,575)		-	(3,588)	2,013	-		-
Operations	(2,520)		(948)	(22)	(728)	(85)		(737)
	(4,095)		(948)	(3,610)	1,285	(85)		(737)

Cleveland Medical Mart development
project	32,369	(1)	-	-	-	32,369	(1)	-

Fee and other income:
BMS cleaning fees	1,941		3,040	-	-	-		(1,099)	(2)
Management and leasing fees	3,609		719	1,690	1,022	181		(3)
Lease cancellation fee income	4,482		3,274	818	424	(34)		-
Other	(378)		590	256	687	(902)		(1,009)
	9,654		7,623	2,764	2,133	(755)		(2,111)

Total increase (decrease) in revenues	$46,162		$4,241	$(3,807)	$11,777	$33,381		$570

(1)	$29,940 is offset by development costs expensed in the quarter. See note (3) on page 49.

(2)	Primarily from the elimination of intercompany fees from operating segments upon consolidation. See note (1) on page 49.

Results of Operations – Three Months Ended June 30, 2011 Compared to June 30, 2010 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $487,138,000 for the three months ended June 30, 2011, compared to $446,592,000 in the prior year’s quarter, an increase of $40,546,000, of which $29,940,000 relates to the Cleveland Medical Mart development project.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC		Merchandise
Increase (decrease) due to:	Total		Office	Office	Retail	Mart		Other
Operating:
Acquisitions, sale of partial interests
and other	$(1,790)		$-	$(4,769)	$2,979	$-		$-
Development/redevelopment	35		-	(164)	199	-		-
Non-reimbursable expenses, including
bad debt reserves	1,527		663	1,529	(3,010)	2,345		-
Hotel Pennsylvania	917		-	-	-	-		917
Trade Shows	1,040		-	-	-	1,040		-
BMS expenses	2,717		2,717	-	-	-		-
Operations	6,861		1,786	3,139	1,378	749		(191)	(1)
	11,307		5,166	(265)	1,546	4,134		726

Depreciation and amortization:
Acquisitions/development, sale of partial
interests and other	(1,782)		-	(2,990)	1,208	-		-
Operations	403		1,583	1,037	(986)	(274)		(957)
	(1,379)		1,583	(1,953)	222	(274)		(957)

General and administrative:
Mark-to-market of deferred compensation
plan liability (2)	2,779		-	-	-	-		2,779
Real Estate Fund placement fees	(2,253)		-	-	-	-		(2,253)
Operations	185		(188)	260	484	(309)		(62)
	711		(188)	260	484	(309)		464

Cleveland Medical Mart development
project	29,940	(3)	-	-	-	29,940	(3)	-

Acquisition and other costs	(33)		-	-	-	-		(33)

Total increase (decrease) in expenses	$40,546		$6,561	$(1,958)	$2,252	$33,491		$200

(1)	Primarily from the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 48.

(2)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(3)	This expense is entirely offset by development revenue in the quarter. See note (1) on page 48.

Results of Operations – Three Months Ended June 30, 2011 Compared to June 30, 2010 - continued

Loss Applicable to Toys

In the three months ended June 30, 2011, we recognized net loss of $22,846,000 from our investment in Toys, comprised of $25,048,000 for our 32.7% share of Toys’ net loss ($49,017,000 before our share of Toys’ income tax benefit) and $2,202,000 of interest and other income.

In the three months ended June 30, 2010, we recognized net loss of $21,004,000 from our investment in Toys, comprised of $23,191,000 for our 32.7% share of Toys’ net loss ($47,314,000 before our share of Toys’ income tax benefit) and $2,187,000 of interest and other income.

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the three months ended June 30, 2011 and 2010.

	For the Three Months Ended
	June 30,
(Amounts in thousands)	2011	2010
Equity in Net Income (Loss):
Alexander's - 32.4% share of equity in net income	$8,638	$7,066

Lexington - 11.7% share in 2011 and 13.8% share in 2010 of equity in net income (loss) (1)	8,654	(428)

LNR - 26.2% share of equity in net income (acquired in July 2010) (2)	11,003	-

India real estate ventures - 4% to 36.5% range in our share of equity in net income	205	606

Partially owned office buildings	(2,366)	1,023

Other equity method investments (3)	269	(3,815)
	$26,403	$4,452

(1)	The three months ended June 30, 2011 includes an $8,308 net gain resulting from Lexington's stock issuances.

(2)	Includes $6,020 for our share of net gains from asset sales.

(3)	Represents our equity in net income or loss of Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

Income from Real Estate Fund

In the three months ended June 30, 2011, we recognized $19,058,000 of income from the Fund, including $12,872,000 of net unrealized gains from the mark-to-market of investments in the Fund, and $3,085,000 of net realized gains from the disposition of an investment.  Of the $19,058,000, $12,102,000 is attributable to noncontrolling interests.  Accordingly, our share of the Fund’s income was $6,956,000 and includes $2,140,000 of accrued carried interest.  In addition, we recognized $865,000 of management and leasing fees which are included as a component of “fee and other income,” and incurred $403,000 of placement fees in connection with the February 2011 closing of the Fund, which is included in “general and administrative” expenses.

Results of Operations – Three Months Ended June 30, 2011 Compared to June 30, 2010 - continued

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was $8,007,000 in the three months ended June 30, 2011, compared to $3,876,000 in the prior year’s quarter, an increase of $4,131,000. This increase resulted from:

(Amounts in thousands)
Mezzanine loan loss accrual in 2010	$6,900
Loss from the mark-to-market of J.C. Penney derivative position	(6,762)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	2,779
Other, net	1,214
$4,131

Interest and Debt Expense

Interest and debt expense was $137,202,000 in the three months ended June 30, 2011, compared to $142,175,000 in the prior year’s quarter, a decrease of $4,973,000.  This decrease was primarily due to savings of (i) $7,001,000 from the repayment of the Springfield Mall mortgage at a discount in December 2010, (ii) $4,630,000 from the deconsolidation of the Warner Building resulting from the sale of a 45% interest in October 2010, and (iii) $3,288,000 applicable to the repurchase and retirement of our convertible senior debentures, partially offset by (iv) $6,549,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers, and (v) $4,070,000 from the financing of 2121 Crystal Drive and Two Penn Plaza in the first quarter of 2011.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $4,382,000 in the three months ended June 30, 2010 and resulted primarily from the sale of marketable securities.

Income Tax Expense

Income tax expense was $5,922,000 in the three months ended June 30, 2011, compared to $4,964,000 in the prior year’s quarter, an increase of $958,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Results of Operations – Three Months Ended June 30, 2011 Compared to June 30, 2010 - continued

Income (Loss) from Discontinued Operations

The table below sets forth the combined results of assets related to discontinued operations for the three months ended June 30, 2011 and 2010, including the High Point Complex in North Carolina, which was disposed by the receiver on March 31, 2011.

	For the Three Months Ended
	June 30,
(Amounts in thousands)	2011	2010
Total revenues	$-	$12,116
Total expenses	-	15,797
	-	(3,681)
Net gain on sale of real estate	458	-
Income (loss) from discontinued operations	$458	$(3,681)

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $13,657,000 in the three months ended June 30, 2011, compared to $981,000 in the prior year’s quarter, an increase of $12,676,000.  This increase resulted primarily from $12,102,000 of income allocated to the noncontrolling interests in our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership, including Unit Distributions

Net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions for the three months ended June 30, 2011 and 2010 is primarily comprised of allocations of income to redeemable noncontrolling interests of $6,283,000 and $4,451,000, respectively, and preferred unit distributions of the Operating Partnership of $4,448,000 and $4,491,000, respectively.  The increase of $1,832,000 in allocations of income to redeemable noncontrolling interests resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $16,668,000 for the three months ended June 30, 2011, compared to $14,266,000 for the prior year’s quarter, an increase of $2,402,000.  This increase resulted from the issuance of Series J preferred shares during the second quarter of 2011.

Results of Operations – Three Months Ended June 30, 2011 Compared to June 30, 2010 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended June 30, 2011	$157,016	$111,517	$96,507	$23,998
Add-back: non-property level overhead
expenses included above	4,579	6,462	7,291	6,848
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(7,864)	(2,348)	(8,083)	(1,002)
GAAP basis same store EBITDA for the three months
ended June 30, 2011	153,731	115,631	95,715	29,844
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(12,286)	1,095	(5,884)	(670)
Cash basis same store EBITDA for the three months
ended June 30, 2011	$141,445	$116,726	$89,831	$29,174

EBITDA for the three months ended June 30, 2010	$153,045	$114,272	$88,100	$27,886
Add-back: non-property level overhead
expenses included above	4,767	6,202	6,807	7,157
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,103)	(5,187)	(3,366)	(4,595)
GAAP basis same store EBITDA for the three months
ended June 30, 2010	155,709	115,287	91,541	30,448
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(14,578)	(586)	(10,097)	(740)
Cash basis same store EBITDA for the three months
ended June 30, 2010	$141,131	$114,701	$81,444	$29,708

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended June 30, 2011 over the
three months ended June 30, 2010	$(1,978)	$344	$4,174	$(604)

Increase (decrease) in Cash basis same store EBITDA for
the three months ended June 30, 2011 over the
three months ended June 30, 2010	$314	$2,025	$8,387	$(534)

% (decrease) increase in GAAP basis same store EBITDA	(1.3%)	0.3%	4.6%	(2.0%)

% increase (decrease) in Cash basis same store EBITDA	0.2%	1.8%	10.3%	(1.8%)

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2011 and 2010

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2011 and 2010.

(Amounts in thousands)	For the Six Months Ended June 30, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,088,957	$391,377	$280,654	$214,109	$118,928	$-	$83,889
Straight-line rent adjustments	22,278	11,760	(711)	7,911	1,443	-	1,875
Amortization of acquired below-
market leases, net	33,571	16,355	978	13,956	34	-	2,248
Total rentals	1,144,806	419,492	280,921	235,976	120,405	-	88,012
Tenant expense reimbursements	173,284	65,359	18,233	75,967	7,767	-	5,958
Cleveland Medical Mart development
project	73,068	-	-	-	73,068	-	-
Fee and other income:
Tenant cleaning fees	30,832	47,109	-	-	-	-	(16,277)
Management and leasing fees	11,095	3,607	6,959	1,898	303	-	(1,672)
Lease termination fees	8,499	5,636	2,011	852	-	-	-
Other	25,678	9,866	10,662	3,099	1,878	-	173
Total revenues	1,467,262	551,069	318,786	317,792	203,421	-	76,194
Operating expenses	563,925	238,130	98,584	117,874	74,807	-	34,530
Depreciation and amortization	264,125	92,000	67,749	56,291	22,175	-	25,910
General and administrative	109,254	9,943	12,999	15,313	14,446	-	56,553
Cleveland Medical Mart development
project	68,218	-	-	-	68,218	-	-
Acquisition and other costs	20,167	-	-	15,000	3,040	-	2,127
Total expenses	1,025,689	340,073	179,332	204,478	182,686	-	119,120
Operating income (loss)	441,573	210,996	139,454	113,314	20,735	-	(42,926)
Income applicable to Toys	90,098	-	-	-	-	90,098	-
Income (loss) from partially owned
entities	42,687	243	(4,682)	1,242	254	-	45,630
Income from Real Estate Fund	20,138	-	-	-	-	-	20,138
Interest and other investment
income, net	125,115	320	80	2	18	-	124,695
Interest and debt expense	(271,967)	(68,119)	(59,655)	(46,413)	(18,775)	-	(79,005)
Net gain on disposition of wholly
owned and partially owned assets	6,677	-	-	-	-	-	6,677
Income before income taxes	454,321	143,440	75,197	68,145	2,232	90,098	75,209
Income tax expense	(12,304)	(959)	(1,307)	(5)	(1,321)	-	(8,712)
Income from continuing
operations	442,017	142,481	73,890	68,140	911	90,098	66,497
Income from discontinued operations	134,773	-	46,466	5,761	82,546	-	-
Net income	576,790	142,481	120,356	73,901	83,457	90,098	66,497
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(15,007)	(4,596)	-	86	-	-	(10,497)
Net income attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(40,539)	-	-	-	-	-	(40,539)
Net income attributable to
Vornado	521,244	137,885	120,356	73,987	83,457	90,098	15,461
Interest and debt expense(2)	401,804	68,947	66,314	48,632	22,502	83,528	111,881
Depreciation and amortization(2)	368,344	92,714	80,205	57,376	22,402	67,569	48,078
Income tax expense(2)	49,485	959	1,455	5	1,321	45,049	696
EBITDA(1)	$1,340,877	$300,505	$268,330	$180,000	$129,682	$286,244	$176,116

____________________

See notes on page 56.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2011 and 2010 - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,048,199	$387,852	$279,778	$191,442	$112,098	$-	$77,029
Straight-line rent adjustments	37,615	15,049	5,172	14,119	1,827	-	1,448
Amortization of acquired below-
market leases, net	32,055	18,339	1,242	9,449	(106)	-	3,131
Total rentals	1,117,869	421,240	286,192	215,010	113,819	-	81,608
Tenant expense reimbursements	178,350	65,683	27,463	72,946	7,806	-	4,452
Fee and other income:
Tenant cleaning fees	27,120	41,057	-	-	-	-	(13,937)
Management and leasing fees	12,520	2,850	10,480	545	33	-	(1,388)
Lease termination fees	7,811	3,025	528	3,836	422	-	-
Other	25,633	8,923	10,898	1,745	2,706	-	1,361
Total revenues	1,369,303	542,778	335,561	294,082	124,786	-	72,096
Operating expenses	536,538	226,104	104,770	108,775	65,937	-	30,952
Depreciation and amortization	267,070	87,978	72,230	55,325	23,366	-	28,171
General and administrative	98,170	9,346	12,095	13,748	14,355	-	48,626
Acquisition and other costs	1,930	-	-	-	-	-	1,930
Total expenses	903,708	323,428	189,095	177,848	103,658	-	109,679
Operating income (loss)	465,595	219,350	146,466	116,234	21,128	-	(37,583)
Income applicable to Toys	104,866	-	-	-	-	104,866	-
Income (loss) from partially owned
entities	15,796	2,640	(4)	2,520	231	-	10,409
Interest and other investment
income, net	18,580	327	49	189	24	-	17,991
Interest and debt expense	(277,902)	(65,733)	(68,225)	(37,957)	(18,827)	-	(87,160)
Net (loss) on extinguishment
of debt	(1,072)	-	-	-	-	-	(1,072)
Net gain on disposition of wholly
owned and partially owned assets	7,687	-	-	-	765	-	6,922
Income (loss) before income taxes	333,550	156,584	78,286	80,986	3,321	104,866	(90,493)
Income tax expense	(10,544)	(809)	(91)	(35)	(596)	-	(9,013)
Income (loss) from continuing
operations	323,006	155,775	78,195	80,951	2,725	104,866	(99,506)
(Loss) from discontinued operations	(13,251)	-	(7,186)	(535)	(5,530)	-	-
Net income (loss)	309,755	155,775	71,009	80,416	(2,805)	104,866	(99,506)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,194)	(4,848)	-	498	-	-	3,156
Net income attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(21,903)	-	-	-	-	-	(21,903)
Net income (loss) attributable to
Vornado	286,658	150,927	71,009	80,914	(2,805)	104,866	(118,253)
Interest and debt expense(2)	403,699	62,587	70,114	41,880	29,487	83,233	116,398
Depreciation and amortization(2)	370,252	84,810	79,535	57,311	26,267	69,771	52,558
Income tax expense(2)	36,566	809	107	35	655	25,587	9,373
EBITDA(1)	$1,097,175	$299,133	$220,765	$180,140	$53,604	$283,457	$60,076

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2011 and 2010 - continued

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

	For the Six Months
(Amounts in thousands)	Ended June 30,
	2011	2010
Our share of Real Estate Fund:
Operations	$1,807	$-
Net unrealized gains	3,392	-
Net realized gains	771	-
Carried interest	2,140	-
Total	8,110	-
Alexander's	30,989	28,659
Lexington (1)	29,306	29,283
LNR (acquired in July 2010) (2)	22,800	-
555 California Street	21,388	22,624
Hotel Pennsylvania	8,609	6,169
Other investments	19,936	18,615
	141,138	105,350
Corporate general and administrative expenses (3)	(41,379)	(39,956)
Investment income and other, net (3)	26,330	26,068
Mezzanine loans loss (accrual) reversal and net gain on disposition	82,744	(6,900)
Income from the mark-to-market of J.C. Penney derivative position	10,401	-
Net gain on sale of condominiums	4,586	3,149
Acquisition costs	(3,714)	(1,930)
Real Estate Fund placement fees	(3,451)	(2,730)
Net loss on extinguishment of debt	-	(1,072)
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(40,539)	(21,903)
	$176,116	$60,076

(1)	Includes net gains of $9,760 and $5,998 in the six months ended June 30, 2011 and 2010, respectively, resulting from
Lexington's stock issuances.

(2)	The six months ended June 30, 2011 includes $6,020 for our share of net gains from asset sales and $8,977 for our share of a tax settlement gain.

(3)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2011 and 2010 - continued

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York Office, Washington DC Office, Retail and Merchandise Mart segments.

	For the Six Months
	Ended June 30,
	2011	2010
Region:
New York City metropolitan area	60%	60%
Washington, DC / Northern Virginia metropolitan area	30%	31%
California	2%	2%
Chicago	5%	5%
Puerto Rico	1%	1%
Other geographies	2%	1%
	100%	100%

Results of Operations – Six Months Ended June 30, 2011 Compared to June 30, 2010

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $1,467,262,000 for the six months ended June 30, 2011, compared to $1,369,303,000 in the prior year’s six months, an increase of $97,959,000, of which $73,068,000 relates to the Cleveland Medical Mart development project.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total		Office	Office		Retail	Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$(6,592)		$(1,919)	$(16,794)		$9,135	$-		$2,986
Development	4,780		-	4,501		279	-		-
Hotel Pennsylvania	5,072		-	-		-	-		5,072
Trade Shows	2,975		-	-		-	2,975		-
Amortization of acquired below-market
leases, net	1,516		(1,984)	(264)		4,507	140		(883)
Leasing activity (see page 42)	19,186		2,155	7,286		7,045	3,471		(771)
	26,937		(1,748)	(5,271)		20,966	6,586		6,404

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	(3,792)		-	(7,409)		930	-		2,687
Operations	(1,274)		(324)	(1,821)		2,091	(39)		(1,181)
	(5,066)		(324)	(9,230)		3,021	(39)		1,506

Cleveland Medical Mart development
project	73,068	(1)	-	-		-	73,068	(1)	-

Fee and other income:
BMS cleaning fees	3,712		6,052	-		-	-		(2,340)	(2)
Management and leasing fees	(1,425)		757	(3,521)	(3)	1,353	270		(284)
Lease cancellation fee income	688		2,611	1,483		(2,984)	(422)		-
Other	45		943	(236)		1,354	(828)		(1,188)
	3,020		10,363	(2,274)		(277)	(980)		(3,812)

Total increase (decrease) in revenues	$97,959		$8,291	$(16,775)		$23,710	$78,635		$4,098

(1)	$68,218 is offset by development costs expensed in the period. See note (4) on page 59.

(2)	Primarily from the elimination of intercompany fees from operating segments upon consolidation. See note (1) on page 59.

(3)	Primarily from leasing fees in the prior year in connection with our management of a development project.

Results of Operations – Six Months Ended June 30, 2011 Compared to June 30, 2010 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,025,689,000 for the six months ended June 30, 2011, compared to $903,708,000 in the prior year’s six months, an increase of $121,981,000, of which $68,218,000 relates to the Cleveland Medical Mart development project.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total		Office	Office	Retail		Mart		Other
Operating:
Acquisitions, sale of partial interests
and other	$(221)		$-	$(9,565)	$6,657		$-		$2,687
Development/redevelopment	543		-	(175)	718		-		-
Non-reimbursable expenses, including
bad debt reserves	4,673		854	1,276	(2,297)		4,840
Hotel Pennsylvania	2,479		-	-	-		-		2,479
Trade Shows	2,002		-	-	-		2,002		-
BMS expenses	5,437		5,437	-	-		-		-
Operations	12,474		5,735	2,278	4,021		2,028		(1,588)	(1)
	27,387		12,026	(6,186)	9,099		8,870		3,578

Depreciation and amortization:
Acquisitions/development, sale of partial
interests and other	(4,809)		-	(7,048)	2,239		-		-
Operations	1,864		4,022	2,567	(1,273)		(1,191)		(2,261)
	(2,945)		4,022	(4,481)	966		(1,191)		(2,261)

General and administrative:
Mark-to-market of deferred compensation
plan liability (2)	4,968		-	-	-		-		4,968
Real Estate Fund placement fees	721		-	-	-		-		721
Operations	5,395		597	904	1,565		91		2,238	(3)
	11,084		597	904	1,565		91		7,927

Cleveland Medical Mart development
project	68,218	(4)	-	-	-		68,218	(4)	-

Acquisition and other costs	18,237		-	-	15,000	(5)	3,040		197

Total increase (decrease) in expenses	$121,981		$16,645	$(9,763)	$26,630		$79,028		$9,441

(1)	Primarily from the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 58.

(2)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(3)	Primarily from higher payroll costs and stock-based compensation expense.

(4)	This expense is entirely offset by development revenue in the period. See note (1) on page 58.

(5)	Represents the buy-out of a below-market lease.

Results of Operations – Six Months Ended June 30, 2011 Compared to June 30, 2010 - continued

Income Applicable to Toys

In the six months ended June 30, 2011, we recognized net income of $90,098,000 from our investment in Toys, comprised of $85,773,000 for our 32.7% share of Toys’ net income ($130,822,000 before our share of Toys’ income tax expense) and $4,325,000 of interest and other income.

In the six months ended June 30, 2010, we recognized net income of $104,866,000 from our investment in Toys, comprised of $100,649,000 for our 32.7% share of Toys’ net income ($126,236,000 before our share of Toys’ income tax expense) and $4,217,000 of interest and other income.

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the six months ended June 30, 2011 and 2010.

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2011	2010
Equity in Net Income (Loss):
Alexander's - 32.4% share of equity in net income	$16,649	$13,526

Lexington - 11.7% share in 2011 and 13.8% share in 2010 of equity in net income (1)	10,826	5,617

LNR - 26.2% share of equity in net income (acquired in July 2010) (2)	26,257	-

India real estate ventures - 4% to 36.5% range in our share of equity in net (loss) income	(2)	2,257

Partially owned office buildings (3)	(6,990)	1,778

Other equity method investments (4)	(4,053)	(7,382)
	$42,687	$15,796

(1)	The six months ended June 30, 2011 and 2010 includes $9,760 and $5,998, respectively, of net gains resulting from Lexington's stock issuances.

(2)	Includes $8,977 for our share of a tax settlement gain and $6,020 for our share of net gains from asset sales.

(3)

The six months ended June 30, 2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

(4)	Represents our equity in net income or loss of Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

Income from Real Estate Fund

In the six months ended June 30, 2011, we recognized $20,138,000 of income from the Fund, including $13,570,000 of net unrealized gains from the mark-to-market of investments in the Fund, and $3,085,000 of net realized gains from the disposition of an investment.  Of the $20,138,000, $12,028,000 is attributable to noncontrolling interests.  Accordingly, our share of the Fund’s income was $8,110,000 and includes $2,140,000 of accrued carried interest.  In addition, we recognized $1,165,000 of management and leasing fees which are included as a component of “fee and other income,” and incurred $3,451,000 of placement fees in connection with the February 2011 closing of the Fund, which is included in “general and administrative” expenses.

Results of Operations – Six Months Ended June 30, 2011 Compared to June 30, 2010 - continued

Interest and Other Investment Income, net

Interest and other investment income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was $125,115,000 in the six months ended June 30, 2011, compared to $18,580,000 in the prior year’s six months, an increase of $106,535,000. This increase resulted from:

(Amounts in thousands)
Mezzanine loans ($82,744 loss reversal and net gain on disposition in 2011, compared to a $6,900
loss accrual in 2010)	$89,644
Income from the mark-to-market of J.C. Penney derivative position	10,401
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	4,968
Other, net	1,522
$106,535

Interest and Debt Expense

Interest and debt expense was $271,967,000 in the six months ended June 30, 2011, compared to $277,902,000 in the prior year’s six months, a decrease of $5,935,000.  This decrease was primarily due to savings of (i) $10,951,000 from the repayment of the Springfield Mall mortgage at a discount in December 2010, (ii) $9,209,000 from the deconsolidation of the Warner Building resulting from the sale of a 45% interest in October 2010, and (iii) $6,734,000 applicable to the repurchase and retirement of our convertible senior debentures, partially offset by (iv) $13,194,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers, (v) $5,630,000 from the financing of 2121 Crystal Drive and Two Penn Plaza in the first quarter of 2011, and (vi) $2,532,000 from the consolidation of the San Jose Shopping Center resulting from the October 2010 acquisition of the 55% interest we did not previously own.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $6,677,000 in the six months ended June 30, 2011, compared to $7,687,000 in the prior year’s six months and resulted primarily from the sale of residential condominiums and marketable securities.

Income Tax Expense

Income tax expense was $12,304,000 in the six months ended June 30, 2011, compared to $10,544,000 in the prior year’s six months, an increase of $1,760,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Results of Operations – Six Months Ended June 30, 2011 Compared to June 30, 2010 - continued

Income (Loss) from Discontinued Operations

The table below sets forth the combined results of assets related to discontinued operations for the six months ended June 30, 2011 and 2010, including the High Point Complex in North Carolina, which was disposed by the receiver on March 31, 2011.

	For the Six Months Ended
	June 30,
(Amounts in thousands)	2011	2010
Total revenues	$5,987	$23,137
Total expenses	6,744	26,332
	(757)	(3,195)
Net gain on extinguishment of High Point debt	83,907	-
Net gain on sale of 1140 Connecticut Avenue and 1227 25th Street	45,862	-
Net gain on sales of other real estate	5,761	-
Litigation loss accrual	-	(10,056)
Income (loss) from discontinued operations	$134,773	$(13,251)

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $15,007,000 in the six months ended June 30, 2011, compared to $1,194,000 in the prior year’s six months, an increase of $13,813,000.  This increase resulted primarily from $12,028,000 of income allocated to the noncontrolling interests in our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership, including Unit Distributions

 Net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions for the six months ended June 30, 2011 and 2010 is primarily comprised of allocations of income to redeemable noncontrolling interests of $33,588,000 and $19,666,000, respectively, and preferred unit distributions of the Operating Partnership of $8,951,000 and $9,209,000, respectively.  The increase of $13,922,000 in allocations of income to redeemable noncontrolling interests resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $30,116,000 for the six months ended June 30, 2011, compared to $28,533,000 for the prior year’s six months, an increase of $1,583,000.  This increase resulted from the issuance of Series J preferred shares during the second quarter of 2011, partially offset by the redemption of Series D-10 preferred shares in September 2010.

Results of Operations – Six Months Ended June 30, 2011 Compared to June 30, 2010 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the six months ended June 30, 2011	$300,505	$268,330	$180,000	$129,682
Add-back: non-property level overhead
expenses included above	9,943	12,999	15,313	14,446
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(9,188)	(49,530)	(2,101)	(82,598)
GAAP basis same store EBITDA for the six months
ended June 30, 2011	301,260	231,799	193,212	61,530
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(26,325)	1,566	(12,718)	(1,477)
Cash basis same store EBITDA for the six months
ended June 30, 2011	$274,935	$233,365	$180,494	$60,053

EBITDA for the six months ended June 30, 2010	$299,133	$220,765	$180,140	$53,604
Add-back: non-property level overhead
expenses included above	9,346	12,095	13,748	14,355
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,727)	(7,468)	(8,482)	(8,535)
GAAP basis same store EBITDA for the six months
ended June 30, 2010	305,752	225,392	185,406	59,424
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(30,186)	(5,497)	(19,126)	(1,721)
Cash basis same store EBITDA for the six months
ended June 30, 2010	$275,566	$219,895	$166,280	$57,703

(Decrease) increase in GAAP basis same store EBITDA for
the six months ended June 30, 2011 over the
six months ended June 30, 2010	$(4,492)	$6,407	$7,806	$2,106

(Decrease) increase in Cash basis same store EBITDA for
the six months ended June 30, 2011 over the
six months ended June 30, 2010	$(631)	$13,470	$14,214	$2,350

% (decrease) increase in GAAP basis same store EBITDA	(1.5%)	2.8%	4.2%	3.5%

% (decrease) increase in Cash basis same store EBITDA	(0.2%)	6.1%	8.5%	4.1%

SUPPLEMENTAL INFORMATION

Three Months Ended June 30, 2011 vs. Three Months Ended March 31, 2011

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended June 30, 2011, compared to the three months ended March 31, 2011.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended June 30, 2011	$157,016	$111,517	$96,507	$23,998
Add-back: non-property level overhead expenses
included above	4,579	6,462	7,291	6,848
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(7,864)	(2,269)	(4,965)	-
GAAP basis same store EBITDA for the three months
ended June 30, 2011	153,731	115,710	98,833	30,846
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(12,286)	1,103	(8,125)	(670)
Cash basis same store EBITDA for the three months
ended June 30, 2011	$141,445	$116,813	$90,708	$30,176

EBITDA for the three months ended March 31, 2011(1)	$143,489	$156,813	$83,493	$105,684
Add-back: non-property level overhead expenses
included above	5,364	6,537	8,022	7,598
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(1,070)	(47,262)	7,254	(82,919)
GAAP basis same store EBITDA for the three months
ended March 31, 2011	147,783	116,088	98,769	30,363
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(14,038)	335	(8,983)	(807)
Cash basis same store EBITDA for the three months
ended March 31, 2011	$133,745	$116,423	$89,786	$29,556

Increase (decrease) in GAAP basis same store EBITDA for
the three months ended June 30, 2011 over the
three months ended March 31, 2011	$5,948	$(378)	$64	$483

Increase in Cash basis same store EBITDA for
the three months ended June 30, 2011 over the
three months ended March 31, 2011	$7,700	$390	$922	$620

% increase (decrease) in GAAP basis same store EBITDA	4.0%	(0.3%)	0.1%	1.6%

% increase in Cash basis same store EBITDA	5.8%	0.3%	1.0%	2.1%

(1)	Below is the reconciliation of net income to EBITDA for the three months ended March 31, 2011

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
Net income attributable to Vornado for the three months
ended March 31, 2011	$65,883	$81,845	$30,348	$81,192
Interest and debt expense	31,994	32,221	24,164	12,907
Depreciation and amortization	45,093	41,899	28,976	11,175
Income tax expense	519	848	5	410
EBITDA for the three months ended March 31, 2011	$143,489	$156,813	$83,493	$105,684

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  In addition, the Fund has aggregate unfunded equity commitments of $543,900,000 for acquisitions, including $135,969,000 from us.  We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Cash Flows for the Six Months Ended June 30, 2011

Our cash and cash equivalents were $591,515,000 at June 30, 2011, a $99,274,000 decrease over the balance at December 31, 2010.  This decrease was primarily due to cash flows from financing activities, partially offset by cash flows from operating activities, as discussed below.

Our consolidated outstanding debt was $10,540,048,000 at June 30, 2011, a $353,591,000 decrease over the balance at December 31, 2010.  As of June 30, 2011 and December 31, 2010, $300,000,000 and $874,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2011 $1,234,960,000 of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using a portion of our $3,136,515,000 of available capacity (comprised of $591,515,000 of cash and cash equivalents and $2,545,000,000 of availability under our revolving credit facilities).

Cash flows provided by operating activities of $260,040,000 was comprised of (i) net income of $576,790,000 and (ii) distributions of income from partially owned entities of $43,741,000, partially offset by (iii) $148,548,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities, and (iv) the net change in operating assets and liabilities of $211,943,000, including $97,802,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $23,257,000 was comprised of (i) $271,375,000 of capital distributions from partially owned entities, (ii) $130,789,000 of proceeds from sales of real estate and related investments, (iii) $99,990,000 of proceeds from sales and repayments of mezzanine loans (iv) changes in restricted cash of $91,127,000 and (v) $19,301,000 of proceeds from sales of, and return of investments in, marketable securities, partially offset by (vi) $426,376,000 of investments in partially owned entities, (vii) $86,944,000 of additions to real estate, (viii) $43,516,000 of investments in mezzanine loans receivable and other and (ix) $32,489,000 of development costs and construction in progress.

Net cash used in financing activities of $382,571,000 was comprised of (i) $1,636,817,000 for the repayments of borrowings, (ii) $254,099,000 of dividends paid on common shares, (iii) $62,111,000 of distributions to noncontrolling interests, (iv) $27,117,000 of dividends paid on preferred shares, (v) $23,319,000 of debt issuance and other costs and (vi) $8,000,000 for the purchase of outstanding preferred units and (vii) $748,000 for the repurchase of shares related to stock compensation agreements and related tax holdings, partially offset by (viii) $1,284,167,000 of proceeds from borrowings, (ix) $214,538,000 of proceeds from the issuance of Series J preferred shares, (x) $109,605,000 of contributions from noncontrolling interests and (xi) $21,330,000 of proceeds received from exercise of employee share options.

LIQUIDITY AND CAPITAL RESOURCES – continued

Cash Flows for the Six Months Ended June 30, 2010

Our cash and cash equivalents were $652,121,000 at June 30, 2010, a $116,642,000 increase over the balance at December 31, 2009.  This increase resulted from $532,365,000 of net cash provided by operating activities and $207,359,000 of net cash provided by investing activities, partially offset by $623,082,000 of net cash used in financing activities.

Cash flows provided by operating activities of $532,365,000 was comprised of (i) net income of $309,755,000, (ii) $115,978,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities, (iii) distributions of income from partially owned entities of $18,517,000 and (iv) the net change in operating assets and liabilities of $88,115,000.

Net cash provided by investing activities of $207,359,000 was comprised of (i) restricted cash of $133,888,000, (ii) proceeds from sales of marketable securities of $122,956,000, (iii) proceeds from sales and repayments of mezzanine loans receivable of $105,061,000, (iv) proceeds from the sale of real estate and related investments of $49,544,000, (v) proceeds from maturing short-term investments of $40,000,000 and (vi) distributions of capital from partially owned entities of $12,638,000, partially offset by (vii) additions to real estate of $68,925,000, (viii) development and redevelopment expenditures of $68,499,000, (ix) investments in mezzanine loans receivable and other of $48,339,000, (x) investments in partially owned entities of $41,920,000, (xi) acquisitions of real estate and other of $15,128,000, and (xii) purchases of marketable securities of $13,917,000.

Net cash used in financing activities of $623,082,000 was comprised of (i) repayments of borrowings, including the purchase of our senior unsecured notes, of $1,197,525,000, (ii) dividends paid on common shares of $236,279,000, (iii) dividends paid on preferred shares of $28,533,000, (iv) distributions to noncontrolling interests of $27,665,000, (v) repurchase of shares related to stock compensation arrangements and related tax withholdings of $25,223,000, (vi) purchases of outstanding preferred units of $13,000,000 and (vii) debt issuance costs of $5,724,000, partially offset by (viii) proceeds from borrowings of $901,040,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital improvements include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.  Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2011.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Expenditures to maintain assets	$20,864	$7,803	$4,124	$2,984	$4,326	$1,627
Tenant improvements	38,972	21,584	12,608	2,319	2,139	322
Leasing commissions	10,142	6,854	2,177	916	72	123
Non-recurring capital expenditures	14,945	11,031	-	1,967	-	1,947
Total capital expenditures and leasing
commissions (accrual basis)	84,923	47,272	18,909	8,186	6,537	4,019
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	62,082	20,109	9,028	12,907	19,210	828
Expenditures to be made in future
periods for the current period	(49,923)	(29,135)	(13,547)	(5,194)	(2,047)	-
Total capital expenditures and leasing
commissions (cash basis)	$97,082	$38,246	$14,390	$15,899	$23,700	$4,847

Tenant improvements and leasing commissions:
Per square foot per annum	$3.31	$5.16	$3.96	$0.93	$1.47	$-
Percentage of initial rent	8.0%	8.5%	10.1%	3.8%	4.3%	-

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.  Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2011.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Bergen Town Center	$10,105	$-	$-	$10,105	$-	$-
Green Acres Mall	3,539	-	-	3,539	-	-
West End 25	1,841	-	1,841	-	-	-
North Bergen, New Jersey	1,494	-	-	1,494	-	-
510 Fifth Avenue	1,492	-	-	1,492	-	-
Crystal City Hotel	1,207	-	1,207	-	-	-
Crystal Square	1,046	-	1,046	-	-	-
Crystal Plaza 5	1,013	-	1,013	-	-	-
Poughkeepsie, New York	796	-	-	796	-	-
Other	9,956	2,055	3,559	2,164	310	1,868
	$32,489	$2,055	$8,666	$19,590	$310	$1,868

As of June 30, 2011, the estimated costs to complete the above projects are approximately $29,700,000.  In addition, during 2012, we plan to redevelop 1851 South Bell Street, a 348,000 square foot office building in Crystal City, into a new 700,000 square foot office building (readdressed as 1900 Crystal Drive).  The estimated cost of this project is approximately $300,000,000, or $425 per square foot.  There can be no assurance that this project will commence, or, if commenced, be completed on schedule or within budget.

LIQUIDITY AND CAPITAL RESOURCES - continued

Below is a summary of capital expenditures and leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2010.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Expenditures to maintain assets	$20,389	$10,237	$3,161	$1,539	$2,721	$2,731
Tenant improvements	70,845	25,300	6,127	7,045	27,550	4,823
Leasing commissions	15,516	6,781	2,283	1,416	3,804	1,232
Non-recurring capital expenditures	3,985	-	-	898	-	3,087
Total capital expenditures and leasing
commissions (accrual basis)	110,735	42,318	11,571	10,898	34,075	11,873
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	47,536	26,786	7,803	6,772	2,777	3,398
Expenditures to be made in future
periods for the current period	(73,756)	(22,985)	(7,149)	(9,278)	(28,644)	(5,700)
Total capital expenditures and leasing
commissions (cash basis)	$84,515	$46,119	$12,225	$8,392	$8,208	$9,571

Tenant improvements and leasing commissions:
Per square foot per annum	$3.93	$7.17	$3.03	$1.59	$4.19	$-
Percentage of initial rent	12.5%	15.2%	7.9%	7.5%	17.0%	-

Development and Redevelopment Expenditures

Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2010.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Residential condominiums	$10,275	$-	$-	$-	$-	$10,275
West End 25	7,639	-	7,639	-	-	-
1540 Broadway	6,182	-	-	6,182	-	-
Green Acres Mall	6,085	-	-	6,085	-	-
Bergen Town Center	5,976	-	-	5,976	-	-
220 20th Street	3,794	-	3,794	-	-	-
Beverly Connection	3,184	-	-	3,184	-	-
North Bergen, New Jersey	3,078	-	-	3,078	-	-
Garfield, New Jersey	1,288	-	-	1,288	-	-
Poughkeepsie, New York	953	-	-	953	-	-
Other	20,045	3,742	7,758	2,999	824	4,722
	$68,499	$3,742	$19,191	$29,745	$824	$14,997

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of our earthquake insurance coverage and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Our coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2011, the aggregate dollar amount of these guarantees and master leases is approximately $168,124,000.

At June 30, 2011, $21,534,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We are committed to fund additional capital to certain of our partially owned entities aggregating approximately $189,300,000, of which $135,969,000 is committed to our Real Estate Fund.  In addition, we have agreed in principle to contribute up to $52,000,000 to a new investment management fund which will be managed by LNR.

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.

LIQUIDITY AND CAPITAL RESOURCES - continued

Other Commitments and Contingencies - continued

During 2010, two of our wholly owned subsidiaries entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County will fund the development of the Facility, using the proceeds it received from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, our subsidiaries will receive net settled payments of approximately $10,000,000 per year, which are net of its $36,000,000 annual obligation to the County.  Our subsidiaries’ obligation has been pledged by the County to the bondholders, but is payable by our subsidiaries only to the extent that they first receive at least an equal payment from the County.  Our subsidiaries engaged a contractor to construct the Facility pursuant to a guaranteed maximum price contract; although our subsidiaries are ultimately responsible for cost overruns, the contractor is responsible for all costs incurred in excess of its contract and has provided a completion guaranty.  Construction of the Facility is expected to be completed in 2013.  Upon completion, our subsidiaries are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, of the Facility.  The County may terminate the operating agreement five years from the completion of development and periodically thereafter, if our subsidiaries fail to achieve certain performance thresholds.

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  As of June 30, 2011, we have a $39,483,000 receivable from Stop and Shop, of which $21,855,000 has been reserved.  We believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $39,483,000.

FUNDS FROM OPERATIONS (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gain from sales of depreciated real estate assets, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro-rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 16 – Income per Share, in the notes to our consolidated financial statements on page 27 of this Quarterly Report on Form 10-Q.

FFO for the Three and Six Months Ended June 30, 2011 and 2010

FFO attributable to common shareholders plus assumed conversions was $243,418,000, or $1.27 per diluted share for the three months ended June 30, 2011, compared to $204,772,000, or $1.11 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions was $749,349,000, or $3.91 per diluted share, for the six months ended June 30, 2011, compared to $565,066,000, or $2.98 per diluted share, for the prior year’s six months.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Three Months		For The Six Months
(Amounts in thousands, except per share amounts)	Ended June 30,		Ended June 30,
Reconciliation of our net income to FFO:	2011	2010	2011	2010
Net income attributable to Vornado	$108,581	$72,106	$521,244	$286,658
Depreciation and amortization of real property	124,326	127,181	248,647	254,795
Net gain on sales of real estate	(458)	-	(51,623)	-
Proportionate share of adjustments to equity in net income of Toys, to arrive at FFO:
Depreciation and amortization of real property	17,168	17,663	34,897	35,164
Net gain on sales of real estate	(491)	-	(491)	-
Income tax effect of above adjustment	(5,835)	(6,182)	(12,040)	(12,307)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	22,233	19,533	46,202	39,074
Net gain on sales of real estate	(2,120)	-	(3,769)	(307)
Noncontrolling interests' share of above adjustments	(9,906)	(11,303)	(16,756)	(22,474)
FFO	253,498	218,998	766,311	580,603
Preferred share dividends	(16,668)	(14,266)	(30,116)	(28,533)
FFO attributable to common shareholders	236,830	204,732	736,195	552,070
Interest on 3.88% exchangeable senior debentures	6,556	-	13,090	12,915
Convertible preferred share dividends	32	40	64	81
FFO attributable to common shareholders plus assumed conversions	$243,418	$204,772	$749,349	$565,066

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	184,268	182,027	184,129	181,786
Effect of dilutive securities:
3.88% exchangeable senior debentures	5,736	-	5,736	5,736
Employee stock options and restricted share awards	1,876	1,617	1,815	1,741
Convertible preferred shares	55	71	56	71
Denominator for FFO per diluted share	191,935	183,715	191,736	189,334

FFO attributable to common shareholders plus assumed conversions
per diluted share	$1.27	$1.11	$3.91	$2.98

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2011				2010
			Weighted	Effect of 1%		Weighted
	June 30,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,089,729		1.96%	$20,897	$2,903,510	1.76%
Fixed rate	8,450,319		5.61%	-	7,990,129	5.66%
	$10,540,048		4.89%	20,897	$10,893,639	4.62%
Pro-rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$295,924		2.79%	2,959	$345,308	1.39%
Variable rate – Toys	313,305		6.38%	3,133	501,623	4.95%
Fixed rate (including $1,438,984,000 and
$1,421,820 of Toys debt in 2011 and 2010)	2,925,461	(1)	6.96%	-	2,428,986	6.86%
	$3,534,690		6.56%	6,092	$3,275,917	5.99%
Noncontrolling interests’ share of above				(1,700)
Total change in annual net income				$25,289
Per share-diluted				$0.13

(1)	Excludes $36.8 billion for our 26.2% pro rata shares of liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2011, variable rate debt with an aggregate principal amount of $560,628,000 and a weighted average interest rate of 2.79% was subject to LIBOR caps.  These caps are based on a notional amount of $558,603,000 and cap LIBOR at a weighted average rate of 5.68%.  In addition, we have one interest rate swap on a $425,000,000 loan that swapped the rate from LIBOR plus 2.00% (2.19% at June 30, 2011) to a fixed rate of 5.13% for the remaining seven-year term of the loan.

As of June 30, 2011, we have investments in mezzanine loans with an aggregate carrying amount of $74,845,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of June 30, 2011, the estimated fair value of our consolidated debt was $10,858,999,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income, net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. During the six months ended June 30, 2011 we recognized $10,401,000 of income from derivative instruments.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, such disclosure controls and procedures were effective.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  As of June 30, 2011, we have a $39,483,000 receivable from Stop and Shop, of which $21,855,000 has been reserved.  We believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $39,483,000.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2011, we issued 80,679 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

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

VORNADO REALTY TRUST
(Registrant)

Date: August 1, 2011	By:	/s/ Joseph Macnow
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
Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's
Inc.'s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.15		-	Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty	*
Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

10.16	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2	*
to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216)
filed December 26, 2002

10.17	**	-	Form of Stock Option Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

10.18	**	-	Form of Restricted Stock Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

10.19	**	-	Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

10.20	**	-	Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of	*
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

10.21	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by	*
reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on
May 1, 2006

10.22	**	-	Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan	*
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

10.23	**	-	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph	*
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

10.24		-	Guaranty, made as of June 28, 2006, by Vornado Realty Trust, for the benefit of JP Morgan	*
Chase Bank - Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2006
(File No. 001-11954), filed on October 31, 2006
_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.25	**	-	Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

10.26	**	-	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between	*
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.27	**	-	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and	*
among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.28	**	-	Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,	*
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

10.29		-	Revolving Credit Agreement, dated as of September 28, 2007, among Vornado Realty L.P. as	*
borrower, Vornado Realty Trust as General Partner, the Banks signatory thereto, each as a
Bank, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A. as
Syndication Agent, Citicorp North America, Inc., Deutsche Bank Trust Company
Americas, and UBS Loan Finance LLC as Documentation Agents, and J.P. Morgan
Securities Inc. and Bank of America Securities LLC as Lead Arrangers and Bookrunners.
- Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report
on Form 8-K (File No. 001-11954), filed on October 4, 2007

10.30		-	Second Amendment to Revolving Credit Agreement, dated as of September 28, 2007, by and	*
among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as
Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on October 4, 2007

10.31	**	-	Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted	*
LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No.
001-11954) filed on February 26, 2008

10.32	**	-	Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated	*
by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2008 (File No. 001-11954) filed on May 6, 2008

10.33	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Michael D.	*
Fascitelli, dated December 29, 2008. Incorporated by reference to Exhibit 10.47 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.34	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow,	*
dated December 29, 2008. Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

10.35	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.36	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.37	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.38	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Christopher G.	*
Kennedy, dated December 29, 2008. Incorporated by reference to Exhibit 10.53 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.39	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan. Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

10.40	**	-	Employment Agreement between Vornado Realty Trust and Michael J. Franco, dated	*
September 24, 2010. Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-11954)
filed on November 2, 2010

10.41	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Stock Agreement. Incorporated by	*
reference to Exhibit 10.42 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.42	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement	*
Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.43	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement	*
Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.44	**	-	Letter Agreement between Vornado Realty Trust and Michelle Felman, dated December 21, 2010.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.45	**	-	Waiver and Release between Vornado Realty Trust and Michelle Felman, dated December 21,	*
2010. Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Annual Report
on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on
February 23, 2011

10.46		-	Revolving Credit Agreement dated as of June 8, 2011, by and among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as Administrative Agent for the Banks

15.1		-	Letter regarding Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.