Form 10-Q
period 2011-09-30
VORNADO REALTY TRUST
filed 2011-11-03
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of September 30, 2011, 184,496,038 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	September 30,	December 31,
ASSETS	2011	2010
Real estate, at cost:
Land	$4,524,930	$4,535,042
Buildings and improvements	12,573,880	12,510,244
Development costs and construction in progress	225,098	217,505
Leasehold improvements and equipment	127,294	124,910
Total	17,451,202	17,387,701
Less accumulated depreciation and amortization	(2,975,075)	(2,715,046)
Real estate, net	14,476,127	14,672,655
Cash and cash equivalents	585,183	690,789
Restricted cash	124,984	200,822
Marketable securities	631,361	766,116
Accounts receivable, net of allowance for doubtful accounts of $76,935 and $62,979	145,854	157,146
Investments in partially owned entities	1,157,326	927,672
Investment in Toys "R" Us	546,258	447,334
Real Estate Fund investments	261,417	144,423
Mezzanine loans receivable, net	156,365	202,412
Receivable arising from the straight-lining of rents, net of allowance of $8,973 and $7,316	724,483	695,486
Deferred leasing and financing costs, net of accumulated amortization of $236,859 and $219,965	360,056	354,864
Identified intangible assets, net of accumulated amortization of $356,118 and $335,113	334,878	346,157
Assets related to discontinued operations	253,352	519,285
Due from officers	13,185	13,187
Other assets	417,399	379,123
	$20,188,228	$20,517,471

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Notes and mortgages payable	$8,462,191	$8,255,101
Senior unsecured notes	959,421	1,082,928
Exchangeable senior debentures	496,139	491,000
Convertible senior debentures	188,799	186,413
Revolving credit facility debt	300,000	874,000
Accounts payable and accrued expenses	469,024	438,479
Deferred credit	532,221	575,836
Deferred compensation plan	94,623	91,549
Deferred tax liabilities	13,814	13,278
Liabilities related to discontinued operations	8,954	267,652
Other liabilities	139,353	82,856
Total liabilities	11,664,539	12,359,092
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,526,395 and 12,804,202 units outstanding	934,720	1,066,974
Series D cumulative redeemable preferred units - 9,000,001 and 10,400,001 units outstanding	226,000	261,000
Total redeemable noncontrolling interests	1,160,720	1,327,974
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 42,186,709 and 32,340,009 shares	1,021,855	783,088
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 184,496,038 and 183,661,875 shares	7,350	7,317
Additional capital	7,112,004	6,932,728
Earnings less than distributions	(1,330,405)	(1,480,876)
Accumulated other comprehensive (loss) income	(59,019)	73,453
Total Vornado shareholders' equity	6,751,785	6,315,710
Noncontrolling interests in consolidated subsidiaries	611,184	514,695
Total equity	7,362,969	6,830,405
	$20,188,228	$20,517,471

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010

REVENUES:
Property rentals	$561,149	$559,518	$1,688,551	$1,661,967
Tenant expense reimbursements	94,053	95,341	264,857	271,040
Cleveland Medical Mart development project	35,135	-	108,203	-
Fee and other income	37,006	32,266	112,239	104,838
Total revenues	727,343	687,125	2,173,850	2,037,845
EXPENSES:
Operating	285,659	275,077	841,266	802,927
Depreciation and amortization	134,074	130,599	393,846	393,259
General and administrative	46,452	55,200	155,566	153,231
Cleveland Medical Mart development project	33,419	-	101,637	-
Tenant buy-outs and other acquisition related costs	2,288	921	22,455	2,851
Total expenses	501,892	461,797	1,514,770	1,352,268
Operating income	225,451	225,328	659,080	685,577
(Loss) income applicable to Toys "R" Us	(9,304)	(2,557)	80,794	102,309
Income (loss) from partially owned entities	13,552	(1,996)	56,239	13,800
Income (loss) from Real Estate Fund (of which $3,675 and ($1,091) is attributable to noncontrolling interests, in each three-month period, respectively, and $15,703 and ($1,091) in each
nine-month period, respectively)	5,353	(1,410)	25,491	(1,410)
Interest and other investment (loss) income, net	(29,994)	47,096	95,121	65,676
Interest and debt expense (including amortization of deferred financing costs of $4,828 and $5,170 in each three-month
period, respectively, and $14,696 and $14,085 in each
nine-month period, respectively)	(136,672)	(145,561)	(408,532)	(423,354)
Net (loss) on extinguishment of debt	-	(724)	-	(1,796)
Net gain on disposition of wholly owned and partially owned assets	1,298	5,072	7,975	12,759
Income before income taxes	69,684	125,248	516,168	453,561
Income tax expense	(7,144)	(5,449)	(19,448)	(15,993)
Income from continuing operations	62,540	119,799	496,720	437,568
Income (loss) from discontinued operations	3,683	(3,667)	146,293	(11,681)
Net income	66,223	116,132	643,013	425,887
Less:
Net income attributable to noncontrolling interests in
consolidated subsidiaries	(5,636)	(296)	(20,643)	(1,490)
Net income attributable to noncontrolling interests in the
Operating Partnership, including unit distributions	(6,825)	(11,584)	(47,364)	(33,487)
Net income attributable to Vornado	53,762	104,252	575,006	390,910
Preferred share dividends	(17,627)	(13,442)	(47,743)	(41,975)
Discount on preferred share and unit redemptions	5,000	4,382	5,000	4,382
NET INCOME attributable to common shareholders	$41,135	$95,192	$532,263	$353,317

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.20	$0.54	$2.14	$2.00
Income (loss) from discontinued operations, net	0.02	(0.02)	0.75	(0.06)
Net income per common share	$0.22	$0.52	$2.89	$1.94
Weighted average shares	184,398	182,462	184,220	182,014

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.20	$0.54	$2.12	$1.98
Income (loss) from discontinued operations, net	0.02	(0.02)	0.74	(0.06)
Net income per common share	$0.22	$0.52	$2.86	$1.92
Weighted average shares	186,065	184,168	186,039	183,826

DIVIDENDS PER COMMON SHARE	$0.69	$0.65	$2.07	$1.95

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010

Net income	$66,223	$116,132	$643,013	$425,887
Other comprehensive (loss) income:
Change in unrealized net (loss) gain on securities available-for-sale	(161,178)	8,966	(120,334)	34,497
Pro rata share of other comprehensive income (loss) of
nonconsolidated subsidiaries	112	3,885	26,477	(12,080)
Change in value of interest rate swap	(24,424)	-	(42,458)	-
Other	(69)	(5,176)	(5,114)	(5,594)
Comprehensive (loss) income	(119,336)	123,807	501,584	442,710
Less:
Comprehensive income attributable to noncontrolling interests	(400)	(12,414)	(59,050)	(36,148)
Comprehensive (loss) income attributable to Vornado	$(119,736)	$111,393	$442,534	$406,562

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2009	33,952	$823,686	181,214	$7,218	$6,961,007	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income	-	-	-	-	-	390,910	-	1,490	392,400
Dividends on common shares	-	-	-	-	-	(354,937)	-	-	(354,937)
Dividends on preferred shares	-	-	-	-	-	(42,100)	-	-	(42,100)
Redemption of preferred shares	(1,600)	(39,982)	-	-	-	4,382	-	-	(35,600)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	822	33	62,573	-	-	-	62,606
Under employees' share
option plan	-	-	596	24	10,922	(25,583)	-	-	(14,637)
Under dividend reinvestment plan	-	-	17	1	1,231	-	-	-	1,232
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	37,698	37,698
Other	-	-	-	-	-	-	-	188	188
Conversion of Series A preferred
shares to common shares	(3)	(177)	5	-	177	-	-	-	-
Deferred compensation shares
and options	-	-	17	1	6,155	-	-	-	6,156
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	34,497	-	34,497
Pro rata share of other
comprehensive (loss) of
nonconsolidated subsidiaries	-	-	-	-	-	-	(12,080)	-	(12,080)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(232,099)	-	-	-	(232,099)
Other	-	-	-	-	(61)	30	(5,594)	670	(4,955)
Balance, September 30, 2010	32,349	$783,527	182,671	$7,277	$6,809,905	$(1,604,889)	$45,272	$446,683	$6,487,775

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$7,317	$6,932,728	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	-	575,006	-	20,643	595,649
Dividends on common shares	-	-	-	-	-	(381,382)	-	-	(381,382)
Dividends on preferred shares	-	-	-	-	-	(47,905)	-	-	(47,905)
Issuance of Series J preferred shares	9,850	239,037	-	-	-	-	-	-	239,037
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	435	17	38,203	-	-	-	38,220
Under employees' share
option plan	-	-	369	15	21,603	(397)	-	-	21,221
Under dividend reinvestment plan	-	-	15	1	1,329	-	-	-	1,330
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	109,241	109,241
Other	-	-	-	-	-	-	-	364	364
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(22,713)	(22,713)
Other	-	-	-	-	-	-	-	(15,604)	(15,604)
Conversion of Series A preferred
shares to common shares	(3)	(165)	5	-	165	-	-	-	-
Deferred compensation shares
and options	-	-	10	-	7,866	-	-	-	7,866
Change in unrealized net loss
on securities available-for-sale	-	-	-	-	-	-	(120,334)	-	(120,334)
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	26,477	-	26,477
Change in value of interest rate swap	-	-	-	-	-	-	(42,458)	-	(42,458)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	114,628	-	-	-	114,628
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	8,957	-	8,957
Other	-	(105)	-	-	(4,518)	5,149	(5,114)	4,558	(30)
Balance, September 30, 2011	42,187	$1,021,855	184,496	$7,350	$7,112,004	$(1,330,405)	$(59,019)	$611,184	$7,362,969

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2011	2010
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$643,013	$425,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	414,992	419,638
Equity in net income of partially owned entities, including Toys “R” Us	(137,033)	(116,109)
Net (gain) loss on extinguishment of debt	(83,907)	1,796
Mezzanine loans loss (reversal) accrual and net gain on disposition	(82,744)	6,900
Distributions of income from partially owned entities	75,612	36,829
Net gain on sales of real estate	(51,623)	-
Amortization of below-market leases, net	(49,988)	(49,144)
Straight-lining of rental income	(38,262)	(55,581)
Loss (income) from the mark-to-market of J.C. Penney derivative position	27,136	(32,249)
Other non-cash adjustments	20,261	36,058
Unrealized gain on Real Estate Fund assets	(19,209)	-
Net gain on disposition of wholly owned and partially owned assets	(7,975)	(12,759)
Litigation loss accrual and impairment losses	-	15,197
Changes in operating assets and liabilities:
Real Estate Fund investments	(97,785)	(62,500)
Accounts receivable, net	11,292	(6,468)
Prepaid assets	(68,558)	(45,104)
Other assets	(43,413)	(59,614)
Accounts payable and accrued expenses	32,227	78,153
Other liabilities	22,635	13,791
Net cash provided by operating activities	566,671	594,721
Cash Flows from Investing Activities:
Investments in partially owned entities	(440,865)	(159,053)
Distributions of capital from partially owned entities	274,283	45,613
Proceeds from sales of real estate and related investments	135,762	48,998
Restricted cash	121,463	125,204
Additions to real estate	(109,963)	(98,789)
Proceeds from sales and repayments of mezzanine loans	100,525	109,594
Development costs and construction in progress	(52,816)	(86,871)
Investments in mezzanine loans receivable and other	(44,215)	(75,697)
Funding of collateral for J.C. Penney derivative	(33,850)	-
Return of derivative collateral	28,700	-
Proceeds from sales of marketable securities	19,301	126,015
Proceeds from maturing short-term investments	-	40,000
Purchases of marketable securities	-	(13,917)
Acquisitions of real estate and other	-	(10,000)
Net cash (used in) provided by investing activities	(1,675)	51,097

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2011	2010
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,666,610)	$(1,462,652)
Proceeds from borrowings	2,184,167	1,603,359
Dividends paid on common shares	(381,382)	(354,937)
Proceeds from the issuance of Series J preferred shares	239,037	-
Contributions from noncontrolling interests	109,605	39,351
Distributions to noncontrolling interests	(77,330)	(41,055)
Dividends paid on preferred shares	(43,675)	(42,100)
Debt issuance and other costs	(28,614)	(14,942)
Purchases of outstanding preferred units and shares	(28,000)	(48,600)
Proceeds received from exercise of employee share options	22,947	12,192
Repurchase of shares related to stock compensation agreements and related
tax withholdings	(747)	(25,659)
Net cash used in financing activities	(670,602)	(335,043)
Net (decrease) increase in cash and cash equivalents	(105,606)	310,775
Cash and cash equivalents at beginning of period	690,789	535,479
Cash and cash equivalents at end of period	$585,183	$846,254

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (including capitalized interest of $0 and $875)	$388,938	$409,953
Cash payments for income taxes	$10,299	$5,348

Non-Cash Investing and Financing Activities:
Change in unrealized net (loss) gain on securities available-for-sale	$(120,334)	$34,497
Adjustments to carry redeemable Class A units at redemption value	114,628	(232,099)
Common shares issued upon redemption of Class A units, at redemption value	38,220	62,606
Contribution of mezzanine loan receivable to a joint venture	73,750	-
Like-kind exchange of real estate	(45,625)	-
Extinguishment of a liability in connection with the acquisition of real estate	-	20,500
Investment in J.C. Penney, Inc.	-	271,372
Decrease in assets and liabilities resulting from deconsolidation of discontinued operations:
Assets related to discontinued operations	(145,333)	-
Liabilities related to discontinued operations	(232,502)	-
Write-off of fully depreciated assets	(58,279)	(50,785)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.3% of the common limited partnership interest in the Operating Partnership at September 30, 2011.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

3.    Recently Issued Accounting Literature

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 220, Comprehensive Income, which requires, among other things, presentation of the components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  We believe that the adoption of this guidance on January 1, 2012 will not have a material effect on our consolidated financial statements.

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

From inception through September 30, 2011, the Fund received aggregate  capital contributions from partners of $256,100,000, including $64,031,000 from us,  and as of September 30, 2011, has five investments with an aggregate fair value of approximately $261,417,000.   Below is a summary of income (loss) from the Fund for the three and nine  months ended September  30, 2011 and 2010.

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Operating (loss) income	$(286)	$(1,410)	$3,197	$(1,410)
Net realized gains	-	-	3,085	-
Net unrealized gains	5,639	-	19,209	-
Income (loss) from Real Estate Fund	5,353	(1,410)	25,491	(1,410)
Less:
(Income) loss attributable to noncontrolling interests	(3,675)	1,091	(15,703)	1,091
Income (loss) from Real Estate Fund attributable to Vornado (1)	$1,678	$(319)	$9,788	$(319)

___________________________________

(1)

Excludes $378 and $1,803 of management, leasing and development fees in the three and nine months ended September 30, 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

One Park Avenue

On March 1, 2011, we as a co-investor, together with the Fund, acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000.  The purchase price consisted of $137,000,000 in cash and 95% of a new $250,000,000 five-year mortgage that bears interest at 5.0%.  The Fund accounts for its 64.7% interest in the property at fair value in accordance with the AICPA Audit and Accounting Guide for Investment Companies.  We account for our directly owned 30.3% equity interest under the equity method of accounting.

5.    Marketable Securities and Derivative Instruments

Marketable Securities

Our portfolio of marketable securities is comprised of debt and equity securities that are classified as available for sale.  Available for sale securities are presented on our consolidated balance sheets at fair value.  Gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive (loss) income.”  Gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities.

In the nine months ended September 30, 2011 and 2010, we sold certain marketable securities for aggregate proceeds of $19,301,000 and $155,118,000, resulting in net gains of $2,139,000 and $8,960,000, respectively, of which $0 and $5,052,000 was recognized in the three months ended September 30, 2011 and 2010, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.    Marketable Securities and Derivative Instruments- continued

Marketable Securities-continued

Below is a summary of our marketable securities portfolio as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011				As of December 31, 2010
			GAAP	Unrealized			GAAP	Unrealized
	Maturity	Fair Value	Cost	(Loss) Gain	Maturity	Fair Value	Cost	Gain
Equity securities:
J.C. Penney	n/a	$497,680	$590,366	$(92,686)	n/a	$600,600	$590,366	$10,234
Other	n/a	26,769	13,561	13,208	n/a	47,248	26,481	20,767
Debt securities	04/13 - 10/18	106,912	102,679	4,233	08/11 - 10/18	118,268	104,180	14,088
		$631,361	$706,606	$(75,245)		$766,116	$721,027	$45,089

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own an economic interest in 23,400,000 J.C. Penney common shares, or 10.9% of J.C. Penney’s outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average economic cost of $25.71 per share or $477,829,000 in the aggregate.  As of September 30, 2011, these shares have an aggregate fair value of $497,680,000, based on J.C. Penney’s closing share price of $26.78 per share at September 30, 2011.  Of these shares, 15,500,000 were acquired through the exercise of a call option that was acquired on September 28, 2010 and settled on November 9, 2010.  During the period in which the call option was outstanding and classified as a derivative instrument, we recognized $112,537,000 of income.  Upon exercise of the call option, the GAAP basis of the 18,584,010 common shares we own increased to $31.77 per share, or $590,366,000 in the aggregate.  These shares are included in marketable equity securities on our consolidated balance sheet and are classified as “available for sale.”  During the nine months ended September 30, 2011, we recognized a $102,920,000 loss from the mark-to-market of these shares, which is included in “other comprehensive (loss) income,” based on the difference between the carrying amount of these shares of $600,600,000 at December 31, 2010 and the fair value of $497,680,000 at September 30, 2011.

We also own an economic interest in 4,815,990 common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.76 per share, or $138,492,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The strike price per share increases at an annual rate of LIBOR plus 80 basis points.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Mark-to-market adjustments on the underlying common shares are recognized in “interest and other investment (loss) income, net” on our consolidated statements of income.  During the three and nine months ended September 30, 2011, we recognized losses of $37,537,000 and $27,136,000, respectively, from the mark-to-market of the underlying common shares, based on J.C. Penney’s closing share price of $26.78 per share at September 30, 2011.

On September 16, 2011, we entered into an agreement with J.C. Penney which enables us to increase our beneficial and/or economic ownership to up to 15.4% of J.C. Penney’s outstanding common shares.  We have agreed to vote any common shares we hold in excess of 9.9% of J.C. Penney’s outstanding common shares in accordance with either the recommendation of the board of directors of J.C. Penney or in direct proportion to the vote of all other public shareholders of J.C. Penney (excluding shares affiliated with Pershing Square Capital Management L.P.).

We review our investment in J.C. Penney on a continuing basis.  Depending on various factors, including, without limitation, J.C. Penney’s financial position and strategic direction, actions taken by its board, price levels of its common stock, other investment opportunities available to us, market conditions and general economic and industry conditions, we may take such actions with respect to J.C. Penney as we deem appropriate, including (i) purchasing additional common stock or other financial instruments related to J.C. Penney, subject to our agreement with J.C. Penney as described in the preceding paragraph, or (ii) selling some or all of our beneficial or economic holdings, or (iii) engaging in hedging or similar transactions.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of September 30, 2011, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of September 30, 2011, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

On May 28, 2010, Toys filed a registration statement, as amended, with the SEC for the offering and sale of its common stock.  The offering, if completed, would result in a reduction of our percentage ownership of Toys’ equity.  The size of the offering and its completion are subject to market and other conditions.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			July 30, 2011	October 30, 2010
Assets			$11,778,000	$12,810,000
Liabilities			9,969,000	11,317,000
Toys “R” Us, Inc. equity			1,809,000	1,493,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Total revenues	$2,648,000	$2,565,000	$11,256,000	$11,030,000
Net (loss) income attributable to Toys	(36,000)	(16,000)	227,000	292,000

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2011, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.  As of September 30, 2011, Alexander’s owed us $43,308,000 in fees under these agreements.

As of September 30, 2011, the fair value of our investment in Alexander’s, based on Alexander’s September 30, 2011 closing share price of $361.02, was $597,152,000, or $406,875,000 in excess of the carrying amount on our consolidated balance sheet.  As of September 30, 2011, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $59,188,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			September 30, 2011	December 31, 2010
Assets			$1,785,000	$1,679,000
Liabilities			1,427,000	1,335,000
Noncontrolling interests			4,000	3,000
Stockholders' equity			354,000	341,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total revenues	$65,000	$61,000	$190,000	$179,000
Net income attributable to Alexander’s	20,000	18,000	59,000	49,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of September 30, 2011, we own 18,468,969 Lexington common shares, or approximately 11.7% of Lexington’s common equity.  We account for our investment in Lexington under the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its consolidated financial statements.

Based on Lexington’s September 30, 2011 closing share price of $6.54, the fair value of our investment in Lexington was $120,787,000, or $59,472,000 in excess of the September 30, 2011 carrying amount on our consolidated balance sheet.  As of September 30, 2011, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $48,861,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized during 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2011	September 30, 2010
Assets			$3,240,000	$3,385,000
Liabilities			1,910,000	2,115,000
Noncontrolling interests			60,000	71,000
Shareholders’ equity			1,270,000	1,199,000

	For the Three Months Ended		For the Nine Months Ended
Income Statement:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total revenues	$83,000	$81,000	$252,000	$249,000
Net (loss) attributable to Lexington	(44,000)	(24,000)	(49,000)	(97,000)

LNR Property LLC (“LNR”)

As of September 30, 2011, we own a 26.2% equity interest in LNR, which we acquired in July 2010.  We account for our investment in LNR under the equity method and record our 26.2% share of LNR’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $138.5 billion as of June 30, 2011, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of September 30, 2011, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

LNR Property LLC (“LNR”) – continued

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	June 30, 2011	September 30, 2010
Assets	$139,731,000	$143,266,000
Liabilities	139,025,000	142,720,000
Noncontrolling interests	43,000	37,000
LNR equity	663,000	509,000

	For the Three Months Ended	For the Nine Months Ended
Income Statement:	June 30, 2011	June 30, 2011
Total revenues	$73,000	$156,000
Net income attributable to LNR	52,000	152,000

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

Independence Plaza

On June 17, 2011, a joint venture in which we are a 51% partner invested $55,000,000 in cash (of which we contributed $35,000,000) to acquire a face amount of $150,000,000 of mezzanine loans and a $35,000,000 participation in a senior loan on Independence Plaza, a residential complex comprised of three 39-story buildings in the Tribeca submarket of Manhattan.  We share control over major decisions with our joint venture partner.  Accordingly, we account for our 51% interest in the joint venture under the equity method of accounting from the date of acquisition.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities - continued

Investments in partially owned entities as of September 30, 2011 and December 31, 2010 and income (loss) recognized from these investments for the three and nine months ended September 30, 2011 and 2010 are as follows:

		Percentage	Balance as of
(Amounts in thousands)		Ownership as of	September 30,	December 31,
Investments:		September 30, 2011	2011	2010
Toys		32.7%	$546,258	$447,334

Alexander’s		32.4%	$190,277	$186,811
Lexington		11.7%	61,315	57,270
LNR		26.2%	156,090	132,973
India real estate ventures		4%-36.5%	101,155	127,193
Partially owned office buildings (1)		Various	452,284	181,838
Other equity method investments (2)		Various	196,205	241,587
			$1,157,326	$927,672

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Our Share of Net Income (Loss):	2011	2010	2011	2010
Toys – 32.7% share of:
Equity in net (loss) income before income taxes	$(26,773)	$(32,574)	$104,049	$93,662
Income tax benefit (expense)	15,135	27,501	(29,914)	1,914
Equity in net (loss) income	(11,638)	(5,073)	74,135	95,576
Interest and other income	2,334	2,516	6,659	6,733
	$(9,304)	$(2,557)	$80,794	$102,309

Alexander’s – 32.4% share of:
Equity in net income	$6,437	$5,612	$18,507	$14,309
Management, leasing and development fees	2,170	1,945	6,749	6,774
	8,607	7,557	25,256	21,083

Lexington – 11.7% share in 2011 and 13.8% share
in 2010 of equity in net (loss) income (3)	(617)	(2,301)	10,209	3,316

LNR – 26.2% share of equity in net income (acquired in
July 2010) (4)	13,656	-	39,913	-

India real estate ventures – 4% to 36.5% range in our
share of equity in net (loss) income	(690)	(195)	(692)	2,062

Partially owned office buildings (5)	(6,839)	86	(13,829)	1,864

Other equity method investments	(565)	(7,143)	(4,618)	(14,525)
	$13,552	$(1,996)	$56,239	$13,800
___________________________________
(1)

Includes interests in 330 Madison Avenue (25%), One Park Avenue (30.3%), 280 Park Avenue (49.5%), 825 Seventh Avenue (50%), Warner Building and 1101 17th Street (55%), Fairfax Square (20%), Rosslyn Plaza (46%) and West 57th Street properties (50%).

(2)		Includes interests in Monmouth Mall, Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

(3)		Includes net gains of $9,760 and $5,998 in the nine months ended September 30, 2011 and 2010, respectively, resulting from Lexington's stock issuances.

(4)		The nine months ended September 30, 2011 includes $6,020 for our share of net gains from asset sales and $8,977 for our share of a tax settlement gain.

(5)

The nine months ended September 30, 2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of September 30, 2011 and December 31, 2010, none of which is recourse to us.

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		September 30,	September 30,	December 31,
	Maturity	2011	2011	2010
Toys (32.7% interest) (as of July 30, 2011 and October 30, 2010, respectively):
Senior unsecured notes (Face value – $950,000)	07/17	10.75%	$929,773	$928,045
Senior unsecured notes (Face value – $725,000)	12/17	8.50%	716,325	715,577
$700 million secured term loan facility	09/16	6.00%	685,595	689,757
Senior U.K. real estate facility	04/13	5.02%	573,207	561,559
$400 million secured term loan facility	05/18	5.25%	396,082	-
7.875% senior notes (Face value – $400,000)	04/13	9.50%	390,135	386,167
7.375% senior secured notes (Face value – $350,000)	09/16	7.38%	358,147	350,000
7.375% senior notes (Face value – $400,000)	10/18	9.99%	347,238	343,528
Japan bank loans	03/12-02/16	1.85%-2.85%	194,376	180,500
Spanish real estate facility	02/13	4.51%	183,857	179,511
$1.85 billion credit facility	08/15	2.91%	173,000	519,810
Japan borrowings	06/12-06/13	0.98%	108,149	141,360
Junior U.K. real estate facility	04/13	6.81%-7.84%	99,850	98,266
French real estate facility	02/13	4.51%	88,696	86,599
European and Australian asset-based revolving credit facility	03/16	2.89%	32,852	25,767
8.750% debentures (Face value – $21,600)	09/21	9.17%	21,080	21,054
7.625% bonds (Face value – $500,000)	n/a	n/a	-	495,943
Other	Various	Various	170,806	156,853
			$5,469,168	$5,880,296

Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable, collateralized by
the office space	02/14	5.33%	$342,928	$351,751
731 Lexington Avenue mortgage note payable, collateralized by
the retail space	07/15	4.93%	320,000	320,000
Rego Park construction loan payable	12/11	1.42%	277,200	277,200
Kings Plaza Regional Shopping Center mortgage note payable (1)	06/16	2.04%	250,000	151,214
Rego Park mortgage note payable	03/12	0.75%	78,246	78,246
Paramus mortgage note payable(2)	10/11	5.92%	68,000	68,000
			$1,336,374	$1,246,411

Lexington (11.7% interest) (as of June 30, 2011 and
September 30, 2010, respectively):
Mortgage loans collateralized by Lexington’s real estate	2011-2037	5.80%	$1,728,515	$1,927,729

LNR (26.2% interest) (as of June 30, 2011 and
September 30, 2010):
Mortgage notes payable	2011-2043	4.75%	$331,411	$508,547
Liabilities of consolidated CMBS and CDO trusts	n/a	5.30%	138,541,030	142,001,333
			$138,872,441	$142,509,880

(1)	On June 10, 2011, Alexander's completed a $250,000 refinancing of this loan. The five-year interest only loan is at LIBOR plus 1.70%.
(2)	On October 5, 2011, this loan, which was scheduled to mature in October 2011, was refinanced for the same amount. The new seven-year interest only loan has a fixed rate of 2.90%.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.    Investments in Partially Owned Entities - continued

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		September 30,	September 30,	December 31,
	Maturity	2011	2011	2010
Partially owned office buildings:
280 Park Avenue (49.5% interest) mortgage notes payable
(Face value - $740,000 at 6.37%)	06/16	3.93%	$818,564	$ n/a
One Park Avenue (30.3% interest) mortgage note payable	03/16	5.00%	250,000	n/a
Warner Building (55% interest) mortgage note payable	05/16	6.26%	292,700	292,700
330 Madison Avenue (25% interest) mortgage note payable	06/15	1.77%	150,000	150,000
Kaempfer Properties (2.5% and 5.0% interests in two partnerships)
mortgage notes payable, collateralized by the partnerships’ real estate	11/11-12/11	5.86%	137,460	139,337
Fairfax Square (20% interest) mortgage note payable	12/14	7.00%	71,176	71,764
Rosslyn Plaza (46% interest) mortgage note payable	12/11	1.22%	56,680	56,680
330 West 34th Street (34.8% interest) mortgage note payable,
collateralized by land	07/22	5.71%	50,150	50,150
West 57th Street (50% interest) mortgage note payable	02/14	4.94%	22,060	22,922
825 Seventh Avenue (50% interest) mortgage note payable	10/14	8.07%	20,205	20,565

India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25% interest) mortgage notes
payable, collateralized by the entity’s real estate	2011-2022	11.81%	238,957	196,319

Other:
Verde Realty Operating Partnership (8.3% interest) mortgage notes
payable, collateralized by the partnerships’ real estate	2013-2025	6.18%	353,346	581,086
Green Courte Real Estate Partners, LLC (8.3% interest) (as of
June 30, 2011 and September 30, 2010), mortgage notes
payable, collateralized by the partnerships’ real estate	2011-2018	5.57%	294,292	296,991
Monmouth Mall (50% interest) mortgage note payable	02/14-09/15	5.35%	171,755	164,474
Wells/Kinzie Garage (50% interest) mortgage note payable	12/17	5.00%	14,856	15,022
Orleans Hubbard Garage (50% interest) mortgage note payable	12/17	5.00%	9,403	9,508
Waterfront Station (2.5% interest)	n/a	n/a	-	217,106
Other	Various	4.61%	663,162	418,339

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $39,802,179,000 and $40,443,346,000 as of September 30, 2011 and December 31, 2010, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt is $3,540,451,000 and $3,275,917,000 at September 30, 2011 and December 31, 2010, respectively.

7.    Mezzanine Loans Receivable

On March 2, 2011, we sold our mezzanine loan in the Tharaldson Lodging Companies for $70,848,000 in cash, which had a carrying amount of $60,416,000 and recognized a net gain of $10,474,000.  The gain is included as a component of “interest and other investment income, net” on our consolidated statement of income.

In the first quarter of 2011, we recognized $72,270,000 of income, representing the difference between the fair value of our 280 Park Avenue Mezzanine Loan of $73,750,000, and its carrying amount of $1,480,000.  The $72,270,000 of income, which is included in “interest and other investment income, net” on our consolidated statement of income, is comprised of $63,145,000 from the reversal of the loan loss reserve and $9,125,000 of previously unrecognized interest income.  Our decision to reverse the loan loss reserve was based on the increase in value of the underlying collateral.  On March 16, 2011, we contributed this mezzanine loan to a 50/50 joint venture with SL Green (see Note 6 – Investments in Partially Owned Entities).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Mezzanine Loans Receivable - continued

As of September 30, 2011 and December 31, 2010, the carrying amount of mezzanine loans receivable was $156,365,000 and $202,412,000, respectively, net of allowances of $0 and $73,216,000, respectively.  These loans have a weighted average interest rate of 5.57% and maturities ranging from November 2011 to August 2015.

8.    Discontinued Operations

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

During 2011, we sold 1140 Connecticut Avenue and 1227 25th Street for $127,000,000 in cash, which resulted in a $45,862,000 net gain, and three retail properties in separate transactions for an aggregate of $40,990,000 in cash, which resulted in net gains aggregating $5,761,000.

In the third quarter of 2011, we reclassified the assets and liabilities and the combined results of operations of 350 West Mart Center, a 1.2 million square feet office building in Chicago, Illinois which is a part of our Merchandise Mart Properties segment and four retail properties, as “discontinued operations.”

The tables below set forth the assets and liabilities related to discontinued operations at September 30, 2011 and December 31, 2010, and their combined results of operations for the three and nine months ended September 30, 2011 and 2010.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
350 West Mart Center	$170,333	$162,984	$1,128	$-
Retail properties	83,019	121,837	7,826	11,730
High Point	-	154,563	-	236,974
1227 25th Street	-	43,630	-	-
1140 Connecticut Avenue	-	36,271	-	18,948
Total	$253,352	$519,285	$8,954	$267,652

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Total revenues	$9,744	$20,163	$36,486	$61,883
Total expenses	6,061	18,830	25,723	58,508
	3,683	1,333	10,763	3,375
Net gain on extinguishment of High Point debt	-	-	83,907	-
Net gain on sale of 1140 Connecticut Avenue
and 1227 25th Street	-	-	45,862	-
Net gain on sales of other real estate	-	-	5,761	-
Litigation loss accrual and impairment loss	-	(5,000)	-	(15,056)
Income (loss) from discontinued operations	$3,683	$(3,667)	$146,293	$(11,681)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2011 and December 31, 2010.

	Balance as of
	September 30,	December 31,
(Amounts in thousands)	2011	2010
Identified intangible assets:
Gross amount	$690,996	$681,270
Accumulated amortization	(356,118)	(335,113)
Net	$334,878	$346,157
Identified intangible liabilities (included in deferred credit):
Gross amount	$861,696	$856,689
Accumulated amortization	(380,198)	(335,317)
Net	$481,498	$521,372

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $16,100,000 and $16,756,000 for the three months ended September 30, 2011 and 2010, respectively, and $49,387,000 and $48,476,000 for the nine months ended September 30, 2011 and 2010, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$51,092
2013	43,174
2014	37,419
2015	34,673
2016	31,281

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $16,059,000 and $15,032,000 for the three months ended September 30, 2011 and 2010, respectively, and $43,782,000 and $45,317,000 for the nine months ended September 30, 2011 and 2010, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$47,168
2013	39,703
2014	21,398
2015	16,471
2016	13,924

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $344,000 and $539,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,033,000 and $1,618,000 for the nine months ended September 30, 2011 and 2010, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$1,377
2013	1,377
2014	1,377
2015	1,377
2016	1,377

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		September 30,	September 30,	December 31,
Notes and mortgages payable:	Maturity (1)	2011	2011	2010
Fixed rate:
New York Office:
350 Park Avenue	01/12	5.48%	$430,000	$430,000
Two Penn Plaza (2)	03/18	5.13%	425,000	277,347
1290 Avenue of the Americas	01/13	5.97%	415,934	424,136
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
909 Third Avenue	04/15	5.64%	204,203	207,045
Eleven Penn Plaza	12/11	5.20%	196,253	199,320

Washington, DC Office:
Skyline Place	02/17	5.74%	678,000	678,000
River House Apartments	04/15	5.43%	195,546	195,546
2121 Crystal Drive (3)	03/23	5.51%	150,000	-
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	109,067	110,931
West End 25 (4)	06/21	4.88%	101,671	-
Universal Buildings	04/14	6.42%	99,456	103,049
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	80,711	81,362
1550 and 1750 Crystal Drive	11/14	7.08%	77,292	79,411
220 20th Street (5)	02/18	4.61%	75,323	-
1235 Clark Street	07/12	6.75%	51,569	52,314
2231 Crystal Drive	08/13	7.08%	44,422	46,358
1750 Pennsylvania Avenue	06/12	7.26%	44,538	45,132
1225 Clark Street	08/13	7.08%	26,571	27,616
1800, 1851 and 1901 South Bell Street	12/11	6.91%	2,610	10,099

Retail:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.20%	588,377	597,138
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	88,383	90,227
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
North Bergen (Tonnelle Avenue) (6)	01/18	4.59%	75,000	-
Las Catalinas Mall	11/13	6.97%	56,488	57,737
510 5th Avenue	01/16	5.60%	31,850	32,189
Other	03/12-05/36	5.12%-7.30%	95,962	97,054

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
Boston Design Center	09/15	5.02%	67,655	68,538
Washington Design Center	n/a	n/a	-	43,447

Other:
555 California Street (7)	09/21	5.10%	600,000	640,911
Borgata Land (8)	02/21	5.14%	60,000	-
Industrial Warehouses	n/a	n/a	-	24,358
Total fixed rate notes and mortgages payable		5.52%	$6,701,457	$6,248,841
___________________
See notes on page 22.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	September 30,	September 30,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2011	2011	2010
Variable rate:
New York Office:
Manhattan Mall	02/12	L+55	0.78%	$232,000	$232,000
866 UN Plaza (9)	05/16	L+125 (9)	1.52%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.45%	150,000	150,000
River House Apartments	04/18	n/a (10)	1.53%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	0.98%	54,833	59,278
1730 M and 1150 17th Street	06/14	L+140	1.72%	43,581	43,581
West End 25 (4)	n/a	n/a	n/a	-	95,220
220 20th Street (5)	n/a	n/a	n/a	-	83,573
Retail:
Green Acres Mall	02/13	L+140	1.73%	325,045	335,000
Bergen Town Center	03/13	L+150	1.76%	279,044	279,044
San Jose Strip Center	03/13	L+400	4.25%	113,641	120,863
Beverly Connection (11)	10/11	L+350 (11)	5.00%	100,000	100,000
4 Union Square South	04/14	L+325	3.52%	75,000	75,000
Cross-collateralized mortgages on 40 strip
shopping centers (12)	09/20	L+136 (12)	2.36%	60,000	60,000
435 Seventh Avenue (13)	08/14	L+300 (13)	5.00%	51,479	51,844
Other	11/12	L+375	3.97%	20,983	21,862
Other:
220 Central Park South(14)	10/11	L+235–L+245 (14)	2.61%	123,750	123,750
Other	11/11	L+250	2.75%	22,400	66,267
Total variable rate notes and mortgages payable			2.19%	1,760,734	2,006,260
Total notes and mortgages payable			4.83%	$8,462,191	$8,255,101

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,421	$499,296
Senior unsecured notes due 2039 (15)	10/39		7.88%	460,000	460,000
Floating rate senior unsecured notes due 2011	n/a		n/a	-	23,250
Senior unsecured notes due 2011	n/a		n/a	-	100,382
Total senior unsecured notes			5.99%	$959,421	$1,082,928

3.88% exchangeable senior debentures due 2025
(see page 23)	04/12		5.32%	$496,139	$491,000

Convertible senior debentures: (see page 23)
3.63% due 2026	11/11		5.32%	$178,696	$176,499
2.85% due 2027	04/12		5.45%	10,103	9,914
Total convertible senior debentures (16)			5.33%	$188,799	$186,413

Unsecured revolving credit facilities:
$1.595 billion unsecured revolving credit facility (17)	09/12	L+55	0.75%	$300,000	$669,000
$1.25 billion unsecured revolving credit facility
($22,085 reserved for outstanding letters of credit) (18)	06/16	L+135	-	-	205,000
Total unsecured revolving credit facilities			0.75%	$300,000	$874,000
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

(6)

On January 10, 2011, we completed a $75,000 financing of this property. The seven-year fixed rate loan bears interest at 4.59% and amortizes based on a 25-year schedule beginning in the sixth year. This property was previously unencumbered.

(7)	On September 1, 2011, we completed a $600,000 refinancing of this property. The 10-year fixed rate loan bears interest at 5.10% and amortizes based on a 30-year schedule beginning in the fourth year.

(8)	In January 2011, we completed a $60,000 financing of this property. The 10-year fixed rate loan bears interest at 5.14% and amortizes based on a 30-year schedule beginning in the third year.

(9)	On May 10, 2011, we refinanced this loan for the same amount. The five-year interest only loan is at LIBOR plus 1.25%.

(10)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(11)	In October 2011, this loan was refinanced in the same amount for one year, with two one-year extension options. The interest rate on the new loan is at LIBOR plus 4.25% with a LIBOR floor of 0.50%.

(12)	This loan has a LIBOR floor of 1.00%.

(13)	This loan has a LIBOR floor of 2.00%.

(14)	In October 2011, we extended the maturity date of this loan to October 2012, with a provision for a one-year extension option.

(15)	These notes may be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.
(16)

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

(17)

We are in the process of renewing this facility and expect to enter into a new $1,250,000 facility that has a four-year term, with a one-year extension option and bears interest on drawn amounts at LIBOR plus 1.25% and has a .25% facility fee (drawn or undrawn), based on our credit ratings.

(18)

On June 8, 2011, we renewed this facility and increased it to $1,250,000 from $1,000,000. The renewed facility matures in four years, has a one-year extension option and bears interest on drawn amounts at LIBOR plus 1.35%  and has a .30% facility fee (drawn or undrawn), based on our credit ratings.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Debt – continued

       Pursuant to the provisions of Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible and exchangeable senior debentures.

	2.85% Convertible		3.63% Convertible		3.88% Exchangeable
(Amounts in thousands, except per share amounts)	Senior Debentures due 2027		Senior Debentures due 2026		Senior Debentures due 2025
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Balance Sheet:	2011	2010	2011	2010	2011	2010
Principal amount of debt component	$10,233	$10,233	$179,052	$179,052	$499,982	$499,982
Unamortized discount	(130)	(319)	(356)	(2,553)	(3,843)	(8,982)
Carrying amount of debt component	$10,103	$9,914	$178,696	$176,499	$496,139	$491,000
Carrying amount of equity component	$956	$956	$9,604	$9,604	$32,301	$32,301
Effective interest rate	5.45%	5.45%	5.32%	5.32%	5.32%	5.32%
Maturity date (period through which
discount is being amortized)	4/1/12		11/15/11		4/15/12
Conversion price per share, as adjusted	$157.18		$148.46		$87.17
Number of shares on which the
aggregate consideration to be
delivered upon conversion is
determined	- (1)		- (1)		5,736
__________________

(1)

Our convertible senior debentures require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the September 30, 2011 closing share price of our common shares and the conversion prices in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date. The number of common shares on which the aggregate consideration that would be delivered upon conversion is 65 and 1,206 common shares, respectively.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Income Statement:	2011	2010	2011	2010
2.85% Convertible Senior Debentures due 2027:
Coupon interest	$74	$160	$219	$480
Discount amortization – original issue	11	23	33	69
Discount amortization – ASC 470-20 implementation	52	110	156	325
	$137	$293	$408	$874

3.63% Convertible Senior Debentures due 2026:
Coupon interest	$1,623	$3,523	$4,868	$11,328
Discount amortization – original issue	202	417	598	1,320
Discount amortization – ASC 470-20 implementation	540	1,117	1,599	3,533
	$2,365	$5,057	$7,065	$16,181

3.88% Exchangeable Senior Debentures due 2025:
Coupon interest	$4,843	$4,844	$14,531	$14,532
Discount amortization – original issue	410	389	1,213	1,151
Discount amortization – ASC 470-20 implementation	1,326	1,258	3,926	3,724
	$6,579	$6,491	$19,670	$19,407

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets represent Operating Partnership units held by third parties and are comprised of Class A units and Series D-10, D-14, D-15 and D-16 (collectively, “Series D”) cumulative redeemable preferred units.  Redeemable noncontrolling interests on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2009	$1,251,628
Net income	33,487
Distributions	(40,702)
Conversion of Class A units into common shares, at redemption value	(62,606)
Adjustments to carry redeemable Class A units at redemption value	232,099
Redemption of Series D-12 redeemable units	(13,000)
Other, net	16,316
Balance at September 30, 2010	$1,417,222

Balance at December 31, 2010	$1,327,974
Net income	47,364
Distributions	(38,393)
Conversion of Class A units into common shares, at redemption value	(38,220)
Adjustments to carry redeemable Class A units at redemption value	(114,628)
Redemption of Series D-11 redeemable units	(28,000)
Other, net	4,623
Balance at September 30, 2011	$1,160,720

As of September 30, 2011 and December 31, 2010, the aggregate redemption value of redeemable Class A units was $934,720,000 and $1,066,974,000, respectively.

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,052,000 and $55,097,000 as of September 30, 2011 and December 31, 2010, respectively.

In 2011, we redeemed 1,400,000 Series D-11 cumulative redeemable preferred units with a par value of $25.00 per unit, for an aggregate of $28,000,000 in cash.  In 2010, we redeemed 800,000 Series D-12 cumulative redeemable preferred units with a par value of $25.00 per unit, for an aggregate of $13,000,000 in cash.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.  Shareholders’ Equity

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  On May 5, 2011 and August 5, 2011, we sold an additional 800,000 and 1,000,000 shares, respectively, at a price of $25.00 per share.  We retained aggregate net proceeds of $239,037,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 9,850,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).  Dividends on the Series J Preferred Shares are cumulative and payable quarterly in arrears.  The Series J Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we, at our option, may redeem the Series J Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series J Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable equity securities, (iii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iv) Real Estate Fund investments, and (v)  mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of financial assets and liabilities by the levels in the fair value hierarchy at September 30, 2011 and December 31, 2010, respectively.

	As of September 30, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$631,361	$631,361	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	261,417	-	-	261,417
Deferred compensation plan assets (included in other assets)	94,623	40,736	-	53,887
Total assets	$987,401	$672,097	$-	$315,304

Mandatorily redeemable instruments (included in other liabilities)	$55,052	$55,052	$-	$-

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$766,116	$766,116	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	144,423	-	-	144,423
Deferred compensation plan assets (included in other assets)	91,549	43,699	-	47,850
Derivative positions in marketable equity securities
(included in other assets)	17,616	-	17,616	-
Total assets	$1,019,704	$809,815	$17,616	$192,273

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value - continued

The tables below summarize the changes in the fair value of the Level 3 assets above, by category, for the three and nine months ended September 30, 2011 and 2010.

Real Estate Fund Investments:	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Beginning balance	$255,795	$-	$144,423	$-
Purchases	-	42,500	123,047	42,500
Sales	-	-	(12,831)	-
Realized and unrealized gains	5,639	-	22,294	-
Other, net	(17)	-	(15,516)	-
Ending balance	$261,417	$42,500	$261,417	$42,500

Deferred Compensation Plan Assets:	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Amounts in thousands)	2011	2010	2011	2010
Beginning balance	$53,724	$43,598	$47,850	$39,589
Purchases	3,155	9,802	22,259	16,144
Sales	(1,044)	(7,850)	(18,538)	(11,430)
Realized and unrealized (losses) gains	(2,051)	487	2,166	1,637
Other, net	103	-	150	97
Ending balance	$53,887	$46,037	$53,887	$46,037

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$156,365	$150,226	$202,412	$197,581
Debt:
Notes and mortgages payable	$8,462,191	$8,576,512	$8,255,101	$8,446,791
Senior unsecured notes	959,421	1,011,602	1,082,928	1,119,512
Exchangeable senior debentures	496,139	514,981	491,000	554,355
Convertible senior debentures	188,799	189,816	186,413	191,510
Revolving credit facility debt	300,000	300,000	874,000	874,000
	$10,406,550	$10,592,911	$10,889,442	$11,186,168

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.    Stock-based Compensation

Our Share Option Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan rewards to certain of our employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense for the three months ended September 30, 2011 and 2010 consists of stock option awards, restricted stock awards, Operating Partnership unit awards and out-performance plan awards.  Stock-based compensation expense was $7,320,000 and $11,210,000 in the three months ended September 30, 2011 and 2010, respectively, and $21,384,000 and $26,167,000 in the nine months ended September 30, 2011 and 2010, respectively.

15.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Tenant cleaning fees	$15,647	$13,613	$46,479	$40,733
Management and leasing fees	4,361	3,555	15,456	16,075
Lease termination fees	4,803	2,301	12,478	10,112
Other income	12,195	12,797	37,826	37,918
	$37,006	$32,266	$112,239	$104,838

          Fee and other income above includes management fee income from Interstate Properties, a related party, of $195,000 and $192,000 for the three months ended September 30, 2011 and 2010, respectively, and $586,000 and $584,000 for the nine months ended September 30, 2011 and 2010, respectively.  The above table excludes management fee income from partially owned entities which is included in income from partially owned entities (see Note 6 – Investments in Partially Owned Entities).

16.     Interest and Other Investment (Loss) Income, Net

          The following table sets forth the details of our interest and other investment income:

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Mezzanine loans loss reversal (accrual) and net gain on disposition	$-	$-	$82,744	$(6,900)
Dividends and interest on marketable securities	7,605	6,445	22,941	21,068
Interest on mezzanine loans	3,442	2,620	9,169	7,660
Mark-to-market of investments in our deferred compensation plan (1)	(5,243)	3,907	1,502	5,684
(Loss) income from the mark-to-market of J.C. Penney derivative position	(37,537)	32,249	(27,136)	32,249
Other, net	1,739	1,875	5,901	5,915
	$(29,994)	$47,096	$95,121	$65,676
__________________________

(1)	This (loss) income is entirely offset by the revenue/expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

17.    Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options, restricted stock and exchangeable senior debentures.

	For the Three Months		For the Nine Months
(Amounts in thousands, except per share amounts)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations, net of income
attributable to noncontrolling interests	$50,314	$107,919	$437,576	$402,591
Income (loss) from discontinued operations, net of income
attributable to noncontrolling interests	3,448	(3,667)	137,430	(11,681)
Net income attributable to Vornado	53,762	104,252	575,006	390,910
Preferred share dividends	(17,627)	(13,442)	(47,743)	(41,975)
Discount on preferred share and unit redemptions	5,000	4,382	5,000	4,382
Net income attributable to common shareholders	41,135	95,192	532,263	353,317
Earnings allocated to unvested participating securities	(48)	(29)	(199)	(79)
Numerator for basic income per share	41,087	95,163	532,064	353,238
Impact of assumed conversions:
Convertible preferred share dividends	-	-	94	121
Numerator for diluted income per share	$41,087	$95,163	$532,158	$353,359

Denominator:
Denominator for basic income per share –
weighted average shares	184,398	182,462	184,220	182,014
Effect of dilutive securities (1):
Employee stock options and restricted share awards	1,667	1,706	1,764	1,741
Convertible preferred shares	-	-	55	71
Denominator for diluted income per share –
weighted average shares and assumed conversions	186,065	184,168	186,039	183,826

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.20	$0.54	$2.14	$2.00
Income (loss) from discontinued operations, net	0.02	(0.02)	0.75	(0.06)
Net income per common share	$0.22	$0.52	$2.89	$1.94

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.20	$0.54	$2.12	$1.98
Income (loss) from discontinued operations, net	0.02	(0.02)	0.74	(0.06)
Net income per common share	$0.22	$0.52	$2.86	$1.92

(1)

The effect of dilutive securities above excludes anti-dilutive weighted average common share equivalents of 18,857 and 19,837 in the three months ended September 30, 2011 and 2010, respectively, and 18,687 and 19,843 in the nine months ended September 30, 2011 and 2010, respectively.

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

We account for these agreements using criteria set forth in ASC 605-25, Multiple-Element Arrangements, as our subsidiaries are providing development, marketing, leasing, and other property management related services over the 17-year term.  We recognize development fees using the percentage of completion method of accounting.  In the three and nine months ended September 30, 2011, we recognized $35,135,000 and $108,203,000 of revenue, respectively, which is offset by development costs expensed of $33,419,000 and $101,637,000, respectively.

19.    Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

19.    Commitments and Contingencies – continued

          Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2011, the aggregate dollar amount of these guarantees and master leases is approximately $151,959,000.

At September 30, 2011, $22,085,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.  In addition, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $264,000,000.

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  As of September 30, 2011, we have a $40,733,000 receivable from Stop & Shop, of which $23,105,000 has been reserved.  We believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $40,733,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information

        Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and nine months ended September 30, 2011 and 2010.

(Amounts in thousands)	For the Three Months Ended September 30, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$530,086	$196,123	$133,156	$105,788	$46,278	$-	$48,741
Straight-line rent adjustments	14,963	3,998	6,673	4,696	(1,006)	-	602
Amortization of acquired below-
market leases, net	16,100	8,153	547	6,268	21	-	1,111
Total rentals	561,149	208,274	140,376	116,752	45,293	-	50,454
Tenant expense reimbursements	94,053	43,025	9,328	36,297	2,972	-	2,431
Cleveland Medical Mart development
project	35,135	-	-	-	35,135	-	-
Fee and other income:
Tenant cleaning fees	15,647	24,047	-	-	-	-	(8,400)
Management and leasing fees	4,361	1,653	2,670	541	45	-	(548)
Lease termination fees	4,803	3,540	1,002	261	-	-	-
Other	12,195	5,212	5,232	1,155	988	-	(392)
Total revenues	727,343	285,751	158,608	155,006	84,433	-	43,545
Operating expenses	285,659	129,472	51,791	57,412	30,803	-	16,181
Depreciation and amortization	134,074	47,038	33,885	30,080	10,372	-	12,699
General and administrative	46,452	4,461	6,505	6,721	9,534	-	19,231
Cleveland Medical Mart development
project	33,419	-	-	-	33,419	-	-
Tenant buy-outs and other acquisition
related costs	2,288	-	-	1,593	-	-	695
Total expenses	501,892	180,971	92,181	95,806	84,128	-	48,806
Operating income (loss)	225,451	104,780	66,427	59,200	305	-	(5,261)
(Loss) applicable to Toys	(9,304)	-	-	-	-	(9,304)	-
Income (loss) from partially owned
entities	13,552	(5,136)	(1,356)	889	38	-	19,117
Income from Real Estate Fund	5,353	-	-	-	-	-	5,353
Interest and other investment
(loss) income, net	(29,994)	146	39	3	17	-	(30,199)
Interest and debt expense	(136,672)	(35,395)	(30,256)	(23,176)	(9,365)	-	(38,480)
Net gain on disposition of wholly
owned and partially owned assets	1,298	-	-	-	-	-	1,298
Income (loss) before income taxes	69,684	64,395	34,854	36,916	(9,005)	(9,304)	(48,172)
Income tax expense	(7,144)	(678)	(960)	-	(890)	-	(4,616)
Income (loss) from continuing
operations	62,540	63,717	33,894	36,916	(9,895)	(9,304)	(52,788)
Income from discontinued
operations	3,683	165	-	818	2,700	-	-
Net income (loss)	66,223	63,882	33,894	37,734	(7,195)	(9,304)	(52,788)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(5,636)	(2,219)	-	110	-	-	(3,527)
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(6,825)	-	-	-	-	-	(6,825)
Net income (loss) attributable to
Vornado	53,762	61,663	33,894	37,844	(7,195)	(9,304)	(63,140)
Interest and debt expense(2)	197,864	39,526	33,703	24,368	9,523	38,018	52,726
Depreciation and amortization(2)	193,394	53,936	38,085	30,946	12,230	34,293	23,904
Income tax (benefit) expense(2)	(7,350)	736	925	-	890	(15,135)	5,234
EBITDA(1)	$437,670	$155,861	$106,607	$93,158	$15,448	$47,872	$18,724

See notes on page 35.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended September 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$526,776	$194,815	$146,439	$97,625	$42,774	$-	$45,123
Straight-line rent adjustments	15,986	7,573	347	7,441	(457)	-	1,082
Amortization of acquired below-
market leases, net	16,756	8,936	594	5,820	15	-	1,391
Total rentals	559,518	211,324	147,380	110,886	42,332	-	47,596
Tenant expense reimbursements	95,341	40,387	15,129	35,688	2,784	-	1,353
Fee and other income:
Tenant cleaning fees	13,613	21,721	-	-	-	-	(8,108)
Management and leasing fees	3,555	1,428	2,772	214	(2)	-	(857)
Lease termination fees	2,301	1,220	728	346	7	-	-
Other	12,797	5,505	5,554	1,016	800	-	(78)
Total revenues	687,125	281,585	171,563	148,150	45,921	-	39,906
Operating expenses	275,077	124,152	58,327	52,309	26,391	-	13,898
Depreciation and amortization	130,599	44,131	36,764	26,329	9,853	-	13,522
General and administrative	55,200	4,504	5,984	8,843	6,010	-	29,859
Tenant buy-outs and other acquisition
related costs	921	-	-	-	-	-	921
Total expenses	461,797	172,787	101,075	87,481	42,254	-	58,200
Operating income (loss)	225,328	108,798	70,488	60,669	3,667	-	(18,294)
(Loss) applicable to Toys	(2,557)	-	-	-	-	(2,557)	-
(Loss) income from partially owned
entities	(1,996)	1,705	(1,095)	833	8	-	(3,447)
(Loss) from Real Estate Fund	(1,410)	-	-	-	-	-	(1,410)
Interest and other investment
income (loss), net	47,096	139	81	(46)	11	-	46,911
Interest and debt expense	(145,561)	(33,293)	(33,367)	(24,199)	(9,556)	-	(45,146)
Net (loss) on extinguishment
of debt	(724)	-	-	-	-	-	(724)
Net gain on disposition of wholly
owned and partially owned assets	5,072	-	-	-	-	-	5,072
Income (loss) before income taxes	125,248	77,349	36,107	37,257	(5,870)	(2,557)	(17,038)
Income tax (expense) benefit	(5,449)	(861)	(1,001)	(2)	714	-	(4,299)
Income (loss) from continuing
operations	119,799	76,488	35,106	37,255	(5,156)	(2,557)	(21,337)
(Loss) income from discontinued
operations	(3,667)	30	1,410	(3,642)	(1,465)	-	-
Net income (loss)	116,132	76,518	36,516	33,613	(6,621)	(2,557)	(21,337)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(296)	(2,442)	-	397	-	-	1,749
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(11,584)	-	-	-	-	-	(11,584)
Net income (loss) attributable to
Vornado	104,252	74,076	36,516	34,010	(6,621)	(2,557)	(31,172)
Interest and debt expense(2)	208,294	31,817	34,241	26,395	15,883	40,558	59,400
Depreciation and amortization(2)	179,148	42,531	41,394	28,024	12,782	30,079	24,338
Income tax (benefit) expense(2)	(23,013)	861	1,054	2	(714)	(27,501)	3,285
EBITDA(1)	$468,681	$149,285	$113,205	$88,431	$21,330	$40,579	$55,851

See notes on page 35.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,604,451	$586,797	$413,810	$316,729	$154,485	$-	$132,630
Straight-line rent adjustments	34,713	15,777	5,962	12,556	(2,059)	-	2,477
Amortization of acquired below-
market leases, net	49,387	24,549	1,525	19,899	55	-	3,359
Total rentals	1,688,551	627,123	421,297	349,184	152,481	-	138,466
Tenant expense reimbursements	264,857	108,267	27,561	111,519	9,121	-	8,389
Cleveland Medical Mart development
project	108,203	-	-	-	108,203	-	-
Fee and other income:
Tenant cleaning fees	46,479	71,156	-	-	-	-	(24,677)
Management and leasing fees	15,456	5,260	9,629	2,439	348	-	(2,220)
Lease termination fees	12,478	9,176	3,013	289	-	-	-
Other	37,826	15,078	15,894	4,241	2,832	-	(219)
Total revenues	2,173,850	836,060	477,394	467,672	272,985	-	119,739
Operating expenses	841,266	367,291	150,375	173,623	99,266	-	50,711
Depreciation and amortization	393,846	138,837	101,634	85,653	29,113	-	38,609
General and administrative	155,566	14,389	19,504	22,034	23,855	-	75,784
Cleveland Medical Mart development
project	101,637	-	-	-	101,637	-	-
Tenant buy-outs and other acquisition
related costs	22,455	-	-	16,593	3,040	-	2,822
Total expenses	1,514,770	520,517	271,513	297,903	256,911	-	167,926
Operating income (loss)	659,080	315,543	205,881	169,769	16,074	-	(48,187)
Income applicable to Toys	80,794	-	-	-	-	80,794	-
Income (loss) from partially owned
entities	56,239	(4,893)	(6,038)	2,131	292	-	64,747
Income from Real Estate Fund	25,491	-	-	-	-	-	25,491
Interest and other investment
income, net	95,121	466	119	5	35	-	94,496
Interest and debt expense	(408,532)	(103,514)	(89,911)	(69,482)	(28,140)	-	(117,485)
Net gain on disposition of wholly
owned and partially owned assets	7,975	-	-	-	-	-	7,975
Income (loss) before income taxes	516,168	207,602	110,051	102,423	(11,739)	80,794	27,037
Income tax expense	(19,448)	(1,637)	(2,267)	(5)	(2,211)	-	(13,328)
Income (loss) from continuing
operations	496,720	205,965	107,784	102,418	(13,950)	80,794	13,709
Income from discontinued operations	146,293	398	46,466	9,217	90,212	-	-
Net income	643,013	206,363	154,250	111,635	76,262	80,794	13,709
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(20,643)	(6,815)	-	196	-	-	(14,024)
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(47,364)	-	-	-	-	-	(47,364)
Net income (loss) attributable to
Vornado	575,006	199,548	154,250	111,831	76,262	80,794	(47,679)
Interest and debt expense(2)	599,668	108,473	100,017	73,000	32,025	121,546	164,607
Depreciation and amortization(2)	561,738	146,650	118,290	88,322	34,632	101,862	71,982
Income tax expense(2)	42,135	1,695	2,380	5	2,211	29,914	5,930
EBITDA(1)	$1,778,547	$456,366	$374,937	$273,158	$145,130	$334,116	$194,840

See notes on page 35.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

20.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,560,473	$582,090	$426,217	$284,808	$145,206	$-	$122,152
Straight-line rent adjustments	53,018	22,642	5,519	21,699	628	-	2,530
Amortization of acquired below-
market leases, net	48,476	27,312	1,836	14,897	(91)	-	4,522
Total rentals	1,661,967	632,044	433,572	321,404	145,743	-	129,204
Tenant expense reimbursements	271,040	105,968	42,592	107,799	8,876	-	5,805
Fee and other income:
Tenant cleaning fees	40,733	62,778	-	-	-	-	(22,045)
Management and leasing fees	16,075	4,278	13,252	759	31	-	(2,245)
Lease termination fees	10,112	4,245	1,256	4,182	429	-	-
Other	37,918	14,428	16,452	2,284	3,471	-	1,283
Total revenues	2,037,845	823,741	507,124	436,428	158,550	-	112,002
Operating expenses	802,927	349,934	163,097	159,131	85,915	-	44,850
Depreciation and amortization	393,259	131,911	108,994	80,550	30,111	-	41,693
General and administrative	153,231	13,824	18,079	22,591	20,252	-	78,485
Tenant buy-outs and other acquisition
related costs	2,851	-	-	-	-	-	2,851
Total expenses	1,352,268	495,669	290,170	262,272	136,278	-	167,879
Operating income (loss)	685,577	328,072	216,954	174,156	22,272	-	(55,877)
Income applicable to Toys	102,309	-	-	-	-	102,309	-
Income (loss) from partially owned
entities	13,800	4,345	(1,099)	3,353	239	-	6,962
(Loss) from Real Estate Fund	(1,410)	-	-	-	-	-	(1,410)
Interest and other investment
income, net	65,676	466	130	143	35	-	64,902
Interest and debt expense	(423,354)	(99,026)	(101,592)	(62,047)	(28,383)	-	(132,306)
Net (loss) on extinguishment
of debt	(1,796)	-	-	-	-	-	(1,796)
Net gain on disposition of wholly
owned and partially owned assets	12,759	-	-	-	765	-	11,994
Income (loss) before income taxes	453,561	233,857	114,393	115,605	(5,072)	102,309	(107,531)
Income tax (expense) benefit	(15,993)	(1,670)	(1,092)	(37)	118	-	(13,312)
Income (loss) from continuing
operations	437,568	232,187	113,301	115,568	(4,954)	102,309	(120,843)
(Loss) income from discontinued operations	(11,681)	106	(5,776)	(1,539)	(4,472)	-	-
Net income (loss)	425,887	232,293	107,525	114,029	(9,426)	102,309	(120,843)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,490)	(7,290)	-	895	-	-	4,905
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(33,487)	-	-	-	-	-	(33,487)
Net income (loss) attributable to
Vornado	390,910	225,003	107,525	114,924	(9,426)	102,309	(149,425)
Interest and debt expense(2)	611,993	94,404	104,355	68,275	45,370	123,791	175,798
Depreciation and amortization(2)	549,400	127,341	120,929	85,335	39,049	99,850	76,896
Income tax expense (benefit)(2)	13,553	1,670	1,161	37	(59)	(1,914)	12,658
EBITDA(1)	$1,565,856	$448,418	$333,970	$268,571	$74,934	$324,036	$115,927

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

(3)	The components of other EBITDA are summarized below. The totals for each of the columns below agree to the total EBITDA for the "other" column in the preceding EBITDA by segment reconciliations.

	For the Three Months		For the Nine Months
(Amounts in thousands)	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Our share of Real Estate Fund:
Operations	$743	$(319)	$2,550	$(319)
Net unrealized gains	1,410	-	4,802	-
Net realized gains	-	-	771	-
Carried interest (reversal) accrual	(475)	-	1,665	-
Total	1,678	(319)	9,788	(319)
Alexander's	14,588	13,288	45,577	41,947
LNR (acquired in July 2010) (1)	15,769	-	38,569	-
Lexington (2)	8,424	8,092	37,730	37,375
555 California Street	11,220	11,797	32,608	34,421
Hotel Pennsylvania	9,773	8,080	18,382	14,249
Other investments	10,075	4,004	30,011	22,619
	71,527	44,942	212,665	150,292
Corporate general and administrative expenses (3)	(21,585)	(20,712)	(62,964)	(60,668)
Investment income and other, net (3)	12,530	15,808	38,860	41,876
Mezzanine loans loss reversal (accrual) and net gain on disposition	-	-	82,744	(6,900)
(Loss) income from the mark-to-market of J.C. Penney derivative
position	(37,537)	32,249	(27,136)	32,249
Net gain on sale of condominiums	1,298	-	5,884	3,149
Acquisition related costs	(684)	(921)	(4,398)	(2,851)
Real Estate Fund placement fees	-	(3,207)	(3,451)	(5,937)
Net loss on extinguishment of debt	-	(724)	-	(1,796)
Net income attributable to noncontrolling interests in the Operating
Partnership, including unit distributions	(6,825)	(11,584)	(47,364)	(33,487)
	$18,724	$55,851	$194,840	$115,927

(1)	The nine months ended September 30, 2011 includes $6,020 for our share of net gains from asset sales and $8,977 for our share of a tax settlement gain.

(2)	Includes net gains of $9,760 and $5,998 in the nine months ended September 30, 2011 and 2010, respectively, resulting from Lexington's stock issuances.

(3)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of September 30, 2011, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and of changes in equity and cash flows for the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

November 3, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2011.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2011.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended September 30, 2011:

	Total Return(1)
	Vornado	RMS	SNL
One-year	(9.9%)	1.3%	1.2%
Three-year	(9.2%)	(5.0%)	(4.0%)
Five-year	(18.7%)	(12.2%)	(8.9%)
Ten-year	196.5%	139.6%	149.5%

(1) Past performance is not necessarily indicative of future performance.

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

Overview - continued

Recently Issued Accounting Literature

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 220, Comprehensive Income, which requires, among other things, presentation of the components of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  We believe that the adoption of this guidance on January 1, 2012 will not have a material effect on our consolidated financial statements.

2011 Acquisitions and Investments

One Park Avenue

On March 1, 2011, we as a co-investor, together with the Fund, acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000. The purchase price consisted of $137,000,000 in cash and 95% of a new $250,000,000 five-year mortgage that bears interest at 5.0%.

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

Independence Plaza

On June 17, 2011, a joint venture in which we are a 51% partner invested $55,000,000 in cash (of which we contributed $35,000,000) to acquire a face amount of $150,000,000 of mezzanine loans and a $35,000,000 participation in a senior loan on Independence Plaza, a residential complex comprised of three 39-story buildings in the Tribeca submarket of Manhattan.

2011 Dispositions

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

During 2011, we sold 1140 Connecticut Avenue and 1227 25th Street for $127,000,000 in cash, which resulted in a $45,862,000 net gain, and three retail properties in separate transactions for an aggregate of $40,990,000 in cash, which resulted in net gains aggregating $5,761,000.

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

On January 18, 2011, we repaid the outstanding balance of the construction loan on 220 20th Street and closed on a $76,100,000 mortgage at a fixed rate of 4.61%.  The loan has a seven-year term and amortizes based on a 30-year schedule.

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

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  On May 5, 2011 and August 5, 2011 we sold an additional 800,000 and 1,000,000 shares, respectively, at a price of $25.00 per share.  We retained aggregate net proceeds of $239,037,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 9,850,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).  Dividends on the Series J Preferred Shares are cumulative and payable quarterly in arrears.  The Series J Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we, at our option, may redeem the Series J Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series J Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

In May 2011, we repaid the outstanding balance of the construction loan on West End 25, and closed on a $101,671,000 mortgage at a fixed rate of 4.88%.  The loan has a 10-year term and amortizes based on a 30-year schedule beginning in the sixth year.

On June 8, 2011, we renewed one of our two unsecured revolving credit facilities, and increased it to $1,250,000,000 from $1,000,000,000.  The renewed facility matures in four years, has a one-year extension option and bears interest on drawn amounts at LIBOR plus 1.35% and has a .30% facility fee (drawn or undrawn), based on our credit ratings.  We plan to renew our second revolving credit facility of $1,595,000,000, which matures in September 2012, with a new $1,250,000,000 facility that has a four-year term, with a one-year extension option and bears interest on drawn amounts at LIBOR plus 1.25% and has a .25% facility fee (drawn or undrawn), based on our credit ratings.

On September 1, 2011, we completed a $600,000,000 refinancing of 555 California Street, a three-building office complex aggregating 1.8 million square feet in San Francisco’s financial district, known as the Bank of America center, in which we own a 70% controlling interest.  The 10-year loan bears interest at 5.10% and amortizes based on a 30-year schedule beginning in the fourth year.  The proceeds of the new loan and $45,000,000 of existing cash were used to repay the existing loan and closing costs.

Overview - continued

Quarter Ended September 30, 2011 Financial Results Summary

Net income attributable to common shareholders for the quarter ended September 30, 2011 was $41,135,000, or $0.22 per diluted share, compared to $95,192,000, or $0.52 per diluted share, for the quarter ended September 30, 2010.  Net income for the quarter ended September 30, 2011 includes $3,591,000 of net gains on sale of real estate.  In addition, the quarters ended September 30, 2011 and 2010 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders by $26,352,000, or $0.14 per diluted share for the quarter ended September 30, 2011 and increased net income attributable to common shareholders for the quarter ended September 30, 2010 by 22,274,000, or $0.12 per diluted share.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended September 30, 2011 was $195,125,000, or $1.05 per diluted share, compared to $248,964,000, or $1.31 per diluted share, for the prior year’s quarter.  FFO for the quarters ended September 30, 2011 and 2010 include certain items that affect comparability which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO by $27,759,000, or $0.15 per diluted share for the quarter ended September 30, 2011 and increased FFO for the quarter ended September 30, 2010 by $27,464,000, or $0.14 per diluted share.

	For the Three Months Ended
	September 30,
(Amounts in thousands)	2011	2010
Items that affect comparability income (expense):
(Loss) income from the mark-to-market of J.C. Penney derivative position	$(37,537)	$32,249
Merchandise Mart restructuring costs	(3,722)	-
Buy-out of a below market lease	(1,593)	-
Acquisitions costs and impairment losses	(684)	(5,921)
Discount on preferred share and unit redemptions	5,000	4,382
Net gain on sale of condominiums	1,298	-
Real Estate Fund placement fees	-	(3,752)
Default interest and fees accrued on loans in special servicing	-	(5,887)
FFO attributable to discontinued operations	5,777	10,117
Other, net	1,780	(1,647)
	(29,681)	29,541
Noncontrolling interests' share of above adjustments	1,922	(2,077)
Items that affect comparability, net	$(27,759)	$27,464

The percentage increase (decrease) in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended September 30, 2011 over the quarter ended September 30, 2010 and the trailing quarter ended June 30, 2011 are summarized below.

		New York	Washington, DC		Merchandise
Same Store EBITDA:		Office	Office	Retail	Mart
	September 30, 2011 vs. September 30, 2010
	GAAP basis	(1.1%)	0.4%	0.9%	(2.2%)
	Cash Basis	1.6%	1.3%	1.1%	0.5%
	September 30, 2011 vs. June 30, 2011
	GAAP basis	(0.3%)	(0.9%)	0.9%	(21.8%)	(1)
	Cash Basis	0.7%	(0.6%)	(1.9%)	(20.2%)	(1)

(1)	Primarily due to the timing of Trade Shows.

Overview - continued

Nine Months Ended September 30, 2011 Financial Results Summary

Net income attributable to common shareholders for the nine months ended September 30, 2011 was $532,263,000, or $2.86 per diluted share, compared to $353,317,000, or $1.92 per diluted share, for the nine months ended September 30, 2010. Net income for the nine months ended September 30, 2011 and 2010 include $59,474,000 and $307,000, respectively, of net gains on sale of real estate.  In addition, nine months ended September 30, 2011 and 2010 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $208,608,000 or $1.12 per diluted share for the nine months ended September 30, 2011 and $16,206,000, or $0.09 per diluted share for the nine months ended September 30, 2010.

FFO for the nine months ended September 30, 2011 was $951,054,000, or $4.96 per diluted share, compared to $814,030,000, or $4.29 per diluted share, for the nine months ended September 30, 2010.  FFO for nine months ended September 30, 2011 and 2010 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $159,303,000 or $0.83 per diluted share for the nine months ended September 30, 2011 and $31,685,000, or $0.17 per diluted share for the nine months ended September 30, 2010.

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2011	2010
Items that affect comparability income (expense):
Net gain (loss) on extinguishment of debt	$83,907	$(1,796)
Mezzanine loans loss reversal (accrual) and net gain on disposition	82,744	(6,900)
Our share of LNR's asset sales and tax settlement gains	14,997	-
Net gain resulting from Lexington's stock issuances	9,760	5,998
Discount on preferred share and unit redemptions	7,000	11,354
Net gain on sale of condominiums	5,884	3,149
(Loss) income from the mark-to-market of J.C. Penney derivative position	(27,136)	32,249
Buy-out of below-market leases	(16,593)	-
Acquisition costs, litigation loss accrual and impairment losses	(4,398)	(17,907)
Merchandise Mart restructuring costs	(3,722)	-
Real Estate Fund placement fees	(3,451)	(6,482)
Default interest and fees accrued on loans in special servicing	-	(12,445)
FFO attributable to discontinued operations	17,188	26,308
Other, net	3,828	524
	170,008	34,052
Noncontrolling interests' share of above adjustments	(10,705)	(2,367)
Items that affect comparability, net	$159,303	$31,685

The percentage increase (decrease) in GAAP basis and cash basis same store EBITDA of our operating segments for the nine months ended September 30, 2011 over the nine months ended September 30, 2010 is summarized below.

	New York	Washington, DC		Merchandise
Same Store EBITDA:	Office	Office	Retail	Mart
September 30, 2011 vs. September 30, 2010
GAAP basis	(1.3%)	2.1%	3.3%	(1.5%)
Cash Basis	0.5%	2.5%	6.5%	2.0%

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

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
As of September 30, 2011:	Office	Office	Retail (4)	Office	Showroom
Total square feet (in service)	19,206	20,596	25,379	1,524	4,046
Our share of square feet (in service)	16,795	17,860	23,154	1,524	4,046
Number of properties	29	82	155	5	5
Occupancy rate	95.4%	90.4%(3)	92.3%	91.3%	91.9%

Leasing Activity:
Quarter Ended September 30, 2011:
Total square feet leased	839	392	427	149	144
Our share of square feet leased:	723	359	425	149	144
Initial rent (1)	$55.05	$42.51	$26.65	$27.34	$38.28
Weighted average lease term (years)	9.7	4.5	10.1	7.2	6.5
Relet space (included above):
Square feet	708	331	167	149	144
Cash basis:
Initial rent (1)	$54.98	$42.91	$31.66	$27.34	$38.28
Prior escalated rent	$41.58	$39.82	$28.73	$28.63	$39.31
Percentage increase (decrease)	32.2%	7.8%	10.2%	(4.5%)	(2.6%)
GAAP basis:
Straight-line rent (2)	$55.38	$42.18	$32.82	$27.69	$38.13
Prior straight-line rent	$42.78	$38.14	$28.36	$25.53	$34.99
Percentage increase	29.4%	10.6%	15.7%	8.5%	9.0%
Tenant improvements and leasing
commissions:
Per square foot	$51.45	$23.29	$7.54	$56.01	$12.68
Per square foot per annum:	$5.30	$5.18	$0.75	$7.79	$1.96
Percentage of initial rent	9.6%	12.2%	2.8%	28.5%	5.1%

Nine Months Ended September 30, 2011:
Total square feet leased	2,073	1,179	1,172	189	358
Our share of square feet leased:	1,507	1,031	1,140	189	358
Initial rent (1)	$58.06	$40.27	$25.48	$27.96	$36.06
Weighted average lease term (years)	9.7	4.5	8.7	7.0	6.1
Relet space (included above):
Square feet	1,257	929	439	189	358
Cash basis:
Initial rent (1)	$60.30	$40.14	$21.73	$27.96	$36.06
Prior escalated rent	$48.94	$38.47	$19.70	$28.55	$37.35
Percentage increase (decrease)	23.2%	4.3%	10.3%	(2.1%)	(3.5%)
GAAP basis:
Straight-line rent (2)	$60.26	$39.74	$22.49	$28.26	$35.09
Prior straight-line rent	$49.24	$36.77	$19.22	$25.19	$33.92
Percentage increase	22.4%	8.1%	17.0%	12.2%	3.4%
Tenant improvements and leasing
commissions:
Per square foot	$50.76	$19.72	$7.03	$52.09	$7.10
Per square foot per annum:	$5.23	$4.38	$0.81	$7.41	$1.16
Percentage of initial rent	9.0%	10.9%	3.2%	26.5%	3.2%

See notes on the following table.

Overview - continued

(Square feet in thousands)			New York	Washington, DC		Merchandise Mart
As of June 30, 2011:			Office	Office	Retail (4)	Office	Showroom
	Total square feet (in service)		19,386	20,550	25,443	1,462	4,107
	Our share of square feet (in service)		16,966	17,821	23,472	1,462	4,107
	Number of properties		30	82	158	5	5
	Occupancy rate		95.6%	93.1% (3)	92.3%	91.3%	93.5%

As of December 31, 2010:
	Total square feet (in service)		17,454	21,149	25,557	1,448	4,122
	Our share of square feet (in service)		16,194	17,823	23,453	1,448	4,122
	Number of properties		28	82	161	5	5
	Occupancy rate		95.6%	94.3% (3)	92.3%	91.8%	93.8%

As of September 30, 2010:
	Total square feet (in service)		17,432	21,205	25,298	1,446	4,123
	Our share of square feet (in service)		16,180	18,247	22,907	1,446	4,123
	Number of properties		28	82	163	5	5
	Occupancy rate		96.0%	94.7% (3)	92.5%	91.5%	93.2%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	Excluding residential and other properties, occupancy rates for the office properties were as follows.
	September 30, 2011	89.0%	(See Base Realignment and Closure ("BRAC") discussion below)
	June 30, 2011	92.2%
	December 31, 2010	94.0%
	September 30, 2010	94.3%

(4)	Mall sales per square foot, including partially owned malls, for the trailing twelve months ended September 30, 2011 and 2010 were $464 and
	$470, respectively.

BRAC

          The tables below summarize the effect of BRAC on our Washington, DC Office Properties segment for square feet leased by the Department of Defense (“DOD”).

					Square Feet
DOD leases subject to BRAC					2,395,000
Less square feet already vacated					(396,000)
Less square feet to be taken out of service for redevelopment					(348,000)
Less square feet to be relet by the General Services Administration (leases pending)					(313,000)
DOD leases subject to BRAC expiring in the future per table below (see details below for expiration)					1,338,000

	Annual Escalated
	Rent of
	Expiring Leases	Square Feet of Expiring Leases
Year	Per Square Foot	Total	Crystal City	Skyline	Rosslyn
Fourth Quarter 2011	$30.43	7,000	-	7,000	-
First Quarter 2012	38.13	241,000	203,000	38,000	-
Second Quarter 2012	39.60	171,000	171,000	-	-
Third Quarter 2012	41.47	380,000	251,000	119,000	10,000
Fourth Quarter 2012	n/a	-	-	-	-
Total 2012	40.05	792,000	625,000	157,000	10,000
2013	36.85	183,000	-	43,000	140,000
2014	32.76	330,000	128,000	202,000	-
2015	40.09	26,000	20,000	6,000	-
		1,338,000	773,000	415,000	150,000

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2011 and 2010

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2011 and 2010.

(Amounts in thousands)	For the Three Months Ended September 30, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$530,086	$196,123	$133,156	$105,788	$46,278	$-	$48,741
Straight-line rent adjustments	14,963	3,998	6,673	4,696	(1,006)	-	602
Amortization of acquired below-
market leases, net	16,100	8,153	547	6,268	21	-	1,111
Total rentals	561,149	208,274	140,376	116,752	45,293	-	50,454
Tenant expense reimbursements	94,053	43,025	9,328	36,297	2,972	-	2,431
Cleveland Medical Mart development
project	35,135	-	-	-	35,135	-	-
Fee and other income:
Tenant cleaning fees	15,647	24,047	-	-	-	-	(8,400)
Management and leasing fees	4,361	1,653	2,670	541	45	-	(548)
Lease termination fees	4,803	3,540	1,002	261	-	-	-
Other	12,195	5,212	5,232	1,155	988	-	(392)
Total revenues	727,343	285,751	158,608	155,006	84,433	-	43,545
Operating expenses	285,659	129,472	51,791	57,412	30,803	-	16,181
Depreciation and amortization	134,074	47,038	33,885	30,080	10,372	-	12,699
General and administrative	46,452	4,461	6,505	6,721	9,534	-	19,231
Cleveland Medical Mart development
project	33,419	-	-	-	33,419	-	-
Tenant buy-outs and other acquisition
related costs	2,288	-	-	1,593	-	-	695
Total expenses	501,892	180,971	92,181	95,806	84,128	-	48,806
Operating income (loss)	225,451	104,780	66,427	59,200	305	-	(5,261)
(Loss) applicable to Toys	(9,304)	-	-	-	-	(9,304)	-
Income (loss) from partially owned
entities	13,552	(5,136)	(1,356)	889	38	-	19,117
Income from Real Estate Fund	5,353	-	-	-	-	-	5,353
Interest and other investment
(loss) income, net	(29,994)	146	39	3	17	-	(30,199)
Interest and debt expense	(136,672)	(35,395)	(30,256)	(23,176)	(9,365)	-	(38,480)
Net gain on disposition of wholly
owned and partially owned assets	1,298	-	-	-	-	-	1,298
Income (loss) before income taxes	69,684	64,395	34,854	36,916	(9,005)	(9,304)	(48,172)
Income tax expense	(7,144)	(678)	(960)	-	(890)	-	(4,616)
Income (loss) from continuing
operations	62,540	63,717	33,894	36,916	(9,895)	(9,304)	(52,788)
Income from discontinued
operations	3,683	165	-	818	2,700	-	-
Net income (loss)	66,223	63,882	33,894	37,734	(7,195)	(9,304)	(52,788)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(5,636)	(2,219)	-	110	-	-	(3,527)
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(6,825)	-	-	-	-	-	(6,825)
Net income (loss) attributable to
Vornado	53,762	61,663	33,894	37,844	(7,195)	(9,304)	(63,140)
Interest and debt expense(2)	197,864	39,526	33,703	24,368	9,523	38,018	52,726
Depreciation and amortization(2)	193,394	53,936	38,085	30,946	12,230	34,293	23,904
Income tax (benefit) expense(2)	(7,350)	736	925	-	890	(15,135)	5,234
EBITDA(1)	$437,670	$155,861	$106,607	$93,158	$15,448	$47,872	$18,724

____________________

See notes on page 47.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2011 and 2010 - continued

(Amounts in thousands)	For the Three Months Ended September 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$526,776	$194,815	$146,439	$97,625	$42,774	$-	$45,123
Straight-line rent adjustments	15,986	7,573	347	7,441	(457)	-	1,082
Amortization of acquired below-
market leases, net	16,756	8,936	594	5,820	15	-	1,391
Total rentals	559,518	211,324	147,380	110,886	42,332	-	47,596
Tenant expense reimbursements	95,341	40,387	15,129	35,688	2,784	-	1,353
Fee and other income:
Tenant cleaning fees	13,613	21,721	-	-	-	-	(8,108)
Management and leasing fees	3,555	1,428	2,772	214	(2)	-	(857)
Lease termination fees	2,301	1,220	728	346	7	-	-
Other	12,797	5,505	5,554	1,016	800	-	(78)
Total revenues	687,125	281,585	171,563	148,150	45,921	-	39,906
Operating expenses	275,077	124,152	58,327	52,309	26,391	-	13,898
Depreciation and amortization	130,599	44,131	36,764	26,329	9,853	-	13,522
General and administrative	55,200	4,504	5,984	8,843	6,010	-	29,859
Tenant buy-outs and other acquisition
related costs	921	-	-	-	-	-	921
Total expenses	461,797	172,787	101,075	87,481	42,254	-	58,200
Operating income (loss)	225,328	108,798	70,488	60,669	3,667	-	(18,294)
(Loss) applicable to Toys	(2,557)	-	-	-	-	(2,557)	-
(Loss) income from partially owned
entities	(1,996)	1,705	(1,095)	833	8	-	(3,447)
(Loss) from Real Estate Fund	(1,410)	-	-	-	-	-	(1,410)
Interest and other investment
income (loss), net	47,096	139	81	(46)	11	-	46,911
Interest and debt expense	(145,561)	(33,293)	(33,367)	(24,199)	(9,556)	-	(45,146)
Net (loss) on extinguishment
of debt	(724)	-	-	-	-	-	(724)
Net gain on disposition of wholly
owned and partially owned assets	5,072	-	-	-	-	-	5,072
Income (loss) before income taxes	125,248	77,349	36,107	37,257	(5,870)	(2,557)	(17,038)
Income tax (expense) benefit	(5,449)	(861)	(1,001)	(2)	714	-	(4,299)
Income (loss) from continuing
operations	119,799	76,488	35,106	37,255	(5,156)	(2,557)	(21,337)
(Loss) income from discontinued
operations	(3,667)	30	1,410	(3,642)	(1,465)	-	-
Net income (loss)	116,132	76,518	36,516	33,613	(6,621)	(2,557)	(21,337)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(296)	(2,442)	-	397	-	-	1,749
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(11,584)	-	-	-	-	-	(11,584)
Net income (loss) attributable to
Vornado	104,252	74,076	36,516	34,010	(6,621)	(2,557)	(31,172)
Interest and debt expense(2)	208,294	31,817	34,241	26,395	15,883	40,558	59,400
Depreciation and amortization(2)	179,148	42,531	41,394	28,024	12,782	30,079	24,338
Income tax (benefit) expense(2)	(23,013)	861	1,054	2	(714)	(27,501)	3,285
EBITDA(1)	$468,681	$149,285	$113,205	$88,431	$21,330	$40,579	$55,851

__________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2011 and 2010 - continued

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

	For the Three Months
(Amounts in thousands)	Ended September 30,
	2011	2010
Our share of Real Estate Fund:
Operations	$743	$(319)
Net unrealized gains	1,410	-
Net realized gains	-	-
Carried interest reversal	(475)	-
Total	1,678	(319)
LNR (acquired in July 2010)	15,769	-
Alexander's	14,588	13,288
555 California Street	11,220	11,797
Hotel Pennsylvania	9,773	8,080
Lexington	8,424	8,092
Other investments	10,075	4,004
	71,527	44,942
Corporate general and administrative expenses (1)	(21,585)	(20,712)
Investment income and other, net (1)	12,530	15,808
(Loss) income from the mark-to-market of J.C. Penney derivative position	(37,537)	32,249
Net gain on sale of condominiums	1,298	-
Acquisition related costs	(684)	(921)
Real Estate Fund placement fees	-	(3,207)
Net loss on extinguishment of debt	-	(724)
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(6,825)	(11,584)
	$18,724	$55,851

(1)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2011 and 2010 - continued

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York Office, Washington DC Office, Retail and Merchandise Mart segments.

	For the Three Months
	Ended September 30,
	2011	2010
Region:
New York City metropolitan area	62%	62%
Washington, DC / Northern Virginia metropolitan area	30%	31%
California	2%	1%
Chicago	3%	3%
Puerto Rico	2%	2%
Other geographies	1%	1%
	100%	100%

Results of Operations – Three Months Ended September 30, 2011 Compared to September 30, 2010

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $727,343,000 for the three months ended September 30, 2011, compared to $687,125,000 in the prior year’s quarter, an increase of $40,218,000, of which $35,135,000 relates to the Cleveland Medical Mart development project.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC		Merchandise
Increase (decrease) due to:	Total		Office	Office	Retail	Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$(3,076)		$(800)	$(8,406)	$4,787	$-		$1,343
Development	411		-	1,055	(644)	-		-
Hotel Pennsylvania	2,637		-	-	-	-		2,637
Trade Shows	2,566		-	-	-	2,566		-
Amortization of acquired below-market
leases, net	(656)		(783)	(47)	448	6		(280)
Leasing activity (see page 43)	(251)		(1,467)	394	1,275	389		(842)
	1,631		(3,050)	(7,004)	5,866	2,961		2,858

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	867		3,831	(3,690)	726	-		-
Operations	(2,155)		(1,193)	(2,111)	(117)	188		1,078
	(1,288)		2,638	(5,801)	609	188		1,078

Cleveland Medical Mart development
project	35,135	(1)	-	-	-	35,135	(1)	-

Fee and other income:
BMS cleaning fees	2,034		2,326	-	-	-		(292)
Management and leasing fees	806		225	(102)	327	47		309
Lease cancellation fee income	2,502		2,320	274	(85)	(7)		-
Other	(602)		(293)	(322)	139	188		(314)
	4,740		4,578	(150)	381	228		(297)

Total increase (decrease) in revenues	$40,218		$4,166	$(12,955)	$6,856	$38,512		$3,639

(1)	This income is offset by $33,419 of development costs expensed in the quarter. See note (4) on page 50.

Results of Operations – Three Months Ended September 30, 2011 Compared to September 30, 2010 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $501,892,000 for the three months ended September 30, 2011, compared to $461,797,000 in the prior year’s quarter, an increase of $40,095,000, of which $33,419,000 relates to the Cleveland Medical Mart development project.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total		Office	Office	Retail		Mart		Other
Operating:
Acquisitions, sale of partial interests
and other	$2,784		$-	$(3,432)	$6,216		$-		$-
Development/redevelopment	131		-	(142)	273		-		-
Non-reimbursable expenses, including
bad debt reserves	5,993		3,351	(1,597)	355		3,884		-
Hotel Pennsylvania	853		-	-	-		-		853
Trade Shows	1,218		-	-	-		1,218		-
BMS expenses	2,302		2,302	-	-		-		-
Operations	(2,699)		(333)	(1,365)	(1,741)		(690)		1,430
	10,582		5,320	(6,536)	5,103		4,412		2,283

Depreciation and amortization:
Acquisitions/development, sale of partial
interests and other	469		-	(2,684)	3,153		-		-
Operations	3,006		2,907	(195)	598		519		(823)
	3,475		2,907	(2,879)	3,751		519		(823)

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	(9,150)		-	-	-		-		(9,150)
Real Estate Fund placement fees	(3,752)		-	-	-		-		(3,752)
Operations	4,154		(43)	521	(2,122)		3,524	(2)	2,274	(3)
	(8,748)		(43)	521	(2,122)		3,524		(10,628)

Cleveland Medical Mart development
project	33,419	(4)	-	-	-		33,419	(4)	-

Tenant buy-outs and other acquisition
related costs	1,367		-	-	1,593	(5)	-		(226)

Total increase (decrease) in expenses	$40,095		$8,184	$(8,894)	$8,325		$41,874		$(9,394)

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment (loss) income, net” on our consolidated statements of income.

(2)	Includes $3,722 of restructuring costs.

(3)	Primarily from higher payroll costs and stock-based compensation.

(4)	This expense is entirely offset by development revenue in the quarter. See note (1) on page 49.

(5)	Represents the buy-out of a below-market lease.

Results of Operations – Three Months Ended September 30, 2011 Compared to September 30, 2010 - continued

Loss Applicable to Toys

In the three months ended September 30, 2011, we recognized net loss of $9,304,000 from our investment in Toys, comprised of $11,638,000 for our 32.7% share of Toys’ net loss ($26,773,000 before our share of Toys’ income tax benefit) and $2,334,000 of interest and other income.

In the three months ended September 30, 2010, we recognized net loss of $2,557,000 from our investment in Toys, comprised of $5,073,000 for our 32.7% share of Toys’ net loss ($32,574,000 before our share of Toys’ income tax benefit) and $2,516,000 of interest and other income.

Income (loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended September 30, 2011 and 2010.

	For the Three Months Ended
	September 30,
(Amounts in thousands)	2011	2010
Equity in Net Income (Loss):
Alexander's - 32.4% share of equity in net income	$8,607	$7,557

Lexington - 11.7% share in 2011 and 13.8% share in 2010 of equity in net loss	(617)	(2,301)

LNR - 26.2% share of equity in net income (acquired in July 2010)	13,656	-

India real estate ventures - 4% to 36.5% range in our share of equity in net loss	(690)	(195)

Partially owned office buildings	(6,839)	86

Other equity method investments (1)	(565)	(7,143)
	$13,552	$(1,996)

(1)	Represents our equity in net income or loss in Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

Income from Real Estate Fund

In the three months ended September 30, 2011, we recognized $5,353,000 of income from the Fund, including $5,639,000 of net unrealized gains from the mark-to-market of investments in the Fund.  Of the $5,353,000, $3,675,000 was attributable to noncontrolling interests.  Accordingly, our share of the Fund’s income was $1,678,000.  In addition, we recognized $378,000 of management, leasing and development fees which are included as a component of “fee and other income.”

In the three months ended September 30, 2010, we recognized a $1,410,000 loss from the Fund, primarily due to $1,500,000 of organization costs.  Of this loss, $1,091,000 was attributable to noncontrolling interests.

Results of Operations – Three Months Ended September 30, 2011 Compared to September 30, 2010 - continued

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was a loss of $29,994,000 in the three months ended September 30, 2011, compared to income of $47,096,000 in the prior year’s quarter, a decrease of $77,090,000. This decrease resulted from:

(Amounts in thousands)
J.C. Penney derivative position ($37,537 mark-to-market loss in 2011, compared to a $32,249
mark-to-market gain in 2010)	$(69,786)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(9,150)
Other, net (primarily dividends and interest on marketable securities and mezzanine loans)	1,846
$(77,090)

Interest and Debt Expense

Interest and debt expense was $136,672,000 in the three months ended September 30, 2011, compared to $145,561,000 in the prior year’s quarter, a decrease of $8,889,000.  This decrease was primarily due to savings of (i) $7,206,000 from the repayment of the Springfield Mall mortgage at a discount in December 2010, (ii) $6,079,000 applicable to the repurchase and retirement of convertible senior debentures and repayment of senior unsecured notes, and (iii), 4,680,000 from the deconsolidation of the Warner Building resulting from the sale of a 45% interest in October 2010, partially offset by (iv) $4,745,000 from the financing of 2121 Crystal Drive and Two Penn Plaza in the first quarter of 2011, (v) $3,374,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers in August 2010 and (vi) $1,251,000 from the consolidation of the San Jose Shopping Center resulting from the October 2010 acquisition of the 55% interest we did not previously own.

Net Loss on Extinguishment of Debt

In the three months ended September 30, 2010, we recognized a $724,000 net loss on early extinguishment of debt resulting from the acquisition and retirement of convertible senior debentures and senior unsecured notes.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $1,298,000 in the three months ended September 30, 2011, compared to $5,072,000 in the prior year’s quarter and resulted primarily from the sale of residential condominiums and marketable securities.

Income Tax Expense

Income tax expense was $7,144,000 in the three months ended September 30, 2011, compared to $5,449,000 in the prior year’s quarter, an increase of $1,695,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Results of Operations – Three Months Ended September 30, 2011 Compared to September 30, 2010 - continued

Income (Loss) from Discontinued Operations

The table below sets forth the combined results of assets related to discontinued operations for the three months ended September 30, 2011 and 2010.

	For the Three Months Ended
	September 30,
(Amounts in thousands)	2011	2010
Total revenues	$9,744	$20,163
Total expenses	6,061	18,830
	3,683	1,333
Impairment loss	-	(5,000)
Income (loss) from discontinued operations	$3,683	$(3,667)

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $5,636,000 in the three months ended September 30, 2011, compared to $296,000 in the prior year’s quarter, an increase of $5,340,000.  This resulted primarily from a $4,766,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership, including Unit Distributions

Net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions for the three months ended September 30, 2011 and 2010 is primarily comprised of allocations of income to redeemable noncontrolling interests of $2,797,000 and $7,119,000, respectively, and preferred unit distributions of the Operating Partnership of $4,028,000 and $4,465,000, respectively.  The decrease of $4,322,000 in allocations of income to redeemable noncontrolling interests resulted primarily from lower net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $17,627,000 for the three months ended September 30, 2011, compared to $13,442,000 for the prior year’s quarter, an increase of $4,185,000.  This increase resulted from the issuance of Series J preferred shares during 2011, partially offset by the redemption of the Series D-10 preferred shares in 2010.

Discount of Preferred Share and Unit Redemptions

In the three months ended September 30, 2011, we recognized a $5,000,000 discount from the redemption of 1,000,000 Series    D-11 preferred units, compared to a $4,382,000 discount in the prior year’s quarter from the redemption of 1,600,000 Series D-10 preferred shares.

Results of Operations – Three Months Ended September 30, 2011 Compared to September 30, 2010 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended September 30, 2011	$155,861	$106,607	$93,158	$15,448
Add-back: non-property level overhead
expenses included above	4,461	6,505	6,721	9,534
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(7,408)	1,500	(3,961)	(5,530)
GAAP basis same store EBITDA for the three months
ended September 30, 2011	152,914	114,612	95,918	19,452
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(10,863)	998	(9,485)	985
Cash basis same store EBITDA for the three months
ended September 30, 2011	$142,051	$115,610	$86,433	$20,437

EBITDA for the three months ended September 30, 2010	$149,285	$113,205	$88,431	$21,330
Add-back: non-property level overhead
expenses included above	4,504	5,984	8,843	6,010
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	819	(5,067)	(2,200)	(7,453)
GAAP basis same store EBITDA for the three months
ended September 30, 2010	154,608	114,122	95,074	19,887
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(14,845)	42	(9,611)	440
Cash basis same store EBITDA for the three months
ended September 30, 2010	$139,763	$114,164	$85,463	$20,327

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended September 30, 2011 over the
three months ended September 30, 2010	$(1,694)	$490	$844	$(435)

Increase in Cash basis same store EBITDA for
the three months ended September 30, 2011 over the
three months ended September 30, 2010	$2,288	$1,446	$970	$110

% (decrease) increase in GAAP basis same store EBITDA	(1.1%)	0.4%	0.9%	(2.2%)

% increase in Cash basis same store EBITDA	1.6%	1.3%	1.1%	0.5%

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2011 and 2010

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2011 and 2010.

(Amounts in thousands)	For the Nine Months Ended September 30, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,604,451	$586,797	$413,810	$316,729	$154,485	$-	$132,630
Straight-line rent adjustments	34,713	15,777	5,962	12,556	(2,059)	-	2,477
Amortization of acquired below-
market leases, net	49,387	24,549	1,525	19,899	55	-	3,359
Total rentals	1,688,551	627,123	421,297	349,184	152,481	-	138,466
Tenant expense reimbursements	264,857	108,267	27,561	111,519	9,121	-	8,389
Cleveland Medical Mart development
project	108,203	-	-	-	108,203	-	-
Fee and other income:
Tenant cleaning fees	46,479	71,156	-	-	-	-	(24,677)
Management and leasing fees	15,456	5,260	9,629	2,439	348	-	(2,220)
Lease termination fees	12,478	9,176	3,013	289	-	-	-
Other	37,826	15,078	15,894	4,241	2,832	-	(219)
Total revenues	2,173,850	836,060	477,394	467,672	272,985	-	119,739
Operating expenses	841,266	367,291	150,375	173,623	99,266	-	50,711
Depreciation and amortization	393,846	138,837	101,634	85,653	29,113	-	38,609
General and administrative	155,566	14,389	19,504	22,034	23,855	-	75,784
Cleveland Medical Mart development
project	101,637	-	-	-	101,637	-	-
Tenant buy-outs and other acquisition
related costs	22,455	-	-	16,593	3,040	-	2,822
Total expenses	1,514,770	520,517	271,513	297,903	256,911	-	167,926
Operating income (loss)	659,080	315,543	205,881	169,769	16,074	-	(48,187)
Income applicable to Toys	80,794	-	-	-	-	80,794	-
Income (loss) from partially owned
entities	56,239	(4,893)	(6,038)	2,131	292	-	64,747
Income from Real Estate Fund	25,491	-	-	-	-	-	25,491
Interest and other investment
income, net	95,121	466	119	5	35	-	94,496
Interest and debt expense	(408,532)	(103,514)	(89,911)	(69,482)	(28,140)	-	(117,485)
Net gain on disposition of wholly
owned and partially owned assets	7,975	-	-	-	-	-	7,975
Income (loss) before income taxes	516,168	207,602	110,051	102,423	(11,739)	80,794	27,037
Income tax expense	(19,448)	(1,637)	(2,267)	(5)	(2,211)	-	(13,328)
Income (loss) from continuing
operations	496,720	205,965	107,784	102,418	(13,950)	80,794	13,709
Income from discontinued operations	146,293	398	46,466	9,217	90,212	-	-
Net income	643,013	206,363	154,250	111,635	76,262	80,794	13,709
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(20,643)	(6,815)	-	196	-	-	(14,024)
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(47,364)	-	-	-	-	-	(47,364)
Net income (loss) attributable to
Vornado	575,006	199,548	154,250	111,831	76,262	80,794	(47,679)
Interest and debt expense(2)	599,668	108,473	100,017	73,000	32,025	121,546	164,607
Depreciation and amortization(2)	561,738	146,650	118,290	88,322	34,632	101,862	71,982
Income tax expense(2)	42,135	1,695	2,380	5	2,211	29,914	5,930
EBITDA(1)	$1,778,547	$456,366	$374,937	$273,158	$145,130	$334,116	$194,840

____________________

See notes on page 57.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2011 and 2010 - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,560,473	$582,090	$426,217	$284,808	$145,206	$-	$122,152
Straight-line rent adjustments	53,018	22,642	5,519	21,699	628	-	2,530
Amortization of acquired below-
market leases, net	48,476	27,312	1,836	14,897	(91)	-	4,522
Total rentals	1,661,967	632,044	433,572	321,404	145,743	-	129,204
Tenant expense reimbursements	271,040	105,968	42,592	107,799	8,876	-	5,805
Fee and other income:
Tenant cleaning fees	40,733	62,778	-	-	-	-	(22,045)
Management and leasing fees	16,075	4,278	13,252	759	31	-	(2,245)
Lease termination fees	10,112	4,245	1,256	4,182	429	-	-
Other	37,918	14,428	16,452	2,284	3,471	-	1,283
Total revenues	2,037,845	823,741	507,124	436,428	158,550	-	112,002
Operating expenses	802,927	349,934	163,097	159,131	85,915	-	44,850
Depreciation and amortization	393,259	131,911	108,994	80,550	30,111	-	41,693
General and administrative	153,231	13,824	18,079	22,591	20,252	-	78,485
Tenant buy-outs and other acquisition
related costs	2,851	-	-	-	-	-	2,851
Total expenses	1,352,268	495,669	290,170	262,272	136,278	-	167,879
Operating income (loss)	685,577	328,072	216,954	174,156	22,272	-	(55,877)
Income applicable to Toys	102,309	-	-	-	-	102,309	-
Income (loss) from partially owned
entities	13,800	4,345	(1,099)	3,353	239	-	6,962
(Loss) from Real Estate Fund	(1,410)	-	-	-	-	-	(1,410)
Interest and other investment
income, net	65,676	466	130	143	35	-	64,902
Interest and debt expense	(423,354)	(99,026)	(101,592)	(62,047)	(28,383)	-	(132,306)
Net (loss) on extinguishment
of debt	(1,796)	-	-	-	-	-	(1,796)
Net gain on disposition of wholly
owned and partially owned assets	12,759	-	-	-	765	-	11,994
Income (loss) before income taxes	453,561	233,857	114,393	115,605	(5,072)	102,309	(107,531)
Income tax (expense) benefit	(15,993)	(1,670)	(1,092)	(37)	118	-	(13,312)
Income (loss) from continuing
operations	437,568	232,187	113,301	115,568	(4,954)	102,309	(120,843)
(Loss) income from discontinued operations	(11,681)	106	(5,776)	(1,539)	(4,472)	-	-
Net income (loss)	425,887	232,293	107,525	114,029	(9,426)	102,309	(120,843)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,490)	(7,290)	-	895	-	-	4,905
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(33,487)	-	-	-	-	-	(33,487)
Net income (loss) attributable to
Vornado	390,910	225,003	107,525	114,924	(9,426)	102,309	(149,425)
Interest and debt expense(2)	611,993	94,404	104,355	68,275	45,370	123,791	175,798
Depreciation and amortization(2)	549,400	127,341	120,929	85,335	39,049	99,850	76,896
Income tax expense (benefit)(2)	13,553	1,670	1,161	37	(59)	(1,914)	12,658
EBITDA(1)	$1,565,856	$448,418	$333,970	$268,571	$74,934	$324,036	$115,927

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2011 and 2010 - continued

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

	For the Nine Months
(Amounts in thousands)	Ended September 30,
	2011	2010
Our share of Real Estate Fund:
Operations	$2,550	$(319)
Net unrealized gains	4,802	-
Net realized gains	771	-
Carried interest accrual	1,665	-
Total	9,788	(319)
Alexander's	45,577	41,947
LNR (acquired in July 2010) (1)	38,569	-
Lexington (2)	37,730	37,375
555 California Street	32,608	34,421
Hotel Pennsylvania	18,382	14,249
Other investments	30,011	22,619
	212,665	150,292
Corporate general and administrative expenses (3)	(62,964)	(60,668)
Investment income and other, net (3)	38,860	41,876
Mezzanine loans loss reversal (accrual) and net gain on disposition	82,744	(6,900)
(Loss) income from the mark-to-market of J.C. Penney derivative position	(27,136)	32,249
Net gain on sale of condominiums	5,884	3,149
Acquisition related costs	(4,398)	(2,851)
Real Estate Fund placement fees	(3,451)	(5,937)
Net loss on extinguishment of debt	-	(1,796)
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(47,364)	(33,487)
	$194,840	$115,927

(1)	Includes $6,020 for our share of net gains from asset sales and $8,977 for our share of a tax settlement gain.

(2)	Includes net gains of $9,760 and $5,998 in the nine months ended September 30, 2011 and 2010, respectively, resulting from
Lexington's stock issuances.

(3)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2011 and 2010 - continued

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York Office, Washington DC Office, Retail and Merchandise Mart segments.

	For the Nine Months
	Ended September 30,
	2011	2010
Region:
New York City metropolitan area	61%	61%
Washington, DC / Northern Virginia metropolitan area	30%	31%
California	2%	1%
Chicago	3%	4%
Puerto Rico	2%	2%
Other geographies	2%	1%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2011 Compared to September 30, 2010

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,173,850,000 for the nine months ended September 30, 2011, compared to $2,037,845,000 in the prior year’s nine months, an increase of $136,005,000, of which $108,203,000 relates to the Cleveland Medical Mart development project.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total		Office	Office		Retail	Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$(8,822)		$(2,719)	$(25,200)		$14,768	$-		$4,329
Development	5,191		-	5,556		(365)	-		-
Hotel Pennsylvania	7,709		-	-		-	-		7,709
Trade Shows	5,541		-	-		-	5,541		-
Amortization of acquired below-market
leases, net	911		(2,763)	(311)		5,002	146		(1,163)
Leasing activity (see page 43)	16,054		561	7,680		8,375	1,051		(1,613)
	26,584		(4,921)	(12,275)		27,780	6,738		9,262

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	(2,446)		3,831	(11,099)		2,135	-		2,687
Operations	(3,737)		(1,532)	(3,932)		1,585	245		(103)
	(6,183)		2,299	(15,031)		3,720	245		2,584

Cleveland Medical Mart development
project	108,203	(1)	-	-		-	108,203	(1)	-

Fee and other income:
BMS cleaning fees	5,746		8,378	-		-	-		(2,632)	(2)
Management and leasing fees	(619)		982	(3,623)	(3)	1,680	317		25
Lease cancellation fee income	2,366		4,931	1,757		(3,893)	(429)		-
Other	(92)		650	(558)		1,957	(639)		(1,502)
	7,401		14,941	(2,424)		(256)	(751)		(4,109)

Total increase (decrease) in revenues	$136,005		$12,319	$(29,730)		$31,244	$114,435		$7,737

(1)	This income is offset by $101,637 of development costs expensed in the period. See note (4) on page 60.

(2)	Primarily from the elimination of intercompany fees from operating segments upon consolidation.

(3)	Primarily from leasing fees in the prior year in connection with our management of a development project.

Results of Operations – Nine Months Ended September 30, 2011 Compared to September 30, 2010 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,514,770,000 for the nine months ended September 30, 2011, compared to $1,352,268,000 in the prior year’s nine months, an increase of $162,502,000, of which $101,637,000 relates to the Cleveland Medical Mart development project.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total		Office	Office	Retail		Mart		Other
Operating:
Acquisitions, sale of partial interests
and other	$3,347		$-	$(12,997)	$13,657		$-		$2,687
Development/redevelopment	674		-	(317)	991		-		-
Non-reimbursable expenses, including
bad debt reserves	10,301		4,205	(321)	(2,374)		8,791		-
Hotel Pennsylvania	3,332		-	-	-		-		3,332
Trade Shows	3,220		-	-	-		3,220		-
BMS expenses	7,739		7,739	-	-		-		-
Operations	9,726		5,413	913	2,218		1,340		(158)
	38,339		17,357	(12,722)	14,492		13,351		5,861

Depreciation and amortization:
Acquisitions/development, sale of partial
interests and other	(4,083)		-	(9,732)	5,649		-		-
Operations	4,670		6,926	2,372	(546)		(998)		(3,084)
	587		6,926	(7,360)	5,103		(998)		(3,084)

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	(4,182)		-	-	-		-		(4,182)
Real Estate Fund placement fees	(3,031)		-	-	-		-		(3,031)
Operations	9,548		565	1,425	(557)		3,603	(2)	4,512	(3)
	2,335		565	1,425	(557)		3,603		(2,701)

Cleveland Medical Mart development
project	101,637	(4)	-	-	-		101,637	(4)	-

Tenant buy-outs and other acquisition
related costs	19,604		-	-	16,593	(5)	3,040		(29)

Total increase (decrease) in expenses	$162,502		$24,848	$(18,657)	$35,631		$120,633		$47

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Includes $3,722 of restructuring costs.

(3)	Primarily from higher payroll costs and stock-based compensation expense.

(4)	This expense is entirely offset by development revenue in the period. See note (1) on page 59.

(5)	Represents the buy-out of below-market leases.

Results of Operations – Nine Months Ended September 30, 2011 Compared to September 30, 2010 - continued

Income Applicable to Toys

In the nine months ended September 30, 2011, we recognized net income of $80,794,000 from our investment in Toys, comprised of $74,135,000 for our 32.7% share of Toys’ net income ($104,049,000 before our share of Toys’ income tax expense) and $6,659,000 of interest and other income.

In the nine months ended September 30, 2010, we recognized net income of $102,309,000 from our investment in Toys, comprised of $95,576,000 for our 32.7% share of Toys’ net income ($93,662,000 before our share of Toys’ income tax benefit) and $6,733,000 of interest and other income.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2011	2010
Equity in Net Income (Loss):
Alexander's - 32.4% share of equity in net income	$25,256	$21,083

Lexington - 11.7% share in 2011 and 13.8% share in 2010 of equity in net income (1)	10,209	3,316

LNR - 26.2% share of equity in net income (acquired in July 2010) (2)	39,913	-

India real estate ventures - 4% to 36.5% range in our share of equity in net (loss) income	(692)	2,062

Partially owned office buildings (3)	(13,829)	1,864

Other equity method investments (4)	(4,618)	(14,525)
	$56,239	$13,800

(1)	Includes net gains of $9,760 and $5,998 in the nine months ended September 30, 2011 and 2010, respectively, resulting from Lexington's stock issuances.
(2)	Includes $6,020 for our share of net gains from asset sales and $8,977 for our share of a tax settlement gain.

(3)

The nine months ended September 30, 2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

(4)	Represents our equity in net income or loss in Verde Realty Operating Partnership, 85 10th Avenue Associates and others.

Income from Real Estate Fund

In the nine months ended September 30, 2011, we recognized $25,491,000 of income from the Fund, including $19,209,000 of net unrealized gains from the mark-to-market of investments in the Fund, and $3,085,000 of net realized gains from the disposition of an investment.  Of the $25,491,000, $15,703,000 was attributable to noncontrolling interests.  Accordingly, our share of the Fund’s income was $9,788,000 and includes $1,665,000 of accrued carried interest.  In addition, we recognized $1,803,000 of management, leasing and development fees which are included as a component of “fee and other income,” and incurred $3,451,000 of placement fees in connection with the February 2011 closing of the Fund, which is included in “general and administrative” expenses.

In the nine months ended September 30, 2010, we recognized a $1,410,000 loss from the Fund, primarily due to $1,500,000 of organization costs.  Of this loss, $1,091,000 was attributable to noncontrolling interests.

Results of Operations – Nine Months Ended September 30, 2011 Compared to September 30, 2010 - continued

Interest and Other Investment (Loss) Income, net

Interest and other investment income, net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was $95,121,000 in the nine months ended September 30, 2011, compared to $65,676,000 in the prior year’s nine months, an increase of $29,445,000. This increase resulted from:

(Amounts in thousands)
Mezzanine loans ($82,744 loss reversal and net gain on disposition in 2011, compared to a $6,900
loss accrual in 2010)	$89,644
J.C. Penney derivative position ($27,136 mark-to-market loss in 2011, compared to a $32,249
mark-to-market gain in 2010)	(59,385)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(4,182)
Other, net (primarily dividends and interest on marketable securities and mezzanine loans)	3,368
$29,445

Interest and Debt Expense

Interest and debt expense was $408,532,000 in the nine months ended September 30, 2011, compared to $423,354,000 in the prior year’s nine months, a decrease of $14,822,000.  This decrease was primarily due to savings of (i) $18,157,000 from the repayment of the Springfield Mall mortgage at a discount in December 2010, (ii) $13,946,000 applicable to the repurchase and retirement of convertible senior debentures and repayment of senior unsecured notes, and (iii) $13,899,000 from the deconsolidation of the Warner Building resulting from the sale of a 45% interest in October 2010, partially offset by (iv) $16,568,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers in August 2010, (v) $10,375,000 from the financing of 2121 Crystal Drive and Two Penn Plaza in the first quarter of 2011, and (vi) $3,783,000 from the consolidation of the San Jose Shopping Center resulting from the October 2010 acquisition of the 55% interest we did not previously own.

Net Loss on Extinguishment of Debt

In the nine months ended September 30, 2010, we recognized a $1,796,000 net loss on extinguishment of debt resulting from the acquisition and retirement of convertible senior debentures and senior unsecured notes.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $7,975,000 in the nine months ended September 30, 2011, compared to $12,759,000 in the prior year’s nine months and resulted primarily from the sale of residential condominiums and marketable securities.

Income Tax Expense

Income tax expense was $19,448,000 in the nine months ended September 30, 2011, compared to $15,993,000 in the prior year’s nine months, an increase of $3,455,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Results of Operations – Nine Months Ended September 30, 2011 Compared to September 30, 2010 - continued

Income (Loss) from Discontinued Operations

The table below sets forth the combined results of assets related to discontinued operations for the nine months ended September 30, 2011 and 2010.

	For the Nine Months Ended
	September 30,
(Amounts in thousands)	2011	2010
Total revenues	$36,486	$61,883
Total expenses	25,723	58,508
	10,763	3,375
Net gain on extinguishment of High Point debt	83,907	-
Net gain on sale of 1140 Connecticut Avenue and 1227 25th Street	45,862	-
Net gain on sales of other real estate	5,761	-
Litigation loss accrual and impairment loss	-	(15,056)
Income (loss) from discontinued operations	$146,293	$(11,681)

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $20,643,000 in the nine months ended September 30, 2011, compared to $1,490,000 in the prior year’s nine months, an increase of $19,153,000.  This resulted primarily from a $16,794,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership, including Unit Distributions

 Net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions for the nine months ended September 30, 2011 and 2010 is primarily comprised of allocations of income to redeemable noncontrolling interests of $36,385,000 and $26,785,000, respectively, and preferred unit distributions of the Operating Partnership of $10,979,000 and $6,702,000, respectively.  The increase of $9,600,000 in allocations of income to redeemable noncontrolling interests resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $47,743,000 for the nine months ended September 30, 2011, compared to $41,975,000 for the prior year’s nine months, an increase of $5,768,000.  This increase resulted from the issuance of Series J preferred shares during 2011, partially offset by the redemption of Series D-10 preferred shares in 2010.

Discount of Preferred Share and Unit Redemptions

In the nine months ended September 30, 2011, we recognized a $5,000,000 discount from the redemption of 1,000,000 Series   D-11 preferred units with a par value of $25.00 per unit, for an aggregate of $20,000,000 in cash, compared to a $4,382,000 discount in the prior year from the redemption of 1,600,000 Series D-10 preferred shares with a par value of $25.00 per unit for an aggregate of $35,618,000.

Results of Operations – Nine Months Ended September 30, 2011 Compared to September 30, 2010 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the nine months ended September 30, 2011	$456,366	$374,937	$273,158	$145,130
Add-back: non-property level overhead
expenses included above	14,389	19,504	22,034	23,855
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(16,953)	(48,045)	(8,702)	(96,528)
GAAP basis same store EBITDA for the nine months
ended September 30, 2011	453,802	346,396	286,490	72,457
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(37,187)	(3,358)	(21,507)	2,004
Cash basis same store EBITDA for the nine months
ended September 30, 2011	$416,615	$343,038	$264,983	$74,461

EBITDA for the nine months ended September 30, 2010	$448,418	$333,970	$268,571	$74,934
Add-back: non-property level overhead
expenses included above	13,824	18,079	22,591	20,252
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,544)	(12,870)	(13,908)	(21,627)
GAAP basis same store EBITDA for the nine months
ended September 30, 2010	459,698	339,179	277,254	73,559
Less: Adjustments for straight-line rents,
amortization of below-market leases, net, and other
non-cash adjustments	(45,031)	(4,624)	(28,434)	(537)
Cash basis same store EBITDA for the nine months
ended September 30, 2010	$414,667	$334,555	$248,820	$73,022

(Decrease) increase in GAAP basis same store EBITDA for
the nine months ended September 30, 2011 over the
nine months ended September 30, 2010	$(5,896)	$7,217	$9,236	$(1,102)

Increase in Cash basis same store EBITDA for
the nine months ended September 30, 2011 over the
nine months ended September 30, 2010	$1,948	$8,483	$16,163	$1,439

% (decrease) increase in GAAP basis same store EBITDA	(1.3%)	2.1%	3.3%	(1.5%)

% increase in Cash basis same store EBITDA	0.5%	2.5%	6.5%	2.0%

SUPPLEMENTAL INFORMATION

Three Months Ended September 30, 2011 vs. Three Months Ended June 30, 2011

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended September 30, 2011, compared to the three months ended June 30, 2011.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended September 30, 2011	$155,861	$106,607	$93,158	$15,448
Add-back: non-property level overhead expenses
included above	4,461	6,505	6,721	9,534
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(5,447)	1,500	(2,378)	(4,445)
GAAP basis same store EBITDA for the three months
ended September 30, 2011	154,875	114,612	97,501	20,537
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(10,862)	1,468	(8,898)	985
Cash basis same store EBITDA for the three months
ended September 30, 2011	$144,013	$116,080	$88,603	$21,522

EBITDA for the three months ended June 30, 2011(1)	$157,016	$111,517	$96,507	$23,998
Add-back: non-property level overhead expenses
included above	4,568	6,462	7,291	6,776
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(6,302)	(2,348)	(7,149)	(4,515)
GAAP basis same store EBITDA for the three months
ended June 30, 2011	155,282	115,631	96,649	26,259
Less: Adjustments for straight-line rents, amortization of
below-market leases, net, and other non-cash adjustments	(12,286)	1,095	(6,355)	722
Cash basis same store EBITDA for the three months
ended June 30, 2011	$142,996	$116,726	$90,294	$26,981

(Decrease) increase in GAAP basis same store EBITDA for
the three months ended September 30, 2011 over the
three months ended June 30, 2011	$(407)	$(1,019)	$852	$(5,722)

Increase (decrease) in Cash basis same store EBITDA for
the three months ended September 30, 2011 over the
three months ended June 30, 2011	$1,017	$(646)	$(1,691)	$(5,459)

% (decrease) increase in GAAP basis same store EBITDA	(0.3%)	(0.9%)	0.9%	(21.8%)

% increase (decrease) in Cash basis same store EBITDA	0.7%	(0.6%)	(1.9%)	(20.2%)

(1)	Below is the reconciliation of net income to EBITDA for the three months ended June 30, 2011.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
Net income attributable to Vornado for the three months
ended June 30, 2011	$72,002	$38,511	$43,639	$2,265
Interest and debt expense	36,953	34,093	24,468	9,595
Depreciation and amortization	47,621	38,306	28,400	11,227
Income tax expense	440	607	-	911
EBITDA for the three months ended June 30, 2011	$157,016	$111,517	$96,507	$23,998

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

Cash Flows for the Nine Months Ended September 30, 2011

Our cash and cash equivalents were $585,183,000 at September 30, 2011, a $105,606,000 decrease over the balance at December 31, 2010.  This decrease was primarily due to cash flows from financing activities, partially offset by cash flows from operating activities, as discussed below.

Our consolidated outstanding debt was $10,406,550,000 at September 30, 2011, a $482,892,000 decrease over the balance at December 31, 2010.  As of September 30, 2011 and December 31, 2010, $300,000,000 and $874,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2011 and 2012 $624,000,000 and $1,593,000,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using a portion of our $3,130,183,000 of available capacity (comprised of $585,183,000 of cash and cash equivalents and $2,545,000,000 of availability under our revolving credit facilities).

Cash flows provided by operating activities of $566,671,000 was comprised of (i) net income of $643,013,000 and (ii) distributions of income from partially owned entities of $75,612,000, partially offset by (iii) $8,352,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities, and (iv) the net change in operating assets and liabilities of $143,602,000, including $97,785,000 related to Real Estate Fund investments.

Net cash used in investing activities of $1,675,000 was comprised of (i) $440,865,000 of investments in partially owned entities, (ii) $109,963,000 of additions to real estate, (iii) $52,816,000 of development costs and construction in progress, (iv) $44,215,000 of investments in mezzanine loans receivable and other, and (v) $33,850,000 for the funding of collateral for the J.C. Penney derivative, partially offset by (vi) $274,283,000 of capital distributions from partially owned entities, (vii) $135,762,000 of proceeds from sales of real estate and related investments, (viii) changes in restricted cash of $121,463,000, (ix) $100,525,000 of proceeds from sales and repayments of mezzanine loans, (x) $28,700,000 from the return of derivative collateral, and (xi) $19,301,000 of proceeds from sales of marketable securities

Net cash used in financing activities of $670,602,000 was comprised of (i) $2,666,610,000 for the repayments of borrowings, (ii) $381,382,000 of dividends paid on common shares, (iii) $77,330,000 of distributions to noncontrolling interests, (iv) $43,675,000 of dividends paid on preferred shares, (v) $28,614,000 of debt issuance and other costs, (vi) $28,000,000 for the purchase of outstanding preferred units and shares, and (vii) $747,000 for the repurchase of shares related to stock compensation agreements and related tax holdings, partially offset by (viii) $2,184,167,000 of proceeds from borrowings, (ix) $239,037,000 of proceeds from the issuance of Series J preferred shares, (x) $109,605,000 of contributions from noncontrolling interests, and (xi) $22,947,000 of proceeds received from exercise of employee share options.

LIQUIDITY AND CAPITAL RESOURCES – continued

Cash Flows for the Nine Months Ended September 30, 2010

Our cash and cash equivalents were $846,254,000 at September 30, 2010, a $310,775,000 increase over the balance at December 31, 2009.  This increase resulted from $594,721,000 of net cash provided by operating activities and $51,097,000 of net cash provided by investing activities, partially offset by $335,043,000 of net cash used in financing activities.

Cash flows provided by operating activities of $594,721,000 was comprised of (i) net income of $425,887,000, (ii) $213,747,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income and equity in net income of partially owned entities and (iii) distributions of income from partially owned entities of $36,829,000, partially offset by (iv) the net change in operating assets and liabilities of $81,742,000, of which $62,500,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $51,097,000 was comprised of (i) proceeds from sales of marketable securities of $126,015,000, (ii) restricted cash of $125,204,000, (iii) proceeds from sales and repayments of mezzanine loans receivable of $109,594,000, (iv) proceeds from the sale of real estate and related investments of $48,998,000, (v) distributions of capital from partially owned entities of $45,613,000 and (vi) proceeds from maturing short-term investments of $40,000,000, partially offset by (vii) investments in partially owned entities of $159,053,000, (viii) additions to real estate of $98,789,000, (ix) development and redevelopment expenditures of $86,871,000, (x) investments in mezzanine loans receivable and other of $75,697,000, (xi) purchases of marketable securities of $13,917,000 and (xii) acquisitions of real estate and other of $10,000,000.

Net cash used in financing activities of $335,043,000 was comprised of (i) repayments of borrowings, including the purchase of our senior unsecured notes, of $1,462,652,000, (ii) dividends paid on common shares of $354,937,000, (iii) purchases of outstanding preferred units and shares of $48,600,000, (iv) dividends paid on preferred shares of $42,100,000, (v) distributions to noncontrolling interests of $41,055,000, (vi) repurchase of shares related to stock compensation arrangements and related tax withholdings of $25,659,000 and (vii) debt issuance costs of $14,942,000, partially offset by (viii) proceeds from borrowings of $1,603,359,000, (ix) contributions from noncontrolling interests of $39,351,000 and (x) $12,192,000 of proceeds received from the exercise of employee share options.

LIQUIDITY AND CAPITAL RESOURCES - continued

Capital Expenditures

Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital improvements include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.  Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2011.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Expenditures to maintain assets	$31,347	$11,361	$8,760	$5,162	$3,495	$2,569
Tenant improvements	82,537	48,105	18,671	4,734	10,705	322
Leasing commissions	23,762	16,567	4,182	1,315	1,575	123
Non-recurring capital expenditures	17,044	12,220	-	1,967	-	2,857
Total capital expenditures and leasing
commissions (accrual basis)	154,690	88,253	31,613	13,178	15,775	5,871
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	69,717	26,814	11,363	14,018	11,993	5,529
Expenditures to be made in future
periods for the current period	(97,374)	(57,532)	(17,794)	(7,693)	(9,711)	(4,644)
Total capital expenditures and leasing
commissions (cash basis)	$127,033	$57,535	$25,182	$19,503	$18,057	$6,756

Tenant improvements and leasing commissions:
Per square foot per annum	$3.59	$5.23	$4.38	$0.81	$3.53	$-
Percentage of initial rent	8.6%	9.0%	10.9%	3.2%	10.6%	-

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.  Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2011.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Bergen Town Center	$17,145	$-	$-	$17,145	$-	$-
Green Acres Mall	3,443	-	-	3,443	-	-
510 Fifth Avenue	2,367	-	-	2,367	-	-
West End 25	1,897	-	1,897	-	-	-
North Bergen, New Jersey	1,746	-	-	1,746	-	-
Crystal City Hotel	1,556	-	1,556	-	-	-
Crystal Square	1,502	-	1,502	-	-	-
Crystal Plaza 5	1,346	-	1,346	-	-	-
Poughkeepsie, New York	936	-	-	936	-	-
Other	20,878	3,011	7,249	5,102	412	5,104
	$52,816	$3,011	$13,550	$30,739	$412	$5,104

As of September 30, 2011, the estimated costs to complete the above projects are approximately $23,927,000.  We have also committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000 to develop our 220 Central Park South property into a new residential tower.  In addition, during 2012, we plan to redevelop 1851 South Bell Street, a 348,000 square foot office building in Crystal City, into a new 700,000 square foot office building (readdressed as 1900 Crystal Drive).  The estimated cost of this project is approximately $300,000,000, or $425 per square foot.  There can be no assurance that these projects will commence, or, if commenced, be completed on schedule or within budget.

LIQUIDITY AND CAPITAL RESOURCES - continued

Below is a summary of capital expenditures and leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2010.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Expenditures to maintain assets	$32,861	$14,233	$7,263	$3,032	$4,360	$3,973
Tenant improvements	98,465	41,678	11,146	11,701	28,905	5,035
Leasing commissions	23,884	12,560	4,352	1,702	3,982	1,288
Non-recurring capital expenditures	5,514	-	-	915	-	4,599
Total capital expenditures and leasing
commissions (accrual basis)	160,724	68,471	22,761	17,350	37,247	14,895
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	55,822	29,758	12,781	5,793	4,085	3,405
Expenditures to be made in future
periods for the current period	(97,385)	(38,665)	(13,045)	(13,027)	(27,159)	(5,489)
Total capital expenditures and leasing
commissions (cash basis)	$119,161	$59,564	$22,497	$10,116	$14,173	$12,811

Tenant improvements and leasing commissions:
Per square foot per annum	$3.69	$6.78	$2.58	$1.40	$4.43	$-
Percentage of initial rent	10.9%	14.0%	6.7%	5.8%	12.9%	-

Development and Redevelopment Expenditures

Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2010.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Bergen Town Center	$12,588	$-	$-	$12,588	$-	$-
Residential condominiums	11,806	-	-	-	-	11,806
West End 25	9,011	-	9,011	-	-	-
1540 Broadway	7,493	-	-	7,493	-	-
Green Acres Mall	6,991	-	-	6,991	-	-
220 20th Street	3,946	-	3,946	-	-	-
Beverly Connection	3,452	-	-	3,452	-	-
Poughkeepsie, New York	2,396	-	-	2,396	-	-
Other	29,188	4,702	8,115	10,515	1,180	4,676
	$86,871	$4,702	$21,072	$43,435	$1,180	$16,482

LIQUIDITY AND CAPITAL RESOURCES – continued

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, including coverage for terrorist acts, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2011, the aggregate dollar amount of these guarantees and master leases is approximately $151,959,000.

At September 30, 2011, $22,085,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As part of the process of obtaining the required approvals to demolish and develop our 220 Central Park South property into a new residential tower, we have committed to fund the estimated project cost of approximately $400,000,000 to $425,000,000.  In addition, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $264,000,000.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  As of September 30, 2011, we have a $40,733,000 receivable from Stop and Shop, of which $23,105,000 has been reserved.  We believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $40,733,000.

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

FFO for the Three and Nine Months Ended September 30, 2011 and 2010

FFO attributable to common shareholders plus assumed conversions was $195,125,000, or $1.05 per diluted share for the three months ended September 30, 2011, compared to $248,964,000, or $1.31 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions was $951,054,000, or $4.96 per diluted share, for the nine months ended September 30, 2011, compared to $814,030,000, or $4.29 per diluted share for the prior year’s nine months.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Three Months		For The Nine Months
(Amounts in thousands, except per share amounts)	Ended September 30,		Ended September 30,
Reconciliation of our net income to FFO:	2011	2010	2011	2010
Net income attributable to Vornado	$53,762	$104,252	$575,006	$390,910
Depreciation and amortization of real property	128,811	126,987	377,458	381,782
Net gain on sales of real estate	-	-	(51,623)	-
Proportionate share of adjustments to equity in net income of Toys, to arrive at FFO:
Depreciation and amortization of real property	17,947	18,132	52,844	53,296
Net gain on sales of real estate	-	-	(491)	-
Income tax effect of above adjustments	(6,280)	(6,347)	(18,320)	(18,654)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	27,541	19,481	73,743	58,555
Net gain on sales of real estate	(3,591)	-	(7,360)	(307)
Noncontrolling interests' share of above adjustments	(10,468)	(11,011)	(27,224)	(33,485)
FFO	207,722	251,494	974,033	832,097
Preferred share dividends	(17,627)	(13,442)	(47,743)	(41,975)
Discount on preferred share and unit redemptions	5,000	4,382	5,000	4,382
FFO attributable to common shareholders	195,095	242,434	931,290	794,504
Interest on 3.88% exchangeable senior debentures	-	6,490	19,670	19,405
Convertible preferred share dividends	30	40	94	121
FFO attributable to common shareholders plus assumed conversions	$195,125	$248,964	$951,054	$814,030

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	184,398	182,462	184,220	182,014
Effect of dilutive securities:
3.88% exchangeable senior debentures	-	5,736	5,736	5,736
Employee stock options and restricted share awards	1,667	1,706	1,764	1,741
Convertible preferred shares	54	70	55	71
Denominator for FFO per diluted share	186,119	189,974	191,775	189,562

FFO attributable to common shareholders plus assumed conversions
per diluted share	$1.05	$1.31	$4.96	$4.29

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2011				2010
			Weighted	Effect of 1%		Weighted
	September 30,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,060,734		1.98%	$20,607	$2,903,510	1.76%
Fixed rate	8,345,816		5.56%	-	7,985,932	5.66%
	$10,406,550		4.85%	20,607	$10,889,442	4.62%
Pro-rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$284,305		2.68%	2,843	$345,308	1.39%
Variable rate – Toys	512,084		5.48%	5,121	501,623	4.95%
Fixed rate (including $1,275,787,000 and
$1,421,820 of Toys debt in 2011 and 2010)	2,744,062	(1)	6.50%	-	2,428,986	6.86%
	$3,540,451		6.04%	7,964	$3,275,917	5.99%
Noncontrolling interests’ share of above				(1,857)
Total change in annual net income				$26,714
Per share-diluted				$0.14

(1)	Excludes $36.3 billion for our 26.2% pro rata shares of liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2011, variable rate debt with an aggregate principal amount of $557,120,000 and a weighted average interest rate of 2.81% was subject to LIBOR caps.  These caps are based on a notional amount of $558,479,000 and cap LIBOR at a weighted average rate of 5.68%.  In addition, we have one interest rate swap on a $425,000,000 loan that swapped the rate from LIBOR plus 2.00% (2.24% at September 30, 2011) to a fixed rate of 5.13% for the remaining seven-year term of the loan.

As of September 30, 2011, we have investments in mezzanine loans with an aggregate carrying amount of $76,362,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of September 30, 2011, the estimated fair value of our consolidated debt was $10,592,911,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income, net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. During the nine months ended September 30, 2011 we recognized a $27,136,000 loss from derivative instruments.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, such disclosure controls and procedures were effective.

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

On January 8, 2003, Stop & Shop filed a complaint with the United States District Court for the District of New Jersey (“USDC-NJ”) claiming that we had no right to reallocate and therefore continue to collect the $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the East Brunswick, Jersey City, Middletown, Union and Woodbridge leases to which the $5,000,000 of additional rent was previously allocated. Stop & Shop asserted that a prior order of the Bankruptcy Court for the Southern District of New York dated February 6, 2001, as modified on appeal to the District Court for the Southern District of New York on February 13, 2001, froze our right to reallocate which effectively terminated our right to collect the additional rent from Stop & Shop. On March 3, 2003, after we moved to dismiss for lack of jurisdiction, Stop & Shop voluntarily withdrew its complaint. On March 26, 2003, Stop & Shop filed a new complaint in New York State Supreme Court, asserting substantially the same claims as in its USDC-NJ complaint. We removed the action to the United States District Court for the Southern District of New York. In January 2005, that court remanded the action to the New York State Supreme Court. On February 14, 2005, we served an answer in which we asserted a counterclaim seeking a judgment for all the unpaid additional rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the additional rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect. On May 17, 2005, we filed a motion for summary judgment. On July 15, 2005, Stop & Shop opposed our motion and filed a cross-motion for summary judgment. On December 13, 2005, the Court issued its decision denying the motions for summary judgment. Both parties appealed the Court’s decision and on December 14, 2006, the Appellate Court division issued a decision affirming the Court’s decision.  On January 16, 2007, we filed a motion for the reconsideration of one aspect of the Appellate Court’s decision which was denied on March 13, 2007.  A trial was held in November 2010 and closing arguments were held in March 2011.  As of September 30, 2011, we have a $40,733,000 receivable from Stop and Shop, of which $23,105,000 has been reserved.  We believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $40,733,000.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2011, we issued 12,085 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

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

VORNADO REALTY TRUST
(Registrant)

Date: November 3, 2011	By:	/s/ Joseph Macnow
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
thereof, and J.P. Morgan Chase Bank N.A., as Administrative Agent for the Banks.
Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Quarterly Report on
Form 10-Q for the quarter ended June 30, 2011 (File No. 001-11954) filed on August 1, 2011

10.47	**	-	Letter Agreement between Vornado Realty Trust and Christopher G. Kennedy, dated
August 5, 2011

10.48	**	-	Waiver and Release between Vornado Realty Trust and Christopher G. Kennedy, dated
August 5, 2011

15.1		-	Letter regarding Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.