Form 10-K
period 2011-12-31
VORNADO REALTY TRUST
filed 2012-02-27
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001‑11954

VORNADO REALTY TRUST

 (Exact name of Registrant as specified in its charter)

Maryland	22‑1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894‑7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Series A Convertible Preferred Shares of beneficial interest, no par value	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

8.5% Series B	New York Stock Exchange

8.5% Series C	New York Stock Exchange

7.0% Series E	New York Stock Exchange

6.75% Series F	New York Stock Exchange

6.625% Series G	New York Stock Exchange

6.75% Series H	New York Stock Exchange

6.625% Series I	New York Stock Exchange

6.875% Series J	New York Stock Exchange

Secutities registered pursuant to Section 12(g) of the Act:     NONE

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

YES ☐   NO ☒

The aggregate market value of the voting and non-voting common shares held by non‑affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $15,602,381,000 at June 30, 2011.

As of December 31, 2011, there were 185,080,020 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 24, 2012.

This Annual Report on Form 10-K omits financial statements required under Rule 3-09 of Regulation S-X, for Toys “R” Us, Inc.  An amendment to this Annual Report on Form 10-K will be filed as promptly as practicable following the availability of such financial statements.

		INDEX

	Item	Financial Information:	Page Number

PART I.	1.	Business	4

	1A.	Risk Factors	11

	1B.	Unresolved Staff Comments	24

	2.	Properties	24

	3.	Legal Proceedings	61

	4.	Mine Safety Disclosures	61

PART II.	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	62

	6.	Selected Financial Data	64

	7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	66

	7A.	Quantitative and Qualitative Disclosures about Market Risk	117

	8.	Financial Statements and Supplementary Data	118

	9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	174

	9A.	Controls and Procedures	174

	9B.	Other Information	176

PART III.	10.	Directors, Executive Officers and Corporate Governance(1)	176

	11.	Executive Compensation(1)	177

	12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters(1)	177

	13.	Certain Relationships and Related Transactions, and Director Independence(1)	177

	14.	Principal Accounting Fees and Services(1)	177

PART IV.	15.	Exhibits, Financial Statement Schedules	178

Signatures			179

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2011, portions of which are incorporated by reference herein.

Forward-Looking Statements

Certain statements contained herein constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

PART I

ITEM 1.        BUSINESS

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in the Operating Partnership at December 31, 2011.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2011, we own all or portions of:

Office Properties:

•         In Midtown Manhattan – 30 properties aggregating 20.8 million square feet;

•         In the Washington, DC / Northern Virginia area – 77 properties aggregating 20.5 million square feet, including 63 office properties aggregating 17.5 million square feet and seven residential properties containing 2,424 units;

•         In San Francisco’s financial district – a 70% controlling interest in 555 California Street, a three-building office complex aggregating 1.8 million square feet, known as the Bank of America Center;

Retail Properties:

•         In Manhattan – 2.2 million square feet in 46 properties, of which 1.0 million square feet in 21 properties is in our Retail Properties segment and 1.2 million square feet in 25 properties is in our New York Office Properties segment;

•         134 strip shopping centers, regional malls, and single tenant retail assets aggregating 24.2 million square feet, primarily in the northeast states, California and Puerto Rico;

Merchandise Mart Properties:

•         5.7 million square feet of showroom and office space, including the 3.5 million square foot Merchandise Mart in Chicago;

Other Real Estate and Related Investments:

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg headquarters building;

•         A 25.0% interest in Vornado Capital Partners, our $800 million real estate fund.  We are the general partner and investment manager of the fund;

•         The 1,700 room Hotel Pennsylvania in Midtown Manhattan;

•         A 32.7% interest in Toys “R” Us, Inc.;

•         An 11.0% interest in J.C. Penney Company, Inc. (NYSE: JCP); and

•         Other real estate and related investments, marketable securities and mezzanine loans on real estate, including a 26.2% equity interest in LNR Property Corporation, an industry leading mortgage servicer and special servicer.

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

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.  We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire these securities in the future.

VorNADO CAPITAL PARTNERS REAL ESTATE FUND (The “FUND”)

In February 2011, the Fund’s subscription period closed with an aggregate of $800,000,000 of capital commitments, of which we committed $200,000,000.  We are the general partner and investment manager of the Fund, which has an eight-year term and a three-year investment period.  During the investment period, which concludes in July 2013, the Fund is our exclusive investment vehicle for all investments that fit within its investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) non-controlling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

During 2011, the Fund made three investments (described below) aggregating $248,500,000 and exited two investments.  As of December 31, 2011, the Fund has five investments with an aggregate fair value of approximately $346,650,000, or $11,995,000 in excess of cost, and has remaining unfunded commitments of $416,600,000, of which our share is $104,150,000.

          One Park Avenue

On March 1, 2011, the Fund as a co-investor (64.7% interest), together with Vornado (30.3% interest), acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000.  The purchase price consisted of $137,000,000 in cash and 95% of a $250,000,000 five-year mortgage that bears interest at 5.0%.

Crowne Plaza Times Square

On December 16, 2011, the Fund formed a joint venture with the owner of the property to recapitalize the Crowne Plaza Hotel in Times Square.  The property is located at 48th Street and Broadway in Times Square and is comprised of a 795-key hotel, 14,000 square feet of prime retail space, 212,000 square feet of office space, nine large signage offerings, a 159-space parking garage and a health club.  The joint venture plans to reconfigure and reposition the retail and office space as well as add additional signage.  Vornado will manage and lease the commercial components of the property and the joint venture partner will asset manage the hotel.  This transaction was initiated by us in May 2011, when the Fund acquired a $34,000,000 mezzanine position in the junior most tranche of the property’s mezzanine debt.  In December 2011, the Fund contributed $31,000,000 and its partner contributed $22,000,000 of new capital to pay down third party debt and for future capital expenditures.  The new capital was contributed in the form of debt that is convertible into preferred equity that receives a priority return and then will receive a profit participation.  The Fund has an economic interest of approximately 38% in the property.  The Fund’s investment is subordinate to the property’s $259,000,000 of senior debt which matures in December 2013, with a one-year extension option.

VorNADO CAPITAL PARTNERS REAL ESTATE FUND (The “FUND”) - CONTINUED

11 East 68th Street

On December 29, 2011, the Fund committed to acquire the retail portion of 11 East 68th Street, an 11-story residential and retail property located on Madison Avenue and 68th Street, for $50,500,000.  The retail portion of the property consists of two retail units aggregating 5,000 square feet.  The Fund provided $21,200,000 at closing and will provide the remaining $29,300,000 over the next two years.  In addition, the Fund has also provided a $21,000,000 mezzanine loan on the residential portion of the property, which bears paid-in-kind interest at 15%, matures in three years and has a one-year extension option.

ACQUISITIONS and investments

1399 New York Avenue (the “Executive Tower”)

On December 23, 2011, we acquired the 97.5% interest that we did not already own in the Executive Tower, an 11-story, 128,000 square foot Class A office building located in the Washington, CBD East End submarket close to the White House, for $104,000,000 in cash.

666 Fifth Avenue Office

On December 16, 2011, we formed a joint venture with an affiliate of the Kushner Companies to recapitalize the office portion of 666 Fifth Avenue, a 39-story, 1.4 million square foot Class A office building in Manhattan, located on the full block front of Fifth Avenue between 52nd and 53rd Street.  We acquired a 49.5% interest in the property from the Kushner Companies, the current owner.  In connection therewith, the existing $1,215,000,000 mortgage loan was modified by LNR, the special servicer, into a $1,100,000,000 A-Note and a $115,000,000 B-Note and extended to February 2019; and a portion of the current pay interest was deferred to the B-Note.  We and the Kushner Companies have committed to lend the joint venture an aggregate of $110,000,000 (of which our share is $80,000,000) for tenant improvements and working capital for the property, which is senior to the $115,000,000 B-Note. In addition, we have provided the A-Note holders a limited recourse and cooperation guarantee of up to $75,000,000 if an event of default occurs and is ongoing.

Independence Plaza

On June 17, 2011, a joint venture in which we are a 51% partner invested $55,000,000 in cash (of which we contributed $35,000,000) to acquire a face amount of $150,000,000 of mezzanine loans and a $35,000,000 participation in a senior loan on Independence Plaza, a residential complex comprised of three 39-story buildings in the Tribeca submarket of Manhattan.

280 Park Avenue Joint Venture

On March 16, 2011, we formed a 50/50 joint venture with SL Green Realty Corp to own the mezzanine debt of 280 Park Avenue, a 1.2 million square foot office building located between 48th and 49th Streets in Manhattan (the “Property”).  We contributed our mezzanine loan with a face amount of $73,750,000 and they contributed their mezzanine loans with a face amount of $326,250,000 to the joint venture.  We equalized our interest in the joint venture by paying our partner $111,250,000 in cash and assuming $15,000,000 of their debt.  On May 17, 2011, as part of the recapitalization of the Property, the joint venture contributed its debt position for 99% of the common equity of a new joint venture which owns the Property.  The new joint venture’s investment is subordinate to $710,000,000 of third party debt.  The new joint venture expects to spend $150,000,000 for re-tenanting and repositioning the Property.

Dispositions

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building located in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,200,000 that will be recognized in the first quarter of 2012.

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

On January 12, 2011, we sold 1140 Connecticut Avenue and 1227 25th Street in Washington, DC, for $127,000,000 in cash, which resulted in a net gain of $45,862,000.

In 2011, we sold three retail properties in separate transactions for an aggregate of $40,990,000 in cash, which resulted in net gains of $5,761,000.

Financing Activities

Senior Unsecured Debt

On November 30, 2011, we completed a public offering of $400,000,000 aggregate principal amount of 5.0%, ten-year senior unsecured notes and retained net proceeds of approximately $395,584,000.  The notes were sold at 99.546% of their face amount to yield 5.057%.

In 2011, we renewed both of our unsecured revolving credit facilities aggregating $2,500,000,000.  The first facility, which was renewed in June 2011, bears interest on drawn amounts at LIBOR plus 1.35% and has a 0.30% facility fee (drawn or undrawn).  The second facility, which was renewed in November 2011, bears interest on drawn amounts at LIBOR plus 1.25% and has a 0.25% facility fee (drawn or undrawn).  The LIBOR spread and facility fee on both facilities are based on our credit ratings.  Both facilities mature in four years and have one-year extension options.  As of December 31, 2011, an aggregate of $138,000,000 was outstanding under these facilities.

Secured Debt

On January 9, 2012, we completed a $300,000,000 refinancing of 350 Park Avenue, a 557,000 square foot Manhattan office building. The five-year fixed rate loan bears interest at 3.75% and amortizes based on a 30-year schedule beginning in the third year. The proceeds of the new loan and $132,000,000 of existing cash were used to repay the existing loan and closing costs.

On December 28, 2011, we completed a $330,000,000 refinancing of Eleven Penn Plaza, a 1.1 million square foot Manhattan office building. The seven-year loan bears interest at LIBOR plus 2.35% and amortizes based on a 30-year schedule beginning in the fourth year. We retained net proceeds of approximately $126,000,000 after repaying the existing loan and closing costs.

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

On May 11, 2011, we repaid the outstanding balance of the construction loan on West End 25, and closed on a $101,671,000 mortgage at a fixed rate of 4.88%.  The loan has a 10-year term and amortizes based on a 30-year schedule beginning in the sixth year.

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

Financing Activities - CONTINUED

Secured Debt - continued

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

On January 6, 2011, we completed a $60,000,000 financing of land under a portion of the Borgata Hotel and Casino complex. The 10-year fixed rate loan bears interest at 5.14% and amortizes based on a 30-year schedule beginning in the third year.

Preferred Equity

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  On May 5, 2011 and August 5, 2011 we sold an additional 800,000 and 1,000,000 shares, respectively, at a price of $25.00 per share.  We retained aggregate net proceeds of $238,842,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 9,850,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).

Development and Redevelopment Projects

We are evaluating various development and redevelopment opportunities which we estimate could require as much as $1.5 billion to be expended over the next five years. These opportunities include:

•         demolition of a 372,000 square foot office building in Crystal City, to construct a 700,000 square foot office building;

•         renovation of the Hotel Pennsylvania;

•         construction of a luxury residential condominium at 220 Central Park South, adjacent to Central Park;

•         re-tenanting and repositioning of 330 West 34th Street;

•         re-tenanting and repositioning of 280 Park Avenue;

•         complete renovation of the 1.4 million square foot Springfield Mall; and

•         re-tenanting and repositioning a number of our strip shopping centers.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, Rosslyn, Pentagon City and Crystal City, for which plans, budgeted costs and financings have yet to be determined.

Cleveland Medical Mart Development Project

In 2010, two of our wholly owned subsidiaries entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County is funding the development of the Facility, using the proceeds it received from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, our subsidiaries will receive net settled payments of approximately $10,000,000 per year, which are net of its $36,000,000 annual obligation to the County.  Our subsidiaries’ obligation has been pledged by the County to the bondholders, but is payable by our subsidiaries only to the extent that they first receive at least an equal payment from the County.  Construction of the Facility is expected to be completed in 2013.  As of December 31, 2011, $145,824,000 of the $465,000,000 development budget was expended.

There can be no assurance that any of our development projects will commence, or if commenced, be completed on schedule or within budget.

SEGMENT DATA

We operate in the following business segments: New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties and Toys “R” Us (“Toys”).  Financial information related to these business segments for the years ended December 31, 2011, 2010 and 2009 is set forth in Note 22 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.  The Merchandise Mart Properties segment has trade show operations in Canada and Switzerland. The Toys segment has 770 locations internationally.

SEASONALITY

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings, cash flows and funds from operations, and therefore impacts comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of its fiscal year net income. The New York and Washington, DC Office Properties and Merchandise Mart Properties segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart Properties segment has also experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail Properties segment revenue in the fourth quarter is typically higher due to the recognition of percentage and specialty rental income.

tenants ACCOUNTING FOR over 10% of revenues

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2011, 2010 and 2009.

Certain Activities

We do not base our acquisitions and investments on specific allocations by type of property. We have historically held our properties for long‑term investment; however, it is possible that properties in the portfolio may be sold as circumstances warrant. Further, we have not adopted a policy that limits the amount or percentage of assets which could be invested in a specific property or property type. While we may seek the vote of our shareholders in connection with any particular material transaction, generally our activities are reviewed and may be modified from time to time by our Board of Trustees without the vote of shareholders.

Employees

As of December 31, 2011, we have approximately 4,823 employees, of which 322 are corporate staff. The New York Office Properties segment has 137 employees and an additional 2,816 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York Office and Washington, DC Office properties. The Washington, DC Office Properties, Retail Properties and Merchandise Mart Properties segments have 457, 168 and 409 employees, respectively, and the Hotel Pennsylvania has 514 employees. The foregoing does not include employees of partially owned entities, including Toys or Alexander’s, of which we own 32.7% and 32.4%, respectively.

principal executive offices

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894‑7000.

MATERIALS AVAILABLE ON OUR WEBSITE

Copies of our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  Copies of these documents are also available directly from us free of charge.  Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K.  Copies of our filings under the Securities Exchange Act of 1934 are also available free of charge from us, upon request.

ITEM 1A.     RISK FACTORS

Material factors that may adversely affect our business, operations and financial condition are summarized below.  The risks and uncertainties described herein may not be the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  See “Forward-Looking Statements” contained herein on page 3.

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

There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy, which over the past few years have negatively affected substantially all businesses, including ours.  Demand for office and retail space may continue to decline nationwide as it did in 2008 and 2009, due to bankruptcies, downsizing, layoffs and cost cutting.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our debt and equity securities.

Real estate is a competitive business.

Our business segments – New York Office Properties, Washington, DC Office Properties, Retail Properties, Merchandise Mart Properties and Toys – operate in a highly competitive environment. We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC / Northern Virginia area. We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are. Principal factors of competition include rents charged, attractiveness of location, the quality of the property and the breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population trends.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2.0 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure.  We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

In 2011, approximately 74% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City / New Jersey metropolitan areas and the Washington, DC / Northern Virginia area. We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact these markets in either the short or long term. Declines in the economy or declines in real estate markets in these areas could hurt our financial performance and the value of our properties. The factors affecting economic conditions in these regions include:

•      financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•      space needs of, and budgetary constraints affecting, the United States Government, including the effect of a deficit reduction plan and/or base closures and repositioning under the Defense Base Closure and Realignment Act of 2005, as amended;

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

We have grown rapidly since 2001 through acquisitions. We may not be able to maintain this rapid growth and our failure to do so could adversely affect our stock price.

We have experienced rapid growth since 2001, increasing our total assets from approximately $6.8 billion at December 31, 2001 to approximately $20.4 billion at December 31, 2011. We may not be able to maintain a similar rate of growth in the future or manage growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations as well as the amount of cash available for distributions to shareholders.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategy. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing newly-developed or acquired properties at rents sufficient to cover costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of acquisition. Development of our existing properties presents similar risks.

From time to time we have made, and in the future we may seek to make, one or more material acquisitions.  The announcement of such a material acquisition may result in a rapid and significant decline in the price of our common shares.

We are continuously looking at material transactions that we believe will maximize shareholder value.  However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our common shares and convertible and exchangeable securities.

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

Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro rata share of Toys’ net earnings on a one-quarter lag basis. For example, our financial results for the year ended December 31, 2011 include Toys’ financial results for its first, second and third quarters ended October 29, 2011, as well as Toys’ fourth quarter results of 2010. Because of the seasonality of Toys, our reported quarterly net income shows increased volatility. We may also, in the future and from time to time, invest in other businesses that may report financial results that are more volatile than our historical financial results.

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

We invest, and may in the future invest, in subordinated or mezzanine debt of certain entities that have significant real estate assets.  These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate.  These investments involve a greater risk of loss than investments in senior mortgage loans which are secured by real property.  If a borrower defaults on debt to us or on debt senior to us, or declares bankruptcy, we may not be able to recover some or all of our investment.  In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments.  The value of the assets securing or supporting our investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure.  Such deteriorations in value may result in the recognition of impairment losses and/or valuation allowances on our statements of income.  As of December 31, 2011, our investments in mezzanine debt securities have an aggregate carrying amount of $133,948,000.

We evaluate the collectibility of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable.  A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, to the value of the collateral if the loan is collateral dependent.  There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we will actually collect, including amounts we would collect if we chose to sell these investments before their maturity.  If we collect less than our estimates, we will record impairment losses which could be material.

We invest in marketable equity securities of companies that have significant real estate assets.  The value of these investments may decline as a result of operating performance or economic or market conditions.

We invest in marketable equity securities of publicly-traded real estate companies or companies that have significant real estate assets, such as J.C. Penney.  As of December 31, 2011, our marketable securities have an aggregate carrying amount of $741,321,000.  Significant declines in the value of these investments due to operating performance or economic or market conditions may result in the recognition of impairment losses which could be material.

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

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of Class A units of the Operating Partnership, including Vornado. Thus, Vornado’s ability to pay cash dividends to its shareholders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to holders of its Class A units, including Vornado.  As of December 31, 2011, there were six series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $280,955,000.

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

As of December 31, 2011, we had approximately $14.5 billion of total debt outstanding, including our pro rata share of debt of partially owned entities, and excluding $33.3 billion for our pro rata share of LNR’s liabilities related to its consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us.  Our ratio of total debt to total enterprise value was approximately 47%. When we say “enterprise value” in the preceding sentence, we mean market equity value of our common and preferred shares plus total debt outstanding, including our pro rata share of debt of partially owned entities, and excluding LNR’s liabilities related to its consolidated CMBS and CDO trusts.  In the future, we may incur additional debt to finance acquisitions or property developments and thus increase our ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of existing variable rate debt and any new debt or other market rate security or instrument may increase.  Furthermore, we may not be able to refinance existing indebtedness in sufficient amounts or on acceptable terms.

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

As of December 31, 2011, Interstate Properties, a New Jersey general partnership, and its partners owned an aggregate of approximately 6.3% of the common shares of Vornado and 27.2% of the common stock of Alexander’s, which is described below.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Vornado, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s.

Because of these overlapping interests, Mr. Roth and Interstate Properties and its partners may have substantial influence over Vornado and on the outcome of any matters submitted to Vornado’s shareholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and our other equity or debt holders. In addition, Mr. Roth, Interstate Properties and its partners, and Alexander’s currently and may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

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

As of December 31, 2011, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT engaged in leasing, managing, developing and redeveloping properties, focusing primarily on the locations where its department stores operated before they ceased operations in 1992. Alexander’s has seven properties, which are located in the greater New York metropolitan area.  In addition to the 2.0% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 27.2% of the outstanding common stock of Alexander’s as of December 31, 2011. Mr. Roth is the Chairman of the Board of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s and general partners of Interstate Properties.  Michael D. Fascitelli is the President and Chief Executive Officer of Vornado and the President of Alexander’s and Dr. Richard West is a trustee of Vornado and a director of Alexander’s.  In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Alexander’s.  Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

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

•         our dividend policy;

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

•         the extent of institutional investor interest in us;

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

•         all other risk factors addressed elsewhere in this Annual Report on the Form 10-K.

A significant decline in our stock price could result in substantial losses for shareholders.

Vornado has many shares available for future sale, which could hurt the market price of its shares.

The interests of our current shareholders could be diluted if we issue additional equity securities. As of December 31, 2011, we had authorized but unissued, 64,919,980 common shares of beneficial interest, $.04 par value and 67,813,291 preferred shares of beneficial interest, no par value; of which 28,304,971 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 5,800,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units.  Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions.  In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration.  We cannot predict the effect that future sales of our common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our outstanding shares.

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

ITEM 2.                PROPERTIES - Continued

			Weighted		Square Feet
			Average				Under Development
	%	%	Annual Rent		Total		or Not Available		Encumbrances
Property	Ownership	Occupancy	PSF (1)		Property	In Service	for Lease		(in thousands)	Major Tenants
NEW YORK OFFICE:
New York City:
Penn Plaza:
One Penn Plaza	100.0%	94.5%	$56.40		2,466,000	2,466,000	-		$-	BMG Columbia House, Cisco, Kmart, MWB Leasing,
(ground leased through 2098)										Parsons Brinkerhoff, United Health Care,
										United States Customs Department,
										URS Corporation Group Consulting

Two Penn Plaza	100.0%	97.1%	47.50		1,589,000	1,589,000	-		425,000	LMW Associates, EMC, Forest Electric, IBI,
										Madison Square Garden, McGraw-Hill Companies, Inc.

Eleven Penn Plaza	100.0%	95.5%	54.25		1,075,000	1,075,000	-		330,000	Macy's, Madison Square Garden, Rainbow Media Holdings

100 West 33rd Street	100.0%	93.6%	47.93		847,000	847,000	-		159,361	Bank of America, Draftfcb

330 West 34th Street	100.0%	100.0%	26.53		635,000	460,000	175,000	*	50,150	City of New York, Interieurs Inc.
(ground leased through 2148 - 34.8%
ownership interest in the land)
Total Penn Plaza		95.7%	49.96		6,612,000	6,437,000	175,000		964,511

East Side:
909 Third Avenue	100.0%	92.4%	55.94	(2)	1,332,000	1,332,000	-		203,217	J.P. Morgan Securities Inc., Citibank, Forest Laboratories,
(ground leased through 2063)										Geller & Company, Morrison Cohen LLP, Robeco USA Inc.,
										United States Post Office,
										The Procter & Gamble Distributing LLC.

150 East 58th Street	100.0%	92.8%	60.64		537,000	537,000	-		-	Castle Harlan, Tournesol Realty LLC (Peter Marino),
										Various showroom tenants

Total East Side		92.5%	57.29		1,869,000	1,869,000	-		203,217

West Side:
888 Seventh Avenue	100.0%	98.8%	81.08		867,000	867,000	-		318,554	New Line Realty, Soros Fund,
(ground leased through 2067)										TPG-Axon Capital, Vornado Executive Headquarters

1740 Broadway	100.0%	99.3%	61.76		597,000	597,000	-		-	Davis & Gilbert, Limited Brands,
										Dept. of Taxation of the State of N.Y.

57th Street	50.0%	93.9%	46.65		188,000	188,000	-		21,864	Various

825 Seventh Avenue	50.0%	100.0%	45.44		165,000	165,000	-		20,080	Young & Rubicam

Total West Side		98.6%	67.93		1,817,000	1,817,000	-		360,498

Park Avenue:
350 Park Avenue	100.0%	95.4%	77.82		557,000	557,000	-		430,000	Tweedy Browne Company, MFA Financial Inc., M&T Bank,
										Ziff Brothers Investment Inc., Kissinger Associates, Inc.

280 Park Avenue	49.5%	100.0%	78.63		1,218,000	943,000	275,000		737,678	Cohen & Steers Inc., Credit Suisse (USA) Inc.,
										General Electric Capital Corp., Investcorp International Inc.,
										National Football League
Total Park Avenue		98.5%	78.38		1,775,000	1,500,000	275,000		1,167,678

Grand Central:
90 Park Avenue	100.0%	98.4%	59.02		910,000	910,000	-		-	Alston & Bird, Amster, Rothstein & Ebenstein,
										Capital One N.A., First Manhattan Consulting,
										Sanofi-Synthelabo Inc., STWB Inc.

330 Madison Avenue	25.0%	100.0%	59.96		809,000	766,000	43,000	*	150,000	Acordia Northeast Inc., Artio Global Management,
										Dean Witter Reynolds Inc., HSBC Bank AFS,
										GPFT Holdco LLC (Guggenheim LLC), Jones Lang LaSalle Inc.
Total Grand Central		99.2%	59.46		1,719,000	1,676,000	43,000		150,000

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
NEW YORK OFFICE (Continued):
Madison/Fifth:
640 Fifth Avenue	100.0%	100.0%	$76.46	324,000	324,000	-	$-	ROC Capital Management LP, Citibank N.A.,
								Fidelity Investments, Hennes & Mauritz,
								Janus Capital Group Inc., GSL Enterprises Inc.,
								Scout Capital Management,
								Legg Mason Investment Counsel

666 Fifth Avenue	49.5%	81.1%	81.29	1,437,000	1,437,000	-	1,035,884	Citibank N.A., Fulbright & Jaworski, Integrated Holding Group,
								Vinson & Elkins LLP, Uniqlo

595 Madison Avenue	100.0%	93.2%	65.34	321,000	321,000	-	-	Beauvais Carpets, Coach, Levin Capital Strategies LP,
								Prada, Cosmetech Mably Int'l LLC.

689 Fifth Avenue	100.0%	94.1%	75.13	89,000	89,000	-	-	Elizabeth Arden, Red Door Salons, Zara,
								Yamaha Artist Services Inc.

Total Madison/Fifth		86.2%	77.96	2,171,000	2,171,000	-	1,035,884

United Nations:
866 United Nations Plaza	100.0%	94.4%	52.41	358,000	358,000	-	44,978	Fross Zelnick, Mission of Japan,
								The United Nations, Mission of Finland

Midtown South:
770 Broadway	100.0%	99.8%	54.67	1,078,000	1,078,000	-	353,000	AOL, J. Crew, Kmart, Structure Tone,
								Nielsen Company (US) Inc.

One Park Avenue	30.3%	95.2%	42.59	932,000	932,000	-	250,000	New York University, Coty Inc.,
								Public Service Mutual Insurance

Total Midtown South		97.7%	49.07	2,010,000	2,010,000	-	603,000

Rockefeller Center:
1290 Avenue of the Americas	70.0%	96.6%	69.07	2,081,000	2,081,000	-	413,111	AXA Equitable Life Insurance, Bank of New York Mellon,
								Broadpoint Gleacher Securities Group, Bryan Cave LLP,
								Microsoft Corporation, Morrison & Foerster LLP,
								Warner Music Group, Cushman & Wakefield, Fitzpatrick,
								Cella, Harper & Scinto, Columbia University

Downtown:
20 Broad Street	100.0%	98.1%	52.38	472,000	472,000	-	-	New York Stock Exchange
(ground leased through 2081)

40 Fulton Street	100.0%	89.3%	34.57	250,000	250,000	-	-	Graphnet Inc., Market News International Inc., Sapient Corp.

Total Downtown		95.0%	46.21	722,000	722,000	-	-

Total New York City		90.6%	53.63	21,134,000	20,641,000	493,000	4,942,877

New Jersey
Paramus	100.0%	86.8%	21.91	132,000	132,000	-	-	Vornado's Administrative Headquarters

Total New York Office		95.3%	$59.68	21,266,000	20,773,000	493,000	$4,942,877

Vornado's Ownership Interest		95.6%	$58.70	17,868,000	17,546,000	322,000	$3,583,787

* We do not capitalize interest or real estate taxes on this space.

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

(2) Excludes US Post Office leased through 2038 (including five 5-year renewal options for which the annual escalated rent is $11.23 PSF).

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
WASHINGTON, DC OFFICE:
Crystal City:
2011-2451 Crystal Drive - 5 buildings	100.0%	94.9%	$41.33	2,300,000	2,300,000	-	$274,305	General Services Administration, Lockheed Martin,
								Conservation International, Boeing,
								Smithsonian Institution, Natl. Consumer Coop. Bank,
								Archstone Trust, Council on Foundations,
								Vornado / Charles E. Smith Headquarters,
								KBR, General Dynamics, Scitor Corp.,
								Food Marketing Institute

S. Clark Street / 12th Street - 5 buildings	100.0%	97.1%	41.60	1,511,000	1,511,000	-	141,500	General Services Administration,
								SAIC, Inc., Boeing, L-3 Communications,
								The Int'l Justice Mission

1550-1750 Crystal Drive /	100.0%	95.6%	40.22	1,485,000	1,485,000	-	121,067	General Services Administration,
241-251 18th Street - 4 buildings								Alion Science & Technologies, Booz Allen,
								Arete Associates, Battelle Memorial Institute

1800, 1851 and 1901 South Bell Street	100.0%	97.2%	39.80	869,000	869,000	-	-	General Services Administration,
- 3 buildings								Lockheed Martin

2100 / 2200 Crystal Drive - 2 buildings	100.0%	100.0%	32.47	529,000	529,000	-	-	General Services Administration,
								Public Broadcasting Service

223 23rd Street / 2221 South Clark Street	100.0%	100.0%	39.27	309,000	84,000	225,000	-	General Services Administration
- 2 buildings

2001 Jefferson Davis Highway	100.0%	71.8%	35.72	162,000	162,000	-	-	National Crime Prevention, Institute for Psychology,
								Qinetiq North America

Crystal City Shops at 2100	100.0%	60.4%	34.74	81,000	81,000	-	-	Various

Crystal Drive Retail	100.0%	94.5%	43.99	57,000	57,000	-	-	Various

Total Crystal City	100.0%	95.5%	40.10	7,303,000	7,078,000	225,000	536,872

Central Business District:
Universal Buildings	100.0%	93.4%	41.81	682,000	682,000	-	98,239	Family Health International
1825-1875 Connecticut Avenue, NW
- 2 buildings

Warner Building - 1299 Pennsylvania	55.0%	49.1%	68.59	607,000	607,000	-	292,700	Baker Botts, LLP, General Electric
Avenue, NW

409 3rd Street, NW	100.0%	98.5%	43.09	409,000	409,000	-	-	General Services Administration

2101 L Street, NW	100.0%	94.0%	59.29	380,000	380,000	-	150,000	Greenberg Traurig, LLP, US Green Building Council,
								American Insurance Association, RTKL Associates,
								Cassidy & Turley

1750 Pennsylvania Avenue, NW	100.0%	97.0%	44.06	261,000	261,000	-	44,330	General Services Administration

1150 17th Street, NW	100.0%	81.8%	46.43	239,000	239,000	-	28,728	American Enterprise Institute

Bowen Building - 875 15th Street, NW	100.0%	96.7%	63.48	231,000	231,000	-	115,022	Paul, Hastings, Janofsky & Walker LLP,
								Millennium Challenge Corporation

1101 17th Street, NW	55.0%	90.6%	44.53	214,000	214,000	-	-	AFSCME

1730 M Street, NW	100.0%	87.3%	43.94	203,000	203,000	-	14,853	General Services Administration

ITEM 2.                PROPERTIES - Continued

				Weighted	Square Feet
				Average			Under Development
	%		%	Annual Rent	Total		or Not Available		Encumbrances
Property	Ownership		Occupancy	PSF (1)	Property	In Service	for Lease		(in thousands)	Major Tenants
WASHINGTON, DC OFFICE (Continued):
1726 M Street, NW	100.0%		85.9%	$39.58	90,000	90,000	-		$-	Aptima, Inc., Nelnet Corporation

Waterfront Station	2.5%		-	-	1,058,000	-	1,058,000	*	-

1501 K Street, NW	5.0%		98.2%	59.36	379,000	379,000	-		-	Sidley Austin LLP, UBS

1399 New York Avenue, NW	100.0%		93.2%	76.57	128,000	128,000	-		-	Bloomberg

Total Central Business District			88.3%	50.21	4,881,000	3,823,000	1,058,000		743,872

I-395 Corridor:
Skyline Place - 7 buildings	100.0%		68.3%	34.93	2,118,000	2,118,000	-		543,300	General Services Administration, SAIC, Inc.,
										Northrop Grumman, Axiom Resource Management,
										Booz Allen, Jacer Corporation, Intellidyne, Inc.

One Skyline Tower	100.0%		100.0%	32.72	518,000	518,000	-		134,700	General Services Administration

Total I-395 Corridor	100.0%		74.5%	34.34	2,636,000	2,636,000	-		678,000

Rosslyn / Ballston:
2200 / 2300 Clarendon Blvd	100.0%		94.4%	40.50	634,000	634,000	-		53,344	Arlington County, General Services Administration,
(Courthouse Plaza) - 2 buildings										AMC Theaters
(ground leased through 2062)

Rosslyn Plaza - Office - 4 buildings	46.2%		81.8%	36.11	731,000	731,000	-		56,680	General Services Administration

Total Rosslyn / Ballston			90.0%	39.03	1,365,000	1,365,000	-		110,024

Reston:
Reston Executive - 3 buildings	100.0%		68.0%	32.23	494,000	494,000	-		93,000	SAIC, Inc., Quadramed Corp

Commerce Executive - 3 buildings	100.0%	`	86.2%	28.55	399,000	399,000	-		-	L-3 Communications, Allworld Language Consultants,
										BT North America

Total Reston			76.1%	30.38	893,000	893,000	-		93,000

Rockville/Bethesda:
Democracy Plaza One	100.0%		90.9%	41.04	214,000	214,000	-		-	National Institutes of Health
(ground leased through 2084)

Tysons Corner:
Fairfax Square - 3 buildings	20.0%		85.8%	37.23	528,000	528,000	-		70,974	EDS Information Services, Dean & Company,
										Womble Carlyle

Pentagon City:
Fashion Centre Mall	7.5%		99.4%	39.28	819,000	819,000	-		410,000	Macy's, Nordstrom

Washington Tower	7.5%		100.0%	47.01	170,000	170,000	-		40,000	The Rand Corporation

Total Pentagon City			99.8%	40.61	989,000	989,000	-		450,000

Total Washington, DC office properties			88.5%	$41.13	18,809,000	17,526,000	1,283,000		$2,682,742

Vornado's Ownership Interest			88.7%	$40.63	15,316,000	15,065,000	251,000		$2,048,000

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average				Under Development
	%	%	Annual Rent	Total			or Not Available		Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property		In Service	for Lease		(in thousands)	Major Tenants
WASHINGTON, DC OFFICE (Continued):
Other:
For rent residential:
Riverhouse (1,680 units)	100.0%	96.6%	$-	1,802,000		1,802,000	-		$259,546

West End 25 (283 units)	100.0%	96.4%	-	272,000		272,000	-		101,671

220 20th Street (265 units)	100.0%	96.9%	-	272,000		272,000	-		75,037

Rosslyn Plaza (196 units)	43.7%	96.9%	-	253,000		253,000	-		-

Crystal City Hotel	100.0%	100.0%	-	266,000		266,000	-		-

Warehouses	100.0%	100.0%	-	160,000		129,000	31,000	*	-

Other - 3 buildings	100.0%	100.0%	-	11,000		9,000	2,000	*	-

Total Other				3,036,000		3,003,000	33,000		436,254

Total Washington, DC Properties		89.8%	$41.13	21,845,000	(2)	20,529,000	1,316,000		$3,118,996

Vornado's Ownership Interest		90.0%	$40.63	18,209,000		17,925,000	284,000		$2,484,000

* We do not capitalize interest or real estate taxes on this space.

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

(2) Excludes 24,000 square feet representing our 7.5% pro rata share of the Ritz Carlton building which is owned by the ground lessee on land leased by us.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available		Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease		(in thousands)		Major Tenants
RETAIL:
STRIP SHOPPING CENTERS:
New Jersey:
Wayne Town Center, Wayne	100.0%	100.0%	$29.60	717,000	29,000	242,000	446,000		$-		JCPenney
(ground leased through 2064)

North Bergen (Tonnelle Avenue)	100.0%	100.0%	24.19	410,000	204,000	206,000	-		75,000		Wal-Mart, BJ's Wholesale Club

Totowa	100.0%	100.0%	18.59	317,000	178,000	139,000	-		25,703	(2)	The Home Depot, Bed Bath & Beyond (3), Marshalls

Garfield	100.0%	100.0%	26.80	301,000	21,000	145,000	135,000		-		Wal-Mart

Bricktown	100.0%	98.7%	17.24	279,000	276,000	3,000	-		33,153	(2)	Kohl's, ShopRite, Marshalls

Union (Route 22 and Morris Avenue)	100.0%	100.0%	25.63	276,000	113,000	163,000	-		33,551	(2)	Lowe's, Toys "R" Us

Hackensack	100.0%	74.8%	21.70	275,000	269,000	6,000	-		42,082	(2)	The Home Depot

Bergen Town Center - East, Paramus	100.0%	100.0%	16.00	272,000	26,000	167,000	79,000		-		Lowe's, REI

East Hanover (240 Route 10 West)	100.0%	96.2%	17.75	268,000	262,000	6,000	-		29,570	(2)	The Home Depot, Dick's Sporting Goods, Marshalls

Cherry Hill	100.0%	91.5%	13.23	263,000	76,000	187,000	-		14,387	(2)	Wal-Mart, Toys "R" Us

Jersey City	100.0%	100.0%	21.79	236,000	66,000	170,000	-		21,040	(2)	Lowe's, P.C. Richard & Son

East Brunswick (325 - 333 Route 18 South)	100.0%	100.0%	15.95	232,000	222,000	10,000	-		25,817	(2)	Kohl's, Dick's Sporting Goods, P.C. Richard & Son,
											T.J. Maxx

Union (2445 Springfield Avenue)	100.0%	100.0%	17.85	232,000	232,000	-	-		29,570	(2)	The Home Depot

Middletown	100.0%	94.8%	14.19	231,000	179,000	52,000	-		18,026	(2)	Kohl's, Stop & Shop

Woodbridge	100.0%	83.9%	22.50	227,000	87,000	140,000	-		21,438	(2)	Wal-Mart

North Plainfield	100.0%	100.0%	13.54	219,000	34,000	-	185,000		-
(ground leased through 2060)

Marlton	100.0%	100.0%	13.34	213,000	209,000	4,000	-		17,913	(2)	Kohl's (3), ShopRite, PetSmart

Manalapan	100.0%	100.0%	15.30	208,000	206,000	2,000	-		21,836	(2)	Best Buy, Bed Bath & Beyond, Babies "R" Us

East Rutherford	100.0%	98.7%	32.26	197,000	42,000	155,000	-		14,103	(2)	Lowe's

East Brunswick (339-341 Route 18 South)	100.0%	100.0%	-	196,000	33,000	163,000	-		12,226	(2)	Lowe's, LA Fitness (lease not commenced)

Bordentown	100.0%	80.4%	7.25	179,000	83,000	-	96,000	*	-		ShopRite

Morris Plains	100.0%	98.2%	19.50	177,000	176,000	1,000	-		22,178	(2)	Kohl's, ShopRite

Dover	100.0%	93.9%	11.31	173,000	167,000	6,000	-		13,648	(2)	ShopRite, T.J. Maxx

Delran	100.0%	7.2%	-	171,000	40,000	3,000	128,000	*	-

Lodi (Route 17 North)	100.0%	100.0%	10.91	171,000	171,000	-	-		11,771	(2)	National Wholesale Liquidators

Watchung	100.0%	95.6%	23.20	170,000	54,000	116,000	-		15,638	(2)	BJ's Wholesale Club

Lawnside	100.0%	100.0%	13.13	145,000	142,000	3,000	-		11,089	(2)	The Home Depot, PetSmart

Hazlet	100.0%	100.0%	2.44	123,000	123,000	-	-		-		Stop & Shop

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease	(in thousands)		Major Tenants
RETAIL (Continued):
Kearny	100.0%	100.0%	$14.24	104,000	32,000	72,000	-	$-		Pathmark, Marshalls

Turnersville	100.0%	100.0%	6.25	96,000	89,000	7,000	-	-		Haynes Furniture

Lodi (Washington Street)	100.0%	40.7%	23.21	85,000	85,000	-	-	9,422		Rite Aid

Carlstadt	100.0%	90.7%	22.16	78,000	78,000	-	-	7,304		Stop & Shop
(ground leased through 2050)

East Hanover (200 Route 10 West)	100.0%	86.9%	23.13	76,000	76,000	-	-	10,122	(2)	Loehmann's

Paramus	100.0%	100.0%	42.23	63,000	63,000	-	-	-		24 Hour Fitness
(ground leased through 2033)

North Bergen (Kennedy Boulevard)	100.0%	100.0%	29.78	62,000	6,000	56,000	-	5,289	(2)	Waldbaum's

South Plainfield	100.0%	92.1%	20.68	56,000	56,000	-	-	5,317	(2)	Staples
(ground leased through 2039)

Englewood	100.0%	79.7%	26.08	41,000	41,000	-	-	12,077		New York Sports Club

Eatontown	100.0%	100.0%	28.09	30,000	30,000	-	-	-		Petco

East Hanover (280 Route 10 West)	100.0%	94.0%	32.00	26,000	26,000	-	-	4,720	(2)	REI

Montclair	100.0%	100.0%	23.34	18,000	18,000	-	-	2,730	(2)	Whole Foods Market

Total New Jersey				7,613,000	4,320,000	2,224,000	1,069,000	566,720

New York:
Poughkeepsie	100.0%	84.3%	8.04	519,000	519,000	-	-	-		Kmart, Burlington Coat Factory, ShopRite,
										Hobby Lobby, Christmas Tree Shops,
										Bob's Discount Furniture

Bronx (Bruckner Boulevard)	100.0%	94.1%	21.27	500,000	386,000	114,000	-	-		Kmart, Toys "R" Us, Key Food

Buffalo (Amherst)	100.0%	85.6%	5.65	296,000	227,000	69,000	-	-		BJ's Wholesale Club (lease not commenced),
										T.J. Maxx, Toys "R" Us

Huntington	100.0%	90.4%	14.00	208,000	208,000	-	-	17,287	(2)	Kmart, Marshalls, Old Navy

Rochester	100.0%	100.0%	-	205,000	-	205,000	-	4,549	(2)	Wal-Mart

Mt. Kisco	100.0%	100.0%	21.84	189,000	72,000	117,000	-	29,026		Target, A&P

Freeport (437 East Sunrise Highway)	100.0%	100.0%	18.61	173,000	173,000	-	-	22,178	(2)	The Home Depot, Staples

Staten Island	100.0%	94.2%	20.51	165,000	165,000	-	-	17,237		Western Beef

Rochester (Henrietta)	100.0%	91.3%	3.31	158,000	158,000	-	-	-		Kohl's, Ollie's Bargain Outlet
(ground leased through 2056)

Albany (Menands)	100.0%	74.0%	9.00	140,000	140,000	-	-	-		Bank of America

New Hyde Park (ground and building	100.0%	100.0%	18.73	101,000	101,000	-	-	-		Stop & Shop
leased through 2029)

Inwood	100.0%	97.9%	21.01	100,000	100,000	-	-	-		Stop & Shop

North Syracuse (ground and building	100.0%	100.0%	-	98,000	-	98,000	-	-		Wal-Mart
leased through 2014)

Bronx (1750-1780 Gun Hill Road)	100.0%	73.3%	34.09	83,000	83,000	-	-	-		ALDI, Planet Fitness, T.G.I. Friday's

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			In Service			Under Development
	%	%	Annual Rent	Total		Owned by	Owned By		or Not Available		Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property		Company	Tenant		for Lease		(in thousands)		Major Tenants
RETAIL (Continued):
West Babylon	100.0%	85.7%	$11.89	79,000		79,000	-		-		$-		Waldbaum's

Queens	100.0%	100.0%	36.26	56,000		56,000	-		-		-		New York Sports Club, Devry

Commack	100.0%	100.0%	21.45	47,000		47,000	-		-		-		PetSmart
(ground and building leased through 2021)

Dewitt	100.0%	100.0%	20.46	46,000		46,000	-		-		-		Best Buy
(ground leased through 2041)

Freeport (240 West Sunrise Highway)	100.0%	100.0%	18.44	44,000		44,000	-		-		-		Bob's Discount Furniture
(ground and building leased through 2040)

Oceanside	100.0%	100.0%	27.83	16,000		16,000	-		-		-		Party City

Total New York				3,223,000		2,620,000	603,000		-		90,277

Pennsylvania:
Allentown	100.0%	100.0%	15.22	627,000	(4)	270,000	357,000	(4)	-		31,106	(2)	Wal-Mart (4), ShopRite, Burlington Coat Factory,
													T.J. Maxx, Dick's Sporting Goods

Philadelphia	100.0%	78.6%	13.29	428,000		428,000	-		-		-		Kmart, Health Partners

Wilkes-Barre	100.0%	83.3%	13.33	329,000	(4)	204,000	125,000	(4)	-		20,475		Target (4), Babies "R" Us, Ross Dress for Less

Lancaster	100.0%	100.0%	4.61	228,000		58,000	170,000		-		5,601	(2)	Lowe's, Weis Markets

Bensalem	100.0%	98.9%	11.38	185,000		177,000	8,000		-		15,439	(2)	Kohl's, Ross Dress for Less, Staples

Broomall	100.0%	100.0%	10.73	169,000		147,000	22,000		-		11,089	(2)	Giant Food (3), A.C. Moore, PetSmart

Bethlehem	100.0%	81.5%	6.16	167,000		164,000	3,000		-		5,800	(2)	Giant Food, Superpetz

Upper Moreland	100.0%	100.0%	2.00	122,000		122,000	-		-		-		Benjamin Foods

York	100.0%	100.0%	8.69	110,000		110,000	-		-		5,402	(2)	Ashley Furniture

Levittown	100.0%	100.0%	6.25	105,000		105,000	-		-		-		Haynes Furniture

Glenolden	100.0%	97.5%	26.00	102,000		10,000	92,000		-		7,108	(2)	Wal-Mart

Wilkes-Barre	100.0%	100.0%	6.53	81,000		41,000	-		40,000	*	-		Ollie's Bargain Outlet
(ground and building leased through 2014)

Wyomissing	100.0%	89.0%	14.47	79,000		79,000	-		-		-		LA Fitness, PetSmart
(ground and building leased through 2065)

Springfield	100.0%	100.0%	20.90	41,000		41,000	-		-		-		PetSmart
(ground and building leased through 2025)

Total Pennsylvania				2,773,000		1,956,000	777,000		40,000		102,020

California:
San Jose	100.0%	92.9%	29.07	647,000	(4)	492,000	155,000	(4)	-		112,476		Target (4), The Home Depot, Toys "R" Us, Best Buy

Beverly Connection, Los Angeles	100.0%	80.8%	42.01	307,000		307,000	-		-		100,000		Target (lease not commenced), Marshalls, Old Navy,
													Nordstrom Rack, Ross Dress for Less

Pasadena (ground leased through 2077)	100.0%	57.3%	29.85	133,000		133,000	-		-		-		Trader Joe's

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease	(in thousands)		Major Tenants
RETAIL (Continued):
San Francisco (2675 Geary Street)	100.0%	100.0%	$50.34	55,000	55,000	-	-	$-		Best Buy
(ground and building leased through 2043)

Redding	100.0%	100.0%	11.19	45,000	45,000	-	-	-		PetSmart

Signal Hill	100.0%	100.0%	24.08	45,000	45,000	-	-	-		Best Buy

Vallejo	100.0%	100.0%	17.51	45,000	45,000	-	-	-		Best Buy
(ground leased through 2043)

Merced	100.0%	100.0%	14.31	31,000	31,000	-	-	-		PetSmart

San Francisco (3700 Geary Boulevard)	100.0%	100.0%	30.00	30,000	30,000	-	-	-		OfficeMax

Walnut Creek (1149 South Main Street)	100.0%	100.0%	45.11	29,000	29,000	-	-	-		Barnes & Noble

Total California				1,367,000	1,212,000	155,000	-	212,476

Maryland:
Baltimore (Towson)	100.0%	86.0%	15.33	150,000	150,000	-	-	16,207	(2)	Shoppers Food Warehouse, hhgregg, Staples,
										Golf Galaxy

Annapolis	100.0%	100.0%	8.99	128,000	128,000	-	-	-		The Home Depot
(ground and building leased through 2042)

Glen Burnie	100.0%	90.6%	10.42	121,000	65,000	56,000	-	-		Weis Markets

Rockville	100.0%	84.4%	22.96	94,000	94,000	-	-	-		Regal Cinemas

Wheaton	100.0%	100.0%	14.87	66,000	66,000	-	-	-		Best Buy
(ground leased through 2060)

Total Maryland				559,000	503,000	56,000	-	16,207

Massachusetts:
Chicopee	100.0%	100.0%	-	224,000	-	224,000	-	8,615	(2)	Wal-Mart

Springfield	100.0%	97.8%	16.39	182,000	33,000	149,000	-	5,942	(2)	Wal-Mart

Milford	100.0%	100.0%	8.01	83,000	83,000	-	-	-		Kohl's (3)
(ground and building leased through 2019)

Cambridge	100.0%	100.0%	19.84	48,000	48,000	-	-	-		PetSmart
(ground and building leased through 2033)

Dorchester	100.0%	100.0%	32.83	45,000	45,000	-	-	-		Best Buy

Total Massachusetts				582,000	209,000	373,000	-	14,557

Florida:
Tampa (Hyde Park Village)	75.0%	79.7%	21.44	264,000	264,000	-	-	19,876		Pottery Barn, CineBistro, Brooks Brothers,
										Williams Sonoma, Lifestyle Family Fitness

Tampa (1702 North Dale Mabry)	100.0%	100.0%	19.80	45,000	45,000	-	-	-		Nordstrom Rack

Total Florida				309,000	309,000	-	-	19,876

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease	(in thousands)		Major Tenants
RETAIL (Continued):
Connecticut:
Newington	100.0%	100.0%	$14.45	188,000	43,000	145,000	-	$11,657	(2)	Wal-Mart, Staples

Waterbury	100.0%	100.0%	15.01	148,000	143,000	5,000	-	14,501	(2)	ShopRite

Total Connecticut				336,000	186,000	150,000	-	26,158

Michigan:
Roseville	100.0%	100.0%	5.37	119,000	119,000	-	-	-		JCPenney

Battle Creek	100.0%	-	-	47,000	47,000	-	-	-

Midland (ground leased through 2043)	100.0%	83.6%	8.97	31,000	31,000	-	-	-		PetSmart

Total Michigan				197,000	197,000	-	-	-

Virginia:
Norfolk	100.0%	100.0%	6.44	114,000	114,000	-	-	-		BJ's Wholesale Club
(ground and building leased through 2069)

Tyson's Corner	100.0%	100.0%	39.13	38,000	38,000	-	-	-		Best Buy
(ground and building leased through 2035)

Total Virginia				152,000	152,000	-	-	-

Illinois:
Lansing	100.0%	100.0%	10.00	47,000	47,000	-	-	-		Forman Mills

Arlington Heights	100.0%	100.0%	9.00	46,000	46,000	-	-	-		RVI
(ground and building leased through 2043)

Chicago	100.0%	100.0%	12.03	41,000	41,000	-	-	-		Best Buy
(ground and building leased through 2051)

Total Illinois				134,000	134,000	-	-	-

Texas:
San Antonio	100.0%	100.0%	10.63	43,000	43,000	-	-	-		Best Buy
(ground and building leased through 2041)

Texarkana (ground leased through 2043)	100.0%	100.0%	4.39	31,000	31,000	-	-	-		Home Zone

Total Texas				74,000	74,000	-	-	-

Ohio:
Springdale	100.0%	-	-	47,000	47,000	-	-	-
(ground and building leased through 2046)

Tennessee:
Antioch	100.0%	100.0%	7.66	45,000	45,000	-	-	-		Best Buy

South Carolina:
Charleston	100.0%	80.1%	14.04	45,000	45,000	-	-	-		Best Buy
(ground leased through 2063)

ITEM 2.                PROPERTIES - Continued

			Weighted		Square Feet
			Average				In Service			Under Development
	%	%	Annual Rent		Total		Owned by	Owned By		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)		Property		Company	Tenant		for Lease	(in thousands)	Major Tenants
RETAIL (Continued):
Wisconsin:
Fond Du Lac	100.0%	100.0%	$7.61		43,000		43,000	-		-	$-	PetSmart
(ground leased through 2073)

Washington, DC
3040 M Street	100.0%	100.0%	32.84		42,000		42,000	-		-	-	Barnes & Noble, Barneys

New Hampshire:
Salem (ground leased through 2102)	100.0%	100.0%	-		37,000		-	37,000		-	-	Babies "R" Us

Kentucky:
Owensboro	100.0%	100.0%	7.66		32,000		32,000	-		-	-	Best Buy
(ground and building leased through 2046)

Iowa:
Dubuque	100.0%	100.0%	9.90		31,000		31,000	-		-	-	PetSmart
(ground leased through 2043)

CALIFORNIA SUPERMARKETS
Colton (1904 North Rancho Avenue)	100.0%	100.0%	4.44		73,000		73,000	-		-	-	Stater Brothers

San Bernadino (1522 East Highland Avenue)	100.0%	100.0%	7.23		40,000		40,000	-		-	-	Stater Brothers

Riverside (5571 Mission Boulevard)	100.0%	100.0%	4.97		39,000		39,000	-		-	-	Stater Brothers

Mojave (ground leased through 2079)	100.0%	100.0%	6.55		34,000		34,000	-		-	-	Stater Brothers

Corona (ground leased through 2079)	100.0%	100.0%	7.76		33,000		33,000	-		-	-	Stater Brothers

Yucaipa	100.0%	100.0%	4.13		31,000		31,000	-		-	-	Stater Brothers

Barstow	100.0%	100.0%	7.15		30,000		30,000	-		-	-	Stater Brothers

Moreno Valley	100.0%	-	-		30,000		30,000	-		-	-

San Bernadino (648 West 4th Street)	100.0%	100.0%	6.74		30,000		30,000	-		-	-	Stater Brothers

Desert Hot Springs	100.0%	100.0%	5.61		29,000		29,000	-		-	-	Stater Brothers

Rialto	100.0%	100.0%	5.74		29,000		29,000	-		-	-	Stater Brothers

Total California Supermarkets					398,000		398,000	-		-	-

Total Strip Shopping Centers		93.0%	$16.52		18,039,000		12,555,000	4,375,000		1,109,000	$1,048,291

Vornado's Ownership Interest		93.1%	$16.50		17,456,000		12,489,000	3,858,000		1,109,000	$1,043,323

REGIONAL MALLS:
Green Acres Mall, Valley Stream, NY	100.0%	90.6%	$43.01	(5)	1,830,000		1,716,000	114,000		-	$325,045	Macy's, Sears, Wal-Mart, JCPenney, Best Buy,
(10% ground and building leased												BJ's Wholesale Club, Kohl's, Raymour & Flanigan
through 2039)

Monmouth Mall, Eatontown, NJ	50.0%	92.7%	35.73	(5)	1,472,000	(4)	860,000	612,000	(4)	-	173,938	Macy's (4), JCPenney (4), Lord & Taylor, Boscov's,
												Loews Theatre, Barnes & Noble

ITEM 2.                PROPERTIES - Continued

			Weighted		Square Feet
			Average				In Service			Under Development
	%	%	Annual Rent		Total		Owned by	Owned By		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)		Property		Company	Tenant		for Lease	(in thousands)	Major Tenants
RETAIL (Continued):
Springfield Mall, Springfield, VA	97.5%	100.0%	$21.94	(5)	1,408,000	(4)	514,000	390,000	(4)	504,000	$-	Macy's, JCPenney (4), Target (4)

Broadway Mall, Hicksville, NY	100.0%	88.4%	31.56	(5)	1,135,000	(4)	759,000	376,000	(4)	-	87,750	Macy's, IKEA, Target (4), National Amusement

Bergen Town Center - West, Paramus, NJ	100.0%	95.8%	44.63	(5)	921,000		888,000	13,000		20,000	283,590	Target, Century 21, Whole Foods Market, Marshalls,
												Nordstrom Rack, Saks Off 5th, Bloomingdale's Outlet,
												Nike Factory Store, Old Navy,
												Neiman Marcus Last Call Studio, Blink Fitness

Montehiedra, Puerto Rico	100.0%	91.5%	42.81	(5)	541,000		541,000	-		-	120,000	The Home Depot, Kmart, Marshalls,
												Caribbean Theatres, Tiendas Capri

Las Catalinas, Puerto Rico	100.0%	88.2%	57.04	(5)	495,000	(4)	356,000	139,000	(4)	-	55,912	Kmart, Sears (4)

Total Regional Malls		92.1%	$38.52		7,802,000		5,634,000	1,644,000		524,000	$1,046,235

Vornado's Ownership Interest		92.0%	$38.91		6,142,000		5,191,000	440,000		511,000	$959,265

MANHATTAN STREET RETAIL
Manhattan Mall	100.0%	99.4%	$87.15		243,000		243,000	-		-	$72,639	JCPenney, Charlotte Russe, Aeropostale, Express,
												Victoria's Secret

4 Union Square South	100.0%	100.0%	55.15		203,000		203,000	-		-	75,000	Whole Foods Market, DSW (6), Forever 21

1540 Broadway	100.0%	100.0%	116.77		161,000		161,000	-		-	-	Forever 21, Planet Hollywood, Disney, Swarovski,
												MAC Cosmetics

478-486 Broadway	100.0%	100.0%	103.46		85,000		85,000	-		-	-	Top Shop, Madewell, J. Crew

510 5th Avenue	100.0%	90.7%	108.48		59,000		59,000	-		-	31,732	Joe Fresh

155 Spring Street	100.0%	88.9%	78.43		47,000		47,000	-		-	-	Sigrid Olsen

435 Seventh Avenue	100.0%	100.0%	180.19		43,000		43,000	-		-	51,353	Hennes & Mauritz

692 Broadway	100.0%	43.4%	43.33		35,000		35,000	-		-	-	Equinox

1135 Third Avenue	100.0%	100.0%	98.43		25,000		25,000	-		-	-	GAP

715 Lexington (ground leased through 2041)	100.0%	100.0%	167.69		23,000		23,000	-		-	-	New York & Company, Zales

7 West 34th Street	100.0%	100.0%	203.75		21,000		21,000	-		-	-	Express

828-850 Madison Avenue	100.0%	100.0%	333.47		18,000		18,000	-		-	80,000	Gucci, Chloe, Cartier

484 Eighth Avenue	100.0%	100.0%	89.88		14,000		14,000	-		-	-	T.G.I. Friday's

40 East 66th Street	100.0%	100.0%	397.02		12,000		12,000	-		-	-	Dennis Basso, Nespresso USA, J. Crew

431 Seventh Avenue	100.0%	75.0%	49.38		10,000		10,000	-		-	-

677-679 Madison Avenue	100.0%	100.0%	356.83		8,000		8,000	-		-	-	Anne Fontaine

148 Spring Street	100.0%	100.0%	89.79		7,000		7,000	-		-	-

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease	(in thousands)	Major Tenants
RETAIL (Continued):
150 Spring Street	100.0%	100.0%	$123.90	7,000	7,000	-	-	$-	Puma

488 8th Avenue	100.0%	100.0%	60.85	6,000	6,000	-	-	-

968 Third Avenue	50.0%	100.0%	175.81	6,000	6,000	-	-	-	ING Bank

825 Seventh Avenue	100.0%	100.0%	181.55	4,000	4,000	-	-	-	Lindy's

Total Manhattan Street Retail		96.7%	$106.28	1,037,000	1,037,000	-	-	$310,724

Vornado's Ownership Interest		96.7%	$106.06	1,034,000	1,034,000	-	-	$310,724

Total Retail Space		92.9%		26,878,000	19,226,000	6,019,000	1,633,000	$2,405,250

Vornado's Ownership Interest		93.0%		24,632,000	18,714,000	4,298,000	1,620,000	$2,313,312

* We do not capitalize interest or real estate taxes on this space.

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

(2) These encumbrances are cross-collateralized under a blanket mortgage in the amount of $645,398 as of December 31, 2011.

(3) The lease for this former Bradlees location is guaranteed by Stop and Shop (70% as to Totowa).

(4) Includes square footage of anchors who own the land and building.

(5) Weighted Average Annual Rent PSF shown is for mall tenants only.

(6) An affiliate of DSW is liable for the former Filene's lease pursuant to a guaranty that is currently in dispute.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
MERCHANDISE MART:
Illinois:
Merchandise Mart, Chicago	100.0%	90.3%	$30.46	3,493,000	3,493,000	-	$550,000	American Intercontinental University (AIU),
								Baker, Knapp & Tubbs, Royal Bank of Canada,
								CCC Information Services, Ogilvy Group (WPP),
								Chicago Teachers Union,
								Office of the Special Deputy Receiver, Publicis Groupe,
								Bankers Life & Casualty, Holly Hunt Ltd.,
								Merchandise Mart Headquarters, Steelcase,
								Chicago School of Professional Psychology,
								Razorfish

Other	50.0%	93.9%	32.96	19,000	19,000	-	24,155

Total Illinois		90.3%	30.48	3,512,000	3,512,000	-	574,155

California
L.A. Mart	100.0%	71.5%	20.97	784,000	784,000	-	-	County of L.A. - Dept of Children & Family Services

Massachusetts
Boston Design Center	100.0%	78.8%	30.10	554,000	554,000	-	67,350	Boston Brewing, Fitch Puma
(ground leased through 2060)

New York
7 West 34th Street	100.0%	86.5%	39.49	419,000	419,000	-	-	Kurt Adler

Washington, DC
Washington Design Center	100.0%	75.1%	34.40	393,000	393,000	-	-	General Services Administration

Total Merchandise Mart		85.2%	$30.17	5,662,000	5,662,000	-	$641,505

Vornado's Ownership Interest		85.2%	$30.17	5,653,000	5,653,000	-	$629,427

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
555 CALIFORNIA STREET:
555 California Street	70.0%	91.7%	$54.67	1,503,000	1,503,000	-	$600,000	Bank of America, Dodge & Cox,
								Goldman Sachs & Co., Jones Day,
								Kirkland & Ellis LLP, Morgan Stanley & Co. Inc.,
								McKinsey & Company Inc., UBS Financial Services

315 Montgomery Street	70.0%	100.0%	41.14	228,000	228,000	-	-	Bank of America

345 Montgomery Street	70.0%	100.0%	93.22	64,000	64,000	-	-	Bank of America

Total 555 California Street		93.1%	$54.40	1,795,000	1,795,000	-	$600,000

Vornado's Ownership Interest		93.1%	$54.40	1,257,000	1,257,000	-	$420,000

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
WAREHOUSES:
NEW JERSEY
East Hanover - Five Buildings	100.0%	45.3%	$4.85	942,000	942,000	-	$-	Foremost Groups Inc., Fidelity Paper & Supply Inc.,
								Givaudan Flavors Corp., Gardner Industries

Edison	100.0%	-	-	272,000	272,000	-	-

Total Warehouses		35.2%	$4.85	1,214,000	1,214,000	-	$-

Vornado's Ownership Interest		35.2%	$4.85	1,214,000	1,214,000	-	$-

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service			Under Development
	%	%	Annual Rent	Total	Owned by	Owned By		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant		for Lease	(in thousands)	Major Tenants
ALEXANDER'S INC.:
New York:
731 Lexington Avenue, Manhattan
Office	32.4%	100.0%	$84.97	885,000	885,000	-		-	$339,890	Bloomberg

Retail	32.4%	100.0%	161.22	174,000	174,000	-		-	320,000	Hennes & Mauritz, The Home Depot,
										The Container Store

				1,059,000	1,059,000	-		-	659,890

Kings Plaza Regional Shopping Center,	32.4%	95.6%	39.35	1,210,000	871,000	339,000	(2)	-	250,000	Sears, Lowe's (ground lessee), Macy's (2),
Brooklyn (24.3 acres)										Best Buy

Rego Park I, Queens (4.8 acres)	32.4%	100.0%	36.15	343,000	343,000	-		-	78,246	Sears, Burlington Coat Factory,
										Bed Bath & Beyond, Marshalls

Rego Park II (adjacent to Rego Park I),	32.4%	95.3%	39.26	610,000	610,000	-		-	274,796	Century 21, Costco, Kohl's, TJ Maxx,
Queens (6.6 acres)										Toys "R" Us

Flushing, Queens(3) (1.0 acre)	32.4%	100.0%	14.99	167,000	167,000	-		-	-	New World Mall LLC

New Jersey:
Paramus, New Jersey	32.4%	100.0%	-	-	-	-		-	68,000	IKEA (ground lessee)
(30.3 acres ground leased to IKEA
through 2041)

Property to be Developed:
Rego Park III (adjacent to Rego Park II),	32.4%	-	-	-	-	-		-	-
Queens, NY (3.4 acres)

Total Alexander's		97.8%	$57.83	3,389,000	3,050,000	339,000		-	$1,330,932

Vornado's Ownership Interest		97.8%	$57.83	1,098,000	988,000	110,000		-	$431,222

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

(2) Owned by Macy's, Inc.

(3) Leased by Alexander's through January 2037.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	Fund	%	Annual Rent	Total		or Not Available		Encumbrances
Property	Ownership %	Occupancy	PSF (1)	Property	In Service	for Lease		(in thousands)	Major Tenants
VORNADO CAPITAL PARTNERS
REAL ESTATE FUND:
Manhattan:
One Park Avenue Office Building	64.7%	95.2%	$42.59	932,000	932,000	-		$250,000	New York University, Coty Inc.,
									Public Service Mutual Insurance

Lucida, 86th Street and Lexington Avenue
(ground leased through 2082)
- Retail	100.0%	100.0%	123.85	95,000	95,000	-			Barnes & Noble, Hennes & Mauritz,
									Sephora, Bank of America
- Residential	100.0%	100.0%	-	51,000	51,000	-
				146,000	146,000	-		100,000

11 East 68th Street Retail	100.0%	100.0%	585.15	5,000	5,000	-		27,790	Malo, Joseph Inc.

Crowne Plaza Times Square
- Hotel (795 Keys)
- Retail	38.0%	100.0%	155.00	14,000	14,000	-			Hershey's
- Office	38.0%	100.0%	35.00	212,000	212,000	-			American Management Association
			42.55	226,000	226,000	-		258,750

Washington, DC:
Georgetown Park Retail Shopping Center	50.0%	100.0%	27.10	313,000	238,000	75,000	*	34,000	Washington Sports, Dean & Deluca, Anthropologie,
									Hennes & Mauritz, J. Crew

Total Real Estate Fund	62.0%	97.0%		1,622,000	1,547,000	75,000		$670,540

Vornado's Ownership Interest	15.5%	97.0%		249,000	240,000	9,000		$88,764

* We do not capitalize interest or real estate taxes on this space.

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

New York Office Properties

As of December 31, 2011, our portfolio consisted of 30 office properties in Midtown Manhattan aggregating 20.8 million square feet, of which we own 17.5 million square feet, comprised of 16.2 million square feet of office space, 1.2 million square feet of retail space and 183,000 square feet of showroom space. In addition, we own 1.0 million square feet of retail space in New York City that is not part of our office buildings and is included in our Retail Properties segment.  The New York Office Properties segment also includes 7 garages totaling 385,000 square feet (1,829 spaces) which are managed by, or leased to, third parties. The garage space is excluded from the statistics provided in this section.

Occupancy and weighted average annual rent per square foot:

			Weighted
	Rentable	Occupancy	Average Annual
As of December 31,	Square Feet	Rate	Rent PSF
2011	17,546,000	95.6%	$58.70
2010	16,194,000	95.6%	55.45
2009	16,173,000	95.5%	55.00
2008	16,108,000	96.7%	53.08
2007	15,994,000	97.6%	49.34

2011 New York Office Properties rental revenue by tenants’ industry:

Industry	Percentage
Finance	16%
Retail	15%
Legal Services	9%
Banking	7%
Communications	5%
Insurance	5%
Technology	5%
Publishing	4%
Government	4%
Real Estate	4%
Advertising	3%
Pharmaceutical	3%
Not-for-Profit	2%
Engineering	2%
Service Contractors	1%
Health Services	1%
Other	14%
100%

New York Office Properties lease terms generally range from five to seven years for smaller tenants to as long as 15 years for major tenants, and may provide for extension options at market rates. Leases typically provide for periodic step‑ups in rent over the term of the lease and pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent based on surveys and adjusted for subsequent utility rate increases. Leases also typically provide for free rent and tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

NEW YORK OFFICE PROPERTIES – CONTINUED

Tenants accounting for 2% or more of 2011 New York Office Properties total revenues:

			Percentage of	Percentage
			New York Office	of Total
	Square Feet	2011	Properties	Company
Tenant	Leased	Revenues	Revenues	Revenues
Macy’s	537,000	$29,895,000	2.7%	1.0%
Ziff Brothers Investments, Inc.	287,000	23,703,000	2.1%	0.8%
McGraw-Hill Companies, Inc.	480,000	23,673,000	2.1%	0.8%
Limited Brands	368,000	23,463,000	2.1%	0.8%

2011 New York Office Properties Leasing Activity:

		Weighted Average
	Square	Initial Rent Per
Location	Feet	Square Foot (1)
1290 Avenue of Americas	521,000	$66.98
One Park Avenue	493,000	42.12
One Penn Plaza	426,000	51.46
330 Madison Avenue	311,000	66.41
330 West 34th Street	302,000	32.74
770 Broadway	235,000	55.00
888 Seventh Avenue	167,000	78.91
Two Penn Plaza	130,000	48.41
Eleven Penn Plaza	106,000	46.73
1740 Broadway	105,000	60.39
595 Madison Avenue	95,000	65.56
280 Park Avenue	67,000	105.05
150 East 58th Street	42,000	52.45
909 Third Avenue	39,000	56.57
40 Fulton Street	32,000	33.10
350 Park Avenue	26,000	90.00
90 Park Avenue	25,000	55.81
640 Fifth Avenue	24,000	85.98
57th Street	24,000	31.17
866 United Nations Plaza	15,000	52.43
40-42 Thompson Street	12,000	50.00
20 Broad Street	11,000	31.68
100 West 33rd Street	3,000	41.00
Total	3,211,000	55.73

Vornado's share	2,432,000	55.37

(1) Represents the cash basis weighted average starting rents per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent, which are not included in the initial cash basis rent per square foot leased, but are included in the GAAP basis straight-line rent per square foot (see "Overview - Leasing Activity" of Management's Discussion and Analysis of Financial Condition and Results of Operations).

In addition to the office space noted above, during 2011 we leased 9,000 square feet of retail space contained in office buildings at an average initial rent of $184.78 per square foot, a 60.2% increase over the prior weighted average rent per square foot.

NEW YORK OFFICE PROPERTIES – CONTINUED

Lease expirations as of December 31, 2011, assuming none of the tenants exercise renewal options:

				Percentage of
Office Space:				New York	Weighted Average Annual
	Number of	Square Feet of		Office Properties	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Office Space:
Month to month	62	143,000		0.8%	$4,783,000	$33.45
2012	83	999,000		5.8%	61,528,000	61.59
2013	74	766,000	(1)	4.4%	41,402,000	54.05
2014	112	1,182,000		6.8%	72,632,000	61.45
2015	103	2,195,000		12.6%	119,339,000	54.37
2016	77	1,109,000		6.4%	66,663,000	60.11
2017	61	1,455,000		8.4%	75,768,000	52.07
2018	45	965,000		5.6%	64,689,000	67.04
2019	37	908,000		5.2%	55,008,000	60.58
2020	29	1,427,000		8.2%	75,347,000	52.80
2021	30	955,000		5.5%	55,460,000	58.07

Retail Space:
(contained in office buildings)
Month to month	5	16,000		0.1%	$824,000	$51.50
2012	6	30,000		0.2%	4,298,000	143.27
2013	16	50,000		0.3%	8,564,000	171.28
2014	12	102,000		0.6%	20,977,000	205.66
2015	11	47,000		0.3%	18,140,000	385.96
2016	7	181,000		1.1%	13,933,000	76.98
2017	3	154,000		0.9%	7,545,000	48.99
2018	8	116,000		0.7%	14,257,000	122.91
2019	7	33,000		0.2%	8,537,000	258.70
2020	7	22,000		0.1%	3,021,000	137.32
2021	7	34,000		0.2%	5,753,000	169.21

_______________________________
(1)	Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including five 5-year renewal options) for which the annual escalated rent is $11.23 per square foot.

Washington, DC Office Properties

As of December 31, 2011, our portfolio consisted of 77 properties aggregating 20.5 million square feet, of which we own 17.9 million square feet, comprised of 63 office buildings, seven residential properties, a hotel property and 20.8 acres of undeveloped land.  In addition, the Washington, DC Office Properties segment includes 59 garages totaling approximately 9.6 million square feet (31,679 spaces) which are managed by or leased to third parties. The garage space is excluded from the statistics provided in this section.

As of December 31, 2011, 29% of the space in our Washington, DC Office Properties segment was leased to various agencies of the U.S. Government.

Occupancy and weighted average annual rent per square foot:

			Weighted
	Rentable	Occupancy	Average Annual
As of December 31,	Square Feet	Rate	Rent PSF
2011	17,925,000	90.0%	$40.63
2010	17,823,000	94.3%	39.42
2009	17,646,000	93.3%	38.37
2008	16,981,000	94.1%	37.03
2007	16,715,000	94.0%	34.47

2011 Washington, DC Office Properties rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	38%
Government Contractors	25%
Membership Organizations	6%
Legal Services	5%
Manufacturing	3%
Business Services	3%
Real Estate	2%
Computer and Data Processing	2%
Television Broadcasting	1%
Health Services	1%
Communication	1%
Education	1%
Food	1%
Other	11%
100%

Washington, DC Office Properties lease terms generally range from five to seven years, and may provide for extension options at either pre-negotiated or market rates. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants, the tenants’ share of increases in real estate taxes and certain property operating expenses over a base year. Periodic step-ups in rent are usually based upon either fixed percentage increases or the consumer price index. Leases also typically provide for free rent and tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Tenants accounting for 2% or more of Washington, DC Office Properties total revenues:

			Percentage of	Percentage
			Washington, DC	of Total
	Square Feet	2011	Office Properties	Company
Tenant	Leased	Revenues	Revenues	Revenues
U.S. Government	6,054,000	$208,812,000	33.0%	7.2%
Family Health International	430,000	18,072,000	2.9%	0.6%
Boeing	378,000	16,545,000	2.6%	0.6%
Lockheed Martin	478,000	14,028,000	2.2%	0.5%

WASHINGTON, DC OFFICE PROPERTIES – CONTINUED

2011 Washington, DC Office Properties Leasing Activity:

		Weighted Average
	Square	Initial Rent Per
Location	Feet	Square Foot (1)
409 3rd Street, NW	268,000	$44.97
Skyline Place / One Skyline Tower	235,000	35.61
S. Clark Street / 12th Street	121,000	43.47
1750 Pennsylvania Avenue, NW	120,000	46.92
1550-1750 Crystal Drive / 241-251 18th Street	117,000	42.79
2011-2451 Crystal Drive	97,000	42.61
Commerce Executive	84,000	30.25
1800, 1851 and 1901 South Bell Street	84,000	42.87
2200 / 2300 Clarendon Blvd (Courthouse Plaza)	78,000	42.09
1150 17th Street, NW	77,000	46.01
2001 Jefferson Davis Highway and 223 23rd Street / 2221 South
Clark Street	66,000	34.43
Reston Executive	49,000	29.84
Universal Buildings (1825 - 1875 Connecticut Avenue, NW)	41,000	43.63
2101 L Street, NW	17,000	54.55
1726 M Street, NW	17,000	39.59
1399 New York Avenue, NW	12,000	81.00
1730 M Street, NW	9,000	44.60
Bowen Building - 875 15th Street, NW	4,000	65.20
Democracy Plaza One	3,000	32.00
Partially Owned Entities	285,000	36.14
Total	1,784,000	40.69

Vornado's share	1,606,000	40.99
____________________

(1) Represents the cash basis weighted average starting rents per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent, which are not included in the initial cash basis rent per square foot leased, but are included in the GAAP basis straight-line rent per square foot (see "Overview - Leasing Activity" of Management's Discussion and Analysis of Financial Condition and Results of Operations).

WASHINGTON, DC OFFICE PROPERTIES – CONTINUED

Lease expirations as of December 31, 2011, assuming none of the tenants exercise renewal options:

				Percentage of
				Washington, DC	Weighted Average Annual
	Number of	Square Feet of		Office Properties	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Month to month	43	273,000		2.2%	$10,920,000	$40.00
2012	267	2,902,000	(1)	22.9%	116,883,000	40.28
2013	152	1,100,000		8.7%	43,693,000	39.74
2014	140	1,545,000		12.2%	58,793,000	38.04
2015	126	1,447,000		11.4%	57,264,000	39.59
2016	90	1,143,000		9.0%	47,203,000	41.30
2017	42	428,000		3.4%	15,529,000	36.26
2018	48	792,000		6.3%	32,246,000	40.70
2019	41	1,066,000		8.4%	42,851,000	40.20
2020	28	720,000		5.7%	35,186,000	48.86
2021	18	836,000		6.6%	34,728,000	41.54

(1) Includes 1,140,000 square feet related to the Base Realignment and Closure statute (see below).

Base Realignment and Closure (“BRAC”)

          Our Washington, DC Office Properties segment (as well as other landlords who lease space to the Department of Defense ("DOD")) is subject to the BRAC statute, which requires the DOD to relocate from 2,395,000 square feet in our buildings in the Northern Virginia area to government owned military bases.  The table below summarizes the effect of BRAC on our Washington, DC Office Properties segment for square feet leased by the DOD.  See page 76 for the estimated impact on 2012 EBITDA.

	Annual
	Expiring
	Escalated
	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Square feet to be relet by the General Services
Administration (leases pending)	$40.05	313,000	313,000	-	-

Square feet already vacated	26.57	403,000	-	403,000	-

Square feet expiring in the future:
First Quarter 2012	40.10	589,000	551,000	38,000	-
Second Quarter 2012	39.60	171,000	171,000	-	-
Third Quarter 2012	41.47	380,000	251,000	119,000	10,000
Total 2012		1,140,000	973,000	157,000	10,000

2013	36.85	183,000	-	43,000	140,000
2014	32.76	330,000	128,000	202,000	-
2015	40.09	26,000	20,000	6,000	-

Total square feet expiring in the future		1,679,000	1,121,000	408,000	150,000

Total square feet subject to BRAC		2,395,000	1,434,000	811,000	150,000

In February 2012, we notified the lender that the Skyline property currently has a 26% vacancy rate, which is expected to increase due to scheduled lease expirations resulting primarily from the BRAC statute. Based on the projected vacancy and the significant amount of capital, time and effort to re-tenant the property, we requested that the mortgage loan be placed with the special servicer.

RETAIL PROPERTIES

As of December 31, 2011, our portfolio consisted of 155 retail properties, of which 127 are strip shopping centers and single tenant retail assets located primarily in the Northeast, Mid-Atlantic and California; seven are regional malls located in New York, New Jersey, Virginia and San Juan, Puerto Rico; and 21 are retail properties located in Manhattan (“Manhattan Street Retail”).  Our strip shopping centers and malls are generally located on major highways in mature, densely populated areas, and therefore attract consumers from a regional, rather than a neighborhood market place.

Strip Shopping Centers

Our strip shopping centers contain an aggregate of 16.9 million square feet, of which we own 16.3 million square feet.  These properties are substantially (approximately 80%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

Regional Malls

The Green Acres Mall in Valley Stream, Long Island, New York contains 1.8 million square feet, and is anchored by Macy’s, Sears, Wal-Mart, Kohl’s, JC Penney, Best Buy and BJ’s Wholesale Club.

The Monmouth Mall in Eatontown, New Jersey, in which we own a 50% interest, contains 1.5 million square feet and is anchored by Macy’s, Lord & Taylor, JC Penney and Boscov’s, three of which own their stores aggregating 612,000 square feet.

The Springfield Mall in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, JC Penney and Target, two of which own their stores aggregating 390,000 square feet.  We plan a complete renovation of the mall beginning in 2012.

The Bergen Town Center in Paramus, New Jersey contains 921,000 square feet and is anchored by Century 21, Whole Foods and Target.

The Broadway Mall in Hicksville, Long Island, New York contains 1.1 million square feet and is anchored by Macy’s, Ikea, National Amusements and Target, two of which own their stores aggregating 376,000 square feet.

The Montehiedra Mall in San Juan, Puerto Rico contains 541,000 square feet and is anchored by Home Depot, Kmart, and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 495,000 square feet and is anchored by Kmart and Sears, which owns its 139,000 square foot store.

Manhattan Street Retail

Manhattan Street Retail is comprised of 2.2 million square feet in 46 properties, of which 1.0 million square feet in 21 properties is in our Retail Properties segment and 1.2 million square feet in 25 properties is in our New York Office Properties segment.  Manhattan Street Retail includes (i) properties on Fifth Avenue, Madison Avenue and in SoHo, occupied by retailers such as Hennes & Mauritz (Flagship), Coach (Flagship), Top Shop (Flagship), Madewell, Gucci, Chloe and Cartier; (ii) 1540 Broadway in Times Square which contains 161,000 square feet, anchored by Forever 21 (Flagship) and Disney (Flagship); (iii) 510 Fifth Avenue which contains 59,000 square feet, anchored by Joe Fresh; (iv) 4 Union Square South which contains 203,000 square feet, anchored by Whole Foods Market, Forever 21 and DSW; and (v) properties in the Penn Plaza district, such as the Manhattan Mall which contains 243,000 square feet, anchored by JC Penney.

RETAIL PROPERTIES – CONTINUED

Occupancy and weighted average annual rent per square foot:

As of December 31, 2011, the aggregate occupancy rate for the entire Retail Properties segment of 25.2 million square feet was 92.9%.  Details of our ownership interest in the strip shopping centers, regional malls and Manhattan Street retail for the past five years are provided below.

Strip Shopping Centers:

			Weighted Average
	Rentable	Occupancy	Annual Net Rent
As of December 31,	Square Feet	Rate	per Square Foot
2011	16,347,000	93.1%	$16.50
2010	16,866,000	92.1%	15.68
2009	16,107,000	91.5%	15.30
2008	15,755,000	91.9%	14.52
2007	15,463,000	94.1%	14.12

Regional Malls:

			Weighted Average Annual
			Net Rent Per Square Foot
				Mall and
	Rentable	Occupancy	Mall	Anchor
As of December 31,	Square Feet	Rate	Tenants	Tenants
2011	5,631,000	92.0%	$38.91	$20.99
2010	5,480,000	92.2%	39.73	21.47
2009	5,439,000	91.1%	39.56	20.67
2008	5,232,000	93.0%	37.59	20.38
2007	5,528,000	96.1%	34.94	19.11

For the years ending December 31, 2011 and 2010, mall store sales per square foot for in-line stores with less than 10,000 square feet, including partially owned malls, were $467.00 and $463.00, respectively.

Manhattan Street Retail:

			Weighted Average
	Rentable	Occupancy	Annual Net Rent
As of December 31,	Square Feet	Rate	per Square Foot
2011	1,034,000	96.7%	$106.06
2010	1,107,000	95.3%	99.95
2009	1,007,000	95.3%	96.37
2008	874,000	90.4%	97.18
2007	943,000	86.8%	89.86

The table above excludes 1.2 million square feet of retail space at the bases of certain of our New York Office buildings that is in our New York Office Properties segment. In total, we have 2.2 million square feet of street retail in Manhattan.

RETAIL PROPERTIES – CONTINUED

2011 Retail Properties rental revenue by type of retailer

Industry	Percentage
Discount Stores	13%
Family Apparel	11%
Women's Apparel	9%
Supermarkets	8%
Home Improvement	7%
Restaurants	6%
Department Stores	5%
Home Entertainment and Electronics	5%
Personal Services	4%
Banking and Other Business Services	4%
Home Furnishings	3%
Jewelry	2%
Membership Warehouse Clubs	2%
Other	21%
100%

Retail Properties lease terms generally range from five years or less in some instances for smaller tenants to as long as 25 years for major tenants.  Leases generally provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume.  Percentage rents accounted for less than 1% of the Retail Properties total revenues during 2011.

Tenants accounting for 2% or more of 2011 Retail Properties total revenues:

			Percentage of	Percentage of
	Square Feet	2011	Retail Properties	Total Company
Tenant	Leased	Revenues	Revenues	Revenues
The Home Depot	1,135,000	$23,448,000	3.8%	0.8%
Wal-Mart	1,547,000	21,158,000	3.4%	0.7%
Forever 21	175,000	19,400,000	3.1%	0.7%
Best Buy	664,000	17,821,000	2.9%	0.6%
JCPenney	787,000	15,425,000	2.5%	0.5%
Stop & Shop / Koninklijke Ahold NV	633,000	14,955,000	2.4%	0.5%
Lowe's	976,000	12,698,000	2.0%	0.4%

RETAIL PROPERTIES – CONTINUED

2011 Retail Properties Leasing Activity:

		Weighted Average
		Initial Rent Per
Location	Square Feet	Square Foot (1)
Strip Shopping Centers:
Beverly Connection, Los Angeles, CA	158,000	$31.26
Buffalo (Amherst,) NY	139,000	7.90
Poughkeepsie, NY	118,000	5.47
Lawnside, NJ	111,000	13.75
Dover, NJ	80,000	11.06
Cherry Hill, NJ	78,000	10.17
Rochester (Henrietta), NY	46,000	5.78
Staten Island, NY	38,000	25.45
Middletown, NJ	31,000	14.42
Kearny, NJ	30,000	15.18
San Francisco (3700 Geary Boulevard), CA	30,000	33.00
Bricktown, NJ	29,000	15.41
Tampa (Hyde Park Village), FL	25,000	23.10
Bronx (1750-1780 Gun Hill Road), NY	22,000	33.91
San Jose, CA	17,000	33.96
Bronx (Bruckner Boulevard), NY	15,000	53.11
Glen Burnie, MD	15,000	15.00
Wilkes-Barre, PA	12,000	18.45
Carlstadt, NJ	10,000	19.37
Morris Plains, NJ	10,000	34.89
Other	95,000	29.80
	1,109,000	18.03

Regional Malls:
Green Acres Mall, Valley Stream, NY	153,000	28.76
Monmouth Mall, Eatontown, NJ	64,000	21.56
Bergen Town Center - West, Paramus, NJ	53,000	45.03
Broadway Mall, Hicksville, NY	44,000	32.43
Springfield Mall, Springfield, VA	35,000	15.47
Las Catalinas, Puerto Rico	22,000	53.66
Montehiedra, Puerto Rico	21,000	36.91
	392,000	30.85

Manhattan Street Retail:
510 5th Avenue, NY	19,000	200.12
Other	34,000	80.73
	53,000	124.31

Total	1,554,000	24.88

Vornado's share	1,522,000	24.95

(1) Represents the cash basis weighted average starting rents per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent, which are not included in the initial cash basis rent per square foot leased, but are included in the GAAP basis straight-line rent per square foot (see "Overview - Leasing Activity" of Management's Discussion and Analysis of Financial Condition and Results of Operations).

RETAIL PROPERTIES – CONTINUED

Lease expirations as of December 31, 2011, assuming none of the tenants exercise renewal options:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Net Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Strip Shopping Centers:
Month to month	20	68,000	0.3%	$990,000	$14.56
2012	52	601,000	2.9%	8,837,000	14.71
2013	104	1,911,000	9.2%	24,085,000	12.61
2014	104	1,369,000	6.6%	17,904,000	13.07
2015	65	592,000	2.9%	12,089,000	20.42
2016	72	818,000	4.0%	12,591,000	15.39
2017	51	610,000	3.0%	8,182,000	13.42
2018	56	1,060,000	5.1%	18,194,000	17.16
2019	43	915,000	4.4%	17,253,000	18.85
2020	33	843,000	4.1%	10,943,000	12.97
2021	43	852,000	4.1%	13,176,000	15.46

Regional Malls:
Month to month	56	163,000	0.8%	$3,835,000	$23.55
2012	51	123,000	0.6%	4,685,000	37.90
2013	60	269,000	1.3%	7,861,000	29.19
2014	49	357,000	1.7%	7,041,000	19.73
2015	41	213,000	1.0%	6,991,000	32.76
2016	54	462,000	2.2%	7,571,000	16.38
2017	37	512,000	2.5%	6,085,000	11.89
2018	42	111,000	0.5%	5,093,000	46.02
2019	36	164,000	0.8%	5,833,000	35.61
2020	32	148,000	0.7%	5,374,000	36.43
2021	25	430,000	2.1%	6,166,000	14.34

Manhattan Street Retail:
Month to month	3	3,000	-%	$126,000	$37.29
2012	20	112,000	0.5%	8,223,000	73.42
2013	7	27,000	0.1%	3,499,000	128.43
2014	7	28,000	0.1%	3,954,000	140.15
2015	6	23,000	0.1%	2,581,000	113.51
2016	8	23,000	0.1%	3,883,000	171.69
2017	4	10,000	-%	1,470,000	154.69
2018	16	131,000	0.6%	21,134,000	160.75
2019	11	62,000	0.3%	10,224,000	165.40
2020	7	67,000	0.3%	5,321,000	79.70
2021	1	24,000	0.1%	960,000	40.00

MERCHANDISE MART PROPERTIES

As of December 31, 2011, we own 5 Merchandise Mart Properties containing an aggregate of 5.7 million square feet. The Merchandise Mart Properties segment also contains 7 garages totaling 914,000 square feet (3,158 spaces). The garage space is excluded from the statistics provided in this section.

Square feet by location and use as of December 31, 2011:

(Amounts in thousands)			Showroom
					Temporary
	Total	Office	Total	Permanent	Trade Show	Retail
Chicago, Illinois:
Merchandise Mart	3,493	1,119	2,306	1,804	502	68
Other	10	-	-	-	-	10
Total Chicago, Illinois	3,503	1,119	2,306	1,804	502	78

Los Angeles, California:
L.A. Mart	784	188	596	542	54	-

Boston, Massachusetts:
Boston Design Center	554	129	420	420	-	5

New York, New York:
7 West 34th Street	419	10	409	362	47	-

Washington, DC:
Washington Design Center	393	110	283	283	-	-
Total Merchandise Mart Properties	5,653	1,556	4,014	3,411	603	83

Occupancy rate	85.2%	90.5%	83.0%			92.1%

In November 2011, we entered into an agreement to sell 350 West Mart Center, a 1.2 million square foot office building located in Chicago, Illinois, for $228,000,000.  Accordingly, we have reclassified the results of operations of this property to “income (loss) from discontinued operations,” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.  On January 6, 2012, we completed the sale of the property, which resulted in a net gain of $54,200,000 that will be recognized in the first quarter of 2012.

MERCHANDISE MART PROPERTIES – CONTINUED

Office Space

Occupancy and weighted average annual rent per square foot:

			Weighted
	Rentable		Average Annual
As of December 31,	Square Feet	Occupancy Rate	Rent PSF
2011	1,556,000	90.5%	$25.52
2010	1,448,000	91.8%	25.28
2009	1,296,000	94.5%	22.35
2008	1,286,000	95.1%	22.66
2007	1,250,000	96.4%	22.79

2011 Merchandise Mart Properties office rental revenues by tenants’ industry:

Industry	Percentage
Business Services	25%
Advertising and Marketing	18%
Government	17%
Education	14%
Banking	8%
Insurance	5%
Health Care	3%
Telecommunications	2%
Other	8%
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

Office tenants accounting for 2% or more of Merchandise Mart Properties’ 2011 total revenues

No tenant accounted for more than 2% of the Merchandise Mart Properties revenue in 2011.

MERCHANDISE MART PROPERTIES– CONTINUED

2011 leasing activity – Merchandise Mart Properties office space:

		Weighted Average
		Initial Rent Per
	Square Feet	Square Foot (1)
Merchandise Mart, Chicago	241,000	$26.43
Washington Design Center	16,000	46.02
Total	257,000	27.61

(1) Represents the cash basis weighted average starting rents per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent, which are not included in the initial cash basis rent per square foot leased, but are included in the GAAP basis straight-line rent per square foot (see "Overview - Leasing Activity" of Management's Discussion and Analysis of Financial Condition and Results of Operations).

Lease expirations for Merchandise Mart Properties office space as of December 31, 2011, assuming none of the tenants exercise renewal options:

			Percentage of
			Merchandise Mart	Weighted Average Annual
	Number of	Square Feet of	Properties Office	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Month to month	7	22,000	1.4%	$582,000	$25.99
2012	17	54,000	3.5%	1,395,000	25.74
2013	17	80,000	5.1%	3,187,000	39.81
2014	6	7,000	0.5%	284,000	38.61
2015	8	65,000	4.1%	1,832,000	28.39
2016	6	132,000	8.5%	3,787,000	28.78
2017	3	38,000	2.4%	885,000	23.51
2018	10	280,000	18.0%	8,686,000	30.99
2019	3	5,000	0.3%	222,000	48.31
2020	6	147,000	9.5%	4,705,000	31.96
2021	4	111,000	7.1%	3,003,000	27.00

MERCHANDISE MART PROPERTIES – CONTINUED

Showroom Space

The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for participating in trade shows for the contract furniture, casual furniture, gift, carpet, crafts, apparel and design industries.  Merchandise Mart Properties owns and operates five of the leading furniture and gift trade shows, including the contract furniture industry’s largest trade show, NeoCon, which attracts approximately 45,000 attendees each June and is hosted at the Merchandise Mart building in Chicago.

Occupancy and weighted average annual rent per square foot:

			Weighted Average
	Rentable		Annual Rent
As of December 31,	Square Feet	Occupancy Rate	Per Square Foot
2011	4,014,000	83.0%	$31.53
2010	4,122,000	93.8%	31.53
2009	4,263,000	89.9%	31.66
2008	4,274,000	93.5%	30.93
2007	4,085,000	93.5%	30.55

2011 Merchandise Mart Properties showroom rental revenues by tenants’ industry:

Industry	Percentage
Residential Design	36%
Contract Furnishing	22%
Gift	21%
Casual Furniture	8%
Apparel	8%
Building Products	5%
100%

2011 Leasing Activity – Merchandise Mart Properties showroom space:

		Weighted Average
		Initial Rent Per
	Square Feet	Square Foot (1)
Merchandise Mart, Chicago	261,000	$35.73
Boston Design Center	57,000	31.96
L.A. Mart	50,000	21.89
7 West 34th Street	45,000	42.04
Washington Design Center	25,000	41.73
Total	438,000	34.68

(1) Represents the cash basis weighted average starting rents per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent, which are not included in the initial cash basis rent per square foot leased, but are included in the GAAP basis straight-line rent per square foot (see "Overview - Leasing Activity" of Management's Discussion and Analysis of Financial Condition and Results of Operations).

MERCHANDISE MART PROPERTIES– CONTINUED

Lease expirations for the Merchandise Mart Properties showroom space as of December 31, 2011, assuming none of the tenants exercise renewal options:

			Percentage of
			Merchandise Mart	Weighted Average Annual
	Number of	Square Feet of	Properties’ Showroom	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Month to month	17	54,000	1.3%	$1,477,000	$$27.51
2012	78	228,000	5.7%	8,160,000	35.79
2013	120	368,000	9.2%	13,797,000	37.53
2014	133	378,000	9.4%	13,356,000	35.33
2015	99	281,000	7.0%	10,254,000	36.55
2016	79	297,000	7.4%	10,268,000	34.52
2017	45	311,000	7.7%	11,516,000	37.07
2018	33	232,000	5.8%	8,222,000	35.39
2019	15	85,000	2.1%	3,101,000	36.53
2020	20	83,000	2.1%	3,437,000	41.65
2021	12	124,000	3.1%	4,082,000	32.84

Retail Space

The Merchandise Mart Properties segment also contains approximately 92,000 square feet of retail space, of which we own 83,000 square feet that was 92.1% occupied at December 31, 2011.

TOYS “R” US, INC. (“TOYS”)

As of December 31, 2011 we own a 32.7% interest in Toys, a worldwide specialty retailer of toys and baby products, which has a significant real estate component. Toys had $6.0 billion of outstanding debt at October 29, 2011, of which our pro rata share was $2.0 billion, none of which is recourse to us.

The following table sets forth the total number of stores operated by Toys as of December 31, 2011:

			Building
			Owned on
			Leased
	Total	Owned	Ground	Leased
Domestic	876	290	226	360
International	533	78	26	429
Total Owned and Leased	1,409	368	252	789
Franchised Stores	237
Total	1,646

OTHER INVESTMENTS

555 California Street Complex

As of December 31, 2011, we own a 70% controlling interest in a three-building office complex containing 1.8 million square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”).

Occupancy and weighted average annual rent per square foot as of December 31, 2011:

			Weighted Average
As of	Rentable		Annual Rent
December 31,	Square Feet	Occupancy Rate	Per Square Foot
2011	1,795,000	93.1%	$54.40
2010	1,795,000	93.0%	55.97
2009	1,794,000	94.8%	57.25
2008	1,789,000	94.0%	57.98
2007	1,789,000	95.0%	59.84

2011 rental revenue by tenants’ industry:

Industry	Percentage
Banking	43%
Finance	37%
Legal Services	15%
Retail	2%
Others	3%
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

Tenants accounting for 2% or more of 555 California Street's revenues:

			Percentage of
			555 California
			Street	Percentage of
	Square	2011	Complex’s	Total Company
Tenant	Feet Leased	Revenues	Revenues	Revenues
Bank of America	650,000	$35,000,000	34.3%	1.2%
UBS Financial Services	106,000	7,000,000	6.8%	0.2%
Goldman Sachs & Co.	119,000	6,000,000	6.4%	0.2%
Kirkland & Ellis LLP	125,000	6,000,000	6.0%	0.2%
Morgan Stanley & Company, Inc.	121,000	6,000,000	5.8%	0.2%
Dodge & Cox	62,000	4,000,000	3.9%	0.1%
McKinsey & Company Inc.	54,000	4,000,000	3.8%	0.1%
KKR Financial LLC	59,000	4,000,000	3.5%	0.1%
Jones Day	81,000	3,000,000	3.4%	0.1%
Symphony Asset Management LLC	44,000	3,000,000	2.6%	0.1%

2011 leasing activity:

In 2011, we leased 102,000 square feet at a weighted average rent initial rent of $54.17 per square foot.

OTHER INVESTMENTS – CONTINUED

Alexander’s, Inc. (“Alexander’s”)

As of December 31, 2011, we own 32.4% of the outstanding common stock of Alexander’s, which owns seven properties in the greater New York metropolitan area.  Alexander’s had $1.3 billion of outstanding debt at December 31, 2011, of which our pro rata share was $431 million, none of which is recourse to us.

Lexington Realty Trust (“Lexington”)

As of December 31, 2011, we own 12.0% of the outstanding common shares of Lexington, which has interests in 222 properties, encompassing approximately 42.1 million square feet across 42 states, generally net-leased to major corporations.  Lexington had approximately $1.7 billion of outstanding debt at September 30, 2011, of which our pro rata share was $205 million, none of which is recourse to us.

Vornado Capital Partners Real Estate Fund (the “Fund”)

As of December 31, 2011, the Fund has five investments with an aggregate fair value of approximately $346,650,000, or $11,995,000 in excess of its cost, and has remaining unfunded commitments of $416,600,000, of which our share is $104,150,000.

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Rental information:
Hotel:
Average occupancy rate	89.1%	83.2%	71.5%	84.1%	84.4%
Average daily rate	$150.91	$143.28	$133.20	$171.32	$154.78
Revenue per available room	$134.43	$119.23	$95.18	$144.01	$130.70
Commercial:
Office space:
Average occupancy rate	33.4%	33.4%	30.4%	30.4%	57.0%
Weighted average annual rent per square foot	$13.49	$7.52	$20.54	$18.78	$22.23
Retail space:
Average occupancy rate	63.0%	62.3%	70.7%	69.5%	73.3%
Weighted average annual rent per square foot	$29.01	$31.42	$35.05	$41.75	$33.63

Item 3.   Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.

As of December 31, 2011, we have a $41,983,000 receivable from Stop and Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  In the fourth quarter of 2011, based on the Court’s decision, we recognized $23,521,000 of income, representing the portion of the $41,983,000 receivable that was previously reserved.  As a result of Stop & Shop’s appeal, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $41,983,000.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related STOCKholder Matters and issuer purchases of equity securities

Vornado’s common shares are traded on the New York Stock Exchange under the symbol “VNO.”

Quarterly high and low sales prices of the common shares and dividends paid per share for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010
Quarter	High	Low	Dividends	High	Low	Dividends

1st	$93.53	$82.12	$0.69	$78.40	$61.25	$0.65
2nd	98.42	86.85	0.69	86.79	70.06	0.65
3rd	98.77	72.85	0.69	89.06	68.59	0.65
4th	84.30	68.39	0.69	91.67	78.06	0.65

As of February 1, 2012, there were 1,230 holders of record of our common shares.

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, we issued 20,891 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

In December 2011, we received 410,783 Vornado common shares at an average price of $76.36 per share as payment for the exercise price of certain employee options.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (excluding health care real estate investment trusts), a peer group index.  The graph assumes that $100 was invested on December 31, 2006 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2006	2007	2008	2009	2010	2011
Vornado Realty Trust	100	75	54	66	82	78
S&P 500 Index	100	105	66	84	97	99
The NAREIT All Equity Index	100	84	53	67	86	93

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2011	2010	2009	2008	2007
Operating Data:
Revenues:
Property rentals	$2,261,811	$2,237,707	$2,148,975	$2,121,234	$1,885,580
Tenant expense reimbursements	349,420	355,616	351,290	347,932	313,501
Cleveland Medical Mart development project	154,080	-	-	-	-
Fee and other income	150,354	147,358	155,326	126,018	108,693
Total revenues	2,915,665	2,740,681	2,655,591	2,595,184	2,307,774
Expenses:
Operating	1,091,597	1,082,844	1,050,545	1,031,843	915,609
Depreciation and amortization	553,811	522,022	519,534	519,850	424,012
General and administrative	209,981	213,949	230,584	193,593	188,513
Cleveland Medical Mart development project	145,824	-	-	-	-
Tenant buy-outs, impairment losses and
other acquisition related costs	58,299	129,458	73,763	81,447	10,375
Total expenses	2,059,512	1,948,273	1,874,426	1,826,733	1,538,509
Operating income	856,153	792,408	781,165	768,451	769,265
Income (loss) applicable to Toys "R" Us	48,540	71,624	92,300	2,380	(14,337)
Income (loss) from partially owned entities	71,770	22,438	(19,910)	(159,207)	82,480
Income (loss) from Real Estate Fund	22,886	(303)	-	-	-
Interest and other investment income (loss), net	148,826	235,315	(116,350)	(2,747)	226,242
Interest and debt expense	(544,015)	(560,052)	(617,768)	(619,298)	(583,042)
Net gain (loss) on extinguishment of debt	-	94,789	(25,915)	9,820	-
Net gain on disposition of wholly owned and partially
owned assets	15,134	81,432	5,641	7,757	39,493
Income before income taxes	619,294	737,651	99,163	7,156	520,101
Income tax (expense) benefit	(24,827)	(22,476)	(20,642)	204,644	(9,057)
Income from continuing operations	594,467	715,175	78,521	211,800	511,044
Income (loss) from discontinued operations	145,533	(7,144)	49,929	199,645	96,789
Net income	740,000	708,031	128,450	411,445	607,833
Less:
Net (income) loss attributable to noncontrolling
interests in consolidated subsidiaries	(21,786)	(4,920)	2,839	3,263	3,494
Net income attributable to noncontrolling interests
in the Operating Partnership, including unit
distributions	(55,912)	(55,228)	(25,120)	(55,411)	(69,788)
Net income attributable to Vornado	662,302	647,883	106,169	359,297	541,539
Preferred share dividends	(65,531)	(55,534)	(57,076)	(57,091)	(57,177)
Discount on preferred share and unit redemptions	5,000	4,382	-	-	-
Net income attributable to common shareholders	$601,771	$596,731	$49,093	$302,206	$484,362

Income from continuing operations, net - basic	$2.52	$3.31	$0.01	$0.77	$2.58
Income from continuing operations, net - diluted	2.50	3.28	0.01	0.75	2.48
Net income per common share - basic	3.26	3.27	0.28	1.96	3.18
Net income per common share - diluted	3.23	3.24	0.28	1.91	3.05
Dividends per common share	2.76	2.60	3.20	3.65	3.45

Balance Sheet Data:
Total assets	$20,446,487	$20,517,471	$20,185,472	$21,418,048	$22,478,717
Real estate, at cost	17,627,011	17,387,701	17,293,970	17,140,726	16,336,129
Accumulated depreciation	(3,095,037)	(2,715,046)	(2,395,608)	(2,068,357)	(1,723,952)
Debt	10,562,002	10,889,442	10,681,342	12,176,317	11,456,399
Total equity	7,508,447	6,830,405	6,649,406	6,214,652	6,011,240

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009	2008	2007
Other Data:
Funds From Operations ("FFO")(1):
Net income attributable to Vornado	$662,302	$647,883	$106,169	$359,297	$541,539
Depreciation and amortization of real property	530,113	505,806	508,572	509,367	451,313
Net gain on sales of real estate	(51,623)	(57,248)	(45,282)	(57,523)	(60,811)
Real estate impairment losses	28,799	97,500	23,203	-	-
Proportionate share of adjustments to equity in net income
of Toys, to arrive at FFO:
Depreciation and amortization of real property	70,883	70,174	65,358	66,435	85,244
Net gain on sales of real estate	(491)	-	(164)	(719)	(3,012)
Income tax effect of above adjustments	(24,634)	(24,561)	(22,819)	(23,223)	(28,781)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	99,992	78,151	75,200	49,513	48,770
Net gain on sales of real estate	(9,276)	(5,784)	(1,188)	(8,759)	(12,451)
Real estate impairment losses	-	11,481	-	-	-
Noncontrolling interests' share of above adjustments	(40,957)	(46,794)	(47,022)	(49,683)	(46,664)
FFO	1,265,108	1,276,608	662,027	844,705	975,147
Preferred share dividends	(65,531)	(55,534)	(57,076)	(57,091)	(57,177)
Discount on preferred share and unit redemptions	5,000	4,382	-	-	-
FFO attributable to common shareholders	1,204,577	1,225,456	604,951	787,614	917,970
Interest on 3.88% exchangeable senior debentures	26,272	25,917	-	25,261	24,958
Convertible preferred share dividends	124	160	170	189	277
FFO attributable to common shareholders
plus assumed conversions(1)	$1,230,973	$1,251,533	$605,121	$813,064	$943,205

________________________________

(1)   FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  In the fourth quarter of 2011 and the first quarter of 2012, NAREIT issued updated guidance on FFO and modified its definition of FFO to specifically exclude real estate impairment losses, including the pro rata share of such losses of unconsolidated subsidiaries.  To the extent applicable, NAREIT requested companies to restate prior period FFO to conform to the new definition.  Accordingly, we have restated our 2010 and 2009 FFO to exclude real estate impairment losses aggregating $108,981 and $23,203, respectively.  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gain from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.

Overview

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in the Operating Partnership at December 31, 2011.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

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

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended December 31, 2011:

	Total Return(1)
	Vornado	RMS	SNL
One-year	(4.6%)	8.7%	8.3%
Three-year	40.2%	79.6%	79.9%
Five-year	(25.2%)	(7.3%)	(3.9%)
Ten-year	187.0%	163.2%	175.4%

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

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.  We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire these securities in the future.

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments than we are. Principal factors of competition include rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Risk Factors” in Item 1A for additional information regarding these factors.

Overview - continued

Year Ended December 31, 2011 Financial Results Summary

Net income attributable to common shareholders for the year ended December 31, 2011 was $601,771,000, or $3.23 per diluted share, compared to $596,731,000, or $3.24 per diluted share, for the year ended December 31, 2010. Net income for the years ended December 31, 2011 and 2010 includes $61,390,000 and $63,032,000, respectively, of net gains on sale of real estate, and $28,799,000 and $108,981,000, respectively, of real estate impairment losses.  In addition, the years ended December 31, 2011 and 2010 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $243,606,000, or $1.31 per diluted share for the year ended December 31, 2011 and $188,805,000, or $1.03 per diluted share for the year ended December 31, 2010.

Funds from operations attributable to common shareholders plus assumed conversions (“FFO”) for the year ended December 31, 2011 was $1,230,973,000, or $6.42 per diluted share, compared to $1,251,533,000, or $6.59 per diluted share, for the prior year.  FFO for the years ended December 31, 2011 and 2010 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $219,562,000, or $1.15 per diluted share for the year ended December 31, 2011 and $250,360,000, or $1.32 per diluted share for the year ended December 31, 2010.

	For the Year Ended
	December 31,
(Amounts in thousands)	2011	2010
Items that affect comparability income (expense):
Net gain on extinguishment of debt	$83,907	$92,150
Mezzanine loan loss reversals and net gain on disposition	82,744	53,100
Our share of LNR's income tax benefit, asset sales and tax settlement gains	27,377	-
Recognition of disputed receivable from Stop & Shop	23,521	-
Income from the mark-to-market of J.C. Penney derivative position	12,984	130,153
Net gain from Suffolk Downs' sale of a partial interest	12,525	-
Net gain resulting from Lexington Realty Trust's stock issuance	9,760	13,710
Discount on preferred share and unit redemptions	7,000	11,354
Net gain on sale of condominiums	5,884	3,149
Tenant buy-outs and acquisition costs	(30,071)	(6,945)
Non-cash asset write-downs:
Real estate - development related	-	(30,013)
Partially owned entities	(13,794)	-
Merchandise Mart restructuring costs	(4,226)	-
Real Estate Fund placement fees	(3,451)	(6,482)
Default interest and fees accrued on loans in special servicing	-	(15,079)
FFO attributable to discontinued operations	22,227	33,679
Other, net	(2,077)	(10,072)
	234,310	268,704
Noncontrolling interests' share of above adjustments	(14,748)	(18,344)
Items that affect comparability, net	$219,562	$250,360

The percentage increase (decrease) in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the year ended December 31, 2011 over the year ended December 31, 2010 is summarized below.

	New York	Washington, DC		Merchandise
Same Store EBITDA:	Office	Office	Retail	Mart
December 31, 2011 vs. December 31, 2010
GAAP basis	(0.1%)	0.9%	3.1%	0.5%
Cash Basis	1.8%	1.8%	6.4%	3.5%

Overview - continued

Quarter Ended December 31, 2011  Financial Results Summary

Net income attributable to common shareholders for the quarter ended December 31, 2011 was $69,508,000, or $0.37 per diluted share, compared to $243,414,000, or $1.31 per diluted share, for the quarter ended December 31, 2010.  Net income for the quarters ended December 31, 2011 and 2010 includes $1,916,000 and $62,718,000, respectively, of net gains on sale of real estate, and $28,799,000 and $103,981,000, respectively, of real estate impairment losses.  In addition, the quarters ended December 31, 2011 and 2010 include certain other items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $34,999,000, or $0.19 per diluted share for the quarter ended December 31, 2011 and $173,501,000, or $0.91 per diluted share for the quarter ended December 31, 2010.

FFO for the quarter ended December 31, 2011 was $280,369,000, or $1.46 per diluted share, compared to $432,860,000, or $2.27 per diluted share, for the prior year’s quarter.  FFO for the quarters ended December 31, 2011 and 2010 include certain items that affect comparability which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $60,261,000, or $0.31 per diluted share for the quarter ended December 31, 2011 and $214,565,000, or $1.12 per diluted share for the quarter ended December 31, 2010.

	For the Three Months Ended
	December 31,
(Amounts in thousands)	2011	2010
Items that affect comparability income (expense):
Income from the mark-to-market of J.C. Penney derivative position	$40,120	$97,904
Recognition of disputed receivable from Stop & Shop	23,521	-
Net gain from Suffolk Downs' sale of a partial interest	12,525	-
Our share of LNR's income tax benefit	12,380	-
Net gain on extinguishment of debt	-	93,946
Mezzanine loan loss reversal	-	60,000
Net gain resulting from Lexington Realty Trust's stock issuance	-	7,712
Non-cash asset write-downs:
Real estate - development related	-	(30,013)
Partially owned entities	(13,794)	-
Tenant buy-outs and acquisition costs	(10,656)	(4,094)
FFO attributable to discontinued operations	5,039	7,373
Other, net	(4,833)	(3,174)
	64,302	229,654
Noncontrolling interests' share of above adjustments	(4,041)	(15,089)
Items that affect comparability, net	$60,261	$214,565

The percentage increase (decrease) in GAAP basis and cash basis same store EBITDA of our operating segments for the quarter ended December 31, 2011 over the quarter ended December 31, 2010 and the trailing quarter ended September 30, 2011 are summarized below.

		New York	Washington, DC		Merchandise
Same Store EBITDA:		Office	Office	Retail	Mart
	December 31, 2011 vs. December 31, 2010
	GAAP basis	3.3%	(3.0%)	2.4%	8.9%
	Cash Basis	5.6%	(2.5%)	6.0%	10.5%
	December 31, 2011 vs. September 30, 2011
	GAAP basis	3.7%	(3.2%)	2.5%	23.5%	(1)
	Cash Basis	1.1%	(2.9%)	6.3%	20.8%	(1)

(1)	Primarily from the timing of trade shows.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

Vornado Capital Partners Real Estate Fund (the “Fund”)

In February 2011, the Fund’s subscription period closed with an aggregate of $800,000,000 of capital commitments, of which we committed $200,000,000.  We are the general partner and investment manager of the Fund, which has an eight-year term and a three-year investment period.  During the investment period, which concludes in July 2013, the Fund is our exclusive investment vehicle for all investments that fit within its investment parameters, as defined.  The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

During 2011, the Fund made three investments (described below) aggregating $248,500,000 and exited two investments.  As of December 31, 2011, the Fund has five investments with an aggregate fair value of approximately $346,650,000, or $11,995,000 in excess of cost, and has remaining unfunded commitments of $416,600,000, of which our share is $104,150,000.

        One Park Avenue

On March 1, 2011, the Fund as a co-investor (64.7% interest), together with Vornado (30.3% interest), acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000.  The purchase price consisted of $137,000,000 in cash and 95% of a $250,000,000 five-year mortgage that bears interest at 5.0%.

Crowne Plaza Times Square

On December 16, 2011, the Fund formed a joint venture with the owner of the property to recapitalize the Crowne Plaza Hotel in Times Square.  The property is located at 48th Street and Broadway in Times Square and is comprised of a 795-key hotel, 14,000 square feet of prime retail space, 212,000 square feet of office space, nine large signage offerings, a 159-space parking garage and a health club.  The joint venture plans to reconfigure and reposition the retail and office space as well as add additional signage.  Vornado will manage and lease the commercial components of the property and the joint venture partner will asset manage the hotel.  This transaction was initiated by us in May 2011, when the Fund acquired a $34,000,000 mezzanine position in the junior most tranche of the property’s mezzanine debt.  In December 2011, the Fund contributed $31,000,000 and its partner contributed $22,000,000 of new capital to pay down third party debt and for future capital expenditures.  The new capital was contributed in the form of debt that is convertible into preferred equity that receives a priority return and then will receive a profit participation.  The Fund has an economic interest of approximately 38% in the property.  The Fund’s investment is subordinate to the property’s $259,000,000 of senior debt which matures in December 2013, with a one-year extension option.

11 East 68th Street

On December 29, 2011, the Fund committed to acquire the retail portion of 11 East 68th Street, an 11-story residential and retail property located on Madison Avenue and 68th Street, for $50,500,000.  The retail portion of the property consists of two retail units aggregating 5,000 square feet.  The Fund provided $21,200,000 at closing and will provide the remaining $29,300,000 over the next two years.  In addition, the Fund has also provided a $21,000,000 mezzanine loan on the residential portion of the property, which bears paid-in-kind interest at 15%, matures in three years and has a one-year extension option.

Overview – continued

2011 Acquisitions and Investments

1399 New York Avenue (the “Executive Tower”)

On December 23, 2011, we acquired the 97.5% interest that we did not already own in the Executive Tower, an 11-story, 128,000 square foot Class A office building located in the Washington, CBD East End submarket close to the White House, for $104,000,000 in cash.

666 Fifth Avenue Office

On December 16, 2011, we formed a joint venture with an affiliate of the Kushner Companies to recapitalize the office portion of 666 Fifth Avenue, a 39-story, 1.4 million square foot Class A office building in Manhattan, located on the full block front of Fifth Avenue between 52nd and 53rd Street.  We acquired a 49.5% interest in the property from the Kushner Companies, the current owner.  In connection therewith, the existing $1,215,000,000 mortgage loan was modified by LNR, the special servicer, into a $1,100,000,000 A-Note and a $115,000,000 B-Note and extended to February 2019; and a portion of the current pay interest was deferred to the B-Note.  We and the Kushner Companies have committed to lend the joint venture an aggregate of $110,000,000 (of which our share is $80,000,000) for tenant improvements and working capital for the property, which is senior to the $115,000,000 B-Note. In addition, we have provided the A-Note holders a limited recourse and cooperation guarantee of up to $75,000,000 if an event of default occurs and is ongoing.

Independence Plaza

On June 17, 2011, a joint venture in which we are a 51% partner invested $55,000,000 in cash (of which we contributed $35,000,000) to acquire a face amount of $150,000,000 of mezzanine loans and a $35,000,000 participation in a senior loan on Independence Plaza, a residential complex comprised of three 39-story buildings in the Tribeca submarket of Manhattan.

280 Park Avenue Joint Venture

On March 16, 2011, we formed a 50/50 joint venture with SL Green Realty Corp to own the mezzanine debt of 280 Park Avenue, a 1.2 million square foot office building located between 48th and 49th Streets in Manhattan (the “Property”).  We contributed our mezzanine loan with a face amount of $73,750,000 and they contributed their mezzanine loans with a face amount of $326,250,000 to the joint venture.  We equalized our interest in the joint venture by paying our partner $111,250,000 in cash and assuming $15,000,000 of their debt.  On May 17, 2011, as part of the recapitalization of the Property, the joint venture contributed its debt position for 99% of the common equity of a new joint venture which owns the Property.  The new joint venture’s investment is subordinate to $710,000,000 of third party debt.  The new joint venture expects to spend $150,000,000 for re-tenanting and repositioning the Property.

2011 Dispositions

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building located in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,200,000 that will be recognized in the first quarter of 2012.

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

On January 12, 2011, we sold 1140 Connecticut Avenue and 1227 25th Street in Washington, DC, for $127,000,000 in cash, which resulted in a net gain of $45,862,000.

In 2011, we sold three retail properties in separate transactions for an aggregate of $40,990,000 in cash, which resulted in net gains of $5,761,000.

Overview – continued

2011 Financing Activities

Senior Unsecured Debt

On November 30, 2011, we completed a public offering of $400,000,000 aggregate principal amount of 5.0%, ten-year senior unsecured notes and retained net proceeds of approximately $395,584,000.  The notes were sold at 99.546% of their face amount to yield 5.057%.

In 2011, we renewed both of our unsecured revolving credit facilities aggregating $2,500,000,000.  The first facility, which was renewed in June 2011, bears interest on drawn amounts at LIBOR plus 1.35% and has a 0.30% facility fee (drawn or undrawn).  The second facility, which was renewed in November 2011, bears interest on drawn amounts at LIBOR plus 1.25% and has a 0.25% facility fee (drawn or undrawn).  The LIBOR spread and facility fee on both facilities are based on our credit ratings.  Both facilities mature in four years and have one-year extension options.  As of December 31, 2011, an aggregate of $138,000,000 was outstanding under these facilities.

Secured Debt

On January 9, 2012, we completed a $300,000,000 refinancing of 350 Park Avenue, a 557,000 square foot Manhattan office building. The five-year fixed rate loan bears interest at 3.75% and amortizes based on a 30-year schedule beginning in the third year. The proceeds of the new loan and $132,000,000 of existing cash were used to repay the existing loan and closing costs.

On December 28, 2011, we completed a $330,000,000 refinancing of Eleven Penn Plaza, a 1.1 million square foot Manhattan office building. The seven-year loan bears interest at LIBOR plus 2.35% and amortizes based on a 30-year schedule beginning in the fourth year. We retained net proceeds of approximately $126,000,000 after repaying the existing loan and closing costs.

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

On May 11, 2011, we repaid the outstanding balance of the construction loan on West End 25, and closed on a $101,671,000 mortgage at a fixed rate of 4.88%.  The loan has a 10-year term and amortizes based on a 30-year schedule beginning in the sixth year.

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

Overview – continued

2011 Financing Activities – continued

Secured Debt – continued

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

On January 6, 2011, we completed a $60,000,000 financing of land under a portion of the Borgata Hotel and Casino complex. The 10-year fixed rate loan bears interest at 5.14% and amortizes based on a 30-year schedule beginning in the third year.

Preferred Equity

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  On May 5, 2011 and August 5, 2011 we sold an additional 800,000 and 1,000,000 shares, respectively, at a price of $25.00 per share.  We retained aggregate net proceeds of $238,842,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 9,850,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).

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

(Square feet in thousands)	New York	Washington, DC		Merchandise Mart
As of December 31, 2011:	Office	Office	Retail (4)	Office	Showroom
Total square feet (in service)	20,773	20,529	25,245	1,556	4,014
Our share of square feet (in service)	17,546	17,925	23,012	1,556	4,014
Number of properties	30	77	155	5	5
Occupancy rate	95.6%	90.0%(3)	93.0%	90.5%	83.0%

Leasing Activity:
Quarter Ended December 31, 2011:
Total square feet leased	1,138	605	382	68	80
Our share of square feet leased	925	575	382	68	80
Initial rent (1)	$50.99	$42.30	$23.37	$26.00	$30.99
Weighted average lease term (years)	8.5	7.5	8.6	12.0	4.0
Relet space (included above):
Square feet	832	497	190	68	80
Cash basis:
Initial rent (1)	$50.04	$41.99	$15.58	$26.00	$30.99
Prior escalated rent	$45.71	$39.00	$14.76	$24.92	$34.02
Percentage increase (decrease)	9.5%	7.7%	5.6%	4.3%	(8.9%)
GAAP basis:
Straight-line rent (2)	$50.13	$41.72	$15.73	$26.58	$30.55
Prior straight-line rent	$43.43	$38.38	$13.69	$22.26	$30.07
Percentage increase	15.4%	8.7%	14.9%	19.4%	1.6%
Tenant improvements and leasing
commissions:
Per square foot	$44.25	$35.05	$8.70	$83.30	$3.00
Per square foot per annum:	$5.21	$4.67	$1.01	$6.94	$0.75
Percentage of initial rent	10.2%	11.0%	4.3%	26.7%	2.4%

Year Ended December 31, 2011:
Total square feet leased	3,211	1,784	1,554	257	438
Our share of square feet leased	2,432	1,606	1,522	257	438
Initial rent (1)	$55.37	$40.99	$24.95	$27.61	$34.68
Weighted average lease term (years)	9.2	5.6	8.7	8.2	5.6
Relet space (included above):
Square feet	2,089	1,427	629	257	438
Cash basis:
Initial rent (1)	$56.21	$40.79	$19.88	$27.61	$34.68
Prior escalated rent	$47.66	$38.65	$18.21	$27.52	$36.33
Percentage increase (decrease)	18.0%	5.5%	9.2%	0.3%	(4.5%)
GAAP basis:
Straight-line rent (2)	$56.19	$40.43	$20.46	$27.99	$33.71
Prior straight-line rent	$47.47	$37.33	$17.56	$24.40	$32.86
Percentage increase	18.4%	8.3%	16.5%	14.7%	2.6%
Tenant improvements and leasing
commissions:
Per square foot	$48.28	$25.21	$7.47	$61.12	$5.31
Per square foot per annum:	$5.25	$4.50	$0.86	$7.45	$0.95
Percentage of initial rent	9.5%	11.0%	3.4%	27.0%	2.7%

As of December 31, 2010:
Total square feet (in service)	17,454	21,149	25,557	1,448	4,122
Our share of square feet (in service)	16,194	17,823	23,453	1,448	4,122
Number of properties	28	82	161	5	5
Occupancy rate	95.6%	94.3%(3)	92.3%	91.8%	93.8%

See notes on the following page.

Overview - continued

(Square feet in thousands)
Leasing Activity:	New York	Washington, DC		Merchandise Mart
Year Ended December 31, 2010:	Office	Office	Retail (4)	Office	Showroom
Total square feet leased	1,364	1,837	1,237	171	596
Our share of square feet leased:	1,277	1,697	1,209	171	596
Initial rent (1)	$49.81	$38.41	$24.36	$30.61	$36.20
Weighted average lease term (years)	7.5	4.4	8.5	12.3	5.0
Relet space (included above):
Square feet	1,061	1,385	392	24	596
Cash basis:
Initial rent (1)	$49.65	$38.51	$18.09	$24.44	$36.20
Prior escalated rent	$51.91	$36.71	$16.76	$23.99	$36.98
Percentage (decrease) increase	(4.4%)	4.9%	7.9%	1.9%	(2.1%)
GAAP basis:
Straight-line rent(2)	$48.35	$38.59	$18.70	$21.63	$34.90
Prior straight-line rent	$49.27	$35.08	$16.49	$23.03	$33.57
Percentage (decrease) increase	(1.9%)	10.0%	13.4%	(6.1%)	4.0%
Tenant improvements and leasing
commissions:
Per square foot	$50.29	$12.85	$11.98	$100.73	$6.56
Per square foot per annum:	$6.70	$2.92	$1.41	$8.19	$1.31
Percentage of initial rent	13.5%	7.6%	5.8%	26.8%	3.6%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	Excluding residential and other properties, occupancy rates for the office properties were as follows.
	December 31, 2011	88.7%
	December 31, 2010	94.0%

(4)	Mall store sales per square foot for in-line stores with less than 10,000 square feet, including partially owned malls, for the trailing twelve
	months ended December 31, 2011 and 2010 were $467 and $463, respectively.

Overview - continued

Washington, DC Office Properties Segment

EBITDA was $481,077,000 for the year ended December 31, 2011, compared to $497,551,000 for the prior year, a decrease of $16,474,000.  2011 and 2010 included an aggregate of $51,050,000 and $73,901,000, respectively of EBITDA from discontinued operations and net gains on sale of real estate.  In addition, 2010 included a $10,056,000 litigation loss accrual.  Adjusting for these items, 2011 EBITDA was lower than the prior year by $3,679,000, or 0.8%.  Same Store EBITDA was higher than the prior year by 0.9% (see page 90 for a reconciliation of EBITDA to Same Store EBITDA).

We estimate that occupancy will decrease from 90% at December 31, 2011, to between 82% to 84% in 2012 and that 2012 EBITDA will be lower than 2011 by approximately $55,000,000 to $65,000,000, based on 2,902,000 square feet expiring in 2012, partially offset by leasing over 1,000,000 square feet.  A significant portion of the vacancy is related to the Base Realignment and Closure (“BRAC”) statute.  We estimate it will take approximately two to three years to fully absorb this vacancy and for EBITDA to recover.  The table below summarizes the effect of BRAC on our Washington, DC Office Properties segment for square feet leased by the DOD.

	Annual
	Expiring
	Escalated
	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Square feet to be relet by the General Services
Administration (leases pending)	$40.05	313,000	313,000	-	-

Square feet already vacated	26.57	403,000	-	403,000	-

Square feet expiring in the future:
First Quarter 2012	40.10	589,000	551,000	38,000	-
Second Quarter 2012	39.60	171,000	171,000	-	-
Third Quarter 2012	41.47	380,000	251,000	119,000	10,000
Total 2012		1,140,000	973,000	157,000	10,000

2013	36.85	183,000	-	43,000	140,000
2014	32.76	330,000	128,000	202,000	-
2015	40.09	26,000	20,000	6,000	-

Total square feet expiring in the future		1,679,000	1,121,000	408,000	150,000

Total square feet subject to BRAC		2,395,000	1,434,000	811,000	150,000

In February 2012, we notified the lender that the Skyline property currently has a 26% vacancy rate, which is expected to increase due to scheduled lease expirations resulting primarily from the BRAC statute. Based on the projected vacancy and the significant amount of capital, time and effort to re-tenant the property, we requested that the mortgage loan be placed with the special servicer.

Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted.  The Company early adopted this guidance as of December 31, 2011, and has presented the Consolidated Statements of Comprehensive Income as a separate financial statement.

In September 2011, the FASB issued Update No. 2011-09, Compensation – Retirement Benefits (Topic 715): Disclosures About an Employer’s Participation in a Multiemployer Plan (“ASU No. 2011-09”).  ASU No. 2011-09 requires enhanced disclosures about an entity’s participation in multiemployer plans that offer pension and other postretirement benefits.  ASU No. 2011-09 became effective for interim and annual periods ending on or after December 15, 2011.  The adoption of this update on December 31, 2011 did not have a material impact on our consolidated financial statements.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. As of December 31, 2011 and 2010, the carrying amounts of real estate, net of accumulated depreciation, were $14.5 billion and $14.7 billion, respectively. Maintenance and repairs are expensed as incurred. Depreciation requires an estimate by management of the useful life of each property and improvement as well as an allocation of the costs associated with a property to its various components. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.  As real estate is undergoing development activities, all property operating expenses directly associated with and attributable to, the development and construction of a project, including interest expense, are capitalized to the cost of real property to the extent we believe such costs are recoverable through the value of the property.  The capitalization period begins when development activities are underway and ends when the project is substantially complete.  General and administrative costs are expensed as incurred.

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

Critical Accounting Policies – continued

Identified Intangibles

As of December 31, 2011 and 2010, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) were $319,704,000 and $346,157,000, respectively. The carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $467,187,000 and $521,372,000, respectively.  Identified intangibles are recorded at their estimated fair value, separate and apart from goodwill. Identified intangibles that are determined to have finite lives are amortized over the period in which they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.  Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of the identified intangible over its estimated fair value.  If intangible assets are impaired or estimated useful lives change, the impact to our consolidated financial statements could be material.

Mezzanine Loans Receivable

As of December 31, 2011 and 2010, the carrying amounts of mezzanine loans receivable were $133,948,000 and $202,412,000, respectively.  We invest in mezzanine loans of entities that have significant real estate assets.  These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate.  We record these investments at the stated principal amount net of any unamortized discount or premium.  We accrete or amortize any discount or premium over the life of the related receivable utilizing the effective interest method or straight-line method, if the result is not materially different. We evaluate the collectibility of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, to the value of the collateral if the loan is collateral dependent. If our estimates of the collectability of both interest and principal or the fair value of our loans change based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Partially Owned Entities

As of December 31, 2011 and 2010, the carrying amounts of investments in partially owned entities, including Toys “R” Us, was $1.7 billion and $1.4 billion, respectively. In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have the power over significant activities of the entity and the obligation to absorb losses or receive benefits that could potentially be significant to the entity. We account for investments on the equity method when the requirements for consolidation are not met and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

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

Critical Accounting Policies – continued

Allowance For Doubtful Accounts

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($43,241,000 and $62,979,000 as of December 31, 2011 and 2010) for estimated losses resulting from the inability of tenants to make required payments under their lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($4,046,000 and $7,316,000 as of December 31, 2011 and 2010, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•      Cleveland Medical Mart — revenue arising from the development of the Cleveland Medical Mart.  This revenue is recognized as the related services are performed under the respective agreements using the criteria set forth in ASC 605-25, Multiple Element Arrangements, as we are providing development, marketing, leasing, and other property management services.

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

Net Income and EBITDA by Segment for the Years Ended December 31, 2011, 2010 and 2009

(Amounts in thousands)	For the Year Ended December 31, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$2,157,938	$783,438	$558,256	$424,646	$208,059	$-	$183,539
Straight-line rent adjustments	41,431	25,720	(721)	16,319	(2,680)	-	2,793
Amortization of acquired below-
market leases, net	62,442	31,547	2,088	23,751	38	-	5,018
Total rentals	2,261,811	840,705	559,623	464,716	205,417	-	191,350
Tenant expense reimbursements	349,420	140,038	36,849	150,338	11,602	-	10,593
Cleveland Medical Mart development
project	154,080	-	-	-	154,080	-	-
Fee and other income:
BMS cleaning fees	61,754	95,452	-	-	-	-	(33,698)
Management and leasing fees	20,103	7,394	12,361	3,071	342	-	(3,065)
Lease termination fees	16,395	11,539	3,794	767	295	-	-
Other	52,102	22,189	20,650	5,966	3,558	-	(261)
Total revenues	2,915,665	1,117,317	633,277	624,858	375,294	-	164,919
Operating expenses	1,091,597	485,731	200,677	205,385	132,470	-	67,334
Depreciation and amortization	553,811	186,765	160,729	114,360	41,094	-	50,863
General and administrative	209,981	18,815	26,380	28,098	29,996	-	106,692
Cleveland Medical Mart development
project	145,824	-	-	-	145,824	-	-
Tenant buy-outs, impairment losses and
other acquisition related costs	58,299	-	-	24,146	28,228	-	5,925
Total expenses	2,059,512	691,311	387,786	371,989	377,612	-	230,814
Operating income (loss)	856,153	426,006	245,491	252,869	(2,318)	-	(65,895)
Income applicable to Toys	48,540	-	-	-	-	48,540	-
Income (loss) from partially owned
entities	71,770	(12,559)	(6,381)	4,006	455	-	86,249
Income from Real Estate Fund	22,886	-	-	-		-	22,886
Interest and other investment					-
income (loss), net	148,826	642	199	(29)	43	-	147,971
Interest and debt expense	(544,015)	(138,336)	(120,724)	(91,895)	(36,873)	-	(156,187)
Net gain on disposition of wholly
owned and partially owned assets	15,134	-	-	4,278	-	-	10,856
Income (loss) before income taxes	619,294	275,753	118,585	169,229	(38,693)	48,540	45,880
Income tax expense	(24,827)	(2,084)	(2,927)	(34)	(2,237)	-	(17,545)
Income (loss) from continuing
operations	594,467	273,669	115,658	169,195	(40,930)	48,540	28,335
Income from discontinued operations	145,533	563	46,466	4,000	94,504	-	-
Net income	740,000	274,232	162,124	173,195	53,574	48,540	28,335
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(21,786)	(10,042)	-	237	-	-	(11,981)
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(55,912)	-	-	-	-	-	(55,912)
Net income (loss) attributable to
Vornado	662,302	264,190	162,124	173,432	53,574	48,540	(39,558)
Interest and debt expense(2)	797,920	150,627	134,270	96,644	40,916	157,135	218,328
Depreciation and amortization(2)	777,421	201,122	181,560	117,716	46,725	134,967	95,331
Income tax expense (benefit)(2)	4,812	2,204	3,123	34	2,237	(1,132)	(1,654)
EBITDA(1)	$2,242,455	$618,143	$481,077	$387,826	$143,452	$339,510	$272,447

____________________

See notes on page 83.

Net Income and EBITDA by Segment for the Years Ended December 31, 2011, 2010 and 2009 - continued

(Amounts in thousands)	For the Year Ended December 31, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$2,099,158	$773,996	$566,041	$390,068	$199,323	$-	$169,730
Straight-line rent adjustments	73,007	34,197	5,849	28,604	382	-	3,975
Amortization of acquired below-
market leases, net	65,542	36,164	2,326	21,470	(75)	-	5,657
Total rentals	2,237,707	844,357	574,216	440,142	199,630	-	179,362
Tenant expense reimbursements	355,616	137,412	51,963	144,224	11,059	-	10,958
Fee and other income:
BMS cleaning fees	58,053	88,664	-	-	-	-	(30,611)
Management and leasing fees	20,117	6,192	15,934	1,029	156	-	(3,194)
Lease termination fees	14,826	4,270	1,148	7,641	467	-	1,300
Other	54,362	22,283	21,427	3,674	3,838	-	3,140
Total revenues	2,740,681	1,103,178	664,688	596,710	215,150	-	160,955
Operating expenses	1,082,844	469,495	213,935	220,090	114,161	-	65,163
Depreciation and amortization	522,022	176,534	142,720	108,156	40,130	-	54,482
General and administrative	213,949	18,578	25,464	29,610	26,720	-	113,577
Tenant buy-outs, impairment losses and
other acquisition related costs	129,458	-	-	72,500	20,000	-	36,958
Total expenses	1,948,273	664,607	382,119	430,356	201,011	-	270,180
Operating income (loss)	792,408	438,571	282,569	166,354	14,139	-	(109,225)
Income applicable to Toys	71,624	-	-	-	-	71,624	-
Income (loss) from partially owned
entities	22,438	(6,354)	(564)	9,401	(179)	-	20,134
(Loss) from Real Estate Fund	(303)	-	-	-	-	-	(303)
Interest and other investment
income, net	235,315	608	157	180	47	-	234,323
Interest and debt expense	(560,052)	(132,279)	(130,540)	(85,063)	(37,932)	-	(174,238)
Net gain (loss) on extinguishment
of debt	94,789	-	-	105,571	-	-	(10,782)
Net gain on disposition of wholly
owned and partially owned assets	81,432	-	54,742	-	765	-	25,925
Income (loss) before income taxes	737,651	300,546	206,364	196,443	(23,160)	71,624	(14,166)
Income tax expense	(22,476)	(2,167)	(1,816)	(37)	(173)	-	(18,283)
Income (loss) from continuing
operations	715,175	298,379	204,548	196,406	(23,333)	71,624	(32,449)
(Loss) income from discontinued
operations	(7,144)	168	(4,481)	2,453	(5,284)	-	-
Net income (loss)	708,031	298,547	200,067	198,859	(28,617)	71,624	(32,449)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(4,920)	(9,559)	-	(778)	-	-	5,417
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(55,228)	-	-	-	-	-	(55,228)
Net income (loss) attributable to
Vornado	647,883	288,988	200,067	198,081	(28,617)	71,624	(82,260)
Interest and debt expense(2)	828,082	126,209	136,174	92,653	61,379	177,272	234,395
Depreciation and amortization(2)	729,426	170,505	159,283	114,335	51,064	131,284	102,955
Income tax (benefit) expense (2)	(23,036)	2,167	2,027	37	232	(45,418)	17,919
EBITDA(1)	$2,182,355	$587,869	$497,551	$405,106	$84,058	$334,762	$273,009

_______________________

See notes on page 83.

Net Income and EBITDA by Segment for the Years Ended December 31, 2011, 2010 and 2009 - continued

(Amounts in thousands)	For the Year Ended December 31, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,989,169	$757,372	$526,683	$354,397	$191,485	$-	$159,232
Straight-line rent adjustments	89,405	36,832	22,683	26,943	2,478	-	469
Amortization of acquired below-
market leases, net	70,401	39,474	3,452	22,095	89	-	5,291
Total rentals	2,148,975	833,678	552,818	403,435	194,052	-	164,992
Tenant expense reimbursements	351,290	136,368	60,620	132,385	12,079	-	9,838
Fee and other income:
BMS cleaning fees	53,824	75,549	-	-	-	-	(21,725)
Management and leasing fees	11,456	4,211	8,183	1,731	88	-	(2,757)
Lease termination fees	4,886	1,840	2,224	464	219	-	139
Other	85,160	18,868	47,745	2,565	7,528	-	8,454
Total revenues	2,655,591	1,070,514	671,590	540,580	213,966	-	158,941
Operating expenses	1,050,545	451,977	220,333	200,457	113,078	-	64,700
Depreciation and amortization	519,534	173,433	142,415	99,217	41,587	-	62,882
General and administrative	230,584	22,662	26,205	30,339	30,749	-	120,629
Tenant buy-outs, impairment losses and
other acquisition related costs	73,763	-	24,875	9,589	-	-	39,299
Total expenses	1,874,426	648,072	413,828	339,602	185,414	-	287,510
Operating income (loss)	781,165	422,442	257,762	200,978	28,552	-	(128,569)
Income applicable to Toys	92,300	-	-	-	-	92,300	-
(Loss) income from partially owned
entities	(19,910)	5,817	4,850	4,728	151	-	(35,456)
Interest and other investment (loss)
income, net	(116,350)	876	786	69	95	-	(118,176)
Interest and debt expense	(617,768)	(133,647)	(128,039)	(88,844)	(38,009)	-	(229,229)
Net (loss) gain on extinguishment
of debt	(25,915)	-	-	769	-	-	(26,684)
Net gain on disposition of wholly
owned and partially owned assets	5,641	-	-	-	-	-	5,641
Income (loss) before income taxes	99,163	295,488	135,359	117,700	(9,211)	92,300	(532,473)
Income tax expense	(20,642)	(1,332)	(1,482)	(319)	(2,140)	-	(15,369)
Income (loss) from continuing
operations	78,521	294,156	133,877	117,381	(11,351)	92,300	(547,842)
Income (loss) from discontinued operations	49,929	945	52,308	(3,430)	106	-	-
Net income (loss)	128,450	295,101	186,185	113,951	(11,245)	92,300	(547,842)
Less:
Net loss (income) attributable to
noncontrolling interests in
consolidated subsidiaries	2,839	(9,098)	-	915	-	-	11,022
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(25,120)	-	-	-	-	-	(25,120)
Net income (loss) attributable to
Vornado	106,169	286,003	186,185	114,866	(11,245)	92,300	(561,940)
Interest and debt expense(2)	826,827	126,968	132,610	95,990	52,862	127,390	291,007
Depreciation and amortization(2)	728,815	168,517	152,747	105,903	56,702	132,227	112,719
Income tax expense (benefit)(2)	10,193	1,332	1,590	319	2,208	(13,185)	17,929
EBITDA(1)	$1,672,004	$582,820	$473,132	$317,078	$100,527	$338,732	$(140,285)

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Years Ended December 31, 2011, 2010 and 2009 - continued

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

(3)   The tables below provide information about EBITDA from certain investments that are included in the “other” column of the preceding EBITDA by segment reconciliations.  The totals for each of the columns below agree to the total EBITDA for the “other “ column in the preceding EBITDA by segment reconciliations.

(Amounts in thousands)	For the Year Ended December 31,
	2011	2010	2009
Our share of Real Estate Fund:
Income before net realized/unrealized gains	$4,205	$503	$-
Net unrealized gains	2,999	-	-
Net realized gains	1,348	-	-
Carried interest accrual	736	-	-
Total	9,288	503	-
Alexander's	61,080	57,425	81,703
LNR (acquired in July 2010)	47,614	6,116	-
Lexington Realty Trust ("Lexington") (1)	44,539	55,304	50,024
555 California Street	44,724	46,782	44,757
Hotel Pennsylvania	30,135	23,763	15,108
Other investments	33,529	30,463	11,070
	270,909	220,356	202,662
Corporate general and administrative expenses (2)	(85,922)	(90,343)	(79,843)
Investment income and other, net (2)	52,405	65,499	78,593
Mezzanine loans loss reversal (accrual) and net gain on disposition	82,744	53,100	(190,738)
Income from the mark-to-market of J.C. Penney derivative position	12,984	130,153	-
Net gain from Suffolk Downs' sale of a partial interest	12,525	-	-
Net gain on sale of condominiums	5,884	3,149	648
Acquisition costs	(5,925)	(6,945)	-
Real Estate Fund placement fees	(3,451)	(5,937)	-
Net loss on extinguishment of debt	-	(10,782)	(26,684)
Non-cash asset write-downs:
Investment in Lexington	-	-	(19,121)
Marketable equity securities	-	-	(3,361)
Real estate - primarily development projects:
Wholly owned entities	-	(30,013)	(39,299)
Partially owned entities	(13,794)	-	(17,820)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	-	(20,202)
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(55,912)	(55,228)	(25,120)
	$272,447	$273,009	$(140,285)

(1)	Includes net gains of $9,760 and $13,710 in 2011 and 2010, respectively, resulting from Lexington's stock issuances.

(2)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Years Ended December 31, 2011, 2010 and 2009 - continued

       Below is a summary of the percentages of EBITDA by geographic region (excluding Toys, discontinued operations and other gains and losses that affect comparability), from our New York Office, Washington DC Office, Retail and Merchandise Mart segments.

	For the Year Ended December 31,
	2011	2010	2009
Region:
New York City metropolitan area	61%	61%	61%
Washington, DC / Northern Virginia metropolitan area	29%	31%	30%
California	2%	2%	1%
Chicago	4%	4%	4%
Puerto Rico	2%	1%	2%
Other geographies	2%	1%	2%
	100%	100%	100%

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,915,665,000 for the year ended December 31, 2011, compared to $2,740,681,000 in the prior year, an increase of $174,984,000, of which $154,080,000 relates to the Cleveland Medical Mart development project. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

			New York	Washington, DC				Merchandise
Increase (decrease) due to:	Total		Office	Office		Retail		Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$(10,242)		$(3,519)	$(26,936)	(1)	$15,369	(2)	$-		$4,844
Development projects placed into service	5,513		-	6,100		(587)		-		-
Hotel Pennsylvania	10,006		-	-		-		-		10,006
Trade Shows	7,722		-	-		-		7,722		-
Amortization of acquired below-market
leases, net	(3,100)		(4,617)	(238)		2,281		113		(639)
Leasing activity (see page 74)	14,205		4,484	6,481		7,511		(2,048)		(2,223)
	24,104		(3,652)	(14,593)		24,574		5,787		11,988

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	(5,204)		4,305	(13,109)	(1)	3,926	(2)	-		(326)
Operations	(992)		(1,679)	(2,005)		2,188		543		(39)
	(6,196)		2,626	(15,114)		6,114		543		(365)

Cleveland Medical Mart development
project	154,080	(3)	-	-		-		154,080	(3)	-

Fee and other income:
BMS cleaning fees	3,701		6,788	-		-		-		(3,087)	(4)
Management and leasing fees	(14)		1,202	(3,573)	(5)	2,042		186		129
Lease cancellation fee income	1,569		7,269	2,646		(6,874)		(172)		(1,300)
Other	(2,260)		(94)	(777)		2,292		(280)		(3,401)
	2,996		15,165	(1,704)		(2,540)		(266)		(7,659)

Total increase (decrease) in revenues	$174,984		$14,139	$(31,411)		$28,148		$160,144		$3,964

(1)	Primarily from the sale of a partial interest in the Warner Building and 1101 17th Street.

(2)	Primarily from the acquisition of the remaining 55% interest we did not previously own in the San Jose Strip Shopping Center.

(3)	This income is offset by $145,824 of development costs expensed in the period. See note (7) on page 86.

(4)	Primarily from the elimination of inter-company fees from operating segments upon consolidation.

(5)	Primarily from leasing fees in the prior year in connection with our management of a development project.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $2,059,512,000 for the year ended December 31, 2011, compared to $1,948,273,000 in the prior year, an increase of $111,239,000, which includes $145,824,000 related to the Cleveland Medical Mart development project. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

				New York	Washington, DC				Merchandise
Increase (decrease) due to:		Total		Office	Office		Retail		Mart		Other
Operating:
	Acquisitions, sale of partial interests
	and other	$(374)		$-	$(14,123)	(1)	$14,075	(2)	$-		$(326)
	Development projects placed into service	1,006		-	(248)		1,254		-		-
	Non-reimbursable expenses, including
	bad-debt reserves	(20,997)	(3)	3,029	(1,374)		(31,950)	(3)	9,298		-
	Hotel Pennsylvania	3,330		-	-		-		-		3,330
	Trade Shows	3,631		-	-		-		3,631		-
	BMS expenses	3,262		6,349	-		-		-		(3,087)
	Operations	18,895		6,858	2,487		1,916		5,380		2,254
		8,753		16,236	(13,258)		(14,705)		18,309		2,171

Depreciation and amortization:
	Acquisitions/development, sale of partial
	interests and other	(4,466)		-	(10,261)	(1)	5,795	(2)	-		-
	Operations	36,255		10,231	28,270	(4)	409		964		(3,619)
		31,789		10,231	18,009		6,204		964		(3,619)

General and administrative:
	Mark-to-market of deferred compensation
	plan liability (5)	(6,391)		-	-		-		-		(6,391)
	Real Estate Fund placement fees	(3,031)		-	-		-		-		(3,031)
	Operations	5,454		237	916		(1,512)		3,276	(6)	2,537
		(3,968)		237	916		(1,512)		3,276		(6,885)

Cleveland Medical Mart development
	project	145,824	(7)	-	-		-		145,824	(7)	-

Tenant buy-outs, impairment losses and
	other acquisition related costs	(71,159)		-	-		(48,354)	(8)	8,228		(31,033)	(9)

Total increase (decrease) in expenses		$111,239		$26,704	$5,667		$(58,367)		$176,601		$(39,366)

(1)	Primarily from the sale of a partial interest in the Warner Building and 1101 17th Street.

(2)	Primarily from the acquisition of the remaining 55% interest we did not previously own in the San Jose Strip Shopping Center.

(3)	Includes a $23,521 reversal for the Stop & Shop accounts receivable reserve.

(4)	Includes $25,000 of depreciation expense on 1851 South Bell Street, which will be taken out of service for redevelopment in 2012.

(5)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(6)	Includes $4,226 of restructuring costs.

(7)	This expense is entirely offset by development revenue in the year. See note (3) on page 85.

(8)	Primarily from a $64,500 non-cash impairment loss on the Springfield Mall in the prior year, partially offset by tenant buy-out costs in the current year.

(9)	Primarily from $30,013 of impairment losses in the prior year on condominium units held for sale.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Income Applicable to Toys

In the year ended December 31, 2011, we recognized net income of $48,540,000 from our investment in Toys, comprised of $39,592,000 for our 32.7% share of Toys’ net income ($38,460,000 before our share of Toys’ income tax benefit) and $8,948,000 of interest and other income.

In the year ended December 31, 2010, we recognized net income of $71,624,000 from our investment in Toys, comprised of $61,819,000 for our 32.7% share of Toys’ net income ($16,401,000 before our share of Toys’ income tax benefit) and $9,805,000 of interest and other income.

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2011 and 2010.

	For the Year Ended
	December 31,
(Amounts in thousands)	2011	2010
Equity in Net Income (Loss):
Alexander's - 32.4% interest	$34,128	$29,184
Lexington - 12.0% interest in 2011 and 12.8% interest in 2010 (1)	8,351	11,018
LNR - 26.2% interest (acquired in July 2010) (2)	58,786	1,973
India real estate ventures - 4.0% to 36.5% interest (3)	(14,881)	2,581
Partially owned office buildings:
280 Park Avenue - 49.5% interest (acquired in May 2011)	(18,079)	-
West 57th Street Properties - 50.0% interest (4)	876	(10,990)
Rosslyn Plaza - 43.7% to 50.4% interest	2,193	(2,419)
One Park Avenue - 30.3% interest (acquired in March 2011)	(1,142)	-
Warner Building and 1101 17th Street - 55.0% interest (deconsolidated in October
2010 upon sale of a 45.0% interest) (5)	(16,135)	72
Other partially owned office buildings	10,017	4,436
Other equity method investments:
Verde Realty Operating Partnership - 8.3% interest	1,661	(537)
Independence Plaza - 51.0% interest (acquired in June 2011)	2,457	-
Downtown Crossing, Boston - 50.0% interest	(1,461)	(1,155)
Monmouth Mall - 50.0% interest	2,556	1,952
Other equity method investments (6)	2,443	(13,677)
	$71,770	$22,438

(1)	Includes net gains of $9,760 and $13,710 in 2011 and 2010, respectively, resulting from Lexington's stock issuances.

(2)	2011 includes $27,377 of income comprised of (i) $12,380 for an income tax benefit, (ii) $8,977 of a tax settlement gain, and (iii) $6,020 of net gains from asset sales.

(3)	2011 includes $13,794 for our share of an impairment loss.

(4)	2010 includes $11,481 of impairment losses.

(5)	2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant-improvements in connection with a tenant's bankruptcy at the Warner Building.

(6)	2011 includes a $12,525 net gain from Suffolk Downs' sale of a partial interest.

Income (loss) from Real Estate Fund

In the year ended December 31, 2011, we recognized $22,886,000 of income from the Fund, including $11,995,000 of net unrealized gains from the mark-to-market of investments and $5,391,000 of net realized gains from the disposition of two investments.  Of the $22,886,000, $13,598,000 was attributable to noncontrolling interests.  Accordingly, our share of the Fund’s income was $9,288,000.  In addition, we recognized $2,695,000 of management, leasing and development fees which are included as a component of “fee and other income,” and incurred $3,451,000 of placement fees in connection with the February 2011 closing of the Fund, which is included in “general and administrative” expenses.

In the year ended December 31, 2010, we recognized a $303,000 loss from the Fund.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net (comprised of the mark-to-market of derivative positions in marketable equity securities, interest income on mezzanine loans receivable, other interest income and dividend income) was $148,826,000 in the year ended December 31, 2011, compared to $235,315,000 in the prior year, a decrease of $86,489,000. This decrease resulted from:

(Amounts in thousands)
J.C. Penney derivative position (mark-to-market gain of $12,984 in 2011, compared to $130,153 in 2010)	$(117,169)
Mezzanine loans ($82,744 loss reversal and net gain on disposition in 2011, compared to $53,100
loss reversal in 2010)	29,644
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(6,391)
Other, net (primarily dividends and interest on marketable securities and mezzanine loans)	7,427
$(86,489)

Interest and Debt Expense

Interest and debt expense was $544,015,000 for the year ended December 31, 2011, compared to $560,052,000 in the prior year, a decrease of $16,037,000.  This decrease was primarily due to savings of (i) $22,865,000 applicable to the repurchase and retirement of convertible senior debentures and repayment of senior unsecured notes, (ii) $18,157,000 from the repayment of the Springfield Mall mortgage at a discount in December 2010 and (iii) $14,856,000 from the deconsolidation of the Warner Building resulting from the sale of a 45% interest in October 2010, partially offset by (iv) $17,204,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers in August 2010, (v) $14,777,000 from the financing of 2121 Crystal Drive and Two Penn Plaza in the first quarter of 2011, (vi) $5,057,000 from the issuance of $500,000,000 of senior unsecured notes in March 2010 and (vii) $3,854,000 from the consolidation of the San Jose Shopping Center resulting from the October 2010 acquisition of the 55% interest we did not previously own.

Net Gain (Loss) on Extinguishment of Debt

In the year ended December 31, 2010, we recognized a $94,789,000 net gain on the extinguishment of debt (primarily from our acquisition of the mortgage loan secured by the Springfield Mall).

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

In the year ended December 31, 2011, we recognized a $15,134,000 net gain on disposition of wholly owned and partially owned assets (primarily from the sale of residential condominiums and marketable securities), compared to a $81,432,000 net gain in the prior year (primarily from the sale of a 45% interest in the Warner Building and sales of marketable securities).

Income Tax Expense

Income tax expense was $24,827,000 in the year ended December 31, 2011, compared to $22,476,000 in the prior year, an increase of $2,351,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Income (Loss) from Discontinued Operations

The table below sets forth the combined results of assets related to discontinued operations for the years ended December 31, 2011 and 2010.

	For the Year Ended
	December 31,
(Amounts in thousands)	2011	2010

Total revenues	$45,745	$82,917
Total expenses	29,943	77,511
	15,802	5,406
Net gain on extinguishment of High Point debt	83,907	-
Net gain on sale of 1140 Connecticut Avenue and 1227 25th Street	45,862	-
Net gain on sales of other real estate	5,761	2,506
Impairment losses and litigation loss accrual	(5,799)	(15,056)
Income (loss) from discontinued operations	$145,533	$(7,144)

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $21,786,000 in the year ended December 31, 2011, compared to $4,920,000 in the prior year, an increase of $16,866,000.  This resulted primarily from a $14,404,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership, including Unit Distributions

 Net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions for the years ended December 31, 2011 and 2010 is primarily comprised of allocations of income to redeemable noncontrolling interests of $41,059,000 and $44,033,000, respectively, and preferred unit distributions of the Operating Partnership of $14,853,000 and $11,195,000 respectively.

Preferred Share Dividends

Preferred share dividends were $65,531,000 for the year ended December 31, 2011, compared to $55,534,000 for the prior year, an increase of $9,997,000.  This increase resulted from the issuance of Series J preferred shares during 2011, partially offset by the redemption of Series D-10 preferred shares in 2010.

Discount on Preferred Share and Unit Redemptions

In the year ended December 31, 2011, we recognized a $5,000,000 discount from the redemption of 1,000,000 Series D-11 preferred units with a par value of $25.00 per unit, for an aggregate of $20,000,000 in cash, compared to a $4,382,000 discount in the prior year from the redemption of 1,600,000 Series D-10 preferred shares with a par value of $25.00 per share, for an aggregate of $35,618,000.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the year ended December 31, 2011, compared to the year ended December 31, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the year ended December 31, 2011	$618,143	$481,077	$387,826	$143,452
Add-back: non-property level overhead
expenses included above	18,815	26,380	28,098	29,996
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(24,778)	(49,513)	(29,197)	(74,557)
GAAP basis same store EBITDA for the year
ended December 31, 2011	612,180	457,944	386,727	98,891
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(52,644)	(274)	(27,288)	2,642
Cash basis same store EBITDA for the year
ended December 31, 2011	$559,536	$457,670	$359,439	$101,533

EBITDA for the year ended December 31, 2010	$587,869	$497,551	$405,106	$84,058
Add-back: non-property level overhead
expenses included above	18,578	25,464	29,610	26,720
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	6,487	(69,288)	(59,561)	(12,387)
GAAP basis same store EBITDA for the year
ended December 31, 2010	612,934	453,727	375,155	98,391
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(63,029)	(4,005)	(37,262)	(307)
Cash basis same store EBITDA for the year
ended December 31, 2010	$549,905	$449,722	$337,893	$98,084

(Decrease) increase in GAAP basis same store EBITDA for
the year ended December 31, 2011 over the
year ended December 31, 2010	$(754)	$4,217	$11,572	$500

Increase in Cash basis same store EBITDA for
the year ended December 31, 2011 over the
year ended December 31, 2010	$9,631	$7,948	$21,546	$3,449

% (decrease) increase in GAAP basis same store EBITDA	(0.1%)	0.9%	3.1%	0.5%

% increase in Cash basis same store EBITDA	1.8%	1.8%	6.4%	3.5%

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,740,681,000 for the year ended December 31, 2010, compared to $2,655,591,000 for the year ended December 31, 2009, an increase of $85,090,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

		New York	Washington, DC			Merchandise
Increase (decrease) due to:	Total	Office	Office		Retail	Mart		Other
Property rentals:
Acquisitions and other	$(1,713)	$-	$(6,890)		$4,161	$2,064		$(1,048)
Development projects placed into service	12,716	-	10,316		2,400	-		-
Hotel Pennsylvania	15,622	-	-		-	-		15,622
Trade Shows	5,044	-	-		-	5,044		-
Amortization of acquired below-market
leases, net	(4,859)	(3,310)	(1,126)		(625)	(164)		366
Leasing activity (see page 74)	61,922	13,989	19,098		30,771	(1,366)		(570)
	88,732	10,679	21,398		36,707	5,578		14,370

Tenant expense reimbursements:
Acquisitions/development	1,079	-	(3,236)		4,564	-		(249)
Operations	3,247	1,044	(5,421)		7,275	(1,020)		1,369
	4,326	1,044	(8,657)		11,839	(1,020)		1,120

Fee and other income:
BMS cleaning fees	4,229	13,115	-		-	-		(8,886)	(1)
Management and leasing fees	8,661	1,981	7,751	(2)	(702)	68		(437)
Lease cancellation fee income	9,940	2,430	(1,076)		7,177	248		1,161
Other	(30,798)	3,415	(26,318)	(3)	1,109	(3,690)	(4)	(5,314)	(5)
	(7,968)	20,941	(19,643)		7,584	(3,374)		(13,476)

Total increase (decrease) in revenues	$85,090	$32,664	$(6,902)		$56,130	$1,184		$2,014

(1)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (3) on page 92.

(2)	Primarily from leasing fees in connection with our management of a development project.

(3)	Primarily from income resulting from a forfeited non-refundable purchase deposit in 2009.

(4)	Primarily from income resulting from the surrender and build-out of tenant space in 2009.

(5)	2009 includes $5,402 of income previously deferred resulting from the termination of a lease with a partially owned entity.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,948,273,000 for the year ended December 31, 2010, compared to $1,874,426,000 for the year ended December 31, 2009, an increase of $73,847,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
			New York		Washington, DC			Merchandise
Increase (decrease) due to:		Total	Office		Office	Retail		Mart		Other
Operating:
	Acquisitions and other	$(6,291)	$(4,688)		$(3,890)	$1,213		$1,770		$(696)
	Development projects placed into service	3,425	-		2,941	484		-		-
	Hotel Pennsylvania	11,041	-		-	-		-		11,041
	Trade Shows	(1,063)	-		-	-		(1,063)		-
	Operations	25,187	22,206	(1)	(5,449)	17,936	(2)	376		(9,882)	(3)
		32,299	17,518		(6,398)	19,633		1,083		463

Depreciation and amortization:
	Acquisitions/development	(682)	-		(2,207)	2,132		-		(607)
	Operations	3,170	3,101		2,512	6,807		(1,457)		(7,793)
		2,488	3,101		305	8,939		(1,457)		(8,400)

General and administrative:
	Write-off of unamortized costs from the
	voluntary surrender of equity awards (4)	(32,588)	(3,451)		(3,131)	(4,793)		(1,011)		(20,202)
	Mark-to-market of deferred compensation
	plan liability (5)	(1,457)	-		-	-		-		(1,457)
	Real Estate Fund placement fees	5,937	-		-	-		-		5,937
	Operations	11,473	(633)		2,390	4,064		(3,018)	(6)	8,670	(7)
		(16,635)	(4,084)		(741)	(729)		(4,029)		(7,052)

Tenant buy-outs, impairment losses and
	other acquisition related costs	55,695	-		(24,875)	62,911	(8)	20,000		(2,341)

Total increase (decrease) in expenses		$73,847	$16,535		$(31,709)	$90,754		$15,597		$(17,330)

(1)	Results from increases in (i) BMS operating expenses of $13,459, (ii) reimbursable operating expenses of $5,664 and (iii) non-reimbursable operating expenses of $3,083.

(2)

Results from increases in (i) reimbursable operating expenses of $8,121, (ii) bad debt reserves of $8,505, of which $5,300 results from a true-up of 2009's billings and (iii) non-reimbursable operating expenses of $1,310.

(3)	Primarily from the elimination of inter-company fees from operating segments upon consolidation. See note (1) on page 91.

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

In the year ended December 31, 2009, we recognized $92,300,000 of income from our investment in Toys, comprised of (i) $71,601,000 for our 32.7% share of Toys’ net income ($58,416,000 before our share of Toys’ income tax benefit), (ii) $13,946,000 for our share of income from previously recognized deferred financing cost amortization expense, which we initially recorded as a reduction of the basis of our investment in Toys, and (iii) $6,753,000 of interest and other income.

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2010 and 2009.

	For the Year Ended
	December 31,
(Amounts in thousands)	2010	2009
Equity in Net Income (Loss):
Alexander's - 32.4% interest (1)	$29,184	$53,529
Lexington - 12.8% interest in 2010 and 15.2% interest in 2009 (2)	11,018	(25,665)
LNR - 26.2% interest (acquired in July 2010)	1,973	-
India real estate ventures - 4.0% to 36.5% interest	2,581	(1,636)
Partially owned office buildings:
West 57th Street Properties - 50.0% interest (3)	(10,990)	468
Rosslyn Plaza - 43.7% to 50.4% interest	(2,419)	4,870
Warner Building and 1101 17th Street - 55.0% interest (deconsolidated in October
2010 upon sale of a 45.0% interest)	72	-
Other partially owned office buildings	4,436	4,823
Other equity method investments:
Verde Realty Operating Partnership - 8.3% interest in 2010 and 8.5% interest in 2009 (4)	(537)	(19,978)
Downtown Crossing, Boston - 50.0% interest (5)	(1,155)	(10,395)
Monmouth Mall - 50.0% interest	1,952	1,789
Other equity method investments (6)	(13,677)	(27,715)
	$22,438	$(19,910)

(1)	2009 includes an aggregate of $24,773 of income for our share of an income tax benefit and the reversal of stock appreciation rights compensation expense.

(2)	2010 includes a $13,710 net gain resulting from Lexington's stock issuance and 2009 includes $19,121 of expense for our share of impairment losses recorded by Lexington.

(3)	2010 includes $11,481 of impairment losses.

(4)	2009 includes $14,515 of impairment losses.

(5)	2009 includes $7,650 of expense for our share of a lease termination payment.

(6)	2009 includes $3,305 of impairment losses.

Income (loss) from Real Estate Fund

In the year ended December 31, 2010, we recognized a $303,000 loss from the Fund.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was $235,315,000 for the year ended December 31, 2010, compared to a loss of $116,350,000 for the year ended December 31, 2009, an increase in income of $351,665,000. This increase resulted primarily from:

(Amounts in thousands)
Mezzanine loans ($53,100 loss reversal in 2010, compared to $190,738 loss accrual in 2009)	$243,838
Mark-to-market of J.C. Penney derivative position in 2010	130,153
Lower average mezzanine loan investments ($136,795 in 2010, compared to $345,000 in 2009)	(21,862)
Marketable equity securities - impairment losses in 2009	3,361
Decrease in value of investments in the deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(1,457)
Other, net (primarily lower average yields on investments)	(2,368)
$351,665

Interest and Debt Expense

Interest and debt expense was $560,052,000 for the year ended December 31, 2010, compared to $617,768,000 for the year ended December 31, 2009, a decrease of $57,716,000.  This decrease was primarily due to savings of (i) $93,765,000 from the acquisition, retirement and repayment of an aggregate of $2.1 billion of our convertible senior debentures and senior unsecured notes in 2009 and (ii) $30,639,000 from the repayment of $400,000,000 of cross-collateralized debt secured by 42 of our strip shopping centers, partially offset by (iii) $43,515,000 from the issuance of $460,000,000 and $500,000,000 of senior unsecured notes in September 2009 and March 2010, respectively, (iv) $16,392,000 of lower capitalized interest, and (v) $9,813,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers.

Net Gain (Loss) on Extinguishment of Debt

In the year ended December 31, 2010, we recognized a $94,789,000 net gain on the early extinguishment of debt (primarily from our acquisition of the mortgage loan secured by the Springfield Mall), compared to a $25,915,000 net loss in the year ended December 31, 2009 (primarily from the acquisition of our convertible senior debentures and related write-off of the unamortized debt discount).

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

In the year ended December 31, 2010, we recognized an $81,432,000 net gain on disposition of wholly owned and partially owned assets (primarily from the sale of a 45% interest in the Warner Building and sales of marketable securities), compared to a $5,641,000 net gain in the year ended December 31, 2009 (primarily from the sales of marketable securities and residential condominiums).

Income Tax Expense

Income tax expense was $22,476,000 for the year ended December 31, 2010, compared to $20,642,000 for the year ended December 31, 2009 an increase of $1,834,000.  This increase resulted primarily from higher income at 1290 Avenue of Americas and 555 California Street, which are subject to federal withholding taxes on dividends paid to foreign corporations.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

(Loss) Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the years ended December 31, 2010 and 2009.

	For the Year Ended
	December 31,
(Amounts in thousands)	2010	2009

Total revenues	$82,917	$96,853
Total expenses	77,511	78,148
	5,406	18,705
Impairment losses and litigation loss accrual	(15,056)	(14,060)
Net gain on sale of 1999 K Street	-	41,211
Net gain on sales of other real estate	2,506	4,073
(Loss) income from discontinued operations	$(7,144)	$49,929

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries

In the year ended December 31, 2010, we had $4,920,000 of net income attributable to noncontrolling interests in consolidated subsidiaries, compared to $2,839,000 of a net loss for the year ended December 31, 2009, an increase in income of $7,759,000.  This increase resulted primarily from higher income at 1290 Avenue of the Americas and 555 California Street.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership, including Unit Distributions

 Net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions for the year ended December 31, 2010 and 2009 is primarily comprised of allocations of income to redeemable noncontrolling interests of $44,033,000 and $5,834,000, respectively and preferred unit distributions of the Operating Partnership of $11,195,000 and $19,286,000, respectively.  The increase of $38,199,000 in allocations of income to redeemable noncontrolling interests resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $55,534,000 for the year ended December 31, 2010, compared to $57,076,000 for the year ended December 31, 2009, a decrease of $1,542,000.  This decrease resulted from the redemption of Series D-10 preferred shares in 2010.

Discount on Preferred Share and Unit Redemptions

Discount on preferred share redemptions of $4,382,000 in the year ended December 31, 2010 resulted from the redemption of 1,600,000 Series D-10 preferred shares with a par value of $25.00 per share, for an aggregate of $35,618,000.

Results of Operations – Year Ended December 31, 2010 Compared to December 31, 2009 - continued

Same Store EBITDA

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the year ended December 31, 2010, compared to the year ended December 31, 2009.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the year ended December 31, 2010	$587,869	$497,551	$405,106	$84,058
Add-back: non-property level overhead
expenses included above	18,578	25,464	29,610	26,720
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	6,621	(58,001)	(55,339)	14,269
GAAP basis same store EBITDA for the year
ended December 31, 2010	613,068	465,014	379,377	125,047
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(62,962)	(5,184)	(40,362)	(2,681)
Cash basis same store EBITDA for the year
ended December 31, 2010	$550,106	$459,830	$339,015	$122,366

EBITDA for the year ended December 31, 2009	$582,820	$473,132	$317,078	$100,527
Add-back: non-property level overhead
expenses included above	22,662	26,205	30,339	30,749
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(2,583)	(57,302)	1,774	(1,935)
GAAP basis same store EBITDA for the year
ended December 31, 2009	602,899	442,035	349,191	129,341
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(65,069)	(23,940)	(39,871)	(4,036)
Cash basis same store EBITDA for the year
ended December 31, 2009	$537,830	$418,095	$309,320	$125,305

Increase (decrease) in GAAP basis same store EBITDA for
the year ended December 31, 2010 over the
year ended December 31, 2009	$10,169	$22,979	$30,186	$(4,294)

Increase (decrease) in Cash basis same store EBITDA for
the year ended December 31, 2010 over the
year ended December 31, 2009	$12,276	$41,735	$29,695	$(2,939)

% increase (decrease) in GAAP basis same store EBITDA	1.7%	5.2%	8.6%	(3.3%)

% increase (decrease) in Cash basis same store EBITDA	2.3%	10.0%	9.6%	(2.3%)

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2011 and 2010

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended December 31, 2011 and 2010.

(Amounts in thousands)	For the Three Months Ended December 31, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$553,487	$196,641	$144,446	$107,917	$53,574	$-	$50,909
Straight-line rent adjustments	6,718	9,943	(6,683)	3,763	(621)	-	316
Amortization of acquired below-
market leases, net	13,055	6,998	563	3,852	(17)	-	1,659
Total rentals	573,260	213,582	138,326	115,532	52,936	-	52,884
Tenant expense reimbursements	84,563	31,771	9,288	38,819	2,481	-	2,204
Cleveland Medical Mart development
project	45,877	-	-	-	45,877	-	-
Fee and other income:
BMS cleaning fees	15,275	24,296	-	-	-	-	(9,021)
Management and leasing fees	4,647	2,134	2,732	632	(6)	-	(845)
Lease termination fees	3,917	2,363	781	478	295	-	-
Other	14,276	7,111	4,756	1,725	726	-	(42)
Total revenues	741,815	281,257	155,883	157,186	102,309	-	45,180
Operating expenses	250,331	118,440	50,302	31,762	33,204	-	16,623
Depreciation and amortization	159,965	47,928	59,095	28,707	11,981	-	12,254
General and administrative	54,415	4,426	6,876	6,064	6,141	-	30,908
Cleveland Medical Mart development
project	44,187	-	-	-	44,187	-	-
Tenant buy-outs, impairment losses and
other acquisition related costs	35,844	-	-	7,553	25,188	-	3,103
Total expenses	544,742	170,794	116,273	74,086	120,701	-	62,888
Operating income (loss)	197,073	110,463	39,610	83,100	(18,392)	-	(17,708)
(Loss) applicable to Toys	(32,254)	-	-	-	-	(32,254)	-
Income (loss) from partially owned
entities	15,531	(7,666)	(343)	1,875	163	-	21,502
(Loss) from Real Estate Fund	(2,605)	-	-	-	-	-	(2,605)
Interest and other investment
income (loss), net	53,705	176	80	(34)	8	-	53,475
Interest and debt expense	(135,483)	(34,822)	(30,813)	(22,413)	(8,733)	-	(38,702)
Net gain on disposition of wholly
owned and partially owned assets	7,159	-	-	4,278	-	-	2,881
Income (loss) before income taxes	103,126	68,151	8,534	66,806	(26,954)	(32,254)	18,843
Income tax expense	(5,379)	(447)	(660)	(29)	(26)	-	(4,217)
Income (loss) from continuing
operations	97,747	67,704	7,874	66,777	(26,980)	(32,254)	14,626
(Loss) income from discontinued
operations	(760)	165	-	(5,217)	4,292	-	-
Net income (loss)	96,987	67,869	7,874	61,560	(22,688)	(32,254)	14,626
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(1,143)	(3,227)	-	41	-	-	2,043
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(8,548)	-	-	-	-	-	(8,548)
Net income (loss) attributable to
Vornado	87,296	64,642	7,874	61,601	(22,688)	(32,254)	8,121
Interest and debt expense(2)	198,252	42,154	34,253	23,644	8,891	35,589	53,721
Depreciation and amortization(2)	215,683	54,472	63,270	29,394	12,093	33,105	23,349
Income tax (benefit) expense(2)	(37,323)	509	743	29	26	(31,046)	(7,584)
EBITDA(1)	$463,908	$161,777	$106,140	$114,668	$(1,678)	$5,394	$77,607

____________________

See notes on page 99.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2011 and 2010 - continued

(Amounts in thousands)	For the Three Months Ended December 31, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$538,685	$191,906	$139,824	$105,260	$54,117	$-	$47,578
Straight-line rent adjustments	19,989	11,555	330	6,905	(246)	-	1,445
Amortization of acquired below-
market leases, net	17,066	8,852	490	6,573	16	-	1,135
Total rentals	575,740	212,313	140,644	118,738	53,887	-	50,158
Tenant expense reimbursements	84,576	31,444	9,371	36,425	2,183	-	5,153
Fee and other income:
BMS cleaning fees	17,320	25,886	-	-	-	-	(8,566)
Management and leasing fees	4,042	1,914	2,682	270	125	-	(949)
Lease termination fees	4,714	25	(108)	3,459	38	-	1,300
Other	16,444	7,855	4,975	1,390	367	-	1,857
Total revenues	702,836	279,437	157,564	160,282	56,600	-	48,953
Operating expenses	279,917	119,561	50,838	60,959	28,246	-	20,313
Depreciation and amortization	128,763	44,623	33,726	27,606	10,019	-	12,789
General and administrative	60,718	4,754	7,385	7,019	6,468	-	35,092
Tenant buy-outs, impairment losses and
other acquisition related costs	126,607	-	-	72,500	20,000	-	34,107
Total expenses	596,005	168,938	91,949	168,084	64,733	-	102,301
Operating income (loss)	106,831	110,499	65,615	(7,802)	(8,133)	-	(53,348)
(Loss) applicable to Toys	(30,685)	-	-	-	-	(30,685)	-
Income (loss) from partially owned
entities	8,638	(10,699)	535	6,048	(418)	-	13,172
Income from Real Estate Fund	1,107	-	-	-	-	-	1,107
Interest and other investment
income, net	169,639	142	27	37	12	-	169,421
Interest and debt expense	(136,698)	(33,253)	(28,948)	(23,016)	(9,549)	-	(41,932)
Net gain (loss) on extinguishment
of debt	96,585	-	-	105,571	-	-	(8,986)
Net gain on disposition of wholly
owned and partially owned assets	68,673	-	54,742	-	-	-	13,931
Income (loss) before income taxes	284,090	66,689	91,971	80,838	(18,088)	(30,685)	93,365
Income tax expense	(6,483)	(497)	(724)	-	(291)	-	(4,971)
Income (loss) from continuing
operations	277,607	66,192	91,247	80,838	(18,379)	(30,685)	88,394
Income (loss) from discontinued
operations	4,537	62	1,295	3,992	(812)	-	-
Net income (loss)	282,144	66,254	92,542	84,830	(19,191)	(30,685)	88,394
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(3,430)	(2,269)	-	(1,673)	-	-	512
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(21,741)	-	-	-	-	-	(21,741)
Net income (loss) attributable to
Vornado	256,973	63,985	92,542	83,157	(19,191)	(30,685)	67,165
Interest and debt expense(2)	216,089	31,805	31,819	24,378	16,009	53,481	58,597
Depreciation and amortization(2)	180,026	43,164	38,354	29,000	12,015	31,434	26,059
Income tax (benefit) expense(2)	(36,589)	497	866	-	291	(43,504)	5,261
EBITDA(1)	$616,499	$139,451	$163,581	$136,535	$9,124	$10,726	$157,082

__________________________

See notes on the following page.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2011 and 2010 - continued

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

	For the Three Months
(Amounts in thousands)	Ended December 31,
	2011	2010
Our share of Real Estate Fund:
Income before net realized/unrealized gains	$1,655	$822
Net unrealized loss	(1,803)	-
Net realized gains	577	-
Carried interest reversal	(929)	-
Total	(500)	822
Lexington (1)	6,809	17,929
Alexander's	15,503	15,478
555 California Street	12,116	12,361
Hotel Pennsylvania	11,753	9,514
LNR	9,045	6,116
Other investments	3,518	7,844
	58,244	70,064
Corporate general and administrative expenses (2)	(22,958)	(29,675)
Investment income and other, net (2)	15,121	23,623
Income from the mark-to-market of J.C. Penney derivative position	40,120	97,904
Net loss on extinguishment of debt	-	(8,986)
Net gain from Suffolk Downs' sale of a partial interest	12,525	-
Acquisition costs	(3,103)	(4,094)
Mezzanine loan loss reversal	-	60,000
Non-cash asset write-downs:
Real estate - primarily development projects:
Wholly owned entities	-	(30,013)
Partially owned entities	(13,794)	-
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(8,548)	(21,741)
	$77,607	$157,082

(1)	Includes a $7,712 net gain in the three months ended December 31, 2010, resulting from Lexington's stock issuance.

(2)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2011 and 2010 - continued

Below is a summary of the percentages of EBITDA by geographic region (excluding Toys, discontinued operations and other gains and losses that affect comparability), from our New York Office, Washington DC Office, Retail and Merchandise Mart segments.

	For the Three Months
	Ended December 31,
	2011	2010
Region:
New York City metropolitan area	62%	60%
Washington, DC / Northern Virginia metropolitan area	28%	30%
California	2%	2%
Chicago	4%	5%
Puerto Rico	2%	2%
Other geographies	2%	1%
	100%	100%

Supplemental Information – continued

Three Months Ended December 31, 2011 Compared to December 31, 2010

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

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended December 31, 2011	$161,777	$106,140	$114,668	$(1,678)
Add-back: non-property level overhead
expenses included above	4,426	6,876	6,064	6,141
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(7,798)	(2,629)	(20,495)	21,502
GAAP basis same store EBITDA for the three months
ended December 31, 2011	158,405	110,387	100,237	25,965
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(15,429)	740	(5,781)	638
Cash basis same store EBITDA for the three months
ended December 31, 2011	$142,976	$111,127	$94,456	$26,603

EBITDA for the three months ended December 31, 2010	$139,451	$163,581	$136,535	$9,124
Add-back: non-property level overhead
expenses included above	4,754	7,385	7,019	6,468
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	9,067	(57,113)	(45,653)	8,258
GAAP basis same store EBITDA for the three months
ended December 31, 2010	153,272	113,853	97,901	23,850
Less: Adjustments for straight-line rents,
amortization of below-market leases, net and other
non-cash adjustments	(17,910)	134	(8,828)	230
Cash basis same store EBITDA for the three months
ended December 31, 2010	$135,362	$113,987	$89,073	$24,080

Increase (decrease) increase in GAAP basis same store EBITDA for the three months ended December 31, 2011 over
the three months ended December 31, 2010	$5,133	$(3,466)	$2,336	$2,115

Increase (decrease) in Cash basis same store EBITDA for
the three months ended December 31, 2011 over the
three months ended December 31, 2010	$7,614	$(2,860)	$5,383	$2,523

% increase (decrease) in GAAP basis same store EBITDA	3.3%	(3.0%)	2.4%	8.9%

% increase (decrease) in Cash basis same store EBITDA	5.6%	(2.5%)	6.0%	10.5%

Supplemental Information – continued

Three Months Ended December 31, 2011 Compared to September 30, 2011

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings, cash flows and funds from operations, and therefore impacts comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of Toys’ fiscal year net income. The Office and Merchandise Mart segments have historically experienced higher utility costs in the first and third quarters of the year. The Merchandise Mart segment also has experienced higher earnings in the second and fourth quarters of the year due to major trade shows occurring in those quarters. The Retail segment revenue in the fourth quarter is typically higher due to the recognition of percentage and specialty rental income.

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended December 31, 2011, compared to the three months ended September 30, 2011.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
EBITDA for the three months ended December 31, 2011	$161,777	$106,140	$114,668	$(1,678)
Add-back: non-property level overhead expenses
included above	4,426	6,876	6,064	6,141
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(5,831)	(2,629)	(20,495)	20,897
GAAP basis same store EBITDA for the three months
ended December 31, 2011	160,372	110,387	100,237	25,360
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(16,502)	740	(5,781)	638
Cash basis same store EBITDA for the three months
ended December 31, 2011	$143,870	$111,127	$94,456	$25,998

EBITDA for the three months ended September 30, 2011(1)	$155,861	$106,607	$93,158	$15,448
Add-back: non-property level overhead expenses
included above	4,461	6,505	6,721	9,534
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(5,716)	891	(2,066)	(4,445)
GAAP basis same store EBITDA for the three months
ended September 30, 2011	154,606	114,003	97,813	20,537
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(12,299)	467	(8,921)	985
Cash basis same store EBITDA for the three months
ended September 30, 2011	$142,307	$114,470	$88,892	$21,522

Increase (decrease) in GAAP basis same store EBITDA for
the three months ended December 31, 2011 over the
three months ended September 30, 2011	$5,766	$(3,616)	$2,424	$4,823

Increase (decrease) in Cash basis same store EBITDA for
the three months ended December 31, 2011 over the
three months ended September 30, 2011	$1,563	$(3,343)	$5,564	$4,476

% increase (decrease) in GAAP basis same store EBITDA	3.7%	(3.2%)	2.5%	23.5%

% increase (decrease) in Cash basis same store EBITDA	1.1%	(2.9%)	6.3%	20.8%

(1)	Below is the reconciliation of net income (loss) to EBITDA for the three months ended September 30, 2011.

	New York	Washington, DC		Merchandise
(Amounts in thousands)	Office	Office	Retail	Mart
Net income (loss) attributable to Vornado for the three months
ended September 30, 2011	$61,663	$33,894	$37,844	$(7,195)
Interest and debt expense	39,526	33,703	24,368	9,523
Depreciation and amortization	53,936	38,085	30,946	12,230
Income tax expense	736	925	-	890
EBITDA for the three months ended September 30, 2011	$155,861	$106,607	$93,158	$15,448

Related Party Transactions

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

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2011, Interstate and its partners beneficially owned an aggregate of approximately 6.3% of the common shares of beneficial interest of Vornado and 27.2% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.

Other

Upon maturity on December 23, 2011, Steven Roth, the Chairman of our Board of Trustees, repaid the Company his $13,122,500 outstanding loan.  Pursuant to a credit agreement dated November 1999, Mr. Roth may draw up to $15,000,000 of loans from the Company on a revolving basis.  Each loan bears interest, payable quarterly, at the applicable Federal rate on the date the loan is made and matures on the sixth anniversary of such loan.  Loans are collateralized by assets with a value of not less than two times the amount outstanding.  On December 23, 2011, Mr. Roth borrowed $13,122,500 under this facility, which bears interest at 1.27% per annum and matures on December 23, 2017.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties.  Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.  Our cash requirements include property operating expenses, capital improvements, tenant improvements, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs.

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  In addition, the Fund has aggregate unfunded equity commitments of $416,600,000 for acquisitions, including $104,150,000 from us.

Dividends

Our dividend policy, if continued for all of 2012, would require us to pay out approximately $510,000,000 of cash for common share dividends.  In addition, during 2012, we expect to pay approximately $71,000,000 of cash dividends on outstanding preferred shares and approximately $49,000,000 of cash distributions to unitholders of the Operating Partnership.

Financing Activities and Contractual Obligations

We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB.  Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.  As of December 31, 2011, we are in compliance with all of the financial covenants required by our revolving credit facilities.

As of December 31, 2011, we had $606,553,000 of cash and cash equivalents and $2,339,915,000 of borrowing capacity under our revolving credit facilities, net of outstanding borrowings of $138,000,000 and letters of credit of $22,085,000.  A summary of our consolidated debt as of December 31, 2011 and 2010 is presented below.

	2011		2010
(Amounts in thousands)		Weighted		Weighted
	December 31,	Average	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Balance	Interest Rate
Variable rate	$2,206,993	2.25%	$2,903,510	1.76%
Fixed rate	8,355,009	5.55%	7,985,932	5.66%
	$10,562,002	4.86%	$10,889,442	4.62%

During 2012 and 2013, $1,292,886,000 and $1,714,664,000, respectively, of our outstanding debt matures. We may refinance this maturing debt as it comes due or choose to repay it using a portion of our $2,946,468,000 of available capacity (comprised of $606,553,000 of cash and cash equivalents and $2,339,915,000 of availability under our revolving credit facility.  We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Below is a schedule of our contractual obligations and commitments at December 31, 2011.

(Amounts in thousands)		Less than
Contractual cash obligations (principal and interest(1)):	Total	1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$10,470,734	$1,217,259	$2,864,636	$2,585,671	$3,803,168
Senior unsecured notes due 2039 (PINES)	1,465,244	36,225	72,450	72,450	1,284,119
Operating leases	1,189,879	31,472	63,611	57,066	1,037,730
Senior unsecured notes due 2022	600,833	20,000	40,000	40,000	500,833
Senior unsecured notes due 2015	569,063	21,250	42,500	505,313	-
3.88% exchangeable senior debentures	505,633	505,633	-	-	-
Purchase obligations, primarily construction commitments	161,479	161,479	-	-	-
Revolving credit facilities	155,330	2,415	6,555	146,360	-
Capital lease obligations	19,547	707	1,413	1,413	16,014
2.85% convertible senior debentures	10,306	10,306	-	-	-
Total contractual cash obligations	$15,148,048	$2,006,746	$3,091,165	$3,408,273	$6,641,864

Commitments:
Capital commitments to partially owned entities	$288,799	$213,799	$75,000	$-	$-
Standby letters of credit	22,085	21,606	479	-	-
Total commitments	$310,884	$235,405	$75,479	$-	$-
________________________
(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2011.

Details of 2011 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2010 financing activities are discussed below.

In March 2010, we completed a public offering of $500,000,000 aggregate principal amount of 4.25% senior unsecured notes due April 1, 2015 and retained net proceeds of approximately $496,000,000.  The notes were sold at 99.834% of their face amount to yield 4.287%.  The notes can be redeemed without penalty beginning January 1, 2015.

In August 2010, we sold $660,000,000 of 10-year mortgage notes in a single issuer securitization.  The notes are comprised of a $600,000,000 fixed rate component and a $60,000,000 variable rate component and are cross-collateralized by 40 of our strip shopping centers.  The $600,000,000 fixed rate portion bears interest at an initial rate of 4.18% and a weighted average rate of 4.31% over the 10-year term and amortizes based on a 30-year schedule.  The variable rate portion bears interest at LIBOR plus 1.36%, with a 1% floor.

In December 2010, we acquired the mortgage loan secured by the Springfield Mall, located in Fairfax County, Virginia for $115,000,000 in cash.  The loan had an outstanding balance of $171,500,000.  In a separate transaction, we acquired the prior owner’s interest in the partnership that owns the mall in exchange for $25,000,000 in Operating Partnership units.  These transactions resulted in a $102,932,000 net gain on early extinguishment of debt.

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

Liquidity and Capital Resources – continued

Acquisitions and Investments

Details of 2011 acquisitions and investments are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2010 acquisitions and investments are discussed below.

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

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own 23,400,000 J.C. Penney common shares, or 11.0% of J.C. Penney’s outstanding common shares.  Of these shares, 4,815,990 are owned through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.80 per share, or $138,682,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.

Liquidity and Capital Resources – continued

Certain Future Cash Requirements

Capital Expenditures

The following table summarizes other anticipated 2012 capital expenditures.

		New York	Washington, DC		Merchandise
(Amounts in millions, except square foot data)	Total	Office	Office	Retail	Mart		Other (1)
Expenditures to maintain assets	$72.0	$33.0	$20.0	$5.0	$6.0		$8.0
Tenant improvements	114.0	45.0	36.0	21.0	11.0		1.0
Leasing commissions	32.0	15.0	8.0	6.0	3.0		-
Total capital expenditures and leasing
commissions	$218.0	$93.0	$64.0	$32.0	$20.0		$9.0

Square feet budgeted to be leased
(in thousands)		1,200	1,300	2,000	300
Weighted average lease term (years)		10	5	7	9
Tenant improvements and leasing
commissions:
Per square foot		$50.00	$34.00	$13.50	$46.50	(2)
Per square foot per annum		$5.00	$6.51	$1.83	$5.41	(2)

(1)	Primarily 555 California Street, Hotel Pennsylvania and Warehouses.

(2)

Tenant improvements and leasing commissions per square foot budgeted for 2012 leasing activity are $76.00 ($7.00 per annum) and $25.00 ($4.50 per annum) for Merchandise Mart office and showroom space, respectively.

The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Development and Redevelopment Expenditures

We expended $25,100,000 in 2011 to complete development projects in progress.  We are evaluating various development and redevelopment opportunities which we estimate could require as much as $1.5 billion to be expended over the next five years. These opportunities include:

•         demolition of a 372,000 square foot office building in Crystal City, to construct a 700,000 square foot office building;

•         renovation of the Hotel Pennsylvania;

•         construction of a luxury residential condominium at 220 Central Park South, adjacent to Central Park;

•         re-tenanting and repositioning of 330 West 34th Street;

•         re-tenanting and repositioning of 280 Park Avenue;

•         complete renovation of the 1.4 million square foot Springfield Mall; and

•         re-tenanting and repositioning a number of our strip shopping centers.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, Rosslyn, Pentagon City and Crystal City, for which plans, budgeted costs and financings have yet to be determined.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by the Terrorism Risk Insurance Program Reauthorization Act. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2.0 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2011, the aggregate dollar amount of these guarantees and master leases is approximately $283,625,000.

At December 31, 2011, $22,085,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We expect to fund additional capital to certain of our partially owned entities aggregating approximately $288,799,000.

Liquidity and Capital Resources – continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment, and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.

As of December 31, 2011, we have a $41,983,000 receivable from Stop and Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  In the fourth quarter of 2011, based on the Court’s decision, we recognized $23,521,000 of income, representing the portion of the $41,983,000 receivable that was previously reserved.  As a result of Stop & Shop’s appeal, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $41,983,000.

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2011

Our cash and cash equivalents were $606,553,000 at December 31, 2011, a $84,236,000 decrease over the balance at December 31, 2010.  Our consolidated outstanding debt was $10,562,002,000 at December 31, 2011, a $327,440,000 decrease over the balance at December 31, 2010.  As of December 31, 2011 and December 31, 2010, $138,000,000 and $874,000,000, respectively, was outstanding under our revolving credit facilities.  During 2012 and 2013, $1,292,886,000 and $1,714,664,000 of our outstanding debt matures, respectively. We may refinance our maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $702,499,000 was comprised of (i) net income of $740,000,000, (ii) distributions of income from partially owned entities of $93,635,000, and (iii) $150,047,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, income from the mark-to-market of derivative positions in marketable equity securities, impairment losses and tenant buy-out costs, net realized and unrealized gains on Real Estate Fund assets and net gain on early extinguishment of debt, partially offset by (iv) the net change in operating assets and liabilities of $281,183,000, of which $184,841,000 relates to Real Estate Fund investments.

Net cash used in investing activities of $164,761,000 was comprised of (i) $571,922,000 of investments in partially owned entities, (ii) $165,680,000 of additions to real estate, (iii) $98,979,000 of investments in mezzanine loans receivable and other, (iv) $93,066,000 of development costs and construction in progress, (v) $90,858,000 of acquisitions of real estate and other, and (vi) $43,850,000 for the funding of collateral for the J.C. Penney derivative, partially offset by (vii) $318,966,000 of capital distributions from partially owned entities, (viii) $187,294,000 of proceeds from sales and repayments of mezzanine loans receivable and other, (ix) $140,186,000 of proceeds from sales of real estate and related investments, (x) changes in restricted cash of $126,380,000, (xi) $70,418,000 of proceeds from sales of marketable securities, and (xii) $56,350,000 from the return of derivative collateral.

Net cash used in financing activities of $621,974,000 was comprised of (i) $3,740,327,000 for the repayments of borrowings, (ii) $508,745,000 of dividends paid on common shares, (iii) $116,510,000 of distributions to noncontrolling interests, (iv) $61,464,000 of dividends paid on preferred shares, (v) $47,395,000 of debt issuance and other costs, (vi) $28,000,000 for the purchase of outstanding preferred units and shares, and (vii) $964,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (viii) $3,412,897,000 of proceeds from borrowings, (ix) $238,842,000 of proceeds from the issuance of Series J preferred shares, (x) $204,185,000 of contributions from noncontrolling interests, and (xi) $25,507,000 of proceeds received from exercise of employee share options.

Liquidity and Capital Resources - continued

Capital Expenditures in the Year Ended December 31, 2011

Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital improvements include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.  Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2011.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$58,463	$21,503	$18,939	$7,643	$5,918	$4,460
Tenant improvements	138,076	76,493	33,803	6,515	15,221	6,044
Leasing commissions	43,613	27,666	9,114	2,520	2,794	1,519
Non-recurring capital expenditures	19,442	13,733	-	1,967	-	3,742
Total capital expenditures and leasing
commissions (accrual basis)	259,594	139,395	61,856	18,645	23,933	15,765
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	90,799	38,088	13,517	15,009	15,256	8,929
Expenditures to be made in future
periods for the current period	(146,062)	(78,302)	(33,530)	(8,697)	(14,185)	(11,348)
Total capital expenditures and leasing
commissions (cash basis)	$204,331	$99,181	$41,843	$24,957	$25,004	$13,346

Tenant improvements and leasing commissions:
Per square foot per annum	$3.81	$5.25	$4.50	$0.86	$3.95	$-
Percentage of initial rent	9.1%	9.5%	11.0%	3.4%	12.3%	-

Development and Redevelopment Expenditures in the Year Ended December 31, 2011

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.  Below is a summary of development and redevelopment expenditures incurred in the year ended December 31, 2011.

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Bergen Town Center	$23,748	$-	$-	$23,748	$-	$-
510 Fifth Avenue	8,833	-	-	8,833	-	-
Green Acres Mall	3,608	-	-	3,608	-	-
Beverly Connection	3,175	-	-	3,175	-	-
Wayne Towne Center	2,720	-	-	2,720	-	-
North Bergen, New Jersey	2,588	-	-	2,588	-	-
Crystal Square	2,276	-	2,276	-	-	-
West End 25	1,966	-	1,966	-	-	-
Crystal City Hotel	1,627	-	1,627	-	-	-
Crystal Plaza 5	1,483	-	1,483	-	-	-
220 Central Park South	1,248	-	-	-	-	1,248
Poughkeepsie, New York	1,228	-	-	1,228	-	-
Other	26,984	4,738	13,144	6,778	898	1,426
	$81,484	$4,738	$20,496	$52,678	$898	$2,674

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2010

Our cash and cash equivalents were $690,789,000 at December 31, 2010, a $155,310,000 increase over the balance at December 31, 2009.  Our consolidated outstanding debt was $10,889,442,000 at December 31, 2010, a $208,100,000 increase from the balance at December 31, 2009.

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

Net cash used in investing activities of $520,361,000 was comprised of (i) purchases of marketable equity securities, including J.C. Penney Company, Inc. common shares, of $491,596,000, (ii) acquisitions of real estate of $173,413,000, (iii) investments in partially owned entities of $165,170,000, (iv) development and redevelopment expenditures of $156,775,000, (v) additions to real estate of $144,794,000, (vi) investments in mezzanine loans receivable and other of $85,336,000, and (vii) $12,500,000 for the funding of collateral for the J.C. Penney derivative, partially offset by (viii) proceeds from the sale of real estate and related investments of $280,462,000, (ix) restricted cash of $138,586,000, (x) proceeds from sales of real estate and related investments of $127,736,000, (xi) proceeds received from repayment of mezzanine loans receivable of $70,762,000, (xii) distributions of capital from investments in partially owned entities of $51,677,000, and (xiii) proceeds from maturing short-term investments of $40,000,000.

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

Liquidity and Capital Resources – continued

Capital Expenditures in the Year Ended December 31, 2010

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$53,051	$20,472	$17,532	$4,838	$6,099	$4,110
Tenant improvements	116,939	50,387	17,464	9,827	31,742	7,519
Leasing commissions	30,351	15,325	6,044	2,215	4,761	2,006
Non-recurring capital expenditures	5,381	-	-	915	-	4,466
Total capital expenditures and leasing
commissions (accrual basis)	205,722	86,184	41,040	17,795	42,602	18,101
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	64,216	35,080	13,296	6,698	4,825	4,317
Expenditures to be made in future
periods for the current period	(87,289)	(35,051)	(13,989)	(11,358)	(20,580)	(6,311)
Total capital expenditures and leasing
commissions (cash basis)	$182,649	$86,213	$40,347	$13,135	$26,847	$16,107

Tenant improvements and leasing commissions:
Per square foot per annum	$3.73	$6.70	$2.92	$1.41	$4.01	$-
Percentage of initial rent	10.0%	13.5%	7.6%	5.8%	11.5%	-

Development and Redevelopment Expenditures in the Year Ended December 31, 2010

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
220 Central Park South	$46,769	$-	$-	$-	$-	$46,769
Bergen Town Center	18,783	-	-	18,783	-	-
Residential condominiums	15,600	-	-	-	-	15,600
West End 25	9,997	-	9,997	-	-	-
1540 Broadway	8,091	-	-	8,091	-	-
Green Acres Mall	7,679	-	-	7,679	-	-
220 20th Street	4,097	-	4,097	-	-	-
Beverly Connection	3,695	-	-	3,695	-	-
Poughkeepsie, New York	3,054	-	-	3,054	-	-
Other	39,010	5,705	12,495	12,621	2,667	5,522
	$156,775	$5,705	$26,589	$53,923	$2,667	$67,891

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2009

Our cash and cash equivalents were $535,479,000 at December 31, 2009, a $991,374,000 decrease over the balance at December 31, 2008.  Our consolidated outstanding debt was $10,681,342,000 at December 31, 2009, a $1,494,975,000 decrease from the balance at December 31, 2008.

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

Net cash used in financing activities of $1,382,752,000 was primarily comprised of (i) acquisition and retirement of convertible senior debentures and senior unsecured notes of $2,221,204,000, (ii) repayment of borrowings of $2,075,236,000, (iii) dividends paid on common shares of $262,397,000, (iv) dividends paid on preferred shares of $57,076,000, (v) distributions to noncontrolling interests of $42,451,000, (vi) repurchase of shares related to stock compensation arrangements and related tax withholdings of $32,203,000, (vii) redemption of redeemable noncontrolling interests of $24,330,000, (viii) debt issuance and other costs of $30,186,000, partially offset by, (ix) proceeds from borrowings of $2,648,175,000 and (x) proceeds from issuance of common shares of $710,226,000.

Liquidity and Capital Resources – continued

Capital Expenditures in the Year Ended December 31, 2009

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
Capital Expenditures (accrual basis):
Expenditures to maintain assets	$41,858	$15,559	$17,185	$3,406	$5,708	$-
Tenant improvements	76,514	44,808	18,348	4,190	9,168	-
Leasing commissions	28,913	15,432	10,040	1,710	1,731	-
Non-recurring capital expenditures	35,917	20,741	-	53	-	15,123
Total capital expenditures and leasing
commissions (accrual basis)	183,202	96,540	45,573	9,359	16,607	15,123
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	138,590	67,903	60,208	4,293	5,224	962
Expenditures to be made in future
periods for the current period	(75,397)	(40,516)	(21,627)	(5,244)	(5,900)	(2,110)
Total capital expenditures and leasing
commissions (cash basis)	$246,395	$123,927	$84,154	$8,408	$15,931	$13,975

Tenant improvements and leasing commissions:
Per square foot per annum	$2.74	$5.51	$2.10	$0.82	$1.32	$-
Percentage of initial rent	6.9%	10.5%	5.2%	3.5%	3.5%	-

Development and Redevelopment Expenditures in the Year Ended December 31, 2009

		New York	Washington, DC		Merchandise
(Amounts in thousands)	Total	Office	Office	Retail	Mart	Other
West End 25	$64,865	$-	$64,865	$-	$-	$-
Bergen Town Center	57,843	-	-	57,843	-	-
Residential condominiums	49,586	-	-	-	-	49,586
220 20th Street	39,256	-	39,256	-	-	-
1999 K Street (sold in September 2009)	31,874	-	31,874	-	-	-
North Bergen, New Jersey	25,764	-	-	25,764	-	-
Manhattan Mall	21,459	-	-	21,459	-	-
Poughkeepsie, New York	20,280	-	-	20,280	-	-
Garfield, New Jersey	16,577	-	-	16,577	-	-
1540 Broadway	15,544	-	-	15,544	-	-
2101 L Street	12,923	-	12,923	-	-	-
Beverly Connection	12,854	-	-	12,854	-	-
40 East 66th Street	10,520	-	-	-	-	10,520
One Penn Plaza	9,839	9,839	-	-	-	-
Other	76,021	11,790	22,849	28,438	6,409	6,535
	$465,205	$21,629	$171,767	$198,759	$6,409	$66,641

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  In the fourth quarter of 2011 and the first quarter of 2012, NAREIT issued updated guidance on FFO and modified its definition of FFO to specifically exclude real estate impairment losses, including the prorata share of such losses of unconsolidated subsidiaries.  To the extent applicable, NAREIT requested companies to restate prior period FFO to conform to the new definition.  Accordingly, we have restated our quarter and year ended December 31, 2010 FFO to exclude real estate impairment losses aggregating $103,981,000 and $108,981,000, respectively.  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.

FFO attributable to common shareholders plus assumed conversions was $1,230,973,000, or $6.42 per diluted share for the year ended December 31, 2011, compared to $1,251,533,000, or $6.59 per diluted share for the year ended December 31, 2010. FFO attributable to common shareholders plus assumed conversions was $280,369,000, or $1.46 per diluted share for the three months ended December 31, 2011, compared to $432,860,000, or $2.27 per diluted share for the three months ended December 31, 2010.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Year		For The Three Months
(Amounts in thousands, except per share amounts)	Ended December 31,		Ended December 31,
Reconciliation of our net income to FFO:	2011	2010	2011	2010
Net income attributable to Vornado	$662,302	$647,883	$87,296	$256,973
Depreciation and amortization of real property	530,113	505,806	152,655	124,024
Net gain on sales of real estate	(51,623)	(57,248)	-	(57,248)
Real estate impairment losses	28,799	97,500	28,799	92,500
Proportionate share of adjustments to equity in net income of
Toys, to arrive at FFO:
Depreciation and amortization of real property	70,883	70,174	18,039	16,878
Net gain on sales of real estate	(491)	-	-	-
Income tax effect of above adjustments	(24,634)	(24,561)	(6,314)	(5,907)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	99,992	78,151	26,699	19,596
Net gain on sales of real estate	(9,276)	(5,784)	(1,916)	(5,470)
Real estate impairment losses	-	11,481	-	11,481
Noncontrolling interests' share of above adjustments	(40,957)	(46,794)	(13,733)	(12,960)
FFO	1,265,108	1,276,608	291,525	439,867
Preferred share dividends	(65,531)	(55,534)	(17,788)	(13,559)
Discount on preferred share and unit redemptions	5,000	4,382	-	-
FFO attributable to common shareholders	1,204,577	1,225,456	273,737	426,308
Interest on 3.88% exchangeable senior debentures	26,272	25,917	6,602	6,512
Convertible preferred share dividends	124	160	30	40
FFO attributable to common shareholders plus assumed conversions	$1,230,973	$1,251,533	$280,369	$432,860

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	184,308	182,340	184,571	183,308
Effect of dilutive securities:
3.88% exchangeable senior debentures	5,736	5,736	5,736	5,736
Employee stock options and restricted share awards	1,658	1,747	1,392	1,735
Convertible preferred shares	55	71	52	70
Denominator for FFO per diluted share	191,757	189,894	191,751	190,849

FFO attributable to common shareholders plus assumed conversions per diluted share	$6.42	$6.59	$1.46	$2.27

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2011				2010
			Weighted	Effect of 1%		Weighted
	December 31,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,206,993		2.25%	$22,070	$2,903,510	1.76%
Fixed rate	8,355,009		5.55%	-	7,985,932	5.66%
	$10,562,002		4.86%	22,070	$10,889,442	4.62%
Prorata share of debt of non-
consolidated entities (non-recourse):
Variable rate – excluding Toys	$284,372		2.85%	2,844	$345,308	1.39%
Variable rate – Toys	706,301		4.83%	7,063	501,623	4.95%
Fixed rate (including $1,270,029 and
$1,421,820 of Toys debt in 2011 and 2010)	3,208,472	(1)	6.96%	-	2,428,986	6.86%
	$4,199,145		6.32%	9,907	$3,275,917	5.99%
Redeemable noncontrolling interests’ share of above				(2,079)
Total change in annual net income				$29,898
Per share-diluted				$0.16

(1)	Excludes $33.3 billion for our 26.2% pro rata share of LNR's liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2011, variable rate debt with an aggregate principal amount of $443,353,000 and a weighted average interest rate of 2.40% was subject to LIBOR caps.  These caps are based on a notional amount of $443,353,000 and cap LIBOR at a weighted average rate of 5.58%.  In addition, we have one interest rate swap on a $425,000,000 loan that swapped the rate from LIBOR plus 2.00% (2.30% at December 31, 2011) to a fixed rate of 5.13% for the remaining seven-year term of the loan.

As of December 31, 2011, we have investments in mezzanine loans at variable interest rates with an aggregate carrying amount of $54,724,000 and a weighted average rate of 10.42%, which partially mitigates our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of December 31, 2011, the estimated fair value of our consolidated debt was $10,770,227,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. During the years ended December 31, 2011 and 2010, we recognized income from derivative instruments of $12,984,000 and $130,153,000, respectively.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)	December 31,	December 31,
ASSETS	2011	2010
Real estate, at cost:
Land	$4,558,181	$4,535,042
Buildings and improvements	12,709,356	12,510,244
Development costs and construction in progress	230,823	217,505
Leasehold improvements and equipment	128,651	124,910
Total	17,627,011	17,387,701
Less accumulated depreciation and amortization	(3,095,037)	(2,715,046)
Real estate, net	14,531,974	14,672,655
Cash and cash equivalents	606,553	690,789
Restricted cash	98,068	200,822
Marketable securities	741,321	766,116
Accounts receivable, net of allowance for doubtful accounts of $43,241 and $62,979	171,798	157,146
Investments in partially owned entities	1,233,650	927,672
Investment in Toys "R" Us	506,809	447,334
Real Estate Fund investments	346,650	144,423
Mezzanine loans receivable, net	133,948	202,412
Receivable arising from the straight-lining of rents, net of allowance of $4,046 and $7,316	728,626	695,486
Deferred leasing and financing costs, net of accumulated amortization of $245,087 and $219,965	376,292	354,864
Identified intangible assets, net of accumulated amortization of $359,944 and $335,113	319,704	346,157
Assets related to discontinued operations	251,202	519,285
Due from officers	13,127	13,187
Other assets	386,765	379,123
	$20,446,487	$20,517,471

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Notes and mortgages payable	$8,558,275	$8,255,101
Senior unsecured notes	1,357,661	1,082,928
Exchangeable senior debentures	497,898	491,000
Convertible senior debentures	10,168	186,413
Revolving credit facility debt	138,000	874,000
Accounts payable and accrued expenses	423,512	438,479
Deferred credit	516,259	575,836
Deferred compensation plan	95,457	91,549
Deferred tax liabilities	13,315	13,278
Liabilities related to discontinued operations	14,153	267,652
Other liabilities	152,665	82,856
Total liabilities	11,777,363	12,359,092
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,160,771 and 12,804,202 units outstanding	934,677	1,066,974
Series D cumulative redeemable preferred units - 9,000,001 and 10,400,001 units outstanding	226,000	261,000
Total redeemable noncontrolling interests	1,160,677	1,327,974
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 42,186,709 and 32,340,009 shares	1,021,660	783,088
Common shares of beneficial interest: $.04 par value per share; authorized,
250,000,000 shares; issued and outstanding 185,080,020 and 183,661,875 shares	7,373	7,317
Additional capital	7,127,258	6,932,728
Earnings less than distributions	(1,401,704)	(1,480,876)
Accumulated other comprehensive income	73,729	73,453
Total Vornado shareholders' equity	6,828,316	6,315,710
Noncontrolling interests in consolidated subsidiaries	680,131	514,695
Total equity	7,508,447	6,830,405
	$20,446,487	$20,517,471

See notes to the consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
(Amounts in thousands, except per share amounts)
REVENUES:
Property rentals	$2,261,811	$2,237,707	$2,148,975
Tenant expense reimbursements	349,420	355,616	351,290
Cleveland Medical Mart development project	154,080	-	-
Fee and other income	150,354	147,358	155,326
Total revenues	2,915,665	2,740,681	2,655,591
EXPENSES:
Operating	1,091,597	1,082,844	1,050,545
Depreciation and amortization	553,811	522,022	519,534
General and administrative	209,981	213,949	230,584
Cleveland Medical Mart development project	145,824	-	-
Tenant buy-outs, impairment losses and
other acquisition related costs	58,299	129,458	73,763
Total expenses	2,059,512	1,948,273	1,874,426
Operating income	856,153	792,408	781,165
Income applicable to Toys "R" Us	48,540	71,624	92,300
Income (loss) from partially owned entities	71,770	22,438	(19,910)
Income (loss) from Real Estate Fund (of which $13,598 and ($806), respectively,
are attributable to noncontrolling interests)	22,886	(303)	-
Interest and other investment income (loss), net	148,826	235,315	(116,350)
Interest and debt expense (including amortization of deferred financing costs
of $20,729, $18,542 and $17,593 respectively)	(544,015)	(560,052)	(617,768)
Net gain (loss) on extinguishment of debt	-	94,789	(25,915)
Net gain on disposition of wholly owned and partially owned assets	15,134	81,432	5,641
Income before income taxes	619,294	737,651	99,163
Income tax expense	(24,827)	(22,476)	(20,642)
Income from continuing operations	594,467	715,175	78,521
Income (loss) from discontinued operations	145,533	(7,144)	49,929
Net income	740,000	708,031	128,450
Less:
Net (income) loss attributable to noncontrolling interests in
consolidated subsidiaries	(21,786)	(4,920)	2,839
Net (income) attributable to noncontrolling interests in the Operating
Partnership, including unit distributions	(55,912)	(55,228)	(25,120)
Net income attributable to Vornado	662,302	647,883	106,169
Preferred share dividends	(65,531)	(55,534)	(57,076)
Discount on preferred share and unit redemptions	5,000	4,382	-
NET INCOME attributable to common shareholders	$601,771	$596,731	$49,093

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$2.52	$3.31	$0.01
Income (loss) from discontinued operations, net	0.74	(0.04)	0.27
Net income per common share	$3.26	$3.27	$0.28
Weighted average shares	184,308	182,340	171,595

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$2.50	$3.28	$0.01
Income (loss) from discontinued operations, net	0.73	(0.04)	0.27
Net income per common share	$3.23	$3.24	$0.28
Weighted average shares	186,021	184,159	173,503

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009

Net income	$740,000	$708,031	$128,450
Other comprehensive income (loss):
Change in unrealized net gain on securities available-for-sale	46,177	46,447	6,147
Pro rata share of other comprehensive income of
nonconsolidated subsidiaries	12,859	11,853	22,052
Sale of securities available-for-sale	(9,540)	(13,160)	7,715
Change in value of interest rate swap	(43,704)	-	-
Other	(5,245)	(136)	(566)
Comprehensive income	740,547	753,035	163,798
Less:
Comprehensive (income) attributable to noncontrolling interests	(77,969)	(63,343)	(25,144)
Comprehensive income attributable to Vornado	$662,578	$689,692	$138,654

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2008	33,954	$823,807	155,286	$6,195	$6,025,976	$(1,047,340)	$(6,899)	$412,913	$6,214,652
Net income (loss)	-	-	-	-	-	106,169	-	(2,839)	103,330
Dividends on common shares	-	-	6,441	258	285,338	(547,993)	-	-	(262,397)
Dividends on preferred shares	-	-	-	-	-	(57,076)	-	-	(57,076)
Common shares issued:
In connection with April 2009
public offering	-	-	17,250	690	709,536	-	-	-	710,226
Upon redemption of Class A
units, at redemption value	-	-	1,768	70	90,885	-	-	-	90,955
Under employees' share
option plan	-	-	468	4	1,713	(31,355)	-	-	(29,638)
Conversion of Series A preferred
shares to common shares	(2)	(89)	2	-	89	-	-	-	-
Deferred compensation shares
and options	-	-	(1)	1	13,091	-	-	-	13,092
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	6,147	-	6,147
Sale of securities available-for-sale	-	-	-	-	-	-	7,715	-	7,715
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	22,052	-	22,052
Voluntary surrender of equity
awards on March 31, 2009	-	-	-	-	32,588	-	-	-	32,588
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(167,049)	-	-	-	(167,049)
Allocation of cash paid to the equity
component upon repurchase of
convertible senior debentures	-	-	-	-	(30,159)	-	-	-	(30,159)
Other	-	(32)	-	-	(1,001)	4	(566)	(3,437)	(5,032)
Balance, December 31, 2009	33,952	$823,686	181,214	$7,218	$6,961,007	$(1,577,591)	$28,449	$406,637	$6,649,406

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2009	33,952	$823,686	181,214	$7,218	$6,961,007	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income	-	-	-	-	-	647,883	-	4,920	652,803
Dividends on common shares	-	-	-	-	-	(474,299)	-	-	(474,299)
Dividends on preferred shares	-	-	-	-	-	(55,669)	-	-	(55,669)
Redemption of preferred shares	(1,600)	(39,982)	-	-	-	4,382	-	-	(35,600)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	1,548	62	126,702	-	-	-	126,764
Under employees' share
option plan	-	-	812	33	25,290	(25,584)	-	-	(261)
Under dividend reinvestment plan	-	-	22	1	1,656	-	-	-	1,657
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	93,583	93,583
Other	-	-	-	-	-	-	-	8,783	8,783
Conversion of Series A preferred
shares to common shares	(12)	(616)	18	1	615	-	-	-	-
Deferred compensation shares
and options	-	-	48	2	9,345	-	-	-	9,347
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	46,447	-	46,447
Sale of securities available-for-sale	-	-	-	-	-	-	(13,160)	-	(13,160)
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	11,853	-	11,853
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(191,826)	-	-	-	(191,826)
Other	-	-	-	-	(61)	2	(136)	772	577
Balance, December 31, 2010	32,340	$783,088	183,662	$7,317	$6,932,728	$(1,480,876)	$73,453	$514,695	$6,830,405

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$7,317	$6,932,728	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	-	662,302	-	21,786	684,088
Dividends on common shares	-	-	-	-	-	(508,745)	-	-	(508,745)
Dividends on preferred shares	-	-	-	-	-	(65,694)	-	-	(65,694)
Issuance of Series J preferred shares	9,850	238,842	-	-	-	-	-	-	238,842
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	798	32	64,798	-	-	-	64,830
Under employees' share
option plan	-	-	590	23	23,705	(13,289)	-	-	10,439
Under dividend reinvestment plan	-	-	21	1	1,771	-	-	-	1,772
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	203,407	203,407
Other	-	-	-	-	-	-	-	778	778
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(49,422)	(49,422)
Other	-	-	-	-	-	-	-	(15,604)	(15,604)
Conversion of Series A preferred
shares to common shares	(3)	(165)	5	-	165	-	-	-	-
Deferred compensation shares
and options	-	-	4	-	10,608	(523)	-	-	10,085
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	46,177	-	46,177
Sale of securities available-for-sale	-	-	-	-	-	-	(9,540)	-	(9,540)
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	12,859	-	12,859
Change in value of interest rate swap	-	-	-	-	-	-	(43,704)	-	(43,704)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	98,092	-	-	-	98,092
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(271)	-	(271)
Other	-	(105)	-	-	(4,609)	5,121	(5,245)	4,491	(347)
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,373	$7,127,258	$(1,401,704)	$73,729	$680,131	$7,508,447

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$740,000	$708,031	$128,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	580,990	556,312	559,053
Equity in net income of partially owned entities, including Toys “R” Us	(120,310)	(94,062)	(72,390)
Distributions of income from partially owned entities	93,635	61,037	30,473
Net (gain) loss on extinguishment of debt	(83,907)	(97,728)	25,915
Mezzanine loans loss (reversal) accrual and net gain on disposition	(82,744)	(53,100)	190,738
Amortization of below-market leases, net	(63,044)	(66,202)	(72,481)
Impairment losses, write-off of tenant buy-outs and litigation loss accrual	58,173	137,367	91,184
Net gain on sales of real estate	(51,623)	(2,506)	(45,284)
Straight-lining of rental income	(45,788)	(76,926)	(98,355)
Other non-cash adjustments	27,325	36,352	15,196
Recognition of disputed account receivable from Stop & Shop	(23,521)	-	-
Net realized and unrealized gains on Real Estate Fund assets	(17,386)	-	-
Net gain on disposition of wholly owned and partially owned assets	(15,134)	(81,432)	(5,641)
Income from the mark-to-market of J.C. Penney derivative position	(12,984)	(130,153)	-
Interest received on repayment of mezzanine loan	-	40,467	-
Write-off of unamortized costs from the voluntary surrender of equity awards	-	-	32,588
Changes in operating assets and liabilities:
Real Estate Fund investments	(184,841)	(144,423)	-
Accounts receivable, net	8,869	2,019	15,383
Prepaid assets	(7,779)	6,321	(90,519)
Other assets	(87,488)	(66,736)	(61,878)
Accounts payable and accrued expenses	(28,699)	2,645	(3,606)
Other liabilities	18,755	33,803	(5,247)
Net cash provided by operating activities	702,499	771,086	633,579
Cash Flows from Investing Activities:
Investments in partially owned entities	(571,922)	(165,170)	(38,266)
Distributions of capital from partially owned entities	318,966	51,677	16,790
Proceeds from sales and repayments of mezzanine loans receivable and other	187,294	70,762	47,397
Additions to real estate	(165,680)	(144,794)	(216,669)
Proceeds from sales of real estate and related investments	140,186	127,736	367,698
Restricted cash	126,380	138,586	111,788
Investments in mezzanine loans receivable and other	(98,979)	(85,336)	-
Development costs and construction in progress	(93,066)	(156,775)	(465,205)
Acquisitions of real estate and other	(90,858)	(173,413)	-
Proceeds from sales of, and return of investment in, marketable securities	70,418	280,462	64,355
Return of J.C. Penney derivative collateral	56,350	-	-
Funding of J.C. Penney derivative collateral	(43,850)	(12,500)	-
Proceeds from the repayment of loan to officer	13,123	-	-
Loan to officer	(13,123)	-	-
Purchases of marketable securities including J.C. Penney common
shares and other	-	(491,596)	(90,089)
Proceeds from maturing short-term investments	-	40,000	15,000
Purchases of short-term investments	-	-	(55,000)
Net cash used in investing activities	(164,761)	(520,361)	(242,201)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2011	2010	2009
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(3,740,327)	$(1,564,143)	$(2,075,236)
Proceeds from borrowings	3,412,897	2,481,883	2,648,175
Dividends paid on common shares	(508,745)	(474,299)	(262,397)
Proceeds from the issuance of Series J preferred shares	238,842	-	-
Contributions from noncontrolling interests	204,185	103,831	2,180
Distributions to noncontrolling interests	(116,510)	(53,842)	(42,451)
Dividends paid on preferred shares	(61,464)	(55,669)	(57,076)
Debt issuance and other costs	(47,395)	(14,980)	(30,186)
Purchases of outstanding preferred units and shares	(28,000)	(78,954)	(24,330)
Proceeds received from exercise of employee share options	25,507	26,993	1,750
Repurchase of shares related to stock compensation agreements and related
tax withholdings	(964)	(25,660)	(32,203)
Acquisition of convertible senior debentures and senior unsecured notes	-	(440,575)	(2,221,204)
Proceeds from issuance of common shares	-	-	710,226
Net cash used in by financing activities	(621,974)	(95,415)	(1,382,752)
Net (decrease) increase in cash and cash equivalents	(84,236)	155,310	(991,374)
Cash and cash equivalents at beginning of period	690,789	535,479	1,526,853
Cash and cash equivalents at end of period	$606,553	$690,789	$535,479

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (net of amounts capitalized of $1,197, $864 and $17,256)	$531,174	$549,327	$631,573
Cash payments for income taxes	$26,187	$23,960	$21,775

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$98,092	$(191,826)	$(167,049)
Contribution of mezzanine loan receivable to joint venture	73,750	-	-
Write-off of fully depreciated assets	(72,279)	(63,007)	(86,291)
Common shares issued upon redemption of Class A units at redemption value	64,830	126,764	90,955
Change in unrealized net gain on securities available-for-sale	46,177	46,447	6,147
Like-kind exchange of real estate	(23,626)	-	-
Financing assumed in acquisitions	-	102,616	-
Dividends paid in common shares	-	-	285,596
Unit distributions paid in Class A units	-	-	23,876
Increase in assets and liabilities resulting from the consolidation of investments previously accounted for on the equity method:
Real estate, net	-	102,804	-
Notes and mortgages payable	-	57,563	-
Decrease in assets and liabilities resulting from the deconsolidation of discontinued
operations and/or investments that were previously consolidated:
Real estate, net	(145,333)	(401,857)	-
Notes and mortgages payable	(232,502)	(316,490)	-

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in the Operating Partnership at December 31, 2011.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2011, we own all or portions of:

Office Properties:

•         In Midtown Manhattan – 30 properties aggregating 20.8 million square feet;

•         In the Washington, DC / Northern Virginia area – 77 properties aggregating 20.5 million square feet, including 63 office properties aggregating 17.5 million square feet and seven residential properties containing 2,424 units;

•         In San Francisco’s financial district – a 70% controlling interest in 555 California Street, a three-building office complex aggregating 1.8 million square feet, known as the Bank of America Center;

Retail Properties:

•         In Manhattan – 2.2 million square feet in 46 properties, of which 1.0 million square feet in 21 properties is in our Retail Properties segment and 1.2 million square feet in 25 properties is in our New York Office Properties segment;

•         134 strip shopping centers, regional malls, and single tenant retail assets aggregating 24.2 million square feet, primarily in the northeast states, California and Puerto Rico;

Merchandise Mart Properties:

•         5.7 million square feet of showroom and office space, including the 3.5 million square foot Merchandise Mart in Chicago;

Other Real Estate and Related Investments:

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg headquarters building;

•         A 25.0% interest in Vornado Capital Partners, our $800 million real estate fund.  We are the general partner and investment manager of the fund;

•         The 1,700 room Hotel Pennsylvania in Midtown Manhattan;

•         A 32.7% interest in Toys “R” Us, Inc.;

•         An 11.0% interest in J.C. Penney Company, Inc. (NYSE: JCP); and

•         Other real estate and related investments, marketable securities and mezzanine loans on real estate, including a 26.2% equity interest in LNR Property Corporation, an industry leading mortgage servicer and special servicer.

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

Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted.  The Company early adopted this guidance as of December 31, 2011, and has presented the Consolidated Statements of Comprehensive Income as a separate financial statement.

In September 2011, the FASB issued Update No. 2011-09, Compensation – Retirement Benefits (Topic 715): Disclosures About an Employer’s Participation in a Multiemployer Plan (“ASU No. 2011-09”).  ASU No. 2011-09 requires enhanced disclosures about an entity’s participation in multiemployer plans that offer pension and other postretirement benefits.  ASU No. 2011-09 became effective for interim and annual periods ending on or after December 15, 2011.  The adoption of this update on December 31, 2011 did not have a material impact on our consolidated financial statements.

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $1,197,000 and $864,000 for the years ended December 31, 2011 and 2010, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies- continued

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases and acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis.  An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value.  Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.  The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.  The table below summarizes tenant buy-outs, impairment losses and other acquisition related costs incurred in the years ended December 31, 2011, 2010 and 2009.

(Amounts in thousands)	For the Year Ended December 31,
	2011	2010	2009
Tenant buy-outs, acquisition related costs and other	$32,259	$6,945	$-
Real estate assets	23,000	92,500	4,789
Development projects and undeveloped land	3,040	-	55,307
Condominium units held for sale (see page 132)	-	30,013	13,667
	$58,299	$129,458	$73,763

Partially Owned Entities:  In determining whether we have a controlling interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we have power over significant activities of the entity and the obligation to absorb losses or receive benefits that could potentially be significant to the entity. We have concluded that we do not control a partially owned entity if the entity is not considered a variable interest entity and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  We account for investments on the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.  Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.  In the years ended December 31, 2011, 2010 and 2009, we recognized non-cash impairment losses on investments in partially owned entities aggregating $13,794,000, $11,481,000 and $17,820,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Identified Intangibles:  We record acquired intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) and acquired intangible liabilities (including below–market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is measured based on the excess of carrying amount of the identified intangible over its estimated fair value.  As of December 31, 2011 and 2010, the carrying amounts of identified intangible assets were $319,704,000 and $346,157,000, respectively. The carrying amounts of identified intangible liabilities, a component of “deferred credit” on our consolidated balance sheets, were $467,187,000 and $521,372,000, respectively.

Mezzanine Loans Receivable: We invest in mezzanine loans of entities that have significant real estate assets.  These investments, which are subordinate to the mortgage loans secured by the real property, are generally secured by pledges of the equity interests of the entities owning the underlying real estate.  We record these investments at the stated principal amount net of any unamortized discount or premium. We accrete or amortize any discount or premium over the life of the related receivable utilizing the effective interest method or straight-line method, if the result is not materially different.  We evaluate the collectibility of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized when received in cash.  In the year ended December 31, 2009 we recorded a $190,738,000 loss accrual on our portfolio of mezzanine loans, of which $72,270,000 and $53,100,000 was reversed in 2011 and 2010, respectively.

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

Allowance for Doubtful Accounts:  We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  As of December 31, 2011 and 2010, we had $43,241,000 and $62,979,000, respectively, in allowances for doubtful accounts.  In addition, as of December 31, 2011 and 2010, we had $4,046,000 and $7,316,000, respectively, in allowances for receivables arising from the straight-lining of rents.

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

•      Cleveland Medical Mart — revenue arising from the development of the Cleveland Medical Mart.  This revenue is recognized as the related services are performed under the respective agreements using the criteria set forth in ASC 605-25, Multiple Element Arrangements, as we are providing development, marketing, leasing, and other property management services.

Condominium Units Held For Sale:  Condominium units held for sale are carried at the lower of cost or fair value less costs to sell.  As of December 31, 2011 and 2010, condominiums held for sale, which are included in “other assets” on our consolidated balance sheet, aggregate $60,785,000 and $84,397,000, respectively and consist of substantially completed units at Granite Park in Pasadena, The Bryant in Boston and our 40 East 66th Street property in Manhattan.  Revenue from condominium unit sales is recognized upon closing of the sale (the “completed contract method”), as all conditions for full profit recognition have been met at that time.  We use the relative sales value method to allocate costs to individual condominium units.  Net gains on sales of condominiums units are included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income.  In the years ended December 31, 2010 and 2009, we recognized non-cash impairment losses related to certain of these condominiums aggregating $30,013,000 and $13,667,000, respectively, based on our assessments of the expected net sales proceeds associated with these condominium projects.  These losses are included in “tenant buy-outs, impairment losses and other acquisition related costs” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Derivative Instruments and Hedging Activities:  ASC 815, Derivatives and Hedging, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2011 and 2010, our derivative instruments consisted primarily of a portion of our investment in J.C. Penney common shares (see Note 4 – Marketable Securities and Derivative Instruments) and interest rate swaps.  We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Income Taxes: We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We distribute to shareholders 100% of taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2011, were characterized, for federal income tax income tax purposes, as 93.2% ordinary income and 6.8% as long term capital gain.  Dividend distributions for the year ended December 31, 2010, were characterized, for Federal income tax purposes, as 95.9% ordinary income, 2.8% long-term capital gain and 1.3% return of capital.  Dividend distributions for the year ended December 31, 2009 were characterized, for Federal income tax purposes, as 63.9% ordinary income, 0.9% long-term capital gain and 35.2% return of capital.

We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax liability of approximately $26,645,000 and $24,858,000 at December 31, 2011 and 2010, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

The following table reconciles net income attributable to common shareholders to estimated taxable income for the years ended December 31, 2011, 2010 and 2009.

(Amounts in thousands)	For the Year Ended December 31,
	2011	2010	2009
Net income attributable to common shareholders	$601,771	$596,731	$49,093
Book to tax differences (unaudited):
Depreciation and amortization	225,802	216,473	247,023
Mezzanine loans receivable	(82,512)	(104,727)	171,380
Straight-line rent adjustments	(38,800)	(70,606)	(83,959)
Earnings of partially owned entities	(96,178)	(62,315)	(82,382)
Stock options	(27,697)	(48,399)	(32,643)
Sale of real estate	(18,766)	12,899	3,923
Derivatives	(12,160)	(121,120)	-
Other, net	(6,223)	48,915	81,936
Estimable taxable income	$545,237	$467,851	$354,371

The net basis of our assets and liabilities for tax reporting purposes is approximately $3.6 billion lower than its amount reported in our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Vornado Capital Partners Real Estate Fund (the “Fund”)

In February 2011, the Fund’s subscription period closed with an aggregate of $800,000,000 of capital commitments, of which we committed $200,000,000.  We are the general partner and investment manager of the Fund, which has an eight-year term and a three-year investment period.  During the investment period, which concludes in July 2013, the Fund is our exclusive investment vehicle for all investments that fit within its investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) non-controlling interests in equity and debt securities; and (vi) investments located outside of North America.  The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

During 2011, the Fund made three investments (described below) aggregating $248,500,000 and exited two investments.  As of December 31, 2011, the Fund has five investments with an aggregate fair value of approximately $346,650,000, or $11,995,000 in excess of cost, and has remaining unfunded commitments of $416,600,000, of which our share is $104,150,000.

One Park Avenue

On March 1, 2011, the Fund as a co-investor (64.7% interest), together with Vornado (30.3% interest), acquired a 95% interest in One Park Avenue, a 932,000 square foot office building located between 32nd and 33rd Streets in New York, for $374,000,000.  The purchase price consisted of $137,000,000 in cash and 95% of a $250,000,000 five-year mortgage that bears interest at 5.0%.  The Fund accounts for its 64.7% interest in the property at fair value in accordance with the AICPA Audit and Accounting Guide for Investment Companies.  We account for our directly owned 30.3% equity interest under the equity method of accounting.

Crowne Plaza Times Square

On December 16, 2011, the Fund formed a joint venture with the owner of the property to recapitalize the Crowne Plaza Hotel in Times Square.  The property is located at 48th Street and Broadway in Times Square and is comprised of a 795-key hotel, 14,000 square feet of prime retail space, 212,000 square feet of office space, nine large signage offerings, a 159-space parking garage and a health club.  The joint venture plans to reconfigure and reposition the retail and office space as well as add additional signage.  Vornado will manage and lease the commercial components of the property and the joint venture partner will asset manage the hotel.  This transaction was initiated by us in May 2011, when the Fund acquired a $34,000,000 mezzanine position in the junior most tranche of the property’s mezzanine debt.  In December 2011, the Fund contributed $31,000,000 and its partner contributed $22,000,000 of new capital to pay down third party debt and for future capital expenditures.  The new capital was contributed in the form of debt that is convertible into preferred equity that receives a priority return and then will receive a profit participation.  The Fund has an economic interest of approximately 38% in the property.  The Fund’s investment is subordinate to the property’s $259,000,000 of senior debt which matures in December 2013, with a one-year extension option.

11 East 68th Street

On December 29, 2011, the Fund committed to acquire the retail portion of 11 East 68th Street, an 11-story residential and retail property located on Madison Avenue and 68th Street, for $50,500,000.  The retail portion of the property consists of two retail units aggregating 5,000 square feet. The Fund provided $21,200,000 at closing and will provide the remaining $29,300,000 over the next two years.  In addition, the Fund has also provided a $21,000,000 mezzanine loan on the residential portion of the property, which bears paid-in-kind interest at 15%, matures in three years and has a one-year extension option.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Vornado Capital Partners Real Estate Fund (the “Fund”) - continued

Below is a summary of income (loss) from the Fund for the years ended December 31, 2011, 2010 and 2009.

(Amounts in thousands)	For the Year Ended December 31,
	2011	2010	2009
Income (loss) before net realized/unrealized gains	$5,500	$(303)	$-
Net realized gains	5,391	-	-
Net unrealized gains	11,995	-	-
Income (loss) from Real Estate Fund	22,886	(303)	-
Less:
(Income) loss attributable to noncontrolling interests	(13,598)	806	-
Income from Real Estate Fund attributable to Vornado (1)	$9,288	$503	$-

(1)

Excludes $2,695 and $248 of management, leasing and development fees in the years ended December 31, 2011 and 2010, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

4.    Marketable Securities and Derivative Instruments

Marketable Securities

Our portfolio of marketable securities is comprised of debt and equity securities that are classified as available-for-sale.  Available-for-sale securities are presented on our consolidated balance sheets at fair value.  Gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income (loss).”  Gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities.

We evaluate our portfolio of marketable securities for impairment each reporting period.  For each of the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis.  We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.  In 2009, we concluded that certain of our investments in marketable securities were “other-than-temporarily” impaired and recognized a $3,361,000 impairment loss.  This loss is included as a component of “interest and other investment income (loss), net” on our consolidated statement of income.  Our conclusion was based on the severity and duration of the decline in the market value of the securities and our inability to forecast a recovery in the near term.  No impairment losses were recognized in the years ended December 31, 2011 and 2010.  During 2011, 2010 and 2009 we sold certain marketable securities for aggregate proceeds of $69,559,000, $281,486,000, and $64,355,000, respectively resulting in net gains of $5,020,000, $22,604,000, and $3,834,000, respectively, which are included as a component of “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Marketable Securities and Derivative Instruments - continued

Below is a summary of our marketable securities portfolio as of December 31, 2011 and 2010.

	As of December 31, 2011				As of December 31, 2010
			GAAP	Unrealized			GAAP	Unrealized
	Maturity	Fair Value	Cost	Gain	Maturity	Fair Value	Cost	Gain
Equity securities:
J.C. Penney	n/a	$653,228	$591,069	$62,159	n/a	$601,303	$591,069	$10,234
Other	n/a	29,544	13,561	15,983	n/a	46,545	25,778	20,767
Debt securities	04/13 - 10/18	58,549	54,965	3,584	08/11 - 10/18	118,268	104,180	14,088
		$741,321	$659,595	$81,726		$766,116	$721,027	$45,089

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own 23,400,000 J.C. Penney common shares, or 11.0% of its outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average economic cost of $25.75 per share or $478,532,000 in the aggregate.  As of December 31, 2011, these shares have an aggregate fair value of $653,228,000, based on J.C. Penney’s closing share price of $35.15 per share at December 31, 2011.  Of these shares, 15,500,000 were acquired through the exercise of a call option that was acquired on September 28, 2010 and settled on November 9, 2010.  During the period in which the call option was outstanding and classified as a derivative instrument, we recognized $112,537,000 of income.  Upon exercise of the call option, the GAAP basis of the 18,584,010 common shares we own increased to $31.81 per share, or $591,069,000 in the aggregate.  These shares are included in marketable equity securities on our consolidated balance sheet and are classified as “available-for-sale.”  In the year ended December 31, 2011, we recognized a $51,925,000 gain from the mark-to-market of these shares, which is included in “other comprehensive income (loss),” based on the difference between the carrying amount of these shares of $601,303,000 at December 31, 2010 and the fair value of $653,228,000 at December 31, 2011.

We also own an economic interest in 4,815,990 J.C. Penney common shares through a forward contract executed on October 7, 2010, at a weighted average strike price of $28.80 per share, or $138,682,000 in the aggregate.  The contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2012.  The counterparty may accelerate settlement, in whole or in part, upon one year’s notice to us.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Mark-to-market adjustments on the underlying common shares are recognized in “interest and other investment income (loss), net” on our consolidated statements of income.  In the years ended December 31, 2011 and 2010, we recognized gains of $12,984,000 and $17,616,000, respectively, from the mark-to-market of the underlying common shares, based on J.C. Penney’s closing share price of $35.15 per share and $32.31 per share at December 31, 2011 and 2010, respectively.

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

We review our investment in J.C. Penney on a continuing basis.  Depending on various factors, including, without limitation, J.C. Penney’s financial position and strategic direction, actions taken by its board, price levels of its common shares, other investment opportunities available to us, market conditions and general economic and industry conditions, we may take such actions with respect to J.C. Penney as we deem appropriate, including (i) purchasing additional common shares or other financial instruments related to J.C. Penney, subject to our agreement with J.C. Penney as described in the preceding paragraph, or (ii) selling some or all of our beneficial or economic holdings, or (iii) engaging in hedging or similar transactions.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities

The following is a summary of condensed combined financial information for all of our partially owned entities, including Toys “R” Us, Alexander’s, Inc., Lexington Realty Trust and LNR Property Corporation, as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009.

(Amounts in thousands)		December 31,
Balance Sheet:		2011	2010
Assets(1)		$153,861,000	$165,183,000
Liabilities(1)		147,854,000	160,203,000
Noncontrolling interests		132,000	124,000
Equity		5,875,000	4,856,000

	For the Year Ended December 31,
Income Statement:	2011	2010	2009
Total revenue	$15,390,000	$15,030,000	$14,321,000
Net income	199,000	63,000	103,000

(1)

2011 and 2010 includes $127 billion and $142 billion, respectively, of assets and liabilities of LNR related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

Toys “R” Us (“Toys”)

As of December 31, 2011, we own 32.7% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.7% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  As of December 31, 2011, the carrying amount of our investment in Toys does not differ materially from our share of the equity in the net assets of Toys on a purchase accounting basis.

On May 28, 2010, Toys filed a registration statement, as amended, with the SEC for the offering and sale of its common stock.  The offering, if completed, would result in a reduction of our percentage ownership of Toys’ equity.  The size of the offering and its completion are subject to market and other conditions.

In August 2010, in connection with certain financing and refinancing transactions, Toys paid us an aggregate of $9,600,000 for our share of advisory fees.  Since Toys has capitalized these fees and are amortizing them over the term of the related debt, we recorded the fees as a reduction of the basis of our investment in Toys and will amortize the fees into income over the term of the related debt.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)		Balance as of
Balance Sheet:		October 29, 2011	October 30, 2010
Assets		$13,221,000	$12,810,000
Liabilities		11,530,000	11,317,000
Toys “R” Us, Inc. equity		1,691,000	1,493,000

	For the Twelve Months Ended
Income Statement:	October 29, 2011	October 30, 2010	October 31, 2009
Total revenues	$13,956,000	$13,749,000	$13,172,000
Net income attributable to Toys	121,000	189,000	216,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of December 31, 2011, we own 1,654,068 Alexander’s commons shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.

As of December 31, 2011 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s 2011 closing share price of $370.03, was $612,055,000, or $422,280,000 in excess of the carrying amount on our consolidated balance sheet.  As of December 31, 2011, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $59,010,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Management and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $3,000,000, (ii) 3% of the gross income from the Kings Plaza Regional Shopping Center, (iii) 2% of the gross income from the Rego Park II Shopping Center, (iv) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (v) $256,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, we are entitled to a development fee of 6% of development costs, as defined, with a minimum guaranteed payment of $750,000 per annum.  During the years ended December 31, 2011, 2010, and 2009, we recognized $730,000, $711,000 and $2,710,000, respectively, of development fee income.

Leasing Agreements

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants.  In the event third-party real estate brokers are used, our fee increases by 1% and we are responsible for the fees to the third-parties.  We are also entitled to a commission upon the sale of any of Alexander’s assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000, or 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable to us in annual installments in an amount not to exceed $4,000,000 with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.78% at December 31, 2011).

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises the cleaning, engineering and security services at Alexander’s 731 Lexington Avenue and Kings Plaza properties for an annual fee of the costs for such services plus 6%.  During the years ended December 31, 2011, 2010 and 2009, we recognized $2,970,000, $2,775,000 and $2,552,000 of income, respectively, under these agreements.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)		Balance as of
Balance Sheet:		December 31, 2011	December 31, 2010
Assets		$1,771,000	$1,679,000
Liabilities		1,408,000	1,335,000
Noncontrolling interests		4,000	3,000
Stockholders' equity		359,000	341,000

	For the Year Ended
Income Statement:	December 31, 2011	December 31, 2010	December 31, 2009
Total revenues	$254,000	$242,000	$224,000
Net income attributable to Alexander’s	79,000	67,000	132,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of December 31, 2011, we own 18,468,969 Lexington common shares, or approximately 12.0% of Lexington’s common equity.  We account for our investment in Lexington on the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s December 31, 2011 closing share price of $7.49, the market value (“fair value” pursuant to ASC 820) of our investment in Lexington was $138,333,000, or $80,931,000 in excess of the December 31, 2011 carrying amount on our consolidated balance sheet.  As of December 31, 2011, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $49,200,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized during 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)		Balance as of
Balance Sheet:		September 30, 2011	September 30, 2010
Assets		$3,164,000	$3,385,000
Liabilities		1,888,000	2,115,000
Noncontrolling interests		59,000	71,000
Shareholders’ equity		1,217,000	1,199,000

	For the Twelve Months Ended September 30,
Income Statement:	2011	2010	2009
Total revenues	$335,000	$330,000	$375,000
Net loss attributable to Lexington	(81,000)	(90,000)	(178,000)

LNR Property Corporation (“LNR”)

As of December 31, 2011, we own a 26.2% equity interest in LNR, which we acquired in July 2010.  We account for our investment in LNR under the equity method and record our 26.2% share of LNR’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $127 billion as of September 30, 2011, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of December 31, 2011, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	September 30, 2011	September 30, 2010
Assets	$128,536,000	$143,266,000
Liabilities	127,809,000	142,720,000
Noncontrolling interests	55,000	37,000
LNR Property Corporation equity	672,000	509,000

	For the Twelve	For the Period
	Months Ended	July 29, 2010 to
Income Statement:	September 30, 2011	September 30, 2010
Total revenue	$208,000	$23,000
Net income attributable to LNR	224,000	8,000

280 Park Avenue Joint Venture

On March 16, 2011, we formed a 50/50 joint venture with SL Green Realty Corp to own the mezzanine debt of 280 Park Avenue, a 1.2 million square foot office building located between 48th and 49th Streets in Manhattan (the “Property”).  We contributed our mezzanine loan with a face amount of $73,750,000, and they contributed their mezzanine loans with a face amount of $326,250,000 to the joint venture.  We equalized our interest in the joint venture by paying our partner $111,250,000 in cash and assuming $15,000,000 of their debt.  On May 17, 2011, as part of the recapitalization of the Property, the joint venture contributed its debt position for 99% of the common equity of a new joint venture which owns the Property.  The new joint venture’s investment is subordinate to $710,000,000 of third party debt.  The new joint venture expects to spend $150,000,000 for re-tenanting and repositioning the Property.  We account for our 49.5% equity interest in the Property under the equity method of accounting from the date of recapitalization.

Independence Plaza

On June 17, 2011, a joint venture in which we are a 51% partner, invested $55,000,000 in cash (of which we contributed $35,000,000) to acquire a face amount of $150,000,000 of mezzanine loans and a $35,000,000 participation in a senior loan on Independence Plaza, a residential complex comprised of three 39-story buildings in the Tribeca submarket of Manhattan.  We share control over major decisions with our joint venture partner.  We account for our 51% interest in the joint venture under the equity method of accounting from the date of acquisition.

666 Fifth Avenue Office

On December 16, 2011, we formed a joint venture with an affiliate of the Kushner Companies to recapitalize the office portion of 666 Fifth Avenue, a 39-story, 1.4 million square foot Class A office building in Manhattan, located on the full block front of Fifth Avenue between 52nd and 53rd Street.  We acquired a 49.5% interest in the property from the Kushner Companies, the current owner.  In connection therewith, the existing $1,215,000,000 mortgage loan was modified by LNR, the special servicer, into a $1,100,000,000 A-Note and a $115,000,000 B-Note and extended to February 2019; and a portion of the current pay interest was deferred to the B-Note.  We and the Kushner Companies have committed to lend the joint venture an aggregate of $110,000,000 (of which our share is $80,000,000) for tenant improvements and working capital for the property, which is senior to the $115,000,000 B-Note. In addition, we have provided the A-Note holders a limited recourse and cooperation guarantee of up to $75,000,000 if an event of default occurs and is ongoing.  We account for our 49.5% interest in the property under the equity method of accounting from the date of recapitalization.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

Below is a schedule of our investments in partially owned entities as of December 31, 2011 and 2010.

(Amounts in thousands)	Percentage	As of December 31,
Investments:	Ownership	2011	2010
Toys	32.7%	$506,809	$447,334

Alexander’s	32.4%	$189,775	$186,811

Lexington	12.0%	57,402	57,270

LNR	26.2%	174,408	132,973

India real estate ventures	4.0%-36.5%	80,499	127,193

Partially owned office buildings:
280 Park Avenue (see page 140)	49.5%	184,516	-
West 57th Street properties	50.0%	58,529	58,963
Rosslyn Plaza	43.7% -50.4%	53,333	52,689
One Park Avenue (see page 134)	30.3%	47,568	-
Warner Building and 1101 17th Street	55.0%	23,122	37,741
Other partially owned office buildings (1)	Various	61,898	36,487

Other equity method investments:
Verde Realty Operating Partnership	8.3%	59,801	59,326
Independence Plaza (see page 140)	51.0%	48,511	-
Downtown Crossing, Boston	50.0%	46,691	46,147
Monmouth Mall	50.0%	7,536	6,251
Other equity method investments (2)	Various	140,061	125,821

		$1,233,650	$927,672

___________________________________
(1)	Includes interests in 330 Madison Avenue (25.0%), 666 Fifth Avenue Office (49.5%), 825 Seventh Avenue (50.0%) and Fairfax Square (20.0%).

(2)	Includes interests in 85 10th Avenue Associates, Farley Project, Suffolk Downs, Dune Capital L.P. and others.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities – continued

Below is a schedule of income recognized from investments in partially owned entities for the years ended December 31, 2011, 2010 and 2009.

(Amounts in thousands)	For the Year Ended December 31,
Our Share of Net Income (Loss):	2011	2010	2009

Toys - 32.7% interest
Equity in net income before income taxes(1)	$38,460	$16,401	$58,416
Income tax benefit	1,132	45,418	13,185
Equity in net income	39,592	61,819	71,601
Non-cash purchase price accounting adjustments	-	-	13,946
Interest and other income	8,948	9,805	6,753
	$48,540	$71,624	$92,300

Alexander’s - 32.4% interest
Equity in net income before income taxes and reversal of
stock appreciation rights compensation expense ("SARs")	$25,013	$20,059	$17,991
Income tax benefit and reversal of SARs	-	-	24,773
Equity in net income	25,013	20,059	42,764
Management, leasing and development fees	9,115	9,125	10,765
	34,128	29,184	53,529

Lexington - 12.0% interest in 2011, 12.8% interest in 2010
and 15.2% interest in 2009 (2)	8,351	11,018	(25,665)

LNR - 26.2% interest (acquired in July 2010) (3)	58,786	1,973	-

India real estate ventures - 4.0% to 36.5% interest (4)	(14,881)	2,581	(1,636)

Partially owned office buildings:
280 Park Avenue - 49.5% interest (acquired in May 2011)	(18,079)	-	-
West 57th Street properties - 50.0% interest (5)	876	(10,990)	468
Rosslyn Plaza - 43.7% to 50.4% interest	2,193	(2,419)	4,870
One Park Avenue - 30.3% interest (acquired in March 2011)	(1,142)	-	-
Warner Building and 1101 17th Street - 55.0% interest
(deconsolidated in October 2010 upon sale of a 45.0% interest) (6)	(16,135)	72	-
Other partially owned office buildings	10,017	4,436	4,823

Other equity method investments
Verde Realty Operating Partnership - 8.3% interest (7)	1,661	(537)	(19,978)
Independence Plaza - 51.0% interest (acquired in June 2011)	2,457	-	-
Downtown Crossing, Boston - 50.0% interest (8)	(1,461)	(1,155)	(10,395)
Monmouth Mall - 50.0% interest	2,556	1,952	1,789
Other equity method investments (9)	2,443	(13,677)	(27,715)
	$71,770	$22,438	$(19,910)
___________________________________

(1)	2009 includes $10,200 for our share of income from a litigation settlement.

(2)	Includes net gains of $9,760 and $13,710 in 2011 and 2010, respectively, resulting from Lexington's stock issuances. 2009 includes $19,121 for our share of impairment losses recorded by Lexington.

(3)	2011 includes $27,377 of income comprised of (i) $12,380 for an income tax benefit, (ii) $8,977 of a tax settlement gain, and (iii) $6,020 of net gains from asset sales.

(4)	2011 includes $13,794 for our share of an impairment loss.

(5)	2010 includes $11,481 of impairment losses.

(6)	2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy at the Warner Building.

(7)	2009 includes $14,515 of impairment losses.

(8)	2009 includes $7,650 of expense for our share of a lease termination payment.

(9)	2011 includes a $12,525 net gain from Suffolk Downs' sale of a partial interest and 2009 includes $3,305 of impairment losses.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

Below is a summary of the debt of our partially owned entities as of December 31, 2011 and 2010; none of which is recourse to us.

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		December 31,	December 31,	December 31,
	Maturity	2011	2011	2010
Toys (32.7% interest) (as of October 29, 2011 and October 30, 2010, respectively):
Senior unsecured notes (Face value – $950,000)	07/17	10.75%	$930,382	$928,045
$1.85 billion credit facility	08/15	2.77%	750,000	519,810
Senior unsecured notes (Face value – $725,000)	12/17	8.50%	716,583	715,577
$700 million secured term loan facility	09/16	6.00%	684,217	689,757
Senior U.K. real estate facility	04/13	5.02%	562,004	561,559
$400 million secured term loan facility	05/18	5.25%	395,195	-
7.875% senior notes (Face value – $400,000)	04/13	9.50%	391,520	386,167
7.375% senior secured notes (Face value - $350,000)	09/16	7.38%	361,561	350,000
7.375% senior notes (Face value – $400,000)	10/18	9.99%	348,537	343,528
Japan bank loans	03/12-02/16	1.85%-2.85%	189,525	180,500
Spanish real estate facility	02/13	4.51%	180,174	179,511
Junior U.K. real estate facility	04/13	6.81%-7.84%	97,964	98,266
Japan borrowings	06/12	1.06%	94,968	141,360
French real estate facility	02/13	4.51%	86,919	86,599
European and Australian asset-based revolving credit facility	03/16	2.88%	64,520	25,767
8.750% debentures (Face value – $21,600)	09/21	9.17%	21,089	21,054
7.625% bonds (Face value – $500,000)	n/a	n/a	-	495,943
Other	Various	Various	172,363	156,853
			6,047,521	5,880,296

Alexander’s (32.4% interest):
731 Lexington Avenue mortgage note payable, collateralized by
the office space	02/14	5.33%	339,890	351,751
731 Lexington Avenue mortgage note payable, collateralized by
the retail space	07/15	4.93%	320,000	320,000
Rego Park II Shopping Center mortgage note payable(1)	11/18	2.15%	274,796	277,200
Kings Plaza Regional Shopping Center mortgage note payable (2)	06/16	2.24%	250,000	151,214
Rego Park I Shopping Center mortgage note payable	03/12	0.75%	78,246	78,246
Paramus mortgage note payable	10/18	2.90%	68,000	68,000
			1,330,932	1,246,411

Lexington (12.0% and 12.8% interest) (as of September 30, 2011 and
September 30, 2010, respectively):
Mortgage loans collateralized by Lexington’s real estate	2012-2037	5.80%	1,712,750	1,927,729

LNR (26.2% interest) (as of September 30, 2011 and
September 30, 2010, respectively):
Mortgage notes payable	2014-2043	4.54%	353,504	508,547
Liabilities of consolidated CMBS and CDO trusts	n/a	5.32%	127,348,336	142,001,333
			127,701,840	142,509,880

(1)	On November 30, 2011, Alexander's completed a $275,000 refinancing of this loan. The seven-year loan bears interest at LIBOR plus 1.85% and amortizes based on a 30-year schedule.

(2)	On June 10, 2011, Alexander's completed a $250,000 refinancing of this loan. The five-year interest only loan is at LIBOR plus 1.70%.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities - continued

		Interest	100% of
		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)		December 31,	December 31,	December 31,
	Maturity	2011	2011	2010
Partially owned office buildings:
666 Fifth Avenue Office (49.5% interest) mortgage note payable	02/19	6.80%	$1,035,884	$ n/a
280 Park Avenue (49.5% interest) mortgage notes payable	06/16	6.65%	737,678	n/a
Warner Building (55.0% interest) mortgage note payable	05/16	6.26%	292,700	292,700
One Park Avenue (30.3% interest) mortgage note payable	03/16	5.00%	250,000	n/a
330 Madison Avenue (25.0% interest) mortgage note payable	06/15	1.78%	150,000	150,000
Fairfax Square (20.0% interest) mortgage note payable	12/14	7.00%	70,974	71,764
Rosslyn Plaza (43.7% to 50.4% interest) mortgage note payable	01/12	1.27%	56,680	56,680
330 West 34th Street (34.8% interest) mortgage note payable,
collateralized by land	07/22	5.71%	50,150	50,150
West 57th Street (50.0% interest) mortgage note payable	02/14	4.94%	21,864	22,922
825 Seventh Avenue (50.0% interest) mortgage note payable	10/14	8.07%	20,080	20,565
Other mortgage notes payable collateralized by real estate(1)	n/a	n/a	-	139,337

India Real Estate Ventures:
TCG Urban Infrastructure Holdings (25.0% interest) mortgage notes
payable, collateralized by the entity’s real estate	2012-2022	11.87%	226,534	196,319

Other:
Verde Realty Operating Partnership (8.3% interest) mortgage notes
payable, collateralized by the partnerships’ real estate	2013-2025	6.18%	340,378	581,086
Green Courte Real Estate Partners, LLC (8.3% interest) (as of
September 30, 2011 and 2010), mortgage notes payable,
collateralized by the partnerships’ real estate	2012-2018	5.63%	293,771	296,991
Monmouth Mall (50.0% interest) mortgage note payable	02/14-09/15	5.32%	173,938	164,474
Wells/Kinzie Garage (50.0% interest) mortgage note payable	12/17	5.00%	14,792	15,022
Orleans Hubbard Garage (50.0% interest) mortgage note payable	12/17	5.00%	9,362	9,508
Waterfront Station (2.5% interest)	n/a	n/a	-	217,106
Other	Various	4.62%	663,162	418,339

(1)

On December 23, 2011, we acquired the 97.5% interest we did not already own in the Executive Tower. Accordingly, we consolidate the accounts of this property into our consolidated financial statements from the date of acquisition.

         Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities, was $37,531,298,000 and $40,443,346,000 as of December 31, 2011 and 2010, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $4,199,145,000 and $3,275,917,000 at December 31, 2011 and 2010, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Mezzanine Loans Receivable

As of December 31, 2011 and 2010, the carrying amount of mezzanine loans receivable was $133,948,000 and $202,412,000, respectively, net of allowances of $0 and $73,216,000, respectively.  These loans have a weighted average interest rate of 9.53% and maturities ranging from August 2014 to May 2016.

In the first quarter of 2011, we recognized $72,270,000 of income, representing the difference between the fair value of our 280 Park Avenue Mezzanine Loan of $73,750,000, and its carrying amount of $1,480,000.  The $72,270,000 of income, which is included in “interest and other investment income (loss), net” on our consolidated statement of income, is comprised of $63,145,000 from the reversal of the loan loss reserve and $9,125,000 of previously unrecognized interest income.  Our decision to reverse the loan loss reserve was based on the increase in value of the underlying collateral.  On March 16, 2011, we contributed this mezzanine loan to a 50/50 joint venture with SL Green (see Note 5 – Investments in Partially Owned Entities).

On March 2, 2011, we sold the Tharaldson Lodging Companies mezzanine loan, which had a carrying amount of $60,416,000, for $70,890,000 in cash and recognized a net gain of $10,474,000.  The gain is included as a component of “interest and other investment income (loss), net” on our consolidated statement of income.

 7.    Discontinued Operations

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, we have reclassified the revenues and expenses of properties and businesses sold or held for sale to “income (loss) from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of the properties below are included in “income (loss) from discontinued operations” on our consolidated statements of income.

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,200,000 that will be recognized in the first quarter of 2012.

On March 31, 2011, the receiver completed the disposition of the High Point Complex in North Carolina.  In connection therewith, the property and related debt were removed from our consolidated balance sheet and we recognized a net gain of $83,907,000 on the extinguishment of debt.

On January 12, 2011, we sold 1140 Connecticut Avenue and 1227 25th Street in Washington, DC, for $127,000,000 in cash, which resulted in a net gain of $45,862,000.

In 2011, we sold three retail properties in separate transactions for an aggregate of $40,990,000 in cash, which resulted in net gains of $5,761,000.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Discontinued Operations- continued

The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2011 and 2010, and their combined results of operations for the years ended December 31, 2011, 2010 and 2009.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	December 31,		December 31,
	2011	2010	2011	2010
350 West Mart Center	$173,780	$162,984	$6,361	$-
Retail properties	77,422	121,837	7,792	11,730
High Point	-	154,563	-	236,974
1227 25th Street	-	43,630	-	-
1140 Connecticut Avenue	-	36,271	-	18,948
Total	$251,202	$519,285	$14,153	$267,652

(Amounts in thousands)		For the Year Ended December 31,
		2011	2010	2009
Total revenues		$45,745	$82,917	$96,853
Total expenses		29,943	77,511	78,148
		15,802	5,406	18,705
Net gain on extinguishment of High Point debt		83,907	-	-
Net gain on sale of 1140 Connecticut Avenue
and 1227 25th Street		45,862	-	-
Net gain on sales of other real estate		5,761	2,506	45,284
Impairment losses and litigation loss accrual		(5,799)	(15,056)	(14,060)
Income (loss) from discontinued operations		$145,533	$(7,144)	$49,929

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of December 31, 2011 and 2010.

	Balance as of
	December 31,	December 31,
(Amounts in thousands)	2011	2010
Identified intangible assets:
Gross amount	$679,648	$681,270
Accumulated amortization	(359,944)	(335,113)
Net	$319,704	$346,157
Identified intangible liabilities (included in deferred credit):
Gross amount	$841,440	$856,689
Accumulated amortization	(374,253)	(335,317)
Net	$467,187	$521,372

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $62,442,000, $65,542,000 and $70,401,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$49,032
2013	44,373
2014	37,715
2015	34,590
2016	31,518

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $56,922,000, $59,674,000 and $63,691,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$46,572
2013	39,355
2014	21,002
2015	16,043
2016	13,507

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $1,377,000, $2,157,000 and $1,952,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2012 is as follows:

(Amounts in thousands)
2012	$1,377
2013	1,377
2014	1,377
2015	1,377
2016	1,377

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		December 31,	December 31,	December 31,
Notes and mortgages payable:	Maturity (1)	2011	2011	2010
Fixed rate:
New York Office:
350 Park Avenue(2)	01/12	5.48%	$430,000	$430,000
Two Penn Plaza (3)	03/18	5.13%	425,000	277,347
1290 Avenue of the Americas	01/13	5.97%	413,111	424,136
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
909 Third Avenue	04/15	5.64%	203,217	207,045
Eleven Penn Plaza(4)	n/a	n/a	-	199,320

Washington, DC Office:
Skyline Place(5)	02/17	5.74%	678,000	678,000
River House Apartments	04/15	5.43%	195,546	195,546
2121 Crystal Drive (6)	03/23	5.51%	150,000	-
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	108,423	110,931
West End 25 (7)	06/21	4.88%	101,671	-
Universal Buildings	04/14	6.44%	98,239	103,049
Reston Executive I, II, and III	01/13	5.57%	93,000	93,000
2011 Crystal Drive	08/17	7.30%	80,486	81,362
1550 and 1750 Crystal Drive	11/14	7.08%	76,624	79,411
220 20th Street (8)	02/18	4.61%	75,037	-
1235 Clark Street	07/12	6.75%	51,309	52,314
2231 Crystal Drive	08/13	7.08%	43,819	46,358
1750 Pennsylvania Avenue	06/12	7.26%	44,330	45,132
1225 Clark Street	08/13	7.08%	26,211	27,616
1800, 1851 and 1901 South Bell Street	n/a	n/a	-	10,099

Retail:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.21%	585,398	597,138
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	87,750	90,227
828-850 Madison Avenue Condominium	06/18	5.29%	80,000	80,000
North Bergen (Tonnelle Avenue) (9)	01/18	4.59%	75,000	-
Las Catalinas Mall	11/13	6.97%	55,912	57,737
510 5th Avenue	01/16	5.60%	31,732	32,189
Other	03/12-05/36	5.12%-7.30%	95,541	97,054

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000
Boston Design Center	09/15	5.02%	67,350	68,538
Washington Design Center	n/a	n/a	-	43,447

Other:
555 California Street (10)	09/21	5.10%	600,000	640,911
Borgata Land (11)	02/21	5.14%	60,000	-
Industrial Warehouses	n/a	n/a	-	24,358
Total fixed rate notes and mortgages payable		5.53%	$6,489,282	$6,248,841
___________________
See notes on page 150.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	December 31,	December 31,	December 31,
Notes and mortgages payable:	Maturity (1)	LIBOR	2011	2011	2010
Variable rate:
New York Office:
Eleven Penn Plaza(4)	01/19	L+235	2.60%	$330,000	$-
Manhattan Mall(12)	02/12	L+55	0.83%	232,000	232,000
866 UN Plaza (13)	05/16	L+125	1.69%	44,978	44,978
Washington, DC Office:
2101 L Street	02/13	L+120	1.50%	150,000	150,000
River House Apartments	04/18	n/a (14)	1.53%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	1.03%	53,344	59,278
1730 M and 1150 17th Street	06/14	L+140	1.69%	43,581	43,581
West End 25 (7)	n/a	n/a	n/a	-	95,220
220 20th Street (8)	n/a	n/a	n/a	-	83,573
Retail:
Green Acres Mall	02/13	L+140	1.67%	325,045	335,000
Bergen Town Center	03/13	L+150	1.93%	283,590	279,044
San Jose Strip Center	03/13	L+400	4.32%	112,476	120,863
Beverly Connection (15)	09/14	L+425 (15)	4.75%	100,000	100,000
4 Union Square South	04/14	L+325	3.69%	75,000	75,000
Cross-collateralized mortgages on 40 strip
shopping centers (16)	09/20	L+136 (16)	2.36%	60,000	60,000
435 Seventh Avenue (17)	08/14	L+300 (17)	5.00%	51,353	51,844
Other	11/12	L+375	4.02%	19,876	21,862
Other:
220 Central Park South	10/13	L+275	3.03%	123,750	123,750
Other	n/a	n/a	n/a	-	66,267
Total variable rate notes and mortgages payable			2.30%	2,068,993	2,006,260
Total notes and mortgages payable			4.75%	$8,558,275	$8,255,101

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,462	$499,296
Senior unsecured notes due 2039 (18)	10/39		7.88%	460,000	460,000
Senior unsecured notes due 2022(19)	01/22		5.00%	398,199	-
Floating rate senior unsecured notes due 2011	n/a		n/a	-	23,250
Senior unsecured notes due 2011	n/a		n/a	-	100,382
Total senior unsecured notes			5.70%	$1,357,661	$1,082,928

3.88% exchangeable senior debentures due 2025
(see page 152)	04/12		5.32%	$497,898	$491,000

Convertible senior debentures: (see page 152)
2.85% due 2027	04/12		5.45%	$10,168	$9,914
3.63% due 2026	n/a		n/a	-	176,499
Total convertible senior debentures (20)			5.45%	$10,168	$186,413

Unsecured revolving credit facilities:
$1.25 billion unsecured revolving credit facility
($22,085 reserved for outstanding letters of credit) (21)	06/16	L+135	-	$-	$205,000
$1.25 billion unsecured revolving credit facility (21)	11/16	L+125	1.48%	138,000	669,000
Total unsecured revolving credit facilities			1.48%	$138,000	$874,000
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

(2)

On January 9, 2012, we completed a $300,000 refinancing of this property. The five-year fixed rate loan bears interest at 3.75% and amortizes based on a 30-year schedule beginning in the third year. The proceeds of the new loan and $132,000 of existing cash were used to repay the existing loan and closing costs.

(3)

On February 11, 2011, we completed a $425,000 refinancing of this property. The seven-year loan bears interest at LIBOR plus 2.00%, which was swapped for the term of the loan to a fixed rate of 5.13%. The loan amortizes based on a 30-year schedule beginning in the fourth year. We retained net proceeds of approximately $139,000, after repaying the existing loan and closing costs.

(4)

On December 28, 2011, we completed a $330,000 refinancing of this property. The seven-year loan bears interest at LIBOR plus 2.35% and amortizes based on a 30-year schedule beginning in the fourth year.

(5)

In February 2012, we notified the lender that this property currently has a 26% vacancy rate, which is expected to increase due to scheduled lease expirations resulting primarily from the Base Realignment and Closure statute. Based on the projected vacancy and the significant amount of capital, time and effort to re-tenant this property, we requested that the mortgage loan be placed with the special servicer.

(6)

On February 10, 2011, we completed a $150,000 financing of this property. The 12-year fixed rate loan bears interest at 5.51% and amortizes based on a 30-year schedule beginning in the third year. This property was previously unencumbered.

(7)

On May 11, 2011, we repaid the outstanding balance of the variable-rate construction loan on this property and closed on a $101,671 mortgage at a fixed rate of 4.88%. The loan has a 10-year term and amortizes based on a 30-year schedule beginning in the sixth year.

(8)

On January 18, 2011, we repaid the outstanding balance of the variable-rate construction loan on this property and closed on a $76,100 mortgage at a fixed rate of 4.61%. The loan has a seven-year term and amortizes based on a 30-year schedule.

(9)

On January 10, 2011, we completed a $75,000 financing of this property. The seven-year fixed rate loan bears interest at 4.59% and amortizes based on a 25-year schedule beginning in the sixth year. This property was previously unencumbered.

(10)	On September 1, 2011, we completed a $600,000 refinancing of this property. The 10-year fixed rate loan bears interest at 5.10% and amortizes based on a 30-year schedule beginning in the fourth year.

(11)	On January 6, 2011, we completed a $60,000 financing of this property. The 10-year fixed rate loan bears interest at 5.14% and amortizes based on a 30-year schedule beginning in the third year.

(12)	We are currently in negotiations to refinance this loan and have extended its maturity date to March 9, 2012.

(13)	On May 10, 2011, we refinanced this loan for the same amount. The five-year interest only loan is at LIBOR plus 1.25%.

(14)	This loan bears interest at the Freddie Mac Reference Note Rate plus 1.53%.

(15)	This loan has a LIBOR floor of 0.50%.

(16)	This loan has a LIBOR floor of 1.00%.

(17)	This loan has a LIBOR floor of 2.00%.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt - continued

Notes to preceding tabular information (Amounts in thousands):

(18)	These notes may be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.
(19)

On November 30, 2011, we completed a public offering of $400,000 aggregate principal amount of 5.0%, ten-year senior unsecured notes and retained net proceeds of approximately $395,584. The notes were sold at 99.546% of their face amount to yield 5.057%.

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

(21)

In 2011, we renewed both of our unsecured revolving credit facilities aggregating $2,500,000. The first facility, which was renewed in June 2011, bears interest on drawn amounts at LIBOR plus 1.35% and has a 0.30% facility fee (drawn or undrawn). The second facility, which was renewed in November 2011, bears interest on drawn amounts at LIBOR plus 1.25% and has a 0.25% facility fee (drawn or undrawn). The LIBOR spread and facility fee on both facilities are based on our credit ratings. Both facilities mature in four years and have one-year extension options.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt – continued

       Pursuant to the provisions of ASC 470-20, Debt with Conversion and Other Options, below is a summary of required disclosures related to our convertible and exchangeable senior debentures.

	2.85% Convertible		3.63% Convertible		3.88% Exchangeable
(Amounts in thousands, except per share amounts)	Senior Debentures due 2027		Senior Debentures due 2026		Senior Debentures due 2025
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Balance Sheet:	2011	2010	2011	2010	2011	2010
Principal amount of debt component	$10,233	$10,233	$-	$179,052	$499,982	$499,982
Unamortized discount	(65)	(319)	-	(2,553)	(2,084)	(8,982)
Carrying amount of debt component	$10,168	$9,914	$-	$176,499	$497,898	$491,000
Carrying amount of equity component	$956	$956	$-	$9,604	$32,301	$32,301
Effective interest rate	5.45%	5.45%	n/a	5.32%	5.32%	5.32%
Maturity date (period through which
discount is being amortized)	4/1/12		n/a		4/15/12
Conversion price per share, as adjusted	$157.18		n/a		$87.17
Number of shares on which the
aggregate consideration to be
delivered upon conversion is
determined	- (1)		n/a		5,736
__________________

(1)

Our convertible senior debentures require that upon conversion, the entire principal amount is to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash or common shares. Based on the December 31, 2011 closing share price of our common shares and the conversion price in the table above, there was no excess value; accordingly, no common shares would be issued if these securities were settled on this date. The number of common shares on which the aggregate consideration that would be delivered upon conversion is 65 common shares.

(Amounts in thousands)	For the Year Ended December 31,
Income Statement:	2011	2010	2009
2.85% Convertible Senior Debentures due 2027:
Coupon interest	$292	$553	$33,743
Discount amortization – original issue	45	80	4,596
Discount amortization – ASC 470-20 implementation	209	374	21,514
	$546	$1,007	$59,853

3.63% Convertible Senior Debentures due 2026:
Coupon interest	$5,674	$13,015	$32,654
Discount amortization – original issue	694	1,520	3,606
Discount amortization – ASC 470-20 implementation	1,859	4,069	9,651
	$8,227	$18,604	$45,911

3.88% Exchangeable Senior Debentures due 2025:
Coupon interest	$19,374	$19,374	$19,428
Discount amortization – original issue	1,628	1,544	1,464
Discount amortization – ASC 470-20 implementation	5,270	4,999	4,741
	$26,272	$25,917	$25,633

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt – continued

        The net carrying amount of properties collateralizing the notes and mortgages payable amounted to $10.4 billion at December 31, 2011.  As of December 31, 2011, the principal repayments required for the next five years and thereafter are as follows:

		Senior Unsecured
		Debt and
(Amounts in thousands)	Notes and	Revolving Credit
Year Ending December 31,	Mortgages Payable	Facilities
2012	$828,404	$-
2013	1,741,750	-
2014	495,098	-
2015	538,159	500,000
2016	1,576,394	138,000
Thereafter	3,366,770	860,000

We may refinance our maturing debt as it comes due or choose to repay it.

10.    Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets represent Operating Partnership units held by third parties and are comprised of Class A units and Series D-10, D-14, D-15 and D-16 (collectively, “Series D”) cumulative redeemable preferred units.  Class A units may be tendered for redemption to the Operating Partnership for cash; we, at our option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis.  Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder.  Below are the details of Operating Partnership units held by third-parties that are included in “redeemable noncontrolling interests” as of December 31, 2011 and 2010.

(Amounts in thousands, except units and						Preferred or
per unit amounts)	Balance as of		Units Outstanding at		Per Unit	Annual
	December 31,		December 31,		Liquidation	Distribution
Unit Series	2011	2010	2011	2010	Preference	Rate
Common:
Class A	$934,677	$1,066,974	12,160,771	12,804,202	N/A	$2.76

Perpetual Preferred: (1)
7.00% D-10 Cumulative Redeemable	$80,000	$80,000	3,200,000	3,200,000	$25.00	$1.75
6.75% D-14 Cumulative Redeemable	100,000	100,000	4,000,000	4,000,000	$25.00	$1.6875
6.875% D-15 Cumulative Redeemable	45,000	45,000	1,800,000	1,800,000	$25.00	$1.71875
5.00% D-16 Cumulative Redeemable	1,000	1,000	1	1	$1,000,000.00	$50,000.00
7.20% D-11 Cumulative Redeemable(2)	-	35,000	-	1,400,000	$25.00	$1.80
	$226,000	$261,000	9,000,001	10,400,001
__________________________________
(1)

Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; we, at our option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at our option at any time.

(2)	In 2011, we redeemed all of the outstanding Series D-11 cumulative redeemable preferred units for $20.00 per unit in cash, or $28,000 in the aggregate.

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

(Amounts in thousands)
Balance at December 31, 2009	$1,251,628
Net income	55,228
Distributions	(53,515)
Conversion of Class A units into common shares, at redemption value	(126,764)
Adjustment to carry redeemable Class A units at redemption value	191,826
Redemption of Series D-12 redeemable units	(13,000)
Other, net	22,571
Balance at December 31, 2010	1,327,974
Net income	55,912
Distributions	(50,865)
Conversion of Class A units into common shares, at redemption value	(64,830)
Adjustment to carry redeemable Class A units at redemption value	(98,092)
Redemption of Series D-11 redeemable units	(28,000)
Other, net	18,578
Balance at December 31, 2011	$1,160,677

Redeemable noncontrolling interests exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $54,865,000 and $55,097,000 as of December 31, 2011 and 2010, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    Shareholders’ Equity

Preferred Shares

The following table sets forth the details of our preferred shares of beneficial interest as of December 31, 2011 and 2010.

(Amounts in thousands, except share and per share amounts)
	Balance as of		Shares Outstanding at		Per Share
	December 31,		December 31,		Liquidation	Distribution
Preferred Shares	2011	2010	2011	2010	Preference	Rate
6.5% Series A: authorized 5,750,000 shares	$1,787	$2,057	36,709	40,009	$50.00	$3.25
7.0% Series E: authorized 3,450,000 shares	72,248	72,248	3,000,000	3,000,000	$25.00	$1.75
6.75% Series F: authorized 6,000,000 shares	144,720	144,720	6,000,000	6,000,000	$25.00	$1.6875
6.625% Series G: authorized 9,200,000 shares	193,135	193,135	8,000,000	8,000,000	$25.00	$1.656
6.75% Series H: authorized 4,600,000 shares	108,549	108,549	4,500,000	4,500,000	$25.00	$1.6875
6.625% Series I: authorized 12,050,000 shares	262,379	262,379	10,800,000	10,800,000	$25.00	$1.656
6.875% Series J: authorized 9,850,000 shares	238,842	-	9,850,000	-	$25.00	$1.71875
	$1,021,660	$783,088	42,186,709	32,340,009

On April 20, 2011, we sold 7,000,000 6.875% Series J Cumulative Redeemable Preferred Shares at a price of $25.00 per share, in an underwritten public offering pursuant to an effective registration statement.  On April 21, 2011, the underwriters exercised their option to purchase an additional 1,050,000 shares to cover over-allotments.  On May 5, 2011 and August 5, 2011 we sold an additional 800,000 and 1,000,000 shares, respectively, at a price of $25.00 per share.  We retained aggregate net proceeds of $238,842,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 9,850,000 Series J Preferred Units (with economic terms that mirror those of the Series J Preferred Shares).  Dividends on the Series J Preferred Shares are cumulative and payable quarterly in arrears.  The Series J Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we, at our option, may redeem the Series J Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series J Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

Series A Convertible Preferred Shares of Beneficial Interest

Holders of Series A Preferred Shares of beneficial interest are entitled to receive dividends in an amount equivalent to $3.25 per annum per share.  These dividends are cumulative and payable quarterly in arrears.  The Series A Preferred Shares are convertible at any time at the option of their respective holders at a conversion rate of 1.4334 common shares per Series A Preferred Share, subject to adjustment in certain circumstances. In addition, upon the satisfaction of certain conditions we, at our option, may redeem the Series A Preferred Shares at a current conversion rate of 1.4334 common shares per Series A Preferred Share, subject to adjustment in certain circumstances. At no time will the Series A Preferred Shares be redeemable for cash.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income was $73,729,000 and $73,453,000 as of December 31, 2011 and 2010, respectively, and primarily consists of (i) accumulated unrealized gains from the mark-to-market of marketable securities classified as available-for-sale, (ii) our pro rata share of other comprehensive income of non-consolidated subsidiaries and (iii) changes in the value of our interest rate swap.

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

Fair Value Measurements on a Recurring Basis

Financial assets and liabilities that are measured at fair value on a recurring basis in our consolidated financial statements consist of (i) marketable securities, (ii) derivative positions in marketable equity securities, (iii) the assets of our deferred compensation plan, which are primarily marketable equity securities and equity investments in limited partnerships, (iv) Real Estate Fund investments, and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at December 31, 2011 and 2010, respectively.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$741,321	$741,321	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	346,650	-	-	346,650
Deferred compensation plan assets (included in other assets)	95,457	39,236	-	56,221
Derivative positions in marketable equity securities
(included in other assets)	30,600	-	30,600	-
Total assets	$1,214,028	$780,557	$30,600	$402,871

Mandatorily redeemable instruments (included in other liabilities)	$54,865	$54,865	$-	$-

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$766,116	$766,116	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	144,423	-	-	144,423
Deferred compensation plan assets (included in other assets)	91,549	43,699	-	47,850
Derivative positions in marketable equity securities
(included in other assets)	17,616	-	17,616	-
Total assets	$1,019,704	$809,815	$17,616	$192,273

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-

The table below summarizes the changes in the fair value of the Level 3 assets above for the years ended December 31, 2011 and 2010.

	Real Estate Fund Investments		Deferred Compensation Plan Assets
	For The Year Ended December 31,		For The Year Ended December 31,
(Amounts in thousands)	2011	2010	2011	2010
Beginning balance	$144,423	$-	$47,850	$39,589
Purchases	248,803	144,423	25,692	17,006
Sales	(48,355)	-	(18,801)	(12,320)
Realized and unrealized gains	17,386	-	1,232	3,527
Other, net	(15,607)	-	248	48
Ending balance	$346,650	$144,423	$56,221	$47,850

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Fair Value Measurements - continued

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis in our consolidated financial statements consist of real estate assets and investments in partially owned entities that have been written-down to estimated fair value during 2011 and 2010.  See Note 2 – Basis of Presentation and Significant Accounting Policies for details of impairment losses recognized during 2011 and 2010.  The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  Generally, we consider multiple valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$62,033	$-	$-	$62,033

	As of December 31, 2010
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$381,889	$-	$-	$381,889
Investments in partially owned entities	11,413	-	-	11,413

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value in our consolidated financial statements include mezzanine loans receivable and debt.  Estimates of the fair values of these instruments are based on our assessments of available market information and valuation methodologies, including discounted cash flow analyses.  The table below summarizes the carrying amounts and fair values of these financial instruments as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Mezzanine loans receivable	$133,948	$128,581	$202,412	$197,581
Debt:
Notes and mortgages payable	$8,558,275	$8,685,619	$8,255,101	$8,446,791
Senior unsecured notes	1,357,661	1,426,406	1,082,928	1,119,512
Exchangeable senior debentures	497,898	509,982	491,000	554,355
Convertible senior debentures	10,168	10,220	186,413	191,510
Revolving credit facility debt	138,000	138,000	874,000	874,000
	$10,562,002	$10,770,227	$10,889,442	$11,186,168

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation

 Our Share Option Plan (the “Plan”), which was approved in May 2010, provides the Compensation Committee of the Board (the “Committee”) the ability to grant certain of our employees and officers, incentive and non-qualified stock options, stock appreciation rights, performance shares, restricted shares and other stock-based awards and Operating Partnership units, certain of which may provide for dividends or dividend equivalents and voting rights prior to vesting.  Awards may be granted up to a maximum of 6,000,000 shares, if all awards granted are Full Value Awards, as defined, and up to 12,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined.  Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities.  Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price.  This means, for example, if the Committee were to award only restricted shares, it could award up to 6,000,000 restricted shares.  On the other hand, if the Committee were to award only stock options, it could award options to purchase up to 12,000,000 shares (at the applicable exercise price).  The Committee may also issue any combination of awards under the Plan, with reductions in availability of future awards made in accordance with the above limitations.  As of December 31, 2011, we have approximately 5,582,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.

In the years ended December 31, 2011, 2010 and 2009, we recognized an aggregate of $28,853,000, $34,614,000 and $59,814,000, respectively, of stock-based compensation expense, which is included as a component of “general and administrative expenses” on our consolidated statements of income.  The year ended December 31, 2010 includes $2,800,000 of expense resulting from accelerating the vesting of certain Operating Partnership units and 2006 out-performance plan units, which were scheduled to fully vest in the first quarter of 2011, and the year ended December 31, 2009 includes $32,588,000 of expense, representing the write-off of the unamortized portion of awards that were voluntarily surrendered by nine of our most senior executives in the first quarter of 2009.

Out-Performance Plans

In March 2008, the Committee approved a $75,000,000 out-performance plan (the “2008 OPP”).  The fair value of the 2008 OPP awards on the date of grant, as adjusted for estimated forfeitures, was approximately $21,600,000.  Of this amount, $13,722,000 was expensed in the first quarter of 2009 upon the voluntary surrender of these awards by our nine most senior executives, and the remainder is being amortized into expense over a five-year vesting period beginning on the date of grant, using a graded vesting attribution model.

In April 2006, the Committee approved a $100,000,000 out-performance plan (the “2006 OPP”).  The fair value of the 2006 OPP awards on the date of grant, as adjusted for estimated forfeitures, was approximately $46,141,000 and was amortized into expense over the five-year vesting period beginning on the date of grant, using a graded vesting attribution model.  In January 2007, the maximum performance threshold under the 2006 OPP was achieved, concluding the performance period.

In the years ended December 31, 2011, 2010 and 2009, we recognized $740,000, $5,062,000 and $23,493,000, respectively, of compensation expense related to these awards.  Of the $23,493,000 of expense recognized in 2009, $13,722,000 related to the write-off of the unamortized portion of 2008 OPP that was voluntarily surrendered by nine of our most senior executives.  As of December 31, 2011, there was $510,000 of total unrecognized compensation costs related to these plans, which will be recognized in 2012.  Distributions paid on unvested OPP units are charged to “net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions” on our consolidated statements of income and amounted to $32,000, $815,000 and $1,935,000 in 2011, 2010 and 2009, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation – continued

Stock Options

Stock options are granted at an exercise price equal to the average of the high and low market price of our common shares on the NYSE on the date of grant, generally vest over four years and expire 10 years from the date of grant.  Compensation expense related to stock option awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2011, 2010 and 2009, we recognized $8,794,000, $7,916,000 and $25,911,000, respectively, of compensation expense related to stock options that vested during each year.  Of the $25,911,000 of expense recognized in 2009, $18,866,000 related to the voluntary surrender of awards in 2009.  As of December 31, 2011, there was $20,398,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

Below is a summary of our stock option activity under the Plan for the year ended December 31, 2011.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2011	5,488,880	$56.89
Granted	534,168	91.70
Exercised	(1,173,875)	47.14
Cancelled or expired	(378,178)	81.02
Outstanding at December 31, 2011	4,470,995	$61.56	5.5	$87,889,000
Options vested and expected to vest at
December 31, 2011	4,439,486	$61.38	5.5	$87,651,000
Options exercisable at December 31, 2011	2,395,763	$57.20	3.4	$56,181,000

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2011, 2010 and 2009.

December 31,
	2011	2010	2009
Expected volatility	35.00%	35.00%	28.00%
Expected life	7.1 years	7.90 years	7.00 years
Risk free interest rate	2.90%	3.60%	2.30%
Expected dividend yield	4.40%	4.90%	4.60%

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $21.42, $16.96 and $5.67, respectively.  Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $23,736,000, $25,338,000 and $1,749,000, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $39,348,000, $60,923,000 and $62,139,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation - continued

Restricted Stock

Restricted stock awards are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant and generally vest over four years.  Compensation expense related to restricted stock awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2011, 2010 and 2009, we recognized $1,814,000, $1,432,000 and $2,063,000, respectively, of compensation expense related to restricted stock awards that vested during each year.  As of December 31, 2011, there was $3,567,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.  Dividends paid on unvested restricted stock are charged directly to retained earnings and amounted to $185,000, $115,000 and $161,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Below is a summary of our restricted stock activity under the Plan for the year ended December 31, 2011.

		Weighted-Average
		Grant-Date
Unvested Shares	Shares	Fair Value
Unvested at January 1, 2011	75,548	$78.60
Granted	11,362	91.70
Vested	(24,384)	83.31
Cancelled or expired	(1,298)	72.30
Unvested at December 31, 2011	61,228	79.28

Restricted stock awards granted in 2011, 2010 and 2009 had a fair value of $1,042,000, $3,922,000 and $496,000, respectively.  The fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $2,031,000, $2,186,000 and $3,272,000, respectively.

Restricted Operating Partnership Units (“OP Units”)

OP Units are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined.  Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model.  In the years ended December 31, 2011, 2010 and 2009, we recognized $17,505,000, $20,204,000 and $8,347,000, respectively, of compensation expense related to OP Units that vested during each year.  As of December 31, 2011, there was $18,903,000 of total remaining unrecognized compensation cost related to unvested OP Units, which is expected to be recognized over a weighted-average period of 1.5 years.  Distributions paid on unvested OP Units are charged to “net income attributable to noncontrolling interests in the Operating Partnership, including unit distributions” on our consolidated statements of income and amounted to $2,567,000, $2,285,000 and $1,583,000 in 2011, 2010 and 2009, respectively.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2011.

		Weighted-Average
		Grant-Date
Unvested Units	Units	Fair Value
Unvested at January 1, 2011	720,457	$56.78
Granted	217,740	86.00
Vested	(175,462)	58.47
Cancelled or expired	(63,076)	58.50
Unvested at December 31, 2011	699,659	65.29

OP Units granted in 2011, 2010 and 2009 had a fair value of $18,727,000, $31,437,000 and $10,691,000, respectively.  The fair value of OP Units that vested during the years ended December 31, 2011, 2010 and 2009 was $10,260,000, $14,087,000 and $4,020,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Year Ended December 31,
	2011	2010	2009
BMS cleaning fees	$61,754	$58,053	$53,824
Management and leasing fees	20,103	20,117	11,456
Lease termination fees	16,395	14,826	4,886
Other income	52,102	54,362	85,160	(1)
	$150,354	$147,358	$155,326

(1)

In December 2009, an agreement to sell an 8.6 acre parcel of land in the Pentagon City area of Arlington, Virginia, was terminated and we recognized $27,089 of income representing the buyer's non-refundable purchase deposit, which is included in other income.

          Fee and other income above includes management fee income from Interstate Properties, a related party, of $787,000, $815,000, and $782,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  The above table excludes fee income from partially owned entities which is included in income from partially owned entities (see Note 5 – Investments in Partially Owned Entities).

15.     Interest and Other Investment Income (Loss), Net

          The following table sets forth the details of our interest and other investment income (loss):

(Amounts in thousands)	For the Year Ended December 31,
	2011	2010	2009
Mezzanine loans loss reversal (accrual) and net gain on disposition	$82,744	$53,100	$(190,738)
Dividends and interest on marketable securities	29,587	25,772	25,908
Interest on mezzanine loans	14,023	10,319	32,181
Income from the mark-to-market of J.C. Penney derivative position	12,984	130,153	-
Mark-to-market of investments in our deferred compensation plan (1)	1,658	8,049	9,506
Impairment losses on marketable equity securities	-	-	(3,361)
Other, net	7,830	7,922	10,154
	$148,826	$235,315	$(116,350)

__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

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

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$525,584	$655,053	$59,655
Income (loss) from discontinued operations, net of income attributable to noncontrolling
interests	136,718	(7,170)	46,514
Net income attributable to Vornado	662,302	647,883	106,169
Preferred share dividends	(65,531)	(55,534)	(57,076)
Discount on preferred share and unit redemptions	5,000	4,382	-
Net income attributable to common shareholders	601,771	596,731	49,093
Earnings allocated to unvested participating securities	(221)	(120)	(184)
Numerator for basic income per share	601,550	596,611	48,909
Impact of assumed conversions:
Convertible preferred share dividends	124	160	-
Numerator for diluted income per share	$601,674	$596,771	$48,909

Denominator:
Denominator for basic income per share –
weighted average shares	184,308	182,340	171,595
Effect of dilutive securities (1):
Employee stock options and restricted share awards	1,658	1,748	1,908
Convertible preferred shares	55	71	-
Denominator for diluted income per share –
weighted average shares and assumed conversions	186,021	184,159	173,503

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$2.52	$3.31	$0.01
Income (loss) from discontinued operations, net	0.74	(0.04)	0.27
Net income per common share	$3.26	$3.27	$0.28

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$2.50	$3.28	$0.01
Income (loss) from discontinued operations, net	0.73	(0.04)	0.27
Net income per common share	$3.23	$3.24	$0.28

(1)

The effect of dilutive securities in the years ended December 31, 2011, 2010 and 2009 excludes an aggregate of 18,896, 19,684 and 21,276 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases provide for pass-through to tenants the tenant’s share of real estate taxes, insurance and maintenance. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2011, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, is as follows:

(Amounts in thousands)
Year Ending December 31:
2012	$1,807,885
2013	1,718,403
2014	1,609,279
2015	1,425,804
2016	1,232,154
Thereafter	6,045,584

These amounts do not include percentage rentals based on tenants’ sales.  These percentage rents approximated $8,482,000, $7,912,000 and $8,394,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2011, 2010 and 2009.

Former Bradlees Locations

Pursuant to a Master Agreement and Guaranty, dated May 1, 1992, we are due $5,000,000 per annum of additional rent from Stop & Shop which was allocated to certain Bradlees former locations.  On December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, we reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop.  Stop & Shop is contesting our right to reallocate and claims that we are no longer entitled to the additional rent.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent (see Note 20 – Commitments and Contingencies – Litigation).  As of December 31, 2011, we have a $41,983,000 receivable from Stop and Shop.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  Leases - continued

As lessee:

We are a tenant under operating leases for certain properties.  These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2011 are as follows:

(Amounts in thousands)
Year Ending December 31:
2012	$31,472
2013	31,666
2014	31,945
2015	30,596
2016	26,470
Thereafter	1,037,730

Rent expense was $37,177,000, $36,417,000 and $35,011,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

We are also a lessee under capital leases for real estate.  Lease terms generally range from 5-20 years with renewal or purchase options.  Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property.  Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease, whichever is shorter.  Amortization expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income.  As of December 31, 2011, future minimum lease payments under capital leases are as follows:

(Amounts in thousands)
Year Ending December 31:
2012	$707
2013	706
2014	707
2015	706
2016	707
Thereafter	16,014
Total minimum obligations	19,547
Interest portion	(12,876)
Present value of net minimum payments	$6,671

At December 31, 2011 and 2010, $6,671,000 and $6,714,000, respectively, representing the present value of net minimum payments are included in “Other Liabilities” on our consolidated balance sheets.  At December 31, 2011 and 2010, property leased under capital leases had a total cost of $6,216,000 and $6,216,000, respectively, and accumulated depreciation of $2,184,000 and $2,029,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  Cleveland Medical Mart Development Project

       In 2010, two of our wholly owned subsidiaries entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County is funding the development of the Facility, using the proceeds it received from the issuance of general obligation bonds and other sources, up to the development budget of $465,000,000 and maintain effective control of the property.  During the 17-year development and operating period, our subsidiaries will receive net settled payments of approximately $10,000,000 per year, which are net of its $36,000,000 annual obligation to the County.  Our subsidiaries’ obligation has been pledged by the County to the bondholders, but is payable by our subsidiaries only to the extent that they first receive at least an equal payment from the County.  Our subsidiaries engaged a contractor to construct the Facility pursuant to a guaranteed maximum price contract; although our subsidiaries are ultimately responsible for cost overruns, the contractor is responsible for all costs incurred in excess of its contract and has provided a completion guaranty.  Construction of the Facility is expected to be completed in 2013.  Upon completion, our subsidiaries are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, of the Facility.  The County may terminate the operating agreement five years from the completion of development and periodically thereafter, if our subsidiaries fail to achieve certain performance thresholds.

       We account for these agreements using criteria set forth in ASC 605-25, Multiple-Element Arrangements, as our subsidiaries are providing development, marketing, leasing, and other property management related services over the 17-year term.  We recognize development fees using the percentage of completion method of accounting.  In the year ended December 31, 2011, we recognized $154,080,000 of revenue, which is offset by development costs expensed of $145,824,000.

19.  Multiemployer Benefit Plans

Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2011, our subsidiaries' participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2011, 2010 and 2009, our subsidiaries contributed $10,168,000, $9,629,000 and $9,260,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2011, 2010 and 2009.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2011, 2010 and 2009, our subsidiaries contributed $23,847,000, $21,664,000 and $20,949,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Commitments and Contingencies

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism, including nuclear, biological, chemical and radiological (“NBCR”) acts, as defined by Terrorism Risk Insurance Program Reauthorization Act.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  Coverage for NBCR losses is up to $2.0 billion per occurrence, for which PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss and the Federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss borne by PPIC.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2011, the aggregate dollar amount of these guarantees and master leases is approximately $283,625,000.

At December 31, 2011, $22,085,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

We expect to fund additional capital to certain of our partially owned entities aggregating approximately $288,799,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Commitments and Contingencies - continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 of annual rent from Stop & Shop pursuant to the Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.   After summary judgment motions by both sides were denied, the parties conducted discovery.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we have a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  The amount for attorneys’ fees is being addressed in a proceeding before a special referee.  Stop & Shop has appealed the Court’s decision and the judgment and has posted a bond to secure payment of the judgment.  On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.

As of December 31, 2011, we have a $41,983,000 receivable from Stop and Shop, excluding amounts due to us for interest and costs resulting from the Court’s judgment.  In the fourth quarter of 2011, based on the Court’s decision, we recognized $23,521,000 of income, representing the portion of the $41,983,000 receivable that was previously reserved.  As a result of Stop & Shop’s appeal, we believe, after consultation with counsel, that the maximum reasonably possible loss is up to the total amount of the receivable of $41,983,000.

21.  Related Party Transactions

Alexander’s

We own 32.4% of Alexander’s. Steven Roth, the Chairman of our Board, and Michael D. Fascitelli, our President and Chief Executive Officer, are officers and directors of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 5 - Investments in Partially Owned Entities.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2011, Interstate and its partners beneficially owned an aggregate of approximately 6.3% of the common shares of beneficial interest of Vornado and 27.2% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us. We earned $787,000, $815,000, and $782,000 of management fees under the agreement for the years ended December 31, 2011, 2010 and 2009.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  Related Party Transactions - continued

Other

Upon maturity on December 23, 2011, Steven Roth, the Chairman of our Board of Trustees, repaid the Company his $13,122,500 outstanding loan.  Pursuant to a credit agreement dated November 1999, Mr. Roth may draw up to $15,000,000 of loans from the Company on a revolving basis.  Each loan bears interest, payable quarterly, at the applicable Federal rate on the date the loan is made and matures on the sixth anniversary of such loan.  Loans are collateralized by assets with a value of not less than two times the amount outstanding.  On December 23, 2011, Mr. Roth borrowed $13,122,500 under this facility, which bears interest at 1.27% per annum and matures on December 23, 2017.

22.  Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2011 and 2010:

			Net Income
			Attributable	Net Income Per
			to Common	Common Share (2)
(Amounts in thousands, except per share amounts)		Revenues	Shareholders (1)	Basic	Diluted
2011
	December 31	$741,815	$69,508	$0.38	$0.37
	September 30	727,343	41,135	0.22	0.22
	June 30	719,624	91,913	0.50	0.49
	March 31	726,883	399,215	2.17	2.12

2010
	December 31	$702,836	$243,414	$1.33	$1.31
	September 30	687,125	95,192	0.52	0.52
	June 30	674,192	57,840	0.32	0.31
	March 31	676,528	200,285	1.10	1.09
_______________________________

(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses, mark-to-market of derivative instruments, net gains on sale of real estate and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.    Segment Information

        The financial information summarized below is presented by reportable operating segment, consistent with how we review and manage our businesses.

(Amounts in thousands)	For the Year Ended December 31, 2011
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$2,157,938	$783,438	$558,256	$424,646	$208,059	$-	$183,539
Straight-line rent adjustments	41,431	25,720	(721)	16,319	(2,680)	-	2,793
Amortization of acquired below-
market leases, net	62,442	31,547	2,088	23,751	38	-	5,018
Total rentals	2,261,811	840,705	559,623	464,716	205,417	-	191,350
Tenant expense reimbursements	349,420	140,038	36,849	150,338	11,602	-	10,593
Cleveland Medical Mart development
project	154,080	-	-	-	154,080	-	-
Fee and other income:
BMS cleaning fees	61,754	95,452	-	-	-	-	(33,698)
Management and leasing fees	20,103	7,394	12,361	3,071	342	-	(3,065)
Lease termination fees	16,395	11,539	3,794	767	295	-	-
Other	52,102	22,189	20,650	5,966	3,558	-	(261)
Total revenues	2,915,665	1,117,317	633,277	624,858	375,294	-	164,919
Operating expenses	1,091,597	485,731	200,677	205,385	132,470	-	67,334
Depreciation and amortization	553,811	186,765	160,729	114,360	41,094	-	50,863
General and administrative	209,981	18,815	26,380	28,098	29,996	-	106,692
Cleveland Medical Mart development
project	145,824	-	-	-	145,824	-	-
Tenant buy-outs, impairment losses and
other acquisition related costs	58,299	-	-	24,146	28,228	-	5,925
Total expenses	2,059,512	691,311	387,786	371,989	377,612	-	230,814
Operating income (loss)	856,153	426,006	245,491	252,869	(2,318)	-	(65,895)
Income applicable to Toys	48,540	-	-	-	-	48,540	-
Income (loss) from partially owned
entities	71,770	(12,559)	(6,381)	4,006	455	-	86,249
Income from Real Estate Fund	22,886	-	-	-		-	22,886
Interest and other investment					-
income (loss), net	148,826	642	199	(29)	43	-	147,971
Interest and debt expense	(544,015)	(138,336)	(120,724)	(91,895)	(36,873)	-	(156,187)
Net gain on disposition of wholly
owned and partially owned assets	15,134	-	-	4,278	-	-	10,856
Income (loss) before income taxes	619,294	275,753	118,585	169,229	(38,693)	48,540	45,880
Income tax expense	(24,827)	(2,084)	(2,927)	(34)	(2,237)	-	(17,545)
Income (loss) from continuing
operations	594,467	273,669	115,658	169,195	(40,930)	48,540	28,335
Income from discontinued operations	145,533	563	46,466	4,000	94,504	-	-
Net income	740,000	274,232	162,124	173,195	53,574	48,540	28,335
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(21,786)	(10,042)	-	237	-	-	(11,981)
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(55,912)	-	-	-	-	-	(55,912)
Net income (loss) attributable to
Vornado	662,302	264,190	162,124	173,432	53,574	48,540	(39,558)
Interest and debt expense(2)	797,920	150,627	134,270	96,644	40,916	157,135	218,328
Depreciation and amortization(2)	777,421	201,122	181,560	117,716	46,725	134,967	95,331
Income tax expense (benefit)(2)	4,812	2,204	3,123	34	2,237	(1,132)	(1,654)
EBITDA(1)	$2,242,455	$618,143	$481,077	$387,826	$143,452	$339,510	$272,447

Balance Sheet Data:
Real estate at cost	$17,627,011	$5,554,964	$4,373,361	$4,828,536	$963,811	$-	$1,906,339
Investments in partially owned entities	1,740,459	355,499	113,536	13,264	3,589	506,809	747,762
Total assets	20,446,487	6,244,822	4,150,140	4,438,198	1,226,084	506,809	3,880,434

See notes on page 173.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2010
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$2,099,158	$773,996	$566,041	$390,068	$199,323	$-	$169,730
Straight-line rent adjustments	73,007	34,197	5,849	28,604	382	-	3,975
Amortization of acquired below-
market leases, net	65,542	36,164	2,326	21,470	(75)	-	5,657
Total rentals	2,237,707	844,357	574,216	440,142	199,630	-	179,362
Tenant expense reimbursements	355,616	137,412	51,963	144,224	11,059	-	10,958
Fee and other income:
BMS cleaning fees	58,053	88,664	-	-	-	-	(30,611)
Management and leasing fees	20,117	6,192	15,934	1,029	156	-	(3,194)
Lease termination fees	14,826	4,270	1,148	7,641	467	-	1,300
Other	54,362	22,283	21,427	3,674	3,838	-	3,140
Total revenues	2,740,681	1,103,178	664,688	596,710	215,150	-	160,955
Operating expenses	1,082,844	469,495	213,935	220,090	114,161	-	65,163
Depreciation and amortization	522,022	176,534	142,720	108,156	40,130	-	54,482
General and administrative	213,949	18,578	25,464	29,610	26,720	-	113,577
Tenant buy-outs, impairment losses and
other acquisition related costs	129,458	-	-	72,500	20,000	-	36,958
Total expenses	1,948,273	664,607	382,119	430,356	201,011	-	270,180
Operating income (loss)	792,408	438,571	282,569	166,354	14,139	-	(109,225)
Income applicable to Toys	71,624	-	-	-	-	71,624	-
Income (loss) from partially owned
entities	22,438	(6,354)	(564)	9,401	(179)	-	20,134
(Loss) from Real Estate Fund	(303)	-	-	-	-	-	(303)
Interest and other investment
income, net	235,315	608	157	180	47	-	234,323
Interest and debt expense	(560,052)	(132,279)	(130,540)	(85,063)	(37,932)	-	(174,238)
Net gain (loss) on extinguishment
of debt	94,789	-	-	105,571	-	-	(10,782)
Net gain on disposition of wholly
owned and partially owned assets	81,432	-	54,742	-	765	-	25,925
Income (loss) before income taxes	737,651	300,546	206,364	196,443	(23,160)	71,624	(14,166)
Income tax expense	(22,476)	(2,167)	(1,816)	(37)	(173)	-	(18,283)
Income (loss) from continuing
operations	715,175	298,379	204,548	196,406	(23,333)	71,624	(32,449)
(Loss) income from discontinued
operations	(7,144)	168	(4,481)	2,453	(5,284)	-	-
Net income (loss)	708,031	298,547	200,067	198,859	(28,617)	71,624	(32,449)
Less:
Net (income) loss attributable to
noncontrolling interests in
consolidated subsidiaries	(4,920)	(9,559)	-	(778)	-	-	5,417
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(55,228)	-	-	-	-	-	(55,228)
Net income (loss) attributable to
Vornado	647,883	288,988	200,067	198,081	(28,617)	71,624	(82,260)
Interest and debt expense(2)	828,082	126,209	136,174	92,653	61,379	177,272	234,395
Depreciation and amortization(2)	729,426	170,505	159,283	114,335	51,064	131,284	102,955
Income tax (benefit) expense (2)	(23,036)	2,167	2,027	37	232	(45,418)	17,919
EBITDA(1)	$2,182,355	$587,869	$497,551	$405,106	$84,058	$334,762	$273,009

Balance Sheet Data:
Real estate at cost	$17,387,701	$5,505,010	$4,237,438	$4,782,697	$970,417	$-	$1,892,139
Investments in partially owned entities	1,375,006	97,743	149,295	11,831	4,183	447,334	664,620
Total assets	20,517,471	5,743,781	3,872,209	4,284,871	1,435,714	447,334	4,733,562

See notes on page 173.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2009
		New York	Washington, DC		Merchandise
	Total	Office	Office	Retail	Mart	Toys	Other(3)
Property rentals	$1,989,169	$757,372	$526,683	$354,397	$191,485	$-	$159,232
Straight-line rent adjustments	89,405	36,832	22,683	26,943	2,478	-	469
Amortization of acquired below-
market leases, net	70,401	39,474	3,452	22,095	89	-	5,291
Total rentals	2,148,975	833,678	552,818	403,435	194,052	-	164,992
Tenant expense reimbursements	351,290	136,368	60,620	132,385	12,079	-	9,838
Fee and other income:
BMS cleaning fees	53,824	75,549	-	-	-	-	(21,725)
Management and leasing fees	11,456	4,211	8,183	1,731	88	-	(2,757)
Lease termination fees	4,886	1,840	2,224	464	219	-	139
Other	85,160	18,868	47,745	2,565	7,528	-	8,454
Total revenues	2,655,591	1,070,514	671,590	540,580	213,966	-	158,941
Operating expenses	1,050,545	451,977	220,333	200,457	113,078	-	64,700
Depreciation and amortization	519,534	173,433	142,415	99,217	41,587	-	62,882
General and administrative	230,584	22,662	26,205	30,339	30,749	-	120,629
Tenant buy-outs, impairment losses and
other acquisition related costs	73,763	-	24,875	9,589	-	-	39,299
Total expenses	1,874,426	648,072	413,828	339,602	185,414	-	287,510
Operating income (loss)	781,165	422,442	257,762	200,978	28,552	-	(128,569)
Income applicable to Toys	92,300	-	-	-	-	92,300	-
(Loss) income from partially owned
entities	(19,910)	5,817	4,850	4,728	151	-	(35,456)
Interest and other investment (loss)
income, net	(116,350)	876	786	69	95	-	(118,176)
Interest and debt expense	(617,768)	(133,647)	(128,039)	(88,844)	(38,009)	-	(229,229)
Net (loss) gain on extinguishment
of debt	(25,915)	-	-	769	-	-	(26,684)
Net gain on disposition of wholly
owned and partially owned assets	5,641	-	-	-	-	-	5,641
Income (loss) before income taxes	99,163	295,488	135,359	117,700	(9,211)	92,300	(532,473)
Income tax expense	(20,642)	(1,332)	(1,482)	(319)	(2,140)	-	(15,369)
Income (loss) from continuing
operations	78,521	294,156	133,877	117,381	(11,351)	92,300	(547,842)
Income (loss) from discontinued operations	49,929	945	52,308	(3,430)	106	-	-
Net income (loss)	128,450	295,101	186,185	113,951	(11,245)	92,300	(547,842)
Less:
Net loss (income) attributable to
noncontrolling interests in
consolidated subsidiaries	2,839	(9,098)	-	915	-	-	11,022
Net (income) attributable to
noncontrolling interests in the
Operating Partnership, including
unit distributions	(25,120)	-	-	-	-	-	(25,120)
Net income (loss) attributable to
Vornado	106,169	286,003	186,185	114,866	(11,245)	92,300	(561,940)
Interest and debt expense(2)	826,827	126,968	132,610	95,990	52,862	127,390	291,007
Depreciation and amortization(2)	728,815	168,517	152,747	105,903	56,702	132,227	112,719
Income tax expense (benefit)(2)	10,193	1,332	1,590	319	2,208	(13,185)	17,929
EBITDA(1)	$1,672,004	$582,820	$473,132	$317,078	$100,527	$338,732	$(140,285)

Balance Sheet Data:
Real estate at cost	$17,293,970	$5,421,640	$4,593,749	$4,517,625	$992,290	$-	$1,768,666
Investments in partially owned entities	1,209,285	128,961	119,182	22,955	6,520	409,453	522,214
Total assets	20,185,472	5,538,362	4,138,752	3,511,987	1,455,000	409,453	5,131,918

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23. Segment Information - continued

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

(Amounts in thousands)	For the Year Ended December 31,
	2011	2010	2009
Our share of Real Estate Fund:
Income before net realized/unrealized gains	$4,205	$503	$-
Net unrealized gains	2,999	-	-
Net realized gains	1,348	-	-
Carried interest accrual	736	-	-
Total	9,288	503	-
Alexander's	61,080	57,425	81,703
LNR (acquired in July 2010)	47,614	6,116	-
Lexington (1)	44,539	55,304	50,024
555 California Street	44,724	46,782	44,757
Hotel Pennsylvania	30,135	23,763	15,108
Other investments	33,529	30,463	11,070
	270,909	220,356	202,662
Corporate general and administrative expenses (2)	(85,922)	(90,343)	(79,843)
Investment income and other, net (2)	52,405	65,499	78,593
Mezzanine loans loss reversals (accrual) and net gain on disposition	82,744	53,100	(190,738)
Income from the mark-to-market of J.C. Penney derivative position	12,984	130,153	-
Net gain from Suffolk Downs' sale of a partial interest	12,525	-	-
Net gain on sale of condominiums	5,884	3,149	648
Acquisition costs	(5,925)	(6,945)	-
Real Estate Fund placement fees	(3,451)	(5,937)	-
Net loss on extinguishment of debt	-	(10,782)	(26,684)
Non-cash asset write-downs:
Investment in Lexington	-	-	(19,121)
Marketable equity securities	-	-	(3,361)
Real estate - primarily development projects:
Wholly owned entities	-	(30,013)	(39,299)
Partially owned entities	(13,794)	-	(17,820)
Write-off of unamortized costs from the voluntary surrender of equity awards	-	-	(20,202)
Net income attributable to noncontrolling interests in the Operating Partnership,
including unit distributions	(55,912)	(55,228)	(25,120)
	$272,447	$273,009	$(140,285)

(1)	Includes net gains of $9,760 and $13,710 in 2011 and 2010, respectively, resulting from Lexington's stock issuances.

(2)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2011 was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 175, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the internal control over financial reporting of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to a change in method of presenting comprehensive income.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 27, 2012

Item 9B.             Other Information

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2011, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with Vornado unless otherwise stated)

Steven Roth	70	Chairman of the Board; Chief Executive Officer from May 1989 to May 2009; Managing General
		Partner of Interstate Properties, an owner of shopping centers and an investor in securities and
		partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989,
		and Chairman since May 2004.

Michael D. Fascitelli	55	Chief Executive Officer since May 2009; President and a Trustee since December 1996; President
		of Alexander’s Inc. since August 2000 and Director since December 1996; Partner at
		Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996;
		and Vice President at Goldman, Sachs & Co., prior to December 1992.

Mark Falanga	53	President of the Merchandise Mart Division since July 2011; Senior Vice President of the Merchandise
		Mart Division from August 2005 to July 2011; Vice President of the Merchandise Mart Division and
		its predecessor since January 1994.

Michael J. Franco	43	Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010;
		Managing Director (2003-2010) and Executive Director (2001-2003) of the Real Estate Investing
		Group of Morgan Stanley.

David R. Greenbaum	60	President of the New York Office Division since April 1997 (date of our acquisition); President
		of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Joseph Macnow	66	Executive Vice President - Finance and Administration since January 1998 and Chief Financial Officer
		since March 2001; Vice President and Chief Financial Officer of the Company from 1985 to January
		1998; Executive Vice President and Chief Financial Officer of Alexander's Inc. since August 1995.

Mitchell N. Schear	53	President of Vornado/Charles E. Smith L.P. (our Washington, DC Office division) since April 2003;
		President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	51	Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010;
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

                      Equity compensation plan information

The following table provides information as of December 31, 2011 regarding our equity compensation plans.

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights		warrants and rights	the second column)
Equity compensation plans approved
by security holders	5,580,481	(1)	$61.56	5,582,014	(2)
Equity compensation awards not
approved by security holders	-		-	-
Total	5,580,481		$61.56	5,582,014
___________________________
(1)

Includes an aggregate of 1,109,486 shares/units, comprised of (i) 61,228 restricted common shares, (ii) 939,487 restricted Operating Partnership units and (iii) 108,771 Out-Performance Plan units, which do not have an exercise price.

(2)	Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants would be 11,164,028.

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

PART IV

Item 15.              Exhibits, Financial Statement Schedules

(a)     The following documents are filed as part of this report:

1.     The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this
Annual Report
on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2011, 2010 and 2009	180
III--Real Estate and Accumulated Depreciation as of December 31, 2011	181

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K.

Exhibit No.
12	Computation of Ratios
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
10.45	Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2011
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: February 27, 2012	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 27, 2012
(Steven Roth)

By:	/s/Michael D. Fascitelli	President and Chief Executive Officer	February 27, 2012
	(Michael D. Fascitelli)	(Principal Executive Officer)

By:	/s/Candace L. Beinecke	Trustee	February 27, 2012
(Candace L. Beinecke)

By:	/s/Anthony W. Deering	Trustee	February 27, 2012
(Anthony W. Deering)

By:	/s/Robert P. Kogod	Trustee	February 27, 2012
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	February 27, 2012
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	February 27, 2012
(David Mandelbaum)

By:	/s/Ronald G. Targan	Trustee	February 27, 2012
(Ronald G. Targan)

By:	/s/Daniel R. Tisch	Trustee	February 27, 2012
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee	February 27, 2012
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	February 27, 2012
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Executive Vice President — Finance and	February 27, 2012
	(Joseph Macnow)	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

VORNADO REALTY TRUST
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2011
(Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written-off	of Year

Year Ended December 31, 2011:
Allowance for doubtful accounts	$143,511	$(54,700)	$(41,524)	$47,287
Year Ended December 31, 2010:
Allowance for doubtful accounts	$241,709	$(23,063)	$(75,135)	$143,511
Year Ended December 31, 2009:
Allowance for doubtful accounts	$84,818	$216,784	$(59,893)	$241,709

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Office Buildings
New York
Manhattan
1290 Avenue of the Americas	$413,111	$515,539	$923,653	$75,193	$515,539	$998,846	$1,514,385	$127,938	1963	2007	(4)
350 Park Avenue	430,000	265,889	363,381	27,457	265,889	390,838	656,727	49,264	1960	2006	(4)
One Penn Plaza	-	-	412,169	162,098	-	574,267	574,267	194,075	1972	1998	(4)
100 West 33rd Street (Manhattan Mall)	159,361	242,776	247,970	5,288	242,776	253,258	496,034	31,141	1911	2007	(4)
Two Penn Plaza	425,000	53,615	164,903	78,476	52,689	244,305	296,994	101,246	1968	1997	(4)
770 Broadway	353,000	52,898	95,686	73,968	52,898	169,654	222,552	58,810	1907	1998	(4)
90 Park Avenue	-	8,000	175,890	34,531	8,000	210,421	218,421	77,221	1964	1997	(4)
888 Seventh Avenue	318,554	-	117,269	94,096	-	211,365	211,365	75,888	1980	1998	(4)
640 Fifth Avenue	-	38,224	25,992	112,598	38,224	138,590	176,814	51,821	1950	1997	(4)
Eleven Penn Plaza	330,000	40,333	85,259	49,183	40,333	134,442	174,775	50,168	1923	1997	(4)
1740 Broadway	-	26,971	102,890	36,896	26,971	139,786	166,757	47,179	1950	1997	(4)
909 Third Avenue	203,217	-	120,723	55,860	-	176,583	176,583	49,222	1969	1999	(4)
150 East 58th Street	-	39,303	80,216	28,228	39,303	108,444	147,747	38,427	1969	1998	(4)
595 Madison Avenue	-	62,731	62,888	17,444	62,731	80,332	143,063	23,464	1968	1999	(4)
866 United Nations Plaza	44,978	32,196	37,534	8,335	32,196	45,869	78,065	17,376	1966	1997	(4)
20 Broad Street	-	-	28,760	26,924	-	55,684	55,684	16,914	1956	1998	(4)
40 Fulton Street	-	15,732	26,388	12,266	15,732	38,654	54,386	12,548	1987	1998	(4)
689 Fifth Avenue	-	19,721	13,446	10,938	19,721	24,384	44,105	10,476	1925	1998	(4)
330 West 34th Street	-	-	8,599	6,936	-	15,535	15,535	4,700	1925	1998	(4)
1540 Broadway Garage	-	4,086	8,914	-	4,086	8,914	13,000	1,235	1990	2006	(4)
Other	-	-	5,548	67,113	36,106	36,555	72,661	4,794
Total New York	2,677,221	1,418,014	3,108,078	983,828	1,453,194	4,056,726	5,509,920	1,043,907

Washington, DC
2011-2451 Crystal Drive	274,305	100,935	409,920	115,837	100,228	526,464	626,692	149,944	1984-1989	2002	(4)
2001 Jefferson Davis Highway,
2100/2200 Crystal Drive, 223 23rd
Street, 2221 South Clark Street, Crystal
City Shops at 2100, 220 20th Street	75,037	57,213	131,206	186,549	57,070	317,898	374,968	68,079	1964-1969	2002	(4)
1550-1750 Crystal Drive/
241-251 18th Street	121,067	64,817	218,330	58,625	64,652	277,120	341,772	85,657	1974-1980	2002	(4)
Riverhouse Apartments	259,546	118,421	125,078	57,582	138,696	162,385	301,081	19,248		2007	(4)
Skyline Place (6 buildings)	442,500	41,986	221,869	27,343	41,862	249,336	291,198	67,946	1973-1984	2002	(4)
1215, 1225 S. Clark Street/ 200, 201
12th Street S.	90,191	47,594	177,373	27,015	47,465	204,517	251,982	59,451	1983-1987	2002	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
1800, 1851 and 1901 South Bell Street	-	37,551	118,806	32,899	37,551	151,705	189,256	66,789	1968	2002	(4)
1229-1231 25th Street (West End 25)	101,671	67,049	5,039	105,574	68,198	109,464	177,662	5,851		2007	(4)
2101 L Street	150,000	32,815	51,642	82,632	39,768	127,321	167,089	16,783	1975	2003	(4)
2200 / 2300 Clarendon Blvd	53,344	-	105,475	29,342	-	134,817	134,817	38,724	1988-1989	2002	(4)
Bowen Building - 875 15th Street, NW	115,022	30,077	98,962	1,287	30,176	100,150	130,326	16,584	2004	2005	(4)
1875 Connecticut Ave, NW	49,433	36,303	82,004	3,459	35,886	85,880	121,766	13,104	1963	2007	(4)
One Skyline Tower	134,700	12,266	75,343	32,911	12,231	108,289	120,520	27,483	1988	2002	(4)
Reston Executive	93,000	15,424	85,722	9,084	15,380	94,850	110,230	27,272	1987-1989	2002	(4)
H Street - North 10-1D Land Parcel	-	104,473	55	(11,356)	87,666	5,506	93,172	-		2007	(4)
409 3rd Street	-	10,719	69,658	5,826	10,719	75,484	86,203	26,065	1990	1998	(4)
1825 Connecticut Ave, NW	48,806	33,090	61,316	(5,595)	32,726	56,085	88,811	8,613	1956	2007	(4)
Warehouses	-	106,946	1,326	(22,901)	83,400	1,971	85,371	1,333		2007	(4)
Commerce Executive	-	13,401	58,705	13,422	13,363	72,165	85,528	20,285	1985-1989	2002	(4)
1235 S. Clark Street	51,309	15,826	53,894	14,959	15,826	68,853	84,679	16,722	1981	2002	(4)
Seven Skyline Place	100,800	10,292	58,351	(6,499)	10,262	51,882	62,144	13,792	2001	2002	(4)
1150 17th Street	28,728	23,359	24,876	14,551	24,723	38,063	62,786	12,237	1970	2002	(4)
Crystal City Hotel	-	8,000	47,191	7,176	8,000	54,367	62,367	9,602	1968	2004	(4)
1750 Pennsylvania Avenue	44,330	20,020	30,032	256	21,170	29,138	50,308	7,656	1964	2002	(4)
1730 M Street	14,853	10,095	17,541	9,449	10,687	26,398	37,085	8,457	1963	2002	(4)
Democracy Plaza One	-	-	33,628	(1,366)	-	32,262	32,262	12,459	1987	2002	(4)
1726 M Street	-	9,450	22,062	2,539	9,455	24,596	34,051	3,391	1964	2006	(4)
Crystal Drive Retail	-	-	20,465	5,799	-	26,264	26,264	8,011	2004	2004	(4)
1109 South Capitol Street	-	11,541	178	4	11,597	126	11,723	178		2007	(4)
South Capitol	-	4,009	6,273	(2,753)	-	7,529	7,529	-		2005	(4)
H Street	-	1,763	641	41	1,763	682	2,445	108		2005	(4)
1399 New York Avenue, NW	-	33,481	67,363	-	33,481	67,363	100,844	-		2011	(4)
Other	-	-	51,767	(42,015)	-	9,752	9,752	-
Total Washington, DC	2,248,642	1,078,916	2,532,091	751,676	1,064,001	3,298,682	4,362,683	811,824

New Jersey
Paramus	-	-	-	23,785	1,033	22,752	23,785	14,279	1967	1987	(4)

California
555 California Street	600,000	221,903	893,324	38,055	221,903	931,379	1,153,282	118,824	1922/1969/1970	2007	(4)

Total Office Buildings	5,525,863	2,718,833	6,533,493	1,797,344	2,740,131	8,309,539	11,049,670	1,988,834

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Shopping Centers
California
Los Angeles (Beverly Connection)	100,000	72,996	131,510	21,592	72,996	153,102	226,098	18,335	2008	2005	(4)
San Jose	112,476	42,836	104,262	329	42,836	104,591	147,427	3,584	2008	2010	(4)
Walnut Creek (1149 S. Main St)	-	2,699	19,930	-	2,699	19,930	22,629	3,066		2006	(4)
Pasadena	-	-	18,337	747	-	19,084	19,084	2,361		2007	(4)
San Francisco (Geary Blvd)	-	11,857	4,444	27	11,857	4,471	16,328	693		2006	(4)
Signal Hill	-	9,652	2,940	1	9,652	2,941	12,593	386		2006	(4)
Walnut Creek (1556 Mount Diablo Blvd)	-	5,909	-	1,057	5,908	1,058	6,966	-		2007	(4)
Redding	-	2,900	2,857	483	2,900	3,340	6,240	420		2006	(4)
Merced	-	1,725	1,907	215	1,725	2,122	3,847	368		2006	(4)
San Bernadino (1522 E. Highland Ave)	-	1,651	1,810	-	1,651	1,810	3,461	336		2004	(4)
Corona	-	-	3,073	-	-	3,073	3,073	570		2004	(4)
Vallejo	-	-	2,945	-	-	2,945	2,945	384		2006	(4)
San Bernadino (648 W. 4th St)	-	1,597	1,119	-	1,597	1,119	2,716	208		2004	(4)
Mojave	-	-	2,250	-	-	2,250	2,250	417		2004	(4)
Barstow	-	856	1,367	-	856	1,367	2,223	254		2004	(4)
Colton (1904 North Rancho Avenue)	-	1,239	954	-	1,239	954	2,193	177		2004	(4)
Moreno Valley	-	639	1,156	-	639	1,156	1,795	214		2004	(4)
Rialto	-	434	1,173	-	434	1,173	1,607	217		2004	(4)
Desert Hot Springs	-	197	1,355	-	197	1,355	1,552	251		2004	(4)
Yucaipa	-	663	426	-	663	426	1,089	79		2004	(4)
Riverside (5571 Mission Blvd)	-	209	704	-	209	704	913	131		2004	(4)
Total California	212,476	158,059	304,519	24,451	158,058	328,971	487,029	32,451

Connecticut
Waterbury	14,501	667	4,504	4,852	667	9,356	10,023	5,669	1969	1969	(4)
Newington	11,657	2,421	1,200	951	2,421	2,151	4,572	732	1965	1965	(4)
Total Connecticut	26,158	3,088	5,704	5,803	3,088	11,507	14,595	6,401

Florida
Tampa (Hyde Park Village)	19,876	8,000	23,293	12,494	8,000	35,787	43,787	5,823		2005	(4)
Tampa (1702 North Dale Mabry)	-	3,651	2,388	2,134	3,650	4,523	8,173	569		2006	(4)
Total Florida	19,876	11,651	25,681	14,628	11,650	40,310	51,960	6,392

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Illinois
Lansing	-	2,135	1,064	71	2,135	1,135	3,270	145		2006	(4)

Iowa
Dubuque	-	-	1,479	-	-	1,479	1,479	193		2006	(4)

Maryland
Rockville	-	3,470	20,599	100	3,470	20,699	24,169	3,517		2005	(4)
Baltimore (Towson)	16,207	581	3,227	8,682	581	11,909	12,490	4,390	1968	1968	(4)
Annapolis	-	-	9,652	-	-	9,652	9,652	2,203		2005	(4)
Wheaton	-	-	5,367	-	-	5,367	5,367	704		2006	(4)
Glen Burnie	-	462	2,571	586	462	3,157	3,619	2,703	1958	1958	(4)
Total Maryland	16,207	4,513	41,416	9,368	4,513	50,784	55,297	13,517

Massachusetts
Dorchester	-	12,844	3,794	(3)	12,841	3,794	16,635	498		2006	(4)
Springfield	5,942	2,797	2,471	578	2,797	3,049	5,846	740	1993	1966	(4)
Chicopee	8,615	895	-	-	895	-	895	-	1969	1969	(4)
Cambridge	-	-	-	260	-	260	260	94
Total Massachusetts	14,557	16,536	6,265	835	16,533	7,103	23,636	1,332

Michigan
Roseville	-	30	6,128	1,465	30	7,593	7,623	1,787		2005	(4)
Battle Creek	-	1,264	2,144	(2,443)	264	701	965	92		2006	(4)
Midland	-	-	133	86	-	219	219	72		2006	(4)
Total Michigan	-	1,294	8,405	(892)	294	8,513	8,807	1,951

New Hampshire
Salem	-	6,083	-	-	6,083	-	6,083	-		2006	(4)

New Jersey
Paramus (Bergen Town Center)	283,590	19,884	81,723	366,325	37,635	430,297	467,932	42,648	1957/2009	2003	(4)
North Bergen (Tonnelle Ave)	75,000	24,493	-	63,376	31,806	56,063	87,869	4,324	2009	2006	(4)
Union (Springfield Avenue)	29,570	19,700	45,090	-	19,700	45,090	64,790	5,166		2007	(4)
East Rutherford	14,103	-	36,727	(1)	-	36,726	36,726	3,177	2007	2007	(4)
East Hanover I and II	44,412	2,232	18,241	10,376	2,671	28,178	30,849	13,166	1962	1962/1998	(4)
Garfield	-	45	8,068	20,798	45	28,866	28,911	2,513	2009	1998	(4)
Lodi (Washington Street)	9,422	7,606	13,125	275	7,606	13,400	21,006	2,351		2004	(4)
Englewood	12,077	2,300	17,245	17	2,300	17,262	19,562	1,978		2007	(4)
Bricktown	33,153	1,391	11,179	6,154	1,391	17,333	18,724	10,383	1968	1968	(4)
Totowa	25,703	1,102	11,994	4,617	1,099	16,614	17,713	11,445	1957/1999	1957	(4)
Hazlet	-	7,400	9,413	-	7,400	9,413	16,813	1,078		2007	(4)
Carlstadt	7,304	-	16,457	12	-	16,469	16,469	1,720		2007	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
North Plainfield	-	500	13,983	1,380	500	15,363	15,863	10,714	1955	1989	(4)
East Brunswick II (339-341 Route 18 S.)	12,226	2,098	10,949	2,826	2,098	13,775	15,873	8,138	1972	1972	(4)
Manalapan	21,836	725	7,189	7,791	1,046	14,659	15,705	10,027	1971	1971	(4)
Marlton	17,913	1,611	3,464	10,398	1,611	13,862	15,473	6,600	1973	1973	(4)
Union (Route 22 and Morris Ave)	33,551	3,025	7,470	1,813	3,025	9,283	12,308	4,492	1962	1962	(4)
Hackensack	42,082	692	10,219	1,250	692	11,469	12,161	8,713	1963	1963	(4)
Wayne Towne Center	-	-	26,137	2,782	-	28,919	28,919	785	-	2010	(4)
Watchung	15,638	4,178	5,463	1,545	4,441	6,745	11,186	3,396	1994	1959	(4)
South Plainfield	5,317	-	10,044	389	-	10,433	10,433	1,175		2007	(4)
Eatontown	-	4,653	4,999	357	4,653	5,356	10,009	897		2005	(4)
Cherry Hill	14,387	5,864	2,694	1,828	4,864	5,522	10,386	3,864	1964	1964	(4)
Dover	13,648	559	6,363	2,955	559	9,318	9,877	5,782	1964	1964	(4)
Lodi (Route 17 N.)	11,771	238	9,446	-	238	9,446	9,684	2,891	1999	1975	(4)
East Brunswick I (325-333 Route 18 S.)	25,817	319	6,220	2,764	319	8,984	9,303	8,556	1957	1957	(4)
Jersey City	21,040	652	7,495	325	652	7,820	8,472	2,265	1965	1965	(4)
Morris Plains	22,178	1,104	6,411	882	1,104	7,293	8,397	6,565	1961	1985	(4)
Middletown	18,026	283	5,248	1,607	283	6,855	7,138	5,001	1963	1963	(4)
Woodbridge	21,438	1,509	2,675	1,780	1,539	4,425	5,964	2,396	1959	1959	(4)
Delran	-	756	4,468	734	756	5,202	5,958	5,026	1972	1972	(4)
Lawnside	11,089	851	3,164	1,269	851	4,433	5,284	3,987	1969	1969	(4)
Kearny	-	309	3,376	1,212	309	4,588	4,897	3,260	1938	1959	(4)
Bordentown	-	498	3,176	1,141	717	4,098	4,815	4,018	1958	1958	(4)
Turnersville	-	900	1,342	853	900	2,195	3,095	2,127	1974	1974	(4)
North Bergen (Kennedy Blvd)	5,289	2,308	636	34	2,308	670	2,978	403	1993	1959	(4)
Montclair	2,730	66	419	381	66	800	866	664	1972	1972	(4)
Total New Jersey	850,310	119,851	432,312	520,245	145,184	927,224	1,072,408	211,691

New York
Valley Stream (Green Acres Mall)	325,045	147,172	134,980	59,161	146,968	194,345	341,313	51,397	1956	1997	(4)
Bronx (Bruckner Blvd)	-	66,100	259,503	336	66,100	259,839	325,939	32,467		2007	(4)
Hicksville (Broadway Mall)	87,750	126,324	48,904	7,216	126,324	56,120	182,444	8,327		2005	(4)
Poughkeepsie	-	12,733	12,026	37,119	12,780	49,098	61,878	4,852	2009	2005	(4)
Huntington	17,287	21,200	33,667	166	21,200	33,833	55,033	3,524		2007	(4)
Mt. Kisco	29,026	22,700	26,700	386	23,297	26,489	49,786	2,700		2007	(4)
Bronx (1750-1780 Gun Hill Road)	-	6,427	11,885	18,012	6,428	29,896	36,324	2,266	2009	2005	(4)
Staten Island	17,237	11,446	21,262	300	11,446	21,562	33,008	4,341		2004	(4)
Inwood	-	12,419	19,097	521	12,419	19,618	32,037	3,400		2004	(4)
Queens (99-01 Queens Blvd)	-	7,839	20,392	2,104	7,839	22,496	30,335	4,291		2004	(4)
West Babylon	-	6,720	13,786	70	6,720	13,856	20,576	1,658		2007	(4)
Freeport (437 E. Sunrise Highway)	22,178	1,231	4,747	1,421	1,231	6,168	7,399	4,882	1981	1981	(4)
Dewitt	-	-	7,116	-	-	7,116	7,116	925		2006	(4)
Buffalo (Amherst)	-	5,743	4,056	1,825	5,107	6,517	11,624	4,455	1968	1968	(4)
Oceanside	-	2,710	2,306	-	2,710	2,306	5,016	264		2007	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Albany (Menands)	-	460	2,091	2,356	460	4,447	4,907	3,395	1965	1965	(4)
Rochester (Henrietta)	-	-	2,647	1,205	-	3,852	3,852	3,512	1971	1971	(4)
Rochester	4,549	2,172	-	-	2,172	-	2,172	-	1966	1966	(4)
Freeport (240 West Sunrise Highway)	-	-	-	260	-	260	260	84		2005	(4)
Commack	-	-	43	236	-	279	279	4		2006	(4)
New Hyde Park	-	-	4	-	-	4	4	4	1970	1976	(4)
Manhattan
1540 Broadway	-	105,914	214,208	18,061	105,914	232,269	338,183	16,679		2006	(4)
Manhattan Mall	72,639	88,595	113,473	73,376	88,595	186,849	275,444	26,120	2009	2007	(4)
828-850 Madison Avenue	80,000	107,937	28,261	10	107,937	28,271	136,208	4,711		2005	(4)
4 Union Square South	75,000	24,079	55,220	620	24,079	55,840	79,919	10,732	1965/2004	1993	(4)
478-482 Broadway	-	20,000	13,375	27,574	20,000	40,949	60,949	3,370	2009	2007	(4)
510 5th Avenue	31,732	34,602	18,728	10,516	34,602	29,244	63,846	687		2010	(4)
40 East 66th Street	-	13,616	34,635	121	13,616	34,756	48,372	5,177		2005	(4)
155 Spring Street	-	13,700	30,544	2,153	13,700	32,697	46,397	3,881		2007	(4)
334 Canal Street	-	1,693	6,507	-	1,693	6,507	8,200	-		2011	(4)
435 7th Avenue	51,353	19,893	19,091	37	19,893	19,128	39,021	4,511	2002	1997	(4)
692 Broadway	-	6,053	22,908	2,586	6,053	25,494	31,547	3,895		2005	(4)
715 Lexington Avenue	-	-	26,903	-	-	26,903	26,903	4,484	1923	2001	(4)
677-679 Madison Avenue	-	13,070	9,640	361	13,070	10,001	23,071	1,378		2006	(4)
431 7th Avenue	-	16,700	2,751	-	16,700	2,751	19,451	327		2007	(4)
484-486 Broadway	-	10,000	6,688	4,079	10,000	10,767	20,767	853	2009	2007	(4)
1135 Third Avenue	-	7,844	7,844	-	7,844	7,844	15,688	2,745		1997	(4)
148 Spring Street	-	3,200	8,112	112	3,200	8,224	11,424	737		2008	(4)
150 Spring Street	-	3,200	5,822	137	3,200	5,959	9,159	547		2008	(4)
488 8th Avenue	-	10,650	1,767	(4,674)	6,859	884	7,743	82		2007	(4)
484 8th Avenue	-	3,856	762	-	3,856	762	4,618	284		1997	(4)
825 7th Avenue	-	1,483	697	33	1,483	730	2,213	261		1997	(4)
Total New York	813,796	959,481	1,253,148	267,796	955,495	1,524,930	2,480,425	228,209

Pennsylvania
Wilkes-Barre	20,475	6,053	26,646	371	6,053	27,017	33,070	2,738		2007	(4)
Philadelphia	-	933	23,650	6,244	933	29,894	30,827	9,130	1977	1994	(4)
Allentown	31,106	187	15,580	330	187	15,910	16,097	11,995	1957	1957	(4)
Bensalem	15,439	2,727	6,698	1,858	2,727	8,556	11,283	3,049	1972/1999	1972	(4)
Bethlehem	5,800	827	5,200	347	839	5,535	6,374	5,483	1966	1966	(4)
Wyomissing	-	-	2,646	2,393	-	5,039	5,039	2,492		2005	(4)
York	5,402	409	2,568	1,811	409	4,379	4,788	3,713	1970	1970	(4)
Broomall	11,089	850	2,171	786	850	2,957	3,807	2,829	1966	1966	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Lancaster	5,601	3,140	63	543	3,140	606	3,746	412	1966	1966	(4)
Upper Moreland	-	683	1,868	900	683	2,768	3,451	2,661	1974	1974	(4)
Glenolden	7,108	850	1,820	826	850	2,646	3,496	1,869	1975	1975	(4)
Levittown	-	183	1,008	364	183	1,372	1,555	1,370	1964	1964	(4)
Springfield	-	-	-	123	-	123	123	-		2005	(4)
Total Pennsylvania	102,020	16,842	89,918	16,896	16,854	106,802	123,656	47,741

South Carolina
Charleston	-	-	3,634	-	-	3,634	3,634	477		2006	(4)

Tennessee
Antioch	-	1,521	2,386	-	1,521	2,386	3,907	313		2006	(4)

Texas
Texarkana	-	-	458	33	-	491	491	66		2006	(4)

Virginia
Springfield (Springfield Mall)	-	49,516	265,964	(42,815)	49,516	223,149	272,665	33,751		2006	(4)
Norfolk	-	-	3,927	15	-	3,942	3,942	2,284		2005	(4)
Total Virginia	-	49,516	269,891	(42,800)	49,516	227,091	276,607	36,035

Washington
Bellingham	-	1,831	2,136	(1,670)	922	1,375	2,297	126		2005	(4)

Washington, DC
3040 M Street	-	7,830	27,490	45	7,830	27,535	35,365	4,118		2006	(4)

Wisconsin
Fond Du Lac	-	-	174	102	-	276	276	64		2006	(4)

Puerto Rico
Las Catalinas	55,912	15,280	64,370	8,091	15,280	72,461	87,741	24,511	1996	2002	(4)
Montehiedra	120,000	9,182	66,751	5,023	9,267	71,689	80,956	26,114	1996	1997	(4)
Total Puerto Rico	175,912	24,462	131,121	13,114	24,547	144,150	168,697	50,625

Other	-	-	-	5,364	-	5,364	5,364	101			(4)

Total Retail Properties	2,231,312	1,384,693	2,607,201	833,389	1,404,223	3,421,060	4,825,283	641,948

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Merchandise Mart Properties
Illinois
Merchandise Mart, Chicago	550,000	64,528	319,146	166,115	64,535	485,254	549,789	158,615	1930	1998	(4)
527 W. Kinzie, Chicago	-	5,166	-	-	5,166	-	5,166	-
Total Illinois	550,000	69,694	319,146	166,115	69,701	485,254	554,955	158,615

Washington, DC
Washington Design Center	-	12,274	40,662	12,888	12,274	53,550	65,824	17,579	1919	1998	(4)

New York
7 West 34th Street	-	34,614	94,167	35,886	34,614	130,053	164,667	34,132	1901	2000	(4)
MMPI Piers	-	-	-	9,897	-	9,897	9,897	243		2008	(4)
Total New York	-	34,614	94,167	45,783	34,614	139,950	174,564	34,375

Massachusetts
Boston Design Center	67,350	-	93,915	(15,552)	-	78,363	78,363	16,411	1918	2005	(4)

California
L.A. Mart, Los Angeles	-	10,141	43,422	17,217	10,141	60,639	70,780	17,135	1958	2000	(4)

Total Merchandise Mart	617,350	126,723	591,312	226,451	126,730	817,756	944,486	244,115

Warehouse/Industrial
New Jersey
East Hanover	-	576	7,752	7,879	691	15,516	16,207	13,755	1972	1972	(4)
Edison	-	-	-	4,903	704	4,199	4,903	4,179	1962	1962	(4)
Total Warehouse/Industrial	-	576	7,752	12,782	1,395	19,715	21,110	17,934

Other Properties
Hotel Pennsylvania	-	29,904	121,712	74,238	29,904	195,950	225,854	68,427	1919	1997	(4)
220 Central Park South	123,750	115,720	16,420	112,447	115,720	128,867	244,587	20,119		2005	(4)
Wasserman	-	28,052	-	34,927	40,237	22,742	62,979	11,818		2005	(4)
40 East 66th Residential	-	29,199	85,798	(77,583)	14,540	22,874	37,414	3,184		2005	(4)
677-679 Madison	-	1,462	1,058	1,294	2,212	1,602	3,814	205		2006	(4)
Atlantic City, NJ	60,000	83,089	7	(3)	83,089	4	83,093	-		2010	(4)
Other	-	-	-	70	-	70	70	-
Total Other Properties	183,750	287,426	224,995	145,390	285,702	372,109	657,811	103,753

Leasehold Improvements
Equipment and Other	-	-	-	128,651	-	128,651	128,651	98,453
Total December 31, 2011	$8,558,275	$4,518,251	$9,964,753	$3,144,007	$4,558,181	$13,068,830	$17,627,011	$3,095,037

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

Notes:

(1)	Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date see Column H.
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $3.6 billion lower than the amount reported for financial statement purposes.
(3)	Date of original construction –– many properties have had substantial renovation or additional construction –– see Column D.
(4)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2011	2010	2009
Real Estate
Balance at beginning of period	$17,387,701	$17,293,970	$17,140,726
Additions during the period:
Land	33,481	347,345	-
Buildings & improvements	315,762	324,114	601,136
	17,736,944	17,965,429	1,741,862
Less: Assets sold and written-off	109,933	577,728	447,892
Balance at end of period	$17,627,011	$17,387,701	$17,293,970

Accumulated Depreciation
Balance at beginning of period	$2,715,046	$2,395,608	$2,068,357
Additions charged to operating expenses	452,793	428,788	433,785
	3,167,839	2,824,396	2,502,142
Less: Accumulated depreciation on assets
sold and written-off	72,802	109,350	106,534
Balance at end of period	$3,095,037	$2,715,046	$2,395,608

EXHIBIT INDEX

Exhibit No.
3.1		-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2		-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3		-	Articles Supplementary, 6.875% Series J Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust's Registration Statement on Form 8-A
(File No. 001-11954), filed on April 20, 2011

3.4		-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5		-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6		-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.7		-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.8		-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.9		-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.10		-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11		-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12		-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.13		-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*		Incorporated by reference.

3.14		-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to exhibit 3,4 to Vornado Realty Trust's Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15		-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.16		-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.17		-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.18		-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.19		-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.20		-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.21		-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.22		-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.23		-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.24		-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.25		-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.26		-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

3.27		-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

_______________________
	*		Incorporated by reference.

3.28		-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.29		-	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –	*
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.30		-	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.31		-	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.32		-	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

3.33		-	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated	*
by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

3.34		-	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

3.35		-	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

3.36		-	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of	*
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

3.37		-	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.38		-	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

3.39		-	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

3.40		-	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

_______________________
	*		Incorporated by reference.

3.41		-	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42		-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43		-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44		-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.45		-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

3.46		-	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2010

3.47		-	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011

4.1		-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(File No. 001-11954), filed on April 28, 2005

4.2		-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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

10.1		-	Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated	*
as of May 1, 1992 - Incorporated by reference to Vornado, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

10.2		-	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,	*
1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993
______________________
	*		Incorporated by reference.

10.3	**	-	Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992	*
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.4	**	-	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992	*
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.5	**	-	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,	*
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

10.6	**	-	Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust	*
- Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

10.7		-	Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty	*
Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E.
Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on January 16, 2002

10.8		-	Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,	*
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

10.9		-	Employment Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated	*
March 8, 2002 - Incorporated by reference to Exhibit 10.7 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(File No. 001-11954), filed on May 1, 2002

10.10		-	First Amendment, dated October 31, 2002, to the Employment Agreement between Vornado	*
Realty Trust and Michael D. Fascitelli, dated March 8, 2002 - Incorporated by reference to Exhibit 99.6 to the Schedule 13D filed by Michael D. Fascitelli on November 8, 2002

10.11	**	-	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

10.12	**	-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by
reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.13		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002,	*
by and between Alexander's, Inc., the subsidiaries party thereto and Vornado
Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's
Inc.'s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.14		-	Amendment dated May 29, 2002, to the Stock Pledge Agreement between Vornado Realty	*
Trust and Steven Roth dated December 29, 1992 - Incorporated by reference to Exhibit 5 of Interstate Properties’ Schedule 13D/A dated May 29, 2002 (File No. 005-44144), filed on May 30, 2002

10.15	**	-	Vornado Realty Trust’s 2002 Omnibus Share Plan - Incorporated by reference to Exhibit 4.2	*
to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-102216)
filed December 26, 2002

10.16	**	-	Form of Stock Option Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.77 to Vornado Realty Trust’s
Annual Report on Form 10-K for the year ended December 31, 2004
(File No. 001-11954), filed on February 25, 2005

10.17	**	-	Form of Restricted Stock Agreement between the Company and certain employees –	*
Incorporated by reference to Exhibit 10.78 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2004 (File No. 001-11954), filed on
February 25, 2005

10.18	**	-	Amendment, dated March 17, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2006 (File No. 001-11954), filed on
May 2, 2006

10.19	**	-	Form of Vornado Realty Trust 2006 Out-Performance Plan Award Agreement, dated as of	*
April 25, 2006 – Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s
Form 8-K (File No. 001-11954), filed on May 1, 2006

10.20	**	-	Form of Vornado Realty Trust 2002 Restricted LTIP Unit Agreement – Incorporated by	*
reference to Vornado Realty Trust’s Form 8-K (Filed No. 001-11954), filed on
May 1, 2006

10.21	**	-	Amendment No.2, dated May 18, 2006, to the Vornado Realty Trust Omnibus Share Plan	*
– Incorporated by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006

10.22	**	-	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph	*
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

10.23	**	-	Amendment, dated October 26, 2006, to the Vornado Realty Trust Omnibus Share Plan –	*
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2006 (File No. 001-11954), filed on
October 31, 2006

10.24	**	-	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between	*
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.25	**	-	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and	*
among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.26	**	-	Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,	*
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

10.27	**	-	Form of Vornado Realty Trust 2002 Omnibus Share Plan Non-Employee Trustee Restricted	*
LTIP Unit Agreement – Incorporated by reference to Exhibit 10.45 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No.
001-11954) filed on February 26, 2008

10.28	**	-	Form of Vornado Realty Trust 2008 Out-Performance Plan Award Agreement – Incorporated	*
by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2008 (File No. 001-11954) filed on May 6, 2008

10.29	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Michael D.	*
Fascitelli, dated December 29, 2008. Incorporated by reference to Exhibit 10.47 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.30	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow,	*
dated December 29, 2008. Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

10.31	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.32	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.33	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.34	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan. Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010
_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.35	**	-	Employment Agreement between Vornado Realty Trust and Michael J. Franco, dated	*
September 24, 2010. Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-11954)
filed on November 2, 2010

10.36	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Stock Agreement. Incorporated by	*
reference to Exhibit 10.42 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.37	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement	*
Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.38	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement	*
Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.39	**	-	Letter Agreement between Vornado Realty Trust and Michelle Felman, dated December 21, 2010.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.40	**	-	Waiver and Release between Vornado Realty Trust and Michelle Felman, dated December 21,	*
2010. Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Annual Report
on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on
February 23, 2011

10.41	**	-	Revolving Credit Agreement dated as of June 8, 2011, by and among Vornado Realty L.P. as	*
borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and J.P. Morgan Chase Bank N.A., as Administrative Agent for the Banks.
Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Quarterly Report on
Form 10-Q for the quarter ended June 30, 2011 (File No. 001-11954) filed on August 1, 2011

10.42	**	-	Letter Agreement between Vornado Realty Trust and Christopher G. Kennedy, dated August 5,	*
2011. Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-11954) filed on November 3, 2011

10.43	**	-	Waiver and Release between Vornado Realty Trust and Christopher G. Kennedy, dated August 5,	*
2011. Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-11954) filed on November 3, 2011

10.44			Revolving Credit Agreement dated on November 7, 2011, by and among Vornado Realty L.P. as	*
borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A., as administrative agent for the Banks.
Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954) filed on November 11, 2011

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.45	**	-	Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2011

12		-	Computation of Ratios

21		-	Subsidiaries of the Registrant

23		-	Consent of Independent Registered Public Accounting Firm

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

______________________
	*		Incorporated by reference.
	**		Management contract or compensation agreement.