Form 10-K/A
period 2011-12-31
VORNADO REALTY TRUST
filed 2012-03-26
CIK 899689

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

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 24, 2012

Explanatory Note

In accordance with Rule 3-09 of Regulation S-X, Vornado Realty Trust (the “Registrant” or “Vornado”) is required to include in its Annual Report on Form 10-K for the year ended December 31, 2011, audited financial statements of Toys “R” Us, Inc. (“Toys”), an equity method investment in which Vornado owns approximately 32.7% of the common equity as of December 31, 2011.  On February 27, 2012, Vornado filed its Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission indicating on the cover page that it would file an amendment to its Form 10-K to include Toys’ audited financial statements and related disclosures as soon as practicable after they were available.

On March 21, 2012, Toys filed its Annual Report on Form 10-K for its fiscal year ended January 28, 2012.  Accordingly, Vornado is filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to its Form 10-K, filed on February 27, 2012, to incorporate by reference to this Amendment No. 1, Toys’ audited financial statements and related disclosures and to similarly include the consent of Deloitte & Touche LLP, Toys’ independent registered public accounting firm with respect to its report on such audited financial statements for the fiscal year ended January 28, 2012.

Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of Vornado’s original Form 10-K on February 27, 2012.  Accordingly, this Amendment No. 1 should be read in conjunction with Vornado’s original Form 10-K.

PART IV

Item 15.              Exhibits and financial statement Schedules

(a)     Vornado’s consolidated financial statements are set forth in Item 8 of Vornado’s Annual Report on Form 10-K filed on February 27, 2012 (the “Original Form 10-K”).

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of the Original Form 10-K.

II--Valuation and Qualifying Accounts--years ended December 31, 2011, 2010 and 2009

Page 180 of the Original Form 10-K.

III--Real Estate and Accumulated Depreciation as of December 31, 2011

Page 181 of the Original Form 10-K.

The consolidated financial statements of Toys R Us, Inc. are incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 001-11609), filed with the Securities and Exchange Commission on March 21, 2012.

See the exhibit index attached hereto and incorporated herein by reference.  The following exhibits listed on the exhibit index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K/A (Amendment No. 1).

Exhibits
12	Computation of Ratios – incorporated herein by reference to Exhibit 12 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2011 (File No. 001-11954), filed on February 27, 2012
21	Subsidiaries of Registrant – incorporated herein by reference to Exhibit 21 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2011 (File No. 001-11954), filed on February 27, 2012
23.1

Consent of Independent Registered Public Accounting Firm – incorporated herein by reference to Exhibit 23 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2011 (File No. 001-11954), filed on February 27, 2012

23.2	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
99.1

Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered Public Accounting Firm thereon and Notes to Such Consolidated Financial Statements. Incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 001-11609), filed with the Securities and Exchange Commission on March 21, 2012

(b)           See Exhibit Index attached to this Amendment No. 1.

(c)           The financial statements required by Rule 3-09 of Regulation S-X are listed as Exhibit 99.1 to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: March 26, 2012	By:	/s/ Joseph Macnow
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
thereof, and J.P. Morgan Chase Bank N.A., as Administrative Agent for the Banks.
Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Quarterly Report on
Form 10-Q for the quarter ended June 30, 2011 (File No. 001-11954) filed on August 1, 2011

10.42	**	-	Letter Agreement between Vornado Realty Trust and Christopher G. Kennedy, dated August 5,	*
2011. Incorporated by reference to Exhibit 10.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-11954) filed on
November 3, 2011

10.43	**	-	Waiver and Release between Vornado Realty Trust and Christopher G. Kennedy, dated August 5,	*
2011. Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-11954) filed on
November 3, 2011

10.44		-	Revolving Credit Agreement dated on November 7, 2011, by and among Vornado Realty L.P. as	*
borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A., as administrative agent for the Banks.
Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954) filed on November 11, 2011

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.45	**	-	Promissory Note from Steven Roth to Vornado Realty Trust, dated December 23, 2011.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust’s Form 10-K
for the year ended December 31, 2011 (File No. 001-11954), filed on February 27, 2012

12		-	Computation of Ratios – incorporated herein by reference to Exhibit 12 to Vornado Realty	*
Trust’s Form 10-K for the year ended December 31, 2011 (File No. 001-11954), filed on February 27, 2012

21		-	Subsidiaries of the Registrant – incorporated herein by reference to Exhibit 21 to Vornado Realty	*
Trust’s Form 10-K for the year ended December 31, 2011 (File No. 001-11954), filed on February 27, 2012

23.1		-	Consent of Independent Registered Public Accounting Firm – incorporated herein by reference	*
to Exhibit 23 to Vornado Realty Trust’s Form 10-K for the year ended December 31, 2011 (File No. 001-11954), filed on February 27, 2012

23.2		-	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

99.1		-	Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered Public	*
Accounting Firm thereon and Notes to Such Consolidated Financial Statements. Incorporated
herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (File No. 001-11609), filed with the Securities and Exchange
Commission on March 21, 2012

______________________
	*		Incorporated by reference.
	**		Management contract or compensation agreement.