Form 10-K
period 2012-12-31
VORNADO REALTY TRUST
filed 2013-02-26
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001‑11954

VORNADO REALTY TRUST

 (Exact name of Registrant as specified in its charter)

Maryland	22‑1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894‑7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Series A Convertible Preferred Shares of beneficial interest, no par value	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

6.75% Series F	New York Stock Exchange

6.625% Series G	New York Stock Exchange

6.75% Series H	New York Stock Exchange

6.625% Series I	New York Stock Exchange

6.875% Series J	New York Stock Exchange

5.70% Series K	New York Stock Exchange

5.40% Series L	New York Stock Exchange

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

YES ☐   NO ☒

The aggregate market value of the voting and non-voting common shares held by non‑affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $14,174,711,000 at June 30, 2012.

As of December 31, 2012, there were 186,734,711 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 2013.

		INDEX

	Item	Financial Information:	Page Number

PART I.	1.	Business	4

	1A.	Risk Factors	12

	1B.	Unresolved Staff Comments	25

	2.	Properties	25

	3.	Legal Proceedings	63

	4.	Mine Safety Disclosures	63

PART II.	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	64

	6.	Selected Financial Data	66

	7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	68

	7A.	Quantitative and Qualitative Disclosures about Market Risk	125

	8.	Financial Statements and Supplementary Data	126

	9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	182

	9A.	Controls and Procedures	182

	9B.	Other Information	184

PART III.	10.	Directors, Executive Officers and Corporate Governance(1)	184

	11.	Executive Compensation(1)	185

	12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters(1)	185

	13.	Certain Relationships and Related Transactions, and Director Independence(1)	185

	14.	Principal Accounting Fees and Services(1)	185

PART IV.	15.	Exhibits, Financial Statement Schedules	186

Signatures			187

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2012, portions of which are incorporated by reference herein.

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

PART I

ITEM 1.        BUSINESS

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at December 31, 2012.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2012, we own all or portions of:

New York:

•         19.7 million square feet of Manhattan office space in 31 properties and four residential properties containing 1,655 units;

•         2.2 million square feet of Manhattan street retail space in 49 properties;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         73 properties aggregating 19.1 million square feet, including 59 office properties aggregating 16.1 million square feet and seven residential properties containing 2,414 units;

Retail Properties:

•         114 strip shopping centers and single tenant retail assets aggregating 15.6 million square feet, primarily in the northeast states and California;

•         Six regional malls aggregating 5.2 million square feet, located in the northeast / mid-Atlantic states and Puerto Rico;

Other Real Estate and Related Investments:

•         The 3.5 million square foot Merchandise Mart in Chicago;

•         A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet, known as the Bank of America Center;

•         A 25.0% interest in Vornado Capital Partners, our $800 million real estate fund.  We are the general partner and investment manager of the fund;

•         A 32.6% interest in Toys “R” Us, Inc.;

•         A 10.7% interest in J.C. Penney Company, Inc. (NYSE: JCP); and

•         Other real estate and related investments and mortgage and mezzanine loans on real estate.

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

VorNADO CAPITAL PARTNERS REAL ESTATE FUND (The “FUND”)

In February 2011, the Fund’s subscription period closed with an aggregate of $800,000,000 of capital commitments, of which we committed $200,000,000.  We are the general partner and investment manager of the Fund, which has an eight-year term and a three-year investment period.  During the investment period, which concludes in July 2013, the Fund is our exclusive investment vehicle for all investments that fit within its investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) non-controlling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund’s investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

During 2012, the Fund made four investments (described below) aggregating $203,700,000.  As of December 31, 2012, the Fund has nine investments with an aggregate fair value of $600,786,000, or $67,642,000 in excess of cost, and has remaining unfunded commitments of $217,676,000, of which our share was $54,419,000.

          800 Corporate Pointe

On November 30, 2012, the Fund acquired 800 Corporate Pointe, a 243,000 square foot office building and the accompanying six-level parking structure (1,964 spaces) located in Culver City, Los Angeles, California, for $95,700,000 in cash.

          501 Broadway

On August 20, 2012, the Fund acquired 501 Broadway, a 9,000 square foot retail property in New York for $31,000,000.  The purchase price consisted of $11,000,000 in cash and a $20,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75%, with a floor of 3.50%, and has two one-year extension options.

          1100 Lincoln Road

On July 2, 2012, the Fund acquired 1100 Lincoln Road, a 167,000 square foot retail property, the western anchor of the Lincoln Road Shopping District in Miami Beach, Florida, for $132,000,000.  The purchase price consisted of $66,000,000 in cash and a $66,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% and has two one-year extension options.

          520 Broadway

On April 26, 2012, the Fund acquired 520 Broadway, a 112,000 square foot office building in Santa Monica, California for $61,000,000 in cash and subsequently placed a $30,000,000 mortgage loan on the property.  The three-year loan bears interest at LIBOR plus 2.25% and has two one-year extension options.

ACQUISITIONS and investments

Independence Plaza

In 2011, we acquired a 51% interest in the subordinated debt of Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan which has 54,500 square feet of retail space and 550 parking spaces, for $45,000,000 and a warrant to purchase 25% of the equity for $1,000,000.  On December 21, 2012, we acquired a 58.75% interest in the property as follows: (i) buying one of the equity partners’ 33.75% interest for $160,000,000, (ii) exercising our warrant for 25% of the equity and (iii) contributing the appreciated value of our interest in the subordinated debt as preferred equity.  In connection therewith, we recognized income of $105,366,000, comprised of $60,396,000 from the accelerated amortization of the discount on the subordinated debt immediately preceding the conversion to preferred equity, and a $44,970,000 purchase price fair value adjustment upon exercising the warrant.  The current transaction values the property at $844,800,000.  The property is currently encumbered by a $334,225,000 mortgage.  We expect to refinance the $334,225,000 mortgage in 2013, substantially decreasing our cash investment.  We manage the retail space at the property and Stellar Management, our partner, manages the residential space.

666 Fifth Avenue - Retail

On December 6, 2012, we acquired a retail condominium located at 666 Fifth Avenue at 53rd Street for $707,000,000 in cash. The property has 126 feet of frontage on Fifth Avenue and contains 114,000 square feet, 39,000 square feet in fee and 75,000 square feet by long-term lease from the 666 Fifth Avenue office condominium, which is 49.5% owned by us.

Marriott Marquis Times Square - Retail and Signage

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”), under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The Marriott Marquis with over 1,900 rooms is one of the largest hotels in Manhattan.  It is located in the heart of the bow-tie of Times Square and spans the entire block front from 45th Street to 46th Street on Broadway.  The Marriott Marquis is directly across from our 1540 Broadway iconic retail property leased to Forever 21 and Disney flagship stores.  We plan to spend over $140,000,000 to redevelop and substantially expand the existing retail space, including converting the below grade parking garage into retail, and creating six-story, 300 foot wide block front, dynamic LED signs.  During the term of the lease we will pay fixed rent equal to the sum of $12,500,000, plus a portion of the property’s net cash flow after we receive a 5.2% preferred return on our invested capital.  The lease contains put/call options which, if exercised, would lead to our ownership.  Host can exercise the put option during defined periods following the conversion of the project to a condominium.  We can exercise our call option under the same terms, at any time after the fifteenth year of the lease term.

Dispositions

Merchandise Mart

On December 31, 2012, we completed the sale of the Boston Design Center, a 554,000 square foot showroom building in Boston, Massachusetts, for $72,400,000 in cash, which resulted in a net gain of $5,252,000.

On July 26, 2012, we completed the sale of the Washington Design Center, a 393,000 square foot showroom building in Washington, DC, and the Canadian Trade Shows, for an aggregate of $103,000,000 in cash.  The sale of the Canadian Trade Shows resulted in an after-tax net gain of $19,657,000.

On June 22, 2012, we completed the sale of L.A. Mart, a 784,000 square foot showroom building in Los Angeles, California for $53,000,000, of which $18,000,000 was cash and $35,000,000 was nine-month seller financing at 6.0%, which was paid on December 28, 2012.

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

Washington, DC

On November 7, 2012, we completed the sale of three office buildings (“Reston Executive”) located in suburban Fairfax County, Virginia, containing 494,000 square feet for $126,250,000, which resulted in a net gain of $36,746,000.

On July 26, 2012, we completed the sale of 409 Third Street S.W., a 409,000 square foot office building in Washington, DC, for $200,000,000 in cash, which resulted in a net gain of $126,621,000.  This building is contiguous to the Washington Design Center and was sold to the same purchaser.

Retail Properties

On February 13, 2013, we entered into an agreement to sell the Plant, a power strip shopping center in San Jose, California, for $203,000,000.  The sale will result in net proceeds of approximately $93,000,000 after repaying the existing loan and closing costs, and a financial statement gain of approximately $33,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed by the second quarter of 2013.

On January 24, 2013, we completed the sale of the Green Acres Mall located in Valley Stream, New York, for $500,000,000, which resulted in net proceeds of $185,000,000, after repaying the existing loan and closing costs.  The financial statement gain of  $205,000,000 will be recognized in the first quarter of 2013 and the tax gain of $304,000,000 has been deferred as part of a like-kind exchange.

In 2012, we sold 12 non-core retail properties in separate transactions, for an aggregate of $157,000,000 in cash, which resulted in a net gain aggregating $22,266,000.  In addition, we have entered into an agreement to sell a building on Market Street, Philadelphia, which is part of the Gallery at Market East for $60,000,000, which will result in a net gain of approximately $35,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the first quarter of 2013.

Other

On January 24, 2013, LNR Property LLC (“LNR”) entered into a definitive agreement to be sold.  We own 26.2% of LNR and expect to receive net proceeds of approximately $241,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2013.

Financing Activities

Secured Debt

On November 16, 2012, we completed a $120,000,000 refinancing of 4 Union Square South, a 206,000 square foot Manhattan retail property. The seven-year loan bears interest at LIBOR plus 2.15% (2.36% at December 31, 2012) and amortizes based on a 30-year schedule beginning in the third year. We retained net proceeds of approximately $42,000,000, after repaying the existing loan and closing costs.

On November 8, 2012, we completed a $950,000,000 refinancing of 1290 Avenue of the Americas (70% owned), a 2.1 million square foot Manhattan office building. The 10-year fixed rate interest-only loan bears interest at 3.34%.  The partnership retained net proceeds of approximately $522,000,000, after repaying the existing loan and closing costs.

On August 17, 2012, we completed a $98,000,000 refinancing of 435 Seventh Avenue, a 43,000 square foot retail property in Manhattan. The seven-year loan bears interest at LIBOR plus 2.25% (2.46% at December 31, 2012). We retained net proceeds of approximately $44,000,000, after repaying the existing loan and closing costs.

On July 26, 2012, we completed a $150,000,000 refinancing of 2101 L Street, a 380,000 square foot office building located in Washington, DC. The 12-year fixed rate loan bears interest at 3.97% and amortizes based on a 30-year schedule beginning in the third year.

On March 5, 2012, we completed a $325,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property located on the entire Sixth Avenue block front between 32nd and 33rd Streets in Manhattan.  The building contains the 257,000 square foot Manhattan Mall and 848,000 square feet of office space.  The three-year loan bears interest at LIBOR plus 2.50% (2.71% at December 31, 2012) and has two one-year extension options.  We retained net proceeds of approximately $87,000,000, after repaying the existing loan and closing costs.

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

Financing Activities - CONTINUED

Preferred Securities

In July 2012 and January 2013, we sold an aggregate of $600,000,000 of cumulative redeemable preferred securities with a weighted average cost of 5.55%.  The net proceeds aggregating $581,824,000 were used primarily to redeem outstanding cumulative redeemable preferred securities with an aggregate face amount of $517,500,000 and a weighted average cost of 6.82%.  The details of these transactions are described below.

On February 19, 2013, we redeemed all of the outstanding 6.75% Series F Cumulative Redeemable Preferred Shares and 6.75% Series H Cumulative Redeemable Preferred Shares at par, for an aggregate of $262,500,000 in cash, plus accrued and unpaid dividends through the date of redemption.

On January 25, 2013, we sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  We retained aggregate net proceeds of $290,853,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).  Dividends on the Series L Preferred Shares are cumulative and payable quarterly in arrears.  The Series L Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we may redeem the Series L Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series L Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

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

On July 11, 2012, we sold 12,000,000 5.70% Series K Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  We retained aggregate net proceeds of $290,971,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 Series K Preferred Units (with economic terms that mirror those of the Series K Preferred Shares).  Dividends on the Series K Preferred Shares are cumulative and payable quarterly in arrears.  The Series K Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we may redeem the Series K Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption. The Series K Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

Development and Redevelopment Projects

In 2012, we commenced the re-tenanting and repositioning of 280 Park Avenue (50% owned), and the renovation of the 1.4 million square foot Springfield Mall, both of which are expected to be substantially completed in 2014.  We budgeted approximately $285,000,000 for these projects, of which $31,000,000 was expended in 2012 and $132,000,000 is expected to be expended in 2013 and the balance is expected to be expended in 2014.

During 2012, we completed the demolition of the existing residential building down to the second-level, at 220 Central Park South.

In addition, we continued lobby renovations at several of our office buildings in New York and Washington, as well as the re-tenanting and repositioning of a number of our strip shopping centers.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Hotel Pennsylvania and in Washington, including 1900 Crystal Drive, Rosslyn and Pentagon City.

In 2010, two of our wholly owned subsidiaries entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County is funding the development of the Facility, using the proceeds it received from the issuance of general obligation bonds and other sources, up to the development budget of $418,000,000 and maintains effective control of the property.  During the 17-year development and operating period, our subsidiaries will receive net settled payments of approximately $10,000,000 per year, which are net of a $36,000,000 annual obligation to the County.  Our subsidiaries’ obligation has been pledged by the County to the bondholders, but is payable by our subsidiaries only to the extent that they first receive at least an equal payment from the County.  Construction of the Facility is expected to be completed in 2013.  As of December 31, 2012, $379,658,000 of the $418,000,000 development budget was expended.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed on schedule or within budget.

sTop & SHop settlement

On February 6, 2013, we received $124,000,000 pursuant to a settlement agreement with Stop & Shop for our claim under a 1992 agreement which provided for additional annual rent of $6,000,000 for a period potentially through 2031.  The settlement terminates our right to receive this rent under the 1992 agreement and ends litigation between the parties, which started ten years ago.  In prior years, we recognized $47,900,000 of rental income under the agreement.  This settlement will result in $59,000,000 of net income that will be recognized in the first quarter of 2013.

SEGMENT DATA

We operate in the following business segments: New York, Washington, DC, Retail Properties, Merchandise Mart and Toys “R” Us (“Toys”).  Financial information related to these business segments for the years ended December 31, 2012, 2011 and 2010 is set forth in Note 26 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.  The Toys segment has 651 locations internationally.

SEASONALITY

Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings, cash flows and funds from operations, and therefore impacts comparisons of the current quarter to the previous quarter. The business of Toys is highly seasonal. Historically, Toys’ fourth quarter net income, which we record on a one-quarter lag basis in our first quarter, accounts for more than 80% of its fiscal year net income. The New York and Washington, DC segments have historically experienced higher utility costs in the first and third quarters of the year.  The Retail Properties segment revenue in the fourth quarter is typically higher due to the recognition of percentage and specialty rental income.

tenants ACCOUNTING FOR over 10% of revenues

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2012, 2011 and 2010.

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

Employees

As of December 31, 2012, we have approximately 4,428 employees, of which 327 are corporate staff. The New York segment has 3,308 employees, including 2,641 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York and Washington, DC properties and 516 employees at the Hotel Pennsylvania. The Washington, DC, Retail Properties and Merchandise Mart segments have 456, 110 and 227 employees, respectively. The foregoing does not include employees of partially owned entities, including Toys or Alexander’s, of which we own 32.6% and 32.4%, respectively.

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

•      changes in zoning laws and taxation;

•      government regulation;

•      consequences of any armed conflict involving, or terrorist attacks against, the United States;

•      potential liability under environmental or other laws or regulations;

•         natural disasters;

•      general competitive factors; and

•         climate changes.

The rents or sales proceeds we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.

Capital markets and economic conditions can materially affect our financial condition and results of operations and the value of our debt and equity securities.

There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy, which over the past few years have negatively affected substantially all businesses, including ours.  Demand for office and retail space may decline nationwide as it did in 2008 and 2009, due to bankruptcies, downsizing, layoffs and cost cutting.  Government action or inaction may adversely affect the state of the capital markets.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our debt and equity securities.

Real estate is a competitive business.

Our business segments – New York, Washington, DC, Retail Properties, Merchandise Mart and Toys – operate in a highly competitive environment. We have a large concentration of properties in the New York City metropolitan area and in the Washington, DC / Northern Virginia area. We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are. Principal factors of competition include rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population trends.

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

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) and underground storage tanks are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. Our predecessor companies may be subject to similar liabilities for activities of those companies in the past.  We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

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

The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel.  From time to time persons have asserted claims against us with respect to some of our properties under the ADA, but to date such claims have not resulted in any material expense or liability.  If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to shareholders.

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

In 2012, approximately 74% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City metropolitan areas and the Washington, DC / Northern Virginia area.  We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact these markets in either the short or long term. Declines in the economy or declines in real estate markets in these areas could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in these regions include:

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

We have significant investments in large metropolitan areas, including the New York, Washington, DC and San Francisco metropolitan areas. In the aftermath of a terrorist attack, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This, in turn, would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

Natural Disasters could have a concentrated impact on the areas where we operate and could adversely impact our results.

We have significant investments in large metropolitan areas, including the New York, Washington, DC and San Francisco metropolitan areas.  As much of our investments are concentrated along the Eastern Seaboard, natural disasters, such as those resulting from Superstorm Sandy, could impact several of our properties.  Additionally, natural disasters, including earthquakes, could impact several of our properties in other areas in which we operate.  Potentially adverse consequences of “global warming” could similarly have an impact on our properties.  As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance and to the risk of business interruption.  The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

We May Acquire or Sell Assets or Entities or Develop Properties. Our Failure or Inability to Consummate These Transactions or Manage the Results of These Transactions Could Adversely Affect Our Operations and Financial Results.

We have grown substantially since 2002 through acquisitions. We may not be able to maintain this growth and our failure to do so could adversely affect our stock price.

We have grown substantially since 2002, increasing our total assets from approximately $9.0 billion at December 31, 2002 to approximately $22.0 billion at December 31, 2012. We may not be able to maintain a similar rate of growth in the future or manage growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations as well as the amount of cash available for distributions to shareholders.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategy. We may not, however, succeed in consummating desired acquisitions or in completing developments on time or within budget. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. When we do pursue a project or acquisition, we may not succeed in leasing or selling newly-developed or acquired properties at rents or sales prices sufficient to cover costs of acquisition or development and operations.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of acquisition. Development of our existing properties presents similar risks.

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

We may not be permitted to dispose of certain properties or pay down the debt associated with those properties when we might otherwise desire to do so without incurring additional costs.  In addition, when we dispose of or sell assets, we may not be able to reinvest the sales proceeds and earn similar returns.

As part of an acquisition of a property, or a portfolio of properties, we may agree, and in the past have agreed, not to dispose of the acquired properties or reduce the mortgage indebtedness for a long-term period, unless we pay certain of the resulting tax costs of the seller. These agreements could result in us holding on to properties that we would otherwise sell and not pay down or refinance.  In addition, when we dispose of or sell assets, we may not be able to reinvest the sales proceeds and earn returns similar to those generated by the assets that were sold.

From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.

From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. These investments include but are not limited to, Alexander’s, Inc. (“Alexander’s”), Toys “R” Us (“Toys”), Lexington Realty Trust (“Lexington”), J.C. Penney Company, Inc. (“J.C. Penney”), and other equity and mezzanine investments. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from our primary lines of business including, without limitation, operating or managing toy stores and department stores. Consequently, investments in these businesses, among other risks, subjects us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses. From time to time we may make additional investments in or acquire other entities that may subject us to similar risks. Investments in entities over which we do not have sole control, including joint ventures, present additional risks such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing with those persons.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

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

Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal. Historically, Toys fourth quarter net income accounts for more than 80% of its fiscal year net income. In addition, our fiscal year ends on December 31 whereas, as is common for retailers, Toys’ fiscal year ends on the Saturday nearest to January 31. Therefore, we record our pro rata share of Toys’ net earnings on a one-quarter lag basis. For example, our financial results for the year ended December 31, 2012 include Toys’ financial results for its first, second and third quarters ended October 29, 2012, as well as Toys’ fourth quarter results of 2011. Because of the seasonality of Toys, our reported quarterly net income shows increased volatility. We may also, in the future and from time to time, invest in other businesses that may report financial results that are more volatile than our historical financial results.

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

We invest in mortgage loans and subordinated or mezzanine debt of certain entities that have significant real estate assets.

We invest, and may in the future invest, in mortgage loans and subordinated or mezzanine debt of certain entities that have significant real estate assets.  These investments are either secured by the real property or by pledges of the equity interests of the entities owning the underlying real estate.  If a borrower defaults on debt to us or on debt senior to us, or declares bankruptcy, we may not be able to recover some or all of our investment.  In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments.  The value of the assets securing or supporting our investments could deteriorate over time due to factors beyond our control, including acts or omissions by owners, changes in business, economic or market conditions, or foreclosure.  Such deteriorations in value may result in the recognition of impairment losses and/or valuation allowances on our statements of income.  As of December 31, 2012, our investments in mortgage and mezzanine debt securities have an aggregate carrying amount of $225,359,000.

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

We invest in marketable equity securities.  The value of these investments may decline as a result of operating performance or economic or market conditions.

We invest in marketable equity securities of publicly-traded companies, such as J.C. Penney.  As of December 31, 2012, our marketable securities have an aggregate carrying amount of $398,188,000, at market.  Significant declines in the value of these investments due to, among other reasons, operating performance or economic or market conditions, may result in the recognition of impairment losses which could be material.

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

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of Class A units of the Operating Partnership, including Vornado. Thus, Vornado’s ability to pay cash dividends to its shareholders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to holders of its Class A units, including Vornado.  As of December 31, 2012, there were four series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $101,095,000.

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

As of December 31, 2012, we had approximately $14.7 billion of total debt outstanding, including our pro rata share of debt of partially owned entities, and excluding $25.4 billion for our pro rata share of LNR’s liabilities related to its consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us.  Our ratio of total debt to total enterprise value was approximately 46%. When we say “enterprise value” in the preceding sentence, we mean market equity value of our common and preferred securities plus total debt outstanding, including our pro rata share of debt of partially owned entities, and excluding LNR’s liabilities related to its consolidated CMBS and CDO trusts.  In the future, we may incur additional debt to finance acquisitions or property developments and thus increase our ratio of total debt to total enterprise value. If our level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on our obligations that could adversely affect our financial condition and results of operations. In addition, in a rising interest rate environment, the cost of existing variable rate debt and any new debt or other market rate security or instrument may increase.  Furthermore, we may not be able to refinance existing indebtedness in sufficient amounts or on acceptable terms.

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

As of December 31, 2012, Interstate Properties, a New Jersey general partnership, and its partners owned an aggregate of approximately 6.5% of the common shares of Vornado and 26.3% of the common stock of Alexander’s, which is described below.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Vornado, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s.

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

As of December 31, 2012, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has six properties, which are located in the greater New York metropolitan area.  In addition to the 2.1% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.3% of the outstanding common stock of Alexander’s as of December 31, 2012. Mr. Roth is the Chairman of the Board of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s and general partners of Interstate Properties.  Michael D. Fascitelli is the President and Chief Executive Officer of Vornado and the President of Alexander’s and Dr. Richard West is a trustee of Vornado and a director of Alexander’s.  In addition, Joseph Macnow, our Executive Vice President and Chief Financial Officer, holds the same position with Alexander’s.  Alexander’s common stock is listed on the New York Stock Exchange under the symbol “ALX.”

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

•         changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

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

•         general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;

•         domestic and international economic factors unrelated to our performance; and

•         all other risk factors addressed elsewhere in this Annual Report on the Form 10-K.

A significant decline in our stock price could result in substantial losses for shareholders.

Vornado has many shares available for future sale, which could hurt the market price of its shares.

The interests of our current shareholders could be diluted if we issue additional equity securities. As of December 31, 2012, we had authorized but unissued, 63,265,289 common shares of beneficial interest, $.04 par value and 58,766,023 preferred shares of beneficial interest, no par value; of which 20,705,537 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units.  Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions.  In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration.  We cannot predict the effect that future sales of our common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our outstanding shares.

Increased interest rates may hurt the value of our common and preferred shares.

We believe that investors consider the distribution rate on REIT shares, expressed as a percentage of the price of the shares, relative to interest rates as an important factor in deciding whether to buy or sell the shares. If interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would likely increase our borrowing costs and might decrease funds available for distribution. Thus, higher interest rates could cause the market price of our common and preferred shares to decline.

Item 1b.     unresolved staff comments

There are no unresolved comments from the staff of the Securities Exchange Commission as of the date of this Annual Report on Form 10-K.

Item 2.        Properties

We operate in five business segments:  New York, Washington, DC, Retail Properties, Merchandise Mart and Toys “R” Us.  The following pages provide details of our real estate properties.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
NEW YORK:
Penn Plaza:
One Penn Plaza								BMG Columbia House, Cisco, MWB Leasing,
(ground leased through 2098)								Parsons Brinkerhoff, United Health Care,
								United States Customs Department,
-Office	100.0%	93.8%	$55.30	2,233,000	2,233,000	-		URS Corporation Group Consulting
-Retail	100.0%	99.6%	120.38	269,000	269,000	-		Bank of America, Footaction, Kmart Corporation
	100.0%	94.4%	62.29	2,502,000	2,502,000	-	$-

Two Penn Plaza								LMW Associates, EMC, Forest Electric, IBI,
-Office	100.0%	98.4%	49.88	1,560,000	1,560,000	-		Madison Square Garden, McGraw-Hill Companies, Inc.
-Retail	100.0%	53.1%	172.76	50,000	50,000	-		Chase Manhattan Bank
	100.0%	97.0%	53.70	1,610,000	1,610,000	-	425,000

Eleven Penn Plaza
-Office	100.0%	100.0%	55.84	1,082,000	1,082,000	-		Macy's, Madison Square Garden, Rainbow Media Holdings
-Retail	100.0%	96.1%	152.94	17,000	17,000	-		PNC Bank National Association
	100.0%	99.9%	57.35	1,099,000	1,099,000	-	330,000

100 West 33rd Street
-Office	100.0%	88.4%	49.90	836,000	836,000	-	223,242	Draftfcb

Manhattan Mall
-Retail	100.0%	96.1%	115.09	256,000	256,000	-	101,758	JCPenney, Aeropostale, Express, Victoria's Secret

330 West 34th Street
(ground leased through 2148 - 34.8%
ownership interest in the land)
-Office	100.0%	100.0%	33.11	622,000	377,000	245,000		City of New York
-Retail	100.0%	-	-	13,000	-	13,000
	100.0%	100.0%	33.11	635,000	377,000	258,000	50,150

435 Seventh Avenue
-Retail	100.0%	100.0%	240.18	43,000	43,000	-	98,000	Hennes & Mauritz

7 West 34th Street
-Retail	100.0%	100.0%	203.75	21,000	21,000	-	-	Express

484 Eighth Avenue
-Retail	100.0%	80.6%	69.09	16,000	16,000	-	-	T.G.I. Friday's

431 Seventh Avenue
-Retail	100.0%	100.0%	54.33	10,000	10,000	-	-

488 Eighth Avenue
-Retail	100.0%	100.0%	63.93	6,000	6,000	-	-

Total Penn Plaza				7,034,000	6,776,000	258,000	1,228,150

ITEM 2.                PROPERTIES - Continued

			Weighted		Square Feet
			Average				Under Development
	%	%	Annual Rent		Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)		Property	In Service	for Lease	(in thousands)	Major Tenants
NEW YORK (Continued):
Midtown East:
909 Third Avenue									J.P. Morgan Securities Inc., CMGRP Inc.,
(ground leased through 2063)									Forest Laboratories, Geller & Company, Morrison Cohen LLP,
									Robeco USA Inc., United States Post Office,
-Office	100.0%	98.5%	$55.59	(2)	1,343,000	1,343,000	-	$199,198	The Procter & Gamble Distributing LLC.

150 East 58th Street									Castle Harlan, Tournesol Realty LLC. (Peter Marino),
-Office	100.0%	96.7%	62.51		535,000	535,000	-		Various showroom tenants
-Retail	100.0%	100.0%	168.76		2,000	2,000	-
	100.0%	96.8%	62.90		537,000	537,000	-	-

715 Lexington
(ground leased through 2041)
-Retail	100.0%	100.0%	221.85		23,000	23,000	-	-	New York & Company, Zales

968 Third Avenue
-Retail	50.0%	100.0%	209.66		6,000	6,000	-	-	Capital One Financial Corporation

Total Midtown East					1,909,000	1,909,000	-	199,198

Midtown West:
888 Seventh Avenue
(ground leased through 2067)									New Line Realty, Soros Fund, TPG-Axon Capital,
-Office	100.0%	96.3%	81.58		860,000	860,000	-		Vornado Executive Headquarters
-Retail	100.0%	100.0%	100.37		15,000	15,000	-		Redeye Grill L.P.
	100.0%	96.4%	81.90		875,000	875,000	-	318,554

1740 Broadway
-Office	100.0%	100.0%	64.01		583,000	583,000	-		Davis & Gilbert, Limited Brands
-Retail	100.0%	100.0%	31.50		19,000	19,000	-		Brasserie Cognac, Citibank
	100.0%	100.0%	62.98		602,000	602,000	-	-

57th Street
-Office	50.0%	100.0%	55.78		135,000	135,000	-		Various
-Retail	50.0%	79.8%	52.88		53,000	53,000	-
	50.0%	94.3%	54.96		188,000	188,000	-	20,434

825 Seventh Avenue
-Office	50.0%	100.0%	45.44		165,000	165,000	-		Young & Rubicam
-Retail	100.0%	100.0%	234.47		4,000	4,000	-		Lindy's
		100.0%	49.91		169,000	169,000	-	19,554

Total Midtown West					1,834,000	1,834,000	-	358,542

Park Avenue:
280 Park Avenue									Cohen & Steers Inc., Credit Suisse (USA) Inc.,
-Office	49.5%	100.0%	86.59		1,198,000	668,000	530,000		General Electric Capital Corp., Investcorp International Inc.
-Retail	49.5%	100.0%	127.11		18,000	12,000	6,000		Scottrade Inc.
	49.5%	100.0%	87.19		1,216,000	680,000	536,000	738,228

350 Park Avenue									Kissinger Associates Inc., Ziff Brothers Investment Inc.,
-Office	100.0%	96.0%	83.59		550,000	550,000	-		MFA Financial Inc., M&T Bank
-Retail	100.0%	100.0%	183.90		17,000	17,000	-		Fidelity Investment, AT&T Wireless, Valley National Bank
	100.0%	96.1%	86.59		567,000	567,000	-	300,000

Total Park Avenue					1,783,000	1,247,000	536,000	1,038,228

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average				Under Development
	%	%	Annual Rent	Total			or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property		In Service	for Lease	(in thousands)	Major Tenants
NEW YORK (Continued):
Grand Central:
90 Park Avenue									Alston & Bird, Amster, Rothstein & Ebenstein,
-Office	100.0%	96.6%	$62.71	891,000		891,000	-		Capital One, First Manhattan Consulting
-Retail	100.0%	100.0%	85.48	26,000		26,000	-		Citibank
		96.7%	63.35	917,000		917,000	-	$-

330 Madison Avenue									Acordia Northeast Inc., Artio Global Management,
									Dean Witter Reynolds Inc., GPFT Holdco LLC,
-Office	25.0%	92.9%	62.04	790,000		790,000	-		HSBC Bank AFS, Jones Lang LaSalle Inc.
-Retail	25.0%	98.4%	141.09	33,000		33,000	-		Ann Taylor Retail Inc., Citibank
	25.0%	93.2%	65.21	823,000		823,000	-	150,000

510 Fifth Avenue
-Retail	100.0%	91.0%	128.57	64,000		64,000	-	31,253	Joe Fresh

Total Grand Central				1,804,000		1,804,000	-	181,253

Madison/Fifth:
640 Fifth Avenue									ROC Capital Management LP, Citibank,
									Fidelity Investments, Janus Capital Group Inc.,
									GSL Enterprises Inc., Scout Capital Management,
-Office	100.0%	100.0%	77.49	262,000		262,000	-		Legg Mason Investment Counsel
-Retail	100.0%	100.0%	238.12	62,000		62,000	-		Citibank, Hennes & Mauritz
	100.0%	100.0%	108.23	324,000		324,000	-	-

666 Fifth Avenue									Citibank, Fulbright & Jaworski,
-Office (Office Condo)	49.5%	85.3%	73.76	1,362,000		1,362,000	-		Integrated Holding Group, Vinson & Elkins LLP
-Retail (Office Condo)	49.5%	88.2%	164.45	52,000		52,000	-		HSBC Bank USA
-Retail (Retail Condo)	100.0%	100.0%	344.36	113,000	(3)	113,000	-		Uniqlo, Hollister, Swatch
		86.5%	96.87	1,527,000		1,527,000	-	1,109,700

595 Madison Avenue									Beauvais Carpets, Levin Capital Strategies LP,
-Office	100.0%	93.4%	67.97	292,000		292,000	-		Cosmetech Mably Int'l LLC.
-Retail	100.0%	100.0%	441.53	30,000		30,000	-		Coach, Prada
	100.0%	94.0%	102.77	322,000		322,000	-	-

689 Fifth Avenue
-Office	100.0%	75.5%	73.68	75,000		75,000	-		Yamaha Artist Services Inc.
-Retail	100.0%	100.0%	594.07	17,000		17,000	-		MAC Cosmetics, Massimo Dutti
	100.0%	80.0%	169.84	92,000		92,000	-	-

Total Madison/Fifth				2,265,000		2,265,000	-	1,109,700

United Nations:
866 United Nations Plaza									Fross Zelnick, Mission of Japan,
-Office	100.0%	98.5%	53.29	354,000		354,000	-		The United Nations, Mission of Finland
-Retail	100.0%	96.9%	79.85	6,000		6,000	-		Citibank
	100.0%	98.5%	53.73	360,000		360,000	-	44,978

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
NEW YORK (Continued):
Midtown South:
770 Broadway
-Office	100.0%	100.0%	$58.24	943,000	943,000	-		AOL, J. Crew, Structure Tone, Nielsen Company (US) Inc.
-Retail	100.0%	100.0%	56.04	166,000	166,000	-		Anne Taylor Retail Inc., Bank of America, Kmart Corporation
	100.0%	100.0%	57.91	1,109,000	1,109,000	-	$353,000

One Park Avenue								Coty Inc., New York University,
-Office	30.3%	94.9%	43.51	861,000	861,000	-		Public Service Mutual Insurance
-Retail	30.3%	90.3%	57.69	79,000	79,000	-		Bank of Baroda, Citibank, Equinox One Park Avenue Inc.
	30.3%	94.5%	44.70	940,000	940,000	-	250,000

4 Union Square South
-Retail	100.0%	100.0%	79.35	206,000	206,000	-	120,000	Burlington Coat Factory, Whole Foods Market, DSW, Forever 21

692 Broadway
-Retail	100.0%	100.0%	46.50	35,000	35,000	-	-	Equinox

Total Midtown South				2,290,000	2,290,000	-	723,000

Rockefeller Center:
1290 Avenue of the Americas								AXA Equitable Life Insurance, Bank of New York Mellon,
								Broadpoint Gleacher Securities Group, Bryan Cave LLP,
								Microsoft Corporation, Morrison & Foerster LLP,
								Warner Music Group, Cushman & Wakefield, Fitzpatrick,
-Office	70.0%	95.0%	71.34	2,037,000	2,037,000	-		Cella, Harper & Scinto, Columbia University
-Retail	70.0%	88.2%	111.72	65,000	65,000	-		Duane Reade, JPMorgan Chase Bank, Sovereign Bank
	70.0%	94.8%	72.59	2,102,000	2,102,000	-	950,000

608 Fifth Avenue
(ground leased through 2026)
-Office	100.0%	80.5%	52.50	91,000	91,000	-
-Retail	100.0%	94.0%	178.08	30,000	30,000	-		Lacoste
	100.0%	85.4%	83.64	121,000	121,000	-	-

Total Rockefeller Center				2,223,000	2,223,000	-	950,000

Wall Street/Downtown:
20 Broad Street
(ground leased through 2081)
-Office	100.0%	99.3%	52.12	472,000	472,000	-	-	New York Stock Exchange

40 Fulton Street
-Office	100.0%	96.3%	36.06	244,000	244,000	-		Graphnet Inc., Market News International Inc., Sapient Corp.
-Retail	100.0%	100.0%	28.46	8,000	8,000	-		Duane Reade
	100.0%	96.5%	35.82	252,000	252,000	-	-

Total Wall Street/Downtown				724,000	724,000	-	-

Times Square:
1540 Broadway								Forever 21, Planet Hollywood, Disney
-Retail	100.0%	98.1%	147.46	160,000	160,000	-	-	MAC Cosmetics

1535 Broadway (Marriott Marquis - retail and signage)
-Retail	100.0%	-	-	64,000	-	64,000	-

Total Times Square				224,000	160,000	64,000	-

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
NEW YORK (Continued):
Soho:
478-486 Broadway
-Retail	100.0%	100.0%	$126.93	85,000	85,000	-	$-	Top Shop, Madewell, J. Crew

155 Spring Street
-Retail	100.0%	93.8%	89.60	48,000	48,000	-	-	Sigrid Olsen

148 Spring Street
-Retail	100.0%	100.0%	99.02	7,000	7,000	-	-

150 Spring Street
-Retail	100.0%	100.0%	155.34	7,000	7,000	-	-	Sandro

Total Soho				147,000	147,000	-	-

Upper East Side:
828-850 Madison Avenue
-Retail	100.0%	100.0%	492.12	18,000	18,000	-	80,000	Gucci, Chloe, Cartier

677-679 Madison Avenue
-Retail	100.0%	100.0%	416.52	8,000	8,000	-	-	Anne Fontaine

40 East 66th Street
-Retail	100.0%	100.0%	492.68	11,000	11,000	-	-	Dennis Basso, Nespresso USA, J. Crew

1131 Third Avenue
-Retail	100.0%	-	-	25,000	-	25,000	-

Total Upper East Side				62,000	37,000	25,000	80,000

New Jersey:
Paramus
-Office	100.0%	85.7%	23.35	128,000	128,000	-	-	Vornado's Administrative Headquarters

Washington D.C.:
3040M Street
-Retail	100.0%	100.0%	53.05	42,000	42,000	-	-	Nike, Barneys

New York Office:

Total		94.6%	$60.29	20,504,000	19,729,000	775,000	$5,482,038

Vornado's Ownership Interest		95.9%	$60.17	17,259,000	16,751,000	508,000	$4,143,072

New York Retail:

Total		96.7%	$182.92	2,325,000	2,217,000	108,000	$431,011

Vornado's Ownership Interest		96.8%	$147.28	2,162,000	2,057,000	105,000	$431,011

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
NEW YORK (Continued):
ALEXANDER'S, INC.:
New York:
731 Lexington Avenue, Manhattan
-Office	32.4%	100.0%	$93.02	885,000	885,000	-	$327,425	Bloomberg
-Retail	32.4%	100.0%	164.35	174,000	174,000	-	320,000	Hennes & Mauritz, The Home Depot, The Container Store
		100.0%	104.74	1,059,000	1,059,000	-	647,425

Rego Park I, Queens (4.8 acres)	32.4%	100.0%	36.36	343,000	343,000	-	78,246	Sears, Burlington Coat Factory, Bed Bath & Beyond, Marshalls

Rego Park II (adjacent to Rego Park I),
Queens (6.6 acres)	32.4%	96.8%	40.02	610,000	610,000	-	272,245	Century 21, Costco, Kohl's, TJ Maxx, Toys "R" Us

Flushing, Queens (4) (1.0 acre)	32.4%	100.0%	15.74	167,000	167,000	-	-	New World Mall LLC

New Jersey:
Paramus, New Jersey
(30.3 acres ground leased to IKEA	32.4%	100.0%	-	-	-	-	68,000	IKEA (ground lessee)
through 2041)

Property to be Developed:
Rego Park III (adjacent to Rego Park II),	32.4%	-	-	-	-	-	-
Queens, NY (3.4 acres)

Total Alexander's		99.1%	68.66	2,179,000	2,179,000	-	1,065,916

Hotel Pennsylvania:
-Hotel (1700 Keys)	100.0%	-	-	1,400,000	1,400,000	-	-

Residential:
50/70W 93rd Street (327 units)	49.9%	95.1%	-	284,000	284,000	-	45,825

Independence Plaza, Tribeca (1,328 units)
-Residential	58.8%	97.3%	-	1,190,000	1,190,000	-
-Retail	58.8%	100.0%	70.21	54,000	54,000	-
				1,244,000	1,244,000	-	334,225

Total Residential				1,528,000	1,528,000	-	380,050

New York Segment:

Total		95.3%	$68.73	27,936,000	27,053,000	883,000	$7,359,015

Vornado's Ownership Interest		96.2%	$69.70	22,400,000	21,787,000	613,000	$4,804,438

(1)			Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

(2)			Excludes US Post Office leased through 2038 (including five five-year renewal options) for which the annual escalated rent is $9.90 PSF.

(3)			75,000 square feet is leased from the office condo.

(4)			Leased by Alexander's through January 2037.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
WASHINGTON, DC:
Crystal City:
2011-2451 Crystal Drive - 5 buildings	100.0%	85.0%	$42.65	2,313,000	2,313,000	-	$270,922	General Services Administration, Lockheed Martin,
								Conservation International, Smithsonian Institution,
								Natl. Consumer Coop. Bank, Council on Foundations,
								Vornado / Charles E. Smith Headquarters,
								KBR, General Dynamics, Scitor Corp.,
								Food Marketing Institute, DRS Technologies

S. Clark Street / 12th Street - 5 buildings	100.0%	74.9%	42.40	1,527,000	1,527,000	-	87,221	General Services Administration,
								SAIC, Inc., Boeing, L-3 Communications,
								The Int'l Justice Mission

1550-1750 Crystal Drive /	100.0%	91.5%	41.18	1,484,000	1,259,000	225,000	117,390	General Services Administration,
241-251 18th Street - 4 buildings								Alion Science & Technologies, Booz Allen,
								Arete Associates, Battelle Memorial Institute

1800, 1851 and 1901 South Bell Street	100.0%	95.5%	39.30	870,000	507,000	363,000	-	General Services Administration,
- 3 buildings								Lockheed Martin

2100 / 2200 Crystal Drive - 2 buildings	100.0%	98.6%	33.16	529,000	529,000	-	-	General Services Administration,
								Public Broadcasting Service

223 23rd Street / 2221 South Clark Street	100.0%	100.0%	39.57	309,000	84,000	225,000	-	General Services Administration
- 2 buildings

2001 Jefferson Davis Highway	100.0%	72.0%	35.94	162,000	162,000	-	-	National Crime Prevention, Institute for Psychology

Crystal City Shops at 2100	100.0%	60.8%	31.52	81,000	81,000	-	-	Various

Crystal Drive Retail	100.0%	94.5%	45.74	57,000	57,000	-	-	Various

Total Crystal City	100.0%	85.5%	40.81	7,332,000	6,519,000	813,000	475,533

Central Business District:
Universal Buildings	100.0%	90.8%	43.39	682,000	682,000	-	93,226	Family Health International
1825-1875 Connecticut Avenue, NW
- 2 buildings

Warner Building - 1299 Pennsylvania	55.0%	64.5%	61.25	612,000	612,000	-	292,700	Baker Botts LLP, General Electric, Cooley LLP
Avenue, NW

2101 L Street, NW	100.0%	97.7%	61.71	380,000	380,000	-	150,000	Greenberg Traurig, LLP, US Green Building Council,
								American Insurance Association, RTKL Associates,
								Cassidy & Turley

1750 Pennsylvania Avenue, NW	100.0%	85.4%	46.89	277,000	277,000	-	-	General Services Administration, UN Foundation, AOL

1150 17th Street, NW	100.0%	85.9%	46.06	240,000	240,000	-	28,728	American Enterprise Institute

Bowen Building - 875 15th Street, NW	100.0%	96.7%	64.83	231,000	231,000	-	115,022	Paul, Hastings, Janofsky & Walker LLP,
								Millennium Challenge Corporation

1101 17th Street, NW	55.0%	86.5%	45.85	215,000	215,000	-	31,000	AFSCME

1730 M Street, NW	100.0%	86.0%	44.84	203,000	203,000	-	14,853	General Services Administration

ITEM 2.                PROPERTIES - Continued

				Weighted	Square Feet
				Average			Under Development
	%		%	Annual Rent	Total		or Not Available		Encumbrances
Property	Ownership		Occupancy	PSF (1)	Property	In Service	for Lease		(in thousands)	Major Tenants
WASHINGTON, DC (Continued):
1726 M Street, NW	100.0%		97.5%	$40.78	91,000	91,000	-		$-	Aptima, Inc., Nelnet Corporation

Waterfront Station	2.5%		-	-	1,058,000	-	1,058,000	*	-

1501 K Street, NW	5.0%		98.4%	59.60	380,000	380,000	-		-	Sidley Austin LLP, UBS

1399 New York Avenue, NW	100.0%		76.4%	79.21	128,000	128,000	-		-	Bloomberg

Total Central Business District			87.0%	52.61	4,497,000	3,439,000	1,058,000		725,529

I-395 Corridor:
Skyline Place - 7 buildings	100.0%		50.2%	34.13	2,125,000	2,125,000	-		564,901	General Services Administration, SAIC, Inc., Analytic Services
										Northrop Grumman, Axiom Resource Management,
										Booz Allen, Jacer Corporation, Intellidyne, Inc.

One Skyline Tower	100.0%		100.0%	32.80	518,000	518,000	-		140,056	General Services Administration

Total I-395 Corridor	100.0%		60.0%	33.69	2,643,000	2,643,000	-		704,957

Rosslyn / Ballston:
2200 / 2300 Clarendon Blvd	100.0%		90.8%	41.93	635,000	635,000	-		47,353	Arlington County, General Services Administration,
(Courthouse Plaza) - 2 buildings										AMC Theaters
(ground leased through 2062)

Rosslyn Plaza - Office - 4 buildings	46.2%		79.0%	36.93	733,000	733,000	-		-	General Services Administration, Corporate Executive Board

Total Rosslyn / Ballston			86.7%	40.24	1,368,000	1,368,000	-		47,353

Reston:
Commerce Executive - 3 buildings	100.0%	`	90.7%	29.96	418,000	399,000	19,000	*	-	L-3 Communications, Allworld Language Consultants,
										BT North America

Rockville/Bethesda:
Democracy Plaza One	100.0%		86.8%	31.36	216,000	216,000	-		-	National Institutes of Health
(ground leased through 2084)

Tysons Corner:
Fairfax Square - 3 buildings	20.0%		82.2%	38.68	533,000	533,000	-		70,127	Dean & Company, Womble Carlyle

Pentagon City:
Fashion Centre Mall	7.5%		99.2%	40.21	819,000	819,000	-		410,000	Macy's, Nordstrom

Washington Tower	7.5%		100.0%	45.18	170,000	170,000	-		40,000	The Rand Corporation

Total Pentagon City			99.3%	41.06	989,000	989,000	-		450,000

Total Washington, DC office properties			82.2%	$42.13	17,996,000	16,106,000	1,890,000		$2,473,499

Vornado's Ownership Interest			81.2%	$41.57	14,495,000	13,637,000	858,000		$1,855,482

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available		Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease		(in thousands)	Major Tenants
WASHINGTON, DC (Continued):
Residential:
For rent residential:
Riverhouse - 3 buildings (1,670 units)	100.0%	98.0%	$-	1,802,000	1,802,000	-		$259,546

West End 25 (283 units)	100.0%	97.5%	-	271,000	271,000	-		101,671

220 20th Street (265 units)	100.0%	97.4%	-	273,000	273,000	-		73,939

Rosslyn Plaza - 2 buildings (196 units)	43.7%	97.8%	-	253,000	253,000	-		-

Total Residential		97.9%	-	2,599,000	2,599,000	-		435,156

Other:
Crystal City Hotel	100.0%	100.0%	-	266,000	266,000	-		-

Warehouses - 3 buildings	100.0%	100.0%	-	214,000	160,000	54,000	*	-

Other - 3 buildings	100.0%	100.0%	-	11,000	9,000	2,000	*	-

Total Other		100.0%		491,000	435,000	56,000		-

Total Washington, DC Properties		84.8%	$42.13	21,086,000	19,140,000	1,946,000		$2,908,655

Vornado's Ownership Interest		84.1%	$41.57	17,444,000	16,529,000	915,000		$2,290,639

* We do not capitalize interest or real estate taxes on this space.

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available		Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease		(in thousands)		Major Tenants
RETAIL PROPERTIES:
STRIP SHOPPING CENTERS:
New Jersey:
Wayne Town Center, Wayne	100.0%	100.0%	$29.60	717,000	29,000	287,000	401,000		$-		J. C. Penney, Dick's Sporting Goods (lease not commenced)
(ground leased through 2064)

North Bergen (Tonnelle Avenue)	100.0%	100.0%	24.20	410,000	204,000	206,000	-		75,000		Wal-Mart, BJ's Wholesale Club

Totowa	100.0%	100.0%	19.01	271,000	177,000	94,000	-		25,217	(2)	The Home Depot, Bed Bath & Beyond, Marshalls

Garfield	100.0%	100.0%	26.80	305,000	21,000	149,000	135,000		-		Wal-Mart

Bricktown	100.0%	94.2%	17.74	279,000	276,000	3,000	-		32,525	(2)	Kohl's, ShopRite, Marshalls

Union (Route 22 and Morris Avenue)	100.0%	99.4%	24.97	276,000	113,000	163,000	-		32,916	(2)	Lowe's, Toys "R" Us

Hackensack	100.0%	72.5%	22.61	275,000	269,000	6,000	-		41,283	(2)	The Home Depot

Bergen Town Center - East, Paramus	100.0%	100.0%	34.15	269,000	26,000	167,000	76,000		-		Lowe's, REI

East Hanover (240 Route 10 West)	100.0%	96.8%	17.83	267,000	261,000	6,000	-		29,010	(2)	The Home Depot, Dick's Sporting Goods, Marshalls

Cherry Hill	100.0%	96.3%	13.72	263,000	64,000	199,000	-		14,115	(2)	Wal-Mart, Toys "R" Us

Jersey City	100.0%	100.0%	21.79	236,000	66,000	170,000	-		20,642	(2)	Lowe's, P.C. Richard & Son

East Brunswick (325 - 333 Route 18 South)	100.0%	100.0%	16.15	232,000	222,000	10,000	-		25,328	(2)	Kohl's, Dick's Sporting Goods, P.C. Richard & Son,
											T.J. Maxx

Union (2445 Springfield Avenue)	100.0%	100.0%	17.85	232,000	232,000	-	-		29,010	(2)	The Home Depot

Middletown	100.0%	95.9%	13.93	231,000	179,000	52,000	-		17,685	(2)	Kohl's, Stop & Shop

Woodbridge	100.0%	83.9%	22.29	227,000	87,000	140,000	-		21,033	(2)	Wal-Mart

North Plainfield	100.0%	100.0%	17.72	219,000	7,000	-	212,000		-
(ground leased through 2060)

Marlton	100.0%	100.0%	13.33	213,000	209,000	4,000	-		17,574	(2)	Kohl's (3), ShopRite, PetSmart

Manalapan	100.0%	100.0%	15.98	208,000	206,000	2,000	-		21,423	(2)	Best Buy, Bed Bath & Beyond, Babies "R" Us

East Rutherford	100.0%	100.0%	34.22	197,000	42,000	155,000	-		13,836	(2)	Lowe's

East Brunswick (339-341 Route 18 South)	100.0%	100.0%	-	196,000	33,000	163,000	-		11,995	(2)	Lowe's, LA Fitness (lease not commenced)

Bordentown	100.0%	80.4%	7.25	179,000	83,000	-	96,000	*	-		ShopRite

Morris Plains	100.0%	97.2%	20.59	177,000	176,000	1,000	-		21,758	(2)	Kohl's, ShopRite

Dover	100.0%	88.1%	11.96	173,000	167,000	6,000	-		13,389	(2)	ShopRite, T.J. Maxx

Delran	100.0%	7.2%	-	171,000	40,000	3,000	128,000	*	-

Lodi (Route 17 North)	100.0%	100.0%	11.24	171,000	171,000	-	-		11,548	(2)	National Wholesale Liquidators

Watchung	100.0%	93.9%	23.74	170,000	54,000	116,000	-		15,342	(2)	BJ's Wholesale Club

Lawnside	100.0%	100.0%	14.11	145,000	142,000	3,000	-		10,879	(2)	The Home Depot, PetSmart

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease	(in thousands)		Major Tenants
RETAIL PROPERTIES (Continued):
Hazlet	100.0%	100.0%	$2.64	123,000	123,000	-	-	$-		Stop & Shop

Kearny	100.0%	43.5%	16.11	104,000	91,000	13,000	-	-		Marshalls

Lodi (Washington Street)	100.0%	64.2%	23.99	85,000	85,000	-	-	8,940		Rite Aid

Carlstadt (ground leased through 2050)	100.0%	90.7%	22.42	78,000	78,000	-	-	-		Stop & Shop

East Hanover (200 Route 10 West)	100.0%	86.0%	23.27	76,000	76,000	-	-	9,930	(2)	Loehmann's

Paramus (ground leased through 2033)	100.0%	100.0%	42.23	63,000	63,000	-	-	-		24 Hour Fitness

North Bergen (Kennedy Boulevard)	100.0%	100.0%	31.20	62,000	6,000	56,000	-	5,188	(2)	Waldbaum's

South Plainfield (ground leased through 2039)	100.0%	85.9%	21.45	56,000	56,000	-	-	5,216	(2)	Staples

Englewood	100.0%	79.7%	26.09	41,000	41,000	-	-	11,924		New York Sports Club

East Hanover (280 Route 10 West)	100.0%	94.0%	32.00	26,000	26,000	-	-	4,631	(2)	REI

Montclair	100.0%	100.0%	23.34	18,000	18,000	-	-	2,678	(2)	Whole Foods Market

Total New Jersey				7,441,000	4,219,000	2,174,000	1,048,000	550,015

New York:
Poughkeepsie	100.0%	85.6%	8.62	517,000	517,000	-	-	-		Kmart, Burlington Coat Factory, ShopRite, Hobby Lobby,
										Christmas Tree Shops, Bob's Discount Furniture

Bronx (Bruckner Boulevard)	100.0%	93.0%	21.30	501,000	387,000	114,000	-	-		Kmart, Toys "R" Us, Key Food

Buffalo (Amherst)	100.0%	85.6%	8.23	296,000	227,000	69,000	-	-		BJ's Wholesale Club (lease not commenced),
										T.J. Maxx, Toys "R" Us

Huntington	100.0%	97.9%	14.09	209,000	209,000	-	-	16,960	(2)	Kmart, Marshalls, Old Navy

Rochester	100.0%	100.0%	-	205,000	-	205,000	-	4,463	(2)	Wal-Mart

Mt. Kisco	100.0%	100.0%	22.08	189,000	72,000	117,000	-	28,637		Target, A&P

Freeport (437 East Sunrise Highway)	100.0%	100.0%	18.61	173,000	173,000	-	-	21,758	(2)	The Home Depot, Staples

Staten Island	100.0%	94.2%	21.47	165,000	165,000	-	-	16,939		Western Beef

Albany (Menands)	100.0%	74.0%	9.00	140,000	140,000	-	-	-		Bank of America

New Hyde Park (ground and building	100.0%	100.0%	18.73	101,000	101,000	-	-	-		Stop & Shop
leased through 2029)

Inwood	100.0%	97.9%	21.00	100,000	100,000	-	-	-		Stop & Shop

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			In Service			Under Development
	%	%	Annual Rent	Total		Owned by	Owned By		or Not Available		Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property		Company	Tenant		for Lease		(in thousands)		Major Tenants
RETAIL PROPERTIES (Continued):
North Syracuse	100.0%	100.0%	$-	98,000		-	98,000		-		$-		Wal-Mart
(ground and building leased through 2014)

West Babylon	100.0%	83.9%	17.19	79,000		79,000	-		-		-		Best Market

Bronx (1750-1780 Gun Hill Road)	100.0%	78.7%	34.77	77,000		77,000	-		-		-		ALDI, Planet Fitness, T.G.I. Friday's

Queens	100.0%	100.0%	37.24	56,000		56,000	-		-		-		New York Sports Club, Devry

Commack	100.0%	100.0%	21.45	47,000		47,000	-		-		-		PetSmart
(ground and building leased through 2021)

Dewitt	100.0%	100.0%	20.46	46,000		46,000	-		-		-		Best Buy
(ground leased through 2041)

Freeport (240 West Sunrise Highway)	100.0%	100.0%	20.28	44,000		44,000	-		-		-		Bob's Discount Furniture
(ground and building leased through 2040)

Oceanside	100.0%	100.0%	27.83	16,000		16,000	-		-		-		Party City

Total New York				3,059,000		2,456,000	603,000		-		88,757

Pennsylvania:
Allentown	100.0%	93.1%	14.76	627,000	(3)	270,000	357,000	(3)	-		30,517	(2)	Wal-Mart (3), ShopRite, Burlington Coat Factory,
													T.J. Maxx, Dick's Sporting Goods

Wilkes-Barre	100.0%	83.3%	13.33	329,000	(3)	204,000	125,000	(3)	-		20,201		Target (3), Babies "R" Us, Ross Dress for Less

Lancaster	100.0%	100.0%	4.70	228,000		58,000	170,000		-		5,495	(2)	Lowe's, Weis Markets

Bensalem	100.0%	98.9%	11.49	185,000		177,000	8,000		-		15,147	(2)	Kohl's, Ross Dress for Less, Staples

Broomall	100.0%	100.0%	11.09	169,000		147,000	22,000		-		10,879	(2)	Giant Food (3), A.C. Moore, PetSmart

Bethlehem	100.0%	95.3%	7.07	167,000		164,000	3,000		-		5,691	(2)	Giant Food, Petco

York	100.0%	100.0%	8.69	110,000		110,000	-		-		5,300	(2)	Ashley Furniture

Glenolden	100.0%	100.0%	25.75	102,000		10,000	92,000		-		6,974	(2)	Wal-Mart

Wilkes-Barre	100.0%	100.0%	6.53	81,000		41,000	-		40,000	*	-		Ollie's Bargain Outlet
(ground and building leased through 2014)

Springfield	100.0%	100.0%	18.26	47,000		47,000	-		-		-		PetSmart
(ground and building leased through 2025)

Total Pennsylvania				2,045,000		1,228,000	777,000		40,000		100,204

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			In Service			Under Development
	%	%	Annual Rent	Total		Owned by	Owned By		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property		Company	Tenant		for Lease	(in thousands)		Major Tenants
RETAIL PROPERTIES (Continued):
California:
San Jose	100.0%	94.5%	$29.71	647,000	(3)	492,000	155,000	(3)	-	$104,856		Target (3), The Home Depot, Toys "R" Us, Best Buy

Beverly Connection, Los Angeles	100.0%	90.1%	35.45	335,000		335,000	-		-	-		Target, Marshalls, Old Navy,
												Nordstrom Rack, Ross Dress for Less

Pasadena (ground leased through 2077)	100.0%	86.5%	27.32	131,000		131,000	-		-	-		T.J. Maxx, Trader Joe's

San Francisco (2675 Geary Street)	100.0%	100.0%	50.34	55,000		55,000	-		-	-		Best Buy
(ground and building leased through 2053)

Signal Hill	100.0%	100.0%	24.08	45,000		45,000	-		-	-		Best Buy

Vallejo	100.0%	100.0%	17.51	45,000		45,000	-		-	-		Best Buy
(ground leased through 2043)

Walnut Creek (1149 South Main Street)	100.0%	100.0%	45.11	29,000		29,000	-		-	-		Barnes & Noble

Walnut Creek (Mt. Diablo)	95.0%	100.0%	70.00	7,000		7,000	-		-	-		Anthropologie

Total California				1,294,000		1,139,000	155,000		-	104,856

Massachusetts:
Chicopee	100.0%	100.0%	-	224,000		-	224,000		-	8,452	(2)	Wal-Mart

Springfield	100.0%	97.8%	16.39	182,000		33,000	149,000		-	5,830	(2)	Wal-Mart

Milford	100.0%	100.0%	8.01	83,000		83,000	-		-	-		Kohl's
(ground and building leased through 2019)

Cambridge	100.0%	100.0%	21.31	48,000		48,000	-		-	-		PetSmart
(ground and building leased through 2033)

Total Massachusetts				537,000		164,000	373,000		-	14,282

Maryland:
Baltimore (Towson)	100.0%	97.8%	15.57	155,000		155,000	-		-	15,900	(2)	Shoppers Food Warehouse, h.h.gregg, Staples,
												Home Goods, Golf Galaxy

Annapolis	100.0%	100.0%	8.99	128,000		128,000	-		-	-		The Home Depot
(ground and building leased through 2042)

Rockville	100.0%	84.4%	23.13	94,000		94,000	-		-	-		Regal Cinemas

Wheaton	100.0%	100.0%	14.94	66,000		66,000	-		-	-		Best Buy
(ground leased through 2060)

Total Maryland				443,000		443,000	-		-	15,900

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease	(in thousands)		Major Tenants
RETAIL PROPERTIES (Continued):
Connecticut:
Newington	100.0%	100.0%	$14.45	188,000	43,000	145,000	-	$11,437	(2)	Wal-Mart, Staples

Waterbury	100.0%	100.0%	15.02	148,000	143,000	5,000	-	14,226	(2)	ShopRite

Total Connecticut				336,000	186,000	150,000	-	25,663

Florida
Tampa (Hyde Park Village)	75.0%	75.9%	20.28	264,000	264,000	-	-	19,126		Pottery Barn, CineBistro, Brooks Brothers,
										Williams Sonoma, Lifestyle Family Fitness

Michigan:
Roseville	100.0%	100.0%	5.43	119,000	119,000	-	-	-		JCPenney

Battle Creek	100.0%	-	-	47,000	47,000	-	-	-

Midland (ground leased through 2043)	100.0%	83.6%	8.97	31,000	31,000	-	-	-		PetSmart

Total Michigan				197,000	197,000	-	-	-

Virginia:
Norfolk	100.0%	100.0%	6.44	114,000	114,000	-	-	-		BJ's Wholesale Club
(ground and building leased through 2069)

Tyson's Corner	100.0%	100.0%	39.13	38,000	38,000	-	-	-		Best Buy
(ground and building leased through 2035)

Total Virginia				152,000	152,000	-	-	-

Illinois:
Lansing	100.0%	100.0%	10.00	47,000	47,000	-	-	-		Forman Mills

Arlington Heights	100.0%	100.0%	9.00	46,000	46,000	-	-	-		RVI
(ground and building leased through 2043)

Chicago	100.0%	100.0%	12.03	41,000	41,000	-	-	-		Best Buy
(ground and building leased through 2051)

Total Illinois				134,000	134,000	-	-	-

Texas:
San Antonio	100.0%	100.0%	10.63	43,000	43,000	-	-	-		Best Buy
(ground and building leased through 2041)

Texarkana (ground leased through 2013)	100.0%	100.0%	4.39	31,000	31,000	-	-	-		Home Zone

Total Texas				74,000	74,000	-	-	-

Ohio:
Springdale	100.0%	-	-	47,000	47,000	-	-	-
(ground and building leased through 2046)

Tennessee:
Antioch	100.0%	100.0%	7.66	45,000	45,000	-	-	-		Best Buy

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average		In Service		Under Development
	%	%	Annual Rent	Total	Owned by	Owned By	or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	Company	Tenant	for Lease	(in thousands)	Major Tenants
RETAIL PROPERTIES (Continued):
South Carolina:
Charleston	100.0%	100.0%	$15.42	45,000	45,000	-	-	$-	Best Buy
(ground leased through 2063)

Wisconsin:
Fond Du Lac	100.0%	100.0%	7.83	43,000	43,000	-	-	-	PetSmart
(ground leased through 2073)

New Hampshire:
Salem	100.0%	100.0%	-	37,000	-	37,000	-	-	Babies "R" Us
(ground leased through 2102)

Kentucky:
Owensboro	100.0%	100.0%	7.66	32,000	32,000	-	-	-	Best Buy
(ground and building leased through 2046)

Iowa:
Dubuque	100.0%	100.0%	9.90	31,000	31,000	-	-	-	PetSmart
(ground leased through 2043)

CALIFORNIA SUPERMARKETS
Colton (1904 North Rancho Avenue)	100.0%	100.0%	4.44	73,000	73,000	-	-	-	Stater Brothers

San Bernadino (1522 East Highland Avenue)	100.0%	100.0%	7.23	40,000	40,000	-	-	-	Stater Brothers

Riverside (5571 Mission Boulevard)	100.0%	100.0%	4.97	39,000	39,000	-	-	-	Stater Brothers

Mojave (ground leased through 2079)	100.0%	100.0%	6.55	34,000	34,000	-	-	-	Stater Brothers

Corona (ground leased through 2079)	100.0%	100.0%	7.76	33,000	33,000	-	-	-	Stater Brothers

Yucaipa	100.0%	100.0%	4.13	31,000	31,000	-	-	-	Stater Brothers

Barstow	100.0%	100.0%	7.15	30,000	30,000	-	-	-	Stater Brothers

Moreno Valley	100.0%	-	-	30,000	30,000	-	-	-

San Bernadino (648 West 4th Street)	100.0%	100.0%	6.74	30,000	30,000	-	-	-	Stater Brothers

Desert Hot Springs	100.0%	100.0%	5.61	29,000	29,000	-	-	-	Stater Brothers

Rialto	100.0%	100.0%	5.74	29,000	29,000	-	-	-	Stater Brothers

Total California Supermarkets				398,000	398,000	-	-	-

Total Strip Shopping Centers		93.5%	$17.40	16,654,000	11,297,000	4,269,000	1,088,000	$918,803

Vornado's Ownership Interest		93.6%	$17.39	16,072,000	11,231,000	3,753,000	1,088,000	$914,022

ITEM 2.                PROPERTIES - Continued

			Weighted		Square Feet
			Average				In Service			Under Development
	%	%	Annual Rent		Total		Owned by	Owned By		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)		Property		Company	Tenant		for Lease	(in thousands)	Major Tenants
RETAIL PROPERTIES (Continued):
REGIONAL MALLS:
Monmouth Mall, Eatontown, NJ	50.0%	92.9%	$36.01	(5)	1,462,000	(4)	850,000	612,000	(4)	-	$171,796	Macy's (4), JCPenney (4), Lord & Taylor, Boscov's,
												Loews Theatre, Barnes & Noble

Springfield Mall, Springfield, VA	97.5%	100.0%	15.73	(5)	1,408,000	(4)	294,000	390,000	(4)	724,000	-	Macy's, JCPenney (4), Target (4)

Broadway Mall, Hicksville, NY	100.0%	88.6%	31.38	(5)	1,136,000	(4)	760,000	376,000	(4)	-	85,180	Macy's, IKEA, Target (4), National Amusement

Bergen Town Center - West, Paramus, NJ	100.0%	98.9%	47.53	(5)	948,000		897,000	31,000		20,000	282,312	Target, Century 21, Whole Foods Market, Marshalls,
												Nordstrom Rack, Saks Off 5th, Bloomingdale's Outlet,
												Nike Factory Store, Old Navy,
												Neiman Marcus Last Call Studio, Blink Fitness

Montehiedra, Puerto Rico	100.0%	89.1%	41.27	(5)	540,000		540,000	-		-	120,000	The Home Depot, Kmart, Marshalls,
												Caribbean Theatres, Tiendas Capri

Las Catalinas, Puerto Rico	100.0%	87.6%	58.54	(5)	494,000	(4)	355,000	139,000	(4)	-	54,101	Kmart, Sears (4)

Total Regional Malls		92.8%	$40.94		5,988,000		3,696,000	1,548,000		744,000	$713,389

Vornado's Ownership Interest		92.7%	$41.86		4,334,000		3,264,000	344,000		726,000	$627,491

Total Retail Space		93.4%			22,642,000		14,993,000	5,817,000		1,832,000	$1,632,192

Vornado's Ownership Interest		93.4%			20,406,000		14,495,000	4,097,000		1,814,000	$1,541,513

* We do not capitalize interest or real estate taxes on this space.

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

(2) These encumbrances are cross-collateralized under a blanket mortgage in the amount of $633,180 as of December 31, 2012.

(3) The lease for these former Bradlees locations is guaranteed by Stop & Shop.

(4) Includes square footage of anchors who own the land and building.

(5) Weighted Average Annual Rent PSF shown is for mall tenants only.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
MERCHANDISE MART:
Illinois:
Merchandise Mart, Chicago	100.0%	95.2%	$30.45	3,553,000	3,553,000	-	$550,000	Motorola Mobility / Google (lease not commenced),
								American Intercontinental University (AIU),
								Baker, Knapp & Tubbs, Royal Bank of Canada,
								CCC Information Services, Ogilvy Group (WPP),
								Chicago Teachers Union, Publicis Groupe,
								Office of the Special Deputy Receiver, Holly Hunt Ltd.,
								Razorfish, TNDP, Merchandise Mart Headquarters,
								Steelcase, Chicago School of Professional Psychology

Other	50.0%	100.0%	33.01	19,000	19,000	-	23,730

Total Illinois		95.2%	30.47	3,572,000	3,572,000	-	573,730

New York
7 West 34th Street	100.0%	70.4%	37.70	419,000	419,000	-	-	Kurt Adler

Total Merchandise Mart		92.6%	$31.22	3,991,000	3,991,000	-	$573,730

Vornado's Ownership Interest		92.6%	$31.22	3,982,000	3,982,000	-	$561,865

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
555 CALIFORNIA STREET:
555 California Street	70.0%	91.7%	$54.89	1,503,000	1,503,000	-	$600,000	Bank of America, Dodge & Cox,
								Goldman Sachs & Co., Jones Day,
								Kirkland & Ellis LLP, Morgan Stanley & Co. Inc.,
								McKinsey & Company Inc., UBS Financial Services

315 Montgomery Street	70.0%	100.0%	41.49	228,000	228,000	-	-	Bank of America

345 Montgomery Street	70.0%	100.0%	90.46	64,000	64,000	-	-	Bank of America

Total 555 California Street		93.1%	$54.53	1,795,000	1,795,000	-	$600,000

Vornado's Ownership Interest		93.1%	$54.53	1,257,000	1,257,000	-	$420,000

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	%	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
WAREHOUSES:
NEW JERSEY
East Hanover - Five Buildings	100.0%	55.9%	$4.34	942,000	942,000	-	$-	Foremost Groups Inc., Fidelity Paper & Supply Inc.,
								Consolidated Simon Distributors Inc., Givaudan Flavors Corp.,
								Meyer Distributing Inc., Gardner Industries Inc.

Total Warehouses		55.9%	$4.34	942,000	942,000	-	$-

Vornado's Ownership Interest		55.9%	$4.34	942,000	942,000	-	$-

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

ITEM 2.                PROPERTIES - Continued

			Weighted	Square Feet
			Average			Under Development
	Fund	%	Annual Rent	Total		or Not Available	Encumbrances
Property	Ownership %	Occupancy	PSF (1)	Property	In Service	for Lease	(in thousands)	Major Tenants
VORNADO CAPITAL PARTNERS
REAL ESTATE FUND:
New York, NY:
One Park Avenue								Coty Inc., New York University,
- Office	64.7%	94.9%	$43.51	861,000	861,000	-		Public Service Mutual Insurance
- Retail	64.7%	90.3%	57.69	79,000	79,000	-		Bank of Baroda, Citibank, Equinox One Park Avenue Inc.
	64.7%	94.5%	44.70	940,000	940,000	-	$250,000

Lucida, 86th Street and Lexington Avenue
(ground leased through 2082)								Barnes & Noble, Hennes & Mauritz,
- Retail	100.0%	100.0%	124.85	95,000	95,000	-		Sephora, Bank of America
- Residential	100.0%	100.0%	-	51,000	51,000	-
				146,000	146,000	-	100,000

11 East 68th Street Retail	100.0%	100.0%	518.49	9,000	9,000	-	27,790	Belstaff, Joseph Inc.

Crowne Plaza Times Square
- Hotel (795 Keys)
- Retail	38.2%	100.0%	337.28	14,000	14,000	-
- Office	38.2%	100.0%	32.88	212,000	212,000	-		American Management Association
			51.74	226,000	226,000	-	255,750

501 Broadway	100.0%	-	-	9,000	9,000	-	20,000

Washington, DC:
								Washington Sports, Dean & Deluca, Anthropologie,
Georgetown Park Retail Shopping Center	50.0%	100.0%	33.06	313,000	113,000	200,000	50,006	Hennes & Mauritz, J. Crew

Santa Monica, CA:
								Premier Office Centers LLC, Diversified Mercury Comm,
520 Broadway	100.0%	67.2%	47.31	112,000	112,000	-	30,000	Four Media Company

Culver City, CA:
								Meredith Corp., West Publishing Corp., Symantec Corp.,
800 Corporate Pointe	100.0%	44.0%	30.59	243,000	243,000	-	-	Syska Hennessy Group

Miami, FL:
1100 Lincoln Road	100.0%	97.6%	62.65	127,000	127,000	-	66,000	Regal Cinema, Anthropologie, Banana Republic

Total Real Estate Fund	72.6%	84.6%		2,125,000	1,925,000	200,000	$799,546

Vornado's Ownership Interest	18.1%	84.6%		374,000	349,000	25,000	$132,060

(1) Weighted Average Annual Rent PSF excludes ground rent, storage rent and garages.

New York

As of December 31, 2012, our New York segment consisted of 65 properties aggregating 27.1 million square feet, of which we own 21.9 million square feet.  The 21.9 million square feet is comprised of 16.8 million square feet of office space in 31 properties, 2.1 million square feet of retail space in 49 properties, four residential properties containing 1,655 units, the 1.4 million square foot Hotel Pennsylvania, and our interest in Alexander’s, Inc. (“Alexander’s”).  The New York segment also includes 11 garages totaling 1.7 million square feet (5,159 spaces) which are managed by, or leased to, third parties.

New York lease terms generally range from five to seven years for smaller tenants to as long as 20 years for major tenants, and may provide for extension options at market rates.  Leases typically provide for periodic step‑ups in rent over the term of the lease and pass through to tenants their share of increases in real estate taxes and operating expenses over a base year.  Electricity is provided to tenants on a sub-metered basis or included in rent based on surveys and adjusted for subsequent utility rate increases.  Leases also typically provide for free rent and tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

As of December 31, 2012, the occupancy rate for our New York segment was 96.2%.  The statistics provided in the following sections include information on the office and retail space.

Occupancy and weighted average annual rent per square foot:

Office:
				Weighted
				Average Annual
		Rentable	Occupancy	Rent Per
	As of December 31,	Square Feet	Rate	Square Foot
	2012	16,751,000	95.9%	$60.17
	2011	16,598,000	96.2%	58.70
	2010	15,348,000	96.1%	56.14
	2009	15,331,000	97.1%	55.54
	2008	15,266,000	98.0%	55.00

Retail:
				Weighted
				Average Annual
		Rentable	Occupancy	Rent Per
	As of December 31,	Square Feet	Rate	Square Foot
	2012	2,057,000	96.8%	$147.28
	2011	2,000,000	95.6%	110.17
	2010	1,924,000	96.4%	106.52
	2009	1,820,000	97.0%	101.53
	2008	1,787,000	94.0%	100.84

NEW YORK – CONTINUED

2012 rental revenue by tenants’ industry:

Industry	Percentage
Office:
Financial Services	16%
Legal Services	7%
Communications	6%
Insurance	6%
Family Apparel	6%
Technology	4%
Publishing	4%
Real Estate	4%
Pharmaceutical	3%
Government	3%
Banking	3%
Engineering, Architect & Surveying	2%
Advertising / Marketing	2%
Not-for-Profit	2%
Health Services	1%
Other	8%
77%
Retail:
Family Apparel	5%
Department Stores	3%
Women's Apparel	3%
Luxury Retail	2%
Home Entertainment & Electronics	2%
Banking	2%
Discount Stores	1%
Restaurants	1%
Other	4%
23%

Total	100%

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2012	New York	of Total
Tenant	Leased	Revenues	Revenues	Revenues
AXA Equitable Life Insurance	423,000	$35,039,000	2.9%	1.3%
Macy’s	598,000	31,816,000	2.6%	1.2%
Limited Brands	465,000	26,052,000	2.2%	0.9%
Ziff Brothers Investments, Inc.	287,000	24,176,000	2.0%	0.9%
McGraw-Hill Companies, Inc.	480,000	24,155,000	2.0%	0.9%

NEW YORK – CONTINUED

2012 Leasing Activity:

Office:
			Weighted Average
		Square	Initial Rent Per
	Location	Feet	Square Foot (1)
	One Penn Plaza	371,000	$59.37
	Two Penn Plaza	232,000	47.45
	100 West 33rd Street	225,000	45.79
	909 Third Avenue	224,000	50.08
	350 Park Avenue	132,000	78.91
	280 Park Avenue	126,000	81.75
	150 East 58th Street	83,000	59.84
	1290 Avenue of Americas	83,000	70.00
	770 Broadway	80,000	40.00
	888 Seventh Avenue	76,000	79.61
	666 Fifth Avenue	64,000	76.27
	866 United Nations Plaza	53,000	51.38
	One Park Avenue	53,000	48.00
	330 Madison Avenue	37,000	75.49
	40 Fulton Street	25,000	35.72
	595 Madison Avenue	24,000	64.81
	57th Street	21,000	60.00
	90 Park Avenue	15,000	63.20
	689 Fifth Avenue	15,000	57.84
	20 Broad Street	11,000	35.93
	Total	1,950,000	58.53

	Vornado's share	1,754,000	57.15

Retail:
			Weighted Average
		Square	Initial Rent Per
	Location	Feet	Square Foot (1)
	4 Union Square South	93,000	$65.33
	1540 Broadway	32,000	93.31
	Manhattan Mall	23,000	94.53
	692 Broadway	17,000	58.58
	One Penn Plaza	9,000	150.73
	330 Madison Avenue	4,000	308.46
	280 Park Avenue	4,000	239.97
	150 East 58th Street	3,000	337.74
	666 Fifth Avenue	3,000	170.66
	Two Penn Plaza	1,000	479.00
	689 Fifth Avenue	1,000	2,700.00
	155 Spring Street	1,000	376.45
	350 Park Avenue	1,000	152.70
	Total	192,000	114.21

	Vornado's share	185,000	110.71

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

NEW YORK – CONTINUED

Lease expirations as of December 31, 2012, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		New York	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Office:
Month to month	35	55,000		0.3%	$2,759,000	$50.16
2013	88	646,000		4.0%	33,411,000	51.72
2014	149	1,203,000	(1)	7.4%	75,086,000	62.42
2015	171	2,105,000		12.9%	115,079,000	54.67
2016	135	1,214,000		7.5%	71,848,000	59.18
2017	98	1,239,000		7.6%	71,850,000	57.99
2018	73	1,067,000		6.6%	71,529,000	67.04
2019	62	910,000		5.6%	56,035,000	61.58
2020	82	1,522,000		9.4%	85,580,000	56.23
2021	54	1,060,000		6.5%	64,268,000	60.63
2022	56	1,177,000		7.2%	72,365,000	61.48

Retail:
Month to month	6	14,000		0.7%	$684,000	$48.86
2013	37	128,000		6.0%	14,003,000	109.40
2014	23	71,000		3.3%	14,196,000	199.94
2015	34	104,000		4.8%	22,887,000	220.07
2016	18	210,000		9.8%	19,427,000	92.51
2017	10	169,000		7.9%	9,211,000	54.50
2018	31	206,000		9.6%	37,389,000	181.50
2019	20	95,000		4.4%	20,448,000	215.24
2020	17	79,000		3.7%	8,355,000	105.76
2021	9	34,000		1.6%	6,595,000	193.97
2022	9	54,000		2.5%	6,387,000	118.28

(1)	Excludes 492,000 square feet at 909 Third Avenue leased to the U.S. Post Office through 2038 (including five 5-year renewal options) for which the annual escalated rent is $9.90 per square foot.

Alexander’s

As of December 31, 2012, we own 32.4% of the outstanding common stock of Alexander’s, which owns six properties in the greater New York metropolitan area aggregating 2.2 million square feet, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg L.P. headquarters building.  Alexander’s had $1.06 billion of outstanding debt at December 31, 2012, of which our pro rata share was $345 million, none of which is recourse to us.

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Hotel:
Average occupancy rate	89.1%	89.1%	83.2%	71.5%	84.1%
Average daily rate	$151.22	$150.91	$143.28	$133.20	$171.32
Revenue per available room	$134.81	$134.43	$119.23	$95.18	$144.01
Commercial:
Office space:
Average occupancy rate	33.4%	33.4%	33.4%	30.4%	30.4%
Weighted average annual rent per square foot	$17.32	$13.49	$7.52	$20.54	$18.78
Retail space:
Average occupancy rate	64.3%	63.0%	62.3%	70.7%	69.5%
Weighted average annual rent per square foot	$27.19	$29.01	$31.42	$35.05	$41.75

Washington, DC

As of December 31, 2012, our Washington, DC segment consisted of 73 properties aggregating 19.1 million square feet, of which we own 16.5 million square feet.  The 16.5 million square feet is comprised of 13.6 million square feet of office space in 59 properties, seven residential properties containing 2,414 units, a hotel property, and 20.8 acres of undeveloped land.  The Washington, DC segment also includes 56 garages totaling approximately 8.9 million square feet (29,611 spaces) which are managed by or leased to third parties.

Washington, DC office lease terms generally range from five to seven years for smaller tenants to as long as 15 years for major tenants, and may provide for extension options at either pre-negotiated or market rates. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants, the tenants’ share of increases in real estate taxes and certain property operating expenses over a base year. Periodic step-ups in rent are usually based upon either fixed percentage increases or the consumer price index. Leases also typically provide for free rent and tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

As of December 31, 2012, the occupancy rate for our Washington DC segment was 84.1% and 33.0% of the occupied space was leased to various agencies of the U.S. Government.  The statistics provided in the following sections include information on the office and residential space.

Occupancy and weighted average annual rent per square foot:

Office:				Weighted
				Average Annual
		Rentable	Occupancy	Rent Per
	As of December 31,	Square Feet	Rate	Square Foot
	2012	13,637,000	81.2%	$41.57
	2011	14,162,000	89.3%	40.80
	2010	14,035,000	94.8%	39.65
	2009	14,035,000	94.9%	38.46
	2008	13,916,000	95.1%	37.12

Residential:
			Average
		Number of	Occupancy	Average Monthly
	As of December 31,	Units	Rate	Rent Per Unit
	2012	2,414	97.8%	$2,077
	2011	2,414	97.1%	1,992
	2010	2,414	93.8%	1,752
	2009	2,075	87.5%	1,805
	2008	1,866	87.2%	1,503

2012 rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	33%
Government Contractors	19%
Membership Organizations	6%
Legal Services	4%
Business Services	4%
Manufacturing	3%
Management Consulting Services	3%
State and Local Government	2%
Real Estate	2%
Food	2%
Health Services	2%
Computer and Data Processing	2%
Communication	2%
Education	1%
Television Broadcasting	1%
Other	14%
100%

WASHINGTON, DC – CONTINUED

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2012	Washington, DC	of Total
Tenant	Leased	Revenues	Revenues	Revenues
U.S. Government	3,763,000	$165,076,000	29.8%	6.0%
Family Health International	456,000	18,444,000	3.3%	0.7%
Boeing	377,000	16,610,000	3.0%	0.6%
Lockheed Martin	347,000	13,625,000	2.5%	0.5%

2012 Leasing Activity:

		Weighted Average
	Square	Initial Rent Per
Location	Feet	Square Foot (1)
2011-2451 Crystal Drive	340,000	42.69
S. Clark Street / 12th Street	270,000	39.01
Skyline Place / One Skyline Tower	235,000	34.11
1550-1750 Crystal Drive / 241-251 18th Street	214,000	39.16
Democracy Plaza One	163,000	32.27
Warner	148,000	69.70
1800, 1851 and 1901 South Bell Street	102,000	40.94
2200 / 2300 Clarendon Blvd (Courthouse Plaza)	100,000	41.12
1750 Pennsylvania Avenue, NW	99,000	47.00
2001 Jefferson Davis Highway and 223 23rd Street / 2221 South
Clark Street	53,000	36.78
Commerce Executive	48,000	32.13
1101 17th Street, NW	39,000	43.75
1726 M Street, NW	29,000	39.49
1730 M Street, NW	19,000	42.65
1150 17th Street, NW	19,000	39.96
2101 L Street, NW	14,000	47.00
Universal Buildings (1825 - 1875 Connecticut Avenue, NW)	10,000	43.41
2100 / 2200 Crystal Drive (Crystal Plaza 3 & 4)	3,000	43.00
Partially Owned Entities	206,000	41.19
Total	2,111,000	41.49

Vornado's share	1,901,000	40.55
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

WASHINGTON, DC – CONTINUED

Lease expirations as of December 31, 2012, assuming none of the tenants exercise renewal options:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Washington, DC	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Month to month	30	180,000	1.7%	$6,073,000	$33.74
2013	158	839,000	8.1%	33,980,000	40.49
2014	147	1,425,000	13.7%	55,149,000	38.70
2015	142	1,488,000	14.3%	60,412,000	40.60
2016	101	1,103,000	10.6%	47,025,000	42.64
2017	67	625,000	6.0%	24,260,000	38.83
2018	68	950,000	9.2%	39,928,000	42.01
2019	42	1,073,000	10.3%	44,566,000	41.54
2020	40	586,000	5.6%	29,496,000	50.35
2021	19	816,000	7.9%	35,268,000	43.24
2022	28	931,000	9.0%	40,834,000	43.87

Base Realignment and Closure (“BRAC”)

          Our Washington, DC segment was and continues to be impacted by the BRAC statute, which requires the Department of Defense (“DOD”) to relocate from 2,395,000 square feet in our buildings in the Northern Virginia area to government owned military bases.  The table below summarizes the effects of BRAC on our Washington, DC segment for square feet leased by the DOD.  See page 80 for the impact on 2012 EBITDA and the estimated impact on 2013 EBITDA.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of December 31, 2012	$39.76	521,000	380,000	88,000	53,000
Leases pending	45.00	24,000	24,000	-	-
Taken out of service for redevelopment		348,000	348,000	-	-
		893,000	752,000	88,000	53,000

To Be Resolved:
Vacated as of December 31, 2012	35.77	1,002,000	519,000	473,000	10,000
Expiring in:
2013	37.39	126,000	-	43,000	83,000
2014	32.49	304,000	103,000	201,000	-
2015	43.04	70,000	65,000	5,000	-
		1,502,000	687,000	722,000	93,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

In the first quarter of 2012, we notified the lender that due to scheduled lease expirations resulting primarily from the effects of the BRAC statute, the Skyline properties had a 26% vacancy rate and rising (49.8% as of December 31, 2012) and, accordingly, cash flows are expected to decrease.  As a result, our subsidiary that owns these properties does not have and is not expected to have for some time sufficient funds to pay all of its current obligations, including interest payments to the lender.  Based on the projected vacancy and the significant amount of capital required to re-tenant these properties, at our request, the mortgage loan was transferred to the special servicer.  In the second quarter of 2012, we entered into a forbearance agreement with the special servicer to apply cash flows of the property, before interest on the loan, towards the repayment of $4,000,000 of tenant improvements and leasing commissions we funded in connection with a new lease at these properties, which was repaid in the third quarter.  The forbearance agreement was amended January 31, 2013, to extend its maturity through April 1, 2013 and provides for interest shortfalls to be deferred and added to the principal balance of the loan and not give rise to a loan default. As of December 31, 2012, the deferred interest amounted to $26,957,000.  We continue to negotiate with the special servicer to restructure the terms of the loan.

RETAIL PROPERTIES

As of December 31, 2012, our Retail Properties segment consisted of 120 retail properties, of which 114 are strip shopping centers and single tenant retail assets located primarily in the Northeast, Mid-Atlantic and California and six are regional malls located in New York, New Jersey, Virginia and San Juan, Puerto Rico.  Our strip shopping centers and malls are generally located on major highways in mature, densely populated areas, and therefore attract consumers from a regional, rather than a neighborhood market place.

Retail Properties’ lease terms generally range from five years or less in some instances for smaller tenants to as long as 25 years for major tenants.  Leases generally provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume.  Percentage rents accounted for less than 1% of the Retail Properties total revenues during 2012.

Strip Shopping Centers

Our strip shopping centers contain an aggregate of 15.6 million square feet, of which we own 15.0 million square feet.  These properties are substantially (approximately 70%) leased to large stores (over 20,000 square feet). Tenants include destination retailers such as discount department stores, supermarkets, home improvement stores, discount apparel stores and membership warehouse clubs. Tenants typically offer basic consumer necessities such as food, health and beauty aids, moderately priced clothing, building materials and home improvement supplies, and compete primarily on the basis of price and location.

Regional Malls

The Monmouth Mall in Eatontown, New Jersey, in which we own a 50% interest, contains 1.5 million square feet and is anchored by Macy’s, Lord & Taylor, JC Penney and Boscov’s, three of which own their stores aggregating 612,000 square feet.

The Springfield Mall in Springfield, Virginia, contains 1.4 million square feet and is anchored by Macy’s, JC Penney and Target, two of which own their stores aggregating 390,000 square feet.  We have commenced the renovation of the mall, which is expected to be substantially completed in 2014.

The Broadway Mall in Hicksville, Long Island, New York contains 1.1 million square feet and is anchored by Macy’s, Ikea, National Amusement and Target, two of which owns its store aggregating 376,000 square feet.

The Bergen Town Center in Paramus, New Jersey contains 948,000 square feet and is anchored by Century 21, Whole Foods Market and Target.

The Montehiedra Mall in San Juan, Puerto Rico contains 540,000 square feet and is anchored by The Home Depot, Kmart and Marshalls.

The Las Catalinas Mall in San Juan, Puerto Rico, contains 494,000 square feet and is anchored by Kmart and Sears, which owns its 139,000 square foot store.

RETAIL PROPERTIES – CONTINUED

As of December 31, 2012, the occupancy rate for the Retail Properties segment was 93.4%.  The statistics provided in the following sections includes information on the Strip Shopping Centers and Regional Malls.

Occupancy and weighted average annual rent per square foot:

Strip Shopping Centers:

			Weighted Average
	Rentable	Occupancy	Annual Net Rent
As of December 31,	Square Feet	Rate	Per Square Foot
2012	14,984,000	93.6%	$17.39
2011	15,012,000	93.3%	17.08
2010	15,135,000	92.6%	16.26
2009	14,373,000	92.4%	15.63
2008	13,629,000	93.4%	14.97

Regional Malls:

			Weighted Average Annual
			Net Rent Per Square Foot
				Mall and
	Rentable	Occupancy	Mall	Anchor
As of December 31,	Square Feet	Rate	Tenants	Tenants
2012	3,608,000	92.7%	$41.86	$22.46
2011	3,800,000	92.7%	37.68	21.98
2010	3,653,000	92.8%	38.08	22.77
2009	3,607,000	92.9%	38.11	21.72
2008	3,426,000	94.7%	35.75	21.25

RETAIL PROPERTIES – CONTINUED

2012 rental revenue by type of retailer

Industry	Percentage
Discount Stores	18%
Supermarkets	10%
Home Improvement	10%
Restaurants	8%
Family Apparel	7%
Home Entertainment and Electronics	6%
Banking and Other Business Services	4%
Personal Services	4%
Home Furnishings	4%
Women's Apparel	4%
Sporting Goods, Toys and Hobbies	4%
Membership Warehouse Clubs	2%
Other	19%
100%

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage of
	Square Feet	2012	Retail Properties	Total
Tenant	Leased	Revenues	Revenues	Revenues
The Home Depot	1,135,000	$23,037,000	5.8%	0.8%
Wal-Mart	1,426,000	17,143,000	4.4%	0.6%
Stop & Shop / Koninklijke Ahold NV	633,000	15,868,000	4.0%	0.6%
Best Buy	575,000	13,567,000	3.4%	0.5%
Lowe's	976,000	12,666,000	3.2%	0.5%
The TJX Companies, Inc.	588,000	11,285,000	2.9%	0.4%
Kohl's	610,000	8,589,000	2.2%	0.3%
Sears Holding Company (Kmart Corp. and Sears Corp.)	637,000	8,084,000	2.1%	0.3%

RETAIL PROPERTIES – CONTINUED

2012 Leasing Activity:

Strip Shopping Centers:
		Weighted Average
		Initial Rent Per
Location	Square Feet	Square Foot (1)
Lodi (Route 17 North), NJ	171,000	$11.44
Totowa, NJ	114,000	13.32
Poughkeepsie, NY	81,000	14.10
Inwood, NY	66,000	16.45
Manalapan, NJ	64,000	14.85
Pasadena, CA	61,000	26.32
Tampa (Hyde Park Village), FL	57,000	20.37
North Bergen (Kennedy Blvd), NJ	56,000	11.42
West Babylon, NY	47,000	13.45
Morris Plains, NJ	46,000	18.94
Hackensack, NJ	46,000	24.72
Charleston, SC	45,000	14.19
South Plainfield , NJ	35,000	21.53
Lodi (Washington Street), NJ	31,000	23.40
Wilkes-Barre, PA	31,000	6.60
Beverly Connection, Los Angeles, CA	30,000	39.57
Barstow, CA	30,000	7.15
Towson, MD	26,000	19.30
Bricktown, NJ	13,000	34.27
Dover, NJ	12,000	12.51
Garfield, NJ	25,000	17.00
Bethlehem, PA	23,000	11.94
Huntington, NY	17,000	22.61
Allentown, PA	17,000	16.35
Union, NJ	12,000	29.81
Queens, NY	12,000	44.18
East Brunswick (325 - 333 Route 18 South), NJ	10,000	24.20
Other	98,000	30.14
Total	1,276,000	18.65

Vornado's share	1,276,000	18.65

Regional Malls:
		Weighted Average
		Initial Rent Per
Location	Square Feet	Square Foot (1)
Monmouth Mall, Eatontown, NJ	91,000	28.40
Broadway Mall, Hicksville, NY	22,000	46.35
Montehiedra, Puerto Rico	17,000	23.12
Bergen Town Center, Paramus, NJ	11,000	50.82
Las Catalinas Mall, Puerto Rico	5,000	124.63
Total	146,000	35.31

Vornado's share	101,000	38.45

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

RETAIL PROPERTIES – CONTINUED

Lease expirations as of December 31, 2012, assuming none of the tenants exercise renewal options:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Net Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Strip Shopping Centers:
Month to month	15	67,000	0.4%	$1,295,000	$19.37
2013	79	608,000	3.6%	9,834,000	16.17
2014	94	1,279,000	7.7%	15,590,000	12.19
2015	66	588,000	3.5%	12,473,000	21.20
2016	70	771,000	4.6%	11,516,000	14.94
2017	66	549,000	3.3%	9,252,000	16.86
2018	78	1,613,000	9.7%	24,907,000	15.44
2019	47	999,000	6.0%	18,518,000	18.54
2020	29	787,000	4.7%	10,095,000	12.82
2021	40	653,000	3.9%	11,271,000	17.25
2022	49	961,000	5.8%	12,071,000	12.57

Regional Malls:
Month to month	18	58,000	0.3%	$1,981,000	$34.33
2013	30	84,000	0.5%	3,959,000	47.20
2014	38	180,000	1.1%	4,807,000	26.73
2015	33	186,000	1.1%	5,582,000	29.95
2016	42	117,000	0.7%	4,820,000	41.10
2017	26	348,000	2.1%	2,879,000	8.28
2018	28	67,000	0.4%	3,599,000	53.72
2019	25	89,000	0.5%	4,480,000	50.52
2020	21	94,000	0.6%	4,025,000	42.92
2021	18	414,000	2.5%	5,492,000	13.27
2022	10	48,000	0.3%	1,845,000	38.75

MERCHANDISE MART

As of December 31, 2012, our Merchandise Mart segment consisted of the 3.5 million square foot Merchandise Mart in Chicago, 7 West 34th Street in New York City and 4 garages in Chicago totaling 558,000 square feet (1,681 spaces).

In 2012, we sold four properties and the Canadian Trade Shows for an aggregate of $456,400,000, which resulted in a net gain aggregating $79,820,000.

In July 2012, we leased 572,000 square feet at the Merchandise Mart to Motorola Mobility, owned by Google, as their Corporate headquarters for a 15-year term.  In the first quarter of 2013, Motorola Mobility took possession of three floors aggregating 495,000 square feet and will take possession of the remaining space in the second quarter.  As a result of this lease, the office component of the building was increased to approximately 50%.

In 2014, 7 West 34th Street (currently a showroom building), will be converted to an office building and will be transferred to our New York segment.

As a result of certain recent organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria for it to be a separate reportable segment; accordingly, effective January 1, 2013, it will be reclassified to our Other segment.

In 2010, two of our wholly owned subsidiaries entered into agreements with Cuyahoga County, Ohio (the “County”) to develop and operate the Cleveland Medical Mart and Convention Center (the “Facility”), a 1,000,000 square foot showroom, trade show and conference center in Cleveland’s central business district.  The County is funding the development of the Facility, using the proceeds it received from the issuance of general obligation bonds and other sources, up to the development budget of $418,000,000 and maintains effective control of the property.  During the 17-year development and operating period, our subsidiaries will receive net settled payments of approximately $10,000,000 per year, which are net of a $36,000,000 annual obligation to the County.  Our subsidiaries’ obligation has been pledged by the County to the bondholders, but is payable by our subsidiaries only to the extent that they first receive at least an equal payment from the County.  Construction of the Facility is expected to be completed in 2013.  As of December 31, 2012, $379,658,000 of the $418,000,000 development budget was expended.

As of December 31, 2012, the occupancy rate for the Merchandise Mart segment was 92.6%.  The statistics provided in the following sections include information on the office and showroom spaces.

Square feet by location and use as of December 31, 2012:

(Amounts in thousands)			Showroom
					Temporary
	Total	Office	Total	Permanent	Trade Show	Retail
Chicago, Illinois:
Merchandise Mart	3,553	1,615	1,853	1,467	386	85
Other	10	-	-	-	-	10
Total Chicago, Illinois	3,563	1,615	1,853	1,467	386	95

New York, New York:
7 West 34th Street	419	52	367	363	4	-
Total Merchandise Mart Properties	3,982	1,667	2,220	1,830	390	95

Merchandise Mart lease terms generally range from three to seven years for smaller tenants to as long as 15 years for major tenants. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. Electricity is provided to tenants on a sub-metered basis or included in rent and adjusted for subsequent utility rate increases. Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction of its premises.

The showrooms provide manufacturers and wholesalers with permanent and temporary space in which to display products for buyers, specifiers and end users. The showrooms are also used for participating in trade shows for the contract furniture, casual furniture, gift, carpet, crafts, apparel and design industries.

MERCHANDISE MART – CONTINUED

Occupancy and weighted average annual rent per square foot:

Office:
				Weighted
				Average Annual
		Rentable		Rent Per
	As of December 31,	Square Feet	Occupancy Rate	Square Foot
	2012	1,667,000	90.0%	$24.70
	2011	1,129,000	90.1%	24.18
	2010	1,043,000	90.9%	23.50
	2009	1,054,000	93.5%	21.84
	2008	1,058,000	94.2%	21.91

Showroom:
				Weighted
				Average Annual
		Rentable		Rent Per
	As of December 31,	Square Feet	Occupancy Rate	Square Foot
	2012	2,220,000	94.7%	$33.76
	2011	2,715,000	89.8%	33.70
	2010	2,802,000	95.0%	33.55
	2009	2,792,000	93.9%	33.24
	2008	2,789,000	96.4%	32.93

2012 rental revenues by tenants’ industry:

Office:
Industry		Percentage
Advertising and Marketing		24%
Business Services		22%
Education		21%
Insurance		11%
Banking		7%
Health Care		5%
Telecommunications		3%
Government		1%
Other		6%
		100%

Showroom:
Industry		Percentage
Contract Furnishing		30%
Residential Design		23%
Gift		20%
Casual Furniture		12%
Apparel		10%
Building Products		5%
		100%

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2012	Merchandise Mart	of Total
Tenant	Leased	Revenues	Revenues	Revenues
CCC Information Systems	109,000	$3,141,000	2.4%	0.1%
WPP	102,000	2,826,000	2.1%	0.1%

MERCHANDISE MART – CONTINUED

2012 Leasing Activity:

In 2012, we leased 593,000 square feet of office space at a weighted average initial rent of $32.97 per square foot and 380,000 square feet of showroom space at an average initial rent of $38.67 per square foot.

Lease expirations as of December 31, 2012, assuming none of the tenants exercise renewal options:

Office:
			Percentage of
			Merchandise Mart	Weighted Average Annual
	Number of	Square Feet of	Office	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Month to month	2	2,000	0.1%	$40,000	$20.86
2013	9	19,000	1.3%	462,000	24.44
2014	2	2,000	0.1%	53,000	27.05
2015	5	46,000	3.0%	1,457,000	31.88
2016	3	96,000	6.4%	2,717,000	28.35
2017	-	-	-	-	-
2018	3	134,000	9.0%	3,873,000	28.81
2019	-	-	-	-	-
2020	2	128,000	8.5%	4,145,000	32.39
2021	3	192,000	12.8%	5,430,000	28.24
2022	2	121,000	8.0%	3,315,000	27.48

Showroom:
			Percentage of
			Merchandise Mart	Weighted Average Annual
	Number of	Square Feet of	Showroom	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot
Month to month	11	39,000	1.9%	$1,591,000	$40.86
2013	84	217,000	10.3%	9,234,000	42.47
2014	72	181,000	8.6%	7,392,000	40.81
2015	100	198,000	9.4%	7,534,000	38.02
2016	43	200,000	9.5%	7,591,000	38.00
2017	56	316,000	15.0%	12,088,000	38.31
2018	25	180,000	8.6%	6,785,000	37.66
2019	21	87,000	4.1%	3,706,000	42.83
2020	15	57,000	2.7%	2,531,000	44.78
2021	13	95,000	4.5%	3,535,000	37.10
2022	7	52,000	2.5%	1,959,000	37.86

TOYS “R” US, INC. (“TOYS”)

As of December 31, 2012 we own a 32.6% interest in Toys, a worldwide specialty retailer of toys and baby products, which has a significant real estate component. Toys had $5.7 billion of outstanding debt at October 27, 2012, of which our pro rata share was $1.9 billion, none of which is recourse to us.

The following table sets forth the total number of stores operated by Toys as of December 31, 2012:

			Building
			Owned on
			Leased
	Total	Owned	Ground	Leased
Domestic	875	288	224	363
International	651	78	26	547
Total Owned and Leased	1,526	366	250	910
Franchised Stores	155
Total	1,681

OTHER INVESTMENTS

555 California Street

As of December 31, 2012, we own a 70% controlling interest in a three-building office complex containing 1.8 million square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”).  555 California Street is encumbered by a $600,000,000 mortgage loan that bears interest at a fixed rate of 5.10% and matures in September 2021.

555 California Street lease terms generally range from five to seven years for smaller tenants to as long as 15 years for major tenants, and may provide for extension options at market rates. Leases typically provide for periodic step‑ups in rent over the term of the lease and pass through to tenants their share of increases in real estate taxes and operating expenses over a base year.  Leases also typically provide for tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

Occupancy and weighted average annual rent per square foot as of December 31, 2012:

			Weighted Average
As of	Rentable		Annual Rent
December 31,	Square Feet	Occupancy Rate	Per Square Foot
2012	1,257,000	93.1%	$54.53
2011	1,257,000	93.1%	54.40
2010	1,257,000	93.0%	55.97
2009	1,256,000	94.8%	57.25
2008	1,252,000	94.0%	57.98

2012 rental revenue by tenants’ industry:

Industry	Percentage
Finance	42%
Banking	41%
Legal Services	15%
Other	2%
100%

OTHER INVESTMENTS – CONTINUED

555 California Street - continued

Tenants accounting for 2% or more of revenues:

			Percentage of
			555 California	Percentage of
	Square	2012	Street's	Total
Tenant	Feet Leased	Revenues	Revenues	Revenues
Bank of America	650,000	$34,840,000	37.2%	1.3%
UBS Financial Services	106,000	6,960,000	7.4%	0.3%
Morgan Stanley & Company, Inc.	121,000	6,668,000	7.1%	0.2%
Kirkland & Ellis LLP	125,000	6,125,000	6.5%	0.2%
Goldman Sachs & Co.	90,000	4,762,000	5.1%	0.2%
Dodge & Cox	62,000	3,907,000	4.2%	0.1%
McKinsey & Company Inc.	54,000	3,907,000	4.2%	0.1%
Jones Day	81,000	3,366,000	3.6%	0.1%
KKR Financial LLC	51,000	3,119,000	3.3%	0.1%
Sidley Austin LLP	48,000	1,952,000	2.1%	0.1%

Lexington Realty Trust (“Lexington”)

As of December 31, 2012, we own 10.5% of the outstanding common shares of Lexington, which has interests in 220 properties, encompassing approximately 42.1 million square feet across 42 states, generally net-leased to major corporations.  Lexington had approximately $2.0 billion of outstanding debt at December 31, 2012, of which our pro rata share was $209 million, none of which is recourse to us.

Vornado Capital Partners Real Estate Fund (the “Fund”)

As of December 31, 2012, the Fund has nine investments with an aggregate fair value of approximately $600,786,000, or $67,642,000 in excess of its cost, and has remaining unfunded commitments of $217,676,000, of which our share is $54,419,000.

ITEM 3.    LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 ($6,000,000 beginning February 1, 2012) of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all of the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we had a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  Stop & Shop appealed the Court’s decision and the judgment and posted a bond to secure payment of the judgment. On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  At December 31, 2012, we had a $47,900,000 receivable from Stop & Shop, which is included as a component of “tenant and other receivables” on our consolidated balance sheet.  On February 6, 2013, we received $124,000,000 pursuant to a settlement agreement with Stop & Shop.  The settlement terminates our right to receive $6,000,000 of additional annual rent under the 1992 agreement, for a period potentially through 2031.  As a result of this settlement, we collected the aforementioned $47,900,000 receivable and will recognize approximately $59,000,000 of net income in the first quarter of 2013.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related STOCKholder Matters and issuer purchases of equity securities

Vornado’s common shares are traded on the New York Stock Exchange under the symbol “VNO.”

Quarterly high and low sales prices of the common shares and dividends paid per common share for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended				Year Ended
	December 31, 2012				December 31, 2011
Quarter	High	Low	Dividends		High	Low	Dividends

1st	$86.21	$75.17	$0.69		$93.53	$82.12	$0.69
2nd	88.50	78.56	0.69		98.42	86.85	0.69
3rd	86.56	79.50	0.69		98.77	72.85	0.69
4th	82.50	72.64	1.69	(1)	84.30	68.39	0.69

(1) Comprised of a regular quarterly dividend of $0.69 per share and a special long-term capital gain dividend of $1.00 per share.

On January 17, 2013, we increased our quarterly common dividend to $0.73 per share (a new indicated annual rate of $2.92 per share).  As of February 1, 2013, there were 1,206 holders of record of our common shares.

Recent Sales of Unregistered Securities

During the fourth quarter of 2012, we issued 46,047 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

None

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2007 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2007	2008	2009	2010	2011	2012
Vornado Realty Trust	$100	$72	$89	$110	$105	$114
S&P 500 Index	100	63	80	92	94	109
The NAREIT All Equity Index	100	62	80	102	110	132

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2012		2011	2010	2009	2008
Operating Data:
Revenues:
Property rentals	$2,085,582		$2,114,255	$2,093,475	$2,006,207	$1,978,454
Tenant expense reimbursements	301,092		314,752	317,777	312,689	307,909
Cleveland Medical Mart development project	235,234		154,080	-	-	-
Fee and other income	144,549		149,749	146,955	154,590	123,823
Total revenues	2,766,457		2,732,836	2,558,207	2,473,486	2,410,186
Expenses:
Operating	1,021,719		995,586	983,424	954,754	931,455
Depreciation and amortization	517,811		524,550	494,898	492,505	492,208
General and administrative	201,894		208,008	211,399	227,715	191,599
Cleveland Medical Mart development project	226,619		145,824	-	-	-
Impairment losses, acquisition related costs
and tenant buy-outs	120,786		35,299	109,458	71,863	81,447
Total expenses	2,088,829		1,909,267	1,799,179	1,746,837	1,696,709
Operating income	677,628		823,569	759,028	726,649	713,477
Income applicable to Toys "R" Us	14,859		48,540	71,624	92,300	2,380
Income (loss) from partially owned entities	408,267		70,072	20,869	(21,471)	(160,620)
Income (loss) from Real Estate Fund	63,936		22,886	(303)	-	-
Interest and other investment (loss) income, net	(260,945)		148,784	235,267	(116,436)	(3,017)
Interest and debt expense	(500,361)		(526,175)	(539,370)	(597,105)	(591,419)
Net gain (loss) on extinguishment of debt	-		-	94,789	(25,915)	9,820
Net gain on disposition of wholly owned and partially
owned assets	13,347		15,134	81,432	5,641	7,757
Income (loss) before income taxes	416,731		602,810	723,336	63,663	(21,622)
Income tax (expense) benefit	(8,132)		(23,925)	(22,137)	(20,134)	205,616
Income from continuing operations	408,599		578,885	701,199	43,529	183,994
Income from discontinued operations	285,942		161,115	6,832	84,921	227,451
Net income	694,541		740,000	708,031	128,450	411,445
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(32,018)		(21,786)	(4,920)	2,839	3,263
Operating Partnership	(35,327)		(41,059)	(44,033)	(5,834)	(33,327)
Preferred unit distributions of the Operating Partnership	(9,936)		(14,853)	(11,195)	(19,286)	(22,084)
Net income attributable to Vornado	617,260		662,302	647,883	106,169	359,297
Preferred share dividends	(76,937)		(65,531)	(55,534)	(57,076)	(57,091)
Discount on preferred share and unit redemptions	8,948		5,000	4,382	-	-
Net income attributable to common shareholders	$549,271		$601,771	$596,731	$49,093	$302,206

Per Share Data:
Income (loss) from continuing operations, net - basic	$1.50		$2.44	$3.24	$(0.16)	$0.63
Income (loss) from continuing operations, net - diluted	1.49		2.42	3.21	(0.16)	0.61
Net income per common share - basic	2.95		3.26	3.27	0.28	1.96
Net income per common share - diluted	2.94		3.23	3.24	0.28	1.91
Dividends per common share	3.76	(1)	2.76	2.60	3.20	3.65

Balance Sheet Data:
Total assets	$21,965,975		$20,446,487	$20,517,471	$20,185,472	$21,418,048
Real estate, at cost	18,495,359		16,703,757	16,454,967	16,344,244	16,195,706
Accumulated depreciation	(3,097,074)		(2,894,374)	(2,530,945)	(2,228,425)	(2,212,111)
Debt	11,296,190		10,076,607	10,349,457	10,103,428	11,596,585
Total equity	7,904,144		7,508,447	6,830,405	6,649,406	6,214,652

(1) Includes a special long-term capital gain dividend of $1.00 per share.

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010	2009	2008
Other Data:
Funds From Operations ("FFO")(1):
Net income attributable to Vornado	$617,260	$662,302	$647,883	$106,169	$359,297
Depreciation and amortization of real property	504,407	530,113	505,806	508,572	509,367
Net gains on sale of real estate	(245,799)	(51,623)	(57,248)	(45,282)	(57,523)
Real estate impairment losses	129,964	28,799	97,500	23,203	-
Proportionate share of adjustments to equity in net income
of Toys, to arrive at FFO:
Depreciation and amortization of real property	68,483	70,883	70,174	65,358	66,435
Net gains on sale of real estate	-	(491)	-	(164)	(719)
Real estate impairment losses	9,824	-	-	-	-
Income tax effect of above adjustments	(27,493)	(24,634)	(24,561)	(22,819)	(23,223)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	86,197	99,992	78,151	75,200	49,513
Net gains on sale of real estate	(241,602)	(9,276)	(5,784)	(1,188)	(8,759)
Real estate impairment losses	1,849	-	11,481	-	-
Noncontrolling interests' share of above adjustments	(16,649)	(40,957)	(46,794)	(47,022)	(49,683)
FFO	886,441	1,265,108	1,276,608	662,027	844,705
Preferred share dividends	(76,937)	(65,531)	(55,534)	(57,076)	(57,091)
Discount on preferred share and unit redemptions	8,948	5,000	4,382	-	-
FFO attributable to common shareholders	818,452	1,204,577	1,225,456	604,951	787,614
Convertible preferred share dividends	113	124	160	170	189
Interest on 3.88% exchangeable senior debentures	-	26,272	25,917	-	25,261
FFO attributable to common shareholders
plus assumed conversions(1)	$818,565	$1,230,973	$1,251,533	$605,121	$813,064

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

		Page
		Number
	Overview	69
	Overview - Leasing activity	77
	Critical Accounting Policies	81
	Net Income and EBITDA by Segment for the Years Ended
	December 31, 2012, 2011 and 2010	84
	Results of Operations:
	Years Ended December 31, 2012 and 2011	90
	Years Ended December 31, 2011 and 2010	97
	Supplemental Information:
	Net Income and EBITDA by Segment for the Three Months Ended
	December 31, 2012 and 2011	103
	Three Months Ended December 31, 2012 Compared to December 31, 2011	108
	Three Months Ended December 31, 2012 Compared to September 30, 2012	109
	Related Party Transactions	110
	Liquidity and Capital Resources	111
	Financing Activities and Contractual Obligations	111
	Certain Future Cash Requirements	115
	Cash Flows for the Year Ended December 31, 2012	118
	Cash Flows for the Year Ended December 31, 2011	120
	Cash Flows for the Year Ended December 31, 2010	122
	Funds From Operations for the Three Months and Years Ended
	December 31, 2012 and 2011	124

Overview

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at December 31, 2012.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

We own and operate office and retail properties (our “core” operations) with large concentrations in the New York City metropolitan area and in the Washington, DC / Northern Virginia area. In addition, we have a 32.6% interest in Toys “R” Us, Inc. (“Toys”) which has a significant real estate component, a 32.4% interest in Alexander’s, Inc. (NYSE: ALX) (“Alexander’s”), which has six properties in the greater New York metropolitan area, as well as interests in other real estate and related investments.

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the SNL REIT Index (“SNL”) for the following periods ended December 31, 2012:

	Total Return(1)
	Vornado	RMS	SNL
One-year	9.2%	17.8%	20.2%
Three-year	28.2%	64.5%	67.9%
Five-year	9.6%	31.2%	37.3%
Ten-year	228.5%	199.1%	218.5%

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

We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are. Principal factors of competition include rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Risk Factors” in Item 1A for additional information regarding these factors.

Overview - continued

Year Ended December 31, 2012 Financial Results Summary

Net income attributable to common shareholders for the year ended December 31, 2012 was $549,271,000, or $2.94 per diluted share, compared to $601,771,000, or $3.23 per diluted share for the year ended December 31, 2011. Net income for the years ended December 31, 2012 and 2011 includes $487,401,000 and $61,390,000, respectively, of net gains on sale of real estate, and $141,637,000 and $28,799,000, respectively, of real estate impairment losses.  In addition, the years ended December 31, 2012 and 2011 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $164,907,000, or $0.88 per diluted share for the year ended December 31, 2012 and $287,678,000, or $1.55 per diluted share for the year ended December 31, 2011.

Funds from operations attributable to common shareholders plus assumed conversions (“FFO”) for the year ended December 31, 2012 was $818,565,000, or $4.39 per diluted share, compared to $1,230,973,000, or $6.42 per diluted share for the prior year.  FFO for the years ended December 31, 2012 and 2011 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO by $145,560,000, or $0.78 per diluted share for the year ended December 31, 2012, and increased FFO by $291,700,000, or $1.52 per diluted share for the year ended December 31, 2011.

	For the Year Ended
	December 31,
(Amounts in thousands)	2012	2011
Items that affect comparability income (expense):
Non-cash impairment loss on J.C. Penney owned shares	$(224,937)	$-
(Loss) income from the mark-to-market of J.C. Penney derivative position	(75,815)	12,984
Non-cash impairment loss on investment in Toys	(40,000)	-
FFO attributable to discontinued operations, including our share of discontinued operations
of Alexander's	68,501	91,938
Accelerated amortization of discount on investment in subordinated debt of Independence Plaza	60,396	-
1290 Avenue of the Americas and 555 California Street priority return and income tax benefit	25,260	-
After-tax net gain on sale of Canadian Trade Shows	19,657	-
Net gain resulting from Lexington Realty Trust's stock issuance	14,116	9,760
Net gain on extinguishment of debt	-	83,907
Mezzanine loan loss reversal and gain on disposition	-	82,744
Recognition of disputed receivable from Stop & Shop	-	23,521
Other, net	(2,339)	6,440
	(155,161)	311,294
Noncontrolling interests' share of above adjustments	9,601	(19,594)
Items that affect comparability, net	$(145,560)	$291,700

The percentage increase (decrease) in GAAP basis and cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the year ended December 31, 2012 over the year ended December 31, 2011 is summarized below.

				Retail	Merchandise
Same Store EBITDA:		New York	Washington, DC	Properties	Mart
	December 31, 2012 vs. December 31, 2011
	GAAP basis	2.0%(1)	(8.6%)	1.2%	4.5%
	Cash basis	2.0%(1)	(9.8%)	1.3%	0.7%

(1)	Excluding the Hotel Pennsylvania, same store increased by 2.2% and 2.3% on a GAAP and Cash basis, respectively.

Overview - continued

Quarter Ended December 31, 2012  Financial Results Summary

Net income attributable to common shareholders for the quarter ended December 31, 2012 was $62,633,000, or $0.33 per diluted share, compared to $69,508,000, or $0.37 per diluted share for the quarter ended December 31, 2011.  Net income for the quarters ended December 31, 2012 and 2011 includes $281,549,000 and $1,916,000, respectively, of net gains on sale of real estate, and $117,883,000 and $28,799,000, respectively, of real estate impairment losses.  In addition, the quarters ended December 31, 2012 and 2011 include certain other items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders by $18,670,000, or $0.10 per diluted share for the quarter ended December 31, 2012 and increased net income attributable to common shareholders by $48,566,000, or $0.26 per diluted share for the quarter ended December 31, 2011.

FFO for the quarter ended December 31, 2012 was $55,890,000, or $0.30 per diluted share, compared to $280,369,000, or $1.46 per diluted share for the prior year’s quarter.  FFO for the quarters ended December 31, 2012 and 2011 include certain items that affect comparability which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO by $172,670,000, or $0.92 per diluted share for the quarter ended December 31, 2012, and increased FFO by $82,493,000, or $0.43 per diluted share for the quarter ended December 31, 2011.

	For the Three Months Ended
	December 31,
(Amounts in thousands)	2012	2011
Items that affect comparability income (expense):
Non-cash impairment loss on J.C. Penney owned shares	$(224,937)	$-
(Loss) income from the mark-to-market of J.C. Penney derivative position	(22,472)	40,120
Non-cash impairment loss on investment in Toys	(40,000)	-
Accelerated amortization of discount on investment in subordinated debt of Independence Plaza	60,396	-
1290 Avenue of the Americas and 555 California Street priority return and income tax benefit	25,260	-
Net gain resulting from Lexington Realty Trust's stock issuance	14,116	-
FFO attributable to discontinued operations, including our share of discontinued operations
of Alexander's	12,736	25,398
Recognition of disputed receivable from Stop & Shop	-	23,521
Other, net	(8,825)	(1,014)
	(183,726)	88,025
Noncontrolling interests' share of above adjustments	11,056	(5,532)
Items that affect comparability, net	$(172,670)	$82,493

The percentage increase (decrease) in GAAP basis and cash basis same store EBITDA of our operating segments for the quarter ended December 31, 2012 over the quarter ended December 31, 2011 and the trailing quarter ended September 30, 2012 are summarized below.

				Retail	Merchandise
Same Store EBITDA:		New York	Washington, DC	Properties	Mart
	December 31, 2012 vs. December 31, 2011
	GAAP basis	0.2%(1)	(14.3%)	(0.1%)	0.2%
	Cash basis	4.0%(1)	(14.9%)	(0.8%)	(5.7%)
	December 31, 2012 vs. September 30, 2012
	GAAP basis	4.3%(2)	(8.8%)	1.8%	14.0%	(3)
	Cash basis	6.8%(2)	(7.7%)	1.4%	6.6%	(3)

(1)	Excluding the Hotel Pennsylvania, same store increased by 0.2% and 4.4% on a GAAP and Cash basis, respectively.
(2)	Excluding the Hotel Pennsylvania, same store increased by 2.5% and 4.8% on a GAAP and Cash basis, respectively.
(3)	Primarily from the timing of trade shows.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

VorNADO CAPITAL PARTNERS REAL ESTATE FUND (The “FUND”)

In February 2011, the Fund’s subscription period closed with an aggregate of $800,000,000 of capital commitments, of which we committed $200,000,000.  We are the general partner and investment manager of the Fund, which has an eight-year term and a three-year investment period.  During the investment period, which concludes in July 2013, the Fund is our exclusive investment vehicle for all investments that fit within its investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) non-controlling interests in equity and debt securities; and (vi) investments located outside of North America.   The Fund’s investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

During 2012, the Fund made four investments (described below) aggregating $203,700,000.  As of December 31, 2012, the Fund has nine investments with an aggregate fair value of $600,786,000, or $67,642,000 in excess of cost, and has remaining unfunded commitments of $217,676,000, of which our share was $54,419,000.

          800 Corporate Pointe

On November 30, 2012, the Fund acquired 800 Corporate Pointe, a 243,000 square foot office building and the accompanying six-level parking structure (1,964 spaces) located in Culver City, Los Angeles, California, for $95,700,000 in cash.

          501 Broadway

On August 20, 2012, the Fund acquired 501 Broadway, a 9,000 square foot retail property in New York for $31,000,000.  The purchase price consisted of $11,000,000 in cash and a $20,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75%, with a floor of 3.50%, and has two one-year extension options.

          1100 Lincoln Road

On July 2, 2012, the Fund acquired 1100 Lincoln Road, a 167,000 square foot retail property, the western anchor of the Lincoln Road Shopping District in Miami Beach, Florida, for $132,000,000.  The purchase price consisted of $66,000,000 in cash and a $66,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% and has two one-year extension options.

          520 Broadway

On April 26, 2012, the Fund acquired 520 Broadway, a 112,000 square foot office building in Santa Monica, California for $61,000,000 in cash and subsequently placed a $30,000,000 mortgage loan on the property.  The three-year loan bears interest at LIBOR plus 2.25% and has two one-year extension options.

Overview – continued

2012 Acquisitions and Investments

Independence Plaza

In 2011, we acquired a 51% interest in the subordinated debt of Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan which has 54,500 square feet of retail space and 550 parking spaces, for $45,000,000 and a warrant to purchase 25% of the equity for $1,000,000.  On December 21, 2012, we acquired a 58.75% interest in the property as follows: (i) buying one of the equity partners’ 33.75% interest for $160,000,000, (ii) exercising our warrant for 25% of the equity and (iii) contributing the appreciated value of our interest in the subordinated debt as preferred equity.  In connection therewith, we recognized income of $105,366,000, comprised of $60,396,000 from the accelerated amortization of the discount on the subordinated debt immediately preceding the conversion to preferred equity, and a $44,970,000 purchase price fair value adjustment upon exercising the warrant.  The current transaction values the property at $844,800,000.  The property is currently encumbered by a $334,225,000 mortgage.  We expect to refinance the $334,225,000 mortgage in 2013, substantially decreasing our cash investment.  We manage the retail space at the property and Stellar Management, our partner, manages the residential space.

666 Fifth Avenue - Retail

On December 6, 2012, we acquired a retail condominium located at 666 Fifth Avenue at 53rd Street for $707,000,000 in cash. The property has 126 feet of frontage on Fifth Avenue and contains 114,000 square feet, 39,000 square feet in fee and 75,000 square feet by long-term lease from the 666 Fifth Avenue office condominium, which is 49.5% owned by us.

Marriott Marquis Times Square - Retail and Signage

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”), under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The Marriott Marquis with over 1,900 rooms is one of the largest hotels in Manhattan.  It is located in the heart of the bow-tie of Times Square and spans the entire block front from 45th Street to 46th Street on Broadway.  The Marriott Marquis is directly across from our 1540 Broadway iconic retail property leased to Forever 21 and Disney flagship stores.  We plan to spend over $140,000,000 to redevelop and substantially expand the existing retail space, including converting the below grade parking garage into retail, and creating six-story, 300 foot wide block front, dynamic LED signs.  During the term of the lease we will pay fixed rent equal to the sum of $12,500,000, plus a portion of the property’s net cash flow after we receive a 5.2% preferred return on our invested capital.  The lease contains put/call options which, if exercised, would lead to our ownership.  Host can exercise the put option during defined periods following the conversion of the project to a condominium.  We can exercise our call option under the same terms, at any time after the fifteenth year of the lease term.

Overview – continued

2012 Dispositions

Merchandise Mart

On December 31, 2012, we completed the sale of the Boston Design Center, a 554,000 square foot showroom building in Boston, Massachusetts, for $72,400,000 in cash, which resulted in a net gain of $5,252,000.

On July 26, 2012, we completed the sale of the Washington Design Center, a 393,000 square foot showroom building in Washington, DC, and the Canadian Trade Shows, for an aggregate of $103,000,000 in cash.  The sale of the Canadian Trade Shows resulted in an after-tax net gain of $19,657,000.

On June 22, 2012, we completed the sale of L.A. Mart, a 784,000 square foot showroom building in Los Angeles, California for $53,000,000, of which $18,000,000 was cash and $35,000,000 was nine-month seller financing at 6.0%, which was paid on December 28, 2012.

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

Washington, DC

On November 7, 2012, we completed the sale of three office buildings (“Reston Executive”) located in suburban Fairfax County, Virginia, containing 494,000 square feet for $126,250,000, which resulted in a net gain of $36,746,000.

On July 26, 2012, we completed the sale of 409 Third Street S.W., a 409,000 square foot office building in Washington, DC, for $200,000,000 in cash, which resulted in a net gain of $126,621,000.  This building is contiguous to the Washington Design Center and was sold to the same purchaser.

Retail Properties

On February 13, 2013, we entered into an agreement to sell the Plant, a power strip shopping center in San Jose, California, for $203,000,000.  The sale will result in net proceeds of approximately $93,000,000 after repaying the existing loan and closing costs, and a financial statement gain of approximately $33,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed by the second quarter of 2013.

On January 24, 2013, we completed the sale of the Green Acres Mall located in Valley Stream, New York, for $500,000,000, which resulted in net proceeds of $185,000,000, after repaying the existing loan and closing costs.  The financial statement gain of  $205,000,000 will be recognized in the first quarter of 2013 and the tax gain of $304,000,000 has been deferred as part of a like-kind exchange.

In 2012, we sold 12 non-core retail properties in separate transactions, for an aggregate of $157,000,000 in cash, which resulted in a net gain aggregating $22,266,000.  In addition, we have entered into an agreement to sell a building on Market Street, Philadelphia, which is part of the Gallery at Market East for $60,000,000, which will result in a net gain of approximately $35,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the first quarter of 2013.

Other

On January 24, 2013, LNR Property LLC (“LNR”) entered into a definitive agreement to be sold.  We own 26.2% of LNR and expect to receive net proceeds of approximately $241,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2013.

Overview – continued

2012 Financing Activities

Secured Debt

On November 16, 2012, we completed a $120,000,000 refinancing of 4 Union Square South, a 206,000 square foot Manhattan retail property. The seven-year loan bears interest at LIBOR plus 2.15% (2.36% at December 31, 2012) and amortizes based on a 30-year schedule beginning in the third year. We retained net proceeds of approximately $42,000,000, after repaying the existing loan and closing costs.

On November 8, 2012, we completed a $950,000,000 refinancing of 1290 Avenue of the Americas (70% owned), a 2.1 million square foot Manhattan office building. The 10-year fixed rate interest-only loan bears interest at 3.34%.  The partnership retained net proceeds of approximately $522,000,000, after repaying the existing loan and closing costs.

On August 17, 2012, we completed a $98,000,000 refinancing of 435 Seventh Avenue, a 43,000 square foot retail property in Manhattan. The seven-year loan bears interest at LIBOR plus 2.25% (2.46% at December 31, 2012). We retained net proceeds of approximately $44,000,000, after repaying the existing loan and closing costs.

On July 26, 2012, we completed a $150,000,000 refinancing of 2101 L Street, a 380,000 square foot office building located in Washington, DC. The 12-year fixed rate loan bears interest at 3.97% and amortizes based on a 30-year schedule beginning in the third year.

On March 5, 2012, we completed a $325,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property located on the entire Sixth Avenue block front between 32nd and 33rd Streets in Manhattan.  The building contains the 257,000 square foot Manhattan Mall and 848,000 square feet of office space.  The three-year loan bears interest at LIBOR plus 2.50% (2.71% at December 31, 2012) and has two one-year extension options.  We retained net proceeds of approximately $87,000,000, after repaying the existing loan and closing costs.

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

Overview – continued

2012 Financing Activities – continued

Preferred Securities

In July 2012 and January 2013, we sold an aggregate of $600,000,000 of cumulative redeemable preferred securities with a weighted average cost of 5.55%. The net proceeds aggregating $581,824,000 were used primarily to redeem outstanding cumulative redeemable preferred securities with an aggregate face amount of $517,500,000 and a weighted average cost of 6.82%.  The details of these transactions are described below.

On February 19, 2013, we redeemed all of the outstanding 6.75% Series F Cumulative Redeemable Preferred Shares and 6.75% Series H Cumulative Redeemable Preferred Shares at par, for an aggregate of $262,500,000 in cash, plus accrued and unpaid dividends through the date of redemption.

On January 25, 2013, we sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement. We retained aggregate net proceeds of $290,853,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).  Dividends on the Series L Preferred Shares are cumulative and payable quarterly in arrears.  The Series L Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we may redeem the Series L Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series L Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

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

On July 11, 2012, we sold 12,000,000 5.70% Series K Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  We retained aggregate net proceeds of $290,971,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 Series K Preferred Units (with economic terms that mirror those of the Series K Preferred Shares).  Dividends on the Series K Preferred Shares are cumulative and payable quarterly in arrears.  The Series K Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we may redeem the Series K Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series K Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

Overview - continued

Leasing Activity

The leasing activity presented below is based on leases signed during the period and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Tenant improvements and leasing commissions presented below are based on square feet leased during the period.  Second generation relet space represents square footage that has not been vacant for more than nine months.  The leasing activity for the New York segment excludes Alexander’s, the Hotel Pennsylvania and residential.

	New York		Washington, DC	Retail Properties		Merchandise Mart
(Square feet in thousands)	Office	Retail	Office	Strips	Malls	Office		Showroom

Quarter Ended December 31, 2012:
Total square feet leased	457	6	482	322	75	-		58
Our share of square feet leased	437	5	404	322	51	-		58
Initial rent (1)	$53.98	$308.52	$41.46	$20.46	$33.11	$-		$41.19
Weighted average lease term (years)	8.6	9.2	7.2	7.4	5.8	-		6.5
Second generation relet space:
Square feet	373	3	246	220	5	-		58
Cash basis:
Initial rent (1)	$52.61	$459.69	$39.34	$17.03	$69.44	$-		$41.19
Prior escalated rent	$50.86	$295.56	$40.38	$16.04	$67.89	$-		$39.42
Percentage increase (decrease)	3.4%	55.5%	(2.6%)	6.2%	2.3%	-%		4.5%
GAAP basis:
Straight-line rent (2)	$51.46	$513.29	$37.94	$17.16	$71.83	$-		$43.00
Prior straight-line rent	$48.62	$283.01	$38.86	$15.79	$65.06	$-		$33.41
Percentage increase (decrease)	5.8%	81.4%	(2.4%)	8.7%	10.4%	-%		28.7%
Tenant improvements and leasing
commissions:
Per square foot	$48.15	$188.84	$26.90	$4.28	$27.38	$-		$7.55
Per square foot per annum:	$5.60	$20.60	$3.74	$0.58	$4.72	$-		$1.16
Percentage of initial rent	10.4%	6.7%	9.0%	2.8%	14.3%	-		2.8%

Year Ended December 31, 2012:
Total square feet leased	1,950	192	2,111	1,276	146	593		380
Our share of square feet leased	1,754	185	1,901	1,276	101	593		380
Initial rent (1)	$57.15	$110.71	$40.55	$18.65	$38.45	$32.97		$38.67
Weighted average lease term (years)	9.3	11.9	7.3	8.2	5.3	14.7		6.0
Second generation relet space:
Square feet	1,405	154	1,613	941	17	20		380
Cash basis:
Initial rent (1)	$57.88	$110.21	$39.27	$15.98	$64.85	$32.24		$38.67
Prior escalated rent	$55.31	$88.47	$39.13	$14.58	$60.78	$24.88		$39.04
Percentage increase (decrease)	4.6%	24.6%	0.4%	9.6%	6.7%	29.6%		(0.9%)
GAAP basis:
Straight-line rent (2)	$57.34	$115.97	$38.96	$16.49	$66.24	$32.38		$39.15
Prior straight-line rent	$54.64	$89.52	$37.67	$13.69	$58.61	$23.15		$35.28
Percentage increase	4.9%	29.5%	3.4%	20.5%	13.0%	39.9%		11.0%
Tenant improvements and leasing
commissions:
Per square foot	$54.45	$32.52	$35.49	$7.48	$18.66	$96.41		$10.49
Per square foot per annum:	$5.85	$2.73	$4.86	$0.91	$3.52	$6.56	(3)	$1.75
Percentage of initial rent	10.2%	2.5%	12.0%	4.9%	9.2%	19.9%		4.5%

See notes on the following page.

Overview - continued

Leasing Activity - continued

		New York		Washington, DC	Retail Properties		Merchandise Mart
(Square feet in thousands)		Office	Retail	Office	Strips	Malls	Office	Showroom

Year Ended December 31, 2011:
Total square feet leased		3,211	61	1,735	1,109	239	241	306
Our share of square feet leased:		2,432	61	1,557	1,109	207	241	306
	Initial rent (1)	$55.37	$133.02	$41.35	$18.03	$33.82	$26.43	$36.67
	Weighted average lease term (years)	9.2	10.1	5.6	9.1	6.0	8.4	5.6
	Second generation relet space:
	Square feet	2,089	52	1,396	470	48	241	306
	Cash basis:
	Initial rent (1)	$56.21	$145.98	$41.01	$16.25	$30.65	$26.43	$36.67
	Prior escalated rent	$47.66	$134.95	$38.77	$14.94	$27.79	$26.51	$38.60
	Percentage increase (decrease)	18.0%	8.2%	5.8%	8.8%	10.3%	(0.3%)	(5.0%)
	GAAP basis:
	Straight-line rent(2)	$56.19	$150.78	$40.54	$16.46	$32.15	$26.90	$35.58
	Prior straight-line rent	$47.47	$133.55	$37.47	$14.34	$27.26	$23.25	$35.04
	Percentage increase	18.4%	12.9%	8.2%	14.8%	17.9%	15.7%	1.5%
	Tenant improvements and leasing
	commissions:
	Per square foot	$48.28	$40.00	$25.01	$5.67	$9.00	$64.78	$6.20
	Per square foot per annum:	$5.25	$3.96	$4.47	$0.62	$1.50	$7.71	$1.11
	Percentage of initial rent	9.5%	3.0%	10.8%	3.4%	4.4%	29.2%	3.0%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	Includes $6.50 per square foot per annum of tenant improvements and leasing commissions in connection with the 572,000 square foot Motorola Mobility / Google lease.

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2012:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,729	16,751	95.9%
Retail	49	2,217	2,057	96.8%
Alexander's	6	2,179	706	99.1%
Hotel Pennsylvania	1	1,400	1,400
Residential (1,655 units)	4	1,528	873	96.9%
		27,053	21,787	96.2%

Washington, DC
Office	59	16,106	13,637	81.2%
Residential (2,414 units)	7	2,599	2,457	97.9%
Hotel and Warehouses	7	435	435	100.0%
		19,140	16,529	84.1%

Retail Properties:
Strip Shopping Centers	114	15,566	14,984	93.6%
Regional Malls	6	5,244	3,608	92.7%
		20,810	18,592	93.4%

Merchandise Mart:
Office	2	1,771	1,762	90.0%
Showroom	2	2,220	2,220	94.7%
		3,991	3,982	92.6%

Other
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	5	971	971	55.9%
		2,766	2,228

Total square feet at December 31, 2012		73,760	63,118

Square footage (in service) and Occupancy as of December 31, 2011:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,571	16,598	96.2%
Retail	46	2,239	1,982	95.6%
Alexander's	6	2,179	706	98.7%
Hotel Pennsylvania	1	1,400	1,400
		25,389	20,686	96.2%

Washington, DC
Office	59	16,623	14,161	89.3%
Residential (2,414 units)	7	2,599	2,457	96.6%
Hotel and Warehouses	7	404	404	100.0%
		19,626	17,022	90.6%

Retail Properties:
Strip Shopping Centers	114	15,595	15,012	93.3%
Regional Malls	6	5,448	3,800	92.7%
		21,043	18,812	93.2%

Merchandise Mart:
Office	2	1,229	1,220	90.1%
Showroom	2	2,715	2,715	89.8%
		3,944	3,935	89.9%

Other
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	5	971	971	45.3%
		2,766	2,228

Total square feet at December 31, 2011		72,768	62,683

Overview - continued

Washington, DC Segment

As a result of the Base Realignment and Closure (“BRAC”) statute, we estimated that occupancy would decrease from 90% at December 31, 2011, to between 82% and 84% at December 31, 2012 and that 2012 EBITDA before discontinued operations and gains on sale of real estate would be lower than 2011 by approximately $55,000,000 to $65,000,000 (revised to $50,000,000 to $60,000,000 in the third quarter of 2012).  At December 31, 2012, occupancy was 84.1% and 2012 EBITDA before discontinued operations and gains on sale of real estate was lower than 2011 by $54,900,000.

We estimate that 2013 EBITDA will be between $5,000,000 and $15,000,000 lower than 2012 EBITDA.

Of the 2,395,000 square feet subject to BRAC, 348,000 square feet has been taken out of service for redevelopment and 545,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of December 31, 2012.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Resolved:
Relet as of December 31, 2012	$39.76	521,000	380,000	88,000	53,000
Leases pending	45.00	24,000	24,000	-	-
Taken out of service for redevelopment		348,000	348,000	-	-
		893,000	752,000	88,000	53,000

To Be Resolved:
Vacated as of December 31, 2012	35.77	1,002,000	519,000	473,000	10,000
Expiring in:
2013	37.39	126,000	-	43,000	83,000
2014	32.49	304,000	103,000	201,000	-
2015	43.04	70,000	65,000	5,000	-
		1,502,000	687,000	722,000	93,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

In the first quarter of 2012, we notified the lender that due to scheduled lease expirations resulting primarily from the effects of the BRAC statute, the Skyline properties had a 26% vacancy rate and rising (49.8% as of December 31, 2012) and, accordingly, cash flows are expected to decrease.  As a result, our subsidiary that owns these properties does not have and is not expected to have for some time sufficient funds to pay all of its current obligations, including interest payments to the lender.  Based on the projected vacancy and the significant amount of capital required to re-tenant these properties, at our request, the mortgage loan was transferred to the special servicer.  In the second quarter of 2012, we entered into a forbearance agreement with the special servicer to apply cash flows of the property, before interest on the loan, towards the repayment of $4,000,000 of tenant improvements and leasing commissions we funded in connection with a new lease at these properties, which was repaid in the third quarter.  The forbearance agreement was amended January 31, 2013, to extend its maturity through April 1, 2013 and provides for interest shortfalls to be deferred and added to the principal balance of the loan and not give rise to a loan default. As of December 31, 2012, the deferred interest amounted to $26,957,000.  We continue to negotiate with the special servicer to restructure the terms of the loan.

Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012 did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures (See Note 13 to the consolidated financial statements in this Annual Report on Form 10-K).

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

As of December 31, 2012 and 2011, the carrying amounts of real estate, net of accumulated depreciation, were $15.4 billion and $13.8 billion, respectively.  As of December 31, 2012 and 2011, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) were $370,602,000 and $287,844,000, respectively, and the carrying amounts of identified intangible liabilities, a component of “deferred revenue” on our consolidated balance sheets, were $463,432,000 and $466,743,000, respectively.

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

Critical Accounting Policies – continued

Partially Owned Entities

We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary.  We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. When the requirements for consolidation are not met, we account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity.  Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

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

As of December 31, 2012 and 2011, the carrying amounts of investments in partially owned entities, including Toys “R” Us, was $1.704 billion and $1.740 billion, respectively.

Mortgage and Mezzanine Loans Receivable

We invest in mortgage and mezzanine loans of entities that have significant real estate assets.  These investments are either secured by the real property or by pledges of the equity interests of the entities owning the underlying real estate.  We record these investments at the stated principal amount net of any unamortized discount or premium.  We accrete or amortize any discount or premium over the life of the related receivable utilizing the effective interest method or straight-line method, if the result is not materially different. We evaluate the collectability of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, to the value of the collateral if the loan is collateral dependent. If our estimates of the collectability of both interest and principal or the fair value of our loans change based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. As of December 31, 2012 and 2011, the carrying amounts of mortgage and mezzanine loans receivable were $225,359,000 and $133,948,000, respectively.

Critical Accounting Policies – continued

Allowance For Doubtful Accounts

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($37,674,000 and $43,241,000 as of December 31, 2012 and 2011) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($3,165,000 and $3,290,000 as of December 31, 2012 and 2011, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Net Income and EBITDA by Segment for the Years Ended December 31, 2012, 2011 and 2010

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (3) on page 87 for the elements of the New York segment’s EBITDA.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the years ended December 31, 2012, 2011 and 2010.

(Amounts in thousands)	For the Year Ended December 31, 2012
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,962,545	$1,004,078		$467,972	$276,190		$125,018	$-	$89,287
Straight-line rent adjustments	68,844	52,117		5,727	9,379		763	-	858
Amortization of acquired below-
market leases, net	54,193	31,552		2,043	14,902		-	-	5,696
Total rentals	2,085,582	1,087,747		475,742	300,471		125,781	-	95,841
Tenant expense reimbursements	301,092	160,133		40,742	88,545		4,343	-	7,329
Cleveland Medical Mart development
project	235,234	-		-	-		235,234	-	-
Fee and other income:
BMS cleaning fees	67,584	94,965		-	-		-	-	(27,381)
Signage revenue	20,892	20,892		-	-		-	-	-
Management and leasing fees	21,867	5,639		12,775	3,131		231	-	91
Lease termination fees	2,361	1,136		643	74		508	-	-
Other income	31,845	4,472		24,126	1,778		1,574	-	(105)
Total revenues	2,766,457	1,374,984		554,028	393,999		367,671	-	75,775
Operating expenses	1,021,719	602,883		194,523	141,732		65,337	-	17,244
Depreciation and amortization	517,811	226,653		138,296	76,835		33,778	-	42,249
General and administrative	201,894	30,053		27,237	23,654		18,899	-	102,051
Cleveland Medical Mart development
project	226,619	-		-	-		226,619	-	-
Impairment losses, acquisition related
costs and tenant buy-outs	120,786	-		-	103,400		-	-	17,386
Total expenses	2,088,829	859,589		360,056	345,621		344,633	-	178,930
Operating income (loss)	677,628	515,395		193,972	48,378		23,038	-	(103,155)
Income applicable to Toys	14,859	-		-	-		-	14,859	-
Income (loss) from partially owned
entities	408,267	207,773		(5,612)	1,458		729	-	203,919
Income from Real Estate Fund	63,936	-		-	-		-	-	63,936
Interest and other investment
(loss) income, net	(260,945)	4,230		126	27		-	-	(265,328)
Interest and debt expense	(500,361)	(147,132)		(115,574)	(62,923)		(31,393)	-	(143,339)
Net gain on disposition of wholly
owned and partially owned assets	13,347	-		-	8,491		-	-	4,856
Income (loss) before income taxes	416,731	580,266		72,912	(4,569)		(7,626)	14,859	(239,111)
Income tax expense	(8,132)	(3,491)		(1,650)	-		(502)	-	(2,489)
Income (loss) from continuing
operations	408,599	576,775		71,262	(4,569)		(8,128)	14,859	(241,600)
Income (loss) from discontinued
operations	285,942	(641)		167,766	42,926		75,144	-	747
Net income (loss)	694,541	576,134		239,028	38,357		67,016	14,859	(240,853)
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(32,018)	(2,138)		-	1,812		-	-	(31,692)
Operating Partnership	(35,327)	-		-	-		-	-	(35,327)
Preferred unit distributions
of the Operating Partnership	(9,936)	-		-	-		-	-	(9,936)
Net income (loss) attributable to
Vornado	617,260	573,996		239,028	40,169		67,016	14,859	(317,808)
Interest and debt expense(2)	760,523	187,855		133,625	73,828		35,423	147,880	181,912
Depreciation and amortization(2)	735,293	252,257		157,816	86,529		39,596	135,179	63,916
Income tax expense (benefit)(2)	7,026	3,751		1,943	-		12,503	(16,629)	5,458
EBITDA(1)	$2,120,102	$1,017,859	(3)	$532,412	$200,526	(4)	$154,538	$281,289	$(66,522)	(5)

EBITDA for the New York, Washington, DC and Retail Properties segments above include income from discontinued operations and other gains and losses that affect comparability which are described in the “Overview,” aggregating $197,998, $176,935 and $(35,875), respectively.  Excluding these items, EBITDA for the New York, Washington, DC and Retail Properties segments was $819,861, $355,477 and $236,401, respectively.

___________________________________________________________________________

See notes on page 87.

Net Income and EBITDA by Segment for the Years Ended December 31, 2012, 2011 and 2010 - continued

(Amounts in thousands)	For the Year Ended December 31, 2011
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$2,012,292	$979,032		$531,510	$274,386		$136,404	$-	$90,960
Straight-line rent adjustments	39,858	34,446		(2,569)	6,723		(1,284)	-	2,542
Amortization of acquired below-
market leases, net	62,105	40,958		2,160	13,969		-	-	5,018
Total rentals	2,114,255	1,054,436		531,101	295,078		135,120	-	98,520
Tenant expense reimbursements	314,752	165,433		36,299	96,805		6,321	-	9,894
Cleveland Medical Mart development
project	154,080	-		-	-		154,080	-	-
Fee and other income:
BMS cleaning fees	61,754	90,033		-	-		-	-	(28,279)
Signage revenue	19,823	19,823		-	-		-	-	-
Management and leasing fees	21,801	5,095		12,361	3,990		342	-	13
Lease termination fees	16,334	11,839		3,794	467		234	-	-
Other income	30,037	6,457		19,762	1,862		2,218	-	(262)
Total revenues	2,732,836	1,353,116		603,317	398,202		298,315	-	79,886
Operating expenses	995,586	578,344		188,744	133,403		77,492	-	17,603
Depreciation and amortization	524,550	221,520		154,142	77,433		28,804	-	42,651
General and administrative	208,008	26,808		26,369	25,489		28,040	-	101,302
Cleveland Medical Mart development
project	145,824	-		-	-		145,824	-	-
Impairment losses, acquisition related
costs and tenant buy-outs	35,299	23,777		-	369		5,228	-	5,925
Total expenses	1,909,267	850,449		369,255	236,694		285,388	-	167,481
Operating income (loss)	823,569	502,667		234,062	161,508		12,927	-	(87,595)
Income applicable to Toys	48,540	-		-	-		-	48,540	-
Income (loss) from partially owned
entities	70,072	12,062		(6,381)	2,700		455	-	61,236
Income from Real Estate Fund	22,886	-		-	-		-	-	22,886
Interest and other investment
income (loss), net	148,784	4,245		199	(32)		1	-	144,371
Interest and debt expense	(526,175)	(152,386)		(115,456)	(70,952)		(31,208)	-	(156,173)
Net gain on disposition of wholly
owned and partially owned assets	15,134	-		-	4,278		-	-	10,856
Income (loss) before income taxes	602,810	366,588		112,424	97,502		(17,825)	48,540	(4,419)
Income tax expense	(23,925)	(2,084)		(2,690)	(34)		(1,572)	-	(17,545)
Income (loss) from continuing
operations	578,885	364,504		109,734	97,468		(19,397)	48,540	(21,964)
Income from discontinued
operations	161,115	563		52,390	31,815		72,971	-	3,376
Net income (loss)	740,000	365,067		162,124	129,283		53,574	48,540	(18,588)
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(21,786)	(10,042)		-	237		-	-	(11,981)
Operating Partnership	(41,059)	-		-	-		-	-	(41,059)
Preferred unit distributions
of the Operating Partnership	(14,853)	-		-	-		-	-	(14,853)
Net income (loss) attributable to
Vornado	662,302	355,025		162,124	129,520		53,574	48,540	(86,481)
Interest and debt expense(2)	797,920	181,740		134,270	82,608		40,916	157,135	201,251
Depreciation and amortization(2)	777,421	247,630		181,560	91,040		46,725	134,967	75,499
Income tax expense (benefit)(2)	4,812	2,170		3,123	34		2,237	(1,132)	(1,620)
EBITDA(1)	$2,242,455	$786,565	(3)	$481,077	$303,202	(4)	$143,452	$339,510	$188,649	(5)

EBITDA for the New York, Washington, DC and Retail Properties segments above include income from discontinued operations and other gains and losses that affect comparability which are described in the “Overview,” aggregating $(8,698), $70,743 and $73,275, respectively.  Excluding these items, EBITDA for the New York, Washington, DC and Retail Properties segments was $795,263, $410,334 and $229,927, respectively.

____________________________________

See notes on page 87.

Net Income and EBITDA by Segment for the Years Ended December 31, 2012, 2011 and 2010 - continued

(Amounts in thousands)	For the Year Ended December 31, 2010
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,957,130	$944,322		$536,947	$256,654		$132,120	$-	$87,087
Straight-line rent adjustments	70,972	51,385		6,089	9,401		301	-	3,796
Amortization of acquired below-
market leases, net	65,373	44,879		2,453	12,384		-	-	5,657
Total rentals	2,093,475	1,040,586		545,489	278,439		132,421	-	96,540
Tenant expense reimbursements	317,777	159,369		49,792	93,032		5,274	-	10,310
Fee and other income:
BMS cleaning fees	58,053	84,945		-	-		-	-	(26,892)
Signage revenue	18,618	18,618		-	-		-	-	-
Management and leasing fees	21,686	4,427		15,934	1,820		156	-	(651)
Lease termination fees	14,818	7,470		1,148	4,441		459	-	1,300
Other income	33,780	6,051		20,594	927		3,068	-	3,140
Total revenues	2,558,207	1,321,466		632,957	378,659		141,378	-	83,747
Operating expenses	983,424	556,270		202,569	141,116		65,842	-	17,627
Depreciation and amortization	494,898	212,903		136,391	71,556		28,416	-	45,632
General and administrative	211,399	25,560		25,454	27,676		24,199	-	108,510
Impairment losses, acquisition related
costs and tenant buy-outs	109,458	1,605		-	70,895		-	-	36,958
Total expenses	1,799,179	796,338		364,414	311,243		118,457	-	208,727
Operating income (loss)	759,028	525,128		268,543	67,416		22,921	-	(124,980)
Income applicable to Toys	71,624	-		-	-		-	71,624	-
Income (loss) from partially owned
entities	20,869	13,317		(564)	8,220		(179)	-	75
(Loss) from Real Estate Fund	(303)	-		-	-		-	-	(303)
Interest and other investment
income, net	235,267	4,237		154	164		3	-	230,709
Interest and debt expense	(539,370)	(145,406)		(125,272)	(63,265)		(31,208)	-	(174,219)
Net gain (loss) on extinguishment
of debt	94,789	-		-	105,571		-	-	(10,782)
Net gain on disposition of wholly
owned and partially owned assets	81,432	-		54,742	-		765	-	25,925
Income (loss) before income taxes	723,336	397,276		197,603	118,106		(7,698)	71,624	(53,575)
Income tax (expense) benefit	(22,137)	(2,167)		(1,679)	(37)		29	-	(18,283)
Income (loss) from continuing
operations	701,199	395,109		195,924	118,069		(7,669)	71,624	(71,858)
Income (loss) from discontinued operations	6,832	168		4,143	19,061		(20,948)	-	4,408
Net income (loss)	708,031	395,277		200,067	137,130		(28,617)	71,624	(67,450)
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(4,920)	(9,559)		-	(778)		-	-	5,417
Operating Partnership	(44,033)	-		-	-		-	-	(44,033)
Preferred unit distributions
of the Operating Partnership	(11,195)	-		-	-		-	-	(11,195)
Net income (loss) attributable to
Vornado	647,883	385,718		200,067	136,352		(28,617)	71,624	(117,261)
Interest and debt expense(2)	828,082	158,249		136,174	79,545		61,379	177,272	215,463
Depreciation and amortization(2)	729,426	218,766		159,283	86,629		51,064	131,284	82,400
Income tax (benefit) expense(2)	(23,036)	1,311		2,027	37		232	(45,418)	18,775
EBITDA(1)	$2,182,355	$764,044	(3)	$497,551	$302,563	(4)	$84,058	$334,762	$199,377	(5)

EBITDA for the New York, Washington, DC and Retail Properties segments above include income from discontinued operations and other gains and losses that affect comparability which are described in the “Overview,” aggregating $1,881, $73,526 and $78,005, respectively.  Excluding these items, EBITDA for the New York, Washington, DC and Retail Properties segments was $762,163, $424,025 and $224,558, respectively.

___________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Years Ended December 31, 2012, 2011 and 2010 - continued

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

(2)

Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2012	2011	2010
	Office(a)	$568,518	$539,734	$510,187
	Retail(b)	189,484	163,033	180,225
	Alexander's(c)	231,402	53,663	49,869
	Hotel Pennsylvania	28,455	30,135	23,763
	Total New York	$1,017,859	$786,565	$764,044

	(a)	2012 includes income of $6,958, primarily from a priority return on our investment in 1290 Avenue of the Americas.

	(b)	2011 includes a $23,777 expense for tenant buy-out costs.

	(c)	2012 includes income of $179,934 for our share of a net gain on sale of real estate.

(4)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2012	2011	2010
	Strip shopping centers(a)	$172,708	$210,022	$180,323
	Regional malls(b)	27,818	93,180	122,240
	Total Retail properties	$200,526	$303,202	$302,563

	(a)

Includes income from discontinued operations and other gains and losses that affect comparability, aggregating $515, $44,990 and $15,541, respectively. Excluding these items, EBITDA was $172,193, $165,032 and $164,782, respectively.

	(b)

Includes income from discontinued operations and other gains and losses that affect comparability, aggregating $(36,390), $28,285 and $62,464, respectively. Excluding these items, EBITDA was $64,208, $64,895 and $59,776, respectively.

Net Income and EBITDA by Segment for the Years Ended December 31, 2012, 2011 and 2010 - continued

	Notes to preceding tabular information:

(5)	The elements of "other" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2012	2011	2010
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$4,926	$4,205	$503
	Net unrealized gains	13,840	2,999	-
	Net realized gains	-	1,348	-
	Carried interest	5,838	736	-
	Total	24,604	9,288	503
	LNR (acquired in July 2010)	79,520	47,614	6,116
	555 California Street	46,167	44,724	46,782
	Lexington Realty Trust ("Lexington")	32,595	34,779	41,594
	Other investments	29,266	33,529	30,463
		212,152	169,934	125,458
	Corporate general and administrative expenses(a)	(90,567)	(85,922)	(90,343)
	Investment income and other, net(a)	35,397	52,405	65,499
	Fee income from Alexander's (including a $6,423 sales commission in 2012)	13,748	7,417	7,556
	Non-cash impairment loss on J.C. Penney owned shares	(224,937)	-	-
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(75,815)	12,984	130,153
	Purchase price fair value adjustment and accelerated amortization of
	discount on investment in subordinated debt of Independence Plaza	105,366	-	-
	Net gain resulting from Lexington's stock issuance and asset acquisition	28,763	9,760	13,710
	Impairment losses and acquisition related costs	(17,386)	(5,925)	(36,958)
	Verde Realty impairment loss	(4,936)	-	-
	Our share of impairment losses of partially owned entities	(4,318)	(13,794)	-
	Net gain on sale of residential condominiums	1,274	5,884	3,149
	Mezzanine loans loss reversal and net gain on disposition	-	82,744	53,100
	Net gain from Suffolk Downs' sale of a partial interest	-	12,525	-
	Real Estate Fund placement fees	-	(3,451)	(5,937)
	Net loss on extinguishment of debt	-	-	(10,782)
	Net income attributable to noncontrolling interests in the Operating Partnership	(35,327)	(41,059)	(44,033)
	Preferred unit distributions of the Operating Partnership	(9,936)	(14,853)	(11,195)
		$(66,522)	$188,649	$199,377

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Net Income and EBITDA by Segment for the Years Ended December 31, 2012, 2011 and 2010 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC, Retail Properties and Merchandise Mart segments.

	For the Year Ended December 31,
	2012	2011	2010
Region:
New York City metropolitan area	66%	64%	63%
Washington, DC / Northern Virginia metropolitan area	25%	28%	30%
Chicago	4%	3%	3%
California	2%	2%	1%
Puerto Rico	1%	2%	2%
Other geographies	2%	1%	1%
	100%	100%	100%

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,766,457,000 in the year ended December 31, 2012, compared to $2,732,836,000 in the prior year, an increase of $33,621,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail	Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Mart		Other
Property rentals:
Acquisitions	$15,139		$9,528	$5,611	$-	$-		$-
Development (out of service)	(29,707)		(5,339)	(22,312)	(2,056)	-		-
Hotel Pennsylvania	1,113		1,113	-	-	-		-
Trade Shows	(4,460)		-	-	-	(4,460)		-
Amortization of acquired below-market
leases, net	(7,912)		(9,406)	(117)	933	-		678
Leasing activity (see page 77)	(2,846)		37,415	(38,541)	6,516	(4,879)		(3,357)
	(28,673)		33,311	(55,359)	5,393	(9,339)		(2,679)

Tenant expense reimbursements:
Acquisitions/development	(12,076)		(5,635)	1,081	(4,835)	-		(2,687)
Operations	(1,584)		335	3,362	(3,425)	(1,978)		122
	(13,660)		(5,300)	4,443	(8,260)	(1,978)		(2,565)

Cleveland Medical Mart development
project	81,154	(1)	-	-	-	81,154	(1)	-

Fee and other income:
BMS cleaning fees	5,830		4,932	-	-	-		898
Signage revenue	1,069		1,069	-	-	-		-
Management and leasing fees	66		544	414	(859)	(111)		78
Lease termination fees	(13,973)		(10,703)	(3,151)	(393)	274		-
Other income	1,808		(1,985)	4,364	(84)	(644)		157
	(5,200)		(6,143)	1,627	(1,336)	(481)		1,133

Total increase (decrease) in revenues	$33,621		$21,868	$(49,289)	$(4,203)	$69,356		$(4,111)

(1)	This increase in income is offset by an increase in development costs expensed in the period. See note (5) on page 91.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $2,088,829,000 in the year ended December 31, 2012, compared to $1,909,267,000 in the prior year, an increase of $179,562,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

							Retail		Merchandise
Increase (decrease) due to:	Total		New York		Washington, DC		Properties		Mart		Other
Operating:
Acquisitions	$7,422		$6,617		$3,492		$-		$-		$(2,687)
Development (out of service)	(9,037)		(1,074)		(4,829)		(3,134)		-		-
Non-reimbursable expenses, including
bad-debt reserves	7,745		(3,347)		2,662		15,060	(2)	(6,630)		-
Hotel Pennsylvania	2,594		2,594		-		-		-		-
Trade Shows	(5,216)		-		-		-		(5,216)		-
BMS expenses	5,139		4,241		-		-		-		898
Operations	17,486		15,508		4,454		(3,597)		(309)		1,430
	26,133		24,539		5,779		8,329		(12,155)		(359)

Depreciation and amortization:
Acquisitions/development	(8,817)		2,323		(10,526)	(3)	(614)		-		-
Operations	2,078		2,810		(5,320)		16		4,974		(402)
	(6,739)		5,133		(15,846)		(598)		4,974		(402)

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	5,151		-		-		-		-		5,151
Real Estate Fund placement fees	(3,451)		-		-		-		-		(3,451)
Operations	(7,814)		3,245		868		(1,835)		(9,141)	(4)	(951)
	(6,114)		3,245		868		(1,835)		(9,141)		749

Cleveland Medical Mart development
project	80,795	(5)	-		-		-		80,795	(5)	-

Impairment losses, acquisition related
costs and tenant buy-outs	85,487		(23,777)	(6)	-		103,031	(7)	(5,228)		11,461

Total increase (decrease) in expenses	$179,562		$9,140		$(9,199)		$108,927		$59,245		$11,449

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Primarily from a $16,820 reversal of the Stop & Shop accounts receivable reserve in the prior year.

(3)	Primarily from depreciation expense on 1851 South Bell Street in the prior year, which was taken out of service for redevelopment.

(4)	Primarily from lower payroll costs due to a reduction in workforce.

(5)	This increase in expense is offset by the increase in development revenue in the period. See note (1) on page 90.

(6)	Represents the buy-out of below-market leases in the prior year.

(7)	Primarily from a non-cash impairment loss of $70,100 on the Broadway Mall.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Income Applicable to Toys

In the year ended December 31, 2012, we recognized net income of $14,859,000 from our investment in Toys, comprised of $45,267,000 for our 32.6% share of Toys’ net income and $9,592,000 of management fees, partially offset by a $40,000,000 non-cash impairment loss (see below).

In the year ended December 31, 2011, we recognized net income of $48,540,000 from our investment in Toys, comprised of $39,592,000 for our 32.7% share of Toys’ net income and $8,948,000 of management fees.

We account for Toys on the equity method, which means our investment is increased for our pro rata share of Toys undistributed net income.  Since our acquisition in July 2005, the carrying amount of our investment has grown from $396,000,000 to $518,041,000 after we recognized our share of Toys third quarter net loss in our fourth quarter.  We estimate that the fair value of our investment is approximately $478,000,000 at December 31, 2012.  We have concluded that the $40,000,000 decline in the value of our investment is “other-than-temporary” based on, among other factors, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized a non-cash impairment loss of $40,000,000 in the fourth quarter.

We will continue to assess the recoverability of our investment each quarter.  To the extent that the current facts don’t change, we would recognize a non-cash impairment loss equal to our share of Toys fourth quarter net income in our 2013 first quarter.  In the first quarter of 2012, our share of Toys fourth quarter net income was approximately $114,000,000.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2012 and 2011.

		Percentage	For the Year Ended
		Ownership at	December 31,
(Amounts in thousands)		December 31, 2012	2012	2011
Equity in Net Income (Loss):
Alexander's (1)		32.4%	$218,391	$32,430
Lexington (2)		10.5%	28,740	8,351
LNR (see page 74) (3)		26.2%	66,270	58,786
India real estate ventures (4)		4.0%-36.5%	(5,008)	(14,881)
Partially owned office buildings:
	280 Park Avenue (acquired in May 2011)	49.5%	(11,510)	(18,079)
	Warner Building (5)	55.0%	(10,186)	(18,875)
	666 Fifth Avenue Office Condominium (acquired in
	December 2011)	49.5%	7,009	198
	330 Madison Avenue	25.0%	3,609	2,126
	1101 17th Street	55.0%	2,576	2,740
	One Park Avenue (acquired in March 2011)	30.3%	1,123	(1,142)
	West 57th Street Properties	50.0%	1,014	876
	Rosslyn Plaza	43.7%-50.4%	822	2,193
	Fairfax Square	20.0%	(132)	(42)
	Other partially owned office buildings	Various	1,905	7,735
Other investments:
	Independence Plaza Partnership
	(see page 73) (6)	n/a	111,865	2,457
	Verde Realty Operating Partnership (7)	n/a	(5,703)	1,661
	Monmouth Mall	50.0%	1,429	2,556
	Downtown Crossing, Boston	50.0%	(1,309)	(1,461)
	Other investments (8)	Various	(2,638)	2,443
			$408,267	$70,072

(1)	2012 includes $186,357 of income comprised of (i) a $179,934 net gain and (ii) $6,423 of commissions, in connection with the sale of real estate.

(2)	2012 and 2011 include $28,763 and $9,760, respectively, of net gains resulting primarily from Lexington's stock issuances.

(3)	2011 includes $27,377 of income comprised of (i) a $12,380 income tax benefit, (ii) an $8,977 tax settlement gain and (iii) $6,020 of net gains from asset sales.

(4)	2011 includes $13,794 for our share of an impairment loss.

(5)	2011 includes $9,022 for our share of expense, primarily for straight-line reserves and the write-off of tenant improvements in connection with a tenant's bankruptcy.

(6)

2012 includes $105,366 of income comprised of (i) $60,396 from the accelerated amortization of discount on investment in subordinated debt of the property and (ii) a $44,970 purchase price fair value adjustment from the exercise of a warrant to acquire 25% of the equity interest in the property.

(7)	2012 includes a $4,936 impairment loss on our equity investment, which was sold in the third quarter.

(8)	2011 includes a $12,525 net gain from Suffolk Downs' sale of a partial interest.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the year ended December 31, 2012 and 2011.

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011
Operating income	$8,575	$5,500
Net realized gain	-	5,391
Net unrealized gains	55,361	11,995
Income from Real Estate Fund	63,936	22,886
Less (income) attributable to noncontrolling interests	(39,332)	(13,598)
Income from Real Estate Fund attributable to Vornado (1)	$24,604	$9,288
___________________________________

(1)

Excludes management, leasing and development fees of $2,780 and $2,695 for the years ended December 31, 2012 and 2011, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of impairment losses on marketable equity securities, the mark-to-market of derivative positions in marketable equity securities, interest income on mortgage and mezzanine loans receivable, other interest income and dividend income) was a loss of $260,945,000 in the year ended December 31, 2012, compared to income of $148,784,000 in the prior year, a decrease in income of $409,729,000. This decrease resulted from:

(Amounts in thousands)
Non-cash impairment loss on J.C. Penney owned shares in 2012	$(224,937)
J.C. Penney derivative position ($75,815 mark-to-market loss in 2012, compared to a $12,984
mark-to-market gain in 2011)	(88,799)
Mezzanine loan loss reversal and net gain on disposition in 2011	(82,744)
Lower dividends and interest on marketable securities	(17,608)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	5,151
Other, net	(792)
$(409,729)

Interest and Debt Expense

Interest and debt expense was $500,361,000 in the year ended December 31, 2012, compared to $526,175,000 in the prior year, a decrease of $25,814,000.  This decrease was primarily due to (i) $27,077,000 from the redemption of our exchangeable and convertible senior debentures in April 2012 and November 2011, respectively, (ii) $15,604,000 of higher capitalized interest and (iii) $12,082,000 from the refinancing of 350 Park Avenue in January 2012 (of which $7,274,000 was due to a lower rate and $4,808,000 was due to a lower outstanding loan balance), partially offset by (iv) $18,833,000 from the issuance of $400,000,000 of senior unsecured notes in November 2011, (v) $6,093,000 from the refinancing of 100 West 33rd Street in March 2012 and (vi) $4,715,000 from borrowings under our revolving credit facilities.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $13,347,000 in the year ended December 31, 2012, compared to $15,134,000, in the prior year and resulted primarily from the sale of a land parcel in 2012 and sales of marketable securities and residential condominiums in 2012 and 2011.

Income Tax Expense

Income tax expense was $8,132,000 in the year ended December 31, 2012, compared to $23,925,000 in the prior year, a decrease of $15,793,000.  This decrease resulted primarily from the reversal of a $12,038,000 tax liability in the current year, upon liquidation of a taxable REIT subsidiary that was formed in connection with the acquisition of our 555 California Street property.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the years ended December 31, 2012 and 2011.

	For the Year Ended
	December 31,
(Amounts in thousands)	2012	2011

Total revenues	$147,404	$230,314
Total expenses	102,479	175,930
	44,925	54,384
Net gains on sale of real estate	245,799	51,623
Gain on sale of Canadian Trade Shows, net of $11,448 of
income taxes	19,657	-
Impairment losses	(24,439)	(28,799)
Net gain on extinguishment of High Point debt	-	83,907
Income from discontinued operations	$285,942	$161,115

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $32,018,000 in the year ended December 31, 2012, compared to $21,786,000 in the prior year, an increase of $10,232,000.  This increase resulted primarily from a $25,734,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund, partially offset by a $13,222,000 priority return on our investment in 1290 Avenue of the Americas and 555 California Street.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $35,327,000 in the year ended December 31, 2012, compared to $41,059,000 in the prior year, a decrease of $5,732,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Unit Distributions of the Operating Partnership

Preferred unit distributions of the Operating Partnership were $9,936,000 in the year ended December 31, 2012, compared to $14,853,000 in the year ended December 31, 2011, a decrease of $4,917,000.  This decrease resulted primarily from the redemption of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012.

Preferred Share Dividends

Preferred share dividends were $76,937,000 in the year ended December 31, 2012, compared to $65,531,000 in the prior year, an increase of $11,406,000.  This increase resulted from the issuance of $246,000,000 of 6.875% Series J cumulative redeemable preferred shares in April 2011 and $300,000,000 of 5.70% Series K cumulative redeemable preferred shares in July 2012, partially offset by the redemption of $75,000,000 of 7.0% Series E cumulative redeemable preferred shares in August 2012.

Discount on Preferred Share and Unit Redemptions

Discount on preferred share and unit redemptions were $8,948,000 in the year ended December 31, 2012 and resulted primarily from the redemption of all of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units, compared to a $5,000,000 discount in the prior year, which resulted from the redemption of the Series D-11 cumulative redeemable preferred units.

Results of Operations – Year Ended December 31, 2012 Compared to December 31, 2011 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We present same store EBITDA on both a GAAP basis and a cash basis, which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments. We present these non-GAAP measures because we use them to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the year ended December 31, 2012, compared to the year ended December 31, 2011.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the year ended December 31, 2012	$1,017,859	$532,412	$200,526	$154,538
Add-back: non-property level overhead expenses
included above	30,053	27,237	23,654	18,899
Less: EBITDA from acquisitions, dispositions and other
non-operating income or expenses	(243,481)	(183,889)	33,082	(93,679)
GAAP basis same store EBITDA for the year ended
December 31, 2012	804,431	375,760	257,262	79,758
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(94,560)	(5,573)	(15,676)	(1,655)
Cash basis same store EBITDA for the year ended
December 31, 2012	$709,871	$370,187	$241,586	$78,103

EBITDA for the year ended December 31, 2011	$786,565	$481,077	$303,202	$143,452
Add-back: non-property level overhead expenses
included above	26,808	26,369	25,489	28,040
Less: EBITDA from acquisitions, dispositions and other
non-operating income or expenses	(24,533)	(96,519)	(74,505)	(95,187)
GAAP basis same store EBITDA for the year ended
December 31, 2011	788,840	410,927	254,186	76,305
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(93,053)	(357)	(15,685)	1,284
Cash basis same store EBITDA for the year ended
December 31, 2011	$695,787	$410,570	$238,501	$77,589

Increase (decrease) in GAAP basis same store EBITDA for
the year ended December 31, 2012 over the
year ended December 31, 2011	$15,591	$(35,167)	$3,076	$3,453

Increase (decrease) in Cash basis same store EBITDA for
the year ended December 31, 2012 over the
year ended December 31, 2011	$14,084	$(40,383)	$3,085	$514

% increase (decrease) in GAAP basis same store EBITDA	2.0%	(8.6%)	1.2%	4.5%

% increase (decrease) in Cash basis same store EBITDA	2.0%	(9.8%)	1.3%	0.7%

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $2,732,836,000 in the year ended December 31, 2011, compared to $2,558,207,000 in the year ended December 31, 2010, an increase of $174,629,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail		Merchandise
Increase (decrease) due to:	Total		New York	Washington, DC		Properties		Mart		Other
Property rentals:
Acquisitions, sale of partial interests
and other	$(10,242)		$(1,608)	$(26,936)	(1)	$13,458	(2)	$-		$4,844
Development (out of service)	5,513		-	6,100		(587)		-		-
Hotel Pennsylvania	10,006		10,006	-		-		-		-
Trade Shows	3,062		-	-		-		3,062		-
Amortization of acquired below-market
leases, net	(3,268)		(3,921)	(293)		1,585		-		(639)
Leasing activity (see page 77)	15,709		9,373	6,741		2,183		(363)		(2,225)
	20,780		13,850	(14,388)		16,639		2,699		1,980

Tenant expense reimbursements:
Acquisitions/development, sale of partial
interests and other	(5,094)		5,658	(12,999)	(1)	2,573	(2)	-		(326)
Operations	2,069		406	(494)		1,200		1,047		(90)
	(3,025)		6,064	(13,493)		3,773		1,047		(416)

Cleveland Medical Mart development
project	154,080	(3)	-	-		-		154,080	(3)	-

Fee and other income:
BMS cleaning fees	3,701		5,088	-		-		-		(1,387)	(4)
Signage revenue	1,205		1,205	-		-		-		-
Management and leasing fees	115		668	(3,573)	(5)	2,170		186		664
Lease termination fees	1,516		4,369	2,646		(3,974)		(225)		(1,300)
Other	(3,743)		406	(832)		935		(850)		(3,402)
	2,794		11,736	(1,759)		(869)		(889)		(5,425)

Total increase (decrease) in revenues	$174,629		$31,650	$(29,640)		$19,543		$156,937		$(3,861)

(1)	Primarily from the deconsolidation of the Warner Building and 1101 17th Street resulting from the sale of a partial interest.

(2)	Primarily from the consolidation of the San Jose Strip Shopping Center upon acquisition of the remaining 55% interest we did not previously own.

(3)	This income is offset by $145,824 of development cost expensed in the period. See note (7) on page 98.

(4)	Primarily from the elimination of inter-company fees from operating segments upon consolidation.

(5)	Primarily from leasing fees in the prior year in connection with our management of a development project.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $1,909,267,000 in the year ended December 31, 2011, compared to $1,799,179,000 in the year ended December 31, 2010, an increase of $110,088,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
							Retail		Merchandise
Increase (decrease) due to:	Total		New York		Washington, DC		Properties		Mart		Other
Operating:
Acquisitions, sale of partial interests
and other	$(374)		$2,341		$(14,123)	(1)	$11,734	(2)	$-		$(326)
Development projects placed into service	1,006		-		(248)		1,254		-		-
Non-reimbursable expenses, including
bad-debt reserves	(16,498)		3,412		(2,133)		(24,338)	(3)	6,561
Hotel Pennsylvania	3,330		3,330		-		-		-		-
Trade Shows	(316)		-		-		-		(316)		-
BMS expenses	3,262		6,349		-		-		-		(3,087)
Operations	21,752		6,642		2,679		3,637		5,405		3,389
	12,162		22,074		(13,825)		(7,713)		11,650		(24)

Depreciation and amortization:
Acquisitions/development, sale of
partial interests and other	(4,466)		786		(10,261)	(1)	5,009	(2)	-		-
Operations	34,118		7,831		28,012	(4)	868		388		(2,981)
	29,652		8,617		17,751		5,877		388		(2,981)

General and administrative:
Mark-to-market of deferred compensation
plan liability (5)	(6,391)		-		-		-		-		(6,391)
Real Estate Fund placement fees	(3,031)		-		-		-		-		(3,031)
Operations	6,031		1,248		915		(2,187)		3,841	(6)	2,214
	(3,391)		1,248		915		(2,187)		3,841		(7,208)

Cleveland Medical Mart development
project	145,824	(7)	-		-		-		145,824	(7)	-

Impairment losses, acquisition related
costs and tenant buy-outs	(74,159)		22,172	(8)	-		(70,526)	(9)	5,228		(31,033)	(10)

Total increase (decrease) in expenses	$110,088		$54,111		$4,841		$(74,549)		$166,931		$(41,246)

(1)	Primarily from the deconsolidation of the Warner Building and 1101 17th Street resulting from the sale of a partial interest.

(2)	Primarily from the consolidation of the San Jose Strip Shopping Center upon acquisition of the remaining 55% interest we did not previously own.

(3)	Includes a $16,820 reversal for the Stop & Shop accounts receivable reserve.

(4)	Includes $25,000 of depreciation expense on 1851 South Bell Street, which was taken out of service for redevelopment.

(5)

The decrease in expense is entirely offset by a corresponding decrease in the income from the mark-to-market of the deferred compensation plan assets, a component of "interest and investment (loss) income, net on our consolidated statements of income.

(6)	Includes $4,226 of restructuring costs.

(7)	This expense is entirely offset by development revenue in the year. See note (3) on page 97.

(8)	Primarily from the buy-out of below market leases.

(9)	Primarily from a $64,500 non-cash impairment loss on the Springfield Mall in 2010.

(10)	Primarily from $30,013 of impairment losses on condominium units held for sale in 2010.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Income Applicable to Toys

In the year ended December 31, 2011, we recognized net income of $48,540,000 from our investment in Toys, comprised of $39,592,000 for our 32.7% share of Toys’ net income and $8,948,000 of management fees.

In the year ended December 31, 2010, we recognized net income of $71,624,000 from our investment in Toys, comprised of $61,819,000 for our 32.7% share of Toys’ net income and $9,805,000 of management fees.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2011 and 2010.

	Percentage	For the Year Ended
	Ownership at	December 31,
(Amounts in thousands)	December 31, 2011	2011	2010
Equity in Net Income (Loss):
Alexander's	32.4%	$32,430	$27,615
Lexington (1)	12.0%	8,351	11,018
LNR (2)	26.2%	58,786	1,973
India real estate ventures (3)	4.0%-36.5%	(14,881)	2,581
Partially owned office buildings:
280 Park Avenue (acquired in May 2011)	49.5%	(18,079)	-
Warner Building (4)	55.0%	(18,875)	(344)
666 Fifth Avenue Office Condominium (acquired in
December 2011)	49.5%	198	-
330 Madison Avenue	25.0%	2,126	2,059
1101 17th Street	55.0%	2,740	416
One Park Avenue (acquired in March 2011)	30.3%	(1,142)	-
West 57th Street Properties (5)	50.0%	876	(10,990)
Rosslyn Plaza	43.7%-50.4%	2,193	(2,419)
Fairfax Square	20.0%	(42)	(28)
Other partially owned office buildings	Various	7,735	2,405
Other equity method investments:
Verde Realty Operating Partnership	8.3%	1,661	(537)
Independence Plaza Partnership
(acquired in June 2011)	51.0%	2,457	-
Monmouth Mall	50.0%	2,556	1,952
Downtown Crossing, Boston	50.0%	(1,461)	(1,155)
Other investments (6)	Various	2,443	(13,677)
		$70,072	$20,869

(1)		Includes net gains of $9,760 and $13,710 in 2011 and 2010, respectively, resulting from Lexington's stock issuances.

(2)		2011 includes $27,377 of income comprised of (i) a $12,380 income tax benefit, (ii) an $8,977 tax settlement gain and (iii) $6,020 of net gains from asset sales.

(3)		2011 includes $13,794 for our share of an impairment loss.

(4)		2011 includes $9,022 for our share of expense, primarily for straight-line rent reserves and the write-off of tenant-improvements in connection with a tenant's bankruptcy.

(5)		2010 includes $11,481 of impairment losses.

(6)		2011 includes a $12,525 net gain from Suffolk Downs' sale of a partial interest.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Income (loss) from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the year ended December 31, 2011 and 2010.

(Amounts in thousands)	For the Year Ended December 31,
	2011	2010
Operating income (loss)	$5,500	$(303)
Net realized gain	5,391	-
Net unrealized gains	11,995	-
Income (loss) from Real Estate Fund	22,886	(303)
Less (income) loss attributable to noncontrolling interests	(13,598)	806
Income from Real Estate Fund attributable to Vornado (1)	$9,288	$503
___________________________________

(1)

Excludes management, leasing and development fees of $2,695 and $248 for the years ended December 31, 2011 and 2010, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Interest and other investment income, net was $148,784,000 in the year ended December 31, 2011, compared to $235,267,000 in the year ended December 31, 2010, a decrease of $86,483,000. This decrease resulted from:

(Amounts in thousands)
J.C. Penney derivative position (mark-to-market gain of $12,984 in 2011, compared to $130,153 in 2010)	$(117,169)
Mezzanine loans ($82,744 loss reversal and net gain on disposition in 2011, compared to $53,100 loss
reversal in 2010)	29,644
Decrease in value of investments in the deferred compensation plan (offset by a corresponding decrease in
the liability for plan assets in general and administrative expenses)	(6,391)
Other, net	7,433
$(86,483)

Interest and Debt Expense

Interest and debt expense was $526,175,000 in the year ended December 31, 2011, compared to $539,370,000 in the year ended December 31, 2010, a decrease of $13,195,000.  This decrease was primarily due to savings of (i) $22,865,000 applicable to the repurchase and retirement of convertible senior debentures and repayment of senior unsecured notes, (ii) $18,157,000 from the repayment of the Springfield Mall mortgage at a discount in December 2010 and (iii) $14,856,000 from the deconsolidation of the Warner Building resulting from the sale of a 45% interest in October 2010, partially offset by (iv) $17,204,000 from the issuance of $660,000,000 of cross-collateralized debt secured by 40 of our strip shopping centers in August 2010, (v) $14,777,000 from the financing of 2121 Crystal Drive and Two Penn Plaza in the first quarter of 2011, (vi) $5,057,000 from the issuance of $500,000,000 of senior unsecured notes in March 2010 and (vii) $3,854,000 from the consolidation of the San Jose Shopping Center resulting from the October 2010 acquisition of the 55% interest we did not previously own.

Net Gain on Extinguishment of Debt

In the year ended December 31, 2010, we recognized a $94,789,000 net gain on the extinguishment of debt, primarily from our acquisition of the mortgage loan secured by the Springfield Mall.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

In the year ended December 31, 2011, we recognized a $15,134,000 net gain on disposition of wholly owned and partially owned assets (primarily from the sale of residential condominiums and marketable securities), compared to a $81,432,000 net gain in the year ended December 31, 2010 (primarily from the sale of a 45% interest in the Warner Building and sales of marketable securities).

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Income Tax Expense

Income tax expense was $23,925,000 in the year ended December 31, 2011, compared to $22,137,000 in the year ended December 31, 2010 an increase of $1,788,000.  This increase resulted primarily from higher taxable income of our taxable REIT subsidiaries.

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
(Amounts in thousands)	2011	2010

Total revenues	$230,314	$267,008
Total expenses	175,930	227,626
	54,384	39,382
Net gain on extinguishment of High Point debt	83,907	-
Net gains on sale of real estate	51,623	2,506
Impairment losses and litigation loss accrual	(28,799)	(35,056)
Income from discontinued operations	$161,115	$6,832

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $21,786,000 in the year ended December 31, 2011, compared to $4,920,000 in the year ended December 31, 2010, an increase of $16,866,000.  This resulted primarily from a $14,404,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $41,059,000 in the year ended December 31, 2011, compared to $44,033,000 in the year ended December 31, 2010, a decrease of $2,974,000.

Preferred Unit Distributions of the Operating Partnership

Preferred unit distributions of the Operating Partnership were $14,853,000 in the year ended December 31, 2011, compared to $11,195,000 in the year ended December 31, 2010, an increase of $3,658,000.

Preferred Share Dividends

Preferred share dividends were $65,531,000 in the year ended December 31, 2011, compared to $55,534,000 in the year ended December 31, 2010, an increase of $9,997,000.  This increase resulted from the issuance of $246,000,000 of 6.875% Series J cumulative redeemable preferred shares in 2011, partially offset by the redemption of $40,000,000 7.0% Series D-10 cumulative redeemable preferred shares in 2010.

Discount on Preferred Share and Unit Redemptions

In the year ended December 31, 2011, we recognized a $5,000,000 discount from the redemption of 1,000,000 Series D-11 cumulative redeemable preferred units with a par value of $25.00 per unit, for an aggregate of $20,000,000 in cash, compared to a $4,382,000 discount in the year ended December 31, 2010 from the redemption of 1,600,000 Series D-10 cumulative redeemable preferred shares with a par value of $25.00 per share, for an aggregate of $35,618,000.

Results of Operations – Year Ended December 31, 2011 Compared to December 31, 2010 - continued

Same Store EBITDA

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the year ended December 31, 2011, compared to the year ended December 31, 2010.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the year ended December 31, 2011	$786,565	$481,077	$303,202	$143,452
Add-back: non-property level overhead expenses
included above	26,808	26,369	25,489	28,040
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(25,330)	(49,502)	(45,324)	(72,601)
GAAP basis same store EBITDA for the year ended
December 31, 2011	788,043	457,944	283,367	98,891
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(93,241)	(274)	(15,862)	2,642
Cash basis same store EBITDA for the year ended
December 31, 2011	$694,802	$457,670	$267,505	$101,533

EBITDA for the year ended December 31, 2010	$764,044	$497,551	$302,563	$84,058
Add-back: non-property level overhead expenses
included above	25,560	25,454	27,676	24,199
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(14,955)	(69,278)	(52,195)	(9,866)
GAAP basis same store EBITDA for the year ended
December 31, 2010	774,649	453,727	278,044	98,391
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(105,013)	(4,005)	(16,301)	(307)
Cash basis same store EBITDA for the year ended
December 31, 2010	$669,636	$449,722	$261,743	$98,084

Increase in GAAP basis same store EBITDA for
the year ended December 31, 2011 over the
year ended December 31, 2010	$13,394	$4,217	$5,323	$500

Increase in Cash basis same store EBITDA for
the year ended December 31, 2011 over the
year ended December 31, 2010	$25,166	$7,948	$5,762	$3,449

% increase in GAAP basis same store EBITDA	1.7%	0.9%	1.9%	0.5%

% increase in Cash basis same store EBITDA	3.8%	1.8%	2.2%	3.5%

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2012 and 2011

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (3) on page 105 for the elements of the New York segment’s EBITDA.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended December 31, 2012 and 2011.

(Amounts in thousands)	For the Three Months Ended December 31, 2012
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$503,820	$268,491		$111,513	$70,272		$31,038	$-	$22,506
Straight-line rent adjustments	13,681	9,783		1,345	2,120		183	-	250
Amortization of acquired below-
market leases, net	14,668	7,776		506	4,957		-	-	1,429
Total rentals	532,169	286,050		113,364	77,349		31,221	-	24,185
Tenant expense reimbursements	75,734	41,272		10,271	22,559		641	-	991
Cleveland Medical Mart development
project	51,220	-		-	-		51,220	-	-
Fee and other income:
BMS cleaning fees	18,147	24,489		-	-		-	-	(6,342)
Signage revenue	6,640	6,640		-	-		-	-	-
Management and leasing fees	5,333	1,602		2,993	491		43	-	204
Lease termination fees	1,189	802		387	-		-	-	-
Other income	7,222	1,023		5,280	417		353	-	149
Total revenues	697,654	361,878		132,295	100,816		83,478	-	19,187
Operating expenses	263,160	154,973		50,600	35,232		16,219	-	6,136
Depreciation and amortization	131,128	58,262		30,901	19,545		12,205	-	10,215
General and administrative	51,316	8,073		7,388	4,851		4,586	-	26,418
Cleveland Medical Mart development
project	49,492	-		-	-		49,492	-	-
Impairment losses, acquisition related
costs and tenant buy-outs	116,472	-		-	103,400		-	-	13,072
Total expenses	611,568	221,308		88,889	163,028		82,502	-	55,841
Operating income (loss)	86,086	140,570		43,406	(62,212)		976	-	(36,654)
(Loss) applicable to Toys	(73,837)	-		-	-		-	(73,837)	-
Income (loss) from partially owned
entities	354,776	187,428		(1,041)	418		169	-	167,802
Income from Real Estate Fund	26,364	-		-	-		-	-	26,364
Interest and other investment
(loss) income, net	(237,961)	1,064		29	3		-	-	(239,057)
Interest and debt expense	(122,674)	(37,767)		(30,166)	(13,131)		(7,926)	-	(33,684)
Net gain on disposition of wholly
owned and partially owned assets	8,491	-		-	8,491		-	-	-
Income (loss) before income taxes	41,245	291,295		12,228	(66,431)		(6,781)	(73,837)	(115,229)
Income tax benefit (expense)	9,187	(1,011)		(373)	-		(845)	-	11,416
Income (loss) from continuing
operations	50,432	290,284		11,855	(66,431)		(7,626)	(73,837)	(103,813)
Income (loss) from discontinued
operations	41,461	(1)		36,787	8,286		6,272	-	(9,883)
Net income (loss)	91,893	290,283		48,642	(58,145)		(1,354)	(73,837)	(113,696)
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(1,090)	5,128		-	1,504		-	-	(7,722)
Operating Partnership	(3,882)	-		-	-		-	-	(3,882)
Preferred unit distributions
of the Operating Partnership	(786)	-		-	-		-	-	(786)
Net income (loss) attributable to
Vornado	86,135	295,411		48,642	(56,641)		(1,354)	(73,837)	(126,086)
Interest and debt expense(2)	193,258	47,561		34,139	15,789		8,931	44,492	42,346
Depreciation and amortization(2)	182,499	63,777		34,829	20,778		12,630	34,808	15,677
Income tax (benefit) expense(2)	(43,050)	1,074		411	-		845	(34,611)	(10,769)
EBITDA(1)	$418,842	$407,823	(3)	$118,021	$(20,074)	(4)	$21,052	$(29,148)	$(78,832)	(5)

EBITDA for the New York, Washington, DC and Retail Properties segments above include income from discontinued operations and other gains and losses that affect comparability which are described in the “Overview,” aggregating $189,571, $37,348 and $(82,967), respectively.  Excluding these items, EBITDA for the New York, Washington, DC and Retail Properties segments was $218,252, $80,673 and $62,893, respectively.

__________________________

See notes on page 105.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2012 and 2011 - continued

(Amounts in thousands)	For the Three Months Ended December 31, 2011
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$503,824	$251,146		$130,601	$69,043		$30,032	$-	$23,002
Straight-line rent adjustments	13,598	11,810		(431)	1,989		(23)	-	253
Amortization of acquired below-
market leases, net	12,979	7,785		563	2,972		-	-	1,659
Total rentals	530,401	270,741		130,733	74,004		30,009	-	24,914
Tenant expense reimbursements	75,745	39,512		9,057	23,817		1,333	-	2,026
Cleveland Medical Mart development
project	45,877	-		-	-		45,877	-	-
Fee and other income:
BMS cleaning fees	15,275	23,120		-	-		-	-	(7,845)
Signage revenue	5,077	5,077		-	-		-	-	-
Management and leasing fees	5,141	1,535		2,732	922		(6)	-	(42)
Lease termination fees	3,856	2,663		781	178		234	-	-
Other income	8,587	3,066		4,446	690		427	-	(42)
Total revenues	689,959	345,714		147,749	99,611		77,874	-	19,011
Operating expenses	226,885	142,825		46,533	18,504		15,411	-	3,612
Depreciation and amortization	150,903	56,489		57,202	19,019		7,885	-	10,308
General and administrative	53,940	6,399		6,873	5,443		5,672	-	29,553
Cleveland Medical Mart development
project	44,187	-		-	-		44,187	-	-
Impairment losses, acquisition related
costs and tenant buy-outs	12,844	7,219		-	334		2,188	-	3,103
Total expenses	488,759	212,932		110,608	43,300		75,343	-	46,576
Operating income (loss)	201,200	132,782		37,141	56,311		2,531	-	(27,565)
(Loss) applicable to Toys	(32,254)	-		-	-		-	(32,254)	-
Income (loss) from partially owned
entities	15,037	(1,258)		(343)	1,479		163	-	14,996
(Loss) from Real Estate Fund	(2,605)	-		-	-		-	-	(2,605)
Interest and other investment
income (loss), net	53,698	1,076		80	(33)		-	-	52,575
Interest and debt expense	(131,583)	(38,005)		(29,485)	(17,528)		(7,866)	-	(38,699)
Net gain on disposition of wholly
owned and partially owned assets	7,159	-		-	4,278		-	-	2,881
Income (loss) before income taxes	110,652	94,595		7,393	44,507		(5,172)	(32,254)	1,583
Income tax expense	(5,377)	(447)		(635)	(29)		(49)	-	(4,217)
Income (loss) from continuing
operations	105,275	94,148		6,758	44,478		(5,221)	(32,254)	(2,634)
(Loss) income from discontinued
operations	(8,288)	165		1,116	6,948		(17,467)	-	950
Net income (loss)	96,987	94,313		7,874	51,426		(22,688)	(32,254)	(1,684)
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(1,143)	(3,227)		-	41		-	-	2,043
Operating Partnership	(4,674)	-		-	-		-	-	(4,674)
Preferred unit distributions
of the Operating Partnership	(3,874)	-		-	-		-	-	(3,874)
Net income (loss) attributable to
Vornado	87,296	91,086		7,874	51,467		(22,688)	(32,254)	(8,189)
Interest and debt expense(2)	198,252	49,492		34,253	20,464		8,891	35,589	49,563
Depreciation and amortization(2)	215,683	66,019		63,270	22,746		12,093	33,105	18,450
Income tax (benefit) expense(2)	(37,323)	526		743	29		26	(31,046)	(7,601)
EBITDA(1)	$463,908	$207,123	(3)	$106,140	$94,706	(4)	$(1,678)	$5,394	$52,223	(5)

EBITDA for the New York, Washington, DC and Retail Properties segments above include income from discontinued operations and other gains and losses that affect comparability which are described in the “Overview,” aggregating $(3,724), $5,526 and $33,037, respectively.  Excluding these items, EBITDA for the New York, Washington, DC and Retail Properties segments was $210,847, $100,614 and $61,669, respectively.

__________________________

See notes on the following page.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2012 and 2011 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended December 31,
	(Amounts in thousands)	2012	2011
	Office(a)	$151,613	$141,325
	Retail(b)	52,576	40,414
	Alexander's(c)	191,925	13,631
	Hotel Pennsylvania	11,709	11,753
	Total New York	$407,823	$207,123

	(a)	2012 includes income of $7,599 from a priority return on our investment in 1290 Avenue of the Americas.

	(b)	2011 includes a $7,219 expense for tenant buy-out costs

	(c)	2012 includes income of $179,934 for our share of a net gain on sale of real estate.

(4)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months Ended December 31,
	(Amounts in thousands)	2012	2011
	Strip shopping centers(a)	$24,154	$68,269
	Regional malls(b)	(44,228)	26,437
	Total Retail properties	$(20,074)	$94,706

	(a)

Includes income from discontinued operations and other gains and losses that affect comparability, aggregating $(21,520) and $25,281, respectively. Excluding these items, EBITDA was $45,674 and $42,988, respectively.

	(b)

Includes income from discontinued operations and other gains and losses that affect comparability, aggregating $(61,447) and $7,756, respectively. Excluding these items, EBITDA was $17,219 and $18,681, respectively.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2012 and 2011 - continued

	Notes to preceding tabular information:

(5)	The elements of "other" EBITDA from continuing operations are summarized below.
		For the Three Months
	(Amounts in thousands)	Ended December 31,
		2012	2011
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$764	$1,655
	Net unrealized gain (loss)	5,456	(1,803)
	Net realized gain	-	577
	Carried interest	5,838	(929)
	Total	12,058	(500)
	LNR	33,514	9,045
	555 California Street	14,761	12,116
	Lexington	7,815	6,809
	Other investments	(2,678)	3,518
		65,470	30,988
	Corporate general and administrative expenses(a)	(23,627)	(22,958)
	Investment income and other, net(a)	6,532	15,121
	Fee income from Alexander's (including a $6,423 sales commission in 2012)	8,131	1,872
	Non-cash impairment loss on J.C. Penney owned shares	(224,937)	-
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(22,472)	40,120
	Purchase price fair value adjustment and accelerated amortization of discount on
	investment in subordinated debt of Independence Plaza	105,366	-
	Net gain resulting from Lexington's stock issuance and asset acquisition	28,763	-
	Impairment losses and acquisition related costs	(13,072)	(3,103)
	Our share of impairment losses of partially owned entities	(4,318)	(13,794)
	Net gain from Suffolk Downs' sale of a partial interest	-	12,525
	Net income attributable to noncontrolling interests in the Operating Partnership	(3,882)	(4,674)
	Preferred unit distributions of the Operating Partnership	(786)	(3,874)
		$(78,832)	$52,223

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2012 and 2011 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC, Retail Properties and Merchandise Mart segments.

	For the Three Months
	Ended December 31,
	2012	2011
Region:
New York City metropolitan area	69%	66%
Washington, DC / Northern Virginia metropolitan area	22%	26%
Chicago	4%	3%
California	2%	2%
Puerto Rico	1%	1%
Other geographies	2%	2%
	100%	100%

Supplemental Information – continued

Three Months Ended December 31, 2012 Compared to December 31, 2011

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We present same store EBITDA on both a GAAP basis and a cash basis, which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments. We present these non-GAAP measures because we use them to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended December 31, 2012, compared to the three months ended December 31, 2011.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the three months ended December 31, 2012	$407,823	$118,021	$(20,074)	$21,052
Add-back: non-property level overhead expenses
included above	8,073	7,388	4,851	4,586
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(205,738)	(39,787)	80,891	(6,894)
GAAP basis same store EBITDA for the three months
ended December 31, 2012	210,158	85,622	65,668	18,744
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(19,668)	(705)	(4,161)	(1,075)
Cash basis same store EBITDA for the three months
ended December 31, 2012	$190,490	$84,917	$61,507	$17,669

EBITDA for the three months ended December 31, 2011	$207,123	$106,140	$94,706	$(1,678)
Add-back: non-property level overhead expenses
included above	6,399	6,873	5,443	5,672
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(3,801)	(13,146)	(34,388)	14,716
GAAP basis same store EBITDA for the three months
ended December 31, 2011	209,721	99,867	65,761	18,710
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(26,637)	(66)	(3,768)	24
Cash basis same store EBITDA for the three months
ended December 31, 2011	$183,084	$99,801	$61,993	$18,734

Increase (decrease) increase in GAAP basis same store EBITDA for the three months ended December 31, 2012 over
the three months ended December 31, 2011	$437	$(14,245)	$(93)	$34

Increase (decrease) in Cash basis same store EBITDA for
the three months ended December 31, 2012 over the
three months ended December 31, 2011	$7,406	$(14,884)	$(486)	$(1,065)

% increase (decrease) in GAAP basis same store EBITDA	0.2%	(14.3%)	(0.1%)	0.2%

% increase (decrease) in Cash basis same store EBITDA	4.0%	(14.9%)	(0.8%)	(5.7%)

Supplemental Information – continued

Three Months Ended December 31, 2012 Compared to September 30, 2012

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments for the three months ended December 31, 2012, compared to the three months ended September 30, 2012.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
EBITDA for the three months ended December 31, 2012	$407,823	$118,021	$(20,074)	$21,052
Add-back: non-property level overhead expenses
included above	8,073	7,388	4,851	4,586
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(202,180)	(38,604)	80,891	(6,285)
GAAP basis same store EBITDA for the three months
ended December 31, 2012	213,716	86,805	65,668	19,353
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(23,066)	(775)	(4,161)	(1,075)
Cash basis same store EBITDA for the three months
ended December 31, 2012	$190,650	$86,030	$61,507	$18,278

EBITDA for the three months ended September 30, 2012(1)	$206,663	$217,567	$73,505	$44,942
Add-back: non-property level overhead expenses
included above	6,739	6,668	6,103	4,120
Less: EBITDA from acquisitions, dispositions
and other non-operating income or expenses	(8,565)	(129,014)	(15,117)	(32,087)
GAAP basis same store EBITDA for the three months
ended September 30, 2012	204,837	95,221	64,491	16,975
Less: Adjustments for straight-line rents, amortization of
below-market leases, net and other non-cash adjustments	(26,331)	(2,020)	(3,833)	171
Cash basis same store EBITDA for the three months
ended September 30, 2012	$178,506	$93,201	$60,658	$17,146

Increase (decrease) in GAAP basis same store EBITDA for
the three months ended December 31, 2012 over the
three months ended September 30, 2012	$8,879	$(8,416)	$1,177	$2,378

Increase (decrease) in Cash basis same store EBITDA for
the three months ended December 31, 2012 over the
three months ended September 30, 2012	$12,144	$(7,171)	$849	$1,132

% increase (decrease) in GAAP basis same store EBITDA	4.3%	(8.8%)	1.8%	14.0%

% increase (decrease) in Cash basis same store EBITDA	6.8%	(7.7%)	1.4%	6.6%

(1)	Below is the reconciliation of net income to EBITDA for the three months ended September 30, 2012.

			Retail	Merchandise
(Amounts in thousands)	New York	Washington, DC	Properties	Mart
Net income attributable to Vornado for the three months
ended September 30, 2012	$96,064	$149,241	$34,661	$19,083
Interest and debt expense	46,823	33,280	17,499	8,916
Depreciation and amortization	62,905	35,071	21,345	7,662
Income tax expense (benefit)	871	(25)	-	9,281
EBITDA for the three months ended September 30, 2012	$206,663	$217,567	$73,505	$44,942

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

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2012, Interstate and its partners beneficially owned an aggregate of approximately 6.5% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

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

Other

On March 8, 2012, Mr. Roth repaid his $13,122,500 outstanding loan from the Company.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs.    Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  Our Real Estate Fund has aggregate unfunded equity commitments of $217,676,000 for acquisitions, including $54,419,000 from us.

We may from time to time purchase or retire outstanding debt securities.  Such purchases, if any will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividends

On January 17, 2013, we increased our quarterly common dividend to $0.73 per share (a new indicated annual rate of $2.92 per share).  This dividend, if continued for all of 2013, would require us to pay out approximately $545,000,000 of cash for common share dividends.  In addition, during 2013, we expect to pay approximately $81,500,000 of cash dividends on outstanding preferred shares and approximately $36,000,000 of cash distributions to unitholders of the Operating Partnership.

Financing Activities and Contractual Obligations

We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provides for higher interest rates in the event of a decline in our ratings below Baa3/BBB.  Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.  As of December 31, 2012, we are in compliance with all of the financial covenants required by our revolving credit facilities.

As of December 31, 2012, we had $960,319,000 of cash and cash equivalents and $1,307,193,000 of borrowing capacity under our revolving credit facilities, net of outstanding borrowings of $1,170,000,000 and letters of credit of $22,807,000.  A summary of our consolidated debt as of December 31, 2012 and 2011 is presented below.

	2012		2011
(Amounts in thousands)		Weighted		Weighted
	December 31,	Average	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Balance	Interest Rate
Variable rate	$3,167,181	1.93%	$1,881,948	2.35%
Fixed rate	8,129,009	5.18%	8,194,659	5.55%
	$11,296,190	4.27%	$10,076,607	4.95%

During 2013 and 2014, $1,069,682,000 and $240,001,000, respectively, of our outstanding debt matures. We may refinance maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facilities.  We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Below is a schedule of our contractual obligations and commitments at December 31, 2012.

(Amounts in thousands)		Less than
Contractual cash obligations (principal and interest(1)):	Total	1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$10,775,483	$1,519,315	$1,495,932	$3,377,676	$4,382,560
Operating leases	1,429,110	41,524	83,395	75,022	1,229,169
Senior unsecured notes due 2039 (PINES)	1,429,019	36,225	72,450	72,450	1,247,894
Revolving credit facilities	1,251,178	17,316	40,716	1,193,146	-
Senior unsecured notes due 2022	580,833	20,000	40,000	40,000	480,833
Senior unsecured notes due 2015	547,813	21,250	526,563	-	-
Capital lease obligations	422,292	12,500	25,000	25,000	359,792
Purchase obligations, primarily construction commitments	196,722	194,034	2,588	100	-
Total contractual cash obligations	$16,632,450	$1,862,164	$2,286,644	$4,783,394	$7,700,248

Commitments:
Capital commitments to partially owned entities	$163,130	$101,199	$61,931	$-	$-
Standby letters of credit	22,807	22,327	480	-	-
Total commitments	$185,937	$123,526	$62,411	$-	$-
________________________
(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2012.

Details of 2012 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2011 financing activities are discussed below.

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

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Secured Debt

On December 28, 2011, we completed a $330,000,000 refinancing of Eleven Penn Plaza, a 1.1 million square foot Manhattan office building. The seven-year loan bears interest at LIBOR plus 2.35% and amortizes based on a 30-year schedule beginning in the fourth year. We retained net proceeds of approximately $126,000,000, after repaying the existing loan and closing costs.

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

On February 11, 2011, we completed a $425,000,000 refinancing of Two Penn Plaza, a 1.6 million square foot Manhattan office building. The seven-year loan bears interest at LIBOR plus 2.00%, which was swapped for the term of the loan to a fixed rate of 5.13%. The loan amortizes based on a 30-year schedule beginning in the fourth year. We retained net proceeds of approximately $139,000,000, after repaying the existing loan and closing costs.

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

Preferred Securities

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

Liquidity and Capital Resources – continued

Acquisitions and Investments

Details of 2012 acquisitions and investments are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2011 acquisitions and investments are discussed below.

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

Independence Plaza

On June 17, 2011, a joint venture in which we are a 51% partner invested $55,000,000 in cash (of which we contributed $35,000,000) to acquire a face amount of $150,000,000 of mezzanine loans and a $35,000,000 participation in a senior loan on Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan.

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

Liquidity and Capital Resources – continued

Certain Future Cash Requirements

Capital Expenditures

The following table summarizes anticipated 2013 capital expenditures.

					Retail	Merchandise
(Amounts in millions, except square foot data)	Total	New York		Washington, DC	Properties	Mart	Other (2)
Expenditures to maintain assets	$112.0	$60.0		$28.0	$4.0	$12.0	$8.0
Tenant improvements	108.0	43.0		41.0	9.0	10.0	5.0
Leasing commissions	36.0	21.0		10.0	3.0	1.0	1.0
Total capital expenditures and leasing
commissions	$256.0	$124.0		$79.0	$16.0	$23.0	$14.0

Square feet budgeted to be leased
(in thousands)		900		1,250	800	250
Weighted average lease term (years)		10		7	6	6
Tenant improvements and leasing
commissions:
Per square foot		$71.00	(1)	$41.00	$15.00	$44.00
Per square foot per annum		$7.10	(1)	$5.86	$2.50	$7.33

(1)

Comprised of tenant improvements and leasing commissions of $65.00 per square foot ($6.50 per square foot per annum) and $100.00 per square foot ($10.00 per square foot per annum) for the office and retail components of our New York segment, respectively.

(2)	Primarily 555 California Street and Warehouses.

The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Development and Redevelopment Expenditures

In 2012, we commenced the re-tenanting and repositioning of 280 Park Avenue (50% owned), and the renovation of the 1.4 million square foot Springfield Mall, both of which are expected to be substantially completed in 2014.  We budgeted approximately $285,000,000 for these projects, of which $31,000,000 was expended in 2012 and $132,000,000 is expected to be expended in 2013 and the balance is expected to be expended in 2014.

During 2012, we completed the demolition of the existing residential building down to the second-level, at 220 Central Park South.

In addition, we continued lobby renovations at several of our office buildings in New York and Washington, as well as the re-tenanting and repositioning of a number of our strip shopping centers.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Hotel Pennsylvania and in Washington, including 1900 Crystal Drive, Rosslyn and Pentagon City.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed on schedule or within budget.

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

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2012, the aggregate dollar amount of these guarantees and master leases is approximately $310,249,000.

At December 31, 2012, $22,807,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of December 31, 2012, our subsidiaries have funded $1,100,000 of the commitment.

As of December 31, 2012, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $163,130,000.

Liquidity and Capital Resources – continued

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 ($6,000,000 beginning February 1, 2012) of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all of the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we had a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  Stop & Shop appealed the Court’s decision and the judgment and posted a bond to secure payment of the judgment. On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  At December 31, 2012, we had a $47,900,000 receivable from Stop & Shop, which is included as a component of “tenant and other receivables” on our consolidated balance sheet.  On February 6, 2013, we received $124,000,000 pursuant to a settlement agreement with Stop & Shop.  The settlement terminates our right to receive $6,000,000 of additional annual rent under the 1992 agreement, for a period potentially through 2031.  As a result of this settlement, we collected the aforementioned $47,900,000 receivable and will recognize approximately $59,000,000 of net income in the first quarter of 2013.

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2012

Our cash and cash equivalents were $960,319,000 at December 31, 2012, a $353,766,000 increase over the balance at December 31, 2011.  Our consolidated outstanding debt was $11,296,190,000 at December 31, 2012, a $1,219,583,000 increase over the balance at December 31, 2011.  As of December 31, 2012 and December 31, 2011, $1,170,000,000 and $138,000,000, respectively, was outstanding under our revolving credit facilities.  During 2013 and 2014, $1,069,682,000 and $240,001,000 of our outstanding debt matures, respectively. We may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $825,049,000 was comprised of (i) net income of $694,541,000, (ii) distributions of income from partially owned entities of $226,172,000, (iii) return of capital from Real Estate Fund investments of $63,762,000, and (iv) $151,954,000 of non-cash adjustments, which include depreciation and amortization expense, impairment loss on J.C. Penney owned shares, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate, partially offset by (v) the net change in operating assets and liabilities of $311,380,000, including $262,537,000 related to Real Estate Fund investments.

Net cash used in investing activities of $642,262,000 was comprised of (i) $673,684,000 of acquisitions of real estate and other, (ii) $205,652,000 of additions to real estate, (iii) $191,330,000 for the funding of the J.C. Penney derivative collateral, (iv) $156,873,000 of development costs and construction in progress, (v) $134,994,000 of investments in partially owned entities, (vi) $94,094,000 investments in mortgage and mezzanine loans receivable and other, and (vii) $75,138,000 of changes in restricted cash, partially offset by (viii) $445,683,000 of proceeds from sales of real estate and related investments, (ix) $144,502,000 of capital distributions from partially owned entities, (x) $134,950,000 from the return of the J.C. Penney derivative collateral, (xi) $60,258,000 of proceeds from the sale of marketable securities, (xii) $52,504,000 of proceeds from the sale of the Canadian Trade Shows, (xiii) $38,483,000 of proceeds from repayments of mezzanine loans receivable and other, and (xiv) $13,123,000 of proceeds from the repayment of loan to officer.

Net cash provided by financing activities of $170,979,000 was comprised of (i) $3,593,000,000 of proceeds from borrowings, (ii) $290,971,000 of proceeds from the issuance of preferred shares, (iii) $213,132,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (iv) $11,853,000 of proceeds from exercise of employee share options, partially offset by (v) $2,747,694,000 for the repayments of borrowings, (vi) $699,318,000 of dividends paid on common shares, (vii) $243,300,000 for purchases of outstanding preferred units and shares, (viii) $104,448,000 of distributions to noncontrolling interests, (ix) $73,976,000 of dividends paid on preferred shares, (x) $39,073,000 of debt issuance and other costs, and (xi) $30,168,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

Liquidity and Capital Resources - continued

Capital Expenditures in the Year Ended December 31, 2012

Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital improvements include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.  Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2012.

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$69,912	$27,434	$20,582	$4,676	$10,635	$6,585
Tenant improvements	177,743	71,572	50,384	9,052	46,316	419
Leasing commissions	57,961	27,573	13,151	2,368	14,774	95
Non-recurring capital expenditures	6,902	5,822	-	-	-	1,080
Total capital expenditures and leasing
commissions (accrual basis)	312,518	132,401	84,117	16,096	71,725	8,179
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	105,350	41,975	24,370	10,353	21,867	6,785
Expenditures to be made in future
periods for the current period	(170,744)	(76,283)	(43,600)	(7,754)	(42,688)	(419)
Total capital expenditures and leasing
commissions (cash basis)	$247,124	$98,093	$64,887	$18,695	$50,904	$14,545
Tenant improvements and leasing commissions:
Per square foot per annum	$4.44	$5.48	$4.86	$1.04	$5.56 (1)	$-
Percentage of initial rent	10.6%	8.8%	12.0%	5.2%	15.8%	-

(1)	Includes $6.50 per square foot per annum of tenant improvements and leasing commissions in connection with the 572,000 square foot Motorola Mobility / Google lease.

Development and Redevelopment Expenditures in the Year Ended December 31, 2012

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.  Below is a summary of development and redevelopment expenditures incurred in the year ended December 31, 2012.

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Springfield Mall	$18,278	$-	$-	$18,278	$-	$-
1290 Avenue of the Americas	16,778	16,778	-	-	-	-
Crystal Square 5	15,039	-	15,039	-	-	-
220 Central Park South	12,191	-	-	-	-	12,191
Bergen Town Center	11,404	-	-	11,404	-	-
510 Fifth Avenue	10,206	10,206	-	-	-	-
Marriott Marquis Times Square - retail
and signage	9,092	9,092	-	-	-	-
1851 South Bell Street (1900 Crystal Drive)	6,243	-	6,243	-	-	-
Amherst, New York	5,585	-	-	5,585	-	-
Other	52,057	15,484	18,052	18,279	167	75
	$156,873	$51,560	$39,334	$53,546	$167	$12,266

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2011

Our cash and cash equivalents were $606,553,000 at December 31, 2011, a $84,236,000 decrease over the balance at December 31, 2010.  Our consolidated outstanding debt was $10,076,607,000 at December 31, 2011, a $272,850,000 decrease from the balance at December 31, 2010.

Cash flows provided by operating activities of $702,499,000 was comprised of (i) net income of $740,000,000, (ii) distributions of income from partially owned entities of $93,635,000, and (iii) $151,745,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, income from the mark-to-market of derivative positions in marketable equity securities, impairment losses and tenant buy-out costs, net realized and unrealized gains on Real Estate Fund assets and net gain on early extinguishment of debt, partially offset by (iv) the net change in operating assets and liabilities of $282,881,000, of which $184,841,000 relates to Real Estate Fund investments.

Net cash used in investing activities of $164,761,000 was comprised of (i) $571,922,000 of investments in partially owned entities, (ii) $165,680,000 of additions to real estate, (iii) $98,979,000 of investments in mortgage and mezzanine loans receivable and other, (iv) $93,066,000 of development costs and construction in progress, (v) $90,858,000 of acquisitions of real estate and other, and (vi) $43,850,000 for the funding of collateral for the J.C. Penney derivative, partially offset by (vii) $318,966,000 of capital distributions from partially owned entities, (viii) $187,294,000 of proceeds from sales and repayments of mortgage and mezzanine loans receivable and other, (ix) $140,186,000 of proceeds from sales of real estate and related investments, (x) changes in restricted cash of $126,380,000, (xi) $70,418,000 of proceeds from sales of marketable securities, and (xii) $56,350,000 from the return of derivative collateral.

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

Liquidity and Capital Resources – continued

Capital Expenditures in the Year Ended December 31, 2011

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$58,463	$22,698	$18,939	$6,448	$5,918	$4,460
Tenant improvements	138,076	76,493	33,803	6,515	15,221	6,044
Leasing commissions	43,613	28,072	9,114	2,114	2,794	1,519
Non-recurring capital expenditures	19,442	17,157	-	-	-	2,285
Total capital expenditures and leasing
commissions (accrual basis)	259,594	144,420	61,856	15,077	23,933	14,308
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	90,799	43,392	13,517	9,705	15,256	8,929
Expenditures to be made in future
periods for the current period	(146,062)	(79,941)	(33,530)	(7,058)	(14,185)	(11,348)
Total capital expenditures and leasing
commissions (cash basis)	$204,331	$107,871	$41,843	$17,724	$25,004	$11,889

Tenant improvements and leasing commissions:
Per square foot per annum	$3.81	$5.21	$4.47	$0.71	$3.95	$-
Percentage of initial rent	9.1%	9.1%	10.8%	3.3%	12.3%	-

Development and Redevelopment Expenditures in the Year Ended December 31, 2011

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Bergen Town Center	$23,748	$-	$-	$23,748	$-	$-
510 Fifth Avenue	8,833	8,833	-	-	-	-
Other	48,903	6,627	20,496	18,580	898	2,302
	$81,484	$15,460	$20,496	$42,328	$898	$2,302

Liquidity and Capital Resources – continued

Cash Flow for the Year Ended December 31, 2010

Our cash and cash equivalents were $690,789,000 at December 31, 2010, a $155,310,000 increase over the balance at December 31, 2009.  Our consolidated outstanding debt was $10,349,457,000 at December 31, 2010, a $246,029,000 increase from the balance at December 31, 2009.

Cash flows provided by operating activities of $771,086,000 was comprised of (i) net income of $708,031,000, (ii) $129,491,000 of non-cash adjustments, including depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities, income from the mark-to-market of derivative positions in marketable equity securities, litigation loss accrual and impairment losses, net gain on early extinguishment of debt, (iii) distributions of income from partially owned entities of $61,037,000, (iv) interest received on repayment on mezzanine loan of $40,467,000, partially offset by (v) the net change in operating assets and liabilities of $167,940,000, of which $144,423,000 relates to Real Estate Fund investments.

Net cash used in investing activities of $520,361,000 was comprised of (i) purchases of marketable equity securities, including J.C. Penney Company, Inc. common shares, of $491,596,000, (ii) acquisitions of real estate of $173,413,000, (iii) investments in partially owned entities of $165,170,000, (iv) development and redevelopment expenditures of $156,775,000, (v) additions to real estate of $144,794,000, (vi) investments in mortgage and mezzanine loans receivable and other of $85,336,000, and (vii) $12,500,000 for the funding of collateral for the J.C. Penney derivative, partially offset by (viii) proceeds from the sale of marketable securities of $280,462,000, (ix) restricted cash of $138,586,000, (x) proceeds from sales of real estate and related investments of $127,736,000, (xi) proceeds received from repayment of mortgage and mezzanine loans receivable of $70,762,000, (xii) distributions of capital from investments in partially owned entities of $51,677,000, and (xiii) proceeds from maturing short-term investments of $40,000,000.

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

Liquidity and Capital Resources – continued

Capital Expenditures in the Year Ended December 31, 2010

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
Expenditures to maintain assets	$53,051	$21,511	$17,532	$3,799	$6,099	$4,110
Tenant improvements	116,939	51,137	17,464	9,077	31,742	7,519
Leasing commissions	30,351	16,070	6,044	1,470	4,761	2,006
Non-recurring capital expenditures	5,381	3,192	-	795	-	1,394
Total capital expenditures and leasing
commissions (accrual basis)	205,722	91,910	41,040	15,141	42,602	15,029
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	64,216	37,161	13,296	4,617	4,825	4,317
Expenditures to be made in future
periods for the current period	(87,289)	(36,332)	(13,989)	(10,077)	(20,580)	(6,311)
Total capital expenditures and leasing
commissions (cash basis)	$182,649	$92,739	$40,347	$9,681	$26,847	$13,035

Tenant improvements and leasing commissions:
Per square foot per annum	$3.73	$6.60	$2.92	$1.28	$4.01	$-
Percentage of initial rent	10.0%	12.7%	7.6%	5.7%	11.5%	-

Development and Redevelopment Expenditures in the Year Ended December 31, 2010

				Retail	Merchandise
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Mart	Other
220 Central Park South	$46,769	$-	$-	$-	$-	$46,769
Bergen Town Center	18,783	-	-	18,783	-	-
Residential condominiums	15,600	-	-	-	-	15,600
West End 25	9,997	-	9,997	-	-	-
1540 Broadway	8,091	8,091	-	-	-	-
Green Acres Mall	7,679	-	-	7,679	-	-
Other	49,856	12,054	16,592	17,899	2,667	644
	$156,775	$20,145	$26,589	$44,361	$2,667	$63,013

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

FFO attributable to common shareholders plus assumed conversions was $818,565,000, or $4.39 per diluted share for the year ended December 31, 2012, compared to $1,230,973,000, or $6.42 per diluted share for the year ended December 31, 2011. FFO attributable to common shareholders plus assumed conversions was $55,890,000, or $0.30 per diluted share for the three months ended December 31, 2012, compared to $280,369,000, or $1.46 per diluted share for the three months ended December 31, 2011.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Year		For The Three Months
(Amounts in thousands, except per share amounts)	Ended December 31,		Ended December 31,
Reconciliation of our net income to FFO:	2012	2011	2012	2011
Net income attributable to Vornado	$617,260	$662,302	$86,135	$87,296
Depreciation and amortization of real property	504,407	530,113	125,069	152,655
Net gains on sale of real estate	(245,799)	(51,623)	(41,998)	-
Real estate impairment losses	129,964	28,799	116,453	28,799
Proportionate share of adjustments to equity in net income of
Toys, to arrive at FFO:
Depreciation and amortization of real property	68,483	70,883	17,777	18,039
Net gains on sale of real estate	-	(491)	-	-
Real estate impairment losses	9,824	-	1,430	-
Income tax effect of above adjustments	(27,493)	(24,634)	(6,728)	(6,314)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	86,197	99,992	20,387	26,699
Net gains on sale of real estate	(241,602)	(9,276)	(239,551)	(1,916)
Real estate impairment losses	1,849	-	-	-
Noncontrolling interests' share of above adjustments	(16,649)	(40,957)	418	(13,733)
FFO	886,441	1,265,108	79,392	291,525
Preferred share dividends	(76,937)	(65,531)	(20,750)	(17,788)
Discount on preferred share and unit redemptions	8,948	5,000	(2,752)	-
FFO attributable to common shareholders	818,452	1,204,577	55,890	273,737
Interest on 3.88% exchangeable senior debentures	-	26,272	-	6,602
Convertible preferred share dividends	113	124	-	30
FFO attributable to common shareholders plus assumed conversions	$818,565	$1,230,973	$55,890	$280,369

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	185,810	184,308	186,267	184,571
Effect of dilutive securities:
Employee stock options and restricted share awards	670	1,658	599	1,392
Convertible preferred shares	50	55	-	52
3.88% exchangeable senior debentures	-	5,736	-	5,736
Denominator for FFO per diluted share	186,530	191,757	186,866	191,751

FFO attributable to common shareholders plus assumed conversions per diluted share	$4.39	$6.42	$0.30	$1.46

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2012				2011
			Weighted	Effect of 1%		Weighted
	December 31,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$3,167,181		1.93%	$31,672	$1,881,948	2.35%
Fixed rate	8,129,009		5.18%	-	8,194,659	5.55%
	$11,296,190		4.27%	31,672	$10,076,607	4.95%
Prorata share of debt of non-
consolidated entities (non-recourse):
Variable rate – excluding Toys	$264,531		2.88%	2,645	$284,372	2.85%
Variable rate – Toys	703,922		5.69%	7,039	706,301	4.83%
Fixed rate (including $1,148,407 and
$1,270,029 of Toys debt in 2012 and 2011)	3,030,476	(1)	7.04%	-	3,208,472	6.96%
	$3,998,929		6.53%	9,684	$4,199,145	6.32%
Redeemable noncontrolling interests’ share of above				(2,564)
Total change in annual net income				$38,792
Per share-diluted				$0.21

(1)	Excludes $25.4 billion for our 26.2% pro rata share of LNR's liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2012, we have one interest rate cap with a principal amount of $60,000,000 and a weighted average interest rate of 2.36%.  This cap is based on a notional amount of $60,000,000 and caps LIBOR at a rate of 7.00%.  In addition, we have one interest rate swap on a $425,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.21% at December 31, 2012) to a fixed rate of 5.13% for the remaining six-year term of the loan.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of December 31, 2012, the estimated fair value of our consolidated debt was $11,433,000,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income (loss), net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period.  In the years ended December 31, 2012 and 2011, we recognized a loss of $75,815,000 and income of $12,984,000, respectively, from derivative instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2013

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)	December 31,	December 31,
ASSETS	2012	2011
Real estate, at cost:
Land	$4,553,978	$4,399,419
Buildings and improvements	12,895,355	12,062,001
Development costs and construction in progress	920,662	116,126
Leasehold improvements and equipment	125,364	126,211
Total	18,495,359	16,703,757
Less accumulated depreciation and amortization	(3,097,074)	(2,894,374)
Real estate, net	15,398,285	13,809,383
Cash and cash equivalents	960,319	606,553
Restricted cash	183,256	98,068
Marketable securities	398,188	741,321
Tenant and other receivables, net of allowance for doubtful accounts of $37,674 and $43,241	195,718	171,798
Investments in partially owned entities	1,226,256	1,233,650
Investment in Toys "R" Us	478,041	506,809
Real Estate Fund investments	600,786	346,650
Mortgage and mezzanine loans receivable	225,359	133,948
Receivable arising from the straight-lining of rents, net of allowance of $3,165 and $3,290	765,518	702,360
Deferred leasing and financing costs, net of accumulated amortization of $225,163 and $237,730	408,092	364,753
Identified intangible assets, net of accumulated amortization of $356,379 and $343,318	370,602	287,844
Assets related to discontinued operations	374,476	1,049,643
Due from officers	-	13,127
Other assets	381,079	380,580
	$21,965,975	$20,446,487

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable	$8,768,182	$8,072,880
Senior unsecured notes	1,358,008	1,357,661
Revolving credit facility debt	1,170,000	138,000
Exchangeable senior debentures	-	497,898
Convertible senior debentures	-	10,168
Accounts payable and accrued expenses	484,746	423,512
Deferred revenue	498,510	515,816
Deferred compensation plan	105,200	95,457
Deferred tax liabilities	15,305	13,315
Liabilities related to discontinued operations	315,448	506,960
Other liabilities	402,280	145,696
Total liabilities	13,117,679	11,777,363
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 11,215,682 and 12,160,771 units outstanding	898,152	934,677
Series D cumulative redeemable preferred units - 1,800,001 and 9,000,001 units outstanding	46,000	226,000
Total redeemable noncontrolling interests	944,152	1,160,677
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 51,184,609 and 42,186,709 shares	1,240,278	1,021,660
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 186,734,711 and 185,080,020 shares	7,440	7,373
Additional capital	7,195,438	7,127,258
Earnings less than distributions	(1,573,275)	(1,401,704)
Accumulated other comprehensive (loss) income	(18,946)	73,729
Total Vornado shareholders' equity	6,850,935	6,828,316
Noncontrolling interests in consolidated subsidiaries	1,053,209	680,131
Total equity	7,904,144	7,508,447
	$21,965,975	$20,446,487

See notes to the consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
(Amounts in thousands, except per share amounts)
REVENUES:
Property rentals	$2,085,582	$2,114,255	$2,093,475
Tenant expense reimbursements	301,092	314,752	317,777
Cleveland Medical Mart development project	235,234	154,080	-
Fee and other income	144,549	149,749	146,955
Total revenues	2,766,457	2,732,836	2,558,207
EXPENSES:
Operating	1,021,719	995,586	983,424
Depreciation and amortization	517,811	524,550	494,898
General and administrative	201,894	208,008	211,399
Cleveland Medical Mart development project	226,619	145,824	-
Impairment losses, acquisition related costs
and tenant buy-outs	120,786	35,299	109,458
Total expenses	2,088,829	1,909,267	1,799,179
Operating income	677,628	823,569	759,028
Income applicable to Toys "R" Us	14,859	48,540	71,624
Income from partially owned entities	408,267	70,072	20,869
Income (loss) from Real Estate Fund	63,936	22,886	(303)
Interest and other investment (loss) income, net	(260,945)	148,784	235,267
Interest and debt expense	(500,361)	(526,175)	(539,370)
Net gain on extinguishment of debt	-	-	94,789
Net gain on disposition of wholly owned and partially owned assets	13,347	15,134	81,432
Income before income taxes	416,731	602,810	723,336
Income tax expense	(8,132)	(23,925)	(22,137)
Income from continuing operations	408,599	578,885	701,199
Income from discontinued operations	285,942	161,115	6,832
Net income	694,541	740,000	708,031
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(32,018)	(21,786)	(4,920)
Operating Partnership	(35,327)	(41,059)	(44,033)
Preferred unit distributions of the Operating Partnership	(9,936)	(14,853)	(11,195)
Net income attributable to Vornado	617,260	662,302	647,883
Preferred share dividends	(76,937)	(65,531)	(55,534)
Discount on preferred share and unit redemptions	8,948	5,000	4,382
NET INCOME attributable to common shareholders	$549,271	$601,771	$596,731

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$1.50	$2.44	$3.24
Income from discontinued operations, net	1.45	0.82	0.03
Net income per common share	$2.95	$3.26	$3.27
Weighted average shares outstanding	185,810	184,308	182,340

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$1.49	$2.42	$3.21
Income from discontinued operations, net	1.45	0.81	0.03
Net income per common share	$2.94	$3.23	$3.24
Weighted average shares outstanding	186,530	186,021	184,159

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in thousands)	2012	2011	2010

Net income	$694,541	$740,000	$708,031
Other comprehensive (loss) income:
Change in unrealized net (loss) gain on securities available-for-sale	(283,649)	41,657	55,891
Amounts reclassified from accumulated other comprehensive income:
Non-cash impairment loss on J.C. Penney owned shares	224,937	-	-
Gain on sale of securities available-for-sale	(3,582)	(5,020)	(22,604)
Pro rata share of other comprehensive (loss) income of
nonconsolidated subsidiaries	(31,758)	12,859	11,853
Change in value of interest rate swap	(5,659)	(43,704)	-
Other	329	(5,245)	(136)
Comprehensive income	595,159	740,547	753,035
Less comprehensive income attributable to noncontrolling interests	(70,574)	(77,969)	(63,343)
Comprehensive income attributable to Vornado	$524,585	$662,578	$689,692

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2009	33,952	$823,686	181,214	$7,218	$6,961,007	$(1,577,591)	$28,449	$406,637	$6,649,406
Net income	-	-	-	-	-	647,883	-	4,920	652,803
Dividends on common shares	-	-	-	-	-	(474,299)	-	-	(474,299)
Dividends on preferred shares	-	-	-	-	-	(55,669)	-	-	(55,669)
Redemption of preferred shares	(1,600)	(39,982)	-	-	-	4,382	-	-	(35,600)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	1,548	62	126,702	-	-	-	126,764
Under Omnibus share plan	-	-	812	33	25,290	(25,584)	-	-	(261)
Under dividend reinvestment plan	-	-	22	1	1,656	-	-	-	1,657
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	93,583	93,583
Other	-	-	-	-	-	-	-	8,783	8,783
Conversion of Series A preferred
shares to common shares	(12)	(616)	18	1	615	-	-	-	-
Deferred compensation shares
and options	-	-	48	2	9,345	-	-	-	9,347
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	55,891	-	55,891
Gain on sale of securities
available-for-sale	-	-	-	-	-	-	(22,604)		(22,604)
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	11,853	-	11,853
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(191,826)	-	-	-	(191,826)
Other	-	-	-	-	(61)	2	(136)	772	577
Balance, December 31, 2010	32,340	$783,088	183,662	$7,317	$6,932,728	$(1,480,876)	$73,453	$514,695	$6,830,405

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2010	32,340	$783,088	183,662	$7,317	$6,932,728	$(1,480,876)	$73,453	$514,695	$6,830,405
Net income	-	-	-	-	-	662,302	-	21,786	684,088
Dividends on common shares	-	-	-	-	-	(508,745)	-	-	(508,745)
Dividends on preferred shares	-	-	-	-	-	(65,694)	-	-	(65,694)
Issuance of Series J preferred shares	9,850	238,842	-	-	-	-	-	-	238,842
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	798	32	64,798	-	-	-	64,830
Under Omnibus share plan	-	-	590	23	23,705	(13,289)	-	-	10,439
Under dividend reinvestment plan	-	-	21	1	1,771	-	-	-	1,772
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	203,407	203,407
Other	-	-	-	-	-	-	-	778	778
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(49,422)	(49,422)
Other	-	-	-	-	-	-	-	(15,604)	(15,604)
Conversion of Series A preferred
shares to common shares	(3)	(165)	5	-	165	-	-	-	-
Deferred compensation shares
and options	-	-	4	-	10,608	(523)	-	-	10,085
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	41,657	-	41,657
Gain on sale of securities
available-for-sale	-	-	-	-	-	-	(5,020)	-	(5,020)
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	12,859	-	12,859
Change in value of interest rate swap	-	-	-	-	-	-	(43,704)	-	(43,704)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	98,092	-	-	-	98,092
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(271)	-	(271)
Other	-	(105)	-	-	(4,609)	5,121	(5,245)	4,491	(347)
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,373	$7,127,258	$(1,401,704)	$73,729	$680,131	$7,508,447

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,373	$7,127,258	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income	-	-	-	-	-	617,260	-	32,018	649,278
Dividends on common shares	-	-	-	-	-	(699,318)	-	-	(699,318)
Dividends on preferred shares	-	-	-	-	-	(76,937)	-	-	(76,937)
Issuance of Series K preferred shares	12,000	290,971	-	-	-	-	-	-	290,971
Redemption of Series E preferred
shares	(3,000)	(72,248)	-	-	-	-	-	-	(72,248)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	1,121	45	89,717	-	-	-	89,762
Under Omnibus share plan	-	-	434	18	9,521	(16,389)	-	-	(6,850)
Under dividend reinvestment plan	-	-	29	1	2,306	-	-	-	2,307
Upon acquisition of real estate	-	-	64	3	5,121	-	-	-	5,124
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	195,029	195,029
Other	-	-	-	-	-	-	-	18,103	18,103
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(48,138)	(48,138)
Other	-	-	-	-	-	-	-	(59)	(59)
Conversion of Series A preferred
shares to common shares	(2)	(105)	3	-	105	-	-	-	-
Deferred compensation shares
and options	-	-	4	-	13,527	(473)	-	-	13,054
Change in unrealized net loss
on securities available-for-sale	-	-	-	-	-	-	(283,649)	-	(283,649)
Impairment loss on J.C. Penney
owned shares	-	-	-	-	-	-	224,937	-	224,937
Gain on sale of securities
available-for-sale	-	-	-	-	-	-	(3,582)	-	(3,582)
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(31,758)	-	(31,758)
Change in value of interest rate swap	-	-	-	-	-	-	(5,659)	-	(5,659)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(52,117)	-	-	-	(52,117)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	6,707	-	6,707
Discount on redemption of
preferred shares and units	-	-	-	-	-	8,948	-	-	8,948
Consolidation of partially owned
entity	-	-	-	-	-	-	-	176,132	176,132
Other	-	-	-	-	-	(4,662)	329	(7)	(4,340)
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,440	$7,195,438	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$694,541	$740,000	$708,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	557,888	580,990	556,312
Equity in net income of partially owned entities, including Toys “R” Us	(423,126)	(118,612)	(92,493)
Net gains on sale of real estate	(245,799)	(51,623)	(2,506)
Distributions of income from partially owned entities	226,172	93,635	61,037
Non-cash impairment loss on J.C. Penney owned shares	224,937	-	-
Impairment losses, tenant buy-outs and litigation loss accrual	133,977	58,173	137,367
Loss (income) from the mark-to-market of J.C. Penney derivative position	75,815	(12,984)	(130,153)
Straight-lining of rental income	(69,648)	(45,788)	(76,926)
Return of capital from Real Estate Fund investments	63,762	-	-
Net realized and unrealized gains on Real Estate Fund assets	(55,361)	(17,386)	-
Amortization of below-market leases, net	(54,359)	(63,044)	(66,202)
Other non-cash adjustments	52,082	27,325	36,352
Gain on sale of Canadian Trade Shows	(31,105)	-	-
Net gain on disposition of wholly owned and partially owned assets	(13,347)	(15,134)	(81,432)
Net gain on extinguishment of debt	-	(83,907)	(97,728)
Mezzanine loans loss reversal and net gain on disposition	-	(82,744)	(53,100)
Recognition of disputed account receivable from Stop & Shop	-	(23,521)	-
Interest received on repayment of mezzanine loan	-	-	40,467
Changes in operating assets and liabilities:
Real Estate Fund investments	(262,537)	(184,841)	(144,423)
Tenant and other receivables, net	(23,271)	8,869	2,019
Prepaid assets	(10,549)	(7,779)	6,321
Other assets	(46,573)	(89,186)	(68,305)
Accounts payable and accrued expenses	21,595	(28,699)	2,645
Other liabilities	9,955	18,755	33,803
Net cash provided by operating activities	825,049	702,499	771,086
Cash Flows from Investing Activities:
Acquisitions of real estate and other	(673,684)	(90,858)	(173,413)
Proceeds from sales of real estate and related investments	445,683	140,186	127,736
Additions to real estate	(205,652)	(165,680)	(144,794)
Funding of J.C. Penney derivative collateral	(191,330)	(43,850)	(12,500)
Return of J.C. Penney derivative collateral	134,950	56,350	-
Development costs and construction in progress	(156,873)	(93,066)	(156,775)
Distributions of capital from partially owned entities	144,502	318,966	51,677
Investments in partially owned entities	(134,994)	(571,922)	(165,170)
Investments in mortgage and mezzanine loans receivable and other	(94,094)	(98,979)	(85,336)
Restricted cash	(75,138)	126,380	138,586
Proceeds from sales of, and return of investment in, marketable securities	60,258	70,418	280,462
Proceeds from the sale of Canadian Trade Shows	52,504	-	-
Proceeds from sales and repayments of mortgage and mezzanine loans
receivable and other	38,483	187,294	70,762
Proceeds from the repayment of loan to officer	13,123	13,123	-
Loan to officer	-	(13,123)	-
Purchases of marketable securities including J.C. Penney common
shares and other	-	-	(491,596)
Proceeds from maturing short-term investments	-	-	40,000
Net cash used in investing activities	(642,262)	(164,761)	(520,361)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2012	2011	2010
(Amounts in thousands)
Cash Flows from Financing Activities:
Proceeds from borrowings	$3,593,000	$3,412,897	$2,481,883
Repayments of borrowings	(2,747,694)	(3,740,327)	(1,564,143)
Dividends paid on common shares	(699,318)	(508,745)	(474,299)
Proceeds from the issuance of preferred shares	290,971	238,842	-
Purchases of outstanding preferred units and shares	(243,300)	(28,000)	(78,954)
Contributions from noncontrolling interests	213,132	204,185	103,831
Distributions to noncontrolling interests	(104,448)	(116,510)	(53,842)
Dividends paid on preferred shares	(73,976)	(61,464)	(55,669)
Debt issuance and other costs	(39,073)	(47,395)	(14,980)
Repurchase of shares related to stock compensation agreements and related
tax withholdings	(30,168)	(964)	(25,660)
Proceeds received from exercise of employee share options	11,853	25,507	26,993
Acquisition of convertible senior debentures and senior unsecured notes	-	-	(440,575)
Net cash provided by (used in) financing activities	170,979	(621,974)	(95,415)
Net increase (decrease) in cash and cash equivalents	353,766	(84,236)	155,310
Cash and cash equivalents at beginning of period	606,553	690,789	535,479
Cash and cash equivalents at end of period	$960,319	$606,553	$690,789

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (net of amounts capitalized of $16,801, $1,197 and $864)	$491,869	$531,174	$549,327
Cash payments for income taxes	$21,709	$26,187	$23,960

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$(52,117)	$98,092	$(191,826)
Contribution of mezzanine loan receivable to joint venture	-	73,750	-
Write-off of fully depreciated assets	(177,367)	(72,279)	(63,007)
Common shares issued upon redemption of Class A units at redemption value	89,762	64,830	126,764
Change in unrealized net gain on securities available-for-sale	(283,649)	41,657	55,891
Like-kind exchange of real estate:
Acquisitions	230,913	21,999	-
Dispositions	(230,913)	(45,625)	-
Financing assumed in acquisitions	-	-	102,616
Financing transferred in dispositions	(163,144)	-	-
L.A. Mart seller financing	35,000	-	-
Marriott Marquis Times Square - retail and signage capital lease:
Asset (included in development costs and construction in progress)	240,000	-	-
Liability (included in other liabilities)	(240,000)	-	-
Increase in assets and liabilities resulting from the consolidation of partially owned entities:
Real estate, net	342,919	-	102,804
Notes and mortgages payable	334,225	-	57,563
Decrease in assets and liabilities resulting from the deconsolidation of discontinued
operations and/or investments that were previously consolidated:
Real estate, net	-	(145,333)	(401,857)
Notes and mortgages payable	-	(232,502)	(316,490)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at December 31, 2012.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

As of December 31, 2012, we own all or portions of:

New York:

•         19.7 million square feet of Manhattan office space in 31 properties and four residential properties containing 1,655 units;

•         2.2 million square feet of Manhattan street retail space in 49 properties;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         73 properties aggregating 19.1 million square feet, including 59 office properties aggregating 16.1 million square feet and seven residential properties containing 2,414 units;

Retail Properties:

•         114 strip shopping centers and single tenant retail assets aggregating 15.6 million square feet, primarily in the northeast states and California;

•         Six regional malls aggregating 5.2 million square feet, located in the northeast / mid-Atlantic states and Puerto Rico;

Other Real Estate and Related Investments:

•         The 3.5 million square foot Merchandise Mart in Chicago;

•         A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet, known as the Bank of America Center;

•         A 25.0% interest in Vornado Capital Partners, our $800 million real estate fund.  We are the general partner and investment manager of the fund;

•         A 32.6% interest in Toys “R” Us, Inc.;

•         A 10.7% interest in J.C. Penney Company, Inc. (NYSE: JCP); and

•         Other real estate and related investments and mortgage and mezzanine loans on real estate.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vornado and the Operating Partnership. All inter-company amounts have been eliminated. We account for unconsolidated partially owned entities under the equity method of accounting, when we have the ability to exercise significant influence over the entity.  Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Literature

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this update on January 1, 2012 did not have a material impact on our consolidated financial statements, but resulted in additional fair value measurement disclosures (See Note 13 - Fair Value Measurements).

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the undepreciated net book value of the property carried forward, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is provided on a straight-line basis over estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest expense capitalized during construction of $16,801,000 and $1,197,000 for the years ended December 31, 2012 and 2011, respectively.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies - continued

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis.  An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value.  Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared.  If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.  The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results.  Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.  The table below summarizes the impairment losses, acquisition related costs and tenant buy-outs in the years ended December 31, 2012, 2011 and 2010.

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
Impairment losses:
Real estate assets	$107,000	$-	$72,500
Development projects	-	3,040	-
Condominium units held for sale (see page 140)	2,538	-	30,013
Acquisition related costs and tenant buy-outs	11,248	32,259	6,945
	$120,786	$35,299	$109,458

Partially Owned Entities:  We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary.  We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control a partially owned entity if the entity is not considered a VIE and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.  In the years ended December 31, 2012, 2011 and 2010, we recognized non-cash impairment losses on investments in partially owned entities, excluding Toys, aggregating $4,936,000, $13,794,000 and $11,481,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Mortgage and Mezzanine Loans Receivable: We invest in mortgage and mezzanine loans of entities that have significant real estate assets.  These investments are either secured by the real property or by pledges of the equity interests of the entities owning the underlying real estate.  We record these investments at the stated principal amount net of any unamortized discount or premium. We accrete or amortize any discount or premium over the life of the related receivable utilizing the effective interest method or straight-line method, if the result is not materially different.  We evaluate the collectibility of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized when received in cash.

Cash and Cash Equivalents:  Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value due to their short-term maturities.  The majority of our cash and cash equivalents consists of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) United States Treasury Bills, and (iii) Certificate of Deposits placed through an Account Registry Service (“CDARS”).  To date, we have not experienced any losses on our invested cash.

Restricted Cash:  Restricted cash consists of security deposits, cash restricted in connection with our deferred compensation plan and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Allowance for Doubtful Accounts:  We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  As of December 31, 2012 and 2011, we had $37,674,000 and $43,241,000, respectively, in allowances for doubtful accounts.  In addition, as of December 31, 2012 and 2011, we had $3,165,000 and $3,290,000, respectively, in allowances for receivables arising from the straight-lining of rents.

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

Condominium Units Held For Sale:  Condominium units held for sale are carried at the lower of cost or fair value less costs to sell and are included in “other assets” on our consolidated balance sheet.  As of December 31, 2012 and 2011, the carrying amount of these units were $53,737,000 and $60,785,000, respectively, and consist of substantially completed units at Granite Park in Pasadena and The Bryant in Boston.  Revenue from condominium unit sales is recognized upon closing of the sale (the “completed contract method”), as all conditions for full profit recognition have been met at that time.  We use the relative sales value method to allocate costs to individual condominium units.  Net gains on sales of condominiums units are included in “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income and were $1,274,000, $5,884,000 and $3,149,000 in the years ended December 31, 2012, 2011 and 2010, respectively.  Impairment losses on condominium units are included in “impairment losses, acquisition related costs and tenant buy-outs” on our consolidated statements of income and were $2,538,000, $0 and $30,013,000 in the years ended December 31, 2012, 2011 and 2010, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Derivative Instruments and Hedging Activities:  ASC 815, Derivatives and Hedging, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2012 and 2011, our derivative instruments consisted primarily of a portion of our investment in J.C. Penney common shares (see Note 5 – Marketable Securities and Derivative Instruments), an interest rate cap and an interest rate swap.  We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Income Taxes: We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We distribute to shareholders 100% of taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2012, were characterized, for federal income tax income tax purposes, as 62.7% ordinary income and 37.3% long term capital gain.  Dividend distributions for the year ended December 31, 2011, were characterized, for Federal income tax purposes, as 93.2% ordinary income and 6.8% long-term capital gain.  Dividend distributions for the year ended December 31, 2010 were characterized, for Federal income tax purposes, as 95.9% ordinary income, 2.8% long-term capital gain and 1.3% return of capital.

We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax expense of approximately $20,336,000 and $26,645,000 at December 31, 2012 and 2011, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.  The following table reconciles net income attributable to common shareholders to estimated taxable income for the years ended December 31, 2012, 2011 and 2010.

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
Net income attributable to common shareholders	$549,271	$601,771	$596,731
Book to tax differences (unaudited):
Depreciation and amortization	205,155	225,802	216,473
Impairment losses on marketable equity securities	211,328	-	-
Straight-line rent adjustments	(64,679)	(38,800)	(70,606)
Earnings of partially owned entities	(60,049)	(96,178)	(62,315)
Stock options	(28,701)	(27,697)	(48,399)
Sale of real estate	(123,905)	(18,766)	12,899
Derivatives	71,228	(12,160)	(121,120)
Mortgage and mezzanine loans receivable	-	(82,512)	(104,727)
Other, net	17,080	(6,223)	48,915
Estimable taxable income	$776,728	$545,237	$467,851

The net basis of our assets and liabilities for tax reporting purposes is approximately $3.8 billion lower than its amount reported in our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Acquisitions

Independence Plaza

In 2011, we acquired a 51% interest in the subordinated debt of Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan which has 54,500 square feet of retail space and 550 parking spaces, for $45,000,000 and a warrant to purchase 25% of the equity for $1,000,000.  On December 21, 2012, we acquired a 58.75% interest in the property as follows: (i) buying one of the equity partners’ 33.75% interest for $160,000,000, (ii) exercising our warrant for 25% of the equity and (iii) contributing the appreciated value of our interest in the subordinated debt as preferred equity.  In connection therewith, we recognized income of $105,366,000, comprised of $60,396,000 from the accelerated amortization of the discount on the subordinated debt immediately preceding the conversion to preferred equity, and a $44,970,000 purchase price fair value adjustment upon exercising the warrant.  The current transaction values the property at $844,800,000.  The property is currently encumbered by a $334,225,000 mortgage.  We expect to refinance the $334,225,000 mortgage in 2013, substantially decreasing our cash investment.  We manage the retail space at the property and Stellar Management, our partner, manages the residential space.  We consolidate the accounts of this entity from the date of acquisition as it is a VIE, and we are deemed to be the primary beneficiary.  We are currently in the process of analyzing the fair value of the acquired leases; accordingly, our purchase price allocation is preliminary and subject to change.

666 Fifth Avenue - Retail

On December 6, 2012, we acquired a retail condominium located at 666 Fifth Avenue at 53rd Street for $707,000,000. The property has 126 feet of frontage on Fifth Avenue and contains 114,000 square feet, 39,000 square feet in fee and 75,000 square feet by long-term lease from the 666 Fifth Avenue office condominium, which is 49.5% owned by us.  We consolidate the accounts of the property into our consolidated financial statements from the date of acquisition.  We are currently in the process of analyzing the fair value of the acquired leases; accordingly, our purchase price allocation is preliminary and subject to change.

Disclosure of the Company’s unaudited proforma information for the current and prior reporting periods as though the above acquisitions of Independence Plaza and 666 Fifth Avenue – Retail had occurred at the beginning of the prior annual reporting period is not considered practicable, as the Company does not have, and is unable to obtain, certain information required for such disclosure.

Marriott Marquis Times Square – Retail and Signage

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”), under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The Marriott Marquis with over 1,900 rooms is one of the largest hotels in Manhattan.  It is located in the heart of the bow-tie of Times Square and spans the entire block front from 45th Street to 46th Street on Broadway.  The Marriott Marquis is directly across from our 1540 Broadway iconic retail property leased to Forever 21 and Disney flagship stores.  We plan to spend over $140,000,000 to redevelop and substantially expand the existing retail space, including converting the below grade parking garage into retail, and creating six-story, 300 foot wide block front, dynamic LED signs.  During the term of the lease we will pay fixed rent equal to the sum of $12,500,000, plus a portion of the property’s net cash flow after we receive a 5.2% preferred return on our invested capital.  The lease contains put/call options which, if exercised, would lead to our ownership.  Host can exercise the put option during defined periods following the conversion of the project to a condominium.  We can exercise our call option under the same terms, at any time after the fifteenth year of the lease term.  We are accounting for this lease as a “capital lease” and have recorded a $240,000,000 capital lease asset and liability, which are included as a component of “development costs and construction in progress” and “other liabilities,” respectively, on our consolidated balance sheet.  Although we have commenced paying the annual rent, there will be no income statement activity until the redevelopment is substantially complete.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Vornado Capital Partners Real Estate Fund (the “Fund”)

In February 2011, the Fund’s subscription period closed with an aggregate of $800,000,000 of capital commitments, of which we committed $200,000,000.  We are the general partner and investment manager of the Fund, which has an eight-year term and a three-year investment period.  During the investment period, which concludes in July 2013, the Fund is our exclusive investment vehicle for all investments that fit within its investment parameters, including debt, equity and other interests in real estate, and excluding (i) investments in vacant land and ground-up development; (ii) investments acquired by merger or primarily for our securities or properties; (iii) properties which can be combined with or relate to our existing properties; (iv) securities of commercial mortgage loan servicers and investments derived from any such investments; (v) non-controlling interests in equity and debt securities; and (vi) investments located outside of North America.  The Fund’s investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

During 2012, the Fund made the following investments:

800 Corporate Pointe

On November 30, 2012, the Fund acquired 800 Corporate Pointe, a 243,000 square foot office building and the accompanying six-level parking structure (1,964 spaces) located in Culver City, Los Angeles, California, for $95,700,000 in cash.

501 Broadway

On August 20, 2012, the Fund acquired 501 Broadway, a 9,000 square foot retail property in New York for $31,000,000.  The purchase price consisted of $11,000,000 in cash and a $20,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75%, with a floor of 3.50%, and has two one-year extension options.

1100 Lincoln Road

On July 2, 2012, the Fund acquired 1100 Lincoln Road, a 167,000 square foot retail property, the western anchor of the Lincoln Road Shopping District in Miami Beach, Florida, for $132,000,000.  The purchase price consisted of $66,000,000 in cash and a $66,000,000 mortgage loan.  The three-year loan bears interest at LIBOR plus 2.75% and has two one-year extension options.

520 Broadway

On April 26, 2012, the Fund acquired 520 Broadway, a 112,000 square foot office building in Santa Monica, California for $61,000,000 in cash and subsequently placed a $30,000,000 mortgage loan on the property.  The three-year loan bears interest at LIBOR plus 2.25% and has two one-year extension options.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Vornado Capital Partners Real Estate Fund (the “Fund”) – continued

At December 31, 2012, the Fund had nine investments with an aggregate fair value of $600,786,000, or $67,642,000 in excess of cost, and has remaining unfunded commitments of $217,676,000, of which our share was $54,419,000.  At December 31, 2011, the Fund had five investments with an aggregate fair value of $346,650,000.

Below is a summary of income (loss) from the Fund for the years ended December 31, 2012, 2011  and 2010.

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
Operating income (loss)	$8,575	$5,500	$(303)
Net realized gains	-	5,391	-
Net unrealized gains	55,361	11,995	-
Income (loss) from Real Estate Fund	63,936	22,886	(303)
Less (income) loss attributable to noncontrolling interests	(39,332)	(13,598)	806
Income from Real Estate Fund attributable to Vornado (1)	$24,604	$9,288	$503

(1)

Excludes $2,780, $2,695 and $248 of management, leasing and development fees in the years ended December 31, 2012, 2011 and 2010, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

5.    Marketable Securities and Derivative Instruments

Our portfolio of marketable securities is comprised of equity securities that are classified as available-for-sale.  Available-for-sale securities are presented on our consolidated balance sheets at fair value.  Unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive (loss) income.”  Realized gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities.

During 2012, 2011 and 2010 we sold certain marketable securities for aggregate proceeds of $58,718,000, $69,559,000, and $281,486,000, respectively resulting in net gains of $3,582,000, $5,020,000, and $22,604,000, respectively, which are included as a component of “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

We evaluate our portfolio of marketable securities for impairment each reporting period.  For each of the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline.  In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis.  We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.  In the year ended December 31, 2012, we recognized a $224,937,000 impairment loss on our investment in J.C. Penney (see below).  No impairment losses were recognized in the years ended December 31, 2011 and 2010.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Marketable Securities and Derivative Instruments - continued

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

We own 23,400,000 J.C. Penney common shares, or 10.7% of its outstanding common shares.  Below are the details of our investment.

We own 18,584,010 common shares at an average economic cost of $25.76 per share, or $478,691,000 in the aggregate.  Of these shares, 15,500,000 were acquired through the exercise of a call option in November 2010.  Upon the exercise of the call option, we recognized $112,537,000 of income, which increased the GAAP cost of these shares to $591,228,000.  As of December 31, 2012, based on J.C. Penney’s December 31, 2012 closing share price of $19.71 per share, these shares have an aggregate fair value of $366,291,000, or $224,937,000 below our GAAP basis.  We have concluded that our investment in J.C. Penney is “other-than-temporarily” impaired and have recorded a $224,937,000 impairment loss in the fourth quarter.  Our conclusion was based on the severity of the decline in the stock price and our inability to forecast a recovery in the near term.

We also own an economic interest in 4,815,990 J.C. Penney common shares through a forward contract at a weighted average strike price of $29.10 per share, or $140,138,000 in the aggregate.  The forward contract was amended on October 8, 2012, such that, among other things, the contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 9, 2014, or any anniversary thereof, or in the event we were to receive a credit downgrade.  The forward contract strike price increases at an annual rate of LIBOR plus 95 basis points during the first two years of the contract and LIBOR plus 80 basis points thereafter.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Gains and losses from the mark-to-market of the underlying common shares are recognized in “interest and other investment (loss) income, net” on our consolidated statements of income.  In the year ended December 31, 2012, we recognized a loss of $75,815,000 from the mark-to-market of the underlying common shares. In the years ended December 31, 2011 and 2010, we recognized gains of $12,984,000 and $17,616,000, respectively, from the mark-to-market of the underlying common shares.

We review our investment in J.C. Penney on a continuing basis.  Depending on various factors, including, without limitation, J.C. Penney’s financial position and strategic direction, actions taken by its board, price levels of its common shares, other investment opportunities available to us, market conditions and general economic and industry conditions, we may take such actions with respect to J.C. Penney as we deem appropriate, including (i) purchasing additional common shares or other financial instruments related to J.C. Penney, (ii) selling some or all of our beneficial or economic holdings, or (iii) engaging in hedging or similar transactions.

Below is a summary of our marketable securities portfolio as of December 31, 2012 and 2011.

	As of December 31, 2012				As of December 31, 2011
			GAAP	Unrealized			GAAP	Unrealized
	Maturity	Fair Value	Cost	Gain	Maturity	Fair Value	Cost	Gain
Equity securities:
J.C. Penney	n/a	$366,291	$366,291	$-	n/a	$653,228	$591,069	$62,159
Other	n/a	31,897	12,021	19,876	n/a	30,568	14,585	15,983
Debt securities	n/a	-	-	-	04/13 - 10/18	57,525	53,941	3,584
		$398,188	$378,312	$19,876		$741,321	$659,595	$81,726

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities

The following is a summary of condensed combined financial information for all of our partially owned entities, including Toys “R” Us, Alexander’s, Inc., Lexington Realty Trust and LNR Property Corporation, as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010.

(Amounts in thousands)		December 31,
Balance Sheet:		2012	2011
Assets(1)		$122,692,000	$153,861,000
Liabilities(1)		117,064,000	147,854,000
Noncontrolling interests		88,000	132,000
Equity		5,540,000	5,875,000

	For the Year Ended December 31,
Income Statement:	2012	2011	2010
Total revenue	$15,119,000	$15,321,000	$14,962,000
Net income(2)	1,091,000	199,000	63,000

(1)

2012 and 2011 include $97 billion and $127 billion, respectively, of assets and liabilities of LNR related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

(2)	2012 includes a $600,000 net gain on sale of real estate.

Toys “R” Us (“Toys”)

As of December 31, 2012, we own 32.6% of Toys.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.  We account for our investment in Toys under the equity method and record our 32.6% share of Toys net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.

Since our acquisition in July 2005, the carrying amount of our investment has grown from $396,000,000 to $518,041,000 after we recognized our share of Toys third quarter net loss in our fourth quarter.  We estimate that the fair value of our investment is approximately $478,000,000 at December 31, 2012.  We have concluded that the $40,000,000 decline in the value of our investment is “other-than-temporary” based on, among other factors, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized a non-cash impairment loss of $40,000,000 in the fourth quarter.

We will continue to assess the recoverability of our investment each quarter.  To the extent that the current facts don’t change, we would recognize a non-cash impairment loss equal to our share of Toys fourth quarter net income in our 2013 first quarter.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)		Balance as of
Balance Sheet:		October 27, 2012	October 29, 2011
Assets		$12,953,000	$13,221,000
Liabilities		11,190,000	11,530,000
Noncontrolling interests		44,000	-
Toys “R” Us, Inc. equity		1,719,000	1,691,000

	For the Twelve Months Ended
Income Statement:	October 27, 2012	October 29, 2011	October 30, 2010
Total revenues	$13,698,000	$13,956,000	$13,749,000
Net income attributable to Toys	138,000	121,000	189,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of December 31, 2012, we own 1,654,068 Alexander’s commons shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to the agreements described below which expire in March of each year and are automatically renewable.  As of December 31, 2012, Alexander’s owed us an aggregate of $46,445,000 pursuant to such agreements.

On November 28, 2012, Alexander’s completed the sale of its Kings Plaza Regional Shopping Center located in Brooklyn, New York, for $751,000,000.  Upon completion of the sale, we recognized our share of the financial statement gain of $179,934,000.  Alexander’s distributed the taxable gain to its stockholders in December 2012 as a special long-term capital gain dividend, of which our share was $201,796,000, and we in turn paid a $1.00 per Vornado share special long-term capital gain dividend to our common shareholders in December 2012.

As of December 31, 2012 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s December 31, 2012 closing share price of $330.80, was $547,166,000, or $376,153,000 in excess of the carrying amount on our consolidated balance sheet.  As of December 31, 2012, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $43,383,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Management and Development Agreements

Effective December 1, 2012, as a result of the sale of the Kings Plaza Regional Shopping Center, the management and development agreement with Alexander’s was amended.  Pursuant to the amended agreement, we receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross income from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $264,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.

In addition, we are entitled to a development fee of 6% of development costs, as defined.

Leasing Agreements

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants.  In the event third-party real estate brokers are used, our fee increases by 1% and we are responsible for the fees to the third-parties.  We are also entitled to a commission upon the sale of any of Alexander’s assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000, or 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts is payable to us in annual installments in an amount not to exceed $4,000,000 with interest on the unpaid balance at one-year LIBOR plus 1.0% (2.13% at December 31, 2012).  As a result of the sale of Kings Plaza, we earned a $6,423,000 sales commission, which is net of a third party broker fee.

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises the cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property for an annual fee of the costs for such services plus 6%.  During the years ended December 31, 2012, 2011 and 2010, we recognized $2,934,000, $2,970,000 and $2,775,000 of income, respectively, under these agreements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities - continued

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)		Balance as of December 31,
Balance Sheet:		2012	2011
Assets		$1,482,000	$1,771,000
Liabilities		1,150,000	1,408,000
Noncontrolling interests		-	4,000
Stockholders' equity		332,000	359,000

	For the Year Ended December 31,
Income Statement:	2012	2011	2010
Total revenues	$191,000	$185,000	$174,000
Net income attributable to Alexander’s (1)	674,000	79,000	66,000

(1)	2012 includes a $600,000 net gain on sale of real estate.

Lexington Realty Trust (“Lexington”) (NYSE: LXP)

As of December 31, 2012, we own 18,468,969 Lexington common shares, or approximately 10.5% of Lexington’s common equity.  We account for our investment in Lexington on the equity method because we believe we have the ability to exercise significant influence over Lexington’s operating and financial policies, based on, among other factors, our representation on Lexington’s Board of Trustees and the level of our ownership in Lexington as compared to other shareholders.  We record our pro rata share of Lexington’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to the time that Lexington files its financial statements.

Based on Lexington’s December 31, 2012 closing share price of $10.45, the market value (“fair value” pursuant to ASC 820) of our investment in Lexington was $193,001,000, or $117,459,000 in excess of the December 31, 2012 carrying amount on our consolidated balance sheet.  As of December 31, 2012, the carrying amount of our investment in Lexington was less than our share of the equity in the net assets of Lexington by approximately $31,427,000.  This basis difference resulted primarily from $107,882,000 of non-cash impairment charges recognized during 2008, partially offset by purchase accounting for our acquisition of an additional 8,000,000 common shares of Lexington in October 2008, of which the majority relates to our estimate of the fair values of Lexington’s real estate (land and buildings) as compared to the carrying amounts in Lexington’s consolidated financial statements.  The basis difference related to the buildings is being amortized over their estimated useful lives as an adjustment to our equity in net income or loss of Lexington.  This amortization is not material to our share of equity in Lexington’s net income or loss.  The basis difference attributable to the land will be recognized upon disposition of our investment.

Below is a summary of Lexington’s latest available financial information:

(Amounts in thousands)		Balance as of September 30,
Balance Sheet:		2012	2011
Assets		$3,386,000	$3,164,000
Liabilities		2,211,000	1,888,000
Noncontrolling interests		27,000	59,000
Shareholders’ equity		1,148,000	1,217,000

	For the Twelve Months Ended September 30,
Income Statement:	2012	2011	2010
Total revenues	$333,000	$315,000	$330,000
Net income (loss) attributable to Lexington	196,000	(81,000)	(90,000)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

LNR Property Corporation (“LNR”)

On January 24, 2013, LNR entered into a definitive agreement to be sold.  We own 26.2% of LNR and expect to receive net proceeds of $241,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2013.

As of December 31, 2012, we own a 26.2% equity interest in LNR.  We account for our investment in LNR under the equity method and record our 26.2% share of LNR’s net income or loss on a one-quarter lag basis because we file our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

LNR consolidates certain commercial mortgage-backed securities (“CMBS”) and Collateralized Debt Obligation (“CDO”) trusts for which it is the primary beneficiary.  The assets of these trusts (primarily commercial mortgage loans), which aggregate approximately $97 billion as of September 30, 2012, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including us.  Changes in the fair value of these assets each period are offset by changes in the fair value of the related liabilities through LNR’s consolidated income statement.  As of December 31, 2012, the carrying amount of our investment in LNR does not materially differ from our share of LNR’s equity.

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)		Balance as of September 30,
Balance Sheet:		2012	2011
Assets		$98,530,000	$128,536,000
Liabilities		97,643,000	127,809,000
Noncontrolling interests		8,000	55,000
LNR Property Corporation equity		879,000	672,000

	For the Twelve	For the Twelve	For the Period
	Months Ended	Months Ended	July 29, 2010 to
Income Statement:	September 30, 2012	September 30, 2011	September 30, 2010
Total revenue	$238,000	$208,000	$23,000
Net income attributable to LNR	266,000	224,000	8,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities - continued

Below is a schedule of our investments in partially owned entities as of December 31, 2012 and 2011.

	Percentage
(Amounts in thousands)	Ownership at	As of December 31,
Investments:	December 31, 2012	2012	2011
Toys	32.6%(1)	$478,041	$506,809

Alexander’s	32.4%	$171,013	$189,775

Lexington	10.5%(2)	75,542	57,402

LNR	26.2%	224,724	174,408

India real estate ventures	4.0%-36.5%	95,516	80,499

Partially owned office buildings:
280 Park Avenue	49.5%	197,516	184,516
Rosslyn Plaza	43.7%-50.4%	62,627	53,333
West 57th Street properties	50.0%	57,033	58,529
One Park Avenue	30.3%	50,509	47,568
666 Fifth Avenue Office Condominium	49.5%	35,527	23,655
330 Madison Avenue	25.0%	30,277	20,353
Warner Building	55.0%	8,775	2,715
Fairfax Square	20.0%	5,368	6,343
1101 17th Street	55.0%	-	20,407
Other partially owned office buildings	Various	9,315	11,547

Other investments:
Downtown Crossing, Boston	50.0%	48,122	46,691
Monmouth Mall	50.0%	7,205	7,536
Verde Realty Operating Partnership(3)	n/a	-	59,801
Independence Plaza Partnership(4)	n/a	-	48,511
Other investments(5)	Various	147,187	140,061
		$1,226,256	$1,233,650

___________________________________
(1)	32.7% at December 31, 2011.

(2)	12.0% at December 31, 2011.

(3)

In 2012, we converted our 2,015,151 units in Verde Realty Operating Partnership into 2,015,151 common shares of Verde Realty ("Verde"), which we sold for $13.85 per share, or $27,910 in the aggregate. Accordingly, we recognized a $4,936 impairment loss in the third quarter, based on the difference between the carrying amount of the investment and the cash received. We have reclassified the $25,000 of convertible senior debentures that we continue to own to "other assets" on our consolidated balance sheets.

(4)

On December 21, 2012, we acquired a 58.75% interest in Independence Plaza and began to consolidate the accounts of the property into our consolidated financial statements from the date of acquisition (see page 142 for details).

(5)	Includes interests in 85 10th Avenue, Farley Project, Suffolk Downs, Dune Capital L.P., Fashion Centre Mall and others.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

Below is a schedule of income from partially owned entities for the years ended December 31, 2012, 2011 and 2010.

	Percentage
(Amounts in thousands)	Ownership at	For the Year Ended December 31,
Our Share of Net Income (Loss):	December 31, 2012	2012	2011	2010
Toys:	32.6%
Equity in net income before income taxes		$28,638	$38,460	$16,401
Income tax benefit		16,629	1,132	45,418
Equity in net income		45,267	39,592	61,819
Non-cash impairment loss (see page 146 for details)		(40,000)	-	-
Management fees		9,592	8,948	9,805
		$14,859	$48,540	$71,624

Alexander's:	32.4%
Equity in net income		$24,709	$25,013	$20,059
Management, leasing and development fees (1)		13,748	7,417	7,556
Gain on sale of real estate		179,934	-	-
		218,391	32,430	27,615

Lexington:	10.5%
Equity in net (loss)		(23)	(1,409)	(2,692)
Net gain resulting from Lexington's stock issuance and asset acquisition		28,763	9,760	13,710
		28,740	8,351	11,018

LNR (acquired in July 2010):	26.2%
Equity in net income		66,270	31,409	1,973
Income tax benefit, assets sales and tax settlement gains		-	27,377	-
		66,270	58,786	1,973

India real estate ventures	4.0%-36.5%
Equity in net (loss)		(5,008)	(1,087)	2,581
Impairment loss		-	(13,794)	-
		(5,008)	(14,881)	2,581

Partially owned office buildings:
Warner Building:	55.0%
Equity in net (loss)		(10,186)	(9,853)	(344)
Straight-line reserves and write-off of tenant improvements		-	(9,022)	-
		(10,186)	(18,875)	(344)
280 Park Avenue (acquired in May 2011)	49.5%	(11,510)	(18,079)	-
666 Fifth Avenue Office Condominium (acquired in December 2011)	49.5%	7,009	198	-
330 Madison Avenue	25.0%	3,609	2,126	2,059
1101 17th Street	55.0%	2,576	2,740	416
One Park Avenue (acquired in March 2011)	30.3%	1,123	(1,142)	-
West 57th Street properties	50.0%	1,014	876	(10,990)
Rosslyn Plaza	43.7%-50.4%	822	2,193	(2,419)
Fairfax Square	20.0%	(132)	(42)	(28)
Other partially owned office buildings	Various	1,905	7,735	2,405
		(3,770)	(22,270)	(8,901)

Other investments:
Independence Plaza Partnership (acquired in June 2011) (2)	n/a	111,865	2,457	-
Verde Realty Operating Partnership (3)	n/a	(5,703)	1,661	(537)
Monmouth Mall	50.0%	1,429	2,556	1,952
Downtown Crossing, Boston	50.0%	(1,309)	(1,461)	(1,155)
Other investments (4)	Various	(2,638)	2,443	(13,677)
		103,644	7,656	(13,417)

		$408,267	$70,072	$20,869
___________________________________
(1)	2012 includes $6,423 of commissions in connection with the sale of real estate.
(2)

2012 includes $105,366 of income comprised of (i) $60,396 from the accelerated amortization of discount on investment in subordinated debt of the property and (ii) a $44,970 purchase price fair value adjustment from the exercise of a warrant to acquire 25% of the equity interest in the property (see page 142 for details).

(3)	2012 includes a $4,936 impairment loss (see note 3 on page 150).
(4)	2011 includes a $12,525 net gain from Suffolk Downs' sale of a partial interest.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities - continued

	Below is a summary of the debt of our partially owned entities as of December 31, 2012 and 2011, none of which is recourse to us.

	Percentage		Interest	100% of
	Ownership at		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	December 31,		December 31,	December 31,	December 31,
	2012	Maturity	2012	2012	2011
Toys:	32.6%(1)
Notes, loans and mortgages payable		2013-2021	7.34%	$5,683,733	$6,047,521

Alexander's:	32.4%
Mortgages payable		2013-2018	3.87%	$1,065,916	$1,330,932

Lexington:	10.5%(2)
Mortgages payable		2015-2037	5.29%	$1,994,179	$1,712,750

LNR:	26.2%
Mortgages payable		2013-2031	4.62%	$309,787	$353,504
Liabilities of consolidated CMBS and CDO trusts		n/a	5.40%	97,211,734	127,348,336
				$97,521,521	$127,701,840

Partially owned office buildings:
666 Fifth Avenue Office Condominium mortgage	49.5%	02/19	6.76%	$1,109,700	$1,035,884
payable
280 Park Avenue mortgage payable	49.5%	06/16	6.65%	738,228	737,678
Warner Building mortgage payable	55.0%	05/16	6.26%	292,700	292,700
One Park Avenue mortgage payable	30.3%	03/16	5.00%	250,000	250,000
330 Madison Avenue mortgage payable	25.0%	06/15	1.71%	150,000	150,000
Fairfax Square mortgage payable	20.0%	12/14	7.00%	70,127	70,974
1101 17th Street mortgage payable	55.0%	01/18	1.46%	31,000	-
West 57th Street properties mortgages payable	50.0%	02/14	4.94%	20,434	21,864
Rosslyn Plaza mortgage payable	43.7%-50.4%	01/12	n/a	-	56,680
Other	Various	Various	6.37%	69,704	70,230
				$2,731,893	$2,686,010

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2013-2022	13.22%	$236,579	$226,534

Other:
Monmouth Mall mortgage payable	50.0%	09/15	5.44%	$159,896	$162,153
Verde Realty Operating Partnership mortgages
payable	n/a	n/a	n/a	-	340,378
Other(3)	Various	Various	5.02%	990,647	992,872
				$1,150,543	$1,495,403

(1)	32.7% at December 31, 2011.

(2)	12.0% at December 31, 2011.

(3)	Includes interests in Suffolk Downs, Fashion Centre Mall and others.

         Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities, was $29,443,128,000 and $37,531,298,000 as of December 31, 2012 and 2011, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $3,998,929,000 and $4,199,145,000 at December 31, 2012 and 2011, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Mortgage and Mezzanine Loans Receivable

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

As of December 31, 2012 and 2011, the carrying amount of mortgage and mezzanine loans receivable was $225,359,000 and $133,948,000, respectively.  These loans have a weighted average interest rate of 10.28% and maturities ranging from August 2014 to May 2016.

8.    Discontinued Operations

2012 Activity:

Merchandise Mart

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000 in cash, which resulted in a net gain of $54,911,000.

On June 22, 2012, we completed the sale of L.A. Mart, a 784,000 square foot showroom building in Los Angeles, California, for $53,000,000, of which $18,000,000 was cash and $35,000,000 was nine-month seller financing at 6.0%, which was paid on December 28, 2012.

On July 26, 2012, we completed the sale of the Washington Design Center, a 393,000 square foot showroom building in Washington, DC and the Canadian Trade Shows, for an aggregate of $103,000,000 in cash.  The sale of the Canadian Trade Shows resulted in an after-tax net gain of $19,657,000.

On December 31, 2012, we completed the sale of the Boston Design Center, a 554,000 square foot showroom building in Boston, Massachusetts, for $72,400,000 in cash, which resulted in a net gain of $5,252,000.

Washington, DC

On July 26, 2012, we completed the sale of 409 Third Street S.W., a 409,000 square foot office building in Washington, DC, for $200,000,000 in cash, which resulted in a net gain of $126,621,000.  This building is contiguous to the Washington Design Center and was sold to the same purchaser.

On November 7, 2012, we completed the sale of three office buildings (“Reston Executive”) located in suburban Fairfax County, Virginia, containing 494,000 square feet for $126,250,000, which resulted in a net gain of $36,746,000.

Retail Properties

On February 13, 2013, we entered into an agreement to sell the Plant, a power strip shopping center in San Jose, California, for $203,000,000.  The sale will result in net proceeds of approximately $93,000,000 after repaying the existing loan and closing costs, and a financial statement gain of approximately $33,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed by the second quarter of 2013.

On January 24, 2013, we completed the sale of the Green Acres Mall located in Valley Stream, New York, for $500,000,000, which resulted in net proceeds of $185,000,000, after repaying the existing loan and closing costs.  The financial statement gain of  $205,000,000 will be recognized in the first quarter of 2013 and the tax gain of $304,000,000 has been deferred as part of a like-kind exchange.

In 2012, we sold 12 non-core retail properties in separate transactions, for an aggregate of $157,000,000 in cash, which resulted in a net gain aggregating $22,266,000.  In addition, we have entered into an agreement to sell a building on Market Street, Philadelphia, which is part of the Gallery at Market East for $60,000,000, which will result in a net gain of approximately $35,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the first quarter of 2013.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Discontinued Operations- continued

2011 Activity:

During 2011, we completed the disposition of the High Point Complex in North Carolina, which resulted in an $83,907,000 net gain on extinguishment of debt and sold three non-core retail properties and two office buildings in Washington, DC for an aggregate of $168,000,000 in cash, which resulted in a net gain aggregating $51,623,000.

2010 Activity:

During 2010, we completed the disposition of the Cannery, a retail property in California, and sold the fee interest in land located in Arlington County, Virginia, known as Pentagon Row, to the tenants for an aggregate of $14,992,000 in cash.

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, we have reclassified the revenues and expenses of all the properties discussed above, as well as certain other properties that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The net gains resulting from the sale of the properties below are included in “income from discontinued operations” on our consolidated statements of income.

The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2012 and 2011, and their combined results of operations for the years ended December 31, 2012, 2011 and 2010.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	December 31,		December 31,
	2012	2011	2012	2011
Retail	$340,977	$474,402	$315,448	$339,724
Washington, DC	-	152,568	-	93,000
Merchandise Mart	7,759	385,381	-	74,236
Other	25,740	37,292	-	-
Total	$374,476	$1,049,643	$315,448	$506,960

(Amounts in thousands)		For the Year Ended December 31,
		2012	2011	2010
Total revenues		$147,404	$230,314	$267,008
Total expenses		102,479	175,930	227,626
		44,925	54,384	39,382
Net gains on sale of real estate		245,799	51,623	2,506
Gain on sale of Canadian Trade Shows, net of $11,448 of
income taxes		19,657	-	-
Impairment losses and litigation loss accrual		(24,439)	(28,799)	(35,056)
Net gain on extinguishment of High Point debt		-	83,907	-
Income from discontinued operations		$285,942	$161,115	$6,832

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of December 31, 2012 and 2011.

	Balance as of
	December 31,	December 31,
(Amounts in thousands)	2012	2011
Identified intangible assets:
Gross amount	$726,981	$631,162
Accumulated amortization	(356,379)	(343,318)
Net	$370,602	$287,844
Identified intangible liabilities (included in deferred revenue):
Gross amount	$805,811	$838,103
Accumulated amortization	(342,379)	(371,360)
Net	$463,432	$466,743

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $54,193,000, $62,105,000 and $65,373,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$45,098
2014	39,304
2015	36,533
2016	34,088
2017	28,610

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $51,244,000, $54,126,000 and $56,949,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$47,959
2014	29,785
2015	24,812
2016	22,300
2017	19,735

We are a tenant under ground leases at certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $1,712,000, $1,377,000 and $2,157,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2013 is as follows:

(Amounts in thousands)
2013	$2,933
2014	2,918
2015	2,918
2016	2,918
2017	2,918

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		December 31,	December 31,	December 31,
Mortgages payable:	Maturity (1)	2012	2012	2011
Fixed rate:
New York:
1290 Avenue of the Americas (70% owned)(2)	11/22	3.34%	$950,000	$413,111
Two Penn Plaza	03/18	5.13%	425,000	425,000
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
350 Park Avenue(3)	01/17	3.75%	300,000	430,000
909 Third Avenue	04/15	5.64%	199,198	203,217
828-850 Madison Avenue Condominium - retail	06/18	5.29%	80,000	80,000
510 5th Avenue - retail	01/16	5.60%	31,253	31,732

Washington, DC:
Skyline Properties(4)	02/17	5.74%	704,957	678,000
River House Apartments	04/15	5.43%	195,546	195,546
2101 L Street(5)	08/24	3.97%	150,000	-
2121 Crystal Drive	03/23	5.51%	150,000	150,000
Bowen Building	06/16	6.14%	115,022	115,022
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	105,724	108,423
West End 25	06/21	4.88%	101,671	101,671
Universal Buildings	04/14	6.50%	93,226	98,239
2011 Crystal Drive	08/17	7.30%	79,624	80,486
1550 and 1750 Crystal Drive	11/14	7.08%	74,053	76,624
220 20th Street	02/18	4.61%	73,939	75,037
2231 Crystal Drive	08/13	7.08%	41,298	43,819
1225 Clark Street	08/13	7.08%	24,834	26,211
1235 Clark Street	n/a	n/a	-	51,309
1750 Pennsylvania Avenue	n/a	n/a	-	44,330

Retail Properties:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.23%	573,180	585,398
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	85,180	87,750
North Bergen (Tonnelle Avenue)	01/18	4.59%	75,000	75,000
Las Catalinas Mall	11/13	6.97%	54,101	55,912
Other	06/14-05/36	5.12%-7.30%	86,641	95,541

Merchandise Mart:
Merchandise Mart	12/16	5.57%	550,000	550,000

Other:
555 California Street (70% owned)	09/21	5.10%	600,000	600,000
Borgata Land	02/21	5.14%	60,000	60,000
Total fixed rate mortgages payable		5.07%	$6,771,001	$6,328,932
___________________
See notes on page 158.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	December 31,	December 31,	December 31,
Mortgages payable:	Maturity (1)	LIBOR	2012	2012	2011
Variable rate:
New York:
Independence Plaza (58.75% owned)	08/13	L+92	1.15%	$334,225	$-
Eleven Penn Plaza	01/19	L+235	2.56%	330,000	330,000
100 West 33rd Street - office and retail(6)	03/17	L+250	2.71%	325,000	232,000
4 Union Square South - retail(7)	11/19	L+215	2.36%	120,000	75,000
435 Seventh Avenue (8)	08/19	L+225	2.46%	98,000	51,353
866 UN Plaza	05/16	L+125	1.46%	44,978	44,978

Washington, DC:
River House Apartments	04/18	n/a (9)	1.63%	64,000	64,000
2200/2300 Clarendon Boulevard	01/15	L+75	0.96%	47,353	53,344
1730 M and 1150 17th Street	06/14	L+140	1.61%	43,581	43,581
2101 L Street (5)	n/a	n/a	n/a	-	150,000

Retail Properties:
Bergen Town Center	03/13	L+150	1.71%	282,312	283,590
San Jose Strip Center	03/13	L+400	4.25%	104,856	112,476
Cross-collateralized mortgages on 40 strip
shopping centers (10)	09/20	L+136 (10)	2.36%	60,000	60,000
Beverly Connection	n/a	n/a	n/a	-	100,000
Other	03/13	L+375	3.97%	19,126	19,876

Other:
220 Central Park South	10/13	L+275	2.96%	123,750	123,750
Total variable rate mortgages payable			2.22%	1,997,181	1,743,948
Total mortgages payable			4.42%	$8,768,182	$8,072,880

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,627	$499,462
Senior unsecured notes due 2039 (11)	10/39		7.88%	460,000	460,000
Senior unsecured notes due 2022	01/22		5.00%	398,381	398,199
Total senior unsecured notes			5.70%	$1,358,008	$1,357,661

Unsecured revolving credit facilities(12)
$1.25 billion unsecured revolving credit facility
($22,807 reserved for outstanding letters of credit)	06/16	L+135	1.53%	$20,000	$-
$1.25 billion unsecured revolving credit facility	11/16	L+125	1.43%	1,150,000	138,000
Total unsecured revolving credit facilities			1.43%	$1,170,000	$138,000

3.88% Exchangeable senior debentures(13)	n/a		n/a	$-	$497,898

2.85% Convertible senior debentures(13)	n/a		n/a	$-	$10,168
___________________________
See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Debt - continued

Notes to preceding tabular information (Amounts in thousands):

(1)	Represents the extended maturity for certain loans in which we have the unilateral right, ability and intent to extend.

(2)

On November 8, 2012, we completed a $950,000 refinancing of this property. The 10-year fixed rate interest-only loan bears interest at 3.34%. The partnership retained net proceeds of approximately $522,000, after repaying the existing loan and closing costs.

(3)

On January 9, 2012, we completed a $300,000 refinancing of this property. The five-year fixed rate loan bears interest at 3.75% and amortizes based on a 30-year schedule beginning in the third year. The proceeds of the new loan and $132,000 of existing cash were used to repay the existing loan and closing costs.

(4)

In the first quarter of 2012, we notified the lender that due to scheduled lease expirations resulting primarily from the effects of the Base Realignment and Closure statute, the Skyline properties had a 26% vacancy rate and rising (49.8% as of December 31, 2012) and, accordingly, cash flows are expected to decrease. As a result, our subsidiary that owns these properties does not have and is not expected to have for some time sufficient funds to pay all of its current obligations, including interest payments to the lender. Based on the projected vacancy and the significant amount of capital required to re-tenant these properties, at our request, the mortgage loan was transferred to the special servicer. In the second quarter of 2012, we entered into a forbearance agreement with the special servicer to apply cash flows of the property, before interest on the loan, towards the repayment of $4,000 of tenant improvements and leasing commissions we funded in connection with a new lease at these properties, which was repaid in the third quarter. The forbearance agreement was amended January 31, 2013, to extend its maturity through April 1, 2013 and provides for interest shortfalls to be deferred and added to the principal balance of the loan and not give rise to a loan default. As of December 31, 2012, the deferred interest amounted to $26,957. We continue to negotiate with the special servicer to restructure the terms of the loan.

(5)	On July 26, 2012, we completed a $150,000 refinancing of this property. The 12-year fixed rate loan bears interest at 3.97% and amortizes based on a 30-year schedule beginning in the third year.

(6)

On March 5, 2012, we completed a $325,000 refinancing of this property. The three-year loan bears interest at LIBOR plus 2.50% and has two one-year extension options. We retained net proceeds of approximately $87,000, after repaying the existing loan and closing costs.

(7)

On November 16, 2012, we completed a $120,000 refinancing of this property. The seven-year loan bears interest at LIBOR plus 2.15% and amortizes based on a 30-year schedule beginning in the third year. We retained net proceeds of approximately $42,000, after repaying the existing loan and closing costs.

(8)

On August 17, 2012, we completed a $98,000 refinancing of this property. The seven-year loan bears interest at LIBOR plus 2.25%. We retained net proceeds of approximately $44,000, after repaying the existing loan and closing costs.

(9)	Interest at the Freddie Mac Reference Note Rate plus 1.53%.

(10)	LIBOR floor of 1.00%.

(11)	May be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.

(12)	Our unsecured revolving credit facilities that mature in June 2016 and November 2016 require us to pay facility fees (drawn or undrawn) of 0.30% and 0.25%, respectively.

(13)	In April 2012, we redeemed all of the outstanding exchangeable and convertible senior debentures at par, for an aggregate of $510,215 in cash.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Debt – continued

        The net carrying amount of properties collateralizing the mortgages payable amounted to $10.4 billion at December 31, 2012.  As of December 31, 2012, the principal repayments required for the next five years and thereafter are as follows:

		Senior Unsecured
		Debt and
(Amounts in thousands)		Revolving Credit
Year Ending December 31,	Mortgages Payable	Facilities
2013	$1,150,439	$-
2014	231,117	-
2015	584,802	500,000
2016	1,585,247	1,170,000
2017	1,347,018	-
Thereafter	3,874,900	860,000

We may refinance our maturing debt as it comes due or choose to repay it.

11.    Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets represent Operating Partnership units held by third parties and are comprised of Class A units and Series D-15 and D-16 cumulative redeemable preferred units.  Class A units may be tendered for redemption to the Operating Partnership for cash; we, at our option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis.  Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder.  Below are the details of Operating Partnership units held by third-parties that are included in “redeemable noncontrolling interests” as of December 31, 2012 and 2011.

(Amounts in thousands, except units and						Preferred or
per unit amounts)	Balance as of		Units Outstanding at		Per Unit	Annual
	December 31,		December 31,		Liquidation	Distribution
Unit Series	2012	2011	2012	2011	Preference	Rate
Common:
Class A	$898,152	$934,677	11,215,682	12,160,771	N/A	$2.76

Perpetual Preferred: (1)
6.875% D-15 Cumulative Redeemable	$45,000	$45,000	1,800,000	1,800,000	$25.00	$1.71875
5.00% D-16 Cumulative Redeemable	1,000	1,000	1	1	$1,000,000.00	$50,000.00
7.00% D-10 Cumulative Redeemable(2)	-	80,000	-	3,200,000	$25.00	$1.75
6.75% D-14 Cumulative Redeemable(2)	-	100,000	-	4,000,000	$25.00	$1.6875
	$46,000	$226,000	1,800,001	9,000,001

(1)

Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; we, at our option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at our option at any time.

(2)

On July 19, 2012, we redeemed all of the outstanding 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units with an aggregate face amount of $180,000 for $168,300 in cash, plus accrued and unpaid distributions through the date of redemption.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    Redeemable Noncontrolling Interests - continued

Redeemable noncontrolling interests on our consolidated balance sheets are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2010	$1,327,974
Net income	55,912
Distributions	(50,865)
Conversion of Class A units into common shares, at redemption value	(64,830)
Adjustment to carry redeemable Class A units at redemption value	(98,092)
Redemption of Series D-11 redeemable units	(28,000)
Other, net	18,578
Balance at December 31, 2011	1,160,677
Net income	45,263
Distributions	(54,315)
Conversion of Class A units into common shares, at redemption value	(89,762)
Adjustment to carry redeemable Class A units at redemption value	52,117
Redemption of Series D-10 and Series D-14 redeemable units	(168,300)
Other, net	(1,528)
Balance at December 31, 2012	$944,152

Redeemable noncontrolling interests exclude our Series G convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,011,000 and $54,865,000 as of December 31, 2012 and 2011, respectively.

12.    Shareholders’ Equity

Common Shares

As of December 31, 2012, there were 186,734,711 common shares outstanding.  During 2012, we paid an aggregate of $699,318,000 of common dividends comprised of quarterly common dividends of $0.69 per share, and a special long-term capital gain dividend of $1.00 per share.  On January 17, 2013, we increased our quarterly common dividend to $0.73 per share (a new indicated annual rate of $2.92 per share).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    Shareholders’ Equity – continued

Preferred Shares

On July 11, 2012, we sold 12,000,000 5.70% Series K Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  We retained aggregate net proceeds of $290,971,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 Series K Preferred Units (with economic terms that mirror those of the Series K Preferred Shares).  Dividends on the Series K Preferred Shares are cumulative and payable quarterly in arrears.  The Series K Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we may redeem the Series K Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption. The Series K Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

On August 16, 2012, we redeemed all of the outstanding 7.0% Series E Cumulative Redeemable Preferred Shares at par, for an aggregate of $75,000,000 in cash, plus accrued and unpaid dividends through the date of redemption.

The following table sets forth the details of our preferred shares of beneficial interest as of December 31, 2012 and 2011.

(Amounts in thousands, except share and
per share amounts)	Balance as of		Shares Outstanding at		Per Share	Annual
	December 31,		December 31,		Liquidation	Dividend
Preferred Shares	2012	2011	2012	2011	Preference	Rate(1)
Convertible Preferred:
6.5% Series A: authorized 83,977 shares(2)	$1,682	$1,787	34,609	36,709	$50.00	$3.25
Cumulative Redeemable:
6.75% Series F: authorized 6,000,000 shares(3)	144,720	144,720	6,000,000	6,000,000	$25.00	$1.6875
6.625% Series G: authorized 8,000,000 shares(4)	193,135	193,135	8,000,000	8,000,000	$25.00	$1.656
6.75% Series H: authorized 4,500,000 shares(3)	108,549	108,549	4,500,000	4,500,000	$25.00	$1.6875
6.625% Series I: authorized 10,800,000 shares(4)	262,379	262,379	10,800,000	10,800,000	$25.00	$1.656
6.875% Series J: authorized 9,850,000 shares(4)	238,842	238,842	9,850,000	9,850,000	$25.00	$1.71875
5.70% Series K: authorized 12,000,000 shares(4)	290,971	-	12,000,000	-	$25.00	$1.425
7.0% Series E: authorized 3,000,000 shares(4)	-	72,248	-	3,000,000	$25.00	$1.75
	$1,240,278	$1,021,660	51,184,609	42,186,709

(1)	Dividends on preferred shares are cumulative and are payable quarterly in arrears.

(2)

Redeemable at our option, under certain circumstances, at a redemption price plus accrued and unpaid dividends or, convertible at anytime at the option of the holder for 1.4334 common shares per Series A Preferred Share.

(3)	Redeemed on February 19, 2013 (See Note 25 - Subsequent Events).

(4)	Redeemable at our option at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.

Accumulated Other Comprehensive Income

Accumulated other comprehensive (loss) income was $(18,946,000) and $73,729,000 as of December 31, 2012 and 2011, respectively, and primarily consists of (i) accumulated unrealized gains from the mark-to-market of marketable securities classified as available-for-sale, (ii) our pro rata share of other comprehensive income of non-consolidated subsidiaries and (iii) changes in the value of our interest rate swap.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) derivative positions in marketable equity securities, (v) interest rate swaps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at December 31, 2012 and 2011, respectively.

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$398,188	$398,188	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	600,786	-	-	600,786
Deferred compensation plan assets (included in other assets)	105,200	42,569	-	62,631
J.C. Penney derivative position (included in other assets)(1)	11,165	-	11,165	-
Total assets	$1,115,339	$440,757	$11,165	$663,417

Mandatorily redeemable instruments (included in other liabilities)	$55,011	$55,011	$-	$-
Interest rate swap (included in other liabilities)	50,070	-	50,070	-
Total liabilities	$105,081	$55,011	$50,070	$-

(1)	Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$741,321	$741,321	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	346,650	-	-	346,650
Deferred compensation plan assets (included in other assets)	95,457	39,236	-	56,221
J.C. Penney derivative position (included in other assets)(1)	30,600	-	30,600	-
Total assets	$1,214,028	$780,557	$30,600	$402,871

Mandatorily redeemable instruments (included in other liabilities)	$54,865	$54,865	$-	$-
Interest rate swap (included in other liabilities)	41,114	-	41,114	-
Total liabilities	$95,979	$54,865	$41,114	$-

(1)	Represents the mark-to-market gain on the derivative position.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At December 31, 2012, our Real Estate Fund had nine investments with an aggregate fair value of $600,786,000, or $67,642,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.6 to 6.2 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at December 31, 2012.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.5% to 19.0%	14.7%
Terminal capitalization rates	5.3% to 6.3%	5.8%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the years ended December 31, 2012 and 2011.

	Real Estate Fund Investments
	For The Year Ended December 31,
(Amounts in thousands)	2012	2011
Beginning balance	$346,650	$144,423
Purchases	262,251	248,803
Sales/Returns	(63,762)	(48,355)
Realized gains	-	5,391
Unrealized gains	55,361	11,995
Other, net	286	(15,607)
Ending balance	$600,786	$346,650

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the years ended December 31, 2012 and 2011.

	Deferred Compensation Plan Assets
	For The Year Ended December 31,
(Amounts in thousands)	2012	2011
Beginning balance	$56,221	$47,850
Purchases	9,951	25,692
Sales	(8,367)	(18,801)
Realized and unrealized gains	4,703	1,232
Other, net	123	248
Ending balance	$62,631	$56,221

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of our investment in Toys "R" Us and real estate assets that have been written-down to estimated fair value during 2012 and 2011.  See Note 2 – Basis of Presentation and Significant Accounting Policies for details of impairment losses recognized during 2012 and 2011.  The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  Generally, we consider multiple valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment in Toys"R" Us	$478,041	$	$	$478,041
Real estate assets	189,529	-	-	189,529
Condominium units (included in other assets)	52,142	-	-	52,142
Total assets	$719,712	$-	$-	$719,712

	As of December 31, 2011
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$62,033	$-	$-	$62,033

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily U.S. Treasury Bills), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents is classified as Level 1 and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$543,000	$543,000	$-	$-
Mortgage and mezzanine loans receivable	225,359	221,446	133,948	128,581
	$768,359	$764,446	$133,948	$128,581
Debt:
Mortgages payable	$8,768,182	$8,795,000	$8,072,880	$8,188,000
Senior unsecured notes	1,358,008	1,468,000	1,357,661	1,426,000
Revolving credit facility debt	1,170,000	1,170,000	138,000	138,000
Exchangeable senior debentures	-	-	497,898	510,000
Convertible senior debentures	-	-	10,168	10,000
	$11,296,190	$11,433,000	$10,076,607	$10,272,000

14.  Variable Interest Entities

Consolidated Variable Interest Entities

As of December 31, 2012, we have variable interests in Independence Plaza (comprised of our equity interest and our preferred equity interest), which we acquired in December 2012 (see Note 3 – Acquisitions).  We are required to consolidate our interests in this entity because we are deemed to be the primary beneficiary and have the power to direct the activities of the entity that most significantly affect economic performance and the obligation to absorb losses and right to receive benefits that could potentially be significant to the entity.  The table below summarizes the assets and liabilities of the entity.  The liabilities are secured only by the assets of the entity, and are non-recourse to us.

	As of December 31,
(Amounts in thousands)	2012	2011
Total assets	$858,656	$-

Total liabilities	$344,820	$-

Unconsolidated Variable Interest Entities

As of December 31, 2012, we also have a variable interest in the Warner Building.  We are not required to consolidate our interest in this entity because we are not deemed to be the primary beneficiary and the nature of our involvement in the activities of the entity does not give us power over decisions that significantly affect the entity’s economic performance.  We account for our interest in the entity under the equity method of accounting (see Note 6 – Investments in Partially Owned Entities).  As of December 31, 2012 and 2011, the carrying amount of our investment in this entity was $8,775,000 and $2,715,000, respectively, and our maximum exposure to loss is limited to our investment in the entity.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation

Our Omnibus Share Plan (the “Plan”), which was approved in May 2010, provides the Compensation Committee of the Board (the “Committee”) the ability to grant incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan rewards to certain of our employees and officers.  Under the Plan, awards may be granted up to a maximum of 6,000,000 shares, if all awards granted are Full Value Awards, as defined, and up to 12,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined, plus shares in respect of awards forfeited after May 2010 that were issued pursuant to our 2002 Omnibus Share Plan.  Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities.  Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price.  This means, for example, if the Committee were to award only restricted shares, it could award up to 6,000,000 restricted shares.  On the other hand, if the Committee were to award only stock options, it could award options to purchase up to 12,000,000 shares (at the applicable exercise price).  The Committee may also issue any combination of awards under the Plan, with reductions in availability of future awards made in accordance with the above limitations.  As of December 31, 2012, we have approximately 5,136,000  shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.

On March 30, 2012, the Committee approved the 2012 formulaic annual incentive program for our senior executive management team.  Under the program, our senior executive management team, including our Chairman and our President and Chief Executive Officer, will have the ability to earn annual incentive payments (cash or equity) if and only if we achieve comparable funds from operations (“Comparable FFO”) of at least 80% or more of the prior year Comparable FFO.  Moreover, even if we achieve the stipulated Comparable FFO performance requirement, the Committee retains the right, consistent with best practices, to elect to make no payments under the program.  Comparable FFO excludes the impact of certain non-recurring items such as income or loss from discontinued operations, the sale or mark-to-market of marketable securities or derivatives and early extinguishment of debt, restructuring costs and non-cash impairment losses, among others, and thus the Committee believes provides a better metric than total FFO for assessing management’s performance for the year.  Aggregate incentive awards earned under the program are subject to a cap of 1.25% of Comparable FFO for the year, with individual award allocations determined by the Committee based on an assessment of individual and overall performance.

In the years ended December 31, 2012, 2011 and 2010, we recognized an aggregate of $30,588,000, $28,853,000 and $34,614,000, respectively, of stock-based compensation expense, which is included as a component of “general and administrative” expenses on our consolidated statements of income.  The details of the various components of our stock-based compensation are discussed below.

Out-Performance Plans (“OPP Units”)

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

In the years ended December 31, 2012, 2011 and 2010, we recognized $2,826,000, $740,000 and $5,062,000, respectively, of compensation expense related to OPP Units.  As of December 31, 2012, there was $9,435,000 of total unrecognized compensation cost related to OPP Units, which will be recognized over a weighted-average period of 2.2 years.  Distributions paid on unvested OPP Units are charged to “net income attributable to noncontrolling interests in the Operating Partnership” on our consolidated statements of income and amounted to $8,000, $32,000 and $815,000 in 2012, 2011 and 2010, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to the average of the high and low market price of our common shares on the NYSE on the date of grant, generally vest over four years and expire 10 years from the date of grant.  Compensation expense related to stock option awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2012, 2011 and 2010, we recognized $8,638,000, $8,794,000 and $7,916,000, respectively, of compensation expense related to stock options that vested during each year.  As of December 31, 2012, there was $12,300,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

Below is a summary of our stock option activity for the year ended December 31, 2012.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2012	4,514,341	$60.96
Granted	47,720	82.86
Exercised	(1,120,193)	42.34
Cancelled or expired	(81,796)	74.39
Outstanding at December 31, 2012	3,360,072	$67.16	6.1	$56,414,000
Options vested and expected to vest at
December 31, 2012	3,353,953	$67.16	6.1	$56,313,000
Options exercisable at December 31, 2012	1,970,247	$68.02	5.4	$32,914,000

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2012, 2011 and 2010.

December 31,
	2012	2011	2010
Expected volatility	36.00%	35.00%	35.00%
Expected life	5.0 years	7.1 years	7.9 years
Risk free interest rate	1.05%	2.90%	3.60%
Expected dividend yield	4.30%	4.40%	4.90%

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $17.50, $21.42 and $16.96, respectively.  Cash received from option exercises for the years ended December 31, 2012, 2011 and 2010 was $9,546,000, $23,736,000 and $25,338,000, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $40,887,000, $39,348,000 and $60,923,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation - continued

Restricted Stock

Restricted stock awards are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant and generally vest over four years.  Compensation expense related to restricted stock awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2012, 2011 and 2010, we recognized $1,604,000, $1,814,000 and $1,432,000, respectively, of compensation expense related to restricted stock awards that vested during each year.  As of December 31, 2012, there was $2,823,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years.  Dividends paid on unvested restricted stock are charged directly to retained earnings and amounted to $200,000, $185,000 and $115,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Below is a summary of our restricted stock activity under the Plan for the year ended December 31, 2012.

		Weighted-Average
		Grant-Date
Unvested Shares	Shares	Fair Value
Unvested at January 1, 2012	61,228	$79.28
Granted	11,060	83.96
Vested	(22,297)	83.61
Cancelled or expired	(1,971)	72.97
Unvested at December 31, 2012	48,020	78.61

Restricted stock awards granted in 2012, 2011 and 2010 had a fair value of $929,000, $1,042,000 and $3,922,000, respectively.  The fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $1,864,000, $2,031,000 and $2,186,000, respectively.

Restricted Operating Partnership Units (“OP Units”)

OP Units are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined.  Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model.  In the years ended December 31, 2012, 2011 and 2010, we recognized $17,520,000, $17,505,000 and $20,204,000, respectively, of compensation expense related to OP Units that vested during each year.  As of December 31, 2012, there was $16,853,000 of total remaining unrecognized compensation cost related to unvested OP Units, which is expected to be recognized over a weighted-average period of 1.5 years.  Distributions paid on unvested OP Units are charged to “net income attributable to noncontrolling interests in the Operating Partnership” on our consolidated statements of income and amounted to $3,203,000, $2,567,000 and $2,285,000 in 2012, 2011 and 2010, respectively.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2012.

		Weighted-Average
		Grant-Date
Unvested Units	Units	Fair Value
Unvested at January 1, 2012	699,659	$65.29
Granted	209,663	78.52
Vested	(235,245)	63.82
Cancelled or expired	(33,407)	75.93
Unvested at December 31, 2012	640,670	69.61

OP Units granted in 2012, 2011 and 2010 had a fair value of $16,464,000, $18,727,000 and $31,437,000, respectively.  The fair value of OP Units that vested during the years ended December 31, 2012, 2011 and 2010 was $15,014,000, $10,260,000 and $14,087,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
BMS cleaning fees	$67,584	$61,754	$58,053
Signage revenue	20,892	19,823	18,618
Management and leasing fees	21,867	21,801	21,686
Lease termination fees	2,361	16,334	14,818
Other income	31,845	30,037	33,780
	$144,549	$149,749	$146,955

Management and leasing fees include management fees from Interstate Properties, a related party, of $794,000, $787,000, and $815,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “income from partially owned entities” (see Note 6 – Investments in Partially Owned Entities).

17.     Interest and Other Investment (Loss) Income, Net

          The following table sets forth the details of our interest and other investment (loss) income:

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
Non-cash impairment loss on J.C. Penney owned shares	$(224,937)	$-	$-
(Loss) income from the mark-to-market of J.C. Penney derivative position	(75,815)	12,984	130,153
Interest on mortgage and mezzanine loans	13,861	14,023	10,319
Dividends and interest on marketable securities	11,979	29,587	25,772
Mark-to-market of investments in our deferred compensation plan (1)	6,809	1,658	8,049
Mezzanine loans loss reversal and net gain on disposition	-	82,744	53,100
Other, net	7,158	7,788	7,874
	$(260,945)	$148,784	$235,267

__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

          The following table sets forth the details of our interest and debt expense.

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
Interest expense	$493,067	$507,387	$523,905
Amortization of deferred financing costs	24,095	19,985	16,329
Capitalized interest	(16,801)	(1,197)	(864)
	$500,361	$526,175	$539,370

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options and restricted stock and exchangeable senior debentures in 2011 and 2010.

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$347,392	$511,478	$641,520
Income from discontinued operations, net of income attributable to noncontrolling
interests	269,868	150,824	6,363
Net income attributable to Vornado	617,260	662,302	647,883
Preferred share dividends	(76,937)	(65,531)	(55,534)
Discount on preferred share and unit redemptions	8,948	5,000	4,382
Net income attributable to common shareholders	549,271	601,771	596,731
Earnings allocated to unvested participating securities	(202)	(221)	(120)
Numerator for basic income per share	549,069	601,550	596,611
Impact of assumed conversions:
Convertible preferred share dividends	113	124	160
Numerator for diluted income per share	$549,182	$601,674	$596,771

Denominator:
Denominator for basic income per share –
weighted average shares	185,810	184,308	182,340
Effect of dilutive securities (1):
Employee stock options and restricted share awards	670	1,658	1,748
Convertible preferred shares	50	55	71
Denominator for diluted income per share –
weighted average shares and assumed conversions	186,530	186,021	184,159

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$1.50	$2.44	$3.24
Income from discontinued operations, net	1.45	0.82	0.03
Net income per common share	$2.95	$3.26	$3.27

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$1.49	$2.42	$3.21
Income from discontinued operations, net	1.45	0.81	0.03
Net income per common share	$2.94	$3.23	$3.24

(1)

The effect of dilutive securities in the years ended December 31, 2012, 2011 and 2010 excludes an aggregate of 14,400, 18,896 and 19,684 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases provide for pass-through to tenants the tenant’s share of real estate taxes, insurance and maintenance. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2012, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, are as follows:

(Amounts in thousands)
Year Ending December 31:
2013	$1,842,355
2014	1,738,439
2015	1,578,559
2016	1,400,020
2017	1,249,904
Thereafter	6,134,903

These amounts do not include percentage rentals based on tenants’ sales.  These percentage rents approximated $8,466,000, $7,995,000 and $7,339,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2012, 2011 and 2010.

Former Bradlees Locations

Pursuant to a Master Agreement and Guaranty, dated May 1, 1992, we were due $5,000,000 of annual rent from Stop & Shop which was allocated to certain Bradlees former locations.  On December 31, 2002, prior to the expiration of the leases to which the additional rent was allocated, we reallocated this rent to other former Bradlees leases also guaranteed by Stop & Shop.  Stop & Shop contested our right to reallocate the rent.  On November 7, 2011, the Court determined that we had a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent.  At December 31, 2012, we had a $47,900,000 receivable from Stop and Shop, which is included as a component of “tenant and other receivables” on our consolidated balance sheet.  On February 6, 2013, we received $124,000,000 pursuant to a settlement agreement with Stop & Shop (see Note 22 – Commitments and Contingencies – Litigation).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Leases - continued

As lessee:

We are a tenant under operating leases for certain properties.  These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2012 are as follows:

(Amounts in thousands)
Year Ending December 31:
2013	$41,524
2014	42,321
2015	41,074
2016	37,054
2017	37,968
Thereafter	1,229,169

Rent expense was $43,528,000, $35,436,000 and $34,611,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

We are also a lessee under a capital lease under which we will redevelop the retail and signage components of the Marriot Marquis Times Square Hotel.  The lease has put/call options, which if exercised would lead to our ownership.  Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property.  Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease.  Depreciation expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income.  As of December 31, 2012, future minimum lease payments under this capital lease are as follows:

(Amounts in thousands)
Year Ending December 31:
2013	$12,500
2014	12,500
2015	12,500
2016	12,500
2017	12,500
Thereafter	359,792
Total minimum obligations	422,292
Interest portion	(182,292)
Present value of net minimum payments	$240,000

At December 31, 2012, the carrying amount of the property leased under the capital lease was $249,285,000, which is included as a component of “development costs and construction in progress” on our consolidated balance sheet and present value of net minimum payments of $240,000,000 is included in “other liabilities” on our consolidated balance sheet.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  Multiemployer Benefit Plans

Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2012, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2012, 2011 and 2010, our subsidiaries contributed $10,683,000, $10,168,000 and $9,629,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2012, 2011 and 2010.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2012, 2011 and 2010, our subsidiaries contributed $26,759,000, $23,847,000 and $21,664,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

22.  Commitments and Contingencies

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Commitments and Contingencies – continued

Other Commitments and Contingencies

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2012, the aggregate dollar amount of these guarantees and master leases is approximately $310,249,000.

At December 31, 2012, $22,807,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of December 31, 2012, our subsidiaries have funded $1,100,000 of the commitment.

As of December 31, 2012, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $163,130,000.

Litigation

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters, including the matter referred to below, is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In 2003, Stop & Shop filed an action against us in the New York Supreme Court, claiming that we had no right to reallocate and therefore continue to collect $5,000,000 ($6,000,000 beginning February 1, 2012) of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty, because of the expiration of the leases to which the annual rent was previously allocated. Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze our right to reallocate and effectively terminated our right to collect the annual rent from Stop & Shop.  We asserted a counterclaim seeking a judgment for all of the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop will continue to be liable for the annual rent as long as any of the leases subject to the Master Agreement and Guaranty remain in effect.  A trial was held in November 2010.  On November 7, 2011, the Court determined that we had a continuing right to allocate the annual rent to unexpired leases covered by the Master Agreement and Guaranty, and directed entry of a judgment in our favor ordering Stop & Shop to pay us the unpaid annual rent accrued through February 28, 2011 in the amount of $37,422,000, a portion of the annual rent due from March 1, 2011 through the date of judgment, interest, and attorneys’ fees.  On December 16, 2011, a money judgment based on the Court’s decision was entered in our favor in the amount of $56,597,000 (including interest and costs).  Stop & Shop appealed the Court’s decision and the judgment and posted a bond to secure payment of the judgment. On January 12, 2012, we commenced a new action against Stop & Shop seeking recovery of $2,500,000 of annual rent not included in the money judgment, plus additional annual rent as it accrues.  At December 31, 2012, we had a $47,900,000 receivable from Stop & Shop, which is included as a component of “tenant and other receivables” on our consolidated balance sheet.  On February 6, 2013, we received $124,000,000 pursuant to a settlement agreement with Stop & Shop.  The settlement terminates our right to receive $6,000,000 of additional annual rent under the 1992 agreement, for a period potentially through 2031.  As a result of this settlement, we collected the aforementioned $47,900,000 receivable and will recognize approximately $59,000,000 of net income in the first quarter of 2013.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.  Related Party Transactions

Alexander’s

We own 32.4% of Alexander’s. Steven Roth, the Chairman of our Board, and Michael D. Fascitelli, our President and Chief Executive Officer, are officers and directors of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 6 - Investments in Partially Owned Entities.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2012, Interstate and its partners beneficially owned an aggregate of approximately 6.5% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us. We earned $794,000, $787,000, and $815,000 of management fees under the agreement for the years ended December 31, 2012, 2011 and 2010.

Other

On March 8, 2012, Mr. Roth repaid his $13,122,500 outstanding loan from the Company.

24.  Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2012 and 2011:

			Net Income
			Attributable	Net Income Per
			to Common	Common Share (2)
(Amounts in thousands, except per share amounts)		Revenues	Shareholders (1)	Basic	Diluted
2012
	December 31	$697,654	$62,633	$0.34	$0.33
	September 30	710,538	232,393	1.25	1.24
	June 30	683,985	20,510	0.11	0.11
	March 31	674,280	233,735	1.26	1.25

2011
	December 31	$689,959	$69,508	$0.38	$0.37
	September 30	689,190	41,135	0.22	0.22
	June 30	679,084	91,913	0.50	0.49
	March 31	674,603	399,215	2.17	2.12
_______________________________

(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses, mark-to-market of derivative instruments, net gains on sale of real estate and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.  Subsequent Events

On February 19, 2013, we redeemed all of the outstanding 6.75% Series F Cumulative Redeemable Preferred Shares and 6.75% Series H Cumulative Redeemable Preferred Shares at par, for an aggregate of $262,500,000 in cash, plus accrued and unpaid dividends through the date of redemption.

On January 25, 2013, we sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  We retained aggregate net proceeds of $290,853,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).  Dividends on the Series L Preferred Shares are cumulative and payable quarterly in arrears.  The Series L Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we may redeem the Series L Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption. The Series L Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26.    Segment Information

Effective January 1, 2012, as a result of certain organizational and operational changes, we redefined the New York business segment to encompass all of our Manhattan assets by including the 1.0 million square feet in 21 freestanding Manhattan street retail assets (formerly in our Retail segment), and the Hotel Pennsylvania and our interest in Alexander’s, Inc. (formerly in our Other segment).  Accordingly, we have reclassified the prior period segment financial results to conform to the current year presentation.  See note (4) on page 180 for the elements of the New York segment’s EBITDA.

(Amounts in thousands)	For the Year Ended December 31, 2012
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,962,545	$1,004,078		$467,972	$276,190		$125,018	$-	$89,287
Straight-line rent adjustments	68,844	52,117		5,727	9,379		763	-	858
Amortization of acquired below-
market leases, net	54,193	31,552		2,043	14,902		-	-	5,696
Total rentals	2,085,582	1,087,747		475,742	300,471		125,781	-	95,841
Tenant expense reimbursements	301,092	160,133		40,742	88,545		4,343	-	7,329
Cleveland Medical Mart development
project	235,234	-		-	-		235,234	-	-
Fee and other income:
BMS cleaning fees	67,584	94,965		-	-		-	-	(27,381)
Signage revenue	20,892	20,892		-	-		-	-	-
Management and leasing fees	21,867	5,639		12,775	3,131		231	-	91
Lease termination fees	2,361	1,136		643	74		508	-	-
Other income	31,845	4,472		24,126	1,778		1,574	-	(105)
Total revenues	2,766,457	1,374,984		554,028	393,999		367,671	-	75,775
Operating expenses	1,021,719	602,883		194,523	141,732		65,337	-	17,244
Depreciation and amortization	517,811	226,653		138,296	76,835		33,778	-	42,249
General and administrative	201,894	30,053		27,237	23,654		18,899	-	102,051
Cleveland Medical Mart development
project	226,619	-		-	-		226,619	-	-
Impairment losses, acquisition related
costs and tenant buy-outs	120,786	-		-	103,400		-	-	17,386
Total expenses	2,088,829	859,589		360,056	345,621		344,633	-	178,930
Operating income (loss)	677,628	515,395		193,972	48,378		23,038	-	(103,155)
Income applicable to Toys	14,859	-		-	-		-	14,859	-
Income (loss) from partially owned
entities	408,267	207,773		(5,612)	1,458		729	-	203,919
Income from Real Estate Fund	63,936	-		-	-		-	-	63,936
Interest and other investment
(loss) income, net	(260,945)	4,230		126	27		-	-	(265,328)
Interest and debt expense	(500,361)	(147,132)		(115,574)	(62,923)		(31,393)	-	(143,339)
Net gain on disposition of wholly
owned and partially owned assets	13,347	-		-	8,491		-	-	4,856
Income (loss) before income taxes	416,731	580,266		72,912	(4,569)		(7,626)	14,859	(239,111)
Income tax expense	(8,132)	(3,491)		(1,650)	-		(502)	-	(2,489)
Income (loss) from continuing
operations	408,599	576,775		71,262	(4,569)		(8,128)	14,859	(241,600)
Income (loss) from discontinued
operations	285,942	(641)		167,766	42,926		75,144	-	747
Net income (loss)	694,541	576,134		239,028	38,357		67,016	14,859	(240,853)
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(32,018)	(2,138)		-	1,812		-	-	(31,692)
Operating Partnership	(35,327)	-		-	-		-	-	(35,327)
Preferred unit distributions
of the Operating Partnership	(9,936)	-		-	-		-	-	(9,936)
Net income (loss) attributable to
Vornado	617,260	573,996		239,028	40,169		67,016	14,859	(317,808)
Interest and debt expense(2)	760,523	187,855		133,625	73,828		35,423	147,880	181,912
Depreciation and amortization(2)	735,293	252,257		157,816	86,529		39,596	135,179	63,916
Income tax expense (benefit)(2)	7,026	3,751		1,943	-		12,503	(16,629)	5,458
EBITDA(1)	$2,120,102	$1,017,859	(3)	$532,412	$200,526	(4)	$154,538	$281,289	$(66,522)	(5)

Balance Sheet Data:
Real estate at cost	$18,495,359	$8,915,981		$4,171,879	$3,009,816		$772,372	$-	$1,625,311
Investments in partially owned entities	1,704,297	576,336		95,670	7,083		3,567	478,041	543,600
Total assets	21,965,975	9,116,364		4,196,694	3,589,633		1,246,975	478,041	3,338,268

See notes on page 180.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2011
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$2,012,292	$979,032		$531,510	$274,386		$136,404	$-	$90,960
Straight-line rent adjustments	39,858	34,446		(2,569)	6,723		(1,284)	-	2,542
Amortization of acquired below-
market leases, net	62,105	40,958		2,160	13,969		-	-	5,018
Total rentals	2,114,255	1,054,436		531,101	295,078		135,120	-	98,520
Tenant expense reimbursements	314,752	165,433		36,299	96,805		6,321	-	9,894
Cleveland Medical Mart development
project	154,080	-		-	-		154,080	-	-
Fee and other income:
BMS cleaning fees	61,754	90,033		-	-		-	-	(28,279)
Signage revenue	19,823	19,823		-	-		-	-	-
Management and leasing fees	21,801	5,095		12,361	3,990		342	-	13
Lease termination fees	16,334	11,839		3,794	467		234	-	-
Other income	30,037	6,457		19,762	1,862		2,218	-	(262)
Total revenues	2,732,836	1,353,116		603,317	398,202		298,315	-	79,886
Operating expenses	995,586	578,344		188,744	133,403		77,492	-	17,603
Depreciation and amortization	524,550	221,520		154,142	77,433		28,804	-	42,651
General and administrative	208,008	26,808		26,369	25,489		28,040	-	101,302
Cleveland Medical Mart development
project	145,824	-		-	-		145,824	-	-
Impairment losses, acquisition related
costs and tenant buy-outs	35,299	23,777		-	369		5,228	-	5,925
Total expenses	1,909,267	850,449		369,255	236,694		285,388	-	167,481
Operating income (loss)	823,569	502,667		234,062	161,508		12,927	-	(87,595)
Income applicable to Toys	48,540	-		-	-		-	48,540	-
Income (loss) from partially owned
entities	70,072	12,062		(6,381)	2,700		455	-	61,236
Income from Real Estate Fund	22,886	-		-	-		-	-	22,886
Interest and other investment
income (loss), net	148,784	4,245		199	(32)		1	-	144,371
Interest and debt expense	(526,175)	(152,386)		(115,456)	(70,952)		(31,208)	-	(156,173)
Net gain on disposition of wholly
owned and partially owned assets	15,134	-		-	4,278		-	-	10,856
Income (loss) before income taxes	602,810	366,588		112,424	97,502		(17,825)	48,540	(4,419)
Income tax expense	(23,925)	(2,084)		(2,690)	(34)		(1,572)	-	(17,545)
Income (loss) from continuing
operations	578,885	364,504		109,734	97,468		(19,397)	48,540	(21,964)
Income from discontinued
operations	161,115	563		52,390	31,815		72,971	-	3,376
Net income (loss)	740,000	365,067		162,124	129,283		53,574	48,540	(18,588)
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(21,786)	(10,042)		-	237		-	-	(11,981)
Operating Partnership	(41,059)	-		-	-		-	-	(41,059)
Preferred unit distributions
of the Operating Partnership	(14,853)	-		-	-		-	-	(14,853)
Net income (loss) attributable to
Vornado	662,302	355,025		162,124	129,520		53,574	48,540	(86,481)
Interest and debt expense(2)	797,920	181,740		134,270	82,608		40,916	157,135	201,251
Depreciation and amortization(2)	777,421	247,630		181,560	91,040		46,725	134,967	75,499
Income tax expense (benefit)(2)	4,812	2,170		3,123	34		2,237	(1,132)	(1,620)
EBITDA(1)	$2,242,455	$786,565	(3)	$481,077	$303,202	(4)	$143,452	$339,510	$188,649	(5)

Balance Sheet Data:
Real estate at cost	$16,703,757	$7,070,026		$4,176,894	$3,102,983		$746,498	$-	$1,607,356
Investments in partially owned entities	1,740,459	536,393		113,536	7,747		3,589	506,809	572,385
Total assets	20,446,487	7,130,240		4,150,140	3,748,303		1,226,084	506,809	3,684,911

See notes on page 180.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2010
					Retail		Merchandise
	Total	New York		Washington, DC	Properties		Mart	Toys	Other
Property rentals	$1,957,130	$944,322		$536,947	$256,654		$132,120	$-	$87,087
Straight-line rent adjustments	70,972	51,385		6,089	9,401		301	-	3,796
Amortization of acquired below-
market leases, net	65,373	44,879		2,453	12,384		-	-	5,657
Total rentals	2,093,475	1,040,586		545,489	278,439		132,421	-	96,540
Tenant expense reimbursements	317,777	159,369		49,792	93,032		5,274	-	10,310
Fee and other income:
BMS cleaning fees	58,053	84,945		-	-		-	-	(26,892)
Signage revenue	18,618	18,618		-	-		-	-	-
Management and leasing fees	21,686	4,427		15,934	1,820		156	-	(651)
Lease termination fees	14,818	7,470		1,148	4,441		459	-	1,300
Other income	33,780	6,051		20,594	927		3,068	-	3,140
Total revenues	2,558,207	1,321,466		632,957	378,659		141,378	-	83,747
Operating expenses	983,424	556,270		202,569	141,116		65,842	-	17,627
Depreciation and amortization	494,898	212,903		136,391	71,556		28,416	-	45,632
General and administrative	211,399	25,560		25,454	27,676		24,199	-	108,510
Impairment losses, acquisition related
costs and tenant buy-outs	109,458	1,605		-	70,895		-	-	36,958
Total expenses	1,799,179	796,338		364,414	311,243		118,457	-	208,727
Operating income (loss)	759,028	525,128		268,543	67,416		22,921	-	(124,980)
Income applicable to Toys	71,624	-		-	-		-	71,624	-
Income (loss) from partially owned
entities	20,869	13,317		(564)	8,220		(179)	-	75
(Loss) from Real Estate Fund	(303)	-		-	-		-	-	(303)
Interest and other investment
income, net	235,267	4,237		154	164		3	-	230,709
Interest and debt expense	(539,370)	(145,406)		(125,272)	(63,265)		(31,208)	-	(174,219)
Net gain (loss) on extinguishment
of debt	94,789	-		-	105,571		-	-	(10,782)
Net gain on disposition of wholly
owned and partially owned assets	81,432	-		54,742	-		765	-	25,925
Income (loss) before income taxes	723,336	397,276		197,603	118,106		(7,698)	71,624	(53,575)
Income tax (expense) benefit	(22,137)	(2,167)		(1,679)	(37)		29	-	(18,283)
Income (loss) from continuing
operations	701,199	395,109		195,924	118,069		(7,669)	71,624	(71,858)
Income (loss) from discontinued operations	6,832	168		4,143	19,061		(20,948)	-	4,408
Net income (loss)	708,031	395,277		200,067	137,130		(28,617)	71,624	(67,450)
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(4,920)	(9,559)		-	(778)		-	-	5,417
Operating Partnership	(44,033)	-		-	-		-	-	(44,033)
Preferred unit distributions
of the Operating Partnership	(11,195)	-		-	-		-	-	(11,195)
Net income (loss) attributable to
Vornado	647,883	385,718		200,067	136,352		(28,617)	71,624	(117,261)
Interest and debt expense(2)	828,082	158,249		136,174	79,545		61,379	177,272	215,463
Depreciation and amortization(2)	729,426	218,766		159,283	86,629		51,064	131,284	82,400
Income tax (benefit) expense(2)	(23,036)	1,311		2,027	37		232	(45,418)	18,775
EBITDA(1)	$2,182,355	$764,044	(3)	$497,551	$302,563	(4)	$84,058	$334,762	$199,377	(5)

Balance Sheet Data:
Real estate at cost	$16,454,967	$6,999,784		$4,040,491	$3,076,114		$741,188	$-	$1,597,390
Investments in partially owned entities	1,375,006	273,536		149,295	6,251		4,183	447,334	494,407
Total assets	20,517,471	6,611,632		3,872,209	3,591,244		1,435,714	447,334	4,559,338

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26. Segment Information - continued

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

(2)

Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2012	2011	2010
	Office	$568,518	$539,734	$510,187
	Retail	189,484	163,033	180,225
	Alexander's	231,402	53,663	49,869
	Hotel Pennsylvania	28,455	30,135	23,763
	Total New York	$1,017,859	$786,565	$764,044

(4)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2012	2011	2010
	Strip shopping centers	$172,708	$210,022	$180,323
	Regional malls	27,818	93,180	122,240
	Total Retail properties	$200,526	$303,202	$302,563

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26. Segment Information - continued

	Notes to preceding tabular information:

(5)	The elements of "other" EBITDA from continuing operations are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2012	2011	2010
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$4,926	$4,205	$503
	Net unrealized gains	13,840	2,999	-
	Net realized gains	-	1,348	-
	Carried interest	5,838	736	-
	Total	24,604	9,288	503
	LNR (acquired in July 2010)	79,520	47,614	6,116
	555 California Street	46,167	44,724	46,782
	Lexington	32,595	34,779	41,594
	Other investments	29,266	33,529	30,463
		212,152	169,934	125,458
	Corporate general and administrative expenses(a)	(90,567)	(85,922)	(90,343)
	Investment income and other, net(a)	35,397	52,405	65,499
	Fee income from Alexander's (including a $6,423 sales commission in 2012)	13,748	7,417	7,556
	Non-cash impairment loss on J.C. Penney owned shares	(224,937)	-	-
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(75,815)	12,984	130,153
	Purchase price fair value adjustment and accelerated amortization of
	discount on investment in subordinated debt of Independence Plaza	105,366	-	-
	Net gain resulting from Lexington's stock issuance and asset acquisition	28,763	9,760	13,710
	Acquisition related costs and impairment losses	(17,386)	(5,925)	(36,958)
	Verde Realty impairment loss	(4,936)	-	-
	Our share of impairment losses of partially owned entities	(4,318)	(13,794)	-
	Net gain on sale of residential condominiums	1,274	5,884	3,149
	Mezzanine loans loss reversal and net gain on disposition	-	82,744	53,100
	Net gain from Suffolk Downs' sale of a partial interest	-	12,525	-
	Real Estate Fund placement fees	-	(3,451)	(5,937)
	Net loss on extinguishment of debt	-	-	(10,782)
	Net income attributable to noncontrolling interests in the Operating Partnership	(35,327)	(41,059)	(44,033)
	Preferred unit distributions of the Operating Partnership	(9,936)	(14,853)	(11,195)
		$(66,522)	$188,649	$199,377

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

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

As of December 31, 2012, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2012 was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 183, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the internal control over financial reporting of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 26, 2013

ITEM 9B.     Other information

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2012, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with Vornado unless otherwise stated)

Steven Roth	71

Chairman of the Board; Chief Executive Officer from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael D. Fascitelli	56

Chief Executive Officer since May 2009; President and a Trustee since December 1996; President of Alexander’s Inc. since August 2000 and Director since December 1996; Partner at Goldman, Sachs & Co. in charge of its real estate practice from December 1992 to December 1996; and Vice President at Goldman, Sachs & Co., prior to December 1992.

Michael J. Franco	44

Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010; Managing Director (2003-2010) and Executive Director (2001-2003) of the Real Estate Investing Group of Morgan Stanley.

David R. Greenbaum	61	President of the New York Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Joseph Macnow	67

Executive Vice President - Finance and Administration since January 1998 and Chief Financial Officer since March 2001; Vice President and Chief Financial Officer of the Company from 1985 to January 1998; Executive Vice President and Chief Financial Officer of Alexander's Inc. since August 1995.

Mitchell N. Schear	54	President of Vornado/Charles E. Smith L.P. (our Washington, DC division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	52

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

                      Equity compensation plan information

The following table provides information as of December 31, 2012 regarding our equity compensation plans.

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights		warrants and rights	the second column)
Equity compensation plans approved
by security holders	4,625,981	(1)	$67.16	5,136,249	(2)
Equity compensation awards not
approved by security holders	-		-	-
Total	4,625,981		$67.16	5,136,249
___________________________
(1)

Includes an aggregate of 1,265,909 shares/units, comprised of (i) 48,020 restricted common shares, (ii) 832,425 restricted Operating Partnership units and (iii) 385,464 Out-Performance Plan units, which do not have an exercise price.

(2)	Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants would be 10,272,498.

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

Pages in this
Annual Report
on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2012, 2011 and 2010	188
III--Real Estate and Accumulated Depreciation as of December 31, 2012	189

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K.

Exhibit No.
10.45	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement
12	Computation of Ratios
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: February 26, 2013	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 26, 2013
(Steven Roth)

By:	/s/Michael D. Fascitelli	President and Chief Executive Officer	February 26, 2013
	(Michael D. Fascitelli)	(Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee	February 26, 2013
(Candace K. Beinecke)

By:	/s/Robert P. Kogod	Trustee	February 26, 2013
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	February 26, 2013
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	February 26, 2013
(David Mandelbaum)

By:	/s/Ronald G. Targan	Trustee	February 26, 2013
(Ronald G. Targan)

By:	/s/Daniel R. Tisch	Trustee	February 26, 2013
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee	February 26, 2013
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	February 26, 2013
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Executive Vice President — Finance and	February 26, 2013
	(Joseph Macnow)	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

VORNADO REALTY TRUST
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2012
(Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written-off	of Year

Year Ended December 31, 2012:
Allowance for doubtful accounts	$46,531	$9,697	$(15,389)	$40,839
Year Ended December 31, 2011:
Allowance for doubtful accounts	$140,780	$(56,995)	$(37,254)	$46,531
Year Ended December 31, 2010:
Allowance for doubtful accounts	$239,785	$(23,893)	$(75,112)	$140,780

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
New York
New York
Manhattan
1290 Avenue of the Americas	$950,000	$515,539	$923,653	$106,998	$515,539	$1,030,651	$1,546,190	$155,820	1963	2007	(4)
350 Park Avenue	300,000	265,889	363,381	29,732	265,889	393,113	659,002	59,956	1960	2006	(4)
666 Fifth Avenue (Retail Condo)	-	188,359	469,461	-	188,359	469,461	657,820	997	-	2012	(4)
One Penn Plaza	-	-	412,169	167,875	-	580,044	580,044	209,069	1972	1998	(4)
100 West 33rd Street (Manhattan Mall)	223,242	242,776	247,970	8,644	242,776	256,614	499,390	37,742	1911	2007	(4)
1540 Broadway	-	105,914	214,208	23,267	105,914	237,475	343,389	22,664	-	2006	(4)
Two Penn Plaza	425,000	53,615	164,903	79,375	52,689	245,204	297,893	109,603	1968	1997	(4)
Manhattan Mall	101,758	88,595	113,473	72,532	88,597	186,003	274,600	31,710	2009	2007	(4)
1535 Broadway (Marriott Marquis)	-	-	240,000	9,285	-	249,285	249,285	-	-	2012	(4)
770 Broadway	353,000	52,898	95,686	85,669	52,898	181,355	234,253	65,263	1907	1998	(4)
90 Park Avenue	-	8,000	175,890	37,203	8,000	213,093	221,093	84,188	1964	1997	(4)
888 Seventh Avenue	318,554	-	117,269	100,034	-	217,303	217,303	82,773	1980	1998	(4)
Eleven Penn Plaza	330,000	40,333	85,259	54,046	40,333	139,305	179,638	55,524	1923	1997	(4)
909 Third Avenue	199,198	-	120,723	56,945	-	177,668	177,668	55,447	1969	1999	(4)
640 Fifth Avenue	-	38,224	25,992	113,339	38,224	139,331	177,555	57,145	1950	1997	(4)
1740 Broadway	-	26,971	102,890	38,241	26,971	141,131	168,102	51,424	1950	1997	(4)
150 East 58th Street	-	39,303	80,216	29,327	39,303	109,543	148,846	41,540	1969	1998	(4)
595 Madison Avenue	-	62,731	62,888	18,772	62,731	81,660	144,391	26,006	1968	1999	(4)
828-850 Madison Avenue	80,000	107,937	28,261	10	107,937	28,271	136,208	5,418	-	2005	(4)
4 Union Square South	120,000	24,079	55,220	2,507	24,079	57,727	81,806	12,152	1965/2004	1993	(4)
866 United Nations Plaza	44,978	32,196	37,534	9,088	32,196	46,622	78,818	19,111	1966	1997	(4)
510 Fifth Avenue	31,253	34,602	18,728	17,631	34,602	36,359	70,961	1,764	-	2010	(4)
478-482 Broadway	-	20,000	13,375	27,766	20,000	41,141	61,141	4,395	2009	2007	(4)
20 Broad Street	-	-	28,760	27,419	-	56,179	56,179	17,293	1956	1998	(4)
40 Fulton Street	-	15,732	26,388	10,863	15,732	37,251	52,983	12,384	1987	1998	(4)
40 East 66th Street	-	13,616	34,635	121	13,616	34,756	48,372	6,067	-	2005	(4)
155 Spring Street	-	13,700	30,544	2,363	13,700	32,907	46,607	4,772	-	2007	(4)
689 Fifth Avenue	-	19,721	13,446	8,932	19,721	22,378	42,099	7,658	1925	1998	(4)
435 Seventh Avenue	98,000	19,893	19,091	37	19,893	19,128	39,021	4,995	2002	1997	(4)
692 Broadway	-	6,053	22,908	2,884	6,053	25,792	31,845	4,591		2005	(4)
715 Lexington Avenue	-	-	26,903	-	-	26,903	26,903	5,174	1923	2001	(4)
677-679 Madison Avenue	-	13,070	9,640	388	13,070	10,028	23,098	1,632		2006	(4)
484-486 Broadway	-	10,000	6,688	4,756	10,000	11,444	21,444	1,122	2009	2007	(4)
431 Seventh Avenue	-	16,700	2,751	-	16,700	2,751	19,451	395		2007	(4)
330 West 34th Street	-	-	8,599	7,067	-	15,666	15,666	5,165		1998	(4)
1135 Third Avenue	-	7,844	7,844	(2,295)	-	13,393	13,393	-		1997	(4)
1540 Broadway Garage	-	4,086	8,914	-	4,086	8,914	13,000	1,461		2006	(4)
148 Spring Street	-	3,200	8,112	284	3,200	8,396	11,596	946		2008	(4)
150 Spring Street	-	3,200	5,822	137	3,200	5,959	9,159	703		2008	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
334 Canal Street	$-	$1,693	$6,507	$545	$-	$8,745	$8,745	$-	-	2011	(4)
488 Eighth Avenue	-	10,650	1,767	(4,674)	6,859	884	7,743	112	-	2007	(4)
608 Fifth Avenue	-	-	-	5,513	-	5,513	5,513	-	1932	2012	(4)
484 Eighth Avenue	-	3,856	762	18	3,856	780	4,636	304	-	1997	(4)
825 Seventh Avenue	-	1,483	697	33	1,483	730	2,213	279	-	1997	(4)
Other (Primarily Signage)	-	-	5,548	75,473	36,096	44,925	81,021	6,611
Total New York	3,574,983	2,112,458	4,445,475	1,228,150	2,134,302	5,651,781	7,786,083	1,271,375

Residential
Independence Plaza	334,225	309,848	527,588	(10)	309,848	527,578	837,426	366	1974	2012	(4)

New Jersey
Paramus	-	-	-	24,254	1,033	23,221	24,254	14,991	1967	1987	(4)

Other Properties
Hotel Pennsylvania	-	29,904	121,712	75,865	29,904	197,577	227,481	74,266	1919	1997	(4)

Total New York	3,909,208	2,452,210	5,094,775	1,328,259	2,475,087	6,400,157	8,875,244	1,360,998

Washington, DC
Washington, DC
2011-2451 Crystal Drive	270,922	100,935	409,920	121,589	100,228	532,216	632,444	162,833	1984-1989	2002	(4)
2001 Jefferson Davis Highway,
2100/2200 Crystal Drive, 223 23rd
Street, 2221 South Clark Street, Crystal
City Shops at 2100, 220 20th Street	73,939	57,213	131,206	192,915	57,070	324,264	381,334	77,865	1964-1969	2002	(4)
1550-1750 Crystal Drive/
241-251 18th Street	117,390	64,817	218,330	66,934	64,652	285,429	350,081	81,804	1974-1980	2002	(4)
Riverhouse Apartments	259,546	118,421	125,078	60,515	138,696	165,318	304,014	24,203	-	2007	(4)
Skyline Place (6 buildings)	460,093	41,986	221,869	26,615	41,862	248,608	290,470	71,548	1973-1984	2002	(4)
1215, 1225 S. Clark Street/ 200, 201
12th Street S.	87,221	47,594	177,373	27,022	47,465	204,524	251,989	60,481	1983-1987	2002	(4)
1229-1231 25th Street (West End 25)	101,671	67,049	5,039	105,980	68,198	109,870	178,068	8,647	-	2007	(4)
2101 L Street	150,000	32,815	51,642	82,520	39,768	127,209	166,977	21,412	1975	2003	(4)
1800, 1851 and 1901 South Bell Street	-	37,551	118,806	(13,719)	37,551	105,087	142,638	28,021	1968	2002	(4)
2200 / 2300 Clarendon Blvd	47,353	-	105,475	31,720	-	137,195	137,195	43,164	1988-1989	2002	(4)
Bowen Building - 875 15th Street, NW	115,022	30,077	98,962	1,335	30,176	100,198	130,374	19,192	2004	2005	(4)
One Skyline Tower	140,056	12,266	75,343	34,625	12,231	110,003	122,234	30,706	1988	2002	(4)
1875 Connecticut Ave, NW	46,860	36,303	82,004	3,704	35,886	86,125	122,011	15,617	1963	2007	(4)
1399 New York Avenue, NW	-	33,481	67,363	2,439	34,178	69,105	103,283	2,432	-	2011	(4)
H Street - North 10-1D Land Parcel	-	104,473	55	(10,212)	87,666	6,650	94,316	-	-	2007	(4)
1825 Connecticut Ave, NW	46,366	33,090	61,316	(5,311)	32,726	56,369	89,095	10,246	1956	2007	(4)
Warehouses	-	106,946	1,326	(21,224)	83,400	3,648	87,048	1,330	-	2007	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
1235 S. Clark Street	$-	$15,826	$53,894	$16,089	$15,826	$69,983	$85,809	$17,726	1981	2002	(4)
Commerce Executive	-	13,401	58,705	13,471	13,363	72,214	85,577	22,476	1985-1989	2002	(4)
Seven Skyline Place	104,808	10,292	58,351	(2,859)	10,262	55,522	65,784	14,530	2001	2002	(4)
Crystal City Hotel	-	8,000	47,191	8,945	8,000	56,136	64,136	11,232	1968	2004	(4)
1150 17th Street	28,728	23,359	24,876	14,859	24,723	38,371	63,094	12,148	1970	2002	(4)
1750 Pennsylvania Avenue	-	20,020	30,032	1,951	21,170	30,833	52,003	8,454	1964	2002	(4)
1730 M Street	14,853	10,095	17,541	9,701	10,687	26,650	37,337	9,054	1963	2002	(4)
1726 M Street	-	9,450	22,062	2,969	9,455	25,026	34,481	4,290	1964	2006	(4)
Democracy Plaza One	-	-	33,628	(732)	-	32,896	32,896	13,558	1987	2002	(4)
Crystal Drive Retail	-	-	20,465	5,952	-	26,417	26,417	9,130	2004	2004	(4)
1109 South Capitol Street	-	11,541	178	(207)	11,597	(85)	11,512	-		2007	(4)
South Capitol	-	4,009	6,273	(2,410)	-	7,872	7,872	-		2005	(4)
H Street	-	1,763	641	41	1,763	682	2,445	126		2005	(4)
Other	-	-	51,767	(48,216)	-	3,551	3,551	11
Total Washington, DC	2,064,828	1,052,773	2,376,711	727,001	1,038,599	3,117,886	4,156,485	782,236

Retail Properties
California
Los Angeles (Beverly Connection)	-	72,996	131,510	24,412	72,996	155,922	228,918	22,556	2008	2005	(4)
San Jose	104,856	42,836	104,262	990	42,836	105,252	148,088	6,568	2008	2010	(4)
Walnut Creek (1149 S. Main St)	-	2,699	19,930	-	2,699	19,930	22,629	3,577		2006	(4)
Pasadena	-	-	18,337	2,248	-	20,585	20,585	2,862		2007	(4)
Signal Hill	-	9,652	2,940	1	9,652	2,941	12,593	459		2006	(4)
Walnut Creek (1556 Mount Diablo Blvd)	-	5,909	-	1,304	5,908	1,305	7,213	11		2007	(4)
San Bernadino (1522 E. Highland Ave)	-	1,651	1,810	(675)	1,329	1,457	2,786	307		2004	(4)
Corona	-	-	3,073	-	-	3,073	3,073	647		2004	(4)
Vallejo	-	-	2,945	-	-	2,945	2,945	457		2006	(4)
San Bernadino (648 W. 4th St)	-	1,597	1,119	(1,204)	889	623	1,512	132		2004	(4)
Mojave	-	-	2,250	-	-	2,250	2,250	473		2004	(4)
Barstow	-	856	1,367	(460)	679	1,084	1,763	229		2004	(4)
Colton (1904 North Rancho Avenue)	-	1,239	954	-	1,239	954	2,193	201		2004	(4)
Moreno Valley	-	639	1,156	8	639	1,164	1,803	243		2004	(4)
Rialto	-	434	1,173	(355)	338	914	1,252	193		2004	(4)
Desert Hot Springs	-	197	1,355	-	197	1,355	1,552	285		2004	(4)
Yucaipa	-	663	426	-	663	426	1,089	90		2004	(4)
Riverside (5571 Mission Blvd)	-	209	704	-	209	704	913	148		2004	(4)
Total California	104,856	141,577	295,311	26,269	140,273	322,884	463,157	39,438

Connecticut
Waterbury	14,226	667	4,504	4,853	667	9,357	10,024	6,041	1969	1969	(4)
Newington	11,437	2,421	1,200	872	2,421	2,072	4,493	821	1965	1965	(4)
Total Connecticut	25,663	3,088	5,704	5,725	3,088	11,429	14,517	6,862

Florida
Tampa (Hyde Park Village)	19,126	8,000	23,293	5,841	6,724	30,410	37,134	6,005		2005	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Illinois
Lansing	$-	$2,135	$1,064	$71	$2,135	$1,135	$3,270	$175		2006	(4)

Iowa
Dubuque	-	-	1,479	-	-	1,479	1,479	230		2006	(4)

Maryland
Rockville	-	3,470	20,599	100	3,470	20,699	24,169	4,032		2005	(4)
Baltimore (Towson)	15,900	581	3,227	10,109	581	13,336	13,917	4,781	1968	1968	(4)
Annapolis	-	-	9,652	-	-	9,652	9,652	2,454		2005	(4)
Wheaton	-	-	5,367	-	-	5,367	5,367	839		2006	(4)
Total Maryland	15,900	4,051	38,845	10,209	4,051	49,054	53,105	12,106

Massachusetts
Springfield	5,830	2,797	2,471	592	2,797	3,063	5,860	849	1993	1966	(4)
Chicopee	8,452	895	-	-	895	-	895	-	1969	1969	(4)
Cambridge	-	-	-	260	-	260	260	121
Total Massachusetts	14,282	3,692	2,471	852	3,692	3,323	7,015	970

Michigan
Roseville	-	30	6,128	1,461	30	7,589	7,619	2,005		2005	(4)
Battle Creek	-	1,264	2,144	(2,443)	264	701	965	109		2006	(4)
Midland	-	-	133	86	-	219	219	92		2006	(4)
Total Michigan	-	1,294	8,405	(896)	294	8,509	8,803	2,206

New Hampshire
Salem	-	6,083	-	-	6,083	-	6,083	-		2006	(4)

New Jersey
Paramus (Bergen Town Center)	282,312	19,884	81,723	370,825	37,635	434,797	472,432	55,752	1957/2009	2003	(4)
North Bergen (Tonnelle Ave)	75,000	24,493	-	64,346	31,806	57,033	88,839	6,070	2009	2006	(4)
Union (Springfield Avenue)	29,010	19,700	45,090	-	19,700	45,090	64,790	6,294		2007	(4)
East Rutherford	13,836	-	36,727	60	-	36,787	36,787	3,880	2007	2007	(4)
Wayne Towne Center	-	-	26,137	6,190	-	32,327	32,327	1,519		2010	(4)
East Hanover I and II	43,571	2,232	18,241	10,563	2,671	28,365	31,036	14,016	1962	1962/1998	(4)
Garfield	-	45	8,068	21,646	45	29,714	29,759	3,942	2009	1998	(4)
Lodi (Washington Street)	8,940	7,606	13,125	313	7,606	13,438	21,044	2,680		2004	(4)
Englewood	11,924	2,300	17,245	(6,827)	1,495	11,223	12,718	1,568		2007	(4)
Bricktown	32,525	1,391	11,179	6,175	1,391	17,354	18,745	10,987	1968	1968	(4)
North Plainfield	-	500	13,983	2,696	500	16,679	17,179	12,719	1955	1989	(4)
Hazlet	-	7,400	9,413	-	7,400	9,413	16,813	1,314		2007	(4)
Totowa	25,217	120	11,994	4,561	120	16,555	16,675	11,897	1957/1999	1957	(4)
Carlstadt	-	-	16,457	12	-	16,469	16,469	2,133		2007	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
East Brunswick II (339-341 Route 18 S.)	$11,995	$2,098	$10,949	$2,888	$2,098	$13,837	$15,935	$8,536	1972	1972	(4)
Marlton	17,574	1,611	3,464	10,122	1,611	13,586	15,197	7,220	1973	1973	(4)
Manalapan	21,423	725	7,189	5,620	1,046	12,488	13,534	8,124	1971	1971	(4)
Union (Route 22 and Morris Ave)	32,916	3,025	7,470	2,469	3,025	9,939	12,964	4,815	1962	1962	(4)
Hackensack	41,283	692	10,219	1,687	692	11,906	12,598	8,971	1963	1963	(4)
Cherry Hill	14,115	5,864	2,694	3,637	4,864	7,331	12,195	4,050	1964	1964	(4)
South Plainfield	5,216	-	10,044	1,469	-	11,513	11,513	1,438		2007	(4)
Watchung	15,342	4,178	5,463	1,545	4,441	6,745	11,186	3,665	1994	1959	(4)
Dover	13,389	559	6,363	2,986	559	9,349	9,908	6,057	1964	1964	(4)
Lodi (Route 17 N.)	11,548	238	9,446	-	238	9,446	9,684	3,127	1999	1975	(4)
East Brunswick I (325-333 Route 18 S.)	25,328	319	6,220	2,764	319	8,984	9,303	8,777	1957	1957	(4)
Jersey City	20,642	652	7,495	468	652	7,963	8,615	2,428	1965	1965	(4)
Morris Plains	21,758	1,104	6,411	952	1,104	7,363	8,467	6,620	1961	1985	(4)
Middletown	17,685	283	5,248	1,951	283	7,199	7,482	5,254	1963	1963	(4)
Woodbridge	21,033	1,509	2,675	1,779	1,539	4,424	5,963	2,496	1959	1959	(4)
Delran	-	756	4,468	734	756	5,202	5,958	5,152	1972	1972	(4)
Lawnside	10,879	851	3,164	1,220	851	4,384	5,235	4,099	1969	1969	(4)
Kearny	-	309	3,376	1,211	309	4,587	4,896	3,392	1938	1959	(4)
Bordentown	-	498	3,176	1,178	713	4,139	4,852	4,022	1958	1958	(4)
North Bergen (Kennedy Blvd)	5,188	2,308	636	48	2,308	684	2,992	428	1993	1959	(4)
Montclair	2,678	66	419	381	66	800	866	674	1972	1972	(4)
Total New Jersey	832,327	113,316	425,971	525,669	137,843	927,113	1,064,956	234,116

New York
Bronx (Bruckner Blvd)	-	66,100	259,503	512	66,100	260,015	326,115	38,965		2007	(4)
Hicksville (Broadway Mall)	85,180	126,324	48,904	(65,818)	75,179	34,231	109,410	6,007		2005	(4)
Poughkeepsie	-	12,733	12,026	17,142	8,469	33,432	41,901	4,506	2009	2005	(4)
Huntington	16,960	21,200	33,667	191	21,200	33,858	55,058	4,375		2007	(4)
Mt. Kisco	28,637	22,700	26,700	416	23,297	26,519	49,816	3,351		2007	(4)
Bronx (1750-1780 Gun Hill Road)	-	6,427	11,885	18,541	6,428	30,425	36,853	3,165	2009	2005	(4)
Staten Island	16,939	11,446	21,262	787	11,446	22,049	33,495	4,921		2004	(4)
Inwood	-	12,419	19,097	519	12,419	19,616	32,035	3,881		2004	(4)
Queens (99-01 Queens Blvd)	-	7,839	20,392	2,099	7,839	22,491	30,330	4,925		2004	(4)
West Babylon	-	6,720	13,786	69	6,720	13,855	20,575	2,003		2007	(4)
Buffalo (Amherst)	-	5,743	4,056	8,520	5,107	13,212	18,319	4,718	1968	1968	(4)
Freeport (437 E. Sunrise Highway)	21,758	1,231	4,747	1,419	1,231	6,166	7,397	5,029	1981	1981	(4)
Dewitt	-	-	7,116	-	-	7,116	7,116	1,101		2006	(4)
Oceanside	-	2,710	2,306	-	2,710	2,306	5,016	322		2007	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Albany (Menands)	$-	$460	$2,091	$2,340	$460	$4,431	$4,891	$3,476	1965	1965	(4)
Rochester	4,463	2,172	-	-	2,172	-	2,172	-	1966	1966	(4)
Freeport (240 West Sunrise Highway)	-	-	-	260	-	260	260	106		2005	(4)
Commack	-	-	43	207	-	250	250	6		2006	(4)
New Hyde Park	-	-	4	-	-	4	4	4	1970	1976	(4)
Total New York	173,937	306,224	487,585	(12,796)	250,777	530,236	781,013	90,861

Pennsylvania
Wilkes-Barre	20,201	6,053	26,646	375	6,053	27,021	33,074	3,408		2007	(4)
Allentown	30,517	187	15,580	479	187	16,059	16,246	12,569	1957	1957	(4)
Bensalem	15,147	2,727	6,698	1,840	2,727	8,538	11,265	3,212	1972/1999	1972	(4)
Bethlehem	5,691	827	5,200	513	839	5,701	6,540	5,485	1966	1966	(4)
York	5,300	409	2,568	1,772	409	4,340	4,749	3,704	1970	1970	(4)
Broomall	10,879	850	2,171	1,425	850	3,596	4,446	2,832	1966	1966	(4)
Lancaster	5,495	3,140	63	564	3,140	627	3,767	422	1966	1966	(4)
Glenolden	6,974	850	1,820	568	850	2,388	3,238	1,941	1975	1975	(4)
Springfield	-	-	-	80	-	80	80	-		2005	(4)
Total Pennsylvania	100,204	15,043	60,746	7,616	15,055	68,350	83,405	33,573

South Carolina
Charleston	-	-	3,634	-	-	3,634	3,634	568		2006	(4)

Tennessee
Antioch	-	1,521	2,386	-	1,521	2,386	3,907	373		2006	(4)

Texas
Texarkana	-	-	458	33	-	491	491	491		2006	(4)

Virginia
Springfield (Springfield Mall)	-	49,516	265,964	(58,248)	849	256,383	257,232	543		2006	(4)
Norfolk	-	-	3,927	15	-	3,942	3,942	2,484		2005	(4)
Total Virginia	-	49,516	269,891	(58,233)	849	260,325	261,174	3,027

Washington, DC
3040 M Street	-	7,830	27,490	2,478	7,830	29,968	37,798	4,961		2006	(4)

Wisconsin
Fond Du Lac	-	-	174	102	-	276	276	79		2006	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Puerto Rico
Las Catalinas	$54,101	$15,280	$64,370	$8,916	$15,281	$73,285	$88,566	$26,746	1996	2002	(4)
Montehiedra	120,000	9,182	66,751	5,830	9,267	72,496	81,763	27,961	1996	1997	(4)
Total Puerto Rico	174,101	24,462	131,121	14,746	24,548	145,781	170,329	54,707

Other	-	-	-	5,345	-	5,345	5,345	374			(4)

Total Retail Properties	1,460,396	687,832	1,786,028	533,031	604,763	2,402,128	3,006,891	491,122

Merchandise Mart
Illinois
Merchandise Mart, Chicago	550,000	64,528	319,146	199,701	64,535	518,840	583,375	168,346	1930	1998	(4)
527 W. Kinzie, Chicago	-	5,166	-	-	5,166	-	5,166	-
Total Illinois	550,000	69,694	319,146	199,701	69,701	518,840	588,541	168,346

New York
7 West 34th Street	-	34,614	94,167	34,101	34,614	128,268	162,882	36,573	1901	2000	(4)
MMPI Piers	-	-	-	10,826	-	10,826	10,826	525		2008	(4)
Total New York	-	34,614	94,167	44,927	34,614	139,094	173,708	37,098

Ohio
Cleveland Medical Mart	-	-	-	167	-	167	167	-		2009	(4)

Total Merchandise Mart	550,000	104,308	413,313	244,795	104,315	658,101	762,416	205,444

Warehouse/Industrial
New Jersey
East Hanover	-	576	7,752	9,030	691	16,667	17,358	13,785	1972	1972	(4)
Total Warehouse/Industrial	-	576	7,752	9,030	691	16,667	17,358	13,785

Other
555 California Street	600,000	221,903	893,324	47,495	221,903	940,819	1,162,722	142,842	1922/1969/1970	2007	(4)
220 Central Park South	123,750	115,720	16,420	122,145	-	254,285	254,285	-		2005	(4)
Borgata Land, Atlantic City, NJ	60,000	83,089	7	(4)	83,089	3	83,092	-		2010	(4)
40 East 66th Residential	-	29,199	85,798	(77,582)	14,541	22,874	37,415	3,745		2005	(4)
677-679 Madison	-	1,462	1,058	284	1,626	1,178	2,804	243		2006	(4)
Other	-	28,052	-	(16,769)	9,364	1,919	11,283	3		2005	(4)
Total Other	783,750	479,425	996,607	75,569	330,523	1,221,078	1,551,601	146,833

Leasehold Improvements
Equipment and Other	-	-	-	125,364	-	125,364	125,364	96,656
Total December 31, 2012	$8,768,182	$4,777,124	$10,675,186	$3,043,049	$4,553,978	$13,941,381	$18,495,359	$3,097,074

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

Notes:

(1)	Initial cost is cost as of January 30, 1982 (the date on which Vornado commenced real estate operations) unless acquired subsequent to that date see Column H.
(2)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $3.8 billion lower than the amount reported for financial statement purposes.
(3)	Date of original construction –– many properties have had substantial renovation or additional construction –– see Column D.
(4)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2012	2011	2010
Real Estate
Balance at beginning of period	$16,703,757	$16,454,967	$16,344,244
Additions during the period:
Land	514,950	33,481	347,345
Buildings & improvements	1,615,077	315,762	324,114
	18,833,784	16,804,210	17,015,703
Less: Assets sold and written-off	338,425	100,453	560,736
Balance at end of period	$18,495,359	$16,703,757	$16,454,967

Accumulated Depreciation
Balance at beginning of period	$2,894,374	$2,530,945	$2,228,425
Additions charged to operating expenses	427,189	452,793	428,788
	3,321,563	2,983,738	2,657,213
Less: Accumulated depreciation on assets sold and written-off	224,489	89,364	126,268
Balance at end of period	$3,097,074	$2,894,374	$2,530,945

EXHIBIT INDEX

Exhibit No.
3.1		-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2		-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3		-	Articles Supplementary, 6.875% Series J Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.2 of Vornado Realty Trust's Registration Statement on Form 8-A
(File No. 001-11954), filed on April 20, 2011

3.4		-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5		-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6		-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.7		-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.8		-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.9		-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.10		-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11		-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12		-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.13		-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*		Incorporated by reference.

3.14		-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to exhibit 3,4 to Vornado Realty Trust's Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15		-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.16		-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.17		-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.18		-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.19		-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.20		-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.21		-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.22		-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.23		-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.24		-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.25		-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.26		-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

3.27		-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

_______________________
	*		Incorporated by reference.

3.28		-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.29		-	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –	*
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.30		-	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.31		-	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.32		-	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

3.33		-	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated	*
by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

3.34		-	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

3.35		-	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

3.36		-	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of	*
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

3.37		-	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.38		-	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

3.39		-	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

3.40		-	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

_______________________
	*		Incorporated by reference.

3.41		-	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42		-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43		-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44		-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.45		-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

3.46		-	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2010

3.47		-	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011
3.48		-	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership	*
dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s
Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012
4.1		-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005
(File No. 001-11954), filed on April 28, 2005

4.2		-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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
_______________________
	*		Incorporated by reference.

10.1	-	Master Agreement and Guaranty, between Vornado, Inc. and Bradlees New Jersey, Inc. dated	*
as of May 1, 1992 - Incorporated by reference to Vornado, Inc.’s Quarterly Report on
Form 10-Q for the quarter ended March 31, 1992 (File No. 001-11954), filed May 8, 1992

10.2	-	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,	*
1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.3	**	-	Stock Pledge Agreement between Vornado, Inc. and Steven Roth dated December 29, 1992	*
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.4	**	-	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992	*
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.5	**	-	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,	*
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

10.6	**	-	Letter agreement, dated November 16, 1999, between Steven Roth and Vornado Realty Trust	*
- Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

10.7		-	Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty	*
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
September 24, 2010. Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-11954)
filed on November 2, 2010
_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

10.36	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Incentive / Non-Qualified Stock Option	*
Agreement. Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust's Current
Report on Form 8-K (File No. 001-11954) filed on April 5, 2012

10.37	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement.	*
Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust's Current Report on Form
8-K (File No. 001-11954) filed on April 5, 2012

10.38	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement.	*
Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form
8-K (File No. 001-11954) filed on April 5, 2012

10.39	**	-	Letter Agreement between Vornado Realty Trust and Michelle Felman, dated December 21, 2010.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2010 (File No. 001-11954) filed on February 23, 2011

10.40	**	-	Waiver and Release between Vornado Realty Trust and Michelle Felman, dated December 21,	*
2010. Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Annual Report
on Form 10-K for the year ended December 31, 2010 (File No. 001-11954) filed on
February 23, 2011

10.41	**	-	Revolving Credit Agreement dated as of June 8, 2011, by and among Vornado Realty L.P. as	*
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
thereof, and JP Morgan Chase Bank N.A., as administrative agent for the Banks.
Incorporated by reference to Exhibit 10.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954) filed on November 11, 2011

10.45	**	-	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement

_______________________
	*		Incorporated by reference.
	**		Management contract or compensatory agreement.

12	-	Computation of Ratios

21	-	Subsidiaries of the Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase