Form 10-Q
period 2013-03-31
VORNADO REALTY TRUST
filed 2013-05-06
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2013, 186,935,027 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	March 31,	December 31,
ASSETS	2013	2012
Real estate, at cost:
Land	$4,798,418	$4,797,773
Buildings and improvements	12,509,959	12,496,660
Development costs and construction in progress	953,162	920,654
Leasehold improvements and equipment	131,535	130,077
Total	18,393,074	18,345,164
Less accumulated depreciation and amortization	(3,181,760)	(3,087,561)
Real estate, net	15,211,314	15,257,603
Cash and cash equivalents	585,823	960,319
Restricted cash	168,379	183,256
Marketable securities	382,987	398,188
Tenant and other receivables, net of allowance for doubtful accounts of $34,607 and $37,674	144,204	195,718
Investments in partially owned entities	1,198,016	1,226,256
Investment in Toys "R" Us	474,466	478,041
Real Estate Fund investments	571,306	600,786
Mortgage and mezzanine loans receivable	225,221	225,359
Receivable arising from the straight-lining of rents, net of allowance of $3,678 and $3,165	777,608	760,699
Deferred leasing and financing costs, net of accumulated amortization of $233,769 and $224,509	411,130	407,745
Identified intangible assets, net of accumulated amortization of $363,211 and $350,162	393,771	424,038
Assets related to discontinued operations	260,798	565,962
Other assets	321,104	381,079
	$21,126,127	$22,065,049

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable	$9,063,084	$8,663,326
Senior unsecured notes	1,358,095	1,358,008
Revolving credit facility debt	-	1,170,000
Accounts payable and accrued expenses	426,621	484,746
Deferred revenue	586,237	597,380
Deferred compensation plan	109,483	105,200
Deferred tax liabilities	15,453	15,305
Liabilities related to discontinued operations	103,609	420,508
Other liabilities	447,853	402,280
Total liabilities	12,110,435	13,216,753
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 11,347,226 and 11,215,682 units outstanding	949,082	898,152
Series D cumulative redeemable preferred units - 1,800,001 units outstanding	46,000	46,000
Total redeemable noncontrolling interests	995,082	944,152
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 52,684,609 and 51,184,609 shares	1,277,719	1,240,278
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 186,935,027 and 186,734,711 shares	7,447	7,440
Additional capital	7,167,959	7,195,438
Earnings less than distributions	(1,479,296)	(1,573,275)
Accumulated other comprehensive income (loss)	120,953	(18,946)
Total Vornado shareholders' equity	7,094,782	6,850,935
Noncontrolling interests in consolidated subsidiaries	925,828	1,053,209
Total equity	8,020,610	7,904,144
	$21,126,127	$22,065,049

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three
	Months Ended March 31,
(Amounts in thousands, except per share amounts)	2013	2012

REVENUES:
Property rentals	$534,635	$510,111
Tenant expense reimbursements	77,013	70,793
Cleveland Medical Mart development project	12,143	55,059
Fee and other income	97,225	33,278
Total revenues	721,016	669,241
EXPENSES:
Operating	260,569	246,746
Depreciation and amortization	142,354	131,541
General and administrative	54,582	55,290
Cleveland Medical Mart development project	11,374	52,761
Acquisition related costs	601	685
Total expenses	469,480	487,023
Operating income	251,536	182,218
Income applicable to Toys "R" Us	1,759	116,471
Income from partially owned entities	20,766	19,660
Income from Real Estate Fund	16,564	11,762
Interest and other investment (loss) income, net	(49,074)	15,665
Interest and debt expense	(121,888)	(130,059)
Net loss on disposition of wholly owned and partially owned assets	(36,724)	-
Income before income taxes	82,939	215,717
Income tax expense	(1,073)	(6,825)
Income from continuing operations	81,866	208,892
Income from discontinued operations	207,061	71,372
Net income	288,927	280,264
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(11,286)	(9,597)
Operating Partnership	(13,933)	(15,271)
Preferred unit distributions of the Operating Partnership	(786)	(3,874)
Net income attributable to Vornado	262,922	251,522
Preferred share dividends	(21,702)	(17,787)
Preferred share redemptions	(9,230)	-
NET INCOME attributable to common shareholders	$231,990	$233,735

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.20	$0.90
Income from discontinued operations, net	1.04	0.36
Net income per common share	$1.24	$1.26
Weighted average shares outstanding	186,752	185,370

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.20	$0.90
Income from discontinued operations, net	1.04	0.35
Net income per common share	$1.24	$1.25
Weighted average shares outstanding	187,529	191,886

DIVIDENDS PER COMMON SHARE	$0.73	$0.69

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three
	Months Ended March 31,
(Amounts in thousands)	2013	2012

Net income	$288,927	$280,264
Other comprehensive income (loss):
Change in unrealized net gain on securities available-for-sale	148,789	12,693
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(3,647)	(21,944)
Change in value of interest rate swap	2,523	2,386
Other	533	(123)
Comprehensive income	437,125	273,276
Less comprehensive income attributable to noncontrolling interests	(34,304)	(28,309)
Comprehensive income attributable to Vornado	$402,821	$244,967

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

								Non-
							Accumulated	controlling
(Amounts in thousands)						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,373	$7,127,258	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income	-	-	-	-	-	251,522	-	9,597	261,119
Dividends on common shares	-	-	-	-	-	(127,973)	-	-	(127,973)
Dividends on preferred shares	-	-	-	-	-	(17,787)	-	-	(17,787)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	158	6	13,022	-	-	-	13,028
Under employees' share
option plan	-	-	389	16	7,562	(16,389)	-	-	(8,811)
Under dividend reinvestment plan	-	-	5	-	411	-	-	-	411
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(21,856)	(21,856)
Conversion of Series A preferred
shares to common shares	(2)	(105)	3	-	105	-	-	-	-
Deferred compensation shares
and options	-	-	7	1	5,915	(339)	-	-	5,577
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	12,693	-	12,693
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(21,944)	-	(21,944)
Change in value of interest rate swap	-	-	-	-	-	-	2,386	-	2,386
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(96,061)	-	-	-	(96,061)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	433	-	433
Other	-	-	-	-	-	-	(123)	(2)	(125)
Balance, March 31, 2012	42,185	$1,021,555	185,642	$7,396	$7,058,212	$(1,312,670)	$67,174	$667,870	$7,509,537

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

								Non-
							Accumulated	controlling
(Amounts in thousands)						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,440	$7,195,438	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income	-	-	-	-	-	262,922	-	11,286	274,208
Dividends on common shares	-	-	-	-	-	(136,342)	-	-	(136,342)
Dividends on preferred shares	-	-	-	-	-	(21,702)	-	-	(21,702)
Issuance of Series L preferred shares	12,000	290,710	-	-	-	-	-	-	290,710
Redemption of Series F and Series H
preferred shares	(10,500)	(253,269)	-	-	-	-	-	-	(253,269)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	162	5	13,399	-	-	-	13,404
Under employees' share
option plan	-	-	27	1	1,175	-	-	-	1,176
Under dividend reinvestment plan	-	-	5	-	433	-	-	-	433
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	10,251	10,251
Other	-	-	-	-	-	-	-	14,316	14,316
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(43,145)	(43,145)
Other	-	-	-	-	-	-	-	(120,051)	(120,051)
Deferred compensation shares
and options	-	-	6	1	2,512	(305)	-	-	2,208
Change in unrealized net gain on
securities available-for-sale	-	-	-	-	-	-	148,789	-	148,789
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(3,647)	-	(3,647)
Change in value of interest rate swap	-	-	-	-	-	-	2,523	-	2,523
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(44,998)	-	-	-	(44,998)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(8,299)	-	(8,299)
Preferred share redemptions	-	-	-	-	-	(9,230)	-	-	(9,230)
Other	-	-	-	-	-	(1,364)	533	(38)	(869)
Balance, March 31, 2013	52,685	$1,277,719	186,935	$7,447	$7,167,959	$(1,479,296)	$120,953	$925,828	$8,020,610

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$288,927	$280,264
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sale of real estate	(202,329)	(55,817)
Depreciation and amortization (including amortization of deferred financing costs)	148,918	145,304
Return of capital from Real Estate Fund investments	56,664	-
Non-cash impairment loss on J.C. Penney owned shares	39,487	-
Net loss on disposition of wholly owned and partially owned assets	36,724	-
Equity in net income of partially owned entities, including Toys “R” Us	(22,525)	(136,131)
Loss (income) from the mark-to-market of J.C. Penney derivative position	22,540	(1,045)
Straight-lining of rental income	(18,868)	(21,808)
Other non-cash adjustments	18,569	7,795
Amortization of below-market leases, net	(16,815)	(13,813)
Net unrealized gain on Real Estate Fund investments	(13,516)	(6,844)
Distributions of income from partially owned entities	10,627	14,194
Impairment losses	1,514	-
Changes in operating assets and liabilities:
Real Estate Fund investments	(13,668)	28,980
Accounts receivable, net	51,514	(19,386)
Prepaid assets	67,814	51,202
Other assets	(15,326)	(9,245)
Accounts payable and accrued expenses	(21,908)	40,609
Other liabilities	(3,416)	2,844
Net cash provided by operating activities	414,927	307,103

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	499,369	306,022
Proceeds from sales of marketable securities	160,300	-
Funding of J.C. Penney derivative collateral	(58,522)	-
Return of J.C. Penney derivative collateral	38,900	-
Additions to real estate	(57,460)	(44,052)
Investments in partially owned entities	(39,892)	(46,732)
Development costs and construction in progress	(35,334)	(20,614)
Restricted cash	14,149	(19,355)
Distributions of capital from partially owned entities	5,544	4,203
Proceeds from repayments of mezzanine loans and other	631	554
Acquisitions of real estate and other	-	(21,054)
Proceeds from the repayment of loan to officer	-	13,123
Net cash provided by investing activities	527,685	172,095

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,529,836)	$(884,679)
Proceeds from borrowings	1,499,375	625,000
Proceeds from the issuance of preferred shares	290,710	-
Purchases of outstanding preferred units and shares	(262,500)	-
Distributions to noncontrolling interests	(172,142)	(34,092)
Dividends paid on common shares	(136,342)	(127,973)
Contributions from noncontrolling interests	24,566	-
Dividends paid on preferred shares	(23,161)	(17,789)
Debt issuance and other costs	(9,080)	(9,822)
Proceeds received from exercise of employee share options	1,607	7,997
Repurchase of shares related to stock compensation agreements and/or related
tax withholdings	(305)	(30,034)
Net cash used in financing activities	(1,317,108)	(471,392)
Net (decrease) increase in cash and cash equivalents	(374,496)	7,806
Cash and cash equivalents at beginning of period	960,319	606,553
Cash and cash equivalents at end of period	$585,823	$614,359

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $8,260 and $16	$116,141	$117,282
Cash payments for income taxes	$1,825	$2,563

Non-Cash Investing and Financing Activities:
Change in unrealized net gain on securities available-for-sale	$148,789	$12,693
Adjustments to carry redeemable Class A units at redemption value	(44,998)	(96,061)
Common shares issued upon redemption of Class A units, at redemption value	13,404	13,028
Write-off of fully depreciated assets	(11,730)	(37,890)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at March 31, 2013.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.    Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and its consolidated subsidiaries, including the Operating Partnership.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2012, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

3.    Recently Issued Accounting Literature

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires additional disclosures regarding significant reclassifications out of each component of accumulated other comprehensive income, including the effect on the respective line items of net income for amounts that are required to be reclassified into net income in their entirety and cross-references to other disclosures providing additional information for amounts that are not required to be reclassified into net income in their entirety.  The adoption of this update on January 1, 2013, did not have a material impact on our consolidated financial statements, but resulted in additional disclosures (see Note 14 - Accumulated Other Comprehensive Income).

4.    Acquisitions

On December 21, 2012, we acquired a 58.75% interest in Independence Plaza, a three-building 1,328 unit residential complex in the Tribeca submarket of Manhattan.  Our preliminary purchase price allocation was primarily to land ($309,848,000) and building ($527,578,000).  Based on a third party appraisal and additional information about facts and circumstances that existed at the acquisition date, which was obtained subsequent to the acquisition date, we finalized the purchase price allocation and retroactively adjusted our December 31, 2012 consolidated balance sheet.  These adjustments did not have a material impact to our consolidated statement of income for the year ended December 31, 2012.  The following is a summary of our finalized purchase price allocation:

(Amounts in thousands)
Land	$602,662
Buildings and improvements	252,844
Acquired above-market leases (included in identified intangible assets)	13,115
Acquired in-place leases (included in identified intangible assets)	67,879
Other assets	7,374
Acquired below-market leases (included in deferred revenue)	(99,074)
Purchase price allocation	$844,800

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

5.     Vornado Capital Partners Real Estate Fund (the “Fund”)

We are the general partner and investment manager of our $800,000,000 Fund, to which we committed $200,000,000.  The Fund has an eight-year term and a three-year investment period, which concludes in July 2013.  During the investment period, the Fund is our exclusive investment vehicle for all investments that fit within its investment parameters, as defined.  The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

At March 31, 2013, the Fund had nine investments with an aggregate fair value of $571,306,000, or $81,158,000 in excess of cost, and had remaining unfunded commitments of $257,956,000, of which our share was $64,489,000.  Below is a summary of income from the Fund for the three months ended March 31, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended March 31,
	2013	2012
Operating income	$3,048	$4,918
Net unrealized gains	13,516	6,844
Income from Real Estate Fund	16,564	11,762
Less (income) attributable to noncontrolling interests	(9,540)	(7,933)
Income from Real Estate Fund attributable to Vornado (1)	$7,024	$3,829
___________________________________

(1)

Excludes management, leasing and development fees of $682 and $703 for the three months ended March 31, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

6.    Mortgage and Mezzanine Loans Receivable

As of March 31, 2013 and December 31, 2012, the carrying amount of mortgage and mezzanine loans receivable was $225,221,000 and $225,359,000, respectively.  These loans have a weighted average interest rate of 10.3% at March 31, 2013 and December 31, 2012, and have maturities ranging from August 2014 to May 2016.

On March 27, 2013, we transferred, at par, a 25% participation in a mortgage loan on 701 Seventh Avenue to a third party for $59,375,000 in cash.  We acquired this participation in October 2012, together with a 25% interest in a mezzanine loan on the property.  The transfer did not qualify for sale accounting given our continuing interest in the mezzanine loan.  Accordingly, we continue to include the 25% participation in the mortgage loan in “Mortgage and Mezzanine Loans Receivable” and have recorded a $59,375,000 liability in “Other Liabilities” on our consolidated balance sheet.  Interest income on this participation will be offset by interest expense from the liability.

In the second quarter of 2013, a $50,000,000 mezzanine loan that was scheduled to mature in August 2015, was repaid.  In connection therewith, we received net proceeds of approximately $55,000,000, including prepayment penalties, which resulted in approximately $5,000,000 of income that will be recognized in the second quarter.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

7.    Marketable Securities and Derivative Instruments

Our portfolio of marketable securities is comprised of equity securities that are classified as available for sale.  Available for sale securities are presented on our consolidated balance sheets at fair value.  Unrealized gains and losses resulting from the mark-to-market of these securities are included in “other comprehensive income (loss).”  Realized gains and losses are recognized in earnings only upon the sale of the securities and are recorded based on the weighted average cost of such securities.

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

On March 4, 2013, we sold 10,000,000 J.C. Penney common shares at a price of $16.03 per share, or $160,300,000 in the aggregate, which resulted in a net loss of $36,800,000, which is included in “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

As of March 31, 2013, we own an economic interest in 13,400,000 J.C. Penney common shares, or 6.1% of its outstanding common shares.  Below are the details of our investment.

We own 8,584,010 common shares at a GAAP cost of $19.71, per share, or $169,191,000 in the aggregate.  As of March 31, 2013, based on J.C. Penney’s closing share price of $15.11 per share, these shares have an aggregate fair value of $129,704,000, or $39,487,000 below our GAAP cost.  We have concluded that this decline in value is “other-than temporary” and have recorded a $39,487,000 impairment loss in the first quarter.  Our conclusion was based on the severity of decline in the stock price and our inability to forecast a recovery in the near term.

We also own an economic interest in 4,815,990 common shares through a forward contract at a weighted average strike price of $29.18 per share, or $140,525,000 in the aggregate.  The forward contract may be settled, at our election, in cash or common shares, in whole or in part, at any time prior to October 8, 2022. The counterparty may accelerate settlement, in whole or in part, on October 8, 2014, or any anniversary thereof, or in the event we were to receive a credit downgrade.  The forward contract strike price per share increases at an annual rate of LIBOR plus 95 basis points during the first two years of the contract and LIBOR plus 80 basis points thereafter.  The contract is a derivative instrument that does not qualify for hedge accounting treatment.  Gains and losses from the mark-to-market of the underlying common shares are recognized in “interest and other investment (loss) income, net” on our consolidated statements of income.  In the three months ended March 31, 2013, we recognized a loss of $22,540,000, from the mark-to-market of the underlying common shares, and as of March 31, 2013, have funded $76,002,000 in connection with this derivative position.  In the three months ended March 31, 2012, we recognized income of $1,045,000 from the mark-to-market of the underlying common shares.

As of March 31, 2013, the aggregate economic net loss on our investment in J.C. Penney, including shares sold, was $227,095,000.

Investment in Lexington Realty Trust (“Lexington”) (NYSE: LXP)

Since the inception of our investment in Lexington in 2008, we accounted for it under the equity method of accounting, because of our ability to exercise significant influence over Lexington’s operating and financial policies.  As a result of Lexington’s common share issuances, our ownership interest has been reduced over time from approximately 17.2% to 8.8% as of March 31, 2013.  In the first quarter of 2013, we concluded that we no longer have the ability to exercise significant influence over Lexington’s operating and financial policies, and began accounting for this investment as a marketable equity security – available for sale, in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities.

Below is a summary of our marketable securities portfolio as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013			As of December 31, 2012
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington	$217,934	$72,549	$145,385	$-	$-	$-
J.C. Penney	129,704	129,704	-	366,291	366,291	-
Other	35,349	12,513	22,836	31,897	12,466	19,431
	$382,987	$214,766	$168,221	$398,188	$378,757	$19,431

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2013, we own 32.5% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal.  Historically, Toys’ fourth quarter net income accounts for more than 80% of its fiscal year net income.

In the three months ended December 31, 2012, we recorded a $40,000,000 non-cash impairment loss with regards to our investment in Toys and disclosed, that if current facts don’t change, our share of Toys’ undistributed income, which in accordance with the equity method of accounting, would increase the carrying amount of our investment above fair value, would require an offsetting impairment loss.

In the three months ended March 31, 2013, we recognized our 32.5% share of Toys’ fourth quarter net income of $78,542,000 and a corresponding non-cash impairment loss of the same amount.  Our income applicable to Toys after the impairment loss was $1,759,000, representing management fees earned and received.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)	Balance as of
Balance Sheet:	February 2, 2013		October 27, 2012
Assets	$11,920,000		$12,953,000
Liabilities	9,921,000		11,190,000
Noncontrolling interests	49,000		44,000
Toys “R” Us, Inc. equity	1,950,000	(1)	1,719,000

	For the Three Months Ended
Income Statement:	February 2, 2013		January 28, 2012
Total revenues	$5,770,000		$5,925,000
Net income attributable to Toys	241,000		349,000

(1)

As of March 31, 2013, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $141,270,000. This basis difference resulted primarily from non-cash impairment losses aggregating $118,542,000 that we recognized in 2012 and 2013. We have allocated the basis difference to Toys' intangible assets (primarily trade names and trademarks). The basis difference is not being amortized and will be recognized upon disposition of our investment.

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2013, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of March 31, 2013, Alexander’s owed us $45,623,000 in fees under these agreements.

As of March 31, 2013, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s March 31, 2013 closing share price of $329.69, was $545,330,000, or $373,510,000 in excess of the carrying amount on our consolidated balance sheet.  As of March 31, 2013, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $43,595,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)- continued

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	March 31, 2013	December 31, 2012
Assets	$1,485,000	$1,482,000
Liabilities	1,150,000	1,150,000
Stockholders' equity	335,000	332,000

	For the Three Months Ended
Income Statement:	March 31, 2013	March 31, 2012
Total revenues	$49,000	$47,000
Net income attributable to Alexander’s	14,000	19,000

LNR Property LLC (“LNR”)

At March 31, 2013, we owned a 26.2% interest in LNR and accounted for our investment under the equity method.  We recorded our share of LNR’s net income or loss on a one-quarter lag basis because we filed our consolidated financial statements on Form 10-K and 10-Q prior to receiving LNR’s consolidated financial statements.

Below is a summary of LNR’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	December 31, 2012	September 30, 2012
Assets	$92,267,000	$98,530,000
Liabilities	91,204,000	97,643,000
Noncontrolling interests	8,000	8,000
LNR Property Corporation equity	1,055,000	879,000

	For the Three Months Ended
Income Statement:	December 31, 2012	December 31, 2011
Total revenues	$48,000	$49,000
Net income attributable to LNR	176,000	51,000

In the three months ended March 31, 2013, we recognized our 26.2% share of LNR’s fourth quarter net income of $18,731,000, which increased the carrying amount of our investment to approximately $241,000,000.  In the second quarter of 2013, LNR was sold for $1.053 billion, and we received net proceeds of approximately $241,000,000 for our interest. Pursuant to the sale agreement, we ceased receiving income as of January 1, 2013.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Below is a schedule of our investments in partially owned entities as of March 31, 2013 and December 31, 2012.

	Percentage
(Amounts in thousands)	Ownership at	Balance as of
Investments:	March 31, 2013	March 31, 2013	December 31, 2012
Toys	32.5%	$474,466	$478,041

Alexander’s	32.4%	$171,820	$171,013

Lexington(1)	n/a	-	75,542

LNR (see page 14 for details)	26.2%	241,377	224,724

India real estate ventures	4.0%-36.5%	94,691	95,516

Partially owned office buildings:
280 Park Avenue	49.5%	199,466	197,516
Rosslyn Plaza	43.7%-50.4%	61,827	62,627
West 57th Street properties	50.0%	56,500	57,033
One Park Avenue	30.3%	52,238	50,509
666 Fifth Avenue Office Condominium	49.5%	37,212	35,527
330 Madison Avenue	25.0%	31,581	30,277
Warner Building	55.0%	10,118	8,775
Fairfax Square	20.0%	5,299	5,368
Other partially owned office buildings	Various	8,942	9,315

Other investments:
Downtown Crossing, Boston(2)	50.0%	46,309	48,122
Monmouth Mall	50.0%	7,380	7,205
Other investments(3)	Various	173,256	147,187
		$1,198,016	$1,226,256

(1)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)	On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston, and we received approximately $45,000 for our 50% interest (see note 2 on page 16 for details).

(3)	Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities - continued

Below is a schedule of income recognized from investments in partially owned entities for the three months ended March 31, 2013 and 2012.

	Percentage	For the Three Months
(Amounts in thousands)	Ownership	Ended March 31,
Our Share of Net Income (Loss):	March 31, 2013	2013	2012
Toys:	32.5%
Equity in net income before income taxes		$137,888	$157,387
Income tax expense		(59,346)	(43,203)
Equity in net income		78,542	114,184
Non-cash impairment loss (see page 13 for details)		(78,542)	-
Management fees		1,759	2,287
		$1,759	$116,471

Alexander’s:	32.4%
Equity in net income		$4,589	$6,132
Management, leasing and development fees		1,487	1,889
		6,076	8,021

Lexington(1)	n/a	(979)	930

LNR ( see page 14 for details)	26.2%	18,731	13,250

India real estate ventures	4.0%-36.5%	(767)	(793)

Partially owned office buildings:
280 Park Avenue	49.5%	(2,569)	(5,595)
Warner Building	55.0%	(2,346)	(3,010)
666 Fifth Avenue Office Condominium	49.5%	2,019	1,715
330 Madison Avenue	25.0%	1,304	794
One Park Avenue	30.3%	457	331
Rosslyn Plaza	43.7%-50.4%	(446)	158
1101 17th Street	55.0%	384	683
West 57th Street properties	50.0%	172	313
Fairfax Square	20.0%	(45)	(12)
Other partially owned office buildings	Various	488	527
		(582)	(4,096)

Other investments:
Downtown Crossing, Boston(2)	50.0%	(2,374)	(334)
Monmouth Mall	50.0%	859	362
Independence Plaza(3)	n/a	-	1,682
Other investments(4)	Various	(198)	638
		(1,713)	2,348

		$20,766	$19,660

(1)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)

On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston, and we received approximately $45,000 for our 50% interest. In connection therewith we recognized a $2,335 impairment loss in the first quarter.

(3)		In December 2012, we acquired a 58.75% interest in Independence Plaza and began to consolidate the accounts of the property into our consolidated financial statements.

(4)		Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

8.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of March 31, 2013 and December 31, 2012, none of which is recourse to us.

	Percentage		Interest	100% of
	Ownership at		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	March 31,		March 31,	March 31,	December 31,
	2013	Maturity	2013	2013	2012
Toys:	32.5%
Notes, loans and mortgages payable		2013-2021	7.71%	$5,294,567	$5,683,733

Alexander's:	32.4%
Mortgages payable		2014-2018	3.85%	$1,061,953	$1,065,916

Lexington(1):
Mortgages payable		n/a	n/a	$-	$1,994,179

LNR (sold in April 2013):	26.2%
Mortgages payable		2013-2031	4.62%	$383,804	$309,787
Liabilities of consolidated CMBS and CDO trusts		n/a	5.38%	90,735,416	97,211,734
				$91,119,220	$97,521,521

Partially owned office buildings:
666 Fifth Avenue Office Condominium mortgage
payable	49.5%	02/19	6.76%	$1,124,402	$1,109,700
280 Park Avenue mortgage payable	49.5%	06/16	6.65%	738,240	738,228
Warner Building mortgage payable	55.0%	05/16	6.26%	292,700	292,700
One Park Avenue mortgage payable	30.3%	03/16	5.00%	250,000	250,000
330 Madison Avenue mortgage payable	25.0%	06/15	1.70%	150,000	150,000
Fairfax Square mortgage payable	20.0%	12/14	7.00%	69,906	70,127
West 57th Street properties mortgages payable	50.0%	02/14	4.94%	20,088	20,434
1101 17th Street mortgage payable	55.0%	01/15	1.45%	31,000	31,000
Other	Various	Various	6.03%	76,611	69,704
				$2,752,947	$2,731,893

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2013-2022	13.51%	$238,359	$236,579

Other:
Monmouth Mall mortgage payable	50.0%	09/15	5.44%	159,459	159,896
Other(2)	Various	Various	5.02%	990,533	990,647
				$1,149,992	$1,150,543

(1)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale (see page 12 for details).

(2)	Includes interests in Fashion Centre Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $27,439,213,000 and $29,443,128,000 at March 31, 2013 and December 31, 2012, respectively.  Excluding our pro rata share of LNR’s liabilities related to consolidated CMBS and CDO trusts, which are non-recourse to LNR and its equity holders, including us, our pro rata share of partially owned entities debt was $3,690,125,000 and $3,998,929,000 at March 31, 2013 and December 31, 2012, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.    Discontinued Operations

2013 Activity:

On January 24, 2013, we completed the sale of the Green Acres Mall located in Valley Stream, New York, for $500,000,000.  The sale resulted in net proceeds of $185,000,000, after repaying the existing loan and closing costs, and a net gain of $202,275,000.

In the second quarter of 2013, we sold The Plant, a power strip shopping center in San Jose, California, for $203,000,000.  The sale resulted in net proceeds of approximately $98,000,000, after repaying the existing loan and closing costs, and a net gain of approximately $33,000,000, which will be recognized in the second quarter.

In the second quarter of 2013, we sold a retail property in Philadelphia, which is a part of the Gallery at Market Street, for $60,000,000.  The sale resulted in net proceeds of $58,000,000, and a net gain of $33,000,000, which will be recognized in the second quarter.

2012 Activity:

On January 6, 2012, we completed the sale of 350 West Mart Center, a 1.2 million square foot office building in Chicago, Illinois, for $228,000,000, in cash, which resulted in a net gain of $54,911,000.

In the first quarter of 2012, we sold seven retail properties in separate transactions, for an aggregate of $83,670,000, in cash, which resulted in a net gain aggregating $906,000.

We have reclassified the revenues and expenses of all of the properties discussed above, as well as certain other retail properties that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The tables below set forth the assets and liabilities related to discontinued operations at March 31, 2013 and December 31, 2012 and their combined results of operations for the three months ended March 31, 2013 and 2012.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Retail properties	$229,081	$532,463	$103,609	$420,508
Other properties	31,717	33,499	-	-
Total	$260,798	$565,962	$103,609	$420,508

			For the Three Months
(Amounts in thousands)			Ended March 31,
			2013	2012
Total revenues			$23,686	$59,934
Total expenses			17,440	44,379
			6,246	15,555
Net gain on sale of Green Acres Mall			202,275	-
Net gain on sale of 350 West Mart Center			-	54,911
Impairment loss			(1,514)	-
Net gains on sale of other real estate			54	906
Income from discontinued operations			$207,061	$71,372

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

10.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2013 and December 31, 2012.

	Balance as of
	March 31,	December 31,
(Amounts in thousands)	2013	2012
Identified intangible assets:
Gross amount	$756,982	$774,200
Accumulated amortization	(363,211)	(350,162)
Net	$393,771	$424,038
Identified intangible liabilities (included in deferred revenue):
Gross amount	$906,705	$904,640
Accumulated amortization	(355,018)	(342,338)
Net	$551,687	$562,302

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $16,866,000 and $13,774,000 for the three months ended March 31, 2013 and 2012, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$43,255
2015	40,188
2016	38,130
2017	32,777
2018	29,904

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $25,117,000 and $11,240,000 for the three months ended March 31, 2013 and 2012, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$45,044
2015	39,467
2016	21,002
2017	17,659
2018	12,722

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $1,198,000 and $344,000 for the three months ended March 31, 2013 and 2012, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2014 is as follows:

(Amounts in thousands)
2014	$3,526
2015	3,526
2016	3,526
2017	3,526
2018	3,526

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Debt

The following is a summary of our debt:

		Interest
(Amounts in thousands)		Rate at	Balance at
		March 31,	March 31,	December 31,
Mortgages payable:	Maturity (1)	2013	2013	2012
Fixed rate:
New York:
1290 Avenue of the Americas (70% owned)	11/22	3.34%	$950,000	$950,000
Two Penn Plaza	03/18	5.13%	425,000	425,000
666 Fifth Avenue Retail Condominium(2)	03/23	3.61%	390,000	-
770 Broadway	03/16	5.65%	353,000	353,000
888 Seventh Avenue	01/16	5.71%	318,554	318,554
350 Park Avenue	01/17	3.75%	300,000	300,000
909 Third Avenue	04/15	5.64%	198,111	199,198
828-850 Madison Avenue Retail Condominium	06/18	5.29%	80,000	80,000
510 5th Avenue	01/16	5.60%	31,121	31,253

Washington, DC:
Skyline Properties(3)	02/17	5.74%	715,127	704,957
River House Apartments	04/15	5.43%	195,546	195,546
2101 L Street	08/24	3.97%	150,000	150,000
2121 Crystal Drive	03/23	5.51%	150,000	150,000
1215 Clark Street, 200 12th Street and 251 18th Street	01/25	7.09%	105,237	105,724
Bowen Building	06/16	6.14%	115,022	115,022
West End 25	06/21	4.88%	101,671	101,671
Universal Buildings	04/14	6.52%	91,935	93,226
2011 Crystal Drive	08/17	7.30%	79,379	79,624
220 20th Street	02/18	4.61%	73,618	73,939
1550 and 1750 Crystal Drive	11/14	7.08%	73,329	74,053
2231 Crystal Drive	08/13	7.08%	40,862	41,298
1225 Clark Street	08/13	7.08%	24,442	24,834

Retail Properties:
Cross-collateralized mortgages on 40 strip shopping centers	09/20	4.24%	570,049	573,180
Bergen Town Center(4)	04/23	3.56%	300,000	-
Montehiedra Town Center	07/16	6.04%	120,000	120,000
Broadway Mall	07/13	5.30%	84,497	85,180
North Bergen (Tonnelle Avenue)	01/18	4.59%	75,000	75,000
Las Catalinas Mall	11/13	6.97%	53,787	54,101
Other	06/14-05/36	5.12%-7.30%	86,208	86,641

Other:
555 California Street (70% owned)	09/21	5.10%	600,000	600,000
Merchandise Mart	12/16	5.57%	550,000	550,000
Borgata Land	02/21	5.14%	59,938	60,000
Total fixed rate mortgages payable		4.94%	$7,461,433	$6,771,001
___________________
See notes on page 22.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Debt - continued

			Interest
(Amounts in thousands)			Rate at	Balance at
		Spread over	March 31,	March 31,	December 31,
Mortgages payable:	Maturity (1)	LIBOR	2013	2013	2012
Variable rate:
New York:
Eleven Penn Plaza	01/19	L+235	2.55%	$330,000	$330,000
Independence Plaza (58.75% owned)	08/13	L+92	1.15%	327,375	334,225
100 West 33rd Street - office & retail	03/17	L+250	2.70%	325,000	325,000
4 Union Square South - retail	11/19	L+215	2.35%	120,000	120,000
435 Seventh Avenue - retail	08/19	L+225	2.45%	98,000	98,000
866 UN Plaza	05/16	L+125	1.45%	44,978	44,978

Washington, DC:
River House Apartments	04/18	n/a(5)	1.63%	64,000	64,000
2200 / 2300 Clarendon Boulevard	01/15	L+75	0.95%	45,841	47,353
1730 M and 1150 17th Street	06/14	L+140	1.60%	43,581	43,581

Retail:
Cross-collateralized mortgages on 40 strip
shopping centers (6)	09/20	L+136 (6)	2.36%	60,000	60,000
Bergen Town Center(4)	n/a	n/a	n/a	-	282,312
Other	05/15	L+375	3.96%	19,126	19,126

Other:
220 Central Park South	10/13	L+275	2.95%	123,750	123,750
Total variable rate mortgages payable			2.18%	1,601,651	1,892,325
Total mortgages payable			4.45%	$9,063,084	$8,663,326

Senior unsecured notes:
Senior unsecured notes due 2015	04/15		4.25%	$499,669	$499,627
Senior unsecured notes due 2039 (7)	10/39		7.88%	460,000	460,000
Senior unsecured notes due 2022	01/22		5.00%	398,426	398,381
Total senior unsecured notes			5.70%	$1,358,095	$1,358,008

Unsecured revolving credit facilities:
$1.25 billion unsecured revolving credit facility	11/16	L+125	-	$-	$1,150,000
$1.25 billion unsecured revolving credit facility
($22,167 reserved for outstanding letters of credit) (8)	06/18	L+115	-	-	20,000
Total unsecured revolving credit facilities			-	$-	$1,170,000
___________________________
See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.    Debt - continued

Notes to preceding tabular information (amounts in thousands):

(1)	Represents the extended maturity for certain loans in which we have the unilateral right, ability and intent to extend.

(2)	On February 20, 2013, we completed a $390,000 financing of this property. The 10-year fixed-rate interest only loan bears interest at 3.61%. This property was previously unencumbered.

(3)

In 2012, due to the rising vacancy rate at the Skyline properties (43.4% at March 31, 2013), primarily from the effects of the Base Realignment and Closure statute; insufficient cash flows to pay current obligations, including interest payments to the lender; and the significant amount of capital required to re-tenant these properties, we requested that the mortgage loan be transferred to the special servicer. In connection therewith, we entered into a forbearance agreement with the special servicer, that provides for interest shortfalls to be deferred and added to the principal balance of the loan and not give rise to a loan default. The forbearance agreement was amended on March 28, 2013, to extend its maturity through June 1, 2013. As of March 31, 2013, the deferred interest amounted to $37,127. We continue to negotiate with the special servicer to restructure the terms of the loan.

(4)

On March 25, 2013, we completed a $300,000 financing of this property. The 10-year fixed-rate interest only loan bears interest at 3.56%. The property was previously encumbered by a $282,000 floating-rate loan.

(5)	Interest at the Freddie Mac Reference Note Rate plus 1.53%.

(6)	LIBOR floor of 1.00%.

(7)	May be redeemed at our option in whole or in part beginning on October 1, 2014, at a price equal to the principal amount plus accrued interest.

(8)

On March 28, 2013, we extended this revolving credit facility from June 2015 to June 2017, with two six-month extension options. The interest on the extended facility was reduced from LIBOR plus 135 basis points to LIBOR plus 115 basis points. In addition, the facility fee was reduced from 30 basis points to 20 basis points.

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

(Amounts in thousands)
Balance at December 31, 2011	$1,160,677
Net income	19,145
Distributions	(12,236)
Conversion of Class A units into common shares, at redemption value	(13,028)
Adjustments to carry redeemable Class A units at redemption value	96,061
Other, net	280
Balance at March 31, 2012	$1,250,899

Balance at December 31, 2012	$944,152
Net income	14,719
Distributions	(8,946)
Conversion of Class A units into common shares, at redemption value	(13,404)
Adjustments to carry redeemable Class A units at redemption value	44,998
Other, net	13,563
Balance at March 31, 2013	$995,082

As of March 31, 2013 and December 31, 2012, the aggregate redemption value of redeemable Class A units was $949,082,000 and $898,152,000, respectively.

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 and $55,011,000 as of March 31, 2013 and December 31, 2012, respectively.

13.    Shareholders’ Equity

On January 25, 2013, we sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  We retained aggregate net proceeds of $290,710,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).  Dividends on the Series L Preferred Shares are cumulative and payable quarterly in arrears.  The Series L Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we may redeem the Series L Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series L Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

On February 19, 2013, we redeemed all of the outstanding 6.75% Series F Cumulative Redeemable Preferred Shares and 6.75% Series H Cumulative Redeemable Preferred Shares at par, for an aggregate of $262,500,000 in cash, plus accrued and unpaid dividends through the date of redemption.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.    Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (loss) (“OCI”) by component.

	For the three months ended March 31, 2013
		Securities	Pro-rata share of	Interest
		available-	non-consolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2012	$(18,946)	$19,432	$11,313	$(50,065)	$374
Other comprehensive income (loss)(1)	139,899	148,789	(3,647)	2,523	(7,766)
Balance as of March 31, 2013	$120,953	$168,221	$7,666	$(47,542)	$(7,392)

(1)	In the three months ended March 31, 2013, there were no amounts reclassified from accumulated other comprehensive income.

15.  Variable Interest Entities

Consolidated Variable Interest Entities

As of March 31, 2013, we have variable interests in Independence Plaza.  We consolidate this entity because we are deemed to be the primary beneficiary and have the power to direct the activities of the entity that most significantly affect economic performance and the obligation to absorb losses and right to receive benefits that could potentially be significant to the entity.  The table below summarizes the assets and liabilities of the entity.  The liabilities are secured only by the assets of the entity, and are non-recourse to us.

	As of March 31,	As of December 31,
(Amounts in thousands)	2013	2012
Total assets	$942,780	$957,730

Total liabilities	$431,110	$443,894

Unconsolidated Variable Interest Entities

As of March 31, 2013, we also have a variable interest in the Warner Building.  We do not consolidate this entity because we are not deemed to be the primary beneficiary and the nature of our involvement in the activities of the entity does not give us power over decisions that significantly affect the entity’s economic performance.  We account for our interest in the entity under the equity method of accounting (see Note 8 – Investments in Partially Owned Entities).  As of March 31, 2013 and December 31, 2012, the carrying amount of our investment in this entity was $10,118,000 and $8,775,000, respectively, and our maximum exposure to loss is limited to our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.  Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value in our consolidated financial statements consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) derivative positions in marketable equity securities, (v) interest rate swaps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at March 31, 2013 and December 31, 2012, respectively.

	As of March 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$382,987	$382,987	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	571,306	-	-	571,306
Deferred compensation plan assets (included in other assets)	109,483	44,473	-	65,010
J.C. Penney derivative position (included in other assets)(1)	8,247	-	8,247	-
Total assets	$1,072,023	$427,460	$8,247	$636,316

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	47,547	-	47,547	-
Total liabilities	$102,644	$55,097	$47,547	$-

(1) Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$398,188	$398,188	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	600,786	-	-	600,786
Deferred compensation plan assets (included in other assets)	105,200	42,569	-	62,631
J.C. Penney derivative position (included in other assets)(1)	11,165	-	11,165	-
Total assets	$1,115,339	$440,757	$11,165	$663,417

Mandatorily redeemable instruments (included in other liabilities)	$55,011	$55,011	$-	$-
Interest rate swap (included in other liabilities)	50,070	-	50,070	-
Total liabilities	$105,081	$55,011	$50,070	$-

(1) Represents the cash deposited with the counterparty in excess of the mark-to-market loss on the derivative position.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At March 31, 2013, our Real Estate Fund had nine investments with an aggregate fair value of $571,306,000, or $81,158,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.3 to 7.3 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at March 31, 2013.

Weighted Average
(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.5% to 19.0%	14.4%
Terminal capitalization rates	5.3% to 6.3%	5.8%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the three months ended March 31, 2013 and 2012.

	Real Estate Investments
	For the Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Beginning balance	$600,786	$346,650
Purchases	13,668	-
Sales/Returns	(56,664)	(31,052)
Unrealized gains	13,516	6,844
Other, net	-	2,072
Ending balance	$571,306	$324,514

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.  Fair Value Measurements – continued

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the three months ended March 31, 2013 and 2012.

	Deferred Compensation Plan Assets
	For the Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Beginning balance	$62,631	$56,221
Purchases	2,707	3,611
Sales	(2,697)	(3,395)
Realized and unrealized gains	1,354	2,392
Other, net	1,015	52
Ending balance	$65,010	$58,881

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of our investment in Toys “R” Us and real estate assets that have been written-down to estimated fair value during 2013 and 2012.  The fair values of these assets are determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  Generally, we consider multiple valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of March 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment in Toys"R" Us	$474,466	$-	$-	$474,466

	As of December 31, 2012
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Investment in Toys"R" Us	$478,041	$-	$-	$478,041
Real estate assets	189,529	-	-	189,529
Condominium units (included in other assets)	52,142	-	-	52,142
Total assets	$719,712	$-	$-	$719,712

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

16.  Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents is classified as Level 1 and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$355,650	$355,650	$543,000	$543,000
Mortgage and mezzanine loans receivable	225,221	230,044	225,359	221,446
	$580,871	$585,694	$768,359	$764,446
Debt:
Mortgages payable	$9,063,084	$9,202,000	$8,663,326	$8,690,000
Senior unsecured notes	1,358,095	1,471,000	1,358,008	1,468,000
Revolving credit facility debt	-	-	1,170,000	1,170,000
	$10,421,179	$10,673,000	$11,191,334	$11,328,000

17.    Incentive Compensation

Our 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan rewards to certain of our employees and officers.  We account for all stock-based compensation in accordance ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense was $7,466,000 and $6,609,000 in the three months ended March 31, 2013 and 2012, respectively.

On March 15, 2013, our Compensation Committee (the “Committee”) approved the 2013 Outperformance Plan, a performance-based equity compensation plan and related form of award agreement (the “2013 OPP”).  Under the 2013 OPP, participants have the opportunity to earn compensation payable in the form of operating partnership units in the second and/or third year during a three-year performance measurement period, if and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to relative total TSR.  Awards under our 2013 OPP may be earned if (i) we achieve a TSR greater than 14% over the two-year performance measurement period, or 21% over the three-year performance measurement period (the “Absolute Component”), and/or (ii) we achieve a TSR above that of the SNL US REIT Index (the “Index”) over a two-year or three-year performance measurement period (the “Relative Component”).  To the extent awards would be earned under the Absolute Component but we underperform the Index, such awards earned would be reduced (and potentially fully negated) based on the degree to which we underperform the Index.  In certain circumstances, in the event we outperform the Index but awards would not otherwise be fully earned under the Absolute Component, awards may be increased under the Relative Component.  To the extent awards would otherwise be earned under the Relative Component but we fail to achieve at least a 6% per annum absolute TSR, such awards earned under the Relative Component would be reduced based on our absolute TSR performance, with no awards being earned in the event our TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which we may outperform the Index.  If the designated performance objectives are achieved, OPP Units are also subject to time-based vesting requirements. Awards earned under the 2013 OPP vest 33% in year three, 33% in year four and 34% in year five. Dividends on awards earned accrue during the performance measurement period. In addition, our executive officers (for the purposes of Section 16 of the Exchange Act) are required to hold earned OPP awards for one year following vesting.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

18.    Fee and Other Income

The following table sets forth the details of fee and other income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2013	2012
BMS cleaning fees	$16,664	$15,510
Signage revenue	6,481	4,590
Management and leasing fees	5,258	4,754
Lease termination fees(1)	60,026	411
Other income	8,796	8,013
	$97,225	$33,278

(1)

On February 6, 2013, we received $124,000,000 pursuant to a settlement agreement with Stop & Shop, which terminates our right to receive $6,000,000 of additional annual rent under a 1992 agreement, for a period potentially through 2031. As a result of this settlement, we collected a $47,900,000 receivable and recognized $59,599,000 of income in the quarter ended March 31, 2013.

Management and leasing fees include management fees from Interstate Properties, a related party, of $202,000 and $199,000 for the three months ended March 31, 2013 and 2012, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “income from partially owned entities” (see Note 8 – Investments in Partially Owned Entities).

19.     Interest and Other Investment (Loss) Income, Net

The following table sets forth the details of interest and other investment (loss) income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2013	2012
Non-cash impairment loss on J.C. Penney owned shares	$(39,487)	$-
(Loss) income from the mark-to-market of J.C. Penney derivative position	(22,540)	1,045
Interest on mezzanine loans receivable	5,077	2,851
Mark-to-market of investments in our deferred compensation plan (1)	3,446	4,127
Dividends and interest on marketable securities	2,770	6,247
Other, net	1,660	1,395
	$(49,074)	$15,665
__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

20.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2013	2012
Interest expense	$124,726	$124,647
Amortization of deferred financing costs	5,422	5,428
Capitalized interest	(8,260)	(16)
	$121,888	$130,059

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

21.    Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options and restricted stock and exchangeable senior debentures in 2012.

	For the Three Months
(Amounts in thousands, except per share amounts)	Ended March 31,
	2013	2012
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$67,592	$183,628
Income from discontinued operations, net of income attributable to noncontrolling interests	195,330	67,894
Net income attributable to Vornado	262,922	251,522
Preferred share dividends	(21,702)	(17,787)
Preferred share redemptions	(9,230)	-
Net income attributable to common shareholders	231,990	233,735
Earnings allocated to unvested participating securities	(56)	(69)
Numerator for basic income per share	231,934	233,666
Impact of assumed conversions:
Interest on 3.88% exchangeable senior debentures	-	6,626
Convertible preferred share dividends	28	29
Numerator for diluted income per share	$231,962	$240,321

Denominator:
Denominator for basic income per share – weighted average shares	186,752	185,370
Effect of dilutive securities(1):
3.88% exchangeable senior debentures	-	5,736
Employee stock options and restricted share awards	727	730
Convertible preferred shares	50	50
Denominator for diluted income per share – weighted average shares and assumed conversions	187,529	191,886

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.20	$0.90
Income from discontinued operations, net	1.04	0.36
Net income per common share	$1.24	$1.26

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.20	$0.90
Income from discontinued operations, net	1.04	0.35
Net income per common share	$1.24	$1.25

(1)

The effect of dilutive securities in the three months ended March 31, 2013 and 2012 excludes an aggregate of 11,997 and 12,943 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

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

Other Commitments and Contingencies

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2013, the aggregate dollar amount of these guarantees and master leases is approximately $305,000,000.

At March 31, 2013, $22,167,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of March 31, 2013, our subsidiaries have funded approximately $4,000,000 of the commitment.

As of March 31, 2013, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $169,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

23.    Segment Information

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to our Other segment.  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended March 31, 2013
					Retail
	Total	New York		Washington, DC	Properties		Toys	Other
Property rentals	$499,237	$274,650		$112,272	$65,134		$-	$47,181
Straight-line rent adjustments	18,532	10,326		2,777	1,482		-	3,947
Amortization of acquired below-market
leases, net	16,866	12,089		506	2,922		-	1,349
Total rentals	534,635	297,065		115,555	69,538		-	52,477
Tenant expense reimbursements	77,013	42,671		10,136	20,633		-	3,573
Cleveland Medical Mart development project	12,143	-		-	-		-	12,143
Fee and other income:
BMS cleaning fees	16,664	21,022		-	-		-	(4,358)
Signage revenue	6,481	6,481		-	-		-	-
Management and leasing fees	5,258	2,064		2,807	479		-	(92)
Lease termination fees	60,026	58		368	59,599		-	1
Other income	8,796	715		5,865	577		-	1,639
Total revenues	721,016	370,076		134,731	150,826		-	65,383
Operating expenses	260,569	160,231		47,322	34,695		-	18,321
Depreciation and amortization	142,354	76,234		30,950	16,990		-	18,180
General and administrative	54,582	8,822		6,925	5,415		-	33,420
Cleveland Medical Mart development project	11,374	-		-	-		-	11,374
Acquisition related costs	601	-		-	-		-	601
Total expenses	469,480	245,287		85,197	57,100		-	81,896
Operating income (loss)	251,536	124,789		49,534	93,726		-	(16,513)
Income applicable to Toys	1,759	-		-	-		1,759	-
Income (loss) from partially owned entities	20,766	5,605		(2,093)	901		-	16,353
Income from Real Estate Fund	16,564	-		-	-		-	16,564
Interest and other investment (loss)
income, net	(49,074)	1,165		76	52		-	(50,367)
Interest and debt expense	(121,888)	(40,618)		(28,250)	(11,641)		-	(41,379)
Net loss on disposition of wholly owned and
partially owned assets	(36,724)	-		-	-		-	(36,724)
Income (loss) before income taxes	82,939	90,941		19,267	83,038		1,759	(112,066)
Income tax expense	(1,073)	(272)		(378)	-		-	(423)
Income (loss) from continuing operations	81,866	90,669		18,889	83,038		1,759	(112,489)
Income from discontinued operations	207,061	-		-	206,642		-	419
Net income (loss)	288,927	90,669		18,889	289,680		1,759	(112,070)
Less net income attributable to
noncontrolling interests in:
Consolidated subsidiaries	(11,286)	(1,581)		-	(96)		-	(9,609)
Operating Partnership	(13,933)	-		-	-		-	(13,933)
Preferred unit distributions of the
Operating Partnership	(786)	-		-	-		-	(786)
Net income (loss) attributable to Vornado	262,922	89,088		18,889	289,584		1,759	(136,398)
Interest and debt expense(2)	188,780	49,689		31,753	14,223		43,182	49,933
Depreciation and amortization(2)	194,185	78,413		35,148	18,519		37,674	24,431
Income tax expense(2)	60,759	347		454	-		59,346	612
EBITDA(1)	$706,646	$217,537	(3)	$86,244	$322,326	(4)	$141,961	$(61,422)	(5)

See notes on page 34.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

23.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended March 31, 2012
					Retail
	Total	New York		Washington, DC	Properties		Toys	Other
Property rentals	$474,989	$233,936		$122,804	$65,150		$-	$53,099
Straight-line rent adjustments	21,348	17,129		1,857	1,333		-	1,029
Amortization of acquired below-market
leases, net	13,774	7,695		523	4,188		-	1,368
Total rentals	510,111	258,760		125,184	70,671		-	55,496
Tenant expense reimbursements	70,793	36,712		10,008	21,272		-	2,801
Cleveland Medical Mart development project	55,059	-		-	-		-	55,059
Fee and other income:
BMS cleaning fees	15,510	22,647		-	-		-	(7,137)
Signage revenue	4,590	4,590		-	-		-	-
Management and leasing fees	4,754	1,108		2,783	836		-	27
Lease termination fees	411	23		-	-		-	388
Other income	8,013	1,757		5,590	341		-	325
Total revenues	669,241	325,597		143,565	93,120		-	106,959
Operating expenses	246,746	145,672		46,202	35,250		-	19,622
Depreciation and amortization	131,541	53,759		42,553	17,907		-	17,322
General and administrative	55,290	8,587		6,950	6,333		-	33,420
Cleveland Medical Mart development project	52,761	-		-	-		-	52,761
Acquisition related costs	685	-		-	-		-	685
Total expenses	487,023	208,018		95,705	59,490		-	123,810
Operating income (loss)	182,218	117,579		47,860	33,630		-	(16,851)
Income applicable to Toys	116,471	-		-	-		116,471	-
Income (loss) from partially owned entities	19,660	4,185		(1,870)	404		-	16,941
Income from Real Estate Fund	11,762	-		-	-		-	11,762
Interest and other investment
income, net	15,665	1,052		44	14		-	14,555
Interest and debt expense	(130,059)	(36,141)		(29,098)	(16,352)		-	(48,468)
Income (loss) before income taxes	215,717	86,675		16,936	17,696		116,471	(22,061)
Income tax expense	(6,825)	(601)		(450)	-		-	(5,774)
Income (loss) from continuing operations	208,892	86,074		16,486	17,696		116,471	(27,835)
Income (loss) from discontinued operations	71,372	(608)		1,586	10,220		-	60,174
Net income	280,264	85,466		18,072	27,916		116,471	32,339
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(9,597)	(2,176)		-	114		-	(7,535)
Operating Partnership	(15,271)	-		-	-		-	(15,271)
Preferred unit distributions of the
Operating Partnership	(3,874)	-		-	-		-	(3,874)
Net income attributable to Vornado	251,522	83,290		18,072	28,030		116,471	5,659
Interest and debt expense(2)	193,082	47,058		33,657	20,438		31,569	60,360
Depreciation and amortization(2)	191,173	61,911		48,260	22,275		34,706	24,021
Income tax expense(2)	51,440	693		523	-		43,203	7,021
EBITDA(1)	$687,217	$192,952	(3)	$100,512	$70,743	(4)	$225,949	$97,061	(5)

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2013	2012
	Office	$146,296	$135,180
	Retail	60,382	44,920
	Alexander's	10,541	13,371
	Hotel Pennsylvania	318	(519)
	Total New York	$217,537	$192,952

(4)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2013	2012
	Strip shopping centers(a)	$103,361	$46,908
	Regional malls(b)	218,965	23,835
	Total Retail properties	$322,326	$70,743

	(a)	The three months ended March 31, 2013, includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

	(b)	The three months ended March 31, 2013, includes a $202,275 net gain on sale of Green Acres Mall.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

23. Segment Information - continued

	Notes to preceding tabular information - continued:

(5)	The elements of "other" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2013	2012
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,462	$2,118
	Net unrealized gains	3,379	1,711
	Carried interest	2,183	-
	Total	7,024	3,829
	LNR	20,443	15,562
	Merchandise Mart Building, 7 West 34th Street and trade shows	14,713	15,300
	555 California Street	10,629	10,315
	Other investments	11,807	18,518
		64,616	63,524
	Corporate general and administrative expenses(a)	(22,756)	(22,317)
	Investment income and other, net(a)	11,336	12,334
	Impairment loss on J.C. Penney owned shares	(39,487)	-
	Loss on sale of J.C. Penney common shares	(36,800)	-
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(22,540)	1,045
	Merchandise Mart reduction-in-force and severance costs	(2,612)	(506)
	Merchandise Mart discontinued operations	2,141	7,900
	Acquisition related costs	(601)	(685)
	Net gain on sale of 350 West Mart Center	-	54,911
	Net income attributable to noncontrolling interests in the Operating Partnership	(13,933)	(15,271)
	Preferred unit distributions of the Operating Partnership	(786)	(3,874)
		$(61,422)	$97,061

	(a)		The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of March 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 6, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2013.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the Morgan Stanley REIT Index (“RMS”) and the FTSE NAREIT Office REIT Index (“Office REIT”) for the following periods ended March 31, 2013.

	Total Return(1)
	Vornado	Office REIT	RMS
Quarter	5.3%	7.8%	8.1%
One-year	4.1%	11.2%	14.9%
Three-year	23.5%	32.9%	61.4%
Five-year	16.6%	20.4%	38.8%
Ten-year	252.5%	148.8%	219.8%

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

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for additional information regarding these factors.

Overview – continued

Quarter Ended March 31, 2013 Financial Results Summary

Net income attributable to common shareholders for the quarter ended March 31, 2013 was $231,990,000, or $1.24 per diluted share, compared to $233,735,000, or $1.25 per diluted share for the quarter ended March 31, 2012. Net income for the quarters ended March 31, 2013 and 2012 include $202,794,000 and $56,478,000, respectively, of net gains on sale of real estate, and $5,164,000 and $8,875,000, respectively, of real estate impairment losses.  In addition, the quarters ended March 31, 2013 and 2012 include certain items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $159,767,000, or $0.85 per diluted share for the quarter ended March 31, 2013 and $186,636,000, or $0.97 per diluted share for the quarter ended March 31, 2012.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended March 31, 2013 was $201,820,000, or $1.08 per diluted share, compared to $348,452,000, or $1.82 per diluted share for the quarter ended March 31, 2012.  FFO for the quarters ended March 31, 2013 and 2012 include certain items that affect comparability, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO by $11,432,000, or $0.06 per diluted share for the quarter ended March 31, 2013 and increased FFO by $161,590,000, or $0.84 per diluted share for the quarter ended March 31, 2012.

	For the Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Items that affect comparability income (expense):
Stop & Shop litigation settlement income	$59,599	$-
Toys "R" Us FFO (after a $78,542 impairment loss in 2013)	16,684	132,288
FFO from discontinued operations, including LNR and discontinued operations of Alexander's	26,053	39,175
Non-cash impairment loss on J.C Penney owned shares	(39,487)	-
Loss on sale of J.C. Penney common shares	(36,800)	-
(Loss) income from the mark-to-market of J.C. Penney derivative position	(22,540)	1,045
Preferred share redemptions	(9,230)	-
Merchandise Mart reduction-in-force and severance costs	(2,612)	(506)
Other, net	(3,773)	190
	(12,106)	172,192
Noncontrolling interests' share of above adjustments	674	(10,602)
Items that affect comparability, net	$(11,432)	$161,590

The percentage increase (decrease) in GAAP basis and Cash basis same store EBITDA of our operating segments for the three months ended March 31, 2013 over the three months ended March 31, 2012 is summarized below.

					Retail
Same Store EBITDA:		New York		Washington, DC	Properties
	March 31, 2013 vs. March 31, 2012
	GAAP basis	4.6%		(7.4%)	2.8%
	Cash basis	9.1%		(9.4%)	2.2%

	March 31, 2013 vs. December 31, 2012
	GAAP basis	(5.7%)	(1)	6.7%	(2.1%)
	Cash basis	(7.7%)	(1)	3.0%	(1.2%)

(1)	Excluding the Hotel Pennsylvania, same store deceased by 0.4% and 1.8% on a GAAP and Cash basis, respectively.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

2013 Dispositions

On January 24, 2013, we completed the sale of the Green Acres Mall located in Valley Stream, New York, for $500,000,000.  The sale resulted in net proceeds of $185,000,000, after repaying the existing loan and closing costs, and a net gain of $202,275,000.

In the second quarter of 2013, LNR was sold for $1.053 billion.  We owned 26.2% of LNR and received net proceeds of approximately $241,000,000.

In the second quarter of 2013, we sold The Plant, a power strip shopping center in San Jose, California, for $203,000,000.  The sale resulted in net proceeds of approximately $98,000,000, after repaying the existing loan and closing costs, and a net gain of approximately $33,000,000, which will be recognized in the second quarter.

In the second quarter of 2013, we sold a retail property in Philadelphia, which is a part of the Gallery at Market Street, for $60,000,000. The sale resulted in net proceeds of $58,000,000, and a net gain of $33,000,000, which will be recognized in the second quarter.

In the second quarter of 2013, a site located in the Downtown Crossing district of Boston was sold by a joint venture, which we owned 50% of.  Our share of the net proceeds were approximately $45,000,000, which resulted in a $2,335,000 impairment loss that was recognized in the first quarter.

In the second quarter of 2013, we entered into an agreement to sell a parcel of land known as Harlem Park located at 1800 Park Avenue (at 125th Street) in New York City for $65,000,000, plus additional amounts which may be received for brownfield credits.  The sale will result in net proceeds of approximately $62,000,000 and a net gain of approximately $22,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the second quarter.

2013 Financings

Secured Debt

On February 20, 2013, we completed a $390,000,000 financing of the retail condominium located at 666 Fifth Avenue at 53rd Street, which we had acquired December 2012.  The 10-year fixed-rate interest only loan bears interest at 3.61%.  This property was previously unencumbered.  The net proceeds from this financing were approximately $387,000,000.

On March 25, 2013, we completed a $300,000,000 financing of the Outlets at Bergen Town Center, a 948,000 square foot shopping center located in Paramus, New Jersey.  The 10-year fixed-rate interest only loan bears interest at 3.56%.  The property was previously encumbered by a $282,000,000 floating-rate loan.

Unsecured Revolving Credit Facility

On March 28, 2013, we extended one of our two revolving credit facilities from June 2015 to June 2017, with two six-month extension options. The interest on the extended facility was reduced from LIBOR plus 135 basis points to LIBOR plus 115 basis points. In addition, the facility fee was reduced from 30 basis points to 20 basis points.

Overview – continued

2013 Financings – continued

Preferred Equity

On January 25, 2013, we sold 12,000,000 5.40% Series L Cumulative Redeemable Preferred Shares at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement.  We retained aggregate net proceeds of $290,710,000, after underwriters’ discounts and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 Series L Preferred Units (with economic terms that mirror those of the Series L Preferred Shares).  Dividends on the Series L Preferred Shares are cumulative and payable quarterly in arrears.  The Series L Preferred Shares are not convertible into, or exchangeable for, any of our properties or securities.  On or after five years from the date of issuance (or sooner under limited circumstances), we may redeem the Series L Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.  The Series L Preferred Shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

On February 19, 2013, we redeemed all of the outstanding 6.75% Series F Cumulative Redeemable Preferred Shares and 6.75% Series H Cumulative Redeemable Preferred Shares at par, for an aggregate of $262,500,000 in cash, plus accrued and unpaid dividends through the date of redemption.

Recently Issued Accounting Literature

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires additional disclosures regarding significant reclassifications out of each component of accumulated other comprehensive income, including the effect on the respective line items of net income for amounts that are required to be reclassified into net income in their entirety and cross-references to other disclosures providing additional information for amounts that are not required to be reclassified into net income in their entirety.  The adoption of this update on January 1, 2013, did not have a material impact on our consolidated financial statements, but resulted in additional disclosures.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2013.

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

		New York		Washington, DC	Retail Properties
(Square feet in thousands)		Office	Retail	Office	Strips	Malls

Quarter Ended March 31, 2013:
Total square feet leased		909	32	297	644	159
Our share of square feet leased:		844	26	259	644	139
	Initial rent (1)	$56.88	$279.95	$40.68	$14.30	$30.28
	Weighted average lease term (years)	15.2	7.8	4.8	5.5	8.4
	Second generation relet space:
	Square feet	813	26	165	551	17
	Cash basis:
	Initial rent (1)	$56.64	$279.95	$38.33	$13.34	$52.87
	Prior escalated rent	$56.20	$95.35	$37.03	$12.22	$51.15
	Percentage increase	0.8%	193.6%	3.5%	9.2%	3.4%
	GAAP basis:
	Straight-line rent (2)	$58.63	$314.09	$37.69	$13.55	$53.89
	Prior straight-line rent	$50.93	$95.88	$35.73	$12.00	$49.41
	Percentage increase	15.1%	227.6%	5.5%	12.9%	9.1%
	Tenant improvements and leasing
	commissions:
	Per square foot	$65.76	$150.08	$40.53	$1.36	$14.38
	Per square foot per annum	$4.33	$19.33	$8.44	$0.25	$1.71
	Percentage of initial rent	7.6%	6.9%	20.7%	1.7%	5.6%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview – continued

Square footage (in service) and Occupancy as of March 31, 2013:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,817	16,835	96.0%
Retail	49	2,209	2,053	96.5%
Alexander's	6	2,179	706	99.2%
Hotel Pennsylvania	1	1,400	1,400
Residential (1,655 units)	4	1,523	870	96.4%
		27,128	21,864	96.1%

Washington, DC:
Office	59	15,943	13,557	80.9%
Residential (2,414 units)	7	2,597	2,455	97.7%
Hotel and Warehouses	7	359	359	100.0%
		18,899	16,371	83.8%

Retail Properties:
Strip Shopping Centers	101	14,488	14,044	93.7%
Regional Malls	6	5,246	3,609	93.3%
		19,734	17,653	93.6%

Other:
Merchandise Mart	2	3,991	3,982	92.0%
555 California Street	3	1,795	1,257	93.7%
Primarily Warehouses	5	971	971	52.9%
		6,757	6,210

Total square feet at March 31, 2013		72,518	62,098

Square footage (in service) and Occupancy as of December 31, 2012:
		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,729	16,751	95.9%
Retail	49	2,217	2,057	96.8%
Alexander's	6	2,179	706	99.1%
Hotel Pennsylvania	1	1,400	1,400
Residential (1,655 units)	4	1,528	873	96.9%
		27,053	21,787	96.2%

Washington, DC:
Office	59	16,106	13,637	81.2%
Residential (2,414 units)	7	2,599	2,457	97.9%
Hotel and Warehouses	7	435	435	100.0%
		19,140	16,529	84.1%

Retail Properties:
Strip Shopping Centers	102	14,521	14,077	93.6%
Regional Malls	6	5,244	3,608	92.7%
		19,765	17,685	93.4%

Other:
Merchandise Mart	2	3,991	3,982	92.6%
555 California Street	3	1,795	1,257	93.1%
Primarily Warehouses	5	971	971	55.9%
		6,757	6,210

Total square feet at December 31, 2012		72,715	62,211

Overview - continued

Washington, DC Segment

In our Form 10-K for the year ended December 31, 2012, we estimated that 2013 EBITDA will be between $5,000,000 and $15,000,000 lower than 2012 EBITDA.  As of March 31, 2013, EBITDA from continuing operations was lower than 2012 by approximately $9,700,000.

Of the 2,395,000 square feet subject to BRAC, 348,000 square feet has been taken out of service for redevelopment and 552,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of March 31, 2013.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of March 31, 2013	$39.80	528,000	380,000	88,000	60,000
Leases pending	45.00	24,000	24,000	-	-
Taken out of service for redevelopment		348,000	348,000	-	-
		900,000	752,000	88,000	60,000

To Be Resolved:
Vacated as of March 31, 2013	35.77	1,078,000	519,000	473,000	86,000
Expiring in:
2013	39.47	43,000	-	43,000	-
2014	32.72	304,000	103,000	201,000	-
2015	43.06	70,000	65,000	5,000	-
		1,495,000	687,000	722,000	86,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

In 2012, due to the rising vacancy rate at the Skyline properties (43.4% at March 31, 2013), primarily from the effects of the BRAC statute; insufficient cash flows to pay current obligations, including interest payments to the lender; and the significant amount of capital required to re-tenant these properties, we requested that the mortgage loan be transferred to the special servicer.  In connection therewith, we entered into a forbearance agreement with the special servicer, that provides for interest shortfalls to be deferred and added to the principal balance of the loan and not give rise to a loan default.  The forbearance agreement was amended on March 28, 2013, to extend its maturity through June 1, 2013.  As of March 31, 2013, the deferred interest amounted to $37,127,000.  We continue to negotiate with the special servicer to restructure the terms of the loan.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2013 and 2012

As a result of certain organizational changes and asset sales in 2012, the Merchandise Mart segment no longer meets the criteria to be a separate reportable segment; accordingly, effective January 1, 2013, the remaining assets have been reclassified to our Other segment.  We have also reclassified the prior period segment financial results to conform to the current year presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended March 31, 2013
					Retail
	Total	New York		Washington, DC	Properties		Toys	Other
Property rentals	$499,237	$274,650		$112,272	$65,134		$-	$47,181
Straight-line rent adjustments	18,532	10,326		2,777	1,482		-	3,947
Amortization of acquired below-market
leases, net	16,866	12,089		506	2,922		-	1,349
Total rentals	534,635	297,065		115,555	69,538		-	52,477
Tenant expense reimbursements	77,013	42,671		10,136	20,633		-	3,573
Cleveland Medical Mart development project	12,143	-		-	-		-	12,143
Fee and other income:
BMS cleaning fees	16,664	21,022		-	-		-	(4,358)
Signage revenue	6,481	6,481		-	-		-	-
Management and leasing fees	5,258	2,064		2,807	479		-	(92)
Lease termination fees	60,026	58		368	59,599		-	1
Other income	8,796	715		5,865	577		-	1,639
Total revenues	721,016	370,076		134,731	150,826		-	65,383
Operating expenses	260,569	160,231		47,322	34,695		-	18,321
Depreciation and amortization	142,354	76,234		30,950	16,990		-	18,180
General and administrative	54,582	8,822		6,925	5,415		-	33,420
Cleveland Medical Mart development project	11,374	-		-	-		-	11,374
Acquisition related costs	601	-		-	-		-	601
Total expenses	469,480	245,287		85,197	57,100		-	81,896
Operating income (loss)	251,536	124,789		49,534	93,726		-	(16,513)
Income applicable to Toys	1,759	-		-	-		1,759	-
Income (loss) from partially owned entities	20,766	5,605		(2,093)	901		-	16,353
Income from Real Estate Fund	16,564	-		-	-		-	16,564
Interest and other investment (loss)
income, net	(49,074)	1,165		76	52		-	(50,367)
Interest and debt expense	(121,888)	(40,618)		(28,250)	(11,641)		-	(41,379)
Net loss on disposition of wholly owned and
partially owned assets	(36,724)	-		-	-		-	(36,724)
Income (loss) before income taxes	82,939	90,941		19,267	83,038		1,759	(112,066)
Income tax expense	(1,073)	(272)		(378)	-		-	(423)
Income (loss) from continuing operations	81,866	90,669		18,889	83,038		1,759	(112,489)
Income from discontinued operations	207,061	-		-	206,642		-	419
Net income (loss)	288,927	90,669		18,889	289,680		1,759	(112,070)
Less net income attributable to
noncontrolling interests in:
Consolidated subsidiaries	(11,286)	(1,581)		-	(96)		-	(9,609)
Operating Partnership	(13,933)	-		-	-		-	(13,933)
Preferred unit distributions of the
Operating Partnership	(786)	-		-	-		-	(786)
Net income (loss) attributable to Vornado	262,922	89,088		18,889	289,584		1,759	(136,398)
Interest and debt expense(2)	188,780	49,689		31,753	14,223		43,182	49,933
Depreciation and amortization(2)	194,185	78,413		35,148	18,519		37,674	24,431
Income tax expense(2)	60,759	347		454	-		59,346	612
EBITDA(1)	$706,646	$217,537	(3)	$86,244	$322,326	(4)	$141,961	$(61,422)	(5)

EBITDA for the Retail Properties segment above includes income from discontinued operations and other gains and losses that affect comparability that are described in the “Overview,” aggregating $269,059.  Excluding these items, EBITDA for the Retail Properties segment was $53,267.

__________________________

See notes on page 47.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2013 and 2012 - continued

(Amounts in thousands)	For the Three Months Ended March 31, 2012
					Retail
	Total	New York		Washington, DC	Properties		Toys	Other
Property rentals	$474,989	$233,936		$122,804	$65,150		$-	$53,099
Straight-line rent adjustments	21,348	17,129		1,857	1,333		-	1,029
Amortization of acquired below-market
leases, net	13,774	7,695		523	4,188		-	1,368
Total rentals	510,111	258,760		125,184	70,671		-	55,496
Tenant expense reimbursements	70,793	36,712		10,008	21,272		-	2,801
Cleveland Medical Mart development project	55,059	-		-	-		-	55,059
Fee and other income:
BMS cleaning fees	15,510	22,647		-	-		-	(7,137)
Signage revenue	4,590	4,590		-	-		-	-
Management and leasing fees	4,754	1,108		2,783	836		-	27
Lease termination fees	411	23		-	-		-	388
Other income	8,013	1,757		5,590	341		-	325
Total revenues	669,241	325,597		143,565	93,120		-	106,959
Operating expenses	246,746	145,672		46,202	35,250		-	19,622
Depreciation and amortization	131,541	53,759		42,553	17,907		-	17,322
General and administrative	55,290	8,587		6,950	6,333		-	33,420
Cleveland Medical Mart development project	52,761	-		-	-		-	52,761
Acquisition related costs	685	-		-	-		-	685
Total expenses	487,023	208,018		95,705	59,490		-	123,810
Operating income (loss)	182,218	117,579		47,860	33,630		-	(16,851)
Income applicable to Toys	116,471	-		-	-		116,471	-
Income (loss) from partially owned entities	19,660	4,185		(1,870)	404		-	16,941
Income from Real Estate Fund	11,762	-		-	-		-	11,762
Interest and other investment
income, net	15,665	1,052		44	14		-	14,555
Interest and debt expense	(130,059)	(36,141)		(29,098)	(16,352)		-	(48,468)
Income (loss) before income taxes	215,717	86,675		16,936	17,696		116,471	(22,061)
Income tax expense	(6,825)	(601)		(450)	-		-	(5,774)
Income (loss) from continuing operations	208,892	86,074		16,486	17,696		116,471	(27,835)
Income (loss) from discontinued operations	71,372	(608)		1,586	10,220		-	60,174
Net income	280,264	85,466		18,072	27,916		116,471	32,339
Less net (income) loss attributable to
noncontrolling interests in:
Consolidated subsidiaries	(9,597)	(2,176)		-	114		-	(7,535)
Operating Partnership	(15,271)	-		-	-		-	(15,271)
Preferred unit distributions of the
Operating Partnership	(3,874)	-		-	-		-	(3,874)
Net income attributable to Vornado	251,522	83,290		18,072	28,030		116,471	5,659
Interest and debt expense(2)	193,082	47,058		33,657	20,438		31,569	60,360
Depreciation and amortization(2)	191,173	61,911		48,260	22,275		34,706	24,021
Income tax expense(2)	51,440	693		523	-		43,203	7,021
EBITDA(1)	$687,217	$192,952	(3)	$100,512	$70,743	(4)	$225,949	$97,061	(5)

EBITDA for the New York, Washington, DC and Retail Properties segments above include income from discontinued operations and other gains and losses that affect comparability that are described in the “Overview,” aggregating $2,478, $4,539 and $18,596, respectively.  Excluding these items, EBITDA for the New York, Washington, DC and Retail Properties segments was $190,474, $95,973 and $52,147, respectively.

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2013 and 2012 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2013	2012
	Office	$146,296	$135,180
	Retail	60,382	44,920
	Alexander's (decrease due to sale of Kings Plaza in November 2012)	10,541	13,371
	Hotel Pennsylvania	318	(519)
	Total New York	$217,537	$192,952

(4)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2013	2012
	Strip shopping centers(a)	$103,361	$46,908
	Regional malls(b)	218,965	23,835
	Total Retail properties	$322,326	$70,743

	(a)

Includes income from discontinued operations and other gains and losses that affect comparability, aggregating $65,937 and $10,317 for the three months ended March 31, 2013 and 2012, respectively. Excluding these items, EBITDA was $37,424 and $36,591, respectively.

	(b)

Includes income from discontinued operations and other gains and losses that affect comparability, aggregating $203,122 and $8,279 for the three months ended March 31, 2013 and 2012, respectively. Excluding these items, EBITDA was $15,843 and $15,556, respectively.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2013 and 2012 - continued

	Notes to preceding tabular information - continued:

(5)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2013	2012
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,462	$2,118
	Net unrealized gains	3,379	1,711
	Carried interest	2,183	-
	Total	7,024	3,829
	LNR	20,443	15,562
	Merchandise Mart Building, 7 West 34th Street and trade shows	14,713	15,300
	555 California Street	10,629	10,315
	Other investments	11,807	18,518
		64,616	63,524
	Corporate general and administrative expenses(a)	(22,756)	(22,317)
	Investment income and other, net(a)	11,336	12,334
	Impairment loss on J.C. Penney owned shares	(39,487)	-
	Loss on sale of J.C. Penney common shares	(36,800)	-
	(Loss) income from the mark-to-market of J.C. Penney derivative position	(22,540)	1,045
	Merchandise Mart reduction-in-force and severance costs	(2,612)	(506)
	Merchandise Mart discontinued operations	2,141	7,900
	Acquisition related costs	(601)	(685)
	Net gain on sale of 350 West Mart Center	-	54,911
	Net income attributable to noncontrolling interests in the Operating Partnership	(13,933)	(15,271)
	Preferred unit distributions of the Operating Partnership	(786)	(3,874)
		$(61,422)	$97,061

	(a)	The amounts in these captions (for this table only) exclude the mark-to-market of our deferred compensation plan assets and offsetting liability.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations and other gains and losses that affect comparability), from our New York, Washington, DC and Retail Properties segments.

	For the Three Months
	Ended March 31,
	2013	2012
Region:
New York City metropolitan area	72%	67%
Washington, DC / Northern Virginia metropolitan area	25%	29%
Puerto Rico	1%	2%
California	1%	1%
Other geographies	1%	1%
	100%	100%

Results of Operations – Three Months Ended March 31, 2013 Compared to March 31, 2012

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, hotel revenues, trade shows revenues, amortization of acquired below-market leases, net of above-market leases and fee income, were $721,016,000 for the three months ended March 31, 2013, compared to $669,241,000 in the prior year’s three months, an increase of $51,775,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail
Increase (decrease) due to:	Total		New York	Washington, DC		Properties		Other
Property rentals:
Acquisitions	$25,607		$26,184	$-		$(577)		$-
Development (out of service)	(3,674)		(152)	(2,348)		(1,156)		(18)
Hotel Pennsylvania	2,257		2,257	-		-		-
Trade Shows	(4,305)		-	-		-		(4,305)
Amortization of acquired below-market
leases, net	3,092		4,394	(17)		(1,266)		(19)
Leasing activity (see page 42)	1,547		5,622	(7,264)	(1)	1,866		1,323
	24,524		38,305	(9,629)		(1,133)		(3,019)

Tenant expense reimbursements:
Acquisitions/development	(645)		2,068	(508)		(2,108)		(97)
Operations	6,865		3,891	636		1,469		869
	6,220		5,959	128		(639)		772

Cleveland Medical Mart development
project	(42,916)	(2)	-	-		-		(42,916)	(2)

Fee and other income:
BMS cleaning fees	1,154		(1,625)	-		-		2,779	(3)
Signage revenue	1,891		1,891	-		-		-
Management and leasing fees	504		956	24		(357)		(119)
Lease termination fees	59,615		35	368		59,599	(4)	(387)
Other income	783		(1,042)	275		236		1,314
	63,947		215	667		59,478		3,587

Total increase (decrease) in revenues	$51,775		$44,479	$(8,834)		$57,706		$(41,576)

(1)	Results primarily from a decrease in occupancy.

(2)	This decrease in income is offset by a decrease in development costs expensed in the period. See note (3) on page 50.

(3)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 50.

(4)	Represents income recognized in the current period in connection with the settlement of the Stop & Shop litigation.

Results of Operations – Three Months Ended March 31, 2013 Compared to March 31, 2012 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $469,480,000 for the three months ended March 31, 2013, compared to $487,023,000 in the prior year’s three months, a decrease of $17,543,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions	$10,922		$11,184	$-	$(262)	$-
Development (out of service)	(3,974)		(660)	(600)	(2,158)	(556)
Non-reimbursable expenses, including
bad debt reserves	271		(371)	825	(576)	393
Hotel Pennsylvania	1,397		1,397	-	-	-
Trade Shows	(3,309)		-	-	-	(3,309)
BMS expenses	1,917		(862)	-	-	2,779	(2)
Operations	6,599		3,871	895	2,441	(608)
	13,823		14,559	1,120	(555)	(1,301)

Depreciation and amortization:
Acquisitions/development	4,420		18,078	(12,524)	(1,052)	(82)
Operations	6,393		4,397	921	135	940
	10,813		22,475	(11,603)	(917)	858

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	(681)		-	-	-	(681)
Reduction-in-force and severance costs	2,106		-	-	-	2,106
Operations	(2,133)		235	(25)	(918)	(1,425)
	(708)		235	(25)	(918)	-

Cleveland Medical Mart development
project	(41,387)	(3)	-	-	-	(41,387)	(3)

Acquisition related costs	(84)		-	-	-	(84)

Total (decrease) increase in expenses	$(17,543)		$37,269	$(10,508)	$(2,390)	$(41,914)

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment (loss) income, net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (3) on page 49.

(3)	This decrease in expense is offset by the decrease in development revenue in the period. See note (2) on page 49.

Results of Operations – Three Months Ended March 31, 2013 Compared to March 31, 2012 - continued

Income Applicable to Toys

In the three months ended December 31, 2012 we recorded a $40,000,000 non-cash impairment loss with regards to our investment in Toys and disclosed, that if current facts don’t change, our share of Toys’ undistributed income, which in accordance with the equity method of accounting, would increase the carrying amount of our investment above fair value, would require an offsetting impairment loss.

In the three months ended March 31, 2013, we recognized our 32.5% share of Toys’ fourth quarter net income of $78,542,000 and a corresponding non-cash impairment loss of the same amount.  Our income applicable to Toys after the impairment loss was $1,759,000, representing management fees earned and received.

In the three months ended March 31, 2012, we recognized net income of $116,471,000 from our investment in Toys, comprised of $114,184,000 for our 32.7% share of Toys’ net income and $2,287,000 of management fees.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended March 31, 2013 and 2012.

	Percentage	For the Three Months Ended
	Ownership at	March 31,
(Amounts in thousands)	March 31, 2013	2013	2012
Equity in Net Income (Loss):
Alexander's	32.4%	$6,076	$8,021
Lexington (1)	n/a	(979)	930
LNR (see page 40)	26.2%	18,731	13,250
India real estate ventures	4.0%-36.5%	(767)	(793)
Partially owned office buildings:
280 Park Avenue	49.5%	(2,569)	(5,595)
Warner Building	55.0%	(2,346)	(3,010)
666 Fifth Avenue Office Condominium	49.5%	2,019	1,715
330 Madison Avenue	25.0%	1,304	794
One Park Avenue	30.3%	457	331
Rosslyn Plaza	43.7%-50.4%	(446)	158
1101 17th Street	55.0%	384	683
West 57th Street Properties	50.0%	172	313
Fairfax Square	20.0%	(45)	(12)
Other partially owned office buildings	Various	488	527
Other investments:
Downtown Crossing, Boston (2)	50.0%	(2,374)	(334)
Monmouth Mall	50.0%	859	362
Independence Plaza (3)	n/a	-	1,682
Other investments (4)	Various	(198)	638
		$20,766	$19,660

(1)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

(2)

On April 24, 2013, the joint venture sold the site in Downtown Crossing, Boston, and we received approximately $45,000 for our 50% interest. In connection therewith we recognized a $2,335 impairment loss in the first quarter.

(3)		In December 2012, we acquired a 58.75% interest in Independence Plaza and began to consolidate the accounts of the property into our consolidated financial statements.

(4)		Includes interests in 85 10th Avenue, Fashion Centre Mall, 50-70 West 93rd Street and others.

Results of Operations – Three Months Ended March 31, 2013 Compared to March 31, 2012 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the three months ended March 31, 2013 and 2012.

(Amounts in thousands)	For the Three Months Ended March 31,
	2013	2012
Operating income	$3,048	$4,918
Net unrealized gains	13,516	6,844
Income from Real Estate Fund	16,564	11,762
Less (income) attributable to noncontrolling interests	(9,540)	(7,933)
Income from Real Estate Fund attributable to Vornado (1)	$7,024	$3,829
___________________________________

(1)

Excludes management, leasing and development fees of $682 and $703 for the three months ended March 31, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Interest and other investment (loss) income, net (comprised of impairment losses on marketable equity securities, the mark-to-market of derivative positions in marketable equity securities, interest income on mortgage and mezzanine loans receivable and other interest and dividend income) was a loss of $49,074,000 in the three months ended March 31, 2013, compared to income of $15,665,000 in the prior year’s three months, a decrease in income of $64,739,000. This decrease resulted from:

(Amounts in thousands)
Non-cash impairment loss on J.C. Penney owned shares in 2013	$(39,487)
J.C. Penney derivative position ($22,540 mark-to-market loss in 2013, compared to a $1,045
mark-to-market gain in 2012)	(23,585)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	(681)
Other, net	(986)
$(64,739)

Interest and Debt Expense

Interest and debt expense was $121,888,000 in the three months ended March 31, 2013, compared to $130,059,000 in the prior year’s three months, a decrease of $8,171,000.  This decrease was primarily due to $8,244,000 of higher capitalized interest in the current period.

Net Loss on Disposition of Wholly Owned and Partially Owned Assets

Net loss on disposition of wholly owned and partially owned assets was $36,724,000 in the three months ended March 31, 2013, and resulted primarily from the sale of 10,000,000 J.C. Penney common shares.

Income Tax Expense

Income tax expense was $1,073,000 in the three months ended March 31, 2013, compared to $6,825,000 in the prior year’s three months, a decrease of $5,752,000.  This decrease resulted primarily from a $4,277,000 income tax provision in the prior year’s three months applicable to a taxable REIT subsidiary that was liquidated in the fourth quarter of 2012.

Results of Operations – Three Months Ended March 31, 2013 Compared to March 31, 2012 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Total revenues	$23,686	$59,934
Total expenses	17,440	44,379
	6,246	15,555
Net gain on sale of Green Acres Mall	202,275	-
Net gain on sale of 350 West Mart Center	-	54,911
Impairment loss	(1,514)	-
Net gains on sale of other real estate	54	906
Income from discontinued operations	$207,061	$71,372

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $11,286,000 in the three months ended March 31, 2013, compared to $9,597,000 in the prior year’s three months, an increase of $1,689,000.  This increase resulted primarily from a $1,607,000 increase in income allocated to the noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $13,933,000 in the three months ended March 31, 2013, compared to $15,271,000 in the prior year’s three months, a decrease of $1,338,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Unit Distributions of the Operating Partnership

Preferred unit distributions of the Operating Partnership were $786,000 in the three months ended March 31, 2013, compared to $3,874,000 in the prior year’s three months, a decrease of $3,088,000.  This decrease resulted from the redemption of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012.

Preferred Share Dividends

Preferred share dividends were $21,702,000 in the three months ended March 31, 2013, compared to $17,787,000 in the prior year’s three months, an increase of $3,915,000.  This increase resulted primarily from the issuance of $300,000,000 of 5.70% Series K cumulative redeemable preferred shares in July 2012, and $300,000,000 of 5.40% Series L cumulative redeemable preferred shares in January 2013, partially offset by the redemption of $262,500,000 of 6.75% Series F and Series H cumulative redeemable preferred shares in February 2013 and $75,000,000 of 7.0% Series E cumulative redeemable preferred shares in August 2012.

Preferred Share Redemptions

In the three months ended March 31, 2013, we recognized $9,230,000 of expense in connection with the redemption of the 6.75% Series F and Series H cumulative redeemable preferred shares.

Results of Operations – Three Months Ended March 31, 2013 Compared to March 31, 2012 - continued

Reconciliation of EBITDA to Same Store EBITDA

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

Below are same store EBITDA results on a GAAP and cash basis for each of our segments and a reconciliation of EBITDA to same store EBITDA for the three months ended March 31, 2013 and 2012.

			Retail
(Amounts in thousands)	New York	Washington, DC	Properties
EBITDA for the three months ended March 31, 2013	$217,537	$86,244	$322,326
Add-back: non-property level overhead expenses included above	8,822	6,925	5,415
Less: EBITDA from acquisitions, dispositions and other non-operating
income or expenses	(24,046)	(2,274)	(268,598)
GAAP basis same store EBITDA for the three months ended March 31, 2013	202,313	90,895	59,143
Less: Adjustments for straight-line rents, amortization of below-market
leases, net, and other non-cash adjustments	(26,212)	(3,944)	(3,114)
Cash basis same store EBITDA for the three months ended March 31, 2013	$176,101	$86,951	$56,029

EBITDA for the three months ended March 31, 2012	$192,952	$100,512	$70,743
Add-back: non-property level overhead expenses included above	8,587	6,950	6,333
Less: EBITDA from acquisitions, dispositions and other non-operating
income or expenses	(8,051)	(9,288)	(19,571)
GAAP basis same store EBITDA for the three months ended March 31, 2012	193,488	98,174	57,505
Less: Adjustments for straight-line rents, amortization of below-market
leases, net, and other non-cash adjustments	(32,030)	(2,189)	(2,664)
Cash basis same store EBITDA for the three months ended March 31, 2012	$161,458	$95,985	$54,841

Increase (decrease) in GAAP basis same store EBITDA for the three months ended
March 31, 2013 over the three months ended March 31, 2012	$8,825	$(7,279)	$1,638

Increase (decrease) in Cash basis same store EBITDA for the three months ended
March 31, 2013 over the three months ended March 31, 2012	$14,643	$(9,034)	$1,188

% increase (decrease) in GAAP basis same store EBITDA	4.6%	(7.4%)	2.8%

% increase (decrease) in Cash basis same store EBITDA	9.1%	(9.4%)	2.2%

SUPPLEMENTAL INFORMATION

Reconciliation of EBITDA to Same Store EBITDA - Three Months Ended March 31, 2013 vs. December 31, 2012

Below are the same store EBITDA results on a GAAP and cash basis for each of our segments and a reconciliation of EBITDA to Same Store EBITDA for the three months ended March 31, 2013 and December 31, 2012.

			Retail
(Amounts in thousands)	New York	Washington, DC	Properties
EBITDA for the three months ended March 31, 2013	$217,537	$86,244	$322,326
Add-back: non-property level overhead expenses included above	8,822	6,925	5,415
Less: EBITDA from acquisitions, dispositions and other non-operating
income or expenses	(23,775)	(2,274)	(268,598)
GAAP basis same store EBITDA for the three months ended March 31, 2013	202,584	90,895	59,143
Less: Adjustments for straight-line rents, amortization of below-market
leases, net, and other non-cash adjustments	(26,212)	(3,944)	(3,114)
Cash basis same store EBITDA for the three months ended March 31, 2013	$176,372	$86,951	$56,029

EBITDA for the three months ended December 31, 2012(1)	$407,823	$118,021	$(20,074)
Add-back: non-property level overhead expenses included above	8,073	7,388	4,851
Less: EBITDA from acquisitions, dispositions and other non-operating
income or expenses	(201,038)	(40,209)	75,643
GAAP basis same store EBITDA for the three months ended December 31, 2012	214,858	85,200	60,420
Less: Adjustments for straight-line rents, amortization of below-market
leases, net, and other non-cash adjustments	(23,781)	(775)	(3,738)
Cash basis same store EBITDA for the three months ended December 31, 2012	$191,077	$84,425	$56,682

(Decrease) increase in GAAP basis same store EBITDA for the three months
ended March 31, 2013 over the three months ended December 31, 2012	$(12,274)	$5,695	$(1,277)

(Decrease) increase in Cash basis same store EBITDA for three months
ended March 31, 2013 over the three months ended December 31, 2012	$(14,705)	$2,526	$(653)

% (decrease) increase in GAAP basis same store EBITDA	(5.7%)	6.7%	(2.1%)

% (decrease) increase in Cash basis same store EBITDA	(7.7%)	3.0%	(1.2%)

(1)	Below is the reconciliation of net income (loss) to EBITDA for the three months ended December 31, 2012.
			Retail
(Amounts in thousands)	New York	Washington, DC	Properties
Net income (loss) attributable to Vornado for the three months ended
December 31, 2012	$295,411	$48,642	$(56,641)
Interest and debt expense	47,561	34,139	15,789
Depreciation and amortization	63,777	34,829	20,778
Income tax expense	1,074	411	-
EBITDA for the three months ended December 31, 2012	$407,823	$118,021	$(20,074)

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

We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures.  Capital requirements for development expenditures and acquisitions (excluding Fund acquisitions) may require funding from borrowings and/or equity offerings.  Our Real Estate Fund has aggregate unfunded commitments of $257,956,000 for acquisitions, including $64,489,000 from us.

We may from time to time purchase or retire outstanding debt securities or redeem our equity securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Cash Flows for the Three Months Ended March 31, 2013

Our cash and cash equivalents were $585,823,000 at March 31, 2013, a $374,496,000 decrease over the balance at December 31, 2012.  Our consolidated outstanding debt was $10,421,179,000 at March 31, 2013, a $770,155,000 decrease over the balance at December 31, 2012.  As of March 31, 2013 and December 31, 2012, $0 and $1,170,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2013 and 2014, $654,713,000 and $237,784,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $414,927,000 was comprised of (i) net income of $288,927,000, (ii) the net change in operating assets and liabilities of $65,010,000, including $13,668,000 related to Real Estate Fund investments, (iii) return of capital from Real Estate Fund investments of $56,664,000, and (iv) distributions of income from partially owned entities of $10,627,000, partially offset by (v) $6,301,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate.

Net cash provided by investing activities of $527,685,000 was comprised of (i) $499,369,000 of proceeds from sales of real estate and related investments, (ii) $160,300,000 of proceeds from the sale of marketable securities, (iii) $38,900,000 from the return of the J.C. Penney derivative collateral, (iv) $14,149,000 of changes in restricted cash, (v) $5,544,000 of capital distributions from partially owned entities, and (vi) $631,000 of proceeds from repayments of mezzanine loans, partially offset by (vii) $58,522,000 for the funding of the J.C. Penney derivative collateral, (viii) $57,460,000 of additions to real estate, (ix) $39,892,000 of investments in partially owned entities, and (x) $35,334,000 of development costs and construction in progress.

Net cash used in financing activities of $1,317,108,000 was comprised of (i) $2,529,836,000 for the repayments of borrowings, (ii) $262,500,000 for purchases of outstanding preferred units and shares, (iii) $172,142,000 of distributions to noncontrolling interests, (iv) $136,342,000 of dividends paid on common shares, (v) $23,161,000 of dividends paid on preferred shares, (vi) $9,080,000 of debt issuance and other costs, and (vii) $305,000 for the repurchase of shares related to stock compensation agreements and related tax holdings, partially offset by (viii) $1,499,375,000 of proceeds from borrowings, (ix) $290,710,000 of proceeds from the issuance of preferred shares, (x) $24,566,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (xi) $1,607,000 of proceeds from exercise of employee share options.

Liquidity and Capital Resources – continued

Capital Expenditures in the three months ended March 31, 2013

Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions.  Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases.  Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.  Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$5,267	$3,636	$1,496	$103	$32
Tenant improvements	55,505	39,517	12,931	2,296	761
Leasing commissions	21,026	18,418	2,023	585	-
Non-recurring capital expenditures	1,576	1,576	-	-	-
Total capital expenditures and leasing
commissions (accrual basis)	83,374	63,147	16,450	2,984	793
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	37,330	9,192	7,718	2,019	18,401
Expenditures to be made in future
periods for the current period	(45,265)	(30,579)	(14,539)	(2,881)	2,734
Total capital expenditures and leasing
commissions (cash basis)	$75,439	$41,760	$9,629	$2,122	$21,928

Tenant improvements and leasing commissions:
Per square foot per annum	$3.83	$4.56	$8.44	$0.61	$-
Percentage of initial rent	9.2%	7.2%	20.7%	3.6%	-

Development and Redevelopment Expenditures in the three months ended March 31, 2013

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.  Below is a summary of development and redevelopment expenditures incurred in the three months ended March 31, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Mall	$8,792	$-	$-	$8,792	$-
1290 Avenue of the Americas	6,105	6,105	-	-	-
220 Central Park South	3,914	-	-	-	3,914
1540 Broadway	2,707	2,707	-	-	-
Marriott Marquis Times Square - retail
and signage	2,695	2,695	-	-	-
LED Signage	2,228	2,228	-	-	-
North Plainfield, New Jersey	1,071	-	-	1,071	-
Other	7,822	1,621	5,205	807	189
	$35,334	$15,356	$5,205	$10,670	$4,103

We are in the process of a renovation of the Springfield Mall, which is expected to be substantially completed in 2014.  The estimated cost of this project is approximately $225,000,000, of which $21,500,000 was expended prior to 2013 and $100,000,000 is expected to be expended in 2013 and the balance is to be expended in 2014.  There can be no assurance that this project will be completed on schedule or within budget.

Liquidity and Capital Resources – continued

Cash Flows for the Three Months Ended March 31, 2012

Our cash and cash equivalents were $614,359,000 at March 31, 2012, a $7,806,000 increase over the balance at December 31, 2011.  This increase was primarily due to cash flows from operating and investing activities, partially offset by cash flows from financing activities, as discussed below.

Cash flows provided by operating activities of $307,103,000 was comprised of (i) net income of $280,264,000, (ii) distributions of income from partially owned entities of $14,194,000, and (iii) the net change in operating assets and liabilities of $95,004,000, including $28,980,000 related to Real Estate Fund investments, partially offset by (iv) $82,359,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and net gains on sale of real estate.

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

Liquidity and Capital Resources – continued

Capital Expenditures in the three months ended March 31, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$7,728	$4,234	$1,195	$428	$1,871
Tenant improvements	38,512	14,198	16,374	5,840	2,100
Leasing commissions	12,712	7,719	3,892	1,087	14
Non-recurring capital expenditures	799	185	-	-	614
Total capital expenditures and leasing
commissions (accrual basis)	59,751	26,336	21,461	7,355	4,599
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	40,067	14,685	10,946	3,595	10,841
Expenditures to be made in future
periods for the current period	(43,359)	(16,004)	(18,720)	(5,620)	(3,015)
Total capital expenditures and leasing
commissions (cash basis)	$56,459	$25,017	$13,687	$5,330	$12,425

Tenant improvements and leasing commissions:
Per square foot per annum	$3.71	$4.95	$5.28	$1.55	$-
Percentage of initial rent	9.0%	7.6%	13.1%	7.7%	-

Development and Redevelopment Expenditures in the three months ended March 31, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Bergen Town Center	$3,979	$-	$-	$3,979	$-
Beverly Connection	3,437	-	-	3,437	-
510 Fifth Avenue	2,294	2,294	-	-	-
Poughkeepsie, New York	1,108	-	-	1,108	-
Other	9,796	2,990	3,945	2,262	599
	$20,614	$5,284	$3,945	$10,786	$599

Liquidity and Capital Resources – continued

Other Commitments and Contingencies

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2013, the aggregate dollar amount of these guarantees and master leases is approximately $305,000,000.

At March 31, 2013, $22,167,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

Two of our wholly owned subsidiaries that are contracted to develop and operate the Cleveland Medical Mart and Convention Center, in Cleveland, Ohio, are required to fund $11,500,000, primarily for tenant improvements, and they are responsible for operating expenses and are entitled to the net operating income, if any, upon the completion of development and the commencement of operations.  As of March 31, 2013, our subsidiaries have funded approximately $4,000,000 of the commitment.

As of March 31, 2013, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $169,000,000.

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gain from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro-rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in footnote 21 – Income per Share, in the notes to our consolidated financial statements on page 30 of this Quarterly Report on Form 10-Q.

FFO for the Three Months Ended March 31, 2013 and 2012

FFO attributable to common shareholders plus assumed conversions was $201,820,000, or $1.08 per diluted share for the three months ended March 31, 2013, compared to $348,452,000, or $1.82 per diluted share, for the prior year’s quarter.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Three Months
(Amounts in thousands, except per share amounts)	Ended March 31,
Reconciliation of our net income to FFO:	2013	2012
Net income attributable to Vornado	$262,922	$251,522
Depreciation and amortization of real property	132,513	132,558
Net gains on sale of real estate	(202,329)	(55,817)
Real estate impairment losses	1,514	-
Proportionate share of adjustments to equity in net income
of Toys, to arrive at FFO:
Depreciation and amortization of real property	19,325	17,288
Real estate impairment losses	3,650	7,026
Income tax effect of above adjustments	(8,050)	(8,497)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	21,830	21,376
Net gains on sale of real estate	(465)	(661)
Real estate impairment losses	-	1,849
Noncontrolling interests' share of above adjustments	1,814	(7,060)
FFO	232,724	359,584
Preferred share dividends	(21,702)	(17,787)
Preferred share redemptions	(9,230)	-
FFO attributable to common shareholders	201,792	341,797
Interest on 3.88% exchangeable senior debentures	-	6,626
Convertible preferred share dividends	28	29
FFO attributable to common shareholders plus assumed conversions	$201,820	$348,452

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	186,752	185,370
Effect of dilutive securities:
Employee stock options and restricted share awards	727	730
Convertible preferred shares	50	50
3.88% exchangeable senior debentures	-	5,736
Denominator for FFO per diluted share	187,529	191,886

FFO attributable to common shareholders plus assumed conversions per diluted share	$1.08	$1.82

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2013				2012
			Weighted	Effect of 1%		Weighted
	March 31,		Average	Change In	December 31,	Average
Consolidated debt:	Balance		Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,601,651		2.18%	$16,017	$3,062,325	1.85%
Fixed rate	8,819,528		5.05%	-	8,129,009	5.18%
	$10,421,179		4.61%	16,017	$11,191,334	4.27%
Pro-rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$287,240		2.99%	2,872	$264,531	2.88%
Variable rate – Toys	644,176		6.19%	6,442	703,922	5.69%
Fixed rate (including $1,078,676 and
$1,148,407 of Toys debt in 2013 and 2012)	2,758,709	(1)	7.25%	-	3,030,476	7.04%
	$3,690,125		6.73%	9,314	$3,998,929	6.53%
Noncontrolling interests’ share of above				(1,419)
Total change in annual net income				$23,912
Per share-diluted				$0.13

(1)	Excludes $23.7 billion for our 26.2% pro rata share of LNR's liabilities related to consolidated CMBS and CDO trusts which are non-recourse to LNR and its equity holders, including us.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2013, we have one interest rate cap with a principal amount of $60,000,000 and an interest rate of 2.36%.  This cap is based on a notional amount of $60,000,000 and caps LIBOR at a rate of 7.00%.  In addition, we have one interest rate swap on a $425,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.20% at March 31, 2013) to a fixed rate of 5.13% for the remaining five-year term of the loan.

As of March 31, 2013, we have investments in mezzanine loans with an aggregate carrying amount of $150,149,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of March 31, 2013, the estimated fair value of our consolidated debt was $10,673,000,000.

Derivative Instruments

We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment, including our economic interest in J.C. Penney common shares.  Because these derivatives do not qualify for hedge accounting treatment, the gains or losses resulting from their mark-to-market at the end of each reporting period are recognized as an increase or decrease in “interest and other investment income, net” on our consolidated statements of income. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR. Because the market value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our investment income or expense in any given period. In the three months ended March 31, 2013 and 2012, we recognized a loss of $22,540,000 and income of $1,045,000, respectively, from derivative instruments.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, such disclosure controls and procedures were effective.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013, we issued 1,069 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of the Annual Report on Form 10-K for the year ended December 31, 2012, and such information is incorporated by reference herein.

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

VORNADO REALTY TRUST
(Registrant)

Date: May 6, 2013	By:	/s/ Joseph Macnow
Joseph Macnow, Executive Vice President –Finance and Administration and Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

3.3		-	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A
(File No. 001-11954), filed on January 25, 2013

3.49		-	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty
L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013

10.46	**	-	Letter Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated	*
February 27, 2013. Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s
Current Report on Form 8-K (File No. 001-11954), filed on February 27, 2013

10.47	**	-	Waiver and Release between Vornado Realty Trust and Michael D. Fascitelli, dated	*
February 27, 2013. Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s
Current Report on Form 8-K (File No. 001-11954), filed on February 27, 2013

10.48		-	Amendment to June 2011 Revolving Credit Agreement dated as of March 28, 2013, by and among Vornado Realty L.P., as Borrower, the banks listed on the signature pages, and
J.P. Morgan Chase Bank N.A., as Administrative Agent

10.49		-	Amendment to November 2011 Revolving Credit Agreement dated as of March 28, 2013, by and among Vornado Realty L.P., as Borrower, the banks listed on the signature pages, and J.P. Morgan Chase Bank N.A., as Administrative Agent

10.50	**	-	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement

15.1		-	Letter regarding Unaudited Interim Financial

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase
______________________________
	*		Incorporated by reference
	**		Management contract or compensation agreement