Form 10-Q
period 2014-03-31
VORNADO REALTY TRUST
filed 2014-05-05
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2014, 187,411,596 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	March 31,	December 31,
ASSETS	2014	2013
Real estate, at cost:
Land	$4,058,317	$4,068,306
Buildings and improvements	12,477,661	12,475,556
Development costs and construction in progress	1,410,465	1,353,121
Leasehold improvements and equipment	133,699	132,483
Total	18,080,142	18,029,466
Less accumulated depreciation and amortization	(3,441,223)	(3,381,457)
Real estate, net	14,638,919	14,648,009
Cash and cash equivalents	1,156,727	583,290
Restricted cash	210,184	262,440
Marketable securities	205,042	191,917
Tenant and other receivables, net of allowance for doubtful accounts of $20,233 and $21,869	123,486	115,862
Investments in partially owned entities	1,168,996	1,166,443
Investment in Toys "R" Us	75,932	83,224
Real Estate Fund investments	682,002	667,710
Mortgage and mezzanine loans receivable, net of allowance of $5,824 and $5,845	42,749	170,972
Receivable arising from the straight-lining of rents, net of allowance of $3,979 and $4,355	830,381	817,357
Deferred leasing and financing costs, net of accumulated amortization of $277,257 and $264,451	437,056	411,927
Identified intangible assets, net of accumulated amortization of $290,214 and $277,998	299,759	311,963
Assets related to discontinued operations	207,575	314,622
Other assets	290,544	351,488
	$20,369,352	$20,097,224

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable	$8,913,358	$8,331,993
Senior unsecured notes	1,343,442	1,350,855
Revolving credit facility debt	88,138	295,870
Accounts payable and accrued expenses	457,858	422,276
Deferred revenue	514,605	529,048
Deferred compensation plan	121,970	116,515
Deferred tax liabilities	1,272	1,280
Liabilities related to discontinued operations	-	13,950
Other liabilities	378,551	437,073
Total liabilities	11,819,194	11,498,860
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 11,564,839 and 11,292,038 units outstanding	1,139,831	1,002,620
Series D cumulative redeemable preferred unit - 1 unit outstanding	1,000	1,000
Total redeemable noncontrolling interests	1,140,831	1,003,620
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 52,682,807 shares	1,277,225	1,277,225
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 187,411,596 and 187,284,688 shares	7,474	7,469
Additional capital	7,017,611	7,143,840
Earnings less than distributions	(1,809,609)	(1,734,839)
Accumulated other comprehensive income	77,626	71,537
Total Vornado shareholders' equity	6,570,327	6,765,232
Noncontrolling interests in consolidated subsidiaries	839,000	829,512
Total equity	7,409,327	7,594,744
	$20,369,352	$20,097,224

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three
	Months Ended March 31,
(Amounts in thousands, except per share amounts)	2014	2013

REVENUES:
Property rentals	$528,100	$533,793
Tenant expense reimbursements	86,590	75,964
Cleveland Medical Mart development project	-	12,143
Fee and other income	45,928	96,813
Total revenues	660,618	718,713
EXPENSES:
Operating	273,391	265,747
Depreciation and amortization	147,651	139,317
General and administrative	52,158	51,380
Cleveland Medical Mart development project	-	11,374
Impairment losses and acquisition related costs	21,784	601
Total expenses	494,984	468,419
Operating income	165,634	250,294
Income applicable to Toys "R" Us	1,847	1,759
Income from partially owned entities	132	20,766
Income from Real Estate Fund	18,148	16,564
Interest and other investment income (loss), net	11,893	(49,075)
Interest and debt expense	(109,442)	(120,346)
Net gain (loss) on disposition of wholly owned and partially owned assets	9,635	(36,724)
Income before income taxes	97,847	83,238
Income tax expense	(1,582)	(1,073)
Income from continuing operations	96,265	82,165
Income from discontinued operations	1,891	206,762
Net income	98,156	288,927
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(11,579)	(11,286)
Operating Partnership	(3,848)	(13,933)
Preferred unit distributions of the Operating Partnership	(12)	(786)
Net income attributable to Vornado	82,717	262,922
Preferred share dividends	(20,368)	(21,702)
Preferred share redemptions	-	(9,230)
NET INCOME attributable to common shareholders	$62,349	$231,990

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.32	$0.20
Income from discontinued operations, net	0.01	1.04
Net income per common share	$0.33	$1.24
Weighted average shares outstanding	187,307	186,752

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.32	$0.20
Income from discontinued operations, net	0.01	1.04
Net income per common share	$0.33	$1.24
Weighted average shares outstanding	188,240	187,529

DIVIDENDS PER COMMON SHARE	$0.73	$0.73

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three
	Months Ended March 31,
(Amounts in thousands)	2014	2013

Net income	$98,156	$288,927
Other comprehensive income:
Change in unrealized net gain on available-for-sale securities	13,125	148,789
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	(8,286)	(3,647)
Change in value of interest rate swap	1,610	2,523
Other	1	533
Comprehensive income	104,606	437,125
Less comprehensive income attributable to noncontrolling interests	(15,800)	(34,304)
Comprehensive income attributable to Vornado	$88,806	$402,821

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

								Non-
							Accumulated	controlling
(Amounts in thousands)						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,440	$7,195,438	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income attributable to Vornado	-	-	-	-	-	262,922	-	-	262,922
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	11,286	11,286
Dividends on common shares	-	-	-	-	-	(136,342)	-	-	(136,342)
Dividends on preferred shares	-	-	-	-	-	(21,702)	-	-	(21,702)
Issuance of Series L preferred shares	12,000	290,710	-	-	-	-	-	-	290,710
Redemption of Series F and Series H
preferred shares	(10,500)	(253,269)	-	-	-	-	-	-	(253,269)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	162	5	13,399	-	-	-	13,404
Under employees' share
option plan	-	-	27	1	1,175	-	-	-	1,176
Under dividend reinvestment plan	-	-	5	-	433	-	-	-	433
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	10,251	10,251
Other	-	-	-	-	-	-	-	14,316	14,316
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(43,145)	(43,145)
Other	-	-	-	-	-	-	-	(120,051)	(120,051)
Deferred compensation shares
and options	-	-	6	1	2,512	(305)	-	-	2,208
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	-	-	148,789	-	148,789
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(3,647)	-	(3,647)
Change in value of interest rate swap	-	-	-	-	-	-	2,523	-	2,523
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(44,998)	-	-	-	(44,998)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(8,299)	-	(8,299)
Preferred unit and share
redemptions	-	-	-	-	-	(9,230)	-	-	(9,230)
Other	-	-	-	-	-	(1,364)	533	(38)	(869)
Balance, March 31, 2013	52,685	$1,277,719	186,935	$7,447	$7,167,959	$(1,479,296)	$120,953	$925,828	$8,020,610

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

								Non-
							Accumulated	controlling
(Amounts in thousands)						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado	-	-	-	-	-	82,717	-	-	82,717
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	11,579	11,579
Dividends on common shares	-	-	-	-	-	(136,761)	-	-	(136,761)
Dividends on preferred shares	-	-	-	-	-	(20,368)	-	-	(20,368)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	55	2	5,154	-	-	-	5,156
Under employees' share
option plan	-	-	60	2	3,228	-	-	-	3,230
Under dividend reinvestment plan	-	-	5	-	446	-	-	-	446
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(1,950)	(1,950)
Other	-	-	-	-	-	-	-	(142)	(142)
Deferred compensation shares
and options	-	-	7	1	2,118	(340)	-	-	1,779
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	13,125	-	13,125
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(8,286)	-	(8,286)
Change in value of interest rate swap	-	-	-	-	-	-	1,610	-	1,610
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(136,937)	-	-	-	(136,937)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(361)	-	(361)
Other	-	-	-	-	(238)	(18)	1	1	(254)
Balance, March 31, 2014	52,683	$1,277,225	187,412	$7,474	$7,017,611	$(1,809,609)	$77,626	$839,000	$7,409,327

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$98,156	$288,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	153,869	148,918
Impairment losses	20,842	1,514
Net unrealized gain on Real Estate Fund investments	(14,169)	(13,516)
Straight-lining of rental income	(13,236)	(18,868)
Distributions of income from partially owned entities	12,966	10,627
Amortization of below-market leases, net	(12,144)	(16,815)
Other non-cash adjustments	11,885	18,569
Net (gain) loss on disposition of wholly owned and partially owned assets	(9,635)	36,724
Equity in net income of partially owned entities, including Toys “R” Us	(1,979)	(22,525)
Net gains on sale of real estate	-	(202,329)
Return of capital from Real Estate Fund investments	-	56,664
Non-cash impairment loss on J.C. Penney common shares	-	39,487
Loss from the mark-to-market of J.C. Penney derivative position	-	22,540
Changes in operating assets and liabilities:
Real Estate Fund investments	(123)	(13,668)
Accounts receivable, net	(7,624)	51,514
Prepaid assets	53,841	67,814
Other assets	(18,297)	(15,326)
Accounts payable and accrued expenses	31,554	(21,908)
Other liabilities	3,225	(3,416)
Net cash provided by operating activities	309,131	414,927

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	120,270	499,369
Development costs and construction in progress	(90,653)	(35,334)
Proceeds from repayments of mortgage and mezzanine loans receivable and other	69,347	631
Additions to real estate	(53,103)	(57,460)
Restricted cash	52,256	14,149
Investments in partially owned entities	(16,633)	(39,892)
Distributions of capital from partially owned entities	1,277	5,544
Funding of J.C. Penney derivative collateral	-	(58,522)
Proceeds from sales of marketable securities	-	160,300
Return of J.C. Penney derivative collateral	-	38,900
Net cash provided by investing activities	82,761	527,685

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
(Amounts in thousands)
Cash Flows from Financing Activities:
Proceeds from borrowings	$600,000	$1,499,375
Repayments of borrowings	(233,198)	(2,529,836)
Dividends paid on common shares	(136,761)	(136,342)
Debt issuance and other costs	(20,752)	(9,080)
Dividends paid on preferred shares	(20,368)	(23,161)
Distributions to noncontrolling interests	(10,474)	(172,142)
Proceeds received from exercise of employee share options	3,676	1,609
Repurchase of shares related to stock compensation agreements and/or related
tax withholdings	(578)	(307)
Proceeds from the issuance of preferred shares	-	290,710
Purchases of outstanding preferred units and shares	-	(262,500)
Contributions from noncontrolling interests	-	24,566
Net cash provided by (used in) financing activities	181,545	(1,317,108)
Net increase (decrease) in cash and cash equivalents	573,437	(374,496)
Cash and cash equivalents at beginning of period	583,290	960,319
Cash and cash equivalents at end of period	$1,156,727	$585,823

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $13,622 and $8,260	$100,209	$116,141
Cash payments for income taxes	$1,214	$1,825

Non-cash Investing and Financing Activities:
Elimination of a mortgage and mezzanine loan asset and liability	$59,375	$-

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.9% of the common limited partnership interest in the Operating Partnership at March 31, 2014.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On April 11, 2014, we announced a plan to spin off our shopping center business consisting of 81 strip shopping centers and four malls into a new publicly traded REIT (“SpinCo”).  The spin-off is expected to be effectuated through a 1:2 distribution of SpinCo’s shares to Vornado common shareholders and Vornado Realty L.P. common unitholders, and is intended to be treated as tax-free for U.S. federal income tax purposes.  We intend to file the initial registration statement on Form 10 with the Securities and Exchange Commission (“SEC”) by the end of the second quarter of 2014 and expect the spin-off to be completed by the end of 2014.  The transaction is subject to certain conditions, including the SEC declaring that SpinCo’s registration statement is effective, filing and approval of SpinCo’s listing application, receipt of third party consents, and formal approval and declaration of the distribution by Vornado’s Board of Trustees.  Vornado may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms.

Vornado will retain, for disposition in the near term, 20 small retail assets which do not fit SpinCo’s strategy, and the Beverly Connection and Springfield Town Center, both of which are under contract for disposition (see Note 8 – Dispositions).

2.    Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and its consolidated subsidiaries, including the Operating Partnership.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature – continued

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  We are currently evaluating the impact of ASU 2014-08 on our consolidated financial statements.

4.     Vornado Capital Partners Real Estate Fund (the “Fund”)

We are the general partner and investment manager of the Fund.  The Fund is accounted for under the AICPA Investment Company Guide and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

At March 31, 2014, the Fund had nine investments with an aggregate fair value of $682,002,000, or $167,582,000 in excess of cost, and had remaining unfunded commitments of $149,186,000, of which our share was $37,297,000.  Below is a summary of income from the Fund for the three months ended March 31, 2014 and 2013.

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2014	2013
Net investment income	$3,979	$3,048
Net unrealized gains	14,169	13,516
Income from Real Estate Fund	18,148	16,564
Less (income) attributable to noncontrolling interests	(10,849)	(9,540)
Income from Real Estate Fund attributable to Vornado (1)	$7,299	$7,024
___________________________________
(1) Excludes management, leasing and development fees of $704 and $849 for the three months ended March 31, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

5.    Marketable Securities and Derivative Instruments

Below is a summary of our marketable securities portfolio as of March 31, 2014 and December 31, 2013.

(Amounts in thousands)	As of March 31, 2014			As of December 31, 2013
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington	$201,496	$72,549	$128,947	$188,567	$72,549	$116,018
Other	3,546	59	3,487	3,350	59	3,291
	$205,042	$72,608	$132,434	$191,917	$72,608	$119,309

On March 4, 2013, we sold 10,000,000 J.C. Penney common shares at a price of $16.03 per share, or $160,300,000 in the aggregate, resulting in a net loss of $36,800,000, which is included in “net gain (loss) on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

6.    Mortgage and Mezzanine Loans Receivable

In October 2012, we acquired a 25.0% participation in a mortgage and mezzanine loan on 701 Seventh Avenue.  In March 2013, we transferred at par, the 25.0% participation in the mortgage loan to a third party, for $59,375,000 in cash.  The transfer did not qualify for sale accounting given our continuing interest in the mezzanine loan.  Accordingly, we continued to include the 25.0% participation in the mortgage loan in “mortgage and mezzanine loans receivable” and recorded a $59,375,000 liability in “other liabilities” on our consolidated balance sheet.  In January 2014, the mortgage and mezzanine loans were repaid; accordingly, the $59,375,000 asset and liability were eliminated.

In March 2014, a $30,000,000 mezzanine loan that was scheduled to mature in January 2015 was repaid.

As of March 31, 2014 and December 31, 2013, the carrying amount of mortgage and mezzanine loans receivable was $42,749,000 and $170,972,000, respectively.  These loans have a weighted average interest rate of 8.7% and 11.0% at March 31, 2014 and December 31, 2013, respectively, and have maturities ranging from November 2014 to May 2016.

7.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2014, we own 32.6% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal and substantially all of Toys’ net income is generated in its fourth quarter.

In the fourth quarter of 2013, we wrote down our investment in Toys to its estimated fair value and disclosed that to the extent the fair value of our investment did not change, we would recognize a non-cash impairment loss equal to our share of Toys’ fourth quarter net earnings in our first quarter of 2014.

In the first quarter of 2014, we recognized (i) $1,847,000 of income applicable to Toys, representing management fees earned and received, and (ii) our share of the equity in earnings of Toys’ fourth quarter totaling $75,196,000 and a corresponding non-cash impairment loss of the same amount.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)	Balance as of
Balance Sheet:	February 1, 2014	November 2, 2013
Assets	$10,400,000	$11,756,000
Liabilities	9,018,000	10,437,000
Noncontrolling interests	78,000	75,000
Toys “R” Us, Inc. equity (1)	1,304,000	1,244,000

	For the Three Months Ended
Income Statement:	February 1, 2014	February 2, 2013
Total revenues	$5,267,000	$5,770,000
Net income attributable to Toys	82,500	241,000

(1)

At March 31, 2014, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $349,759. This basis difference results primarily from non-cash impairment losses aggregating $355,953 that we have recognized through March 31, 2014. We have allocated the basis difference primarily to Toys' real estate, which is being amortized over its remaining estimated useful life.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2014, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of March 31, 2014, we have a $42,492,000 receivable from Alexander’s for fees under these agreements.

As of March 31, 2014, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s March 31, 2014 closing share price of $360.99, was $597,102,000, or $429,978,000 in excess of the carrying amount on our consolidated balance sheet.  As of March 31, 2014, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $41,873,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	March 31, 2014	December 31, 2013
Assets	$1,452,000	$1,458,000
Liabilities	1,118,000	1,124,000
Stockholders' equity	334,000	334,000

	For the Three Months Ended March 31,
Income Statement:	2014	2013
Total revenues	$49,000	$49,000
Net income attributable to Alexander’s	15,000	14,000

LNR Property LLC (“LNR”)

In January 2013, we and the other equity holders of LNR entered into a definitive agreement to sell LNR for $1.053 billion, of which our share of the net proceeds was $240,474,000.  The definitive agreement provided that LNR would not (i) make any cash distributions to the equity holders, including us, through the completion of the sale, which occurred on April 19, 2013, and (ii) take any of the following actions (among others) without the purchaser’s approval, the lending or advancing of any money, the acquisition of assets in excess of specified amounts, or the issuance of equity interests.  Notwithstanding the terms of the definitive agreement, in accordance with GAAP, we recorded our pro rata share of LNR’s earnings on a one-quarter lag basis through the date of sale, which increased the carrying amount of our investment in LNR above our share of the net sales proceeds and resulted in us recognizing a $27,231,000 “other-than-temporary” impairment loss on our investment in the three months ended March 31, 2013.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and income from, partially owned entities.

		Percentage
(Amounts in thousands)		Ownership at	Balance as of
Investments:		March 31, 2014	March 31, 2014	December 31, 2013
	Toys ($80,062 in each period, excluding our share of
	Toys' other comprehensive loss/income)	32.6%	$75,932	$83,224

	Alexander’s	32.4%	$167,124	$167,785
	India real estate ventures	4.1%-36.5%	88,563	88,467
	Partially owned office buildings (1)	Various	628,881	621,294
	Other investments (2)	Various	284,428	288,897
			$1,168,996	$1,166,443

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

		Percentage	For the Three Months
(Amounts in thousands)		Ownership at	Ended March 31,
Our Share of Net Income (Loss):		March 31, 2014	2014	2013
	Toys:	32.6%
	Equity in net earnings		$75,196	$78,542
	Non-cash impairment losses		(75,196)	(78,542)
	Management fees		1,847	1,759
			$1,847	$1,759

	Alexander's:	32.4%
	Equity in net income		$4,759	$4,589
	Management, leasing and development fees		1,626	1,487
			6,385	6,076

	India real estate ventures	4.1%-36.5%	(137)	(767)

	Partially owned office buildings (1)	Various	(2,395)	(582)

	Other investments (2)	Various	(3,721)	(1,713)

	Lexington (3)	n/a	-	(979)

	LNR (see page 13 for details):	n/a
	Equity in net income		-	45,962
	Impairment loss		-	(27,231)
			-	18,731

			$132	$20,766

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.
(3)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. The 2013 amount represents our share of Lexington's 2012 fourth quarter earnings which was recorded on a one-quarter lag basis.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of March 31, 2014 and December 31, 2013, none of which is recourse to us.

	Percentage		Interest	100% of
	Ownership at		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	March 31,		March 31,	March 31,	December 31,
	2014	Maturity	2014	2014	2013
Toys:
Notes, loans and mortgages payable	32.6%	2014-2021	7.14%	$4,977,482	$5,702,247

Alexander's:
Mortgages payable	32.4%	2015-2021	2.59%	$1,035,022	$1,049,959

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2014-2022	13.23%	$202,496	$199,021

Partially owned office buildings(1):	Various	2014-2023	5.74%	$3,632,588	$3,622,759

Other(2):	Various	2014-2023	4.56%	$1,705,703	$1,709,509

(1)	Includes 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes Independence Plaza, Monmouth Mall, Fashion Center Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $3,953,375,000 and $4,189,403,000 at March 31, 2014 and December 31, 2013, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Dispositions

Discontinued Operations

On February 24, 2014, we completed the sale of Broadway Mall in Hicksville, Long Island, New York, for $94,000,000.  The sale resulted in net proceeds of $92,174,000 after closing costs.

On March 17, 2014, we entered into an agreement to sell Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000.  The property is unencumbered.  The sale will result in a net gain of approximately $40,000,000.  The sale, which is subject to customary closing conditions, is expected to be completed in the third quarter of 2014.

We have reclassified the revenues and expenses of the properties discussed above to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at March 31, 2014 and December 31, 2013 and their combined results of operations for the three months ended March 31, 2014 and 2013.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Beverly Connection	$207,575	$208,458	$-	$-
Broadway Mall	-	106,164	-	13,950
Total	$207,575	$314,622	$-	$13,950

			For the Three Months
(Amounts in thousands)			Ended March 31,
			2014	2013
Total revenues			$8,283	$25,990
Total expenses			5,550	20,043
			2,733	5,947
Impairment losses			(842)	(1,514)
Net gain on sale of Green Acres Mall			-	202,275
Net gain on sale of other real estate			-	54
Income from discontinued operations			$1,891	$206,762

Other

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  In connection therewith, we recorded a non-cash impairment loss of $20,000,000 in the first quarter of 2014, which is included in “impairment losses and acquisition related costs” on our consolidated statements of income. The redevelopment is expected to be completed in the fourth quarter of 2014. The closing will be no later than March 31, 2015.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2014 and December 31, 2013.

	Balance as of
	March 31,	December 31,
(Amounts in thousands)	2014	2013
Identified intangible assets:
Gross amount	$589,973	$589,961
Accumulated amortization	(290,214)	(277,998)
Net	$299,759	$311,963
Identified intangible liabilities (included in deferred revenue):
Gross amount	$850,765	$856,933
Accumulated amortization	(367,972)	(360,398)
Net	$482,793	$496,535

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $11,682,000 and $16,177,000 for the three months ended March 31, 2014 and 2013, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$39,972
2016	38,631
2017	34,929
2018	33,309
2019	30,072

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $9,325,000 and $25,213,000 for the three months ended March 31, 2014 and 2013, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$23,254
2016	20,237
2017	16,821
2018	12,441
2019	11,535

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $858,000 and $1,102,000 for the three months ended March 31, 2014 and 2013, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$3,430
2016	3,430
2017	3,430
2018	3,430
2019	3,430

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

10.    Debt

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% (2.90% at March 31, 2014) and matures in January 2016, with three one-year extension options.

On April 16, 2014, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.3 million square foot Manhattan office building.  The seven-year interest only loan bears interest at 3.91% and matures in May 2021. We realized net proceeds of approximately $145,000,000 after repaying the existing 5.64%, $193,000,000 mortgage, defeasance costs and other closing costs.

The following is a summary of our debt:

	Interest Rate at	Balance at
(Amounts in thousands)	March 31, 2014	March 31, 2014	December 31, 2013
Mortgages Payable:
Fixed rate	4.56%	$7,546,030	$7,563,133
Variable rate	2.55%	1,367,328	768,860
	4.25%	$8,913,358	$8,331,993

Unsecured Debt:
Senior unsecured notes	5.67%	$1,343,442	$1,350,855
Revolving credit facility debt	1.31%	88,138	295,870
	5.41%	$1,431,580	$1,646,725

11.    Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets are comprised primarily of Class A Operating Partnership units that are held by third parties, and are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2012	$944,152
Net income	14,719
Other comprehensive income	8,299
Distributions	(8,946)
Redemption of Class A units for common shares, at redemption value	(13,404)
Adjustments to carry redeemable Class A units at redemption value	44,998
Other, net	5,264
Balance at March 31, 2013	$995,082

Balance at December 31, 2013	$1,003,620
Net income	3,860
Other comprehensive income	361
Distributions	(8,383)
Redemption of Class A units for common shares, at redemption value	(5,156)
Adjustments to carry redeemable Class A units at redemption value	136,937
Other, net	9,592
Balance at March 31, 2014	$1,140,831

As of March 31, 2014 and December 31, 2013, the aggregate redemption value of redeemable Class A units was $1,139,831,000 and $1,002,620,000, respectively.

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 as of March 31, 2014 and December 31, 2013.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

12.    Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

	For the Three Months Ended March 31, 2013
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2012	$(18,946)	$19,432	$11,313	$(50,065)	$374
OCI before reclassifications	139,899	148,789	(3,647)	2,523	(7,766)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	139,899	148,789	(3,647)	2,523	(7,766)
Balance as of March 31, 2013	$120,953	$168,221	$7,666	$(47,542)	$(7,392)

	For the Three Months Ended March 31, 2014
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2013	$71,537	$119,309	$(11,501)	$(31,882)	$(4,389)
OCI before reclassifications	6,089	13,125	(8,286)	1,610	(360)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	6,089	13,125	(8,286)	1,610	(360)
Balance as of March 31, 2014	$77,626	$132,434	$(19,787)	$(30,272)	$(4,749)

13.    Variable Interest Entities (“VIEs”)

We do not have any consolidated VIEs.  At March 31, 2014 and December 31, 2013, we have unconsolidated VIEs comprised of our investments in the entities that own the Warner Building and Independence Plaza.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method.  As of March 31, 2014 and December 31, 2013, the net carrying amount of our investment in these entities was $148,120,000, and $152,929,000, respectively, and our maximum exposure to loss in these entities is limited to our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at March 31, 2014 and December 31, 2013, respectively.

	As of March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$205,042	$205,042	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	682,002	-	-	682,002
Deferred compensation plan assets (included in other assets)	121,970	54,343	-	67,627
Total assets	$1,009,014	$259,385	$-	$749,629

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	30,272	-	30,272	-
Total liabilities	$85,369	$55,097	$30,272	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$191,917	$191,917	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	667,710	-	-	667,710
Deferred compensation plan assets (included in other assets)	116,515	47,733	-	68,782
Total assets	$976,142	$239,650	$-	$736,492

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	31,882	-	31,882	-
Total liabilities	$86,979	$55,097	$31,882	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At March 31, 2014, our Real Estate Fund had nine investments with an aggregate fair value of $682,002,000, or $167,582,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.3 to 6.3 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at March 31, 2014.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.0% to 17.5%	13.9%
Terminal capitalization rates	5.0% to 6.1%	5.7%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the three months ended March 31, 2014 and 2013.

	Real Estate Fund Investments
	For the Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Beginning balance	$667,710	$600,786
Purchases	123	13,668
Sales/Returns	-	(56,664)
Net unrealized gains	14,169	13,516
Ending balance	$682,002	$571,306

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the three months ended March 31, 2014 and 2013.

	Deferred Compensation Plan Assets
	For the Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Beginning balance	$68,782	$62,631
Purchases	1,644	2,707
Sales	(5,124)	(2,697)
Realized and unrealized gain	2,172	1,354
Other, net	153	1,015
Ending balance	$67,627	$65,010

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of our investment in Toys “R” Us and real estate assets that were written-down to estimated fair value at March 31, 2014 and December 31, 2013.  The fair values of these assets were determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  Generally, we consider multiple valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$341,660	$-	$-	$341,660
Investment in Toys"R" Us	75,932	-	-	75,932
Total assets	$417,592	$-	$-	$417,592

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$354,351	$-	$-	$354,351
Investment in Toys "R" Us	83,224	-	-	83,224
Total assets	$437,575	$-	$-	$437,575

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our revolving credit facility is classified as Level 1, and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$922,872	$923,000	$295,000	$295,000
Mortgage and mezzanine loans receivable	42,749	43,000	170,972	171,000
	$965,621	$966,000	$465,972	$466,000
Debt:
Mortgages payable	$8,913,358	$8,763,000	$8,331,993	$8,104,000
Senior unsecured notes	1,343,442	1,398,000	1,350,855	1,402,000
Revolving credit facility debt	88,138	88,000	295,870	296,000
	$10,344,938	$10,249,000	$9,978,718	$9,802,000

15.    Incentive Compensation

Our 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan awards to certain of our employees and officers.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense was $11,024,000 and $7,466,000 in the three months ended March 31, 2014 and 2013, respectively.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

16.    Fee and Other Income

The following table sets forth the details of fee and other income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2014	2013
BMS cleaning fees	$18,956	$16,664
Signage revenue	9,318	6,481
Management and leasing fees	6,214	5,253
Lease termination fees (1)	3,793	59,968
Other income	7,647	8,447
	$45,928	$96,813

(1)	2013 includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

Management and leasing fees include management fees from Interstate Properties, a related party, of $134,000 and $203,000 for the three months ended March 31, 2014 and 2013, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “income from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

17.     Interest and Other Investment Income (Loss), Net

The following table sets forth the details of interest and other investment income (loss):

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2014	2013
Mark-to-market of investments in our deferred compensation plan (1)	$4,400	$3,446
Dividends and interest on marketable securities	3,106	2,770
Interest on mezzanine loans receivable	2,384	5,077
Non-cash impairment loss on J.C. Penney common shares	-	(39,487)
Loss from the mark-to-market of J.C. Penney derivative position	-	(22,540)
Other, net	2,003	1,659
	$11,893	$(49,075)

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2014	2013
Interest expense	$118,252	$123,228
Amortization of deferred financing costs	4,812	5,378
Capitalized interest	(13,622)	(8,260)
	$109,442	$120,346

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

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

	For the Three Months
(Amounts in thousands, except per share amounts)	Ended March 31,
	2014	2013
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$80,936	$67,986
Income from discontinued operations, net of income attributable to noncontrolling interests	1,781	194,936
Net income attributable to Vornado	82,717	262,922
Preferred share dividends	(20,368)	(21,702)
Preferred share redemptions	-	(9,230)
Net income attributable to common shareholders	62,349	231,990
Earnings allocated to unvested participating securities	(30)	(56)
Numerator for basic income per share	62,319	231,934
Impact of assumed conversions:
Convertible preferred share dividends	-	28
Numerator for diluted income per share	$62,319	$231,962

Denominator:
Denominator for basic income per share – weighted average shares	187,307	186,752
Effect of dilutive securities(1):
Employee stock options and restricted share awards	933	727
Convertible preferred shares	-	50
Denominator for diluted income per share – weighted average shares and assumed conversions	188,240	187,529

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.32	$0.20
Income from discontinued operations, net	0.01	1.04
Net income per common share	$0.33	$1.24

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.32	$0.20
Income from discontinued operations, net	0.01	1.04
Net income per common share	$0.33	$1.24

(1)

The effect of dilutive securities in the three months ended March 31, 2014 and 2013 excludes an aggregate of 11,326 and 11,997 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate.  We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, including terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2014.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for NBCR acts.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the federal government with no direct exposure to PPIC.  For NBCR acts, PPIC is responsible for a deductible of $2,150,000 and 15% of the balance of a covered loss and the federal government is responsible for the remaining 85% of a covered loss.  We are ultimately responsible for any loss incurred by PPIC.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2014, the aggregate dollar amount of these guarantees and master leases is approximately $420,000,000.

At March 31, 2014, $38,477,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of March 31, 2014, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $125,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended March 31, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$660,618	$371,282		$135,278		$88,805		$-	$65,253
Total expenses	494,984	241,999		89,572		82,231		-	81,182
Operating income (loss)	165,634	129,283		45,706		6,574		-	(15,929)
Income (loss) from partially owned
entities, including Toys	1,979	1,566		(1,266)		538		1,847	(706)
Income from Real Estate Fund	18,148	-		-		-		-	18,148
Interest and other investment
income, net	11,893	1,475		36		9		-	10,373
Interest and debt expense	(109,442)	(42,839)		(19,347)		(9,217)		-	(38,039)
Net gain on disposition of wholly
owned and partially owned assets	9,635	-		-		-		-	9,635
Income (loss) before income taxes	97,847	89,485		25,129		(2,096)		1,847	(16,518)
Income tax (expense) benefit	(1,582)	(969)		199		(731)		-	(81)
Income (loss) from continuing operations	96,265	88,516		25,328		(2,827)		1,847	(16,599)
Income from discontinued operations	1,891	-		-		1,714		-	177
Net income (loss)	98,156	88,516		25,328		(1,113)		1,847	(16,422)
Less net income attributable to
noncontrolling interests	(15,439)	(1,405)		-		(17)		-	(14,017)
Net income (loss) attributable to Vornado	82,717	87,111		25,328		(1,130)		1,847	(30,439)
Interest and debt expense(2)	170,952	58,068		22,798		10,351		38,549	41,186
Depreciation and amortization(2)	196,339	87,587		36,150		25,328		26,924	20,350
Income tax expense (benefit)(2)	19,831	1,032		(189)		731		18,077	180
EBITDA(1)	$469,839	$233,798	(3)	$84,087	(4)	$35,280	(5)	$85,397	$31,277	(6)

(Amounts in thousands)	For the Three Months Ended March 31, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$718,713	$364,801		$134,731		$142,212		$-	$76,969
Total expenses	468,419	242,927		85,197		48,580		-	91,715
Operating income (loss)	250,294	121,874		49,534		93,632		-	(14,746)
Income (loss) from partially owned
entities, including Toys	22,525	5,605		(2,093)		901		1,759	16,353
Income from Real Estate Fund	16,564	-		-		-		-	16,564
Interest and other investment (loss)
income, net	(49,075)	1,165		76		51		-	(50,367)
Interest and debt expense	(120,346)	(40,431)		(28,250)		(10,286)		-	(41,379)
Net loss on disposition of wholly owned and
partially owned assets	(36,724)	-		-		-		-	(36,724)
Income (loss) before income taxes	83,238	88,213		19,267		84,298		1,759	(110,299)
Income tax expense	(1,073)	(272)		(378)		-		-	(423)
Income (loss) from continuing operations	82,165	87,941		18,889		84,298		1,759	(110,722)
Income (loss) from discontinued operations	206,762	2,728		-		205,382		-	(1,348)
Net income (loss)	288,927	90,669		18,889		289,680		1,759	(112,070)
Less net income attributable to
noncontrolling interests	(26,005)	(1,581)		-		(96)		-	(24,328)
Net income (loss) attributable to Vornado	262,922	89,088		18,889		289,584		1,759	(136,398)
Interest and debt expense(2)	188,780	49,689		31,753		14,223		43,182	49,933
Depreciation and amortization(2)	194,185	78,413		35,148		18,519		37,674	24,431
Income tax expense(2)	60,759	347		454		-		59,346	612
EBITDA(1)	$706,646	$217,537	(3)	$86,244	(4)	$322,326	(5)	$141,961	$(61,422)	(6)

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2014	2013
	Office	$157,879	$146,296
	Retail	66,195	60,382
	Alexander's	10,430	10,541
	Hotel Pennsylvania	(706)	318
	Total New York	$233,798	$217,537

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2014	2013
	Office, excluding the Skyline Properties	$67,257	$67,107
	Skyline properties	6,499	8,162
	Total Office	73,756	75,269
	Residential	10,331	10,975
	Total Washington, DC	$84,087	$86,244

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2014	2013
	Strip shopping centers(a)	$41,321	$103,361
	Regional malls(b)	(6,041)	218,965
	Total Retail properties	$35,280	$322,326

	(a)	The three months ended March 31, 2013, includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

	(b)

The three months ended March 31, 2014, includes a $20,000 non-cash impairment loss on the Springfield Town Center. The three months ended March 31, 2013, includes a $202,275 net gain on sale of Green Acres Mall.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,982	$1,462
	Net unrealized gains	3,542	3,379
	Carried interest	1,775	2,183
	Total	7,299	7,024
	Merchandise Mart Building and trade shows	19,087	16,854
	555 California Street	12,066	10,629
	India real estate ventures	1,824	1,759
	LNR(a)	-	20,443
	Lexington(b)	-	6,931
	Other investments	4,919	3,117
		45,195	66,757
	Corporate general and administrative expenses(c)	(25,982)	(22,756)
	Investment income and other, net(c)	8,073	11,336
	Net gain on sale of a land parcel and residential condominiums	9,635	-
	Acquisition related costs	(1,784)	(601)
	Non-cash impairment loss on J.C. Penney common shares	-	(39,487)
	Loss on sale of J.C. Penney common shares	-	(36,800)
	Loss from the mark-to-market of J.C. Penney derivative position	-	(22,540)
	Merchandise Mart reduction-in-force and severance costs	-	(2,612)
	Net income attributable to noncontrolling interests in the Operating Partnership	(3,848)	(13,933)
	Preferred unit distributions of the Operating Partnership	(12)	(786)
		$31,277	$(61,422)

	(a)		On April 19, 2013, LNR was sold for $1.053 billion.

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. The 2013 amount represents our share of Lexington's 2012 fourth quarter earnings which was recorded on a one-quarter lag basis.

	(c)		The amounts in these captions (for this table only) exclude income (expense) from the mark-to-market of our deferred compensation plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of March 31, 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 5, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2014.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the FTSE NAREIT Office REIT Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended March 31, 2014.

	Total Return(1)
	Vornado	Office REIT	RMS
Three-month	11.9%	11.2%	10.0%
One-year	21.8%	8.9%	4.3%
Three-year	26.2%	23.6%	35.5%
Five-year	261.1%	218.9%	254.3%
Ten-year	147.6%	89.4%	120.0%

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

On April 11, 2014, we announced a plan to spin off our shopping center business consisting of 81 strip shopping centers and four malls into a new publicly traded REIT (“SpinCo”).  The spin-off is expected to be effectuated through a 1:2 distribution of SpinCo's shares to Vornado common shareholders and Vornado Realty L.P. common unitholders, and is intended to be treated as tax-free for U.S. federal income tax purposes.  We intend to file the initial registration statement on Form 10 with the Securities and Exchange Commission (“SEC”) by the end of the second quarter of 2014 and expect the spin-off to be completed by the end of 2014.  The transaction is subject to certain conditions, including the SEC declaring that SpinCo’s registration statement is effective, filing and approval of SpinCo’s listing application, receipt of third party consents, and formal approval and declaration of the distribution by Vornado’s Board of Trustees.  Vornado may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms.

Vornado will retain, for disposition in the near term, 20 small retail assets which do not fit SpinCo’s strategy, and the Beverly Connection and Springfield Town Center, both of which are under contract for disposition.

Overview – continued

Quarter Ended March 31, 2014 Financial Results Summary

Net income attributable to common shareholders for the quarter ended March 31, 2014 was $62,349,000, or $0.33 per diluted share, compared to $231,990,000, or $1.24 per diluted share for the quarter ended March 31, 2013.  Net income for the quarters ended March 31, 2014 and 2013 include $20,842,000 and $5,164,000, respectively of real estate impairment losses.  The quarter ended March 31, 2013 also includes $202,794,000 of net gains on sale of real estate.  In addition, the quarters ended March 31, 2014 and 2013 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the quarter ended March 31, 2014 by $7,942,000, or $0.04 per diluted share and increased net income attributable to common shareholders for the quarter ended March 31, 2013 by $157,880,000 or $0.84 per diluted share.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended March 31, 2014 was $247,079,000, or $1.31 per diluted share, compared to $201,820,000, or $1.08 per diluted share for the prior year’s quarter.  FFO for the quarters ended March 31, 2014 and 2013 include certain items that affect comparability, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO for the quarter ended March 31, 2014 by $20,197,000, or $0.11 per diluted share, and decreased FFO for the quarter ended March 31, 2013 by $9,820,000, or $0.05 per diluted share.

	For the Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Items that affect comparability income (expense):
Toys "R" Us FFO (including impairment losses of $75,196 and $78,542 respectively)	$9,267	$16,684
Net gain on sale of a land parcel and residential condominiums	9,635	-
FFO from discontinued operations, including LNR in 2013	4,139	27,951
Losses from the mark-to-market, impairment and disposition of investment in J.C. Penney	-	(98,827)
Stop & Shop litigation settlement income	-	59,599
Preferred share redemptions	-	(9,230)
Merchandise Mart reduction-in-force and severance costs	-	(2,612)
Other, net	(1,784)	(3,964)
	21,257	(10,399)
Noncontrolling interests' share of above adjustments	(1,060)	579
Items that affect comparability, net	$20,197	$(9,820)

The percentage increase (decrease) in GAAP basis and Cash basis same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of our operating segments for the quarter ended March 31, 2014 over the quarter ended March 31, 2013 and the trailing quarter ended December 31, 2013 are summarized below.

Same Store EBITDA:		New York		Washington, DC	Retail Properties
March 31, 2014 vs. March 31, 2013
	GAAP basis	6.2%	(1)	(2.5%)	2.2%
	Cash basis	10.1%	(1)	0.5%	2.4%
March 31, 2014 vs. December 31, 2013
	GAAP basis	(4.1%)	(2)	0.1%	0.2%
	Cash basis	(2.7%)	(2)	0.9%	1.3%

(1)	Excluding the Hotel Pennsylvania, same store EBITDA increased by 6.7% and 10.7% on a GAAP basis and cash basis, respectively.

(2)	Excluding the Hotel Pennsylvania, same store EBITDA increased by 1.1% and 3.4% on a GAAP basis and cash basis, respectively.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2014 Dispositions

On February 24, 2014, we completed the sale of Broadway Mall in Hicksville, Long Island, New York for $94,000,000.  The sale resulted in net proceeds of $92,174,000 after closing costs.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  The redevelopment is expected to be completed in the fourth quarter of 2014. The closing will be no later than March 31, 2015.

On March 17, 2014, we entered into an agreement to sell Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000.  The property is unencumbered.  The sale, which is subject to customary closing conditions, is expected to be completed in the third quarter of 2014.

2014 Financings

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% (2.90% at March 31, 2014) and matures in January 2016, with three one-year extension options.

On April 16, 2014, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.3 million square foot Manhattan office building.  The seven-year interest only loan bears interest at 3.91% and matures in May 2021.  We realized net proceeds of approximately $145,000,000 after repaying the existing 5.64%, $193,000,000 mortgage, defeasance costs and other closing costs.

Recently Issued Accounting Literature

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

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  We are currently evaluating the impact of ASU 2014-08 on our consolidated financial statements.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2014.

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

		New York		Washington, DC		Retail Properties
(Square feet in thousands)		Office	Retail	Office		Strips	Malls

Quarter Ended March 31, 2014
Total square feet leased		947	11	357	(3)	233	25
Our share of square feet leased:		806	11	342	(3)	233	21
	Initial rent (1)	$62.39	$121.16	$42.49		$18.15	$33.18
	Weighted average lease term (years)	10.7	14.9	8.7		6.1	5.7
	Second generation relet space:
	Square feet	565	10	211		207	6
	Cash basis:
	Initial rent (1)	$65.33	$120.47	$41.97		$18.46	$46.67
	Prior escalated rent	$56.91	$83.46	$43.30		$17.91	$44.34
	Percentage increase (decrease)	14.8%	44.3%	(3.1%)		3.1%	5.3%
	GAAP basis:
	Straight-line rent (2)	$63.23	$130.67	$39.83		$18.94	$50.18
	Prior straight-line rent	$53.49	$122.17	$38.33		$17.32	$43.74
	Percentage increase	18.2%	7.0%	3.9%		9.4%	14.7%
	Tenant improvements and leasing
	commissions:
	Per square foot	$67.53	$-	$45.48		$2.77	$12.48
	Per square foot per annum	$6.31	$-	$5.23		$0.45	$2.19
	Percentage of initial rent	10.1%	-	12.3%		2.5%	6.6%

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

(3)

Excludes (i) 165 square feet leased to WeWork for a 20-year term at an initial rent of $24.77 per square foot, that will be redeveloped into rental residential apartments (see page 53), and (ii) 8 square feet of retail space that was leased at an initial rent of $40.74 per square foot.

Overview – continued

Square footage (in service) and Occupancy as of March 31, 2014:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	32	19,841	16,396	96.9%
Retail	55	2,379	2,164	97.1%
Alexander's	6	2,178	706	99.4%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,655 units	4	1,523	762	96.2%
		27,321	21,428	97.0%

Washington, DC:
Office, excluding the Skyline Properties	51	13,406	11,035	85.7%
Skyline Properties	8	2,652	2,652	58.7%
Total Office	59	16,058	13,687	80.5%
Residential - 2,414 units	7	2,597	2,454	96.8%
Other	5	379	379	100.0%
		19,034	16,520	83.3%

Retail Properties:
Strip Shopping Centers	104	14,519	14,140	93.9%
Regional Malls	5	4,134	2,646	95.7%
		18,653	16,786	94.2%

Other:
Merchandise Mart	1	3,578	3,569	95.6%
555 California Street	3	1,795	1,257	96.1%
Primarily Warehouses	5	971	971	45.6%
		6,344	5,797

Total square feet at March 31, 2014		71,352	60,531

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2013:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,799	16,358	96.6%
Retail	55	2,389	2,166	97.4%
Alexander's	6	2,178	706	99.4%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,655 units	4	1,523	762	94.8%
		27,289	21,392	96.8%

Washington, DC:
Office, excluding the Skyline Properties	51	13,581	11,151	85.4%
Skyline Properties	8	2,652	2,652	60.8%
Total Office	59	16,233	13,803	80.7%
Residential - 2,405 units	7	2,588	2,446	96.3%
Other	5	379	379	100.0%
		19,200	16,628	83.4%

Retail Properties:
Strip Shopping Centers	105	14,616	14,237	94.3%
Regional Malls	5	4,135	2,646	95.9%
		18,751	16,883	94.6%

Other:
Merchandise Mart	2	3,703	3,694	96.3%
555 California Street	3	1,795	1,257	94.5%
Primarily Warehouses	5	971	971	45.6%
		6,469	5,922

Total square feet at December 31, 2013		71,709	60,825

Overview - continued

Washington, DC Segment

We estimate that 2014 EBITDA from continuing operations will be between $10,000,000 and $15,000,000 lower than 2013 EBITDA, due to the effects of Base Realignment and Closure (“BRAC”) related move-outs and the sluggish leasing environment in the Washington, DC / Northern Virginia area.  EBITDA from continuing operations for the three months ended March 31, 2014, was lower than the prior year’s three months by approximately $2,157,000, which was offset by an interest expense reduction of $5,462,000 from the restructuring of the Skyline properties mortgage loan in October 2013.  As a result of this and other items, the overall earnings in the three months ended March 31, 2014 were higher than the prior year’s three months.

Of the 2,395,000 square feet subject to the effects of the BRAC statute, 393,000 square feet has been taken out of service for redevelopment and 769,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of March 31, 2014.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of March 31, 2014	$37.92	745,000	411,000	268,000	66,000
Leases pending	45.12	24,000	24,000	-	-
Taken out of service for redevelopment		393,000	393,000	-	-
		1,162,000	828,000	268,000	66,000

To Be Resolved:
Vacated as of March 31, 2014	37.54	916,000	500,000	336,000	80,000
Expiring in:
2014	28.75	224,000	23,000	201,000	-
2015	43.48	93,000	88,000	5,000	-
		1,233,000	611,000	542,000	80,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2014 and 2013

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended March 31, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$660,618	$371,282		$135,278		$88,805		$-	$65,253
Total expenses	494,984	241,999		89,572		82,231		-	81,182
Operating income (loss)	165,634	129,283		45,706		6,574		-	(15,929)
Income (loss) from partially owned
entities, including Toys	1,979	1,566		(1,266)		538		1,847	(706)
Income from Real Estate Fund	18,148	-		-		-		-	18,148
Interest and other investment
income, net	11,893	1,475		36		9		-	10,373
Interest and debt expense	(109,442)	(42,839)		(19,347)		(9,217)		-	(38,039)
Net gain on disposition of wholly
owned and partially owned assets	9,635	-		-		-		-	9,635
Income (loss) before income taxes	97,847	89,485		25,129		(2,096)		1,847	(16,518)
Income tax (expense) benefit	(1,582)	(969)		199		(731)		-	(81)
Income (loss) from continuing operations	96,265	88,516		25,328		(2,827)		1,847	(16,599)
Income from discontinued operations	1,891	-		-		1,714		-	177
Net income (loss)	98,156	88,516		25,328		(1,113)		1,847	(16,422)
Less net income attributable to
noncontrolling interests	(15,439)	(1,405)		-		(17)		-	(14,017)
Net income (loss) attributable to Vornado	82,717	87,111		25,328		(1,130)		1,847	(30,439)
Interest and debt expense(2)	170,952	58,068		22,798		10,351		38,549	41,186
Depreciation and amortization(2)	196,339	87,587		36,150		25,328		26,924	20,350
Income tax expense (benefit)(2)	19,831	1,032		(189)		731		18,077	180
EBITDA(1)	$469,839	$233,798	(3)	$84,087	(4)	$35,280	(5)	$85,397	$31,277	(6)

(Amounts in thousands)	For the Three Months Ended March 31, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$718,713	$364,801		$134,731		$142,212		$-	$76,969
Total expenses	468,419	242,927		85,197		48,580		-	91,715
Operating income (loss)	250,294	121,874		49,534		93,632		-	(14,746)
Income (loss) from partially owned
entities, including Toys	22,525	5,605		(2,093)		901		1,759	16,353
Income from Real Estate Fund	16,564	-		-		-		-	16,564
Interest and other investment (loss)
income, net	(49,075)	1,165		76		51		-	(50,367)
Interest and debt expense	(120,346)	(40,431)		(28,250)		(10,286)		-	(41,379)
Net loss on disposition of wholly owned and
partially owned assets	(36,724)	-		-		-		-	(36,724)
Income (loss) before income taxes	83,238	88,213		19,267		84,298		1,759	(110,299)
Income tax expense	(1,073)	(272)		(378)		-		-	(423)
Income (loss) from continuing operations	82,165	87,941		18,889		84,298		1,759	(110,722)
Income (loss) from discontinued operations	206,762	2,728		-		205,382		-	(1,348)
Net income (loss)	288,927	90,669		18,889		289,680		1,759	(112,070)
Less net income attributable to
noncontrolling interests	(26,005)	(1,581)		-		(96)		-	(24,328)
Net income (loss) attributable to Vornado	262,922	89,088		18,889		289,584		1,759	(136,398)
Interest and debt expense(2)	188,780	49,689		31,753		14,223		43,182	49,933
Depreciation and amortization(2)	194,185	78,413		35,148		18,519		37,674	24,431
Income tax expense(2)	60,759	347		454		-		59,346	612
EBITDA(1)	$706,646	$217,537	(3)	$86,244	(4)	$322,326	(5)	$141,961	$(61,422)	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2014 and 2013 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2014	2013
	Office	$157,879	$146,296
	Retail	66,195	60,382
	Alexander's	10,430	10,541
	Hotel Pennsylvania	(706)	318
	Total New York	$233,798	$217,537

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2014	2013
	Office, excluding the Skyline Properties	$67,257	$67,107
	Skyline properties	6,499	8,162
	Total Office	73,756	75,269
	Residential	10,331	10,975
	Total Washington, DC	$84,087	$86,244

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2014	2013
	Strip shopping centers(a)	$41,321	$103,361
	Regional malls(b)	(6,041)	218,965
	Total Retail properties	$35,280	$322,326

	_________________________________________________
	(a)

Includes income from discontinued operations and other gains and losses that affect comparability, aggregating $2,886 and $66,773 for the three months ended March 31, 2014 and 2013, respectively. Excluding these items, EBITDA was $38,435 and $36,588, respectively.

	(b)

Includes income from discontinued operations and other gains and losses that affect comparability, aggregating $(19,766) and $204,819 for the three months ended March 31, 2014 and 2013, respectively. Excluding these items, EBITDA was $13,725 and $14,146, respectively.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2014 and 2013 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,982	$1,462
	Net unrealized gains	3,542	3,379
	Carried interest	1,775	2,183
	Total	7,299	7,024
	Merchandise Mart Building and trade shows	19,087	16,854
	555 California Street	12,066	10,629
	India real estate ventures	1,824	1,759
	LNR(a)	-	20,443
	Lexington(b)	-	6,931
	Other investments	4,919	3,117
		45,195	66,757
	Corporate general and administrative expenses(c)	(25,982)	(22,756)
	Investment income and other, net(c)	8,073	11,336
	Net gain on sale of a land parcel and residential condominiums	9,635	-
	Acquisition related costs	(1,784)	(601)
	Non-cash impairment loss on J.C. Penney common shares	-	(39,487)
	Loss on sale of J.C. Penney common shares	-	(36,800)
	Loss from the mark-to-market of J.C. Penney derivative position	-	(22,540)
	Merchandise Mart reduction-in-force and severance costs	-	(2,612)
	Net income attributable to noncontrolling interests in the Operating Partnership	(3,848)	(13,933)
	Preferred unit distributions of the Operating Partnership	(12)	(786)
		$31,277	$(61,422)

	(a)	On April 19, 2013, LNR was sold for $1.053 billion.

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. The 2013 amount represents our share of Lexington's 2012 fourth quarter earnings which was recorded on a one-quarter lag basis.

	(c)	The amounts in these captions (for this table only) exclude income (expense) from the mark-to-market of our deferred compensation plan.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations, other gains and losses that affect comparability and our Toys and Other Segments).

	For the Three Months
	Ended March 31,
	2014	2013
Region:
New York City metropolitan area	74%	72%
Washington, DC / Northern Virginia metropolitan area	23%	25%
Puerto Rico	2%	2%
Other geographies	1%	1%
	100%	100%

Results of Operations – Three Months Ended March 31, 2014 Compared to March 31, 2013

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $660,618,000 for the three months ended March 31, 2014, compared to $718,713,000 in the prior year’s three months, a decrease of $58,095,000.  This decrease was attributable to income in the prior year of (i) $59,599,000 pursuant to a settlement agreement with Stop & Shop and (ii) $12,143,000 related to the Cleveland Medical Mart development project.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

					Retail
(Decrease) increase due to:	Total		New York	Washington, DC	Properties		Other
Property rentals:
Acquisitions and other	$(135)		$2,262	$(692)	$(936)		$(769)
Deconsolidation of Independence Plaza	(14,391)		(14,391)	-	-		-
Properties placed into / taken out of
service for redevelopment	(3,043)		(1,017)	(184)	276		(2,118)
Hotel Pennsylvania	(294)		(294)	-	-		-
Trade Shows	897		-	-	-		897
Same store operations	11,273		9,288	(2,647)	853		3,779
	(5,693)		(4,152)	(3,523)	193		1,789

Tenant expense reimbursements:
Acquisitions and other	396		(235)	-	-		631
Properties placed into / taken out of
service for redevelopment	(555)		(559)	36	144		(176)
Same store operations	10,785		3,800	1,363	5,860		(238)
	10,626		3,006	1,399	6,004		217

Cleveland Medical Mart development
project	(12,143)	(1)	-	-	-		(12,143)	(1)

Fee and other income:
BMS cleaning fees	2,292		2,936	-	-		(644)	(2)
Signage revenue	2,837		2,837	-	-		-
Management and leasing fees	961		1,002	219	(93)		(167)
Lease termination fees	(56,175)		818	2,128	(59,383)	(3)	262
Other income	(800)		34	324	(128)		(1,030)
	(50,885)		7,627	2,671	(59,604)		(1,579)

Total (decrease) increase in revenues	$(58,095)		$6,481	$547	$(53,407)		$(11,716)

(1)	Due to the completion of the project. This decrease in revenue is substantially offset by a decrease in development costs expensed in the period. See note (4) on page 43.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 43.

(3)	Results primarily from $59,599 of income recognized in the first quarter of 2013 pursuant to a settlement agreement with Stop & Shop.

Results of Operations – Three Months Ended March 31, 2014 Compared to March 31, 2013 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $494,984,000 for the three months ended March 31, 2014, compared to $468,419,000 in the prior year’s three months, an increase of $26,565,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties		Other
Operating:
Acquisitions and other	$(567)		$296	$-	$(97)		$(766)
Deconsolidation of Independence Plaza	(5,766)		(5,766)	-	-		-
Properties placed into / taken out of
service for redevelopment	(2,813)		(1,690)	133	(141)		(1,115)
Non-reimbursable expenses, including
bad debt reserves	(550)		(301)	-	-		(249)
Hotel Pennsylvania	808		808	-	-		-
Trade Shows	775		-	-	-		775
BMS expenses	(858)		(122)	-	-		(736)	(2)
Same store operations	16,615		7,359	2,689	5,872		695
	7,644		584	2,822	5,634		(1,396)

Depreciation and amortization:
Acquisitions and other	2,190		2,303	-	(106)		(7)
Deconsolidation of Independence Plaza	(9,994)		(9,994)	-	-		-
Properties placed into / taken out of
service for redevelopment	21,164		13,816	(29)	8,155		(778)
Same store operations	(5,026)		(7,915)	940	727		1,222
	8,334		(1,790)	911	8,776		437

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	954		-	-	-		954
Severance costs (primarily reduction
in force at the Merchandise Mart)	(2,612)		-	-	-		(2,612)
Same store operations	2,436		278	642	(759)		2,275	(3)
	778		278	642	(759)		617

Cleveland Medical Mart development
project	(11,374)	(4)	-	-	-		(11,374)	(4)

Impairment losses and acquisition
related costs	21,183		-	-	20,000	(5)	1,183

Total increase (decrease) in expenses	$26,565		$(928)	$4,375	$33,651		$(10,533)

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 42.

(3)	Primarily from an increase in stock-based compensation expense, of which $1,117 relates to additional amortization in 2014, due to the timing of the 2014 equity grant.

(4)	Due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 42.

(5)	Represents a non-cash impairment loss on the Springfield Town Center.

Results of Operations – Three Months Ended March 31, 2014 Compared to March 31, 2013 - continued

Income Applicable to Toys

In the fourth quarter of 2013, we wrote down our investment in Toys to its estimated fair value and disclosed that to the extent the fair value of our investment did not change, we would recognize a non-cash impairment loss equal to our share of Toys’ fourth quarter net earnings in our first quarter of 2014.

In the three months ended March 31, 2014, we recognized (i) $1,847,000 of income applicable to Toys, representing management fees earned and received, and (ii) our share of the equity in earnings of Toys’ fourth quarter totaling $75,196,000 and a corresponding non-cash impairment loss of the same amount.

In the three months ended March 31, 2013, we recognized (i) $1,759,000 of income applicable to Toys, representing management fees earned and received, and (ii) our share of the equity in earnings of Toys’ fourth quarter totaling $78,542,000 and a corresponding non-cash impairment loss of the same amount.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended March 31, 2014 and 2013.

	Percentage	For the Three Months Ended
	Ownership at	March 31,
(Amounts in thousands)	March 31, 2014	2014	2013
Equity in Net Income (Loss):
Alexander's	32.4%	$6,385	$6,076
India real estate ventures	4.1%-36.5%	(137)	(767)
Partially owned office buildings (1)	Various	(2,395)	(582)
Other investments (2)	Various	(3,721)	(1,713)
Lexington (3)	n/a	-	(979)
LNR (4)	n/a	-	18,731
		$132	$20,766

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(2)		Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

(3)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. The 2013 amount represents our share of Lexington's 2012 fourth quarter earnings which was recorded on a one-quarter lag basis.

(4)		On April 19, 2013, LNR was sold for $1.053 billion.

Results of Operations – Three Months Ended March 31, 2014 Compared to March 31, 2013 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the three months ended March 31, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended March 31,
	2014	2013
Net investment income	$3,979	$3,048
Net unrealized gains	14,169	13,516
Income from Real Estate Fund	18,148	16,564
Less (income) attributable to noncontrolling interests	(10,849)	(9,540)
Income from Real Estate Fund attributable to Vornado (1)	$7,299	$7,024
___________________________________

(1)

Excludes management, leasing and development fees of $704 and $849 for the three months ended March 31, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was $11,893,000 in the three months ended March 31, 2014, compared to a loss of $49,075,000 in the prior year’s three months, an increase in income of $60,968,000. This increase resulted from:

(Amounts in thousands)

Non-cash impairment loss on J.C. Penney common shares in 2013	$39,487
J.C. Penney derivative position mark-to-market loss in 2013	22,540
Lower interest on mezzanine loans receivable	(2,693)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	954
Higher dividends and interest on marketable securities	336
Other, net	344
$60,968

Interest and Debt Expense

Interest and debt expense was $109,442,000 in the three months ended March 31, 2014, compared to $120,346,000 in the prior year’s three months, a decrease of $10,904,000.  This decrease was primarily due to $5,462,000 of interest savings from the restructuring of the Skyline properties mortgage loan in October 2013 and $5,362,000 of higher capitalized interest in the current period.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the three months ended March 31, 2014, we recognized a $9,635,000 gain on disposition of wholly owned and partially owned assets, primarily from the sale of a land parcel and residential condominiums, compared to a net loss of $36,724,000 in the prior year’s three months, primarily from the sale of 10,000,000 J.C. Penney common shares.

Income Tax Expense

Income tax expense was $1,582,000 in the three months ended March 31, 2014, compared to $1,073,000 in the prior year’s three months, an increase of $509,000. This increase was primarily attributable to higher income from our taxable REIT subsidiaries.

Results of Operations – Three Months Ended March 31, 2014 Compared to March 31, 2013 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Total revenues	$8,283	$25,990
Total expenses	5,550	20,043
	2,733	5,947
Impairment losses	(842)	(1,514)
Net gain on sale of Green Acres Mall	-	202,275
Net gain on sales of other real estate	-	54
Income from discontinued operations	$1,891	$206,762

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $11,579,000 in the three months ended March 31, 2014, compared to $11,286,000 in the prior year’s three months, an increase of $293,000.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $3,848,000 in the three months ended March 31, 2014, compared to $13,933,000 in the prior year’s three months, a decrease of $10,085,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Unit Distributions of the Operating Partnership

Preferred unit distributions of the Operating Partnership were $12,000 in the three months ended March 31, 2014, compared to $786,000 in the prior year’s three months, a decrease of $774,000.  This decrease resulted from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.

Preferred Share Dividends

Preferred share dividends were $20,368,000 in the three months ended March 31, 2014, compared to $21,702,000 in the prior year’s three months, a decrease of $1,334,000.  This decrease resulted primarily from the redemption of the 6.75% Series F and Series H preferred shares in February 2013.

Preferred Share Redemptions

In the three months ended March 31, 2013, we recognized $9,230,000 of expense in connection with the redemption of the 6.75% Series F and Series H cumulative redeemable preferred shares in February 2013.

Results of Operations – Three Months Ended March 31, 2014 Compared to March 31, 2013 - continued

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

Below are reconciliations of EBITDA to same store EBITDA on a GAAP basis for each of our segments for the three months ended March 31, 2014, compared to three months ended March 31, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended March 31, 2014	$233,798	$84,087	$35,280
Add-back:
Non-property level overhead expenses included above	7,792	7,447	4,656
Less EBITDA from:
Acquisitions	(4,572)	-	-
Dispositions, including net gains on sale	-	-	(3,109)
Properties taken out-of-service for redevelopment	(8,218)	(1,082)	(604)
Other non-operating (income) expense	(1,415)	(1,801)	16,553
GAAP basis same store EBITDA for the three months ended
March 31, 2014	$227,385	$88,651	$52,776

EBITDA for the three months ended March 31, 2013	$217,537	$86,244	$322,326
Add-back:
Non-property level overhead expenses included above	7,514	6,805	5,415
Less EBITDA from:
Acquisitions	-	-	-
Dispositions, including net gains on sale	(2,432)	(98)	(211,839)
Properties taken out-of-service for redevelopment	(4,440)	(1,659)	(97)
Other non-operating income	(4,021)	(368)	(64,168)
GAAP basis same store EBITDA for the three months ended
March 31, 2013	$214,158	$90,924	$51,637

Increase (decrease) in GAAP basis same store EBITDA -
Three months ended March 31, 2014 vs. March 31, 2013(1)	$13,227	$(2,273)	$1,139

% increase (decrease) in GAAP basis same store EBITDA	6.2%	(2.5%)	2.2%

(1) See notes on following page.

Results of Operations – Three Months Ended March 31, 2014 Compared to March 31, 2013 - continued

Notes to preceding tabular information

New York:

The $13,227,000 increase in New York GAAP basis same store EBITDA resulted primarily from increases in Office and Retail of $11,409,000 and $2,897,000, respectively.  The Office increase resulted primarily from higher (i) rental revenue of $7,675,000 (primarily due to a $1.38 increase in average annual rents per square foot), and (ii) cleaning fees, signage revenue and management and leasing fees of $6,977,000.  The Retail increase resulted primarily from higher rental revenue of $1,724,000, (primarily due to an increase in average same store occupancy).

Washington, DC:

The $2,273,000 decrease in Washington, DC GAAP basis same store EBITDA resulted primarily from lower rental revenue of $1,597,000 at our Skyline properties, primarily due to a decrease in occupancy and average annual rents per square foot.

Retail Properties:

The $1,139,000 increase in Retail Properties GAAP basis same store EBITDA resulted primarily from an increase in rental revenue of $853,000, primarily due to an increase in average same store occupancy.

Results of Operations – Three Months Ended March 31, 2014 Compared to March 31, 2013 - continued

Reconciliation of GAAP basis Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the three months ended
March 31, 2014	$227,385	$88,651	$52,776
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(24,648)	(1,201)	(1,648)
Cash basis same store EBITDA for the three months ended
March 31, 2014	$202,737	$87,450	$51,128

GAAP basis same store EBITDA for the three months ended
March 31, 2013	$214,158	$90,924	$51,637
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(29,957)	(3,943)	(1,690)
Cash basis same store EBITDA for the three months ended
March 31, 2013	$184,201	$86,981	$49,947

Increase in Cash basis same store EBITDA -
Three months ended March 31, 2014 vs. March 31, 2013	$18,536	$469	$1,181

% increase in Cash basis same store EBITDA	10.1%	0.5%	2.4%

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended December 31, 2013

(Amounts in thousands)	New York	Washington, DC	Retail Properties
Net income (loss) attributable to Vornado for the three months ended
December 31, 2013	$227,074	$42,074	$(5,692)
Interest and debt expense	73,066	22,416	10,844
Depreciation and amortization	73,694	36,610	19,721
Income tax expense (benefit)	1,558	(17,841)	831
EBITDA for the three months ended December 31, 2013	$375,392	$83,259	$25,704

Reconciliation of EBITDA to GAAP basis Same Store EBITDA – Three Months Ended March 31, 2014 compared to December 31, 2013

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended March 31, 2014	$233,798	$84,087	$35,280
Add-back:
Non-property level overhead expenses included above	7,792	7,447	4,656
Less EBITDA from:
Acquisitions	(3,576)	-	-
Dispositions, including net gains on sale	-	-	(3,109)
Properties taken out-of-service for redevelopment	(5,305)	(1,082)	(604)
Other non-operating income	(1,290)	(1,801)	16,553
GAAP basis same store EBITDA for the three months ended
March 31, 2014	$231,419	$88,651	$52,776

EBITDA for the three months ended December 31, 2013	$375,392	$83,259	$25,704
Add-back:
Non-property level overhead expenses included above	7,318	6,848	4,168
Less EBITDA from:
Acquisitions	(4,455)	-	-
Dispositions, including net gains on sale	(129,333)	(33)	(5,786)
Properties taken out-of-service for redevelopment	(5,269)	(1,195)	(624)
Other non-operating income	(2,319)	(317)	29,229
GAAP basis same store EBITDA for the three months ended
December 31, 2013	$241,334	$88,562	$52,691

(Decrease) increase in GAAP basis same store EBITDA -
Three months ended March 31, 2014 vs. December 31, 2013	$(9,915)	$89	$85

% (decrease) increase in GAAP basis same store EBITDA	(4.1%)	0.1%	0.2%

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of GAAP basis Same Store EBITDA to Cash basis Same Store EBITDA – Three Months Ended March 31, 2014 vs. December 31, 2013

(Amounts in thousands)	New York	Washington, DC	Retail Properties

GAAP basis same store EBITDA for the three months ended
March 31, 2014	$231,419	$88,651	$52,776
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(26,759)	(1,201)	(1,648)
Cash basis same store EBITDA for the three months ended
March 31, 2014	$204,660	$87,450	$51,128

GAAP basis same store EBITDA for the three months ended
December 31, 2013	$241,334	$88,562	$52,691
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(30,950)	(1,899)	(2,243)
Cash basis same store EBITDA for the three months ended
December 31, 2013	$210,384	$86,663	$50,448

(Decrease) increase in Cash basis same store EBITDA -
Three months ended March 31, 2014 vs. December 31, 2013	$(5,724)	$787	$680

% (decrease) increase in Cash basis same store EBITDA	(2.7%)	0.9%	1.3%

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

Cash Flows for the Three Months Ended March 31, 2014

Our cash and cash equivalents were $1,156,727,000 at March 31, 2014, a $573,437,000 increase over the balance at December 31, 2013.  Our consolidated outstanding debt was $10,344,938,000 at March 31, 2014, a $366,220,000 increase over the balance at December 31, 2013.  As of March 31, 2014 and December 31, 2013, $88,138,000 and $295,870,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2014 and 2015, $133,695,000 and $941,059,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $309,131,000 was comprised of (i) net income of $98,156,000, (ii) $135,433,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net income of partially owned entities and impairment losses on real estate, (iii) the net change in operating assets and liabilities of $62,576,000, including $123,000 related to Real Estate Fund investments, and (iv) distributions of income from partially owned entities of $12,966,000.

Net cash provided by investing activities of $82,761,000 was comprised of (i) $120,270,000 of proceeds from sales of real estate and related investments, (ii) $69,347,000 of proceeds from repayments of mortgages and mezzanine loans receivable and other, (iii) $52,256,000 of changes in restricted cash, and (iv) $1,277,000 of capital distributions from partially owned entities, partially offset by (v) $90,653,000 of development costs and construction in progress, (vi) $53,103,000 of additions to real estate, and (vii) $16,633,000 of investments in partially owned entities.

Net cash provided by financing activities of $181,545,000 was comprised of (i) $600,000,000 of proceeds from borrowings, and (ii) $3,676,000 of proceeds received from the exercise of employee share options, partially offset by (iii) $233,198,000 for the repayments of borrowings, (iv) $136,761,000 of dividends paid on common shares, (v) $20,752,000 of debt issuance and other costs, (vi) $20,368,000 of dividends paid on preferred shares, (vii) $10,474,000 of distributions to noncontrolling interests, and (viii) $578,000 for the repurchase of shares related to stock compensation agreements and/or related tax withholdings.

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

Liquidity and Capital Resources – continued

Capital Expenditures - continued

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2014.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$12,208	$8,931	$1,521	$88		$1,668
Tenant improvements	57,964	40,311	11,680	815		5,158
Leasing commissions	18,095	14,018	2,322	95		1,660
Non-recurring capital expenditures	84	84	-	-		-
Total capital expenditures and leasing
commissions (accrual basis)	88,351	63,344	15,523	998		8,486
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	40,186	18,716	12,186	2,566		6,718
Expenditures to be made in future
periods for the current period	(56,023)	(40,184)	(12,807)	(910)		(2,122)
Total capital expenditures and leasing
commissions (cash basis)	$72,514	$41,876	$14,902	$2,654		$13,082

Tenant improvements and leasing commissions:
Per square foot per annum	$5.33	$6.19	$5.23	$0.59	$	n/a
Percentage of initial rent	10.6%	9.8%	12.3%	3.0%		n/a

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT’) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  The incremental development cost of this project is approximately $250,000,000, of which $126,500,000 has been expended as of March 31, 2014.  The redevelopment is expected to be completed in the fourth quarter of 2014. The closing will be no later than March 31, 2015.

We are in the process of redeveloping and substantially expanding the existing retail space at the Marriott Marquis Times Square Hotel, including converting the below grade parking garage into retail and creating a six-story, 300 foot wide block front, dynamic LED sign, all of which is expected to be completed by the end of 2014.  Upon completion of the redevelopment, the retail space will include 20,000 square feet on grade and 20,000 square feet below grade.  The incremental development cost of this project is approximately $215,000,000, of which $67,700,000 has been expended as of March 31, 2014.

We plan to construct a residential condominium tower containing 472,000 zoning square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $850,000,000.  In January 2014, we completed a $600,000,000 loan secured by this site.

We plan to develop a 699-unit residential project in Pentagon City (Metropolitan Park 4&5), which is expected to be completed in 2016.  The project will include a 37,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250,000,000.

We plan to redevelop an existing 165,000 square foot office building in Crystal City (2221 S. Clark Street), which we have leased to WeWork, into approximately 250 rental residential units.  The incremental development cost of this project is approximately $40,000,000.  The redevelopment is expected to be completed in the second half of 2015.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the three months ended March 31, 2014.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Town Center	$25,172	$-	$-	$25,172	$-
Marriott Marquis Times Square - retail
and signage	12,822	12,822	-	-	-
330 West 34th Street	9,541	9,541	-	-	-
220 Central Park South	9,034	-	-	-	9,034
608 Fifth Avenue	7,248	7,248	-	-	-
Metropolitan Park 4 & 5	4,517	-	4,517	-	-
7 West 34th Street	3,044	3,044	-	-	-
Wayne Towne Center	2,419		-	2,419	-
Other	16,856	6,526	7,068	2,303	959
	$90,653	$39,181	$11,585	$29,894	$9,993

In addition to the development and redevelopment projects above, we are in the process of repositioning and re-tenanting 280 Park Avenue (49.5% owned).  Our share of the incremental development cost of this project is approximately $62,000,000, of which $34,700,000 was expended prior to 2014, and $6,100,000 has been expended in 2014.

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

Cash Flows for the Three Months Ended March 31, 2013

Our cash and cash equivalents were $585,823,000 at March 31, 2013, a $374,496,000 decrease over the balance at December 31, 2012.  This decrease is primarily due to cash flows from financing activities, partially offset by cash flows from operating and investing activities, as discussed below.

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

Net cash used in financing activities of $1,317,108,000 was comprised of (i) $2,529,836,000 for the repayments of borrowings, (ii) $262,500,000 for purchases of outstanding preferred units and shares, (iii) $172,142,000 of distributions to noncontrolling interests, (iv) $136,342,000 of dividends paid on common shares, (v) $23,161,000 of dividends paid on preferred shares, (vi) $9,080,000 of debt issuance and other costs, and (vii) $307,000 for the repurchase of shares related to stock compensation agreements and/or related tax withholdings, partially offset by (viii) $1,499,375,000 of proceeds from borrowings, (ix) $290,710,000 of proceeds from the issuance of preferred shares, (x) $24,566,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (xi) $1,609,000 of proceeds from exercise of employee share options.

Liquidity and Capital Resources – continued

Capital Expenditures in the three months ended March 31, 2013

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$5,267	$3,636	$1,496	$103		$32
Tenant improvements	55,505	39,517	12,931	2,296		761
Leasing commissions	21,026	18,418	2,023	585		-
Non-recurring capital expenditures	1,576	1,576	-	-		-
Total capital expenditures and leasing
commissions (accrual basis)	83,374	63,147	16,450	2,984		793
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	37,330	9,192	7,718	2,019		18,401
Expenditures to be made in future
periods for the current period	(45,265)	(30,579)	(14,539)	(2,881)		2,734
Total capital expenditures and leasing
commissions (cash basis)	$75,439	$41,760	$9,629	$2,122		$21,928

Tenant improvements and leasing commissions:
Per square foot per annum	$3.83	$4.56	$8.44	$0.61	$	n/a
Percentage of initial rent	9.2%	7.2%	20.7%	3.6%		n/a

Development and Redevelopment Expenditures in the three months ended March 31, 2013

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Town Center	$8,792	$-	$-	$8,792	$-
1290 Avenue of the Americas	6,105	6,105	-	-	-
220 Central Park South	3,914	-	-	-	3,914
1540 Broadway	2,707	2,707	-	-	-
Marriott Marquis Times Square - retail
and signage	2,695	2,695	-	-	-
LED Signage	2,228	2,228	-	-	-
North Plainfield, New Jersey	1,071	-	-	1,071	-
Other	7,822	1,621	5,205	807	189
	$35,334	$15,356	$5,205	$10,670	$4,103

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2014, the aggregate dollar amount of these guarantees and master leases is approximately $420,000,000.

At March 31, 2014, $38,477,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of March 31, 2014, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $125,000,000.

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gain from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income per Share, in our consolidated financial statements on page 25 of this Quarterly Report on Form 10-Q.

FFO for the Three Months Ended March 31, 2014 and 2013

FFO attributable to common shareholders plus assumed conversions was $247,079,000, or $1.31 per diluted share for the three months ended March 31, 2014, compared to $201,820,000, or $1.08 per diluted share, for the prior year’s quarter.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Three Months
(Amounts in thousands, except per share amounts)	Ended March 31,
Reconciliation of our net income to FFO:	2014	2013
Net income attributable to Vornado	$82,717	$262,922
Depreciation and amortization of real property	142,569	132,513
Net gains on sale of real estate	-	(202,329)
Real estate impairment losses	20,842	1,514
Proportionate share of adjustments to equity in net income of
Toys, to arrive at FFO:
Depreciation and amortization of real property	11,415	19,325
Real estate impairment losses	-	3,650
Income tax effect of above adjustments	(3,995)	(8,050)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	25,271	21,830
Net gains on sale of real estate	-	(465)
Noncontrolling interests' share of above adjustments	(11,399)	1,814
FFO	267,420	232,724
Preferred share dividends	(20,368)	(21,702)
Preferred share redemptions	-	(9,230)
FFO attributable to common shareholders	247,052	201,792
Convertible preferred share dividends	27	28
FFO attributable to common shareholders plus assumed conversions	$247,079	$201,820

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	187,307	186,752
Effect of dilutive securities:
Employee stock options and restricted share awards	933	727
Convertible preferred shares	47	50
Denominator for FFO per diluted share	188,287	187,529

FFO attributable to common shareholders plus assumed conversions
per diluted share	$1.31	$1.08

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2014			2013
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,455,466	2.47%	$14,555	$1,064,730	2.01%
Fixed rate	8,889,472	4.73%	-	8,913,988	4.73%
	$10,344,938	4.41%	14,555	$9,978,718	4.44%
Prorata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$293,418	1.76%	2,934	$196,240	2.09%
Variable rate – Toys	944,432	6.14%	9,444	1,179,001	5.45%
Fixed rate (including $680,648 and
$682,484 of Toys debt in 2014 and 2013)	2,715,525	6.51%	-	2,814,162	6.46%
	$3,953,375	6.07%	12,378	$4,189,403	5.97%
Noncontrolling interests’ share of above			(1,521)
Total change in annual net income			$25,412
Per share-diluted			$0.13

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2014, we have an interest rate cap with a notional amount of $60,000,000 that caps LIBOR at a rate of 7.00%.  In addition, we have an interest rate swap on a $425,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.15% at March 31, 2014) to a fixed rate of 5.13% for the remaining four-year term of the loan.

As of March 31, 2014, we have investments in mezzanine loans with an aggregate carrying amount of $25,006,000 that are based on variable interest rates which partially mitigate our exposure to a change in interest rates on our variable rate debt.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of March 31, 2014, the estimated fair value of our consolidated debt was $10,249,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2014, we issued 4,239 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of the Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, and such information is incorporated by reference herein.

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

VORNADO REALTY TRUST
(Registrant)

Date: May 5, 2014	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

10.52	**	-	Employment agreement between Vornado Realty Trust and Michael J. Franco dated
January 10, 2014.

10.53	**	-	Form of Vornado Realty Trust 2014 Outperformance Plan Award Agreement.

15.1		-	Letter regarding Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

______________________________
	**		Management contract or compensation agreement