Form 10-Q
period 2014-06-30
VORNADO REALTY TRUST
filed 2014-08-04
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2014, 187,664,768 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	June 30,	December 31,
ASSETS	2014	2013
Real estate, at cost:
Land	$4,051,053	$4,068,306
Buildings and improvements	12,519,973	12,475,556
Development costs and construction in progress	1,550,084	1,353,121
Leasehold improvements and equipment	132,485	132,483
Total	18,253,595	18,029,466
Less accumulated depreciation and amortization	(3,527,372)	(3,381,457)
Real estate, net	14,726,223	14,648,009
Cash and cash equivalents	1,371,226	583,290
Restricted cash	160,353	262,440
Marketable securities	206,917	191,917
Tenant and other receivables, net of allowance for doubtful accounts of $21,521 and $21,869	118,217	115,862
Investments in partially owned entities	1,267,370	1,166,443
Investment in Toys "R" Us	26,309	83,224
Real Estate Fund investments	549,091	667,710
Mortgage and mezzanine loans receivable, net of allowance of $5,811 and $5,845	17,417	170,972
Receivable arising from the straight-lining of rents, net of allowance of $3,375 and $4,355	850,278	817,357
Deferred leasing and financing costs, net of accumulated amortization of $286,668 and $264,451	467,455	411,927
Identified intangible assets, net of accumulated amortization of $233,449 and $277,998	289,475	311,963
Assets related to discontinued operations	208,309	314,622
Other assets	478,139	351,488
	$20,736,779	$20,097,224

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable	$8,988,843	$8,331,993
Senior unsecured notes	1,791,814	1,350,855
Revolving credit facility debt	88,138	295,870
Accounts payable and accrued expenses	452,641	422,276
Deferred revenue	501,384	529,048
Deferred compensation plan	111,858	116,515
Liabilities related to discontinued operations	-	13,950
Other liabilities	382,789	438,353
Total liabilities	12,317,467	11,498,860
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 11,430,318 and 11,292,038 units outstanding	1,219,958	1,002,620
Series D cumulative redeemable preferred unit - 1 unit outstanding	1,000	1,000
Total redeemable noncontrolling interests	1,220,958	1,003,620
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 52,678,939 and 52,682,807 shares	1,277,026	1,277,225
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 187,664,768 and 187,284,688 shares	7,484	7,469
Additional capital	6,949,663	7,143,840
Earnings less than distributions	(1,872,250)	(1,734,839)
Accumulated other comprehensive income	92,221	71,537
Total Vornado shareholders' equity	6,454,144	6,765,232
Noncontrolling interests in consolidated subsidiaries	744,210	829,512
Total equity	7,198,354	7,594,744
	$20,736,779	$20,097,224

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(Amounts in thousands, except per share amounts)	2014	2013	2014	2013

REVENUES:
Property rentals	$540,124	$534,074	$1,068,224	$1,067,867
Tenant expense reimbursements	76,202	72,291	162,792	148,255
Cleveland Medical Mart development project	-	16,990	-	29,133
Fee and other income	50,280	47,861	96,208	144,674
Total revenues	666,606	671,216	1,327,224	1,389,929
EXPENSES:
Operating	261,453	259,168	534,844	524,915
Depreciation and amortization	129,025	133,180	276,676	272,497
General and administrative	44,568	50,305	96,726	101,685
Cleveland Medical Mart development project	-	15,151	-	26,525
Impairment losses, acquisition and transaction related costs	4,083	3,350	25,867	3,951
Total expenses	439,129	461,154	934,113	929,573
Operating income	227,477	210,062	393,111	460,356
(Loss) applicable to Toys "R" Us	(57,591)	(36,861)	(55,744)	(35,102)
Income from partially owned entities	3,849	1,472	3,981	22,238
Income from Real Estate Fund	100,110	34,470	118,258	51,034
Interest and other investment income (loss), net	9,435	26,415	21,328	(22,660)
Interest and debt expense	(117,051)	(120,657)	(226,493)	(241,003)
Net gain (loss) on disposition of wholly owned and partially
owned assets	905	1,005	10,540	(35,719)
Income before income taxes	167,134	115,906	264,981	199,144
Income tax expense	(3,599)	(2,877)	(5,181)	(3,950)
Income from continuing operations	163,535	113,029	259,800	195,194
Income from discontinued operations	2,152	69,292	4,043	276,054
Net income	165,687	182,321	263,843	471,248
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(63,975)	(14,930)	(75,554)	(26,216)
Operating Partnership	(4,691)	(8,849)	(8,539)	(22,782)
Preferred unit distributions of the Operating Partnership	(13)	(348)	(25)	(1,134)
Net income attributable to Vornado	97,008	158,194	179,725	421,116
Preferred share dividends	(20,366)	(20,368)	(40,734)	(42,070)
Preferred unit and share redemptions	-	8,100	-	(1,130)
NET INCOME attributable to common shareholders	$76,642	$145,926	$138,991	$377,916

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.40	$0.43	$0.72	$0.63
Income from discontinued operations, net	0.01	0.35	0.02	1.39
Net income per common share	$0.41	$0.78	$0.74	$2.02
Weighted average shares outstanding	187,527	186,931	187,418	186,842

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.40	$0.43	$0.72	$0.62
Income from discontinued operations, net	0.01	0.35	0.02	1.39
Net income per common share	$0.41	$0.78	$0.74	$2.01
Weighted average shares outstanding	188,617	187,720	188,431	187,627

DIVIDENDS PER COMMON SHARE	$0.73	$0.73	$1.46	$1.46

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013

Net income	$165,687	$182,321	$263,843	$471,248
Other comprehensive income (loss):
Change in unrealized net gain on available-for-sale securities	1,878	20,348	15,003	169,138
Pro rata share of other comprehensive income (loss) of
nonconsolidated subsidiaries	14,163	(19,707)	5,877	(23,354)
Change in value of interest rate swap	(545)	12,037	1,065	14,560
Other	(2)	(3)	(1)	530
Comprehensive income	181,181	194,996	285,787	632,122
Less comprehensive income attributable to noncontrolling interests	(69,578)	(24,862)	(85,378)	(59,166)
Comprehensive income attributable to Vornado	$111,603	$170,134	$200,409	$572,956

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

								Non-
							Accumulated	controlling
(Amounts in thousands)						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,440	$7,195,438	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income attributable to Vornado	-	-	-	-	-	421,116	-	-	421,116
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	26,216	26,216
Dividends on common shares	-	-	-	-	-	(272,825)	-	-	(272,825)
Dividends on preferred shares	-	-	-	-	-	(42,070)	-	-	(42,070)
Issuance of Series L preferred shares	12,000	290,536	-	-	-	-	-	-	290,536
Redemption of Series F and Series H
preferred shares	(10,500)	(253,269)	-	-	-	-	-	-	(253,269)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	180	7	14,973	-	-	-	14,980
Under employees' share
option plan	-	-	62	3	3,564	-	-	-	3,567
Under dividend reinvestment plan	-	-	11	-	903	-	-	-	903
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	18,781	18,781
Other	-	-	-	-	-	-	-	15,186	15,186
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(43,145)	(43,145)
Other	-	-	-	-	-	-	-	(120,051)	(120,051)
Conversion of Series A preferred
shares to common shares	(2)	(90)	3	-	90	-	-	-	-
Deferred compensation shares
and options	-	-	-	-	4,786	(305)	-	-	4,481
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	-	-	169,138	-	169,138
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(23,354)	-	(23,354)
Change in value of interest rate swap	-	-	-	-	-	-	14,560	-	14,560
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(29,393)	-	-	-	(29,393)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(9,034)	-	(9,034)
Preferred unit and share redemptions	-	-	-	-	-	(1,130)	-	-	(1,130)
Deconsolidation of partially
owned entity	-	-	-	-	-	-	-	(165,427)	(165,427)
Other	-	-	-	-	(25)	(3,154)	530	(34)	(2,683)
Balance, June 30, 2013	52,683	$1,277,455	186,991	$7,450	$7,190,336	$(1,471,643)	$132,894	$784,735	$7,921,227

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

								Non-
							Accumulated	controlling
(Amounts in thousands)						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado	-	-	-	-	-	179,725	-	-	179,725
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	75,554	75,554
Dividends on common shares	-	-	-	-	-	(273,694)	-	-	(273,694)
Dividends on preferred shares	-	-	-	-	-	(40,734)	-	-	(40,734)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	199	8	19,763	-	-	-	19,771
Under employees' share
option plan	-	-	159	6	9,200	-	-	-	9,206
Under dividend reinvestment plan	-	-	9	-	919	-	-	-	919
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	5,297	5,297
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(132,819)	(132,819)
Other	-	-	-	-	-	-	-	(301)	(301)
Transfer of noncontrolling interest
in Real Estate Fund	-	-	-	-	-	-	-	(33,028)	(33,028)
Conversion of Series A preferred
shares to common shares	(4)	(193)	6	-	193	-	-	-	-
Deferred compensation shares
and options	-	-	7	1	3,383	(340)	-	-	3,044
Change in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	15,003	-	15,003
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	5,877	-	5,877
Change in value of interest rate swap	-	-	-	-	-	-	1,065	-	1,065
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(227,338)	-	-	-	(227,338)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(1,260)	-	(1,260)
Other	-	(6)	-	-	(297)	(2,368)	(1)	(5)	(2,677)
Balance, June 30, 2014	52,679	$1,277,026	187,665	$7,484	$6,949,663	$(1,872,250)	$92,221	$744,210	$7,198,354

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$263,843	$471,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	288,187	289,643
Return of capital from Real Estate Fund investments	140,920	56,664
Net realized and unrealized gains on Real Estate Fund investments	(111,227)	(47,109)
Equity in net loss of partially owned entities, including Toys “R” Us	51,763	12,864
Straight-lining of rental income	(33,413)	(32,730)
Distributions of income from partially owned entities	25,784	23,774
Amortization of below-market leases, net	(22,624)	(28,511)
Impairment losses	20,842	4,007
Other non-cash adjustments	20,546	42,339
Net (gain) loss on disposition of wholly owned and partially owned assets	(10,540)	35,719
Defeasance cost in connection with the refinancing of mortgage notes payable	5,589	-
Net gains on sale of real estate	-	(267,994)
Non-cash impairment loss on J.C. Penney common shares	-	39,487
Loss from the mark-to-market of J.C. Penney derivative position	-	13,475
Changes in operating assets and liabilities:
Real Estate Fund investments	(2,666)	(30,893)
Accounts receivable, net	(2,355)	53,821
Prepaid assets	(138,884)	(104,149)
Other assets	(43,842)	(35,570)
Accounts payable and accrued expenses	2,157	(50,690)
Other liabilities	(6,437)	(595)
Net cash provided by operating activities	447,643	444,800

Cash Flows from Investing Activities:
Development costs and construction in progress	(214,615)	(85,550)
Proceeds from sales of real estate and related investments	125,037	648,167
Additions to real estate	(105,116)	(113,060)
Restricted cash	102,087	16,596
Proceeds from repayments of mortgage and mezzanine loans receivable and other	96,159	47,950
Investments in partially owned entities	(62,894)	(59,472)
Acquisitions of real estate and other	(8,963)	(53,992)
Distributions of capital from partially owned entities	1,791	281,991
Proceeds from the sale of LNR	-	240,474
Proceeds from sales of marketable securities	-	160,715
Funding of J.C. Penney derivative collateral	-	(98,447)
Return of J.C. Penney derivative collateral	-	85,450
Investment in mortgage and mezzanine loans receivable	-	(137)
Net cash (used in) provided by investing activities	(66,514)	1,070,685

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
(Amounts in thousands)
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,398,285	$1,583,357
Repayments of borrowings	(313,444)	(2,800,441)
Dividends paid on common shares	(273,694)	(272,825)
Purchase of marketable securities in connection with the defeasance of mortgage
notes payable	(198,884)	-
Distributions to noncontrolling interests	(149,944)	(181,510)
Dividends paid on preferred shares	(40,737)	(42,451)
Debt issuance costs	(29,560)	(9,520)
Proceeds received from exercise of employee share options	10,125	4,470
Contributions from noncontrolling interests	5,297	33,967
Repurchase of shares related to stock compensation agreements and/or related
tax withholdings	(637)	(332)
Purchases of outstanding preferred units and shares	-	(299,400)
Proceeds from the issuance of preferred shares	-	290,536
Net cash provided by (used in) financing activities	406,807	(1,694,149)
Net increase (decrease) in cash and cash equivalents	787,936	(178,664)
Cash and cash equivalents at beginning of period	583,290	960,319
Cash and cash equivalents at end of period	$1,371,226	$781,655

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $30,182 and $17,492	$214,239	$235,588
Cash payments for income taxes	$6,726	$4,732

Non-Cash Investing and Financing Activities:

Marketable securities transferred in connection with the defeasance of mortgage
notes payable	$198,884	$-
Defeasance of mortgage notes payable	(193,406)	-
Elimination of a mortgage and mezzanine loan asset and liability	59,375	-
Transfer of interest in Real Estate Fund to an unconsolidated joint venture	(58,564)	-
Transfer of noncontrolling interest in Real Estate Fund	(33,028)	-
Decrease in assets and liabilities resulting from the deconsolidation of Independence Plaza:
Real estate, net	-	(852,166)
Notes and mortgages payable	-	(322,903)
Cash restricted for like kind exchange of real estate	-	(155,810)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in the Operating Partnership at June 30, 2014.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On April 11, 2014, we announced a plan to spin off our shopping center business, consisting of 80 strip centers, four malls and a warehouse park adjacent to our East Hanover strip center, into a new publicly traded REIT (“SpinCo”).  The spin-off is expected to be effectuated through a pro rata distribution of SpinCo’s shares to Vornado common shareholders and Vornado Realty L.P. common unitholders, and is intended to be treated as tax-free for U.S. federal income tax purposes.  On June 26, 2014, SpinCo filed its initial registration statement on Form 10 with the Securities and Exchange Commission (“SEC”).  We expect the spin-off to be completed by the end of 2014, subject to certain conditions, including the SEC declaring SpinCo’s registration statement effective, filing and approval of SpinCo’s listing application with the NYSE, receipt of third party consents, and formal approval and declaration of the distribution by Vornado’s Board of Trustees.  Vornado may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms.  Vornado will retain, for disposition in the near term, 22 small retail assets which do not fit SpinCo’s strategy, and the Springfield Town Center, which is under contract for disposition (see Note 8 – Dispositions).

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2013-08”) to Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies (“Topic 946”).  ASU 2013-08 amends the guidance in Topic 946 for determining whether an entity qualifies as an investment company and requires certain additional disclosures.  ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.  The adoption of this update as of January 1, 2014, did not have any impact on our real estate fund or our consolidated financial statements.

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  We are currently evaluating the impact of ASU 2014-08 on our consolidated financial statements.

In May 2014, the FASB issued an update ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

On June 26, 2014, the Fund sold its 64.7% interest in One Park Avenue to a newly formed joint venture that we and an institutional investor own 55% and 45%, respectively (see Note 7 - Investments in Partially Owned Entities - One Park Avenue).  This transaction was based on a property value of $560,000,000.  From the inception of this investment through its disposition, the Fund realized a $75,069,000 net gain.

On June 24, 2014, the Fund and its 50% joint venture partner entered into an agreement to sell Georgetown Park, a 305,000 square foot retail property, for $272,500,000.

At June 30, 2014, the Fund had eight investments with an aggregate fair value of $549,091,000, or $189,571,000 in excess of cost, and had remaining unfunded commitments of $142,118,000, of which our share was $35,529,000.  Below is a summary of income from the Fund for the three and six months ended June 30, 2014 and 2013.

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net investment income	$3,052	$877	$7,031	$3,925
Net realized gains on exited investments	75,069	-	75,069	-
Previously recorded unrealized gains on exited investments	(35,365)	-	(22,388)	-
Net unrealized gains on held investments	57,354	33,593	58,546	47,109
Income from Real Estate Fund	100,110	34,470	118,258	51,034
Less (income) attributable to noncontrolling interests	(61,780)	(14,359)	(72,629)	(23,899)
Income from Real Estate Fund attributable to Vornado (1)	$38,330	$20,111	$45,629	$27,135
___________________________________

(1)        Excludes management, leasing and development fees of $745 and $827 for the three months ended June 30, 2014 and 2013, respectively, and $1,449 and $1,676 for the six months ended June 30, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

5.    Marketable Securities

Below is a summary of our marketable securities portfolio as of June 30, 2014 and December 31, 2013.

(Amounts in thousands)	As of June 30, 2014			As of December 31, 2013
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$203,344	$72,549	$130,795	$188,567	$72,549	$116,018
Other	3,573	56	3,517	3,350	59	3,291
	$206,917	$72,605	$134,312	$191,917	$72,608	$119,309

On March 4, 2013, we sold 10,000,000 J.C. Penney common shares at a price of $16.03 per share, or $160,300,000 in the aggregate, resulting in a net loss of $36,800,000, which is included in “net gain (loss) on disposition of wholly owned and partially owned assets” on our consolidated statements of income for the six months ended June 30, 2013.

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

In March 2014, a $30,000,000 mezzanine loan that was scheduled to mature in January 2015 was repaid. In May 2014, a $25,000,000 mezzanine loan that was scheduled to mature in November 2014 was repaid.

As of June 30, 2014 and December 31, 2013, the carrying amount of mortgage and mezzanine loans receivable was $17,417,000 and $170,972,000, respectively.  These loans have a weighted average interest rate of 9.1% and 11.0% at June 30, 2014 and December 31, 2013, respectively, and have maturities ranging from April 2015 to May 2016.

7.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of June 30, 2014, we own 32.6% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal and substantially all of Toys’ net income is generated in its fourth quarter.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
Balance Sheet:			May 3, 2014	November 2, 2013
Assets			$10,358,000	$11,756,000
Liabilities			9,130,000	10,437,000
Noncontrolling interests			83,000	75,000
Toys “R” Us, Inc. equity (1)			1,145,000	1,244,000

	For the Three Months Ended		For the Six Months Ended
Income Statement:	May 3, 2014	May 4, 2013	May 3, 2014	May 4, 2013
Total revenues	$2,479,000	$2,408,000	$7,746,000	$8,178,000
Net income attributable to Toys	(194,000)	(119,000)	(111,000)	122,000

(1)

At June 30, 2014, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $347,337. This basis difference results primarily from non-cash impairment losses aggregating $355,953 that we have recognized through June 30, 2014. We have allocated the basis difference primarily to Toys' real estate, which is being amortized over its remaining estimated useful life.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2014, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of June 30, 2014, we have a $42,489,000 receivable from Alexander’s for fees under these agreements.

As of June 30, 2014, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s June 30, 2014 closing share price of $369.47, was $611,128,000, or $444,124,000 in excess of the carrying amount on our consolidated balance sheet.  As of June 30, 2014, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $41,569,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
Balance Sheet:			June 30, 2014	December 31, 2013
Assets			$1,450,000	$1,458,000
Liabilities			1,113,000	1,124,000
Stockholders' equity			337,000	334,000

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statement:	2014	2013	2014	2013
Total revenues	$50,000	$47,000	$99,000	$96,000
Net income attributable to Alexander’s	17,000	13,000	32,000	27,000

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

One Park Avenue

On June 26, 2014, we invested an additional $22,700,000 to increase our ownership in One Park Avenue to 55.0% from 46.5% through a joint venture with an institutional investor, who increased his ownership interest to 45.0% (see Note 4 –Vornado Capital Partners Real Estate Fund).  The transaction was based on a property value of $560,000,000.  The property is encumbered by a $250,000,000 interest-only mortgage loan that bears interest at 4.995% and matures in March 2016.  We account for our investment in the joint venture under the equity method because we share control over major decisions with our joint venture partner.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and income from, partially owned entities.

		Percentage
(Amounts in thousands)		Ownership at	Balance as of
Investments:		June 30, 2014	June 30, 2014	December 31, 2013
	Toys	32.6%	$26,309	$83,224

	Alexander’s	32.4%	$167,004	$167,785
	India real estate ventures	4.1%-36.5%	87,859	88,467
	Partially owned office buildings (1)	Various	725,483	621,294
	Other investments (2)	Various	287,024	288,897
			$1,267,370	$1,166,443

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

		Percentage	For the Three Months		For the Six Months
(Amounts in thousands)		Ownership at	Ended June 30,		Ended June 30,
Our Share of Net Income (Loss):		June 30, 2014	2014	2013	2014	2013
	Toys:	32.6%
	Equity in net earnings		$(59,530)	$(38,708)	$15,666	$39,834
	Non-cash impairment losses (see page 13 for details)		-	-	(75,196)	(78,542)
	Management fees		1,939	1,847	3,786	3,606
			$(57,591)	$(36,861)	$(55,744)	$(35,102)

	Alexander's:	32.4%
	Equity in net income		$5,272	$4,077	$10,031	$8,486
	Management, leasing and development fees		1,622	1,674	3,248	3,341
			6,894	5,751	13,279	11,827

	India real estate ventures	4.1%-36.5%	(2,041)	(414)	(2,178)	(1,181)

	Partially owned office buildings (1)	Various	990	(1,042)	(1,405)	(1,624)

	Other investments (2)	Various	(1,994)	(2,823)	(5,715)	(4,536)

	Lexington (3)	n/a	-	-	-	(979)

	LNR (see page 14 for details):	n/a
	Equity in net income		-	-	-	45,962
	Impairment loss		-	-	-	(27,231)
			-	-	-	18,731

			$3,849	$1,472	$3,981	$22,238

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.
(3)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. The 2013 amount represents our share of Lexington's 2012 fourth quarter earnings which was recorded on a one-quarter lag basis.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below is a summary of the debt of our partially owned entities as of June 30, 2014 and December 31, 2013, none of which is recourse to us.

	Percentage		Interest	100% of
	Ownership at		Rate at	Partially Owned Entities’ Debt at
(Amounts in thousands)	June 30,		June 30,	June 30,	December 31,
	2014	Maturity	2014	2014	2013
Toys:
Notes, loans and mortgages payable	32.6%	2014-2021	6.90%	$5,206,299	$5,702,247

Alexander's:
Mortgages payable	32.4%	2015-2021	2.58%	$1,034,289	$1,049,959

India real estate ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2014-2026	13.21%	$195,891	$199,021

Partially owned office buildings(1)	Various	2014-2023	5.70%	$3,646,299	$3,622,759

Other(2)	Various	2014-2023	4.56%	$1,703,586	$1,709,509

(1)	Includes 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes Independence Plaza, Monmouth Mall, Fashion Center Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $4,094,370,000 and $4,189,403,000 at June 30, 2014 and December 31, 2013, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Dispositions

Discontinued Operations

On February 24, 2014, we completed the sale of Broadway Mall in Hicksville, Long Island, New York, for $94,000,000.  The sale resulted in net proceeds of $92,174,000 after closing costs.

On July 8, 2014, we completed the sale of Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000, of which $239,000,000 was cash and $21,000,000 was 10-year mezzanine seller financing.  The sale resulted in a net gain of approximately $44,000,000, which will be recognized in the third quarter of 2014.

We have reclassified the revenues and expenses of the properties discussed above to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at June 30, 2014 and December 31, 2013 and their combined results of operations for the three and six months ended June 30, 2014 and 2013.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013
Beverly Connection	$208,309	$208,458	$-	$-
Broadway Mall	-	106,164	-	13,950
Total	$208,309	$314,622	$-	$13,950

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Total revenues	$3,923	$19,311	$12,206	$45,301
Total expenses	1,771	13,191	7,321	33,234
	2,152	6,120	4,885	12,067
Impairment losses	-	(2,493)	(842)	(4,007)
Net gain on sale of Green Acres Mall	-	-	-	202,275
Net gains on sale of other real estate	-	65,665	-	65,719
Income from discontinued operations	$2,152	$69,292	$4,043	$276,054

Other

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  In connection therewith, we recorded a non-cash impairment loss of $20,000,000 in the first quarter of 2014, which is included in “impairment losses, acquisition and transaction related costs” on our consolidated statements of income. The redevelopment is expected to be completed in the fourth quarter of 2014 and the closing will be no later than March 31, 2015.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2014 and December 31, 2013.

	Balance as of
	June 30,	December 31,
(Amounts in thousands)	2014	2013
Identified intangible assets:
Gross amount	$522,924	$589,961
Accumulated amortization	(233,449)	(277,998)
Net	$289,475	$311,963
Identified intangible liabilities (included in deferred revenue):
Gross amount	$850,629	$856,933
Accumulated amortization	(380,356)	(360,398)
Net	$470,273	$496,535

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $10,480,000 and $11,000,000 for the three months ended June 30, 2014 and 2013, respectively, and $22,162,000 and $27,177,000 for the six months ended June 30, 2014 and 2013, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$39,999
2016	38,377
2017	34,812
2018	33,330
2019	30,093

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $7,375,000 and $17,098,000 for the three months ended June 30, 2014 and 2013, respectively, and $16,700,000 and $42,311,000 for the six months ended June 30, 2014 and 2013, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$23,159
2016	20,223
2017	16,826
2018	12,446
2019	11,539

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $857,000 and $1,622,000 for the three months ended June 30, 2014 and 2013, respectively, and $1,714,000 and $2,723,000 for the six months ended June 30, 2014 and 2013, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$3,430
2016	3,430
2017	3,430
2018	3,430
2019	3,430

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

10.    Debt

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% (2.90% at June 30, 2014) and matures in January 2016, with three one-year extension options.

On April 16, 2014, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.3 million square foot Manhattan office building.  The seven-year interest only loan bears interest at 3.91% and matures in May 2021. We realized net proceeds of approximately $145,000,000 after defeasing the existing 5.64%, $193,000,000 mortgage, defeasance cost and other closing costs.

On June 16, 2014, we completed a green bond public offering of $450,000,000 2.50% senior unsecured notes due June 30, 2019. The notes were sold at 99.619% of their face amount to yield 2.581%.

The following is a summary of our debt:

	Interest Rate at	Balance at
(Amounts in thousands)	June 30, 2014	June 30, 2014	December 31, 2013
Mortgages Payable:
Fixed rate	4.48%	$7,623,049	$7,563,133
Variable rate	2.31%	1,365,794	768,860
	4.15%	$8,988,843	$8,331,993

Unsecured Debt:
Senior unsecured notes	4.88%	$1,791,814	$1,350,855
Revolving credit facility debt	1.30%	88,138	295,870
	4.71%	$1,879,952	$1,646,725

11.    Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets are comprised primarily of Class A Operating Partnership units that are held by third parties and are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2012	$944,152
Net income	23,916
Other comprehensive income	9,034
Distributions	(17,541)
Redemption of Class A units for common shares, at redemption value	(14,980)
Adjustments to carry redeemable Class A units at redemption value	29,393
Redemption of Series D-15 redeemable units	(36,900)
Other, net	3,914
Balance at June 30, 2013	$940,988

Balance at December 31, 2013	$1,003,620
Net income	8,564
Other comprehensive income	1,260
Distributions	(16,824)
Redemption of Class A units for common shares, at redemption value	(19,771)
Adjustments to carry redeemable Class A units at redemption value	227,338
Other, net	16,771
Balance at June 30, 2014	$1,220,958

As of June 30, 2014 and December 31, 2013, the aggregate redemption value of redeemable Class A units was $1,219,958,000 and $1,002,620,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

11.    Redeemable Noncontrolling Interests - continued

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 as of June 30, 2014 and December 31, 2013.

12.    Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

	For the Three Months Ended June 30, 2013
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of March 31, 2013	$120,953	$168,221	$7,666	$(47,542)	$(7,392)
OCI before reclassifications	11,941	20,349	(19,707)	12,037	(738)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	11,941	20,349	(19,707)	12,037	(738)
Balance as of June 30, 2013	$132,894	$188,570	$(12,041)	$(35,505)	$(8,130)

	For the Three Months Ended June 30, 2014
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of March 31, 2014	$77,626	$132,434	$(19,787)	$(30,272)	$(4,749)
OCI before reclassifications	14,595	1,878	14,163	(545)	(901)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	14,595	1,878	14,163	(545)	(901)
Balance as of June 30, 2014	$92,221	$134,312	$(5,624)	$(30,817)	$(5,650)

	For the Six Months Ended June 30, 2013
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2012	$(18,946)	$19,432	$11,313	$(50,065)	$374
OCI before reclassifications	151,840	169,138	(23,354)	14,560	(8,504)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	151,840	169,138	(23,354)	14,560	(8,504)
Balance as of June 30, 2013	$132,894	$188,570	$(12,041)	$(35,505)	$(8,130)

	For the Six Months Ended June 30, 2014
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2013	$71,537	$119,309	$(11,501)	$(31,882)	$(4,389)
OCI before reclassifications	20,684	15,003	5,877	1,065	(1,261)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	20,684	15,003	5,877	1,065	(1,261)
Balance as of June 30, 2014	$92,221	$134,312	$(5,624)	$(30,817)	$(5,650)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Variable Interest Entities (“VIEs”)

We do not have any consolidated VIEs.  At June 30, 2014, we have unconsolidated VIEs comprised of our investments in the entities that own One Park Avenue, Independence Plaza and the Warner Building, and at December 31, 2013, our unconsolidated VIEs comprised of our investments in the entities that own Independence Plaza and the Warner Building.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method.  As of June 30, 2014, and December 31, 2013, the net carrying amounts of our investment in these entities were $286,863,000 and $152,929,000, respectively, and our maximum exposure to loss in these entities is limited to our investment.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at June 30, 2014 and December 31, 2013, respectively.

	As of June 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$206,917	$206,917	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	549,091	-	-	549,091
Deferred compensation plan assets (included in other assets)	111,858	47,249	-	64,609
Total assets	$867,866	$254,166	$-	$613,700

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	30,817	-	30,817	-
Total liabilities	$85,914	$55,097	$30,817	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$191,917	$191,917	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	667,710	-	-	667,710
Deferred compensation plan assets (included in other assets)	116,515	47,733	-	68,782
Total assets	$976,142	$239,650	$-	$736,492

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	31,882	-	31,882	-
Total liabilities	$86,979	$55,097	$31,882	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At June 30, 2014, our Real Estate Fund had eight investments with an aggregate fair value of $549,091,000, or $189,571,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.1 to 6.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at June 30, 2014.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.0% to 17.5%	14.5%
Terminal capitalization rates	5.0% to 6.2%	5.6%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the three and six months ended June 30, 2014 and 2013.

	Real Estate Fund Investments		Real Estate Fund Investments
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Beginning balance	$682,002	$571,306	$667,710	$600,786
Purchases	2,544	17,225	2,667	30,893
Sales/Returns	(232,513)	-	(232,513)	(56,664)
Net unrealized gains	57,354	33,593	58,546	47,109
Net realized gains	75,069	-	75,069	-
Previously recorded unrealized gains	(35,365)	-	(22,388)	-
Ending balance	$549,091	$622,124	$549,091	$622,124

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the three and six months ended June 30, 2014 and 2013.

	Deferred Compensation Plan Assets		Deferred Compensation Plan Assets
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Beginning balance	$67,627	$65,010	$68,782	$62,631
Purchases	7,915	440	9,559	3,147
Sales	(11,255)	(1,748)	(16,379)	(4,445)
Realized and unrealized (loss) gain	(198)	2,782	1,974	4,136
Other, net	520	18	673	1,033
Ending balance	$64,609	$66,502	$64,609	$66,502

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets and our investment in Toys that were written-down to estimated fair value at December 31, 2013.  The fair value of our real estate assets was determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  In determining the fair value of our investment in Toys, we considered, among other inputs, a December 31, 2013 third-party valuation of Toys and Toys’ historical results, financial forecasts and business outlook.  Our determination of the fair value of our investment in Toys included consideration of the following widely-used valuation methodologies: (i) market multiple methodology, that considered comparable publicly traded retail companies and a range of EBITDA multiples from 5.75x to 6.5x, (ii) comparable sales transactions methodology, that considered sales of retailers ranging in size from $150 million to $3 billion, (iii) a discounted cash flow methodology, that utilized five-year financial projections and assumed a terminal EBITDA multiple of 5.75x, a 10% discount rate and a 38% tax rate, and (iv) a Black-Scholes valuation analysis, that assumed one, two and three year time-to-expiration periods and 24% to 29% volatility factors.  Generally, we consider a number of valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$354,351	$-	$-	$354,351
Investment in Toys "R" Us	83,224	-	-	83,224
Total assets	$437,575	$-	$-	$437,575

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our revolving credit facility is classified as Level 1, and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$1,157,000	$1,157,000	$295,000	$295,000
Mortgage and mezzanine loans receivable	17,417	17,000	170,972	171,000
	$1,174,417	$1,174,000	$465,972	$466,000
Debt:
Mortgages payable	$8,988,843	$8,961,000	$8,331,993	$8,104,000
Senior unsecured notes	1,791,814	1,852,000	1,350,855	1,402,000
Revolving credit facility debt	88,138	88,000	295,870	296,000
	$10,868,795	$10,901,000	$9,978,718	$9,802,000

15.    Incentive Compensation

Our 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan awards to certain of our employees and officers.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense was $9,051,000 and $9,129,000 in the three months ended June 30, 2014 and 2013, respectively and $20,075,000 and $16,595,000 in the six months ended June 30, 2014 and 2013, respectively.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

16.    Fee and Other Income

The following table sets forth the details of fee and other income:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
BMS cleaning fees	$22,195	$16,509	$41,151	$33,173
Signage revenue	8,873	8,347	18,191	14,828
Management and leasing fees	6,151	6,431	12,365	11,684
Lease termination fees (1)	4,545	7,041	8,338	67,009
Other income	8,516	9,533	16,163	17,980
	$50,280	$47,861	$96,208	$144,674

(1)	The six months ended June 30, 2013, includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

Management and leasing fees include management fees from Interstate Properties, a related party, of $131,000 and $130,000 for the three months ended June 30, 2014 and 2013, respectively, and $265,000 and $333,000 for the six months ended June 30, 2014 and 2013, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “income from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

17.     Interest and Other Investment Income (Loss), Net

The following table sets forth the details of interest and other investment income (loss):

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Dividends and interest on marketable securities	$3,198	$2,770	$6,304	$5,540
Mark-to-market of investments in our deferred compensation plan (1)	2,380	2,492	6,780	5,938
Interest on mezzanine loans receivable	736	4,940	3,120	10,017
Income (loss) from the mark-to-market of J.C. Penney
derivative position	-	9,065	-	(13,475)
Income from prepayment penalties in connection with the
repayment of a mezzanine loan	-	5,267	-	5,267
Non-cash impairment loss on J.C. Penney common shares	-	-	-	(39,487)
Other, net	3,121	1,881	5,124	3,540
	$9,435	$26,415	$21,328	$(22,660)

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest expense	$125,484	125,136	$243,736	$248,363
Amortization of deferred financing costs	8,127	4,753	12,939	10,132
Capitalized interest	(16,560)	(9,232)	(30,182)	(17,492)
	$117,051	$120,657	$226,493	$241,003

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

	For the Three Months		For the Six Months
(Amounts in thousands, except per share amounts)	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations, net of income attributable
to noncontrolling interests	$94,980	$92,569	$175,916	$160,555
Income from discontinued operations, net of income attributable
to noncontrolling interests	2,028	65,625	3,809	260,561
Net income attributable to Vornado	97,008	158,194	179,725	421,116
Preferred share dividends	(20,366)	(20,368)	(40,734)	(42,070)
Preferred unit and share redemptions	-	8,100	-	(1,130)
Net income attributable to common shareholders	76,642	145,926	138,991	377,916
Earnings allocated to unvested participating securities	(21)	(31)	(51)	(86)
Numerator for basic income per share	76,621	145,895	138,940	377,830
Impact of assumed conversions:
Convertible preferred share dividends	-	27	-	55
Numerator for diluted income per share	$76,621	$145,922	$138,940	$377,885

Denominator:
Denominator for basic income per share – weighted average shares	187,527	186,931	187,418	186,842
Effect of dilutive securities(1):
Employee stock options and restricted share awards	1,090	742	1,013	737
Convertible preferred shares	-	47	-	48
Denominator for diluted income per share – weighted average
shares and assumed conversions	188,617	187,720	188,431	187,627

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.40	$0.43	$0.72	$0.63
Income from discontinued operations, net	0.01	0.35	0.02	1.39
Net income per common share	$0.41	$0.78	$0.74	$2.02

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.40	$0.43	$0.72	$0.62
Income from discontinued operations, net	0.01	0.35	0.02	1.39
Net income per common share	$0.41	$0.78	$0.74	$2.01

(1)

The effect of dilutive securities in the three months ended June 30, 2014 and 2013 excludes an aggregate of 11,289 and 11,913 weighted average common share equivalents, respectively, and 11,304 and 11,911 weighted average common share equivalents in the six months ended June 30, 2014 and 2013, respectively, as their effect was anti-dilutive.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2014, the aggregate dollar amount of these guarantees and master leases is approximately $360,000,000.

At June 30, 2014, $38,477,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of June 30, 2014, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $114,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Subsequent Events

On July 9, 2014, we entered into an agreement, in partnership with Crown Acquisitions (“Crown”), to acquire the retail condominium of the St. Regis Hotel and the adjacent retail townhouse, for approximately $700,000,000. The property has 100 feet of frontage on Fifth Avenue on the Southeast corner of 55th Street.  We will own between 67% and 80% of the venture, with Crown owning the balance. The final ownership percentages will be based on the amount of debt financing put on the property and Crown’s short-term option to invest additional capital. The purchase is expected to close in the fourth quarter of 2014, subject to customary closing conditions.

On July 16, 2014, we completed a $130,000,000 financing of Las Catalinas, a 494,000 square foot mall located in Caguas, Puerto Rico, in the San Juan area. The 10-year fixed rate loan bears interest at 4.43% and amortizes based on a 30-year schedule beginning in year six.

On July 23, 2014, a joint venture in which we are a 50% partner entered into a 99-year ground lease for 61 Ninth Avenue located on the Southwest corner of Ninth Avenue and 15th Street in Manhattan.  The venture's current plans are to construct an office and retail building of approximately 130,000 square feet.  Total development costs are currently estimated to be approximately $125,000,000.

On August 1, 2014, we acquired the land under our 715 Lexington Avenue retail property located on the Southeast corner of 58th Street and Lexington Avenue in Manhattan, for $63,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and six months ended June 30, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended June 30, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$666,606	$385,534		$134,826		$82,807		$-	$63,439
Total expenses	439,129	230,812		87,352		48,053		-	72,912
Operating income (loss)	227,477	154,722		47,474		34,754		-	(9,473)
(Loss) income from partially owned
entities, including Toys	(53,742)	8,996		(2,248)		341		(57,591)	(3,240)
Income from Real Estate Fund	100,110	-		-		-		-	100,110
Interest and other investment
income, net	9,435	1,645		42		8		-	7,740
Interest and debt expense	(117,051)	(49,070)		(18,660)		(9,292)		-	(40,029)
Net gain on disposition of wholly owned and
partially owned assets	905	-		-		-		-	905
Income (loss) before income taxes	167,134	116,293		26,608		25,811		(57,591)	56,013
Income tax expense	(3,599)	(1,226)		(115)		(319)		-	(1,939)
Income (loss) from continuing operations	163,535	115,067		26,493		25,492		(57,591)	54,074
Income (loss) from discontinued operations	2,152	-		-		2,154		-	(2)
Net income (loss)	165,687	115,067		26,493		27,646		(57,591)	54,072
Less net income attributable to
noncontrolling interests	(68,679)	(3,108)		-		(21)		-	(65,550)
Net income (loss) attributable to Vornado	97,008	111,959		26,493		27,625		(57,591)	(11,478)
Interest and debt expense(2)	179,520	64,072		22,463		10,433		39,529	43,023
Depreciation and amortization(2)	173,443	74,007		35,806		15,803		27,686	20,141
Income tax (benefit) expense (2)	(574)	1,291		132		319		(4,435)	2,119
EBITDA(1)	$449,397	$251,329	(3)	$84,894	(4)	$54,180	(5)	$5,189	$53,805	(6)

(Amounts in thousands)	For the Three Months Ended June 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$671,216	$375,700		$134,317		$80,446		$-	$80,753
Total expenses	461,154	233,733		85,782		47,038		-	94,601
Operating income (loss)	210,062	141,967		48,535		33,408		-	(13,848)
(Loss) income from partially owned
entities, including Toys	(35,389)	4,226		(2,449)		423		(36,861)	(728)
Income from Real Estate Fund	34,470	-		-		-		-	34,470
Interest and other investment
income (loss), net	26,415	1,443		6		(49)		-	25,015
Interest and debt expense	(120,657)	(42,648)		(27,854)		(11,517)		-	(38,638)
Net gain on disposition of wholly owned and
partially owned assets	1,005	-		-		-		-	1,005
Income (loss) before income taxes	115,906	104,988		18,238		22,265		(36,861)	7,276
Income tax expense	(2,877)	(961)		(805)		(749)		-	(362)
Income (loss) from continuing operations	113,029	104,027		17,433		21,516		(36,861)	6,914
Income from discontinued operations	69,292	2,928		-		66,091		-	273
Net income (loss)	182,321	106,955		17,433		87,607		(36,861)	7,187
Less net income attributable to
noncontrolling interests	(24,127)	(1,381)		-		(13)		-	(22,733)
Net income (loss) attributable to Vornado	158,194	105,574		17,433		87,594		(36,861)	(15,546)
Interest and debt expense(2)	179,461	54,546		31,245		13,715		37,730	42,225
Depreciation and amortization(2)	182,131	74,573		35,248		16,348		33,882	22,080
Income tax (benefit) expense (2)	(22,366)	1,030		852		749		(25,697)	700
EBITDA(1)	$497,420	$235,723	(3)	$84,778	(4)	$118,406	(5)	$9,054	$49,459	(6)

See notes on page 31.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$1,327,224	$756,816		$270,104		$171,612		$-	$128,692
Total expenses	934,113	472,811		176,924		130,284		-	154,094
Operating income (loss)	393,111	284,005		93,180		41,328		-	(25,402)
(Loss) income from partially owned
entities, including Toys	(51,763)	10,562		(3,514)		879		(55,744)	(3,946)
Income from Real Estate Fund	118,258	-		-		-		-	118,258
Interest and other investment
income, net	21,328	3,120		78		17		-	18,113
Interest and debt expense	(226,493)	(91,909)		(38,007)		(18,509)		-	(78,068)
Net gain on disposition of wholly
owned and partially owned assets	10,540	-		-		-		-	10,540
Income (loss) before income taxes	264,981	205,778		51,737		23,715		(55,744)	39,495
Income tax (expense) benefit	(5,181)	(2,195)		84		(1,050)		-	(2,020)
Income (loss) from continuing operations	259,800	203,583		51,821		22,665		(55,744)	37,475
Income from discontinued operations	4,043	-		-		3,868		-	175
Net income (loss)	263,843	203,583		51,821		26,533		(55,744)	37,650
Less net income attributable to
noncontrolling interests	(84,118)	(4,513)		-		(38)		-	(79,567)
Net income (loss) attributable to Vornado	179,725	199,070		51,821		26,495		(55,744)	(41,917)
Interest and debt expense(2)	350,472	122,140		45,261		20,784		78,078	84,209
Depreciation and amortization(2)	369,782	161,594		71,956		41,131		54,610	40,491
Income tax expense (benefit)(2)	19,257	2,323		(57)		1,050		13,642	2,299
EBITDA(1)	$919,236	$485,127	(3)	$168,981	(4)	$89,460	(5)	$90,586	$85,082	(6)

(Amounts in thousands)	For the Six Months Ended June 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$1,389,929	$740,501		$269,048		$222,658		$-	$157,722
Total expenses	929,573	476,660		170,979		95,618		-	186,316
Operating income (loss)	460,356	263,841		98,069		127,040		-	(28,594)
(Loss) income from partially owned
entities, including Toys	(12,864)	9,831		(4,542)		1,324		(35,102)	15,625
Income from Real Estate Fund	51,034	-		-		-		-	51,034
Interest and other investment (loss)
income, net	(22,660)	2,608		82		2		-	(25,352)
Interest and debt expense	(241,003)	(83,079)		(56,104)		(21,803)		-	(80,017)
Net loss on disposition of wholly owned and
partially owned assets	(35,719)	-		-		-		-	(35,719)
Income (loss) before income taxes	199,144	193,201		37,505		106,563		(35,102)	(103,023)
Income tax expense	(3,950)	(1,233)		(1,183)		(749)		-	(785)
Income (loss) from continuing operations	195,194	191,968		36,322		105,814		(35,102)	(103,808)
Income (loss) from discontinued operations	276,054	5,656		-		271,473		-	(1,075)
Net income (loss)	471,248	197,624		36,322		377,287		(35,102)	(104,883)
Less net income attributable to
noncontrolling interests	(50,132)	(2,962)		-		(109)		-	(47,061)
Net income (loss) attributable to Vornado	421,116	194,662		36,322		377,178		(35,102)	(151,944)
Interest and debt expense(2)	368,241	104,235		62,998		27,938		80,912	92,158
Depreciation and amortization(2)	376,316	152,986		70,396		34,867		71,556	46,511
Income tax expense(2)	38,393	1,377		1,306		749		33,649	1,312
EBITDA(1)	$1,204,066	$453,260	(3)	$171,022	(4)	$440,732	(5)	$151,015	$(11,963)	(6)

See notes on the following page.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Segment Information – continued

	Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." We consider EBITDA a supplemental non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2014	2013	2014	2013
	Office	$162,833	$158,186	$320,712	$304,482
	Retail	67,947	57,230	134,142	117,612
	Alexander's	10,271	10,213	20,701	20,754
	Hotel Pennsylvania	10,278	10,094	9,572	10,412
	Total New York	$251,329	$235,723	$485,127	$453,260

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2014	2013	2014	2013
	Office, excluding the Skyline Properties	$67,057	$66,136	$134,314	$133,243
	Skyline properties	7,073	7,543	13,572	15,705
	Total Office	74,130	73,679	147,886	148,948
	Residential	10,764	11,099	21,095	22,074
	Total Washington, DC	$84,894	$84,778	$168,981	$171,022

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2014	2013	2014	2013
	Strip shopping centers(a)	$40,056	$101,529	$81,377	$204,890
	Regional malls(b)	14,124	16,877	8,083	235,842
	Total Retail properties	$54,180	$118,406	$89,460	$440,732

	(a)

The three and six months ended June 30, 2013, includes a $33,058 net gain on sale of Philadelphia (Market Street) and a $32,169 net gain on sale of San Jose (The Plant). The six months ended June 30, 2013, includes $59,599 of income pursuant to a settlement agreement with Stop & Shop.

	(b)

The six months ended June 30, 2014, includes a $20,000 non-cash impairment loss on the Springfield Town Center. The six months ended June 30, 2013, includes a $202,275 net gain on sale of Green Acres Mall.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Segment Information – continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months		For the Six Months
		Ended June 30,		Ended June 30,
	(Amounts in thousands)	2014	2013	2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$2,191	$1,643	$4,617	$3,651
	Net realized gains on exited investments	18,767	-	18,767	-
	Previously recorded unrealized gains on exited investments	(8,841)	-	(5,597)	-
	Net unrealized gains on held investments	14,339	8,398	14,637	11,777
	Carried interest	11,874	10,070	13,205	11,707
	Total	38,330	20,111	45,629	27,135
	The Mart and trade shows	22,454	22,453	41,541	39,307
	555 California Street	11,506	11,022	23,572	21,651
	India real estate ventures	99	2,254	1,923	4,013
	LNR(a)	-	-	-	20,443
	Lexington(b)	-	-	-	6,931
	Other investments	4,288	5,760	9,207	8,877
		76,677	61,600	121,872	128,357
	Corporate general and administrative expenses(c)	(23,022)	(24,831)	(49,004)	(47,587)
	Investment income and other, net(c)	8,032	16,709	16,105	28,045
	Acquisition and transaction related costs	(4,083)	(3,350)	(5,867)	(3,951)
	Net gain on sale of residential condominiums and a land parcel	905	1,005	10,540	1,005
	Income (loss) from the mark-to-market of J.C. Penney
	derivative position	-	9,065	-	(13,475)
	Severance costs (primarily reduction-in-force at The Mart)	-	(1,542)	-	(4,154)
	Non-cash impairment loss on J.C. Penney common shares	-	-	-	(39,487)
	Loss on sale of J.C. Penney common shares	-	-	-	(36,800)
	Net income attributable to noncontrolling interests in
	the Operating Partnership	(4,691)	(8,849)	(8,539)	(22,782)
	Preferred unit distributions of the Operating Partnership	(13)	(348)	(25)	(1,134)
		$53,805	$49,459	$85,082	$(11,963)

	(a)		On April 19, 2013, LNR was sold for $1.053 billion.

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. The 2013 amount represents our share of Lexington's 2012 fourth quarter earnings which was recorded on a one-quarter lag basis.

	(c)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $2,380 and $2,492 for the three months ended June 30, 2014 and 2013, respectively, and $6,780 and $5,938 for the six months ended June 30, 2014 and 2013, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and changes in equity and cash flows for the six-month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

August 4, 2014

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2014.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the FTSE NAREIT Office REIT Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended June 30, 2014.

	Total Return(1)
	Vornado	Office REIT	RMS
Three-month	9.0%	5.9%	7.0%
Six-month	22.0%	17.8%	17.7%
One-year	33.0%	16.5%	13.4%
Three-year	28.3%	25.2%	39.9%
Five-year	184.6%	159.6%	191.3%
Ten-year	182.0%	113.1%	150.7%

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

On April 11, 2014, we announced a plan to spin off our shopping center business; consisting of 80 strip centers, four malls and a warehouse park adjacent to our East Hanover strip center, into a new publicly traded REIT (“SpinCo”).  The spin-off is expected to be effectuated through a pro rata distribution of SpinCo’s shares to Vornado common shareholders and Vornado Realty L.P. common unitholders, and is intended to be treated as tax-free for U.S. federal income tax purposes.  On June 26, 2014, SpinCo filed its initial registration statement on Form 10 with the Securities and Exchange Commission (“SEC”). We expect the spin-off to be completed by the end of 2014, subject to certain conditions, including the SEC declaring SpinCo’s registration statement effective, filing and approval of SpinCo’s listing application with the NYSE, receipt of third party consents, and formal approval and declaration of the distribution by Vornado’s Board of Trustees.  Vornado may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms.  Vornado will retain, for disposition in the near term, 22 small retail assets which do not fit SpinCo’s strategy, and the Springfield Town Center, which is under contract for disposition.

Overview – continued

Quarter Ended June 30, 2014 Financial Results Summary

Net income attributable to common shareholders for the quarter ended June 30, 2014 was $76,642,000, or $0.41 per diluted share, compared to $145,926,000, or $0.78 per diluted share for the quarter ended June 30, 2013.  Net income for the quarter ended June 30, 2013 includes $65,665,000 of net gains on sale of real estate and $3,113,000 of real estate impairment losses.  In addition, the quarters ended June 30, 2014 and 2013 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the quarter ended June 30, 2014 by $60,467,000, or $0.32 per diluted share and increased net income attributable to common shareholders for the quarter ended June 30, 2013 by $41,721,000 or $0.22 per diluted share.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended June 30, 2014 was $216,547,000, or $1.15 per diluted share, compared to $235,348,000, or $1.25 per diluted share for the prior year’s quarter.  FFO for the quarters ended June 30, 2014 and 2013 include certain items that affect comparability, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO by $55,027,000, or $0.29 per diluted share for the quarter ended June 30, 2014, and $3,956,000, or $0.02 per diluted share for the quarter ended June 30, 2013.

	For the Three Months Ended June 30,
(Amounts in thousands)	2014	2013
Items that affect comparability income (expense):
Toys "R" Us Negative FFO	$(51,862)	$(25,088)
Defeasance cost in connection with the refinancing of 909 Third Avenue	(5,589)	-
Acquisition and transaction related costs	(4,083)	(3,350)
FFO from discontinued operations	2,200	7,556
Net gain on sale of residential condominiums	905	1,005
Income from the mark-to-market of J.C. Penney derivative position	-	9,065
Preferred unit redemptions	-	8,100
Other, net	-	(1,489)
	(58,429)	(4,201)
Noncontrolling interests' share of above adjustments	3,402	245
Items that affect comparability, net	$(55,027)	$(3,956)

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)  and Cash basis same store EBITDA of our operating segments for the quarter ended June 30, 2014 over the quarter ended June 30, 2013 and the trailing quarter ended March 31, 2013 are summarized below.

Same Store EBITDA:		New York		Washington, DC		Retail Properties
June 30, 2014 vs. June 30, 2013
	Same store EBITDA	5.2%	(1)	(1.8%	)	1.8%
	Cash basis same store EBITDA	6.9%	(1)	(1.7%	)	3.1%
June 30, 2014 vs. March 31, 2014
	Same store EBITDA	6.4%	(2)	1.1%		1.8%
	Cash basis same store EBITDA	6.2%	(2)	(0.3%	)	1.7%

(1)	Excluding the Hotel Pennsylvania, same store EBITDA increased by 5.3% and by 7.2% on a cash basis.

(2)	Excluding the Hotel Pennsylvania, same store EBITDA increased by 1.7% and by 0.8% on a cash basis.

Overview – continued

Six Months Ended June 30, 2014 Financial Results Summary

Net income attributable to common shareholders for the six months ended June 30, 2014 was $138,991,000, or $0.74 per diluted share, compared to $377,916,000, or $2.01 per diluted share for the six months ended June 30, 2013. Net income for the six months ended June 30, 2014 and 2013 include $20,842,000 and $8,277,000, respectively, of real estate impairment losses and the six months ended June 30, 2013 also includes $268,459,000 of net gains on sale of real estate.  In addition, the six months ended June 30, 2014 and 2013 include certain items that affect comparability, which are listed in the table below.  The aggregate of real estate impairment losses, net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the six months ended June 30, 2014 by $68,379,000, or $0.36 per diluted share, and increased net income attributable to common shareholders for the six months ended June 30, 2013 by $199,406,000, or $1.06 per diluted share.

FFO for the six months ended June 30, 2014 was $463,626,000, or $2.46 per diluted share, compared to $437,168,000, or $2.33 per diluted share for the six months ended June 30, 2013.  FFO for the six months ended June 30, 2014 and 2013 include certain items that affect comparability, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO by $35,003,000, or $0.19 per diluted share for the six months ended June 30, 2014 and $13,749,000, or $0.07 per diluted share for the six months ended June 30, 2013.

	For the Six Months Ended June 30,
(Amounts in thousands)	2014	2013
Items that affect comparability income (expense):
Toys "R" Us Negative FFO (including impairment losses of $75,196 and $78,542,
respectively)	$(42,595)	$(8,404)
Net gain on sale of residential condominiums and a land parcel in 2014	10,540	1,005
FFO from discontinued operations, including LNR in 2013	6,339	35,507
Acquisition and transaction related costs	(5,867)	(3,951)
Defeasance cost in connection with the refinancing of 909 Third Avenue	(5,589)	-
Losses from the mark-to-market, impairment and disposition of investment in J.C. Penney	-	(89,762)
Stop & Shop litigation settlement income	-	59,599
The Mart reduction-in-force and severance costs	-	(4,154)
Preferred unit and share redemptions	-	(1,130)
Other, net	-	(3,310)
	(37,172)	(14,600)
Noncontrolling interests' share of above adjustments	2,169	851
Items that affect comparability, net	$(35,003)	$(13,749)

The percentage increase (decrease) in same store EBITDA and Cash basis same store EBITDA of our operating segments for the six months ended June 30, 2014 over the six months ended June 30, 2013 is summarized below.

Same Store EBITDA:		New York		Washington, DC	Retail Properties
June 30, 2014 vs. June 30, 2013
	Same store EBITDA	5.6%	(1)	(2.2%)	1.6%
	Cash basis same store EBITDA	8.5%	(1)	(0.5%)	2.3%

(1)	Excluding the Hotel Pennsylvania, same store EBITDA increased by 6.0% and by 9.0% on a cash basis.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2014 Acquisitions

On June 26, 2014, we invested an additional $22,700,000 to increase our ownership in One Park Avenue to 55.0% from 46.5% through a joint venture with an institutional investor, who increased his ownership interest to 45.0%.  The transaction was based on a property value of $560,000,000. The property is encumbered by a $250,000,000 interest-only mortgage loan that bears interest at 4.995% and matures in March 2016.

On July 9, 2014, we entered into an agreement, in partnership with Crown Acquisitions (“Crown”), to acquire the retail condominium of the St. Regis Hotel and the adjacent retail townhouse, for approximately $700,000,000. The property has 100 feet of frontage on Fifth Avenue on the Southeast corner of 55th Street.  We will own between 67% and 80% of the venture, with Crown owning the balance. The final ownership percentages will be based on the amount of debt financing put on the property and Crown’s short-term option to invest additional capital. The purchase is expected to close in the fourth quarter of 2014, subject to customary closing conditions.

On July 23, 2014, a joint venture in which we are a 50% partner entered into a 99-year ground lease for 61 Ninth Avenue located on the Southwest corner of Ninth Avenue and 15th Street in Manhattan.  The venture's current plans are to construct an office and retail building of approximately 130,000 square feet.  Total development costs are currently estimated to be approximately $125,000,000.

On August 1, 2014, we acquired the land under our 715 Lexington Avenue retail property located on the Southeast corner of 58th Street and Lexington Avenue in Manhattan, for $63,000,000.

2014 Dispositions

On February 24, 2014, we completed the sale of Broadway Mall in Hicksville, Long Island, New York for $94,000,000.  The sale resulted in net proceeds of $92,174,000 after closing costs.

On July 8, 2014, we completed the sale of Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000, of which $239,000,000 was cash and $21,000,000 was 10-year mezzanine seller financing. The sale resulted in a net gain of approximately $44,000,000, which will be recognized in the third quarter of 2014.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  The redevelopment is expected to be completed in the fourth quarter of 2014 and the closing will be no later than March 31, 2015.

2014 Financings

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% (2.90% at June 30, 2014) and matures in January 2016, with three one-year extension options.

On April 16, 2014, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.3 million square foot Manhattan office building.  The seven-year interest only loan bears interest at 3.91% and matures in May 2021.  We realized net proceeds of approximately $145,000,000 after defeasing the existing 5.64%, $193,000,000 mortgage, defeasance cost and other closing costs.

On June 16, 2014, we completed a green bond public offering of $450,000,000 2.50% senior unsecured notes due June 30, 2019.  The notes were sold at 99.619% of their face amount to yield 2.581%.

On July 16, 2014, we completed a $130,000,000 financing of Las Catalinas, a 494,000 square foot mall located in Caguas, Puerto Rico, in the San Juan area. The 10-year fixed rate loan bears interest at 4.43% and amortizes based on a 30-year schedule beginning in year six.

Vornado Capital Partners Real Estate Fund (the “Fund”)

On June 26, 2014, the Fund sold its 64.7% interest in One Park Avenue to a newly formed joint venture that we and an institutional investor own 55% and 45%, respectively.  This transaction was based on a property value of $560,000,000.  From the inception of this investment through its disposition, the Fund realized a $75,069,000 net gain.

On June 24, 2014, the Fund and its 50% joint venture partner entered into an agreement to sell Georgetown Park, a 305,000 square foot retail property, for $272,500,000.

Overview – continued

Recently Issued Accounting Literature

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2013-08”) to Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies (“Topic 946”).  ASU 2013-08 amends the guidance in Topic 946 for determining whether an entity qualifies as an investment company and requires certain additional disclosures.  ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.  The adoption of this update as of January 1, 2014, did not have any impact on our real estate fund or our consolidated financial statements.

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  We are currently evaluating the impact of ASU 2014-08 on our consolidated financial statements.

In May 2014, the FASB issued an update ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

	New York		Washington, DC		Retail Properties
(Square feet in thousands)	Office	Retail	Office		Strips	Malls

Quarter Ended June 30, 2014
Total square feet leased	1,222	23	352		231	54
Our share of square feet leased:	1,034	23	336		231	51
Initial rent (1)	$69.43	$452.81	$37.58		$20.82	$21.92
Weighted average lease term (years)	11.6	8.6	6.7		6.0	4.8
Second generation relet space:
Square feet	1,009	22	256		128	47
Cash basis:
Initial rent (1)	$69.07	$468.05	$38.29		$24.68	$19.00
Prior escalated rent	$62.55	$358.97	$42.06		$22.66	$18.00
Percentage increase (decrease)	10.4%	30.4%	(9.0%)		8.9%	5.6%
GAAP basis:
Straight-line rent (2)	$69.14	$534.56	$37.64		$24.78	$19.00
Prior straight-line rent	$58.07	$340.11	$39.20		$21.74	$18.00
Percentage increase (decrease)	19.1%	57.2%	(4.0%)		14.0%	5.6%
Tenant improvements and leasing
commissions:
Per square foot	$76.39	$133.02	$34.95		$2.75	$-
Per square foot per annum	$6.59	$15.47	$5.22		$0.46	$-
Percentage of initial rent	9.5%	3.4%	13.9%		2.2%	-

Six Months Ended June 30, 2014:
Total square feet leased	2,169	34	709	(3)	464	79
Our share of square feet leased:	1,840	34	678	(3)	464	72
Initial rent (1)	$66.34	$338.77	$40.27		$19.48	$25.25
Weighted average lease term (years)	11.2	10.7	7.7		6.0	5.1
Second generation relet space:
Square feet	1,574	32	467		335	53
Cash basis:
Initial rent (1)	$67.72	$357.64	$40.19		$20.84	$22.26
Prior escalated rent	$60.53	$270.65	$42.62		$19.73	$21.11
Percentage increase (decrease)	11.9%	32.1%	(5.7%)		5.6%	5.4%
GAAP basis:
Straight-line rent (2)	$67.01	$406.90	$38.63		$21.18	$22.68
Prior straight-line rent	$56.46	$269.43	$38.80		$19.01	$21.04
Percentage increase (decrease)	18.7%	51.0%	(0.5%)		11.4%	7.8%
Tenant improvements and leasing
commissions:
Per square foot	$72.48	$88.72	$40.26		$2.76	$3.70
Per square foot per annum	$6.47	$8.29	$5.23		$0.46	$0.73
Percentage of initial rent	9.8%	2.4%	13.0%		2.4%	2.9%

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

(3)

Excludes (i) 165 square feet leased to WeWork that will be redeveloped into rental residential apartments (see page 67), and (ii) 57 square feet of retail space that was leased at an initial rent of $51.74 per square foot.

Overview – continued

Square footage (in service) and Occupancy as of June 30, 2014:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	32	19,852	16,626	97.3%
Retail	55	2,351	2,169	96.9%
Alexander's	6	2,178	706	99.4%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,655 units	4	1,523	762	97.1%
		27,304	21,663	97.3%

Washington, DC:
Office, excluding the Skyline Properties	51	13,308	11,000	85.8%
Skyline Properties	8	2,652	2,652	58.5%
Total Office	59	15,960	13,652	80.5%
Residential - 2,414 units	7	2,597	2,455	98.0%
Other	5	381	381	100.0%
		18,938	16,488	83.5%

Retail Properties:
Strip Shopping Centers	102	14,565	14,138	93.7%
Regional Malls	5	4,132	2,644	95.4%
		18,697	16,782	94.0%

Other:
The Mart	1	3,578	3,569	94.4%
555 California Street	3	1,797	1,258	96.8%
Primarily Warehouses	5	971	971	45.6%
		6,346	5,798

Total square feet at June 30, 2014		71,285	60,731

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2013:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	19,799	16,358	96.6%
Retail	55	2,389	2,166	97.4%
Alexander's	6	2,178	706	99.4%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,655 units	4	1,523	762	94.8%
		27,289	21,392	96.8%

Washington, DC:
Office, excluding the Skyline Properties	51	13,581	11,151	85.4%
Skyline Properties	8	2,652	2,652	60.8%
Total Office	59	16,233	13,803	80.7%
Residential - 2,405 units	7	2,588	2,446	96.3%
Other	5	379	379	100.0%
		19,200	16,628	83.4%

Retail Properties:
Strip Shopping Centers	103	14,616	14,237	94.3%
Regional Malls	5	4,135	2,646	95.9%
		18,751	16,883	94.6%

Other:
The Mart	2	3,703	3,694	96.3%
555 California Street	3	1,795	1,257	94.5%
Primarily Warehouses	5	971	971	45.6%
		6,469	5,922

Total square feet at December 31, 2013		71,709	60,825

Overview - continued

Washington, DC Segment

We estimate that 2014 EBITDA from continuing operations will be between $10,000,000 and $15,000,000 lower than 2013 EBITDA, due to the effects of Base Realignment and Closure (“BRAC”) related move-outs and the sluggish leasing environment in the Washington, DC / Northern Virginia area.  EBITDA from continuing operations for the six months ended June 30, 2014, was lower than the prior year’s six months by approximately $2,041,000, which was offset by an interest expense reduction of $9,471,000 from the restructuring of the Skyline properties mortgage loan in October 2013.  As a result of this and other items, the overall earnings in the six months ended June 30, 2014 were higher than the prior year’s six months.

Of the 2,395,000 square feet subject to the effects of the BRAC statute, 393,000 square feet has been taken out of service for redevelopment and 927,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of June 30, 2014.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of June 30, 2014	$37.79	815,000	468,000	281,000	66,000
Leases pending	39.01	112,000	98,000	-	14,000
Taken out of service for redevelopment		393,000	393,000	-	-
		1,320,000	959,000	281,000	80,000

To Be Resolved:
Vacated as of June 30, 2014	37.65	781,000	392,000	323,000	66,000
Expiring in:
2014	27.02	201,000	-	201,000	-
2015	43.93	93,000	88,000	5,000	-
		1,075,000	480,000	529,000	66,000

Total square feet subject to BRAC		2,395,000	1,439,000	810,000	146,000

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2014 and 2013

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended June 30, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$666,606	$385,534		$134,826		$82,807		$-	$63,439
Total expenses	439,129	230,812		87,352		48,053		-	72,912
Operating income (loss)	227,477	154,722		47,474		34,754		-	(9,473)
(Loss) income from partially owned
entities, including Toys	(53,742)	8,996		(2,248)		341		(57,591)	(3,240)
Income from Real Estate Fund	100,110	-		-		-		-	100,110
Interest and other investment
income, net	9,435	1,645		42		8		-	7,740
Interest and debt expense	(117,051)	(49,070)		(18,660)		(9,292)		-	(40,029)
Net gain on disposition of wholly owned and
partially owned assets	905	-		-		-		-	905
Income (loss) before income taxes	167,134	116,293		26,608		25,811		(57,591)	56,013
Income tax expense	(3,599)	(1,226)		(115)		(319)		-	(1,939)
Income (loss) from continuing operations	163,535	115,067		26,493		25,492		(57,591)	54,074
Income (loss) from discontinued operations	2,152	-		-		2,154		-	(2)
Net income (loss)	165,687	115,067		26,493		27,646		(57,591)	54,072
Less net income attributable to
noncontrolling interests	(68,679)	(3,108)		-		(21)		-	(65,550)
Net income (loss) attributable to Vornado	97,008	111,959		26,493		27,625		(57,591)	(11,478)
Interest and debt expense(2)	179,520	64,072		22,463		10,433		39,529	43,023
Depreciation and amortization(2)	173,443	74,007		35,806		15,803		27,686	20,141
Income tax (benefit) expense (2)	(574)	1,291		132		319		(4,435)	2,119
EBITDA(1)	$449,397	$251,329	(3)	$84,894	(4)	$54,180	(5)	$5,189	$53,805	(6)

(Amounts in thousands)	For the Three Months Ended June 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$671,216	$375,700		$134,317		$80,446		$-	$80,753
Total expenses	461,154	233,733		85,782		47,038		-	94,601
Operating income (loss)	210,062	141,967		48,535		33,408		-	(13,848)
(Loss) income from partially owned
entities, including Toys	(35,389)	4,226		(2,449)		423		(36,861)	(728)
Income from Real Estate Fund	34,470	-		-		-		-	34,470
Interest and other investment
income (loss), net	26,415	1,443		6		(49)		-	25,015
Interest and debt expense	(120,657)	(42,648)		(27,854)		(11,517)		-	(38,638)
Net gain on disposition of wholly owned and
partially owned assets	1,005	-		-		-		-	1,005
Income (loss) before income taxes	115,906	104,988		18,238		22,265		(36,861)	7,276
Income tax expense	(2,877)	(961)		(805)		(749)		-	(362)
Income (loss) from continuing operations	113,029	104,027		17,433		21,516		(36,861)	6,914
Income from discontinued operations	69,292	2,928		-		66,091		-	273
Net income (loss)	182,321	106,955		17,433		87,607		(36,861)	7,187
Less net income attributable to
noncontrolling interests	(24,127)	(1,381)		-		(13)		-	(22,733)
Net income (loss) attributable to Vornado	158,194	105,574		17,433		87,594		(36,861)	(15,546)
Interest and debt expense(2)	179,461	54,546		31,245		13,715		37,730	42,225
Depreciation and amortization(2)	182,131	74,573		35,248		16,348		33,882	22,080
Income tax (benefit) expense (2)	(22,366)	1,030		852		749		(25,697)	700
EBITDA(1)	$497,420	$235,723	(3)	$84,778	(4)	$118,406	(5)	$9,054	$49,459	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2014 and 2013 - continued

	Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." We consider EBITDA a supplemental non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2014	2013
	Office(a)	$162,833	$158,186
	Retail	67,947	57,230
	Alexander's	10,271	10,213
	Hotel Pennsylvania	10,278	10,094
	Total New York	$251,329	$235,723

	(a)	Includes $2,494 from discontinued operations in the three months ended June 30, 2013. Excluding this item, EBITDA for the three months ended June 30, 2013 was $155,692.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2014	2013
	Office, excluding the Skyline Properties	$67,057	$66,136
	Skyline properties	7,073	7,543
	Total Office	74,130	73,679
	Residential	10,764	11,099
	Total Washington, DC	$84,894	$84,778

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2014	2013
	Strip shopping centers(a)	$40,056	$101,529
	Regional malls(b)	14,124	16,877
	Total Retail properties	$54,180	$118,406

	(a)

Includes discontinued operations and other gains and losses that affect comparability, aggregating $2,275 and $66,703 for the three months ended June 30, 2014 and 2013, respectively. Excluding these items, EBITDA was $37,781 and $34,826, respectively.

	(b)

Includes discontinued operations and other gains and losses that affect comparability, aggregating $(73) and $2,373 for the three months ended June 30, 2014 and 2013, respectively. Excluding these items, EBITDA was $14,197 and $14,504, respectively.

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2014 and 2013 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended June 30,
	(Amounts in thousands)	2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$2,191	$1,643
	Net realized gains on exited investments	18,767	-
	Previously recorded unrealized gains on exited investments	(8,841)	-
	Net unrealized gains on held investments	14,339	8,398
	Carried interest	11,874	10,070
	Total	38,330	20,111
	The Mart and trade shows	22,454	22,453
	555 California Street	11,506	11,022
	India real estate ventures	99	2,254
	Other investments	4,288	5,760
		76,677	61,600
	Corporate general and administrative expenses(a)	(23,022)	(24,831)
	Investment income and other, net(a)	8,032	16,709
	Acquisition and transaction related costs	(4,083)	(3,350)
	Net gain on sale of residential condominiums	905	1,005
	Income from the mark-to-market of J.C. Penney derivative position	-	9,065
	Severance costs (primarily reduction in force at The Mart)	-	(1,542)
	Net income attributable to noncontrolling interests in the Operating Partnership	(4,691)	(8,849)
	Preferred unit distributions of the Operating Partnership	(13)	(348)
		$53,805	$49,459

	(a)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $2,380 and $2,492 for the three months ended June 30, 2014 and 2013, respectively.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations, other gains and losses that affect comparability and our Toys and Other Segments).

	For the Three Months
	Ended June 30,
	2014	2013
Region:
New York City metropolitan area	75%	74%
Washington, DC / Northern Virginia metropolitan area	23%	24%
Puerto Rico	1%	2%
Other geographies	1%	-
	100%	100%

Results of Operations – Three Months Ended June 30, 2014 Compared to June 30, 2013

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $666,606,000 in the three months ended June 30, 2014, compared to $671,216,000 in the prior year’s quarter, a decrease of $4,610,000. This decrease was primarily attributable to income in the prior year of $16,990,000 related to the Cleveland Medical Mart development project and $9,601,000 from the deconsolidation of Independence Plaza.  Excluding these items, revenues increased by $21,981,000 from the prior year’s quarter.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

					Retail
(Decrease) increase due to:	Total		New York	Washington, DC	Properties	Other
Property rentals:
Acquisitions and other	$8,255		$8,068	$1,011	$(112)	$(712)
Deconsolidation of Independence Plaza	(9,601)		(9,601)	-	-	-
Properties placed into / taken out of
service for redevelopment	(3,565)		(918)	(449)	(16)	(2,182)
Hotel Pennsylvania	505		505	-	-	-
Trade Shows	(86)		-	-	-	(86)
Same store operations	10,542		7,767	(1,213)	1,407	2,581
	6,050		5,821	(651)	1,279	(399)

Tenant expense reimbursements:
Acquisitions and other	(690)		(105)	(11)	(473)	(101)
Properties placed into / taken out of
service for redevelopment	(712)		(514)	2	(21)	(179)
Same store operations	5,313		3,110	(664)	1,641	1,226
	3,911		2,491	(673)	1,147	946

Cleveland Medical Mart development
project	(16,990)	(1)	-	-	-	(16,990)	(1)

Fee and other income:
BMS cleaning fees	5,686		5,945	-	-	(259)	(2)
Signage revenue	526		526	-	-	-
Management and leasing fees	(280)		(35)	(470)	66	159
Lease termination fees	(2,496)		(2,743)	1,067	(198)	(622)
Other income	(1,017)		(2,171)	1,236	67	(149)
	2,419		1,522	1,833	(65)	(871)

Total (decrease) increase in revenues	$(4,610)		$9,834	$509	$2,361	$(17,314)

(1)	Due to completion of the project. This decrease in revenue is substantially offset by a decrease in development costs expensed in the period. See note (3) on page 48.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 48.

Results of Operations – Three Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $439,129,000 in the three months ended June 30, 2014, compared to $461,154,000 in the prior year’s quarter, a decrease of $22,025,000.  This decrease was primarily attributable to expense in the prior year of $15,151,000 related to the Cleveland Medical Mart development project and $10,139,000 from the deconsolidation of Independence Plaza.  Excluding these items, expenses increased by $3,265,000 from the prior year’s quarter.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

					Retail
(Decrease) increase due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$(661)		$29	$(37)	$(36)	$(617)
Deconsolidation of Independence Plaza	(3,826)		(3,826)	-	-	-
Properties placed into / taken out of
service for redevelopment	(4,064)		(1,772)	(319)	(390)	(1,583)
Non-reimbursable expenses, including
bad debt reserves	(1,248)		(448)	-	(825)	25
Hotel Pennsylvania	400		400	-	-	-
Trade Shows	(560)		-	-	-	(560)
BMS expenses	3,845		4,381	-	-	(536)	(2)
Same store operations	8,399		4,495	947	1,982	975
	2,285		3,259	591	731	(2,296)

Depreciation and amortization:
Acquisitions and other	2,218		2,225	-	(3)	(4)
Deconsolidation of Independence Plaza	(6,313)		(6,313)	-	-	-
Properties placed into / taken out of
service for redevelopment	2,854		3,576	(122)	158	(758)
Same store operations	(2,914)		(4,771)	1,249	1,188	(580)
	(4,155)		(5,283)	1,127	1,343	(1,342)

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	(112)		-	-	-	(112)
Severance costs (primarily reduction
in force at The Mart)	(1,542)		-	-	-	(1,542)
Same store operations	(4,083)		(897)	(148)	(1,059)	(1,979)
	(5,737)		(897)	(148)	(1,059)	(3,633)

Cleveland Medical Mart development
project	(15,151)	(3)	-	-	-	(15,151)	(3)

Acquisition and transaction related costs	733		-	-	-	733

Total (decrease) increase in expenses	$(22,025)		$(2,921)	$1,570	$1,015	$(21,689)

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 47.

(3)	Due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 47.

Results of Operations – Three Months Ended June 30, 2014 Compared to June 30, 2013 - continued

(Loss) Applicable to Toys

In the three months ended June 30, 2014, we recognized a net loss of $57,591,000 from our investment in Toys, comprised of $59,530,000 for our share of Toys’ net loss, partially offset by $1,939,000 of management fees earned and received.

In the three months ended June 30, 2013, we recognized a net loss of $36,861,000 from our investment in Toys, comprised of $38,708,000 for our share of Toys’ net loss, partially offset by $1,847,000 of management fees earned and received.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended June 30, 2014 and 2013.

	Percentage	For the Three Months Ended
	Ownership at	June 30,
(Amounts in thousands)	June 30, 2014	2014	2013
Equity in Net Income (Loss):
Alexander's	32.4%	$6,894	$5,751
India real estate ventures	4.1%-36.5%	(2,041)	(414)
Partially owned office buildings (1)	Various	990	(1,042)
Other investments (2)	Various	(1,994)	(2,823)
		$3,849	$1,472

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(2)		Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the three months ended June 30, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended June 30,
	2014	2013
Net investment income	$3,052	$877
Net realized gains on exited investments	75,069	-
Previously recorded unrealized gains on exited investments	(35,365)	-
Net unrealized gains on held investments	57,354	33,593
Income from Real Estate Fund	100,110	34,470
Less (income) attributable to noncontrolling interests	(61,780)	(14,359)
Income from Real Estate Fund attributable to Vornado (1)	$38,330	$20,111
___________________________________

(1)

Excludes management, leasing and development fees of $745 and $827 for the three months ended June 30, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Three Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was $9,435,000 in the three months ended June 30, 2014, compared to $26,415,000 in the prior year’s quarter, a decrease of $16,980,000. This decrease resulted from:

(Amounts in thousands)
J.C. Penney derivative position mark-to-market gain in 2013	$(9,065)
Income from prepayment penalties in connection with the repayment of a mezzanine loan	(5,267)
Lower interest on mezzanine loans receivable in the current year	(4,204)
Decrease in the value of investments in our deferred compensation plan (offset by a corresponding
decrease in the liability for plan assets in general and administrative expenses)	(112)
Other, net	1,668
$(16,980)

Interest and Debt Expense

Interest and debt expense was $117,051,000 in the three months ended June 30, 2014, compared to $120,657,000 in the prior year’s quarter, a decrease of $3,606,000. This decrease was primarily due to (i) $7,328,000 of higher capitalized interest in the current year’s quarter and (ii) $6,542,000 of interest savings from the restructuring of the Skyline properties mortgage loan in October 2013, partially offset by (iii) $5,589,000 of defeasance cost in connection with the refinancing of 909 Third Avenue and (iv) $3,306,000 of interest expense from the $600,000,000 financing of our 220 Central Park South development site in January 2014.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the three months ended June 30, 2014 and 2013, we recognized gains of $905,000 and $1,005,000, respectively, from the sale of residential condominiums.

Income Tax Expense

Income tax expense was $3,599,000 in the three months ended June 30, 2014, compared to $2,877,000 in the prior year’s quarter, an increase of $722,000.  This increase was primarily attributable to higher income from our taxable REIT subsidiaries.

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold and that are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,
(Amounts in thousands)	2014	2013
Total revenues	$3,923	$19,311
Total expenses	1,771	13,191
	2,152	6,120
Impairment losses	-	(2,493)
Net gains on sale of real estate	-	65,665
Income from discontinued operations	$2,152	$69,292

Results of Operations – Three Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $63,975,000 in the three months ended June 30, 2014, compared to $14,930,000 in the prior year’s quarter, an increase of $49,045,000.  This increase resulted primarily from $47,421,000 of higher net income allocated to the noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $4,691,000 in the three months ended June 30, 2014, compared to $8,849,000 in the prior year’s quarter, a decrease of $4,158,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Unit Distributions of the Operating Partnership

Preferred unit distributions of the Operating Partnership were $13,000 in the three months ended June 30, 2014, compared to $348,000 in the prior year’s quarter, a decrease of $335,000.  This decrease resulted from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.

Preferred Share Dividends

Preferred share dividends were $20,366,000 in the three months ended June 30, 2014, compared to $20,368,000 in the prior year’s quarter, a decrease of $2,000.

Preferred Unit and Share Redemptions

In the three months ended June 30, 2013, we recognized $8,100,000 of income in connection with the redemption of all of the 6.875% Series D-15 cumulative redeemable preferred units.

Results of Operations – Three Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store EBITDA on a cash basis which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended June 30, 2014	$251,329	$84,894	$54,180
Add-back:
Non-property level overhead expenses included above	6,646	6,572	4,110
Less EBITDA from:
Acquisitions	(8,088)	-	-
Dispositions, including net gains on sale	-	-	(2,226)
Properties taken out-of-service for redevelopment	(6,093)	(606)	(531)
Other non-operating (income) expense	(1,884)	(1,661)	(2,243)
Same store EBITDA for the three months ended June 30, 2014	$241,910	$89,199	$53,290

EBITDA for the three months ended June 30, 2013	$235,723	$84,778	$118,406
Add-back:
Non-property level overhead expenses included above	7,543	6,720	5,169
Less EBITDA from:
Acquisitions	(228)	-	-
Dispositions, including net gains on sale	(2,609)	-	(69,190)
Properties taken out-of-service for redevelopment	(4,882)	(1,123)	(179)
Other non-operating (income) expense	(5,487)	449	(1,844)
Same store EBITDA for the three months ended June 30, 2013	$230,060	$90,824	$52,362

Increase (decrease) in same store EBITDA -
Three months ended June 30, 2014 vs. June 30, 2013(1)	$11,850	$(1,625)	$928

% increase (decrease) in same store EBITDA	5.2%	(1.8%)	1.8%

(1) See notes on following page

Results of Operations – Three Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Notes to preceding tabular information

New York:

The $11,850,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail of $7,646,000 and $3,981,000, respectively.  The Office increase resulted primarily from higher (i) rental revenue of $4,797,000 (primarily due to an increase in average same store occupancy).  The Retail increase resulted primarily from higher rental revenue of $2,970,000 (primarily due to an increase in average same store occupancy).

Washington, DC:

The $1,625,000 decrease in Washington, DC same store EBITDA resulted primarily from lower rental revenue of $1,213,000, primarily due to higher amortization of rent abatements, partially offset by an increase in billed rents.

Retail Properties:

The $928,000 increase in Retail Properties same store EBITDA resulted primarily from increase in rental revenue of $1,407,000, primarily due to an increase in average annual rents per square foot and same store occupancy.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the three months ended June 30, 2014	$241,910	$89,199	$53,290
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(26,640)	(2,462)	(1,758)
Cash basis same store EBITDA for the three months ended
June 30, 2014	$215,270	$86,737	$51,532

Same store EBITDA for the three months ended June 30, 2013	$230,060	$90,824	$52,362
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,635)	(2,597)	(2,368)
Cash basis same store EBITDA for the three months ended
June 30, 2013	$201,425	$88,227	$49,994

Increase (decrease) in Cash basis same store EBITDA -
Three months ended June 30, 2014 vs. June 30, 2013	$13,845	$(1,490)	$1,538

% increase (decrease) in Cash basis same store EBITDA	6.9%	(1.7%)	3.1%

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2014 and 2013

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2014 and 2013.

(Amounts in thousands)	For the Six Months Ended June 30, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$1,327,224	$756,816		$270,104		$171,612		$-	$128,692
Total expenses	934,113	472,811		176,924		130,284		-	154,094
Operating income (loss)	393,111	284,005		93,180		41,328		-	(25,402)
(Loss) income from partially owned
entities, including Toys	(51,763)	10,562		(3,514)		879		(55,744)	(3,946)
Income from Real Estate Fund	118,258	-		-		-		-	118,258
Interest and other investment
income, net	21,328	3,120		78		17		-	18,113
Interest and debt expense	(226,493)	(91,909)		(38,007)		(18,509)		-	(78,068)
Net gain on disposition of wholly
owned and partially owned assets	10,540	-		-		-		-	10,540
Income (loss) before income taxes	264,981	205,778		51,737		23,715		(55,744)	39,495
Income tax (expense) benefit	(5,181)	(2,195)		84		(1,050)		-	(2,020)
Income (loss) from continuing operations	259,800	203,583		51,821		22,665		(55,744)	37,475
Income from discontinued operations	4,043	-		-		3,868		-	175
Net income (loss)	263,843	203,583		51,821		26,533		(55,744)	37,650
Less net income attributable to
noncontrolling interests	(84,118)	(4,513)		-		(38)		-	(79,567)
Net income (loss) attributable to Vornado	179,725	199,070		51,821		26,495		(55,744)	(41,917)
Interest and debt expense(2)	350,472	122,140		45,261		20,784		78,078	84,209
Depreciation and amortization(2)	369,782	161,594		71,956		41,131		54,610	40,491
Income tax expense (benefit)(2)	19,257	2,323		(57)		1,050		13,642	2,299
EBITDA(1)	$919,236	$485,127	(3)	$168,981	(4)	$89,460	(5)	$90,586	$85,082	(6)

(Amounts in thousands)	For the Six Months Ended June 30, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$1,389,929	$740,501		$269,048		$222,658		$-	$157,722
Total expenses	929,573	476,660		170,979		95,618		-	186,316
Operating income (loss)	460,356	263,841		98,069		127,040		-	(28,594)
(Loss) income from partially owned
entities, including Toys	(12,864)	9,831		(4,542)		1,324		(35,102)	15,625
Income from Real Estate Fund	51,034	-		-		-		-	51,034
Interest and other investment (loss)
income, net	(22,660)	2,608		82		2		-	(25,352)
Interest and debt expense	(241,003)	(83,079)		(56,104)		(21,803)		-	(80,017)
Net loss on disposition of wholly owned and
partially owned assets	(35,719)	-		-		-		-	(35,719)
Income (loss) before income taxes	199,144	193,201		37,505		106,563		(35,102)	(103,023)
Income tax expense	(3,950)	(1,233)		(1,183)		(749)		-	(785)
Income (loss) from continuing operations	195,194	191,968		36,322		105,814		(35,102)	(103,808)
Income (loss) from discontinued operations	276,054	5,656		-		271,473		-	(1,075)
Net income (loss)	471,248	197,624		36,322		377,287		(35,102)	(104,883)
Less net income attributable to
noncontrolling interests	(50,132)	(2,962)		-		(109)		-	(47,061)
Net income (loss) attributable to Vornado	421,116	194,662		36,322		377,178		(35,102)	(151,944)
Interest and debt expense(2)	368,241	104,235		62,998		27,938		80,912	92,158
Depreciation and amortization(2)	376,316	152,986		70,396		34,867		71,556	46,511
Income tax expense(2)	38,393	1,377		1,306		749		33,649	1,312
EBITDA(1)	$1,204,066	$453,260	(3)	$171,022	(4)	$440,732	(5)	$151,015	$(11,963)	(6)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2014 and 2013 - continued

	Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." We consider EBITDA a supplemental non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)

Interest and debt expense, depreciation and amortization and income tax (benefit) expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2014	2013
	Office(a)	$320,712	$304,482
	Retail	134,142	117,612
	Alexander's	20,701	20,754
	Hotel Pennsylvania	9,572	10,412
	Total New York	$485,127	$453,260

	(a)	Includes $4,839 from discontinued operations in the six months ended June 30, 2013. Excluding this item, EBITDA for the six months ended June 30, 2013 was $299,643.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2014	2013
	Office, excluding the Skyline Properties	$134,314	$133,243
	Skyline properties	13,572	15,705
	Total Office	147,886	148,948
	Residential	21,095	22,074
	Total Washington, DC	$168,981	$171,022

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2014	2013
	Strip shopping centers(a)	$81,377	$204,890
	Regional malls(b)	8,083	235,842
	Total Retail properties	$89,460	$440,732

	(a)

Includes discontinued operations and other gains and losses that affect comparability, aggregating $5,161 and $133,476 for the six months ended June 30, 2014 and 2013, respectively. Excluding these items, EBITDA was $76,216 and $71,414, respectively.

	(b)

Includes discontinued operations and other gains and losses that affect comparability, aggregating $(19,839) and $207,192 for the six months ended June 30, 2014 and 2013, respectively. Excluding these items, EBITDA was $27,922 and $28,650, respectively.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2014 and 2013 - continued

	Notes to preceding tabular information - continued:

(6)	The elements of "other" EBITDA are summarized below.

		For the Six Months Ended June 30,
	(Amounts in thousands)	2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$4,617	$3,651
	Net realized gains on exited investments	18,767	-
	Previously recorded unrealized gains on exited investments	(5,597)	-
	Net unrealized gains on held investments	14,637	11,777
	Carried interest	13,205	11,707
	Total	45,629	27,135
	The Mart and trade shows	41,541	39,307
	555 California Street	23,572	21,651
	India real estate ventures	1,923	4,013
	LNR(a)	-	20,443
	Lexington(b)	-	6,931
	Other investments	9,207	8,877
		121,872	128,357
	Corporate general and administrative expenses(c)	(49,004)	(47,587)
	Investment income and other, net(c)	16,105	28,045
	Net gain on sale of residential condominiums and a land parcel	10,540	1,005
	Acquisition and transaction related costs	(5,867)	(3,951)
	Non-cash impairment loss on J.C. Penney common shares	-	(39,487)
	Loss on sale of J.C. Penney common shares	-	(36,800)
	Loss from the mark-to-market of J.C. Penney derivative position	-	(13,475)
	Severance costs (primarily reduction-in-force at The Mart)	-	(4,154)
	Net income attributable to noncontrolling interests in the Operating Partnership	(8,539)	(22,782)
	Preferred unit distributions of the Operating Partnership	(25)	(1,134)
		$85,082	$(11,963)

	(a)	On April 19, 2013, LNR was sold for $1.053 billion.

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. The 2013 amount represents our share of Lexington's 2012 fourth quarter earnings which was recorded on a one-quarter lag basis.

	(c)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $6,780 and $5,938 for the six months ended June 30, 2014 and 2013, respectively.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations, other gains and losses that affect comparability and our Toys and Other Segments).

	For the Six Months
	Ended June 30,
	2014	2013
Region:
New York City metropolitan area	74%	73%
Washington, DC / Northern Virginia metropolitan area	23%	24%
Puerto Rico	2%	2%
Other geographies	1%	1%
	100%	100%

Results of Operations – Six Months Ended June 30, 2014 Compared to June 30, 2013

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $1,327,224,000 for the six months ended June 30, 2014, compared to $1,389,929,000 in the prior year’s six months, a decrease of $62,705,000.  This decrease was primarily attributable to income in the prior year of $59,599,000 pursuant to a settlement agreement with Stop & Shop, $29,133,000 related to the Cleveland Medical Mart development project and $23,992,000 from the deconsolidation of Independence Plaza.  Excluding these items, revenues increased by $50,019,000 from the prior year’s six months.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

					Retail
(Decrease) increase due to:	Total		New York	Washington, DC	Properties		Other
Property rentals:
Acquisitions and other	$8,351		$10,330	$544	$(1,048)		$(1,475)
Deconsolidation of Independence Plaza	(23,992)		(23,992)	-	-		-
Properties placed into / taken out of
service for redevelopment	(6,641)		(1,935)	(666)	260		(4,300)
Hotel Pennsylvania	211		211	-	-		-
Trade Shows	811		-	-	-		811
Same store operations	21,617		17,055	(4,052)	2,260		6,354
	357		1,669	(4,174)	1,472		1,390

Tenant expense reimbursements:
Acquisitions and other	(679)		(340)	(82)	(32)		(225)
Properties placed into / taken out of
service for redevelopment	(1,262)		(1,073)	43	123		(355)
Same store operations	16,478		6,910	765	7,060		1,743
	14,537		5,497	726	7,151		1,163

Cleveland Medical Mart development
project	(29,133)	(1)	-	-	-		(29,133)	(1)

Fee and other income:
BMS cleaning fees	7,978		8,881	-	-		(903)	(2)
Signage revenue	3,363		3,363	-	-		-
Management and leasing fees	681		967	(251)	(27)		(8)
Lease termination fees	(58,671)		(1,925)	3,195	(59,581)	(3)	(360)
Other income	(1,817)		(2,137)	1,560	(61)		(1,179)
	(48,466)		9,149	4,504	(59,669)		(2,450)

Total (decrease) increase in revenues	$(62,705)		$16,315	$1,056	$(51,046)		$(29,030)

(1)	Due to the completion of the project. This decrease in revenue is substantially offset by a decrease in development costs expensed in the period. See note (3) on page 58.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 58.

(3)	Results primarily from $59,599 of income recognized in the first quarter of 2013 pursuant to a settlement agreement with Stop & Shop.

Results of Operations – Six Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $934,113,000 for the six months ended June 30, 2014, compared to $929,573,000 in the prior year’s six months, an increase of $4,540,000.  Excluding expenses of $20,000,000 for a non-cash impairment loss on the Springfield Town Center in 2014, $26,525,000 related to the Cleveland Medical Mart development project in 2013 and $25,899,000 from the deconsolidation of Independence Plaza, expenses increased by $36,964,000 from the prior year’s six months.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties		Other
Operating:
Acquisitions and other	$(1,228)		$325	$(37)	$(133)		$(1,383)
Deconsolidation of Independence Plaza	(9,592)		(9,592)	-	-		-
Properties placed into / taken out of
service for redevelopment	(7,568)		(3,462)	(180)	(531)		(3,395)
Non-reimbursable expenses, including
bad debt reserves	(2,547)		(749)	-	(825)		(973)
Hotel Pennsylvania	1,208		1,208	-	-		-
Trade Shows	215		-	-	-		215
BMS expenses	3,961		5,128	-	-		(1,167)	(2)
Same store operations	25,480		10,985	3,630	7,854		3,011
	9,929		3,843	3,413	6,365		(3,692)

Depreciation and amortization:
Acquisitions and other	4,408		4,528	-	(109)		(11)
Deconsolidation of Independence Plaza	(16,307)		(16,307)	-	-		-
Properties placed into / taken out of
service for redevelopment	24,018		17,392	(151)	8,313		(1,536)
Same store operations	(7,940)		(12,686)	2,189	1,915		642
	4,179		(7,073)	2,038	10,119		(905)

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	842		-	-	-		842
Severance costs (primarily reduction
in force at The Mart)	(4,154)		-	-	-		(4,154)
Same store operations	(1,647)		(619)	494	(1,818)		296
	(4,959)		(619)	494	(1,818)		(3,016)

Cleveland Medical Mart development
project	(26,525)	(3)	-	-	-		(26,525)	(3)

Impairment losses, acquisition and
transaction related costs	21,916		-	-	20,000	(4)	1,916

Total increase (decrease) in expenses	$4,540		$(3,849)	$5,945	$34,666		$(32,222)

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Represents the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 57.

(3)	Due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 57.

(4)	Represents a non-cash impairment loss on the Springfield Town Center.

Results of Operations – Six Months Ended June 30, 2014 Compared to June 30, 2013 - continued

(Loss) Applicable to Toys

In the six months ended June 30, 2014, we recognized a net loss of $55,744,000 from our investment in Toys, comprised of (i) $15,666,000 for our share of Toys’ equity in earnings, (ii) $3,786,000 of management fees earned and received, offset by (iii) a $75,196,000 non-cash impairment loss.

In the six months ended June 30, 2013, we recognized a net loss of $35,102,000 from our investment in Toys, comprised of (i) $39,834,000 for our share of Toys’ equity in earnings, (ii) $3,606,000 of management fees earned and received, offset by (iii) a $78,542,000 non-cash impairment loss.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the six months ended June 30, 2014 and 2013.

	Percentage	For the Six Months Ended
	Ownership at	June 30,
(Amounts in thousands)	June 30, 2014	2014	2013
Equity in Net Income (Loss):
Alexander's	32.4%	$13,279	$11,827
India real estate ventures	4.1%-36.5%	(2,178)	(1,181)
Partially owned office buildings (1)	Various	(1,405)	(1,624)
Other investments (2)	Various	(5,715)	(4,536)
Lexington (3)	n/a	-	(979)
LNR (4)	n/a	-	18,731
		$3,981	$22,238

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(2)		Includes interests in Independence Plaza, Monmouth Mall, 85 10th Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

(3)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. The 2013 amount represents our share of Lexington's 2012 fourth quarter earnings which was recorded on a one-quarter lag basis.

(4)		On April 19, 2013, LNR was sold for $1.053 billion.

Results of Operations – Six Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the six months ended June 30, 2014 and 2013.

(Amounts in thousands)	For the Six Months Ended June 30,
	2014	2013
Net investment income	$7,031	$3,925
Net realized gains on exited investments	75,069	-
Previously recorded unrealized gains on exited investments	(22,388)	-
Net unrealized gains on held investments	58,546	47,109
Income from Real Estate Fund	118,258	51,034
Less (income) attributable to noncontrolling interests	(72,629)	(23,899)
Income from Real Estate Fund attributable to Vornado (1)	$45,629	$27,135
___________________________________

(1)

Excludes management, leasing and development fees of $1,449 and $1,676 for the six months ended June 30, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was income of $21,328,000 in the six months ended June 30, 2014, compared to a loss of $22,660,000 in the prior year’s six months, an increase in income of $43,988,000. This increase resulted from:

(Amounts in thousands)
Losses from the mark-to-market and impairment of investment in J.C. Penney in 2013	$52,962
Lower interest on mezzanine loans receivable in the current year	(6,897)
Income from prepayment penalties in connection with the repayment of a mezzanine loan in 2013	(5,267)
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	842
Higher dividends and interest on marketable securities	764
Other, net	1,584
$43,988

Interest and Debt Expense

Interest and debt expense was $226,493,000 in the six months ended June 30, 2014, compared to $241,003,000 in the prior year’s six months, a decrease of $14,510,000.  This decrease was primarily due to (i) $12,690,000 of higher capitalized interest in the current year’s six months and (ii) $12,004,000 of interest savings from the restructuring of the Skyline properties mortgage loan in October 2013, partially offset by (iii) $5,589,000 of defeasance cost in connection with the refinancing of 909 Third Avenue and (iv) $5,423,000 of interest expense from the $600,000,000 financing of our 220 Central Park South development site in January 2014.

Net Gain (Loss) on Disposition of Wholly Owned and Partially Owned Assets

In the six months ended June 30, 2014, we recognized a $10,540,000 gain on disposition of wholly owned and partially owned assets, primarily from the sale of residential condominiums and a land parcel, compared to a $35,719,000 loss in the prior year’s six months, primarily from the sale of 10,000,000 J.C. Penney common shares.

Income Tax Expense

Income tax expense was $5,181,000 in the six months ended June 30, 2014, compared to $3,950,000 in the prior year’s six months, an increase of $1,231,000. This increase was primarily attributable to higher income from our taxable REIT subsidiaries.

Results of Operations – Six Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30,
(Amounts in thousands)	2014	2013
Total revenues	$12,206	$45,301
Total expenses	7,321	33,234
	4,885	12,067
Impairment losses	(842)	(4,007)
Net gain on sale of Green Acres Mall	-	202,275
Net gains on sales of other real estate	-	65,719
Income from discontinued operations	$4,043	$276,054

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $75,554,000 in the six months ended June 30, 2014, compared to $26,216,000 in the prior year’s six months, an increase of $49,338,000.  This increase resulted primarily from $48,730,000 of higher net income allocated to the noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $8,539,000 in the six months ended June 30, 2014, compared to $22,782,000 in the prior year’s six months, a decrease of $14,243,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Unit Distributions of the Operating Partnership

Preferred unit distributions of the Operating Partnership were $25,000 in the six months ended June 30, 2014, compared to $1,134,000 in the prior year’s six months, a decrease of $1,109,000.  This decrease resulted from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.

Preferred Share Dividends

Preferred share dividends were $40,734,000 in the six months ended June 30, 2014, compared to $42,070,000 in the prior year’s six months, a decrease of $1,336,000.  This decrease resulted primarily from the redemption of the 6.75% Series F and Series H preferred shares in February 2013.

Preferred Unit and Share Redemptions

In the six months ended June 30, 2013, we recognized $1,130,000 of expense in connection with preferred unit and share redemptions, comprised of $9,230,000 of expense from the redemption of the 6.75% Series F and Series H cumulative redeemable preferred shares in February 2013, partially offset by $8,100,000 of income from the redemption of all the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.

Results of Operations – Six Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store EBITDA on cash basis (which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments).  We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the six months ended June 30, 2014, compared to six months ended June 30, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the six months ended June 30, 2014	$485,127	$168,981	$89,460
Add-back:
Non-property level overhead expenses included above	14,438	14,019	8,766
Less EBITDA from:
Acquisitions	(15,573)	-	-
Dispositions, including net gains on sale	-	-	(5,335)
Properties taken out-of-service for redevelopment	(11,398)	(1,878)	(1,135)
Other non-operating (income) expense	(3,299)	(3,688)	13,869
Same store EBITDA for the six months ended June 30, 2014	$469,295	$177,434	$105,625

EBITDA for the six months ended June 30, 2013	$453,260	$171,022	$440,732
Add-back:
Non-property level overhead expenses included above	15,057	13,525	10,584
Less EBITDA from:
Acquisitions	(228)	-	-
Dispositions, including net gains on sale	(5,041)	-	(281,029)
Properties taken out-of-service for redevelopment	(9,322)	(3,046)	(276)
Other non-operating income	(9,510)	(18)	(66,012)
Same store EBITDA for the six months ended June 30, 2013	$444,216	$181,483	$103,999

Increase (decrease) in same store EBITDA -
Six months ended June 30, 2014 vs. June 30, 2013(1)	$25,079	$(4,049)	$1,626

% increase (decrease) in same store EBITDA	5.6%	(2.2%)	1.6%

(1) See notes on following page.

Results of Operations – Six Months Ended June 30, 2014 Compared to June 30, 2013 - continued

Notes to preceding tabular information

New York:

The $25,079,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail of $19,057,000 and $6,879,000, respectively.  The Office increase resulted primarily from higher (i) rental revenue of $12,582,000 (primarily due to an increase in average same store occupancy), and (ii) cleaning fees and signage revenue of $5,877,000.  The Retail increase resulted primarily from higher rental revenue of $4,694,000, (primarily due to an increase in average same store occupancy).

Washington, DC:

The $4,049,000 decrease in Washington, DC same store EBITDA resulted primarily from lower rental revenue of $4,052,000, primarily due to a decrease in occupancy at our Skyline properties and an increase in amortization of rent abatements.

Retail Properties:

The $1,626,000 increase in Retail Properties same store EBITDA resulted primarily from increase in rental revenue of $2,260,000, primarily due to an increase in average same store occupancy.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the six months ended June 30, 2014	$469,295	$177,434	$105,625
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(51,527)	(3,664)	(3,406)
Cash basis same store EBITDA for the six months ended
June 30, 2014	$417,768	$173,770	$102,219

Same store EBITDA for the six months ended June 30, 2013	$444,216	$181,483	$103,999
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(59,269)	(6,763)	(4,058)
Cash basis same store EBITDA for the six months ended
June 30, 2013	$384,947	$174,720	$99,941

Increase (decrease) in Cash basis same store EBITDA -
Six months ended June 30, 2014 vs. June 30, 2013	$32,821	$(950)	$2,278

% increase (decrease) in Cash basis same store EBITDA	8.5%	(0.5%)	2.3%

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income (Loss) to EBITDA for the Three Months Ended March 31, 2014

(Amounts in thousands)	New York	Washington, DC	Retail Properties
Net income (loss) attributable to Vornado for the three months ended
March 31, 2014	$87,111	$25,328	$(1,130)
Interest and debt expense	58,068	22,798	10,351
Depreciation and amortization	87,587	36,150	25,328
Income tax expense (benefit)	1,032	(189)	731
EBITDA for the three months ended March 31, 2014	$233,798	$84,087	$35,280

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended June 30, 2014 compared to March 31, 2014

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended June 30, 2014	$251,329	$84,894	$54,180
Add-back:
Non-property level overhead expenses included above	6,646	6,572	4,110
Less EBITDA from:
Acquisitions	-	-	-
Dispositions, including net gains on sale	-	-	(2,226)
Properties taken out-of-service for redevelopment	(6,093)	(606)	(531)
Other non-operating income	(1,884)	(1,661)	(2,243)
Same store EBITDA for the three months ended June 30, 2014	$249,998	$89,199	$53,290

EBITDA for the three months ended March 31, 2014	$233,798	$84,087	$35,280
Add-back:
Non-property level overhead expenses included above	7,792	7,447	4,656
Less EBITDA from:
Acquisitions	-	-	-
Dispositions, including net gains on sale	-	-	(3,109)
Properties taken out-of-service for redevelopment	(5,305)	(1,272)	(604)
Other non-operating (income) expense	(1,290)	(2,027)	16,112
Same store EBITDA for the three months ended March 31, 2014	$234,995	$88,235	$52,335

Increase in same store EBITDA -
Three months ended June 30, 2014 vs. March 31, 2014	$15,003	$964	$955

% increase in same store EBITDA	6.4%	1.1%	1.8%

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA – Three Months Ended June 30, 2014 Compared to March 31, 2014

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the three months ended June 30, 2014	$249,998	$89,199	$53,290
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(30,646)	(2,462)	(1,758)
Cash basis same store EBITDA for the three months ended
June 30, 2014	$219,352	$86,737	$51,532

Same store EBITDA for the three months ended March 31, 2014	$234,995	$88,235	$52,335
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,381)	(1,200)	(1,648)
Cash basis same store EBITDA for the three months ended
March 31, 2014	$206,614	$87,035	$50,687

Increase (decrease) in Cash basis same store EBITDA -
Three months ended June 30, 2014 vs. March 31, 2014	$12,738	$(298)	$845

% increase (decrease) in Cash basis same store EBITDA	6.2%	(0.3%)	1.7%

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

Cash Flows for the Six Months Ended June 30, 2014

Our cash and cash equivalents were $1,371,226,000 at June 30, 2014, a $787,936,000 increase over the balance at December 31, 2013.  Our consolidated outstanding debt was $10,868,795,000 at June 30, 2014, an $890,077,000 increase over the balance at December 31, 2013.  As of June 30, 2014 and December 31, 2013, $88,138,000 and $295,870,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2014 and 2015, $19,736,000 and $745,775,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $447,643,000 was comprised of (i) net income of $263,843,000, (ii) $209,123,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net loss of partially owned entities and impairment losses on real estate, (iii) return of capital from real estate fund investment of $140,920,000 and (iv) distributions of income from partially owned entities of $25,784,000, partially offset by (v) the net change in operating assets and liabilities of $192,027,000, including $2,666,000 related to Real Estate Fund investments.

Net cash used in investing activities of $66,514,000 was comprised of (i) $214,615,000 of development costs and construction in progress, (ii) $105,116,000 of additions to real estate, (iii) $62,894,000 of investments in partially owned entities, (iv) $8,963,000 of acquisition of real estate, partially offset by (v) $125,037,000 of proceeds from sales of real estate and related investments, (vi) $102,087,000 of changes in restricted cash, (vii) $96,159,000 of proceeds from repayments of mortgages and mezzanine loans receivable and other and (viii) $1,791,000 of capital distributions from partially owned entities.

Net cash provided by financing activities of $406,807,000 was comprised of (i) $1,398,285,000 of proceeds from borrowings, (ii) $10,125,000 of proceeds received from the exercise of employee share options and (iii) $5,297,000 of contributions from noncontrolling interests, partially offset by (iv) $313,444,000 for the repayments of borrowings, (v) $273,694,000 of dividends paid on common shares, (vi) purchase of marketable securities in connection with defeasance of mortgage notes payable of $198,884,000, (vii) $149,944,000 of distributions to noncontrolling interests, (viii) $40,737,000 of dividends paid on preferred shares, (ix) $29,560,000 of debt issuance costs and (x) $637,000 for the repurchase of shares related to stock compensation agreements and/or related tax withholdings.

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

Liquidity and Capital Resources – continued

Capital Expenditures - continued

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2014.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$34,110	$20,896	$4,761	$1,490		$6,963
Tenant improvements	114,133	89,525	11,180	1,126		12,302
Leasing commissions	50,624	44,171	2,806	419		3,228
Non-recurring capital expenditures	17,761	2,904	12,435	-		2,422
Total capital expenditures and leasing
commissions (accrual basis)	216,628	157,496	31,182	3,035		24,915
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	67,908	26,568	30,957	3,148		7,235
Expenditures to be made in future
periods for the current period	(143,636)	(108,232)	(22,927)	(1,545)		(10,932)
Total capital expenditures and leasing
commissions (cash basis)	$140,900	$75,832	$39,212	$4,638		$21,218

Tenant improvements and leasing commissions:
Per square foot per annum	$5.63	$6.50	$5.23	$0.49	$	n/a
Percentage of initial rent	10.1%	9.1%	13.0%	2.4%		n/a

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including tenant improvements, leasing commissions, capitalized interest and operating costs until the property is substantially completed and ready for its intended use.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT’) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  The incremental development cost of this project is approximately $250,000,000, of which $166,500,000 has been expended as of June 30, 2014.  The redevelopment is expected to be completed in the fourth quarter of 2014. The closing will be no later than March 31, 2015.

We are in the process of redeveloping and substantially expanding the existing retail space at the Marriott Marquis Times Square Hotel, including converting the below grade parking garage into retail and creating a six-story, 300 foot wide block front, dynamic LED sign, all of which is expected to be completed by the end of 2014.  Upon completion of the redevelopment, the retail space will include 20,000 square feet on grade and 20,000 square feet below grade.  The incremental development cost of this project is approximately $210,000,000, of which $98,800,000 has been expended as of June 30, 2014.

We plan to construct a residential condominium tower containing 472,000 zoning square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $1.0 billion.  In January 2014, we completed a $600,000,000 loan secured by this site.

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

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2014.  These expenditures include interest of $30,182,000, payroll of $4,175,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $27,907,000, that were capitalized in connection with the development and redevelopment of these projects.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Town Center	$54,743	$-	$-	$54,743	$-
Marriott Marquis Times Square - retail and signage	38,659	38,659	-	-	-
220 Central Park South	27,372	-	-	-	27,372
330 West 34th Street	21,816	21,816	-	-	-
608 Fifth Avenue	15,809	15,809	-	-	-
Metropolitan Park 4 & 5	10,873	-	10,873	-	-
7 West 34th Street	7,243	7,243	-	-	-
Wayne Towne Center	5,228		-	5,228	-
Other	32,872	13,866	13,438	3,370	2,198
	$214,615	$97,393	$24,311	$63,341	$29,570

In addition to the development and redevelopment projects above, we are in the process of repositioning and re-tenanting 280 Park Avenue (49.5% owned).  Our share of the incremental development cost of this project is approximately $62,000,000, of which $34,700,000 was expended prior to 2014, and $13,900,000 has been expended in 2014.

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

Net cash provided by investing activities of $1,070,685,000 was comprised of (i) $648,167,000 of proceeds from sales of real estate and related investments, (ii) $281,991,000 of capital distributions from partially owned entities, (iii) $240,474,000 from the sale of LNR, (iv) $160,715,000 of proceeds from the sale of marketable securities, (v) $85,450,000 from the return of the J.C. Penney derivative collateral, (vi) 47,950,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other, and (vii) $16,596,000 of changes in restricted cash, partially offset by (viii) $113,060,000 of additions to real estate, (ix) $98,447,000 for the funding of the J.C. Penney derivative collateral, (x) $85,550,000 of development costs and construction in progress, (xi) $59,472,000 of investments in partially owned entities, (xii) $53,992,000 of acquisitions of real estate, and (xiii) 137,000 of investment in mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $1,694,149,000 was comprised of (i) $2,800,441,000 for the repayments of borrowings, (ii) $299,400,000 for purchases of outstanding preferred units and shares, (iii) $272,825,000 of dividends paid on common shares, (iv) $181,510,000 of distributions to noncontrolling interests, (v) $42,451,000 of dividends paid on preferred shares, (vi) $9,520,000 of debt issuance costs, and (vii) $332,000 for the repurchase of shares related to stock compensation agreements and/or related tax withholdings, partially offset by (viii) $1,583,357,000 of proceeds from borrowings, (ix) $290,536,000 of proceeds from the issuance of preferred shares, (x) $33,967,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (xi) $4,470,000 of proceeds from the exercise of employee share options.

Liquidity and Capital Resources – continued

Capital Expenditures in the six months ended June 30, 2013

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2013.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$23,035	$10,119	$4,814	$1,855		$6,247
Tenant improvements	86,797	55,834	17,373	8,032		5,558
Leasing commissions	30,654	24,840	3,479	1,339		996
Non-recurring capital expenditures	2,163	2,163	-	-		-
Total capital expenditures and leasing
commissions (accrual basis)	142,649	92,956	25,666	11,226		12,801
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	71,961	24,978	17,393	4,576		25,014
Expenditures to be made in future
periods for the current period	(77,870)	(50,081)	(18,297)	(9,292)		(200)
Total capital expenditures and leasing
commissions (cash basis)	$136,740	$67,853	$24,762	$6,510		$37,615

Tenant improvements and leasing commissions:
Per square foot per annum	$4.14	$5.08	$6.98	$1.23	$	n/a
Percentage of initial rent	9.6%	7.8%	16.7%	6.4%		n/a

Development and Redevelopment Expenditures in the six months ended June 30, 2013

Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2013.  These expenditures include interest of $17,492,000, payroll of $1,905,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $9,375,000, that were capitalized in connection with the development and redevelopment of these projects.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Town Center	$24,707	$-	$-	$24,707	$-
220 Central Park South	10,556	-	-	-	10,556
1290 Avenue of the Americas	8,723	8,723	-	-	-
Marriott Marquis Times Square - retail and signage	5,907	5,907	-	-	-
1540 Broadway	4,355	4,355	-	-	-
LED Signage	3,685	3,685	-	-	-
1851 South Bell Street (1900 Crystal Drive)	2,685	-	2,685	-	-
North Plainfield, New Jersey	2,045	-	-	2,045	-
Other	22,887	3,639	11,481	5,489	2,278
	$85,550	$26,309	$14,166	$32,241	$12,834

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2014, the aggregate dollar amount of these guarantees and master leases is approximately $360,000,000.

At June 30, 2014, $38,477,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of June 30, 2014, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $114,000,000.

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gain from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income per Share, in our consolidated financial statements on page 26 of this Quarterly Report on Form 10-Q.

FFO for the Three and Six Months Ended June 30, 2014 and 2013

FFO attributable to common shareholders plus assumed conversions was $216,547,000, or $1.15 per diluted share for the three months ended June 30, 2014, compared to $235,348,000, or $1.25 per diluted share, for the prior year’s quarter.  FFO attributable to common shareholders plus assumed conversions was $463,626,000, or $2.46 per diluted share for the six months ended June 30, 2014, compared to $437,168,000, or $2.33 per diluted share, for the prior year’s six months.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Three Months		For The Six Months
(Amounts in thousands, except per share amounts)	Ended June 30,		Ended June 30,
Reconciliation of our net income to FFO:	2014	2013	2014	2013
Net income attributable to Vornado	$97,008	$158,194	$179,725	$421,116
Depreciation and amortization of real property	121,402	126,728	263,971	259,241
Net gains on sale of real estate	-	(65,665)	-	(267,994)
Real estate impairment losses	-	2,493	20,842	4,007
Proportionate share of adjustments to equity in net income of
Toys, to arrive at FFO:
Depreciation and amortization of real property	8,814	17,480	20,229	36,805
Real estate impairment losses	-	620	-	4,270
Income tax effect of above adjustments	(3,085)	(6,326)	(7,080)	(14,376)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	21,312	19,486	46,583	41,316
Net gains on sale of real estate	-	-	-	(465)
Noncontrolling interests' share of above adjustments	(8,561)	(5,421)	(19,960)	(3,607)
FFO	236,890	247,589	504,310	480,313
Preferred share dividends	(20,366)	(20,368)	(40,734)	(42,070)
Preferred unit and share redemptions	-	8,100	-	(1,130)
FFO attributable to common shareholders	216,524	235,321	463,576	437,113
Convertible preferred share dividends	23	27	50	55
FFO attributable to common shareholders plus assumed conversions	$216,547	$235,348	$463,626	$437,168

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	187,527	186,931	187,418	186,842
Effect of dilutive securities:
Employee stock options and restricted share awards	1,090	742	1,013	737
Convertible preferred shares	42	47	44	48
Denominator for FFO per diluted share	188,659	187,720	188,475	187,627

FFO attributable to common shareholders plus assumed conversions
per diluted share	$1.15	$1.25	$2.46	$2.33

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2014			2013
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,453,932	2.25%	$14,539	$1,064,730	2.01%
Fixed rate	9,414,863	4.56%	-	8,913,988	4.73%
	$10,868,795	4.25%	14,539	$9,978,718	4.44%
Prorata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$303,673	1.75%	3,037	$196,240	2.09%
Variable rate – Toys	1,017,031	5.81%	10,170	1,179,001	5.45%
Fixed rate (including $682,822 and
$682,484 of Toys debt in 2014 and 2013)	2,773,666	6.47%	-	2,814,162	6.46%
	$4,094,370	5.95%	13,207	$4,189,403	5.97%
Noncontrolling interests’ share of above			(1,619)
Total change in annual net income			$26,127
Per share-diluted			$0.14

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2014, we have an interest rate cap with a notional amount of $60,000,000 that caps LIBOR at a rate of 7.00%.  In addition, we have an interest rate swap on a $425,000,000 mortgage loan that swapped the rate from LIBOR plus 2.00% (2.15% at June 30, 2014) to a fixed rate of 5.13% for the remaining four-year term of the loan.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of June 30, 2014, the estimated fair value of our consolidated debt was $10,901,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2014, we issued 13,026 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

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

VORNADO REALTY TRUST
(Registrant)

Date: August 4, 2014	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

10.52	**	-	Employment agreement between Vornado Realty Trust and Michael J. Franco dated	*
January 10, 2014. Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014

10.53	**	-	Form of Vornado Realty Trust 2014 Outperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 10.53 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014

15.1		-	Letter regarding Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

______________________________
	*		Incorporated by reference
	**		Management contract or compensation agreement