Form 10-K
period 2014-12-31
VORNADO REALTY TRUST
filed 2015-02-17
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001‑11954

VORNADO REALTY TRUST

 (Exact name of Registrant as specified in its charter)

Maryland	22‑1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894‑7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

6.625% Series G	New York Stock Exchange

6.625% Series I	New York Stock Exchange

6.875% Series J	New York Stock Exchange

5.70% Series K	New York Stock Exchange

5.40% Series L	New York Stock Exchange

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

YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The aggregate market value of the voting and non-voting common shares held by non‑affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $18,241,786,000 at June 30, 2014.

As of December 31, 2014, there were 187,887,498 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 21, 2015.

This Annual Report on Form 10-K omits financial statements required under Rule 3-09 of Regulation S-X, for Toys “R” Us, Inc. An amendment to this Annual Report on Form 10-K will be filed as soon as practicable following the availability of such financial statements.

		INDEX

	Item	Financial Information:	Page Number

PART I.	1.	Business	4

	1A.	Risk Factors	8

	1B.	Unresolved Staff Comments	17

	2.	Properties	18

	3.	Legal Proceedings	32

	4.	Mine Safety Disclosures	32

PART II.	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	33

	6.	Selected Financial Data	35

	7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	37

	7A.	Quantitative and Qualitative Disclosures about Market Risk	94

	8.	Financial Statements and Supplementary Data	95

	9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	143

	9A.	Controls and Procedures	143

	9B.	Other Information	145

PART III.	10.	Directors, Executive Officers and Corporate Governance(1)	145

	11.	Executive Compensation(1)	146

	12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters(1)	146

	13.	Certain Relationships and Related Transactions, and Director Independence(1)	146

	14.	Principal Accounting Fees and Services(1)	146

PART IV.	15.	Exhibits, Financial Statement Schedules	147

Signatures			148

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2014, portions of which are incorporated by reference herein.

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

PART I

ITEM 1.        BUSINESS

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 94.1% of the common limited partnership interest in the Operating Partnership at December 31, 2014.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225 million of cash to Urban Edge Properties (“UE”) (NYSE: UE).  As part of this transaction, we received 5,712,000 UE operating partnership units (5.4% ownership interest).

We currently own all or portions of:

New York:

•         20.1 million square feet of Manhattan office space in 31 properties;

•         2.5 million square feet of Manhattan street retail space in 56 properties;

•         Four residential properties containing 1,654 units;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         16.1 million square feet of office space in 59 properties;

•         Seven residential properties containing 2,414 units;

Other Real Estate and Related Investments:

•         The 3.6 million square foot Mart in Chicago;

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

•         Other real estate and related investments.

Objectives and Strategy

Our business objective is to maximize shareholder value. We intend to achieve this objective by continuing to pursue our investment philosophy and execute our operating strategies through:

•      Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit

•      Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation

•      Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents

•      Investing in retail properties in select under-stored locations such as the New York City metropolitan area

•      Developing and redeveloping our existing properties to increase returns and maximize value

•         Investing in operating companies that have a significant real estate component

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.  We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire these securities in the future.

ACQUISITIONS

Since January 1, 2014, we completed the following acquisitions:

•         A 74.3% interest in the retail condominium of the St. Regis Hotel, located on the Southeast corner of 55th Street and Fifth Avenue, for $700 million

•         The land under our 715 Lexington Avenue retail property, located on the Southeast corner of 58th Street and Lexington Avenue in Manhattan, for $63 million

•         We increased our ownership in One Park Avenue to 55.0% from 46.5% through a joint venture with an institutional investor

•         We increased our ownership in Crowne Plaza Times Square Hotel to 33% from 11% by co-investing with our 25% owned Real Estate Fund and one of the Fund’s limited partners to buy out the Fund’s joint venture partner’s 57% interest

Additional details about our acquisitions are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISPOSITIONS

Since January 1, 2014, we sold nine assets for an aggregate of $1.025 billion, with net proceeds of approximately $989 million.  Below is a summary of these sales.

•         1740 Broadway for $605 million resulting in net proceeds of approximately $580 million

•         Beverly Connection Shopping Center for $260 million resulting in net proceeds of $252 million

•         Broadway Mall for $94 million resulting in net proceeds of $92.2 million

•         Six retail assets for an aggregate of $66.4 million resulting in net proceeds of $64.8 million

Additional details about our dispositions are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FINANCINGS

Since January 1, 2014, we completed the following financing transactions:

•         Extended one of two $1.25 billion unsecured revolving credit facilities to November 2018 with two six-month extension options, lowering the interest rate to LIBOR plus 1.05% from LIBOR plus 1.25% and reducing the facility fee to 20 basis points from 25 basis points

•         Issued $450 million 2.50% senior unsecured notes due June 2019

•         Redeemed $445 million 7.875% senior unsecured notes due October 2039

•         Redeemed $500 million 4.25% senior unsecured notes due April 2015

•         Obtained $2.0 billion of mortgage financings and repaid $519 million and defeased $193 million of existing mortgages for aggregate net proceeds of $1.3 billion

Additional details about our financings are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SEGMENT DATA

We operate in the following business segments: New York, Washington, DC, Retail Properties, and Toys “R” Us (“Toys”).  Financial information related to these business segments for the years ended December 31, 2014, 2013 and 2012 is set forth in Note 25 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.

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

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2014, 2013 and 2012.

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

Employees

As of December 31, 2014, we have approximately 4,503 employees, of which 329 are corporate staff. The New York segment has 3,400 employees, including 2,735 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York and Washington, DC properties and 508 employees at the Hotel Pennsylvania. The Washington, DC and Retail Properties segments have 457 and 77 employees, respectively and the Mart properties have 240 employees.  The foregoing does not include employees of partially owned entities.

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

•      global, national, regional and local economic conditions;

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

•      changes in zoning laws and taxation;

•      government regulation;

•      consequences of any armed conflict involving, or terrorist attacks against, the United States or individual acts of violence in public spaces including retail centers;

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

Real estate is a competitive business.

We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are. Principal factors of competition include rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population and employment trends.

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

In addition, we may become subject to costs or taxes, or increases therein, associated with natural resource or energy usage (such as a “carbon tax”).  These costs or taxes could increase our operating costs and decrease the cash available to pay our obligations or distribute to equity holders.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control and similar requirements.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons.  Our leases, loans and other agreements may require us to comply with OFAC and related requirements.  If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with which we are prohibited from doing business, we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets, operational interruption, damage to our relationship with our tenants, and private data exposure.  We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Some of our potential losses may not be covered by insurance.

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for NBCR acts.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  For NBCR acts, PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss (16% effective January 1, 2016) and the Federal government is responsible for the remaining 85% of a covered loss (84% effective January 1, 2016).  We are ultimately responsible for any loss incurred by PPIC.

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

In 2014, approximately 98% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City metropolitan area and the Washington, DC / Northern Virginia area.  We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact these markets in either the short or long term. Declines in the economy or declines in real estate markets in these areas could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in these regions include:

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

We have significant investments in large metropolitan areas, including the New York, Washington, DC, Chicago and San Francisco metropolitan areas. In the aftermath of a terrorist attack, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This, in turn, would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

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

We are subject to risks that affect the general and New York City retail environments.

Certain of our properties are Manhattan street retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from retailers, outlet malls, retail websites and catalog companies.  These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations, and in turn, adversely affect us.

Our investment in Toys has in the past and may in the future result in increased seasonality and volatility in our reported earnings.

We carry our Toys investment at zero.  As a result, we no longer record our equity in Toys' income or loss.   Because Toys is a retailer, its operations subject us to the risks of a retail company that are different than those presented by our other lines of business. The business of Toys is highly seasonal and substantially all of Toys net income is generated in its fourth quarter.  It is possible that the value of Toys may increase and we could again resume recording our equity in Toys' income or loss, which would increase the seasonality and volatility of our reported earnings.

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

We invest in marketable equity securities of publicly-traded companies, such as Lexington Realty Trust.  As of December 31, 2014, our marketable securities have an aggregate carrying amount of $206,323,000, at market.  Significant declines in the value of these investments due to, among other reasons, operating performance or economic or market conditions, may result in the recognition of impairment losses which could be material.

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

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of Class A units of the Operating Partnership, including Vornado. Thus, Vornado’s ability to pay cash dividends to its shareholders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to holders of its Class A units, including Vornado.  As of December 31, 2014, there were three series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $56,206,000.

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

As of December 31, 2014, Interstate Properties, a New Jersey general partnership, and its partners owned an aggregate of approximately 6.6% of the common shares of Vornado and 26.3% of the common stock of Alexander’s Inc. (NYSE: ALX) (“Alexander’s”), which is described below.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s.

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

We manage and lease the real estate assets of Interstate Properties under a management agreement for which we receive an annual fee equal to 4% of base rent and percentage rent.  See the related party disclosures in the notes to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2014, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has six properties, which are located in the greater New York metropolitan area.  In addition to the 2.1% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.3% of the outstanding common stock of Alexander’s as of December 31, 2014. Mr. Roth is the Chairman of the Board and Chief Executive Office of Vornado, the Managing General Partner of Interstate Properties, and the Chairman of the Board and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are trustees of Vornado and also directors of Alexander’s and general partners of Interstate Properties.  Dr. Richard West is a trustee of Vornado and a director of Alexander’s.  In addition, Joseph Macnow, our Executive Vice President – Finance and Chief Administrative Officer, is the Executive Vice President and Chief Financial Officer of Alexander’s, and Stephen W. Theriot, our Chief Financial Officer, is the Assistant Treasurer of Alexander’s.

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

The interests of our current shareholders could be diluted if we issue additional equity securities. As of December 31, 2014, we had authorized but unissued, 62,112,502 common shares of beneficial interest, $.04 par value and 57,266,023 preferred shares of beneficial interest, no par value; of which 19,488,139 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units.  Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions.  In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration.  We cannot predict the effect that future sales of our common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our outstanding shares.

In addition, under Maryland law, the Board has the authority to increase the number of authorized shares without shareholder approval.

Item 1b.     unresolved staff comments

There are no unresolved comments from the staff of the Securities Exchange Commission as of the date of this Annual Report on Form 10-K.

Item 2.        Properties

We operate in four business segments:  New York, Washington, DC, Retail Properties and Toys “R” Us.  The following pages provide details of our real estate properties as of December 31, 2014.

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
NEW YORK:
One Penn Plaza (ground leased through 2098)	100.0%	Office / Retail	95.1%	2,521,000	-	2,521,000
1290 Avenue of the Americas	70.0%	Office / Retail	97.8%	2,109,000	-	2,109,000
Two Penn Plaza	100.0%	Office / Retail	97.7%	1,619,000	-	1,619,000
666 Fifth Avenue Office Condominium (1)	49.5%	Office / Retail	76.9%	1,416,000	-	1,416,000
909 Third Avenue (ground leased through 2063)	100.0%	Office	100.0%	1,344,000	-	1,344,000
280 Park Avenue (1)	50.0%	Office / Retail	100.0%	755,000	486,000	1,241,000
Independence Plaza, Tribeca (1,328 units) (1)	50.1%	Residential / Retail	94.9%	1,241,000	-	1,241,000
Eleven Penn Plaza	100.0%	Office / Retail	99.1%	1,152,000	-	1,152,000
770 Broadway	100.0%	Office / Retail	100.0%	1,148,000	-	1,148,000
One Park Avenue (1)	55.0%	Office / Retail	96.8%	943,000	-	943,000
90 Park Avenue	100.0%	Office / Retail	97.2%	936,000	-	936,000
888 Seventh Avenue (ground leased through 2067)	100.0%	Office / Retail	93.7%	877,000	-	877,000
100 West 33rd Street	100.0%	Office	99.6%	849,000	-	849,000
330 Madison Avenue (1)	25.0%	Office / Retail	99.1%	838,000	-	838,000
330 West 34th Street (ground leased through 2148)	100.0%	Office / Retail	100.0%	379,000	292,000	671,000
650 Madison Avenue (1)	20.1%	Office / Retail	87.9%	598,000	-	598,000
350 Park Avenue	100.0%	Office / Retail	99.4%	570,000	-	570,000
150 East 58th Street	100.0%	Office / Retail	98.2%	544,000	-	544,000
7 West 34th Street	100.0%	Office / Retail	100.0%	480,000	-	480,000
20 Broad Street (ground leased through 2081)	100.0%	Office	99.3%	472,000	-	472,000
640 Fifth Avenue	100.0%	Office / Retail	89.9%	325,000	-	325,000
595 Madison Avenue	100.0%	Office / Retail	98.7%	322,000	-	322,000
50-70 W 93rd Street (326 units) (1)	49.9%	Residential	98.8%	283,000	-	283,000
Manhattan Mall	100.0%	Retail	92.6%	256,000	-	256,000
40 Fulton Street	100.0%	Office / Retail	99.0%	249,000	-	249,000
4 Union Square South	100.0%	Retail	100.0%	206,000	-	206,000
57th Street (5 buildings) (1)	50.0%	Office / Retail	96.6%	158,000	27,000	185,000
825 Seventh Avenue (1)	51.1%	Office / Retail	100.0%	174,000	-	174,000
1540 Broadway	100.0%	Retail	100.0%	160,000	-	160,000
Paramus	100.0%	Office	96.1%	129,000	-	129,000
608 Fifth Avenue (ground leased through 2033)	100.0%	Office / Retail	96.0%	125,000	-	125,000
666 Fifth Avenue Retail Condominium	100.0%	Retail	100.0%	114,000	-	114,000
1535 Broadway (Marriott Marquis - retail and signage)
(ground and building leased through 2032)	100.0%	Retail / Theatre	100.0%	66,000	42,000	108,000
689 Fifth Avenue	100.0%	Office / Retail	100.0%	99,000	-	99,000
478-486 Broadway (2 buildings)	100.0%	Retail	100.0%	85,000	-	85,000
510 Fifth Avenue	100.0%	Retail	90.6%	65,000	-	65,000
655 Fifth Avenue	92.5%	Retail	100.0%	57,000	-	57,000
155 Spring Street	100.0%	Retail	98.5%	49,000	-	49,000
3040 M Street	100.0%	Retail	100.0%	44,000	-	44,000
435 Seventh Avenue	100.0%	Retail	100.0%	43,000	-	43,000
692 Broadway	100.0%	Retail	100.0%	35,000	-	35,000
697-703 Fifth Avenue (St. Regis)	74.3%	Retail	100.0%	25,000	-	25,000
715 Lexington	100.0%	Retail	100.0%	23,000	-	23,000
1131 Third Avenue	100.0%	Retail	85.9%	22,000	-	22,000
828-850 Madison Avenue	100.0%	Retail	100.0%	18,000	-	18,000
443 Broadway	100.0%	Retail	100.0%	16,000	-	16,000
484 Eighth Avenue	100.0%	Retail	n/a	16,000	-	16,000
334 Canal Street	100.0%	Retail	100.0%	3,000	12,000	15,000
304 Canal Street	100.0%	Retail	n/a	-	14,000	14,000
40 East 66th Street	100.0%	Retail	100.0%	11,000	-	11,000
431 Seventh Avenue	100.0%	Retail	100.0%	10,000	-	10,000
677-679 Madison Avenue	100.0%	Retail	100.0%	8,000	-	8,000
148 Spring Street	100.0%	Retail	100.0%	7,000	-	7,000
150 Spring Street	100.0%	Retail	100.0%	7,000	-	7,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
NEW YORK - continued:
966 Third Avenue	100.0%	Retail	100.0%	7,000	-	7,000
267 West 34th Street	100.0%	Retail	100.0%	6,000	-	6,000
488 Eighth Avenue	100.0%	Retail	100.0%	6,000	-	6,000
968 Third Avenue (1)	50.0%	Retail	100.0%	6,000	-	6,000

Hotel Pennsylvania	100.0%	Hotel	n/a	1,400,000	-	1,400,000

Alexander's, Inc.:
731 Lexington Avenue (1)	32.4%	Office / Retail	100.0%	1,059,000	-	1,059,000
Rego Park II, Queens (1)	32.4%	Retail	98.9%	609,000	-	609,000
Rego Park I, Queens (1)	32.4%	Retail	100.0%	343,000	-	343,000
Rego Park II Apartment Tower, Queens (1)	32.4%	Residential	n/a	-	255,000	255,000
Flushing, Queens (1)	32.4%	Retail	100.0%	167,000	-	167,000
Paramus, New Jersey (30.3 acres
ground leased through 2041) (1)	32.4%	Retail	100.0%	-	-	-
Rego Park III, Queens (3.2 acres) (1)	32.4%	n/a	n/a	-	-	-
Total New York			96.4%	27,604,000	1,128,000	28,732,000

Vornado's Ownership Interest			96.9%	21,856,000	699,000	22,555,000

WASHINGTON, DC:
2011-2451 Crystal Drive (5 buildings)	100.0%	Office	89.3%	2,321,000	-	2,321,000
Skyline Properties (7 buildings)	100.0%	Office	42.2%	2,130,000	-	2,130,000
S. Clark Street / 12th Street (5 buildings)	100.0%	Office	76.9%	1,540,000	-	1,540,000
1550-1750 Crystal Drive /
241-251 18th Street (4 buildings)	100.0%	Office	80.4%	1,484,000	-	1,484,000
1800, 1851 and 1901 South Bell Street (3 buildings)	100.0%	Office	93.8%	506,000	363,000	869,000
Fashion Centre Mall (1)	7.5%	Office	98.0%	821,000	-	821,000
Rosslyn Plaza (4 buildings) (1)	46.2%	Office	55.8%	534,000	202,000	736,000
1825-1875 Connecticut Avenue, NW
(Universal Buildings ) (2 buildings)	100.0%	Office	98.4%	685,000	-	685,000
Waterfront Station (1)	2.5%	Office	n/a	-	675,000	675,000
2200 / 2300 Clarendon Blvd (Courthouse Plaza)
(ground leased through 2062) (2 buildings)	100.0%	Office	94.7%	638,000	-	638,000
1299 Pennsylvania Avenue, NW
(Warner Building) (1)	55.0%	Office	77.4%	613,000	-	613,000
Fairfax Square (3 buildings) (1)	20.0%	Office	86.2%	559,000	-	559,000
2100 / 2200 Crystal Drive (2 buildings)	100.0%	Office	100.0%	529,000	-	529,000
One Skyline Tower	100.0%	Office	100.0%	518,000	-	518,000
Commerce Executive (3 buildings)	100.0%	Office	86.8%	400,000	19,000	419,000
2101 L Street, NW	100.0%	Office	99.0%	380,000	-	380,000
1501 K Street, NW (1)	5.0%	Office	100.0%	379,000	-	379,000
223 23rd Street / 2221 South Clark Street (2 buildings)	100.0%	Office	n/a	-	316,000	316,000
1750 Pennsylvania Avenue, NW	100.0%	Office	94.0%	277,000	-	277,000
1150 17th Street, NW	100.0%	Office	91.7%	241,000	-	241,000
875 15th Street, NW (Bowen Building)	100.0%	Office	100.0%	231,000	-	231,000
Democracy Plaza One
(ground leased through 2084)	100.0%	Office	92.4%	216,000	-	216,000
1101 17th Street, NW (1)	55.0%	Office	97.2%	214,000	-	214,000
1730 M Street, NW	100.0%	Office	90.8%	203,000	-	203,000
Washington Tower (1)	7.5%	Office	100.0%	170,000	-	170,000
2001 Jefferson Davis Highway	100.0%	Office	63.1%	162,000	-	162,000
1399 New York Avenue, NW	100.0%	Office	90.4%	129,000	-	129,000
1726 M Street, NW	100.0%	Office	98.0%	92,000	-	92,000
Crystal City Shops at 2100	100.0%	Office	96.0%	80,000	-	80,000
Crystal Drive Retail	100.0%	Office	100.0%	57,000	-	57,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
WASHINGTON, DC - continued:
Riverhouse (1,670 units) (3 buildings)	100.0%	Residential	97.4%	1,802,000	-	1,802,000
The Bartlett	100.0%	Residential	n/a	-	618,000	618,000
West End 25 (283 units)	100.0%	Residential	96.8%	273,000	-	273,000
220 20th Street (265 units)	100.0%	Residential	98.5%	269,000	-	269,000
Crystal City Hotel	100.0%	Hotel	100.0%	266,000	-	266,000
Rosslyn Plaza (196 units) (2 buildings) (1)	43.7%	Residential	95.9%	253,000	-	253,000
Met Park / Warehouses	100.0%	Warehouse	100.0%	109,000	20,000	129,000
Other (3 buildings)	100.0%	Other	100.0%	9,000	2,000	11,000
Total Washington, DC			84.5%	19,090,000	2,215,000	21,305,000

Vornado's Ownership Interest			83.8%	16,570,000	1,442,000	18,012,000

RETAIL PROPERTIES:
Wayne Town Center, Wayne, NJ
(ground leased through 2064)	100.0%	Strip	100.0%	544,000	119,000	663,000
Allentown, PA	100.0%	Strip	100.0%	554,000	-	554,000
Bronx (Bruckner Boulevard), NY	100.0%	Strip	89.6%	501,000	-	501,000
East Brunswick, NJ	100.0%	Strip	100.0%	427,000	-	427,000
North Bergen (Tonnelle Avenue), NJ	100.0%	Strip	98.9%	410,000	-	410,000
East Hanover (200 - 240 Route 10 West), NJ	100.0%	Strip	86.3%	343,000	-	343,000
Wilkes-Barre, PA (461 - 499 Mundy Street), PA	100.0%	Strip	91.7%	329,000	-	329,000
Huntington, NY	100.0%	Strip	100.0%	324,000	-	324,000
Buffalo (Amherst), NY	100.0%	Strip	100.0%	311,000	-	311,000
Bricktown, NJ	100.0%	Strip	92.8%	278,000	-	278,000
Union (Route 22 and Morris Avenue), NJ	100.0%	Strip	99.4%	276,000	-	276,000
Hackensack, NJ	100.0%	Strip	74.5%	275,000	-	275,000
Totowa, NJ	100.0%	Strip	100.0%	271,000	-	271,000
Cherry Hill, NJ	100.0%	Strip	97.3%	261,000	-	261,000
Jersey City, NJ	100.0%	Strip	100.0%	236,000	-	236,000
Union (2445 Springfield Avenue), NJ	100.0%	Strip	100.0%	232,000	-	232,000
Middletown, NJ	100.0%	Strip	94.9%	231,000	-	231,000
Lancaster, PA	100.0%	Strip	82.1%	228,000	-	228,000
Woodbridge NJ	100.0%	Strip	100.0%	226,000	-	226,000
Chicopee, MA	100.0%	Strip	100.0%	224,000	-	224,000
Marlton, NJ	100.0%	Strip	100.0%	213,000	-	213,000
North Plainfield, NJ	100.0%	Strip	88.3%	212,000	-	212,000
Bergen Town Center - East, Paramus, NJ	100.0%	Strip	93.6%	211,000	-	211,000
Manalapan, NJ	100.0%	Strip	100.0%	208,000	-	208,000
Rochester, NY	100.0%	Strip	100.0%	205,000	-	205,000
East Rutherford, NJ	100.0%	Strip	100.0%	197,000	-	197,000
Garfield, NJ	100.0%	Strip	100.0%	195,000	-	195,000
Mt. Kisco, NY	100.0%	Strip	100.0%	189,000	-	189,000
Newington, CT	100.0%	Strip	100.0%	188,000	-	188,000
Bensalem, PA	100.0%	Strip	98.9%	185,000	-	185,000
Springfield, MA	100.0%	Strip	100.0%	182,000	-	182,000
Morris Plains, NJ	100.0%	Strip	95.9%	177,000	-	177,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
RETAIL PROPERTIES - continued:
Dover, NJ	100.0%	Strip	93.0%	173,000	-	173,000
Freeport (437 East Sunrise Highway), NY	100.0%	Strip	100.0%	173,000	-	173,000
Lodi (Route 17 North), NJ	100.0%	Strip	100.0%	171,000	-	171,000
Watchung, NJ	100.0%	Strip	96.6%	170,000	-	170,000
Broomall, PA	100.0%	Strip	100.0%	169,000	-	169,000
Rochester (Henrietta), NY
(ground leased through 2056)	100.0%	Strip	96.2%	165,000	-	165,000
Staten Island, NY	100.0%	Strip	88.2%	165,000	-	165,000
Baltimore (Towson), MD	100.0%	Strip	100.0%	155,000	-	155,000
Waterbury, CT	100.0%	Strip	68.8%	148,000	-	148,000
Bethlehem, PA	100.0%	Strip	98.9%	147,000	-	147,000
Lawnside, NJ	100.0%	Strip	100.0%	145,000	-	145,000
Annapolis, MD
(ground and building leased through 2042)	100.0%	Strip	100.0%	128,000	-	128,000
Hazlet, NJ	100.0%	Strip	100.0%	123,000	-	123,000
Glen Burnie, MD	100.0%	Strip	90.5%	121,000	-	121,000
Norfolk, VA
(ground and building leased through 2069)	100.0%	Strip	100.0%	114,000	-	114,000
York, PA	100.0%	Strip	86.2%	111,000	-	111,000
Kearny, NJ	100.0%	Strip	100.0%	104,000	-	104,000
Glenolden, PA	100.0%	Strip	100.0%	102,000	-	102,000
New Hyde Park, NY
(ground and building leased through 2029)	100.0%	Strip	100.0%	101,000	-	101,000
Inwood, NY	100.0%	Strip	80.1%	96,000	-	96,000
Turnersville, NJ	100.0%	Strip	96.3%	96,000	-	96,000
Rockville, MD	100.0%	Strip	98.1%	94,000	-	94,000
Lodi (Washington Street), NJ	100.0%	Strip	94.1%	85,000	-	85,000
Milford, MA
(ground and building leased through 2019)	100.0%	Strip	100.0%	83,000	-	83,000
Carlstadt, NJ (ground leased through 2050)	100.0%	Strip	100.0%	78,000	-	78,000
Bronx (1750-1780 Gun Hill Road), NY	100.0%	Strip	90.7%	77,000	-	77,000
Wyomissing, PA
(ground and building leased through 2065)	100.0%	Strip	93.2%	76,000	-	76,000
West Babylon, NY	100.0%	Strip	95.4%	66,000	-	66,000
Wheaton, MD
(ground leased through 2060)	100.0%	Strip	100.0%	66,000	-	66,000
Paramus, NJ (ground leased through 2033)	100.0%	Strip	100.0%	63,000	-	63,000
North Bergen (Kennedy Boulevard), NJ	100.0%	Strip	100.0%	62,000	-	62,000
South Plainfield, NJ
(ground leased through 2039)	100.0%	Strip	85.9%	56,000	-	56,000
San Francisco (2675 Geary Street), CA
(ground and building leased through 2043)	100.0%	Strip	100.0%	55,000	-	55,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
RETAIL PROPERTIES - continued:
Cambridge, MA
(ground and building leased through 2033)	100.0%	Strip	100.0%	48,000	-	48,000
Commack, NY
(ground and building leased through 2021)	100.0%	Strip	100.0%	47,000	-	47,000
Arlington Heights, IL
(ground and building leased through 2043)	100.0%	Strip	100.0%	46,000	-	46,000
Dewitt, NY
(ground leased through 2041)	100.0%	Strip	100.0%	46,000	-	46,000
Charleston, SC
(ground leased through 2063)	100.0%	Strip	100.0%	45,000	-	45,000
Signal Hill, CA	100.0%	Strip	100.0%	45,000	-	45,000
Vallejo, CA
(ground leased through 2043)	100.0%	Strip	100.0%	45,000	-	45,000
Freeport (240 West Sunrise Highway), NY
(ground and building leased through 2040)	100.0%	Strip	100.0%	44,000	-	44,000
San Antonio, TX
(ground and building leased through 2041)	100.0%	Strip	100.0%	43,000	-	43,000
Chicago, IL
(ground and building leased through 2051)	100.0%	Strip	100.0%	41,000	-	41,000
Englewood, NJ	100.0%	Strip	73.6%	41,000	-	41,000
Springfield, PA
(ground and building leased through 2025)	100.0%	Strip	100.0%	41,000	-	41,000
Tyson's Corner, VA
(ground and building leased through 2035)	100.0%	Strip	100.0%	38,000	-	38,000
Salem, NH
(ground leased through 2102)	100.0%	Strip	100.0%	37,000	-	37,000
Owensboro, KY
(ground and building leased through 2046)	100.0%	Strip	100.0%	32,000	-	32,000
Eatontown, NJ	100.0%	Strip	73.7%	30,000	-	30,000
Walnut Creek (1149 South Main Street), CA	100.0%	Strip	100.0%	29,000	-	29,000
East Hanover (280 Route 10 West), NJ	100.0%	Strip	100.0%	26,000	-	26,000
Montclair, NJ	100.0%	Strip	100.0%	18,000	-	18,000
Oceanside, NY	100.0%	Strip	100.0%	16,000	-	16,000
Walnut Creek (Mt. Diablo), CA	95.0%	Strip	100.0%	7,000	-	7,000

Monmouth Mall, Eatontown, NJ (1)	50.0%	Mall	92.5%	1,463,000	-	1,463,000
Bergen Town Center - West, Paramus, NJ	100.0%	Mall	99.4%	952,000	-	952,000
Montehiedra, Puerto Rico	100.0%	Mall	90.9%	542,000	-	542,000
Las Catalinas, Puerto Rico	100.0%	Mall	94.0%	494,000	-	494,000
Total Retail Properties			95.8%	16,797,000	119,000	16,916,000

Vornado's Ownership Interest			95.9%	15,273,000	119,000	15,392,000

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
OTHER (The Mart):
The Mart, Chicago	100.0%	Office / Retail / Showroom	94.7%	3,568,000	-	3,568,000
Other (1)	50.0%	Retail	100.0%	19,000	-	19,000
Total The Mart			94.7%	3,587,000	-	3,587,000

Vornado's Ownership Interest			94.7%	3,578,000	-	3,578,000

OTHER (555 California Street):
555 California Street	70.0%	Office	97.0%	1,506,000	-	1,506,000
315 Montgomery Street	70.0%	Office / Retail	100.0%	231,000	-	231,000
345 Montgomery Street	70.0%	Office / Retail	100.0%	64,000	-	64,000
Total 555 California Street			97.6%	1,801,000	-	1,801,000

Vornado's Ownership Interest			97.6%	1,261,000	-	1,261,000

OTHER (Vornado Capital Partners Real Estate Fund) (2) :
800 Corporate Pointe, Culver City, CA (2 buildings)	100.0%	Office	57.0%	243,000	-	243,000
Crowne Plaza Times Square, NY	38.2%	Office / Retail / Hotel	100.0%	235,000	-	235,000
Lucida, 86th Street and Lexington Avenue, NY
(ground leased through 2082)	100.0%	Retail / Residential	100.0%	146,000	-	146,000
1100 Lincoln Road, Miami, FL	100.0%	Retail / Theatre	100.0%	127,000	-	127,000
520 Broadway, Santa Monica, CA	100.0%	Office	90.9%	112,000	-	112,000
11 East 68th Street Retail, NY	100.0%	Retail	100.0%	8,000	3,000	11,000
501 Broadway, NY	100.0%	Retail	100.0%	9,000	-	9,000
Total Real Estate Fund Properties			84.4%	880,000	3,000	883,000

Vornado's Ownership Interest			84.4%	184,000	1,000	185,000

OTHER:
85 Tenth Avenue, Manhattan	n/a (3)	Office / Retail	100.0%	613,000	-	613,000
East Hanover Warehouse Park (5 buildings)	100.0%	Warehouse	60.8%	942,000	-	942,000
Total Other			76.3%	1,555,000	-	1,555,000

Vornado's Ownership Interest			60.8%	942,000	-	942,000

(1)	Denotes property not consolidated in the accompanying consolidated financial statements and related financial data included in the Annual Report on Form 10-K.

(2)	We own a 25% interest in the Fund. The ownership percentage in this section represents the Fund's ownership in the underlying asset.

(3)

As of December 31, 2014, we own junior and senior mezzanine loans of 85 Tenth Avenue with an accreted balance of $147.6 million. The junior and senior mezzanine loans bear paid-in-kind interest of 12% and 9%, respectively and mature in May 2017. We account for our investment in 85 Tenth Avenue using the equity method of accounting because we will receive a 49.9% interest in the property after repayment of the junior mezzanine loan. As a result of recording our share of the GAAP losses of the property, the net carrying amount of these loans is $28.2 million on our consolidated balance sheets.

New York

As of December 31, 2014, our New York segment consisted of 27.6 million square feet in 72 properties.  The 27.6 million square feet is comprised of 20.1 million square feet of office space in 31 properties, 2.5 million square feet of retail space in 56 properties, four residential properties containing 1,654 units, the 1.4 million square foot Hotel Pennsylvania, and our 32.4% interest in Alexander’s, Inc. (“Alexander’s”), which owns six properties in the greater New York metropolitan area.  The New York segment also includes 10 garages totaling 1.7 million square feet (4,909 spaces) which are managed by, or leased to, third parties.

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

As of December 31, 2014, the occupancy rate for our New York segment was 96.9%.

Occupancy and weighted average annual rent per square foot:

Office:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2014	20,052,000	16,808,000	96.9%	$65.37
	2013	19,217,000	15,776,000	96.5%	61.86
	2012	18,792,000	15,811,000	95.7%	60.18
	2011	18,637,000	15,664,000	96.1%	58.68
	2010	15,592,000	14,413,000	96.0%	56.13

Retail:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2014	2,450,000	2,179,000	96.4%	$174.08
	2013	2,370,000	2,147,000	97.4%	162.92
	2012	2,192,000	2,032,000	96.8%	148.71
	2011	2,234,000	1,975,000	95.6%	105.36
	2010	1,991,000	1,899,000	96.4%	101.82

Residential:
		Number of	Occupancy	Average Monthly
	As of December 31,	Units	Rate	Rent Per Unit
	2014	1,654	95.2%	$3,163
	2013	1,653	94.8%	2,864
	2012	1,651	96.5%	2,672

NEW YORK – CONTINUED

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2014	New York	of Total
Tenant	Leased	Revenues	Revenues	Revenues
IPG and affiliates	755,000	$40,327,000	2.8%	1.5%
AXA Equitable Life Insurance	423,000	37,725,000	2.6%	1.4%
Macy’s	646,000	35,337,000	2.4%	1.3%

2014 rental revenue by tenants’ industry:

Industry	Percentage
Office:
Financial Services	14%
Communications	7%
Family Apparel	6%
Real Estate	6%
Legal Services	6%
Insurance	4%
Advertising / Marketing	4%
Publishing	3%
Technology	3%
Banking	2%
Pharmaceutical	2%
Engineering, Architect & Surveying	2%
Home Entertainment & Electronics	2%
Government	2%
Health Services	1%
Other	10%
74%
Retail:
Family Apparel	8%
Women's Apparel	5%
Luxury Retail	3%
Banking	2%
Restaurants	2%
Department Stores	1%
Discount Stores	1%
Other	4%
26%

Total	100%

NEW YORK – CONTINUED

Lease expirations as of December 31, 2014, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		New York	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Office:
Month to month	13	38,000		0.2%	$2,044,000	$53.79
2015	100	846,000	(1)	5.5%	54,370,000	64.27	(1)
2016	156	1,246,000		8.0%	78,552,000	63.04
2017	85	713,000		4.6%	45,551,000	63.89
2018	96	1,017,000	(2)	6.6%	76,091,000	74.82
2019	95	987,000		6.4%	66,135,000	67.01
2020	97	1,367,000		8.8%	81,391,000	59.54
2021	58	1,139,000		7.4%	74,125,000	65.08
2022	56	862,000		5.6%	54,673,000	63.43
2023	44	1,587,000		10.2%	110,510,000	69.63
2024	59	1,098,000		7.1%	79,538,000	72.44
Retail:
Month to month	4	32,000		1.7%	$4,809,000	$150.28
2015	18	94,000	(3)	5.1%	20,242,000	215.34	(3)
2016	14	56,000	(4)	3.0%	16,378,000	292.46
2017	7	14,000		0.8%	2,999,000	214.21
2018	29	159,000		8.6%	38,525,000	242.30
2019	20	121,000		6.5%	30,882,000	255.22
2020	19	61,000		3.3%	8,909,000	146.05
2021	8	38,000	(5)	2.1%	7,361,000	193.71
2022	8	30,000		1.6%	3,641,000	121.37
2023	12	81,000		4.4%	18,271,000	225.57
2024	11	171,000		9.2%	53,064,000	310.32
_______________________________________________________________________

(1)	Based on current market conditions, we expect to re-lease this space at weighted average rents ranging from $70 to $75 per square foot.
(2)	Excludes 492,000 square feet leased to the U.S. Post Office through 2038 (including four 5-year renewal options) for which the annual escalated rent is $11.27 per square foot.
(3)	Based on current market conditions, we expect to re-lease this space at weighted average rents ranging from $550 to $600 per square foot.
(4)	Excludes 141,000 square feet leased to Kmart through 2036 (including four 5-year renewal options) for which the annual escalated rent is $43.94 per square foot.
(5)	Excludes 146,000 square feet leased to Kmart through 2036 (including four 5-year renewal options) for which the annual escalated rent is $37.64 per square foot.

Alexander’s

As of December 31, 2014, we own 32.4% of the outstanding common stock of Alexander’s, which owns six properties in the greater New York metropolitan area aggregating 2.2 million square feet, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg L.P. headquarters building.  Alexander’s had $1.03 billion of outstanding debt at December 31, 2014, of which our pro rata share was $334.6 million, none of which is recourse to us.

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Hotel:
Average occupancy rate	92.0%	93.4%	89.1%	89.1%	83.2%
Average daily rate	$161.93	$158.01	$152.79	$152.53	$144.21
Revenue per available room	$148.93	$147.63	$136.21	$135.87	$120.00

Washington, DC

As of December 31, 2014, our Washington, DC segment consisted of 72 properties aggregating 19.1 million square feet comprised of 16.1 million square feet of office space in 59 properties, seven residential properties containing 2,414 units and a hotel property.  In addition, we are in the process of developing a 699-unit residential project with a 37,000 square foot Whole Foods Market at the base of the building and own 18.2 acres of undeveloped land.  The Washington, DC segment also includes 56 garages totaling approximately 8.9 million square feet (29,628 spaces) which are managed by, or leased to, third parties.

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

As of December 31, 2014, the occupancy rate for our Washington DC segment was 83.8%, and 25.8% of the occupied space was leased to various agencies of the U.S. Government.

Occupancy and weighted average annual rent per square foot:

Office:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2014	16,109,000	13,731,000	80.9%	$42.80
	2013	16,233,000	13,803,000	80.7%	42.44
	2012	16,106,000	13,637,000	81.2%	41.57
	2011	16,623,000	14,162,000	89.3%	40.80
	2010	17,219,000	14,035,000	94.8%	39.65

Residential:
	Number of	Occupancy	Average Monthly
As of December 31,	Units	Rate	Rent Per Unit
2014	2,414	97.4%	$2,078
2013	2,405	96.3%	2,101
2012	2,414	97.9%	2,145
2011	2,414	96.6%	2,056
2010	2,414	95.5%	1,925

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2014	Washington, DC	of Total
Tenant	Leased	Revenues	Revenues	Revenues
U.S. Government	3,576,000	$133,050,000	24.8%	5.0%
Boeing	253,000	17,249,000	3.2%	0.7%
Lockheed Martin	329,000	14,755,000	2.8%	0.6%
Family Health International	359,000	12,407,000	2.3%	0.5%
Arlington County	241,000	11,728,000	2.2%	0.4%

WASHINGTON, DC – CONTINUED

2014 rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	29%
Government Contractors	14%
Membership Organizations	8%
Legal Services	5%
Manufacturing	4%
Business Services	3%
Management Consulting Services	3%
State and Local Government	2%
Computer and Data Processing	2%
Health Services	2%
Food	2%
Real Estate	2%
Education	2%
Communication	1%
Television Broadcasting	1%
Other	20%
100%

Lease expirations as of December 31, 2014, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		Washington, DC	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Month to month	38	324,000		3.1%	$9,293,000	$28.70
2015	211	1,680,000	(1)	16.1%	72,084,000	42.90	(1)
2016	140	1,179,000		11.3%	50,596,000	42.93
2017	88	626,000		6.0%	25,649,000	40.97
2018	97	987,000		9.5%	43,790,000	44.36
2019	80	1,557,000		15.0%	65,604,000	42.13
2020	61	728,000		7.0%	36,326,000	49.89
2021	24	573,000		5.5%	26,117,000	45.58
2022	35	963,000		9.3%	42,194,000	43.80
2023	12	161,000		1.5%	7,473,000	46.38
2024	30	374,000		3.6%	14,547,000	38.85

(1) Based on current market conditions, we expect to re-lease this space at weighted average rents ranging from $35 to $40 per square foot.

Base Realignment and Closure (“BRAC”)

          Our Washington, DC segment was impacted by the BRAC statute, which required the Department of Defense (“DOD”) to relocate from 2,395,000 square feet in our buildings in the Northern Virginia area to government owned military bases.  See page 47 for the status of BRAC related move-outs.

RETAIL PROPERTIES

During 2014, we substantially completed our exit from our Retail Properties segment which comprises our non-Manhattan strip shopping centers and regional malls business as follows:

On February 24, 2014, we sold the Broadway Mall in Hicksville, Long Island, New York, for $94,000,000.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  The redevelopment was substantially completed in October 2014, at which time we reclassified the assets, liabilities and financial results to discontinued operations.  The transfer of the property to PREIT is expected to be completed no later than March 31, 2015.

On July 8, 2014, we sold the Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000, of which $239,000,000 was cash and $21,000,000 was 10-year mezzanine seller financing.

We sold six small retail assets during 2014 in separate transactions, for an aggregate of $66,410,000 in cash.

On January 15, 2015, we spun-off 79 strip shopping centers, three malls, and a warehouse park to Urban Edge Properties (“UE”) (NYSE: UE). Beginning with the first quarter of 2015, the financial results of these properties will be classified as discontinued operations.

Retail Properties’ lease terms generally range from five years or less in some instances for smaller tenants to as long as 25 years for major tenants.  Leases generally provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in strip shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume.  Percentage rents accounted for less than 1% of the Retail Properties total revenues during 2014.

As of December 31, 2014, the occupancy rate for the Retail Properties segment was 95.9%.

Occupancy and weighted average annual rent per square foot:

Strip Shopping Centers:

		Vornado's Ownership Interest
	Total			Weighted Average
	Property		Occupancy	Annual Net Rent
As of December 31,	Square Feet	Square Feet	Rate	Per Square Foot
2014	13,346,000	12,920,000	96.1%	$17.45
2013	13,302,000	12,923,000	95.4%	17.24
2012	13,080,000	12,701,000	95.2%	16.93
2011	13,126,000	12,747,000	95.3%	16.69
2010	13,028,000	12,675,000	94.6%	15.98

Regional Malls:
		Vornado's Ownership Interest
				Weighted Average Annual
				Net Rent Per Square Foot
	Total				Mall and
	Property		Occupancy	Mall	Anchor
As of December 31,	Square Feet	Square Feet	Rate	Tenants	Tenants
2014	3,451,000	2,353,000	95.1%	$43.89	$26.30
2013	3,451,000	2,352,000	95.4%	43.83	25.95
2012	3,424,000	2,326,000	93.6%	46.37	26.20
2011	3,409,000	2,305,000	92.9%	45.07	25.49
2010	3,362,000	2,133,000	93.5%	45.18	26.47

RETAIL PROPERTIES – CONTINUED

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage of
	Square Feet	2014	Retail Properties	Total
Tenant	Leased	Revenues	Revenues	Revenues
The Home Depot	994,000	$19,431,000	5.9%	0.7%
Wal-Mart	1,439,000	18,144,000	5.5%	0.7%
Lowe's	976,000	13,120,000	4.0%	0.5%
Best Buy	443,000	12,536,000	3.8%	0.5%
The TJX Companies, Inc.	567,000	11,902,000	3.6%	0.5%
Stop & Shop / Koninklijke Ahold NV	633,000	10,471,000	3.2%	0.4%
Kohl's	716,000	9,554,000	2.9%	0.4%
Sears Holding Company (Kmart Corp. and Sears Corp.)	547,000	7,733,000	2.4%	0.3%
Shop Rite	337,000	7,587,000	2.3%	0.3%
BJ's Wholesale Club	454,000	7,411,000	2.3%	0.3%

2014 rental revenue by type of retailer

Industry	Percentage
Discount Stores	20%
Home Improvement	11%
Supermarkets	11%
Family Apparel	8%
Restaurants	8%
Home Entertainment and Electronics	7%
Banking and Other Business Services	4%
Personal Services	4%
Sporting Goods, Toys and Hobbies	4%
Home Furnishings	3%
Membership Warehouse Clubs	3%
Women's Apparel	3%
Other	14%
100%

RETAIL PROPERTIES – CONTINUED

Lease expirations as of December 31, 2014, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		Retail Properties	Net Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Strip Shopping Centers:
Month to month	7	38,000		0.3%	$1,036,000	$27.03
2015	32	177,000	(1)	1.3%	5,798,000	32.62	(1)
2016	60	606,000		4.3%	10,304,000	16.99
2017	55	425,000		3.0%	7,525,000	17.69
2018	53	1,293,000		9.2%	18,767,000	14.51
2019	75	1,317,000		9.4%	20,056,000	15.23
2020	47	1,142,000		8.2%	15,751,000	13.79
2021	32	578,000		4.1%	8,572,000	14.83
2022	43	927,000		6.6%	11,147,000	12.03
2023	39	1,136,000		8.1%	18,424,000	16.22
2024	46	1,225,000		8.7%	14,966,000	12.22

Regional Malls:
Month to month	10	30,000		0.2%	$952,000	$32.10
2015	33	80,000	(2)	0.6%	3,408,000	42.27	(2)
2016	33	87,000		0.6%	4,065,000	46.75
2017	21	40,000		0.3%	2,453,000	61.82
2018	24	53,000		0.4%	3,476,000	65.09
2019	26	173,000		1.2%	6,298,000	36.38
2020	23	105,000		0.7%	4,738,000	45.22
2021	12	130,000		0.9%	3,721,000	28.72
2022	6	37,000		0.3%	1,370,000	37.28
2023	8	37,000		0.3%	1,454,000	39.55
2024	10	105,000		0.7%	3,253,000	31.06

(1)	Based on current market conditions, we expect the space to be re-leased at weighted average rents ranging from $33 to $37 per square foot.
(2)	Based on current market conditions, we expect the space to be re-leased at weighted average rents ranging from $43 to $47 per square foot.

OTHER INVESTMENTS

The Mart

As of December 31, 2014, we own the 3.6 million square foot the Mart in Chicago, whose largest tenant is Motorola Mobility, guaranteed by Google, which leases 608,000 square feet.  The Mart is encumbered by a $550,000,000 mortgage loan that bears interest at a fixed rate of 5.57% and matures in December 2016.  As of December 31, 2014 the Mart had an occupancy rate of 94.7% and a weighted average annual rent per square foot of $35.97.

555 California Street

As of December 31, 2014, we own a 70% controlling interest in a three-building office complex containing 1.8 million square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”).  555 California Street is encumbered by a $597,868,000 mortgage loan that bears interest at a fixed rate of 5.10% and matures in September 2021.  As of December 31, 2014, 555 California Street had an occupancy rate of 97.6% and a weighted average annual rent per square foot of $65.98.

Vornado Capital Partners Real Estate Fund (the “Fund”)

As of December 31, 2014, we own a 25.0% interest in the Fund.  We are the general partner and investment manager of the Fund.  At December 31, 2014, the Fund had seven investments which are carried at an aggregate fair value of $513,973,000.  Our share of unfunded commitments is $36,031,000.

Toys “R” Us, Inc. (“Toys”)

As of December 31, 2014 we own a 32.6% interest in Toys, a worldwide specialty retailer of toys and baby products, which has 1,826 stores worldwide.  Toys had $11.3 billion of total assets and $5.7 billion of outstanding debt at November 1, 2014, of which our pro rata share of the outstanding debt was $1.9 billion, none of which is recourse to us.

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

Quarterly high and low sales prices of the common shares and dividends paid per common share for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended			Year Ended
	December 31, 2014			December 31, 2013
Quarter	High	Low	Dividends	High	Low	Dividends

1st	$100.02	$87.82	$0.73	$85.94	$79.43	$0.73
2nd	109.01	96.93	0.73	88.73	76.19	0.73
3rd	109.12	99.26	0.73	89.35	79.56	0.73
4th	120.23	93.09	0.73	91.91	82.73	0.73

As of February 1, 2015, there were 1,117 holders of record of our common shares.

Recent Sales of Unregistered Securities

During the fourth quarter of 2014, we issued 6,179 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

None

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2009 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2009	2010	2011	2012	2013	2014
Vornado Realty Trust	$100	$123	$118	$128	$147	$201
S&P 500 Index	100	115	117	136	180	205
The NAREIT All Equity Index	100	128	139	166	171	218

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2014	2013	2012		2011	2010
Operating Data:
Revenues:
Property rentals	$2,110,797	$2,081,115	$1,990,784		$2,015,461	$2,002,920
Tenant expense reimbursements	329,398	301,167	279,075		288,889	290,998
Cleveland Medical Mart development project	-	36,369	235,234		154,080	-
Fee and other income	195,745	250,618	144,124		149,165	146,140
Total revenues	2,635,940	2,669,269	2,649,217		2,607,595	2,440,058
Expenses:
Operating	1,064,753	1,030,951	988,883		959,166	950,453
Depreciation and amortization	536,230	515,724	490,028		493,657	467,475
General and administrative	185,924	196,267	190,109		188,450	198,117
Cleveland Medical Mart development project	-	32,210	226,619		145,824	-
Acquisition and transaction related costs,
and impairment losses	33,391	43,857	25,786		35,205	36,958
Total expenses	1,820,298	1,819,009	1,921,425		1,822,302	1,653,003
Operating income	815,642	850,260	727,792		785,293	787,055
Income (loss) from Real Estate Fund	163,034	102,898	63,936		22,886	(303)
(Loss) income applicable to Toys "R" Us	(73,556)	(362,377)	14,859		48,540	71,624
Income from partially owned entities	15,425	23,592	408,267		70,072	20,869
Interest and debt expense	(467,715)	(481,304)	(484,794)		(508,555)	(509,912)
Interest and other investment income (loss), net	38,787	(24,876)	(261,179)		148,537	234,913
Net gain on disposition of wholly owned and partially
owned assets	13,568	3,407	13,347		15,134	81,432
Net loss on extinguishment of debt	-	-	-		-	(10,782)
Income before income taxes	505,185	111,600	482,228		581,907	674,896
Income tax (expense) benefit	(11,002)	6,406	(8,132)		(23,925)	(22,137)
Income from continuing operations	494,183	118,006	474,096		557,982	652,759
Income from discontinued operations	514,843	446,734	220,445		182,018	55,272
Net income	1,009,026	564,740	694,541		740,000	708,031
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(96,561)	(63,952)	(32,018)		(21,786)	(4,920)
Operating Partnership	(47,563)	(23,659)	(35,327)		(41,059)	(44,033)
Preferred unit distributions of the Operating Partnership	(50)	(1,158)	(9,936)		(14,853)	(11,195)
Net income attributable to Vornado	864,852	475,971	617,260		662,302	647,883
Preferred share dividends	(81,464)	(82,807)	(76,937)		(65,531)	(55,534)
Preferred unit and share redemptions	-	(1,130)	8,948		5,000	4,382
Net income attributable to common shareholders	$783,388	$392,034	$549,271		$601,771	$596,731

Per Share Data:
Income (loss) from continuing operations, net - basic	$1.59	$(0.14)	$1.83		$2.34	$2.99
Income (loss) from continuing operations, net - diluted	1.58	(0.14)	1.82		2.32	2.96
Net income per common share - basic	4.18	2.10	2.95		3.26	3.27
Net income per common share - diluted	4.15	2.09	2.94		3.23	3.24
Dividends per common share	2.92	2.92	3.76	(1)	2.76	2.60

Balance Sheet Data:
Total assets	$21,248,320	$20,097,224	$22,065,049		$20,446,487	$20,517,471
Real estate, at cost	18,845,392	17,418,946	17,365,533		15,444,754	15,165,420
Accumulated depreciation	(3,629,135)	(3,296,717)	(2,966,067)		(2,742,244)	(2,395,247)
Debt	10,898,859	9,978,718	11,042,050		9,710,265	9,971,527
Total equity	7,489,382	7,594,744	7,904,144		7,508,447	6,830,405

(1) Includes a special long-term capital gain dividend of $1.00 per share.

ITEM 6. SELECTED FINANCIAL DATA - CONTINUED

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Other Data:
Funds From Operations ("FFO")(1):
Net income attributable to Vornado	$864,852	$475,971	$617,260	$662,302	$647,883
Depreciation and amortization of real property	517,493	501,753	504,407	530,113	505,806
Net gains on sale of real estate	(507,192)	(411,593)	(245,799)	(51,623)	(57,248)
Real estate impairment losses	26,518	37,170	129,964	28,799	97,500
Proportionate share of adjustments to equity in net
(loss) income of Toys, to arrive at FFO:
Depreciation and amortization of real property	21,579	69,741	68,483	70,883	70,174
Net gains on sale of real estate	(760)	-	-	(491)	-
Real estate impairment losses	-	6,552	9,824	-	-
Income tax effect of above adjustments	(7,287)	(26,703)	(27,493)	(24,634)	(24,561)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	96,187	87,529	86,197	99,992	78,151
Net gains on sale of real estate	(10,820)	(465)	(241,602)	(9,276)	(5,784)
Real estate impairment losses	-	-	1,849	-	11,481
Noncontrolling interests' share of above adjustments	(8,073)	(15,089)	(16,649)	(40,957)	(46,794)
FFO	992,497	724,866	886,441	1,265,108	1,276,608
Preferred share dividends	(81,464)	(82,807)	(76,937)	(65,531)	(55,534)
Preferred unit and share redemptions	-	(1,130)	8,948	5,000	4,382
FFO attributable to common shareholders	911,033	640,929	818,452	1,204,577	1,225,456
Convertible preferred share dividends	97	108	113	124	160
Interest on 3.88% exchangeable senior debentures	-	-	-	26,272	25,917
FFO attributable to common shareholders
plus assumed conversions(1)	$911,130	$641,037	$818,565	$1,230,973	$1,251,533

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS

		Page
		Number
	Overview	38
	Overview - Leasing activity	43
	Critical Accounting Policies	48
	Net Income and EBITDA by Segment for the Years Ended
	December 31, 2014, 2013 and 2012	51
	Results of Operations:
	Year Ended December 31, 2014 Compared to December 31, 2013	56
	Year Ended December 31, 2013 Compared to December 31, 2012	63
	Supplemental Information:
	Net Income and EBITDA by Segment for the Three Months Ended
	December 31, 2014 and 2013	71
	Three Months Ended December 31, 2014 Compared to December 31, 2013	76
	Three Months Ended December 31, 2014 Compared to September 30, 2014	78
	Related Party Transactions	80
	Liquidity and Capital Resources	81
	Financing Activities and Contractual Obligations	81
	Certain Future Cash Requirements	84
	Cash Flows for the Year Ended December 31, 2014	87
	Cash Flows for the Year Ended December 31, 2013	89
	Cash Flows for the Year Ended December 31, 2012	91
	Funds From Operations for the Three Months and Years Ended
	December 31, 2014 and 2013	93

Overview

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 94.1% of the common limited partnership interest in the Operating Partnership at December 31, 2014.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225 million of cash to Urban Edge Properties (“UE”) (NYSE: UE).  As part of this transaction, we received 5,712,000 UE operating partnership units (5.4% ownership interest).  We are providing transition services to UE for an initial period of up to two years, including information technology, human resources, tax and public reporting.  UE is providing us with leasing and property management services for (i) the Monmouth Mall, (ii) certain small retail properties which did not fit UE’s strategy that we plan to sell, and (iii) our affiliate, Alexander’s, Inc. (NYSE: ALX), Rego Park retail assets.  Steven Roth, our Chairman and Chief Executive Officer is a member of the Board of Trustees of UE.  The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares.  Beginning in the first quarter of 2015, the historical financial results of UE will be reflected in our consolidated financial statements as discontinued operations for all periods presented.

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

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the FTSE NAREIT Office Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended December 31, 2014:

	Total Return(1)
	Vornado	Office REIT	RMS
Three-months	18.5%	12.7%	14.3%
One-year	36.4%	25.9%	30.4%
Three-year	70.8%	51.7%	57.3%
Five-year	100.6%	78.2%	119.7%
Ten-year	131.1%	89.5%	122.2%

(1) Past performance is not necessarily indicative of future performance.

We intend to achieve our business objective by continuing to pursue our investment philosophy and execute our operating strategies through:

•      Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit

•      Investing in properties in select markets, such as New York City and Washington, DC, where we believe there is a high likelihood of capital appreciation

•      Acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents

•      Investing in retail properties in select under-stored locations such as the New York City metropolitan area

•      Developing and redeveloping existing properties to increase returns and maximize value

•      Investing in operating companies that have a significant real estate component

We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from possible asset sales and by accessing the public and private capital markets.  We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire our securities in the future.

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

Overview - continued

Year Ended December 31, 2014 Financial Results Summary

Net income attributable to common shareholders for the year ended December 31, 2014 was $783,388,000, or $4.15 per diluted share, compared to $392,034,000, or $2.09 per diluted share for the year ended December 31, 2013. Net income for the years ended December 31, 2014 and 2013 includes $518,772,000 and $412,058,000, respectively, of net gains on sale of real estate, and $26,518,000 and $43,722,000, respectively, of real estate impairment losses.  In addition, the years ended December 31, 2014 and 2013 include certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the year ended December 31, 2014 by $371,567,000, or $1.97 per diluted share and $26,657,000, or $0.14 per diluted share for the year ended December 31, 2013.

Funds from operations attributable to common shareholders plus assumed conversions (“FFO”) for the year ended December 31, 2014 was $911,130,000, or $4.83 per diluted share, compared to $641,037,000, or $3.41 per diluted share for the prior year.  FFO for the years ended December 31, 2014 and 2013 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the year ended December 31, 2014 by $69,122,000, or $0.37 per diluted share and $255,502,000, or $1.36 per diluted share for the year ended December 31, 2013.

	For the Year Ended December 31,
(Amounts in thousands)	2014	2013
Items that affect comparability income (expense):
Toys "R" Us negative FFO (including impairment losses of $75,196 and $240,757,
respectively)	$(60,024)	$(312,788)
FFO from discontinued operations, including LNR in 2013	39,525	80,779
Acquisition and transaction related costs	(31,348)	(24,857)
Write-off of deferred financing costs and defeasance costs in connection with refinancings	(22,660)	(8,814)
Net gain on sale of residential condominiums and land parcels	13,568	2,997
Impairment loss and loan reserve on investment in Suffolk Downs	(10,263)	-
Losses from the disposition of investment in J.C. Penney	-	(127,888)
Stop & Shop litigation settlement income	-	59,599
Net gain on sale of marketable securities	-	31,741
Net gain on sale of Harlem Park property under development	-	23,507
Other, net	(2,097)	3,847
	(73,299)	(271,877)
Noncontrolling interests' share of above adjustments	4,177	16,375
Items that affect comparability, net	$(69,122)	$(255,502)

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash basis same store EBITDA of our operating segments for the year ended December 31, 2014 over the year ended December 31, 2013 is summarized below.

Same Store EBITDA:	New York	Washington, DC	Retail Properties
December 31, 2014 vs. December 31, 2013
Same store EBITDA	4.7%	(2.4%)	1.7%
Cash basis same store EBITDA	7.6%	(2.3%)	2.3%

Overview - continued

Quarter Ended December 31, 2014  Financial Results Summary

Net income attributable to common shareholders for the quarter ended December 31, 2014 was $513,238,000, or $2.72 per diluted share, compared to a net loss of $68,887,000, or $0.37 per diluted share for the quarter ended December 31, 2013.  Net income for the quarter ended December 31, 2014 and net loss for the quarter ended December 31, 2013 include $460,216,000 and $127,512,000, respectively, of net gains on sale of real estate, and $5,676,000 and $32,899,000, respectively, of real estate impairment losses.  In addition, the quarters ended December 31, 2014 and 2013 include certain other items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended December 31, 2014 by $400,211,000, or $2.12 per diluted share and decreased net loss attributable to common shareholders for the quarter ended December 31, 2013 by $167,086,000, or $0.89 per diluted share.

FFO for the quarter ended December 31, 2014 was a positive $230,143,000, or $1.22 per diluted share, compared to a negative $6,784,000, or $0.04 per diluted share for the prior year’s quarter.  FFO for the quarters ended December 31, 2014 and 2013 include certain items that affect comparability which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the quarter ended December 31, 2014 by $25,994,000, or $0.14 per diluted share and $241,605,000, or $1.29 per diluted share for the quarter ended December 31, 2013.

	For the Three Months Ended December 31,
(Amounts in thousands)	2014	2013
Items that affect comparability income (expense):
Acquisition and transaction related costs	$(18,376)	$(18,088)
Write-off of deferred financing costs and defeasance costs in connection with refinancings	(16,747)	(8,436)
FFO from discontinued operations	8,656	15,757
Toys "R" Us FFO (negative FFO) (including a $162,215 impairment loss in 2013)	606	(282,041)
Net gain on sale of residential condominiums and land parcels	363	481
Net gain on sale of Harlem Park property under development	-	23,507
Deferred income tax reversal	-	16,055
Other, net	(2,097)	(4,183)
	(27,595)	(256,948)
Noncontrolling interests' share of above adjustments	1,601	15,343
Items that affect comparability, net	$(25,994)	$(241,605)

The percentage increase (decrease) in same store EBITDA and cash basis same store EBITDA of our operating segments for the quarter ended December 31, 2014 over the quarter ended December 31, 2013 and the trailing quarter ended September 30, 2014 are summarized below.

Same Store EBITDA:	New York	Washington, DC	Retail Properties
December 31, 2014 vs. December 31, 2013
Same store EBITDA	3.3%	(2.3%)	1.9%
Cash basis same store EBITDA	8.2%	(3.8%)	2.4%
December 31, 2014 vs. September 30, 2014
Same store EBITDA	1.8%	(3.0%)	0.6%
Cash basis same store EBITDA	4.7%	(3.4%)	0.7%

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

Acquisitions

On June 26, 2014, we invested an additional $22,700,000 to increase our ownership in One Park Avenue to 55.0% from 46.5% through a joint venture with an institutional investor, who increased its ownership interest to 45.0%.  The transaction was based on a property value of $560,000,000.  The property is encumbered by a $250,000,000 interest-only mortgage loan that bears interest at 4.995% and matures in March 2016.

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

On October 28, 2014, we completed the purchase of the retail condominium of the St. Regis Hotel for $700,000,000.  We own a 74.3% controlling interest of the joint venture which owns the property. The acquisition was used in a like-kind exchange for income tax purposes for the sale of 1740 Broadway (see below).  We consolidate the accounts of the venture into our consolidated financial statements from the date of acquisition.

On November 21, 2014, we entered into an agreement to acquire the Center Building, an eight story 437,000 square foot office building, located at 33-00 Northern Boulevard in Long Island City, New York.  The building is 98% leased.  The purchase price is approximately $142,000,000, including the assumption of an existing $62,000,000 4.43% mortgage maturing in October 2018.  The purchase is expected to close in the first quarter of 2015, subject to customary closing conditions.  As of December 31, 2014, our $14,200,000 non-refundable deposit was included in “other assets” on our consolidated balance sheet.

On January 20, 2015, we co-invested with our 25% owned Fund and one of the Fund’s limited partners to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel.  The purchase price for the 57% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a newly placed $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% and maturing in December 2018 with a one-year extension option.   Our aggregate ownership interest in the property increased to 33% from 11%.

Dispositions

New York

On December 18, 2014, we completed the sale of 1740 Broadway, a 601,000 square foot office building in Manhattan for $605,000,000.  The sale resulted in net proceeds of approximately $580,000,000, after closing costs, and resulted in a financial statement gain of approximately $441,000,000.  The tax gain of approximately $484,000,000, was deferred in like-kind exchanges, primarily for the acquisition of the St. Regis Fifth Avenue retail.

Retail Properties

On February 24, 2014, we completed the sale of Broadway Mall in Hicksville, Long Island, New York, for $94,000,000.  The sale resulted in net proceeds of $92,174,000 after closing costs.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  In connection therewith, we recorded a non-cash impairment loss of $20,000,000 in the first quarter of 2014, which is included in “income from discontinued operations” on our consolidated statements of income. The redevelopment was substantially completed in October 2014, at which time we reclassified the assets, liabilities and financial results to discontinued operations, and the transfer of the property to PREIT is expected to be completed no later than March 31, 2015.

On July 8, 2014, we completed the sale of Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000, of which $239,000,000 was cash and $21,000,000 was 10-year mezzanine seller financing.  The sale resulted in a net gain of $44,155,000, which was recognized in the third quarter of 2014.

In addition to the above, during 2014, we sold six of the 22 strip shopping centers which did not fit UE’s strategy, in separate transactions, for an aggregate of $66,410,000 in cash, which resulted in a net gain aggregating $22,500,000.

Overview – continued

Financings

Secured Debt

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% (2.92% at December 31, 2014) and matures in January 2016, with three one-year extension options.

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

On August 12, 2014, we completed a $185,000,000 financing of the Universal buildings, a 690,000 square foot, two-building office complex located in Washington, DC. The loan bears interest at LIBOR plus 1.90% (2.06% at December 31, 2014) and matures in August 2019 with two one-year extension options. The loan amortizes based on a 30-year schedule beginning in the fourth year.

On August 26, 2014, we obtained a standby commitment for up to $500,000,000 of five-year mezzanine loan financing to fund a portion of the development expenditures at 220 Central Park South.

On October 27, 2014, we completed a $140,000,000 financing of 655 Fifth Avenue, a 57,500 square foot retail and office property.  The loan is interest only at LIBOR plus 1.40% (1.56% at December 31, 2014) and matures in October 2019 with two one-year extension options.

On December 8, 2014, we completed a $575,000,000 refinancing of Two Penn Plaza, a 1.6 million square foot Manhattan office building.  The loan is interest-only at LIBOR plus 1.65% (1.81% at December 31, 2014) and matures in 2019 with two one-year extension options.  We realized net proceeds of approximately $143,000,000.  Pursuant to an existing swap agreement, the $422,000,000 previous loan on the property was swapped to a fixed rate of 4.78% through March 2018.  Therefore, $422,000,000 of the new loan bears interest at a fixed rate of 4.78% through March 2018 and the balance of $153,000,000 floats through March 2018.  The entire $575,000,000 will float thereafter for the duration of the new loan.

On January 6, 2015, we completed the modification of the $120,000,000, 6.04% mortgage loan secured by our Montehiedra Town Center, in the San Juan area of Puerto Rico.  The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90,000,000 position with interest at 5.33% to be paid currently, and a junior $30,000,000 position with interest accruing at 3%.  Montehiedra Town Center and the loan were included in the spin-off to UE on January 15, 2015.  As part of the planned redevelopment of the property, UE is committed to fund $20,000,000 through a loan for leasing and building capital expenditures of which $8,000,000 has been funded.  This loan is senior to the $30,000,000 position noted above and accrues interest at 10%.

Senior Unsecured Notes

On June 16, 2014, we completed a green bond public offering of $450,000,000 2.50% senior unsecured notes due June 30, 2019. The notes were sold at 99.619% of their face amount to yield 2.581%.

On October 1, 2014, we redeemed all of the $445,000,000 principal amount of our outstanding 7.875% senior unsecured notes, which were scheduled to mature on October 1, 2039, at a redemption price of 100% of the principal amount plus accrued interest through the redemption date.  In the fourth quarter of 2014, we wrote off $12,532,000 of unamortized deferred financing costs, which are included as a component of “interest and debt expense” on our consolidated statements of income.

On January 1, 2015, we redeemed all of the $500,000,000 principal amount of our outstanding 4.25% senior unsecured notes, which were scheduled to mature on April 1, 2015, at a redemption price of 100% of the principal amount plus accrued interest through December 31, 2014.

Unsecured Revolving Credit Facility

On September 30, 2014, we extended one of our two $1.25 billion unsecured revolving credit facilities from November 2015 to November 2018 with two six-month extension options.  The interest rate on the extended facility was lowered to LIBOR plus 105 basis points from LIBOR plus 125 basis points and the facility fee was reduced to 20 basis points from 25 basis points.

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

	New York		Washington, DC		Retail Properties
(Square feet in thousands)	Office	Retail	Office		Strips		Malls

Quarter Ended December 31, 2014:
Total square feet leased	1,248	51	658		210		57
Our share of square feet leased	1,095	51	619		210		51
Initial rent (1)	$66.79	$410.63	$36.86		$18.98		$49.18
Weighted average lease term (years)	12.3	11.5	9.4		6.6		6.4
Second generation relet space:
Square feet	732	45	461		92		15
Cash basis:
Initial rent (1)	$68.25	$260.31	$36.64		$13.16		$69.20
Prior escalated rent	$60.63	$175.49	$39.68		$13.16		$69.64
Percentage increase (decrease)	12.6%	48.3%	(7.7%)		-		(0.6%)
GAAP basis:
Straight-line rent (2)	$67.80	$307.92	$34.42		$13.21		$70.22
Prior straight-line rent	$55.87	$173.75	$36.89		$12.72		$67.21
Percentage increase (decrease)	21.4%	77.2%	(6.7%)		3.9%		4.5%
Tenant improvements and leasing
commissions:
Per square foot	$78.45	$177.43	$61.48		$5.24		$16.53
Per square foot per annum:	$6.38	$15.43	$6.54		$0.79		$2.58
Percentage of initial rent	9.5%	3.8%	17.7%		4.2%		5.3%

Year Ended December 31, 2014:
Total square feet leased	3,973	119	1,817	(3)	890		161
Our share of square feet leased	3,416	114	1,674	(3)	890		142
Initial rent (1)	$66.78	$327.38	$38.57		$19.15		$36.19
Weighted average lease term (years)	11.3	11.2	8.2		6.8		5.6
Second generation relet space:
Square feet	2,550	92	1,121		434		70
Cash basis:
Initial rent (1)	$68.18	$289.74	$38.57		$20.31		$34.16
Prior escalated rent	$60.50	$206.62	$41.37		$19.45		$32.98
Percentage increase (decrease)	12.7%	40.2%	(6.8%)		4.4%		3.6%
GAAP basis:
Straight-line rent (2)	$67.44	$331.33	$36.97		$20.53		$34.71
Prior straight-line rent	$56.76	$204.15	$38.25		$18.77		$32.29
Percentage increase (decrease)	18.8%	62.3%	(3.3%)		9.4%		7.5%
Tenant improvements and leasing
commissions:
Per square foot	$75.89	$110.60	$46.77		$10.66	(4)	$11.96
Per square foot per annum:	$6.72	$9.88	$5.70		$1.57	(4)	$2.14
Percentage of initial rent	10.1%	3.0%	14.8%		8.2%	(4)	5.9%

See notes on the following page.

Overview - continued

Leasing Activity - continued

		New York		Washington, DC	Retail Properties
(Square feet in thousands)		Office	Retail	Office	Strips	Malls

Year Ended December 31, 2013:
Total square feet leased		2,410	138	1,836	1,388	674
Our share of square feet leased:		2,024	121	1,392	1,388	600
	Initial rent (1)	$60.78	$268.52	$39.91	$17.27	$26.39
	Weighted average lease term (years)	11.0	8.6	7.0	6.2	8.1
	Second generation relet space:
	Square feet	1,716	103	910	959	205
	Cash basis:
	Initial rent (1)	$60.04	$262.67	$40.91	$16.57	$23.59
	Prior escalated rent	$56.84	$117.45	$41.16	$15.18	$22.76
	Percentage increase (decrease)	5.6%	123.7%	(0.6%)	9.2%	3.6%
	GAAP basis:
	Straight-line rent(2)	$59.98	$293.45	$40.87	$16.91	$24.04
	Prior straight-line rent	$52.61	$152.34	$39.36	$14.76	$21.87
	Percentage increase	14.0%	92.6%	3.8%	14.6%	9.9%
	Tenant improvements and leasing
	commissions:
	Per square foot	$61.78	$100.93	$33.24	$3.96	$20.69
	Per square foot per annum:	$5.61	$11.64	$4.75	$0.64	$2.55
	Percentage of initial rent	9.2%	4.3%	11.9%	3.7%	9.7%

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

(3)

Excludes (i) 165 square feet leased to WeWork that will be redeveloped into rental residential apartments, and (ii) 82 square feet of retail space that was leased at an initial rent of $46.76 per square foot.

(4)	Tenant improvements and leasing commissions for the year ended December 31, 2014 reflect first generation leasing activity at our Kearny strip shopping center.

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2014:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	20,052	16,808	96.9%
Retail	56	2,450	2,179	96.4%
Alexander's	6	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,654 units	4	1,524	763	95.2%
		27,604	21,856	96.9%

Washington, DC:
Office, excluding the Skyline Properties	51	13,461	11,083	87.5%
Skyline Properties	8	2,648	2,648	53.5%
Total Office	59	16,109	13,731	80.9%
Residential - 2,414 units	7	2,597	2,455	97.4%
Other	6	384	384	100.0%
		19,090	16,570	83.8%

Retail Properties:
Strip Shopping Centers	86	13,346	12,920	96.1%
Regional Malls	4	3,451	2,353	95.1%
		16,797	15,273	95.9%

Other:
The Mart	2	3,587	3,578	94.7%
555 California Street	3	1,801	1,261	97.6%
Primarily Warehouses	6	1,555	942	60.8%
		6,943	5,781

Total square feet at December 31, 2014		70,434	59,480

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2013:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	30	19,217	15,776	96.5%
Retail	54	2,370	2,147	97.4%
Alexander's	6	2,178	706	99.4%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,653 units	4	1,523	762	94.8%
		26,688	20,791	96.7%

Washington, DC:
Office, excluding the Skyline Properties	51	13,581	11,151	85.4%
Skyline Properties	8	2,652	2,652	60.8%
Total Office	59	16,233	13,803	80.7%
Residential - 2,405 units	7	2,588	2,446	96.3%
Other	5	379	379	100.0%
		19,200	16,628	83.4%

Retail Properties:
Strip Shopping Centers	89	13,302	12,923	95.4%
Regional Malls	4	3,451	2,352	95.4%
		16,753	15,275	95.4%

Other:
The Mart	3	3,703	3,694	96.3%
555 California Street	3	1,795	1,257	94.5%
Primarily Warehouses	6	1,555	942	45.6%
		7,053	5,893

Total square feet at December 31, 2013		69,694	58,587

Overview - continued

Washington, DC Segment

Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 393,000 square feet has been taken out of service for redevelopment and 1,137,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet	$37.19	1,126,000	664,000	381,000	81,000
Leases pending	34.29	11,000	11,000	-	-
Taken out of service for redevelopment		393,000	393,000	-	-
		1,530,000	1,068,000	381,000	81,000

To Be Resolved:
Vacated	35.92	771,000	281,000	425,000	65,000
Expiring in 2015	43.79	94,000	88,000	6,000	-
		865,000	369,000	431,000	65,000

Total square feet subject to BRAC		2,395,000	1,437,000	812,000	146,000

Due to the effects of BRAC related move-outs and the sluggish leasing environment in the Washington, DC / Northern Virginia area, EBITDA from continuing operations for the year ended December 31, 2013 was lower than 2012 by $14,254,000 and EBITDA from continuing operations for the year ended December 31, 2014 was lower than 2013 by $5,633,000, which was offset by an interest expense reduction of $18,568,000 from the restructuring of the Skyline properties mortgage loan in October 2013.  We expect 2015 EBITDA from continuing operations will be flat to 2014.

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

As of December 31, 2014 and 2013, the carrying amounts of real estate, net of accumulated depreciation, were $15.2 billion and $14.1 billion, respectively.  As of December 31, 2014 and 2013, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) were $276,239,000 and $307,436,000, respectively, and the carrying amounts of identified intangible liabilities, a component of “deferred revenue” on our consolidated balance sheets, were $488,868,000 and $496,489,000, respectively.

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

As of December 31, 2014 and 2013, the carrying amounts of investments in partially owned entities, including Toys “R” Us, was $1.2 billion and $1.2 billion, respectively.

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

As of December 31, 2014 and 2013, the carrying amounts of mortgage and mezzanine loans receivable were $16,748,000 and $170,972,000, respectively, net of an allowance of $5,811,000 and $5,845,000, respectively, and are included in “other assets” on our consolidated balance sheets.

Critical Accounting Policies – continued

Allowance For Doubtful Accounts

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($17,060,000 and $21,869,000 as of December 31, 2014 and 2013, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($3,188,000 and $4,355,000 as of December 31, 2014 and 2013, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Net Income and EBITDA by Segment for the Years Ended December 31, 2014, 2013 and 2012

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the years ended December 31, 2014, 2013 and 2012.

(Amounts in thousands)	For the Year Ended December 31, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,635,940	$1,520,845		$537,151		$326,947		$-	$250,997
Total expenses	1,820,298	946,466		358,019		197,206		-	318,607
Operating income (loss)	815,642	574,379		179,132		129,741		-	(67,610)
(Loss) income from partially owned
entities, including Toys	(58,131)	20,701		(3,677)		1,730		(73,556)	(3,329)
Income from Real Estate Fund	163,034	-		-		-		-	163,034
Interest and other investment
income, net	38,787	6,711		183		35		-	31,858
Interest and debt expense	(467,715)	(183,427)		(75,395)		(54,754)		-	(154,139)
Net gain on disposition of wholly
owned and partially owned assets	13,568	-		-		-		-	13,568
Income (loss) before income taxes	505,185	418,364		100,243		76,752		(73,556)	(16,618)
Income tax expense	(11,002)	(4,305)		(242)		(1,721)		-	(4,734)
Income (loss) from continuing
operations	494,183	414,059		100,001		75,031		(73,556)	(21,352)
Income from discontinued
operations	514,843	463,163		-		50,873		-	807
Net income (loss)	1,009,026	877,222		100,001		125,904		(73,556)	(20,545)
Less net income attributable to
noncontrolling interests	(144,174)	(8,626)		-		(119)		-	(135,429)
Net income (loss) attributable to
Vornado	864,852	868,596		100,001		125,785		(73,556)	(155,974)
Interest and debt expense(2)	654,398	241,959		89,448		59,322		100,549	163,120
Depreciation and amortization(2)	685,973	324,239		145,853		73,433		64,533	77,915
Income tax expense(2)	24,248	4,395		288		1,721		12,106	5,738
EBITDA(1)	$2,229,471	$1,439,189	(3)	$335,590	(4)	$260,261	(5)	$103,632	$90,799	(6)

____________________________

See notes on pages 53 and 54.

Net Income and EBITDA by Segment for the Years Ended December 31, 2014, 2013 and 2012 - continued

(Amounts in thousands)	For the Year Ended December 31, 2013
				Retail
	Total	New York	Washington, DC	Properties	Toys	Other
Total revenues	$2,669,269	$1,470,907	$541,161	$372,435	$-	$284,766
Total expenses	1,819,009	910,498	347,686	199,650	-	361,175
Operating income (loss)	850,260	560,409	193,475	172,785	-	(76,409)
(Loss) income from partially owned
entities, including Toys	(338,785)	15,527	(6,968)	2,097	(362,377)	12,936
Income from Real Estate Fund	102,898	-	-	-	-	102,898
Interest and other investment
(loss) income, net	(24,876)	5,357	129	11	-	(30,373)
Interest and debt expense	(481,304)	(181,966)	(102,277)	(55,219)	-	(141,842)
Net gain on disposition of wholly
owned and partially owned assets	3,407	-	-	1,377	-	2,030
Income (loss) before income taxes	111,600	399,327	84,359	121,051	(362,377)	(130,760)
Income tax benefit (expense)	6,406	(2,794)	14,031	(2,311)	-	(2,520)
Income (loss) from continuing
operations	118,006	396,533	98,390	118,740	(362,377)	(133,280)
Income (loss) from discontinued
operations	446,734	160,314	-	287,067	-	(647)
Net income (loss)	564,740	556,847	98,390	405,807	(362,377)	(133,927)
Less net income attributable to
noncontrolling interests	(88,769)	(10,786)	-	(3,065)	-	(74,918)
Net income (loss) attributable to
Vornado	475,971	546,061	98,390	402,742	(362,377)	(208,845)
Interest and debt expense(2)	758,781	236,645	116,131	63,803	181,586	160,616
Depreciation and amortization(2)	732,757	293,974	142,409	72,161	135,178	89,035
Income tax expense (benefit)(2)	26,371	3,002	(15,707)	2,311	33,532	3,233
EBITDA(1)	$1,993,880	$1,079,682 (3)	$341,223	(4) $541,017 (5)	$(12,081)	$44,039 (6)

(Amounts in thousands)	For the Year Ended December 31, 2012
				Retail
	Total	New York	Washington, DC	Properties	Toys	Other
Total revenues	$2,649,217	$1,319,470	$554,028	$318,566	$-	$457,153
Total expenses	1,921,425	835,563	360,056	189,480	-	536,326
Operating income (loss)	727,792	483,907	193,972	129,086	-	(79,173)
Income (loss) from partially owned
entities, including Toys	423,126	207,773	(5,612)	1,458	14,859	204,648
Income from Real Estate Fund	63,936	-	-	-	-	63,936
Interest and other investment
(loss) income, net	(261,179)	4,002	126	21	-	(265,328)
Interest and debt expense	(484,794)	(146,350)	(115,574)	(53,772)	-	(169,098)
Net gain on disposition of wholly
owned and partially owned assets	13,347	-	-	8,491	-	4,856
Income (loss) before income taxes	482,228	549,332	72,912	85,284	14,859	(240,159)
Income tax expense	(8,132)	(3,491)	(1,650)	-	-	(2,991)
Income (loss) from continuing
operations	474,096	545,841	71,262	85,284	14,859	(243,150)
Income (loss) from discontinued
operations	220,445	30,293	167,766	(52,561)	-	74,947
Net income (loss)	694,541	576,134	239,028	32,723	14,859	(168,203)
Less net (income) loss attributable to
noncontrolling interests	(77,281)	(2,138)	-	1,812	-	(76,955)
Net income (loss) attributable to
Vornado	617,260	573,996	239,028	34,535	14,859	(245,158)
Interest and debt expense(2)	760,523	187,855	133,625	79,462	147,880	211,701
Depreciation and amortization(2)	735,293	252,257	157,816	86,529	135,179	103,512
Income tax expense (benefit)(2)	7,026	3,751	1,943	-	(16,629)	17,961
EBITDA(1)	$2,120,102	$1,017,859 (3)	$532,412 (4)	$200,526 (5)	$281,289	$88,016 (6)

____________________________

See notes on pages 53 and 54.

Net Income and EBITDA by Segment for the Years Ended December 31, 2014, 2013 and 2012 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.
		For the Year Ended December 31,
	(Amounts in thousands)	2014	2013	2012
	Office(a)	$1,085,262	$759,941	$568,518
	Retail(b)	281,428	246,808	189,484
	Alexander's (c)	41,746	42,210	231,402
	Hotel Pennsylvania	30,753	30,723	28,455
	Total New York	$1,439,189	$1,079,682	$1,017,859

	(a)

2014, 2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $462,239, $163,528 and $37,129, respectively. Excluding these items, EBITDA was $623,023, $596,413 and $531,389, respectively.

	(b)

2014, 2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $1,751, $934 and $510, respectively. Excluding these items, EBITDA was $279,677, $245,874 and $188,974, respectively.

	(c)

2014, 2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $171, $730 and $191,040, respectively. Excluding these items, EBITDA was $41,575, $41,480 and $40,362, respectively.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2014	2013	2012
	Office, excluding the Skyline Properties (a)	$266,859	$268,373	$449,448
	Skyline properties	27,150	29,499	40,037
	Total Office	294,009	297,872	489,485
	Residential	41,581	43,351	42,927
	Total Washington, DC	$335,590	$341,223	$532,412

	(a)	2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $176,935. Excluding these items, EBITDA was $272,513.

(5)	The elements of "Retail Properties" EBITDA are summarized below.
		For the Year Ended December 31,
	(Amounts in thousands)	2014	2013	2012
	Strip shopping centers(a)	$219,122	$285,612	$172,708
	Regional malls(b)	41,139	255,405	27,818
	Total Retail properties	$260,261	$541,017	$200,526

	(a)

2014, 2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $72,010, $143,504 and $32,697, respectively. Excluding these items, EBITDA was $147,112, $142,108 and $140,011, respectively.

	(b)

2014, 2013 and 2012 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating net losses of $16,608, net gains of $199,285 and net losses of $27,826, respectively. Excluding these items, EBITDA was $57,747, $56,120 and $55,644, respectively.

Net Income and EBITDA by Segment for the Years Ended December 31, 2014, 2013 and 2012 - continued

	Notes to preceding tabular information:

(6)	The elements of "other" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2014	2013	2012
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$8,056	$7,752	$6,385
	Net realized/unrealized gains on investments	37,535	23,489	13,840
	Carried interest	24,715	18,230	4,379
	Total	70,306	49,471	24,604
	The Mart and trade shows	79,636	74,270	62,470
	555 California Street	48,844	42,667	46,167
	India real estate ventures	6,434	5,841	3,654
	LNR (a)	-	20,443	75,202
	Lexington (b)	-	6,931	32,595
	Other investments	17,270	18,981	25,612
		222,490	218,604	270,304
	Corporate general and administrative expenses(c)	(94,929)	(94,904)	(89,082)
	Investment income and other, net(c)	31,665	46,525	45,563
	Acquisition and transaction related costs, and impairment losses(d)	(31,348)	(24,857)	(17,386)
	Net gain on sale of marketable securities, land parcels and residential
	condominiums	13,568	56,868	4,856
	Our share of net gains on extinguishment of debt and net gains on sale of
	real estate of partially owned entities	13,000	-	-
	Suffolk Downs impairment loss and loan reserve	(10,263)	-	-
	Our share of impairment losses of partially owned entities	(5,771)	-	(4,936)
	Losses from the disposition of investment in J.C. Penney	-	(127,888)	(300,752)
	Severance costs (primarily reduction in force at the Mart)	-	(5,492)	(3,005)
	Purchase price fair value adjustment and accelerated amortization of
	discount on investment in subordinated debt of Independence Plaza	-	-	105,366
	The Mart discontinued operations	-	-	93,588
	Net gain resulting from Lexington's stock issuance and asset acquisition	-	-	28,763
	Net income attributable to noncontrolling interests in the Operating Partnership	(47,563)	(23,659)	(35,327)
	Preferred unit distributions of the Operating Partnership	(50)	(1,158)	(9,936)
		$90,799	$44,039	$88,016

	(a)		On April 19, 2013, LNR was sold.

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. This investment was previously accounted for under the equity method.

	(c)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $11,557, $10,636 and $6,809 for the years ended December 31, 2014, 2013 and 2012, respectively.

	(d)		The year ended December 31, 2014, includes $14,956 of transaction costs related to the spin-off of our strip shopping centers and malls to UE on January 15, 2015.

Net Income and EBITDA by Segment for the Years Ended December 31, 2014, 2013 and 2012 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations, other gains and losses that affect comparability and our Toys and Other Segments).

	For the Year Ended December 31,
	2014	2013	2012
Region:
New York City metropolitan area	75%	73%	70%
Washington, DC / Northern Virginia area	23%	24%	27%
Puerto Rico	1%	2%	2%
Other geographies	1%	1%	1%
	100%	100%	100%

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013

Revenues

Our revenues, which consist of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $2,635,940,000 in the year ended December 31, 2014, compared to $2,669,269,000 in the prior year, a decrease of $33,329,000.  This decrease was primarily attributable to income in the prior year of $59,599,000 pursuant to a settlement agreement with Stop & Shop, $36,369,000 related to the Cleveland Medical Mart development project and $23,992,000 from the deconsolidation of Independence Plaza.  Excluding these items, revenues increased by $86,631,000.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)

						Retail
(Decrease) increase due to:	Total		New York		Washington, DC	Properties		Other
Property rentals:
Acquisitions and other	$16,910		$20,244		$(1,867)	$(188)		$(1,279)
Deconsolidation of Independence Plaza (1)	(23,992)		(23,992)		-	-		-
Properties placed into / taken out of
service for redevelopment	(9,143)		229		(2,274)	1,251		(8,349)
Same store operations	45,907		30,213		(2,399)	3,877		14,216
	29,682		26,694		(6,540)	4,940		4,588

Tenant expense reimbursements:
Acquisitions and other	934		353		809	(34)		(194)
Properties placed into / taken out of
service for redevelopment	(2,338)		(1,650)		94	(101)		(681)
Same store operations	29,635		17,782		(879)	9,356		3,376
	28,231		16,485		24	9,221		2,501

Cleveland Medical Mart development project	(36,369)	(2)	-		-	-		(36,369)	(2)

Fee and other income:
BMS cleaning fees	19,152		19,358		-	-		(206)	(3)
Signage revenue	5,063		5,063		-	-		-
Management and leasing fees	(3,254)		(862)		(2,769)	(87)		464
Lease termination fees	(75,454)		(17,093)	(4)	4,138	(59,187)	(5)	(3,312)
Other income	(380)		293		1,137	(375)		(1,435)
	(54,873)		6,759		2,506	(59,649)		(4,489)

Total (decrease) increase in revenues	$(33,329)		$49,938		$(4,010)	$(45,488)		$(33,769)

(1)

On June 7, 2013, we sold an 8.65% economic interest in our investment of Independence Plaza, which reduced our economic interest to 50.1%. As a result, we determined that we were no longer the primary beneficiary of the VIE and accordingly, we deconsolidated the operations of the property on June 7, 2013 and began accounting for our investment under the equity method.

(2)	Due to the completion of the project. This decrease in revenue is substantially offset by a decrease in development costs expensed in the period. See note (4) on page 57.

(3)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (3) on page 57.

(4)	Primarily due to a $19,500 termination fee from a tenant at 1290 Avenue of the Americas recognized during the third quarter of 2013.

(5)	Results primarily from $59,599 of income recognized in the first quarter of 2013 pursuant to a settlement with Stop & Shop.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,820,298,000 in the year ended December 31, 2014, compared to $1,819,009,000 in the prior year, an increase of $1,289,000.  Excluding expenses of $32,210,000 related to the Cleveland Medical Mart development project in 2013 and $25,899,000 from the deconsolidation of Independence Plaza, expenses increased by $59,398,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

					Retail
Increase (decrease) due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$(728)		$(197)	$1,008	$(71)	$(1,468)
Deconsolidation of Independence Plaza(1)	(9,592)		(9,592)	-	-	-
Properties placed into / taken out of
service for redevelopment	(10,158)		(4,374)	(1,113)	1,966	(6,637)
Non-reimbursable expenses, including
bad-debt reserves	87		1,301	-	(12)	(1,202)
BMS expenses	11,813		12,019	-	-	(206)	(3)
Same store operations	42,380		27,651	4,927	7,984	1,818
	33,802		26,808	4,822	9,867	(7,695)

Depreciation and amortization:
Acquisitions and other	9,734		9,856	-	(111)	(11)
Deconsolidation of Independence Plaza(1)	(16,307)		(16,307)	-	-	-
Properties placed into / taken out of
service for redevelopment	27,676		23,488	(649)	8,004	(3,167)
Same store operations	(597)		(7,150)	5,881	1,102	(430)
	20,506		9,887	5,232	8,995	(3,608)

General and administrative:
Mark-to-market of deferred compensation
plan liability (2)	921		-	-	-	921
Non-same store	(5,403)		-	-	-	(5,403)
Same store operations	(5,861)		(727)	279	(2,306)	(3,107)
	(10,343)		(727)	279	(2,306)	(7,589)

Cleveland Medical Mart development project	(32,210)	(4)	-	-	-	(32,210)	(4)

Impairment losses, acquisition related costs
and tenant buy-outs	(10,466)		-	-	(19,000)	8,534

Total increase (decrease) in expenses	$1,289		$35,968	$10,333	$(2,444)	$(42,568)

(1)

On June 7, 2013, we sold an 8.65% economic interest in our investment of Independence Plaza, which reduced our economic interest to 50.1%. As a result, we determined that we were no longer the primary beneficiary of the VIE and accordingly, we deconsolidated the operations of the Property on June 7, 2013 and began accounting for our investment under the equity method.

(2)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(3)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (3) on page 56.

(4)	Due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (2) on page 56.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

(Loss) Applicable to Toys

We account for Toys on the equity method, which means our investment is increased or decreased for our pro rata share of Toys undistributed net income or loss.  We have not guaranteed any of Toys’ obligations and are not committed to provide any support to Toys.  Pursuant to ASC 323-10-35-20, we discontinued applying the equity method for our Toys’ investment when the carrying amount was reduced to zero in the third quarter of 2014.  We will resume application of the equity method if during the period the equity method was suspended our share of unrecognized net income exceeds our share of unrecognized net losses.

In the year ended December 31, 2014, we recognized a net loss of $73,556,000 from our investment in Toys, comprised of (i) $4,691,000 for our share of Toys’ net loss and a (ii) $75,196,000 non-cash impairment loss, partially offset by (iii) $6,331,000 of management fee income.  In the year ended December 31, 2013, we recognized a net loss of $362,377,000 from our investment in Toys, comprised of (i) $128,919,000 for our share of Toys’ net loss and (ii) $240,757,000 non-cash impairment losses, partially offset by (iii) $7,299,000 of management fee income.

In the first quarter of 2013, we recognized our share of Toys’ fourth quarter net income of $78,542,000 and a corresponding non-cash impairment loss of the same amount to continue to carry our investment at fair value.

At December 31, 2013, we estimated that the fair value of our investment in Toys was approximately $80,062,000 ($83,224,000 including $3,162,000 for our share of Toys’ accumulated other comprehensive income), or $162,215,000 less than the carrying amount after recognizing our share of Toys’ third quarter net loss in our fourth quarter.  In determining the fair value of our investment, we considered, among other inputs, a December 31, 2013 third-party valuation of Toys.  As of December 31, 2013, we have concluded that the decline in the value of our investment was “other-than-temporary” based on, among other factors, Toys’ 2013 holiday sales results, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized an additional non-cash impairment loss of $162,215,000 in the fourth quarter of 2013.

In the first quarter of 2014, we recognized our share of Toys’ fourth quarter net income of $75,196,000 and a corresponding non-cash impairment loss of the same amount to continue to carry our investment at fair value.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2014 and 2013.

	Percentage	For the Year Ended
	Ownership at	December 31,
(Amounts in thousands)	December 31, 2014	2014	2013
Equity in Net Income (Loss):
Alexander's	32.4%	$30,009	$24,402
India real estate ventures (1)	4.1%-36.5%	(8,309)	(3,533)
Partially owned office buildings (2)	Various	93	(4,212)
Other investments (3)	Various	(6,368)	(10,817)
LNR (4)	n/a	-	18,731
Lexington (5)	n/a	-	(979)
		$15,425	$23,592

(1)		Includes a $5,771 non-cash impairment loss in 2014.

(2)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(3)

Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others. In the third quarter of 2014, we recognized a $10,263 non-cash impairment loss and loan loss reserve on our equity and debt investments in Suffolk Downs race track and adjacent land.

(4)		On April 19, 2013, LNR was sold.

(5)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable security - available for sale.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the years ended December 31, 2014 and 2013.

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013
Net investment income	$12,895	$8,943
Net realized gains	76,337	8,184
Net unrealized gains	73,802	85,771
Income from Real Estate Fund	163,034	102,898
Less income attributable to noncontrolling interests	(92,728)	(53,427)
Income from Real Estate Fund attributable to Vornado (1)	$70,306	$49,471
___________________________________

(1)

Excludes management and leasing fees of $2,865 and $2,992 in the years ended December 31, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net was income of $38,787,000 in the year ended December 31, 2014, compared to a loss of $24,876,000 in the prior year, an increase in income of $63,663,000.  This increase resulted from:

(Amounts in thousands)
Losses from the disposition of investment in J.C. Penney in 2013	$72,974
Lower average mezzanine loans receivable balances in 2014	(15,575)
Higher dividends on marketable securities	1,261
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	921
Other, net	4,082
$63,663

Interest and Debt Expense

Interest and debt expense was $467,715,000 in the year ended December 31, 2014, compared to $481,304,000 in the prior year, a decrease of $13,589,000. This decrease was primarily due to (i) $20,483,000 of higher capitalized interest and debt expense and (ii) $18,568,000 of interest savings from the restructuring of the Skyline properties mortgage loan in the fourth quarter of 2013, partially offset by (iii) $13,287,000 of interest expense from the $600,000,000 financing of our 220 Central Park South development site in January 2014, (iv) $6,265,000 of interest expense from the issuance of the $450,000,000 unsecured notes in June 2014, and (v) $5,589,000 of defeasance cost in connection with the refinancing of 909 Third Avenue.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $13,568,000 in the year ended December 31, 2014, primarily from the sale of residential condominiums and a land parcel, compared to $3,407,000 in the year ended December 31, 2013, primarily of net gains from the sale of marketable securities, land parcels (including Harlem Park), and residential condominiums aggregating $58,245,000, partially offset by a $54,914,000 net loss on sale of J.C. Penney common shares.

Income Tax (Expense) Benefit

In the year ended December 31, 2014, we had an income tax expense of $11,002,000, compared to a benefit of $6,406,000 in the prior year, an increase in expense of $17,408,000.  This increase resulted primarily from a reversal of previously accrued deferred tax liabilities in the prior year due to a change in the effective tax rate resulting from an amendment of the Washington, DC Unincorporated Business Tax Statute.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the years ended December 31, 2014 and 2013.

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013
Total revenues	$70,593	$129,860
Total expenses	36,424	79,458
	34,169	50,402
Net gains on sales of real estate	507,192	414,502
Impairment losses	(26,518)	(18,170)
Income from discontinued operations	$514,843	$446,734

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $96,561,000 in the year ended December 31, 2014, compared to $63,952,000 in the prior year, an increase of $32,609,000.  This increase resulted primarily from higher net income allocated to the noncontrolling interests, including noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $47,563,000 in the year ended December 31, 2014, compared to $23,659,000 in the prior year, an increase of $23,904,000.  This increase resulted primarily from higher net income subject to allocation to unitholders.

Preferred Unit Distributions of the Operating Partnership

Preferred unit distributions of the Operating Partnership were $50,000 in the year ended December 31, 2014, compared to $1,158,000 in the prior year, a decrease of $1,108,000.  This decrease resulted from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.

Preferred Share Dividends

Preferred share dividends were $81,464,000 in the year ended December 31, 2014, compared to $82,807,000 in the prior year, a decrease of $1,343,000.  This decrease resulted primarily from the redemption of $262,500,000 of 6.75% Series F and Series H cumulative redeemable preferred shares in February 2013.

Preferred Unit and Share Redemptions

In the year ended December 31, 2014, we recognized $0 of expense in connection with preferred unit and share redemptions.  In the year ended December 31, 2013, we recognized $1,130,000 of expense in connection with preferred unit and share redemptions, comprised of $9,230,000 of expense from the redemption of the 6.75% Series F and Series H cumulative redeemable preferred shares in February 2013, partially offset by an $8,100,000 discount from the redemption of all of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store EBITDA on a cash basis (which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments).  We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the year ended December 31, 2014, compared to the year ended December 31, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the year ended December 31, 2014	$1,439,189	$335,590	$260,261
Add-back:
Non-property level overhead expenses included above	28,479	27,339	16,686
Less EBITDA from:
Acquisitions	(33,917)	-	-
Dispositions, including net gains on sale	(463,991)	(1,858)	(54,499)
Properties taken out-of-service for redevelopment	(26,056)	(1,432)	(2,660)
Other non-operating income	(9,013)	(5,446)	(18,217)
Same store EBITDA for the year ended December 31, 2014	$934,691	$354,193	$201,571

EBITDA for the year ended December 31, 2013	$1,079,682	$341,223	$541,017
Add-back:
Non-property level overhead expenses included above	29,206	27,060	18,992
Less EBITDA from:
Acquisitions	(4,764)	-	-
Dispositions, including net gains on sale	(160,232)	(150)	(302,264)
Properties taken out-of-service for redevelopment	(20,013)	(4,056)	(2,758)
Other non-operating income	(31,522)	(1,129)	(56,698)
Same store EBITDA for the year ended December 31, 2013	$892,357	$362,948	$198,289

Increase (decrease) in same store EBITDA -
Year ended December 31, 2014 vs. December 31, 2013(1)	$42,334	$(8,755)	$3,282

% increase (decrease) in same store EBITDA	4.7%	(2.4%)	1.7%

(1) See notes on following page

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Notes to preceding tabular information:

New York:

The $42,334,000 increase in New York same store EBITDA resulted primarily from higher (i) rental revenue of $30,213,000 (primarily due to an increase in average rent per square foot) and (ii) cleaning fees, signage revenue, and other income of $26,882,000, partially offset by (iii) higher office operating expenses, net of reimbursements, of $14,761,000.

Washington, DC:

The $8,755,000 decrease in Washington, DC same store EBITDA resulted primarily from (i) lower rental revenue of $2,399,000, (ii) lower management and leasing fee income of $2,769,000 and (iii) higher operating expenses of $4,927,000, partially offset by an increase in other income of $1,538,000.

Retail Properties:

The $3,282,000 increase in Retail Properties same store EBITDA resulted primarily from an increase in rental revenue of $3,877,000, primarily due to an increase in average same store occupancy, partially offset by higher operating expenses, net of reimbursements.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the year ended December 31, 2014	$934,691	$354,193	$201,571
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(103,496)	(9,726)	(6,174)
Cash basis same store EBITDA for the year ended December 31, 2014	$831,195	$344,467	$195,397

Same store EBITDA for the year ended December 31, 2013	$892,357	$362,948	$198,289
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(119,625)	(10,198)	(7,346)
Cash basis same store EBITDA for the year ended December 31, 2013	$772,732	$352,750	$190,943

Increase (decrease) in Cash basis same store EBITDA -
Year ended December 31, 2014 vs. December 31, 2013	$58,463	$(8,283)	$4,454

% increase (decrease) in Cash basis same store EBITDA	7.6%	(2.3%)	2.3%

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $2,669,269,000 in the year ended December 31, 2013, compared to $2,649,217,000 in the year ended December 31, 2012, an increase of $20,052,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

						Retail
Increase (decrease) due to:	Total		New York		Washington, DC	Properties		Other
Property rentals:
Acquisitions and other	$64,524		$75,004		$462	$(10,369)		$(573)
Properties placed into / taken out of
service for redevelopment	(2,782)		(1,138)		(2,333)	735		(46)
Same store operations	28,589		32,602		(15,267)	2,850		8,404
	90,331		106,468		(17,138)	(6,784)		7,785

Tenant expense reimbursements:
Acquisitions and other	1,287		2,715		(604)	(1,728)		904
Properties placed into / taken out of
service for redevelopment	67		(402)		193	374		(98)
Same store operations	20,738		8,385		2,443	3,939		5,971
	22,092		10,698		2,032	2,585		6,777

Cleveland Medical Mart development project	(198,865)	(1)	-		-	-		(198,865)	(1)

Fee and other income:
BMS cleaning fees	(1,079)		(9,208)		-	-		8,129	(2)
Signage revenue	11,974		11,974		-	-		-
Management and leasing fees	2,788		4,177		1,691	(1,567)		(1,513)
Lease termination fees	90,136		25,333	(3)	983	59,793	(4)	4,027	(5)
Other income	2,675		1,995		(435)	(158)		1,273
	106,494		34,271		2,239	58,068		11,916

Total increase (decrease) in revenues	$20,052		$151,437		$(12,867)	$53,869		$(172,387)

(1)	Due to the completion of the project. This decrease in revenue is substantially offset by a decrease in development costs expensed in the period. See note (3) on page 64.

(2)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 64.

(3)	Primarily due to a $19,500 termination fee from a tenant at 1290 Avenue of the Americas recognized during the third quarter of 2013.

(4)	Results primarily from $59,599 of income recognized in the first quarter of 2013 pursuant to a settlement with Stop & Shop.

(5)	Primarily due to $3,000 in 2013 from the termination of our subsidiaries' agreements with Cuyahoga County to operate the Cleveland Medical Mart Convention Center.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,819,009,000 in the year ended December 31, 2013, compared to $1,921,425,000 in the year ended December 31, 2012, a decrease of $102,416,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)
					Retail
(Decrease) increase due to:	Total		New York	Washington, DC	Properties	Other
Operating:
Acquisitions and other	$23,791		$26,583	$-	$(1,209)	$(1,583)
Properties placed into / taken out of
service for redevelopment	(5,445)		(1,933)	(992)	(1,382)	(1,138)
Non-reimbursable expenses, including
bad-debt reserves	928		(3,366)	-	1,470	2,824
BMS expenses	(4,151)		(7,889)	-	-	3,738	(2)
Same store operations	26,945		20,812	2,045	4,747	(659)
	42,068		34,207	1,053	3,626	3,182

Depreciation and amortization:
Acquisitions and other	39,154		41,047	-	(1,519)	(374)
Properties placed into / taken out of
service for redevelopment	(16,216)		(552)	(16,177)	513	-
Same store operations	2,758		(2,955)	2,369	1,612	1,732
	25,696		37,540	(13,808)	606	1,358

General and administrative:
Mark-to-market of deferred compensation
plan liability (1)	3,827		-	-	-	3,827
Non-same store	9,244		-	-	-	9,244
Same store operations	(6,913)		3,188	385	(4,662)	(5,824)
	6,158		3,188	385	(4,662)	7,247

Cleveland Medical Mart development project	(194,409)	(3)	-	-	-	(194,409)	(3)

Impairment losses, acquisition related costs
and tenant buy-outs	18,071		-	-	10,600	7,471

Total (decrease) increase in expenses	$(102,416)		$74,935	$(12,370)	$10,170	$(175,151)

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(2)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 63.

(3)	Due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (1) on page 63.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

(Loss) Income Applicable to Toys

In the year ended December 31, 2013, we recognized a net loss of $362,377,000 from our investment in Toys, comprised of (i) $128,919,000 for our share of Toys’ net loss and (ii) $240,757,000 non-cash impairment losses, partially offset by (iii) $7,299,000 of management fee income.  In the year ended December 31, 2012, we recognized net income of $14,859,000 from our investment in Toys, comprised of (i) $45,267,000 for our share of Toys’ net income and (ii) $9,592,000 of management fee income, partially offset by a (iii) $40,000,000 non-cash impairment loss.

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

At December 31, 2013, we estimated that the fair value of our investment in Toys was approximately $80,062,000 ($83,224,000 including $3,162,000 for our share of Toys’ accumulated other comprehensive income), or $162,215,000 less than the carrying amount after recognizing our share of Toys’ third quarter net loss in our fourth quarter.  In determining the fair value of our investment, we considered, among other inputs, a December 31, 2013 third-party valuation of Toys.  As of December 31, 2013, we have concluded that the decline in the value of our investment was “other-than-temporary” based on, among other factors, Toys’ 2013 holiday sales results, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized an additional non-cash impairment loss of $162,215,000 in the fourth quarter of 2013.

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2013 and 2012.

	Percentage	For the Year Ended
	Ownership at	December 31,
(Amounts in thousands)	December 31, 2013	2013	2012
Equity in Net Income (Loss):
Alexander's (1)	32.4%	$24,402	$218,391
India real estate ventures	4.1%-36.5%	(3,533)	(5,008)
Partially owned office buildings (2)	Various	(4,212)	(3,770)
Other investments(3) (4)	Various	(10,817)	103,644
LNR (5)	n/a	18,731	66,270
Lexington (6)	n/a	(979)	28,740
		$23,592	$408,267

(1)		2012 includes $186,357 of income comprised of (i) a $179,934 net gain and (ii) $6,423 of commissions in connection with the sale of real estate.

(2)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(3)		Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

(4)

2012 includes $105,366 of income from Independence Plaza comprised of (i) $60,396 from the accelerated amortization of discount on investment in the subordinated debt of the property and (ii) a $44,970 purchase price fair value adjustment from the exercise of a warrant to acquire 25% of the equity interest in the property.

(5)		On April 19, 2013, LNR was sold.

(6)

2012 includes a $28,763 net gain resulting primarily from Lexington's stock issuances. In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Income from Real Estate Fund

Below are the components of the income from our Real Estate Fund for the years ended December 31, 2013 and 2012.

(Amounts in thousands)	For the Year Ended December 31,
	2013	2012
Net investment income	$8,943	$8,575
Net realized gains	8,184	-
Net unrealized gains	85,771	55,361
Income from Real Estate Fund	102,898	63,936
Less income attributable to noncontrolling interests	(53,427)	(39,332)
Income from Real Estate Fund attributable to Vornado (1)	$49,471	$24,604
___________________________________

(1)

Excludes management and leasing fees of $2,992 and $3,278 in the years ended December 31, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Loss, net

Interest and other investment loss, net was a loss of $24,876,000 in the year ended December 31, 2013, compared to a loss of  $261,179,000 in the year ended December 31, 2012, a decrease in loss of $236,303,000. This decrease resulted from:

(Amounts in thousands)
Non-cash impairment loss on J.C. Penney common shares ($39,487 in 2013, compared to
$224,937 in 2012)	$185,450
J.C. Penney derivative position ($33,487 mark-to-market loss in 2013, compared to a $75,815
mark-to-market loss in 2012)	42,328
Higher interest on mezzanine loans receivable	5,634
Increase in the value of investments in our deferred compensation plan (offset by a corresponding
increase in the liability for plan assets in general and administrative expenses)	3,827
Lower dividends and interest on marketable securities	(533)
Other, net	(403)
$236,303

Interest and Debt Expense

Interest and debt expense was $481,304,000 in the year ended December 31, 2013, compared to $484,794,000 in the year ended December 31, 2012, a decrease of $3,490,000.  This decrease was primarily due to (i) $25,502,000 of higher capitalized interest and (ii) $4,738,000 of interest savings from the restructuring of the Skyline properties mortgage loan in the fourth quarter of 2013, partially offset by (iii) interest expense of $12,319,000 from the financing of the retail condominium at 666 Fifth Avenue in the first quarter of 2013, (iv) an $8,436,000 prepayment penalty in connection with the refinancing of Eleven Penn Plaza, and (v) interest expense of $6,855,000 from the financing of 1290 Avenue of the Americas in the fourth quarter of 2012.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $3,407,000 in year ended December 31, 2013 (comprised primarily of net gains from the sale of marketable securities, land parcels (including Harlem Park), and residential condominiums aggregating $58,245,000, partially offset by a $54,914,000 net loss on sale of J.C. Penney common shares), compared to $13,347,000, in the year ended December 31, 2012 (comprised of net gains from the sale of marketable securities, land parcels and residential condominiums).

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Income Tax Benefit (Expense)

Income tax benefit (expense) was a benefit of $6,406,000 in the year ended December 31, 2013, compared to an expense of $8,132,000 in the year ended December 31, 2012 a decrease in expense of $14,538,000. This decrease resulted primarily from a reversal of previously accrued deferred tax liabilities in the current year due to a change in the effective tax rate resulting from an amendment of the Washington, DC Unincorporated Business Tax Statute.

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the years ended December 31, 2013 and 2012.

	For the Year Ended December 31,
(Amounts in thousands)	2013	2012

Total revenues	$129,860	$264,878
Total expenses	79,458	190,450
	50,402	74,428
Net gains on sales of real estate	414,502	245,799
Impairment losses	(18,170)	(119,439)
Gain on sale of Canadian Trade Shows, net of $11,448 of income taxes	-	19,657
Income from discontinued operations	$446,734	$220,445

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $63,952,000 in the year ended December 31, 2013, compared to $32,018,000 in the year ended December 31, 2012, an increase of $31,934,000.  This increase resulted primarily from (i) $14,095,000 of higher net income allocated to the noncontrolling interests of our Real Estate Fund, (ii) $13,222,000 of lower income in the prior year resulting from a priority return on our investment in 1290 Avenue of the Americas and 555 California Street, and (iii) $2,909,000 of income allocated to the noncontrolling interest for its share of the net gain on sale of a retail property in Tampa, Florida.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $23,659,000 in the year ended December 31, 2013, compared to $35,327,000 in the year ended December 31, 2012, a decrease of $11,668,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Unit Distributions of the Operating Partnership

Preferred unit distributions of the Operating Partnership were $1,158,000 in the year ended December 31, 2013, compared to $9,936,000 in the year ended December 31, 2012, a decrease of $8,778,000.  This decrease resulted primarily from the redemption of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013, and the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units in July 2012.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Preferred Share Dividends

Preferred share dividends were $82,807,000 in the year ended December 31, 2013, compared to $76,937,000 in the year ended December 31, 2012, an increase of $5,870,000.  This increase resulted from the issuance of $300,000,000 of 5.70% Series K cumulative redeemable preferred shares in July 2012 and $300,000,000 of 5.40% Series L cumulative redeemable preferred shares in January 2013, partially offset by the redemption of $262,500,000 of 6.75% Series F and Series H cumulative redeemable preferred shares in February 2013 and $75,000,000 of 7.0% Series E cumulative redeemable preferred shares in August 2012.

Preferred Unit and Share Redemptions

In the year ended December 31, 2013, we recognized $1,130,000 of expense in connection with preferred unit and share redemptions, comprised of $9,230,000 of expense from the redemption of the 6.75% Series F and Series H cumulative redeemable preferred shares in February 2013, partially offset by an $8,100,000 discount from the redemption of all of the 6.875% Series D-15 cumulative redeemable preferred units in May 2013. In the year ended December 31, 2012, we recognized an $8,948,000 discount primarily from the redemption of all of the 7.0% Series D-10 and 6.75% Series D-14 cumulative redeemable preferred units.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Same Store EBITDA

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the year ended December 31, 2013, compared to the year ended December 31, 2012.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the year ended December 31, 2013	$1,079,682	$341,223	$541,017
Add-back:
Non-property level overhead expenses included above	29,206	27,630	18,992
Less EBITDA from:
Acquisitions	(67,613)	-	-
Dispositions, including net gains on sale	(160,232)	(150)	(300,995)
Properties taken out-of-service for redevelopment	(20,050)	(4,457)	(5,089)
Other non-operating income	(27,418)	(1,129)	(41,741)
Same store EBITDA for the year ended December 31, 2013	$833,575	$363,117	$212,184

EBITDA for the year ended December 31, 2012	$1,017,859	$532,412	$200,526
Add-back:
Non-property level overhead expenses included above	26,096	27,237	23,654
Less EBITDA from:
Acquisitions	(4,131)	-	-
Dispositions, including net gains on sale	(221,076)	(176,052)	(8,576)
Properties taken out-of-service for redevelopment	(20,056)	(9,319)	(1,394)
Other non-operating income	(6,790)	(838)	(4,519)
Same store EBITDA for the year ended December 31, 2012	$791,902	$373,440	$209,691

Increase (decrease) in same store EBITDA -
Year ended December 31, 2013 vs. December 31,2012(1)	$41,673	$(10,323)	$2,493

% increase (decrease) in same store EBITDA	5.3%	(2.8%)	1.2%

(1) See notes on following page.

Results of Operations – Year Ended December 31, 2013 Compared to December 31, 2012 - continued

Notes to preceding tabular information:

New York:

The $41,673,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail of $29,693,000 and $9,229,000, respectively.  The Office increase resulted primarily from higher (i) rental revenue of $13,983,000 (primarily due to a $1.85 increase in average annual rents per square foot) and (ii) signage revenue and management and leasing fees of $16,037,000. The Retail increase resulted primarily from higher rental revenue of $10,414,000, (primarily due to a $9.35 increase in average annual rents per square foot).

Washington, DC:

The $10,323,000 decrease in Washington, DC same store EBITDA resulted primarily from lower rental revenue of $15,267,000, primarily due to a 330 basis point decrease in office average same store occupancy to 82.8% from 86.1%, a significant portion of which resulted from the effects of BRAC related move-outs and the sluggish leasing environment in the Washington, DC / Northern Virginia area (see page 47 for details).

Retail Properties:

The $2,493,000 increase in Retail Properties same store EBITDA resulted primarily from higher rental revenue of $2,847,000, due to a 70 basis point increase in average same store occupancy to 94.2% from 93.5%, and a $0.23 increase in average annual rents per square foot.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the year ended December 31, 2013	$833,575	$363,117	$212,184
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(105,981)	(10,181)	(7,902)
Cash basis same store EBITDA for the year ended December 31, 2013	$727,594	$352,936	$204,282

Same store EBITDA for the year ended December 31, 2012	$791,902	$373,440	$209,691
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(115,711)	(6,484)	(9,039)
Cash basis same store EBITDA for the year ended December 31, 2012	$676,191	$366,956	$200,652

Increase (decrease) in Cash basis same store EBITDA -
Year ended December 31, 2013 vs. December 31, 2012	$51,403	$(14,020)	$3,630

% increase (decrease) in Cash basis same store EBITDA	7.6%	(3.8%)	1.8%

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2014 and 2013

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended December 31, 2014 and 2013.

(Amounts in thousands)	For the Three Months Ended December 31, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$679,101	$400,159		$133,506		$83,478		$-	$61,958
Total expenses	476,146	243,739		92,720		49,329		-	90,358
Operating income (loss)	202,955	156,420		40,786		34,149		-	(28,400)
Income from partially owned
entities, including Toys	19,295	4,329		1,248		480		606	12,632
Income from Real Estate Fund	20,616	-		-		-		-	20,616
Interest and other investment
income, net	9,947	1,822		90		9		-	8,026
Interest and debt expense	(126,102)	(48,457)		(18,703)		(14,453)		-	(44,489)
Net gain on disposition of wholly
owned and partially owned assets	363	-		-		-		-	363
Income (loss) before income taxes	127,074	114,114		23,421		20,185		606	(31,252)
Income tax expense	(2,644)	(1,308)		(196)		(146)		-	(994)
Income (loss) from continuing
operations	124,430	112,806		23,225		20,039		606	(32,246)
Income from discontinued
operations	451,556	445,762		-		5,794		-	-
Net income (loss)	575,986	558,568		23,225		25,833		606	(32,246)
Less net income attributable to
noncontrolling interests	(42,383)	(1,423)		-		(5)		-	(40,955)
Net income (loss) attributable to
Vornado	533,603	557,145		23,225		25,828		606	(73,201)
Interest and debt expense(2)	143,674	61,809		21,979		15,597		-	44,289
Depreciation and amortization(2)	155,921	83,199		37,486		17,046		-	18,190
Income tax expense(2)	2,759	1,326		200		146		-	1,087
EBITDA(1)	$835,957	$703,479	(3)	$82,890	(4)	$58,617	(5)	$606	$(9,635)	(6)

_________________________

See notes on pages 73 and 74.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2014 and 2013 - continued

(Amounts in thousands)	For the Three Months Ended December 31, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$649,403	$370,040		$134,509		$79,009		$-	$65,845
Total expenses	475,446	222,117		89,095		66,448		-	97,786
Operating income (loss)	173,957	147,923		45,414		12,561		-	(31,941)
(Loss) income from partially owned
entities, including Toys	(293,165)	1,507		(423)		585		(293,066)	(1,768)
Income from Real Estate Fund	28,951	-		-		-		-	28,951
Interest and other investment
income, net	8,196	1,418		30		8		-	6,740
Interest and debt expense	(120,625)	(56,538)		(18,927)		(13,339)		-	(31,821)
Net gain on disposition of wholly
owned and partially owned assets	23,988	-		-		-		-	23,988
(Loss) income before income taxes	(178,698)	94,310		26,094		(185)		(293,066)	(5,851)
Income tax benefit (expense)	12,578	(1,496)		15,980		(831)		-	(1,075)
(Loss) income from continuing
operations	(166,120)	92,814		42,074		(1,016)		(293,066)	(6,926)
Income (loss) from discontinued
operations	127,361	135,528		-		(8,349)		-	182
Net (loss) income	(38,759)	228,342		42,074		(9,365)		(293,066)	(6,744)
Less net (income) loss attributable to
noncontrolling interests	(9,760)	(1,268)		-		14		-	(8,506)
Net (loss) income attributable to
Vornado	(48,519)	227,074		42,074		(9,351)		(293,066)	(15,250)
Interest and debt expense(2)	207,424	73,066		22,416		14,503		62,239	35,200
Depreciation and amortization(2)	183,685	73,694		36,610		19,721		31,446	22,214
Income tax expense (benefit)(2)	8,270	1,558		(17,841)		831		22,573	1,149
EBITDA(1)	$350,860	$375,392	(3)	$83,259	(4)	$25,704	(5)	$(176,808)	$43,313	(6)

_________________________

See notes on pages 73 and 74.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2014 and 2013 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.
		For the Three Months Ended December 31,
	(Amounts in thousands)	2014	2013
	Office(a)	$604,982	$283,092
	Retail(b)	75,959	69,414
	Alexander's (c)	10,658	11,069
	Hotel Pennsylvania	11,880	11,817
	Total New York	$703,479	$375,392

	(a)

2014 and 2013 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $445,464 and $135,064, respectively. Excluding these items, EBITDA was $159,518 and $148,028, respectively.

	(b)

2014 and 2013 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $464 and $484, respectively. Excluding these items, EBITDA was $75,495 and $68,930, respectively.

	(c)

2014 and 2013 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating $171 and $730, respectively. Excluding these items, EBITDA was $10,487 and $10,339, respectively.

(4)	The elements of "Washington, DC" EBITDA are summarized below.
		For the Three Months Ended December 31,
	(Amounts in thousands)	2014	2013
	Office, excluding the Skyline Properties	$66,641	$65,910
	Skyline properties	5,880	6,953
	Total Office	72,521	72,863
	Residential	10,369	10,396
	Total Washington, DC	$82,890	$83,259

(5)	The elements of "Retail Properties" EBITDA are summarized below.
		For the Three Months Ended December 31,
	(Amounts in thousands)	2014	2013
	Strip shopping centers(a)	$40,623	$21,547
	Regional malls(b)	17,994	4,157
	Total Retail properties	$58,617	$25,704

	(a)

2014 and 2013 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating net gains of $4,133 and net losses of $14,563, respectively. Excluding these items, EBITDA was $36,490 and $36,110, respectively.

	(b)

2014 and 2013 includes EBITDA from discontinued operations, net gains on sale of real estate and other items that affect comparability, aggregating to net income in 2014 of $2,315 and to a net loss of $10,184 in 2013. Excluding these items, EBITDA was $15,679 and $14,341, respectively.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2014 and 2013 - continued

	Notes to preceding tabular information:

(6)	The elements of "other" EBITDA from continuing operations are summarized below.
		For the Three Months
	(Amounts in thousands)	Ended December 31,
		2014	2013
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,380	$2,015
	Net realized/unrealized gains on investments	4,646	6,574
	Carried interest	3,079	6,256
	Total	9,105	14,845
	The Mart and trade shows	18,598	20,038
	555 California Street	13,278	10,296
	India real estate ventures	1,860	1,133
	Other investments	3,445	4,774
		46,286	51,086
	Corporate general and administrative expenses(a)	(22,977)	(23,850)
	Investment income and other, net(a)	8,901	7,372
	Acquisition and transaction related costs, and impairment losses(b)	(18,376)	(18,088)
	Our share of debt satisfaction gains and net gains on sale of real estate
	of partially owned entities	13,000	-
	Our share of impairment losses of partially owned entities	(5,771)	-
	Net gain on sale of land parcels and residential condominiums	363	23,988
	Severance costs (primarily reduction in force at the Mart)	-	(1,338)
	Net (income) loss attributable to noncontrolling interests in the Operating Partnership	(31,049)	4,155
	Preferred unit distributions of the Operating Partnership	(12)	(12)
		$(9,635)	$43,313

	(a)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $3,425 and $4,429 for the three months ended December 31, 2014 and 2013, respectively.

	(b)	The three months ended December 31, 2014, includes $5,612 of transaction costs related to the spin-off of our strip shopping centers and malls.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2014 and 2013 - continued

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region (excluding discontinued operations, other gains and losses that affect comparability and our Toys and Other Segments).

	For the Three Months
	Ended December 31,
	2014	2013
Region:
New York City metropolitan area	76%	74%
Washington, DC / Northern Virginia area	22%	23%
Puerto Rico	1%	2%
Other geographies	1%	1%
	100%	100%

Supplemental Information – continued

Three Months Ended December 31, 2014 Compared to December 31, 2013

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store EBITDA on a cash basis (which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments).  We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the three months ended December 31, 2014, compared to the three months ended December 31, 2013.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended December 31, 2014	$703,479	$82,890	$58,617
Add-back:
Non-property level overhead expenses included above	6,055	6,866	3,757
Less EBITDA from:
Acquisitions	(9,711)	-	-
Dispositions, including net gains on sale	(445,928)	(1,785)	(5,562)
Properties taken out-of-service for redevelopment	(8,761)	(47)	(574)
Other non-operating (income) expense	(2,467)	(1,336)	(7,869)
Same store EBITDA for the three months ended December 31, 2014	$242,667	$86,588	$48,369

EBITDA for the three months ended December 31, 2013	$375,392	$83,259	$25,704
Add-back:
Non-property level overhead expenses included above	7,318	6,848	4,168
Less EBITDA from:
Acquisitions	(4,525)	-	-
Dispositions, including net gains on sale	(135,548)	(33)	5,681
Properties taken out-of-service for redevelopment	(5,269)	(1,124)	(749)
Other non-operating (income) expense	(2,442)	(316)	12,656
Same store EBITDA for the three months ended December 31, 2013	$234,926	$88,634	$47,460

Increase (decrease) in GAAP basis same store EBITDA -
Three months ended December 31, 2014 vs. December 31, 2013	$7,741	$(2,046)	$909

% increase (decrease) in same store EBITDA	3.3%	(2.3%)	1.9%

Supplemental Information – continued

Three Months Ended December 31, 2014 Compared to December 31, 2013 - continued

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the three months ended December 31, 2014	$242,667	$86,588	$48,369
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(24,299)	(3,142)	(700)
Cash basis same store EBITDA for the three months ended
December 31, 2014	$218,368	$83,446	$47,669

Same store EBITDA for the three months ended December 31, 2013	$234,926	$88,634	$47,460
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(33,195)	(1,909)	(927)
Cash basis same store EBITDA for the three months ended
December 31, 2013	$201,731	$86,725	$46,533

Increase (decrease) in Cash basis same store EBITDA -
Three months ended December 31, 2014 vs. December 31, 2013	$16,637	$(3,279)	$1,136

% increase (decrease) in Cash basis same store EBITDA	8.2%	(3.8%)	2.4%

Supplemental Information – continued

Three Months Ended December 31, 2014 Compared to September 30, 2014

Below is the reconciliation of Net Income to EBITDA for the three months ended September 30, 2014.

(Amounts in thousands)	New York	Washington, DC	Retail Properties
Net income attributable to Vornado for the three months ended
September 30, 2014	$112,381	$24,955	$85,198
Interest and debt expense	58,010	22,208	11,205
Depreciation and amortization	79,446	36,411	15,256
Income tax expense	746	145	525
EBITDA for the three months ended September 30, 2014	$250,583	$83,719	$112,184

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the three months ended December 31, 2014, compared to the three months ended September 30, 2014.

(Amounts in thousands)	New York	Washington, DC	Retail Properties

EBITDA for the three months ended December 31, 2014	$703,479	$82,890	$58,617
Add-back:
Non-property level overhead expenses included above	6,055	6,866	3,757
Less EBITDA from:
Acquisitions	(4,191)	-	-
Dispositions, including net gains on sale	(445,929)	(1,785)	(5,562)
Properties taken out-of-service for redevelopment	(8,761)	(47)	(574)
Other non-operating income	(2,467)	(1,336)	(7,869)
Same store EBITDA for the three months ended December 31, 2014	$248,186	$86,588	$48,369

EBITDA for the three months ended September 30, 2014	$250,583	$83,719	$112,184
Add-back:
Non-property level overhead expenses included above	7,986	6,454	4,163
Less EBITDA from:
Acquisitions	50	-	-
Dispositions, including net gains on sale	(5,851)	(73)	(60,273)
Properties taken out-of-service for redevelopment	(5,897)	(400)	(618)
Other non-operating income	(3,078)	(421)	(7,379)
Same store EBITDA for the three months ended September 30, 2014	$243,793	$89,279	$48,077

Increase (decrease) in same store EBITDA -
Three months ended December 31, 2014 vs. September 30, 2014	$4,393	$(2,691)	$292

% increase (decrease) in same store EBITDA	1.8%	(3.0%)	0.6%

Supplemental Information – continued

Three Months Ended December 31, 2014 Compared to September 30, 2014 - continued

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC	Retail Properties

Same store EBITDA for the three months ended December 31, 2014	$248,186	$86,588	$48,369
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(25,692)	(3,142)	(700)
Cash basis same store EBITDA for the three months ended
December 31, 2014	$222,494	$83,446	$47,669

Same store EBITDA for the three months ended September 30, 2014	$243,793	$89,279	$48,077
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(31,353)	(2,918)	(743)
Cash basis same store EBITDA for the three months ended
September 30, 2014	$212,440	$86,361	$47,334

Increase (decrease) in Cash basis same store EBITDA -
Three months ended December 31, 2014 vs. September 30, 2014	$10,054	$(2,915)	$335

% increase (decrease) in Cash basis same store EBITDA	4.7%	(3.4%)	0.7%

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

On January 15, 2015, we completed the spin-off of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE and the transfer of all of the employees responsible for the management and leasing of those assets.   In addition, we entered into agreements with UE to provide management and leasing services, on our behalf, for Alexander’s Rego Park retail assets.  Fees for these services are similar to the fees we are receiving from Alexander’s as described in Note 6 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2014, Interstate and its partners beneficially owned an aggregate of approximately 6.6% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.  We earned $535,000, $606,000, and $794,000 of management fees under the agreement for the years ended December 31, 2014, 2013 and 2012.

On January 15, 2015, we completed the spin-off of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE and the transfer of all of the employees responsible for the management and leasing of those assets.   In addition, we entered into agreements with UE to provide management and leasing services, on our behalf, for Interstate’s properties.   Fees for these services are similar to the fees we are receiving from Interstate described above.

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

Dividends

On January 21, 2015, we declared a quarterly common dividend of $0.63 per share (an indicated annual rate of $2.52 per common share).  This dividend, if continued for all of 2015, would require us to pay out approximately $474,000,000 of cash for common share dividends.  In addition, during 2015, we expect to pay approximately $82,000,000 of cash dividends on outstanding preferred shares and approximately $29,000,000 of cash distributions to unitholders of the Operating Partnership.

Financing Activities and Contractual Obligations

We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”  We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB.  Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.  As of December 31, 2014, we are in compliance with all of the financial covenants required by our senior unsecured notes and our revolving credit facilities.

As of December 31, 2014, we had $1,198,477,000 of cash and cash equivalents and $2,460,448,000 of borrowing capacity under our revolving credit facilities, net of outstanding borrowings and letters of credit of $0 and $39,552,000, respectively.  A summary of our consolidated debt as of December 31, 2014 and 2013 is presented below.

	2014		2013
(Amounts in thousands)		Weighted		Weighted
	December 31,	Average	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Balance	Interest Rate
Variable rate	$1,840,769	2.20%	$1,064,730	2.01%
Fixed rate	9,058,090	4.37%	8,913,988	4.73%
	$10,898,859	4.00%	$9,978,718	4.44%

During 2015, $742,712,000 of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our revolving credit facilities.  We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Below is a schedule of our contractual obligations and commitments at December 31, 2014.

(Amounts in thousands)		Less than
Contractual cash obligations (principal and interest(1)):	Total	1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$11,501,953	$809,644	$2,798,399	$1,784,666	$6,109,244
Operating leases	1,450,782	39,925	80,836	77,912	1,252,109
Senior unsecured notes due 2019	500,625	11,250	22,500	466,875	-
Senior unsecured notes due 2022	540,833	20,000	40,000	40,000	440,833
Senior unsecured notes due 2015	505,313	505,313	-	-	-
Capital lease obligations	397,292	12,500	25,000	25,000	334,792
Purchase obligations, primarily construction commitments	664,728	332,364	332,364	-	-
Total contractual cash obligations	$15,561,526	$1,730,996	$3,299,099	$2,394,453	$8,136,978

Commitments:
Capital commitments to partially owned entities	$104,050	$90,277	$13,773	$-	$-
Standby letters of credit	39,552	39,552	-	-	-
Total commitments	$143,602	$129,829	$13,773	$-	$-
________________________
(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2014.

Details of 2014 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2013 financing activities are discussed below.

Secured Debt

On February 20, 2013, we completed a $390,000,000 financing of the retail condominium located at 666 Fifth Avenue at 53rd Street, which we had acquired in December 2012.  The 10-year fixed-rate interest only loan bears interest at 3.61%.  This property was previously unencumbered.  The net proceeds from this financing were approximately $387,000,000.

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

Acquisitions and Investments

Details of 2014 acquisitions and investments are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2013 acquisitions and investments are discussed below.

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

655 Fifth Avenue

On October 4, 2013, we acquired a 92.5% interest in 655 Fifth Avenue, a 57,500 square foot retail and office property located at the northeast corner of Fifth Avenue and 52nd Street in Manhattan, for $277,500,000 in cash.

220 Central Park South

On October 15, 2013, we acquired, for $194,000,000 in cash, land and air rights for 137,000 zoning square feet thereby completing the assemblage for our 220 Central Park South development site in Manhattan.

Other

In addition to the above, during 2013, we acquired three Manhattan street retail properties, in separate transactions, for an aggregate of $65,300,000.

Liquidity and Capital Resources – continued

Certain Future Cash Requirements

Capital Expenditures

The following table summarizes anticipated 2015 capital expenditures.

(Amounts in millions, except square foot data)	Total	New York		Washington, DC	Other (2)
Expenditures to maintain assets	$130.0	$60.0	(1)	$27.0	$43.0
Tenant improvements	155.0	54.0		88.0	13.0
Leasing commissions	38.0	24.0		12.0	2.0
Total capital expenditures and leasing
commissions	$323.0	$138.0		$127.0	$58.0

Square feet budgeted to be leased
(in thousands)		1,200		1,800
Weighted average lease term (years)		10		8
Tenant improvements and leasing commissions:
Per square foot		$65.00		$55.00
Per square foot per annum		$6.50		$6.85

(1)	Includes $15.0 related to 2014 that is expected to be expended in 2015.

(2)	Primarily The Mart and 555 California Street.

The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT’) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units. The incremental development cost of this project was approximately $250,000,000, of which $225,000,000 has been expended as of December 31, 2014. The redevelopment was substantially completed in October 2014 and the transfer of the property to PREIT is expected to be completed no later than March 31, 2015.

We are in the process of redeveloping and substantially expanding the existing retail space at the Marriott Marquis Times Square Hotel, including converting the below grade parking garage into retail, which is expected to be completed by the end of 2015.  Upon completion of the redevelopment, the retail space will include 20,000 square feet on grade and 20,000 square feet below grade.  As part of the redevelopment, we have completed the construction of a six-story, 300 foot wide block front, dynamic LED sign, which was lit for the first time in November 2014. The incremental development cost of this project is approximately $220,000,000, of which $170,000,000 has been expended as of December 31, 2014.

We are constructing a residential condominium tower containing 472,000 zoning square feet on our 220 Central Park South development site. The incremental development cost of this project is approximately $1.0 billion, of which $94,000,000 has been expended as of December 31, 2014. In January 2014, we completed a $600,000,000 loan secured by this site. On August 26, 2014, we obtained a standby commitment for up to $500,000,000 of five-year mezzanine loan financing to fund a portion of the development expenditures at 220 Central Park South.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016. The project will include a 37,000 square foot Whole Foods Market at the base of the building. The incremental development cost of this project is approximately $250,000,000, of which $49,000,000 has been expended as of December 31, 2014.

We plan to redevelop an existing 165,000 square foot office building in Crystal City (2221 S. Clark Street), which we have leased to WeWork, into approximately 250 rental residential units. The incremental development cost of this project is approximately $40,000,000. The redevelopment is expected to be completed in the second half of 2015.

We are in the process of repositioning and re-tenanting 280 Park Avenue (50% owned). Our share of the incremental development cost of this project is approximately $62,000,000, of which $34,700,000 was expended prior to 2014, and $22,000,000 has been expended in 2014.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Penn Plaza District, and in Washington, including 1900 Crystal Drive, Rosslyn and Pentagon City.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Liquidity and Capital Resources – continued

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for NBCR acts.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  For NBCR acts, PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss (16% effective January 1, 2016) and the Federal government is responsible for the remaining 85% of a covered loss (84% effective January 1, 2016).  We are ultimately responsible for any loss incurred by PPIC.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2014, the aggregate dollar amount of these guarantees and master leases is approximately $359,000,000.

At December 31, 2014, $39,552,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of December 31, 2014, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $104,000,000.

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2014

Our cash and cash equivalents were $1,198,477,000 at December 31, 2014, a $615,187,000 increase over the balance at December 31, 2013.  Our consolidated outstanding debt was $10,898,859,000 at December 31, 2014, a $920,141,000 increase over the balance at December 31, 2013.  As of December 31, 2014 and 2013, $0 and $295,870,000, respectively, was outstanding under our revolving credit facilities.  During 2015 and 2016, $742,712,000 and $1,530,311,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $1,135,310,000 was comprised of (i) net income of $1,009,026,000, (ii) return of capital from Real Estate Fund investments of $215,676,000, and (iii) distributions of income from partially owned entities of $96,286,000, partially offset by (iv) $89,536,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net loss of partially owned entities and net gains on sale of real estate and (v) the net change in operating assets and liabilities of $96,142,000, including $3,392,000 related to Real Estate Fund investments.

Net cash used in investing activities of $574,465,000 was comprised of (i) $544,187,000 of development costs and construction in progress, (ii) $279,206,000 of additions to real estate, (iii) $211,354,000 of acquisitions of real estate and other, (iv) $120,639,000 of investments in partially owned entities, and (v) $30,175,000 of investments in mortgage and mezzanine loans receivable and other, partially offset by (vi) $388,776,000 of proceeds from sales of real estate and related investments, (vii) $99,464,000 of changes in restricted cash, (viii) $96,913,000 of proceeds from sales and repayments of mortgages and mezzanine loans receivable and other, and (ix) $25,943,000 of capital distributions from partially owned entities.

Net cash provided by financing activities of $54,342,000 was comprised of (i) $2,428,285,000 of proceeds from borrowings, (ii) $30,295,000 of contributions from noncontrolling interests, and (iii) $19,245,000 of proceeds received from exercise of employee share options, partially offset by (iv) $1,312,258,000 for the repayments of borrowings, (v) $547,831,000 of dividends paid on common shares, (vi) $220,895,000 of distributions to noncontrolling interests, (vii) purchase of marketable securities in connection with the defeasance of mortgage notes payable of $198,884,000, (viii) $81,468,000 of dividends paid on preferred shares, (ix) $58,336,000 of debt issuance and other costs, and (x) $3,811,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

Capital Expenditures for the Year Ended December 31, 2014

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

Liquidity and Capital Resources – continued

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2014.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$107,728	$48,518	$23,425	$16,715	$19,070
Tenant improvements	205,037	143,007	37,842	551	23,637
Leasing commissions	79,636	66,369	5,857	145	7,265
Non-recurring capital expenditures	122,330	64,423	37,798	10,014	10,095
Total capital expenditures and leasing
commissions (accrual basis)	514,731	322,317	104,922	27,425	60,067
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	140,490	67,577	45,084	5,124	22,705
Expenditures to be made in future
periods for the current period	(313,746)	(205,258)	(63,283)	(9,814)	(35,391)
Total capital expenditures and leasing
commissions (cash basis)	$341,475	$184,636	$86,723	$22,735	$47,381

Tenant improvements and leasing commissions:
Per square foot per annum	$5.98	$6.82	$5.70	$1.63	$-
Percentage of initial rent	10.6%	9.1%	14.8%	7.6%	-

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs, until the property is substantially completed and ready for its intended use.

Below is a summary of development and redevelopment expenditures incurred in the year ended December 31, 2014. These expenditures include interest of $62,787,000, payroll of $7,319,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $67,939,000, that were capitalized in connection with the development and redevelopment of these projects.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Mall	$127,467	$-	$-	$127,467	$-
Marriott Marquis Times Square - retail
and signage	112,390	112,390	-	-	-
220 Central Park South	78,059	-	-	-	78,059
330 West 34th Street	41,592	41,592	-	-	-
The Bartlett	38,163	-	38,163	-	-
608 Fifth Avenue	20,377	20,377	-	-	-
Wayne Towne Center	19,740	-	-	19,740	-
7 West 34th Street	11,555	11,555	-	-	-
Other	94,844	27,892	45,482	8,048	13,422
	$544,187	$213,806	$83,645	$155,255	$91,481

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2013

Our cash and cash equivalents were $583,290,000 at December 31, 2013, a $377,029,000 decrease over the balance at December 31, 2012.  Our consolidated outstanding debt was $9,978,718,000 at December 31, 2013, a $1,626,297,000 decrease over the balance at December 31, 2012.

Cash flows provided by operating activities of $1,040,789,000 was comprised of (i) net income of $564,740,000, (ii) $426,643,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net loss of partially owned entities and net gains on sale of real estate, (iii) return of capital from Real Estate Fund investments of $56,664,000, and (iv) distributions of income from partially owned entities of $54,030,000, partially offset by (v) the net change in operating assets and liabilities of $61,288,000, including $37,817,000 related to Real Estate Fund investments.

Net cash provided by investing activities of $722,076,000 was comprised of (i) $1,027,608,000 of proceeds from sales of real estate and related investments, (ii) $378,709,000 of proceeds from sales of, and return of investment in, marketable securities, (iii) $290,404,000 of capital distributions from partially owned entities, (iv) $240,474,000 of proceeds from the sale of LNR, (v) $101,150,000 from the return of the J.C. Penney derivative collateral, and (vi) $50,569,000 of proceeds from sales and repayments of mortgage and mezzanine loans receivable and other, partially offset by (vii) $469,417,000 of development costs and construction in progress, (viii) $260,343,000 of additions to real estate, (ix) $230,300,000 of investments in partially owned entities, (x) $193,417,000 of acquisitions of real estate, (xi) $186,079,000 for the funding of the J.C. Penney derivative collateral and settlement of derivative position, (xii) $26,892,000 of changes in restricted cash, and (xiii) $390,000 of investments in mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $2,139,894,000 was comprised of (i) $3,580,100,000 for the repayments of borrowings, (ii) $545,913,000 of dividends paid on common shares, (iii) $299,400,000 for purchases of outstanding preferred units and shares, (iv) $215,247,000 of distributions to noncontrolling interests, (v) $83,188,000 of dividends paid on preferred shares, (vi) $19,883,000 of debt issuance and other costs, and (vii) $443,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (viii) $2,262,245,000 of proceeds from borrowings, (ix) $290,306,000 of proceeds from the issuance of preferred shares, (x) $43,964,000 of contributions from noncontrolling interests, and (xi) $7,765,000 of proceeds received from exercise of employee share options.

Liquidity and Capital Resources – continued

Capital Expenditures in the year ended December 31, 2013

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$73,130	$34,553	$22,165	$5,664	$10,748
Tenant improvements	120,139	87,275	6,976	12,431	13,457
Leasing commissions	51,476	39,348	4,389	2,113	5,626
Non-recurring capital expenditures	49,441	11,579	37,342	-	520
Total capital expenditures and leasing
commissions (accrual basis)	294,186	172,755	70,872	20,208	30,351
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	155,035	56,345	26,075	5,562	67,053
Expenditures to be made in future
periods for the current period	(150,067)	(91,107)	(36,702)	(14,011)	(8,247)
Total capital expenditures and leasing
commissions (cash basis)	$299,154	$137,993	$60,245	$11,759	$89,157

Tenant improvements and leasing commissions:
Per square foot per annum	$4.33	$5.89	$4.75	$1.33	$-
Percentage of initial rent	9.5%	8.1%	11.9%	6.6%	-

Development and Redevelopment Expenditures in the year ended December 31, 2013

Below is a summary of development and redevelopment expenditures incurred in the year ended December 31, 2013. These expenditures include interest of $42,303,000, payroll of $4,534,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $27,812,000, that were capitalized in connection with the development and redevelopment of these projects.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
220 Central Park South	$243,687	$-	$-	$-	$243,687
Springfield Mall	68,716	-	-	68,716	-
Marriott Marquis Times Square - retail
and signage	40,356	40,356	-	-	-
1290 Avenue of the Americas	13,865	13,865	-	-	-
Other	102,793	31,764	41,701	25,210	4,118
	$469,417	$85,985	$41,701	$93,926	$247,805

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2012

Our cash and cash equivalents were $960,319,000 at December 31, 2012, a $353,766,000 increase over the balance at December 31, 2011.  Our consolidated outstanding debt was $11,605,015,000 at December 31, 2012, a $1,038,979,000 increase from the balance at December 31, 2011.

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

Net cash used in investing activities of $642,262,000 was comprised of (i) $673,684,000 of acquisitions of real estate and other, (ii) $205,652,000 of additions to real estate, (iii) $191,330,000 for the funding of the J.C. Penney derivative collateral, (iv) $156,873,000 of development costs and construction in progress, (v) $134,994,000 of investments in partially owned entities, (vi) $94,094,000 of investments in mortgage and mezzanine loans receivable and other, and (vii) $75,138,000 of changes in restricted cash, partially offset by (viii) $445,683,000 of proceeds from sales of real estate and related investments, (ix) $144,502,000 of capital distributions from partially owned entities, (x) $134,950,000 from the return of the J.C. Penney derivative collateral, (xi) $60,258,000 of proceeds from sales of marketable securities, (xii) $52,504,000 of proceeds from the sale of the Canadian Trade Shows, (xiii) $38,483,000 of proceeds from sales and repayments of mezzanine loans receivable and other, and (xiv) $13,123,000 of proceeds from the repayment of loan to officer.

Net cash provided by financing activities of $170,979,000 was comprised of (i) $3,593,000,000 of proceeds from borrowings, (ii) $290,971,000 of proceeds from the issuance of preferred shares, (iii) $213,132,000 of contributions from noncontrolling interests, and (iv) $11,853,000 of proceeds from exercise of employee share options, partially offset by (v) $2,747,694,000 for the repayments of borrowings, (vi) $699,318,000 of dividends paid on common shares, (vii) $243,300,000 for purchases of outstanding preferred units and shares, (viii) $104,448,000 of distributions to noncontrolling interests, (ix) $73,976,000 of dividends paid on preferred shares, (x) $39,073,000 of debt issuance and other costs, and (xi) $30,168,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

Liquidity and Capital Resources – continued

Capital Expenditures in the year ended December 31, 2012

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Expenditures to maintain assets	$69,912	$27,434	$20,582	$4,676	$17,220
Tenant improvements	169,205	71,572	41,846	9,052	46,735
Leasing commissions	56,203	27,573	11,393	2,368	14,869
Non-recurring capital expenditures	17,198	5,822	10,296	-	1,080
Total capital expenditures and leasing
commissions (accrual basis)	312,518	132,401	84,117	16,096	79,904
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	105,350	41,975	24,370	10,353	28,652
Expenditures to be made in future
periods for the current period	(170,744)	(76,283)	(43,600)	(7,754)	(43,107)
Total capital expenditures and leasing
commissions (cash basis)	$247,124	$98,093	$64,887	$18,695	$65,449

Tenant improvements and leasing commissions:
Per square foot per annum	$4.16	$5.48	$4.86	$1.04	$-
Percentage of initial rent	9.6%	8.8%	12.0%	5.2%	-

Development and Redevelopment Expenditures in the Year Ended December 31, 2012

Below is a summary of development and redevelopment expenditures incurred in the year ended December 31, 2012. These expenditures include interest of $16,801,000, payroll of $1,412,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $23,749,000, that were capitalized in connection with the development and redevelopment of these projects.

				Retail
(Amounts in thousands)	Total	New York	Washington, DC	Properties	Other
Springfield Mall	$18,278	$-	$-	$18,278	$-
1290 Avenue of the Americas	16,778	16,778	-	-	-
Crystal Square 5	15,039	-	15,039	-	-
220 Central Park South	12,191	-	-	-	12,191
Bergen Town Center	11,404	-	-	11,404	-
510 Fifth Avenue	10,206	10,206	-	-	-
Other	72,977	24,576	24,295	23,864	242
	$156,873	$51,560	$39,334	$53,546	$12,433

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

FFO attributable to common shareholders plus assumed conversions was $911,130,000, or $4.83 per diluted share for the year ended December 31, 2014, compared to $641,037,000, or $3.41 per diluted share for the year ended December 31, 2013. FFO attributable to common shareholders plus assumed conversions was a positive $230,143,000, or $1.22 per diluted share for the three months ended December 31, 2014, compared to a negative $6,784,000, or $0.04 per diluted share for the three months ended December 31, 2013.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

	For The Year		For The Three Months
(Amounts in thousands, except per share amounts)	Ended December 31,		Ended December 31,
Reconciliation of our net income (loss) to FFO (negative FFO):	2014	2013	2014	2013
Net income (loss) attributable to Vornado	$864,852	$475,971	$533,603	$(48,519)
Depreciation and amortization of real property	517,493	501,753	129,944	124,611
Net gains on sale of real estate	(507,192)	(411,593)	(449,396)	(127,512)
Real estate impairment losses	26,518	37,170	5,676	32,443
Proportionate share of adjustments to equity in net loss of
Toys, to arrive at FFO:
Depreciation and amortization of real property	21,579	69,741	-	16,506
Net gains on sale of real estate	(760)	-	-	-
Real estate impairment losses	-	6,552	-	456
Income tax effect of above adjustments	(7,287)	(26,703)	-	(5,937)
Proportionate share of adjustments to equity in net income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	96,187	87,529	24,350	25,282
Net gains on sale of real estate	(10,820)	(465)	(10,820)	-
Noncontrolling interests' share of above adjustments	(8,073)	(15,089)	17,127	(3,746)
FFO	992,497	724,866	250,484	13,584
Preferred share dividends	(81,464)	(82,807)	(20,365)	(20,368)
Preferred unit and share redemptions	-	(1,130)	-	-
FFO (negative FFO) attributable to common shareholders	911,033	640,929	230,119	(6,784)
Convertible preferred share dividends	97	108	24	-
FFO (negative FFO) attributable to common shareholders
plus assumed conversions	$911,130	$641,037	$230,143	$(6,784)

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	187,572	186,941	187,776	187,109
Effect of dilutive securities:
Employee stock options and restricted share awards	1,075	768	1,153	-
Convertible preferred shares	43	48	41	-
Denominator for FFO (negative FFO) per diluted share	188,690	187,757	188,970	187,109

FFO (negative FFO) attributable to common shareholders plus
assumed conversions per diluted share	$4.83	$3.41	$1.22	$(0.04)

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2014			2013
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$1,840,769	2.20%	$18,408	$1,064,730	2.01%
Fixed rate	9,058,090	4.37%	-	8,913,988	4.73%
	$10,898,859	4.00%	18,408	$9,978,718	4.44%
Prorata share of debt of non-
consolidated entities (non-recourse):
Variable rate – excluding Toys	$319,387	1.74%	3,194	$196,240	2.09%
Variable rate – Toys	1,199,835	6.47%	11,998	1,179,001	5.45%
Fixed rate (including $674,443 and
$682,484 of Toys debt in 2014 and 2013)	2,754,410	6.43%	-	2,814,162	6.46%
	$4,273,632	6.09%	15,192	$4,189,403	5.97%
Redeemable noncontrolling interests’ share of above			(1,949)
Total change in annual net income			$31,651
Per share-diluted			$0.17

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2014, we have one interest rate cap with a principal amount of $60,000,000 and a weighted average interest rate of 2.36%.  This cap is based on a notional amount of $60,000,000 and caps LIBOR at a rate of 7.00%.  In addition, we have one interest rate swap on a $422,000,000 mortgage loan that swapped the rate from LIBOR plus 1.65% (1.81% at December 31, 2014) to a fixed rate of 4.78% through March 2018.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of December 31, 2014, the estimated fair value of our consolidated debt was $10,936,000,000.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 17, 2015

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)	December 31,	December 31,
ASSETS	2014	2013
Real estate, at cost:
Land	$4,240,009	$4,016,851
Buildings and improvements	13,338,445	12,245,111
Development costs and construction in progress	1,136,344	1,024,714
Leasehold improvements and equipment	130,594	132,270
Total	18,845,392	17,418,946
Less accumulated depreciation and amortization	(3,629,135)	(3,296,717)
Real estate, net	15,216,257	14,122,229
Cash and cash equivalents	1,198,477	583,290
Restricted cash	186,512	262,440
Marketable securities	206,323	191,917
Tenant and other receivables, net of allowance for doubtful accounts of $17,060 and $21,869	124,144	115,862
Investments in partially owned entities	1,246,496	1,166,443
Investment in Toys "R" Us	-	83,224
Real Estate Fund investments	513,973	667,710
Receivable arising from the straight-lining of rents, net of allowance of $3,188 and $4,355	877,486	795,256
Deferred leasing and financing costs, net of accumulated amortization of $300,227 and $259,286	503,384	404,907
Identified intangible assets, net of accumulated amortization of $225,841 and $276,426	276,239	307,436
Assets related to discontinued operations	477,620	874,050
Other assets	421,409	522,460
	$21,248,320	$20,097,224

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable	$9,551,700	$8,331,993
Senior unsecured notes	1,347,159	1,350,855
Revolving credit facility debt	-	295,870
Accounts payable and accrued expenses	499,702	422,276
Deferred revenue	519,280	529,002
Deferred compensation plan	117,284	116,515
Deferred tax liabilities	1,146	1,280
Liabilities related to discontinued operations	211	14,709
Other liabilities	384,676	436,360
Total liabilities	12,421,158	11,498,860
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 11,356,550 and 11,292,038 units outstanding	1,336,780	1,002,620
Series D cumulative redeemable preferred units - 1 unit outstanding	1,000	1,000
Total redeemable noncontrolling interests	1,337,780	1,003,620
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 52,678,939 and 52,682,807 shares	1,277,026	1,277,225
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 187,887,498 and 187,284,688 shares	7,493	7,469
Additional capital	6,873,025	7,143,840
Earnings less than distributions	(1,505,385)	(1,734,839)
Accumulated other comprehensive income	93,267	71,537
Total Vornado shareholders' equity	6,745,426	6,765,232
Noncontrolling interests in consolidated subsidiaries	743,956	829,512
Total equity	7,489,382	7,594,744
	$21,248,320	$20,097,224

See notes to the consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
(Amounts in thousands, except per share amounts)
REVENUES:
Property rentals	$2,110,797	$2,081,115	$1,990,784
Tenant expense reimbursements	329,398	301,167	279,075
Cleveland Medical Mart development project	-	36,369	235,234
Fee and other income	195,745	250,618	144,124
Total revenues	2,635,940	2,669,269	2,649,217
EXPENSES:
Operating	1,064,753	1,030,951	988,883
Depreciation and amortization	536,230	515,724	490,028
General and administrative	185,924	196,267	190,109
Cleveland Medical Mart development project	-	32,210	226,619
Acquisition and transaction related costs, and impairment losses	33,391	43,857	25,786
Total expenses	1,820,298	1,819,009	1,921,425
Operating income	815,642	850,260	727,792
Income from Real Estate Fund	163,034	102,898	63,936
(Loss) income applicable to Toys "R" Us	(73,556)	(362,377)	14,859
Income from partially owned entities	15,425	23,592	408,267
Interest and debt expense	(467,715)	(481,304)	(484,794)
Interest and other investment income (loss), net	38,787	(24,876)	(261,179)
Net gain on disposition of wholly owned and partially owned assets	13,568	3,407	13,347
Income before income taxes	505,185	111,600	482,228
Income tax (expense) benefit	(11,002)	6,406	(8,132)
Income from continuing operations	494,183	118,006	474,096
Income from discontinued operations	514,843	446,734	220,445
Net income	1,009,026	564,740	694,541
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(96,561)	(63,952)	(32,018)
Operating Partnership	(47,563)	(23,659)	(35,327)
Preferred unit distributions of the Operating Partnership	(50)	(1,158)	(9,936)
Net income attributable to Vornado	864,852	475,971	617,260
Preferred share dividends	(81,464)	(82,807)	(76,937)
Preferred unit and share redemptions	-	(1,130)	8,948
NET INCOME attributable to common shareholders	$783,388	$392,034	$549,271

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) from continuing operations, net	$1.59	$(0.14)	$1.83
Income from discontinued operations, net	2.59	2.24	1.12
Net income per common share	$4.18	$2.10	$2.95
Weighted average shares outstanding	187,572	186,941	185,810

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) from continuing operations, net	$1.58	$(0.14)	$1.82
Income from discontinued operations, net	2.57	2.23	1.12
Net income per common share	$4.15	$2.09	$2.94
Weighted average shares outstanding	188,690	187,709	186,530

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012

Net income	$1,009,026	$564,740	$694,541
Other comprehensive income (loss):
Change in unrealized net gain (loss) on securities available-for-sale	14,465	142,281	(283,649)
Amounts reclassified from accumulated other comprehensive income:
Non-cash impairment loss on J.C. Penney common shares	-	-	224,937
Sale of available-for-sale securities	-	(42,404)	(3,582)
Pro rata share of other comprehensive income (loss) of
nonconsolidated subsidiaries	2,509	(22,814)	(31,758)
Change in value of interest rate swap	6,079	18,183	(5,659)
Other	-	533	329
Comprehensive income	1,032,079	660,519	595,159
Less comprehensive income attributable to noncontrolling interests	(145,497)	(94,065)	(70,574)
Comprehensive income attributable to Vornado	$886,582	$566,454	$524,585

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado	-	-	-	-	-	864,852	-	-	864,852
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	96,561	96,561
Dividends on common shares	-	-	-	-	-	(547,831)	-	-	(547,831)
Dividends on preferred shares	-	-	-	-	-	(81,464)	-	-	(81,464)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	271	11	27,262	-	-	-	27,273
Under Omnibus share plan	-	-	304	12	17,428	(3,393)	-	-	14,047
Under dividend reinvestment plan	-	-	17	1	1,803	-	-	-	1,804
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	5,297	5,297
Other	-	-	-	-	-	-	-	32,998	32,998
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(182,964)	(182,964)
Other	-	-	-	-	-	-	-	(4,463)	(4,463)
Transfer of noncontrolling interest
in Real Estate Fund	-	-	-	-	-	-	-	(33,028)	(33,028)
Conversion of Series A preferred
shares to common shares	(4)	(193)	5	-	193	-	-	-	-
Deferred compensation shares
and options	-	-	5	-	5,852	(340)	-	-	5,512
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	14,465	-	14,465
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	2,509	-	2,509
Change in value of interest rate swap	-	-	-	-	-	-	6,079	-	6,079
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(315,276)	-	-	-	(315,276)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(1,323)	-	(1,323)
Other	-	(6)	-	-	(8,077)	(2,370)	-	43	(10,410)
Balance, December 31, 2014	52,679	$1,277,026	187,887	$7,493	$6,873,025	$(1,505,385)	$93,267	$743,956	$7,489,382

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,440	$7,195,438	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income attributable to Vornado	-	-	-	-	-	475,971	-	-	475,971
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	63,952	63,952
Dividends on common shares	-	-	-	-	-	(545,913)	-	-	(545,913)
Dividends on preferred shares	-	-	-	-	-	(82,807)	-	-	(82,807)
Issuance of Series L preferred shares	12,000	290,306	-	-	-	-	-	-	290,306
Redemption of Series F and Series H
preferred shares	(10,500)	(253,269)	-	-	-	-	-	-	(253,269)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	299	12	25,305	-	-	-	25,317
Under Omnibus share plan	-	-	104	23	5,892	(107)	-	-	5,808
Under dividend reinvestment plan	-	-	22	1	1,850	-	-	-	1,851
Upon acquisition of real estate	-	-	128	5	11,456	-	-	-	11,461
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	28,078	28,078
Other	-	-	-	-	-	-	-	15,886	15,886
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(47,268)	(47,268)
Other	-	-	-	-	-	-	-	(133,153)	(133,153)
Conversion of Series A preferred
shares to common shares	(2)	(90)	3	-	90	-	-	-	-
Deferred compensation shares
and options	-	-	(6)	(12)	9,589	(307)	-	-	9,270
Change in unrealized net gain
on securities available-for-sale	-	-	-	-	-	-	142,281	-	142,281
Amounts reclassified related to sale
of available-for-sale securities	-	-	-	-	-	-	(42,404)		(42,404)
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(22,814)	-	(22,814)
Change in value of interest rate swap	-	-	-	-	-	-	18,183	-	18,183
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(108,252)	-	-	-	(108,252)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(5,296)	-	(5,296)
Preferred unit and share
redemptions	-	-	-	-	-	(1,130)	-	-	(1,130)
Deconsolidation of partially
owned entity	-	-	-	-	-	-	-	(165,427)	(165,427)
Consolidation of partially
owned entity	-	-	-	-	-	-	-	16,799	16,799
Other	-	-	-	-	2,472	(7,271)	533	(2,564)	(6,830)
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

							Accumulated
(Amounts in thousands)						Earnings	Other	Non-
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Interests	Equity
Balance, December 31, 2011	42,187	$1,021,660	185,080	$7,373	$7,127,258	$(1,401,704)	$73,729	$680,131	$7,508,447
Net income attributable to Vornado	-	-	-	-	-	617,260	-	-	617,260
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	32,018	32,018
Dividends on common shares	-	-	-	-	-	(699,318)	-	-	(699,318)
Dividends on preferred shares	-	-	-	-	-	(76,937)	-	-	(76,937)
Issuance of Series K preferred shares	12,000	290,971	-	-	-	-	-	-	290,971
Redemption of Series E preferred
shares	(3,000)	(72,248)	-	-	-	-	-	-	(72,248)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	1,121	45	89,717	-	-	-	89,762
Under Omnibus share plan	-	-	434	18	9,521	(16,389)	-	-	(6,850)
Under dividend reinvestment plan	-	-	29	1	2,306	-	-	-	2,307
Upon acquisition of real estate	-	-	64	3	5,121	-	-	-	5,124
Contributions:
Real Estate Fund	-	-	-	-	-	-	-	195,029	195,029
Other	-	-	-	-	-	-	-	18,103	18,103
Distributions:
Real Estate Fund	-	-	-	-	-	-	-	(48,138)	(48,138)
Other	-	-	-	-	-	-	-	(59)	(59)
Conversion of Series A preferred
shares to common shares	(2)	(105)	3	-	105	-	-	-	-
Deferred compensation shares
and options	-	-	4	-	13,527	(473)	-	-	13,054
Change in unrealized net loss
on securities available-for-sale	-	-	-	-	-	-	(283,649)	-	(283,649)
Non-cash impairment loss on
J.C. Penney common shares	-	-	-	-	-	-	224,937	-	224,937
Amounts reclassified related to sale
of available-for-sale securities	-	-	-	-	-	-	(3,582)	-	(3,582)
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(31,758)	-	(31,758)
Change in value of interest rate swap	-	-	-	-	-	-	(5,659)	-	(5,659)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(52,117)	-	-	-	(52,117)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	6,707	-	6,707
Preferred unit and share
redemptions	-	-	-	-	-	8,948	-	-	8,948
Consolidation of partially owned
entity	-	-	-	-	-	-	-	176,132	176,132
Other	-	-	-	-	-	(4,662)	329	(7)	(4,340)
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,440	$7,195,438	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$1,009,026	$564,740	$694,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	583,408	561,998	557,888
Net gains on sale of real estate	(507,192)	(414,502)	(245,799)
Return of capital from Real Estate Fund investments	215,676	56,664	63,762
Net realized and unrealized gains on Real Estate Fund investments	(150,139)	(85,771)	(55,361)
Distributions of income from partially owned entities	96,286	54,030	226,172
Straight-lining of rental income	(82,800)	(69,391)	(69,648)
Equity in net loss (income) of partially owned entities, including Toys “R” Us	58,131	338,785	(423,126)
Amortization of below-market leases, net	(46,786)	(52,876)	(54,359)
Other non-cash adjustments	37,303	41,663	52,082
Impairment losses and tenant buy-outs	26,518	37,170	133,977
Net gain on disposition of wholly owned and partially owned assets	(13,568)	(3,407)	(13,347)
Defeasance cost in connection with the refinancing of mortgage notes payable	5,589	-	-
Losses from the disposition of investment in J.C. Penney	-	72,974	300,752
Gain on sale of Canadian Trade Shows	-	-	(31,105)
Changes in operating assets and liabilities:
Real Estate Fund investments	(3,392)	(37,817)	(262,537)
Tenant and other receivables, net	(8,282)	83,897	(23,271)
Prepaid assets	(8,786)	(2,207)	(10,549)
Other assets	(123,435)	(50,856)	(46,573)
Accounts payable and accrued expenses	44,628	(41,729)	21,595
Other liabilities	3,125	(12,576)	9,955
Net cash provided by operating activities	1,135,310	1,040,789	825,049
Cash Flows from Investing Activities:
Development costs and construction in progress	(544,187)	(469,417)	(156,873)
Additions to real estate	(279,206)	(260,343)	(205,652)
Proceeds from sales of real estate and related investments	388,776	1,027,608	445,683
Acquisitions of real estate and other	(211,354)	(193,417)	(673,684)
Investments in partially owned entities	(120,639)	(230,300)	(134,994)
Restricted cash	99,464	(26,892)	(75,138)
Proceeds from sales and repayments of mortgage and mezzanine loans
receivable and other	96,913	50,569	38,483
Investments in mortgage and mezzanine loans receivable and other	(30,175)	(390)	(94,094)
Distributions of capital from partially owned entities	25,943	290,404	144,502
Proceeds from sales of, and return of investment in, marketable securities	-	378,709	60,258
Proceeds from the sale of LNR	-	240,474	-
Funding of J.C. Penney derivative collateral; and settlement of derivative in 2013	-	(186,079)	(191,330)
Return of J.C. Penney derivative collateral	-	101,150	134,950
Proceeds from the sale of Canadian Trade Shows	-	-	52,504
Proceeds from the repayment of loan to officer	-	-	13,123
Net cash (used in) provided by investing activities	(574,465)	722,076	(642,262)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2014	2013	2012
(Amounts in thousands)
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,428,285	$2,262,245	$3,593,000
Repayments of borrowings	(1,312,258)	(3,580,100)	(2,747,694)
Dividends paid on common shares	(547,831)	(545,913)	(699,318)
Distributions to noncontrolling interests	(220,895)	(215,247)	(104,448)
Purchase of marketable securities in connection with the defeasance of mortgage
notes payable	(198,884)	-	-
Dividends paid on preferred shares	(81,468)	(83,188)	(73,976)
Debt issuance and other costs	(58,336)	(19,883)	(39,073)
Contributions from noncontrolling interests	30,295	43,964	213,132
Proceeds received from exercise of employee share options	19,245	7,765	11,853
Repurchase of shares related to stock compensation agreements and related
tax withholdings	(3,811)	(443)	(30,168)
Purchases of outstanding preferred units and shares	-	(299,400)	(243,300)
Proceeds from the issuance of preferred shares	-	290,306	290,971
Net cash provided by (used in) financing activities	54,342	(2,139,894)	170,979
Net increase (decrease) in cash and cash equivalents	615,187	(377,029)	353,766
Cash and cash equivalents at beginning of period	583,290	960,319	606,553
Cash and cash equivalents at end of period	$1,198,477	$583,290	$960,319

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest (net of amounts capitalized of $53,139, $42,303 and $16,801)	$443,538	$465,260	$491,869
Cash payments for income taxes	$11,696	$9,023	$21,709

Non-Cash Investing and Financing Activities:
Like-kind exchange of real estate:
Acquisitions	$606,816	$66,076	$230,913
Dispositions	(630,352)	(128,767)	(230,913)
Adjustments to carry redeemable Class A units at redemption value	(315,276)	(108,252)	(52,117)
Marketable securities transferred in connection with the defeasance of mortgage
notes payable	198,884	-	-
Defeasance of mortgage notes payable	(193,406)	-	-
Write-off of fully depreciated assets	(121,673)	(77,106)	(177,367)
Accrued capital expenditures included in accounts payable and accrued expenses	100,528	72,042	80,350
Elimination of a mortgage and mezzanine loan asset and liability	59,375	-	-
Transfer of interest in Real Estate Fund to unconsolidated joint venture	(58,564)	-	-
Transfer of noncontrolling interest in Real Estate Fund	(33,028)	-	-
Beverly Connection seller financing	13,620	-	-
Financing assumed in acquisitions	-	79,253	-
Financing transferred in dispositions	-	-	(163,144)
L.A. Mart seller financing	-	-	35,000
Marriott Marquis Times Square - retail and signage capital lease:
Asset (included in development costs and construction in progress)	-	-	240,000
Liability (included in other liabilities)	-	-	(240,000)
Increase in assets and liabilities resulting from the consolidation of partially owned entities:
Real estate, net	-	-	342,919
Notes and mortgages payable	-	-	334,225
Decrease in assets and liabilities resulting from the deconsolidation of discontinued
operations and/or investments that were previously consolidated:
Real estate, net	-	(852,166)	-
Notes and mortgages payable	-	(322,903)	-

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 94.1% of the common limited partnership interest in the Operating Partnership at December 31, 2014.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225 million of cash to Urban Edge Properties (“UE”) (NYSE: UE).  As part of this transaction, we received 5,712,000 UE operating partnership units (5.4% ownership interest).  We are providing transition services to UE for an initial period of up to two years, including information technology, human resources, tax and public reporting.  UE is providing us with leasing and property management services for (i) the Monmouth Mall, (ii) certain small retail properties which did not fit UE’s strategy that we plan to sell, and (iii) our affiliate, Alexander’s, Inc. (NYSE: ALX), Rego Park retail assets.  Steven Roth, our Chairman and Chief Executive Officer is a member of the Board of Trustees of UE.  The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares.  Beginning in the first quarter of 2015, the historical financial results of UE will be reflected in our consolidated financial statements as discontinued operations for all periods presented.

We currently own all or portions of:

New York:

•         20.1 million square feet of Manhattan office space in 31 properties;

•         2.5 million square feet of Manhattan street retail space in 56 properties;

•         Four residential properties containing 1,654 units;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         16.1 million square feet of office space in 59 properties;

•         Seven residential properties containing 2,414 units;

Other Real Estate and Related Investments:

•         The 3.6 million square foot Mart in Chicago;

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

•         Other real estate and related investments.

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

Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment.  Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations.  In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014.  Upon adoption of this standard, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations.  The financial results of our strip shopping centers and malls, which were spun off to UE on January 15, 2015, will be treated as a discontinued operation in the first quarter of 2015.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies - continued

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest and debt expense capitalized during construction of $62,786,000 and $42,303,000 for the years ended December 31, 2014 and 2013, respectively.

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

The table below summarizes impairment losses, acquisition related costs and tenant buy-outs in the years ended December 31, 2014, 2013 and 2012.

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013		2012
Impairment losses	$-	$19,000		$14,538
Acquisition related costs	33,391	24,857	(1)	11,248
	$33,391	$43,857		$25,786

(1)	Includes a $10,949 prepayment penalty in connection with the repayment of the mortgage loan upon the acquisition of 655 Fifth Avenue.

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

Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.  In the years ended December 31, 2014, 2013 and 2012, we recognized non-cash impairment losses on investments in partially owned entities, aggregating $85,459,000, $281,098,000 and $44,936,000, respectively.  Included in these amounts are $75,196,000, $240,757,000 and $40,000,000 of impairment losses related to our investment in Toys in 2014, 2013 and 2012, respectively.

Mortgage and Mezzanine Loans Receivable: We invest in mortgage and mezzanine loans of entities that have significant real estate assets.  These investments are either secured by the real property or by pledges of the equity interests of the entities owning the underlying real estate.  We record these investments at the stated principal amount net of any unamortized discount or premium. We accrete or amortize any discount or premium over the life of the related receivable utilizing the effective interest method or straight-line method, if the result is not materially different.  We evaluate the collectibility of both interest and principal of each of our loans whenever events or changes in circumstances indicate such amounts may not be recoverable. A loan is impaired when it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, to the value of the collateral if the loan is collateral dependent.  Interest on impaired loans is recognized when received in cash.  Mortgage and mezzanine loans receivable are included in “other assets” on our consolidated balance sheets.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Allowance for Doubtful Accounts:  We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  As of December 31, 2014 and 2013, we had $17,060,000 and $21,869,000, respectively, in allowances for doubtful accounts.  In addition, as of December 31, 2014 and 2013, we had $3,188,000 and $4,355,000, respectively, in allowances for receivables arising from the straight-lining of rents.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Derivative Instruments and Hedging Activities:  ASC 815, Derivatives and Hedging, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2014 and 2013, our derivative instruments consisted of an interest rate cap and an interest rate swap.  We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Income Taxes: We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We distribute to our shareholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the years ended December 31, 2014 and 2013, were characterized, for federal income tax purposes, as ordinary income.  Dividend distributions for the year ended December 31, 2012, were characterized, for Federal income tax purposes, as 62.7% ordinary income and 37.3% long-term capital gain.

We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax expense of approximately $10,777,000, $9,608,000 and $20,336,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

At December 31, 2014 and 2013, we had deferred tax assets from our taxable REIT subsidiaries of $94,100,000 and $87,800,000, respectively, against which we have recorded a full valuation allowance because we have not determined that it is more likely than not that we will realize these net operating loss carryforwards which expire in 2034.  The year over year change in the valuation allowance relates to an increase in the net operating loss carryforwards.

The following table reconciles net income attributable to common shareholders to estimated taxable income for the years ended December 31, 2014, 2013 and 2012.

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013	2012
Net income attributable to common shareholders	$783,388	$392,034	$549,271
Book to tax differences (unaudited):
Depreciation and amortization	219,403	155,401	205,155
Impairment losses on marketable equity securities	-	37,236	211,328
Straight-line rent adjustments	(77,526)	(64,811)	(64,679)
Earnings of partially owned entities	71,960	339,376	(60,049)
Stock options	(9,566)	4,884	(28,701)
Sale of real estate	(477,061)	(324,936)	(123,905)
Derivatives	-	31,578	71,228
Other, net	1,260	4,608	17,080
Estimated taxable income (unaudited)	$511,858	$575,370	$776,728

The net basis of our assets and liabilities for tax reporting purposes is approximately $3.6 billion lower than the amounts reported in our consolidated balance sheet at December 31, 2014.

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

On June 26, 2014, the Fund sold its 64.7% interest in One Park Avenue to a newly formed joint venture that we and an institutional investor own 55% and 45%, respectively (see Note 6 - Investments in Partially Owned Entities - One Park Avenue).  This transaction was based on a property value of $560,000,000.  From the inception of this investment through its disposition, the Fund realized a $75,529,000 net gain.

On August 21, 2014, the Fund and its 50% joint venture partner completed the sale of The Shops at Georgetown Park, a 305,000 square foot retail property, for $272,500,000. From the inception of this investment through its disposition, the Fund realized a $51,124,000 net gain.

On January 20, 2015, we co-invested with the Fund and one of the Fund’s limited partners to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel.  The purchase price for the 57% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a newly placed $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% and maturing in December 2018 with a one-year extension option.   Our aggregate ownership interest in the property increased to 33% from 11%.

At December 31, 2014, the Fund had seven investments with an aggregate fair value of $513,973,000, or $176,899,000 in excess of cost, and had remaining unfunded commitments of $144,123,000, of which our share was $36,031,000.  At December 31, 2013, the Fund had nine investments with an aggregate fair value of $667,710,000.

Below is a summary of income from the Fund for the years ended December 31, 2014, 2013 and 2012:

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013	2012
Net investment income	$12,895	$8,943	$8,575
Net realized gains	76,337	8,184	-
Net unrealized gains	73,802	85,771	55,361
Income from Real Estate Fund	163,034	102,898	63,936
Less income attributable to noncontrolling interests	(92,728)	(53,427)	(39,332)
Income from Real Estate Fund attributable to Vornado (1)	$70,306	$49,471	$24,604

(1)

Excludes $2,865, $2,992, and $3,278 of management and leasing fees in the years ended December 31, 2014, 2013 and 2012, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

4.     Acquisitions

On August 1, 2014, we acquired the land under our 715 Lexington Avenue retail property located on the Southeast corner of 58th Street and Lexington Avenue in Manhattan, for $63,000,000.

On October 28, 2014, we completed the purchase of the retail condominium of the St. Regis Hotel for $700,000,000.  We own a 74.3% controlling interest of the joint venture which owns the property.  The acquisition was used in a like-kind exchange for income tax purposes for the sale of 1740 Broadway (see Note 8 – Dispositions).  We consolidate the accounts of the venture into our consolidated financial statements from the date of acquisition.

On November 21, 2014, we entered into an agreement to acquire the Center Building, an eight story 437,000 square foot office building, located at 33-00 Northern Boulevard in Long Island City, New York.  The building is 98% leased.  The purchase price is approximately $142,000,000, including the assumption of an existing $62,000,000 4.43% mortgage maturing in October 2018.  The purchase is expected to close in the first quarter of 2015, subject to customary closing conditions.  As of December 31, 2014, our $14,200,000 non-refundable deposit was included in “other assets” on our consolidated balance sheet.

On January 20, 2015, we co-invested with our 25% owned Fund and one of the Fund’s limited partners to acquire the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel (see Note 3 – Vornado Capital Partners Real Estate Fund).

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

Below is a summary of our marketable securities portfolio as of December 31, 2014 and 2013.

	As of December 31, 2014			As of December 31, 2013
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$202,789	$72,549	$130,240	$188,567	$72,549	$116,018
Other	3,534	-	3,534	3,350	59	3,291
	$206,323	$72,549	$133,774	$191,917	$72,608	$119,309

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

Investment in J.C. Penney Company, Inc. (“J.C. Penney”) (NYSE: JCP)

In the first quarter of 2013, we wrote down 8,584,010 J.C. Penney common shares we owned to fair value, based on J.C. Penney’s March 31, 2013 closing share price of $15.11 per share, and recorded a $39,487,000 impairment loss.  On September 19, 2013, we settled a forward contract and received 4,815,990 J.C. Penney common shares.  In connection therewith, we recognized a $33,487,000 loss from the mark-to-market of the derivative position through its settlement date.  These losses are included in “interest and other investment income (loss), net” on our consolidated statements of income.

In March 2013 and September 2013, we sold an aggregate of 23,400,000 J.C. Penney common shares at a price of $14.29 per share, or $334,500,000, resulting in a net loss of $54,914,000.  The net losses resulting from these sales are included in “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

Other Investments

During 2013 and 2012, we sold other marketable securities for aggregate proceeds of $44,209,000 and $58,718,000, respectively, resulting in net gains of $31,741,000 and $3,582,000, respectively, which are included as a component of “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of December 31, 2014, we own 32.6% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal and substantially all of Toys’ net income is generated in its fourth quarter.

We have not guaranteed any of Toys’ obligations and are not committed to provide any support to Toys.  Pursuant to ASC 323-10-35-20, we discontinued applying the equity method for our Toys’ investment when the carrying amount was reduced to zero in the third quarter of 2014.  We will resume application of the equity method if during the period the equity method was suspended our share of unrecognized net income exceeds our share of unrecognized net losses.

In the first quarter of 2013, we recognized our share of Toys’ fourth quarter net income of $78,542,000 and a corresponding non-cash impairment loss of the same amount to continue to carry our investment at fair value.

At December 31, 2013, we estimated that the fair value of our investment in Toys was approximately $80,062,000 ($83,224,000 including $3,162,000 for our share of Toys’ accumulated other comprehensive income), or $162,215,000 less than the carrying amount after recognizing our share of Toys’ third quarter net loss in our fourth quarter.  In determining the fair value of our investment, we considered, among other inputs, a December 31, 2013 third-party valuation of Toys.  As of December 31, 2013, we have concluded that the decline in the value of our investment was “other-than-temporary” based on, among other factors, Toys’ 2013 holiday sales results, compression of earnings multiples of comparable retailers and our inability to forecast a recovery in the near term.  Accordingly, we recognized an additional non-cash impairment loss of $162,215,000 in the fourth quarter of 2013.

In the first quarter of 2014, we recognized our share of Toys’ fourth quarter net income of $75,196,000 and a corresponding non-cash impairment loss of the same amount to continue to carry our investment at fair value.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)		Balance as of
Balance Sheet:		November 1, 2014	November 2, 2013
Assets		$11,267,000	$11,756,000
Liabilities		10,377,000	10,437,000
Noncontrolling interests		82,000	75,000
Toys “R” Us, Inc. equity (1)		808,000	1,244,000

	For the Twelve Months Ended
Income Statement:	November 1, 2014	November 2, 2013	October 27, 2012
Total revenues	$12,645,000	$13,046,000	$13,698,000
Net (loss) income attributable to Toys	(343,000)	(396,000)	138,000

(1)

At December 31, 2014, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $263,455. This basis difference results primarily from non-cash impairment losses aggregating $355,953 that we have recognized through December 31, 2014. We have allocated the basis difference primarily to Toys' real estate, which is being amortized over its remaining estimated useful life.

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of December 31, 2014, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX) - continued

As of December 31, 2014 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s December 31, 2014 closing share price of $437.18, was $723,125,000, or $591,509,000 in excess of the carrying amount on our consolidated balance sheet.  As of December 31, 2014, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $42,048,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Management, Leasing and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $280,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  In addition, we are entitled to a development fee of 6% of development costs, as defined.

We provide Alexander’s with leasing services for a fee of 3% of rent for the first ten years of a lease term, 2% of rent for the eleventh through twentieth year of a lease term and 1% of rent for the twenty-first through thirtieth year of a lease term, subject to the payment of rents by Alexander’s tenants.  In the event third-party real estate brokers are used, our fee increases by 1% and we are responsible for the fees to the third-parties.  We are also entitled to a commission upon the sale of any of Alexander’s assets equal to 3% of gross proceeds, as defined, for asset sales less than $50,000,000, and 1% of gross proceeds, as defined, for asset sales of $50,000,000 or more.  The total of these amounts was payable to us in annual installments in an amount not to exceed $4,000,000 with interest on the unpaid balance at one-year LIBOR plus 1.0% (1.58% at December 31, 2014).

On December 22, 2014, the leasing agreements with Alexander’s were amended to eliminate the annual installment cap of $4,000,000.  In addition, Alexander’s repaid to us the outstanding balance of $40,353,000.

On January 15, 2015, we completed the spin-off of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE and the transfer of all of the employees responsible for the management and leasing of those assets.   In addition, we entered into agreements with UE to provide management and leasing services, on our behalf, for Alexander’s Rego Park retail assets.   Fees for these services are similar to the fees we are receiving from Alexander’s described above.

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises (i) cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property and (ii) security services at Alexander’s Rego Park I and Rego Park II properties, for an annual fee of the costs for such services plus 6%.  During the years ended December 31, 2014, 2013 and 2012, we recognized $2,318,000, $2,036,000 and $2,362,000 of income, respectively, under these agreements.

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)		Balance as of December 31,
Balance Sheet:		2014	2013
Assets		$1,423,000	$1,458,000
Liabilities		1,075,000	1,124,000
Stockholders' equity		348,000	334,000

	For the Year Ended December 31,
Income Statement:	2014	2013	2012
Total revenues	$201,000	$196,000	$191,000
Net income attributable to Alexander’s (1)	68,000	57,000	674,000

(1)	2012 includes a $600,000 net gain on sale of real estate.

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

One Park Avenue

On June 26, 2014, we invested an additional $22,700,000 to increase our ownership in One Park Avenue to 55.0% from 46.5% through a joint venture with an institutional investor, who increased its ownership interest to 45.0% (see Note 3 – Vornado Capital Partners Real Estate Fund).  The transaction was based on a property value of $560,000,000.  The property is encumbered by a $250,000,000 interest-only mortgage loan that bears interest at 4.995% and matures in March 2016.  We account for our investment in the joint venture under the equity method because we share control over major decisions with our joint venture partner.

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

The following is a summary of condensed combined financial information for all of our partially owned entities, including Toys, Alexander’s and LNR (sold in April 2013), as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012.

(Amounts in thousands)		Balance as of December 31,
Balance Sheet:		2014	2013
Assets		$21,389,000	$21,773,000
Liabilities		17,986,000	17,982,000
Noncontrolling interests		104,000	96,000
Equity		3,299,000	3,695,000

	For the Year Ended December 31,
Income Statement:	2014	2013	2012
Total revenue	$13,620,000	$14,092,000	$15,119,000
Net (loss) income(1)	(434,000)	(368,000)	1,091,000

(1)	2012 includes a $600,000 net gain on sale of real estate.

..

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities - continued

Below are schedules summarizing our investments in, and income from, partially owned entities.

	Percentage
(Amounts in thousands)	Ownership at	As of December 31,
Investments:	December 31, 2014	2014	2013
Toys	32.6%	$-	$83,224

Alexander’s	32.4%	$131,616	$167,785
India real estate ventures	4.1%-36.5%	76,752	88,467
Partially owned office buildings (1)	Various	760,749	621,294
Other investments (2)	Various	277,379	288,897
		$1,246,496	$1,166,443
______________________________________________________
(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)		Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

	Percentage
(Amounts in thousands)	Ownership at	For the Year Ended December 31,
Our Share of Net (Loss) Income:	December 31, 2014	2014	2013	2012
Toys:
Equity in net (loss) earnings	32.6%	$(4,691)	$(128,919)	$45,267
Non-cash impairment losses (see page 113 for details)		(75,196)	(240,757)	(40,000)
Management fees		6,331	7,299	9,592
		$(73,556)	$(362,377)	$14,859

Alexander's:
Equity in net income	32.4%	$21,287	$17,721	$24,709
Management, leasing and development fees		8,722	6,681	13,748
Net gain on sale of real estate		-	-	179,934
		30,009	24,402	218,391

India real estate ventures (1)	4.1%-36.5%	(8,309)	(3,533)	(5,008)

Partially owned office buildings (2)	Various	93	(4,212)	(3,770)

Other investments (3)	Various	(6,368)	(10,817)	103,644

LNR (see page 115 for details):
Equity in net income	n/a	-	42,186	66,270
Impairment loss		-	(27,231)	-
Net gain on sale		-	3,776	-
		-	18,731	66,270

Lexington (see page 112 for details): (4)	n/a
Equity in net loss		-	(979)	(23)
Net gain resulting from Lexington's stock issuance and asset
acquisition		-	-	28,763
		-	(979)	28,740

		$15,425	$23,592	$408,267
______________________________________________________
(1)	Includes a $5,771 non-cash impairment loss in 2014.
(2)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(3)

Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others. In the third quarter of 2014, we recognized a $10,263 non-cash charge, comprised of a $5,959 impairment loss and a $4,304 loan loss reserve, on our equity and debt investments in Suffolk Downs.

(4)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities - continued

	Below is a summary of the debt of our partially owned entities as of December 31, 2014 and 2013, none of which is recourse to us.

	Percentage		Interest
	Ownership at		Rate at	100% Partially Owned Entities’
(Amounts in thousands)	December 31,		December 31,	Debt at December 31,
	2014	Maturity	2014	2014	2013
Toys:
Notes, loans and mortgages payable	32.6%	2015-2021	7.23%	$5,748,350	$5,702,247

Alexander's:
Mortgages payable	32.4%	2015-2021	2.59%	$1,032,780	$1,049,959

Partially owned office buildings(1):
Mortgages payable	Various	2015-2023	5.59%	$3,691,274	$3,622,759

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2015-2026	13.25%	$183,541	$199,021

Other(2):
Mortgages payable	Various	2015-2023	4.33%	$1,480,485	$1,709,509

(1)	Includes 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes Independence Plaza, Monmouth Mall, Fashion Center Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities, was $4,273,632,000 and $4,189,403,000 as of December 31, 2014 and 2013, respectively.

7.    Mortgage and Mezzanine Loans Receivable

In October 2012, we acquired a 25% participation in a $475,000,000 first mortgage and mezzanine loan for the acquisition and redevelopment of a 10-story retail building at 701 Seventh Avenue in Times Square.  The loan had an interest rate of LIBOR plus 10.2%, with a LIBOR floor of 1.0%.  Of the $475,000,000, we funded $93,750,000, representing our 25% share of the $375,000,000 that was funded at acquisition.  In March 2013, we transferred at par, the 25% participation in the mortgage loan.  The transfer did not qualify for sale accounting given our continuing interest in the mezzanine loan.  Accordingly, we continued to include the 25% participation in the mortgage loan in “other assets” and recorded a $59,375,000 liability in “other liabilities” on our consolidated balance sheet as of December 31, 2013.  On January 14, 2014, the mortgage and mezzanine loans were repaid; accordingly, the $59,375,000 asset and liability were eliminated.

On April 17, 2013, a $50,091,000 mezzanine loan that was scheduled to mature in August 2015, was repaid. In connection therewith, we received net proceeds of $55,358,000, including prepayment penalties, which resulted in income of $5,267,000, which is included in “interest and other investment income (loss), net” on our consolidated statement of income.

In March 2014, a $30,000,000 mezzanine loan that was scheduled to mature in January 2015 was repaid. In May 2014, a $25,000,000 mezzanine loan that was scheduled to mature in November 2014 was repaid.

As of December 31, 2014 and 2013, the carrying amounts of mortgage and mezzanine loans receivable were $16,748,000 and $170,972,000, respectively, net of an allowance of $5,811,000 and $5,845,000, respectively, and are included in “other assets” on our consolidated balance sheets.  These loans have a weighted average interest rate of 9.1% and 11.0% at December 31, 2014 and 2013, respectively and have maturities ranging from April 2015 to May 2016.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Dispositions

Discontinued Operations

2014 Activity:

New York

On December 18, 2014, we completed the sale of 1740 Broadway, a 601,000 square foot office building in Manhattan for $605,000,000.  The sale resulted in net proceeds of approximately $580,000,000, after closing costs, and resulted in a financial statement gain of approximately $441,000,000.  The tax gain of approximately $484,000,000, was deferred in like-kind exchanges, primarily for the acquisition of the St. Regis Fifth Avenue retail (see Note 4 – Acquisitions).

Retail Properties

On February 24, 2014, we completed the sale of Broadway Mall in Hicksville, Long Island, New York, for $94,000,000.  The sale resulted in net proceeds of $92,174,000 after closing costs.

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to Pennsylvania Real Estate Investment Trust (NYSE: PEI) (“PREIT”) in exchange for $465,000,000 comprised of $340,000,000 of cash and $125,000,000 of PREIT operating partnership units.  In connection therewith, we recorded a non-cash impairment loss of $20,000,000 in the first quarter of 2014, which is included in “income from discontinued operations” on our consolidated statements of income. The redevelopment was substantially completed in October 2014, at which time we reclassified the assets, liabilities and financial results to discontinued operations, and the transfer of the property to PREIT is expected to be completed no later than March 31, 2015.

On July 8, 2014, we completed the sale of Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000, of which $239,000,000 was cash and $21,000,000 was 10-year mezzanine seller financing.  The sale resulted in a net gain of $44,155,000, which was recognized in the third quarter of 2014.

In addition to the above, during 2014, we sold six of the 22 strip shopping centers which did not fit UE’s strategy (see Note 1 – Organization and Business), in separate transactions, for an aggregate of $66,410,000 in cash, which resulted in a net gain aggregating $22,500,000.

2013 Activity:

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Dispositions - continued

2012 Activity:

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

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, we have reclassified the revenues and expenses of all of the properties discussed above to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2014 and 2013, and their combined results of operations for the years ended December 31, 2014, 2013 and 2012.

	Assets Related to		Liabilities Related to
(Amounts in thousands)	Discontinued Operations as of		Discontinued Operations as of
	December 31,		December 31,
	2014	2013	2014	2013
Retail	$477,620	$735,888	$211	$14,709
New York	-	138,162	-	-
Total	$477,620	$874,050	$211	$14,709

(Amounts in thousands)		For the Year Ended December 31,
		2014	2013	2012
Total revenues		$70,593	$129,860	$264,878
Total expenses		36,424	79,458	190,450
		34,169	50,402	74,428
Net gains on sales of real estate		507,192	414,502	245,799
Impairment losses		(26,518)	(18,170)	(119,439)
Gain on sale of Canadian Trade Shows, net of $11,448 of income taxes		-	-	19,657
Income from discontinued operations		$514,843	$446,734	$220,445

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of December 31, 2014 and 2013.

	Balance as of December 31,
(Amounts in thousands)	2014	2013
Identified intangible assets:
Gross amount	$502,080	$583,862
Accumulated amortization	(225,841)	(276,426)
Net	$276,239	$307,436
Identified intangible liabilities (included in deferred revenue):
Gross amount	$885,763	$855,860
Accumulated amortization	(396,895)	(359,371)
Net	$488,868	$496,489

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $46,277,000, $50,128,000 and $51,271,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$57,202
2016	45,333
2017	42,457
2018	41,311
2019	30,950

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $29,870,000, $64,196,000 and $49,442,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$27,210
2016	21,437
2017	17,859
2018	13,533
2019	11,553

We are a tenant under ground leases at certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $3,363,000, $4,290,000 and $1,261,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$3,363
2016	3,363
2017	3,363
2018	3,363
2019	3,363

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Debt

Secured Debt

On January 31, 2014, we completed a $600,000,000 loan secured by our 220 Central Park South development site.  The loan bears interest at LIBOR plus 2.75% (2.92% at December 31, 2014) and matures in January 2016, with three one-year extension options.

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

On August 12, 2014, we completed a $185,000,000 financing of the Universal buildings, a 690,000 square foot, two-building office complex located in Washington, DC. The loan bears interest at LIBOR plus 1.90% (2.06% at December 31, 2014) and matures in August 2019 with two one-year extension options. The loan amortizes based on a 30-year schedule beginning in the fourth year.

On August 26, 2014, we obtained a standby commitment for up to $500,000,000 of five-year mezzanine loan financing to fund a portion of the development expenditures at 220 Central Park South.

On October 27, 2014, we completed a $140,000,000 financing of 655 Fifth Avenue, a 57,500 square foot retail and office property.  The loan is interest only at LIBOR plus 1.40% (1.56% at December 31, 2014) and matures in October 2019 with two one-year extension options.

On December 8, 2014, we completed a $575,000,000 refinancing of Two Penn Plaza, a 1.6 million square foot Manhattan office building.  The loan is interest-only at LIBOR plus 1.65% (1.81% at December 31, 2014) and matures in 2019 with two one-year extension options.  We realized net proceeds of approximately $143,000,000.  Pursuant to an existing swap agreement, the $422,000,000 previous loan on the property was swapped to a fixed rate of 4.78% through March 2018.  Therefore, $422,000,000 of the new loan bears interest at a fixed rate of 4.78% through March 2018 and the balance of $153,000,000 floats through March 2018.  The entire $575,000,000 will float thereafter for the duration of the new loan.

On January 6, 2015, we completed the modification of the $120,000,000, 6.04% mortgage loan secured by our Montehiedra Town Center, in the San Juan area of Puerto Rico.  The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90,000,000 position with interest at 5.33% to be paid currently, and a junior $30,000,000 position with interest accruing at 3%. Montehiedra Town Center and the loan were included in the spin-off to UE on January 15, 2015.  As part of the planned redevelopment of the property, UE is committed to fund $20,000,000 through a loan for leasing and building capital expenditures of which $8,000,000 has been funded.  This loan is senior to the $30,000,000 position noted above and accrues interest at 10%.

Senior Unsecured Notes

On June 16, 2014, we completed a green bond public offering of $450,000,000 2.50% senior unsecured notes due June 30, 2019. The notes were sold at 99.619% of their face amount to yield 2.581%.

On October 1, 2014, we redeemed all of the $445,000,000 principal amount of our outstanding 7.875% senior unsecured notes, which were scheduled to mature on October 1, 2039, at a redemption price of 100% of the principal amount plus accrued interest through the redemption date.  In the fourth quarter of 2014, we wrote off $12,532,000 of unamortized deferred financing costs, which are included as a component of “interest and debt expense” on our consolidated statements of income.

On January 1, 2015, we redeemed all of the $500,000,000 principal amount of our outstanding 4.25% senior unsecured notes, which were scheduled to mature on April 1, 2015, at a redemption price of 100% of the principal amount plus accrued interest through December 31, 2014.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Debt – continued

Unsecured Revolving Credit Facility

On September 30, 2014, we extended one of our two $1.25 billion unsecured revolving credit facilities from November 2015 to November 2018 with two six-month extension options.  The interest rate on the extended facility was lowered to LIBOR plus 105 basis points from LIBOR plus 125 basis points and the facility fee was reduced to 20 basis points from 25 basis points.

The following is a summary of our debt:

	Weighted Average
	Interest Rate at	Balance at December 31,
(Amounts in thousands)	December 31, 2014	2014	2013
Mortgages Payable:
Fixed rate	4.45%	$7,710,931	$7,563,133
Variable rate	2.20%	1,840,769	768,860
	4.02%	$9,551,700	$8,331,993

Unsecured Debt:
Senior unsecured notes	3.89%	$1,347,159	$1,350,855
Unsecured revolving credit facilities	-	-	295,870
	3.89%	$1,347,159	$1,646,725

        The net carrying amount of properties collateralizing the mortgages payable amounted to $10.4 billion at December 31, 2014.  As of December 31, 2014, the principal repayments required for the next five years and thereafter are as follows:

		Senior Unsecured
		Debt and
(Amounts in thousands)		Revolving Credit
Year Ending December 31,	Mortgages Payable	Facilities
2015	$433,699	$500,000
2016	1,552,419	-
2017	626,525	-
2018	340,442	-
2019	996,579	450,000
Thereafter	5,601,148	400,000

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

Below are the details of redeemable noncontrolling interests as of December 31, 2014 and 2013.

(Amounts in thousands, except units and						Preferred or
per unit amounts)	Balance as of		Units Outstanding at		Per Unit	Annual
	December 31,		December 31,		Liquidation	Distribution
Unit Series	2014	2013	2014	2013	Preference	Rate
Common:
Class A	$1,336,780	$1,002,620	11,356,550	11,292,038	n/a	$2.92

Perpetual Preferred: (1)
5.00% D-16 Cumulative Redeemable	$1,000	$1,000	1	1	$1,000,000.00	$50,000.00

(1)

Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; we, at our option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at our option at any time.

Below is a table summarizing the activity of redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2012	$944,152
Net income	24,817
Other comprehensive income	5,296
Distributions	(34,053)
Redemption of Class A units for common shares, at redemption value	(25,317)
Adjustments to carry redeemable Class A units at redemption value	108,252
Redemption of Series D-15 redeemable units	(36,900)
Other, net	17,373
Balance at December 31, 2013	1,003,620
Net income	47,613
Other comprehensive income	1,323
Distributions	(33,469)
Redemption of Class A units for common shares, at redemption value	(27,273)
Adjustments to carry redeemable Class A units at redemption value	315,276
Other, net	30,690
Balance at December 31, 2014	$1,337,780

Redeemable noncontrolling interests exclude our Series G Convertible Preferred units and Series D-13 Cumulative Redeemable Preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 as of December 31, 2014 and 2013.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    Shareholders’ Equity

Common Shares

As of December 31, 2014, there were 187,887,498 common shares outstanding.  During 2014, we paid an aggregate of $547,831,000 of common dividends comprised of quarterly common dividends of $0.73 per share.

Preferred Shares

The following table sets forth the details of our preferred shares of beneficial interest as of December 31, 2014 and 2013.

(Amounts in thousands, except share and	Balance as of		Shares Outstanding at		Per Share	Annual
per share amounts)	December 31,		December 31,		Liquidation	Dividend
Preferred Shares	2014	2013	2014	2013	Preference	Rate(1)
Convertible Preferred:
6.5% Series A: authorized 83,977 shares(2)	$1,393	$1,592	28,939	32,807	$50.00	$3.25
Cumulative Redeemable:
6.625% Series G: authorized 8,000,000 shares(3)	193,135	193,135	8,000,000	8,000,000	$25.00	$1.65625
6.625% Series I: authorized 10,800,000 shares(3)	262,379	262,379	10,800,000	10,800,000	$25.00	$1.65625
6.875% Series J: authorized 9,850,000 shares(3)	238,842	238,842	9,850,000	9,850,000	$25.00	$1.71875
5.70% Series K: authorized 12,000,000 shares(3)	290,971	290,971	12,000,000	12,000,000	$25.00	$1.425
5.40% Series L: authorized 12,000,000 shares(3)	290,306	290,306	12,000,000	12,000,000	$25.00	$1.35
	$1,277,026	$1,277,225	52,678,939	52,682,807

(1)	Dividends on preferred shares are cumulative and are payable quarterly in arrears.

(2)

Redeemable at our option under certain circumstances, at a redemption price of 1.4334 common shares per Series A Preferred Share plus accrued and unpaid dividends through the date of redemption, or convertible at any time at the option of the holder for 1.4334 common shares per Series A Preferred Share.

(3)	Redeemable at our option at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated comprehensive income (loss) by component.

	For the Year Ended December 31, 2014
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2013	$71,537	$119,309	$(11,501)	$(31,882)	$(4,389)
Net current period OCI	21,730	14,465	2,509	6,079	(1,323)
Balance as of December 31, 2014	$93,267	$133,774	$(8,992)	$(25,803)	$(5,712)

13.    Variable Interest Entities (“VIEs”)

Unconsolidated VIEs

At December 31, 2014, we have unconsolidated VIEs comprised of our investments in the entities that own One Park Avenue, Independence Plaza, and the Warner Building, and at December 31, 2013, our unconsolidated VIEs comprised of our investments in the entities that own Independence Plaza and the Warner Building.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities).  As of December 31, 2014 and 2013, the net carrying amount of our investments in these entities was $286,783,000 and $152,929,000, respectively, and our maximum exposure to loss in these entities, is limited to our investments.  We did not have any consolidated VIEs as of December 31, 2014 and 2013.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) Real Estate Fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at December 31, 2014 and 2013, respectively.

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$206,323	$206,323	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	513,973	-	-	513,973
Deferred compensation plan assets (included in other assets)	117,284	53,969	-	63,315
Total assets	$837,580	$260,292	$-	$577,288

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	25,797	-	25,797	-
Total liabilities	$80,894	$55,097	$25,797	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$191,917	$191,917	$-	$-
Real Estate Fund investments (75% of which is attributable to
noncontrolling interests)	667,710	-	-	667,710
Deferred compensation plan assets (included in other assets)	116,515	47,733	-	68,782
Total assets	$976,142	$239,650	$-	$736,492

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	31,882	-	31,882	-
Total liabilities	$86,979	$55,097	$31,882	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At December 31, 2014, our Real Estate Fund had seven investments with an aggregate fair value of $513,973,000, or $176,899,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.8 to 6.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these Fund investments at December 31, 2014.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.0% to 17.5%	13.7%
Terminal capitalization rates	4.7% to 6.5%	5.3%

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

The table below summarizes the changes in the fair value of Fund investments that are classified as Level 3, for the years ended December 31, 2014 and 2013.

	Real Estate Fund Investments
	For The Year Ended December 31,
(Amounts in thousands)	2014	2013
Beginning balance	$667,710	$600,786
Purchases	3,392	43,816
Dispositions / Distributions	(307,268)	(70,848)
Net unrealized gains	73,802	85,771
Net realized gains	76,337	8,184
Other, net	-	1
Ending balance	$513,973	$667,710

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

The table below summarizes the changes in the fair value of Deferred Compensation Plan Assets that are classified as Level 3, for the years ended December 31, 2014 and 2013.

	Deferred Compensation Plan Assets
	For The Year Ended December 31,
(Amounts in thousands)	2014	2013
Beginning balance	$68,782	$62,631
Purchases	14,162	5,018
Sales	(24,951)	(7,306)
Realized and unrealized gains	3,415	7,189
Other, net	1,907	1,250
Ending balance	$63,315	$68,782

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets and our investment in Toys that were written-down to estimated fair value during 2014 or 2013.  See Note 2 – Basis of Presentation and Significant Accounting Policies for details of impairment losses recognized during 2014 and 2013.  See Note 6 – Investments in Partially Owned Entities for details of impairment losses related to Toys recognized during 2014 and 2013.  The fair value of our real estate assets was determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  In determining the fair value of our investment in Toys, we considered, among other inputs, a December 31, 2013 third-party valuation of Toys and Toys’ historical results, financial forecasts and business outlook.  Our determination of the fair value of our investment in Toys included consideration of the following widely-used valuation methodologies: (i) market multiple methodology, that considered comparable publicly traded retail companies and a range of EBITDA multiples from 5.75x to 6.5x, (ii) comparable sales transactions methodology, that considered sales of retailers ranging in size from $150 million to $3 billion, (iii) a discounted cash flow methodology, that utilized five-year financial projections and assumed a terminal EBITDA multiple of 5.75x, a 10% discount rate and a 38% tax rate, and (iv) a Black-Scholes valuation analysis, that assumed one, two and three year time-to-expiration periods and 24% to 29% volatility factors.  Generally, we consider multiple valuation techniques when measuring fair values but in certain circumstances, a single valuation technique may be appropriate.  The tables below aggregate the fair values of these assets by their levels in the fair value hierarchy.

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$4,848	$-	$-	$4,848

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$354,341	$-	$-	$354,341
Investment in Toys	83,224	-	-	83,224
Total assets	$437,565	$-	$-	$437,565

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable (included in “other assets” in our consolidated balance sheets) and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents is classified as Level 1 and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$749,418	$749,000	$295,000	$295,000
Mortgage and mezzanine loans receivable
(included in other assets)	16,748	17,000	170,972	171,000
	$766,166	$766,000	$465,972	$466,000
Debt:
Mortgages payable	$9,551,700	$9,551,000	$8,331,993	$8,104,000
Senior unsecured notes	1,347,159	1,385,000	1,350,855	1,402,000
Revolving credit facility debt	-	-	295,870	296,000
	$10,898,859	$10,936,000	$9,978,718	$9,802,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation

Our Omnibus Share Plan (the “Plan”), which was approved in May 2010, provides the Compensation Committee of the Board (the “Committee”) the ability to grant incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan awards to certain of our employees and officers.  Under the Plan, awards may be granted up to a maximum of 6,000,000 shares, if all awards granted are Full Value Awards, as defined, and up to 12,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined, plus shares in respect of awards forfeited after May 2010 that were issued pursuant to our 2002 Omnibus Share Plan.  Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities.  Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price.  This means, for example, if the Committee were to award only restricted shares, it could award up to 6,000,000 restricted shares.  On the other hand, if the Committee were to award only stock options, it could award options to purchase up to 12,000,000 shares (at the applicable exercise price).  The Committee may also issue any combination of awards under the Plan, with reductions in availability of future awards made in accordance with the above limitations.  As of December 31, 2014, we have approximately 4,004,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.

In the years ended December 31, 2014, 2013 and 2012, we recognized an aggregate of $36,641,000, $34,914,000 and $30,588,000, respectively, of stock-based compensation expense, which is included as a component of “general and administrative” expenses on our consolidated statements of income.  The details of the various components of our stock-based compensation are discussed below.

Out-Performance Plans (“the OPPs”)

OPPs are multi-year, performance-based equity compensation plans under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn compensation payable in the form of equity awards if, and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to a relative TSR in any year during the requisite performance periods as described below.   The aggregate notional amounts of the 2012, 2013, 2014 and 2015 OPPs are $40,000,000, $40,000,000, $50,000,000 and $40,000,000, respectively.

Awards under the 2012 OPP have been earned.  Awards under the 2013 OPP may be earned if we (i) achieve a TSR greater than 14% over the two-year performance measurement period, or 21% over the three-year performance measurement period (the “Absolute Component”), and/or (ii) achieve a TSR above that of the SNL REIT Index (the “Index”) over the two-year or three-year performance measurement period (the “Relative Component”).  Awards under the 2014 and 2015 OPP may be earned if we (i) achieve a TSR level greater than 7% per annum, or 21% over the three-year performance measurement periods (the “Absolute Component”), and/or (ii) achieve a TSR above that of the Index over the three-year performance measurement periods (the “Relative Component”).  To the extent awards would be earned under the Absolute Component of each of the OPPs, but we underperform the Index, such awards would be reduced (and potentially fully negated) based on the degree to which we underperform the Index.  In certain circumstances, in the event we outperform the Index but awards would not otherwise be fully earned under the Absolute Component, awards may still be earned or increased under the Relative Component.  To the extent awards would otherwise be earned under the Relative Component but we fail to achieve at least a 6% per annum absolute TSR, such awards earned under the Relative Component would be reduced based on our absolute TSR, with no awards being earned in the event our TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which we may outperform the Index.  Dividends on awards issued accrue during the performance period.

If the designated performance objectives are achieved, OPP units are subject to time-based vesting requirements. Awards earned under the OPPs vest 33% in year three, 33% in year four and 34% in year five.  Our executive officers (for the purposes of Section 16 of the Exchange Act) are required to hold earned 2013, 2014 and 2015 OPP awards for one year following vesting.

The fair value of the 2012, 2013, 2014 and 2015 OPPs on the date of grant was $12,250,000, $6,814,000, $8,202,000, and $9,120,000, respectively.  Such amounts are being amortized into expense over a five-year period from the date of grant, using a graded vesting attribution model.  In the years ended December 31, 2014, 2013 and 2012, we recognized $6,185,000, $3,226,000 and $2,826,000, respectively, of compensation expense related to OPPs.  As of December 31, 2014, there was $11,937,000 of total unrecognized compensation cost related to the OPPs, which will be recognized over a weighted-average period of 1.4 years.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to the average of the high and low market price of our common shares on the NYSE on the date of grant, generally vest over four years and expire 10 years from the date of grant.  Compensation expense related to stock option awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2014, 2013 and 2012, we recognized $4,550,000, $8,234,000 and $8,638,000, respectively, of compensation expense related to stock options that vested during each year.  As of December 31, 2014, there was $1,855,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

Below is a summary of our stock option activity for the year ended December 31, 2014.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2014	3,248,699	$67.51
Granted	49,088	91.32
Exercised	(434,204)	67.27
Cancelled or expired	(43,468)	104.74
Outstanding at December 31, 2014	2,820,115	$67.38	4.6	$145,317,000
Options vested and expected to vest at
December 31, 2014	2,818,587	$67.37	4.6	$145,271,000
Options exercisable at December 31, 2014	2,606,260	$65.62	4.4	$138,912,000

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013	2012
Expected volatility	36.00%	36.00%	36.00%
Expected life	5.0 years	5.0 years	5.0 years
Risk free interest rate	1.81%	0.91%	1.05%
Expected dividend yield	4.10%	4.30%	4.30%

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $20.31, $17.18 and $17.50, respectively.  Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 was $17,441,000, $5,915,000 and $9,546,000, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $18,223,000, $3,386,000 and $40,887,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Stock-based Compensation - continued

Restricted Stock

Restricted stock awards are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant and generally vest over four years.  Compensation expense related to restricted stock awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2014, 2013 and 2012, we recognized $1,303,000, $1,344,000 and $1,604,000, respectively, of compensation expense related to restricted stock awards that vested during each year.  As of December 31, 2014, there was $1,468,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years.  Dividends paid on unvested restricted stock are charged directly to retained earnings and amounted to $88,000, $110,000 and $200,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Below is a summary of our restricted stock activity under the Plan for the year ended December 31, 2014.

		Weighted-Average
		Grant-Date
Unvested Shares	Shares	Fair Value
Unvested at January 1, 2014	29,664	$79.24
Granted	11,475	91.31
Vested	(15,733)	74.61
Cancelled or expired	(2,957)	87.42
Unvested at December 31, 2014	22,449	87.58

Restricted stock awards granted in 2014, 2013 and 2012 had a fair value of $1,048,000, $857,000 and $929,000, respectively.  The fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $1,174,000, $1,194,000 and $1,864,000, respectively.

Restricted Operating Partnership Units (“OP Units”)

OP Units are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined.  Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model.  In the years ended December 31, 2014, 2013 and 2012, we recognized $24,603,000, $22,110,000 and $17,520,000, respectively, of compensation expense related to OP Units that vested during each year.  As of December 31, 2014, there was $20,798,000 of total unrecognized compensation cost related to unvested OP Units, which is expected to be recognized over a weighted-average period of 1.7 years.  Distributions paid on unvested OP Units are charged to “net income attributable to noncontrolling interests in the Operating Partnership” on our consolidated statements of income and amounted to $2,866,000, $2,598,000 and $3,203,000 in the years ended December 31, 2014, 2013 and 2012, respectively.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2014.

		Weighted-Average
		Grant-Date
Unvested Units	Units	Fair Value
Unvested at January 1, 2014	765,971	$76.27
Granted	226,638	86.79
Vested	(327,555)	69.48
Cancelled or expired	(6,575)	83.16
Unvested at December 31, 2014	658,479	83.20

OP Units granted in 2014, 2013 and 2012 had a fair value of $19,669,000, $31,947,000 and $16,464,000, respectively.  The fair value of OP Units that vested during the years ended December 31, 2014, 2013 and 2012 was $22,758,000, $16,404,000 and $15,014,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013	2012
BMS cleaning fees	$85,658	$66,505	$67,584
Signage revenue	37,929	32,866	20,892
Management and leasing fees	21,382	24,637	21,849
Lease termination fees(1)	17,042	92,497	2,361
Other income	33,734	34,113	31,438
	$195,745	$250,618	$144,124
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

17.     Interest and Other Investment Income (Loss), Net

          The following table sets forth the details of our interest and other investment income (loss):

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013	2012

Dividends and interest on marketable securities	$12,707	$11,446	$11,979
Mark-to-market of investments in our deferred compensation plan (1)	11,557	10,636	6,809
Interest on mezzanine loans receivable	3,920	19,495	13,861
Losses from the disposition of investment in J.C. Penney	-	(72,974)	(300,752)
Other, net	10,603	6,521	6,924
	$38,787	$(24,876)	$(261,179)

__________________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

          The following table sets forth the details of our interest and debt expense.

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013	2012
Interest expense	$483,578	$498,050	$478,688
Amortization of deferred financing costs	46,923	25,557	22,907
Capitalized interest and debt expense	(62,786)	(42,303)	(16,801)
	$467,715	$481,304	$484,794

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options and restricted stock awards.

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$379,333	$57,727	$408,439
Income from discontinued operations, net of income attributable to noncontrolling
interests	485,519	418,244	208,821
Net income attributable to Vornado	864,852	475,971	617,260
Preferred share dividends	(81,464)	(82,807)	(76,937)
Preferred unit and share redemptions	-	(1,130)	8,948
Net income attributable to common shareholders	783,388	392,034	549,271
Earnings allocated to unvested participating securities	(125)	(110)	(202)
Numerator for basic income per share	783,263	391,924	549,069
Impact of assumed conversions:
Convertible preferred share dividends	97	-	113
Numerator for diluted income per share	$783,360	$391,924	$549,182

Denominator:
Denominator for basic income per share – weighted average shares	187,572	186,941	185,810
Effect of dilutive securities (1):
Employee stock options and restricted share awards	1,075	768	670
Convertible preferred shares	43	-	50
Denominator for diluted income per share – weighted average shares and
assumed conversions	188,690	187,709	186,530

INCOME (LOSS) PER COMMON SHARE – BASIC:
Income (loss) from continuing operations, net	$1.59	$(0.14)	$1.83
Income from discontinued operations, net	2.59	2.24	1.12
Net income per common share	$4.18	$2.10	$2.95

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Income (loss) from continuing operations, net	$1.58	$(0.14)	$1.82
Income from discontinued operations, net	2.57	2.23	1.12
Net income per common share	$4.15	$2.09	$2.94

(1)

The effect of dilutive securities in the years ended December 31, 2014, 2013 and 2012 excludes an aggregate of 11,238, 11,752 and 14,400 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases provide for pass-through to tenants the tenant’s share of real estate taxes, insurance and maintenance. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2014, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, are as follows:

(Amounts in thousands)
Year Ending December 31:
2015	$1,783,293
2016	1,717,984
2017	1,671,172
2018	1,578,671
2019	1,399,001
Thereafter	8,055,804

These amounts do not include percentage rentals based on tenants’ sales.  These percentage rents approximated $7,963,000, $8,578,000 and $8,090,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2014, 2013 and 2012.

As lessee:

We are a tenant under operating leases for certain properties.  These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2014 are as follows:

(Amounts in thousands)
Year Ending December 31:
2015	$39,925
2016	39,833
2017	41,003
2018	38,920
2019	38,992
Thereafter	1,252,109

Rent expense was $50,556,000, $49,968,000 and $41,778,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Leases - continued

We are also a lessee under a capital lease under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The lease has put/call options, which if exercised would lead to our ownership.  Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property.  Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease.  Depreciation expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income.  As of December 31, 2014, future minimum lease payments under this capital lease are as follows:

(Amounts in thousands)
Year Ending December 31:
2015	$12,500
2016	12,500
2017	12,500
2018	12,500
2019	12,500
Thereafter	334,792
Total minimum obligations	397,292
Interest portion	(157,292)
Present value of net minimum payments	$240,000

At December 31, 2014, the carrying amount of the property leased under the capital lease was $249,253,000, which is included as a component of “development costs and construction in progress” on our consolidated balance sheet and present value of net minimum payments of $240,000,000 is included in “other liabilities” on our consolidated balance sheet.

21.  Multiemployer Benefit Plans

Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other     participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2014, our subsidiaries’ participation in these plans were not significant to our consolidated financial statements.

In the years ended December 31, 2014, 2013 and 2012, our subsidiaries contributed $11,431,000, $10,223,000 and $10,683,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2014, 2013 and 2012.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2014, 2013 and 2012, our subsidiaries contributed $29,073,000, $26,262,000 and $26,759,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as floods.  Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence, subject to a deductible in the amount of 5% of the value of the affected property, up to a $180,000,000 annual aggregate. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for NBCR acts.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  For NBCR acts, PPIC is responsible for a deductible of $3,200,000 and 15% of the balance of a covered loss (16% effective January 1, 2016) and the Federal government is responsible for the remaining 85% of a covered loss (84% effective January 1, 2016).  We are ultimately responsible for any loss incurred by PPIC.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2014, the aggregate dollar amount of these guarantees and master leases is approximately $359,000,000.

At December 31, 2014, $39,552,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of December 31, 2014, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $104,000,000.

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

On January 15, 2015, we completed the spin-off of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE and the transfer of all of the employees responsible for the management and leasing of those assets.   In addition, we entered into agreements with UE to provide management and leasing services, on our behalf, for Alexander’s Rego Park retail assets.   Fees for these services are similar to the fees we are receiving from Alexander’s described in Note 6 - Investments in Partially Owned Entities.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other partners. As of December 31, 2014, Interstate and its partners beneficially owned an aggregate of approximately 6.6% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.  We earned $535,000, $606,000, and $794,000 of management fees under the agreement for the years ended December 31, 2014, 2013 and 2012.

On January 15, 2015, we completed the spin-off of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE and the transfer of all of the employees responsible for the management and leasing of those assets.   In addition, we entered into agreements with UE to provide management and leasing services, on our behalf, for Interstate’s properties.   Fees for these services are similar to the fees we are receiving from Interstate described above.

24.  Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2014 and 2013:

			Net Income (Loss)
			Attributable	Net Income (Loss) Per
			to Common	Common Share (2)
(Amounts in thousands, except per share amounts)		Revenues	Shareholders (1)	Basic	Diluted
2014
	December 31	$679,101	$513,238	$2.73	$2.72
	September 30	657,209	131,159	0.70	0.69
	June 30	652,972	76,642	0.41	0.41
	March 31	646,658	62,349	0.33	0.33

2013
	December 31	$649,403	$(68,887)	$(0.37)	$(0.37)
	September 30	655,883	83,005	0.44	0.44
	June 30	658,550	145,926	0.78	0.78
	March 31	705,433	231,990	1.24	1.24
_______________________________

(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses, mark-to-market of derivative instruments, net gains on sale of real estate and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the years ended December 31, 2014, 2013 and 2012.

(Amounts in thousands)	For the Year Ended December 31, 2014
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,635,940	$1,520,845		$537,151		$326,947		$-	$250,997
Total expenses	1,820,298	946,466		358,019		197,206		-	318,607
Operating income (loss)	815,642	574,379		179,132		129,741		-	(67,610)
(Loss) income from partially owned
entities, including Toys	(58,131)	20,701		(3,677)		1,730		(73,556)	(3,329)
Income from Real Estate Fund	163,034	-		-		-		-	163,034
Interest and other investment
income, net	38,787	6,711		183		35		-	31,858
Interest and debt expense	(467,715)	(183,427)		(75,395)		(54,754)		-	(154,139)
Net gain on disposition of wholly
owned and partially owned assets	13,568	-		-		-		-	13,568
Income (loss) before income taxes	505,185	418,364		100,243		76,752		(73,556)	(16,618)
Income tax expense	(11,002)	(4,305)		(242)		(1,721)		-	(4,734)
Income (loss) from continuing
operations	494,183	414,059		100,001		75,031		(73,556)	(21,352)
Income from discontinued
operations	514,843	463,163		-		50,873		-	807
Net income (loss)	1,009,026	877,222		100,001		125,904		(73,556)	(20,545)
Less net income attributable to
noncontrolling interests	(144,174)	(8,626)		-		(119)		-	(135,429)
Net income (loss) attributable to
Vornado	864,852	868,596		100,001		125,785		(73,556)	(155,974)
Interest and debt expense(2)	654,398	241,959		89,448		59,322		100,549	163,120
Depreciation and amortization(2)	685,973	324,239		145,853		73,433		64,533	77,915
Income tax expense(2)	24,248	4,395		288		1,721		12,106	5,738
EBITDA(1)	$2,229,471	$1,439,189	(3)	$335,590	(4)	$260,261	(5)	$103,632	$90,799	(6)

Balance Sheet Data:
Real estate at cost	$18,845,392	$9,732,818		$4,383,418		$2,057,374		-	$2,671,782
Investments in partially owned entities	1,246,496	1,036,130		102,635		6,007		-	101,724
Total assets	21,248,320	10,752,763		4,310,974		3,580,803		-	2,603,780

See notes on pages 141 and 142.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2013
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,669,269	$1,470,907		$541,161		$372,435		$-	$284,766
Total expenses	1,819,009	910,498		347,686		199,650		-	361,175
Operating income (loss)	850,260	560,409		193,475		172,785		-	(76,409)
(Loss) income from partially owned
entities, including Toys	(338,785)	15,527		(6,968)		2,097		(362,377)	12,936
Income from Real Estate Fund	102,898	-		-		-		-	102,898
Interest and other investment
(loss) income, net	(24,876)	5,357		129		11		-	(30,373)
Interest and debt expense	(481,304)	(181,966)		(102,277)		(55,219)		-	(141,842)
Net gain on disposition of wholly
owned and partially owned assets	3,407	-		-		1,377		-	2,030
Income (loss) before income taxes	111,600	399,327		84,359		121,051		(362,377)	(130,760)
Income tax benefit (expense)	6,406	(2,794)		14,031		(2,311)		-	(2,520)
Income (loss) from continuing
operations	118,006	396,533		98,390		118,740		(362,377)	(133,280)
Income (loss) from discontinued
operations	446,734	160,314		-		287,067		-	(647)
Net income (loss)	564,740	556,847		98,390		405,807		(362,377)	(133,927)
Less net income attributable to
noncontrolling interests	(88,769)	(10,786)		-		(3,065)		-	(74,918)
Net income (loss) attributable to
Vornado	475,971	546,061		98,390		402,742		(362,377)	(208,845)
Interest and debt expense(2)	758,781	236,645		116,131		63,803		181,586	160,616
Depreciation and amortization(2)	732,757	293,974		142,409		72,161		135,178	89,035
Income tax expense (benefit)(2)	26,371	3,002		(15,707)		2,311		33,532	3,233
EBITDA(1)	$1,993,880	$1,079,682	(3)	$341,223	(4)	$541,017	(5)	$(12,081)	$44,039	(6)

Balance Sheet Data:
Real estate at cost	$17,418,946	$8,422,297		$4,243,048		$2,060,093		$-	$2,693,508
Investments in partially owned entities	1,249,667	904,278		100,543		6,640		83,224	154,982
Total assets	20,097,224	9,255,964		4,107,636		3,374,896		83,224	3,275,504

See notes on page 141 and 142.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2012
						Retail
	Total	New York		Washington, DC		Properties		Toys	Other
Total revenues	$2,649,217	$1,319,470		$554,028		$318,566		$-	$457,153
Total expenses	1,921,425	835,563		360,056		189,480		-	536,326
Operating income (loss)	727,792	483,907		193,972		129,086		-	(79,173)
Income (loss) from partially owned
entities, including Toys	423,126	207,773		(5,612)		1,458		14,859	204,648
Income from Real Estate Fund	63,936	-		-		-		-	63,936
Interest and other investment
(loss) income, net	(261,179)	4,002		126		21		-	(265,328)
Interest and debt expense	(484,794)	(146,350)		(115,574)		(53,772)		-	(169,098)
Net gain on disposition of wholly
owned and partially owned assets	13,347	-		-		8,491		-	4,856
Income (loss) before income taxes	482,228	549,332		72,912		85,284		14,859	(240,159)
Income tax expense	(8,132)	(3,491)		(1,650)		-		-	(2,991)
Income (loss) from continuing
operations	474,096	545,841		71,262		85,284		14,859	(243,150)
Income (loss) from discontinued
operations	220,445	30,293		167,766		(52,561)		-	74,947
Net income (loss)	694,541	576,134		239,028		32,723		14,859	(168,203)
Less net (income) loss attributable to
noncontrolling interests	(77,281)	(2,138)		-		1,812		-	(76,955)
Net income (loss) attributable to
Vornado	617,260	573,996		239,028		34,535		14,859	(245,158)
Interest and debt expense(2)	760,523	187,855		133,625		79,462		147,880	211,701
Depreciation and amortization(2)	735,293	252,257		157,816		86,529		135,179	103,512
Income tax expense (benefit)(2)	7,026	3,751		1,943		-		(16,629)	17,961
EBITDA(1)	$2,120,102	$1,017,859	(3)	$532,412	(4)	$200,526	(5)	$281,289	$88,016	(6)
Balance Sheet Data:
Real estate at cost	$17,365,533	$8,687,141		$4,171,879		$2,108,328		$-	$2,398,185
Investments in partially owned entities	1,704,297	576,336		95,670		7,083		478,041	547,167
Total assets	22,065,049	9,215,438		4,196,694		3,583,999		478,041	4,590,877

See notes on page 141 and 142.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.    Segment Information – continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2014	2013	2012
	Office(a)	$1,085,262	$759,941	$568,518
	Retail	281,428	246,808	189,484
	Alexander's(b)	41,746	42,210	231,402
	Hotel Pennsylvania	30,753	30,723	28,455
	Total New York	$1,439,189	$1,079,682	$1,017,859

	(a)	2014 and 2013 includes $440,537 and $127,512 net gains on sale of real estate, respectively.

	(b)	2012 includes $179,934 for our share of net gain on sale of Kings Plaza.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2014	2013	2012
	Office, excluding the Skyline Properties (a)	$266,859	$268,373	$449,448
	Skyline properties	27,150	29,499	40,037
	Total Office	294,009	297,872	489,485
	Residential	41,581	43,351	42,927
	Total Washington, DC	$335,590	$341,223	$532,412

	(a)	2012 includes $163,367 of net gains on sale of real estate.

(5)	The elements of "Retail Properties" EBITDA are summarized below.

		For the Year Ended December 31,
	(Amounts in thousands)	2014	2013	2012
	Strip shopping centers(a)	$219,122	$285,612	$172,708
	Regional malls(b)	41,139	255,405	27,818
	Total Retail properties	$260,261	$541,017	$200,526

	(a)

2014 includes $66,023 of net gains on sale of real estate and $5,676 of impairment losses. 2013 includes $81,806 of net gains on sale of real estate, $59,599 of income pursuant to a settlement agreement with Stop & Shop and a $19,000 real estate impairment loss. 2012 includes $15,821 of net gains on sale of real estate and a $33,775 real estate impairment loss.

	(b)

2014 includes $20,842 of impairment losses. 2013 includes a $202,275 net gain on sale of the Green Acres Mall and a $13,443 real estate impairment loss. 2012 includes a $70,100 real estate impairment loss.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.    Segment Information – continued

	Notes to preceding tabular information:

(6)	The elements of "other" EBITDA from continuing operations are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2014	2013	2012
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$8,056	$7,752	$6,385
	Net realized/unrealized gains on investments	37,535	23,489	13,840
	Carried interest	24,715	18,230	4,379
	Total	70,306	49,471	24,604
	The Mart and trade shows	79,636	74,270	62,470
	555 California Street	48,844	42,667	46,167
	India real estate ventures	6,434	5,841	3,654
	LNR(a)	-	20,443	75,202
	Lexington(b)	-	6,931	32,595
	Other investments	17,270	18,981	25,612
		222,490	218,604	270,304
	Corporate general and administrative expenses(c)	(94,929)	(94,904)	(89,082)
	Investment income and other, net(c)	31,665	46,525	45,563
	Acquisition and transaction related costs, and impairment losses(d)	(31,348)	(24,857)	(17,386)
	Net gain on sale of marketable securities, land parcels and residential
	condominiums	13,568	56,868	4,856
	Our share of debt satisfaction gains and net gains on sale of real estate
	of partially owned entities	13,000	-	-
	Suffolk Downs impairment loss and loan reserve	(10,263)	-	-
	Our share of impairment losses of partially owned entities	(5,771)	-	(4,936)
	Losses from the disposition of investment in J.C. Penney	-	(127,888)	(300,752)
	Severance costs (primarily reduction in force at the Mart)	-	(5,492)	(3,005)
	Purchase price fair value adjustment and accelerated amortization of
	discount on investment in subordinated debt of Independence Plaza	-	-	105,366
	The Mart discontinued operations	-	-	93,588
	Net gain resulting from Lexington's stock issuance and asset acquisition	-	-	28,763
	Net income attributable to noncontrolling interests in the Operating Partnership	(47,563)	(23,659)	(35,327)
	Preferred unit distributions of the Operating Partnership	(50)	(1,158)	(9,936)
		$90,799	$44,039	$88,016

	(a)		On April 19, 2013, LNR was sold.

	(b)

In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable equity security - available for sale. This investment was previously accounted for under the equity method (see page 112 for details).

	(c)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $11,557, $10,636 and $6,809 for the years ended December 31, 2014, 2013 and 2012, respectively.

	(d)		The year ended December 31, 2014, includes $14,956 of transaction costs related to the spin-off of our strip shopping centers and malls.

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

As of December 31, 2014, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2014 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and our trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 144, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the internal control over financial reporting of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 17, 2015

ITEM 9B.     Other information

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2014, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with Vornado unless otherwise stated)

Steven Roth	73

Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael J. Franco	46

Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010; Managing Director (2003-2010) and Executive Director (2001-2003) of the Real Estate Investing Group of Morgan Stanley.

David R. Greenbaum	63	President of the New York Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Joseph Macnow	69

Executive Vice President - Finance and Chief Administrative Officer since June 2013; Executive Vice President - Finance and Administration from January 1998 to June 2013, and Chief Financial Officer from March 2001 to June 2013; Executive Vice President and Chief Financial Officer of Alexander's, Inc. since August 1995.

Mitchell N. Schear	56	President of Vornado/Charles E. Smith L.P. (our Washington, DC division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Wendy Silverstein	54

Executive Vice President - Co-Head of Acquisitions and Capital Markets since November 2010; Executive Vice President of Capital Markets since 1998; Senior Credit Officer of Citicorp Real Estate and Citibank, N.A. from 1986 to 1998.

Stephen W. Theriot	55

Chief Financial Officer since June 2013; Assistant Treasurer of Alexander's, Inc. since May 2014; Partner at Deloitte & Touche LLP (1994 - 2013) and most recently, leader of its Northeast Real Estate practice (2011 - 2013).

The Registrant has adopted a Code of Business Conduct and Ethics that applies to, among others, Steven Roth, its principal executive officer, and Stephen W. Theriot, its principal financial and accounting officer. This Code is available on our website at www.vno.com.

ITEM 11.      Executive Compensation

Information relating to executive officer and trustee compensation will be contained in the Proxy Statement referred to above in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Executive Compensation” and such information is incorporated herein by reference.

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

                      Equity compensation plan information

The following table provides information as of December 31, 2014 regarding our equity compensation plans.

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights		warrants and rights	the second column)
Equity compensation plans approved
by security holders	4,668,945	(1)	$67.38	4,003,507	(2)
Equity compensation awards not
approved by security holders	-		-	-
Total	4,668,945		$67.38	4,003,507
___________________________
(1)

Includes an aggregate of 1,848,830 shares/units, comprised of (i) 22,449 restricted common shares, (ii) 913,009 restricted Operating Partnership units and (iii) 913,372 Out-Performance Plan units, which do not have an exercise price.

(2)			Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants would be 8,007,014.

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

Pages in this
Annual Report
on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2014, 2013 and 2012	149
III--Real Estate and Accumulated Depreciation as of December 31, 2014	158

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

VORNADO REALTY TRUST
(Registrant)

Date: February 17, 2015	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 17, 2015
	(Steven Roth)	and Chief Executive Officer

By:	/s/Candace K. Beinecke	Trustee	February 17, 2015
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 17, 2015
(Michael D. Fascitelli)

By:	/s/Robert P. Kogod	Trustee	February 17, 2015
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	February 17, 2015
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	February 17, 2015
(David Mandelbaum)

By:	/s/Daniel R. Tisch	Trustee	February 17, 2015
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee	February 17, 2015
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	February 17, 2015
(Russell B. Wight, Jr.)

By:	/s/Stephen W. Theriot	Chief Financial Officer	February 17, 2015
	(Stephen W. Theriot)	(Principal Financial and Accounting Officer)

VORNADO REALTY TRUST
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2014
(Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written-off	of Year

Year Ended December 31, 2014:
Allowance for doubtful accounts	$32,069	$3,614	$(9,624)	$26,059
Year Ended December 31, 2013:
Allowance for doubtful accounts	$40,839	$11,417	$(20,187)	$32,069
Year Ended December 31, 2012:
Allowance for doubtful accounts	$46,531	$9,697	$(15,389)	$40,839

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
New York
New York
Manhattan
1290 Avenue of the Americas	$950,000	$515,539	$923,653	$125,754	$515,540	$1,049,406	$1,564,946	$204,622	1963	2007	(4)
697-703 5th Avenue (St. Regis)	-	152,825	584,230	-	152,825	584,230	737,055	2,591		2014	(4)
350 Park Avenue	294,484	265,889	363,381	44,888	265,890	408,268	674,158	82,124	1960	2006	(4)
666 Fifth Avenue (Retail Condo)	390,000	189,005	471,072	-	189,005	471,072	660,077	25,020		2012	(4)
One Penn Plaza	-	-	412,169	195,595	-	607,764	607,764	249,036	1972	1998	(4)
100 West 33rd Street (Manhattan Mall)	223,242	242,776	247,970	31,257	242,777	279,226	522,003	52,608	1911	2007	(4)
1535 Broadway (Marriott Marquis)	-	-	249,285	123,615	-	372,900	372,900	528		2012	(4)
1540 Broadway	-	105,914	214,208	26,132	105,914	240,340	346,254	35,089		2006	(4)
655 Fifth Avenue	140,000	102,594	231,903	-	102,594	231,903	334,497	7,305		2013	(4)
Two Penn Plaza	575,000	53,615	164,903	88,592	52,689	254,421	307,110	124,324	1968	1997	(4)
Manhattan Mall	101,758	88,595	113,473	71,769	88,595	185,242	273,837	44,006	2009	2007	(4)
770 Broadway	353,000	52,898	95,686	96,360	52,898	192,046	244,944	81,108	1907	1998	(4)
90 Park Avenue	-	8,000	175,890	51,271	8,000	227,161	235,161	96,584	1964	1997	(4)
888 Seventh Avenue	318,554	-	117,269	116,624	-	233,893	233,893	97,295	1980	1998	(4)
909 Third Avenue	350,000	-	120,723	81,627	-	202,350	202,350	70,234	1969	1999	(4)
Eleven Penn Plaza	450,000	40,333	85,259	70,124	40,333	155,383	195,716	67,353	1923	1997	(4)
7 West 34th Street	-	-	-	179,579	34,614	144,965	179,579	58,186	1901	2000	(4)
640 Fifth Avenue	-	38,224	25,992	113,920	38,224	139,912	178,136	70,078	1950	1997	(4)
150 East 58th Street	-	39,303	80,216	35,385	39,303	115,601	154,904	46,971	1969	1998	(4)
595 Madison Avenue	-	62,731	62,888	22,407	62,731	85,295	148,026	30,921	1968	1999	(4)
828-850 Madison Avenue	80,000	107,937	28,261	10	107,937	28,271	136,208	6,831		2005	(4)
715 Lexington Avenue	-	-	26,903	63,000	63,000	26,903	89,903	6,553	1923	2001	(4)
4 Union Square South	119,847	24,079	55,220	2,614	24,079	57,834	81,913	14,903	1965/2004	1993	(4)
330 West 34th Street	-	-	8,599	67,997	-	76,596	76,596	1,957	1925	1998	(4)
510 Fifth Avenue	30,154	34,602	18,728	18,806	34,602	37,534	72,136	4,541		2010	(4)
478-482 Broadway	-	20,000	13,375	28,546	20,000	41,921	61,921	6,490	2009	2007	(4)
20 Broad Street	-	-	28,760	27,302	-	56,062	56,062	19,666	1956	1998	(4)
40 Fulton Street	-	15,732	26,388	13,932	15,732	40,320	56,052	16,298	1987	1998	(4)
689 Fifth Avenue	-	19,721	13,446	19,764	19,721	33,210	52,931	7,999	1925	1998	(4)
443 Broadway	-	11,187	41,186	-	11,187	41,186	52,373	1,651		2013	(4)
40 East 66th Street	-	13,616	34,635	142	13,616	34,777	48,393	7,848		2005	(4)
155 Spring Street	-	13,700	30,544	2,469	13,700	33,013	46,713	6,589		2007	(4)
435 Seventh Avenue	98,000	19,893	19,091	37	19,893	19,128	39,021	5,964	2002	1997	(4)
3040 M Street	-	7,830	27,490	3,256	7,830	30,746	38,576	6,978		2006	(4)
692 Broadway	-	6,053	22,908	3,536	6,053	26,444	32,497	6,124		2005	(4)
608 Fifth Avenue	-	-	-	30,826	-	30,826	30,826	1,334	1932	2012	(4)
677-679 Madison Avenue	-	13,070	9,640	388	13,070	10,028	23,098	2,145		2006	(4)
484-486 Broadway	-	10,000	6,688	5,040	10,000	11,728	21,728	1,746	2009	2007	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
1135 Third Avenue	$-	$7,844	$7,844	$5,197	$7,844	$13,041	$20,885	$363		1997	(4)
431 Seventh Avenue	-	16,700	2,751	-	16,700	2,751	19,451	533		2007	(4)
304 - 306 Canal Street	-	3,511	12,905	-	3,511	12,905	16,416	-		2014	(4)
334 Canal Street	-	1,693	6,507	7,107	1,693	13,614	15,307	5		2011	(4)
267 West 34th Street	-	5,099	10,037	-	5,099	10,037	15,136	295		2013	(4)
1540 Broadway Garage	-	4,086	8,914	-	4,086	8,914	13,000	1,912	1990	2006	(4)
966 Third Avenue	-	8,869	3,631	-	8,869	3,631	12,500	121		2013	(4)
148 Spring Street	-	3,200	8,112	392	3,200	8,504	11,704	1,396		2008	(4)
150 Spring Street	-	3,200	5,822	266	3,200	6,088	9,288	1,016		2008	(4)
488 Eighth Avenue	-	10,650	1,767	(4,674)	6,859	884	7,743	156		2007	(4)
484 Eighth Avenue	-	3,856	762	383	3,856	1,145	5,001	345		1997	(4)
825 Seventh Avenue	-	1,483	697	33	1,483	730	2,213	322		1997	(4)
Other (Including Signage)	-	-	5,548	88,732	-	94,280	94,280	13,659
Total New York	4,474,039	2,345,852	5,227,329	1,860,000	2,438,752	6,994,429	9,433,181	1,591,723

New Jersey
Paramus	-	-	-	27,521	1,033	26,488	27,521	16,868	1967	1987	(4)

Other Properties
Hotel Pennsylvania	-	29,903	121,712	81,199	29,903	202,911	232,814	85,990	1919	1997	(4)

Total New York	4,474,039	2,375,755	5,349,041	1,968,720	2,469,688	7,223,828	9,693,516	1,694,581

Washington, DC
Washington, DC
2011-2451 Crystal Drive	223,652	100,935	409,920	138,116	100,229	548,742	648,971	196,953	1984-1989	2002	(4)
2001 Jefferson Davis Highway,
2100/2200 Crystal Drive, 223 23rd
Street, 2221 South Clark Street, Crystal
City Shops at 2100, 220 20th Street	71,256	57,213	131,206	180,729	49,683	319,465	369,148	71,562	1964-1969	2002	(4)
1550-1750 Crystal Drive/
241-251 18th Street	40,865	64,817	218,330	78,232	64,652	296,727	361,379	99,573	1974-1980	2002	(4)
Riverhouse Apartments	259,546	118,421	125,078	69,507	138,819	174,187	313,006	35,074		2007	(4)
Skyline Place (6 buildings)	456,421	41,986	221,869	29,537	41,862	251,530	293,392	84,826	1973-1984	2002	(4)
1215, 1225 S. Clark Street/ 200, 201
12th Street S.	58,829	47,594	177,373	44,496	47,465	221,998	269,463	72,395	1983-1987	2002	(4)
1229-1231 25th Street (West End 25)	101,671	67,049	5,039	106,659	68,198	110,549	178,747	14,439		2007	(4)
Met Park / Warehouses	-	106,946	1,326	67,761	82,898	93,135	176,033	1,321		2007	(4)
2101 L Street	148,922	32,815	51,642	83,554	39,768	128,243	168,011	30,848	1975	2003	(4)
2200 / 2300 Clarendon Blvd	35,132	-	105,475	45,831	-	151,306	151,306	50,525	1988-1989	2002	(4)
1800, 1851 and 1901 South Bell Street	-	37,551	118,806	(7,053)	37,551	111,753	149,304	31,493	1968	2002	(4)
Bowen Building - 875 15th Street, NW	115,022	30,077	98,962	1,962	30,176	100,825	131,001	24,031	2004	2005	(4)
1875 Connecticut Ave, NW	92,500	36,303	82,004	7,269	35,886	89,690	125,576	20,162	1963	2007	(4)
One Skyline Tower	138,938	12,266	75,343	36,416	12,231	111,794	124,025	38,697	1988	2002	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
1399 New York Avenue, NW	$-	$33,481	$67,363	$5,736	$34,178	$72,402	$106,580	$7,425		2011	(4)
Commerce Executive	-	13,401	58,705	20,283	13,140	79,249	92,389	25,710	1985-1989	2002	(4)
Seven Skyline Place	103,971	10,292	58,351	23,086	10,262	81,467	91,729	18,906	2001	2002	(4)
1825 Connecticut Ave, NW	92,500	33,090	61,316	(4,958)	32,726	56,722	89,448	13,335	1956	2007	(4)
1235 S. Clark Street	-	15,826	53,894	18,636	15,826	72,530	88,356	22,186	1981	2002	(4)
H Street - North 10-1D Land Parcel	-	104,473	55	(33,488)	61,970	9,070	71,040	-		2007	(4)
1750 Pennsylvania Avenue	-	20,020	30,032	15,094	21,170	43,976	65,146	11,250	1964	2002	(4)
Crystal City Hotel	-	8,000	47,191	9,316	8,000	56,507	64,507	14,565	1968	2004	(4)
1150 17th Street	28,728	23,359	24,876	15,224	24,723	38,736	63,459	14,992	1970	2002	(4)
1730 M Street	14,853	10,095	17,541	9,895	10,687	26,844	37,531	10,198	1963	2002	(4)
Democracy Plaza One	-	-	33,628	3,321	-	36,949	36,949	16,407	1987	2002	(4)
1726 M Street	-	9,450	22,062	3,433	9,455	25,490	34,945	6,036	1964	2006	(4)
Crystal Drive Retail	-	-	20,465	6,771	-	27,236	27,236	10,325	2004	2004	(4)
1109 South Capitol Street	-	11,541	178	(253)	11,597	(131)	11,466	-		2007	(4)
South Capitol	-	4,009	6,273	(1,741)	-	8,541	8,541	-		2005	(4)
H Street	-	1,763	641	41	1,763	682	2,445	161		2005	(4)
Other	-	-	51,767	(37,673)	-	14,094	14,094	156
Total Washington, DC	1,982,806	1,052,773	2,376,711	935,739	1,004,915	3,360,308	4,365,223	943,551

Retail Properties
California
Walnut Creek (1149 S. Main St)	-	2,699	19,930	-	2,699	19,930	22,629	4,599		2006	(4)
Signal Hill	-	9,652	2,940	2	9,653	2,941	12,594	607		2006	(4)
Walnut Creek (1556 Mount Diablo Blvd)	-	5,909	-	1,536	5,908	1,537	7,445	129		2007	(4)
Vallejo	-	-	2,945	221	-	3,166	3,166	654		2006	(4)
Total California	-	18,260	25,815	1,759	18,260	27,574	45,834	5,989

Connecticut
Waterbury	13,643	667	4,504	4,666	667	9,170	9,837	6,077	1969	1969	(4)
Newington	10,969	2,421	1,200	1,193	2,421	2,393	4,814	801	1965	1965	(4)
Total Connecticut	24,612	3,088	5,704	5,859	3,088	11,563	14,651	6,878

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Maryland
Rockville	$-	$3,470	$20,599	$810	$3,470	$21,409	$24,879	$5,106		2005	(4)
Baltimore (Towson)	15,248	581	3,227	10,498	581	13,725	14,306	5,741	1968	1968	(4)
Annapolis	-	-	9,652	-	-	9,652	9,652	2,956		2005	(4)
Wheaton	-	-	5,367	-	-	5,367	5,367	1,107		2006	(4)
Glen Burnie	-	462	2,571	1,807	462	4,378	4,840	3,088	1958	1958	(4)
Total Maryland	15,248	4,513	41,416	13,115	4,513	54,531	59,044	17,998

Massachusetts
Springfield	5,591	2,797	2,471	591	2,797	3,062	5,859	1,111	1993	1966	(4)
Chicopee	8,106	895	-	-	895	-	895	-	1969	1969	(4)
Cambridge	-	-	-	260	-	260	260	176
Total Massachusetts	13,697	3,692	2,471	851	3,692	3,322	7,014	1,287

New Hampshire
Salem	-	6,083	-	-	6,083	-	6,083	-		2006	(4)

New Jersey
Paramus (Bergen Town Center)	300,000	19,884	81,723	376,240	37,635	440,212	477,847	82,904	1957/2009	2003	(4)
North Bergen (Tonnelle Ave)	75,000	24,493	-	63,717	31,806	56,404	88,210	9,486	2009	2006	(4)
Union (Springfield Avenue)	27,822	19,700	45,090	-	19,700	45,090	64,790	8,548		2007	(4)
Wayne Towne Center	-	-	26,137	22,842	-	48,979	48,979	5,575		2010	(4)
East Rutherford	13,269	-	36,727	60	-	36,787	36,787	5,284	2007	2007	(4)
Garfield	-	45	8,068	25,707	45	33,775	33,820	6,962	2009	1998	(4)
East Hanover I and II	41,786	2,232	18,241	12,033	2,671	29,835	32,506	15,472	1962	1962/1998	(4)
Lodi (Washington Street)	-	7,606	13,125	2,596	7,606	15,721	23,327	3,494		2004	(4)
Bricktown	31,192	1,391	11,179	6,317	1,391	17,496	18,887	12,300	1968	1968	(4)
East Brunswick II (339-341 Route 18 S.)	11,503	2,098	10,949	4,056	2,098	15,005	17,103	9,184	1972	1972	(4)
Hazlet	-	7,400	9,413	-	7,400	9,413	16,813	1,784		2007	(4)
Totowa	24,183	120	11,994	4,653	92	16,675	16,767	12,839	1957/1999	1957	(4)
Carlstadt	-	-	16,457	1	-	16,458	16,458	2,959		2007	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
North Plainfield	$-	$6,577	$13,983	$(5,507)	$6,577	$8,476	$15,053	$2,999	1955	1989	(4)
Marlton	16,853	1,611	3,464	9,960	1,454	13,581	15,035	8,538	1973	1973	(4)
Hackensack	39,592	692	10,219	3,284	692	13,503	14,195	9,657	1963	1963	(4)
Union (Route 22 and Morris Ave)	31,567	3,025	7,470	3,394	3,025	10,864	13,889	5,275	1962	1962	(4)
Manalapan	20,545	725	7,189	5,534	1,046	12,402	13,448	8,177	1971	1971	(4)
Cherry Hill	13,536	5,864	2,694	4,177	4,864	7,871	12,735	3,985	1964	1964	(4)
South Plainfield	5,003	-	10,044	1,582	-	11,626	11,626	2,221		2007	(4)
Watchung	14,713	4,178	5,463	1,711	4,441	6,911	11,352	4,240	1994	1959	(4)
Englewood	11,571	2,300	17,245	(8,390)	1,495	9,660	11,155	566		2007	(4)
Dover	12,841	559	6,363	3,598	559	9,961	10,520	6,628	1964	1964	(4)
Eatontown	-	4,653	4,999	326	4,653	5,325	9,978	1,371		2005	(4)
Lodi (Route 17 N.)	11,075	238	9,446	-	238	9,446	9,684	3,599	1999	1975	(4)
Morris Plains	20,866	1,104	6,411	1,101	1,104	7,512	8,616	6,934	1961	1985	(4)
Jersey City	19,796	652	7,495	468	652	7,963	8,615	2,799	1965	1965	(4)
East Brunswick I (325-333 Route 18 S.)	24,290	319	6,220	1,959	319	8,179	8,498	6,725	1957	1957	(4)
Middletown	16,960	283	5,248	2,450	283	7,698	7,981	5,669	1963	1963	(4)
Woodbridge	20,171	1,509	2,675	1,969	1,539	4,614	6,153	2,636	1959	1959	(4)
Lawnside	10,433	851	3,164	1,351	851	4,515	5,366	4,313	1969	1969	(4)
Kearny	-	309	3,376	1,489	309	4,865	5,174	3,667	1938	1959	(4)
Turnersville	-	900	1,342	1,094	900	2,436	3,336	2,194	1974	1974	(4)
North Bergen (Kennedy Blvd)	4,976	2,308	636	13	2,308	649	2,957	447	1993	1959	(4)
Montclair	2,568	66	419	381	66	800	866	694	1972	1972	(4)
Total New Jersey	822,111	123,692	424,668	550,166	147,819	950,707	1,098,526	270,125

New York
Bronx (Bruckner Blvd)	-	66,100	259,503	(63,515)	61,618	200,470	262,088	6,160		2007	(4)
Huntington	16,265	21,200	33,667	1,690	21,200	35,357	56,557	6,173		2007	(4)
Mt. Kisco	27,733	22,700	26,700	784	23,297	26,887	50,184	4,653		2007	(4)
Bronx (1750-1780 Gun Hill Road)	-	6,427	11,885	19,159	6,428	31,043	37,471	5,028	2009	2005	(4)
Staten Island	17,000	11,446	21,262	2,725	11,446	23,987	35,433	6,075		2004	(4)
Inwood	-	12,419	19,097	795	12,419	19,892	32,311	4,974		2004	(4)
Buffalo (Amherst)	-	5,743	4,056	13,008	5,107	17,700	22,807	6,306	1968	1968	(4)
West Babylon	-	6,720	13,786	201	6,720	13,987	20,707	2,700		2007	(4)
Freeport (437 E. Sunrise Highway)	20,866	1,231	4,747	3,091	1,231	7,838	9,069	5,343	1981	1981	(4)
Dewitt	-	-	7,116	-	-	7,116	7,116	1,453		2006	(4)
Oceanside	-	2,710	2,306	-	2,710	2,306	5,016	437		2007	(4)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Rochester (Henrietta)	$-	$-	$2,647	$1,149	$-	$3,796	$3,796	$3,324	1971	1971	(4)
Rochester	4,280	2,172	-	-	2,172	-	2,172	-	1966	1966	(4)
Freeport (240 West Sunrise Highway)	-	-	-	260	-	260	260	151		2005	(4)
Commack	-	-	43	184	-	227	227	123		2006	(4)
New Hyde Park	-	-	4	-	-	4	4	126	1970	1976	(4)
Total New York	86,144	158,868	406,819	(20,469)	154,348	390,870	545,218	53,026

Pennsylvania
Wilkes-Barre	-	6,053	26,646	794	6,053	27,440	33,493	4,931		2007	(4)
Allentown	29,266	187	15,580	1,933	187	17,513	17,700	13,818	1957	1957	(4)
Bensalem	14,526	2,727	6,698	1,895	2,727	8,593	11,320	3,689	1972/1999	1972	(4)
Bethlehem	5,457	827	5,200	1,334	839	6,522	7,361	5,593	1966	1966	(4)
Wyomissing	-	-	2,646	2,381	-	5,027	5,027	3,471		2005	(4)
Broomall	10,433	850	2,171	1,680	850	3,851	4,701	2,792	1966	1966	(4)
York	5,083	409	2,568	1,395	409	3,963	4,372	3,566	1970	1970	(4)
Lancaster	5,270	3,140	63	689	3,140	752	3,892	518	1966	1966	(4)
Glenolden	6,688	850	1,820	613	850	2,433	3,283	2,101	1975	1975	(4)
Springfield	-	-	-	80	-	80	80	80		2005	(4)
Total Pennsylvania	76,723	15,043	63,392	12,794	15,055	76,174	91,229	40,559

South Carolina
Charleston	-	-	3,634	-	-	3,634	3,634	750		2006	(4)

Virginia
Norfolk	-	-	3,927	15	-	3,942	3,942	2,885		2005	(4)

Puerto Rico
Las Catalinas	130,000	15,280	64,370	10,121	15,280	74,491	89,771	30,478	1996	2002	(4)
Montehiedra	120,000	9,182	66,751	8,328	9,267	74,994	84,261	31,673	1996	1997	(4)
Total Puerto Rico	250,000	24,462	131,121	18,449	24,547	149,485	174,032	62,151

Other	-	-	-	4,232	-	4,232	4,232	591			(4)

Total Retail Properties	1,288,535	357,701	1,108,967	586,771	377,405	1,676,034	2,053,439	462,239

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances	Land	improvements	to acquisition	Land	improvements	Total (2)	amortization	construction (3)	acquired	is computed
Other
The Mart
Illinois
The Mart, Chicago	$550,000	$64,528	$319,146	$274,921	$64,535	$594,060	$658,595	$211,332	1930	1998	(4)
527 W. Kinzie, Chicago	-	5,166	-	-	5,166	-	5,166	-
Total Illinois	550,000	69,694	319,146	274,921	69,701	594,060	663,761	211,332

New York
MMPI Piers	-	-	-	12,794	-	12,794	12,794	1,020		2008	(4)

Total The Mart	550,000	69,694	319,146	287,715	69,701	606,854	676,555	212,352

Warehouse/Industrial
New Jersey
East Hanover	-	576	7,752	19,730	691	27,367	28,058	14,259	1972	1972	(4)

555 California Street	597,868	221,903	893,324	75,383	221,903	968,707	1,190,610	197,170	1922/1969/1970	2007	(4)
220 Central Park South	600,000	115,720	16,420	460,941	-	593,081	593,081	-		2005	(4)
Borgata Land, Atlantic City, NJ	58,452	83,089	7	(6)	83,090	-	83,090	-		2010	(4)
40 East 66th Residential	-	29,199	85,798	(86,696)	10,990	17,311	28,301	3,686		2005	(4)
677-679 Madison	-	1,462	1,058	284	1,626	1,178	2,804	322		2006	(4)
Other	-	28,052	-	(27,931)	-	121	121	-		2005	(4)
Total Other	1,256,320	479,425	996,607	421,975	317,609	1,580,398	1,898,007	201,178

Leasehold Improvements
Equipment and Other	-	-	-	130,594	-	130,594	130,594	100,975
Total December 31, 2014	$9,551,700	$4,335,924	$10,158,224	$4,351,244	$4,240,009	$14,605,383	$18,845,392	$3,629,135

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

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2014	2013	2012
Real Estate
Balance at beginning of period	$17,418,946	$17,365,533	$15,444,754
Additions during the period:
Land	225,536	131,646	514,950
Buildings & improvements	1,348,153	1,014,876	1,615,077
	18,992,635	18,512,055	17,574,781
Less: Assets sold, written-off and deconsolidated	147,243	1,093,109	209,248
Balance at end of period	$18,845,392	$17,418,946	$17,365,533

Accumulated Depreciation
Balance at beginning of period	$3,296,717	$2,966,067	$2,742,244
Additions charged to operating expenses	461,689	423,844	427,189
	3,758,406	3,389,911	3,169,433
Less: Accumulated depreciation on assets sold and written-off	129,271	93,194	203,366
Balance at end of period	$3,629,135	$3,296,717	$2,966,067

EXHIBIT INDEX

Exhibit No.
3.1	-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2	-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3	-	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A
(File No. 001-11954), filed on January 25, 2013

3.4	-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5	-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6	-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.7	-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.8	-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.9	-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.10	-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11	-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12	-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.13	-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*	Incorporated by reference.

3.14	-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to exhibit 3,4 to Vornado Realty Trust's Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15	-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.16	-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.17	-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.18	-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.19	-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.20	-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.21	-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.22	-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.23	-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.24	-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.25	-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.26	-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

_______________________
	*	Incorporated by reference.

3.27	-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

3.28	-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.29	-	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –	*
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.30	-	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.31	-	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.32	-	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

3.33	-	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated	*
by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

3.34	-	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

3.35	-	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

3.36	-	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of	*
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

3.37	-	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.38	-	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

3.39	-	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

3.40	-	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

_______________________
	*	Incorporated by reference.

3.41	-	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42	-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43	-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44	-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.45	-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

3.46	-	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2010

3.47	-	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011

3.48	-	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership	*
dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s
Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012

3.49	-	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty
L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013

4.1	-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(File No. 001-11954), filed on April 28, 2005

4.2	-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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

_______________________
	*	Incorporated by reference.

10.1		-	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,	*
1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.2	**	-	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992	*
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.3	**	-	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,	*
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

10.4		-	Agreement and Plan of Merger, dated as of October 18, 2001, by and among Vornado Realty	*
Trust, Vornado Merger Sub L.P., Charles E. Smith Commercial Realty L.P., Charles E.
Smith Commercial Realty L.L.C., Robert H. Smith, individually, Robert P. Kogod, individually, and Charles E. Smith Management, Inc. - Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954),
filed on January 16, 2002

10.5		-	Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,	*
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

10.6	**	-	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

10.7	**	-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by
reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.8		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002,	*
by and between Alexander's, Inc., the subsidiaries party thereto and Vornado
Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's
Inc.'s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.9	**	-	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph	*
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

10.10	**	-	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between	*
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.11	**	-	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and	*
among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

_______________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.12	**	-	Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,	*
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

10.13	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Michael D.	*
Fascitelli, dated December 29, 2008. Incorporated by reference to Exhibit 10.47 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.14	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow,	*
dated December 29, 2008. Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

10.15	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.16	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.17	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.18	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan. Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

10.19	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Incentive / Non-Qualified Stock Option	*
Agreement. Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust's Current
Report on Form 8-K (File No. 001-11954) filed on April 5, 2012

10.20	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement.	*
Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust's Current Report on Form
8-K (File No. 001-11954) filed on April 5, 2012

10.21	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement.	*
Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form
8-K (File No. 001-11954) filed on April 5, 2012

10.22	**	-	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2012 (File No. 001-11954) filed on February 26, 2013

10.23	**	-	Letter Agreement between Vornado Realty Trust and Michael D. Fascitelli, dated	*
February 27, 2013. Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s
Current Report on Form 8-K (File No. 001-11954), filed on February 27, 2013

_______________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.24	**	-	Waiver and Release between Vornado Realty Trust and Michael D. Fascitelli, dated	*
February 27, 2013. Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s
Current Report on Form 8-K (File No. 001-11954), filed on February 27, 2013

10.25		-	Amendment to June 2011 Revolving Credit Agreement dated as of March 28, 2013, by and	*
among Vornado Realty L.P., as Borrower, the banks listed on the signature pages, and
J.P. Morgan Chase Bank N.A., as Administrative Agent. Incorporated by reference to
Exhibit 10.48 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013

10.26	**	-	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013

10.27	**	-	Employment agreement between Vornado Realty Trust and Stephen W. Theriot dated	*
June 1, 2013. Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-11954), filed on August 5, 2013

10.28	**	-	Employment agreement between Vornado Realty Trust and Michael J. Franco dated	*
January 10, 2014. Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014

10.29	**	-	Form of Vornado Realty Trust 2014 Outerperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 10.53 to Vornado Realty Trust's Quarterly Report on Form 10-Q
for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014

10.30		-	Amended and Restated Revolving Credit Agreement dated as of September 30, 2014, by and	*
among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A. as
Administrative Agent for the Banks. Incorporated by reference to Exhibit 10.54 to
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2014 (File No. 001-11954), filed on November 3, 2014

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