Form 10-Q
period 2015-03-31
VORNADO REALTY TRUST
filed 2015-05-04
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2015, 188,272,702 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	March 31,	December 31,
ASSETS	2015	2014
Real estate, at cost:
Land	$3,914,401	$3,861,913
Buildings and improvements	11,881,228	11,705,749
Development costs and construction in progress	1,157,180	1,128,037
Leasehold improvements and equipment	127,534	126,659
Total	17,080,343	16,822,358
Less accumulated depreciation and amortization	(3,248,078)	(3,161,633)
Real estate, net	13,832,265	13,660,725
Cash and cash equivalents	1,067,568	1,198,477
Restricted cash	198,672	176,204
Marketable securities	184,991	206,323
Tenant and other receivables, net of allowance for doubtful accounts of $12,456 and $12,210	110,477	109,998
Investments in partially owned entities	1,408,214	1,246,496
Real estate fund investments	554,426	513,973
Receivable arising from the straight-lining of rents, net of allowance of $3,083 and $3,188	816,661	787,271
Deferred leasing and financing costs, net of accumulated amortization of $289,589 and $281,109	478,507	475,158
Identified intangible assets, net of accumulated amortization of $200,330 and $199,821	229,579	225,155
Assets related to discontinued operations	35,342	2,238,474
Other assets	344,349	410,066
	$19,261,051	$21,248,320

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable	$8,316,793	$8,263,165
Senior unsecured notes	847,332	1,347,159
Revolving credit facility debt	400,000	-
Accounts payable and accrued expenses	432,970	447,745
Deferred revenue	346,026	358,613
Deferred compensation plan	121,530	117,284
Liabilities related to discontinued operations	11,354	1,511,362
Other liabilities	436,608	375,830
Total liabilities	10,912,613	12,421,158
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 11,640,982 and 11,356,550 units outstanding	1,303,790	1,336,780
Series D cumulative redeemable preferred unit - 1 unit outstanding	1,000	1,000
Total redeemable noncontrolling interests	1,304,790	1,337,780
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 52,678,939 shares	1,277,014	1,277,026
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 188,272,702 and 187,887,498 shares	7,509	7,493
Additional capital	6,935,205	6,873,025
Earnings less than distributions	(2,006,439)	(1,505,385)
Accumulated other comprehensive income	72,609	93,267
Total Vornado shareholders' equity	6,285,898	6,745,426
Noncontrolling interests in consolidated subsidiaries	757,750	743,956
Total equity	7,043,648	7,489,382
	$19,261,051	$21,248,320

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three
	Months Ended March 31,
(Amounts in thousands, except per share amounts)	2015	2014

REVENUES:
Property rentals	$500,274	$467,140
Tenant expense reimbursements	66,921	59,301
Fee and other income	39,607	35,940
Total revenues	606,802	562,381
EXPENSES:
Operating	254,493	236,561
Depreciation and amortization	124,122	131,792
General and administrative	58,492	47,502
Acquisition and transaction related costs	1,981	1,285
Total expenses	439,088	417,140
Operating income	167,714	145,241
(Loss) income from partially owned entities	(2,405)	1,979
Income from real estate fund investments	24,089	18,148
Interest and other investment income, net	10,792	11,850
Interest and debt expense	(91,674)	(96,312)
Net gain on disposition of wholly owned and partially
owned assets	1,860	9,635
Income before income taxes	110,376	90,541
Income tax expense	(971)	(851)
Income from continuing operations	109,405	89,690
Income from discontinued operations	15,841	8,466
Net income	125,246	98,156
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(15,882)	(11,579)
Operating Partnership	(5,287)	(3,860)
Net income attributable to Vornado	104,077	82,717
Preferred share dividends	(19,484)	(20,368)
NET INCOME attributable to common shareholders	$84,593	$62,349

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.37	$0.29
Income from discontinued operations, net	0.08	0.04
Net income per common share	$0.45	$0.33
Weighted average shares outstanding	187,999	187,307

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.37	$0.29
Income from discontinued operations, net	0.08	0.04
Net income per common share	$0.45	$0.33
Weighted average shares outstanding	189,336	188,240

DIVIDENDS PER COMMON SHARE	$0.63	$0.73

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three
	Months Ended March 31,
(Amounts in thousands)	2015	2014

Net income	$125,246	$98,156
Other comprehensive income (loss):
Change in unrealized net (loss) gain on available-for-sale securities	(21,332)	13,125
Pro rata share of other comprehensive income (loss) of
nonconsolidated subsidiaries	157	(8,286)
Change in value of interest rate swap and other	(771)	1,611
Comprehensive income	103,300	104,606
Less comprehensive income attributable to noncontrolling interests	(19,881)	(15,800)
Comprehensive income attributable to Vornado	$83,419	$88,806

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

								Non-
							Accumulated	controlling
(Amounts in thousands)						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$7,493	$6,873,025	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado	-	-	-	-	-	104,077	-	-	104,077
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	15,882	15,882
Distribution of Urban Edge
Properties	-	-	-	-	-	(464,262)	-	(341)	(464,603)
Dividends on common shares	-	-	-	-	-	(118,447)	-	-	(118,447)
Dividends on preferred shares	-	-	-	-	-	(19,484)	-	-	(19,484)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	210	8	23,485	-	-	-	23,493
Under employees' share
option plan	-	-	165	7	11,672	(2,579)	-	-	9,100
Under dividend reinvestment plan	-	-	3	-	338	-	-	-	338
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	51,350	51,350
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(52,882)	(52,882)
Other	-	-	-	-	-	-	-	(125)	(125)
Conversion of Series A preferred
shares to common shares	-	(12)	1	-	12	-	-	-	-
Deferred compensation shares
and options	-	-	7	1	1,324	(359)	-	-	966
Change in unrealized net loss on
available-for-sale securities	-	-	-	-	-	-	(21,332)	-	(21,332)
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	157	-	157
Change in value of interest rate swap	-	-	-	-	-	-	(776)	-	(776)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	25,349	-	-	-	25,349
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	1,288	-	1,288
Other	-	-	-	-	-	-	5	(90)	(85)
Balance, March 31, 2015	52,679	$1,277,014	188,273	$7,509	$6,935,205	$(2,006,439)	$72,609	$757,750	$7,043,648

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

								Non-
							Accumulated	controlling
(Amounts in thousands)						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado	-	-	-	-	-	82,717	-	-	82,717
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	11,579	11,579
Dividends on common shares	-	-	-	-	-	(136,761)	-	-	(136,761)
Dividends on preferred shares	-	-	-	-	-	(20,368)	-	-	(20,368)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	55	2	5,154	-	-	-	5,156
Under employees' share
option plan	-	-	60	2	3,228	-	-	-	3,230
Under dividend reinvestment plan	-	-	5	-	446	-	-	-	446
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(1,950)	(1,950)
Other	-	-	-	-	-	-	-	(142)	(142)
Deferred compensation shares
and options	-	-	7	1	2,118	(340)	-	-	1,779
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	-	-	13,125	-	13,125
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(8,286)	-	(8,286)
Change in value of interest rate swap	-	-	-	-	-	-	1,610	-	1,610
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(136,937)	-	-	-	(136,937)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(361)	-	(361)
Other	-	-	-	-	(238)	(18)	1	1	(254)
Balance, March 31, 2014	52,683	$1,277,225	187,412	$7,474	$7,017,611	$(1,809,609)	$77,626	$839,000	$7,409,327

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014
(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$125,246	$98,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	131,112	153,869
Return of capital from real estate fund investments	72,208	-
Net gains on sale of real estate and other	(32,243)	-
Straight-lining of rental income	(29,474)	(13,236)
Net realized and unrealized gains on real estate fund investments	(17,639)	(14,169)
Distributions of income from partially owned entities	15,874	12,966
Other non-cash adjustments	15,865	11,885
Amortization of below-market leases, net	(12,754)	(12,144)
Loss (income) from partially owned entities	2,405	(1,979)
Net gain on disposition of wholly owned and partially owned assets	(1,860)	(9,635)
Impairment losses	256	20,842
Changes in operating assets and liabilities:
Real estate fund investments	(95,022)	(123)
Accounts receivable, net	975	(7,624)
Prepaid assets	62,658	53,841
Other assets	(13,093)	(18,297)
Accounts payable and accrued expenses	(12,691)	31,554
Other liabilities	(17,307)	3,225
Net cash provided by operating activities	194,516	309,131

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	334,725	120,270
Development costs and construction in progress	(88,052)	(90,653)
Additions to real estate	(54,466)	(53,103)
Acquisitions of real estate and other	(49,878)	-
Investments in partially owned entities	(23,912)	(16,633)
Proceeds from repayments of mortgage and mezzanine loans receivable and other	16,763	69,347
Distributions of capital from partially owned entities	13,409	1,277
Restricted cash	1,282	52,256
Net cash provided by investing activities	149,871	82,761

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014
(Amounts in thousands)
Cash Flows from Financing Activities:
Repayments of borrowings	$(907,431)	$(233,198)
Proceeds from borrowings	800,000	600,000
Cash included in the spin-off of Urban Edge Properties	(225,000)	-
Dividends paid on common shares	(118,447)	(136,761)
Distributions to noncontrolling interests	(60,287)	(10,474)
Contributions from noncontrolling interests	51,350	-
Dividends paid on preferred shares	(19,484)	(20,368)
Proceeds received from exercise of employee share options	12,018	3,676
Debt issuance costs	(5,076)	(20,752)
Repurchase of shares related to stock compensation agreements and/or related
tax withholdings	(2,939)	(578)
Net cash (used in) provided by financing activities	(475,296)	181,545
Net (decrease) increase in cash and cash equivalents	(130,909)	573,437
Cash and cash equivalents at beginning of period	1,198,477	583,290
Cash and cash equivalents at end of period	$1,067,568	$1,156,727

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $8,479 and $13,622	$91,702	$100,209
Cash payments for income taxes	$2,175	$1,214

Non-Cash Investing and Financing Activities:
Non-cash distribution of Urban Edge Properties:
Assets	$1,722,263	$-
Liabilities	(1,482,660)	-
Equity	(239,603)	-
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	(145,313)	-
Accrued capital expenditures included in accounts payable and accrued expenses	87,232	74,424
Financing assumed in acquisitions	62,000	-
Like-kind exchange of real estate:
Acquisitions	57,722	-
Dispositions	(38,822)	-
Adjustments to carry redeemable Class A units at redemption value	25,349	(136,937)
Receipt of security deposits included in restricted cash and other liabilities	42,346	-
Write-off of fully depreciated assets	(18,790)	(67,204)
Elimination of a mortgage and mezzanine loan asset and liability	-	59,375

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.9% of the common limited partnership interest in, the Operating Partnership at March 31, 2015.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to Urban Edge Properties (“UE”) (NYSE: UE). As part of this transaction, we retained 5,717,184 UE operating partnership units (5.4% ownership interest). We are providing transition services to UE for an initial period of up to two years, including information technology, human resources, tax and financial reporting. UE is providing us with leasing and property management services for (i) the Monmouth Mall, (ii) certain small retail properties that we plan to sell, and (iii) our affiliate, Alexander’s, Inc. (NYSE: ALX), Rego Park retail assets. Steven Roth, our Chairman and Chief Executive Officer is a member of the Board of Trustees of UE. The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares. Beginning in the first quarter of 2015, the historical financial results of UE are reflected in our consolidated financial statements as discontinued operations for all periods presented.

2.    Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and its consolidated subsidiaries, including the Operating Partnership.  All intercompany amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Certain prior year balances have been reclassified in order to conform to the current period presentation.  Beginning in the three months ended March 31, 2015, the Company classified signage revenue within “property rentals”.  For the three months ended March 31, 2014, $9,300,000 related to signage revenue has been reclassified from “fee and other income” to “property rentals” to conform to the current period presentation.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. Upon adoption of this standard on January 1, 2015, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations. The financial results of UE and certain other retail assets are reflected in our consolidated financial statements as discontinued operations for all periods presented (see Note 8 – Dispositions).

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

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets.  ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of this update on January 1, 2016 will not have a material impact on our consolidated financial statements.

4.    Acquisitions

On January 20, 2015, we and one of the Fund’s limited partners co-invested with the Fund to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel (see Note 5 – Vornado Capital Partners Real Estate Fund).

On March 18, 2015, we acquired the Center Building, a 437,000 square foot office building, located at 33-00 Northern Boulevard in Long Island City, New York, for $142,000,000, including the assumption of an existing $62,000,000, 4.43% mortgage maturing in October 2018.

As of March 31, 2015, we have made a $25,000,000 non-refundable deposit related to an agreement to acquire a property in the Penn Plaza submarket in Manhattan for $355,000,000.

On April 8, 2015, we made an $11,000,000 refundable contribution to a joint venture, in which we will have a 55% interest.  The joint venture plans to develop a 173,000 square foot Class-A office building, located on the western side of the High Line at 510 West 22nd Street.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

5.     Vornado Capital Partners Real Estate Fund (the “Fund”)

We are the general partner and investment manager of the Fund, which has an eight-year term and a three-year investment period that ended in July 2013. During the investment period, the Fund was our exclusive investment vehicle for all investments that fit within its investment parameters, as defined.  The Fund is accounted for under ASC 946, Financial Services – Investment Companies and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

On January 20, 2015, we and one of the Fund’s limited partners co-invested with the Fund to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel (the “Co-Investment”).  The purchase price for the 57% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a newly placed $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% which matures in December 2018 with a one-year extension option.  Our aggregate ownership interest in the property increased to 33% from 11%.  The Co-Investment is included as a component of “real estate fund investments” on our consolidated balance sheets.

On March 25, 2015, the Fund completed the sale of 520 Broadway in Santa Monica, CA for $91,650,000. The Fund realized a $24,705,000 net gain over the holding period.

At March 31, 2015, we had six investments with an aggregate fair value of $554,426,000, or $169,832,000 in excess of cost, and had remaining unfunded commitments of $102,324,000, of which our share was $25,581,000.  Below is a summary of income from the Fund for the three months ended March 31, 2015 and 2014.

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2015	2014
Net investment income	$6,450	$3,979
Net realized gains on exited investments	24,705	-
Previously recorded unrealized gains on exited investments	(23,279)	-
Net unrealized gains on held investments	16,213	14,169
Income from real estate fund investments	24,089	18,148
Less income attributable to noncontrolling interests	(13,539)	(10,849)
Income from real estate fund investments attributable to Vornado (1)	$10,550	$7,299
___________________________________

(1)    Excludes property management, leasing and development fees of $704 and $618 for the three months ended March 31, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

6.    Marketable Securities

Below is a summary of our marketable securities portfolio as of March 31, 2015 and December 31, 2014.

(Amounts in thousands)	As of March 31, 2015			As of December 31, 2014
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$181,550	$72,549	$109,001	$202,789	$72,549	$130,240
Other	3,441	-	3,441	3,534	-	3,534
	$184,991	$72,549	$112,442	$206,323	$72,549	$133,774

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of March 31, 2015, we own 32.6% of Toys.  We have not guaranteed any of Toys’ obligations and are not committed to provide any support to Toys.  Pursuant to ASC 323-10-35-20, we discontinued applying the equity method for our Toys’ investment when the carrying amount was reduced to zero in the third quarter of 2014.  We will resume application of the equity method if, during the period the equity method has been suspended, our share of unrecognized net income exceeds our share of unrecognized net losses.

In the first quarter of 2014, we recognized our share of Toys’ fourth quarter net income of $75,196,000 and a corresponding non-cash impairment loss of the same amount.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)	Balance as of
Balance Sheet:	January 31, 2015	November 1, 2014
Assets	$9,958,000	$11,267,000
Liabilities	9,014,000	10,377,000
Noncontrolling interests	85,000	82,000
Toys “R” Us, Inc. equity (1)	859,000	808,000

	For the Three Months Ended
Income Statement:	January 31, 2015	February 1, 2014
Total revenues	$4,983,000	$5,267,000
Net income attributable to Toys	193,700	82,500

(1)

At March 31, 2015, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $279,936. This basis difference results primarily from non-cash impairment losses aggregating $355,953 that we have recognized through March 31, 2015. We have allocated the basis difference primarily to Toys' real estate, which is being amortized over its remaining estimated useful life.

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2015, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of March 31, 2015, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s March 31, 2015 closing share price of $456.58, was $755,214,000, or $623,071,000 in excess of the carrying amount on our consolidated balance sheet.  As of March 31, 2015, the carrying amount of our investment in Alexander’s exceeds our share of the equity in the net assets of Alexander’s by approximately $41,048,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities - continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX) - continued

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)	Balance as of
Balance Sheet:	March 31, 2015	December 31, 2014
Assets	$1,433,000	$1,423,000
Liabilities	1,084,000	1,075,000
Stockholders' equity	349,000	348,000

	For the Three Months Ended March 31,
Income Statement:	2015	2014
Total revenues	$52,000	$49,000
Net income attributable to Alexander’s	18,000	15,000

Urban Edge Properties (“UE”) (NYSE: UE)

As part of our spin-off of substantially all of our retail segment to UE on January 15, 2015 (see Note 1 – Organization), we retained 5,717,184 UE operating partnership units, representing a 5.4% ownership interest in UE.  We account for our investment in UE under the equity method and will recognize our share of UE’s earnings on a one-quarter lag basis.  We are providing transition services to UE for an initial period of up to two years, including information technology, human resources, tax and financial reporting.  UE is providing us with leasing and property management services for (i) the Monmouth Mall, (ii) certain small retail properties that we plan to sell, and (iii) our affiliate, Alexander’s, Rego Park retail assets.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT Associates, L.P., which is the operating partnership of PREIT, in exchange for $485,313,000; comprised of $340,000,000 of cash and 6,250,000 PREIT operating partnership units (valued at $145,313,000 or $23.25 per PREIT unit) (See Note 8 – Dispositions).  $19,000,000 of tenant improvements and allowances was credited to PREIT as a closing adjustment.  As a result of this transaction, we own an 8.1% interest in PREIT.  We account for our investment in PREIT under the equity method and will recognize our share of PREIT’s earnings on a one-quarter lag basis.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and (loss) income from, partially owned entities.

		Percentage
(Amounts in thousands)		Ownership at	Balance as of
Investments:		March 31, 2015	March 31, 2015	December 31, 2014
	Partially owned office buildings (1)	Various	$766,074	$760,749
	PREIT Associates	8.1%	144,681	-
	Alexander’s	32.4%	132,143	131,616
	India real estate ventures	4.1%-36.5%	67,159	76,752
	Urban Edge	5.4%	25,206	-
	Toys	32.6%	-	-
	Other investments (2)	Various	272,951	277,379
			$1,408,214	$1,246,496

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

		Percentage	For the Three Months
(Amounts in thousands)		Ownership at	Ended March 31,
Our Share of Net (Loss) Income:		March 31, 2015	2015	2014
	Partially owned office buildings (1)	Various	$(9,296)	$(2,395)

	Alexander's:
	Equity in net income	32.4%	5,594	4,759
	Management, leasing and development fees		2,097	1,626
			7,691	6,385

	Toys:
	Equity in net income	32.6%	-	75,196
	Non-cash impairment losses		-	(75,196)
	Management fees		1,454	1,847
			1,454	1,847

	Urban Edge (2)	5.4%	584	-

	India real estate ventures	4.1%-36.5%	(109)	(137)

	Other investments (3)	Various	(2,729)	(3,721)

			$(2,405)	$1,979

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.
(2)	Represents fees earned pursuant to our transition services agreement with UE.
(3)	Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Dispositions

Discontinued Operations

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE (NYSE: UE) (see Note 1 – Organization).

On March 13, 2015, we sold our lease position in Geary Street, CA for $34,189,000, which resulted in a net gain of $21,376,000.

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT (see Note 7 – Investments in Partially Owned Entities).  The financial statement gain was $7,823,000, of which $7,192,000 was recognized in the first quarter of 2015 and the remaining $631,000 was deferred based on our ownership interest in PREIT.  On March 31, 2018, we will be entitled to additional consideration of 50% of the increase in the value of Springfield Town Center, if any, over $465,000,000, calculated utilizing a 5.5% capitalization rate.  In the first quarter of 2014, we recorded a non-cash impairment loss of $20,000,000 on Springfield Town Center which is included in “income from discontinued operations” on our consolidated statements of income.

During the first quarter of 2015, we sold five residual retail properties, in separate transactions, for an aggregate of $10,731,000, which resulted in net gains of $3,675,000.

We have reclassified the revenues and expenses of the properties discussed above to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at March 31, 2015 and December 31, 2014 and their combined results of operations and cash flows for the three months ended March 31, 2015 and 2014.

	Balance as of

(Amounts in thousands)	March 31,	December 31,
	2015	2014
Assets related to discontinued operations:

Real estate, net	$27,199	$2,028,677
Other assets	8,143	209,797
	$35,342	$2,238,474

Liabilities related to discontinued operations:

Mortgages payable	-	1,288,535
Other liabilities (primarily deferred revenue in 2014)	11,354	222,827
	$11,354	$1,511,362

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2015	2014
Income from discontinued operations

Total revenues	$19,958	$106,563
Total expenses	13,373	76,025
	6,585	30,538
Net gain on sale of lease position in Geary Street, CA	21,376	-
Net gains on sale of real estate	10,867	-
Transaction related costs	(22,645)	(499)
Impairment losses	(256)	(20,842)
Pretax income from discontinued operations	15,927	9,197
Income tax expense	(86)	(731)
Income from discontinued operations	$15,841	$8,466

Cash flows related to discontinued operations:

Cash flows from operating activities	$(36,672)	$15,535
Cash flows from investing activities	310,069	(30,397)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2015 and December 31, 2014.

	Balance as of
	March 31,	December 31,
(Amounts in thousands)	2015	2014
Identified intangible assets:
Gross amount	$429,909	$424,976
Accumulated amortization	(200,330)	(199,821)
Net	$229,579	$225,155
Identified intangible liabilities (included in deferred revenue):
Gross amount	$620,891	$657,976
Accumulated amortization	(304,929)	(329,775)
Net	$315,962	$328,201

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $12,450,000 and $9,712,000 for the three months ended March 31, 2015 and 2014, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$36,804
2017	34,829
2018	33,546
2019	23,514
2020	21,505

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $6,185,000 and $8,891,000 for the three months ended March 31, 2015 and 2014, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$22,523
2017	17,692
2018	13,373
2019	11,425
2020	10,651

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $458,000 for the three months ended March 31, 2015 and 2014.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$1,832
2017	1,832
2018	1,832
2019	1,832
2020	1,832

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

10.    Debt

On January 1, 2015, we redeemed all of the $500,000,000 principal amount of our outstanding 4.25% senior unsecured notes, which were scheduled to mature on April 1, 2015, at a redemption price of 100% of the principal amount plus accrued interest through December 31, 2014.

On April 1, 2015, we completed a $308,000,000 refinancing of RiverHouse Apartments, a three building, 1,670 unit rental complex located in Arlington, VA.  The loan is interest-only at LIBOR plus 1.28% and matures in 2025.  We realized net proceeds of approximately $43,000,000.  The property was previously encumbered by a 5.43%, $195,000,000 mortgage maturing in April 2015 and a $64,000,000 mortgage at LIBOR plus 1.53% maturing in 2018.

The following is a summary of our debt:

	Interest Rate at	Balance at
(Amounts in thousands)	March 31, 2015	March 31, 2015	December 31, 2014
Mortgages Payable:
Fixed rate	4.46%	$6,553,924	$6,499,396
Variable rate	2.21%	1,762,869	1,763,769
	3.99%	$8,316,793	$8,263,165

Unsecured Debt:
Senior unsecured notes	3.68%	$847,332	$1,347,159
Revolving credit facility debt	1.23%	400,000	-
	3.39%	$1,247,332	$1,347,159

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

(Amounts in thousands)
Balance at December 31, 2013	$1,003,620
Net income	3,860
Other comprehensive income	361
Distributions	(8,383)
Redemption of Class A units for common shares, at redemption value	(5,156)
Adjustments to carry redeemable Class A units at redemption value	136,937
Other, net	9,592
Balance at March 31, 2014	$1,140,831

Balance at December 31, 2014	$1,337,780
Net income	5,287
Other comprehensive loss	(1,288)
Distributions	(7,280)
Redemption of Class A units for common shares, at redemption value	(23,493)
Adjustments to carry redeemable Class A units at redemption value	(25,349)
Other, net	19,133
Balance at March 31, 2015	$1,304,790

As of March 31, 2015 and December 31, 2014, the aggregate redemption value of redeemable Class A units was $1,303,790,000 and $1,336,780,000, respectively.

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 as of March 31, 2015 and December 31, 2014.  Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

12.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

	For the Three Months Ended March 31, 2014
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2013	$71,537	$119,309	$(11,501)	$(31,882)	$(4,389)
OCI before reclassifications	6,089	13,125	(8,286)	1,610	(360)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	6,089	13,125	(8,286)	1,610	(360)
Balance as of March 31, 2014	$77,626	$132,434	$(19,787)	$(30,272)	$(4,749)

	For the Three Months Ended March 31, 2015
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
(Amounts in thousands)	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2014	$93,267	$133,774	$(8,992)	$(25,803)	$(5,712)
OCI before reclassifications	(20,658)	(21,332)	157	(776)	1,293
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(20,658)	(21,332)	157	(776)	1,293
Balance as of March 31, 2015	$72,609	$112,442	$(8,835)	$(26,579)	$(4,419)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Variable Interest Entities (“VIEs”)

At March 31, 2015 and December 31, 2014, we have unconsolidated VIEs comprised of our investments in the entities that own One Park Avenue, Independence Plaza and the Warner Building.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method.  As of March 31, 2015 and December 31, 2014, the net carrying amounts of our investment in these entities were $286,876,000 and $286,783,000, respectively, and our maximum exposure to loss in these entities is limited to our investment.  We did not have any consolidated VIEs as of March 31, 2015 and December 31, 2014.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units), and (v) an interest rate swap.  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at March 31, 2015 and December 31, 2014, respectively.

	As of March 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$184,991	$184,991	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	554,426	-	-	554,426
Deferred compensation plan assets (included in other assets)	121,530	56,694	-	64,836
Total assets	$860,947	$241,685	$-	$619,262

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	26,574	-	26,574	-
Total liabilities	$81,671	$55,097	$26,574	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$206,323	$206,323	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	513,973	-	-	513,973
Deferred compensation plan assets (included in other assets)	117,284	53,969	-	63,315
Total assets	$837,580	$260,292	$-	$577,288

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	25,797	-	25,797	-
Total liabilities	$80,894	$55,097	$25,797	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At March 31, 2015, we had six investments with an aggregate fair value of $554,426,000, or $169,832,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.8 to 5.8 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at March 31, 2015 and December 31, 2014.

			Weighted Average
	Range		(based on fair value of investments)
Unobservable Quantitative Input	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Discount rates	12.0% to 14.5%	12.0% to 17.5%	13.4%	13.7%
Terminal capitalization rates	4.8% to 6.5%	4.7% to 6.5%	5.5%	5.3%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three months ended March 31, 2015 and 2014.

	Real Estate Fund Investments
	For the Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Beginning balance	$513,973	$667,710
Purchases	95,000	123
Dispositions / Distributions	(72,186)	-
Net unrealized gains	16,213	14,169
Net realized gains	1,426	-
Ending balance	$554,426	$682,002

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three months ended March 31, 2015 and 2014.

	Deferred Compensation Plan Assets
	For the Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Beginning balance	$63,315	$68,782
Purchases	624	1,644
Sales	(438)	(5,124)
Realized and unrealized gain	1,335	2,172
Other, net	-	153
Ending balance	$64,836	$67,627

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets required to be measured for impairment at December 31, 2014.  The fair value of our real estate assets was determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate assets	$4,848	$-	$-	$4,848

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our revolving credit facility is classified as Level 1, and the fair value of our mortgage and mezzanine loans receivable is classified as Level 3.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
(Amounts in thousands)	Amount	Value	Amount	Value
Cash equivalents	$526,218	$526,000	$749,418	$749,000
Mortgage and mezzanine loans receivable	-	-	16,748	17,000
	$526,218	$526,000	$766,166	$766,000
Debt:
Mortgages payable	$8,316,793	$8,334,000	$8,263,165	$8,224,000
Senior unsecured notes	847,332	898,000	1,347,159	1,385,000
Revolving credit facility debt	400,000	400,000	-	-
	$9,564,125	$9,632,000	$9,610,324	$9,609,000

15.    Incentive Compensation

Our 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and Out-Performance Plan awards to certain of our employees and officers.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense was $20,142,000 and $11,024,000 in the three months ended March 31, 2015 and 2014, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

16.    Fee and Other Income

The following table sets forth the details of fee and other income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2015	2014
BMS cleaning fees	$22,633	$18,956
Management and leasing fees	4,192	5,828
Lease termination fees	3,747	3,577
Other income	9,035	7,579
	$39,607	$35,940

Management and leasing fees include management fees from Interstate Properties, a related party, of $139,000 and $134,000 for the three months ended March 31, 2015 and 2014, respectively.  The above table excludes fee income from partially owned entities, which is typically included in “(loss) income from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

17.     Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2015	2014
Dividends and interest on marketable securities	$3,203	$3,106
Mark-to-market of investments in our deferred compensation plan (1)	2,859	4,400
Interest on mezzanine loans receivable	1,674	2,384
Other, net	3,056	1,960
	$10,792	$11,850

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	For the Three Months
(Amounts in thousands)	Ended March 31,
	2015	2014
Interest expense	$95,328	$105,512
Amortization of deferred financing costs	7,456	4,422
Capitalized interest and debt expense	(11,110)	(13,622)
	$91,674	$96,312

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

	For the Three Months
(Amounts in thousands, except per share amounts)	Ended March 31,
	2015	2014
Numerator:
Income from continuing operations, net of income attributable
to noncontrolling interests	$89,166	$74,743
Income from discontinued operations, net of income attributable
to noncontrolling interests	14,911	7,974
Net income attributable to Vornado	104,077	82,717
Preferred share dividends	(19,484)	(20,368)
Net income attributable to common shareholders	84,593	62,349
Earnings allocated to unvested participating securities	(19)	(30)
Numerator for diluted income per share	$84,574	$62,319

Denominator:
Denominator for basic income per share – weighted average shares	187,999	187,307
Effect of dilutive securities(1):
Employee stock options and restricted share awards	1,337	933
Denominator for diluted income per share – weighted average
shares and assumed conversions	189,336	188,240

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.37	$0.29
Income from discontinued operations, net	0.08	0.04
Net income per common share	$0.45	$0.33

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.37	$0.29
Income from discontinued operations, net	0.08	0.04
Net income per common share	$0.45	$0.33

(1)

The effect of dilutive securities in the three months ended March 31, 2015 and 2014 excludes an aggregate of 11,488 and 11,326 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for NBCR acts.  Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC.  For NBCR acts, PPIC is responsible for a deductible of $2,480,000 and 15% of the balance of a covered loss (16% effective January 1, 2016) and the Federal government is responsible for the remaining 85% of a covered loss (84% effective January 1, 2016).  We are ultimately responsible for any loss incurred by PPIC.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2015, the aggregate dollar amount of these guarantees and master leases is approximately $349,000,000.

At March 31, 2015, $39,632,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of March 31, 2015, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $78,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information

As a result of the spin-off of substantially all of our Retail Properties segment (see Note 8 - Dispositions), the remaining retail properties no longer meet the criteria to be a separate reportable segment.  In addition, as a result of our investment in Toys being reduced to zero, we suspended equity method accounting for our investment in Toys (see Note 7 - Investments in Partially Owned Entities) and the Toys segment no longer meets the criteria to be a separate reportable segment.  Accordingly, effective January 1, 2015, the Retail Properties segment and Toys have been reclassified to the Other segment.  We have also reclassified the prior period segment financial results to conform to the current period presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended March 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$606,802	$399,513		$133,968		$73,321
Total expenses	439,088	252,760		92,997		93,331
Operating income (loss)	167,714	146,753		40,971		(20,010)
(Loss) income from partially owned entities	(2,405)	(5,663)		131		3,127
Income from real estate fund investments	24,089	-		-		24,089
Interest and other investment income, net	10,792	1,862		13		8,917
Interest and debt expense	(91,674)	(45,351)		(18,160)		(28,163)
Net gain on disposition of wholly owned and partially
owned assets	1,860	-		-		1,860
Income (loss) before income taxes	110,376	97,601		22,955		(10,180)
Income tax (expense) benefit	(971)	(943)		674		(702)
Income (loss) from continuing operations	109,405	96,658		23,629		(10,882)
Income from discontinued operations	15,841	-		-		15,841
Net income	125,246	96,658		23,629		4,959
Less net income attributable to noncontrolling interests	(21,169)	(1,506)		-		(19,663)
Net income (loss) attributable to Vornado	104,077	95,152		23,629		(14,704)
Interest and debt expense(2)	114,675	58,667		21,512		34,496
Depreciation and amortization(2)	156,450	94,124		40,752		21,574
Income tax (benefit) expense (2)	(739)	1,002		(2,636)		895
EBITDA(1)	$374,463	$248,945	(3)	$83,257	(4)	$42,261	(5)

(Amounts in thousands)	For the Three Months Ended March 31, 2014
	Total	New York		Washington, DC		Other
Total revenues	$562,381	$361,184		$135,278		$65,919
Total expenses	417,140	237,734		89,572		89,834
Operating income (loss)	145,241	123,450		45,706		(23,915)
Income (loss) from partially owned entities	1,979	1,566		(1,266)		1,679
Income from real estate fund investments	18,148	-		-		18,148
Interest and other investment income, net	11,850	1,441		36		10,373
Interest and debt expense	(96,312)	(42,839)		(19,347)		(34,126)
Net gain on disposition of wholly owned and partially
owned assets	9,635	-		-		9,635
Income (loss) before income taxes	90,541	83,618		25,129		(18,206)
Income tax (expense) benefit	(851)	(969)		199		(81)
Income (loss) from continuing operations	89,690	82,649		25,328		(18,287)
Income from discontinued operations	8,466	5,867		-		2,599
Net income (loss)	98,156	88,516		25,328		(15,688)
Less net income attributable to noncontrolling interests	(15,439)	(1,405)		-		(14,034)
Net income (loss) attributable to Vornado	82,717	87,111		25,328		(29,722)
Interest and debt expense(2)	170,952	58,068		22,798		90,086
Depreciation and amortization(2)	196,339	87,587		36,150		72,602
Income tax expense (benefit)(2)	19,831	1,032		(189)		18,988
EBITDA(1)	$469,839	$233,798	(3)	$84,087	(4)	$151,954	(5)

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2015	2014
	Office	$159,359	$157,879
	Retail	81,305	66,195
	Alexander's	10,407	10,430
	Hotel Pennsylvania	(2,126)	(706)
	Total New York	$248,945	$233,798

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2015	2014
	Office, excluding the Skyline Properties	$67,385	$67,257
	Skyline properties	6,055	6,499
	Total Office	73,440	73,756
	Residential	9,817	10,331
	Total Washington, DC	$83,257	$84,087

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

	Notes to preceding tabular information - continued:

(5)	The elements of "other" EBITDA are summarized below.

		For the Three Months
		Ended March 31,
	(Amounts in thousands)	2015	2014
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,614	$1,982
	Net realized/unrealized gains on investments	5,548	3,542
	Carried interest	3,388	1,775
	Total	10,550	7,299
	The Mart and trade shows	21,041	19,087
	555 California Street	12,401	12,066
	India real estate ventures	1,841	1,824
	Our share of Toys "R" Us(a)	-	83,550
	Other investments	9,109	9,447
		54,942	133,273
	Corporate general and administrative expenses(b)	(35,942)	(25,982)
	Investment income and other, net(b)	8,762	8,073
	Urban Edge Properties and residual retail properties discontinued operations(c)	19,907	32,100
	Acquisition and transaction related costs	(1,981)	(1,285)
	Net gain on sale of residential condominiums and a land parcel	1,860	9,635
	Net income attributable to noncontrolling interests in the Operating Partnership	(5,287)	(3,860)
		$42,261	$151,954

	(a)

As a result of our investment being reduced to zero, we suspended equity method accounting in the third quarter of 2014 (see Note 7 - Investments in Partially Owned Entities). The three months ended March 31, 2014 includes an impairment loss of $75,196.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $2,859 and $4,400 for the three months ended March 31, 2015 and 2014, respectively. The three months ended March 31, 2015 include $8,817 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65. The accelerated expense will result in lower general and administrative expense for the remainder of 2015 of $2,600 and $6,217 thereafter.

	(c)

The three months ended March 31, 2015 and 2014, include $22,645 and $499, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls (see Note 1 - Organization).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of March 31, 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 4, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  We also note the following forward-looking statements:  in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2015.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the FTSE NAREIT Office REIT Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended March 31, 2015.

	Total Return(1)
	Vornado	Office REIT	RMS
Three-month	5.6%	6.7%	4.7%
One-year	28.8%	20.8%	24.2%
Three-year	63.3%	46.2%	48.8%
Five-year	93.8%	74.8%	109.0%
Ten-year	165.2%	109.2%	151.5%

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

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends.  See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for additional information regarding these factors.

Overview – continued

Quarter Ended March 31, 2015 Financial Results Summary

Net income attributable to common shareholders for the quarter ended March 31, 2015 was $84,593,000, or $0.45 per diluted share, compared to $62,349,000, or $0.33 per diluted share for the quarter ended March 31, 2014.  Net income for the quarters ended March 31, 2015 and 2014 include $256,000 and $20,842,000 of real estate impairment losses, respectively.  Net income for the quarter ended March 31, 2015 also includes $10,867,000 of net gains on sale of real estate.  In addition, the quarters ended March 31, 2015 and 2014 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended March 31, 2015 by $18,764,000, or $0.10 per diluted share, and by $16,513,000 or $0.09 per diluted share for the quarter ended March 31, 2014.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended March 31, 2015 was $220,084,000, or $1.16 per diluted share, compared to $247,079,000, or $1.31 per diluted share for the prior year’s quarter.  FFO for the quarters ended March 31, 2015 and 2014 include certain items that affect comparability, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $10,822,000, or $0.06 per diluted share for the quarter ended March 31, 2015, and by $59,743,000, or $0.32 per diluted share for the quarter ended March 31, 2014.

	For the Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Items that affect comparability income (expense):
FFO from discontinued operations (including Urban Edge spin-off related
costs of $22,645 in 2015)	$7,396	$45,398
Net gain on sale of residential condominiums and a land parcel	1,860	9,635
Toys "R" Us FFO	1,454	9,267
Other, net	740	(1,285)
	11,450	63,015
Noncontrolling interests' share of above adjustments	(628)	(3,272)
Items that affect comparability, net	$10,822	$59,743

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)  and cash basis same store EBITDA of our operating segments for the quarter ended March 31, 2015 over the quarter ended March 31, 2014 and the trailing quarter ended December 31, 2014 are summarized below.

Same Store EBITDA:
		New York		Washington, DC
March 31, 2015 vs. March 31, 2014
	Same store EBITDA	3.2%	(1)	(0.2%)
	Cash basis same store EBITDA	5.5%	(1)	(5.5%)
March 31, 2015 vs. December 31, 2014
	Same store EBITDA	(4.3%)	(2)	2.4%
	Cash basis same store EBITDA	(3.9%)	(2)	(0.8%)
__________________________________

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 3.8% and by 6.1% on a cash basis.

(2)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.5% and by 2.6% on a cash basis.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2015 Acquisitions

On January 20, 2015, we and one of the Fund’s limited partners co-invested with the Fund to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel.  The purchase price for the 57% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a newly placed $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% which matures in December 2018 with a one-year extension option.  Our aggregate ownership interest in the property increased to 33% from 11%.

On March 18, 2015, we acquired the Center Building, a 437,000 square foot office building, located at 33-00 Northern Boulevard in Long Island City, New York, for $142,000,000, including the assumption of an existing $62,000,000, 4.43% mortgage maturing in October 2018.

As of March 31, 2015, we have made a $25,000,000 non-refundable deposit related to an agreement to acquire a property in the Penn Plaza submarket in Manhattan for $355,000,000.

On April 8, 2015, we made an $11,000,000 refundable contribution to a joint venture, in which we will have a 55% interest.  The joint venture plans to develop a 173,000 square foot Class-A office building, located on the western side of the High Line at 510 West 22nd Street.

2015 Dispositions

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to Urban Edge Properties (“UE”) (NYSE: UE).  As part of this transaction, we retained 5,717,184 UE operating partnership units (5.4% ownership interest).  We are providing transition services to UE for an initial period of up to two years, including information technology, human resources, tax and financial reporting. UE is providing us with leasing and property management services for (i) the Monmouth Mall, (ii) certain small retail properties that we plan to sell, and (iii) our affiliate, Alexander’s, Inc. (NYSE: ALX), Rego Park retail assets. Steven Roth, our Chairman and Chief Executive Officer is a member of the Board of Trustees of UE.  The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares.

On March 13, 2015, we sold our lease position in Geary Street, CA for $34,189,000, which resulted in a net gain of $21,376,000.

On March 25, 2015, the Fund completed the sale of 520 Broadway in Santa Monica, CA for $91,650,000.  The Fund realized a $24,705,000 net gain over the holding period.

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT Associates, L.P., which is the operating partnership of Pennsylvania Real Estate Investment Trust (NYSE: PEI) (collectively, “PREIT”).  The financial statement gain was $7,823,000, of which $7,192,000 was recognized in the first quarter of 2015 and the remaining $631,000 was deferred based on our ownership interest in PREIT.  In the first quarter of 2014, we recorded a non-cash impairment loss of $20,000,000 on Springfield Town Center which is included in “income from discontinued operations” on our consolidated statements of income.

During the first quarter of 2015, we sold five residual retail properties, in separate transactions, for an aggregate of $10,731,000, which resulted in net gains of $3,675,000.

Overview – continued

2015 Financings

On January 1, 2015, we redeemed all of the $500,000,000 principal amount of our outstanding 4.25% senior unsecured notes, which were scheduled to mature on April 1, 2015, at a redemption price of 100% of the principal amount plus accrued interest through December 31, 2014.

On April 1, 2015, we completed a $308,000,000 refinancing of RiverHouse Apartments, a three building, 1,670 unit rental complex located in Arlington, VA.  The loan is interest-only at LIBOR plus 1.28% and matures in 2025.  We realized net proceeds of approximately $43,000,000.  The property was previously encumbered by a 5.43%, $195,000,000 mortgage maturing in April 2015 and a $64,000,000 mortgage at LIBOR plus 1.53% maturing in 2018.

Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. Upon adoption of this standard on January 1, 2015, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations. The financial results of UE and certain other retail assets are reflected in our consolidated financial statements as discontinued operations for all periods presented.

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

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets.  ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of this update on January 1, 2016 will not have a material impact on our consolidated financial statements.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2015.

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

		New York		Washington, DC
(Square feet in thousands)		Office	Retail	Office

Quarter Ended March 31, 2015
Total square feet leased		553	7	754
Our share of square feet leased:		417	7	696
	Initial rent (1)	$77.85	$362.96	$35.06
	Weighted average lease term (years)	8.7	12.2	11.1
	Second generation relet space:
	Square feet	263	3	505
	Cash basis:
	Initial rent (1)	$74.67	$302.30	$33.30	(3)
	Prior escalated rent	$63.78	$258.75	$40.39	(3)
	Percentage increase (decrease)	17.1%	16.8%	(17.6%)	(3)
	GAAP basis:
	Straight-line rent (2)	$71.14	$330.95	$31.13	(3)
	Prior straight-line rent	$60.16	$241.36	$37.51	(3)
	Percentage increase (decrease)	18.2%	37.1%	(17.0%)	(3)
	Tenant improvements and leasing commissions:
	Per square foot	$74.72	$296.70	$84.37
	Per square foot per annum	$8.59	$24.32	$7.60
	Percentage of initial rent	11.0%	6.7%	21.7%

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
(3)

Excluding 371 square feet of leasing activity with the U.S. Marshals Service (of which 293 square feet are second generation relet space), our initial rent and prior escalated rent on a cash basis was $35.11 and $35.26 per square foot, respectively (0.4% decrease), and our initial rent and prior escalated rent on a GAAP basis was $32.72 and $33.77 per square foot, respectively (3.1% decrease).

Overview - continued

Square footage (in service) and Occupancy as of March 31, 2015:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	Properties	Portfolio	Share	Occupancy %
New York:
Office	32	20,695	17,363	97.3%
Retail	57	2,474	2,201	96.0%
Alexander's	6	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,654 units	2	1,521	761	96.1%
		28,268	22,431	97.3%

Washington, DC:
Office, excluding the Skyline Properties	51	13,457	11,083	88.2%
Skyline Properties	8	2,648	2,648	53.4%
Total Office	59	16,105	13,731	81.5%
Residential - 2,414 units	7	2,597	2,455	97.1%
Other	6	384	384	100.0%
		19,086	16,570	84.2%

Other:
The Mart	1	3,587	3,578	94.5%
555 California Street	3	1,802	1,261	97.5%
85 Tenth Avenue(1)	1	614	306	100.0%
Other Properties	3	2,135	1,174	96.6%
		8,138	6,319

Total square feet at March 31, 2015		55,492	45,320

(1)

As of March 31, 2015, we own junior and senior mezzanine loans of 85 Tenth Avenue with an accreted balance of $151.4 million. The junior and senior mezzanine loans bear paid-in-kind interest of 12% and 9%, respectively and mature in May 2017. We account for our investment in 85 Tenth Avenue using the equity method of accounting because we will receive a 49.9% interest in the property after repayment of the junior mezzanine loan. As a result of recording our share of the GAAP losses of the property, the net carrying amount of these loans is $26.2 million on our consolidated balance sheets.

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2014:

		Square Feet (in service)
	Number of	Total	Our
(Square feet in thousands)	properties	Portfolio	Share	Occupancy %
New York:
Office	31	20,052	16,808	96.9%
Retail	56	2,450	2,179	96.4%
Alexander's	6	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,654 units	2	1,524	763	95.2%
		27,604	21,856	96.9%

Washington, DC:
Office, excluding the Skyline Properties	51	13,461	11,083	87.5%
Skyline Properties	8	2,648	2,648	53.5%
Total Office	59	16,109	13,731	80.9%
Residential - 2,414 units	7	2,597	2,455	97.4%
Other	6	384	384	100.0%
		19,090	16,570	83.8%

Other:
The Mart	2	3,587	3,578	94.7%
555 California Street	3	1,801	1,261	97.6%
85 Tenth Avenue(1)	1	613	306	100.0%
Other Properties	3	2,135	1,174	96.8%
		8,136	6,319

Total square feet at December 31, 2014		54,830	44,745

(1)

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

Overview - continued

Washington, DC Segment

We expect 2015 EBITDA from continuing operations will be flat to 2014 EBITDA.  Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 393,000 square feet has been taken out of service for redevelopment and 1,260,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of March 31, 2015.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn

Resolved:
Relet as of March 31, 2015	$37.14	1,133,000	671,000	381,000	81,000
Leases pending	43.02	127,000	124,000	-	3,000
Taken out of service for redevelopment		393,000	393,000	-	-
		1,653,000	1,188,000	381,000	84,000

To Be Resolved:
Vacated as of March 31, 2015	35.42	693,000	204,000	425,000	64,000
Expiring in 2015	42.98	49,000	44,000	5,000	-
		742,000	248,000	430,000	64,000

Total square feet subject to BRAC		2,395,000	1,436,000	811,000	148,000

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2015 and 2014

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended March 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$606,802	$399,513		$133,968		$73,321
Total expenses	439,088	252,760		92,997		93,331
Operating income (loss)	167,714	146,753		40,971		(20,010)
(Loss) income from partially owned entities	(2,405)	(5,663)		131		3,127
Income from real estate fund investments	24,089	-		-		24,089
Interest and other investment income, net	10,792	1,862		13		8,917
Interest and debt expense	(91,674)	(45,351)		(18,160)		(28,163)
Net gain on disposition of wholly owned and partially
owned assets	1,860	-		-		1,860
Income (loss) before income taxes	110,376	97,601		22,955		(10,180)
Income tax (expense) benefit	(971)	(943)		674		(702)
Income (loss) from continuing operations	109,405	96,658		23,629		(10,882)
Income from discontinued operations	15,841	-		-		15,841
Net income	125,246	96,658		23,629		4,959
Less net income attributable to noncontrolling interests	(21,169)	(1,506)		-		(19,663)
Net income (loss) attributable to Vornado	104,077	95,152		23,629		(14,704)
Interest and debt expense(2)	114,675	58,667		21,512		34,496
Depreciation and amortization(2)	156,450	94,124		40,752		21,574
Income tax (benefit) expense (2)	(739)	1,002		(2,636)		895
EBITDA(1)	$374,463	$248,945	(3)	$83,257	(4)	$42,261	(5)

(Amounts in thousands)	For the Three Months Ended March 31, 2014
	Total	New York		Washington, DC		Other
Total revenues	$562,381	$361,184		$135,278		$65,919
Total expenses	417,140	237,734		89,572		89,834
Operating income (loss)	145,241	123,450		45,706		(23,915)
Income (loss) from partially owned entities	1,979	1,566		(1,266)		1,679
Income from real estate fund investments	18,148	-		-		18,148
Interest and other investment income, net	11,850	1,441		36		10,373
Interest and debt expense	(96,312)	(42,839)		(19,347)		(34,126)
Net gain on disposition of wholly owned and partially
owned assets	9,635	-		-		9,635
Income (loss) before income taxes	90,541	83,618		25,129		(18,206)
Income tax (expense) benefit	(851)	(969)		199		(81)
Income (loss) from continuing operations	89,690	82,649		25,328		(18,287)
Income from discontinued operations	8,466	5,867		-		2,599
Net income (loss)	98,156	88,516		25,328		(15,688)
Less net income attributable to noncontrolling interests	(15,439)	(1,405)		-		(14,034)
Net income (loss) attributable to Vornado	82,717	87,111		25,328		(29,722)
Interest and debt expense(2)	170,952	58,068		22,798		90,086
Depreciation and amortization(2)	196,339	87,587		36,150		72,602
Income tax expense (benefit)(2)	19,831	1,032		(189)		18,988
EBITDA(1)	$469,839	$233,798	(3)	$84,087	(4)	$151,954	(5)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2015 and 2014 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2015	2014
	Office	$159,359	$157,879
	Retail	81,305	66,195
	Alexander's	10,407	10,430
	Hotel Pennsylvania	(2,126)	(706)
	Total New York	$248,945	$233,798

(4)	The elements of "Washington, DC" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2015	2014
	Office, excluding the Skyline Properties	$67,385	$67,257
	Skyline properties	6,055	6,499
	Total Office	73,440	73,756
	Residential	9,817	10,331
	Total Washington, DC	$83,257	$84,087

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2015 and 2014 - continued

	Notes to preceding tabular information - continued:

(5)	The elements of "other" EBITDA are summarized below.

		For the Three Months Ended March 31,
	(Amounts in thousands)	2015	2014
	Our share of Real Estate Fund:
	Income before net realized/unrealized gains	$1,614	$1,982
	Net realized/unrealized gains on investments	5,548	3,542
	Carried interest	3,388	1,775
	Total	10,550	7,299
	The Mart and trade shows	21,041	19,087
	555 California Street	12,401	12,066
	India real estate ventures	1,841	1,824
	Our share of Toys "R" Us(a)	-	83,550
	Other investments	9,109	9,447
		54,942	133,273
	Corporate general and administrative expenses(b)	(35,942)	(25,982)
	Investment income and other, net(b)	8,762	8,073
	Urban Edge Properties and residual retail properties discontinued operations(c)	19,907	32,100
	Acquisition and transaction related costs	(1,981)	(1,285)
	Net gain on sale of residential condominiums and a land parcel	1,860	9,635
	Net income attributable to noncontrolling interests in the Operating Partnership	(5,287)	(3,860)
		$42,261	$151,954

	(a)	As a result of our investment being reduced to zero, we suspended equity method accounting in the third quarter of 2014. The three months ended March 31, 2014 includes an impairment loss of $75,196.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $2,859 and $4,400 for the three months ended March 31, 2015 and 2014, respectively. The three months ended March 31, 2015 include $8,817 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65. The accelerated expense will result in lower general and administrative expense for the remainder of 2015 of $2,600 and $6,217 thereafter.

	(c)	The three months ended March 31, 2015 and 2014, include $22,645 and $499, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding discontinued operations and other items that affect comparability.

	For the Three Months
	Ended March 31,
	2015	2014
Region:
New York City metropolitan area	68%	66%
Washington, DC / Northern Virginia metropolitan area	23%	25%
Chicago, IL	6%	5%
San Francisco, CA	3%	4%
	100%	100%

Results of Operations – Three Months Ended March 31, 2015 Compared to March 31, 2014

Revenues

Our revenues, which consist primarily of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $606,802,000 for the three months ended March 31, 2015, compared to $562,381,000 in the prior year’s three months, an increase of $44,421,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)

Increase (decrease) due to:	Total	New York	Washington, DC	Other
Property rentals:
Acquisitions and other	$8,031	$7,145	$886	$-
Properties placed into (taken out of) service
for redevelopment	10,441	10,543	(679)	577
Hotel Pennsylvania	(1,126)	(1,126)	-	-
Trade Shows	2,945	-	-	2,945
Same store operations	12,843	10,110	815	1,918
	33,134	26,672	1,022	5,440

Tenant expense reimbursements:
Acquisitions and other	206	206	-	-
Properties placed into (taken out of) service
for redevelopment	828	795	38	(5)
Same store operations	6,586	4,607	(104)	2,083
	7,620	5,608	(66)	2,078

Fee and other income:
BMS cleaning fees	3,677	3,345	-	332	(1)
Management and leasing fees	(1,636)	(1,617)	60	(79)
Lease termination fees	170	2,704	(2,367)	(167)
Other income (loss)	1,456	1,617	41	(202)
	3,667	6,049	(2,266)	(116)

Total increase (decrease) in revenues	$44,421	$38,329	$(1,310)	$7,402

(1)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (2) on page 45.

Results of Operations – Three Months Ended March 31, 2015 Compared to March 31, 2014 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $439,088,000 for the three months ended March 31, 2015, compared to $417,140,000 in the prior year’s three months, an increase of $21,948,000.  Below are the details of the increase by segment:

(Amounts in thousands)

Increase (decrease) due to:	Total		New York	Washington, DC	Other
Operating:
Acquisitions and other	$689		$698	$(9)	$-
Properties placed into (taken out of) service
for redevelopment	4,519		3,430	(23)	1,112
Non-reimbursable expenses, including bad debt reserves	555		-	-	555
Hotel Pennsylvania	375		375	-	-
Trade Shows	1,202		-	-	1,202
BMS expenses	3,474		3,091	-	383	(2)
Same store operations	7,118		5,481	571	1,066
	17,932		13,075	539	4,318

Depreciation and amortization:
Acquisitions and other	5,202		5,202	-	-
Properties taken out of service
for redevelopment	(19,077)		(11,313)	(206)	(7,558)
Same store operations	6,205		3,810	4,835	(2,440)
	(7,670)		(2,301)	4,629	(9,998)

General and administrative:
Mark-to-market of deferred compensation plan liability (1)	(1,541)		-	-	(1,541)
Severance costs (primarily reduction in force at the Mart)	(120)		-	-	(120)
Same store operations	12,651	(3)	4,252	(1,743)	10,142
	10,990		4,252	(1,743)	8,481

Acquisition and transaction related costs	696		-	-	696

Total increase in expenses	$21,948		$15,026	$3,425	$3,497

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(2)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (1) on page 44.

(3)

Results primarily from the acceleration of the recognition of compensation expense of $11,065 related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they fully vest at age 65. The accelerated expense will result in lower general and administrative expense during the remainder of 2015 of $3,231 and $7,834 thereafter.

Results of Operations – Three Months Ended March 31, 2015 Compared to March 31, 2014 - continued

(Loss) Income from Partially Owned Entities

Summarized below are the components of (loss) income from partially owned entities for the three months ended March 31, 2015 and 2014.

	Percentage	For the Three Months Ended
	Ownership at	March 31,
(Amounts in thousands)	March 31, 2015	2015	2014
Equity in Net (Loss) Income:
Partially owned office buildings (1)	Various	$(9,296)	$(2,395)
Alexander's	32.4%	7,691	6,385
Toys (2)	32.6%	1,454	1,847
Urban Edge (3)	5.4%	584	-
India real estate ventures	4.1%-36.5%	(109)	(137)
Other investments (4)	Various	(2,729)	(3,721)
		$(2,405)	$1,979

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.

(2)

In the three months ended March 31, 2015, we recognized net income of $1,454,000 from our investment in Toys, representing management fees earned and received, compared to $1,847,000 for the three months ended March 31, 2014. In the three months ended March 31, 2014, we recognized our share of the equity in earnings of Toys’ fourth quarter totaling $75,196,000 and a corresponding non-cash impairment loss of the same amount.

(3)		Represents fees earned pursuant to our transition services agreement with UE.

(4)		Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the three months ended March 31, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended March 31,
	2015	2014
Net investment income	$6,450	$3,979
Net realized gains on exited investments	24,705	-
Previously recorded unrealized gains on exited investments	(23,279)	-
Net unrealized gains on held investments	16,213	14,169
Income from real estate fund investments	24,089	18,148
Less income attributable to noncontrolling interests	(13,539)	(10,849)
Income from real estate fund investments attributable to Vornado (1)	$10,550	$7,299

(1)

Excludes property management, leasing and development fees of $704 and $618 for the three months ended March 31, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Three Months Ended March 31, 2015 Compared to March 31, 2014 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $10,792,000 in the three months ended March 31, 2015, compared to $11,850,000 in the prior year’s three months, a decrease of $1,058,000. This decrease resulted primarily from a lower increase in the value of investments in our deferred compensation plan (offset by a corresponding increase in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $91,674,000 in the three months ended March 31, 2015, compared to $96,312,000 in the prior year’s three months, a decrease of $4,638,000.  This decrease was primarily due to (i) $9,130,000 of interest savings from the redemption of the $445,000,000 principal amount of the outstanding 7.875% senior unsecured notes during the fourth quarter of 2014, (ii) $5,313,000 of interest savings from the redemption of the $500,000,000 principal amount of the outstanding 4.25% senior unsecured notes on January 1, 2015, partially offset by (iii) $2,898,000 of interest expense from the issuance of $450,000,000 of senior unsecured notes in June 2014, and (iv) $6,907,000 of higher deferred financing costs amortization and other.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

In the three months ended March 31, 2015, we recognized a $1,860,000 net gain on disposition of wholly owned and partially owned assets, primarily from the sale of residential condominiums, compared to $9,635,000 in the prior year’s three months composed of the sale of a land parcel and residential condominiums.

Income Tax Expense

Income tax expense related to our taxable REIT subsidiaries was $971,000 in the three months ended March 31, 2015, compared to $851,000 in the prior year’s three months, an increase of $120,000.

Results of Operations – Three Months Ended March 31, 2015 Compared to March 31, 2014 - continued

Income from Discontinued Operations

The table below sets forth the combined results of assets related to discontinued operations for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Total revenues	$19,958	$106,563
Total expenses	13,373	76,025
	6,585	30,538
Net gain on sale of lease position in Geary Street, CA	21,376	-
Net gains on sale of real estate	10,867	-
Transaction related costs	(22,645)	(499)
Impairment losses	(256)	(20,842)
Pretax income from discontinued operations	15,927	9,197
Income tax expense	(86)	(731)
Income from discontinued operations	$15,841	$8,466

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $15,882,000 in the three months ended March 31, 2015, compared to $11,579,000 in the prior year’s three months, an increase of $4,303,000.  This increase resulted primarily from higher net income allocated to the noncontrolling interests, including noncontrolling interests of our Real Estate Fund.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $5,287,000 in the three months ended March 31, 2015, compared to $3,860,000 in the prior year’s three months, an increase of $1,427,000.  This increase resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $19,484,000 in the three months ended March 31, 2015, compared to $20,368,000 in the prior year’s three months, a decrease of $884,000.

Results of Operations – Three Months Ended March 31, 2015 Compared to March 31, 2014 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended March 31, 2015, compared to three months ended March 31, 2014.

(Amounts in thousands)	New York	Washington, DC

EBITDA for the three months ended March 31, 2015	$248,945	$83,257
Add-back:
Non-property level overhead expenses included above	12,044	5,704
Less EBITDA from:
Acquisitions	(7,930)	-
Dispositions, including net gains on sale	35	(59)
Properties taken out-of-service for redevelopment	(13,374)	(82)
Other non-operating income	(4,008)	(129)
Same store EBITDA for the three months ended March 31, 2015	$235,712	$88,691

EBITDA for the three months ended March 31, 2014	$233,798	$84,087
Add-back:
Non-property level overhead expenses included above	7,792	7,447
Less EBITDA from:
Acquisitions	-	-
Dispositions, including net gains on sale	(6,102)	2
Properties taken out-of-service for redevelopment	(5,559)	(857)
Other non-operating income	(1,532)	(1,804)
Same store EBITDA for the three months ended March 31, 2014	$228,397	$88,875

Increase (decrease) in same store EBITDA -
Three months ended March 31, 2015 vs. March 31, 2014(1)	$7,315	$(184)

% increase (decrease) in same store EBITDA	3.2%	(0.2%)

(1) See notes on following page.

Results of Operations – Three Months Ended March 31, 2015 Compared to March 31, 2014 - continued

Notes to preceding tabular information

New York:

The $7,315,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail of $2,261,000 and $6,470,000, respectively.  The Office and Retail increases resulted primarily from higher (i) rental revenue of $10,110,000 (primarily due to an increase in average rents per square foot), and (ii) cleaning fees of $3,345,000, partially offset by (iii) higher operating expenses, net of reimbursements.

Washington, DC:

The $184,000 decrease in Washington, DC same store EBITDA resulted primarily from (i) higher operating expenses of $571,000, and (ii) lower EBITDA from investments in partially owned entities of $585,000, partially offset by (iii) higher rental revenue of $815,000.

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC

Same store EBITDA for the three months ended March 31, 2015	$235,712	$88,691
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(24,900)	(5,876)
Cash basis same store EBITDA for the three months ended
March 31, 2015	$210,812	$82,815

Same store EBITDA for the three months ended March 31, 2014	$228,397	$88,875
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,557)	(1,194)
Cash basis same store EBITDA for the three months ended
March 31, 2014	$199,840	$87,681

Increase (decrease) in cash basis same store EBITDA -
Three months ended March 31, 2015 vs. March 31, 2014	$10,972	$(4,866)

% increase (decrease) in cash basis same store EBITDA	5.5%	(5.5%)

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended December 31, 2014

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado for the three months ended December 31, 2014	$557,145	$23,225
Interest and debt expense	61,809	21,979
Depreciation and amortization	83,199	37,486
Income tax expense	1,326	200
EBITDA for the three months ended December 31, 2014	$703,479	$82,890

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended March 31, 2015 compared to December 31, 2014

(Amounts in thousands)	New York	Washington, DC

EBITDA for the three months ended March 31, 2015	$248,945	$83,257
Add-back:
Non-property level overhead expenses included above	12,044	5,704
Less EBITDA from:
Acquisitions	(6,329)	-
Dispositions, including net gains on sale	35	(59)
Properties taken out-of-service for redevelopment	(13,374)	(82)
Other non-operating income	(4,008)	(129)
Same store EBITDA for the three months ended March 31, 2015	$237,313	$88,691

EBITDA for the three months ended December 31, 2014	$703,479	$82,890
Add-back:
Non-property level overhead expenses included above	6,055	6,866
Less EBITDA from:
Acquisitions	(4,264)	-
Dispositions, including net gains on sale	(446,020)	(1,785)
Properties taken out-of-service for redevelopment	(8,926)	(47)
Other non-operating income	(2,467)	(1,336)
Same store EBITDA for the three months ended December 31, 2014	$247,857	$86,588

(Decrease) increase in same store EBITDA -
Three months ended March 31, 2015 vs. December 31, 2014	$(10,544)	$2,103

% (decrease) increase in same store EBITDA	(4.3%)	2.4%

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA – Three Months Ended March 31, 2015 Compared to December 31, 2014

(Amounts in thousands)	New York	Washington, DC

Same store EBITDA for the three months ended March 31, 2015	$237,313	$88,691
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(25,255)	(5,876)
Cash basis same store EBITDA for the three months ended
March 31, 2015	$212,058	$82,815

Same store EBITDA for the three months ended December 31, 2014	$247,857	$86,588
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(27,225)	(3,142)
Cash basis same store EBITDA for the three months ended
December 31, 2014	$220,632	$83,446

Decrease in cash basis same store EBITDA -
Three months ended March 31, 2015 vs. December 31, 2014	$(8,574)	$(631)

% decrease in cash basis same store EBITDA	(3.9%)	(0.8%)

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

Cash Flows for the Three Months Ended March 31, 2015

Our cash and cash equivalents were $1,067,568,000 at March 31, 2015, a $130,909,000 decrease over the balance at December 31, 2014.  Our consolidated outstanding debt was $9,564,125,000 at March 31, 2015, a $46,199,000 decrease over the balance at December 31, 2014.  As of March 31, 2015 and December 31, 2014, $400,000,000 and $0, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2014 and 2015, $229,132,000 and $1,410,209,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $194,516,000 was comprised of (i) net income of $125,246,000, (ii) return of capital from real estate fund investments of $72,208,000, (iii) $55,668,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, loss from partially owned entities and impairment losses on real estate, and (iv) distributions of income from partially owned entities of $15,874,000, partially offset by (v) the net change in operating assets and liabilities of $74,480,000 (including the acquisition of real estate fund investments of $95,022,000).

Net cash provided by investing activities of $149,871,000 was comprised of (i) $334,725,000 of proceeds from sales of real estate and related investments, (ii) $16,763,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other, (iii) $13,409,000 of capital distributions from partially owned entities, and  (iv) $1,282,000 of changes in restricted cash, partially offset by (v) $88,052,000 of development costs and construction in progress, (vi) $54,466,000 of additions to real estate, (vii) $49,878,000 of acquisitions of real estate and other, and (viii) $23,912,000 of investments in partially owned entities.

Net cash used in financing activities of $475,296,000 was comprised of (i) $907,431,000 for the repayments of borrowings, (ii) $225,000,000 of distributions in connection with the spin-off of Urban Edge Properties, (iii) $118,447,000 of dividends paid on common shares, (iv) $60,287,000 of distributions to noncontrolling interests, (v) $19,484,000 of dividends paid on preferred shares, (vi) $5,076,000 of debt issuance cost, and (vii) $2,939,000 for the repurchase of shares related to stock compensation agreements and/or related tax withholdings, partially offset by (viii) $800,000,000 of proceeds from borrowings, (ix) $51,350,000 of contributions from noncontrolling interests, and (x) $12,018,000 of proceeds received from the exercise of employee share options.

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

Liquidity and Capital Resources – continued

Capital Expenditures - continued

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2015.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$20,935	$12,810	$1,986		$6,139
Tenant improvements	50,900	9,762	37,011		4,127
Leasing commissions	8,281	3,744	3,748		789
Non-recurring capital expenditures	35,987	19,774	16,129		84
Total capital expenditures and leasing commissions (accrual basis)	116,103	46,090	58,874		11,139
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	40,209	26,220	6,924		7,065
Expenditures to be made in future periods for the current period	(88,136)	(28,594)	(54,612)		(4,930)
Total capital expenditures and leasing commissions (cash basis)	$68,176	$43,716	$11,186		$13,274

Tenant improvements and leasing commissions:
Per square foot per annum	$8.04	$8.95	$7.60	$	n/a
Percentage of initial rent	15.2%	10.8%	21.7%		n/a

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use.

We are in the process of redeveloping the retail space at the Marriott Marquis Times Square Hotel, including converting the below grade parking garage into retail, which is expected to be completed by the end of 2015.  The retail space includes 20,000 square feet on grade and 24,000 square feet below grade.  As part of the redevelopment, we have completed the construction of a six-story, 300 foot wide block front, dynamic LED sign, which was lit for the first time in November 2014.  The incremental development cost of this project is approximately $220,000,000, of which $179,000,000 has been expended as of March 31, 2015.

We are constructing a residential condominium tower containing 472,000 zoning square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $1.0 billion, of which $130,000,000 has been expended as of March 31, 2015.  In January 2014, we completed a $600,000,000 loan secured by this site.  On August 26, 2014, we obtained a standby commitment for up to $500,000,000 of five-year mezzanine loan financing to fund a portion of the development expenditures at 220 Central Park South.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project will include a 37,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250,000,000, of which $67,000,000 has been expended as of March 31, 2015.

We plan to redevelop an existing 165,000 square foot office building in Crystal City (2221 S. Clark Street), which we have leased to WeWork, into approximately 250 rental residential units.  The incremental development cost of this project is approximately $40,000,000.  The redevelopment is expected to be completed in the second half of 2015.

We have substantially completed the repositioning of 280 Park Avenue (50% owned). Our share of the incremental development costs of this project is approximately $63,000,000, of which $59,000,000 was expended as of March 31, 2015.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Penn Plaza District, and in Washington, including Crystal City, Rosslyn and Pentagon City.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the three months ended March 31, 2015.  These expenditures include interest of $11,110,000, payroll of $1,026,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $29,134,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$20,277	$-	$-	$20,277
Springfield Town Center	14,478	-	-	14,478
The Bartlett	13,791	-	13,791	-
330 West 34th Street	11,902	11,902	-	-
Marriott Marquis Times Square - retail and signage	10,651	10,651	-	-
90 Park Avenue	5,173	5,173	-	-
Wayne Towne Center	2,362	-	-	2,362
Penn Plaza	1,163	1,163	-	-
2221 South Clark Street	1,127	-	1,127	-
Other	7,128	2,254	4,628	246
	$88,052	$31,143	$19,546	$37,363

Cash Flows for the Three Months Ended March 31, 2014

Our cash and cash equivalents were $1,156,727,000 at March 31, 2014, a $573,437,000 increase over the balance at December 31, 2013. The increase is primarily due to cash flows from operating, financing, and investing activities, as discussed below.

Cash flows provided by operating activities of $309,131,000 was comprised of (i) net income of $98,156,000, (ii) $135,433,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, income from partially owned entities and impairment losses on real estate, (iii) the net change in operating assets and liabilities of $62,576,000, including $123,000 related to real estate fund investments, and (iv) distributions of income from partially owned entities of $12,966,000.

Net cash provided by investing activities of $82,761,000 was comprised of (i) $120,270,000 of proceeds from sales of real estate and related investments, (ii) $69,347,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other, (iii) $52,256,000 of changes in restricted cash, and (iv) $1,277,000 of capital distributions from partially owned entities, partially offset by (v) $90,653,000 of development costs and construction in progress, (vi) $53,103,000 of additions to real estate, and (vii) $16,633,000 of investments in partially owned entities.

Net cash provided by financing activities of $181,545,000 was comprised of (i) $600,000,000 of proceeds from borrowings, and (ii) $3,676,000 of proceeds received from the exercise of employee share options, partially offset by (iii) $233,198,000 for the repayments of borrowings, (iv) $136,761,000 of dividends paid on common shares, (v) $20,752,000 of debt issuance costs, (vi) $20,368,000 of dividends paid on preferred shares, (vii) $10,474,000 of distributions to noncontrolling interests, and (viii) $578,000 for the repurchase of shares related to stock compensation agreements and/or related tax withholdings.

Liquidity and Capital Resources – continued

Capital Expenditures in the three months ended March 31, 2014

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2014.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$12,208	$8,931	$1,521		$1,756
Tenant improvements	57,964	40,311	11,680		5,973
Leasing commissions	18,095	14,018	2,322		1,755
Non-recurring capital expenditures	84	84	-		-
Total capital expenditures and leasing commissions (accrual basis)	88,351	63,344	15,523		9,484
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	40,186	18,716	12,186		9,284
Expenditures to be made in future periods for the current period	(56,023)	(40,184)	(12,807)		(3,032)
Total capital expenditures and leasing commissions (cash basis)	$72,514	$41,876	$14,902		$15,736

Tenant improvements and leasing commissions:
Per square foot per annum	$5.95	$6.19	$5.23	$	n/a
Percentage of initial rent	10.4%	9.8%	12.3%		n/a

Development and Redevelopment Expenditures in the three months ended March 31, 2014

Below is a summary of development and redevelopment expenditures incurred in the three months ended March 31, 2014.  These expenditures include interest of $13,622,000, payroll of $1,770,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $14,700,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Springfield Town Center	$25,172	$-	$-	$25,172
Marriott Marquis Times Square - retail and signage	12,822	12,822	-	-
330 West 34th Street	9,541	9,541	-	-
220 Central Park South	9,034	-	-	9,034
608 Fifth Avenue	7,248	7,248	-	-
The Bartlett	4,517	-	4,517	-
7 West 34th Street	3,044	3,044	-	-
Wayne Towne Center	2,419	-	-	2,419
Other	16,856	6,526	7,068	3,262
	$90,653	$39,181	$11,585	$39,887

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2015, the aggregate dollar amount of these guarantees and master leases is approximately $349,000,000.

At March 31, 2015, $39,632,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of March 31, 2015, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $78,000,000.

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

FFO for the Three Months Ended March 31, 2015 and 2014

FFO attributable to common shareholders plus assumed conversions was $220,084,000, or $1.16 per diluted share for the three months ended March 31, 2015, compared to $247,079,000, or $1.31 per diluted share, for the prior year’s three months.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview”.

	For The Three Months
(Amounts in thousands, except per share amounts)	Ended March 31,
Reconciliation of our net income to FFO:	2015	2014
Net income attributable to Vornado	$104,077	$82,717
Depreciation and amortization of real property	118,256	142,569
Net gains on sale of real estate	(10,867)	-
Real estate impairment losses	256	20,842
Proportionate share of adjustments to equity in net income of
Toys, to arrive at FFO:
Depreciation and amortization of real property	-	11,415
Income tax effect of above adjustments	-	(3,995)
Proportionate share of adjustments to equity in net (loss) income of partially owned entities, excluding Toys, to arrive at FFO:
Depreciation and amortization of real property	36,272	25,271
Noncontrolling interests' share of above adjustments	(8,448)	(11,399)
FFO attributable to Vornado	239,546	267,420
Preferred share dividends	(19,484)	(20,368)
FFO attributable to common shareholders	220,062	247,052
Convertible preferred share dividends	22	27
FFO attributable to common shareholders plus assumed conversions	$220,084	$247,079

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	187,999	187,307
Effect of dilutive securities:
Employee stock options and restricted share awards	1,337	933
Convertible preferred shares	45	47
Denominator for FFO per diluted share	189,381	188,287

FFO attributable to common shareholders plus assumed conversions
per diluted share	$1.16	$1.31

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2015			2014
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$2,162,869	2.32%	$21,629	$1,763,769	2.20%
Fixed rate	7,401,256	4.37%	-	7,846,555	4.36%
	$9,564,125	3.91%	21,629	$9,610,324	3.97%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$318,935	1.74%	3,189	$319,387	1.72%
Variable rate – Toys	892,325	8.04%	8,923	1,199,835	6.47%
Fixed rate (including $657,540 and
$674,443 of Toys debt in 2015 and 2014)	2,745,890	6.47%	-	2,754,410	6.45%
	$3,957,150	6.44%	12,112	$4,273,632	6.10%
Noncontrolling interests’ share of above			(1,923)
Total change in annual net income			$31,818
Per share-diluted			$0.17

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2015, we have one interest rate swap on a $421,000,000 mortgage loan that swapped the rate from LIBOR plus 1.65% (1.82% at March 31, 2015) to a fixed rate of 4.78% through March 2018.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of March 31, 2015, the estimated fair value of our consolidated debt was $9,632,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.

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

VORNADO REALTY TRUST
(Registrant)

Date: May 4, 2015	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

10.31	**	-	Form of Vornado Realty Trust 2015 Outperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 99.1 to Vornado Realty Trust's Current Report on Form 8-K
(File No. 001-11954), filed on January 21, 2015.

10.32	**	-	Form of Vornado Realty Trust Outperformance Plan Award Agreement Amendment.	*
Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on January 21, 2015.
10.33	**	-	Letter Agreement between Vornado Realty Trust and Wendy A. Silverstein, dated	*
March 6, 2015. Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust’s
Current Report on Form 8-K (File No. 001-11954), filed on March 10, 2015.
10.34	**	-	Waiver and Release between Vornado Realty Trust and Wendy A. Silverstein, dated	*
March 6, 2015. Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s
Current Report on Form 8-K (File No. 001-11954), filed on March 10, 2015.
15.1		-	Letter regarding Unaudited Interim Financial Information

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1		-	Section 1350 Certification of the Chief Executive Officer

32.2		-	Section 1350 Certification of the Chief Financial Officer

101.INS		-	XBRL Instance Document

101.SCH		-	XBRL Taxonomy Extension Schema

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase

101.LAB		-	XBRL Taxonomy Extension Label Linkbase

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase

______________________________
	*		Incorporated by reference.
	**		Management contract or compensation agreement.