Form 10-Q
period 2015-06-30
VORNADO REALTY TRUST
filed 2015-08-03
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2015, 188,496,525 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	June 30, 2015	December 31, 2014
ASSETS
Real estate, at cost:
Land	$4,036,944	$3,861,913
Buildings and improvements	12,188,912	11,705,749
Development costs and construction in progress	1,273,897	1,128,037
Leasehold improvements and equipment	129,930	126,659
Total	17,629,683	16,822,358
Less accumulated depreciation and amortization	(3,303,014)	(3,161,633)
Real estate, net	14,326,669	13,660,725
Cash and cash equivalents	516,337	1,198,477
Restricted cash	127,857	176,204
Marketable securities	159,991	206,323
Tenant and other receivables, net of allowance for doubtful accounts of $10,944 and $12,210	115,049	109,998
Investments in partially owned entities	1,477,090	1,246,496
Real estate fund investments	565,976	513,973
Receivable arising from the straight-lining of rents, net of allowance of $3,229 and $3,190	851,894	787,271
Deferred leasing and financing costs, net of accumulated amortization of $280,286 and $281,109	528,179	475,158
Identified intangible assets, net of accumulated amortization of $207,744 and $199,821	245,846	225,155
Assets related to discontinued operations	34,891	2,238,474
Other assets	636,128	410,066
	$19,585,907	$21,248,320

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable	$8,562,314	$8,263,165
Senior unsecured notes	847,463	1,347,159
Revolving credit facility debt	400,000	-
Accounts payable and accrued expenses	437,813	447,745
Deferred revenue	390,636	358,613
Deferred compensation plan	118,931	117,284
Liabilities related to discontinued operations	12,611	1,511,362
Other liabilities	417,935	375,830
Total liabilities	11,187,703	12,421,158
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 11,455,453 and 11,356,550 units outstanding	1,087,466	1,336,780
Series D cumulative redeemable preferred units - 177,101 and 1 units outstanding	5,428	1,000
Total redeemable noncontrolling interests	1,092,894	1,337,780
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 52,678,429 and 52,678,939 shares	1,277,010	1,277,026
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 188,496,525 and 187,887,498 shares	7,517	7,493
Additional capital	7,161,150	6,873,025
Earnings less than distributions	(1,958,546)	(1,505,385)
Accumulated other comprehensive income	50,613	93,267
Total Vornado shareholders' equity	6,537,744	6,745,426
Noncontrolling interests in consolidated subsidiaries	767,566	743,956
Total equity	7,305,310	7,489,382
	$19,585,907	$21,248,320

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Property rentals	$514,843	$478,490	$1,015,117	$945,630
Tenant expense reimbursements	62,215	55,110	129,136	114,411
Fee and other income	39,230	40,811	78,837	76,751
Total revenues	616,288	574,411	1,223,090	1,136,792
EXPENSES:
Operating	242,690	230,398	497,183	466,959
Depreciation and amortization	136,957	113,200	261,079	244,992
General and administrative	39,189	40,478	97,681	87,980
Acquisition and transaction related costs	4,061	1,067	6,042	2,352
Total expenses	422,897	385,143	861,985	802,283
Operating income	193,391	189,268	361,105	334,509
Loss from partially owned entities	(5,231)	(53,742)	(7,636)	(51,763)
Income from real estate fund investments	26,368	100,110	50,457	118,258
Interest and other investment income, net	5,666	9,396	16,458	21,246
Interest and debt expense	(92,092)	(103,913)	(183,766)	(200,225)
Net gain on disposition of wholly owned and partially owned assets	-	905	1,860	10,540
Income before income taxes	128,102	142,024	238,478	232,565
Income tax benefit (expense)	88,072	(3,280)	87,101	(4,131)
Income from continuing operations	216,174	138,744	325,579	228,434
(Loss) income from discontinued operations	(774)	26,943	15,067	35,409
Net income	215,400	165,687	340,646	263,843
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(19,186)	(63,975)	(35,068)	(75,554)
Operating Partnership	(10,198)	(4,704)	(15,485)	(8,564)
Net income attributable to Vornado	186,016	97,008	290,093	179,725
Preferred share dividends	(20,365)	(20,366)	(39,849)	(40,734)
NET INCOME attributable to common shareholders	$165,651	$76,642	$250,244	$138,991

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.88	$0.27	$1.25	$0.56
Income from discontinued operations, net	-	0.14	0.08	0.18
Net income per common share	$0.88	$0.41	$1.33	$0.74
Weighted average shares outstanding	188,365	187,527	188,183	187,418

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.88	$0.27	$1.25	$0.56
(Loss) income from discontinued operations, net	(0.01)	0.14	0.07	0.18
Net income per common share	$0.87	$0.41	$1.32	$0.74
Weighted average shares outstanding	189,600	188,617	189,775	188,431

DIVIDENDS PER COMMON SHARE	$0.63	$0.73	$1.26	$1.46

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$215,400	$165,687	$340,646	$263,843
Other comprehensive income (loss):
Change in unrealized net (loss) gain on available-for-sale securities	(25,000)	1,878	(46,332)	15,003
Pro rata share of other comprehensive (loss) income of
nonconsolidated subsidiaries	(1,191)	14,163	(1,034)	5,877
Change in value of interest rate swap and other	2,848	(547)	2,077	1,064
Comprehensive income	192,057	181,181	295,357	285,787
Less comprehensive income attributable to noncontrolling interests	(28,037)	(69,578)	(47,918)	(85,378)
Comprehensive income attributable to Vornado	$164,020	$111,603	$247,439	$200,409

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$7,493	$6,873,025	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado	-	-	-	-	-	290,093	-	-	290,093
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	35,068	35,068
Distribution of Urban Edge
Properties	-	-	-	-	-	(464,262)	-	(341)	(464,603)
Dividends on common shares	-	-	-	-	-	(237,160)	-	-	(237,160)
Dividends on preferred shares	-	-	-	-	-	(39,849)	-	-	(39,849)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	400	16	43,262	-	-	-	43,278
Under employees' share
option plan	-	-	195	7	12,972	(2,579)	-	-	10,400
Under dividend reinvestment plan	-	-	7	-	701	-	-	-	701
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	51,725	51,725
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(62,495)	(62,495)
Other	-	-	-	-	-	-	-	(255)	(255)
Conversion of Series A preferred
shares to common shares	(1)	(16)	1	-	16	-	-	-	-
Deferred compensation shares
and options	-	-	7	1	1,653	(359)	-	-	1,295
Change in unrealized net loss on
available-for-sale securities	-	-	-	-	-	-	(46,332)	-	(46,332)
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(1,034)	-	(1,034)
Change in value of interest rate swap	-	-	-	-	-	-	2,073	-	2,073
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	229,521	-	-	-	229,521
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	2,635	-	2,635
Other	-	-	-	-	-	955	4	(92)	867
Balance, June 30, 2015	52,678	$1,277,010	188,497	$7,517	$7,161,150	$(1,958,546)	$50,613	$767,566	$7,305,310

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado	-	-	-	-	-	179,725	-	-	179,725
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	75,554	75,554
Dividends on common shares	-	-	-	-	-	(273,694)	-	-	(273,694)
Dividends on preferred shares	-	-	-	-	-	(40,734)	-	-	(40,734)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	199	8	19,763	-	-	-	19,771
Under employees' share
option plan	-	-	159	6	9,200	-	-	-	9,206
Under dividend reinvestment plan	-	-	9	-	919	-	-	-	919
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	5,297	5,297
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(132,819)	(132,819)
Other	-	-	-	-	-	-	-	(301)	(301)
Transfer of noncontrolling interest
in real estate fund investments	-	-	-	-	-	-	-	(33,028)	(33,028)
Conversion of Series A preferred
shares to common shares	(4)	(193)	6	-	193	-	-	-	-
Deferred compensation shares
and options	-	-	7	1	3,383	(340)	-	-	3,044
Change in unrealized net gain
on available-for-sale securities	-	-	-	-	-	-	15,003	-	15,003
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	5,877	-	5,877
Change in value of interest rate swap	-	-	-	-	-	-	1,065	-	1,065
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(227,338)	-	-	-	(227,338)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(1,260)	-	(1,260)
Other	-	(6)	-	-	(297)	(2,368)	(1)	(5)	(2,677)
Balance, June 30, 2014	52,679	$1,277,026	187,665	$7,484	$6,949,663	$(1,872,250)	$92,221	$744,210	$7,198,354

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$340,646	$263,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	272,942	288,187
Reversal of allowance for deferred tax assets	(90,030)	-
Return of capital from real estate fund investments	83,443	140,920
Straight-lining of rental income	(64,121)	(33,413)
Net realized and unrealized gains on real estate fund investments	(41,857)	(111,227)
Distributions of income from partially owned entities	37,821	25,784
Net gains on sale of real estate and other	(32,243)	-
Amortization of below-market leases, net	(26,132)	(22,624)
Other non-cash adjustments	26,569	20,546
Loss from partially owned entities	7,636	51,763
Net gain on disposition of wholly owned and partially owned assets	(1,860)	(10,540)
Impairment losses	256	20,842
Defeasance cost in connection with the refinancing of mortgage notes payable	-	5,589
Changes in operating assets and liabilities:
Real estate fund investments	(95,000)	(2,666)
Tenant and other receivables, net	(5,051)	(2,355)
Prepaid assets	(138,473)	(138,884)
Other assets	(46,858)	(43,842)
Accounts payable and accrued expenses	(26,440)	2,157
Other liabilities	(16,632)	(6,437)
Net cash provided by operating activities	184,616	447,643

Cash Flows from Investing Activities:
Acquisitions of real estate and other	(381,001)	(8,963)
Proceeds from sales of real estate and related investments	334,725	125,037
Development costs and construction in progress	(200,970)	(214,615)
Additions to real estate	(137,528)	(105,116)
Investments in partially owned entities	(137,465)	(62,894)
Distributions of capital from partially owned entities	29,666	1,791
Restricted cash	25,118	102,087
Investments in loans receivable	(23,919)	-
Proceeds from repayments of mortgage and mezzanine loans receivable and other	16,772	96,159
Net cash used in investing activities	(474,602)	(66,514)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Financing Activities:
Proceeds from borrowings	$1,746,460	$1,398,285
Repayments of borrowings	(1,607,574)	(313,444)
Dividends paid on common shares	(237,160)	(273,694)
Cash included in the spin-off of Urban Edge Properties	(225,000)	-
Distributions to noncontrolling interests	(77,447)	(149,944)
Contributions from noncontrolling interests	51,725	5,297
Dividends paid on preferred shares	(39,849)	(40,737)
Debt issuance costs	(14,053)	(29,560)
Proceeds received from exercise of employee share options	13,683	10,125
Repurchase of shares related to stock compensation agreements and/or related
tax withholdings	(2,939)	(637)
Purchase of marketable securities in connection with the defeasance of mortgage
notes payable	-	(198,884)
Net cash (used in) provided by financing activities	(392,154)	406,807
Net (decrease) increase in cash and cash equivalents	(682,140)	787,936
Cash and cash equivalents at beginning of period	1,198,477	583,290
Cash and cash equivalents at end of period	$516,337	$1,371,226

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $17,550 and $30,182	$178,461	$214,239
Cash payments for income taxes	$6,584	$6,726

Non-Cash Investing and Financing Activities:
Non-cash distribution of Urban Edge Properties:
Assets	$1,722,263	-
Liabilities	(1,482,660)	-
Equity	(239,603)	-
Adjustments to carry redeemable Class A units at redemption value	229,521	(227,338)
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	(145,313)	-
Write-off of fully depreciated assets	(81,027)	(85,037)
Accrued capital expenditures included in accounts payable and accrued expenses	70,672	111,742
Like-kind exchange of real estate:
Acquisitions	62,355	-
Dispositions	(38,822)	-
Financing assumed in acquisitions	62,000	-
Marketable securities transferred in connection with the defeasance of mortgage
notes payable	-	198,884
Defeasance of mortgage notes payable	-	(193,406)
Elimination of a mortgage and mezzanine loan asset and liability	-	59,375
Transfer of interest in real estate fund investments to an unconsolidated joint venture	-	(58,564)
Transfer of noncontrolling interest in real estate fund investments	-	(33,028)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 94.0% of the common limited partnership interest in, the Operating Partnership at June 30, 2015.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

Certain prior year balances have been reclassified in order to conform to the current period presentation.  Beginning in the three months ended March 31, 2015, the Company classifies signage revenue within “property rentals”.  For the three and six months ended June 30, 2014, $8,873,000 and $18,191,000, respectively, related to signage revenue has been reclassified from “fee and other income” to “property rentals” to conform to the current period presentation.

Significant Accounting Policies

Condominium Units Held For Sale:  Pursuant to ASC 605-35-25-88, Revenue Recognition: Completed Contract Method, revenue from condominium unit sales is recognized upon closing of the sale, as all conditions for full profit recognition have not been met until that time.  We use the relative sales value method to allocate costs to individual condominium units.

We are constructing a residential condominium tower containing 392,000 salable square feet on our 220 Central Park South (“220 CPS”) development site.  As of June 30, 2015, we had entered into agreements to sell approximately 40% of the project for aggregate sales proceeds of $1.4 billion.  In connection therewith, $209,902,000 of deposits are held with a third party escrow agent.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

2.    Basis of Presentation and Significant Accounting Policies - continued

Significant Accounting Policies - continued

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

At June 30, 2015 and December 31, 2014, our taxable REIT subsidiaries had deferred tax assets of $95,419,000 and $94,100,000, respectively, which are included in “other assets” on our consolidated balance sheets.  Prior to the quarter ended June 30, 2015, there was a full valuation allowance against our deferred tax assets because we had not determined that it is more-likely-than-not that we would use the net operating loss carryforwards to offset future taxable income.  During the second quarter of 2015, we began to enter into agreements to sell residential condominium units at 220 CPS and as of June 30, 2015, we had entered into agreements to sell approximately 40% of the project for aggregate sales proceeds of $1.4 billion.  Based on these agreements, among other factors, we have concluded that it is more-likely-than-not that we will generate sufficient taxable income to realize the deferred tax assets.  Accordingly, during the second quarter of 2015, we reversed $90,030,000 of the allowance for deferred tax assets and recognized an income tax benefit in our consolidated statements of income in the three and six months ended June 30, 2015.

3.    Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. Upon adoption of this standard on January 1, 2015, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations. The financial results of UE and certain other retail assets are reflected in our consolidated financial statements as discontinued operations for all periods presented (see Note 8 – Discontinued Operations for further details).

 In May 2014, the FASB issued an update ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature - continued

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

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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

4.    Acquisitions

On January 20, 2015, we and one of our real estate fund’s limited partners co-invested with the Fund to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel (see Note 5 – Real Estate Fund Investments).

On March 18, 2015, we acquired the Center Building, a 437,000 square foot office building, located at 33-00 Northern Boulevard in Long Island City, New York, for $142,000,000, including the assumption of an existing $62,000,000, 4.43% mortgage maturing in October 2018.

On June 2, 2015, we completed the acquisition of 150 West 34th Street, a 78,000 square foot retail property leased to Old Navy through May 2019, and 226,000 square feet of additional zoning air rights, for approximately $355,000,000.  At closing we completed a $205,000,000 financing of the property (see Note 10 – Debt).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

5.     Real Estate Fund Investments

We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”), which has an eight-year term and a three-year investment period that ended in July 2013. During the investment period, the Fund was our exclusive investment vehicle for all investments that fit within its investment parameters, as defined.  The Fund is accounted for under ASC 946, Financial Services – Investment Companies (“ASC 946”) and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings.  We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

On January 20, 2015, we and one of the Fund’s limited partners co-invested with the Fund to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel (the “Co-Investment”).  The purchase price for the 57% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% which matures in December 2018 with a one-year extension option.  Our aggregate ownership interest in the property increased to 33% from 11%.  The Co-Investment is also accounted for under ASC 946 and is included as a component of “real estate fund investments” on our consolidated balance sheet.

On March 25, 2015, the Fund completed the sale of 520 Broadway in Santa Monica, CA for $91,650,000. The Fund realized a $24,705,000 net gain over the holding period.

At June 30, 2015, we had six real estate fund investments with an aggregate fair value of $565,976,000, or $193,164,000 in excess of cost, and had remaining unfunded commitments of $102,324,000, of which our share was $25,581,000.  Below is a summary of income from the Fund and the Co-Investment for the three and six months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net investment income	$2,150	$3,052	$8,600	$7,031
Net realized gains on exited investments	886	75,069	25,591	75,069
Previously recorded unrealized gains on exited investments	-	(35,365)	(23,279)	(22,388)
Net unrealized gains on held investments	23,332	57,354	39,545	58,546
Income from real estate fund investments	26,368	100,110	50,457	118,258
Less income attributable to noncontrolling interests	(15,872)	(61,780)	(29,411)	(72,629)
Income from real estate fund investments attributable to Vornado (1)	$10,496	$38,330	$21,046	$45,629

(1)

Excludes property management, leasing and development fees of $633 and $638 for the three months ended June 30, 2015 and 2014, respectively, and $1,337 and $1,256 for the six months ended June 30, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

6.    Marketable Securities

Below is a summary of our marketable securities portfolio as of June 30, 2015 and December 31, 2014.

(Amounts in thousands)	As of June 30, 2015			As of December 31, 2014
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$156,617	$72,549	$84,068	$202,789	$72,549	$130,240
Other	3,374	-	3,374	3,534	-	3,534
	$159,991	$72,549	$87,442	$206,323	$72,549	$133,774

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of June 30, 2015, we own 32.5% of Toys.  We have not guaranteed any of Toys’ obligations and are not committed to provide any support to Toys.  Pursuant to ASC 323-10-35-20, we discontinued applying the equity method for our Toys’ investment when the carrying amount was reduced to zero in the third quarter of 2014.  We will resume application of the equity method if, during the period the equity method has been suspended, our share of unrecognized net income exceeds our share of unrecognized net losses.

In the first quarter of 2014, we recognized our share of Toys’ fourth quarter net income of $75,196,000 and a corresponding non-cash impairment loss of the same amount.

Below is a summary of Toys’ latest available financial information on a purchase accounting basis:

(Amounts in thousands)			Balance as of
			May 2, 2015	November 1, 2014
Balance Sheet:
Assets			$9,772,000	$11,267,000
Liabilities			8,965,000	10,377,000
Noncontrolling interests			85,000	82,000
Toys “R” Us, Inc. equity (1)			722,000	808,000

	For the Three Months Ended		For the Six Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015	May 3, 2014
Income Statement:
Total revenues	$2,325,000	$2,479,000	$7,308,000	$7,746,000
Net (loss) income attributable to Toys	(129,700)	(194,000)	64,000	(111,000)

(1)

At June 30, 2015, the carrying amount of our investment in Toys is less than our share of Toys' equity by approximately $234,553. This basis difference results primarily from non-cash impairment losses aggregating $355,953 that we have recognized through June 30, 2015. We have allocated the basis difference primarily to Toys' real estate.

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2015, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of June 30, 2015, the market value (“fair value” pursuant to ASC 820, Fair Value Measurements and Disclosures) of our investment in Alexander’s, based on Alexander’s June 30, 2015 closing share price of $410.00, was $678,168,000, or $547,529,000 in excess of the carrying amount on our consolidated balance sheet.  As of June 30, 2015, the carrying amount of our investment in Alexander’s exceeds our share of the equity in the net assets of Alexander’s by approximately $40,690,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities - continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX) - continued

Below is a summary of Alexander’s latest available financial information:

(Amounts in thousands)			Balance as of
			June 30, 2015	December 31, 2014
Balance Sheet:
Assets			$1,418,000	$1,423,000
Liabilities			1,074,000	1,075,000
Stockholders' equity			344,000	348,000

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Income Statement:
Total revenues	$51,000	$50,000	$103,000	$99,000
Net income attributable to Alexander’s	17,000	17,000	35,000	32,000

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

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT Associates, L.P., which is the operating partnership of PREIT, in exchange for $485,313,000; comprised of $340,000,000 of cash and 6,250,000 PREIT operating partnership units (valued at $145,313,000 or $23.25 per PREIT unit) (See Note 8 – Discontinued Operations).  $19,000,000 of tenant improvements and allowances was credited to PREIT as a closing adjustment.  As a result of this transaction, we own an 8.1% interest in PREIT.  We account for our investment in PREIT under the equity method and will recognize our share of PREIT’s earnings on a one-quarter lag basis.

510 West 22nd Street

On June 24, 2015, we entered into a joint venture, in which we own a 55% interest, to develop a 173,000 square foot Class-A office building, located along the western edge of the High Line at 510 West 22nd Street.  The development cost of this project is approximately $225,000,000.  The development is expected to commence during the third quarter of 2015 and be completed in 2017.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and (loss) income from, partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	Balance as of
		June 30, 2015	June 30, 2015	December 31, 2014
Investments:
	Partially owned office buildings (1)	Various	$859,544	$760,749
	PREIT Associates	8.1%	143,031	-
	Alexander’s	32.4%	130,639	131,616
	India real estate ventures	4.1%-36.5%	50,542	76,752
	UE	5.4%	25,610	-
	Toys	32.5%	-	-
	Other investments (2)	Various	267,724	277,379
			$1,477,090	$1,246,496

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 510 West 22nd Street and others.
(2)	Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

(Amounts in thousands)		Percentage	For the Three Months Ended		For the Six Months Ended
		Ownership at	June 30,		June 30,
		June 30, 2015	2015	2014	2015	2014
Our Share of Net (Loss) Income:
	Alexander's:
	Equity in net income	32.4%	$5,447	$5,272	$11,041	$10,031
	Management, leasing and development fees		1,876	1,622	3,973	3,248
			7,323	6,894	15,014	13,279

	Partially owned office buildings (1)	Various	(3,238)	990	(12,534)	(1,405)

	UE:
	Equity in net income	5.4%	404	-	404	-
	Management, leasing and development fees		500	-	1,084	-
			904	-	1,488	-

	Toys:
	Equity in net (loss) income	32.5%	-	(59,530)	-	15,666
	Non-cash impairment losses		-	-	-	(75,196)
	Management fees		500	1,939	1,954	3,786
			500	(57,591)	1,954	(55,744)

	India real estate ventures (2)	4.1%-36.5%	(16,567)	(2,041)	(16,676)	(2,178)

	Other investments (3)	Various	5,847	(1,994)	3,118	(5,715)

			$(5,231)	$(53,742)	$(7,636)	$(51,763)

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 510 West 22nd Street and others.
(2)	2015 includes $14,806 for our share of non-cash impairment loss.
(3)	Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Discontinued Operations

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE (NYSE: UE) (see Note 1 – Organization).

On March 13, 2015, we sold our Geary Street, CA lease for $34,189,000, which resulted in a net gain of $21,376,000.

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT (see Note 7 – Investments in Partially Owned Entities).  The financial statement gain was $7,823,000, of which $7,192,000 was recognized in the first quarter of 2015 and the remaining $631,000 was deferred based on our ownership interest in PREIT.  On March 31, 2018, we will be entitled to additional consideration of 50% of the increase in the value of Springfield Town Center, if any, over $465,000,000, calculated utilizing a 5.5% capitalization rate.  In the first quarter of 2014, we recorded a non-cash impairment loss of $20,000,000 on Springfield Town Center which is included in “(loss) income from discontinued operations” on our consolidated statements of income.

During the first quarter of 2015, we sold five residual retail properties, in separate transactions, for an aggregate of $10,731,000, which resulted in net gains of $3,675,000.

We have reclassified the revenues and expenses of the properties discussed above to “(loss) income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying consolidated financial statements.  The net gains resulting from the sale of these properties are included in “(loss) income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at June 30, 2015 and December 31, 2014 and their combined results of operations and cash flows for the six months ended June 30, 2015 and 2014.

(Amounts in thousands)			Balance as of
			June 30, 2015	December 31, 2014
Assets related to discontinued operations:
Real estate, net			$27,205	$2,028,677
Other assets			7,686	209,797
			$34,891	$2,238,474

Liabilities related to discontinued operations:
Mortgages payable			$-	$1,288,535
Other liabilities (primarily deferred revenue in 2014)			12,611	222,827
			$12,611	$1,511,362

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
(Loss) income from discontinued operations:
Total revenues	$1,573	$96,157	$21,531	$202,720
Total expenses	2,020	65,879	15,393	141,904
	(447)	30,278	6,138	60,816
Transaction related costs	(327)	(3,016)	(22,972)	(3,515)
Net gain on sale of Geary Street, CA lease	-	-	21,376	-
Net gains on sale of real estate	-	-	10,867	-
Impairment losses	-	-	(256)	(20,842)
Pretax (loss) income from discontinued operations	(774)	27,262	15,153	36,459
Income tax expense	-	(319)	(86)	(1,050)
(Loss) income from discontinued operations	$(774)	$26,943	$15,067	$35,409

Cash flows related to discontinued operations:
Cash flows from operating activities			$(35,738)	$55,065
Cash flows from investing activities			310,069	(59,141)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired in-place and above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2015 and December 31, 2014.

(Amounts in thousands)	Balance as of
	June 30, 2015	December 31, 2014
Identified intangible assets:
Gross amount	$453,590	$424,976
Accumulated amortization	(207,744)	(199,821)
Net	$245,846	$225,155
Identified intangible liabilities (included in deferred revenue):
Gross amount	$668,314	$657,976
Accumulated amortization	(306,956)	(329,775)
Net	$361,358	$328,201

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $13,378,000 and $8,522,000 for the three months ended June 30, 2015 and 2014, respectively, and $25,828,000 and $18,234,000 for the six months ended June 30, 2015 and 2014, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$51,912
2017	49,937
2018	48,654
2019	29,912
2020	21,681

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $5,309,000 and $6,940,000 for the three months ended June 30, 2015 and 2014, respectively, and $11,494,000 and $15,831,000 for the six months ended June 30, 2015 and 2014, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$29,217
2017	24,385
2018	20,067
2019	14,246
2020	10,703

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases resulted in an increase to rent expense of $457,000 for the three months ended June 30, 2015 and 2014 and $916,000 for the six months ended June 30, 2015 and 2014.  Estimated annual amortization of these below-market leases, net of above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

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

On June 2, 2015, we completed a $205,000,000 financing in connection with the acquisition of 150 West 34th Street (see Note 4 – Acquisitions).  The loan bears interest at LIBOR plus 2.25% and matures in 2018 with two one-year extension options.

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at	Balance at
	June 30, 2015	June 30, 2015	December 31, 2014
Mortgages Payable:
Fixed rate	4.43%	$6,349,878	$6,499,396
Variable rate	2.16%	2,212,436	1,763,769
	3.85%	$8,562,314	$8,263,165

Unsecured Debt:
Senior unsecured notes	3.68%	$847,463	$1,347,159
Revolving credit facility debt	1.24%	400,000	-
	2.90%	$1,247,463	$1,347,159

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

(Amounts in thousands)
Balance at December 31, 2013	$1,003,620
Net income	8,564
Other comprehensive income	1,260
Distributions	(16,824)
Redemption of Class A units for common shares, at redemption value	(19,771)
Adjustments to carry redeemable Class A units at redemption value	227,338
Other, net	16,771
Balance at June 30, 2014	$1,220,958

Balance at December 31, 2014	$1,337,780
Net income	15,485
Other comprehensive loss	(2,635)
Distributions	(14,734)
Redemption of Class A units for common shares, at redemption value	(43,278)
Adjustments to carry redeemable Class A units at redemption value	(229,521)
Issuance of Series D-17 Preferred Units	4,427
Other, net	25,370
Balance at June 30, 2015	$1,092,894

As of June 30, 2015 and December 31, 2014, the aggregate redemption value of redeemable Class A units was $1,087,466,000 and $1,336,780,000, respectively.

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $55,097,000 as of June 30, 2015 and December 31, 2014.  Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

12.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

(Amounts in thousands)		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
	Total	for-sale	subsidiaries' OCI	swap	Other
For the Three Months Ended June 30, 2015
Balance as of March 31, 2015	$72,609	$112,442	$(8,835)	$(26,579)	$(4,419)
OCI before reclassifications	(21,996)	(25,000)	(1,191)	2,849	1,346
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(21,996)	(25,000)	(1,191)	2,849	1,346
Balance as of June 30, 2015	$50,613	$87,442	$(10,026)	$(23,730)	$(3,073)

For the Three Months Ended June 30, 2014
Balance as of March 31, 2014	$77,626	$132,434	$(19,787)	$(30,272)	$(4,749)
OCI before reclassifications	14,595	1,878	14,163	(545)	(901)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	14,595	1,878	14,163	(545)	(901)
Balance as of June 30, 2014	$92,221	$134,312	$(5,624)	$(30,817)	$(5,650)

For the Six Months Ended June 30, 2015
Balance as of December 31, 2014	$93,267	$133,774	$(8,992)	$(25,803)	$(5,712)
OCI before reclassifications	(42,654)	(46,332)	(1,034)	2,073	2,639
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(42,654)	(46,332)	(1,034)	2,073	2,639
Balance as of June 30, 2015	$50,613	$87,442	$(10,026)	$(23,730)	$(3,073)

For the Six Months Ended June 30, 2014
Balance as of December 31, 2013	$71,537	$119,309	$(11,501)	$(31,882)	$(4,389)
OCI before reclassifications	20,684	15,003	5,877	1,065	(1,261)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	20,684	15,003	5,877	1,065	(1,261)
Balance as of June 30, 2014	$92,221	$134,312	$(5,624)	$(30,817)	$(5,650)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Variable Interest Entities (“VIEs”)

At June 30, 2015 and December 31, 2014, we have unconsolidated VIEs comprised of our investments in the entities that own One Park Avenue, Independence Plaza, the Warner Building and Suffolk Downs.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method.  As of June 30, 2015 and December 31, 2014, the net carrying amounts of our investment in these entities were $305,865,000 and $286,783,000, respectively, and our maximum exposure to loss in these entities is limited to our investment.  We did not have any consolidated VIEs as of June 30, 2015 and December 31, 2014.

14.    Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units), and (v) an interest rate swap.  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at June 30, 2015 and December 31, 2014, respectively.

(Amounts in thousands)	As of June 30, 2015
	Total	Level 1	Level 2	Level 3
Marketable securities	$159,991	$159,991	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	565,976	-	-	565,976
Deferred compensation plan assets (included in other assets)	118,932	51,264	-	67,668
Total assets	$844,899	$211,255	$-	$633,644

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	23,747	-	23,747	-
Total liabilities	$78,844	$55,097	$23,747	$-

(Amounts in thousands)	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Marketable securities	$206,323	$206,323	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	513,973	-	-	513,973
Deferred compensation plan assets (included in other assets)	117,284	53,969	-	63,315
Total assets	$837,580	$260,292	$-	$577,288

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	25,797	-	25,797	-
Total liabilities	$80,894	$55,097	$25,797	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At June 30, 2015, we had six real estate fund investments with an aggregate fair value of $565,976,000, or $193,164,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.2 to 5.5 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, which are derived from original underwriting assumptions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at June 30, 2015 and December 31, 2014.

			Weighted Average
	Range		(based on fair value of investments)
Unobservable Quantitative Input	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Discount rates	12.0% to 14.5%	12.0% to 17.5%	13.4%	13.7%
Terminal capitalization rates	4.8% to 6.5%	4.7% to 6.5%	5.5%	5.3%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and six months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$554,426	$682,002	$513,973	$667,710
Purchases	-	2,544	95,000	2,667
Dispositions / Distributions	(11,235)	(232,513)	(83,421)	(232,513)
Net unrealized gains	23,332	57,354	39,545	58,546
Net realized gains	886	39,704	2,312	52,681
Other, net	(1,433)	-	(1,433)	-
Ending balance	$565,976	$549,091	$565,976	$549,091

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and six months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$64,836	$67,627	$63,315	$68,782
Purchases	5,607	7,915	6,231	9,559
Sales	(4,655)	(11,255)	(5,093)	(16,379)
Realized and unrealized gain (loss)	1,387	(198)	2,722	1,974
Other, net	493	520	493	673
Ending balance	$67,668	$64,609	$67,668	$64,609

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets required to be measured for impairment at December 31, 2014.  There are no assets remaining at fair value on a nonrecurring basis at June 30, 2015.  The fair values of real estate assets required to be measured for impairment were determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.

(Amounts in thousands)	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Real estate assets	$4,848	$-	$-	$4,848

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mortgage and mezzanine loans receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our revolving credit facility is classified as Level 1, and the fair value of our mortgage and mezzanine loans receivable as of December 31, 2014 is classified as Level 3.  There are no mortgage and mezzanine loans receivable outstanding as of June 30, 2015.  The fair value of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2015 and December 31, 2014.

(Amounts in thousands)	As of June 30, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash equivalents	$311,017	$311,000	$749,418	$749,000
Mortgage and mezzanine loans receivable	-	-	16,748	17,000
	$311,017	$311,000	$766,166	$766,000
Debt:
Mortgages payable	$8,562,314	$8,541,000	$8,263,165	$8,224,000
Senior unsecured notes	847,463	882,000	1,347,159	1,385,000
Revolving credit facility debt	400,000	400,000	-	-
	$9,809,777	$9,823,000	$9,610,324	$9,609,000

15.    Incentive Compensation

Our 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and Out-Performance Plan awards to certain of our employees and officers.  We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Stock-based compensation expense was $6,685,000 and $9,051,000 for the three months ended June 30, 2015 and 2014, respectively and $26,827,000 and $20,075,000 for the six months ended June 30, 2015 and 2014, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

16.    Fee and Other Income

The following table sets forth the details of fee and other income:

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
BMS cleaning fees	$21,741	$22,195	$44,374	$41,151
Management and leasing fees	4,274	5,765	8,466	11,593
Lease termination fees	2,893	4,545	6,640	8,122
Other income	10,322	8,306	19,357	15,885
	$39,230	$40,811	$78,837	$76,751

Management and leasing fees include management fees from Interstate Properties, a related party, of $132,000 and $131,000 for the three months ended June 30, 2015 and 2014, and $271,000 and $265,000 for the six months ended June 30, 2015 and 2014, respectively.  The above table excludes fee income from partially owned entities, which is included in “loss from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

17.     Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income:

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Dividends on marketable securities	$3,202	$3,198	$6,405	$6,304
Interest on loans receivable	1,135	1,034	3,959	3,714
Mark-to-market of investments in our deferred compensation plan (1)	(609)	2,380	2,250	6,780
Other, net	1,938	2,784	3,844	4,448
	$5,666	$9,396	$16,458	$21,246

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

18.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest expense	$96,297	$112,736	$191,625	$218,248
Amortization of deferred financing costs	7,497	7,737	14,953	12,159
Capitalized interest and debt expense	(11,702)	(16,560)	(22,812)	(30,182)
	$92,092	$103,913	$183,766	$200,225

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

19.    Income Per Share

The following table provides a reconciliation of both net income and the number of common shares used in the computation of (i) basic income per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options, restricted share and Out-Performance Plan awards.

(Amounts in thousands, except per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations, net of income attributable
to noncontrolling interests	$186,745	$71,619	$275,911	$146,362
(Loss) income from discontinued operations, net of income
attributable to noncontrolling interests	(729)	25,389	14,182	33,363
Net income attributable to Vornado	186,016	97,008	290,093	179,725
Preferred share dividends	(20,365)	(20,366)	(39,849)	(40,734)
Net income attributable to common shareholders	165,651	76,642	250,244	138,991
Earnings allocated to unvested participating securities	(18)	(21)	(34)	(51)
Numerator for basic income per share	165,633	76,621	250,210	138,940
Impact of assumed conversions:
Convertible preferred share dividends	23	-	46	-
Earnings allocated to Out-Performance Plan units	-	-	367	-
Numerator for diluted income per share	$165,656	$76,621	$250,623	$138,940

Denominator:
Denominator for basic income per share – weighted average shares	188,365	187,527	188,183	187,418
Effect of dilutive securities(1):
Employee stock options and restricted share awards	1,190	1,090	1,260	1,013
Convertible preferred shares	45	-	46	-
Out-Performance Plan units	-	-	286	-
Denominator for diluted income per share – weighted average
shares and assumed conversions	189,600	188,617	189,775	188,431

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.88	$0.27	$1.25	$0.56
Income from discontinued operations, net	-	0.14	0.08	0.18
Net income per common share	$0.88	$0.41	$1.33	$0.74

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.88	$0.27	$1.25	$0.56
(Loss) income from discontinued operations, net	(0.01)	0.14	0.07	0.18
Net income per common share	$0.87	$0.41	$1.32	$0.74

(1)

The effect of dilutive securities for the three months ended June 30, 2015 and 2014 excludes an aggregate of 11,381 and 11,289 weighted average common share equivalents, respectively, and 11,209 and 11,304 weighted average common share equivalents for the six months ended June 30, 2015 and 2014, respectively, as their effect was anti-dilutive.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2015, the aggregate dollar amount of these guarantees and master leases is approximately $369,000,000.

At June 30, 2015, $39,382,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of June 30, 2015, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $81,000,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information

As a result of the spin-off of substantially all of our Retail Properties segment (see Note 8 – Discontinued Operations), the remaining retail properties no longer meet the criteria to be a separate reportable segment.  In addition, as a result of our investment in Toys being reduced to zero, we suspended equity method accounting for our investment in Toys (see Note 7 - Investments in Partially Owned Entities) and the Toys segment no longer meets the criteria to be a separate reportable segment.  Accordingly, effective January 1, 2015, the Retail Properties segment and Toys have been reclassified to the Other segment.  We have also reclassified the prior period segment financial results to conform to the current period presentation.  Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and six months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended June 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$616,288	$414,262		$134,856		$67,170
Total expenses	422,897	250,298		98,661		73,938
Operating income (loss)	193,391	163,964		36,195		(6,768)
(Loss) income from partially owned entities	(5,231)	3,176		(1,805)		(6,602)
Income from real estate fund investments	26,368	-		-		26,368
Interest and other investment income, net	5,666	1,892		13		3,761
Interest and debt expense	(92,092)	(47,173)		(17,483)		(27,436)
Income (loss) before income taxes	128,102	121,859		16,920		(10,677)
Income tax benefit (expense)	88,072	(1,095)		(466)		89,633
Income from continuing operations	216,174	120,764		16,454		78,956
Loss from discontinued operations	(774)	-		-		(774)
Net income	215,400	120,764		16,454		78,182
Less net income attributable to noncontrolling interests	(29,384)	(2,552)		-		(26,832)
Net income attributable to Vornado	186,016	118,212		16,454		51,350
Interest and debt expense(2)	115,073	61,057		20,891		33,125
Depreciation and amortization(2)	163,245	95,567		47,803		19,875
Income tax (benefit) expense(2)	(87,653)	1,152		486		(89,291)
EBITDA(1)	$376,681	$275,988	(3)	$85,634	(4)	$15,059	(5)

(Amounts in thousands)	For the Three Months Ended June 30, 2014
	Total	New York		Washington, DC		Other
Total revenues	$574,411	$375,674		$134,826		$63,911
Total expenses	385,143	226,840		87,352		70,951
Operating income (loss)	189,268	148,834		47,474		(7,040)
(Loss) income from partially owned entities	(53,742)	8,996		(2,248)		(60,490)
Income from real estate fund investments	100,110	-		-		100,110
Interest and other investment income, net	9,396	1,614		42		7,740
Interest and debt expense	(103,913)	(49,070)		(18,660)		(36,183)
Net gain on disposition of wholly owned and partially
owned assets	905	-		-		905
Income before income taxes	142,024	110,374		26,608		5,042
Income tax expense	(3,280)	(1,226)		(115)		(1,939)
Income from continuing operations	138,744	109,148		26,493		3,103
Income from discontinued operations	26,943	5,919		-		21,024
Net income	165,687	115,067		26,493		24,127
Less net income attributable to noncontrolling interests	(68,679)	(3,108)		-		(65,571)
Net income (loss) attributable to Vornado	97,008	111,959		26,493		(41,444)
Interest and debt expense(2)	179,520	64,072		22,463		92,985
Depreciation and amortization(2)	173,443	74,007		35,806		63,630
Income tax (benefit) expense (2)	(574)	1,291		132		(1,997)
EBITDA(1)	$449,397	$251,329	(3)	$84,894	(4)	$113,174	(5)

See notes on page 31.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

(Amounts in thousands)	For the Six Months Ended June 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$1,223,090	$813,775		$268,824		$140,491
Total expenses	861,985	503,058		191,658		167,269
Operating income (loss)	361,105	310,717		77,166		(26,778)
Loss from partially owned entities	(7,636)	(2,487)		(1,674)		(3,475)
Income from real estate fund investments	50,457	-		-		50,457
Interest and other investment income, net	16,458	3,754		26		12,678
Interest and debt expense	(183,766)	(92,524)		(35,643)		(55,599)
Net gain on disposition of wholly owned and partially
owned assets	1,860	-		-		1,860
Income (loss) before income taxes	238,478	219,460		39,875		(20,857)
Income tax benefit (expense)	87,101	(2,038)		208		88,931
Income from continuing operations	325,579	217,422		40,083		68,074
Income from discontinued operations	15,067	-		-		15,067
Net income	340,646	217,422		40,083		83,141
Less net income attributable to noncontrolling interests	(50,553)	(4,058)		-		(46,495)
Net income attributable to Vornado	290,093	213,364		40,083		36,646
Interest and debt expense(2)	229,748	119,724		42,403		67,621
Depreciation and amortization(2)	319,695	189,691		88,555		41,449
Income tax (benefit) expense (2)	(88,392)	2,154		(2,150)		(88,396)
EBITDA(1)	$751,144	$524,933	(3)	$168,891	(4)	$57,320	(5)

(Amounts in thousands)	For the Six Months Ended June 30, 2014
	Total	New York		Washington, DC		Other
Total revenues	$1,136,792	$736,858		$270,104		$129,830
Total expenses	802,283	464,574		176,924		160,785
Operating income (loss)	334,509	272,284		93,180		(30,955)
(Loss) income from partially owned entities	(51,763)	10,562		(3,514)		(58,811)
Income from real estate fund investments	118,258	-		-		118,258
Interest and other investment income, net	21,246	3,055		78		18,113
Interest and debt expense	(200,225)	(91,909)		(38,007)		(70,309)
Net gain on disposition of wholly owned and partially
owned assets	10,540	-		-		10,540
Income (loss) before income taxes	232,565	193,992		51,737		(13,164)
Income tax (expense) benefit	(4,131)	(2,195)		84		(2,020)
Income (loss) from continuing operations	228,434	191,797		51,821		(15,184)
Income from discontinued operations	35,409	11,786		-		23,623
Net income	263,843	203,583		51,821		8,439
Less net income attributable to noncontrolling interests	(84,118)	(4,513)		-		(79,605)
Net income (loss) attributable to Vornado	179,725	199,070		51,821		(71,166)
Interest and debt expense(2)	350,472	122,140		45,261		183,071
Depreciation and amortization(2)	369,782	161,594		71,956		136,232
Income tax expense (benefit)(2)	19,257	2,323		(57)		16,991
EBITDA(1)	$919,236	$485,127	(3)	$168,981	(4)	$265,128	(5)

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

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
	Office	$170,740	$162,833	$330,099	$320,712
	Retail	86,151	67,947	167,456	134,142
	Alexander's	10,241	10,271	20,648	20,701
	Hotel Pennsylvania	8,856	10,278	6,730	9,572
	Total New York	$275,988	$251,329	$524,933	$485,127

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
	Office, excluding the Skyline Properties	$68,514	$67,057	$135,898	$134,314
	Skyline properties	6,984	7,073	13,039	13,572
	Total Office	75,498	74,130	148,937	147,886
	Residential	10,136	10,764	19,954	21,095
	Total Washington, DC	$85,634	$84,894	$168,891	$168,981

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Segment Information – continued

	Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$1,533	$2,191	$4,285	$4,617
	Net realized/unrealized gains on investments	6,054	24,265	10,464	27,807
	Carried interest	2,909	11,874	6,297	13,205
	Total	10,496	38,330	21,046	45,629
	The Mart and trade shows	22,144	22,454	43,185	41,541
	555 California Street	12,831	11,506	25,232	23,572
	Our share of Toys(a)	500	5,189	1,954	90,586
	India real estate ventures	375	99	2,216	1,923
	Other investments	11,222	6,780	18,966	14,380
		57,568	84,358	112,599	217,631
	Corporate general and administrative expenses(b) (c)	(23,760)	(23,022)	(59,702)	(49,004)
	Investment income and other, net(b)	6,561	8,032	15,323	16,105
	Our share of impairment loss on India real estate ventures	(14,806)	-	(14,806)	-
	Our share of gains on sale of real estate of partially owned entities	4,513	-	4,513	-
	Acquisition and transaction related costs	(4,061)	(1,067)	(6,042)	(2,352)
	UE and residual retail properties discontinued operations(d)	(758)	48,672	19,060	80,772
	Net gain on sale of residential condominiums and a land parcel	-	905	1,860	10,540
	Net income attributable to noncontrolling interests in
	the Operating Partnership	(10,198)	(4,704)	(15,485)	(8,564)
		$15,059	$113,174	$57,320	$265,128

	(a)

As a result of our investment being reduced to zero, we suspended equity method accounting in the third quarter of 2014 (see Note 7 - Investments in Partially Owned Entities). The six months ended June 30, 2014 includes an impairment loss of $75,196.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $609 and $2,380 for the three months ended June 30, 2015 and 2014, respectively, and $2,250 and $6,780 for the six months ended June 30, 2015 and 2014, respectively.

	(c)

The six months ended June 30, 2015 includes $8,817 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65. The accelerated expense will result in lower general and administrative expense for the remainder of 2015 of $1,734 and $6,217 thereafter.

	(d)

The three months ended June 30, 2015 and 2014, include $327 and $3,016, respectively, and the six months ended June 30, 2015 and 2014, include $22,972 and $3,515, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls (see Note 1 - Organization).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Subsequent Events

100 West 33rd Street

On July 28, 2015, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property comprised of 851,000 square feet of office space and the 256,000 square foot Manhattan Mall.  The loan is interest only at LIBOR plus 1.65%, and matures in July 2020.  We realized net proceeds of approximately $242,000,000.

260 Eleventh Avenue

On July 31, 2015, we acquired 260 Eleventh Avenue, a 235,000 square foot office property leased to the City of New York through 2021 with two five-year renewal options, a 10,000 square foot parking lot and additional air rights.  The 44,000 square foot site is located on Eleventh Avenue from 26th to 27th Streets directly across from the Starrett Lehigh building.  The transaction is structured as a 99-year ground lease with an option to purchase the land for $110,000,000.  The $3,900,000 annual ground rent and the purchase option price escalate annually at the lesser of 1.5% or CPI.  The buildings were purchased for 813,900 newly issued Vornado Operating Partnership units valued at approximately $80,000,000.  We intend to redevelop and expand the property to serve the supply constrained West Chelsea office market.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2015 and 2014 and changes in equity and cash flows for the six month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

August 3, 2015

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2015.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the FTSE NAREIT Office REIT Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended June 30, 2015.

		Total Return(1)
		Vornado	Office REIT	RMS
	Three-month	(14.7%)	(11.2%)	(10.4%)
	Six-month	(9.9%)	(5.3%)	(6.2%)
	One-year	0.7%	1.3%	3.9%
	Three-year	38.5%	26.4%	28.5%
	Five-year	70.1%	67.6%	95.0%
	Ten-year	93.0%	65.6%	96.0%

(1)	Past performance is not necessarily indicative of future performance.

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

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends.  See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014, for additional information regarding these factors.

Overview – continued

Quarter Ended June 30, 2015 Financial Results Summary

Net income attributable to common shareholders for the quarter ended June 30, 2015 was $165,651,000, or $0.87 per diluted share, compared to $76,642,000, or $0.41 per diluted share, for the quarter ended June 30, 2014.  Net income for the quarter ended June 30, 2015 includes $14,806,000 of real estate impairment losses, of which $10,304,000 relates to depreciable real estate and is therefore excluded from Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”).  Net income for the quarter ended June 30, 2015 also includes $4,513,000 of net gains on sale of real estate.  In addition, the quarters ended June 30, 2015 and 2014 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended June 30, 2015 by $71,800,000, or $0.38 per diluted share, and decreased net income attributable to common shareholders by $34,894,000, or $0.18 per diluted share, for the quarter ended June 30, 2014.

FFO for the quarter ended June 30, 2015 was $323,381,000, or $1.71 per diluted share, compared to $216,547,000, or $1.15 per diluted share, for the prior year’s quarter.  FFO for the quarters ended June 30, 2015 and 2014 include certain items that affect comparability, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $76,859,000, or $0.41 per diluted share, for the quarter ended June 30, 2015, and decreased FFO by $15,012,000, or $0.08 per diluted share, for the quarter ended June 30, 2014.

(Amounts in thousands)	For the Three Months Ended June 30,
	2015	2014
Items that affect comparability income (expense):
Reversal of allowance for deferred tax assets (re: taxable REIT subsidiary's
ability to utilize NOLs)	$90,030	$-
Our share of impairment loss on India real estate venture's non-depreciable real estate	(4,502)	-
Acquisition and transaction related costs	(4,061)	(1,067)
FFO from discontinued operations (including UE spin-off related
costs of $327 and $3,016, respectively)	(767)	41,673
Toys FFO (negative FFO)	500	(51,862)
Defeasance cost in connection with the refinancing of 909 Third Avenue	-	(5,589)
Other, net	433	905
	81,633	(15,940)
Noncontrolling interests' share of above adjustments	(4,774)	928
Items that affect comparability, net	$76,859	$(15,012)

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)  and cash basis same store EBITDA of our operating segments for the quarter ended June 30, 2015 over the quarter ended June 30, 2014 and the trailing quarter ended March 31, 2015 are summarized below.

		New York		Washington, DC
Same Store EBITDA:
	June 30, 2015 vs. June 30, 2014
	Same store EBITDA	1.5%	(1)	0.8%
	Cash basis same store EBITDA	2.4%	(1)	(3.3%)
	June 30, 2015 vs. March 31, 2015
	Same store EBITDA	4.6%	(2)	1.9%
	Cash basis same store EBITDA	3.1%	(2)	1.8%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 2.2% and by 3.2% on a cash basis.
(2)	Excluding Hotel Pennsylvania, same store EBITDA increased by 0.1% and decreased by 2.0% on a cash basis.

Overview – continued

Six Months Ended June 30, 2015 Financial Results Summary

Net income attributable to common shareholders for the six months ended June 30, 2015 was $250,244,000, or $1.32 per diluted share, compared to $138,991,000, or $0.74 per diluted share, for the six months ended June 30, 2014. Net income for the six months ended June 30, 2015 includes $15,380,000 of net gains on sale of real estate and $14,806,000 of real estate impairment losses, of which $10,304,000 relates to depreciable real estate and is therefore excluded from FFO.  Net income for the six months ended June 30, 2015 also includes $256,000 of real estate impairment losses of other properties.  Net income for the six months ended June 30, 2014 includes $20,842,000 of real estate impairment losses.  In addition, the six months ended June 30, 2015 and 2014 include certain items that affect comparability, which are listed in the table below.  The aggregate of real estate impairment losses, net gains on sale of real estate and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the six months ended June 30, 2015 by $90,220,000, or $0.48 per diluted share, and decreased net income attributable to common shareholders for the six months ended June 30, 2014 by $18,884,000, or $0.10 per diluted share.

FFO for the six months ended June 30, 2015 was $544,305,000, or $2.87 per diluted share, compared to $463,626,000, or $2.46 per diluted share, for the six months ended June 30, 2014.  FFO for the six months ended June 30, 2015 and 2014 include certain items that affect comparability, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $87,725,000, or $0.46 per diluted share, for the six months ended June 30, 2015 and increased FFO by $44,328,000, or $0.24 per diluted share, for the six months ended June 30, 2014.

(Amounts in thousands)	For the Six Months Ended June 30,
	2015	2014
Items that affect comparability income (expense):
Reversal of allowance for deferred tax assets (re: taxable REIT subsidiary's
ability to utilize NOLs)	$90,030	$-
FFO from discontinued operations (including UE spin-off related
costs of $22,972 and $3,515, respectively)	6,628	87,071
Acquisition and transaction related costs	(6,042)	(2,352)
Our share of impairment loss on India real estate venture's non-depreciable real estate	(4,502)	-
Toys FFO (negative FFO) (including impairment losses of $75,196 in 2014)	1,954	(42,595)
Net gain on sale of residential condominiums and a land parcel in 2014	1,860	10,540
Defeasance cost in connection with the refinancing of 909 Third Avenue	-	(5,589)
Other, net	3,154	-
	93,082	47,075
Noncontrolling interests' share of above adjustments	(5,357)	(2,747)
Items that affect comparability, net	$87,725	$44,328

The percentage increase (decrease) in same store EBITDA and cash basis same store EBITDA of our operating segments for the six months ended June 30, 2015 over the six months ended June 30, 2014 is summarized below.

		New York		Washington, DC
Same Store EBITDA:
	June 30, 2015 vs. June 30, 2014
	Same store EBITDA	2.3%	(1)	0.4%
	Cash basis same store EBITDA	3.9%	(1)	(4.3%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 3.0% and by 4.7% on a cash basis.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2015 Acquisitions

On January 20, 2015, we and one of our real estate fund’s limited partners co-invested with the Fund to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel.  The purchase price for the 57% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% which matures in December 2018 with a one-year extension option.  Our aggregate ownership interest in the property increased to 33% from 11%.

On March 18, 2015, we acquired the Center Building, a 437,000 square foot office building, located at 33-00 Northern Boulevard in Long Island City, New York, for $142,000,000, including the assumption of an existing $62,000,000, 4.43% mortgage maturing in October 2018.

On June 2, 2015, we completed the acquisition of 150 West 34th Street, a 78,000 square foot retail property leased to Old Navy through May 2019, and 226,000 square feet of additional zoning air rights, for approximately $355,000,000.  At closing we completed a $205,000,000 financing of the property.

On June 24, 2015, we entered into a joint venture, in which we own a 55% interest, to develop a 173,000 square foot Class-A office building, located along the western edge of the High Line at 510 West 22nd Street.  The development cost of this project is approximately $225,000,000.  The development is expected to commence during the third quarter of 2015 and be completed in 2017.

On July 31, 2015, we acquired 260 Eleventh Avenue, a 235,000 square foot office property leased to the City of New York through 2021 with two five-year renewal options, a 10,000 square foot parking lot and additional air rights.  The 44,000 square foot site is located on Eleventh Avenue from 26th to 27th Streets directly across from the Starrett Lehigh building.  The transaction is structured as a 99-year ground lease with an option to purchase the land for $110,000,000.  The $3,900,000 annual ground rent and the purchase option price escalate annually at the lesser of 1.5% or CPI.  The buildings were purchased for 813,900 newly issued Vornado Operating Partnership units valued at approximately $80,000,000.  We intend to redevelop and expand the property to serve the supply constrained West Chelsea office market.

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

On March 13, 2015, we sold our Geary Street, CA lease for $34,189,000, which resulted in a net gain of $21,376,000.

On March 25, 2015, the Fund completed the sale of 520 Broadway in Santa Monica, CA for $91,650,000.  The Fund realized a $24,705,000 net gain over the holding period.

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT Associates, L.P., which is the operating partnership of Pennsylvania Real Estate Investment Trust (NYSE: PEI) (collectively, “PREIT”).  The financial statement gain was $7,823,000, of which $7,192,000 was recognized in the first quarter of 2015 and the remaining $631,000 was deferred based on our ownership interest in PREIT.  In the first quarter of 2014, we recorded a non-cash impairment loss of $20,000,000 on Springfield Town Center which is included in “(loss) income from discontinued operations” on our consolidated statements of income.

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

On June 2, 2015, we completed a $205,000,000 financing in connection with the acquisition of 150 West 34th Street.  The loan bears interest at LIBOR plus 2.25% and matures in 2018 with two one-year extension options.

On July 28, 2015, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property comprised of 851,000 square feet of office space and the 256,000 square foot Manhattan Mall.  The loan is interest only at LIBOR plus 1.65%, and matures in July 2020.  We realized net proceeds of approximately $242,000,000.

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

In May 2014, the FASB issued an update ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

Overview – continued

Recently Issued Accounting Literature - continued

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition. Although there have been no significant changes during  2015, the following updates have been made to our policies.

Condominium Units Held For Sale:  Pursuant to ASC 605-35-25-88, Revenue Recognition: Completed Contract Method, revenue from condominium unit sales is recognized upon closing of the sale, as all conditions for full profit recognition have not been met until that time.  We use the relative sales value method to allocate costs to individual condominium units.

We are constructing a residential condominium tower containing 392,000 salable square feet on our 220 Central Park South (“220 CPS”) development site.  As of June 30, 2015, we had entered into agreements to sell approximately 40% of the project for aggregate sales proceeds of $1.4 billion.  In connection therewith, $209,902,000 of deposits are held with a third party escrow agent.

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

At June 30, 2015 and December 31, 2014, our taxable REIT subsidiaries had deferred tax assets of $95,419,000 and $94,100,000, respectively, which are included in “other assets” on our consolidated balance sheets.  Prior to the quarter ended June 30, 2015, there was a full valuation allowance against our deferred tax assets because we had not determined that it is more-likely-than-not that we would use the net operating loss carryforwards to offset future taxable income.  During the second quarter of 2015, we began to enter into agreements to sell residential condominium units at 220 CPS and as of June 30, 2015, we had entered into agreements to sell approximately 40% of the project for aggregate sales proceeds of $1.4 billion.  Based on these agreements, among other factors, we have concluded that it is more-likely-than-not that we will generate sufficient taxable income to realize the deferred tax assets.  Accordingly, during the second quarter of 2015, we reversed $90,030,000 of the allowance for deferred tax assets and recognized an income tax benefit in our consolidated statements of income in the three and six months ended June 30, 2015.

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

(Square feet in thousands)	New York		Washington, DC
	Office	Retail	Office
Quarter Ended June 30, 2015
Total square feet leased	605	36	411
Our share of square feet leased:	494	27	391
Initial rent (1)	$82.21	$1,381.81	$40.50
Weighted average lease term (years)	11.0	12.9	8.3
Second generation relet space:
Square feet	257	24	202
Cash basis:
Initial rent (1)	$89.39	$1,297.54	$40.79
Prior escalated rent	$80.63	$376.12	$43.64
Percentage increase (decrease)	10.9%	245.0%	(6.5%)
GAAP basis:
Straight-line rent (2)	$87.28	$1,642.75	$38.98
Prior straight-line rent	$72.87	$993.62	$40.71
Percentage increase (decrease)	19.8%	65.3%	(4.2%)
Tenant improvements and leasing commissions:
Per square foot	$84.56	$714.48	$41.66
Per square foot per annum	$7.69	$55.39	$5.02
Percentage of initial rent	9.4%	4.0%	12.4%

Six Months Ended June 30, 2015
	Total square feet leased	1,158	43	1,165
	Our share of square feet leased:	911	34	1,087
	Initial rent (1)	$80.21	$1,169.82	$37.01
	Weighted average lease term (years)	10.0	12.7	10.1
	Second generation relet space:
	Square feet	520	27	707
	Cash basis:
	Initial rent (1)	$81.94	$1,173.47	$35.44	(3)
	Prior escalated rent	$72.10	$361.48	$41.32	(3)
	Percentage increase (decrease)	13.6%	224.6%	(14.2%)	(3)
	GAAP basis:
	Straight-line rent (2)	$79.11	$1,479.21	$33.37	(3)
	Prior straight-line rent	$66.44	$899.84	$38.43	(3)
	Percentage increase (decrease)	19.1%	64.4%	(13.2%)	(3)
	Tenant improvements and leasing commissions:
	Per square foot	$80.06	$627.55	$69.01
	Per square foot per annum	$8.01	$49.41	$6.83
	Percentage of initial rent	10.0%	4.2%	18.5%

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
(3)

Excluding 371 square feet of leasing activity with the U.S. Marshals Service (of which 293 square feet are second generation relet space), the initial rent and prior escalated rent on a cash basis was $37.88 and $39.35 per square foot, respectively (3.7% decrease), and the initial rent and prior escalated rent on a GAAP basis was $34.33 and $35.77 per square foot, respectively (3.7% decrease).

Overview - continued

Square footage (in service) and Occupancy as of June 30, 2015:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	Properties	Portfolio	Share	Occupancy %
New York:
Office	33	20,928	17,555	96.4%
Retail	60	2,538	2,347	96.6%
Alexander's	6	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,654 units	2	1,521	761	96.1%
		28,565	22,769	96.5%

Washington, DC:
Office, excluding the Skyline Properties	51	13,431	11,059	89.7%
Skyline Properties	8	2,646	2,646	53.5%
Total Office	59	16,077	13,705	82.7%
Residential - 2,414 units	7	2,597	2,455	95.4%
Other	6	384	384	100.0%
		19,058	16,544	85.0%

Other:
The Mart	1	3,578	3,569	93.9%
555 California Street	3	1,802	1,261	97.5%
85 Tenth Avenue(1)	1	612	305	100.0%
Other Properties	3	2,171	1,210	95.8%
		8,163	6,345

Total square feet at June 30, 2015		55,786	45,658

(1)

As of June 30, 2015, we own junior and senior mezzanine loans of 85 Tenth Avenue with an accreted balance of $155.6 million. The junior and senior mezzanine loans bear paid-in-kind interest of 12% and 9%, respectively, and mature in May 2017. We account for our investment in 85 Tenth Avenue using the equity method of accounting because we will receive a 49.9% interest in the property after repayment of the junior mezzanine loan. As a result of recording our share of the GAAP losses of the property, the net carrying amount of these loans is $25.6 million on our consolidated balance sheets.

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2014:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	31	20,052	16,808	96.9%
Retail	57	2,450	2,259	96.4%
Alexander's	6	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
Residential - 1,654 units	2	1,524	763	95.7%
		27,604	21,936	96.9%

Washington, DC:
Office, excluding the Skyline Properties	51	13,461	11,083	87.5%
Skyline Properties	8	2,648	2,648	53.5%
Total Office	59	16,109	13,731	80.9%
Residential - 2,414 units	7	2,597	2,455	97.4%
Other	6	384	384	100.0%
		19,090	16,570	83.8%

Other:
The Mart	2	3,587	3,578	94.7%
555 California Street	3	1,801	1,261	97.6%
85 Tenth Avenue(1)	1	613	306	100.0%
Other Properties	3	2,135	1,174	96.8%
		8,136	6,319

Total square feet at December 31,2014		54,830	44,825

(1)

As of December 31, 2014, we own junior and senior mezzanine loans of 85 Tenth Avenue with an accreted balance of $147.6 million. The junior and senior mezzanine loans bear paid-in-kind interest of 12% and 9%, respectively, and mature in May 2017. We account for our investment in 85 Tenth Avenue using the equity method of accounting because we will receive a 49.9% interest in the property after repayment of the junior mezzanine loan. As a result of recording our share of the GAAP losses of the property, the net carrying amount of these loans is $28.2 million on our consolidated balance sheets.

Overview - continued

Washington, DC Segment

We expect that 2015 EBITDA from continuing operations will be flat to 2014 EBITDA.  Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 393,000 square feet has been taken out of service for redevelopment and 1,262,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of June 30, 2015.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Resolved:
Relet as of June 30, 2015	$37.44	1,255,000	790,000	381,000	84,000
Leases pending	38.77	7,000	7,000	-	-
Taken out of service for redevelopment		393,000	393,000	-	-
		1,655,000	1,190,000	381,000	84,000

To Be Resolved:
Vacated as of June 30, 2015	35.41	691,000	202,000	425,000	64,000
Expiring in 2015	42.96	49,000	44,000	5,000	-
		740,000	246,000	430,000	64,000

Total square feet subject to BRAC		2,395,000	1,436,000	811,000	148,000

Net Income and EBITDA by Segment for the Three Months Ended June 30, 2015 and 2014

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended June 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$616,288	$414,262		$134,856		$67,170
Total expenses	422,897	250,298		98,661		73,938
Operating income (loss)	193,391	163,964		36,195		(6,768)
(Loss) income from partially owned entities	(5,231)	3,176		(1,805)		(6,602)
Income from real estate fund investments	26,368	-		-		26,368
Interest and other investment income, net	5,666	1,892		13		3,761
Interest and debt expense	(92,092)	(47,173)		(17,483)		(27,436)
Income (loss) before income taxes	128,102	121,859		16,920		(10,677)
Income tax benefit (expense)	88,072	(1,095)		(466)		89,633
Income from continuing operations	216,174	120,764		16,454		78,956
Loss from discontinued operations	(774)	-		-		(774)
Net income	215,400	120,764		16,454		78,182
Less net income attributable to noncontrolling interests	(29,384)	(2,552)		-		(26,832)
Net income attributable to Vornado	186,016	118,212		16,454		51,350
Interest and debt expense(2)	115,073	61,057		20,891		33,125
Depreciation and amortization(2)	163,245	95,567		47,803		19,875
Income tax (benefit) expense(2)	(87,653)	1,152		486		(89,291)
EBITDA(1)	$376,681	$275,988	(3)	$85,634	(4)	$15,059	(5)

(Amounts in thousands)	For the Three Months Ended June 30, 2014
	Total	New York		Washington, DC		Other
Total revenues	$574,411	$375,674		$134,826		$63,911
Total expenses	385,143	226,840		87,352		70,951
Operating income (loss)	189,268	148,834		47,474		(7,040)
(Loss) income from partially owned entities	(53,742)	8,996		(2,248)		(60,490)
Income from real estate fund investments	100,110	-		-		100,110
Interest and other investment income, net	9,396	1,614		42		7,740
Interest and debt expense	(103,913)	(49,070)		(18,660)		(36,183)
Net gain on disposition of wholly owned and partially
owned assets	905	-		-		905
Income before income taxes	142,024	110,374		26,608		5,042
Income tax expense	(3,280)	(1,226)		(115)		(1,939)
Income from continuing operations	138,744	109,148		26,493		3,103
Income from discontinued operations	26,943	5,919		-		21,024
Net income	165,687	115,067		26,493		24,127
Less net income attributable to noncontrolling interests	(68,679)	(3,108)		-		(65,571)
Net income (loss) attributable to Vornado	97,008	111,959		26,493		(41,444)
Interest and debt expense(2)	179,520	64,072		22,463		92,985
Depreciation and amortization(2)	173,443	74,007		35,806		63,630
Income tax (benefit) expense (2)	(574)	1,291		132		(1,997)
EBITDA(1)	$449,397	$251,329	(3)	$84,894	(4)	$113,174	(5)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Three Months Ended  June 30, 2015 and 2014 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2015	2014
	Office	$170,740	$162,833
	Retail	86,151	67,947
	Alexander's	10,241	10,271
	Hotel Pennsylvania	8,856	10,278
	Total New York	$275,988	$251,329

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2015	2014
	Office, excluding the Skyline Properties	$68,514	$67,057
	Skyline properties	6,984	7,073
	Total Office	75,498	74,130
	Residential	10,136	10,764
	Total Washington, DC	$85,634	$84,894

Net Income and EBITDA by Segment for the Three Months Ended  June 30, 2015 and 2014 - continued

	Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$1,533	$2,191
	Net realized/unrealized gains on investments	6,054	24,265
	Carried interest	2,909	11,874
	Total	10,496	38,330
	The Mart and trade shows	22,144	22,454
	555 California Street	12,831	11,506
	Our share of Toys	500	5,189
	India real estate ventures	375	99
	Other investments	11,222	6,780
		57,568	84,358
	Corporate general and administrative expenses(a)	(23,760)	(23,022)
	Investment income and other, net(a)	6,561	8,032
	Our share of impairment loss on India real estate ventures	(14,806)	-
	Our share of gains on sale of real estate of partially owned entities	4,513	-
	Acquisition and transaction related costs	(4,061)	(1,067)
	UE and residual retail properties discontinued operations(b)	(758)	48,672
	Net gain on sale of residential condominiums	-	905
	Net income attributable to noncontrolling interests in the Operating Partnership	(10,198)	(4,704)
		$15,059	$113,174

	(a)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $609 and $2,380 for the three months ended June 30, 2015 and 2014, respectively.

	(b)	The three months ended June 30, 2015 and 2014, include $327 and $3,016, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding discontinued operations and other items that affect comparability.

	For the Three Months Ended June 30,
	2015	2014
Region:
New York City metropolitan area	69%	67%
Washington, DC / Northern Virginia area	22%	24%
Chicago, IL	6%	6%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Three Months Ended June 30, 2015 Compared to June 30, 2014

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $616,288,000 for the three months ended June 30, 2015, compared to $574,411,000 for the prior year’s quarter, an increase of $41,877,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase due to:
Property rentals:
Acquisitions and other	$11,404	$11,345	$59	$-
Development and redevelopment	14,565	13,689	44	832
Hotel Pennsylvania	(1,485)	(1,485)	-	-
Trade Shows	(1,344)	-	-	(1,344)
Same store operations	13,213	10,215	(133)	3,131
	36,353	33,764	(30)	2,619

Tenant expense reimbursements:
Acquisitions and other	1,020	1,020	-	-
Development and redevelopment	645	584	61	-
Same store operations	5,440	3,867	533	1,040
	7,105	5,471	594	1,040

Fee and other income:
BMS cleaning fees	(455)	(559)	-	104
Management and leasing fees	(1,491)	(1,124)	(229)	(138)
Lease termination fees	(1,653)	(325)	(1,124)	(204)
Other income (loss)	2,018	1,361	819	(162)
	(1,581)	(647)	(534)	(400)

Total increase in revenues	$41,877	$38,588	$30	$3,259

Results of Operations – Three Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $422,897,000 for the three months ended June 30, 2015, compared to $385,143,000 for the prior year’s quarter, an increase of $37,754,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase due to:
Operating:
Acquisitions and other	$2,397	$2,396	$1	$-
Development and redevelopment	5,487	4,074	448	965
Non-reimbursable expenses, including
bad debt reserves	(261)	-	-	(261)
Hotel Pennsylvania	(152)	(152)	-	-
Trade Shows	(922)	-	-	(922)
BMS expenses	(933)	(1,098)	-	165
Same store operations	6,678	5,867	(1,063)	1,874
	12,294	11,087	(614)	1,821

Depreciation and amortization:
Acquisitions and other	7,239	7,239	-	-
Development and redevelopment	11,770	487	10,580	703
Same store operations	4,747	3,402	1,405	(60)
	23,756	11,128	11,985	643

General and administrative:
Mark-to-market of deferred
compensation plan liability (1)	(2,989)	-	-	(2,989)
Same store operations	1,699	1,243	(61)	517
	(1,290)	1,243	(61)	(2,472)

Acquisition and transaction related costs	2,994	-	-	2,994

Total increase in expenses	$37,754	$23,458	$11,310	$2,986

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

Results of Operations – Three Months Ended June 30, 2015 Compared to June 30, 2014 - continued

 Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the three months ended June 30, 2015 and 2014.

(Amounts in thousands)	Percentage
	Ownership at	For the Three Months Ended June 30,
	June 30, 2015	2015	2014
Equity in Net (Loss) Income:
India real estate ventures (1)	4.1%-36.5%	$(16,567)	$(2,041)
Alexander's	32.4%	7,323	6,894
Partially owned office buildings (2)	Various	(3,238)	990
UE	5.4%	904	-
Toys (3)	32.5%	500	(57,591)
Other investments (4)	Various	5,847	(1,994)
		$(5,231)	$(53,742)

(1)		2015 includes $14,806 for our share of non-cash impairment loss.
(2)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 510 West 22nd Street and others.
(3)

For the three months ended June 30, 2015, we recognized net income of $500,000 from our investment in Toys, representing management fees earned and received, compared to a net loss of $57,591,000 for the three months ended June 30, 2014, comprised of $59,530,000 for our share of Toys' net loss, partially offset by $1,939,000 of management fees earned and received.

(4)		Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the three months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended June 30,
	2015	2014
Net investment income	$2,150	$3,052
Net realized gains on exited investments	886	75,069
Previously recorded unrealized gains on exited investments	-	(35,365)
Net unrealized gains on held investments	23,332	57,354
Income from real estate fund investments	26,368	100,110
Less income attributable to noncontrolling interests	(15,872)	(61,780)
Income from real estate fund investments attributable to Vornado (1)	$10,496	$38,330

(1)

Excludes property management, leasing and development fees of $633 and $638 for the three months ended June 30, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Three Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $5,666,000 for the three months ended June 30, 2015, compared to $9,396,000 in the prior year’s quarter, a decrease of $3,730,000. This decrease resulted primarily from a lower increase in the value of investments in our deferred compensation plan (offset by a corresponding lower increase in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $92,092,000 for the three months ended June 30, 2015, compared to $103,913,000 in the prior year’s quarter, a decrease of $11,821,000.  This decrease was primarily due to (i) $8,761,000 of interest savings from the redemption of the $445,000,000 principal amount of the outstanding 7.875% senior unsecured notes during the fourth quarter of 2014, (ii) $5,589,000 of defeasance costs in April 2014 in connection with the refinancing of 909 Third Avenue, (iii) $5,354,000 of interest savings from the redemption of the $500,000,000 principal amount of the outstanding 4.25% senior unsecured notes on January 1, 2015, partially offset by (iv) $4,858,000 of lower capitalized interest in the current year, and (v) $2,399,000 of interest expense from the issuance of $450,000,000 of senior unsecured notes in June 2014.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

In the three months ended June 30, 2014, we recognized a net gain of $905,000 from the sale of residential condominiums.

Income Tax Benefit (Expense)

Income tax benefit related to our taxable REIT subsidiaries was $88,072,000 for the three months ended June 30, 2015, compared to an expense of $3,280,000 in the prior year’s quarter.  The decrease in expense of $91,352,000 was primarily attributable to the $90,030,000 reversal of the valuation allowance against our deferred tax assets, as we have concluded that it is more-likely-than-not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

(Loss) Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold or are currently held for sale to “(loss) income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended June 30,
	2015	2014
Total revenues	$1,573	$96,157
Total expenses	2,020	65,879
	(447)	30,278
Transaction related costs	(327)	(3,016)
Pretax (loss) income from discontinued operations	(774)	27,262
Income tax expense	-	(319)
(Loss) income from discontinued operations	$(774)	$26,943

Results of Operations – Three Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $19,186,000 for the three months ended June 30, 2015, compared to $63,975,000 for the prior year’s quarter, a decrease of $44,789,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $10,198,000 for the three months ended June 30, 2015, compared to $4,704,000 for the prior year’s quarter, an increase of $5,494,000.  This increase resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $20,365,000 for the three months ended June 30, 2015, compared to $20,366,000 for the prior year’s quarter, a decrease of $1,000.

Results of Operations – Three Months Ended June 30, 2015 Compared to June 30, 2014 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

(Amounts in thousands)	New York	Washington, DC
EBITDA for the three months ended June 30, 2015	$275,988	$85,634
Add-back:
Non-property level overhead expenses included above	7,889	6,512
Less EBITDA from:
Acquisitions	(11,059)	-
Dispositions, including net gains on sale	156	-
Properties taken out-of-service for redevelopment	(17,341)	(51)
Other non-operating income	(8,330)	(1,753)
Same store EBITDA for the three months ended June 30, 2015	$247,303	$90,342

EBITDA for the three months ended June 30, 2014	$251,329	$84,894
Add-back:
Non-property level overhead expenses included above	6,646	6,572
Less EBITDA from:
Acquisitions	-	-
Dispositions, including net gains on sale	(6,285)	(2)
Properties taken out-of-service for redevelopment	(6,292)	(143)
Other non-operating income	(1,800)	(1,659)
Same store EBITDA for the three months ended June 30, 2014	$243,598	$89,662

Increase in same store EBITDA -
Three months ended June 30, 2015 vs. June 30, 2014(1)	$3,705	$680

% increase in same store EBITDA	1.5%	0.8%

See notes on following page

Results of Operations – Three Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Notes to preceding tabular information

New York:

The $3,705,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $2,949,000 and $2,092,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $1,422,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage, partially offset by lower cleaning, management and leasing fees and higher operating expenses, net of reimbursements.

Washington, DC:

The $680,000 increase in Washington, DC same store EBITDA resulted primarily from lower non-reimbursable operating expenses of $931,000, partially offset by lower management and leasing fees.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC
Same store EBITDA for the three months ended June 30, 2015	$247,303	$90,342
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(29,606)	(6,074)
Cash basis same store EBITDA for the three months ended
June 30, 2015	$217,697	$84,268

Same store EBITDA for the three months ended June 30, 2014	$243,598	$89,662
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(30,929)	(2,481)
Cash basis same store EBITDA for the three months ended
June 30, 2014	$212,669	$87,181

Increase (decrease) in Cash basis same store EBITDA -
Three months ended June 30, 2015 vs. June 30, 2014	$5,028	$(2,913)

% increase (decrease) in Cash basis same store EBITDA	2.4%	(3.3%)

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2015 and 2014

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the six months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Six Months Ended June 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$1,223,090	$813,775		$268,824		$140,491
Total expenses	861,985	503,058		191,658		167,269
Operating income (loss)	361,105	310,717		77,166		(26,778)
Loss from partially owned entities	(7,636)	(2,487)		(1,674)		(3,475)
Income from real estate fund investments	50,457	-		-		50,457
Interest and other investment income, net	16,458	3,754		26		12,678
Interest and debt expense	(183,766)	(92,524)		(35,643)		(55,599)
Net gain on disposition of wholly owned and partially
owned assets	1,860	-		-		1,860
Income (loss) before income taxes	238,478	219,460		39,875		(20,857)
Income tax benefit (expense)	87,101	(2,038)		208		88,931
Income from continuing operations	325,579	217,422		40,083		68,074
Income from discontinued operations	15,067	-		-		15,067
Net income	340,646	217,422		40,083		83,141
Less net income attributable to noncontrolling interests	(50,553)	(4,058)		-		(46,495)
Net income attributable to Vornado	290,093	213,364		40,083		36,646
Interest and debt expense(2)	229,748	119,724		42,403		67,621
Depreciation and amortization(2)	319,695	189,691		88,555		41,449
Income tax (benefit) expense (2)	(88,392)	2,154		(2,150)		(88,396)
EBITDA(1)	$751,144	$524,933	(3)	$168,891	(4)	$57,320	(5)

(Amounts in thousands)	For the Six Months Ended June 30, 2014
	Total	New York		Washington, DC		Other
Total revenues	$1,136,792	$736,858		$270,104		$129,830
Total expenses	802,283	464,574		176,924		160,785
Operating income (loss)	334,509	272,284		93,180		(30,955)
(Loss) income from partially owned entities	(51,763)	10,562		(3,514)		(58,811)
Income from real estate fund investments	118,258	-		-		118,258
Interest and other investment income, net	21,246	3,055		78		18,113
Interest and debt expense	(200,225)	(91,909)		(38,007)		(70,309)
Net gain on disposition of wholly owned and partially
owned assets	10,540	-		-		10,540
Income (loss) before income taxes	232,565	193,992		51,737		(13,164)
Income tax (expense) benefit	(4,131)	(2,195)		84		(2,020)
Income (loss) from continuing operations	228,434	191,797		51,821		(15,184)
Income from discontinued operations	35,409	11,786		-		23,623
Net income	263,843	203,583		51,821		8,439
Less net income attributable to noncontrolling interests	(84,118)	(4,513)		-		(79,605)
Net income (loss) attributable to Vornado	179,725	199,070		51,821		(71,166)
Interest and debt expense(2)	350,472	122,140		45,261		183,071
Depreciation and amortization(2)	369,782	161,594		71,956		136,232
Income tax expense (benefit)(2)	19,257	2,323		(57)		16,991
EBITDA(1)	$919,236	$485,127	(3)	$168,981	(4)	$265,128	(5)

_____________________________

See notes on the following page.

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2015 and 2014 - continued

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

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2015	2014
	Office	$330,099	$320,712
	Retail	167,456	134,142
	Alexander's	20,648	20,701
	Hotel Pennsylvania	6,730	9,572
	Total New York	$524,933	$485,127

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2015	2014
	Office, excluding the Skyline Properties	$135,898	$134,314
	Skyline properties	13,039	13,572
	Total Office	148,937	147,886
	Residential	19,954	21,095
	Total Washington, DC	$168,891	$168,981

Net Income and EBITDA by Segment for the Six Months Ended June 30, 2015 and 2014 - continued

	Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$4,285	$4,617
	Net realized/unrealized gains on investments	10,464	27,807
	Carried interest	6,297	13,205
	Total	21,046	45,629
	The Mart and trade shows	43,185	41,541
	555 California Street	25,232	23,572
	India real estate ventures	2,216	1,923
	Our share of Toys(a)	1,954	90,586
	Other investments	18,966	14,380
		112,599	217,631
	Corporate general and administrative expenses(b) (c)	(59,702)	(49,004)
	Investment income and other, net(b)	15,323	16,105
	UE and residual retail properties discontinued operations(d)	19,060	80,772
	Our share of impairment loss on India real estate ventures	(14,806)	-
	Acquisition and transaction related costs	(6,042)	(2,352)
	Our share of gains on sale of real estate of partially owned entities	4,513	-
	Net gain on sale of residential condominiums and a land parcel	1,860	10,540
	Net income attributable to noncontrolling interests in the Operating Partnership	(15,485)	(8,564)
		$57,320	$265,128

	(a)	As a result of our investment being reduced to zero, we suspended equity method accounting in the third quarter of 2014. The six months ended June 30, 2014 includes an impairment loss of $75,196.
	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $2,250 and $6,780 for the six months ended June 30, 2015 and 2014, respectively.

	(c)

The six months ended June 30, 2015 includes $8,817 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65. The accelerated expense will result in lower general and administrative expense for the remainder of 2015 of $1,734 and $6,217 thereafter.

	(d)	The six months ended June 30, 2015 and 2014, include $22,972 and $3,515, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding discontinued operations and other items that affect comparability.

	For the Six Months Ended June 30,
	2015	2014
Region:
New York City metropolitan area	69%	67%
Washington, DC / Northern Virginia area	22%	24%
Chicago, IL	6%	6%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Six Months Ended June 30, 2015 Compared to June 30, 2014

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $1,223,090,000 for the six months ended June 30, 2015, compared to $1,136,792,000 for the prior year’s six months, an increase of $86,298,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase (decrease) due to:
Property rentals:
Acquisitions and other	$19,212	$18,490	$722	$-
Development and redevelopment	24,921	24,232	(720)	1,409
Hotel Pennsylvania	(2,611)	(2,611)	-	-
Trade Shows	1,601	-	-	1,601
Same store operations	26,364	20,325	990	5,049
	69,487	60,436	992	8,059

Tenant expense reimbursements:
Acquisitions and other	1,226	1,226	-	-
Development and redevelopment	1,455	1,379	76	-
Same store operations	12,044	8,474	452	3,118
	14,725	11,079	528	3,118

Fee and other income:
BMS cleaning fees	3,222	2,786	-	436
Management and leasing fees	(3,127)	(2,741)	(169)	(217)
Lease termination fees	(1,483)	2,379	(3,491)	(371)
Other income (loss)	3,474	2,978	860	(364)
	2,086	5,402	(2,800)	(516)

Total increase (decrease) in revenues	$86,298	$76,917	$(1,280)	$10,661

Results of Operations – Six Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $861,985,000 for the six months ended June 30, 2015, compared to $802,283,000 for the prior year’s six months, an increase of $59,702,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York	Washington, DC	Other
Increase due to:
Operating:
Acquisitions and other	$3,094		$3,094	$-	$-
Development and redevelopment	9,942		7,504	361	2,077
Non-reimbursable expenses, including bad debt
reserves	294		-	-	294
Hotel Pennsylvania	223		223	-	-
Trade Shows	280		-	-	280
BMS expenses	2,541		1,993	-	548
Same store operations	13,850		11,348	(438)	2,940
	30,224		24,162	(77)	6,139

Depreciation and amortization:
Acquisitions and other	12,441		12,441	-	-
Development and redevelopment	(2,318)		(10,826)	15,363	(6,855)
Same store operations	5,964		7,212	1,252	(2,500)
	16,087		8,827	16,615	(9,355)

General and administrative:
Mark-to-market of deferred compensation plan
liability (1)	(4,530)		-	-	(4,530)
Same store operations	14,231	(2)	5,495	(1,804)	10,540
	9,701		5,495	(1,804)	6,010

Acquisition and transaction related costs	3,690		-	-	3,690

Total increase in expenses	$59,702		$38,484	$14,734	$6,484

(1)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(2)

Results primarily from the acceleration of the recognition of compensation expense of $11,065 related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they fully vest at age 65. The accelerated expense will result in lower general and administrative expense during the remainder of 2015 of $2,154 and $7,834 thereafter.

Results of Operations – Six Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the six months ended June 30, 2015 and 2014.

(Amounts in thousands)	Percentage
	Ownership at	For the Six Months Ended June 30,
	June 30, 2015	2015	2014
Equity in Net (Loss) Income:
India real estate ventures (1)	4.1%-36.5%	$(16,676)	$(2,178)
Alexander's	32.4%	15,014	13,279
Partially owned office buildings (2)	Various	(12,534)	(1,405)
Toys (3)	32.5%	1,954	(55,744)
UE	5.4%	1,488	-
Other investments (4)	Various	3,118	(5,715)
		$(7,636)	$(51,763)

(1)		2015 includes $14,806 for our share of non-cash impairment loss.
(2)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 510 West 22nd Street and others.
(3)

For the six months ended June 30, 2015, we recognized net income of $1,954,000 from our investment in Toys, representing management fees earned and received, compared to a net loss of $55,744,000 for the six months ended June 30, 2014, comprised of (i) $15,666,000 for our share of Toys’ equity in earnings, (ii) $3,786,000 of management fees earned and received, offset by (iii) a $75,196,000 non-cash impairment loss.

(4)		Includes interests in Independence Plaza, Monmouth Mall, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the six months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Six Months Ended June 30,
	2015	2014
Net investment income	$8,600	$7,031
Net realized gains on exited investments	25,591	75,069
Previously recorded unrealized gains on exited investments	(23,279)	(22,388)
Net unrealized gains on held investments	39,545	58,546
Income from real estate fund investments	50,457	118,258
Less income attributable to noncontrolling interests	(29,411)	(72,629)
Income from real estate fund investments attributable to Vornado (1)	$21,046	$45,629

(1)

Excludes property management, leasing and development fees of $1,337 and $1,256 for the six months ended June 30, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Six Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $16,458,000 for the six months ended June 30, 2015, compared to $21,246,000 for the prior year’s six months, a decrease of $4,788,000. This decrease resulted primarily from a lower increase in the value of investments in our deferred compensation plan (offset by a corresponding lower increase in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $183,766,000 for the six months ended June 30, 2015, compared to $200,225,000 for the prior year’s six months, a decrease of $16,459,000.  This decrease was primarily due to (i) $17,891,000 of interest savings from the redemption of the $445,000,000 principal amount of the outstanding 7.875% senior unsecured notes during the fourth quarter of 2014, (ii) $10,667,000 of interest savings from the redemption of the $500,000,000 principal amount of the outstanding 4.25% senior unsecured notes on January 1, 2015, (iii) $5,589,000 of defeasance costs in April 2014 in connection with the refinancing of 909 Third Avenue, partially offset by (iv) $7,370,000 of lower capitalized interest in the current year, (v) $5,297,000 of interest expense from the issuance of $450,000,000 of senior unsecured notes in June 2014, and (vi) $3,949,000 of interest expense and deferred financing costs from the financing of our 220 Central Park South development site in January 2014.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the six months ended June 30, 2015, we recognized a $1,860,000 net gain on disposition of wholly owned and partially owned assets, primarily from the sale of residential condominiums, compared to $10,540,000 for the prior year’s six months, primarily from the sale of  residential condominiums and a land parcel.

Income Tax Benefit (Expense)

Income tax benefit related to our taxable REIT subsidiaries was $87,101,000 for the six months ended June 30, 2015, compared to an expense of $4,131,000 for the prior year’s six months.  The decrease in expense of $91,232,000 was primarily attributable to the $90,030,000 reversal of the valuation allowance against our deferred tax assets, as we have concluded that it is more-likely-than-not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

Results of Operations – Six Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Income from Discontinued Operations

The table below sets forth the combined results of assets related to discontinued operations for the six months ended June 30, 2015 and 2014.

(Amounts in thousands)	For the Six Months Ended June 30,
	2015	2014
Total revenues	$21,531	$202,720
Total expenses	15,393	141,904
	6,138	60,816
Net gain on sale of Geary Street, CA lease	21,376	-
Net gains on sale of real estate	10,867	-
Transaction related costs (primarily UE spin off)	(22,972)	(3,515)
Impairment losses	(256)	(20,842)
Pretax income from discontinued operations	15,153	36,459
Income tax expense	(86)	(1,050)
Income from discontinued operations	$15,067	$35,409

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $35,068,000 for the six months ended June 30, 2015, compared to $75,554,000 for the prior year’s six months, a decrease of $40,486,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $15,485,000 for the six months ended June 30, 2015, compared to $8,564,000 for the prior year’s six months, an increase of $6,921,000.  This increase resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $39,849,000 for the six months ended June 30, 2015, compared to $40,734,000 for the prior year’s six months, a decrease of $885,000.

Results of Operations – Six Months Ended June 30, 2015 Compared to June 30, 2014 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the six months ended June 30, 2015, compared to six months ended June 30, 2014.

(Amounts in thousands)	New York	Washington, DC
EBITDA for the six months ended June 30, 2015	$524,933	$168,891
Add-back:
Non-property level overhead expenses included above	19,933	12,215
Less EBITDA from:
Acquisitions	(18,998)	-
Dispositions, including net gains on sale	190	(59)
Properties taken out-of-service for redevelopment	(30,715)	(144)
Other non-operating income	(12,337)	(1,881)
Same store EBITDA for the six months ended June 30, 2015	$483,006	$179,022

EBITDA for the six months ended June 30, 2014	$485,127	$168,981
Add-back:
Non-property level overhead expenses included above	14,438	14,019
Less EBITDA from:
Acquisitions	-	-
Dispositions, including net gains on sale	(12,389)	-
Properties taken out-of-service for redevelopment	(11,850)	(1,034)
Other non-operating income	(3,332)	(3,687)
Same store EBITDA for the six months ended June 30, 2014	$471,994	$178,279

Increase in same store EBITDA -
Six months ended June 30, 2015 vs. June 30, 2014(1)	$11,012	$743

% increase in same store EBITDA	2.3%	0.4%

See notes on following page.

Results of Operations – Six Months Ended June 30, 2015 Compared to June 30, 2014 - continued

Notes to preceding tabular information

New York:

The $11,012,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $5,210,000 and $8,559,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $2,842,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage, partially offset by higher operating expenses, net of reimbursements and lower revenue at the Hotel Pennsylvania.

Washington, DC:

The $743,000 increase in Washington, DC same store EBITDA resulted primarily from lower non-reimbursable operating expenses, partially offset by lower management and leasing fee income.

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA

(Amounts in thousands)	New York	Washington, DC
Same store EBITDA for the six months ended June 30, 2015	$483,006	$179,022
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(54,516)	(11,959)
Cash basis same store EBITDA for the six months ended
June 30, 2015	$428,490	$167,063

Same store EBITDA for the six months ended June 30, 2014	$471,994	$178,279
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(59,587)	(3,677)
Cash basis same store EBITDA for the six months ended
June 30, 2014	$412,407	$174,602

Increase (decrease) in cash basis same store EBITDA -
Six months ended June 30, 2015 vs. June 30, 2014	$16,083	$(7,539)

% increase (decrease) in cash basis same store EBITDA	3.9%	(4.3%)

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended March 31, 2015

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado for the three months ended March 31,2015	$95,152	$23,629
Interest and debt expense	58,667	21,512
Depreciation and amortization	94,124	40,752
Income tax expense (benefit)	1,002	(2,636)
EBITDA for the three months ended March 31,2015	$248,945	$83,257

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended June 30, 2015 Compared to March 31, 2015

(Amounts in thousands)	New York	Washington, DC
EBITDA for the three months ended June 30, 2015	$275,988	$85,634
Add-back:
Non-property level overhead expenses included above	7,889	6,511
Less EBITDA from:
Acquisitions	(3,732)	-
Dispositions, including net gains on sale	156	-
Properties taken out-of-service for redevelopment	(17,341)	(51)
Other non-operating income	(8,330)	(1,752)
Same store EBITDA for the three months ended June 30, 2015	$254,630	$90,342

EBITDA for the three months ended March 31, 2015	$248,945	$83,257
Add-back:
Non-property level overhead expenses included above	12,044	5,704
Less EBITDA from:
Acquisitions	(338)	-
Dispositions, including net gains on sale	35	(59)
Properties taken out-of-service for redevelopment	(13,308)	(92)
Other non-operating income	(4,008)	(129)
Same store EBITDA for the three months ended March 31, 2015	$243,370	$88,681

Increase in same store EBITDA -
Three months ended June 30, 2015 vs. March 31, 2015	$11,260	$1,661

% increase in same store EBITDA	4.6%	1.9%

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA – Three Months Ended June 30, 2015 Compared to March 31, 2015

(Amounts in thousands)	New York	Washington, DC
Same store EBITDA for the three months ended June 30, 2015	$254,630	$90,342
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(33,477)	(6,074)
Cash basis same store EBITDA for the three months ended
June 30, 2015	$221,153	$84,268

Same store EBITDA for the three months ended March 31, 2015	$243,370	$88,681
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(28,800)	(5,885)
Cash basis same store EBITDA for the three months ended
March 31, 2015	$214,570	$82,796

Increase in cash basis same store EBITDA -
Three months ended June 30, 2015 vs. March 31, 2015	$6,583	$1,472

% increase in cash basis same store EBITDA	3.1%	1.8%

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

Cash Flows for the Six Months Ended June 30, 2015

Our cash and cash equivalents were $516,337,000 at June 30, 2015, a $682,140,000 decrease over the balance at December 31, 2014.  Our consolidated outstanding debt was $9,809,777,000 at June 30, 2015, a $199,453,000 increase over the balance at December 31, 2014.  As of June 30, 2015 and December 31, 2014, $400,000,000 and $0, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2015 and 2016, $0 and $1,410,070,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $184,616,000 was comprised of (i) net income of $340,646,000, (ii) return of capital from real estate fund investments of $83,443,000, (iii) $51,160,000 of non-cash adjustments, which include depreciation and amortization expense, the reversal of allowance for deferred tax assets, the effect of straight-lining of rental income, loss from partially owned entities and impairment losses on real estate, and (iv) distributions of income from partially owned entities of $37,821,000, partially offset by (v) the net change in operating assets and liabilities of $328,454,000 (including the acquisition of real estate fund investments of $95,000,000).

Net cash used in investing activities of $474,602,000 was comprised of (i) $381,001,000 of acquisitions of real estate and other, (ii) $200,970,000 of development costs and construction in progress, (iii) $137,528,000 of additions to real estate, (iv) $137,465,000 of investments in partially owned entities, and (v) $23,919,000 of investments in loans receivable, partially offset by (vi) $334,725,000 of proceeds from sales of real estate and related investments, (vii) $29,666,000 of capital distributions from partially owned entities, (viii) $25,118,000 of changes in restricted cash, and (ix) $16,772,000 of proceeds from repayments of mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $392,154,000 was comprised of (i) $1,607,574,000 for the repayments of borrowings, (ii) $237,160,000 of dividends paid on common shares, (iii) $225,000,000 of distributions in connection with the spin-off of UE, (iv) $77,447,000 of distributions to noncontrolling interests, (v) $39,849,000 of dividends paid on preferred shares, (vi) $14,053,000 of debt issuance costs, and (vii) $2,939,000 for the repurchase of shares related to stock compensation agreements resulting from exercises of long-term equity awards by executives of the company and/or related tax withholdings, partially offset by (viii) $1,746,460,000 of proceeds from borrowings, (ix) $51,725,000 of contributions from noncontrolling interests, and (x) $13,683,000 of proceeds received from the exercise of employee share options.

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

Liquidity and Capital Resources – continued

Capital Expenditures - continued

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2015.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$46,080	$25,985	$6,009		$14,086
Tenant improvements	62,363	19,798	36,913		5,652
Leasing commissions	15,610	10,144	4,677		789
Non-recurring capital expenditures	90,592	63,633	26,638		321
Total capital expenditures and leasing commissions (accrual basis)	214,645	119,560	74,237		20,848
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	77,839	41,085	20,826		15,928
Expenditures to be made in future periods for the current period	(122,715)	(60,309)	(58,408)		(3,998)
Total capital expenditures and leasing commissions (cash basis)	$169,769	$100,336	$36,655		$32,778

Tenant improvements and leasing commissions:
Per square foot per annum	$8.25	$9.88	$6.83	$	n/a
Percentage of initial rent	11.0%	8.3%	18.5%		n/a

Development and Redevelopment Expenditures

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use.

We are in the process of redeveloping the retail space at the Marriott Marquis Times Square Hotel, including converting the below grade parking garage into retail, which is expected to be completed by the end of 2015.  The retail space includes 20,000 square feet on grade and 24,000 square feet below grade.  As part of the redevelopment, we have completed the construction of a six-story, 300 foot wide block front, dynamic LED sign, which was lit for the first time in November 2014.  The incremental development cost of this project is approximately $220,000,000, of which $192,000,000 has been expended as of June 30, 2015.

We are constructing a residential condominium tower containing 392,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $1.0 billion, of which $176,000,000 has been expended as of June 30, 2015.  In January 2014, we completed a $600,000,000 loan secured by this site.  On August 26, 2014, we obtained a standby commitment for up to $500,000,000 of five-year mezzanine loan financing to fund a portion of the development expenditures at 220 Central Park South.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project will include a 37,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250,000,000, of which $104,000,000 has been expended as of June 30, 2015.

We are redeveloping an existing 165,000 square foot office building in Crystal City (2221 S. Clark Street), which we have leased to WeWork, into 216 rental residential units and 2 floors of co-working space.  The incremental development cost of this project is approximately $40,000,000.  The redevelopment is expected to be completed in phases beginning in the fourth quarter of 2015.

We have substantially completed the repositioning of 280 Park Avenue (50% owned). Our share of the incremental development costs of this project is approximately $63,000,000, of which $61,000,000 was expended as of June 30, 2015.

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

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the six months ended June 30, 2015.  These expenditures include interest of $22,812,000, payroll of $2,115,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $39,811,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$57,554	$-	$-	$57,554
The Bartlett	41,889	-	41,889	-
330 West 34th Street	18,324	18,324	-	-
Marriott Marquis Times Square - retail and signage	15,294	15,294	-	-
Springfield Town Center	14,478	-	-	14,478
90 Park Avenue	12,868	12,868	-	-
Wayne Towne Center	10,959	-	-	10,959
2221 South Clark Street	6,939	-	6,939	-
251 18th Street	3,891	-	3,891	-
Penn Plaza	2,011	2,011	-	-
608 Fifth Avenue	1,811	1,811	-	-
7 West 34th Street	1,533	1,533	-	-
Other	13,419	2,504	10,628	287
	$200,970	$54,345	$63,347	$83,278

Cash Flows for the Six Months Ended June 30, 2014

Our cash and cash equivalents were $1,371,226,000 at June 30, 2014, a $787,936,000 increase over the balance at December 31, 2013. The increase is primarily due to cash flows from operating and financing activities, partially offset by cash flows from investing activities, as discussed below.

Cash flows provided by operating activities of $447,643,000 was comprised of (i) net income of $263,843,000, (ii) $209,123,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net loss of partially owned entities and impairment losses on real estate, (iii) return of capital from real estate fund investment of $140,920,000, and (iv) distributions of income from partially owned entities of $25,784,000, partially offset by (v) the net change in operating assets and liabilities of $192,027,000, including $2,666,000 related to real estate fund investments.

Net cash used in investing activities of $66,514,000 was comprised of (i) $214,615,000 of development costs and construction in progress, (ii) $105,116,000 of additions to real estate, (iii) $62,894,000 of investments in partially owned entities, and (iv) $8,963,000 of acquisition of real estate and other, partially offset by (v) $125,037,000 of proceeds from sales of real estate and related investments, (vi) $102,087,000 of changes in restricted cash, (vii) $96,159,000 of proceeds from repayments of mortgages and mezzanine loans receivable and other, and (viii) $1,791,000 of capital distributions from partially owned entities.

Net cash provided by financing activities of $406,807,000 was comprised of (i) $1,398,285,000 of proceeds from borrowings, (ii) $10,125,000 of proceeds received from the exercise of employee share options, and (iii) $5,297,000 of contributions from noncontrolling interests, partially offset by (iv) $313,444,000 for the repayments of borrowings, (v) $273,694,000 of dividends paid on common shares, (vi) purchase of marketable securities in connection with defeasance of mortgage notes payable of $198,884,000, (vii) $149,944,000 of distributions to noncontrolling interests, (viii) $40,737,000 of dividends paid on preferred shares, (ix) $29,560,000 of debt issuance costs, and (x) $637,000 for the repurchase of shares related to stock compensation agreements and/or related tax withholdings.

Liquidity and Capital Resources – continued

Capital Expenditures in the six months ended June 30, 2014

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the six months ended June 30, 2014.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$34,110	$20,896	$4,761		$8,453
Tenant improvements	114,133	89,525	11,180		13,428
Leasing commissions	50,624	44,171	2,806		3,647
Non-recurring capital expenditures	17,761	2,904	12,435		2,422
Total capital expenditures and leasing commissions (accrual basis)	216,628	157,496	31,182		27,950
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	67,908	26,568	30,957		10,383
Expenditures to be made in future periods for the current period	(143,636)	(108,232)	(22,927)		(12,477)
Total capital expenditures and leasing commissions (cash basis)	$140,900	$75,832	$39,212		$25,856

Tenant improvements and leasing commissions:
Per square foot per annum	$6.25	$6.50	$5.23	$	n/a
Percentage of initial rent	9.9%	9.1%	13.0%		n/a

Development and Redevelopment Expenditures in the six months ended June 30, 2014

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

(Amounts in thousands)	Total	New York	Washington, DC	Other
Springfield Town Center	$54,743	$-	$-	$54,743
Marriott Marquis Times Square - retail and signage	38,659	38,659	-	-
220 Central Park South	27,372	-	-	27,372
330 West 34th Street	21,816	21,816	-	-
608 Fifth Avenue	15,809	15,809	-	-
The Bartlett	10,873	-	10,873	-
7 West 34th Street	7,243	7,243	-	-
Wayne Towne Center	5,228	-	-	5,228
Other	32,872	13,866	13,438	5,568
	$214,615	$97,393	$24,311	$92,911

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2015, the aggregate dollar amount of these guarantees and master leases is approximately $369,000,000.

At June 30, 2015, $39,382,000 of letters of credit were outstanding under one of our revolving credit facilities.  Our revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of June 30, 2015, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $81,000,000.

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gain from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets, extraordinary items and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income per Share, in our consolidated financial statements on page 27 of this Quarterly Report on Form 10-Q.

FFO for the Three and Six Months Ended June 30, 2015 and 2014

FFO attributable to common shareholders plus assumed conversions was $323,381,000, or $1.71 per diluted share for the three months ended June 30, 2015, compared to $216,547,000, or $1.15 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $544,305,000, or $2.87 per diluted share for the six months ended June 30, 2015, compared to $463,626,000, or $2.46 per diluted share, for the prior year’s six months.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For The Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of our net income to FFO:
Net income attributable to Vornado	$186,016	$97,008	$290,093	$179,725
Depreciation and amortization of real property	129,296	121,402	247,552	263,971
Net gains on sale of real estate	-	-	(10,867)	-
Real estate impairment losses	-	-	256	20,842
Proportionate share of adjustments to equity in net loss of
partially owned entities to arrive at FFO:
Depreciation and amortization of real property	32,282	30,126	68,554	66,812
Net gains on sale of real estate	(4,513)	-	(4,513)	-
Real estate impairment losses	10,304	-	10,304	-
Income tax effect of above adjustments	-	(3,085)	-	(7,080)
Noncontrolling interests' share of above adjustments	(9,662)	(8,561)	(18,109)	(19,960)
FFO attributable to Vornado	343,723	236,890	583,270	504,310
Preferred share dividends	(20,365)	(20,366)	(39,849)	(40,734)
FFO attributable to common shareholders	323,358	216,524	543,421	463,576
Convertible preferred share dividends	23	23	46	50
Earnings allocated to Out-Performance Plan units	-	-	838	-
FFO attributable to common shareholders plus assumed conversions	$323,381	$216,547	$544,305	$463,626

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	188,365	187,527	188,183	187,418
Effect of dilutive securities:
Employee stock options and restricted share awards	1,190	1,090	1,260	1,013
Convertible preferred shares	45	42	46	44
Out-Performance Plan units	-	-	286	-
Denominator for FFO per diluted share	189,600	188,659	189,775	188,475

FFO attributable to common shareholders plus assumed conversions
per diluted share	$1.71	$1.15	$2.87	$2.46

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2015			2014
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change In	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Consolidated debt:
Variable rate	$2,612,436	2.02%	$26,124	$1,763,769	2.20%
Fixed rate	7,197,341	4.34%	-	7,846,555	4.36%
	$9,809,777	3.73%	26,124	$9,610,324	3.97%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$364,355	1.96%	3,644	$319,387	1.72%
Variable rate – Toys	1,028,680	7.18%	10,287	1,199,835	6.47%
Fixed rate (including $657,785 and
$674,443 of Toys debt in 2015 and 2014)	2,949,343	6.33%	-	2,754,410	6.45%
	$4,342,378	6.16%	13,931	$4,273,632	6.10%
Noncontrolling interests’ share of above			(2,323)
Total change in annual net income			$37,732
Per share-diluted			$0.20

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2015, we have one interest rate swap on a $420,000,000 mortgage loan that swapped the rate from LIBOR plus 1.65% (1.83% at June 30, 2015) to a fixed rate of 4.78% through March 2018.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the rate at which similar loans could be made currently to borrowers with similar credit ratings, for the remaining term of such debt.  As of June 30, 2015, the estimated fair value of our consolidated debt was $9,823,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, such disclosure controls and procedures were effective.

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

VORNADO REALTY TRUST
(Registrant)

Date: August 3, 2015	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

15.1	-	Letter regarding Unaudited Interim Financial Information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase