Form 10-K
period 2015-12-31
VORNADO REALTY TRUST
filed 2016-02-16
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001‑11954

VORNADO REALTY TRUST

 (Exact name of Registrant as specified in its charter)

Maryland	22‑1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 894‑7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

6.625% Series G	New York Stock Exchange

6.625% Series I	New York Stock Exchange

6.875% Series J	New York Stock Exchange

5.70% Series K	New York Stock Exchange

5.40% Series L	New York Stock Exchange

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

YES ☐  NO ☒

The aggregate market value of the voting and non-voting common shares held by non‑affiliates of the registrant, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $16,366,466,000 at June 30, 2015.

As of December 31, 2015, there were 188,576,853 of the registrant’s common shares of beneficial interest outstanding.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Shareholders to be held on May 19, 2016.

This Annual Report on Form 10-K omits financial statements required under Rule 3-09 of Regulation S-X, for Toys “R” Us, Inc. An amendment to this Annual Report on Form 10-K will be filed as soon as practicable following the availability of such financial statements.

		INDEX

	Item	Financial Information:	Page Number

PART I.	1.	Business	5

	1A.	Risk Factors	9

	1B.	Unresolved Staff Comments	20

	2.	Properties	21

	3.	Legal Proceedings	30

	4.	Mine Safety Disclosures	30

PART II.	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	31

	6.	Selected Financial Data	33

	7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	35

	7A.	Quantitative and Qualitative Disclosures about Market Risk	88

	8.	Financial Statements and Supplementary Data	89

	9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	139

	9A.	Controls and Procedures	139

	9B.	Other Information	141

PART III.	10.	Directors, Executive Officers and Corporate Governance(1)	141

	11.	Executive Compensation(1)	142

	12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters(1)	142

	13.	Certain Relationships and Related Transactions, and Director Independence(1)	142

	14.	Principal Accounting Fees and Services(1)	142

PART IV.	15.	Exhibits, Financial Statement Schedules	143

Signatures			144

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2015, portions of which are incorporated by reference herein.

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

PART I

ITEM 1.        BUSINESS

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately  93.7% of the common limited partnership interest in the Operating Partnership at December 31, 2015.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225 million of cash to Urban Edge Properties (“UE”) (NYSE: UE).  As part of this transaction, we received 5,717,184 UE operating partnership units (5.4% ownership interest).

We currently own all or portions of:

New York:

•         21.3 million square feet of Manhattan office space in 35 properties;

•         2.6 million square feet of Manhattan street retail space in 65 properties;

•         1,711 units in eleven residential properties;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         15.8 million square feet of office space in 57 properties;

•         2,414 units in seven residential properties;

Other Real Estate and Related Investments:

•         The 3.6 million square foot Mart (“theMart”) in Chicago;

•         A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet, known as the Bank of America Center;

•         A 25.0% interest in Vornado Capital Partners, our real estate fund.  We are the general partner and investment manager of the fund;

•         A 32.5% interest in Toys “R” Us, Inc.; and

•         Other real estate and other investments.

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

ACQUISITIONS

Since January 1, 2015, we acquired assets aggregating $845.8 million. Below is the summary of the significant acquisitions.

•         150 West 34th Street for approximately $355 million

•         The Center Building, located at 33-00 Northern Boulevard in Long Island City, NY for $142 million

•         260 Eleventh Avenue for 813,900 newly issued Vornado Operating Partnership units valued at approximately $80 million

•         265 West 34th Street for approximately $28.5 million

•         We increased our ownership in Crowne Plaza Times Square Hotel to 33% from 11% by co-investing with our 25% owned real estate fund and one of the fund’s limited partners to buy out the fund’s joint venture partner’s 57% interest

•         We entered into a joint venture in which we have a 55% ownership interest to develop a Class-A office building at 512 West 22nd Street

Additional details about our acquisitions are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DISPOSITIONS

Since January 1, 2015, we sold eleven assets for an aggregate of $1.044 billion, with net proceeds of approximately $980 million.  Below is a summary of these sales.

•         We completed the spin-off of substantially all of our retail segment to Urban Edge Properties

•         20 Broad Street for an aggregate consideration of $200 million resulting in net proceeds of $193.2 million

•         1750 Pennsylvania Avenue, NW in Washington, DC for $182 million resulting in net proceeds of $177.6 million

•         Our 50% interest in the Monmouth Mall in Eatontown, NJ for $38 million

•         Our Geary Street, CA lease for $35.3 million resulting in net proceeds of $34.2 million

•         We transferred the redeveloped Springfield Town Center, located in Springfield, VA to PREIT Associates, L.P. for $485.3 million resulting in net proceeds of $463.5 million.

•         Five residual retail assets for an aggregate of $11.4 million resulting in net proceeds of $10.7 million

•         520 Broadway for $91.7 million resulting in net proceeds of $62.9 million

Additional details about our dispositions are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FINANCINGS

Since January 1, 2015, we completed the following financing transactions:

•         Entered into an unsecured delayed-draw term loan facility in the maximum amount of $750 million ($187.5 million outstanding at December 31, 2015)

•         Completed $700 million refinancing of 770 Broadway for net proceeds of approximately $330 million.

•         Completed $580 million refinancing of 100 West 33rd Street for net proceeds of approximately $242 million

•         Redeemed $500 million 4.25% senior unsecured notes due April 2015

•         Completed $450 million financing of the retail condominium of the St. Regis Hotel and the adjacent retail town house

•         Completed $375 million refinancing of 888 Seventh Avenue for net proceeds of approximately $49 million

•         Upsized loan on 220 Central Park South development by $350 million to $950 million

•         Completed $308 million refinancing of RiverHouse Apartments for net proceeds of approximately $43 million

•         $205 million of financing in connection with acquisition of 150 West 34th Street

Additional details about our financings are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DEVELOPMENT AND REDEVELOPMENT EXPENDITURES

We are constructing a residential condominium tower containing 392,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $1.3 billion, of which $293 million has been expended as of December 31, 2015.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project includes a 40,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250 million, of which $166 million has been expended as of December 31, 2015.

On June 24, 2015, we entered into a joint venture, in which we own a 55% interest, to develop a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan.  The development cost of this project is approximately $235 million.  On November 24, 2015, the joint venture obtained a $126 million construction loan.  The loan matures in November 2019 with two six-month extension options.  The interest rate is LIBOR plus 2.65% (3.07% at December 31, 2015).  As of December 31, 2015, the outstanding balance of the loan was $44.1 million, of which $24.2 million is our share.

On July 23, 2014, a joint venture in which we are a 50.1% partner entered into a 99-year ground lease for 61 Ninth Avenue located on the Southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  The venture’s current plans are to construct an office building, with retail at the base, of approximately 167,000 square feet.  Total development costs are currently estimated to be approximately $150 million.

We plan to demolish two adjacent Washington, DC office properties, 1726 M Street and 1150 17th Street in the first half of 2016 and replace them in the future with a new 335,000 square foot Class A office building, to be addressed 1700 M Street.  The incremental development cost of the project is approximately $170 million.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Penn Plaza District, and in Washington, including Crystal City, Rosslyn and Pentagon City.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

SEGMENT DATA

We operate in the following business segments: New York and Washington, DC.  Financial information related to these business segments for the years ended December 31, 2015, 2014 and 2013 is set forth in Note 24 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.

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

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2015, 2014 and 2013.

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

Employees

As of December 31, 2015, we have approximately 4,089 employees, of which 298 are corporate staff. The New York segment has 3,242 employees, including 2,566 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York and Washington, DC properties and 487 employees at the Hotel Pennsylvania. The Washington, DC segment and theMart properties have 462 and 87 employees, respectively.  The foregoing does not include employees of partially owned entities.

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

ITEM 1A.     RISK FACTORS

Material factors that may adversely affect our business, operations and financial condition are summarized below.  The risks and uncertainties described herein may not be the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  See “Forward-Looking Statements” contained herein on page 4.

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

•         changes in space utilization by our tenants due to technology, economic conditions and business environment;

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

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.

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

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons.  We are required to comply with OFAC and related requirements and may be required to terminate or otherwise amend our leases, loans and other agreements.  If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with which we are prohibited from doing business, we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

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

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could negatively impact our financial results.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Some of our potential losses may not be covered by insurance.

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence and in the annual aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act of 2015, which expires in December 2020.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $3,200,000 ($2,400,000 effective January 1, 2016) per occurrence and 15% of the balance of a covered loss (16% effective January 1, 2016) and the Federal government is responsible for the remaining 85% of a covered loss (84% effective January 1, 2016). We are ultimately responsible for any loss incurred by PPIC.

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

In 2015, approximately 92% of our EBITDA, excluding items that affect comparability, came from properties located in the New York City metropolitan area and the Washington, DC / Northern Virginia area.  We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact these markets in either the short or long term. Declines in the economy or declines in real estate markets in these areas could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in these regions include:

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

We have significant investments in large metropolitan areas, including the New York, Washington, DC, Chicago and San Francisco metropolitan areas. In response to a terrorist attack or the perceived threat of terrorism, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This, in turn, would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

Natural disasters and the effects of climate change could have a concentrated impact on the areas where we operate and could adversely impact our results.

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

From time to time we have made, and in the future we may seek to make, investments in companies that we may not control, including, but not limited to, Alexander’s, Inc. (“Alexander’s”), Toys “R” Us, Inc. (“Toys”), Lexington Realty Trust (“Lexington”), Urban Edge Properties (“UE”), Pennsylvania Real Estate Investment Trust (“PREIT”), and other equity and loan investments. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from investing and operating real estate, including operating or managing toy stores. Consequently, we are subject to operating and financial risks of those industries and to the risks associated with lack of control, such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing directly or indirectly with these partners or entities.  In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

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

We invest in marketable equity securities of publicly-traded companies, such as Lexington Realty Trust.  As of December 31, 2015, our marketable securities have an aggregate carrying amount of $150,997,000, at market.  Significant declines in the value of these investments due to, among other reasons, operating performance or economic or market conditions, may result in the recognition of impairment losses which could be material.

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

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of Class A units of the Operating Partnership, including Vornado. Thus, Vornado’s ability to pay cash dividends to its shareholders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to holders of its Class A units, including Vornado.  As of December 31, 2015, there were four series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $56,007,000.

In addition, Vornado’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors and preferred security holders, are satisfied.

We have a substantial amount of indebtedness that could affect our future operations.

As of December 31, 2015, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, net, totaled $11.2 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

A downgrade in our credit ratings could materially adversely affect our business and financial condition.

Our credit rating and the credit ratings assigned to our debt securities and our preferred shares could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our common shares or any other securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Vornado may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would not be required to make distributions to shareholders in that taxable year and in future years until we were able to qualify as a REIT.  In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions.

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

As of December 31, 2015, Interstate Properties, a New Jersey general partnership, and its partners owned an aggregate of approximately 7.1% of the common shares of Vornado and 26.3% of the common stock of Alexander’s, Inc. (NYSE: ALX) (“Alexander’s”), which is described below.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are Trustees of Vornado and also Directors of Alexander’s.

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

As of December 31, 2015, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has seven properties, which are located in the greater New York metropolitan area.  In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.3% of the outstanding common stock of Alexander’s as of December 31, 2015. Mr. Roth is the Chairman of the Board and Chief Executive Office of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are Trustees of Vornado and also Directors of Alexander’s and general partners of Interstate Properties.  Dr. Richard West is a Trustee of Vornado and a Director of Alexander’s.  In addition, Joseph Macnow, our Executive Vice President – Finance and Chief Administrative Officer, is the Executive Vice President and Chief Financial Officer of Alexander’s, and Stephen W. Theriot, our Chief Financial Officer, is the Assistant Treasurer of Alexander’s.

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

The interests of our current shareholders could be diluted if we issue additional equity securities. As of December 31, 2015, we had authorized but unissued, 61,423,147 common shares of beneficial interest, $.04 par value and 57,266,023 preferred shares of beneficial interest, no par value; of which 19,923,393 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units.  Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions.  In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration.  We cannot predict the effect that future sales of our common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our outstanding shares.

In addition, under Maryland law, the Board has the authority to increase the number of authorized shares without shareholder approval.

Item 1b.     unresolved staff comments

There are no unresolved comments from the staff of the Securities Exchange Commission as of the date of this Annual Report on Form 10-K.

Item 2.        Properties

We operate in two business segments:  New York and Washington, DC.  The following pages provide details of our real estate properties as of December 31, 2015.

						Square Feet
							Under
							Development
							or Not
	%			%			Available	Total
Property	Ownership		Type	Occupancy		In Service	for Lease	Property
NEW YORK:
One Penn Plaza (ground leased through 2098)	100.0%		Office / Retail	97.5%		2,526,000	-	2,526,000
1290 Avenue of the Americas	70.0%		Office / Retail	99.3%		2,107,000	-	2,107,000
Two Penn Plaza	100.0%		Office / Retail	98.7%		1,632,000	-	1,632,000
666 Fifth Avenue Office Condominium(1)	49.5%		Office / Retail	77.8%		1,415,000	-	1,415,000
909 Third Avenue (ground leased through 2063)	100.0%		Office	100.0%		1,346,000	-	1,346,000
Independence Plaza, Tribeca
(3 buildings) (1,327 units)(1)	50.1%		Residential / Retail	100.0%	(2)	1,244,000	12,000	1,256,000
280 Park Avenue(1)	50.0%		Office / Retail	100.0%		1,067,000	176,000	1,243,000
770 Broadway	100.0%		Office / Retail	100.0%		1,158,000	-	1,158,000
Eleven Penn Plaza	100.0%		Office / Retail	99.1%		1,151,000	-	1,151,000
One Park Avenue(1)	55.0%		Office / Retail	96.7%		947,000	-	947,000
90 Park Avenue	100.0%		Office / Retail	76.6%		946,000	-	946,000
888 Seventh Avenue (ground leased through 2067)	100.0%		Office / Retail	91.3%		884,000	-	884,000
100 West 33rd Street	100.0%		Office	100.0%		855,000	-	855,000
330 Madison Avenue(1)	25.0%		Office / Retail	97.1%		842,000	-	842,000
330 West 34th Street (ground leased through 2149)	100.0%		Office / Retail	100.0%		602,000	128,000	730,000
85 Tenth Avenue(1)	49.9%	(3)	Office / Retail	100.0%		617,000	-	617,000
650 Madison Avenue(1)	20.1%		Office / Retail	93.8%		556,000	39,000	595,000
350 Park Avenue	100.0%		Office / Retail	100.0%		570,000	-	570,000
150 East 58th Street	100.0%		Office / Retail	98.2%		545,000	-	545,000
7 West 34th Street	100.0%		Office / Retail	100.0%		478,000	-	478,000
33-00 Northern Boulevard (Center Building)	100.0%		Office	95.5%		446,000	-	446,000
595 Madison Avenue	100.0%		Office / Retail	98.7%		322,000	-	322,000
640 Fifth Avenue	100.0%		Office / Retail	93.5%		315,000	-	315,000
50-70 W 93rd Street (326 units)(1)	49.9%		Residential	97.5%		283,000	-	283,000
Manhattan Mall	100.0%		Retail	87.9%		256,000	-	256,000
40 Fulton Street	100.0%		Office / Retail	94.6%		250,000	-	250,000
4 Union Square South	100.0%		Retail	100.0%		206,000	-	206,000
260 Eleventh Avenue (2 buildings)
(ground leased through 2114)	100.0%		Office	100.0%		184,000	-	184,000
512 W 22nd Street(1)	55.0%		Office	n/a		-	173,000	173,000
825 Seventh Avenue(1)	51.2%		Office / Retail	100.0%		169,000	-	169,000
61 Ninth Avenue(1)	50.1%		Office	n/a		-	167,000	167,000
1540 Broadway	100.0%		Retail	100.0%		160,000	-	160,000
608 Fifth Avenue (ground leased through 2033)	100.0%		Office / Retail	96.9%		132,000	-	132,000
Paramus	100.0%		Office	94.7%		129,000	-	129,000
666 Fifth Avenue Retail Condominium	100.0%		Retail	100.0%		114,000	-	114,000
1535 Broadway (Marriott Marquis - retail and signage)
(ground and building leased through 2032)	100.0%		Retail / Theatre	100.0%		72,000	36,000	108,000
57th Street (5 buildings)(1)	50.0%		Office / Retail	100.0%		103,000	-	103,000
689 Fifth Avenue	100.0%		Office / Retail	100.0%		100,000	-	100,000
478-486 Broadway (2 buildings) (10 units)	100.0%		Retail/Residential	100.0%	(2)	85,000	-	85,000
150 West 34th Street	100.0%		Retail	100.0%		78,000	-	78,000
510 Fifth Avenue	100.0%		Retail	64.4%		65,000	-	65,000
655 Fifth Avenue	92.5%		Retail	100.0%		57,000	-	57,000
155 Spring Street	100.0%		Retail	100.0%		49,000	-	49,000
3040 M Street	100.0%		Retail	100.0%		44,000	-	44,000
435 Seventh Avenue	100.0%		Retail	100.0%		43,000	-	43,000
692 Broadway	100.0%		Retail	100.0%		35,000	-	35,000
697-703 Fifth Avenue (St. Regis - retail)	74.3%		Retail	100.0%		26,000	-	26,000
715 Lexington Avenue	100.0%		Retail	100.0%		23,000	-	23,000
1131 Third Avenue	100.0%		Retail	100.0%		23,000	-	23,000
40 East 66th Street (5 units)	100.0%		Residential/Retail	100.0%	(2)	23,000	-	23,000
828-850 Madison Avenue	100.0%		Retail	100.0%		18,000	-	18,000
443 Broadway	100.0%		Retail	100.0%		16,000	-	16,000

Item 2.        Properties - continued

					Square Feet
						Under
						Development
						or Not
	%		%			Available	Total
Property	Ownership	Type	Occupancy		In Service	for Lease	Property
NEW YORK - continued:
484 Eighth Avenue	100.0%	Retail	n/a		-	16,000	16,000
304 Canal Street (4 units)	100.0%	Retail/Residential	n/a		-	15,000	15,000
334 Canal Street (4 units)	100.0%	Retail/Residential	-		14,000	-	14,000
677-679 Madison Avenue (8 units)	100.0%	Retail/Residential	100.0%		13,000	-	13,000
431 Seventh Avenue	100.0%	Retail	100.0%		10,000	-	10,000
138-142 West 32nd Street	100.0%	Retail	82.4%		8,000	-	8,000
148 Spring Street	100.0%	Retail	100.0%		7,000	-	7,000
150 Spring Street (1 unit)	100.0%	Retail/Residential	100.0%	(2)	7,000	-	7,000
966 Third Avenue	100.0%	Retail	100.0%		7,000	-	7,000
488 Eighth Avenue	100.0%	Retail	100.0%		6,000	-	6,000
267 West 34th Street	100.0%	Retail	100.0%		6,000	-	6,000
968 Third Avenue (1)	50.0%	Retail	100.0%		6,000	-	6,000
265 West 34th Street	100.0%	Retail	100.0%		3,000	-	3,000
137 West 33rd Street	100.0%	Retail	100.0%		3,000	-	3,000
Other (34 units)	81.4%	Residential/Retail	-		86,000	-	86,000

Hotel Pennsylvania	100.0%	Hotel	n/a		1,400,000	-	1,400,000

Alexander's, Inc.:
731 Lexington Avenue(1)	32.4%	Office / Retail	100.0%		1,063,000	-	1,063,000
Rego Park II, Queens(1)	32.4%	Retail	99.0%		608,000	-	608,000
Rego Park I, Queens(1)	32.4%	Retail	100.0%		343,000	-	343,000
The Alexander Apartment Tower, Queens
(312 units)(1)	32.4%	Residential	25.6%		238,000	17,000	255,000
Flushing, Queens(1)	32.4%	Retail	100.0%		167,000	-	167,000
Paramus, New Jersey (30.3 acres
ground leased through 2041)(1)	32.4%	Retail	100.0%		-	-	-
Rego Park III, Queens (3.2 acres)(1)	32.4%	n/a	n/a		-	-	-
Total New York			96.3%		29,309,000	779,000	30,088,000

Vornado's Ownership Interest			96.4%		23,056,000	482,000	23,538,000

See notes on page 24.

Item 2.        Properties - continued

					Square Feet
						Under
						Development
						or Not
	%			%		Available	Total
Property	Ownership		Type	Occupancy	In Service	for Lease	Property
WASHINGTON, DC:
Skyline Properties (8 buildings)	100.0%		Office	50.1%	2,648,000	-	2,648,000
2011-2451 Crystal Drive (5 buildings)	100.0%		Office	92.1%	2,326,000	-	2,326,000
RiverHouse Apartments (3 buildings) (1,670 units)	100.0%		Residential	96.2%	1,802,000	-	1,802,000
S. Clark Street / 12th Street (5 buildings)	100.0%		Office	85.1%	1,547,000	-	1,547,000
1550-1750 Crystal Drive /
241-251 18th Street (4 buildings)	100.0%		Office	89.1%	1,460,000	20,000	1,480,000
1800, 1851 and 1901 South Bell Street (3 buildings)	100.0%		Office	88.7%	506,000	363,000	869,000
Fashion Centre Mall (1)	7.5%		Office	97.8%	816,000	-	816,000
Rosslyn Plaza (4 buildings)(1)	46.2%		Office	56.9%	495,000	243,000	738,000
1825-1875 Connecticut Avenue, NW
(Universal Buildings) (2 buildings)	100.0%		Office	99.0%	686,000	-	686,000
2200 / 2300 Clarendon Blvd (Courthouse Plaza)
(ground leased through 2062) (2 buildings)	100.0%		Office	93.3%	638,000	-	638,000
1299 Pennsylvania Avenue, NW
(Warner Building)(1)	55.0%		Office	88.4%	620,000	-	620,000
The Bartlett	100.0%		Residential/Retail	100.0%	40,000	580,000	620,000
Fairfax Square (3 buildings)(1)	20.0%		Office	66.4%	559,000	-	559,000
2100 / 2200 Crystal Drive (2 buildings)	100.0%		Office	100.0%	529,000	-	529,000
Commerce Executive (3 buildings)	100.0%	`	Office	96.0%	400,000	19,000	419,000
2101 L Street, NW	100.0%		Office	99.0%	380,000	-	380,000
1501 K Street, NW(1)	5.0%		Office	100.0%	379,000	-	379,000
West End 25 (283 units)	100.0%		Residential	96.1%	273,000	-	273,000
220 20th Street (265 units)	100.0%		Residential	96.6%	269,000	-	269,000
Crystal City Hotel	100.0%		Residential	100.0%	266,000	-	266,000
Rosslyn Plaza (196 units)	43.7%		Residential	94.9%	253,000	-	253,000
1150 17th Street, NW	100.0%		Office	68.6%	241,000	-	241,000
875 15th Street, NW (Bowen Building)	100.0%		Office	100.0%	231,000	-	231,000
1101 17th Street, NW(1)	55.0%		Office	100.0%	215,000	-	215,000
Democracy Plaza One
(ground leased through 2084)	100.0%		Office	95.9%	214,000	-	214,000
1730 M Street, NW	100.0%		Office	91.7%	204,000	-	204,000
2221 South Clark Street	100.0%		Residential/Office	100.0%	171,000	-	171,000
Washington Tower (1)	7.5%		Office	100.0%	170,000	-	170,000
2001 Jefferson Davis Highway	100.0%		Office	59.8%	162,000	-	162,000
223 23rd Street	100.0%		Office	n/a	-	147,000	147,000
Met Park/Warehouses	100.0%		Warehouses	100.0%	109,000	20,000	129,000
1399 New York Avenue, NW	100.0%		Office	95.1%	129,000	-	129,000
1726 M Street, NW	100.0%		Office	68.0%	92,000	-	92,000
Crystal City Shops at 2100	100.0%		Office	96.0%	80,000	-	80,000
Crystal Drive Retail	100.0%		Office	100.0%	57,000	-	57,000
Other (3 buildings)	100.0%		Other	100.0%	11,000	-	11,000
Total Washington, DC				85.4%	18,978,000	1,392,000	20,370,000

Vornado's Ownership Interest				84.8%	16,481,000	1,255,000	17,736,000

See notes on page 24.

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
OTHER (Mart ("theMart")):
theMart, Chicago	100.0%	Office / Retail / Showroom	98.6%	3,639,000	-	3,639,000
Other(1)	50.0%	Retail	95.4%	19,000	-	19,000
Total theMart			98.5%	3,658,000	-	3,658,000

Vornado's Ownership Interest			98.5%	3,649,000	-	3,649,000

OTHER (555 California Street):
555 California Street	70.0%	Office	98.4%	1,504,000	-	1,504,000
315 Montgomery Street	70.0%	Office / Retail	60.4%	232,000	-	232,000
345 Montgomery Street	70.0%	Office / Retail	n/a	-	64,000	64,000
Total 555 California Street			93.3%	1,736,000	64,000	1,800,000

Vornado's Ownership Interest			93.3%	1,215,000	45,000	1,260,000

OTHER (Vornado Capital Partners Real Estate Fund ("Fund")) (4) :
800 Corporate Pointe, Culver City, CA (2 buildings)	100.0%	Office	57.0%		243,000	-	243,000
Crowne Plaza Times Square, NY	75.3%	Office / Retail / Hotel	87.9%		235,000	-	235,000
Lucida, 86th Street and Lexington Avenue, NY
(ground leased through 2082) (39 units)	100.0%	Retail / Residential	100.0%	(2)	154,000	-	154,000
1100 Lincoln Road, Miami, FL	100.0%	Retail / Theatre	100.0%		128,000	-	128,000
11 East 68th Street Retail, NY	100.0%	Retail	100.0%		8,000	3,000	11,000
501 Broadway, NY	100.0%	Retail	100.0%		9,000	-	9,000
Total Real Estate Fund Properties			80.9%		777,000	3,000	780,000

Vornado's Ownership Interest			82.1%		213,000	1,000	214,000

OTHER (Other Properties):
Wayne Town Center, Wayne
(ground leased through 2064)	100.0%	Retail	100.0%	635,000	20,000	655,000
Annapolis
(ground leased through 2042)	100.0%	Retail	100.0%	128,000	-	128,000
Total Other Properties			100.0%	763,000	20,000	783,000

Vornado's Ownership Interest			100.0%	763,000	20,000	783,000

(1)	Denotes property not consolidated in the accompanying consolidated financial statements and related financial data included in the Annual Report on Form 10-K.
(2)	Excludes residential occupancy statistics, which are shown on page 25.
(3)

As of December 31, 2015, we own junior and senior mezzanine loans of 85 Tenth Avenue with an accreted balance of $164.6 million.  The junior and senior mezzanine loans bear paid-in-kind interest of 12% and 9%, respectively and mature in May 2017.  We account for our investment in 85 Tenth Avenue using the equity method of accounting because we will receive a 49.9% equity interest in the property after repayment of the junior mezzanine loan.  As a result of recording our share of the GAAP losses of the property, the net carrying amount of these loans is $24.8 million on our consolidated balance sheets.

(4)	We own a 25% interest in the Fund. The ownership percentage in this section represents the Fund's ownership in the underlying asset.

New York

As of December 31, 2015, our New York segment consisted of 29.3 million square feet in 84 properties.  The 29.3 million square feet is comprised of 21.3 million square feet of office space in 35 properties, 2.6 million square feet of retail space in 65 properties, 1,711 units in eleven residential properties, the 1.4 million square foot Hotel Pennsylvania, and our 32.4% interest in Alexander’s, Inc. (“Alexander’s”), which owns seven properties in the greater New York metropolitan area.  The New York segment also includes 11 garages totaling 1.7 million square feet (4,980 spaces) which are managed by, or leased to, third parties.

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

As of December 31, 2015, the occupancy rate for our New York segment was 96.4%.

Occupancy and weighted average annual rent per square foot:

Office:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2015	21,288,000	17,627,000	96.3%	$66.62
	2014	20,154,000	16,622,000	96.9%	65.34
	2013	18,744,000	15,303,000	96.4%	62.20
	2012	18,319,000	15,338,000	95.6%	60.45
	2011	18,164,000	15,191,000	96.0%	58.96

Retail:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2015	2,641,000	2,418,000	96.2%	$202.85
	2014	2,469,000	2,173,000	96.5%	173.19
	2013	2,349,000	2,126,000	97.4%	162.92
	2012	2,171,000	2,011,000	96.8%	148.71
	2011	2,213,000	1,954,000	95.6%	105.36

Residential:
		Number of Units	Occupancy	Average Monthly
	As of December 31,	(in service)	Rate	Rent Per Unit
	2015	1,711	94.1%	$3,491
	2014	1,678	95.2%	3,163
	2013	1,672	94.8%	2,864
	2012	1,673	96.5%	2,672

NEW YORK – CONTINUED

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2015	New York	of Total
Tenant	Leased	Revenues	Revenues	Revenues
IPG and affiliates	830,000	$43,910,000	2.9%	1.9%
AXA Equitable Life Insurance	481,000	39,751,000	2.6%	1.8%

2015 rental revenue by tenants’ industry:

Industry	Percentage
Office:
Financial Services	11%
Communications	7%
Real Estate	7%
Family Apparel	6%
Legal Services	6%
Advertising / Marketing	5%
Insurance	4%
Technology	4%
Publishing	3%
Government	3%
Banking	3%
Engineering, Architect & Surveying	2%
Home Entertainment & Electronics	2%
Pharmaceutical	1%
Health Services	1%
Other	9%
74%
Retail:
Family Apparel	7%
Women's Apparel	6%
Luxury Retail	3%
Restaurants	2%
Banking	2%
Department Stores	1%
Discount Stores	1%
Other	4%
26%

Total	100%

NEW YORK – CONTINUED

Lease expirations as of December 31, 2015, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		New York	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Office:
Month to month	12	17,000		0.1%	$908,000	$53.41
2016	48	802,000	(1)	4.9%	52,052,000	64.90	(1)
2017	109	980,000		6.0%	57,581,000	58.76
2018	100	1,029,000	(2)	6.3%	78,969,000	76.74
2019	109	970,000		5.9%	67,005,000	69.08
2020	117	1,549,000		9.4%	95,144,000	61.42
2021	94	1,180,000		7.2%	77,595,000	65.76
2022	58	530,000		3.2%	31,568,000	59.56
2023	57	1,717,000		10.4%	127,573,000	74.30
2024	65	1,214,000		7.4%	91,671,000	75.51
2025	43	805,000		4.9%	55,706,000	69.20
Retail:
Month to month	17	16,000		0.8%	$1,703,000	$106.44
2016	24	78,000	(3)	4.1%	19,818,000	254.08	(3)
2017	11	34,000		1.8%	9,260,000	272.35
2018	24	170,000		8.9%	42,406,000	249.45
2019	25	181,000		9.4%	32,081,000	177.24
2020	25	63,000		3.3%	9,987,000	158.52
2021	11	38,000		2.0%	7,544,000	198.53
2022	10	35,000		1.8%	4,261,000	121.74
2023	13	81,000		4.2%	19,367,000	239.10
2024	17	161,000		8.4%	58,724,000	364.75
2025	13	43,000		2.2%	19,329,000	449.51

(1)	Based on current market conditions, we expect to re-lease this space at weighted average rents between $75 to $80 per square foot.
(2)	Excludes 492,000 square feet leased to the U.S. Post Office through 2038 (including four 5-year renewal options) for which the annual escalated rent is $11.42 per square foot.
(3)	Based on current market conditions, we expect to re-lease this space at weighted average rents between $325 to $350 per square foot.

Alexander’s

As of December 31, 2015, we own 32.4% of the outstanding common stock of Alexander’s, which owns seven properties in the greater New York metropolitan area aggregating 2.2 million square feet, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg L.P. headquarters building.  Alexander’s had $1.05 billion of outstanding debt, net at December 31, 2015, of which our pro rata share was $341.3 million, none of which is recourse to us.

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue opposite Madison Square Garden and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Hotel Pennsylvania:
Average occupancy rate	90.7%	92.0%	93.4%	89.1%	89.1%
Average daily rate	$147.46	$162.01	$158.01	$152.79	$152.53
Revenue per available room	$133.69	$149.04	$147.63	$136.21	$135.87

Washington, DC

As of December 31, 2015, our Washington, DC segment consisted of 71 properties aggregating 19.0 million square feet comprised of 15.8 million square feet of office space in 57 properties, seven residential properties containing 2,414 units and a hotel property.  In addition, we are developing a 699-unit residential project with a 40,000 square foot Whole Foods Market at the base of the building and own 18.2 acres of undeveloped land.  The Washington, DC segment also includes 55 garages totaling approximately 8.8 million square feet (29,322 spaces) which are managed by, or leased to, third parties.

Washington, DC office lease terms generally range from five to seven years for smaller tenants to as long as 15 years for major tenants, and may provide for extension options at either pre-negotiated or market rates. Leases typically provide for periodic step-ups in rent over the term of the lease and pass through to tenants, the tenants’ share of increases in real estate taxes and certain property operating expenses over a base year. Periodic step-ups in rent are usually based upon fixed percentage increases. Leases also typically provide for free rent and tenant improvement allowances for all or a portion of the tenant’s initial construction costs of its premises.

As of December 31, 2015, the occupancy rate for our Washington DC segment was 84.8%, and 25.0% of the occupied space was leased to various agencies of the U.S. Government.

Occupancy and weighted average annual rent per square foot:

Office:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2015	15,784,000	13,429,000	82.1%	$42.65
	2014	15,832,000	13,454,000	80.7%	42.55
	2013	15,954,000	13,524,000	80.5%	42.34
	2012	15,829,000	13,360,000	81.1%	41.46
	2011	16,362,000	13,901,000	89.1%	40.74

Residential:
	Number of	Occupancy	Average Monthly
As of December 31,	Units	Rate	Rent Per Unit
2015	2,414	96.1%	$2,068
2014	2,414	97.4%	2,078
2013	2,414	96.3%	2,101
2012	2,414	97.9%	2,145
2011	2,414	96.6%	2,056

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2015	Washington, DC	of Total
Tenant	Leased	Revenues	Revenues	Revenues
U.S. Government	3,505,000	$117,035,000	22.0%	5.2%
Family Health International	341,000	16,622,000	3.1%	0.7%
Lockheed Martin	313,000	14,917,000	2.8%	0.7%
Arlington County	240,000	10,747,000	2.0%	0.5%
Paul Hastings LLP	126,000	10,631,000	2.0%	0.5%

WASHINGTON, DC – CONTINUED

2015 rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	28%
Government Contractors	12%
Membership Organizations	10%
Legal Services	5%
Business Services	4%
Manufacturing	3%
Management Consulting Services	3%
State and Local Government	2%
Computer and Data Processing	2%
Health Services	2%
Food	2%
Real Estate	2%
Education	1%
Communication	1%
Television Broadcasting	1%
Other	22%
100%

Lease expirations as of December 31, 2015, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		Washington, DC	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Month to month	44	475,000		4.6%	$15,980,000	$33.63
2016	179	1,304,000	(1)	12.6%	55,319,000	42.42	(1)
2017	91	608,000		5.9%	25,193,000	41.43
2018	113	1,050,000		10.1%	47,036,000	44.78
2019	92	1,652,000		15.9%	70,602,000	42.75
2020	81	943,000		9.1%	44,517,000	47.19
2021	45	655,000		6.3%	28,854,000	44.03
2022	44	941,000		9.1%	41,906,000	44.51
2023	13	178,000		1.7%	8,411,000	47.13
2024	36	462,000		4.4%	18,545,000	40.17
2025	27	332,000		3.2%	13,022,000	39.27

(1)	Based on current market conditions, we expect to re-lease this space at weighted average rents between $37 to $42 per square foot.

Base Realignment and Closure (“BRAC”)

          Our Washington, DC segment was impacted by the BRAC statute, which required the Department of Defense (“DOD”) to relocate from 2,395,000 square feet in our buildings in the Northern Virginia area to government owned military bases.  See page 45 for the status of BRAC related move-outs.

OTHER INVESTMENTS

theMart

As of December 31, 2015, we own the 3.6 million square foot theMart in Chicago, whose largest tenant is Motorola Mobility at 608,000 square feet, the lease of which is guaranteed by Google.  theMart is encumbered by a $550,000,000 mortgage loan that bears interest at a fixed rate of 5.57% and matures in December 2016.  As of December 31, 2015, theMart had an occupancy rate of 98.6% and a weighted average annual rent per square foot of $38.72.

555 California Street

As of December 31, 2015, we own a 70% controlling interest in a three-building office complex containing 1.8 million square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”).  555 California Street is encumbered by a $589,063,000 mortgage loan that bears interest at a fixed rate of 5.10% and matures in September 2021.  As of December 31, 2015, 555 California Street had an occupancy rate of 93.3% and a weighted average annual rent per square foot of $65.57.

Vornado Capital Partners Real Estate Fund (the “Fund”)

As of December 31, 2015, we own a 25.0% interest in the Fund.  We are the general partner and investment manager of the Fund.  At December 31, 2015, the Fund had six investments which are carried at an aggregate fair value of $574,761,000.  Our share of unfunded commitments is $25,553,000.

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

Quarterly high and low sales prices of the common shares and dividends paid per common share for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended				Year Ended
	December 31, 2015				December 31, 2014
Quarter	High		Low	Dividends (1)	High	Low	Dividends

1st	$126.62	(2)	$104.11	$0.63	$100.02	$87.82	$0.73
2nd	113.12		94.55	0.63	109.01	96.93	0.73
3rd	98.96		84.60	0.63	109.12	99.26	0.73
4th	103.41		89.32	0.63	120.23	93.09	0.73

(1)	Post spin-off of Urban Edge Properties (NYSE: UE) on January 15, 2015.
(2)	Achieved on January 15, 2015, prior to the spin-off of UE.

As of February 1, 2016, there were 1,065 holders of record of our common shares.

Recent Sales of Unregistered Securities

During the fourth quarter of 2015, we issued 8,477 common shares upon the redemption of Class A units of the Operating Partnership held by persons who received units, in private placements in earlier periods, in exchange for their interests in limited partnerships that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4 (2) of that Act.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

In January 2015, we received 61,476 Vornado common shares at a weighted average price of $120.22 per share as payment for the exercise price of certain employee stock options.

Performance Graph

The following graph is a comparison of the five-year cumulative return of our common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2010 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2010	2011	2012	2013	2014	2015
Vornado Realty Trust	$100	$95	$104	$119	$163	$156
S&P 500 Index	100	102	118	157	178	181
The NAREIT All Equity Index	100	108	130	133	171	176

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2015		2014	2013	2012		2011
Operating Data:
Revenues:
Property rentals	$2,076,586		$1,911,487	$1,880,405	$1,771,264		$1,802,871
Tenant expense reimbursements	260,976		245,819	226,831	207,149		213,200
Cleveland Medical Mart development project	-		-	36,369	235,234		154,080
Fee and other income	164,705		155,206	155,571	119,077		123,452
Total revenues	2,502,267		2,312,512	2,299,176	2,332,724		2,293,603
Expenses:
Operating	1,011,249		953,611	928,565	891,637		878,777
Depreciation and amortization	542,952		481,303	461,627	435,545		441,223
General and administrative	175,307		169,270	177,366	167,194		163,238
Cleveland Medical Mart development project	-		-	32,210	226,619		145,824
Acquisition and transaction related costs	12,511		18,435	24,857	17,386		34,930
Total expenses	1,742,019		1,622,619	1,624,625	1,738,381		1,663,992
Operating income	760,248		689,893	674,551	594,343		629,611
Income from real estate fund investments	74,081		163,034	102,898	63,936		22,886
(Loss) income from partially owned entities	(12,630)		(59,861)	(340,882)	421,668		115,912
Interest and other investment income (loss), net	26,978		38,752	(24,887)	(261,200)		148,540
Interest and debt expense	(378,025)		(412,755)	(425,782)	(431,235)		(453,420)
Net gain on disposition of wholly owned and partially
owned assets	251,821		13,568	2,030	4,856		10,856
Income (loss) before income taxes	722,473		432,631	(12,072)	392,368		474,385
Income tax benefit (expense)	84,695		(9,281)	8,717	(8,132)		(23,891)
Income (loss) from continuing operations	807,168		423,350	(3,355)	384,236		450,494
Income from discontinued operations	52,262		585,676	568,095	310,305		289,506
Net income	859,430		1,009,026	564,740	694,541		740,000
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(55,765)		(96,561)	(63,952)	(32,018)		(21,786)
Operating Partnership	(43,231)		(47,613)	(24,817)	(45,263)		(55,912)
Net income attributable to Vornado	760,434		864,852	475,971	617,260		662,302
Preferred share dividends	(80,578)		(81,464)	(82,807)	(76,937)		(65,531)
Preferred unit and share redemptions	-		-	(1,130)	8,948		5,000
Net income attributable to common shareholders	$679,856		$783,388	$392,034	$549,271		$601,771

Per Share Data:
Income (loss) from continuing operations, net - basic	$3.35		$1.23	$(0.75)	$1.37		$1.79
Income (loss) from continuing operations, net - diluted	3.33		1.22	(0.75)	1.37		1.77
Net income per common share - basic	3.61		4.18	2.10	2.95		3.26
Net income per common share - diluted	3.59		4.15	2.09	2.94		3.23
Dividends per common share	2.52	(1)	2.92	2.92	3.76	(2)	2.76

Balance Sheet Data:
Total assets	$21,143,293		$21,157,980	$20,018,210	$21,978,802		$20,377,616
Real estate, at cost	18,090,137		16,822,358	15,392,968	15,287,078		13,383,927
Accumulated depreciation	(3,418,267)		(3,161,633)	(2,829,862)	(2,524,718)		(2,346,498)
Debt, net	11,091,010		9,530,337	8,708,414	9,714,819		8,381,908
Total equity	7,476,078		7,489,382	7,594,744	7,904,144		7,508,447

(1)	Post spin-off of Urban Edge Properties (NYSE: UE) on January 15, 2015.
(2)	Includes a special long-term capital gain dividend of $1.00 per share.

ITEM 6. SELECTED FINANCIAL DATA - CONTINUED
(Amounts in thousands)	Year Ended December 31,
	2015	2014	2013	2012	2011
Other Data:
Funds From Operations ("FFO")(1):
Net income attributable to Vornado	$760,434	$864,852	$475,971	$617,260	$662,302
Depreciation and amortization of real property	514,085	517,493	501,753	504,407	530,113
Net gains on sale of real estate	(289,117)	(507,192)	(411,593)	(245,799)	(51,623)
Real estate impairment losses	256	26,518	37,170	129,964	28,799
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	143,960	117,766	157,270	154,680	170,875
Net gains on sale of real estate	(4,513)	(11,580)	(465)	(241,602)	(9,767)
Real estate impairment losses	16,758	-	6,552	11,673	-
Income tax effect of above adjustments	-	(7,287)	(26,703)	(27,493)	(24,634)
Noncontrolling interests' share of above adjustments	(22,342)	(8,073)	(15,089)	(16,649)	(40,957)
FFO attributable to Vornado	1,119,521	992,497	724,866	886,441	1,265,108
Preferred share dividends	(80,578)	(81,464)	(82,807)	(76,937)	(65,531)
Preferred unit and share redemptions	-	-	(1,130)	8,948	5,000
FFO attributable to common shareholders	1,038,943	911,033	640,929	818,452	1,204,577
Convertible preferred share dividends	92	97	108	113	124
Interest on 3.88% exchangeable senior debentures	-	-	-	-	26,272
FFO attributable to common shareholders
plus assumed conversions(1)	$1,039,035	$911,130	$641,037	$818,565	$1,230,973

________________________________

(1)   FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gain from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS

		Page Number
	Overview	36
	Overview - Leasing activity	41
	Critical Accounting Policies	46
	Net Income and EBITDA by Segment for the Years Ended
	December 31, 2015, 2014 and 2013	49
	Results of Operations:
	Year Ended December 31, 2015 Compared to December 31, 2014	53
	Year Ended December 31, 2014 Compared to December 31, 2013	60
	Supplemental Information:
	Net Income and EBITDA by Segment for the Three Months Ended
	December 31, 2015 and 2014	67
	Three Months Ended December 31, 2015 Compared to December 31, 2014	70
	Three Months Ended December 31, 2015 Compared to September 30, 2015	72
	Related Party Transactions	74
	Liquidity and Capital Resources	75
	Financing Activities and Contractual Obligations	75
	Certain Future Cash Requirements	78
	Cash Flows for the Year Ended December 31, 2015	81
	Cash Flows for the Year Ended December 31, 2014	83
	Cash Flows for the Year Ended December 31, 2013	85
	Funds From Operations for the Three Months and Years Ended
	December 31, 2015 and 2014	87

Overview

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately  93.7% of the common limited partnership interest in the Operating Partnership at December 31, 2015.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to Urban Edge Properties (“UE”) (NYSE: UE). As part of this transaction, we retained 5,717,184 UE operating partnership units (5.4% ownership interest). We are providing transition services to UE for an initial period of up to two years, primarily for information technology support.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Inc. (NYSE: ALX) Rego Park retail assets. Steven Roth, our Chairman and Chief Executive Officer, is a member of the Board of Trustees of UE. The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares.  The historical financial results of UE are reflected in our consolidated financial statements as discontinued operations for all periods presented.

We own and operate office and retail properties (our “core” operations) with large concentrations in the New York City metropolitan area and in the Washington, DC / Northern Virginia area. In addition, we have a 32.4% interest in Alexander’s, Inc. (NYSE: ALX) (“Alexander’s”), which owns seven properties in the greater New York metropolitan area, a 32.5% interest in Toys “R” Us, Inc. (“Toys”) as well as interests in other real estate and related investments.

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the FTSE NAREIT Office Index (“Office REIT”) and the Morgan Stanley REIT Index (“RMS”) for the following periods ended December 31, 2015:

		Total Return(1)
		Vornado	Office REIT	RMS
	Three-months	11.3%	7.2%	7.1%
	One-year	(3.9%)	0.3%	2.5%
	Three-year	50.3%	33.3%	37.0%
	Five-year	56.5%	51.0%	75.3%
	Ten-year	92.9%	68.0%	103.2%

(1)	Past performance is not necessarily indicative of future performance.

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

Overview - continued

Year Ended December 31, 2015 Financial Results Summary

Net income attributable to common shareholders for the year ended December 31, 2015 was $679,856,000, or $3.59 per diluted share, compared to $783,388,000, or $4.15 per diluted share, for the year ended December 31, 2014.  Net income for the years ended December 31, 2015 and 2014 includes $293,630,000 and $518,772,000, respectively, of net gains on sale of real estate, and $17,014,000 and $26,518,000, respectively, of real estate impairment losses.  In addition, the years ended December 31, 2015 and 2014 includes certain items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the years ended December 31, 2015 and 2014 by $374,404,000, or $1.98 per diluted share, and $477,133,000, or $2.53 per diluted share, respectively.

Funds from operations attributable to common shareholders plus assumed conversions (“FFO”) for the year ended December 31, 2015 was $1,039,035,000, or $5.48 per diluted share, compared to $911,130,000, or $4.83 per diluted share, for the prior year.  FFO for the years ended December 31, 2015 and 2014 includes certain items that affect comparability which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO for the years ended December 31, 2015 and 2014 by $123,740,000, or $0.65 per diluted share, and $85,854,000, or $0.46 per diluted share, respectively.

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014
Items that affect comparability income (expense):
Reversal of allowance for deferred tax assets (re: taxable REIT subsidiary's
ability to use NOLs)	$90,030	$-
FFO from discontinued operations and sold properties	46,423	188,932
Acquisition and transaction related costs	(12,511)	(16,392)
Net gain on sale of residential condominiums and a land parcel in 2014	6,724	13,568
Our share of impairment loss on India real estate venture's non-depreciable real estate	(4,502)	-
Toys "R" Us FFO (negative FFO) (including an impairment loss of $75,196 in 2014)	2,500	(60,024)
Impairment loss and loan reserve on investment in Suffolk Downs	(1,551)	(10,263)
Write-off of deferred financing costs and defeasance costs in connection with refinancings	-	(22,660)
Other, net	4,555	(2,097)
	131,668	91,064
Noncontrolling interests' share of above adjustments	(7,928)	(5,210)
Items that affect comparability, net	$123,740	$85,854

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash basis same store EBITDA of our operating segments for the year ended December 31, 2015 over the year ended December 31, 2014 is summarized below.

		New York		Washington, DC
Same Store EBITDA:
	December 31, 2015 vs. December 31, 2014
	Same store EBITDA	1.5%	(1)	(1.1%)
	Cash basis same store EBITDA	0.3%	(1)	(6.3%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 2.4% and by 1.3% on a cash basis.

Overview - continued

Quarter Ended December 31, 2015 Financial Results Summary

Net income attributable to common shareholders for the quarter ended December 31, 2015 was $230,742,000, or $1.22 per diluted share, compared to $513,238,000, or $2.72 per diluted share, for the quarter ended December 31, 2014.  Net income for the quarters ended December 31, 2015 and 2014 includes $142,693,000 and $460,216,000, respectively, of net gains on sale of real estate and $4,141,000 and $5,676,000, respectively, of real estate impairment losses.  In addition, the quarters ended December 31, 2015 and 2014 includes certain other items that affect comparability which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarters ended December 31, 2015 and 2014 by $147,009,000, or $0.78 per diluted share, and $433,823,000, or $2.30 per diluted share, respectively.

FFO for the quarter ended December 31, 2015 was $259,528,000, or $1.37 per diluted share, compared to $230,143,000, or $1.22 per diluted share, for the prior year’s quarter.  FFO for the quarters ended December 31, 2015 and 2014 includes certain items that affect comparability which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO for the quarters ended December 31, 2015 and 2014 by $19,418,000, or $0.10 per diluted share, and $13,033,000, or $0.07 per diluted share, respectively.

(Amounts in thousands)	For the Three Months Ended December 31,
	2015	2014
Items that affect comparability income (expense):
FFO from discontinued operations and sold properties	$19,251	$44,474
Acquisition and transaction related costs	(4,951)	(12,763)
Net gain on sale of residential condominiums	4,231	363
Write-off of deferred financing costs and defeasance costs in connection with refinancings	-	(16,747)
Other, net	2,171	(1,491)
	20,702	13,836
Noncontrolling interests' share of above adjustments	(1,284)	(803)
Items that affect comparability, net	$19,418	$13,033

The percentage increase (decrease) in same store EBITDA and cash basis same store EBITDA of our operating segments for the quarter ended December 31, 2015 over the quarter ended December 31, 2014 and the trailing quarter ended September 30, 2015 are summarized below.

		New York		Washington, DC
Same Store EBITDA:
	December 31, 2015 vs. December 31, 2014
	Same store EBITDA	0.1%	(1)	(0.4%)
	Cash basis same store EBITDA	(5.6%)	(1)	(4.9%)
	December 31, 2015 vs. September 30, 2015
	Same store EBITDA	0.4%	(2)	0.8%
	Cash basis same store EBITDA	(0.9%)	(2)	1.2%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.4% and decreased by 4.4% on a cash basis.
(2)	Excluding Hotel Pennsylvania, same store EBITDA was flat and decreased by 1.5% on a cash basis.

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

On June 24, 2015, we entered into a joint venture, in which we own a 55% interest, to develop a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street. The development cost of this project is approximately $235,000,000. The development commenced during the fourth quarter of 2015 and is expected to be completed in 2018. We account for our investment in the joint venture under the equity method.

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

Dispositions

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to Urban Edge Properties (“UE”) (NYSE: UE).  As part of this transaction, we retained 5,717,184 UE operating partnership units (5.4% ownership interest).  We are providing transition services to UE for an initial period of up to two years, primarily for information technology support. UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Inc. (NYSE: ALX) Rego Park retail assets. Steven Roth, our Chairman and Chief Executive Officer, is a member of the Board of Trustees of UE.  The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares.

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

Overview – continued

Dispositions – continued

On December 22, 2015, we completed the sale of 20 Broad Street, a 473,000 square foot office building in Manhattan for an aggregate consideration of $200,000,000.  The total income from this transaction was approximately $157,000,000 comprised of approximately $142,000,000 from the gain on sale and $15,000,000 of lease termination income.

We also sold five residual retail properties, in separate transactions, for an aggregate of $10,731,000, which resulted in net gains of $3,675,000.

Financings

Secured Debt

On April 1, 2015, we completed a $308,000,000 refinancing of RiverHouse Apartments, a three building, 1,670 unit rental complex located in Arlington, VA.  The loan is interest only at LIBOR plus 1.28% (1.52% at December 31, 2015) and matures in 2025.  We realized net proceeds of approximately $43,000,000.  The property was previously encumbered by a 5.43%, $195,000,000 mortgage maturing in April 2015 and a $64,000,000 mortgage at LIBOR plus 1.53% maturing in 2018.

On June 2, 2015, we completed a $205,000,000 financing in connection with the acquisition of 150 West 34th Street.  The loan bears interest at LIBOR plus 2.25% (2.52% at December 31, 2015) and matures in 2018 with two one-year extension options.

On July 28, 2015, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property comprised of 855,000 square feet of office space and the 256,000 square foot Manhattan Mall.  The loan is interest only at LIBOR plus 1.65% (1.92% at December 31, 2015) and matures in July 2020.  We realized net proceeds of approximately $242,000,000.

On September 22, 2015, we upsized the loan on our 220 Central Park South development by $350,000,000 to $950,000,000.  The interest rate on the loan is LIBOR plus 2.00% (2.42% at December 31, 2015) and the final maturity date is 2020.  In connection with the upsizing, the standby commitment for a $500,000,000 mezzanine loan for this development has been terminated by payment of a $15,000,000 contractual termination fee, which was capitalized as a component of “development costs and construction in progress” on our consolidated balance sheet as of December 31, 2015.

On December 11, 2015, we completed a $375,000,000 refinancing of 888 Seventh Avenue, a 882,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.60% (1.92% at December 31, 2015) which was swapped for the term of the loan to a fixed rate of 3.15% and matures in December 2020.  We realized net proceeds of approximately $49,000,000.

On December 21, 2015, we completed a $450,000,000 financing of the retail condominium of the St. Regis Hotel and the adjacent retail town house located on Fifth Avenue at 55th Street.  The loan matures in December 2020, with two one-year extension options.  The loan is interest only at LIBOR plus 1.80% (2.19% at December 31, 2015) for the first three years, LIBOR plus 1.90% for years four and five, and LIBOR plus 2.00% during the extension periods.  We own a 74.3% controlling interest in the joint venture which owns the property.

Senior Unsecured Notes

On January 1, 2015, we redeemed all of the $500,000,000 principal amount of our outstanding 4.25% senior unsecured notes, which were scheduled to mature on April 1, 2015, at a redemption price of 100% of the principal amount plus accrued interest through December 31, 2014.

Unsecured Term Loan

On October 30, 2015, we entered into an unsecured delayed-draw term loan facility in the maximum amount of $750,000,000.  The facility matures in October 2018 with two one-year extension options.  The interest rate is LIBOR plus 1.15% (1.40% at December 31, 2015) with a fee of 0.20% per annum on the unused portion.  At closing, we drew $187,500,000.  The facility provides that the maximum amount available is twice the amount outstanding on April 29, 2016, limited to $750,000,000, and all draws must be made by October 2017.  This facility, together with the $950,000,000 development loan mentioned above, provides the funding for our 220 Central Park South development.

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

(Square feet in thousands)	New York		Washington, DC
	Office	Retail	Office
Quarter Ended December 31, 2015:
Total square feet leased	610	3	407
Our share of square feet leased	555	3	355
Initial rent(1)	$74.99	$1,185.79	$43.96
Weighted average lease term (years)	10.1	1.5	6.8
Second generation relet space:
Square feet	444	3	284
Cash basis:
Initial rent(1)	$75.52	$1,185.79	$44.54
Prior escalated rent	$61.69	$1,021.71	$45.30
Percentage increase (decrease)	22.4%	16.1%	(1.7%)
GAAP basis:
Straight-line rent(2)	$74.06	$1,189.25	$50.99
Prior straight-line rent	$58.94	$877.69	$50.62
Percentage increase	25.7%	35.5%	0.7%
Tenant improvements and leasing commissions:
Per square foot	$70.05	$47.69	$34.39
Per square foot per annum:	$6.94	$31.79	$5.06
Percentage of initial rent	9.2%	2.7%	11.5%

Year Ended December 31, 2015:
Total square feet leased	2,276	91	1,987
Our share of square feet leased	1,838	82	1,847
Initial rent(1)	$78.55	$917.59	$40.20
Weighted average lease term (years)	9.2	13.7	8.6
Second generation relet space:
Square feet	1,297	74	1,322
Cash basis:
Initial rent(1)	$78.89	$907.49	$40.12	(3)
Prior escalated rent	$66.21	$364.56	$43.99	(3)
Percentage increase (decrease)	19.1%	148.9%	(8.8%)	(3)
GAAP basis:
Straight-line rent(2)	$77.03	$1,056.66	$39.57	(3)
Prior straight-line rent	$62.73	$529.31	$43.08	(3)
Percentage increase (decrease)	22.8%	99.6%	(8.2%)	(3)
Tenant improvements and leasing commissions:
Per square foot	$69.36	$688.42	$55.14
Per square foot per annum:	$7.54	$50.25	$6.41
Percentage of initial rent	9.6%	5.5%	15.9%

See notes on the following page.

Overview - continued

Leasing Activity - continued

(Square feet in thousands)		New York		Washington, DC
		Office	Retail	Office
Year Ended December 31, 2014:
	Total square feet leased	3,973	119	1,817
	Our share of square feet leased:	3,416	114	1,674
	Initial rent (1)	$66.78	$327.38	$38.57
	Weighted average lease term (years)	11.3	11.2	8.2
	Second generation relet space:
	Square feet	2,550	92	1,121
	Cash basis:
	Initial rent (1)	$68.18	$289.74	$38.57
	Prior escalated rent	$60.50	$206.62	$41.37
	Percentage increase (decrease)	12.7%	40.2%	(6.8%)
	GAAP basis:
	Straight-line rent(2)	$67.44	$331.33	$36.97
	Prior straight-line rent	$56.76	$204.15	$38.25
	Percentage increase (decrease)	18.8%	62.3%	(3.3%)
	Tenant improvements and leasing commissions:
	Per square foot	$75.89	$110.60	$46.77
	Per square foot per annum:	$6.72	$9.88	$5.70
	Percentage of initial rent	10.1%	3.0%	14.8%

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
(3)

Excluding 371 square feet of leasing activity with the U.S. Marshals Service (of which 293 square feet are second generation relet space), the initial rent and prior escalated rent on a cash basis was $42.43 and $43.96 per square foot, respectively (3.5% decrease), and the initial rent and prior escalated rent on a GAAP basis was $42.30 and $43.89 per square foot, respectively (3.6% decrease).

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2015:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	35	21,288	17,627	96.3%
Retail	65	2,641	2,418	96.2%
Residential - 1,711 units	11	1,561	827	94.1%
Alexander's - 296 units	7	2,419	784	99.7%
Hotel Pennsylvania	1	1,400	1,400
		29,309	23,056	96.4%

Washington, DC:
Office, excluding the Skyline Properties	49	13,136	10,781	90.0%
Skyline Properties	8	2,648	2,648	50.1%
Total Office	57	15,784	13,429	82.1%
Residential - 2,414 units	7	2,597	2,455	96.1%
Other	7	597	597	100.0%
		18,978	16,481	84.8%

Other:
theMart	2	3,658	3,649	98.5%
555 California Street	3	1,736	1,215	93.3%
Other	2	763	763	100.0%
		6,157	5,627

Total square feet at December 31, 2015		54,444	45,164

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2014:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	30	20,154	16,622	96.9%
Retail	56	2,469	2,173	96.5%
Residential - 1,678 units	9	1,518	785	95.2%
Alexander's	6	2,178	706	99.7%
Hotel Pennsylvania	1	1,400	1,400
		27,719	21,686	96.9%

Washington, DC:
Office, excluding the Skyline Properties	50	13,184	10,806	87.4%
Skyline Properties	8	2,648	2,648	53.5%
Total Office	58	15,832	13,454	80.7%
Residential - 2,414 units	7	2,597	2,455	97.4%
Other	6	384	384	100.0%
		18,813	16,293	83.6%

Other:
theMart	1	3,587	3,578	94.7%
555 California Street	3	1,801	1,261	97.6%
Other	2	672	672	100.0%
		6,060	5,511

Total square feet at December 31, 2014		52,592	43,490

Overview - continued

Washington, DC Segment

Comparable EBITDA for the year ended December 31, 2015, was $3,467,000 behind last year.

We expect that Washington’s 2016 comparable EBITDA will be approximately $7,000,000 to $11,000,000 lower than 2015, comprised of:

(i)            core business being flat to $4,000,000 higher, offset by,

(ii)          occupancy of Skyline properties declining further, decreasing EBITDA by approximately $6,500,000, and

(iii)         1726 M Street and 1150 17th Street being taken out of service (to prepare for the development in the future of a new Class A trophy office building) decreasing EBITDA by approximately $4,500,000.

Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 393,000 square feet has been taken out of service for redevelopment and 1,372,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of December 31, 2015.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Resolved:
Relet as of December 31, 2015	$37.67	1,337,000	864,000	389,000	84,000
Leases pending	39.98	35,000	25,000	10,000	-
Taken out of service for redevelopment		393,000	393,000	-	-
		1,765,000	1,282,000	399,000	84,000

To be resolved:
Vacated as of December 31, 2015	34.89	610,000	134,000	412,000	64,000
Expiring in 2016	41.87	20,000	20,000	-	-
		630,000	154,000	412,000	64,000

Total square feet subject to BRAC		2,395,000	1,436,000	811,000	148,000

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

As of December 31, 2015 and 2014, the carrying amounts of real estate, net of accumulated depreciation, were $14.7 billion and $13.7 billion, respectively.  As of December 31, 2015 and 2014, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) were $227,901,000 and $225,155,000, respectively, and the carrying amounts of identified intangible liabilities, a component of “deferred revenue” on our consolidated balance sheets, were $318,148,000 and $328,201,000, respectively.

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

As of December 31, 2015 and 2014, the carrying amounts of investments in partially owned entities were $1.6 billion and $1.2 billion, respectively.

Critical Accounting Policies – continued

Allowance for Doubtful Accounts

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($11,908,000 and $12,210,000 as of December 31, 2015 and 2014, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($2,751,000 and $3,188,000 as of December 31, 2015 and 2014, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

Net Income and EBITDA by Segment for the Years Ended December 31, 2015, 2014 and 2013

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)	For the Year Ended December 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$2,502,267	$1,695,925		$532,812		$273,530
Total expenses	1,742,019	1,032,015		390,921		319,083
Operating income (loss)	760,248	663,910		141,891		(45,553)
(Loss) income from partially owned entities	(12,630)	655		(5,083)		(8,202)
Income from real estate fund investments	74,081	-		-		74,081
Interest and other investment income (loss), net	26,978	7,722		(262)		19,518
Interest and debt expense	(378,025)	(194,278)		(68,727)		(115,020)
Net gain on disposition of wholly owned and partially
owned assets	251,821	142,693		102,404		6,724
Income (loss) before income taxes	722,473	620,702		170,223		(68,452)
Income tax benefit (expense)	84,695	(4,379)		(317)		89,391
Income from continuing operations	807,168	616,323		169,906		20,939
Income from discontinued operations	52,262	-		-		52,262
Net income	859,430	616,323		169,906		73,201
Less net income attributable to noncontrolling interests	(98,996)	(13,022)		-		(85,974)
Net income (loss) attributable to Vornado	760,434	603,301		169,906		(12,773)
Interest and debt expense(2)	469,843	248,724		82,386		138,733
Depreciation and amortization(2)	664,637	394,028		179,788		90,821
Income tax (benefit) expense(2)	(85,379)	4,766		(1,610)		(88,535)
EBITDA(1)	$1,809,535	$1,250,819	(3)	$430,470	(4)	$128,246	(5)

(Amounts in thousands)	For the Year Ended December 31, 2014
	Total	New York		Washington, DC		Other
Total revenues	$2,312,512	$1,520,845		$537,151		$254,516
Total expenses	1,622,619	946,466		358,019		318,134
Operating income (loss)	689,893	574,379		179,132		(63,618)
(Loss) income from partially owned entities	(59,861)	20,701		(3,677)		(76,885)
Income from real estate fund investments	163,034	-		-		163,034
Interest and other investment income, net	38,752	6,711		183		31,858
Interest and debt expense	(412,755)	(183,427)		(75,395)		(153,933)
Net gain on disposition of wholly owned and partially
owned assets	13,568	-		-		13,568
Income (loss) before income taxes	432,631	418,364		100,243		(85,976)
Income tax expense	(9,281)	(4,305)		(242)		(4,734)
Income (loss) from continuing operations	423,350	414,059		100,001		(90,710)
Income from discontinued operations	585,676	463,163		-		122,513
Net income	1,009,026	877,222		100,001		31,803
Less net income attributable to noncontrolling interests	(144,174)	(8,626)		-		(135,548)
Net income (loss) attributable to Vornado	864,852	868,596		100,001		(103,745)
Interest and debt expense(2)	654,398	241,959		89,448		322,991
Depreciation and amortization(2)	685,973	324,239		145,853		215,881
Income tax expense(2)	24,248	4,395		288		19,565
EBITDA(1)	$2,229,471	$1,439,189	(3)	$335,590	(4)	$454,692	(5)

____________________________

See notes on pages 51 and 52.

Net Income and EBITDA by Segment for the Years Ended December 31, 2015, 2014 and 2013 - continued

(Amounts in thousands)	For the Year Ended December 31, 2013
	Total	New York		Washington, DC		Other
Total revenues	$2,299,176	$1,470,907		$541,161		$287,108
Total expenses	1,624,625	910,498		347,686		366,441
Operating income (loss)	674,551	560,409		193,475		(79,333)
(Loss) income from partially owned entities	(340,882)	15,527		(6,968)		(349,441)
Income from real estate fund investments	102,898	-		-		102,898
Interest and other investment (loss) income, net	(24,887)	5,357		129		(30,373)
Interest and debt expense	(425,782)	(181,966)		(102,277)		(141,539)
Net gain on disposition of wholly owned and partially
owned assets	2,030	-		-		2,030
(Loss) income before income taxes	(12,072)	399,327		84,359		(495,758)
Income tax benefit (expense)	8,717	(2,794)		14,031		(2,520)
(Loss) income from continuing operations	(3,355)	396,533		98,390		(498,278)
Income from discontinued operations	568,095	160,314		-		407,781
Net income (loss)	564,740	556,847		98,390		(90,497)
Less net income attributable to noncontrolling interests	(88,769)	(10,786)		-		(77,983)
Net income (loss) attributable to Vornado	475,971	546,061		98,390		(168,480)
Interest and debt expense(2)	758,781	236,645		116,131		406,005
Depreciation and amortization(2)	732,757	293,974		142,409		296,374
Income tax expense (benefit)(2)	26,371	3,002		(15,707)		39,076
EBITDA(1)	$1,993,880	$1,079,682	(3)	$341,223	(4)	$572,975	(5)

____________________________

See notes on pages 51 and 52.

Net Income and EBITDA by Segment for the Years Ended December 31, 2015, 2014 and 2013 - continued

Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." We consider EBITDA a non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2015	2014	2013
	Office(a)	$661,579	$622,818	$612,009
	Retail(b)	358,379	281,428	246,808
	Residential	22,266	21,907	20,420
	Alexander's	42,858	41,746	42,210
	Hotel Pennsylvania	23,044	30,753	30,723
	Net gains on sale of real estate(c)	142,693	440,537	127,512
	Total New York	$1,250,819	$1,439,189	$1,079,682

	(a)

2015, 2014, and 2013 includes EBITDA from discontinued operations and other items that affect comparability, aggregating $28,846, $34,520, and $48,975, respectively. Excluding these items, EBITDA was $632,733, $588,298, and $563,034, respectively.

	(b)

2014 and 2013 includes EBITDA from discontinued operations and other items that affect comparability, aggregating $1,751 and $934, respectively. Excluding these items, EBITDA was $279,677 and $245,874, respectively.

	(c)	Net gains on sale of real estate are related to 20 Broad Street in 2015, 1740 Broadway in 2014, and 866 UN Plaza in 2013.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2015	2014	2013
	Office, excluding the Skyline properties	$264,864	$266,859	$268,373
	Skyline properties	24,224	27,150	29,499
	Net gain on sale of 1750 Pennsylvania Avenue	102,404	-	-
	Total Office	391,492	294,009	297,872
	Residential	38,978	41,581	43,351
	Total Washington, DC	$430,470	$335,590	$341,223

Net Income and EBITDA by Segment for the Years Ended December 31, 2015, 2014 and 2013 - continued

Notes to preceding tabular information:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2015	2014	2013
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$8,611	$8,056	$7,752
	Net realized/unrealized gains on investments	14,657	37,535	23,489
	Carried interest	10,696	24,715	18,230
	Total	33,964	70,306	49,471
	Mart ("theMart") and trade shows	79,159	79,636	74,270
	555 California Street	49,975	48,844	42,667
	India real estate ventures	3,933	6,434	5,841
	Our share of Toys(a)	2,500	103,632	(12,081)
	Other investments	38,141	16,896	45,856
		207,672	325,748	206,024
	Corporate general and administrative expenses(b)(c)	(106,416)	(94,929)	(94,904)
	Investment income and other, net(b)	26,385	31,665	46,525
	Gains on sale of partially owned entities and other	37,666	13,000	-
	UE and residual retail properties discontinued operations	28,314	245,679	541,516
	Our share of impairment loss on India real estate ventures	(14,806)	(5,771)	-
	Acquisition and transaction related costs	(12,511)	(16,392)	(24,857)
	Net gain on sale of marketable securities, land parcels and residential condominiums	6,724	13,568	56,868
	Impairment loss and loan loss reserve on investment in Suffolk Downs	(1,551)	(10,263)	-
	Losses from the disposition of investment in J.C. Penney	-	-	(127,888)
	Severance costs (primarily reduction in force at theMart)	-	-	(5,492)
	Net income attributable to noncontrolling interests in the Operating Partnership	(43,231)	(47,613)	(24,817)
		$128,246	$454,692	$572,975

	(a)

As a result of our investment being reduced to zero, we suspended equity method accounting in the third quarter of 2014.  The years ended December 31, 2014 and 2013 include an impairment loss of $75,196 and $240,757, respectively.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $111, $11,557 and $10,636 for the years ended December 31, 2015, 2014 and 2013, respectively.

	(c)

The year ended December 31, 2015 includes $6,217 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65. The accelerated expense will result in lower general and administrative expense for 2016 of $2,940 and $3,277 thereafter.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding discontinued operations and other items that affect comparability.

	For the Year Ended December 31,
	2015	2014	2013
Region:
New York City metropolitan area	71%	68%	66%
Washington, DC / Northern Virginia area	21%	23%	25%
Chicago, IL	5%	6%	6%
San Francisco, CA	3%	3%	3%
	100%	100%	100%

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014

Revenues

Our revenues, which consist of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $2,502,267,000 in the year ended December 31, 2015, compared to $2,312,512,000 in the prior year, an increase of $189,755,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York		Washington, DC	Other
Property rentals:
Acquisitions and other	$60,671	$62,316	(1)	$(1,645)	$-
Development and redevelopment	55,559	52,547	(2)	142	2,870
Hotel Pennsylvania	(6,501)	(6,501)		-	-
Trade shows	2,195	-		-	2,195
Same store operations	53,175	46,024		(625)	7,776
	165,099	154,386		(2,128)	12,841

Tenant expense reimbursements:
Acquisitions and other	4,867	5,098	(1)	(231)	-
Development and redevelopment	2,863	2,904	(2)	(41)	-
Same store operations	7,427	4,046		(289)	3,670
	15,157	12,048		(561)	3,670

Fee and other income:
BMS cleaning fees	(3,545)	(4,271)		-	726
Management and leasing fees	(3,123)	(2,509)		(480)	(134)
Lease termination fees	10,307	12,207		(1,900)	-
Other income	5,860	3,219		730	1,911
	9,499	8,646		(1,650)	2,503

Total increase (decrease) in revenues	$189,755	$175,080		$(4,339)	$19,014

(1)	Includes the acquisitions of 33-00 Northern Boulevard (Center Building), 260 Eleventh Avenue, 697-703 Fifth Avenue (St. Regis - retail) and 150 West 34th Street.
(2)	Primarily 330 West 34th Street, 7 West 34th Street and 1535 Broadway (Marriott Marquis - retail and signage).

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,742,019,000 in the year ended December 31, 2015, compared to $1,622,619,000 in the prior year, an increase of $119,400,000.  Below are the details of the increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York		Washington, DC	Other
Operating:
Acquisitions and other	$10,242	$11,729	(1)	$(1,487)	$-
Development and redevelopment	19,760	14,289	(2)	1,449	4,023
Non-reimbursable expenses, including
bad-debt reserves	(3,397)	(3,026)		(538)	167
Hotel Pennsylvania	915	915		-	-
Trade shows	249	-		-	249
BMS expenses	(2,963)	(4,229)		-	1,266
Same store operations	32,831	22,719		1,337	8,776
	57,638	42,396		761	14,481

Depreciation and amortization:
Acquisitions and other	34,262	34,816	(1)	(554)	-
Development and redevelopment	17,014	(6,120)	(2)	30,599	(7,465)
Same store operations	10,373	7,910		3,384	(921)
	61,649	36,606		33,429	(8,386)

General and administrative:
Mark-to-market of deferred compensation
plan liability	(11,446)	-		-	(11,446)	(3)
Same store operations	17,483	6,547	(4)	(1,288)	12,224	(5)
	6,037	6,547		(1,288)	778

Acquisition and transaction related costs	(5,924)	-		-	(5,924)

Total increase in expenses	$119,400	$85,549		$32,902	$949

(1)	Includes the acquisitions of 33-00 Northern Boulevard (Center Building), 260 Eleventh Avenue, 697-703 Fifth Avenue (St. Regis - retail) and 150 West 34th Street.
(2)	Primarily 330 West 34th Street, 7 West 34th Street and 1535 Broadway (Marriott Marquis - retail and signage).
(3)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income (loss), net” on our consolidated statements of income.

(4)

Results primarily from (i) the acceleration of the recognition of compensation expense of $1,555 related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they fully vest at age 65.  The accelerated expense will result in lower general and administrative expense for 2016 of $706 and $849 thereafter; and (ii) higher payroll and related costs.

(5)

Results primarily from (i) the acceleration of the recognition of compensation expense of $6,217 related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they fully vest at age 65.  The accelerated expense will result in lower general and administrative expense for 2016 of $2,940 and $3,277 thereafter; (ii) higher payroll and related costs of $2,900; and (iii) higher professional fees and other of $2,400.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	Percentage
	Ownership at	For the Year Ended December 31,
	December 31, 2015	2015	2014
Equity in Net Income (Loss):
Alexander's	32.4%	$31,078	$30,009
Partially owned office buildings (1)	Various	(23,556)	93
India real estate ventures (2)	4.1%-36.5%	(18,746)	(8,309)
PREIT	8.1%	(7,450)	-
UE	5.4%	4,394	-
Toys (3)	32.5%	2,500	(73,556)
Other investments (4)	Various	(850)	(8,098)
		$(12,630)	$(59,861)

(1)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.  In 2015, we recognized net losses of $39,600 from our 666 Fifth Avenue (Office) joint venture as a result of our share of depreciation expense.  Also in 2015, we recognized our $12,800 share of a write-off of a below market lease liability related to a tenant vacating at 650 Madison Avenue.  In 2014, we recognized our $14,500 share of accelerated depreciation from our West 57th Street joint ventures in connection with the change in estimated useful life of those properties.

(2)		Includes a $14,806 and $5,771 non-cash impairment loss in 2015 and 2014, respectively.
(3)

For the year ended December 31, 2015, we recognized net income of $2,500 from our investment in Toys, representing management fees earned and received, compared to a net loss of $73,556 for the year ended December 31, 2014, which was primarily due to a $75,196 non-cash impairment loss.

(4)

Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others. In 2014, we recognized a $10,263 non-cash charge, comprised of a $5,959 impairment loss and a $4,304 loan loss reserve, on our equity and debt investments in Suffolk Downs.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014
Net investment income	$16,329	$12,895
Net realized gains on exited investments	2,757	76,337
Net unrealized gains on held investments	54,995	73,802
Income from real estate fund investments	74,081	163,034
Less income attributable to noncontrolling interests	(40,117)	(92,728)
Income from real estate fund investments attributable to Vornado (1)	$33,964	$70,306

(1)

Excludes management and leasing fees of $2,939 and $2,562 in the years ended December 31, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income, net

Interest and other investment income, net was $26,978,000 in the year ended December 31, 2015, compared to $38,752,000 in the prior year, a decrease in income of $11,774,000.  This decrease resulted primarily from a decrease in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in “general and administrative” expenses on our consolidated statements of income).

Interest and Debt Expense

Interest and debt expense was $378,025,000 in the year ended December 31, 2015, compared to $412,755,000 in the prior year, a decrease of $34,730,000. This decrease was primarily due to (i) $26,652,000 of interest savings from the redemption of the $445,000,000 principal amount of the outstanding 7.875% senior unsecured notes during the fourth quarter of 2014, (ii) $21,375,000 of interest savings from the redemption of the $500,000,000 principal amount of the outstanding 4.25% senior unsecured notes on January 1, 2015, partially offset by (iii) $5,297,000 of interest expense from the issuance of $450,000,000 of 2.50% senior unsecured notes in June 2014, (iv) $5,182,000 of interest expense from the current year’s financings of 150 West 34th Street and the Center Building, and (v) $3,481,000 of lower capitalized interest.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $251,821,000 in the year ended December 31, 2015, $142,693,000 from the net gain on sale of 20 Broad Street, $102,404,000 from the net gain on sale of 1750 Pennsylvania Avenue and $6,724,000 from the sale of residential condominiums, compared to $13,568,000 in the year ended December 31, 2014, from the sale of residential condominiums and a land parcel.

Income Tax Benefit (Expense)

In the year ended December 31, 2015, we had an income tax benefit of $84,695,000, compared to an expense of $9,281,000 in the prior year, a decrease in expense of $93,976,000.  This decrease in expense resulted primarily from the reversal of the valuation allowances against certain of our deferred tax assets, as we have concluded that it is more-likely than not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014
Total revenues	$27,831	$395,786
Total expenses	17,651	274,107
	10,180	121,679
Net gains on sales of real estate	65,396	507,192
Transaction related costs (primarily UE spin off)	(22,972)	(14,956)
Impairment losses	(256)	(26,518)
Pretax income from discontinued operations	52,348	587,397
Income tax expense	(86)	(1,721)
Income from discontinued operations	$52,262	$585,676

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $55,765,000 in the year ended December 31, 2015, compared to $96,561,000 in the prior year, a decrease of $40,796,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $43,231,000 in the year ended December 31, 2015, compared to $47,613,000 in the prior year, a decrease of $4,382,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $80,578,000 in the year ended December 31, 2015, compared to $81,464,000 in the prior year, a decrease of $886,000.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store EBITDA on a cash basis (which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments).  We present these non-GAAP financial measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the year ended December 31, 2015, compared to the year ended December 31, 2014.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the year ended December 31, 2015	$1,250,819		$430,470
Add-back:
Non-property level overhead expenses included above	35,026		26,051
Less EBITDA from:
Acquisitions	(61,369)		-
Dispositions, including net gains on sale	(169,362)		(108,015)
Properties taken out-of-service for redevelopment	(71,705)		2,271
Other non-operating income	(17,692)		(5,747)
Same store EBITDA for the year ended December 31, 2015	$965,717		$345,030

EBITDA for the year ended December 31, 2014	$1,439,189		$335,590
Add-back:
Non-property level overhead expenses included above	28,479		27,339
Less EBITDA from:
Acquisitions	(4,141)		-
Dispositions, including net gains on sale	(476,465)		(9,302)
Properties taken out-of-service for redevelopment	(26,832)		621
Other non-operating income	(8,815)		(5,445)
Same store EBITDA for the year ended December 31, 2014	$951,415		$348,803

Increase (decrease) in same store EBITDA -
Year ended December 31, 2015 vs. December 31, 2014	$14,302	(1)	$(3,773)	(3)

% increase (decrease) in same store EBITDA	1.5%	(2)	(1.1%)

See notes on following page.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Notes to preceding tabular information:

New York:

(1)    The $14,302,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $13,688,000 and $6,519,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $7,709,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage, partially offset by lower management and leasing fees and higher operating expenses, net of reimbursements.

(2)     Excluding Hotel Pennsylvania, same store EBITDA increased by 2.4%.

Washington, DC:

(3)    The $3,773,000 decrease in Washington, DC same store EBITDA resulted primarily from higher net operating expenses of $2,088,000, lower fee and other income of $942,000, and lower management and leasing fees of $480,000.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the year ended December 31, 2015	$965,717		$345,030
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(131,561)		(25,617)
Cash basis same store EBITDA for the year ended December 31, 2015	$834,156		$319,413

Same store EBITDA for the year ended December 31, 2014	$951,415		$348,803
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(119,842)		(7,828)
Cash basis same store EBITDA for the year ended December 31, 2014	$831,573		$340,975

Increase (decrease) in cash basis same store EBITDA -
Year ended December 31, 2015 vs. December 31, 2014	$2,583		$(21,562)

% increase (decrease) in cash basis same store EBITDA	0.3%	(1)	(6.3%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.3% on a cash basis.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $2,312,512,000 in the year ended December 31, 2014, compared to $2,299,176,000 in the year ended December 31, 2013, an increase of $13,336,000. Excluding decreases of $36,369,000 related to the Cleveland Medical Mart development project in 2013 and $23,992,000 from the deconsolidation of Independence Plaza, revenues increased by $73,697,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total		New York		Washington, DC	Other
Property rentals:
Acquisitions and other	$15,600		$18,232		$(1,353)	$(1,279)
Deconsolidation of Independence Plaza(1)	(23,992)		(23,992)		-	-
Development and redevelopment	(9,229)		229		(2,274)	(7,184)
Same store operations	48,703		37,288		(2,913)	14,328
	31,082		31,757		(6,540)	5,865

Tenant expense reimbursements:
Acquisitions and other	1,448		768		874	(194)
Development and redevelopment	(2,123)		(1,650)		94	(567)
Same store operations	19,663		17,367		(944)	3,240
	18,988		16,485		24	2,479

Cleveland Medical Mart development project	(36,369)	(2)	-		-	(36,369)	(2)

Fee and other income:
BMS cleaning fees	19,152		19,358		-	(206)	(3)
Management and leasing fees	(3,167)		(862)		(2,769)	464
Lease termination fees	(16,267)		(17,093)	(4)	4,138	(3,312)
Other income	(83)		293		1,137	(1,513)
	(365)		1,696		2,506	(4,567)

Total increase (decrease) in revenues	$13,336		$49,938		$(4,010)	$(32,592)

(1)

On June 7, 2013, we sold an 8.65% economic interest in our investment of Independence Plaza, which reduced our economic interest to 50.1%.  As a result, we determined that we were no longer the primary beneficiary of the VIE and accordingly, we deconsolidated the operations of the property on June 7, 2013 and began accounting for our investment under the equity method.

(2)	Due to the completion of the project. This decrease in revenue is substantially offset by a decrease in development costs expensed in the period. See note (4) on page 61.
(3)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (3) on page 61.
(4)	Primarily due to a $19,500 termination fee from a tenant at 1290 Avenue of the Americas recognized during 2013.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,622,619,000 in the year ended December 31, 2014, compared to $1,624,625,000 in the year ended December 31, 2013, a decrease of $2,006,000.  Excluding expenses of $32,210,000 related to the Cleveland Medical Mart development project in 2013 and $25,899,000 from the deconsolidation of Independence Plaza, expenses increased by $56,103,000.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)
(Decrease) increase due to:	Total		New York	Washington, DC	Other
Operating:
Acquisitions and other	$334		$336	$1,466	$(1,468)
Deconsolidation of Independence Plaza(1)	(9,592)		(9,592)	-	-
Development and redevelopment	(12,124)		(4,374)	(1,113)	(6,637)
Non-reimbursable expenses, including
bad-debt reserves	99		1,301	-	(1,202)
BMS expenses	11,813		12,019	-	(206)	(3)
Same store operations	34,516		27,118	4,469	2,929
	25,046		26,808	4,822	(6,584)

Depreciation and amortization:
Acquisitions and other	10,660		9,836	835	(11)
Deconsolidation of Independence Plaza(1)	(16,307)		(16,307)	-	-
Development and redevelopment	19,672		23,488	(649)	(3,167)
Same store operations	5,651		(7,130)	5,046	7,735
	19,676		9,887	5,232	4,557

General and administrative:
Mark-to-market of deferred compensation
plan liability (2)	921		-	-	921
Non-same store	(5,408)		-	(5)	(5,403)
Same store operations	(3,609)		(727)	284	(3,166)
	(8,096)		(727)	279	(7,648)

Cleveland Medical Mart development project	(32,210)	(4)	-	-	(32,210)	(4)

Impairment losses, acquisition related costs
and tenant buy-outs	(6,422)		-	-	(6,422)

Total (decrease) increase in expenses	$(2,006)		$35,968	$10,333	$(48,307)

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

(3)	Represents the change in the elimination of intercompany fees from operating segments upon consolidation. See note (3) on page 60.
(4)	Due to the completion of the project. This decrease in expense is offset by the decrease in development revenue in the period. See note (2) on page 60.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the years ended December 31, 2014 and 2013.

(Amounts in thousands)	Percentage
	Ownership at	For the Year Ended December 31,
	December 31, 2014	2014	2013
Equity in Net (Loss) Income:
Toys(1)	32.6%	$(73,556)	$(362,377)
Alexander's	32.4%	30,009	24,402
India real estate ventures(2)	4.1%-36.5%	(8,309)	(3,533)
Partially owned office buildings(3)	Various	93	(4,212)
LNR(4)	n/a	-	18,731
Lexington(5)	n/a	-	(979)
Other investments(6)	Various	(8,098)	(12,914)
		$(59,861)	$(340,882)

(1)

For the year ended December 31, 2014, we recognized a net loss of $73,556, which was primarily due to a $75,196 non-cash impairment loss, compared to a net loss of $362,377 for the year ended December 31, 2013, which includes our $128,919 share of Toys’ net loss and $240,757 of non-cash impairment losses.

(2)		Includes a $5,771 non-cash impairment loss in 2014.
(3)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue and others.  In 2014, we recognized our $14,500 share of accelerated depreciation from our West 57th Street joint ventures in connection with the change in estimated useful life of those properties.

(4)		In 2013, we recognized net income of $18,731, comprised of (i) $42,186 for our share of LNR’s net income and (ii) a $27,231 non-cash impairment loss and (iii) a $3,776 net gain on sale.
(5)		In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable security - available for sale.
(6)

Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others. In 2014, we recognized a $10,263 non-cash charge, comprised of a $5,959 impairment loss and a $4,304 loan loss reserve, on our equity and debt investments in Suffolk Downs.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the years ended December 31, 2014 and 2013.

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013
Net investment income	$12,895	$8,943
Net realized gains on exited investments	76,337	8,184
Net unrealized gains on held investments	73,802	85,771
Income from real estate fund investments	163,034	102,898
Less income attributable to noncontrolling interests	(92,728)	(53,427)
Income from real estate fund investments attributable to Vornado (1)	$70,306	$49,471

(1)

Excludes management and leasing fees of $2,562 and $2,721 in the years ended December 31, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income (Loss), net

Interest and other investment income (loss), net, was income of $38,752,000 in the year ended December 31, 2014, compared to a loss of $24,887,000 in the prior year, an increase in income of $63,639,000. This increase resulted from:

(Amounts in thousands)
Losses from the disposition of investment in J.C. Penney in 2013	$72,974
Lower average loans receivable balances in 2014	(14,576)
Higher dividends on marketable securities	1,261
Increase in the value of investments in our deferred compensation plan (offset by a corresponding increase
in the liability for plan assets in general and administrative expenses)	921
Other, net	3,059
$63,639

Interest and Debt Expense

Interest and debt expense was $412,755,000 in the year ended December 31, 2014, compared to $425,782,000 in the year ended December 31, 2013, a decrease of $13,027,000.  This decrease was primarily due to (i) $20,483,000 of higher capitalized interest and (ii) $18,568,000 of interest savings from the restructuring of the Skyline properties mortgage loan in the fourth quarter of 2013, partially offset by (iii) $13,287,000 of interest expense from the $600,000,000 financing of our 220 Central Park South development site in January 2014, (iv) $6,265,000 of interest expense from the issuance of the $450,000,000 2.50% senior unsecured notes in June 2014, and (v) $5,589,000 of defeasance cost in connection with the refinancing of 909 Third Avenue.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

Net gain on disposition of wholly owned and partially owned assets was $13,568,000 in year ended December 31, 2014, primarily from the sale of residential condominiums and a land parcel, compared to $2,030,000 in the year ended December 31, 2013, primarily from net gains from the sale of marketable securities, land parcels (including Harlem Park), and residential condominiums aggregating $56,868,000, partially offset by a $54,914,000 net loss on sale of J.C. Penney common shares.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Income Tax Benefit (Expense)

In the year ended December 31, 2014, we had an income tax expense of $9,281,000, compared to a benefit of $8,717,000 in the year ended December 31, 2013, an increase in expense of $17,998,000. This increase resulted primarily from a reversal of previously accrued deferred tax liabilities in the prior year due to a change in the effective tax rate resulting from an amendment of the Washington, DC Unincorporated Business Tax Statute.

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the years ended December 31, 2014 and 2013.

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013
Total revenues	$395,786	$502,061
Total expenses	274,107	310,364
	121,679	191,697
Net gains on sales of real estate	507,192	414,502
Impairment losses	(26,518)	(37,170)
Transaction related costs (primarily UE spin off)	(14,956)	-
Net gain on sale of asset other than real estate	-	1,377
Pretax income from discontinued operations	587,397	570,406
Income tax expense	(1,721)	(2,311)
Income from discontinued operations	$585,676	$568,095

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $96,561,000 in the year ended December 31, 2014, compared to $63,952,000 in the year ended December 31, 2013, an increase of $32,609,000.  This increase resulted primarily from higher net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $47,613,000 in the year ended December 31, 2014, compared to $24,817,000 in the year ended December 31, 2013, an increase of $22,796,000.  This increase resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $81,464,000 in the year ended December 31, 2014, compared to $82,807,000 in the year ended December 31, 2013, a decrease of $1,343,000.  This decrease resulted primarily from the redemption of $262,500,000 of 6.75% Series F and Series H cumulative redeemable preferred shares in February 2013.

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

(Amounts in thousands)	New York		Washington, DC
EBITDA for the year ended December 31, 2014	$1,439,189		$335,590
Add-back:
Non-property level overhead expenses included above	28,479		27,339
Less EBITDA from:
Acquisitions	(33,917)		-
Dispositions, including net gains on sale	(476,247)		(9,302)
Properties taken out-of-service for redevelopment	(26,056)		(1,432)
Other non-operating income	(9,013)		(5,446)
Same store EBITDA for the year ended December 31, 2014	$922,435		$346,749

EBITDA for the year ended December 31, 2013	$1,079,682		$341,223
Add-back:
Non-property level overhead expenses included above	29,206		27,060
Less EBITDA from:
Acquisitions	(4,764)		-
Dispositions, including net gains on sale	(172,693)		(7,388)
Properties taken out-of-service for redevelopment	(20,013)		(4,056)
Other non-operating income	(31,522)		(1,129)
Same store EBITDA for the year ended December 31, 2013	$879,896		$355,710

Increase (decrease) in same store EBITDA -
Year ended December 31, 2014 vs. December 31, 2013	$42,539	(1)	$(8,961)	(3)

% increase (decrease) in same store EBITDA	4.8%	(2)	(2.5%)

See notes on following page.

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013 - continued

Notes to preceding tabular information:

New York:

(1)    The $42,539,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $29,324,000 and $13,159,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage, partially offset by higher operating expenses, net of reimbursements.

(2)     Excluding Hotel Pennsylvania, same store EBITDA increased by 5.0%.

Washington, DC:

(3)     The $8,961,000 decrease in Washington, DC same store EBITDA resulted primarily from lower rental revenue of $2,913,000, lower management and leasing fee income of $2,769,000 and higher operating expenses of $4,534,000, partially offset by an increase in other income of $1,541,000.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the year ended December 31, 2014	$922,435		$346,749
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(105,955)		(7,770)
Cash basis same store EBITDA for the year ended December 31, 2014	$816,480		$338,979

Same store EBITDA for the year ended December 31, 2013	$879,896		$355,710
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(121,271)		(5,883)
Cash basis same store EBITDA for the year ended December 31, 2013	$758,625		$349,827

Increase (decrease) in cash basis same store EBITDA -
Year ended December 31, 2014 vs. December 31, 2013	$57,855		$(10,848)

% increase (decrease) in cash basis same store EBITDA	7.6%	(1)	(3.1%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 8.0% on a cash basis.

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2015 and 2014

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended December 31, 2015 and 2014.

(Amounts in thousands)	For the Three Months Ended December 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$651,581	$452,717		$131,284		$67,580
Total expenses	443,878	265,152		97,149		81,577
Operating income (loss)	207,703	187,565		34,135		(13,997)
Loss from partially owned entities	(3,921)	(868)		(1,500)		(1,553)
Income from real estate fund investments	21,959	-		-		21,959
Interest and other investment income (loss), net	7,360	2,080		(322)		5,602
Interest and debt expense	(98,915)	(51,274)		(16,504)		(31,137)
Net gain on disposition of wholly owned and partially owned
owned assets	146,924	142,693		-		4,231
Income (loss) before income taxes	281,110	280,196		15,809		(14,895)
Income tax benefit (expense)	450	(1,194)		(238)		1,882
Income (loss) from continuing operations	281,560	279,002		15,571		(13,013)
Income from discontinued operations	1,984	-		-		1,984
Net income (loss)	283,544	279,002		15,571		(11,029)
Less net income attributable to noncontrolling interests	(32,437)	(6,382)		-		(26,055)
Net income (loss) attributable to Vornado	251,107	272,620		15,571		(37,084)
Interest and debt expense(2)	121,118	64,347		19,973		36,798
Depreciation and amortization(2)	170,733	105,131		43,101		22,501
Income tax (benefit) expense(2)	(30)	1,398		246		(1,674)
EBITDA(1)	$542,928	$443,496	(3)	$78,891	(4)	$20,541	(5)

(Amounts in thousands)	For the Three Months Ended December 31, 2014
	Total	New York		Washington, DC		Other
Total revenues	$597,010	$400,159		$133,506		$63,345
Total expenses	423,765	243,739		92,720		87,306
Operating income (loss)	173,245	156,420		40,786		(23,961)
Income from partially owned entities	18,815	4,329		1,248		13,238
Income from real estate fund investments	20,616	-		-		20,616
Interest and other investment income, net	9,938	1,822		90		8,026
Interest and debt expense	(111,713)	(48,457)		(18,703)		(44,553)
Net gain on disposition of wholly owned and partially
owned assets	363	-		-		363
Income (loss) before income taxes	111,264	114,114		23,421		(26,271)
Income tax expense	(2,498)	(1,308)		(196)		(994)
Income (loss) from continuing operations	108,766	112,806		23,225		(27,265)
Income from discontinued operations	467,220	445,762		-		21,458
Net income (loss)	575,986	558,568		23,225		(5,807)
Less net income attributable to noncontrolling interests	(42,383)	(1,423)		-		(40,960)
Net income (loss) attributable to Vornado	533,603	557,145		23,225		(46,767)
Interest and debt expense(2)	143,674	61,809		21,979		59,886
Depreciation and amortization(2)	155,921	83,199		37,486		35,236
Income tax expense(2)	2,759	1,326		200		1,233
EBITDA(1)	$835,957	$703,479	(3)	$82,890	(4)	$49,588	(5)

_________________________

See notes on pages 68 and 69.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2015 and 2014 - continued

Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization." We consider EBITDA a non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended December 31,
		2015	2014
	Office(a)	$181,072	$159,231
	Retail	93,319	75,959
	Residential	6,011	5,214
	Alexander's	11,708	10,658
	Hotel Pennsylvania	8,693	11,880
	Net gains on sale of real estate(b)	142,693	440,537
	Total New York	$443,496	$703,479

	(a)

2015 and 2014 includes EBITDA from discontinued operations and other items that affect comparability, aggregating $17,265 and $7,955, respectively. Excluding these items, EBITDA was $163,807 and $151,276, respectively.

	(b)	Net gains on sale of real estate are related to 20 Broad Street in 2015 and 1740 Broadway in 2014.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended December 31,
		2015	2014
	Office, excluding the Skyline properties	$64,233	$66,641
	Skyline properties	5,187	5,880
	Total Office	69,420	72,521
	Residential	9,471	10,369
	Total Washington, DC	$78,891	$82,890

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2015 and 2014 - continued

Notes to preceding tabular information:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended December 31,
		2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$1,732	$1,388
	Net realized/unrealized gains on investments	5,115	4,645
	Carried interest	4,448	3,072
	Total	11,295	9,105
	theMart and trade shows	16,930	18,598
	555 California Street	11,738	13,278
	India real estate ventures	1,704	1,860
	Other investments	12,854	3,908
		54,521	46,749
	Corporate general and administrative expenses(a)	(24,373)	(22,977)
	Investment income and other, net(a)	5,110	8,901
	Acquisition and transaction related costs	(4,951)	(12,763)
	Net gain on sale of residential condominiums	4,231	363
	UE and residual retail properties discontinued operations	2,001	53,147
	Impairment loss on loan loss reserve on investment in Suffolk Downs	(956)	-
	Gains on sale of partially owned entities and other	-	13,000
	Our share of impairment loss on India real estate ventures	-	(5,771)
	Net income attributable to noncontrolling interests in the Operating Partnership	(15,042)	(31,061)
		$20,541	$49,588

	(a)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $438 and $3,425 for the three months ended December 31, 2015 and 2014, respectively.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding discontinued operations and other items that affect comparability.

	For the Three Months Ended December 31,
	2015	2014
Region:
New York City metropolitan area	72%	69%
Washington, DC / Northern Virginia area	21%	22%
Chicago, IL	4%	5%
San Francisco, CA	3%	4%
	100%	100%

Supplemental Information – continued

Three Months Ended December 31, 2015 Compared to December 31, 2014

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store EBITDA on a cash basis (which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments).  We present these non-GAAP financial measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the three months ended December 31, 2015, compared to the three months ended December 31, 2014.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended December 31, 2015	$443,496		$78,891
Add-back:
Non-property level overhead expenses included above	6,788		7,553
Less EBITDA from:
Acquisitions	(26,545)		-
Dispositions, including net gains on sale	(159,842)		41
Properties taken out-of-service for redevelopment	(21,515)		740
Other non-operating expense (income)	2,673		(2,452)
Same store EBITDA for the three months ended December 31, 2015	$245,055		$84,773

EBITDA for the three months ended December 31, 2014	$703,479		$82,890
Add-back:
Non-property level overhead expenses included above	6,055		6,866
Less EBITDA from:
Acquisitions	(4,191)		-
Dispositions, including net gains on sale	(448,915)		(3,551)
Properties taken out-of-service for redevelopment	(9,038)		283
Other non-operating income	(2,467)		(1,337)
Same store EBITDA for the three months ended December 31, 2014	$244,923		$85,151

Increase (decrease) in GAAP basis same store EBITDA -
Three months ended December 31, 2015 vs. December 31, 2014	$132		$(378)

% increase (decrease) in same store EBITDA	0.1%	(1)	(0.4%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.4%.

Supplemental Information – continued

Three Months Ended December 31, 2015 Compared to December 31, 2014 - continued

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended December 31, 2015	$245,055		$84,773
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(39,466)		(6,755)
Cash basis same store EBITDA for the three months ended
December 31, 2015	$205,589		$78,018

Same store EBITDA for the three months ended December 31, 2014	$244,923		$85,151
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(27,187)		(3,079)
Cash basis same store EBITDA for the three months ended
December 31, 2014	$217,736		$82,072

Decrease in cash basis same store EBITDA -
Three months ended December 31, 2015 vs. December 31, 2014	$(12,147)		$(4,054)

% decrease in cash basis same store EBITDA	(5.6%)	(1)	(4.9%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 4.4% on a cash basis.

Supplemental Information – continued

Three Months Ended December 31, 2015 Compared to September 30, 2015

Below is the reconciliation of Net Income to EBITDA for the three months ended September 30, 2015.

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado for the three months ended September 30, 2015	$117,317	$114,252
Interest and debt expense	64,653	20,010
Depreciation and amortization	99,206	48,132
Income tax expense	1,214	294
EBITDA for the three months ended September 30, 2015	$282,390	$182,688

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the three months ended December 31, 2015, compared to the three months ended September 30, 2015.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended December 31, 2015	$443,496		$78,891
Add-back:
Non-property level overhead expenses included above	6,788		7,553
Less EBITDA from:
Acquisitions	(1,469)		-
Dispositions, including net gains on sale	(159,843)		41
Properties taken out-of-service for redevelopment	(21,515)		740
Other non-operating income	(9,259)		(2,452)
Same store EBITDA for the three months ended December 31, 2015	$258,198		$84,773

EBITDA for the three months ended September 30, 2015	$282,390		$182,688
Add-back:
Non-property level overhead expenses included above	8,305		6,283
Less EBITDA from:
Acquisitions	(712)		-
Dispositions, including net gains on sale	(3,161)		(104,005)
Properties taken out-of-service for redevelopment	(19,385)		548
Other non-operating income	(10,347)		(1,414)
Same store EBITDA for the three months ended September 30, 2015	$257,090		$84,100

Increase in same store EBITDA -
Three months ended December 31, 2015 vs. September 30, 2015	$1,108		$673

% increase in same store EBITDA	0.4%	(1)	0.8%

(1)	Excluding Hotel Pennsylvania, same store EBITDA was flat.

Supplemental Information – continued

Three Months Ended December 31, 2015 Compared to September 30, 2015 - continued

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended December 31, 2015	$258,198		$84,773
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(47,577)		(6,840)
Cash basis same store EBITDA for the three months ended
December 31, 2015	$210,621		$77,933

Same store EBITDA for the three months ended September 30, 2015	$257,090		$84,100
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(44,518)		(7,118)
Cash basis same store EBITDA for the three months ended
September 30, 2015	$212,572		$76,982

(Decrease) increase in cash basis same store EBITDA -
Three months ended December 31, 2015 vs. September 30, 2015	$(1,951)		$951

% (decrease) increase in cash basis same store EBITDA	(0.9%)	(1)	1.2%

(1)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 1.5% on a cash basis.

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

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other general partners. As of December 31, 2015, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.  We earned $541,000, $535,000, and $606,000 of management fees under the agreement for the years ended December 31, 2015, 2014 and 2013.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs.    Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loan and our unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.

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

Dividends

On January 20, 2016, we declared a quarterly common dividend of $0.63 per share (an indicated annual rate of $2.52 per common share).  This dividend, if continued for all of 2016, would require us to pay out approximately $476,000,000 of cash for common share dividends.  In addition, during 2016, we expect to pay approximately $82,000,000 of cash dividends on outstanding preferred shares and approximately $32,000,000 of cash distributions to unitholders of the Operating Partnership.

Financing Activities and Contractual Obligations

We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”  We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB.  Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.  As of December 31, 2015, we are in compliance with all of the financial covenants required by our senior unsecured notes and our unsecured revolving credit facilities.

As of December 31, 2015, we had $1,835,707,000 of cash and cash equivalents and $1,911,904,000 of borrowing capacity under our unsecured revolving credit facilities, net of outstanding borrowings and letters of credit of $550,000,000 and $38,096,000, respectively.  A summary of our consolidated debt as of December 31, 2015 and 2014 is presented below.

(Amounts in thousands)	2015		2014
		Weighted		Weighted
	December 31,	Average	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Balance	Interest Rate
Variable rate	$3,995,704	2.00%	$1,763,769	2.20%
Fixed rate	7,206,634	4.21%	7,847,286	4.36%
Total	11,202,338	3.42%	9,611,055	3.97%
Deferred financing costs, net and other	(111,328)		(80,718)
Total, net	$11,091,010		$9,530,337

During 2016 and 2017, $1,061,603,000 and $365,507,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facilities.  We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Below is a schedule of our contractual obligations and commitments at December 31, 2015.

(Amounts in thousands)		Less than
Contractual cash obligations (principal and interest(1)):	Total	1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$11,186,625	$1,422,006	$1,377,301	$3,659,588	$4,727,730
Operating leases	1,733,133	33,265	70,148	72,179	1,557,541
Purchase obligations, primarily construction commitments	1,096,261	568,012	528,249	-	-
Unsecured revolving credit facilities (2)	550,084	550,084	-	-	-
Senior unsecured notes due 2022	520,833	20,000	40,000	40,000	420,833
Senior unsecured notes due 2019	489,375	11,250	22,500	455,625	-
Capital lease obligations	384,792	12,500	25,000	25,000	322,292
Unsecured term loan	210,802	3,847	9,206	197,749	-
Total contractual cash obligations	$16,171,905	$2,620,964	$2,072,404	$4,450,141	$7,028,396

Commitments:
Capital commitments to partially owned entities	$69,719	$69,719	$-	$-	$-
Standby letters of credit	38,096	38,096	-	-	-
Total commitments	$107,815	$107,815	$-	$-	$-

(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2015.
(2)	On January 5, 2016, the $550,000 outstanding balance under our unsecured revolving credit facilities was repaid.

Details of 2015 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2014 financing activities are discussed below.

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

On August 12, 2014, we completed a $185,000,000 financing of the Universal buildings, a 690,000 square foot, two-building office complex located in Washington, DC. The loan bears interest at LIBOR plus 1.90% and matures in August 2019 with two one-year extension options. The loan amortizes based on a 30-year schedule beginning in the fourth year.

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

On December 8, 2014, we completed a $575,000,000 refinancing of Two Penn Plaza, a 1.6 million square foot Manhattan office building.  The loan is interest only at LIBOR plus 1.65% and matures in 2019 with two one-year extension options.  We realized net proceeds of approximately $143,000,000.  Pursuant to an existing swap agreement, the $422,000,000 previous loan on the property was swapped to a fixed rate of 4.78% through March 2018.  Therefore, $422,000,000 of the new loan bears interest at a fixed rate of 4.78% through March 2018 and the balance of $153,000,000 floats through March 2018.  The entire $575,000,000 will float thereafter for the duration of the new loan.

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

Unsecured Revolving Credit Facilities

On September 30, 2014, we extended one of our two $1.25 billion unsecured revolving credit facilities from November 2015 to November 2018 with two six-month extension options.  The interest rate on the extended facility was lowered to LIBOR plus 105 basis points from LIBOR plus 125 basis points and the facility fee was reduced to 20 basis points from 25 basis points.

Acquisitions and Investments

Details of 2015 acquisitions and investments are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2014 acquisitions and investments are discussed below.

On June 26, 2014, we invested an additional $22,700,000 to increase our ownership in One Park Avenue to 55.0% from 46.5% through a joint venture with an institutional investor, who increased its ownership interest to 45.0%.  The transaction was based on a property value of $560,000,000.  The property is encumbered by a $250,000,000 interest only mortgage loan that bears interest at 4.995% and matures in March 2016.

On August 1, 2014, we acquired the land under our 715 Lexington Avenue retail property located on the Southeast corner of 58th Street and Lexington Avenue in Manhattan, for $63,000,000.

On October 28, 2014, we completed the purchase of the retail condominium of the St. Regis Hotel for $700,000,000.  We own a 74.3% controlling interest of the joint venture which owns the property.  The acquisition was used in a like-kind exchange for income tax purposes for the sale of 1740 Broadway.

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

Liquidity and Capital Resources – continued

Certain Future Cash Requirements

Capital Expenditures

The following table summarizes anticipated 2016 capital expenditures.

(Amounts in millions, except square foot data)	Total	New York	Washington, DC	Other(1)
Expenditures to maintain assets	$182.0	$93.0	$29.0	$60.0
Tenant improvements	150.0	75.0	42.0	33.0
Leasing commissions	41.0	30.0	9.0	2.0
Total capital expenditures and leasing commissions	$373.0	$198.0	$80.0	$95.0

Square feet budgeted to be leased (in thousands)		1,500	1,400
Weighted average lease term (years)		10	6
Tenant improvements and leasing commissions:
Per square foot		$70.00	$37.00
Per square foot per annum		$7.00	$6.50

(1)	Primarily theMart and 555 California Street.

The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures

We are constructing a residential condominium tower containing 392,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $1.3 billion, of which $293,000,000 has been expended as of December 31, 2015.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project includes a 40,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250,000,000, of which $166,000,000 has been expended as of December 31, 2015.

On June 24, 2015, we entered into a joint venture, in which we own a 55% interest, to develop a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan.  The development cost of this project is approximately $235,000,000.  On November 24, 2015, the joint venture obtained a $126,000,000 construction loan.  The loan matures in November 2019 with two six-month extension options.  The interest rate is LIBOR plus 2.65% (3.07% at December 31, 2015).  As of December 31, 2015, the outstanding balance of the loan was $44,072,000, of which $24,240,000 is our share.

On July 23, 2014, a joint venture in which we are a 50.1% partner entered into a 99-year ground lease for 61 Ninth Avenue located on the Southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  The venture’s current plans are to construct an office building, with retail at the base, of approximately 167,000 square feet.  Total development costs are currently estimated to be approximately $150,000,000.

We plan to demolish two adjacent Washington, DC office properties, 1726 M Street and 1150 17th Street in the first half of 2016 and replace them in the future with a new 335,000 square foot Class A office building, to be addressed 1700 M Street.  The incremental development cost of the project is approximately $170,000,000.

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

Liquidity and Capital Resources – continued

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence and in the annual aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act of 2015, which expires in December 2020.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $3,200,000 ($2,400,000 effective January 1, 2016) per occurrence and 15% of the balance of a covered loss (16% effective January 1, 2016) and the Federal government is responsible for the remaining 85% of a covered loss (84% effective January 1, 2016). We are ultimately responsible for any loss incurred by PPIC.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2015, the aggregate dollar amount of these guarantees and master leases is approximately $427,000,000.

At December 31, 2015, $38,096,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of December 31, 2015, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $70,000,000.

As of December 31, 2015, we have construction commitments aggregating $873,800,000.

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2015

Our cash and cash equivalents were $1,835,707,000 at December 31, 2015, a $637,230,000 increase over the balance at December 31, 2014.  Our consolidated outstanding debt, net was $11,091,010,000 at December 31, 2015, a $1,560,673,000 increase over the balance at December 31, 2014.  As of December 31, 2015 and 2014, $550,000,000 and $0, respectively, was outstanding under our revolving credit facilities.  During 2016 and 2017, $1,061,603,000 and $365,507,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $672,150,000 was comprised of (i) net income of $859,430,000, (ii) return of capital from real estate fund investments of $91,458,000, and (iii) distributions of income from partially owned entities of $65,018,000, partially offset by (iv) $81,654,000 of non-cash adjustments, which include depreciation and amortization expense, the reversal of allowance for deferred tax assets, the effect of straight-lining of rental income, loss from partially owned entities and net gains on sale of real estate and other, and (v) the net change in operating assets and liabilities of $262,102,000 (including $95,010,000 related to real estate fund investments).

Net cash used in investing activities of $678,746,000 was comprised of (i) $490,819,000 of development costs and construction in progress, (ii) $478,215,000 of acquisitions of real estate and other, (iii) $301,413,000 of additions to real estate, (iv) $235,439,000 of investments in partially owned entities, and (v) $1,000,000 of investment in loans receivable and other, partially offset by (vi) $573,303,000 of proceeds from sales of real estate and related investments, (vii) $200,229,000 of changes in restricted cash, (viii) $37,818,000 of capital distributions from partially owned entities, and (ix) $16,790,000 of proceeds from sales and repayment of mezzanine loans receivable and other.

Net cash provided by financing activities of $643,826,000 was comprised of (i) $4,468,872,000 of proceeds from borrowings, (ii) $51,975,000 of contributions from noncontrolling interests, and (iii) $16,779,000 of proceeds received from exercise of employee share options, partially offset by (iv) $2,936,578,000 for the repayments of borrowings, (v) $474,751,000 of dividends paid on common shares, (vi) $225,000,000 of distributions in connection with the spin-off of UE, (vii) $102,866,000 of distributions to noncontrolling interests, (viii) $80,578,000 of dividends paid on preferred shares, (ix) $66,554,000 of debt issuance and other costs, and (x) $7,473,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other.

Liquidity and Capital Resources – continued

Capital Expenditures for the Year Ended December 31, 2015

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2015.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$125,215	$57,752	$25,589		$41,874
Tenant improvements	153,696	68,869	51,497		33,330
Leasing commissions	50,081	35,099	6,761		8,221
Non-recurring capital expenditures	116,875	81,240	34,428		1,207
Total capital expenditures and leasing commissions (accrual basis)	445,867	242,960	118,275		84,632
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	156,753	93,105	35,805		27,843
Expenditures to be made in future periods for the current period	(222,469)	(118,911)	(73,227)		(30,331)
Total capital expenditures and leasing commissions (cash basis)	$380,151	$217,154	$80,853		$82,144

Tenant improvements and leasing commissions:
Per square foot per annum	$8.43	$10.20	$6.41	$	n/a
Percentage of initial rent	10.8%	8.9%	15.9%		n/a

Development and Redevelopment Expenditures for the Year Ended December 31, 2015

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

Below is a summary of development and redevelopment expenditures incurred in the year ended December 31, 2015. These expenditures include interest of $59,305,000, payroll of $6,077,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $90,922,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$158,014	$-	$-	$158,014
The Bartlett	103,878	-	103,878	-
330 West 34th Street	32,613	32,613	-	-
90 Park Avenue	29,937	29,937	-	-
2221 South Clark Street (residential conversion)	23,711	-	23,711	-
Marriott Marquis Times Square - retail and signage	21,929	21,929	-	-
Wayne Towne Center	20,633	-	-	20,633
640 Fifth Avenue	17,899	17,899	-	-
Penn Plaza	17,701	17,701	-	-
251 18th Street	5,897	-	5,897	-
S. Clark Street/12th Street	4,579	-	4,579	-
1700 M Street	2,695	-	2,695	-
Other	51,333	8,100	27,525	15,708
	$490,819	$128,179	$168,285	$194,355

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2014

Our cash and cash equivalents were $1,198,477,000 at December 31, 2014, a $615,187,000 increase over the balance at December 31, 2013.  Our consolidated outstanding debt, net was $9,530,337,000 at December 31, 2014, a $821,923,000 increase over the balance at December 31, 2013.

Cash flows provided by operating activities of $1,135,310,000 was comprised of (i) net income of $1,009,026,000, (ii) return of capital from real estate fund investments of $215,676,000, and (iii) distributions of income from partially owned entities of $96,286,000, partially offset by (iv) $89,536,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, loss from partially owned entities and net gains on sale of real estate and other, and (v) the net change in operating assets and liabilities of $96,142,000, including $3,392,000 related to real estate fund investments.

Net cash used in investing activities of $574,465,000 was comprised of (i) $544,187,000 of development costs and construction in progress, (ii) $279,206,000 of additions to real estate, (iii) $211,354,000 of acquisitions of real estate and other, (iv) $120,639,000 of investments in partially owned entities, and (v) $30,175,000 of investments in loans receivable and other, partially offset by (vi) $388,776,000 of proceeds from sales of real estate and related investments, (vii) $99,464,000 of changes in restricted cash, (viii) $96,913,000 of proceeds from sales and repayments of mortgages and mezzanine loans receivable and other, and (ix) $25,943,000 of capital distributions from partially owned entities.

Net cash provided by financing activities of $54,342,000 was comprised of (i) $2,428,285,000 of proceeds from borrowings, (ii) $30,295,000 of contributions from noncontrolling interests, and (iii) $19,245,000 of proceeds received from exercise of employee share options, partially offset by (iv) $1,312,258,000 for the repayments of borrowings, (v) $547,831,000 of dividends paid on common shares, (vi) $220,895,000 of distributions to noncontrolling interests, (vii) purchase of marketable securities in connection with the defeasance of mortgage payable of $198,884,000, (viii) $81,468,000 of dividends paid on preferred shares, (ix) $58,336,000 of debt issuance and other costs, and (x) $3,811,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other.

Liquidity and Capital Resources – continued

Capital Expenditures for the Year Ended December 31, 2014

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2014.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$107,728	$48,518	$23,425		$35,785
Tenant improvements	205,037	143,007	37,842		24,188
Leasing commissions	79,636	66,369	5,857		7,410
Non-recurring capital expenditures	122,330	64,423	37,798		20,109
Total capital expenditures and leasing commissions (accrual basis)	514,731	322,317	104,922		87,492
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	140,490	67,577	45,084		27,829
Expenditures to be made in future periods for the current period	(313,746)	(205,258)	(63,283)		(45,205)
Total capital expenditures and leasing commissions (cash basis)	$341,475	$184,636	$86,723		$70,116

Tenant improvements and leasing commissions:
Per square foot per annum	$6.53	$6.82	$5.70	$	n/a
Percentage of initial rent	10.3%	9.1%	14.8%		n/a

Development and Redevelopment Expenditures for the Year Ended December 31, 2014

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

(Amounts in thousands)	Total	New York	Washington, DC	Other
Springfield Mall	$127,467	$-	$-	$127,467
Marriott Marquis Times Square - retail and signage	112,390	112,390	-	-
220 Central Park South	78,059	-	-	78,059
330 West 34th Street	41,592	41,592	-	-
The Bartlett	38,163	-	38,163	-
608 Fifth Avenue	20,377	20,377	-	-
Wayne Towne Center	19,740	-	-	19,740
7 West 34th Street	11,555	11,555	-	-
Other	94,844	27,892	45,482	21,470
	$544,187	$213,806	$83,645	$246,736

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2013

Our cash and cash equivalents were $583,290,000 at December 31, 2013, a $377,029,000 decrease over the balance at December 31, 2012.  Our consolidated outstanding debt was $8,708,414,000 at December 31, 2013, a $1,006,405,000 decrease from the balance at December 31, 2012.

Cash flows provided by operating activities of $1,040,789,000 was comprised of (i) net income of $564,740,000, (ii) $426,643,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, loss from partially owned entities and net gains on sale of real estate and other, (iii) return of capital from real estate fund investments of $56,664,000, and (iv) distributions of income from partially owned entities of $54,030,000, partially offset by (v) the net change in operating assets and liabilities of $61,288,000, including $37,817,000 related to real estate fund investments.

Net cash provided by investing activities of $722,076,000 was comprised of (i) $1,027,608,000 of proceeds from sales of real estate and related investments, (ii) $378,709,000 of proceeds from sales of, and return of investment in, marketable securities, (iii) $290,404,000 of capital distributions from partially owned entities, (iv) $240,474,000 of proceeds from the sale of LNR, (v) $101,150,000 from the return of the J.C. Penney derivative collateral, and (vi) $50,569,000 of proceeds from sales and repayments of mortgages and mezzanine loans receivable and other, partially offset by (vii) $469,417,000 of development costs and construction in progress, (viii) $260,343,000 of additions to real estate, (ix) $230,300,000 of investments in partially owned entities, (x) $193,417,000 of acquisitions of real estate, (xi) $186,079,000 for the funding of the J.C. Penney derivative collateral and settlement of derivative position, (xii) $26,892,000 of changes in restricted cash, and (xiii) $390,000 of investments in loans receivable and other.

Net cash used in financing activities of $2,139,894,000 was comprised of (i) $3,580,100,000 for the repayments of borrowings, (ii) $545,913,000 of dividends paid on common shares, (iii) $299,400,000 for purchases of outstanding preferred units and shares, (iv) $215,247,000 of distributions to noncontrolling interests, (v) $83,188,000 of dividends paid on preferred shares, (vi) $19,883,000 of debt issuance and other costs, and (vii) $443,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other, partially offset by (viii) $2,262,245,000 of proceeds from borrowings, (ix) $290,306,000 of proceeds from the issuance of preferred shares, (x) $43,964,000 of contributions from noncontrolling interests, and (xi) $7,765,000 of proceeds received from exercise of employee share options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Year Ended December 31, 2013

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2013.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$73,130	$34,553	$22,165		$16,412
Tenant improvements	120,139	87,275	6,976		25,888
Leasing commissions	51,476	39,348	4,389		7,739
Non-recurring capital expenditures	49,441	11,579	37,342		520
Total capital expenditures and leasing commissions (accrual basis)	294,186	172,755	70,872		50,559
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	155,035	56,345	26,075		72,615
Expenditures to be made in future periods for the current period	(150,067)	(91,107)	(36,702)		(22,258)
Total capital expenditures and leasing commissions (cash basis)	$299,154	$137,993	$60,245		$100,916

Tenant improvements and leasing commissions:
Per square foot per annum	$5.55	$5.89	$4.75	$	n/a
Percentage of initial rent	9.3%	8.1%	11.9%		n/a

Development and Redevelopment Expenditures for the Year Ended December 31, 2013

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

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$243,687	$-	$-	$243,687
Springfield Mall	68,716	-	-	68,716
Marriott Marquis Times Square - retail and signage	40,356	40,356	-	-
1290 Avenue of the Americas	13,865	13,865	-	-
Other	102,793	31,764	41,701	29,328
	$469,417	$85,985	$41,701	$341,731

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.

FFO attributable to common shareholders plus assumed conversions was $1,039,035,000, or $5.48 per diluted share for the year ended December 31, 2015, compared to $911,130,000, or $4.83 per diluted share for the year ended December 31, 2014. FFO attributable to common shareholders plus assumed conversions was $259,528,000, or $1.37 per diluted share for the three months ended December 31, 2015, compared to $230,143,000, or $1.22 per diluted share for the three months ended December 31, 2014.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview.”

(Amounts in thousands, except per share amounts)	For The Year		For The Three Months
	Ended December 31,		Ended December 31,
Reconciliation of our net income to FFO:	2015	2014	2015	2014
Net income attributable to Vornado	$760,434	$864,852	$251,107	$533,603
Depreciation and amortization of real property	514,085	517,493	131,910	129,944
Net gains on sale of real estate	(289,117)	(507,192)	(142,693)	(449,396)
Real estate impairment losses	256	26,518	-	5,676
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	143,960	117,766	37,275	24,350
Net gains on sale of real estate	(4,513)	(11,580)	-	(10,820)
Real estate impairment losses	16,758	-	4,141	-
Income tax effect of above adjustments	-	(7,287)	-	-
Noncontrolling interests' share of above adjustments	(22,342)	(8,073)	(1,869)	17,127
FFO attributable to Vornado	1,119,521	992,497	279,871	250,484
Preferred share dividends	(80,578)	(81,464)	(20,365)	(20,365)
FFO attributable to common shareholders	1,038,943	911,033	259,506	230,119
Convertible preferred share dividends	92	97	22	24
FFO attributable to common shareholders plus assumed conversions	$1,039,035	$911,130	$259,528	$230,143

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	188,353	187,572	188,537	187,776
Effect of dilutive securities:
Employee stock options and restricted share awards	1,166	1,075	1,107	1,153
Convertible preferred shares	45	43	44	41
Denominator for FFO per diluted share	189,564	188,690	189,688	188,970

FFO attributable to common shareholders plus assumed conversions
per diluted share	$5.48	$4.83	$1.37	$1.22

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2015			2014
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change In	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Variable rate	$3,995,704	2.00%	$39,957	$1,763,769	2.20%
Fixed rate	7,206,634	4.21%	-	7,847,286	4.36%
	$11,202,338	3.42%	39,957	$9,611,055	3.97%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys	$485,160	1.97%	4,852	$313,652	1.69%
Variable rate – Toys	1,164,893	6.61%	11,649	1,199,835	6.47%
Fixed rate (including $661,513 and
$674,443 of Toys debt in 2015 and 2014)	2,782,025	6.37%	-	2,676,941	6.48%
	$4,432,078	5.95%	16,501	$4,190,428	6.12%
Redeemable noncontrolling interests’ share of above			(3,387)
Total change in annual net income			$53,071
Per share-diluted			$0.28

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2015, we have an interest rate swap on a $417,000,000 mortgage loan that swapped the rate from LIBOR plus 1.65% (1.89% at December 31, 2015) to a fixed rate of 4.78% through March 2018.

In connection with the $375,000,000 refinancing of 888 Seventh Avenue, we entered into an interest rate swap from LIBOR plus 1.60% (1.92% at December 31, 2015) to a fixed rate of 3.15% through December 2020.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of December 31, 2015, the estimated fair value of our consolidated debt was $10,911,500,000.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2015 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 16, 2016

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)
ASSETS	December 31, 2015	December 31, 2014
Real estate, at cost:
Land	$4,164,799	$3,861,913
Buildings and improvements	12,582,671	11,705,749
Development costs and construction in progress	1,226,637	1,128,037
Leasehold improvements and equipment	116,030	126,659
Total	18,090,137	16,822,358
Less accumulated depreciation and amortization	(3,418,267)	(3,161,633)
Real estate, net	14,671,870	13,660,725
Cash and cash equivalents	1,835,707	1,198,477
Restricted cash	107,799	176,204
Marketable securities	150,997	206,323
Tenant and other receivables, net of allowance for doubtful accounts of $11,908 and $12,210	98,062	109,998
Investments in partially owned entities	1,550,422	1,240,489
Real estate fund investments	574,761	513,973
Receivable arising from the straight-lining of rents, net of allowance of $2,751 and $3,188	931,245	787,271
Deferred leasing costs, net of accumulated amortization of $218,239 and $212,339	480,421	382,433
Identified intangible assets, net of accumulated amortization of $187,360 and $199,821	227,901	225,155
Assets related to discontinued operations	37,020	2,234,128
Other assets	477,088	422,804
	$21,143,293	$21,157,980

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$9,513,713	$8,187,843
Senior unsecured notes, net	844,159	1,342,494
Unsecured revolving credit facilities	550,000	-
Unsecured term loan, net	183,138	-
Accounts payable and accrued expenses	443,955	447,745
Deferred revenue	346,119	358,613
Deferred compensation plan	117,475	117,284
Liabilities related to discontinued operations	12,470	1,501,009
Other liabilities	426,965	375,830
Total liabilities	12,437,994	12,330,818
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,242,820 and 11,356,550 units outstanding	1,223,793	1,336,780
Series D cumulative redeemable preferred units - 177,101 and 1 units outstanding	5,428	1,000
Total redeemable noncontrolling interests	1,229,221	1,337,780
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 52,676,629 and 52,678,939 shares	1,276,954	1,277,026
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 188,576,853 and 187,887,498 shares	7,521	7,493
Additional capital	7,132,979	6,873,025
Earnings less than distributions	(1,766,780)	(1,505,385)
Accumulated other comprehensive income	46,921	93,267
Total Vornado shareholders' equity	6,697,595	6,745,426
Noncontrolling interests in consolidated subsidiaries	778,483	743,956
Total equity	7,476,078	7,489,382
	$21,143,293	$21,157,980

See notes to the consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
(Amounts in thousands, except per share amounts)
REVENUES:
Property rentals	$2,076,586	$1,911,487	$1,880,405
Tenant expense reimbursements	260,976	245,819	226,831
Cleveland Medical Mart development project	-	-	36,369
Fee and other income	164,705	155,206	155,571
Total revenues	2,502,267	2,312,512	2,299,176
EXPENSES:
Operating	1,011,249	953,611	928,565
Depreciation and amortization	542,952	481,303	461,627
General and administrative	175,307	169,270	177,366
Cleveland Medical Mart development project	-	-	32,210
Acquisition and transaction related costs	12,511	18,435	24,857
Total expenses	1,742,019	1,622,619	1,624,625
Operating income	760,248	689,893	674,551
Income from real estate fund investments	74,081	163,034	102,898
Loss from partially owned entities	(12,630)	(59,861)	(340,882)
Interest and other investment income (loss), net	26,978	38,752	(24,887)
Interest and debt expense	(378,025)	(412,755)	(425,782)
Net gain on disposition of wholly owned and partially owned assets	251,821	13,568	2,030
Income (loss) before income taxes	722,473	432,631	(12,072)
Income tax benefit (expense)	84,695	(9,281)	8,717
Income (loss) from continuing operations	807,168	423,350	(3,355)
Income from discontinued operations	52,262	585,676	568,095
Net income	859,430	1,009,026	564,740
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(55,765)	(96,561)	(63,952)
Operating Partnership	(43,231)	(47,613)	(24,817)
Net income attributable to Vornado	760,434	864,852	475,971
Preferred share dividends	(80,578)	(81,464)	(82,807)
Preferred unit and share redemptions	-	-	(1,130)
NET INCOME attributable to common shareholders	$679,856	$783,388	$392,034

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) from continuing operations, net	$3.35	$1.23	$(0.75)
Income from discontinued operations, net	0.26	2.95	2.85
Net income per common share	$3.61	$4.18	$2.10
Weighted average shares outstanding	188,353	187,572	186,941

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) from continuing operations, net	$3.33	$1.22	$(0.75)
Income from discontinued operations, net	0.26	2.93	2.84
Net income per common share	$3.59	$4.15	$2.09
Weighted average shares outstanding	189,564	188,690	187,709

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Year Ended December 31,
	2015	2014	2013
Net income	$859,430	$1,009,026	$564,740
Other comprehensive (loss) income:
(Reduction) increase in unrealized net gain on available-for-sale securities	(55,326)	14,465	142,281
Amounts reclassified from accumulated other comprehensive income for
the sale of available-for-sale securities	-	-	(42,404)
Pro rata share of other comprehensive (loss) income of
nonconsolidated subsidiaries	(327)	2,509	(22,814)
Increase in value of interest rate swap and other	6,441	6,079	18,716
Comprehensive income	810,218	1,032,079	660,519
Less comprehensive income attributable to noncontrolling interests	(96,130)	(145,497)	(94,065)
Comprehensive income attributable to Vornado	$714,088	$886,582	$566,454

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$7,493	$6,873,025	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado	-	-	-	-	-	760,434	-	-	760,434
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	55,765	55,765
Distribution of Urban Edge
Properties	-	-	-	-	-	(464,262)	-	(341)	(464,603)
Dividends on common shares	-	-	-	-	-	(474,751)	-	-	(474,751)
Dividends on preferred shares	-	-	-	-	-	(80,578)	-	-	(80,578)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	452	18	48,212	-	-	-	48,230
Under employees' share
option plan	-	-	214	9	15,332	(2,579)	-	-	12,762
Under dividend reinvestment plan	-	-	14	1	1,437	-	-	-	1,438
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	51,725	51,725
Other	-	-	-	-	-	-	-	250	250
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(72,114)	(72,114)
Other	-	-	-	-	-	-	-	(525)	(525)
Conversion of Series A preferred
shares to common shares	(2)	(72)	4	1	71	-	-	-	-
Deferred compensation shares
and options	-	-	6	1	2,438	(359)	-	-	2,080
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	(55,326)	-	(55,326)
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(327)	-	(327)
Increase in value of interest rate
swap	-	-	-	-	-	-	6,435	-	6,435
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	192,464	-	-	-	192,464
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	2,866	-	2,866
Other	-	-	-	(2)	-	700	6	(233)	471
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,521	$7,132,979	$(1,766,780)	$46,921	$778,483	$7,476,078

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado	-	-	-	-	-	864,852	-	-	864,852
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	96,561	96,561
Dividends on common shares	-	-	-	-	-	(547,831)	-	-	(547,831)
Dividends on preferred shares	-	-	-	-	-	(81,464)	-	-	(81,464)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	271	11	27,262	-	-	-	27,273
Under employees' share
option plan	-	-	304	12	17,428	(3,393)	-	-	14,047
Under dividend reinvestment plan	-	-	17	1	1,803	-	-	-	1,804
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	5,297	5,297
Other	-	-	-	-	-	-	-	32,998	32,998
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(182,964)	(182,964)
Other	-	-	-	-	-	-	-	(4,463)	(4,463)
Transfer of noncontrolling interest
in real estate fund investments	-	-	-	-	-	-	-	(33,028)	(33,028)
Conversion of Series A preferred
shares to common shares	(4)	(193)	5	-	193	-	-	-	-
Deferred compensation shares
and options	-	-	5	-	5,852	(340)	-	-	5,512
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	14,465	-	14,465
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	2,509	-	2,509
Increase in value of interest rate
swap	-	-	-	-	-	-	6,079	-	6,079
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(315,276)	-	-	-	(315,276)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(1,323)	-	(1,323)
Other	-	(6)	-	-	(8,077)	(2,370)	-	43	(10,410)
Balance, December 31, 2014	52,679	$1,277,026	187,887	$7,493	$6,873,025	$(1,505,385)	$93,267	$743,956	$7,489,382

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2012	51,185	$1,240,278	186,735	$7,440	$7,195,438	$(1,573,275)	$(18,946)	$1,053,209	$7,904,144
Net income attributable to Vornado	-	-	-	-	-	475,971	-	-	475,971
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	63,952	63,952
Dividends on common shares	-	-	-	-	-	(545,913)	-	-	(545,913)
Dividends on preferred shares	-	-	-	-	-	(82,807)	-	-	(82,807)
Issuance of Series L preferred shares	12,000	290,306	-	-	-	-	-	-	290,306
Redemption of Series F and Series H
preferred shares	(10,500)	(253,269)	-	-	-	-	-	-	(253,269)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	299	12	25,305	-	-	-	25,317
Under employees' share
option plan	-	-	104	23	5,892	(107)	-	-	5,808
Under dividend reinvestment plan	-	-	22	1	1,850	-	-	-	1,851
Upon acquisition of real estate	-	-	128	5	11,456	-	-	-	11,461
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	28,078	28,078
Other	-	-	-	-	-	-	-	15,886	15,886
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(47,268)	(47,268)
Other	-	-	-	-	-	-	-	(133,153)	(133,153)
Conversion of Series A preferred
shares to common shares	(2)	(90)	3	-	90	-	-	-	-
Deferred compensation shares
and options	-	-	(6)	(12)	9,589	(307)	-	-	9,270
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	142,281	-	142,281
Amounts reclassified related to sale
of available-for-sale securities	-	-	-	-	-	-	(42,404)	-	(42,404)
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(22,814)	-	(22,814)
Increase in value of interest rate
swap	-	-	-	-	-	-	18,183	-	18,183
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(108,252)	-	-	-	(108,252)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(5,296)	-	(5,296)
Preferred unit and share
redemptions	-	-	-	-	-	(1,130)	-	-	(1,130)
Deconsolidation of partially owned
entity	-	-	-	-	-	-	-	(165,427)	(165,427)
Consolidation of partially owned
entity	-	-	-	-	-	-	-	16,799	16,799
Other	-	-	-	-	2,472	(7,271)	533	(2,564)	(6,830)
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$859,430	$1,009,026	$564,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	566,207	583,408	561,998
Net gain on disposition of wholly owned and partially owned assets	(251,821)	(13,568)	(3,407)
Straight-lining of rental income	(153,668)	(82,800)	(69,391)
Return of capital from real estate fund investments	91,458	215,676	56,664
Reversal of allowance for deferred tax assets	(90,030)	-	-
Amortization of below-market leases, net	(79,053)	(46,786)	(52,876)
Net gains on sale of real estate and other	(65,396)	(507,192)	(414,502)
Distributions of income from partially owned entities	65,018	96,286	54,030
Net realized and unrealized gains on real estate fund investments	(57,752)	(150,139)	(85,771)
Other non-cash adjustments	37,721	37,303	41,663
Loss from partially owned entities	11,882	58,131	338,785
Impairment losses and tenant buy-outs	256	26,518	37,170
Defeasance cost in connection with the refinancing of mortgage payable	-	5,589	-
Losses from the disposition of investment in J.C. Penney	-	-	72,974
Changes in operating assets and liabilities:
Real estate fund investments	(95,010)	(3,392)	(37,817)
Tenant and other receivables, net	11,936	(8,282)	83,897
Prepaid assets	(14,804)	(8,786)	(2,207)
Other assets	(116,157)	(123,435)	(50,856)
Accounts payable and accrued expenses	(33,747)	44,628	(41,729)
Other liabilities	(14,320)	3,125	(12,576)
Net cash provided by operating activities	672,150	1,135,310	1,040,789

Cash Flows from Investing Activities:
Proceeds from sales of real estate and related investments	573,303	388,776	1,027,608
Development costs and construction in progress	(490,819)	(544,187)	(469,417)
Acquisitions of real estate and other	(478,215)	(211,354)	(193,417)
Additions to real estate	(301,413)	(279,206)	(260,343)
Investments in partially owned entities	(235,439)	(120,639)	(230,300)
Restricted cash	200,229	99,464	(26,892)
Distributions of capital from partially owned entities	37,818	25,943	290,404
Proceeds from sales and repayments of mortgage and mezzanine loans
receivable and other	16,790	96,913	50,569
Investments in loans receivable and other	(1,000)	(30,175)	(390)
Proceeds from sales of, and return of investment in, marketable securities	-	-	378,709
Proceeds from the sale of LNR	-	-	240,474
Funding of J.C. Penney derivative collateral; and settlement of derivative in 2013	-	-	(186,079)
Return of J.C. Penney derivative collateral	-	-	101,150
Net cash (used in) provided by investing activities	(678,746)	(574,465)	722,076

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands)	Year Ended December 31,
	2015	2014	2013
Cash Flows from Financing Activities:
Proceeds from borrowings	$4,468,872	$2,428,285	$2,262,245
Repayments of borrowings	(2,936,578)	(1,312,258)	(3,580,100)
Dividends paid on common shares	(474,751)	(547,831)	(545,913)
Cash included in the spin-off of Urban Edge Properties	(225,000)	-	-
Distributions to noncontrolling interests	(102,866)	(220,895)	(215,247)
Dividends paid on preferred shares	(80,578)	(81,468)	(83,188)
Debt issuance and other costs	(66,554)	(58,336)	(19,883)
Contributions from noncontrolling interests	51,975	30,295	43,964
Proceeds received from exercise of employee share options	16,779	19,245	7,765
Repurchase of shares related to stock compensation agreements and related
tax withholdings and other	(7,473)	(3,811)	(443)
Purchase of marketable securities in connection with the defeasance of mortgage payable	-	(198,884)	-
Purchases of outstanding preferred units and shares	-	-	(299,400)
Proceeds from the issuance of preferred shares	-	-	290,306
Net cash provided by (used in) financing activities	643,826	54,342	(2,139,894)
Net increase (decrease) in cash and cash equivalents	637,230	615,187	(377,029)
Cash and cash equivalents at beginning of period	1,198,477	583,290	960,319
Cash and cash equivalents at end of period	$1,835,707	$1,198,477	$583,290

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $48,539, $53,139 and $42,303	$376,620	$443,538	$465,260
Cash payments for income taxes	$8,287	$11,696	$9,023

Non-Cash Investing and Financing Activities:
Non-cash distribution of Urban Edge Properties:
Assets	$1,709,256	$-	$-
Liabilities	(1,469,659)	-	-
Equity	(239,597)	-	-
Adjustments to carry redeemable Class A units at redemption value	192,464	(315,276)	(108,252)
Write-off of fully depreciated assets	(167,250)	(121,673)	(77,106)
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	(145,313)	-	-
Accrued capital expenditures included in accounts payable and accrued expenses	122,711	100,528	72,042
Like-kind exchange of real estate:
Acquisitions	80,269	606,816	66,076
Dispositions	(213,621)	(630,352)	(128,767)
Class A units in connection with acquisition	80,000	-	-
Financing assumed in acquisitions	62,000	-	79,253
Marketable securities transferred in connection with the defeasance of mortgage payable	-	198,884	-
Defeasance of mortgage payable	-	(193,406)	-
Elimination of a mortgage and mezzanine loan asset and liability	-	59,375	-
Transfer of interest in real estate fund to an unconsolidated joint venture	-	(58,564)	-
Transfer of noncontrolling interest in real estate fund	-	(33,028)	-
Beverly Connection seller financing	-	13,620	-
Decrease in assets and liabilities resulting from the deconsolidation of discontinued
operations and/or investments that were previously consolidated:
Real estate, net	-	-	(852,166)
Mortgages payable	-	-	(322,903)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately  93.7% of the common limited partnership interest in the Operating Partnership at December 31, 2015.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to Urban Edge Properties (“UE”) (NYSE: UE). As part of this transaction, we retained 5,717,184 UE operating partnership units (5.4% ownership interest). We are providing transition services to UE for an initial period of up to two years, primarily for information technology support.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Inc. (NYSE: ALX) Rego Park retail assets. Steven Roth, our Chairman and Chief Executive Officer, is a member of the Board of Trustees of UE. The spin-off distribution was effected by Vornado distributing one UE common share for every two Vornado common shares.  The historical financial results of UE are reflected in our consolidated financial statements as discontinued operations for all periods presented.

We currently own all or portions of:

New York:

•         21.3 million square feet of Manhattan office space in 35 properties;

•         2.6 million square feet of Manhattan street retail space in 65 properties;

•         1,711 units in eleven residential properties;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         15.8 million square feet of office space in 57 properties;

•         2,414 units in seven residential properties;

Other Real Estate and Related Investments:

•         The 3.6 million square foot Mart (“theMart”) in Chicago;

•         A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet, known as the Bank of America Center;

•         A 25.0% interest in Vornado Capital Partners, our real estate fund.  We are the general partner and investment manager of the fund;

•         A 32.5% interest in Toys “R” Us, Inc. (“Toys”); and

•         Other real estate and other investments.

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

Certain prior year balances have been reclassified in order to conform to the current period presentation.  Beginning in the year ended December 31, 2015, we classified signage revenue within “property rentals”.  For the years ended December 31, 2014 and 2013, $37,929,000 and $32,866,000, respectively, related to signage revenue has been reclassified from “fee and other income” to “property rentals” to conform to the current period presentation.

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE.  As part of this transaction, we received 5,717,184 UE operating partnership units (5.4% ownership interest).

Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. Upon adoption of this standard on January 1, 2015, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations. Under ASU 2014-08, operating results of disposals are included in income from continuing operations, and any associated gains are now included in “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income. Gain on sales of properties classified as discontinued operations prior to January 1, 2015 are classified in “income from discontinued operations” on our consolidated statements of income. The financial results of UE and certain other retail assets are reflected in our consolidated financial statements as discontinued operations for all periods presented (see Note 7 – Dispositions for further details).

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest (“ASC 835”).  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets.  ASU 2015-03 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015.  We elected to early adopt ASU 2015-03 effective as of December 31, 2015 with retrospective application to our December 31, 2014 consolidating balance sheet.  The effect of the adoption of ASU 2015-03 was to reclassify debt issuance costs of approximately $79,987,000 as of December 31, 2014 from “deferred leasing and financing costs, net” to a contra account as a deduction from the related debt liabilities.  There was no effect on our consolidated statements of income.

In August 2015, the FASB issued an update (“ASU 2015-15”) Interest – Imputation of Interest to ASC 835.  For debt issuance costs related to line-of-credit arrangements, ASU 2015-15 allows entities to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  We elected to early adopt ASU 2015-15 effective as of December 31, 2015 with retrospective application to our December 31, 2014 balance sheet.  These debt issuance costs were $7,720,000 and $11,549,000 as of December 31, 2015 and 2014, respectively, and are included as a component of “other assets”.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments (“ASC 825”).  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies - continued

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest and debt expense capitalized during construction of $59,305,000 and $62,786,000 for the years ended December 31, 2015 and 2014, respectively.

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

.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Significant Accounting Policies -continued

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

Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.  In the years ended December 31, 2014 and 2013, we recognized non-cash impairment losses on investments in partially owned entities aggregating $85,459,000 and $281,098,000, respectively.  Included in these amounts are $75,196,000 and $240,757,000 of impairment losses related to our investment in Toys in 2014 and 2013, respectively.

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

Allowance for Doubtful Accounts:  We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  As of December 31, 2015 and 2014, we had $11,908,000 and $12,210,000, respectively, in allowances for doubtful accounts. In addition, as of December 31, 2015 and 2014, we had $2,751,000 and $3,188,000, respectively, in allowances for receivables arising from the straight-lining of rents.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Significant Accounting Policies -continued

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

Derivative Instruments and Hedging Activities:  ASC 815, Derivatives and Hedging, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2015 and 2014, our derivative instruments consisted of two and one interest rate swaps, respectively.  We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Significant Accounting Policies –continued

Income Taxes: We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We distribute to our shareholders 100% of our taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2015, were characterized, for federal income tax purposes, as long-term capital gain income.  Dividends distributed for the years ended December 31, 2014 and 2013, were characterized, for federal income tax purposes, as ordinary income.

We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax expense of approximately $8,322,000, $10,777,000 and $9,608,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

At December 31, 2015 and 2014, our taxable REIT subsidiaries had deferred tax assets related to net operating loss carryforwards of $97,104,000 and $94,100,000, respectively, which are included in “other assets” on our consolidated balance sheets.  Prior to the quarter ended June 30, 2015, there was a full valuation allowance against these deferred tax assets because we had not determined that it is more-likely-than-not that we would use the net operating loss carryforwards to offset future taxable income.  In our quarter ended June 30, 2015, based upon residential condominium unit sales, among other factors, we concluded that it was more-likely-than-not that we will generate sufficient taxable income to realize these deferred tax assets.  Accordingly, we reversed $90,030,000 of the allowance for deferred tax assets and recognized an income tax benefit in our consolidated statements of income.

The following table reconciles net income attributable to common shareholders to estimated taxable income for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014	2013
Net income attributable to common shareholders	$679,856	$783,388	$392,034
Book to tax differences (unaudited):
Tangible Property Regulations (1)	(575,618)	-	-
Sale of real estate and other capital transactions	320,326	(477,061)	(324,936)
Depreciation and amortization	227,297	219,403	155,401
Straight-line rent adjustments	(144,727)	(77,526)	(64,811)
Stock options	(8,278)	(9,566)	4,884
Earnings of partially owned entities	(5,299)	71,960	339,376
Impairment losses on marketable equity securities	-	-	37,236
Other, net	(5,833)	1,260	36,186
Estimated taxable income (unaudited)	$487,724	$511,858	$575,370

(1)	Represents one-time deductions pursuant to the implementation of the Tangible Property Regulations issued by the Internal Revenue Service.

The net basis of our assets and liabilities for tax reporting purposes is approximately $3.4 billion lower than the amounts reported in our consolidated balance sheet at December 31, 2015.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Real Estate Fund Investments

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

On January 20, 2015, we co-invested with the Fund and one of the Fund’s limited partners to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel (the “Co-Investment”).  The purchase price for the 57% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% and maturing in December 2018 with a one-year extension option.   Our aggregate ownership interest in the property increased to 33% from 11%.  The Co-Investment is also accounted for under ASC 946 and is included as a component of “real estate fund investments” on our consolidated balance sheet.

On March 25, 2015, the Fund completed the sale of 520 Broadway in Santa Monica, CA for $91,650,000. The Fund realized a $23,768,000 net gain over the holding period.

At December 31, 2015, we had six real estate fund investments with an aggregate fair value of $574,761,000, or $208,614,000 in excess of cost, and had remaining unfunded commitments of $102,212,000, of which our share was $25,553,000.  At December 31, 2014, we had seven real estate fund investments with an aggregate fair value of $513,973,000.

Below is a summary of income from the Fund and the Co-Investment for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014	2013
Net investment income	$16,329	$12,895	$8,943
Net realized gains on exited investments	2,757	76,337	8,184
Net unrealized gains on held investments	54,995	73,802	85,771
Income from real estate fund investments	74,081	163,034	102,898
Less income attributable to noncontrolling interests	(40,117)	(92,728)	(53,427)
Income from real estate fund investments attributable to Vornado(1)	$33,964	$70,306	$49,471

(1)

Excludes $2,939, $2,562, and $2,721 of management and leasing fees in the years ended December 31, 2015, 2014 and 2013, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     Acquisitions

On January 20, 2015, we and one of our real estate fund’s limited partners co-invested with the Fund to buy out the Fund’s joint venture partner’s 57% interest in the Crowne Plaza Times Square Hotel (see Note 3 – Real Estate Fund Investments).

On March 18, 2015, we acquired the Center Building, a 437,000 square foot office building, located at 33-00 Northern Boulevard in Long Island City, New York, for $142,000,000, including the assumption of an existing $62,000,000, 4.43% mortgage maturing in October 2018.

On June 2, 2015, we completed the acquisition of 150 West 34th Street, a 78,000 square foot retail property leased to Old Navy through May 2019, and 226,000 square feet of additional zoning air rights, for approximately $355,000,000.  At closing we completed a $205,000,000 financing of the property (see Note 9 – Debt).

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

Below is a summary of our marketable securities portfolio as of December 31, 2015 and 2014.

	As of December 31, 2015			As of December 31, 2014
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$147,752	$72,549	$75,203	$202,789	$72,549	$130,240
Other	3,245	-	3,245	3,534	-	3,534
	$150,997	$72,549	$78,448	$206,323	$72,549	$133,774

During 2013, we sold other marketable securities for aggregate proceeds of $44,209,000, resulting in net gains of $31,741,000, which are included as a component of “net gain on disposition of wholly owned and partially owned assets” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities

Toys “R” Us (“Toys”)

As of December 31, 2015, we own 32.5% of Toys.  We account for our investment in Toys under the equity method and record our share of Toys’ net income or loss on a one-quarter lag basis because Toys’ fiscal year ends on the Saturday nearest January 31, and our fiscal year ends on December 31.  The business of Toys is highly seasonal and substantially all of Toys’ net income is generated in its fourth quarter.

We have not guaranteed any of Toys’ obligations and are not committed to provide any support to Toys.  Pursuant to ASC 323-10-35-20, we discontinued applying the equity method for our Toys’ investment when the carrying amount was reduced to zero in the third quarter of 2014.  We will resume application of the equity method if, during the period the equity method was suspended, our share of unrecognized net income exceeds our share of unrecognized net losses.

In the first quarter of 2014, we recognized our share of Toys’ fourth quarter net income of $75,196,000 and a corresponding non-cash impairment loss of the same amount.  In 2013, we recognized $240,757,000 of non-cash impairment losses based on an “other-than-temporary” decline in the fair value of our investment.

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of December 31, 2015, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of December 31, 2015 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s December 31, 2015 closing share price of $384.11, was $635,345,000, or $501,777,000 in excess of the carrying amount on our consolidated balance sheet.  As of December 31, 2015, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $40,340,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Management, Leasing and Development Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $289,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  In addition, we are entitled to a development fee of 6% of development costs, as defined.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX) – continued

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises (i) cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property and (ii) security services at Alexander’s Rego Park I and Rego Park II properties.  During the years ended December 31, 2015, 2014 and 2013, we recognized $2,221,000, $2,318,000 and $2,036,000 of income, respectively, for these services.

Urban Edge Properties (“UE”) (NYSE: UE)

As part of our spin-off of substantially all of our retail segment to UE on January 15, 2015 (see Note 1 – Organization and Business), we retained 5,717,184 UE operating partnership units, representing a 5.4% ownership interest in UE.  We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis.  We are providing transition services to UE for an initial period of up to two years, primarily for information technology support.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets.  As of December 31, 2015, the fair value of our investment in UE, based on UE’s December 31, 2015 closing share price of $23.45, was $134,068,000, or $108,717,000 in excess of the carrying amount on our consolidated balance sheet.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT Associates, L.P., which is the operating partnership of PREIT, in exchange for $485,313,000; comprised of $340,000,000 of cash and 6,250,000 PREIT operating partnership units (valued at $145,313,000 or $23.25 per PREIT unit) (See Note 7 – Dispositions).  $19,000,000 of tenant improvements and allowances was credited to PREIT as a closing adjustment.  As a result of this transaction, we own an 8.1% interest in PREIT.  We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.  As of December 31, 2015, the fair value of our investment in PREIT, based on PREIT’s December 31, 2015 closing share price of $21.87, was $136,688,000, or $3,313,000 in excess of the carrying amount on our consolidated balance sheet.  As of December 31, 2015, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $65,404,000.  The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in PREIT’s net loss.  The basis difference related to the land will be recognized upon disposition of our investment.

512 West 22nd Street

On June 24, 2015, we entered into a joint venture, in which we own a 55% interest, to develop a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street. The development cost of this project is approximately $235,000,000. The development commenced during the fourth quarter of 2015 and is expected to be completed in 2018.  On November 24, 2015, the joint venture obtained a $126,000,000 construction loan.  The loan matures in November 2019 with two six-month extension options.  The interest rate is LIBOR plus 2.65% (3.07% at December 31, 2015).  As of December 31, 2015, the outstanding balance of the loan was $44,072,000, of which $24,240,000 is our share.  We account for our investment in the joint venture under the equity method.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities - continued

Below is a summary of our investments in partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	As of December 31,
		December 31, 2015	2015	2014
Investments:
	Partially owned office buildings(1)	Various	$909,782	$760,749
	Alexander’s	32.4%	133,568	131,616
	PREIT	8.1%	133,375	-
	India real estate ventures	4.1%-36.5%	48,310	76,752
	UE	5.4%	25,351	-
	Toys(2)	32.5%	-	-
	Other investments(3)	Various	300,036	271,372
			$1,550,422	$1,240,489

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)

Pursuant to Rule 4-08(g) of Regulation S-X, in 2014 Toys was considered a significant subsidiary where as in 2015 it was not.  As of November 1, 2014, Toys had total assets of $11,267,000, total liabilities of $10,377,000, noncontrolling interests of $82,000 and equity of $808,000.

(3)	Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

Below is a summary of our income (loss) from partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	For the Year Ended December 31,
		December 31, 2015	2015	2014	2013
Our Share of Net (Loss) Income:
	Alexander's:
	Equity in net income	32.4%	$24,209	$21,287	$17,721
	Management, leasing and development fees		6,869	8,722	6,681
			31,078	30,009	24,402

	UE (see page 109 for details):
	Equity in net earnings	5.4%	2,430	-	-
	Management fees		1,964	-	-
			4,394	-	-

	Toys:
	Equity in net loss(1)	32.5%	-	(4,691)	(128,919)
	Non-cash impairment losses (see page 108 for details)		-	(75,196)	(240,757)
	Management fees		2,500	6,331	7,299
			2,500	(73,556)	(362,377)

	Partially owned office buildings(2)	Various	(23,556)	93	(4,212)

	India real estate ventures(3)	4.1%-36.5%	(18,746)	(8,309)	(3,533)

	PREIT (see page 109 for details)	8.1%	(7,450)	-	-

	LNR(4)	n/a	-	-	18,731

	Lexington(5)	n/a	-	-	(979)

	Other investments(6)	Various	(850)	(8,098)	(12,914)

			$(12,630)	$(59,861)	$(340,882)

(1)

Pursuant to Rule 4-08(g) of Regulation S-X, in 2014 and 2013 Toys was considered a significant subsidiary where as in 2015 it was not.  For the twelve months ended November 1, 2014, Toys’ total revenue was $12,645,000 and net loss attributable to Toys was $343,000.  For the twelve months ended November 2, 2013, Toys’ total revenue was $13,046,000 and net loss attributable to Toys was $396,000.

(2)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others. In 2015, we recognized net losses of $39,600 from our 666 Fifth Avenue (Office) joint venture as a result of our share of depreciation expense.  Also in 2015, we recognized our $12,800 share of a write-off of a below market lease liability related to a tenant vacating at 650 Madison Avenue.  In 2014, we recognized our $14,500 share of accelerated depreciation from our West 57th Street joint ventures in connection with the change in estimated useful life of those properties.

(3)	Includes a $14,806 and $5,771 non-cash impairment loss in 2015 and 2014, respectively.
(4)	In 2013, we recognized net income of $18,731, comprised of (i) $42,186 for our share of LNR’s net income and (ii) a $27,231 non-cash impairment loss and (iii) a $3,776 net gain on sale.
(5)	In the first quarter of 2013, we began accounting for our investment in Lexington as a marketable security - available for sale.
(6)

Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street and others.  In 2014, we recognized a $10,263 non-cash charge, comprised of a $5,959 impairment loss and a $4,304 loan loss reserve, on our equity and debt investments in Suffolk Downs.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Investments in Partially Owned Entities – continued

        Below is a summary of the debt of our partially owned entities as of December 31, 2015 and 2014, none of which is recourse to us.

(Amounts in thousands)	Percentage		Interest
	Ownership at		Rate at	100% Partially Owned Entities’
	December 31,		December 31,	Debt at December 31,
	2015	Maturity	2015	2015	2014
Toys:
Notes, loans and mortgages payable	32.5%	2016-2021	7.35%	$5,619,710	$5,748,350

Partially owned office buildings(1):
Mortgages payable	Various	2016-2023	5.57%	$3,771,255	$3,691,274

PREIT:
Mortgages payable	8.1%	2016-2025	4.04%	$1,852,270	$-

UE:
Mortgages payable	5.4%	2018-2034	4.15%	$1,246,155	$-

Alexander's:
Mortgages payable	32.4%	2016-2022	1.69%	$1,053,262	$1,032,780

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2016-2026	12.06%	$185,607	$183,541

Other(2):
Mortgages payable	Various	2016-2023	4.27%	$1,316,641	$1,314,077

(1)				Includes 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)				Includes Independence Plaza, Fashion Center Mall, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities, was $4,432,078,000 and $4,190,428,000 as of December 31, 2015 and 2014, respectively.

Summary of Condensed Combined Financial Information

The following is a summary of condensed combined financial information for all of our partially owned entities, including Toys and Alexander’s, as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)		Balance as of December 31,
		2015	2014
Balance Sheet:
Assets		$25,526,000	$21,389,000
Liabilities		21,162,000	17,986,000
Noncontrolling interests		146,000	104,000
Equity		4,218,000	3,299,000

	For the Year Ended December 31,
	2015	2014	2013
Income Statement:
Total revenue	$13,423,000	$13,620,000	$14,092,000
Net loss	(224,000)	(434,000)	(368,000)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Dispositions

2015 Activity:

New York

On December 22, 2015, we completed the sale of 20 Broad Street, a 473,000 square foot office building in Manhattan for an aggregate consideration of $200,000,000.  The total income from this transaction was approximately $157,000,000 comprised of approximately $142,000,000 from the gain on sale and $15,000,000 of lease termination income set forth in Note 15 – Fee and Other Income.

Washington, DC

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

Discontinued Operations

On January 15, 2015, we completed the spin-off of substantially all of our retail segment comprised of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE (NYSE: UE) (see Note 1 – Organization and Business).  In addition, we completed the following retail property sales, substantially completing the exit of the retail strips and malls business.

On March 13, 2015, we sold our Geary Street, CA lease for $34,189,000, which resulted in a net gain of $21,376,000.

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT (see Note 6 – Investments in Partially Owned Entities).  The financial statement gain was $7,823,000, of which $7,192,000 was recognized in the first quarter of 2015 and the remaining $631,000 was deferred based on our ownership interest in PREIT.  On March 31, 2018, we will be entitled to additional consideration of 50% of the increase in the value of Springfield Town Center, if any, over $465,000,000, calculated utilizing a 5.5% capitalization rate.  In the first quarter of 2014, we recorded a non-cash impairment loss of $20,000,000 on Springfield Town Center which is included in “income from discontinued operations” on our consolidated statements of income.

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

On March 2, 2014, we entered into an agreement to transfer upon completion, the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT in exchange for $485,313,000; comprised of $340,000,000 of cash and 6,250,000 of PREIT operating partnership units (valued at $145,313,000 or $23.25 per PREIT unit).  In connection therewith, we recorded a non-cash impairment loss of $20,000,000, which is included in “income from discontinued operations” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Dispositions - continued

Discontinued Operations – continued

On July 8, 2014, we completed the sale of Beverly Connection, a 335,000 square foot power shopping center in Los Angeles, California, for $260,000,000, of which $239,000,000 was cash and $21,000,000 was 10-year mezzanine seller financing.  The sale resulted in a net gain of $44,155,000.

We also sold six of the 22 strip shopping centers which did not fit UE’s strategy (see Note 1 – Organization and Business), in separate transactions, for an aggregate of $66,410,000 in cash, which resulted in a net gain aggregating $22,500,000.

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

We also sold 12 other properties, in separate transactions, for an aggregate of $82,300,000, in cash, which resulted in a net gain aggregating $7,851,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Dispositions - continued

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, we have reclassified the revenues and expenses of all of the properties discussed above to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2015 and 2014, and their combined results of operations for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)		Balance as of
		December 31, 2015	December 31, 2014
Assets related to discontinued operations:
Real estate, net		$29,561	$2,028,677
Other assets		7,459	205,451
		$37,020	$2,234,128

Liabilities related to discontinued operations:
Mortgages payable, net		$-	$1,278,182
Other liabilities (primarily deferred revenue in 2014)		12,470	222,827
		$12,470	$1,501,009

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014	2013
Income from discontinued operations:
Total revenues	$27,831	$395,786	$502,061
Total expenses	17,651	274,107	310,364
	10,180	121,679	191,697
Net gains on sales of real estate	65,396	507,192	414,502
Transaction related costs (primarily UE spin off)	(22,972)	(14,956)	-
Impairment losses	(256)	(26,518)	(37,170)
Net gain on sale of asset other than real estate	-	-	1,377
Pretax income from discontinued operations	52,348	587,397	570,406
Income tax expense	(86)	(1,721)	(2,311)
Income from discontinued operations	$52,262	$585,676	$568,095

Cash flows related to discontinued operations:
Cash flows from operating activities	$(33,462)	$123,837	$279,436
Cash flows from investing activities	346,865	(180,019)	(117,497)

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of December 31, 2015 and 2014.

(Amounts in thousands)	Balance as of December 31,
	2015	2014
Identified intangible assets:
Gross amount	$415,261	$424,976
Accumulated amortization	(187,360)	(199,821)
Net	$227,901	$225,155
Identified intangible liabilities (included in deferred revenue):
Gross amount	$643,488	$657,976
Accumulated amortization	(325,340)	(329,775)
Net	$318,148	$328,201

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $78,749,000, $37,516,000 and $41,970,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$52,359
2017	44,501
2018	43,028
2019	31,011
2020	23,320

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $36,659,000, $28,275,000 and $61,915,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$29,349
2017	24,427
2018	20,063
2019	15,779
2020	12,345

We are a tenant under ground leases at certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense of $1,832,000, $1,832,000, and $2,745,000 for the years ended December 31, 2015, 2014 and 2013.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$1,832
2017	1,832
2018	1,832
2019	1,832
2020	1,832

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt

Secured Debt

On April 1, 2015, we completed a $308,000,000 refinancing of RiverHouse Apartments, a three building, 1,670 unit rental complex located in Arlington, VA.  The loan is interest only at LIBOR plus 1.28% (1.52% at December 31, 2015) and matures in 2025.  We realized net proceeds of approximately $43,000,000.  The property was previously encumbered by a 5.43%, $195,000,000 mortgage maturing in April 2015 and a $64,000,000 mortgage at LIBOR plus 1.53% maturing in 2018.

On June 2, 2015, we completed a $205,000,000 financing in connection with the acquisition of 150 West 34th Street (see Note 4 – Acquisitions).  The loan bears interest at LIBOR plus 2.25% (2.52% at December 31, 2015) and matures in 2018 with two one-year extension options.

On July 28, 2015, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot property comprised of 855,000 square feet of office space and the 256,000 square foot Manhattan Mall.  The loan is interest only at LIBOR plus 1.65% (1.92% at December 31, 2015) and matures in July 2020.  We realized net proceeds of approximately $242,000,000.

On September 22, 2015, we upsized the loan on our 220 Central Park South development by $350,000,000 to $950,000,000.  The interest rate on the loan is LIBOR plus 2.00% (2.42% at December 31, 2015) and the final maturity date is 2020.  In connection with the upsizing, the standby commitment for a $500,000,000 mezzanine loan for this development has been terminated by payment of a $15,000,000 contractual termination fee, which was capitalized as a component of “development costs and construction in progress” on our consolidated balance sheet as of December 31, 2015.

On December 11, 2015, we completed a $375,000,000 refinancing of 888 Seventh Avenue, a 882,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.60% (1.92% at December 31, 2015) which was swapped for the term of the loan to a fixed rate of 3.15% and matures in December 2020.  We realized net proceeds of approximately $49,000,000.

On December 21, 2015, we completed a $450,000,000 financing of the retail condominium of the St. Regis Hotel and the adjacent retail town house located on Fifth Avenue at 55th Street.  The loan matures in December 2020, with two one-year extension options.  The loan is interest only at LIBOR plus 1.80% (2.19% at December 31, 2015) for the first three years, LIBOR plus 1.90% for years four and five, and LIBOR plus 2.00% during the extension periods.  We own a 74.3% controlling interest in the joint venture which owns the property.

Senior Unsecured Notes

On January 1, 2015, we redeemed all of the $500,000,000 principal amount of our outstanding 4.25% senior unsecured notes, which were scheduled to mature on April 1, 2015, at a redemption price of 100% of the principal amount plus accrued interest through December 31, 2014.

Unsecured Term Loan

On October 30, 2015, we entered into an unsecured delayed-draw term loan facility in the maximum amount of $750,000,000.  The facility matures in October 2018 with two one-year extension options.  The interest rate is LIBOR plus 1.15% (1.40% at December 31, 2015) with a fee of 0.20% per annum on the unused portion.  At closing, we drew $187,500,000.  The facility provides that the maximum amount available is twice the amount outstanding on April 29, 2016, limited to $750,000,000, and all draws must be made by October 2017.  This facility, together with the $950,000,000 development loan mentioned above, provides the funding for our 220 Central Park South development.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Debt – continued

The following is a summary of our debt:

(Amounts in thousands)	Weighted Average
	Interest Rate at	Balance at December 31,
	December 31, 2015	2015	2014
Mortgages Payable:
Fixed rate	4.29%	$6,356,634	$6,497,286
Variable rate	2.14%	3,258,204	1,763,769
Total	3.56%	9,614,838	8,261,055
Deferred financing costs, net and other		(101,125)	(73,212)
Total, net		$9,513,713	$8,187,843

Unsecured Debt:
Senior unsecured notes	3.68%	$850,000	$1,350,000
Deferred financing costs, net and other		(5,841)	(7,506)
Senior unsecured notes, net		844,159	1,342,494

Unsecured term loan	1.40%	187,500	-
Deferred financing costs, net and other		(4,362)	-
Unsecured term loan, net		183,138	-

Unsecured revolving credit facilities	1.38%	550,000	-

Total, net		$1,577,297	$1,342,494

        The net carrying amount of properties collateralizing the mortgages payable amounted to $9.6 billion at December 31, 2015.  As of December 31, 2015, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)		Senior Unsecured
		Debt and Unsecured
		Revolving Credit
	Mortgages Payable	Facilities
Year Ending December 31,
2016	$1,095,366	$550,000
2017	411,113	-
2018	441,354	-
2019	379,122	450,000
2020	2,835,451	187,500
Thereafter	4,452,432	400,000

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

Below are the details of redeemable noncontrolling interests as of December 31, 2015 and 2014.

(Amounts in thousands, except units and						Preferred or
per unit amounts)	Balance as of		Units Outstanding at		Per Unit	Annual
	December 31,		December 31,		Liquidation	Distribution
Unit Series	2015	2014	2015	2014	Preference	Rate
Common:
Class A	$1,223,793	$1,336,780	12,242,820	11,356,550	n/a	$2.52

Perpetual Preferred: (1)
5.00% D-16 Cumulative Redeemable	$1,000	$1,000	1	1	$1,000,000.00	$50,000.00
3.25% D-17 Cumulative Redeemable	$4,428	$-	177,100	-	$25.00	$0.8125

(1)

Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; we, at our option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis.  These units are redeemable at our option at any time.

Below is a table summarizing the activity of redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2013	$1,003,620
Net income	47,613
Other comprehensive income	1,323
Distributions	(33,469)
Redemption of Class A units for common shares, at redemption value	(27,273)
Adjustments to carry redeemable Class A units at redemption value	315,276
Other, net	30,690
Balance at December 31, 2014	1,337,780
Net income	43,231
Other comprehensive income	(2,866)
Distributions	(30,263)
Redemption of Class A units for common shares, at redemption value	(48,230)
Adjustments to carry redeemable Class A units at redemption value	(192,464)
Issuance of Class A units	80,000
Issuance of Series D-17 Preferred Units	4,428
Other, net	37,605
Balance at December 31, 2015	$1,229,221

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 and $55,097,000 as of December 31, 2015 and 2014, respectively.  Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    Shareholders’ Equity

Common Shares

As of December 31, 2015, there were 188,576,853 common shares outstanding.  During 2015, we paid an aggregate of $474,751,000 of common dividends comprised of quarterly common dividends of $0.63 per share.

Preferred Shares

The following table sets forth the details of our preferred shares of beneficial interest as of December 31, 2015 and 2014.

(Amounts in thousands, except share and	Balance as of		Shares Outstanding at		Per Share	Annual
per share amounts)	December 31,		December 31,		Liquidation	Dividend
Preferred Shares	2015	2014	2015	2014	Preference	Rate(1)
Convertible Preferred:
6.5% Series A: authorized 83,977 shares(2)	$1,321	$1,393	26,629	28,939	$50.00	$3.25
Cumulative Redeemable:
6.625% Series G: authorized 8,000,000 shares(3)	193,135	193,135	8,000,000	8,000,000	$25.00	$1.65625
6.625% Series I: authorized 10,800,000 shares(3)	262,379	262,379	10,800,000	10,800,000	$25.00	$1.65625
6.875% Series J: authorized 9,850,000 shares(3)	238,842	238,842	9,850,000	9,850,000	$25.00	$1.71875
5.70% Series K: authorized 12,000,000 shares(3)	290,971	290,971	12,000,000	12,000,000	$25.00	$1.425
5.40% Series L: authorized 12,000,000 shares(3)	290,306	290,306	12,000,000	12,000,000	$25.00	$1.35
	$1,276,954	$1,277,026	52,676,629	52,678,939

(1)	Dividends on preferred shares are cumulative and are payable quarterly in arrears.
(2)

Redeemable at our option under certain circumstances, at a redemption price of 1.5934 and 1.4334 common shares per Series A Preferred Share plus accrued and unpaid dividends through the date of redemption, or convertible at any time at the option of the holder for 1.5934 and 1.4334 common shares per Series A Preferred Share, as of December 31, 2015 and 2014, respectively.

(3)	Redeemable at our option at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

(Amounts in thousands)	For the Year Ended December 31, 2015
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2014	$93,267	$133,774	$(8,992)	$(25,803)	$(5,712)
Net current period OCI	(46,346)	(55,326)	(327)	6,435	2,872
Balance as of December 31, 2015	$46,921	$78,448	$(9,319)	$(19,368)	$(2,840)

12.    Variable Interest Entities (“VIEs”)

Unconsolidated VIEs

As of December 31, 2015 and 2014, we have six and three unconsolidated VIEs, respectively.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities).  As of December 31, 2015 and 2014, the net carrying amount of our investments in these entities was $379,939,000 and $286,783,000, respectively, and our maximum exposure to loss in these entities, is limited to our investments.  We did not have any consolidated VIEs as of December 31, 2015 and 2014.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units), and (v) interest rate swaps.  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at December 31, 2015 and 2014, respectively.

(Amounts in thousands)	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable securities	$150,997	$150,997	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	574,761	-	-	574,761
Deferred compensation plan assets (included in other assets)	117,475	58,289	-	59,186
Total assets	$843,233	$209,286	$-	$633,947

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swaps (included in other liabilities)	19,600	-	19,600	-
Total liabilities	$70,161	$50,561	$19,600	$-

(Amounts in thousands)	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Marketable securities	$206,323	$206,323	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	513,973	-	-	513,973
Deferred compensation plan assets (included in other assets)	117,284	53,969	-	63,315
Total assets	$837,580	$260,292	$-	$577,288

Mandatorily redeemable instruments (included in other liabilities)	$55,097	$55,097	$-	$-
Interest rate swap (included in other liabilities)	25,797	-	25,797	-
Total liabilities	$80,894	$55,097	$25,797	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At December 31, 2015, we had six real estate fund investments with an aggregate fair value of $574,761,000, or $208,614,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 5.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at December 31, 2015.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	12.0% to 14.9%	13.6%
Terminal capitalization rates	4.8% to 6.1%	5.5%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	For The Year Ended December 31,
	2015	2014
Beginning balance	$513,973	$667,710
Purchases	95,010	3,392
Dispositions / Distributions	(91,450)	(307,268)
Net unrealized gains	54,995	73,802
Net realized gains	2,757	76,337
Other, net	(524)	-
Ending balance	$574,761	$513,973

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	For The Year Ended December 31,
	2015	2014
Beginning balance	$63,315	$68,782
Purchases	9,062	14,162
Sales	(13,252)	(24,951)
Realized and unrealized gains	(501)	3,415
Other, net	562	1,907
Ending balance	$59,186	$63,315

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets required to be measured for impairment at December 31, 2014.  There are no assets measured at fair value on a nonrecurring basis at December 31, 2015.  The fair values of real estate assets required to be measured for impairment were determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.

(Amounts in thousands)	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Real estate assets	$-	$-	$-	$-

(Amounts in thousands)	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Real estate assets	$4,848	$-	$-	$4,848

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), mezzanine loan receivable and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1, and the fair value of our mezzanine loan receivable as of December 31, 2014 is classified as Level 3.  There are no mezzanine loans outstanding as of December 31, 2015.  The fair value of our secured and unsecured debt is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2015 and 2014.

(Amounts in thousands)	As of December 31, 2015		As of December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash equivalents	$1,295,980	$1,296,000	$749,418	$749,000
Mezzanine loan receivable (included in other assets)	-	-	16,748	17,000
	$1,295,980	$1,296,000	$766,166	$766,000
Debt:
Mortgages payable	$9,614,838	$9,306,000	$8,261,055	$8,224,000
Senior unsecured notes	850,000	868,000	1,350,000	1,385,000
Unsecured term loan	187,500	187,500	-	-
Unsecured revolving credit facilities	550,000	550,000	-	-
Total	$11,202,338	$10,911,500	$9,611,055	$9,609,000

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Stock-based Compensation

Our Omnibus Share Plan (the “Plan”), which was approved in May 2010, provides the Compensation Committee of the Board (the “Committee”) the ability to grant incentive and non-qualified stock options, restricted stock, restricted Operating Partnership units and out-performance plan awards to certain of our employees and officers.  Under the Plan, awards may be granted up to a maximum of 6,000,000 shares, if all awards granted are Full Value Awards, as defined, and up to 12,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined, plus shares in respect of awards forfeited after May 2010 that were issued pursuant to our 2002 Omnibus Share Plan.  Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities.  Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price.  This means, for example, if the Committee were to award only restricted shares, it could award up to 6,000,000 restricted shares.  On the other hand, if the Committee were to award only stock options, it could award options to purchase up to 12,000,000 shares (at the applicable exercise price).  The Committee may also issue any combination of awards under the Plan, with reductions in availability of future awards made in accordance with the above limitations.  As of December 31, 2015, we have approximately 3,570,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.

In the years ended December 31, 2015, 2014 and 2013, we recognized an aggregate of $39,846,000, $36,641,000 and $34,914,000, respectively, of stock-based compensation expense, which is included as a component of “general and administrative” expenses on our consolidated statements of income.  The year ended December 31, 2015 includes $7,834,000 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65. The accelerated expense will result in lower general and administrative expense for 2016 of $3,679,000 and $4,155,000 thereafter.  The details of the various components of our stock-based compensation are discussed below.

Out-Performance Plans (“the OPPs”)

OPPs are multi-year, performance-based equity compensation plans under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn a class of units (“OPP units”) of the Operating Partnership if, and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to a relative TSR in any year during the requisite performance periods as described below.  OPP units, if earned, become convertible into Class A common units of the Operating Partnership (and ultimately into shares) following vesting.

Awards under the 2012 and 2013 OPP have been earned.  Awards under the 2014 and 2015 OPP may be earned if we (i) achieve a TSR level greater than 7% per annum, or 21% over the three-year performance measurement periods (the “Absolute Component”), and/or (ii) achieve a TSR above that of the Index over the three-year performance measurement periods (the “Relative Component”).  To the extent awards would be earned under the Absolute Component of each of the OPPs, but we underperform the Index, such awards would be reduced (and potentially fully negated) based on the degree to which we underperform the Index.  In certain circumstances, in the event we outperform the Index but awards would not otherwise be fully earned under the Absolute Component, awards may still be earned or increased under the Relative Component.  To the extent awards would otherwise be earned under the Relative Component but we fail to achieve at least a 6% per annum absolute TSR, such awards earned under the Relative Component would be reduced based on our absolute TSR, with no awards being earned in the event our TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which we may outperform the Index.  Dividends on awards issued accrue during the performance period.

If the designated performance objectives are achieved, OPP units are subject to time-based vesting requirements. Awards earned under the OPPs vest 33% in year three, 33% in year four and 34% in year five.  Our executive officers (for the purposes of Section 16 of the Exchange Act) are required to hold earned 2013, 2014 and 2015 OPP awards for one year following vesting.

Below is the summary of the OPP units earned through December 31, 2015 and the aggregate grant date notional and fair values.

Plan Year	Notional Amount	Grant-Date Fair Value(1)	OPP Units Earned
2015	$40,000,000	$9,120,000	To be determined in 2017
2014	50,000,000	8,202,000	To be determined in 2016
2013	40,000,000	6,814,000	85,420
2012	40,000,000	12,250,000	303,202

(1)

Such amounts are being amortized into expense over a five-year period from the date of grant, using a graded vesting attribution model.  In the years ended December 31, 2015, 2014 and 2013, we recognized $15,531,000, $6,185,000 and $3,226,000, respectively, of compensation expense related to OPPs.  As of December 31, 2015, there was $5,087,000 of total unrecognized compensation cost related to the OPPs, which will be recognized over a weighted-average period of 1.7 years.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Stock-based Compensation - continued

Stock Options

Stock options are granted at an exercise price equal to the average of the high and low market price of our common shares on the NYSE on the date of grant, generally vest over four years and expire 10 years from the date of grant.  Compensation expense related to stock option awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2015, 2014 and 2013, we recognized $1,298,000, $4,550,000 and $8,234,000, respectively, of compensation expense related to stock options that vested during each year.  As of December 31, 2015, there was $1,325,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

Below is a summary of our stock option activity for the year ended December 31, 2015.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2015 (1)	2,965,968	$60.82
Granted	35,208	112.10
Exercised	(160,266)	82.21
Cancelled or expired	(13,340)	100.21
Outstanding at December 31, 2015	2,827,570	$60.06	4.0	$115,796,000
Options vested and expected to vest at
December 31, 2015	2,826,685	$60.06	4.0	$115,788,000
Options exercisable at December 31, 2015	2,741,863	$59.08	3.8	$114,653,000

(1)		Adjusted for the effect of the UE spin-off.

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
Expected volatility	35.00%	36.00%	36.00%
Expected life	5.0 years	5.0 years	5.0 years
Risk free interest rate	1.56%	1.81%	0.91%
Expected dividend yield	3.30%	4.10%	4.30%

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $28.85, $20.31 and $17.18, respectively.  Cash received from option exercises for the years ended December 31, 2015, 2014 and 2013 was $15,343,000, $17,441,000 and $5,915,000, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $3,873,000, $18,223,000 and $3,386,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Stock-based Compensation - continued

Restricted Stock

Restricted stock awards are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant and generally vest over four years.  Compensation expense related to restricted stock awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2015, 2014 and 2013, we recognized $837,000, $1,303,000 and $1,344,000, respectively, of compensation expense related to restricted stock awards that vested during each year.  As of December 31, 2015, there was $1,315,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years.  Dividends paid on unvested restricted stock are charged directly to retained earnings and amounted to $58,000, $88,000 and $110,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Below is a summary of our restricted stock activity under the Plan for the year ended December 31, 2015.

		Weighted-Average
		Grant-Date
Unvested Shares	Shares	Fair Value
Unvested at January 1, 2015 (1)	24,478	$78.32
Granted	8,177	110.84
Vested	(11,298)	78.08
Cancelled or expired	(1,765)	88.69
Unvested at December 31, 2015	19,592	91.09

(1)		Adjusted for the effect of the UE spin-off.

Restricted stock awards granted in 2015, 2014 and 2013 had a fair value of $906,000, $1,048,000 and $857,000, respectively.  The fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $882,000, $1,174,000 and $1,194,000, respectively.

Restricted Operating Partnership Units (“OP Units”)

OP Units are granted at the average of the high and low market price of our common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined.  Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model.  In the years ended December 31, 2015, 2014 and 2013, we recognized $22,180,000, $24,603,000 and $22,110,000, respectively, of compensation expense related to OP Units that vested during each year.  As of December 31, 2015, there was $18,625,000 of total unrecognized compensation cost related to unvested OP Units, which is expected to be recognized over a weighted-average period of 1.6 years.  Distributions paid on unvested OP Units are charged to “net income attributable to noncontrolling interests in the Operating Partnership” on our consolidated statements of income and amounted to $2,414,000, $2,866,000 and $2,598,000 in the years ended December 31, 2015, 2014 and 2013, respectively.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2015.

		Weighted-Average
		Grant-Date
Unvested Units	Units	Fair Value
Unvested at January 1, 2015 (1)	721,662	$74.38
Granted	197,497	102.75
Vested	(270,443)	74.22
Cancelled or expired	(9,699)	83.89
Unvested at December 31, 2015	639,017	83.07

(1)		Adjusted for the effect of the UE spin-off.

OP Units granted in 2015, 2014 and 2013 had a fair value of $20,293,000, $19,669,000 and $31,947,000, respectively.  The fair value of OP Units that vested during the years ended December 31, 2015, 2014 and 2013 was $20,072,000, $22,758,000 and $16,404,000, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014	2013
BMS cleaning fees	$82,113	$85,658	$66,505
Lease termination fees(1)	27,233	16,362	32,630
Management and leasing fees	16,831	19,905	23,073
Other income	38,528	33,281	33,363
	$164,705	$155,206	$155,571

(1)

The year ended December 31, 2015 includes $15,000 related to the New York Stock Exchange lease termination at 20 Broad Street. The year ended December 31, 2013 includes $19,500 from a tenant at 1290 Avenue of the Americas, of which our 70% share, net of a $1,529 write-off of the straight lining of rents, was $12,121; and $3,000 from the termination of our subsidiaries' agreements with Cuyahoga County to operate the Cleveland Medical Mart Convention Center.

The above table excludes fee income from partially owned entities, which is included in “loss from partially owned entities” (see Note 6 – Investments in Partially Owned Entities).

16.     Interest and Other Investment Income (Loss), Net

          The following table sets forth the details of our interest and other investment income (loss), net:

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014	2013
Dividends on marketable securities	$12,836	$12,707	$11,446
Interest on loans receivable	6,371	6,107	20,683
Mark-to-market of investments in our deferred compensation plan(1)	111	11,557	10,636
Losses from the disposition of investment in J.C. Penney	-	-	(72,974)
Other, net	7,660	8,381	5,322
	$26,978	$38,752	$(24,887)

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

17.     Interest and Debt Expense

          The following table sets forth the details of our interest and debt expense.

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014	2013
Interest expense	$405,169	$430,278	$444,412
Amortization of deferred financing costs	32,161	45,263	23,673
Capitalized interest and debt expense	(59,305)	(62,786)	(42,303)
	$378,025	$412,755	$425,782

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations, net of income attributable to
noncontrolling interests	$711,240	$312,700	$(56,727)
Income from discontinued operations, net of income attributable to noncontrolling
interests	49,194	552,152	532,698
Net income attributable to Vornado	760,434	864,852	475,971
Preferred share dividends	(80,578)	(81,464)	(82,807)
Preferred unit and share redemptions	-	-	(1,130)
Net income attributable to common shareholders	679,856	783,388	392,034
Earnings allocated to unvested participating securities	(81)	(125)	(110)
Numerator for basic income per share	679,775	783,263	391,924
Impact of assumed conversions:
Convertible preferred share dividends	91	97	-
Numerator for diluted income per share	$679,866	$783,360	$391,924

Denominator:
Denominator for basic income per share – weighted average shares	188,353	187,572	186,941
Effect of dilutive securities (1):
Employee stock options and restricted share awards	1,166	1,075	768
Convertible preferred shares	45	43	-
Denominator for diluted income per share – weighted average shares and
assumed conversions	189,564	188,690	187,709

INCOME (LOSS) PER COMMON SHARE – BASIC:
Income (loss) from continuing operations, net	$3.35	$1.23	$(0.75)
Income from discontinued operations, net	0.26	2.95	2.85
Net income per common share	$3.61	$4.18	$2.10

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Income (loss) from continuing operations, net	$3.33	$1.22	$(0.75)
Income from discontinued operations, net	0.26	2.93	2.84
Net income per common share	$3.59	$4.15	$2.09

(1)

The effect of dilutive securities in the years ended December 31, 2015, 2014 and 2013 excludes an aggregate of 11,744, 11,238 and 11,752 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Shopping center leases provide for pass-through to tenants the tenant’s share of real estate taxes, insurance and maintenance. Shopping center leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2015, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, are as follows:

(Amounts in thousands)
Year Ending December 31:
2016	$1,633,615
2017	1,686,056
2018	1,644,440
2019	1,496,805
2020	1,349,724
Thereafter	8,103,382

These amounts do not include percentage rentals based on tenants’ sales.  These percentage rents approximated $5,760,000, $6,343,000 and $7,344,000, for the years ended December 31, 2015, 2014 and 2013, respectively.

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2015, 2014 and 2013.

As lessee:

We are a tenant under operating leases for certain properties.  These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2015 are as follows:

(Amounts in thousands)
Year Ending December 31:
2016	$33,265
2017	34,831
2018	35,317
2019	35,826
2020	36,353
Thereafter	1,557,541

Rent expense was $38,887,000, $36,315,000 and $35,913,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  Leases - continued

We are also a lessee under a capital lease under which we will redevelop the retail and signage components of the Marriott Marquis Times Square Hotel.  The lease has put/call options, which if exercised would lead to our ownership.  Capitalized leases are recorded at the present value of future minimum lease payments or the fair market value of the property.  Capitalized leases are depreciated on a straight-line basis over the estimated life of the asset or life of the related lease.  Depreciation expense on capital leases is included in “depreciation and amortization” on our consolidated statements of income.  As of December 31, 2015, future minimum lease payments under this capital lease are as follows:

(Amounts in thousands)
Year Ending December 31:
2016	$12,500
2017	12,500
2018	12,500
2019	12,500
2020	12,500
Thereafter	322,292
Total minimum obligations	384,792
Interest portion	(144,792)
Present value of net minimum payments	$240,000

At December 31, 2015, the gross carrying amount of the property leased under the capital lease was $424,369,000, which is a component of “buildings and improvements” on our consolidated balance sheet.

20.  Multiemployer Benefit Plans

Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2015, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.

In the years ended December 31, 2015, 2014 and 2013, our subsidiaries contributed $10,878,000, $11,431,000 and $10,223,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2015, 2014 and 2013.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2015, 2014 and 2013, our subsidiaries contributed $29,269,000, $29,073,000 and $26,262,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.  Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence and in the annual aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act of 2015, which expires in December 2020.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $3,200,000 ($2,400,000 effective January 1, 2016) per occurrence and 15% of the balance of a covered loss (16% effective January 1, 2016) and the Federal government is responsible for the remaining 85% of a covered loss (84% effective January 1, 2016). We are ultimately responsible for any loss incurred by PPIC.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2015, the aggregate dollar amount of these guarantees and master leases is approximately $427,000,000.

At December 31, 2015, $38,096,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of December 31, 2015, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $70,000,000.

As of December 31, 2015, we have construction commitments aggregating $873,800,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Related Party Transactions

Alexander’s

We own 32.4% of Alexander’s. Steven Roth, the Chairman of our Board and Chief Executive Officer is also the Chairman of the Board and Chief Executive Officer of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 6 - Investments in Partially Owned Entities.

On January 15, 2015, we completed the spin-off of 79 strip shopping centers, three malls, a warehouse park and $225,000,000 of cash to UE and the transfer of all of the employees responsible for the management and leasing of those assets.   In addition, we entered into agreements with UE to provide management and leasing services, on our behalf, for Alexander’s Rego Park retail assets.   Fees for these services are similar to the fees we are receiving from Alexander’s as described in Note 6 - Investments in Partially Owned Entities.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other general partners. As of December 31, 2015, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.  We earned $541,000, $535,000, and $606,000 of management fees under the agreement for the years ended December 31, 2015, 2014 and 2013.

23.  Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2015 and 2014:

(Amounts in thousands, except per share amounts)		Net Income
		Attributable	Net Income Per
		to Common	Common Share (2)
	Revenues	Shareholders (1)	Basic	Diluted
2015
December 31	$651,581	$230,742	$1.22	$1.22
September 30	627,596	198,870	1.05	1.05
June 30	616,288	165,651	0.88	0.87
March 31	606,802	84,593	0.45	0.45

2014
December 31	$597,010	$513,238	$2.73	$2.72
September 30	578,710	131,159	0.70	0.69
June 30	574,411	76,642	0.41	0.41
March 31	562,381	62,349	0.33	0.33

(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses, mark-to-market of derivative instruments, net gains on sale of real estate and from seasonality of business operations.
(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.    Segment Information

As a result of the spin-off of substantially all of our Retail Properties segment (see Note 7 – Dispositions), the remaining retail properties no longer meet the criteria to be a separate reportable segment.  In addition, as a result of our investment in Toys being reduced to zero, we suspended equity method accounting for our investment in Toys (see Note 6 – Investments in Partially Owned Entities) and the Toys segment no longer meets the criteria to be a separate reportable segment.  Accordingly, effective January 1, 2015, the Retail Properties segment and Toys have been reclassified to the Other segment. Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the years ended December 31, 2015, 2014 and 2013.

(Amounts in thousands)	For the Year Ended December 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$2,502,267	$1,695,925		$532,812		$273,530
Total expenses	1,742,019	1,032,015		390,921		319,083
Operating income (loss)	760,248	663,910		141,891		(45,553)
(Loss) income from partially owned entities	(12,630)	655		(5,083)		(8,202)
Income from real estate fund investments	74,081	-		-		74,081
Interest and other investment income (loss), net	26,978	7,722		(262)		19,518
Interest and debt expense	(378,025)	(194,278)		(68,727)		(115,020)
Net gain on disposition of wholly owned and partially
owned assets	251,821	142,693		102,404		6,724
Income (loss) before income taxes	722,473	620,702		170,223		(68,452)
Income tax benefit (expense)	84,695	(4,379)		(317)		89,391
Income from continuing operations	807,168	616,323		169,906		20,939
Income from discontinued operations	52,262	-		-		52,262
Net income	859,430	616,323		169,906		73,201
Less net income attributable to noncontrolling interests	(98,996)	(13,022)		-		(85,974)
Net income (loss) attributable to Vornado	760,434	603,301		169,906		(12,773)
Interest and debt expense(2)	469,843	248,724		82,386		138,733
Depreciation and amortization(2)	664,637	394,028		179,788		90,821
Income tax (benefit) expense(2)	(85,379)	4,766		(1,610)		(88,535)
EBITDA(1)	$1,809,535	$1,250,819	(3)	$430,470	(4)	$128,246	(5)

Balance Sheet Data:
Real estate, at cost	$18,090,137	$10,577,078		$4,544,842		$2,968,217
Investments in partially owned entities	1,550,422	1,195,122		100,511		254,789
Total assets	21,143,293	12,257,774		4,536,895		4,348,624

See notes on pages 136 and 137.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.    Segment Information – continued

(Amounts in thousands)	For the Year Ended December 31, 2014
	Total	New York		Washington, DC		Other
Total revenues	$2,312,512	$1,520,845		$537,151		$254,516
Total expenses	1,622,619	946,466		358,019		318,134
Operating income (loss)	689,893	574,379		179,132		(63,618)
(Loss) income from partially owned entities	(59,861)	20,701		(3,677)		(76,885)
Income from real estate fund investments	163,034	-		-		163,034
Interest and other investment income, net	38,752	6,711		183		31,858
Interest and debt expense	(412,755)	(183,427)		(75,395)		(153,933)
Net gain on disposition of wholly owned and partially
owned assets	13,568	-		-		13,568
Income (loss) before income taxes	432,631	418,364		100,243		(85,976)
Income tax expense	(9,281)	(4,305)		(242)		(4,734)
Income (loss) from continuing operations	423,350	414,059		100,001		(90,710)
Income from discontinued operations	585,676	463,163		-		122,513
Net income	1,009,026	877,222		100,001		31,803
Less net income attributable to noncontrolling interests	(144,174)	(8,626)		-		(135,548)
Net income (loss) attributable to Vornado	864,852	868,596		100,001		(103,745)
Interest and debt expense(2)	654,398	241,959		89,448		322,991
Depreciation and amortization(2)	685,973	324,239		145,853		215,881
Income tax expense(2)	24,248	4,395		288		19,565
EBITDA(1)	$2,229,471	$1,439,189	(3)	$335,590	(4)	$454,692	(5)

Balance Sheet Data:
Real estate, at cost	$16,822,358	$9,732,818		$4,383,418		$2,706,122
Investments in partially owned entities	1,240,489	1,036,130		102,635		101,724
Total assets	21,157,980	10,706,476		4,300,628		6,150,876

(Amounts in thousands)	For the Year Ended December 31, 2013
	Total	New York		Washington, DC		Other
Total revenues	$2,299,176	$1,470,907		$541,161		$287,108
Total expenses	1,624,625	910,498		347,686		366,441
Operating income (loss)	674,551	560,409		193,475		(79,333)
(Loss) income from partially owned entities	(340,882)	15,527		(6,968)		(349,441)
Income from real estate fund investments	102,898	-		-		102,898
Interest and other investment (loss) income, net	(24,887)	5,357		129		(30,373)
Interest and debt expense	(425,782)	(181,966)		(102,277)		(141,539)
Net gain on disposition of wholly owned and partially
owned assets	2,030	-		-		2,030
(Loss) income before income taxes	(12,072)	399,327		84,359		(495,758)
Income tax benefit (expense)	8,717	(2,794)		14,031		(2,520)
(Loss) income from continuing operations	(3,355)	396,533		98,390		(498,278)
Income from discontinued operations	568,095	160,314		-		407,781
Net income (loss)	564,740	556,847		98,390		(90,497)
Less net income attributable to noncontrolling interests	(88,769)	(10,786)		-		(77,983)
Net income (loss) attributable to Vornado	475,971	546,061		98,390		(168,480)
Interest and debt expense(2)	758,781	236,645		116,131		406,005
Depreciation and amortization(2)	732,757	293,974		142,409		296,374
Income tax expense (benefit)(2)	26,371	3,002		(15,707)		39,076
EBITDA(1)	$1,993,880	$1,079,682	(3)	$341,223	(4)	$572,975	(5)

Balance Sheet Data:
Real estate, at cost	$15,392,968	$8,422,297		$4,243,048		$2,727,623
Investments in partially owned entities	1,159,803	904,278		100,543		154,982
Total assets	20,018,210	9,214,055		4,098,338		6,705,817

See notes on page 136 and 137.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.    Segment Information – continued

Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization."  We consider EBITDA a non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on a multiple of EBITDA, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. EBITDA should not be considered a substitute for net income. EBITDA may not be comparable to similarly titled measures employed by other companies.

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2015	2014	2013
	Office	$661,579	$622,818	$612,009
	Retail	358,379	281,428	246,808
	Residential	22,266	21,907	20,420
	Alexander's	42,858	41,746	42,210
	Hotel Pennsylvania	23,044	30,753	30,723
	Net gains on sale of real estate(a)	142,693	440,537	127,512
	Total New York	$1,250,819	$1,439,189	$1,079,682

	(a)	Net gains on sale of real estate are related to 20 Broad Street in 2015, 1740 Broadway in 2014, and 866 UN Plaza in 2013.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2015	2014	2013
	Office, excluding the Skyline properties	$264,864	$266,859	$268,373
	Skyline properties	24,224	27,150	29,499
	Net gain on sale of 1750 Pennsylvania Avenue	102,404	-	-
	Total Office	391,492	294,009	297,872
	Residential	38,978	41,581	43,351
	Total Washington, DC	$430,470	$335,590	$341,223

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.    Segment Information – continued

Notes to preceding tabular information:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2015	2014	2013
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$8,611	$8,056	$7,752
	Net realized/unrealized gains on investments	14,657	37,535	23,489
	Carried interest	10,696	24,715	18,230
	Total	33,964	70,306	49,471
	theMart and trade shows	79,159	79,636	74,270
	555 California Street	49,975	48,844	42,667
	India real estate ventures	3,933	6,434	5,841
	Our share of Toys(a)	2,500	103,632	(12,081)
	Other investments	38,141	16,896	45,856
		207,672	325,748	206,024
	Corporate general and administrative expenses(b)(c)	(106,416)	(94,929)	(94,904)
	Investment income and other, net(b)	26,385	31,665	46,525
	Gains on sale of partially owned entities and other	37,666	13,000	-
	UE and residual retail properties discontinued operations	28,314	245,679	541,516
	Our share of impairment loss on India real estate ventures	(14,806)	(5,771)	-
	Acquisition and transaction related costs	(12,511)	(16,392)	(24,857)
	Net gain on sale of marketable securities, land parcels and residential condominiums	6,724	13,568	56,868
	Impairment loss and loan loss reserve on investment in Suffolk Downs	(1,551)	(10,263)	-
	Losses from the disposition of investment in J.C. Penney	-	-	(127,888)
	Severance costs (primarily reduction in force at theMart)	-	-	(5,492)
	Net income attributable to noncontrolling interests in the Operating Partnership	(43,231)	(47,613)	(24,817)
		$128,246	$454,692	$572,975

	(a)

As a result of our investment being reduced to zero, we suspended equity method accounting in the third quarter of 2014 (see Note 6 - Investments in Partially Owned Entities).  The years ended December 31, 2014 and 2013 include an impairment loss of $75,196 and $240,757, respectively.

	(b)

The amounts in these captions (for this table only) exclude income/expense from the mark-to-market of our deferred compensation plan of $111, $11,557 and $10,636 for the years ended December 31, 2015, 2014 and 2013, respectively.

	(c)

The year ended December 31, 2015 includes $6,217 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65. The accelerated expense will result in lower general and administrative expense for 2016 of $2,940 and $3,277 thereafter.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25.  Subsequent Events

2016 Out-Performance Plan

On January 14, 2016, the Compensation Committee approved the 2016 Outperformance Plan, a multi-year, performance-based equity compensation plan and related form of award agreement (the “2016 OPP”).  Awards under the 2016 OPP constitute awards under Vornado’s shareholder approved 2010 Omnibus Share Plan.  Under the 2016 OPP, participants, including our Chairman and Chief Executive Officer, have the opportunity to earn compensation payable in the form of operating partnership units if, and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to relative total TSR during a three-year performance period.  Specifically, awards under our 2016 OPP may potentially be earned if we (i) achieve a TSR above that of the SNL US REIT Index (the “Index”) over a three-year performance period (the “Relative Component”) and/or (ii) achieve a TSR level greater than 7% per annum, or 21% over the three-year performance period (the “Absolute Component”).  To the extent awards would be earned under the Absolute Component but we underperform the Index, such awards earned under the Absolute Component would be reduced (and potentially fully negated) based on the degree to which we underperform the Index.  In certain circumstances, in the event we outperform the Index but awards would not otherwise be earned under the Absolute Component, awards may still be earned under the Relative Component.  Moreover, to the extent awards would otherwise be earned under the Relative Component but we fail to achieve at least a 3% per annum absolute TSR, such awards earned under the Relative Component would be reduced based on our absolute TSR performance, with no awards being earned in the event our TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which it may outperform the Index.  If the designated performance objectives are achieved, OPP Units are also subject to time-based vesting requirements.  Dividend payments on awards issued accrue during the performance period and are paid to participants if, and only if, awards are ultimately earned based on the achievement of the designated performance objectives.  In addition, all of our executive officers (for the purposes of Section 16 of the Exchange Act) are required to hold any earned OPP Units for one year following vesting.

770 Broadway Refinancing

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest-only at LIBOR plus 1.75% (2.18% at February 11, 2016) which was swapped for four and a half years to a fixed rate of 2.56%.  We realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage maturing in March 2016.

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

As of December 31, 2015, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2015 was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 140, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the internal control over financial reporting of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 16, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 16, 2016

ITEM 9B.     Other information

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

Information relating to trustees of the Registrant, including its audit committee and audit committee financial expert, will be contained in a definitive Proxy Statement involving the election of trustees under the caption “Election of Trustees” which the Registrant will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2015, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

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

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with Vornado unless otherwise stated)

Steven Roth	74

Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael J. Franco	47

Executive Vice President - Chief Investment Officer since April 2015; Executive Vice President - Head of Acquisitions and Capital Markets since November 2010; Managing Director (2003-2010) and Executive Director (2001-2003) of the Real Estate Investing Group of Morgan Stanley.

David R. Greenbaum	64	President of the New York Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Joseph Macnow	70

Executive Vice President - Finance and Chief Administrative Officer since June 2013; Executive Vice President - Finance and Administration from January 1998 to June 2013, and Chief Financial Officer from March 2001 to June 2013; Executive Vice President and Chief Financial Officer of Alexander's, Inc. since August 1995.

Mitchell N. Schear	57	President of Vornado/Charles E. Smith L.P. (our Washington, DC division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Stephen W. Theriot	56

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

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in the Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Principal Security Holders” and such information is incorporated herein by reference.

                      Equity compensation plan information

The following table provides information as of December 31, 2015 regarding our equity compensation plans.

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights		warrants and rights	the second column)
Equity compensation plans approved
by security holders	4,623,934	(1)	$60.06	3,569,694	(2)
Equity compensation awards not
approved by security holders	-		-	-
Total	4,623,934		$60.06	3,569,694

(1)

Includes an aggregate of 1,796,364 shares/units, comprised of (i) 19,592 restricted common shares, (ii) 791,843 restricted Operating Partnership units and (iii) 984,929 Out-Performance Plan units, which do not have an exercise price.

(2)			Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants would be 7,139,388.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions, and director independence will be contained in the Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

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

Pages in this
Annual Report
on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2015, 2014 and 2013	145
III--Real Estate and Accumulated Depreciation as of December 31, 2015	146

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

VORNADO REALTY TRUST
(Registrant)

Date: February 16, 2016	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 16, 2016
	(Steven Roth)	and Chief Executive Officer

By:	/s/Candace K. Beinecke	Trustee	February 16, 2016
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 16, 2016
(Michael D. Fascitelli)

By:	/s/Robert P. Kogod	Trustee	February 16, 2016
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	February 16, 2016
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	February 16, 2016
(David Mandelbaum)

By:	/s/Daniel R. Tisch	Trustee	February 16, 2016
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee	February 16, 2016
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	February 16, 2016
(Russell B. Wight, Jr.)

By:	/s/Stephen W. Theriot	Chief Financial Officer	February 16, 2016
	(Stephen W. Theriot)	(Principal Financial and Accounting Officer)

VORNADO REALTY TRUST
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015
(Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written-off	of Year

Year Ended December 31, 2015:
Allowance for doubtful accounts	$21,209	$(99)	$(6,451)	$14,659
Year Ended December 31, 2014:
Allowance for doubtful accounts	$24,719	$3,076	$(6,586)	$21,209
Year Ended December 31, 2013:
Allowance for doubtful accounts	$28,675	$9,326	$(13,282)	$24,719

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
	Encumbrances (2)	Land	improvements	to acquisition	Land	improvements	Total (3)	amortization	construction (4)	acquired	is computed
New York
New York
Manhattan
1290 Avenue of the Americas	$950,000	$515,539	$923,653	$156,868	$515,540	$1,080,520	$1,596,060	$233,742	1963	2007	(5)
697-703 Fifth Avenue (St. Regis - retail)	450,000	152,825	584,230	-	152,825	584,230	737,055	17,197		2014	(5)
350 Park Avenue	289,242	265,889	363,381	45,811	265,889	409,192	675,081	94,115	1960	2006	(5)
666 Fifth Avenue (Retail Condo)	390,000	189,005	471,072	-	189,005	471,072	660,077	37,030		2012	(5)
One Penn Plaza	-	-	412,169	200,348	-	612,517	612,517	261,693	1972	1998	(5)
100 West 33rd Street	398,402	242,776	247,970	31,934	242,776	279,904	522,680	61,476	1911	2007	(5)
150 West 34th Street	205,000	119,657	268,509	1	119,658	268,509	388,167	3,916	1900	2015	(5)
1535 Broadway (Marriott Marquis)	-	-	249,285	137,101	-	386,386	386,386	4,796		2012	(5)
1540 Broadway	-	110,000	223,122	26,714	110,001	249,835	359,836	43,592		2006	(5)
655 Fifth Avenue	140,000	102,594	231,903	-	102,594	231,903	334,497	13,149		2013	(5)
Two Penn Plaza	575,000	53,615	164,903	98,098	52,689	263,927	316,616	133,450	1968	1997	(5)
90 Park Avenue	-	8,000	175,890	96,269	8,000	272,159	280,159	98,331	1964	1997	(5)
Manhattan Mall	181,598	88,595	113,473	71,400	88,595	184,873	273,468	48,993	2009	2007	(5)
770 Broadway	353,000	52,898	95,686	97,290	52,898	192,976	245,874	75,613	1907	1998	(5)
888 Seventh Avenue	375,000	-	117,269	115,848	-	233,117	233,117	97,680	1980	1998	(5)
909 Third Avenue	350,000	-	120,723	80,715	-	201,438	201,438	76,663	1969	1999	(5)
Eleven Penn Plaza	450,000	40,333	85,259	72,995	40,333	158,254	198,587	60,765	1923	1997	(5)
7 West 34th Street	-	-	-	182,067	34,614	147,453	182,067	62,011	1901	2000	(5)
640 Fifth Avenue	-	38,224	25,992	102,472	38,224	128,464	166,688	41,282	1950	1997	(5)
150 East 58th Street	-	39,303	80,216	40,870	39,303	121,086	160,389	50,879	1969	1998	(5)
595 Madison Avenue	-	62,731	62,888	26,218	62,731	89,106	151,837	33,566	1968	1999	(5)
828-850 Madison Avenue	80,000	107,937	28,261	10	107,937	28,271	136,208	7,538		2005	(5)
33-00 Northern Boulevard	61,759	46,505	86,226	-	46,505	86,226	132,731	2,189	1915	2015	(5)
330 West 34th Street	-	-	8,599	111,810	-	120,409	120,409	6,530	1925	1998	(5)
715 Lexington Avenue	-	-	26,903	63,002	63,000	26,905	89,905	7,243	1923	2001	(5)
478-486 Broadway	-	30,000	20,063	33,827	30,000	53,890	83,890	9,610	2009	2007	(5)
4 Union Square South	117,904	24,079	55,220	2,610	24,080	57,829	81,909	16,392	1965/2004	1993	(5)
260 Eleventh Avenue	-	-	80,482	10	-	80,492	80,492	943	1911	2015	(5)
510 Fifth Avenue	-	34,602	18,728	19,227	34,602	37,955	72,557	5,820		2010	(5)
40 Fulton Street	-	15,732	26,388	15,153	15,732	41,541	57,273	16,888	1987	1998	(5)
689 Fifth Avenue	-	19,721	13,446	22,809	19,721	36,255	55,976	9,492	1925	1998	(5)
443 Broadway	-	11,187	41,186	-	11,187	41,186	52,373	2,693		2013	(5)
40 East 66th Street	-	13,616	34,635	142	13,616	34,777	48,393	8,739		2005	(5)
155 Spring Street	-	13,700	30,544	2,582	13,700	33,126	46,826	7,527		2007	(5)

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances (2)	Land	improvements	to acquisition	Land	improvements	Total (3)	amortization	construction (4)	acquired	is computed
435 Seventh Avenue	$98,000	$19,893	$19,091	$37	$19,893	$19,128	$39,021	$6,449	2002	1997	(5)
3040 M Street	-	7,830	27,490	3,256	7,830	30,746	38,576	7,960		2006	(5)
608 Fifth Avenue	-	-	-	33,906	-	33,906	33,906	3,601	1932	2012	(5)
692 Broadway	-	6,053	22,908	3,540	6,053	26,448	32,501	6,895		2005	(5)
265 West 34th Street	-	28,500	-	-	28,500	-	28,500	-	1920	2015	(5)
677-679 Madison Avenue	-	13,070	9,640	388	13,070	10,028	23,098	2,401		2006	(5)
1131 Third Avenue	-	7,844	7,844	5,198	7,844	13,042	20,886	719		1997	(5)
431 Seventh Avenue	-	16,700	2,751	-	16,700	2,751	19,451	602		2007	(5)
138-142 West 32nd Street	-	9,252	9,936	-	9,252	9,936	19,188	228	1920	2015	(5)
304 Canal Street	-	3,511	12,905	1,109	-	17,525	17,525	-	1910	2014	(5)
334 Canal Street	-	1,693	6,507	7,264	1,693	13,771	15,464	221		2011	(5)
267 West 34th Street	-	5,099	10,037	-	5,099	10,037	15,136	548		2013	(5)
966 Third Avenue	-	8,869	3,631	-	8,869	3,631	12,500	212		2013	(5)
148 Spring Street	-	3,200	8,112	406	3,200	8,518	11,718	1,621		2008	(5)
150 Spring Street	-	3,200	5,822	258	3,200	6,080	9,280	1,175		2008	(5)
137 West 33rd Street	-	6,398	1,550	-	6,398	1,550	7,948	29	1932	2015	(5)
488 Eighth Avenue	-	10,650	1,767	(4,674)	6,859	884	7,743	178		2007	(5)
484 Eighth Avenue	-	3,856	762	399	3,856	1,161	5,017	365		1997	(5)
825 Seventh Avenue	-	1,483	697	33	1,483	730	2,213	341		1997	(5)
Other (Including signage)	-	70,683	20,378	98,431	70,683	118,809	189,492	21,395
Total New York	5,464,905	2,626,847	5,660,102	2,003,752	2,716,237	7,574,464	10,290,701	1,706,483

New Jersey
Paramus	-	-	-	25,339	1,033	24,306	25,339	12,194	1967	1987	(5)

Other Properties
Hotel Pennsylvania	-	29,903	121,712	86,609	29,903	208,321	238,224	95,882	1919	1997	(5)

Total New York	5,464,905	2,656,750	5,781,814	2,115,700	2,747,173	7,807,091	10,554,264	1,814,559

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances (2)	Land	improvements	to acquisition	Land	improvements	Total (3)	amortization	construction (4)	acquired	is computed
Washington, DC
Washington, DC
2011-2451 Crystal Drive - 5 buildings	$220,248	$100,935	$409,920	$149,218	$100,228	$559,845	$660,073	$213,614	1984-1989	2002	(5)
Skyline Properties - 8 buildings	696,319	64,544	355,563	88,132	64,355	443,884	508,239	152,263	1973-1984,	2002	(5)
									1988, 2001
2001 Jefferson Davis Highway,	69,869	57,213	131,206	404,016	57,070	346,946	404,016	81,180	1964-1969	2002	(5)
2100/2200 Crystal Drive, 223 23rd
Street, 2221 South Clark Street, Crystal
City Shops at 2100, 220 20th Street
S. Clark Street/12th Street - 5 buildings	55,722	63,420	231,267	78,426	63,291	309,822	373,113	101,024	1981, 1983-1987	2002	(5)
1550-1750 Crystal Drive/	38,707	64,817	218,330	79,201	64,652	297,696	362,348	101,272	1974-1980	2002	(5)
241-251 18th Street - 4 buildings
RiverHouse Apartments	307,710	118,421	125,078	73,611	138,854	178,256	317,110	40,965		2007	(5)
Met Park / Warehouses	-	106,946	1,326	186,466	124,585	170,153	294,738	67		2007	(5)
1825 - 1875 Connecticut Ave NW -	185,000	69,393	143,320	116,996	68,612	156,656	225,268	38,670	1956, 1963	2007
(Universal Buildings) - 2 buildings											(5)
West End 25	101,671	67,049	5,039	106,814	68,198	110,704	178,902	17,389		2007	(5)
2101 L Street, NW	146,222	32,815	51,642	84,372	39,768	129,061	168,829	35,595	1975	2003	(5)
2200 / 2300 Clarendon Blvd	23,250	-	105,475	49,165	-	154,640	154,640	56,063	1988-1989	2002	(5)
(Courthouse Plaza) - 2 buildings
1800, 1851 and 1901 South Bell Street	-	37,551	118,806	(4,269)	37,551	114,537	152,088	35,454	1968	2002	(5)
- 3 buildings
875 15th Street, NW (Bowen Building)	115,022	30,077	98,962	2,835	30,176	101,698	131,874	26,980	2004	2005	(5)
1399 New York Avenue, NW	-	33,481	67,363	7,047	34,178	73,713	107,891	10,138		2011	(5)
Commerce Executive - 3 buildings	-	13,401	58,705	25,080	13,140	84,046	97,186	29,088	1985-1989	2002	(5)
H Street - North 10-1D Land Parcel	-	104,473	55	(33,069)	61,970	9,489	71,459	-		2007	(5)
Crystal City Hotel	-	8,000	47,191	10,888	8,000	58,079	66,079	16,263	1968	2004	(5)
1150 17th Street, NW	28,728	23,359	24,876	14,388	24,723	37,900	62,623	31,700	1970	2002	(5)
Democracy Plaza One	-	-	33,628	6,103	-	39,731	39,731	18,189	1987	2002	(5)
1730 M Street, NW	14,853	10,095	17,541	11,863	10,687	28,812	39,499	11,086	1963	2002	(5)
1726 M Street, NW	-	9,450	22,062	3,433	9,455	25,490	34,945	21,502	1964	2006	(5)
Crystal Drive Retail	-	-	20,465	7,294	-	27,759	27,759	11,493	2004	2004	(5)
1109 South Capitol Street	-	11,541	178	(253)	11,597	(131)	11,466	-		2007	(5)
South Capitol	-	4,009	6,273	(1,920)	-	8,362	8,362	-		2005	(5)
Other	-	1,763	52,408	(27,100)	1,763	25,308	27,071	705
Total Washington, DC	2,003,321	1,032,753	2,346,679	1,438,737	1,032,853	3,492,456	4,525,309	1,050,700

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
						Gross amount at which						Life on which
			Initial cost to company (1)			carried at close of period						depreciation
					Costs				Accumulated			in latest
				Building	capitalized		Buildings		depreciation			income
				and	subsequent		and		and	Date of	Date	statement
Description		Encumbrances (2)	Land	improvements	to acquisition	Land	improvements	Total (3)	amortization	construction (4)	acquired	is computed
Other
	theMart
	Illinois
	theMart, Chicago	$550,000	$64,528	$319,146	$307,313	$64,535	$626,452	$690,987	$232,480	1930	1998	(5)
	527 West Kinzie, Chicago	-	5,166	-	25	5,166	25	5,191	-
	Total Illinois	550,000	69,694	319,146	307,338	69,701	626,477	696,178	232,480

	New York
	MMPI Piers	-	-	-	13,840	-	13,840	13,840	1,426		2008	(5)

Total theMart		550,000	69,694	319,146	321,178	69,701	640,317	710,018	233,906

	555 California Street	589,063	221,903	893,324	91,882	221,903	985,206	1,207,109	217,490	1922/1969/1970	2007	(5)
	220 Central Park South	950,000	115,720	16,420	654,912	-	787,052	787,052	-		2005	(5)
	Borgata Land, Atlantic City, NJ	57,549	83,089	-	-	83,089	-	83,089	-		2010	(5)
	Wayne Towne Center	-	-	26,137	42,628	-	68,765	68,765	8,254		2010	(5)
	40 East 66th Residential	-	29,199	85,798	(93,222)	8,454	13,321	21,775	3,142		2005	(5)
	Annapolis	-	-	9,652	-	-	9,652	9,652	3,207		2005	(5)
	677-679 Madison	-	1,462	1,058	284	1,626	1,178	2,804	361		2006	(5)
	Other	-	-	-	4,270	-	4,270	4,270	785		2005	(5)
Total Other		2,146,612	521,067	1,351,535	1,021,932	384,773	2,509,761	2,894,534	467,145

Leasehold Improvements
	Equipment and Other	-	-	-	116,030	-	116,030	116,030	85,863
	Total December 31, 2015	$9,614,838	$4,210,570	$9,480,028	$4,692,399	$4,164,799	$13,925,338	$18,090,137	$3,418,267

(1)	Initial cost is cost as of January 30, 1982 (the date on which we commenced real estate operations) unless acquired subsequent to that date see Column H.
(2)	Represents the contractual debt obligations.
(3)	The net basis of our assets and liabilities for tax reporting purposes is approximately $3.4 billion lower than the amount reported for financial statement purposes.
(4)	Date of original construction –– many properties have had substantial renovation or additional construction –– see Column D.
(5)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

VORNADO REALTY TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2015	2014	2013
Real Estate
Balance at beginning of period	$16,822,358	$15,392,968	$15,287,078
Additions during the period:
Land	281,048	225,536	131,646
Buildings & improvements	1,288,136	1,348,153	1,014,876
	18,391,542	16,966,657	16,433,600
Less: Assets sold, written-off and deconsolidated	301,405	144,299	1,040,632
Balance at end of period	$18,090,137	$16,822,358	$15,392,968

Accumulated Depreciation
Balance at beginning of period	$3,161,633	$2,829,862	$2,524,718
Additions charged to operating expenses	459,612	461,689	423,844
	3,621,245	3,291,551	2,948,562
Less: Accumulated depreciation on assets sold and written-off	202,978	129,918	118,700
Balance at end of period	$3,418,267	$3,161,633	$2,829,862

EXHIBIT INDEX

Exhibit No.
3.1	-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2	-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3	-	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A
(File No. 001-11954), filed on January 25, 2013

3.4	-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5	-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6	-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.7	-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.8	-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.9	-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.10	-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11	-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12	-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.13	-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

_______________________
	*	Incorporated by reference.

3.14	-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to exhibit 3,4 to Vornado Realty Trust's Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15	-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.16	-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.17	-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.18	-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.19	-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.20	-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.21	-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.22	-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.23	-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.24	-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.25	-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.26	-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
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
(File No. 001-11954), filed on November 27, 2006

Certain instruments defining the rights of holders of long-term debt securities of Vornado
Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation
S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange
Commission
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
Administrative Agent for the Banks. Incorporated by reference to Exhibit 10.54 to
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2014 (File No. 001-11954), filed on November 3, 2014

10.31	**	-	Form of Vornado Realty Trust 2016 Outperformance Plan Award Agreement. Incorporated by	*
reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on January 21, 2016

10.32		-	Term Loan Agreement dated as of October 30, 2015, by and among Vornado Realty L.P. as borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Banks

_______________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

12	-	Computation of Ratios

21	-	Subsidiaries of the Registrant

23	-	Consent of Independent Registered Public Accounting Firm

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase