Form 10-Q
period 2016-03-31
VORNADO REALTY TRUST
filed 2016-05-02
CIK 899689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954

VORNADO REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	22-1657560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2016, 188,771,002 of the registrant’s common shares of beneficial interest are outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	March 31, 2016	December 31, 2015
ASSETS
Real estate, at cost:
Land	$4,164,796	$4,164,799
Buildings and improvements	12,358,371	12,582,671
Development costs and construction in progress	1,305,849	1,226,637
Leasehold improvements and equipment	109,536	116,030
Total	17,938,552	18,090,137
Less accumulated depreciation and amortization	(3,352,986)	(3,418,267)
Real estate, net	14,585,566	14,671,870
Cash and cash equivalents	1,673,566	1,835,707
Restricted cash	109,147	107,799
Marketable securities	162,091	150,997
Tenant and other receivables, net of allowance for doubtful accounts of $11,200 and $11,908	97,345	98,062
Investments in partially owned entities	1,553,250	1,550,422
Real estate fund investments	566,696	574,761
Receivable arising from the straight-lining of rents, net of allowance of $2,539 and $2,751	973,709	931,245
Deferred leasing costs, net of accumulated amortization of $218,709 and $218,239	485,283	480,421
Identified intangible assets, net of accumulated amortization of $188,094 and $187,360	218,388	227,901
Assets related to discontinued operations	36,514	37,020
Other assets	411,819	477,088
	$20,873,374	$21,143,293

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$9,844,242	$9,513,713
Senior unsecured notes, net	844,514	844,159
Unsecured revolving credit facilities	-	550,000
Unsecured term loan, net	371,076	183,138
Accounts payable and accrued expenses	447,700	443,955
Deferred revenue	325,013	346,119
Deferred compensation plan	116,824	117,475
Liabilities related to discontinued operations	12,902	12,470
Other liabilities	433,863	426,965
Total liabilities	12,396,134	12,437,994
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,414,019 and 12,242,820 units outstanding	1,172,256	1,223,793
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable noncontrolling interests	1,177,684	1,229,221
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 52,676,629 shares	1,276,954	1,276,954
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 188,771,002 and 188,576,853 shares	7,529	7,521
Additional capital	7,187,036	7,132,979
Earnings less than distributions	(1,999,994)	(1,766,780)
Accumulated other comprehensive income	53,399	46,921
Total Vornado shareholders' equity	6,524,924	6,697,595
Noncontrolling interests in consolidated subsidiaries	774,632	778,483
Total equity	7,299,556	7,476,078
	$20,873,374	$21,143,293

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2016	2015
REVENUES:
Property rentals	$519,492	$500,274
Tenant expense reimbursements	59,575	66,921
Fee and other income	33,970	39,607
Total revenues	613,037	606,802
EXPENSES:
Operating	256,349	254,493
Depreciation and amortization	142,957	124,122
General and administrative	48,704	58,492
Impairment loss and acquisition and transaction related costs	165,307	1,981
Total expenses	613,317	439,088
Operating (loss) income	(280)	167,714
Loss from partially owned entities	(4,240)	(2,743)
Income from real estate fund investments	11,284	24,089
Interest and other investment income, net	3,518	10,792
Interest and debt expense	(100,489)	(91,674)
Net gain on disposition of wholly owned and partially owned assets	714	1,860
(Loss) income before income taxes	(89,493)	110,038
Income tax expense	(2,831)	(971)
(Loss) income from continuing operations	(92,324)	109,067
Income from discontinued operations	716	16,179
Net (loss) income	(91,608)	125,246
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(9,678)	(15,882)
Operating Partnership	7,487	(5,287)
Net (loss) income attributable to Vornado	(93,799)	104,077
Preferred share dividends	(20,364)	(19,484)
NET (LOSS) INCOME attributable to common shareholders	$(114,163)	$84,593

(LOSS) INCOME PER COMMON SHARE - BASIC:
(Loss) income from continuing operations, net	$(0.61)	$0.37
Income from discontinued operations, net	-	0.08
Net (loss) income per common share	$(0.61)	$0.45
Weighted average shares outstanding	188,658	187,999

(LOSS) INCOME PER COMMON SHARE - DILUTED:
(Loss) income from continuing operations, net	$(0.61)	$0.37
Income from discontinued operations, net	-	0.08
Net (loss) income per common share	$(0.61)	$0.45
Weighted average shares outstanding	188,658	189,336

DIVIDENDS PER COMMON SHARE	$0.63	$0.63

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Net (loss) income	$(91,608)	$125,246
Other comprehensive income (loss):
Increase (reduction) in unrealized net gain on available-for-sale securities	11,094	(21,332)
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	6	157
Reduction in value of interest rate swaps and other	(4,195)	(771)
Comprehensive (loss) income	(84,703)	103,300
Less comprehensive income attributable to noncontrolling interests	(2,618)	(19,881)
Comprehensive (loss) income attributable to Vornado	$(87,321)	$83,419

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,521	$7,132,979	$(1,766,780)	$46,921	$778,483	$7,476,078
Net loss attributable to Vornado	-	-	-	-	-	(93,799)	-	-	(93,799)
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	9,678	9,678
Dividends on common shares	-	-	-	-	-	(118,867)	-	-	(118,867)
Dividends on preferred shares	-	-	-	-	-	(20,364)	-	-	(20,364)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	157	6	14,476	-	-	-	14,482
Under employees' share
option plan	-	-	26	1	2,165	-	-	-	2,166
Under dividend reinvestment plan	-	-	4	-	357	-	-	-	357
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(13,487)	(13,487)
Other	-	-	-	-	-	-	-	(152)	(152)
Deferred compensation shares
and options	-	-	7	1	535	(186)	-	-	350
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	11,094	-	11,094
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	6	-	6
Reduction in value of interest
rate swaps	-	-	-	-	-	-	(4,195)	-	(4,195)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	36,524	-	-	-	36,524
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(427)	-	(427)
Other	-	-	-	-	-	2	-	110	112
Balance, March 31, 2016	52,677	$1,276,954	188,771	$7,529	$7,187,036	$(1,999,994)	$53,399	$774,632	$7,299,556

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$7,493	$6,873,025	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado	-	-	-	-	-	104,077	-	-	104,077
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	15,882	15,882
Distribution of Urban Edge
Properties	-	-	-	-	-	(464,262)	-	(341)	(464,603)
Dividends on common shares	-	-	-	-	-	(118,447)	-	-	(118,447)
Dividends on preferred shares	-	-	-	-	-	(19,484)	-	-	(19,484)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	210	8	23,485	-	-	-	23,493
Under employees' share
option plan	-	-	165	7	11,672	(2,579)	-	-	9,100
Under dividend reinvestment plan	-	-	3	-	338	-	-	-	338
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	51,350	51,350
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(52,882)	(52,882)
Other	-	-	-	-	-	-	-	(125)	(125)
Conversion of Series A preferred
shares to common shares	-	(12)	1	-	12	-	-	-	-
Deferred compensation shares
and options	-	-	7	1	1,324	(359)	-	-	966
Reduction in unrealized net gain
on available-for-sale securities	-	-	-	-	-	-	(21,332)	-	(21,332)
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	157	-	157
Reduction in value of interest
rate swap	-	-	-	-	-	-	(776)	-	(776)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	25,349	-	-	-	25,349
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	1,288	-	1,288
Other	-	-	-	-	-	-	5	(90)	(85)
Balance, March 31, 2015	52,679	$1,277,014	188,273	$7,509	$6,935,205	$(2,006,439)	$72,609	$757,750	$7,043,648

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income	$(91,608)	$125,246
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate impairment losses	160,700	256
Depreciation and amortization (including amortization of deferred financing costs)	150,648	131,112
Straight-lining of rental income	(41,626)	(29,474)
Distributions of income from partially owned entities	29,860	15,874
Amortization of below-market leases, net	(17,507)	(12,754)
Other non-cash adjustments	15,248	15,865
Return of capital from real estate fund investments	14,676	72,208
Net realized and unrealized gains on real estate fund investments	(6,611)	(17,639)
Loss from partially owned entities	4,240	2,405
Net gain on disposition of wholly owned and partially owned assets	(714)	(1,860)
Net gains on sale of real estate and other	-	(32,243)
Changes in operating assets and liabilities:
Real estate fund investments	-	(95,022)
Tenant and other receivables, net	800	975
Prepaid assets	64,851	62,658
Other assets	(20,113)	(13,093)
Accounts payable and accrued expenses	12,774	(12,691)
Other liabilities	1,027	(17,307)
Net cash provided by operating activities	276,645	194,516

Cash Flows from Investing Activities:
Development costs and construction in progress	(127,283)	(88,052)
Additions to real estate	(77,243)	(54,466)
Investments in partially owned entities	(63,188)	(23,912)
Distributions of capital from partially owned entities	25,524	13,409
Proceeds from sales of real estate and related investments	2,867	334,725
Restricted cash	(1,348)	1,282
Acquisitions of real estate and other	(938)	(49,878)
Proceeds from sales and repayments of mortgage and mezzanine loans receivable and other	11	16,763
Net cash (used in) provided by investing activities	(241,598)	149,871

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Financing Activities:
Repayments of borrowings	$(909,617)	$(907,431)
Proceeds from borrowings	887,500	800,000
Dividends paid on common shares	(118,867)	(118,447)
Distributions to noncontrolling interests	(21,474)	(60,287)
Dividends paid on preferred shares	(20,364)	(19,484)
Debt issuance and other costs	(16,704)	(5,076)
Proceeds received from exercise of employee share options	2,523	12,018
Repurchase of shares related to stock compensation agreements and related
tax withholdings and other	(185)	(2,939)
Cash included in the spin-off of Urban Edge Properties	-	(225,000)
Contributions from noncontrolling interests	-	51,350
Net cash used in financing activities	(197,188)	(475,296)
Net decrease in cash and cash equivalents	(162,141)	(130,909)
Cash and cash equivalents at beginning of period	1,835,707	1,198,477
Cash and cash equivalents at end of period	$1,673,566	$1,067,568

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $7,497 and $8,479	$91,719	$91,702
Cash payments for income taxes	$2,193	$2,175

Non-Cash Investing and Financing Activities:
Accrued capital expenditures included in accounts payable and accrued expenses	$113,755	$87,232
Adjustments to carry redeemable Class A units at redemption value	36,524	25,349
Write-off of fully depreciated assets	(187,419)	(18,790)
Non-cash distribution of Urban Edge Properties:
Assets	-	1,722,263
Liabilities	-	(1,482,660)
Equity	-	(239,603)
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	-	(145,313)
Financing assumed in acquisitions	-	62,000
Like-kind exchange of real estate:
Acquisitions	-	57,722
Dispositions	-	(38,822)
Receipt of security deposits included in restricted cash and other liabilities	-	42,346

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.6% of the common limited partnership interest in, the Operating Partnership at March 31, 2016.  All references to “we,” “us,” “our,” the “Company” and “Vornado” refer to Vornado Realty Trust and its consolidated subsidiaries, including the Operating Partnership.

2.    Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and its consolidated subsidiaries, including the Operating Partnership.  All inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

3.    Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature - continued

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2015.  The adoption of this update as of January 1, 2016, did not have any impact on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The adoption of this update on January 1, 2016 resulted in the identification of additional VIEs, but did not have an impact on our consolidated financial statements other than additional disclosures (see Note 12 - Variable Interest Entities (“VIEs”)).

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

In February 2016, the FASB issued (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

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

We are also the general partner and investment manager of Crowne Plaza Times Square Hotel Co-Investment (the “Co-Investment”), which owns a 24.7% interest in the Crowne Plaza Times Square Hotel.  The Fund owns the remaining 75.3% interest.  The Co-Investment is also accounted for under ASC 946.  We consolidate the accounts of the Co-Investment into our consolidated financial statements, retaining the fair value basis of accounting.

At March 31, 2016, we had six real estate fund investments with an aggregate fair value of $566,696,000, or $200,549,000 in excess of cost, and had remaining unfunded commitments of $102,212,000, of which our share was $25,553,000.  Below is a summary of income from the Fund and the Co-Investment for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Net investment income	$4,673	$6,450
Net realized gain on exited investments	14,676	24,705
Previously recorded unrealized gain on exited investment	(14,254)	(23,279)
Net unrealized gains on held investments	6,189	16,213
Income from real estate fund investments	11,284	24,089
Less income attributable to noncontrolling interests	(5,973)	(13,539)
Income from real estate fund investments attributable to Vornado (1)	$5,311	$10,550

(1)

Excludes management, leasing and development fees of $760 and $704 for the three months ended March 31, 2016 and 2015, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

5.    Marketable Securities

Below is a summary of our marketable securities portfolio as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	As of March 31, 2016			As of December 31, 2015
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$158,833	$72,549	$86,284	$147,752	$72,549	$75,203
Other	3,258	-	3,258	3,245	-	3,245
	$162,091	$72,549	$89,542	$150,997	$72,549	$78,448

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

6.    Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2016, we own 1,654,068 Alexander’s common shares, representing a 32.4% interest in Alexander’s.  We account for our investment in Alexander’s under the equity method.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of March 31, 2016, the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s March 31, 2016 closing share price of $380.55, was $629,456,000, or $501,192,000 in excess of the carrying amount on our consolidated balance sheet.  As of March 31, 2016, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $40,162,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Urban Edge Properties (“UE”) (NYSE: UE)

As of March 31, 2016, we own 5,717,184 UE operating partnership units, representing a 5.4% ownership interest in UE.  We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis.  During 2015, we provided transition services to UE, primarily for information technology, human resources, tax and financial planning.  In 2016, we continue to provide UE information technology support.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets.  As of March 31, 2016, the fair value of our investment in UE, based on UE’s March 31, 2016 closing share price of $25.84, was $147,732,000, or $121,505,000 in excess of the carrying amount on our consolidated balance sheet.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of March 31, 2016, we own 6,250,000 PREIT operating partnership units, representing an 8.1% interest in PREIT.  We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.  As of March 31, 2016, the fair value of our investment in PREIT, based on PREIT’s March 31, 2016 closing share price of $21.85, was $136,563,000, or $8,495,000 in excess of the carrying amount on our consolidated balance sheet.  As of March 31, 2016, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $64,827,000.  The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in PREIT’s net loss.  The basis difference related to the land will be recognized upon disposition of our investment.

One Park Avenue

On March 7, 2016, we completed a $300,000,000 refinancing of our 55% owned joint venture, One Park Avenue, a 947,000 square foot Manhattan office building.  The loan matures in March 2021 and is interest only at LIBOR plus 1.75% (2.19% at March 31, 2016).  The property was previously encumbered by a 4.995%, $250,000,000 mortgage maturing in March 2016.

Mezzanine Loan – New York

On March 17, 2016, we entered into a joint venture, in which we own a 33.3% interest, which owns a $138,240,000 mezzanine loan.  The interest rate is LIBOR plus 8.875% (9.32% at March 31, 2016) and the debt matures in November 2016, with two three-month extension options.  At March 31, 2016, the joint venture has an $11,760,000 remaining commitment, of which our share is $3,920,000.  The joint venture’s investment is subordinate to $350,000,000 of third party debt.  We account for our investment in the joint venture under the equity method.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and income (loss) from, partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	Balance as of
		March 31, 2016	March 31, 2016	December 31, 2015
Investments:
	Partially owned office buildings (1)	Various	$869,233	$909,782
	Alexander’s	32.4%	128,264	133,568
	PREIT	8.1%	128,068	133,375
	India real estate ventures	4.1%-36.5%	48,037	48,310
	UE	5.4%	26,227	25,351
	Other investments (2)	Various	353,421	300,036
			$1,553,250	$1,550,422

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)	Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. (which has a carrying amount of zero) and others.

(Amounts in thousands)		Percentage
		Ownership at	For the Three Months Ended March 31,
		March 31, 2016	2016	2015
Our Share of Net Income (Loss):
	Alexander's (see page 13 for details):
	Equity in net income	32.4%	$6,937	$5,594
	Management, leasing and development fees		1,725	2,097
			8,662	7,691

	UE (see page 13 for details):
	Equity in net earnings	5.4%	876	-
	Management fees		209	584
			1,085	584

	Partially owned office buildings (1)	Various	(14,249)	(9,296)

	PREIT (see page 13 for details)	8.1%	(4,288)	-

	India real estate ventures	4.1%-36.5%	(686)	(109)

	Other investments (2)	Various	5,236	(1,613)

			$(4,240)	$(2,743)

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)	Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Dispositions

The tables below set forth the assets and liabilities related to discontinued operations at March 31, 2016 and December 31, 2015 and their combined results of operations and cash flows for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	Balance as of
	March 31, 2016	December 31, 2015
Assets related to discontinued operations:
Real estate, net	$29,517	$29,561
Other assets	6,997	7,459
	$36,514	$37,020

Liabilities related to discontinued operations:
Other liabilities	$12,902	$12,470
	$12,902	$12,470

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Income from discontinued operations:
Total revenues	$1,182	$20,296
Total expenses	466	13,373
	716	6,923
Transaction related costs (primarily UE spin off)	-	(22,645)
Net gain on sale of lease position in Geary Street, CA	-	21,376
Net gains on sale of real estate	-	10,867
Impairment losses	-	(256)
Pretax income from discontinued operations	716	16,265
Income tax expense	-	(86)
Income from discontinued operations	$716	$16,179

Cash flows related to discontinued operations:
Cash flows from operating activities	$1,654	$(36,672)
Cash flows from investing activities	-	310,069

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	Balance as of
	March 31, 2016	December 31, 2015
Identified intangible assets:
Gross amount	$406,482	$415,261
Accumulated amortization	(188,094)	(187,360)
Net	$218,388	$227,901
Identified intangible liabilities (included in deferred revenue):
Gross amount	$607,241	$643,488
Accumulated amortization	(307,858)	(325,340)
Net	$299,383	$318,148

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $17,507,000 and $12,450,000 for the three months ended March 31, 2016 and 2015, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$44,463
2018	42,991
2019	30,973
2020	23,320
2021	18,263

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $7,793,000 and $6,185,000 for the three months ended March 31, 2016 and 2015, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$24,427
2018	20,063
2019	15,779
2020	12,345
2021	10,957

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense of $458,000 and $458,000 for the three months ended March 31, 2016 and 2015, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$1,832
2018	1,832
2019	1,832
2020	1,832
2021	1,832

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Debt

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.75%, (2.19% at March 31, 2016) which was swapped for four and a half years to a fixed rate of 2.56%.  The Company realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage which was to mature in March 2016.

On March 15, 2016, we notified the servicer of the $678,000,000 mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer. Consequently, based on our shortened estimated holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700,000 non-cash impairment loss in the first quarter of 2016.

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at	Balance at
	March 31, 2016	March 31, 2016	December 31, 2015
Mortgages Payable:
Fixed rate	4.04%	$6,695,401	$6,356,634
Variable rate	2.25%	3,259,067	3,258,204
Total	3.46%	9,954,468	9,614,838
Deferred financing costs, net and other		(110,226)	(101,125)
Total, net		$9,844,242	$9,513,713

Unsecured Debt:
Senior unsecured notes	3.68%	$850,000	$850,000
Deferred financing costs, net and other		(5,486)	(5,841)
Senior unsecured notes, net		844,514	844,159

Unsecured term loan	1.58%	375,000	187,500
Deferred financing costs, net and other		(3,924)	(4,362)
Unsecured term loan, net		371,076	183,138

Unsecured revolving credit facilities	-	-	550,000

Total, net		$1,215,590	$1,577,297

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

10.    Redeemable Noncontrolling Interests

Redeemable noncontrolling interests on our consolidated balance sheets are comprised primarily of Class A Operating Partnership units held by third parties and are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in our consolidated statements of changes in equity.  Below is a table summarizing the activity of redeemable noncontrolling interests.

(Amounts in thousands)
Balance at December 31, 2014	$1,337,780
Net income	5,287
Other comprehensive loss	(1,288)
Distributions	(7,280)
Redemption of Class A units for common shares, at redemption value	(23,493)
Adjustments to carry redeemable Class A units at redemption value	(25,349)
Other, net	19,133
Balance at March 31, 2015	$1,304,790

Balance at December 31, 2015	$1,229,221
Net loss	(7,487)
Other comprehensive income	427
Distributions	(7,835)
Redemption of Class A units for common shares, at redemption value	(14,482)
Adjustments to carry redeemable Class A units at redemption value	(36,524)
Other, net	14,364
Balance at March 31, 2016	$1,177,684

As of March 31, 2016 and December 31, 2015, the aggregate redemption value of redeemable Class A units was $1,172,256,000 and $1,223,793,000, respectively.

Redeemable noncontrolling interests exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of March 31, 2016 and December 31, 2015.    Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

11.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
	Total	for-sale	subsidiaries' OCI	swaps	Other
For the Three Months Ended March 31, 2016
Balance as of December 31, 2015	$46,921	$78,448	$(9,319)	$(19,368)	$(2,840)
OCI before reclassifications	6,478	11,094	6	(4,195)	(427)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	6,478	11,094	6	(4,195)	(427)
Balance as of March 31, 2016	$53,399	$89,542	$(9,313)	$(23,563)	$(3,267)

For the Three Months Ended March 31, 2015
Balance as of December 31, 2014	$93,267	$133,774	$(8,992)	$(25,803)	$(5,712)
OCI before reclassifications	(20,658)	(21,332)	157	(776)	1,293
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(20,658)	(21,332)	157	(776)	1,293
Balance as of March 31, 2015	$72,609	$112,442	$(8,835)	$(26,579)	$(4,419)

12.    Variable Interest Entities (“VIEs”)

At March 31, 2016 and December 31, 2015, we have several unconsolidated VIEs.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities).  As of March 31, 2016 and December 31, 2015, the net carrying amounts of our investment in these entities were $361,921,000 and $379,939,000, respectively, and our maximum exposure to loss in these entities, is limited to our investments.

We adopted ASU 2015-02 on January 1, 2016 which resulted in the identification of several VIEs at March 31, 2016.  Prior to the adoption of ASU 2015-02, these entities were consolidated under the voting interest model.  Our most significant consolidated VIEs are our Operating Partnership, real estate fund investments, and certain properties that have non-controlling interests.  These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.  We consolidate these entities because we control all significant business activities.

We conduct our business through, and all of our assets and liabilities are held by, our Operating Partnership which is a VIE.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units), and (v) interest rate swaps.  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of March 31, 2016 and December 31, 2015, respectively.

(Amounts in thousands)	As of March 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable securities	$162,091	$162,091	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	566,696	-	-	566,696
Deferred compensation plan assets (included in other assets)	116,824	59,640	-	57,184
Interest rate swap (included in other assets)	5,039	-	5,039	-
Total assets	$850,650	$221,731	$5,039	$623,880

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swaps (included in other liabilities)	28,914	-	28,914	-
Total liabilities	$79,475	$50,561	$28,914	$-

(Amounts in thousands)	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable securities	$150,997	$150,997	$-	$-
Real estate fund investments (75% of which is attributable to
noncontrolling interests)	574,761	-	-	574,761
Deferred compensation plan assets (included in other assets)	117,475	58,289	-	59,186
Total assets	$843,233	$209,286	$-	$633,947

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swaps (included in other liabilities)	19,600	-	19,600	-
Total liabilities	$70,161	$50,561	$19,600	$-

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.  Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At March 31, 2016, we had six real estate fund investments with an aggregate fair value of $566,696,000, or $200,549,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.3 to 4.8 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at March 31, 2016 and December 31, 2015.

			Weighted Average
	Range		(based on fair value of investments)
Unobservable Quantitative Input	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Discount rates	12.0% to 14.9%	12.0% to 14.9%	13.5%	13.6%
Terminal capitalization rates	4.8% to 6.1%	4.8% to 6.1%	5.4%	5.5%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Beginning balance	$574,761	$513,973
Purchases	-	95,000
Dispositions / distributions	(14,676)	(72,186)
Net unrealized gains	6,189	16,213
Net realized gains	422	1,426
Ending balance	$566,696	$554,426

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Fair Value Measurements – continued

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Beginning balance	$59,186	$63,315
Purchases	1,166	624
Sales	(1,372)	(438)
Realized and unrealized (loss) gain	(1,907)	1,335
Other, net	111	-
Ending balance	$57,184	$64,836

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets required to be measured for impairment at March 31, 2016.  There are no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2015.  The fair values of real estate assets required to be measured for impairment were determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.

(Amounts in thousands)	As of March 31, 2016
	Total	Level 1	Level 2	Level 3
Real estate assets (Skyline properties)	$192,003	$-	$-	$192,003

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1.  The fair value of our secured and unsecured debt is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2016 and December 31, 2015.

(Amounts in thousands)	As of March 31, 2016			As of December 31, 2015
	Carrying		Fair	Carrying	Fair
	Amount		Value	Amount	Value
Cash equivalents	$1,445,442		$1,445,000	$1,295,980	$1,296,000
Debt:
Mortgages payable	$9,954,468		$9,705,000	$9,614,838	$9,306,000
Senior unsecured notes	850,000		887,000	850,000	868,000
Unsecured term loan	375,000		375,000	187,500	187,500
Unsecured revolving credit facilities	-		-	550,000	550,000
Total	$11,179,468	(1)	$10,967,000	$11,202,338	$10,911,500

(1)	Excludes $119,636 of deferred financing costs, net and other.

14.    Incentive Compensation

Our 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified stock options, restricted shares, restricted Operating Partnership units and Out-Performance Plan awards to certain of our employees and officers.  We account for all equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Equity-based compensation expense was $14,571,000 and $20,142,000 for the three months ended March 31, 2016 and 2015, respectively.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

15.    Fee and Other Income

The following table sets forth the details of fee and other income:

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
BMS cleaning fees	$18,146	$22,633
Management and leasing fees	4,799	4,192
Lease termination fees	2,405	3,747
Other income	8,620	9,035
	$33,970	$39,607

Management and leasing fees include management fees from Interstate Properties, a related party, of $134,000 and $139,000 for the three months ended March 31, 2016 and 2015, respectively.  The above table excludes fee income from partially owned entities, which is included in “loss from partially owned entities” (see Note 6 – Investments in Partially Owned Entities).

16.     Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Dividends on marketable securities	$3,215	$3,203
Mark-to-market (loss) income of investments in our deferred compensation plan (1)	(1,938)	2,859
Interest on loans receivable	748	2,824
Other, net	1,493	1,906
	$3,518	$10,792

(1)	This (loss) income is entirely offset by the income (expense) resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

17.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Interest expense	$100,295	$95,328
Amortization of deferred financing costs	9,265	7,456
Capitalized interest and debt expense	(9,071)	(11,110)
	$100,489	$91,674

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

18.    (Loss) Income Per Share

The following table provides a reconciliation of both net (loss) income and the number of common shares used in the computation of (i) basic (loss) income per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted (loss) income per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options and restricted stock awards.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2016	2015
Numerator:
(Loss) income from continuing operations, net of income attributable
to noncontrolling interests	$(94,471)	$88,848
Income from discontinued operations, net of income attributable to noncontrolling interests	672	15,229
Net (loss) income attributable to Vornado	(93,799)	104,077
Preferred share dividends	(20,364)	(19,484)
Net (loss) income attributable to common shareholders	(114,163)	84,593
Earnings allocated to unvested participating securities	(16)	(19)
Numerator for basic and diluted (loss) income per share	$(114,179)	$84,574

Denominator:
Denominator for basic (loss) income per share – weighted average shares	188,658	187,999
Effect of dilutive securities(1):
Employee stock options and restricted share awards	-	1,337
Denominator for diluted (loss) income per share – weighted average
shares and assumed conversions	188,658	189,336

(LOSS) INCOME PER COMMON SHARE – BASIC:
(Loss) income from continuing operations, net	$(0.61)	$0.37
Income from discontinued operations, net	-	0.08
Net (loss) income per common share	$(0.61)	$0.45

(LOSS) INCOME PER COMMON SHARE – DILUTED:
(Loss) income from continuing operations, net	$(0.61)	$0.37
Income from discontinued operations, net	-	0.08
Net (loss) income per common share	$(0.61)	$0.45

(1)

The effect of dilutive securities for the three months ended March 31, 2016 and 2015 excludes an aggregate of 13,281 and 11,488 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

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

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

19.    Commitments and Contingencies - continued

Insurance - continued

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $2,400,000 per occurrence and 16% of the balance of a covered loss and the Federal government is responsible for the remaining 84% of a covered loss. We are ultimately responsible for any loss incurred by PPIC.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties and expand our portfolio.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2016, the aggregate dollar amount of these guarantees and master leases is approximately $481,000,000.

At March 31, 2016, $32,540,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of March 31, 2016, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $80,000,000.

As of March 31, 2016, we have construction commitments aggregating approximately $810,700,000.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended March 31, 2016
	Total	New York		Washington, DC		Other
Total revenues	$613,037	$410,825		$128,012		$74,200
Total expenses	613,317	269,595		256,565		87,157
Operating (loss) income	(280)	141,230		(128,553)		(12,957)
(Loss) income from partially owned entities	(4,240)	(3,563)		(2,043)		1,366
Income from real estate fund investments	11,284	-		-		11,284
Interest and other investment income, net	3,518	1,115		58		2,345
Interest and debt expense	(100,489)	(54,586)		(15,935)		(29,968)
Net gain on disposition of wholly owned and partially
owned assets	714	-		-		714
(Loss) income before income taxes	(89,493)	84,196		(146,473)		(27,216)
Income tax expense	(2,831)	(959)		(264)		(1,608)
(Loss) income from continuing operations	(92,324)	83,237		(146,737)		(28,824)
Income from discontinued operations	716	-		-		716
Net (loss) income	(91,608)	83,237		(146,737)		(28,108)
Less net (income) loss attributable to noncontrolling interests	(2,191)	(3,429)		-		1,238
Net (loss) income attributable to Vornado	(93,799)	79,808		(146,737)		(26,870)
Interest and debt expense(2)	126,120	71,198		19,406		35,516
Depreciation and amortization(2)	174,811	108,403		42,681		23,727
Income tax expense (2)	3,261	1,090		265		1,906
EBITDA(1)	$210,393	$260,499	(3)	$(84,385)	(4)	$34,279	(5)

(Amounts in thousands)	For the Three Months Ended March 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$606,802	$399,513		$133,968		$73,321
Total expenses	439,088	252,760		92,997		93,331
Operating income (loss)	167,714	146,753		40,971		(20,010)
(Loss) income from partially owned entities	(2,743)	(5,663)		131		2,789
Income from real estate fund investments	24,089	-		-		24,089
Interest and other investment income, net	10,792	1,862		13		8,917
Interest and debt expense	(91,674)	(45,351)		(18,160)		(28,163)
Net gain on disposition of wholly owned and partially
owned assets	1,860	-		-		1,860
Income (loss) before income taxes	110,038	97,601		22,955		(10,518)
Income tax (expense) benefit	(971)	(943)		674		(702)
Income (loss) from continuing operations	109,067	96,658		23,629		(11,220)
Income from discontinued operations	16,179	-		-		16,179
Net income	125,246	96,658		23,629		4,959
Less net income attributable to noncontrolling interests	(21,169)	(1,506)		-		(19,663)
Net income (loss) attributable to Vornado	104,077	95,152		23,629		(14,704)
Interest and debt expense(2)	114,675	58,667		21,512		34,496
Depreciation and amortization(2)	156,450	94,124		40,752		21,574
Income tax (benefit) expense(2)	(739)	1,002		(2,636)		895
EBITDA(1)	$374,463	$248,945	(3)	$83,257	(4)	$42,261	(5)

See notes on the following pages.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information – continued

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

(2)

Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net (loss) income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2016	2015
	Office(a)	$152,729	$154,309
	Retail	93,323	81,305
	Residential	6,350	5,050
	Alexander's	11,569	10,407
	Hotel Pennsylvania	(3,472)	(2,126)
	Total New York	$260,499	$248,945

	(a)	2015 includes $3,540 of EBITDA from 20 Broad Street which was sold in December 2015. Excluding this item, EBITDA was $150,769.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2016	2015
	Office, excluding the Skyline properties (a)	$61,988	$67,385
	Skyline properties	5,092	6,055
	Skyline properties impairment loss	(160,700)	-
	Total Office	(93,620)	73,440
	Residential	9,235	9,817
	Total Washington, DC	$(84,385)	$83,257

	(a)	2015 includes $1,923 of EBITDA from 1750 Pennsylvania Avenue which was sold in September 2015. Excluding this item, EBITDA was $65,462.

VORNADO REALTY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information – continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$2,231	$1,614
	Net realized/unrealized gains on investments	1,561	5,548
	Carried interest	1,519	3,388
	Total	5,311	10,550
	theMART (including trade shows)	23,028	21,041
	555 California Street	11,615	12,401
	India real estate ventures	1,319	1,841
	Other investments	12,322	6,759
		53,595	52,592
	Corporate general and administrative expenses(a) (b)	(30,606)	(35,942)
	Investment income and other, net(a)	6,975	8,762
	Acquisition and transaction related costs	(4,607)	(1,981)
	UE and residual retail properties discontinued operations(c)	721	22,257
	Net gain on sale of residential condominiums	714	1,860
	Net income attributable to noncontrolling interests in the Operating Partnership	7,487	(5,287)
		$34,279	$42,261

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $1,938 loss for the three months ended March 31, 2016 and $2,859 income for the three months ended March 31, 2015.

	(b)

The three months ended March 31, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

	(c)	The three months ended March 30, 2015 includes $22,645 of transaction costs related to the spin-off of our strip shopping centers and malls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of March 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three month periods ended March 31, 2016 and 2015.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2016, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 2, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2016.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing our performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended March 31, 2016:

		Total Return(1)
		Vornado	Office REIT	MSCI(2)
	Three-month	(4.8%)	0.4%	6.3%
	One-year	(13.4%)	(5.6%)	4.1%
	Three-year	35.8%	24.1%	34.7%
	Five-year	40.7%	40.9%	75.0%
	Ten-year	58.1%	43.6%	87.6%

(1)	Past performance is not necessarily indicative of future performance.
(2)	Formerly known as the Morgan Stanley REIT Index.

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

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends.  See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015, for additional information regarding these factors.

Overview – continued

Quarter Ended March 31, 2016 Financial Results Summary

Net loss attributable to common shareholders for the quarter ended March 31, 2016 was $114,163,000, or $0.61 per diluted share, compared to net income attributable to common shareholders of $84,593,000, or $0.45 per diluted share, for the prior year’s quarter.  Net loss for the quarter ended March 31, 2016 includes $165,053,000, of which $160,700,000 relates to the Skyline properties, of real estate impairment losses.  Net income for the quarter ended March 31, 2015 includes $10,867,000 of net gains on sale of real estate.  In addition, the quarters ended March 31, 2016 and 2015 include certain other items that affect comparability, which are listed in the table below.  The aggregate of net gains on sale of real estate, real estate impairment losses and the items in the table below, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders for the quarter ended March 31, 2016 by $156,408,000, or $0.83 per diluted share, and increased net income attributable to common shareholders for the quarter ended March 31, 2015 by $23,057,000, or $0.12 per diluted share.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended March 31, 2016 was $203,137,000, or $1.07 per diluted share, compared to $220,084,000, or $1.16 per diluted share, for the prior year’s quarter.  FFO for the quarters ended March 31, 2016 and 2015 include certain items that affect comparability, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the quarter ended March 31, 2016 by $2,505,000, or $0.01 per diluted share, and increased FFO for the quarter ended March 31, 2015 by $17,163,000, or $0.09 per diluted share.

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Items that affect comparability income (expense):
Acquisition and transaction related costs	$(4,607)	$(1,981)
FFO from discontinued operations and sold properties	721	14,188
Net gain on sale of residential condominiums	714	1,860
Toys FFO	500	1,454
Other	-	2,721
	(2,672)	18,242
Noncontrolling interests' share of above adjustments	167	(1,079)
Items that affect comparability, net	$(2,505)	$17,163

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash basis same store EBITDA of our operating segments for the quarter ended March 31, 2016 over the quarter ended March 31, 2015 and the trailing quarter ended December 31, 2015 are summarized below.

		New York		Washington, DC
Same Store EBITDA:
	March 31, 2016 vs. March 31, 2015
	Same store EBITDA	5.5%	(1)	(2.9%)
	Cash basis same store EBITDA	1.1%	(1)	(3.1%)
	March 31, 2016 vs. December 31, 2015
	Same store EBITDA	(2.9%)	(2)	(0.1%)
	Cash basis same store EBITDA	(1.3%)	(2)	1.2%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 6.0% and by 1.7% on a cash basis.
(2)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.6% and by 4.4% on a cash basis.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

2016 Investments

On March 17, 2016, we entered into a joint venture, in which we own a 33.3% interest, which owns a $138,240,000 mezzanine loan.  The interest rate is LIBOR plus 8.875% (9.32% at March 31, 2016) and the debt matures in November 2016, with two three-month extension options.  At March 31, 2016, the joint venture has an $11,760,000 remaining commitment, of which our share is $3,920,000.  The joint venture’s investment is subordinate to $350,000,000 of third party debt.  We account for our investment in the joint venture under the equity method.

2016 Financings

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.75%, (2.19% at March 31, 2016) which was swapped for four and a half years to a fixed rate of 2.56%.  We realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage which was to mature in March 2016.

On March 7, 2016, we completed a $300,000,000 refinancing of our 55% owned joint venture, One Park Avenue, a 947,000 square foot Manhattan office building.  The loan matures in March 2021 and is interest only at LIBOR plus 1.75% (2.19% at March 31, 2016).  The property was previously encumbered by a 4.995%, $250,000,000 mortgage maturing in March 2016.

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that began after December 15, 2015.  The adoption of this update as of January 1, 2016, did not have any impact on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The adoption of this update on January 1, 2016 resulted in the identification of additional VIEs, but did not have an impact on our consolidated financial statements other than additional disclosures.

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

Overview – continued

Recently Issued Accounting Literature - continued

In February 2016, the FASB issued (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2016.

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

(Square feet in thousands)		New York		Washington, DC
		Office	Retail	Office
Three Months Ended March 31, 2016
	Total square feet leased	737	38	569
	Our share of square feet leased:	552	29	563
	Initial rent (1)	$84.32	$272.01	$38.36
	Weighted average lease term (years)	12.1	11.9	3.3
	Second generation relet space:
	Square feet	525	21	451
	Cash basis:
	Initial rent (1)	$84.15	$229.26	$38.62
	Prior escalated rent	$65.63	$218.35	$39.59
	Percentage increase (decrease)	28.2%	5.0%	(2.5%)
	GAAP basis:
	Straight-line rent (2)	$85.49	$239.55	$36.25
	Prior straight-line rent	$64.46	$206.78	$37.74
	Percentage increase (decrease)	32.6%	15.8%	(3.9%)
	Tenant improvements and leasing commissions:
	Per square foot	$82.59	$122.08	$9.93
	Per square foot per annum	$6.83	$10.26	$3.01
	Percentage of initial rent	8.1%	3.8%	7.8%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents.  Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square footage (in service) and Occupancy as of March 31, 2016:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	Properties	Portfolio	Share	Occupancy %
New York:
Office	35	20,187	17,141	96.4%
Retail	64	2,675	2,463	94.2%
Residential - 1,711 units	11	1,561	827	94.5%
Alexander's, including 312 residential units	7	2,419	784	93.6%
Hotel Pennsylvania	1	1,400	1,400
		28,242	22,615	96.2%

Washington, DC:
Office, excluding the Skyline properties	49	12,978	10,620	90.6%
Skyline properties	8	2,648	2,648	47.4%
Total Office	57	15,626	13,268	81.9%
Residential - 2,414 units	7	2,597	2,455	96.8%
Other	7	598	598	100.0%
		18,821	16,321	84.8%

Other:
theMART	1	3,662	3,653	97.8%
555 California Street	3	1,736	1,215	93.3%
Other	2	763	763	100.0%
		6,161	5,631

Total square feet at March 31, 2016		53,224	44,567

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2015:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	35	21,288	17,627	96.3%
Retail	63	2,641	2,418	96.2%
Residential - 1,711 units	11	1,561	827	94.1%
Alexander's, including 296 residential units	7	2,419	784	99.7%
Hotel Pennsylvania	1	1,400	1,400
		29,309	23,056	96.4%

Washington, DC:
Office, excluding the Skyline properties	49	13,136	10,781	90.0%
Skyline Properties	8	2,648	2,648	50.1%
Total Office	57	15,784	13,429	82.1%
Residential - 2,414 units	7	2,597	2,455	96.1%
Other	7	597	597	100.0%
		18,978	16,481	84.8%

Other:
theMART	1	3,658	3,649	98.5%
555 California Street	3	1,736	1,215	93.3%
Other	2	763	763	100.0%
		6,157	5,627

Total square feet at December 31, 2015		54,444	45,164

Overview - continued

Washington, DC Segment

Comparable EBITDA for the three months ended March 31, 2016, was $5,019,000 behind the prior year's three months and consistent with our expected results for the first quarter.  We expect that Washington’s 2016 comparable EBITDA will be approximately $7,000,000 to $11,000,000 lower than 2015, comprised of:

(i)            core business being flat to $4,000,000 higher, offset by,

(ii)          occupancy of Skyline properties declining further, decreasing EBITDA by approximately $6,500,000, and

(iii)         1726 M Street and 1150 17th Street being taken out of service (to prepare for the development in the future of a new Class A office building) decreasing EBITDA by approximately $4,500,000.

Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 348,000 square feet has been taken out of service for redevelopment and 1,452,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of March 31, 2016.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Resolved:
Relet as of March 31, 2016	$37.36	1,442,000	969,000	389,000	84,000
Leases pending	39.39	10,000	-	10,000	-
Taken out of service for redevelopment		348,000	348,000	-	-
		1,800,000	1,317,000	399,000	84,000

To Be Resolved:
Vacated as of March 31, 2016	34.78	595,000	119,000	412,000	64,000

Total square feet subject to BRAC		2,395,000	1,436,000	811,000	148,000

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2016 and 2015

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended March 31, 2016
	Total	New York		Washington, DC		Other
Total revenues	$613,037	$410,825		$128,012		$74,200
Total expenses	613,317	269,595		256,565		87,157
Operating (loss) income	(280)	141,230		(128,553)		(12,957)
(Loss) income from partially owned entities	(4,240)	(3,563)		(2,043)		1,366
Income from real estate fund investments	11,284	-		-		11,284
Interest and other investment income, net	3,518	1,115		58		2,345
Interest and debt expense	(100,489)	(54,586)		(15,935)		(29,968)
Net gain on disposition of wholly owned and partially
owned assets	714	-		-		714
(Loss) income before income taxes	(89,493)	84,196		(146,473)		(27,216)
Income tax expense	(2,831)	(959)		(264)		(1,608)
(Loss) income from continuing operations	(92,324)	83,237		(146,737)		(28,824)
Income from discontinued operations	716	-		-		716
Net (loss) income	(91,608)	83,237		(146,737)		(28,108)
Less net (income) loss attributable to noncontrolling interests	(2,191)	(3,429)		-		1,238
Net (loss) income attributable to Vornado	(93,799)	79,808		(146,737)		(26,870)
Interest and debt expense(2)	126,120	71,198		19,406		35,516
Depreciation and amortization(2)	174,811	108,403		42,681		23,727
Income tax expense (2)	3,261	1,090		265		1,906
EBITDA(1)	$210,393	$260,499	(3)	$(84,385)	(4)	$34,279	(5)

(Amounts in thousands)	For the Three Months Ended March 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$606,802	$399,513		$133,968		$73,321
Total expenses	439,088	252,760		92,997		93,331
Operating income (loss)	167,714	146,753		40,971		(20,010)
(Loss) income from partially owned entities	(2,743)	(5,663)		131		2,789
Income from real estate fund investments	24,089	-		-		24,089
Interest and other investment income, net	10,792	1,862		13		8,917
Interest and debt expense	(91,674)	(45,351)		(18,160)		(28,163)
Net gain on disposition of wholly owned and partially
owned assets	1,860	-		-		1,860
Income (loss) before income taxes	110,038	97,601		22,955		(10,518)
Income tax (expense) benefit	(971)	(943)		674		(702)
Income (loss) from continuing operations	109,067	96,658		23,629		(11,220)
Income from discontinued operations	16,179	-		-		16,179
Net income	125,246	96,658		23,629		4,959
Less net income attributable to noncontrolling interests	(21,169)	(1,506)		-		(19,663)
Net income (loss) attributable to Vornado	104,077	95,152		23,629		(14,704)
Interest and debt expense(2)	114,675	58,667		21,512		34,496
Depreciation and amortization(2)	156,450	94,124		40,752		21,574
Income tax (benefit) expense(2)	(739)	1,002		(2,636)		895
EBITDA(1)	$374,463	$248,945	(3)	$83,257	(4)	$42,261	(5)

See notes on the following pages.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2016 and 2015 - continued

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

(2)

Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net (loss) income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2016	2015
	Office(a)	$152,729	$154,309
	Retail	93,323	81,305
	Residential	6,350	5,050
	Alexander's	11,569	10,407
	Hotel Pennsylvania	(3,472)	(2,126)
	Total New York	$260,499	$248,945

	(a)	2015 includes $3,540 of EBITDA from 20 Broad Street which was sold in December 2015. Excluding this item, EBITDA was $150,769.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2016	2015
	Office, excluding the Skyline properties (a)	$61,988	$67,385
	Skyline properties	5,092	6,055
	Skyline properties impairment loss	(160,700)	-
	Total Office	(93,620)	73,440
	Residential	9,235	9,817
	Total Washington, DC	$(84,385)	$83,257

	(a)	2015 includes $1,923 of EBITDA from 1750 Pennsylvania Avenue which was sold in September 2015. Excluding this item, EBITDA was $65,462.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2016 and 2015 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$2,231	$1,614
	Net realized/unrealized gains on investments	1,561	5,548
	Carried interest	1,519	3,388
	Total	5,311	10,550
	theMART (including trade shows)	23,028	21,041
	555 California Street	11,615	12,401
	India real estate ventures	1,319	1,841
	Other investments	12,322	6,759
		53,595	52,592
	Corporate general and administrative expenses(a) (b)	(30,606)	(35,942)
	Investment income and other, net(a)	6,975	8,762
	Acquisition and transaction related costs	(4,607)	(1,981)
	UE and residual retail properties discontinued operations(c)	721	22,257
	Net gain on sale of residential condominiums	714	1,860
	Net loss (income) attributable to noncontrolling interests in the Operating Partnership	7,487	(5,287)
		$34,279	$42,261

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $1,938 loss for the three months ended March 31, 2016 and $2,859 income for the three months ended March 31, 2015.

	(b)

The three months ended March 31, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

	(c)	The three months ended March 31, 2015 includes $22,645 of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding discontinued operations and other items that affect comparability.

	For the Three Months Ended March 31,
	2016	2015
Region:
New York City metropolitan area	70%	68%
Washington, DC / Northern Virginia area	21%	23%
Chicago, IL	6%	6%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Three Months Ended March 31, 2016 Compared to March 31, 2015

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $613,037,000 for the three months ended March 31, 2016, compared to $606,802,000 for the prior year’s three months, an increase of $6,235,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Washington, DC	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$753	$3,335		$(2,582)	$-
Development and redevelopment	481	(90)		(56)	627
Hotel Pennsylvania	(2,482)	(2,482)		-	-
Trade shows	(653)	-		-	(653)
Same store operations	21,119	21,166		(1,641)	1,594
	19,218	21,929		(4,279)	1,568

Tenant expense reimbursements:
Acquisitions, dispositions and other	(195)	(96)		(99)	-
Development and redevelopment	587	5		5	577
Same store operations	(7,738)	(4,413)	(1)	(1,734)	(1,591)
	(7,346)	(4,504)		(1,828)	(1,014)

Fee and other income:
BMS cleaning fees	(4,487)	(4,644)	(2)	-	157
Management and leasing fees	607	111		117	379
Lease termination fees	(1,297)	(1,333)		36	-
Other income	(460)	(247)		(2)	(211)
	(5,637)	(6,113)		151	325

Total increase (decrease) in revenues	$6,235	$11,312		$(5,956)	$879

(1)	Primarily from lease expirations in 2015.
(2)	Primarily from the termination of a third party cleaning arrangement in 2015.

Results of Operations – Three Months Ended March 31, 2016 Compared to March 31, 2015 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization and general and administrative expenses, were $613,317,000 for the three months ended March 31, 2016, compared to $439,088,000 for the prior year’s three months, an increase of $174,229,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Washington, DC		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$3,922	$5,179		$(1,257)		$-
Development and redevelopment	284	(32)		88		228
Non-reimbursable expenses, including bad debt
reserves	736	44		907		(215)
Hotel Pennsylvania	(1,162)	(1,162)		-		-
Trade shows	(230)	-		-		(230)
BMS expenses	(3,694)	(3,886)	(1)	-		192
Same store operations	2,000	4,503		(1,222)		(1,281)
	1,856	4,646		(1,484)		(1,306)

Depreciation and amortization:
Acquisitions, dispositions and other	4,261	4,838		(577)		-
Development and redevelopment	2,025	(242)		2,291		(24)
Same store operations	12,549	9,670		378		2,501
	18,835	14,266		2,092		2,477

General and administrative:
Mark-to-market of deferred compensation plan
liability	(4,797)	-		-		(4,797)	(2)
Same store operations	(4,991)	(2,077)	(3)	2,260	(4)	(5,174)	(5)
	(9,788)	(2,077)		2,260		(9,971)

Impairment loss and acquisition and transaction
related costs	163,326	-		160,700	(6)	2,626

Total increase (decrease) in expenses	$174,229	$16,835		$163,568		$(6,174)

(1)	Primarily from the termination of a third party cleaning arrangement in 2015.
(2)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(3)

Results primarily from (i) the three months ended March 31, 2015 including a cumulative catch up of $986 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans and (ii) higher capitalized leasing payroll in 2016.

(4)	Results primarily from higher capitalized payroll in 2015.
(5)

The three months ended March 31, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

(6)

On March 15, 2016, we notified the servicer of the $678,000,000 mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer. Consequently, based on our shortened estimated holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700,000 non-cash impairment loss in the first quarter of 2016.

Results of Operations – Three Months Ended March 31, 2016 Compared to March 31, 2015 - continued

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	Percentage
	Ownership at	For the Three Months Ended March 31,
	March 31, 2016	2016	2015
Our Share of Net (Loss) Income:
Partially owned office buildings (1)	Various	$(14,249)	$(9,296)
Alexander's	32.4%	8,662	7,691
Pennsylvania Real Estate Investment Trust ("PREIT")	8.1%	(4,288)	-
Urban Edge Properties ("UE")	5.4%	1,085	584
India real estate ventures	4.1%-36.5%	(686)	(109)
Other investments (2)	Various	5,236	(1,613)
		$(4,240)	$(2,743)

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)		Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Net investment income	$4,673	$6,450
Net realized gain on exited investments	14,676	24,705
Previously recorded unrealized gain on exited investment	(14,254)	(23,279)
Net unrealized gains on held investments	6,189	16,213
Income from real estate fund investments	11,284	24,089
Less income attributable to noncontrolling interests	(5,973)	(13,539)
Income from real estate fund investments attributable to Vornado (1)	$5,311	$10,550

(1)

Excludes management, leasing and development fees of $760 and $704 for the three months ended March 31, 2016 and 2015, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Three Months Ended March 31, 2016 Compared to March 31, 2015 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $3,518,000 for the three months ended March 31, 2016, compared to $10,792,000 for the prior year’s three months, a decrease of $7,274,000.  This decrease resulted primarily from a $4,797,000 decrease in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses) and a $2,076,000 decrease in interest on loans receivable as a result of lower outstanding loan balances.

Interest and Debt Expense

Interest and debt expense was $100,489,000 for the three months ended March 31, 2016, compared to $91,674,000 for the prior year’s three months, an increase of $8,815,000.  This increase was primarily due to (i) $6,697,000 of higher interest expense from the financings of the St. Regis Retail, 150 West 34th Street, 100 West 33rd Street, and the unsecured term loan, and (ii) $2,039,000 of lower capitalized interest.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the three months ended March 31, 2016 and 2015, we recognized net gains from the sale of residential condominiums of $714,000 and $1,860,000, respectively.

Income Tax Expense

For the three months ended March 31, 2016 and 2015, we recognized income tax expense related to our taxable REIT subsidiaries of $2,831,000 and $971,000, respectively.  The increase in expense resulted primarily from the three months ended March 31, 2015 including the reversal of $1,100,000 deferred tax liabilities related to our Washington, DC business.

Results of Operations – Three Months Ended March 31, 2016 Compared to March 31, 2015 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the UE portfolio and other retail properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Total revenues	$1,182	$20,296
Total expenses	466	13,373
	716	6,923
Transaction related costs (primarily UE spin off)	-	(22,645)
Net gain on sale of lease position in Geary Street, CA	-	21,376
Net gains on sale of real estate	-	10,867
Impairment losses	-	(256)
Pretax income from discontinued operations	716	16,265
Income tax expense	-	(86)
Income from discontinued operations	$716	$16,179

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $9,678,000 for the three months ended March 31, 2016, compared to $15,882,000 for the prior year’s three months, a decrease of $6,204,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Loss (Income) Attributable to Noncontrolling Interests in the Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $7,487,000 for the three months ended March 31, 2016, compared to income of $5,287,000 for the prior year’s three months, a decrease in income of $12,774,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Share Dividends

Preferred share dividends were $20,364,000 for the three months ended March 31, 2016, compared to $19,484,000 for the prior year’s three months, an increase of $880,000.

Results of Operations – Three Months Ended March 31, 2016 Compared to March 31, 2015 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended March 31, 2016, compared to three months ended March 31, 2015.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended March 31, 2016	$260,499		$(84,385)
Add-back:
Non-property level overhead expenses included above	9,967		7,964
Less EBITDA from:
Acquisitions	(11,173)		-
Dispositions	410		(34)
Properties taken out-of-service for redevelopment	(5,860)		733
Other non-operating income, net	1,563		160,535
Same store EBITDA for the three months ended March 31, 2016	$255,406		$84,813

EBITDA for the three months ended March 31, 2015	$248,945		$83,257
Add-back:
Non-property level overhead expenses included above	12,044		5,704
Less EBITDA from:
Acquisitions	(338)		-
Dispositions	(3,346)		(1,982)
Properties taken out-of-service for redevelopment	(5,009)		468
Other non-operating income, net	(10,173)		(129)
Same store EBITDA for the three months ended March 31, 2015	$242,123		$87,318

Increase (decrease) in same store EBITDA -
Three months ended March 31, 2016 vs. March 31, 2015	$13,283	(1)	$(2,505)	(3)

% increase (decrease) in same store EBITDA	5.5%	(2)	(2.9%)

See notes on following page.

Results of Operations – Three Months Ended March 31, 2016 Compared to March 31, 2015 - continued

Notes to preceding tabular information:

New York:

(1)     The $13,283,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $9,740,000 and $3,209,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $1,346,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage.

(2)     Excluding Hotel Pennsylvania, same store EBITDA increased by 6.0%.

Washington, DC:

(3)     The $2,505,000 decrease in Washington, DC same store EBITDA resulted primarily from lower rental revenue of $1,641,000 and higher net operating expenses of $512,000.

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended March 31, 2016	$255,406		$84,813
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(44,983)		(5,864)
Cash basis same store EBITDA for the three months ended
March 31, 2016	$210,423		$78,949

Same store EBITDA for the three months ended March 31, 2015	$242,123		$87,318
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(34,015)		(5,841)
Cash basis same store EBITDA for the three months ended
March 31, 2015	$208,108		$81,477

Increase (decrease) in cash basis same store EBITDA -
Three months ended March 31, 2016 vs. March 31, 2015	$2,315		$(2,528)

% increase (decrease) in cash basis same store EBITDA	1.1%	(1)	(3.1%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.7% on a cash basis.

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended December 31, 2015

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado for the three months ended December 31, 2015	$272,620	$15,571
Interest and debt expense	64,347	19,973
Depreciation and amortization	105,131	43,101
Income tax expense	1,398	246
EBITDA for the three months ended December 31, 2015	$443,496	$78,891

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended March 31, 2016 Compared to December 31, 2015

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended March 31, 2016	$260,499		$(84,385)
Add-back:
Non-property level overhead expenses included above	9,967		7,964
Less EBITDA from:
Acquisitions	(1,040)		-
Dispositions	410		(34)
Properties taken out-of-service for redevelopment	(7,954)		733
Other non-operating income, net	1,563		160,535
Same store EBITDA for the three months ended March 31, 2016	$263,445		$84,813

EBITDA for the three months ended December 31, 2015	$443,496		$78,891
Add-back:
Non-property level overhead expenses included above	6,788		7,553
Less EBITDA from:
Acquisitions	(239)		-
Dispositions, including net gains on sale	(159,843)		41
Properties taken out-of-service for redevelopment	(5,107)		830
Other non-operating income, net	(13,761)		(2,451)
Same store EBITDA for the three months ended December 31, 2015	$271,334		$84,864

Decrease in same store EBITDA -
Three months ended March 31, 2016 vs. December 31, 2015	$(7,889)		$(51)

% decrease in same store EBITDA	(2.9%)	(1)	(0.1%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.6%.

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA – Three Months Ended March 31, 2016 Compared to December 31, 2015

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended March 31, 2016	$263,445		$84,813
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(49,584)		(5,864)
Cash basis same store EBITDA for the three months ended
March 31, 2016	$213,861		$78,949

Same store EBITDA for the three months ended December 31, 2015	$271,334		$84,864
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(54,605)		(6,851)
Cash basis same store EBITDA for the three months ended
December 31, 2015	$216,729		$78,013

(Decrease) increase in cash basis same store EBITDA -
Three months ended March 31, 2016 vs. December 31, 2015	$(2,868)		$936

% (decrease) increase in cash basis same store EBITDA	(1.3%)	(1)	1.2%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 4.4% on a cash basis.

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

Cash Flows for the Three Months Ended March 31, 2016

Our cash and cash equivalents were $1,673,566,000 at March 31, 2016, a $162,141,000 decrease from the balance at December 31, 2015.  Our consolidated outstanding debt was $11,059,832,000 at March 31, 2016, a $31,178,000 decrease from the balance at December 31, 2015.  As of March 31, 2016 and December 31, 2015, $0 and $550,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2016 and 2017, $708,603,000 and $363,842,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $276,645,000 was comprised of (i) net loss of $91,608,000, (ii) $264,378,000 of non-cash adjustments, which include depreciation and amortization expense, impairment losses, the effect of straight-lining of rental income, and loss from partially owned entities, (iii) distributions of income from partially owned entities of $29,860,000, (iv) return of capital from real estate fund investments of $14,676,000, and (v) the net change in operating assets and liabilities of $59,339,000.

Net cash used in investing activities of $241,598,000 was comprised of (i) $127,283,000 of development costs and construction in progress, (ii) $77,243,000 of additions to real estate, (iii) $63,188,000 of investments in partially owned entities, (iv) $1,348,000 of changes in restricted cash, and (v) $938,000 of acquisitions of real estate and other, partially offset by (vi) $25,524,000 of capital distributions from partially owned entities, (vii) $2,867,000 of proceeds from sales of real estate and related investments, and (viii) $11,000 of proceeds from sales and repayments of mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $197,188,000 was comprised of (i) $909,617,000 for the repayments of borrowings, (ii) $118,867,000 of dividends paid on common shares, (iii) $21,474,000 of distributions to noncontrolling interests, (iv) $20,364,000 of dividends paid on preferred shares, (v) $16,704,000 of debt issuance and other costs, and (vi) $185,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other, partially offset by (vii) $887,500,000 of proceeds from borrowings, and (viii) $2,523,000 of proceeds received from the exercise of employee share options.

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

Liquidity and Capital Resources – continued

Capital Expenditures - continued

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2016.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$14,046	$9,443	$2,255		$2,348
Tenant improvements	29,792	27,216	2,219		357
Leasing commissions	15,023	13,962	1,061		-
Non-recurring capital expenditures	8,004	5,498	2,241		265
Total capital expenditures and leasing commissions (accrual basis)	66,865	56,119	7,776		2,970
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	50,564	39,550	9,533		1,481
Expenditures to be made in future periods for the current period	(23,182)	(24,146)	(5,323)		6,287
Total capital expenditures and leasing commissions (cash basis)	$94,247	$71,523	$11,986		$10,738

Tenant improvements and leasing commissions:
Per square foot per annum	$6.16	$6.99	$3.01	$	n/a
Percentage of initial rent	9.3%	7.5%	7.8%		n/a

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

We are constructing a residential condominium tower containing 397,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is approximately $1.3 billion, of which $361,000,000 has been expended as of March 31, 2016.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project will include a 40,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is approximately $250,000,000, of which $191,000,000 has been expended as of March 31, 2016.

We are developing a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55% owned).  The incremental development cost of this project is approximately $130,000,000, of which our share is $72,000,000.  As of March 31, 2016, $15,000,000 has been expended, of which our share is $8,000,000.

We are developing 61 Ninth Avenue, located on the Southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  In February 2016, the venture purchased an adjacent five story loft building and air rights in exchange for a 10% common and preferred equity interest in the venture valued at $19,400,000, which reduced our ownership interest to 45.1% from 50.1%.  The venture’s current plans are to construct an office building, with retail at the base, of approximately 167,000 square feet.  The incremental development cost of this project is approximately $150,000,000, of which our share is $68,000,000.  As of March 31, 2016, $15,000,000 has been expended, of which our share is $7,000,000.

We plan to demolish two adjacent Washington, DC office properties, 1726 M Street and 1150 17th Street in 2016 and replace them in the future with a new 335,000 square foot Class A office building, to be addressed 1700 M Street.  The incremental development cost of the project is approximately $170,000,000.

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

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures - continued

Below is a summary of development and redevelopment expenditures incurred in the three months ended March 31, 2016.  These expenditures include interest of $9,071,000, payroll of $3,166,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $27,514,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$55,291	$-	$-	$55,291
The Bartlett	25,911	-	25,911	-
640 Fifth Avenue	9,755	9,755	-	-
2221 South Clark Street (residential conversion)	9,310	-	9,310	-
90 Park Avenue	6,635	6,635	-	-
Wayne Towne Center	3,777	-	-	3,777
Penn Plaza	2,744	2,744	-	-
330 West 34th Street	1,790	1,790	-	-
Other	12,070	2,406	4,829	4,835
	$127,283	$23,330	$40,050	$63,903

Cash Flows for the Three Months Ended March 31, 2015

Our cash and cash equivalents were $1,067,568,000 at March 31, 2015, a $130,909,000 decrease from the balance at December 31, 2014.  The decrease is primarily due to cash flows from operating and investing activities, partially offset by cash flows from financing activities, as discussed below.

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

Net cash provided by investing activities of $149,871,000 was comprised of (i) $334,725,000 of proceeds from sales of real estate and related investments, (ii) $16,763,000 of proceeds from sales and repayments of mortgage and mezzanine loans receivable and other, (iii) $13,409,000 of capital distributions from partially owned entities, and  (iv) $1,282,000 of changes in restricted cash, partially offset by (v) $88,052,000 of development costs and construction in progress, (vi) $54,466,000 of additions to real estate, (vii) $49,878,000 of acquisitions of real estate and other, and (viii) $23,912,000 of investments in partially owned entities.

Net cash used in financing activities of $475,296,000 was comprised of (i) $907,431,000 for the repayments of borrowings, (ii) $225,000,000 of distributions in connection with the spin-off of Urban Edge Properties, (iii) $118,447,000 of dividends paid on common shares, (iv) $60,287,000 of distributions to noncontrolling interests, (v) $19,484,000 of dividends paid on preferred shares, (vi) $5,076,000 of debt issuance and other costs, and (vii) $2,939,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other, partially offset by (viii) $800,000,000 of proceeds from borrowings, (ix) $51,350,000 of contributions from noncontrolling interests, and (x) $12,018,000 of proceeds received from the exercise of employee share options.

Liquidity and Capital Resources – continued

Capital Expenditures in the three months ended March 31, 2015

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

Development and Redevelopment Expenditures in the three months ended March 31, 2015

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

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$20,277	$-	$-	$20,277
Springfield Town Center	14,478	-	-	14,478
The Bartlett	13,791	-	13,791	-
330 West 34th Street	11,902	11,902	-	-
Marriott Marquis Times Square - retail and signage	10,651	10,651	-	-
90 Park Avenue	5,173	5,173	-	-
Wayne Towne Center	2,362	-	-	2,362
Penn Plaza	1,163	1,163	-	-
2221 South Clark Street (residential conversion)	1,127	-	1,127	-
Other	7,128	2,254	4,628	246
	$88,052	$31,143	$19,546	$37,363

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2016, the aggregate dollar amount of these guarantees and master leases is approximately $481,000,000.

At March 31, 2016, $32,540,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of March 31, 2016, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $80,000,000.

As of March 31, 2016, we have construction commitments aggregating approximately $810,700,000.

Funds From Operations (“FFO”)

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flows as a liquidity measure.  FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 18 – Income per Share, in our consolidated financial statements on page 25 of this Quarterly Report on Form 10-Q.

FFO for the Three Months Ended March 31, 2016 and 2015

FFO attributable to common shareholders plus assumed conversions was $203,137,000, or $1.07 per diluted share for the three months ended March 31, 2016, compared to $220,084,000, or $1.16 per diluted share, for the prior year’s three months.  Details of certain items that affect comparability are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2016	2015
Reconciliation of our net (loss) income to FFO:
Net (loss) income attributable to Vornado	$(93,799)	$104,077
Depreciation and amortization of real property	134,121	118,256
Net gains on sale of real estate	-	(10,867)
Real estate impairment losses	160,700	256
Proportionate share of adjustments to equity in net loss of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	39,046	36,272
Real estate impairment losses	4,353	-
Noncontrolling interests' share of above adjustments	(20,942)	(8,448)
FFO attributable to Vornado	223,479	239,546
Preferred share dividends	(20,364)	(19,484)
FFO attributable to common shareholders	203,115	220,062
Convertible preferred share dividends	22	22
FFO attributable to common shareholders plus assumed conversions	$203,137	$220,084

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	188,658	187,999
Effect of dilutive securities:
Employee stock options and restricted share awards	964	1,337
Convertible preferred shares	42	45
Denominator for FFO per diluted share	189,664	189,381

FFO attributable to common shareholders plus assumed conversions per diluted share	$1.07	$1.16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2016			2015
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change In	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Consolidated debt:
Variable rate	$3,634,067	2.18%	$36,341	$3,995,704	2.00%
Fixed rate	7,545,401	4.00%	-	7,206,634	4.21%
	$11,179,468	3.41%	36,341	$11,202,338	3.42%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys "R" Us, Inc.	$673,469	2.13%	6,735	$485,160	1.97%
Variable rate – Toys "R" Us, Inc.	830,907	7.43%	8,309	1,164,893	6.61%
Fixed rate (including $702,402 and $661,513
of Toys "R" Us, Inc. debt in 2016 and 2015)	2,662,008	6.63%	-	2,782,025	6.37%
	$4,166,384	6.06%	15,044	$4,432,078	5.95%
Noncontrolling interests’ share of above			(3,186)
Total change in annual net income			$48,199
Per share-diluted			$0.25

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2016, we have an interest rate swap on a $416,000,000 mortgage loan on Two Penn Plaza that swapped the rate from LIBOR plus 1.65% (2.09% at March 31, 2016) to a fixed rate of 4.78% through March 2018 and an interest swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (2.04% at March 31, 2016) to a fixed rate of 3.15% through December 2020.

In connection with the $700,000,000 refinancing of 770 Broadway, we entered into an interest rate swap from LIBOR plus 1.75% (2.19% at March 31, 2016) to a fixed rate of 2.56% through September 2020.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of March 31, 2016, the estimated fair value of our consolidated debt was $10,967,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015.

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

VORNADO REALTY TRUST
(Registrant)

Date: May 2, 2016	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.

15.1	-	Letter regarding Unaudited Interim Financial Information

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer

32.1	-	Section 1350 Certification of the Chief Executive Officer

32.2	-	Section 1350 Certification of the Chief Financial Officer

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase