Form 10-K
period 2016-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2017-02-13
CIK 899689, 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001‑11954 (Vornado Realty Trust)
Commission File Number:	001‑34482 (Vornado Realty L.P.)

Vornado Realty Trust Vornado Realty L.P.

 (Exact name of Registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York, 10019

(Address of principal executive offices) (Zip Code)

(212) 894-7000

(Registrants’ telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Exchange on Which Registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	New York Stock Exchange

Cumulative Redeemable Preferred Shares of beneficial interest, no par value:

Vornado Realty Trust	6.625% Series G	New York Stock Exchange

Vornado Realty Trust	6.625% Series I	New York Stock Exchange

Vornado Realty Trust	5.70% Series K	New York Stock Exchange

Vornado Realty Trust	5.40% Series L	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Vornado Realty L.P.	Class A Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Vornado Realty Trust: YES  ☒      NO o   Vornado Realty L.P.: YES  ☐      NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Vornado Realty Trust: YES  ☒      NO o   Vornado Realty L.P.: YES  ☐      NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Vornado Realty Trust: YES  ☒      NO o   Vornado Realty L.P.: YES  ☒      NO o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Vornado Realty Trust: YES  ☒      NO o   Vornado Realty L.P.: YES  ☒      NO o

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

Vornado Realty Trust:

☒ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Vornado Realty L.P.:

☐ Large Accelerated Filer	☐ Accelerated Filer
☒ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Vornado Realty Trust: YES  ☐      NO x   Vornado Realty L.P.: YES  ☐      NO  ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of Vornado Realty Trust, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $17,294,426,000 at June 30, 2016.

As of December 31, 2016, there were 189,100,876 common shares of beneficial interest outstanding of Vornado Realty Trust.

There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P.  Based on the June 30, 2016 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of Vornado Realty L.P., i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $984,737,000 at June 30, 2016.

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 18, 2017.

This Annual Report on Form 10-K omits financial statements required under Rule 3-09 of Regulation S-X, for Toys “R” Us, Inc. An amendment to this Annual Report on Form 10-K will be filed as soon as practicable following the availability of such financial statements.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2016 of Vornado Realty Trust and Vornado Realty L.P.  Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 93.7% limited partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.

Under the limited partnership agreement of the Operating Partnership, unitholders may present their Class A units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Class A units may be tendered for redemption to the Operating Partnership for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis.  Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder.  This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. Vornado generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having the Operating Partnership pay cash. With each such exchange or redemption, Vornado’s percentage ownership in the Operating Partnership will increase. In addition, whenever Vornado issues common shares other than to acquire Class A units of the Operating Partnership, Vornado must contribute any net proceeds it receives to the Operating Partnership and the Operating Partnership must issue to Vornado an equivalent number of Class A units of the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.

The Company believes that combining the Annual Reports on Form 10-K of Vornado and the Operating Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of Vornado and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•	eliminates duplicative disclosure and provides a more streamlined and readable presentation because a substantial portion of the disclosure applies to both Vornado and the Operating Partnership; and
•	creates time and cost efficiencies in the preparation of one combined report instead of two separate reports.

The Company believes it is important to understand the few differences between Vornado and the Operating Partnership in the context of how Vornado and the Operating Partnership operate as a consolidated company. The financial results of the Operating Partnership are consolidated into the financial statements of Vornado. Vornado does not have any other significant assets, liabilities or operations, other than its investment in the Operating Partnership.  The Operating Partnership, not Vornado, generally executes all significant business relationships other than transactions involving the securities of Vornado. The Operating Partnership holds substantially all of the assets of Vornado. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by Vornado, which are contributed to the capital of the Operating Partnership in exchange for Class A units of partnership in the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These capital sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Item 6. Selected Financial Data;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable; and

•	Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:
	•	Note 9. Redeemable Noncontrolling Interests/Redeemable Partnership Units
	•	Note 10. Shareholders’ Equity/Partners’ Capital
	•	Note 13. Stock-based Compensation
	•	Note 17. Income Per Share/Income Per Class A Unit
	•	Note 22. Summary of Quarterly Results (Unaudited)

This report also includes separate Part II, Item 9A. Controls and Procedures sections, separate Exhibit 12 computation of ratios, and separate Exhibits 31 and 32 certifications for each of Vornado and the Operating Partnership in order to establish that the requisite certifications have been made and that Vornado and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

		INDEX

	Item	Financial Information:	Page Number

PART I.	1.	Business	7

	1A.	Risk Factors	11

	1B.	Unresolved Staff Comments	22

	2.	Properties	23

	3.	Legal Proceedings	33

	4.	Mine Safety Disclosures	33

PART II.	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	34

	6.	Selected Financial Data	36

	7.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	39

	7A.	Quantitative and Qualitative Disclosures about Market Risk	94

	8.	Financial Statements and Supplementary Data	95

	9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	159

	9A.	Controls and Procedures	159

	9B.	Other Information	163

PART III.	10.	Directors, Executive Officers and Corporate Governance(1)	163

	11.	Executive Compensation(1)	164

	12.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters(1)	164

	13.	Certain Relationships and Related Transactions, and Director Independence(1)	164

	14.	Principal Accounting Fees and Services(1)	164

PART IV.	15.	Exhibits, Financial Statement Schedules	165

Signatures			166

(1)

These items are omitted in whole or in part because Vornado, the Operating Partnership’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2016, portions of which are incorporated by reference herein.

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

PART I

ITEM 1.        BUSINESS

Vornado is a fully‑integrated REIT and conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership, a Delaware limited partnership.  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.7% of the common limited partnership interest in the Operating Partnership at December 31, 2016.

On October 31, 2016, Vornado’s Board of Trustees approved the tax-free spin-off of our Washington, DC segment and we entered into a definitive agreement to merge it with the business and certain select assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, will be Chairman of the Board of Trustees of the new company, which will be named JBG SMITH Properties.  Mitchell Schear, President of our Washington, DC business, will be a member of the Board of Trustees of the new company.  The pro rata distribution to Vornado common shareholders and Class A Operating Partnership unitholders is intended to be treated as a tax-free spin-off for U.S. federal income tax purposes. It is expected to be made on a pro rata 1:2 basis.  The initial Form 10 registration statement relating to the spin-off and merger was filed with the SEC on January 23, 2017 and the distribution and combination are expected to be completed in the second quarter of 2017. The distribution and combination are subject to certain conditions, including the SEC declaring the Form 10 registration statement effective, filing and approval of the new company’s listing application, receipt of regulatory approvals and third party consents by each of the Company and JBG, and formal declaration of the distribution by Vornado’s Board of Trustees. The distribution and combination are not subject to a vote by Vornado’s shareholders or Operating Partnership unitholders. Vornado’s Board of Trustees has approved the transaction.  JBG has obtained all requisite approvals from its investment funds for this transaction.  There can be no assurance that this transaction will be completed.

We currently own all or portions of:

New York:

•         20.2 million square feet of Manhattan office space in 36 properties;

•         2.7 million square feet of Manhattan street retail space in 70 properties;

•         2,004 units in twelve residential properties;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         11.1 million square feet of office space in 44 properties;

•         3,156 units in nine residential properties;

Other Real Estate and Related Investments:

•         The 3.7 million square foot Mart (“theMART”) in Chicago;

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

OBJECTIVES AND STRATEGY

Our business objective is to maximize Vornado shareholder value. We intend to achieve this objective by continuing to pursue our investment philosophy and execute our operating strategies through:

•      maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;

•      investing in properties in select markets, such as New York City, where we believe there is a high likelihood of capital appreciation;

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

ACQUISITIONS

There were no significant acquisitions during 2016.

DISPOSITIONS

On May 27, 2016, we sold a 47% ownership interest in 7 West 34th Street for net proceeds of $127.4 million.

On August 24, 2016, the Skyline properties, located in Fairfax, Virginia, were placed in receivership.  On December 21, 2016, the final disposition of the Skyline properties was completed by the receiver.  In connection therewith, the Skyline properties’ assets (approximately $236.5 million) and liabilities (approximately $724.4 million), were removed from our consolidated balance sheet which resulted in a net gain of $487.9 million.  There was no taxable income related to this transaction.

On December 19, 2016, we sold a 20% ownership interest in Fairfax Square for $15.5 million.

FINANCINGS

We completed the following financing transactions during 2016:

•         $900 million refinancing of 280 Park Avenue (50% owned);

•         $700 million refinancing of 770 Broadway for net proceeds of approximately $330 million;

•         $675 million refinancing of theMART for net proceeds of approximately $124 million;

•         $400 million refinancing of 350 Park Avenue for net proceeds of approximately $111 million;

•         $300 million refinancing of One Park Avenue (55% owned);

•         $300 million financing of 7 West 34th Street (53% owned as of May 27, 2016);

•         $273 million refinancing of The Warner Building (55% owned);

•         $  80 million refinancing of 50-70 West 93rd Street (49.9% owned); and

•         $247 million redemption of all of the outstanding 6.875% Series J cumulative redeemable preferred shares

We also extended one of our two $1.25 billion unsecured revolving credit facilities to February 2021 with two six-month extension options, lowering the interest rate from LIBOR plus 115 basis points to LIBOR plus 100 basis points.  The facility fee remains unchanged at 20 basis points.

DEVELOPMENT AND REDEVELOPMENT EXPENDITURES

We are constructing a residential condominium tower containing 397,000 salable square feet on our 220 Central Park South development site. The incremental development cost of this project is estimated to be approximately $1.3 billion, of which $609,420,000 has been expended as of December 31, 2016.

We are developing a 173,000 square foot Class-A office building at 512 West 22nd Street, along the western edge of the High Line in the West Chelsea submarket of Manhattan (55.0% owned).  The incremental development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of December 31, 2016, $30,143,000 has been expended, of which our share is $16,579,000.

We are developing a 170,000 square foot office and retail building at 61 Ninth Avenue, located on the southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  In February 2016, the venture purchased an adjacent five story loft building and air rights in exchange for a 10% common and preferred equity interest in the venture valued at $19,400,000, which reduced our ownership interest to 45.1% from 50.1%.  On December 21, 2016, the venture obtained a $90,000,000 construction loan. The loan matures in December 2020 with two six-month extension options. The interest rate is LIBOR plus 3.05%. As of December 31, 2016, there was nothing drawn on this loan. The incremental development cost of this project is estimated to be approximately $150,000,000, of which our share is $68,000,000.  As of December 31, 2016, $38,499,000 has been expended, of which our share is $17,363,000.

We are developing a 34,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% owned).   At closing, the joint venture obtained a $65,000,000 construction loan, of which approximately $25,800,000 was outstanding as of December 31, 2016. The loan, which bears interest at LIBOR plus 3.00% (3.66% at December 31, 2016), matures in May 2019 with two one-year extension options. The venture’s incremental development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of December 31, 2016, $20,833,000 has been expended, of which our share is $10,417,000.

We are in the process of demolishing two adjacent Washington, DC office properties, 1726 M Street and 1150 17th Street, and will replace them in the future with a new 335,000 square foot Class A office building, to be addressed 1700 M Street.  The incremental development cost of the project is estimated to be approximately $170,000,000, of which $10,500,000 has been expended as of December 31, 2016.

In September 2016, a joint venture between the Related Companies and Vornado was designated by New York State to redevelop the historic Farley Post Office building. The building will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of office space and ancillary train hall retail.  The joint venture will enter into a 99-year, triple-net lease and make a $230,000,000 contribution towards the construction of the train hall.  Total costs for the redevelopment of the office and retail space are yet to be determined.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn Plaza District.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

SEGMENT DATA

We operate in the following business segments: New York and Washington, DC.  Financial information related to these business segments for the years ended December 31, 2016, 2015 and 2014 is set forth in Note 23 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.

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

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2016, 2015 and 2014.

Certain Activities

We do not base our acquisitions and investments on specific allocations by type of property. We have historically held our properties for long‑term investment; however, it is possible that properties in our portfolio may be sold when circumstances warrant. Further, we have not adopted a policy that limits the amount or percentage of assets which could be invested in a specific property or property type. While we may seek the vote of our shareholders in connection with any particular material transaction, generally our activities are reviewed and may be modified from time to time by Vornado’s Board of Trustees without the vote of our shareholders or Operating Partnership unitholders.

Employees

As of December 31, 2016, we have approximately 4,225 employees, of which 284 are corporate staff. The New York segment has 3,265 employees, including 2,634 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York and Washington, DC properties and 459 employees at the Hotel Pennsylvania. The Washington, DC segment and theMART properties have 456 and 220 employees, respectively.  The foregoing does not include employees of partially owned entities.

principal executive offices

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894‑7000.

MATERIALS AVAILABLE ON OUR WEBSITE

Copies of our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  Copies of these documents are also available directly from us free of charge.  Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K.  Copies of our filings under the Securities Exchange Act of 1934 are also available free of charge from us, upon request.

ITEM 1A.     RISK FACTORS

Material factors that may adversely affect our business, operations and financial condition are summarized below.  We refer to the equity and debt securities of both Vornado and the Operating Partnership as our “securities” and the investors who own shares or units, or both, as our “equity holders.” The risks and uncertainties described herein may not be the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  See “Forward-Looking Statements” contained herein on page 6.

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

•         natural disasters;

•      general competitive factors; and

•         climate changes.

The rents or sales proceeds we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to equity holders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.

Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations as well as the value of our debt and equity securities.

There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy.  Demand for office and retail space may decline nationwide, as it did in 2008 and 2009 due to the economic downturn, bankruptcies, downsizing, layoffs and cost cutting.  Government action or inaction may adversely affect the state of the capital markets.  The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants.  Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our securities.

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

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to equity holders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms. If a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and may incur substantial legal costs.  During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates.

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to equity holders could be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenue, net income and available cash.

From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. The bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property. As a result, the bankruptcy or insolvency of a major tenant could result in decreased revenue, net income and funds available to pay our indebtedness or make distributions to equity holders.

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

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons.  In addition, our leases, loans and other agreements may require us to comply with OFAC and related requirements, and any failure to do so may result in a breach of such agreements.  If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with whom we are prohibited from doing business, we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,622,000 ($1,976,000 for 2017) and 16% (17% for 2017) of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.

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

The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel.  From time to time persons have asserted claims against us with respect to some of our properties under the ADA, but to date such claims have not resulted in any material expense or liability.  If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to equity holders.

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

OUR INVESTMENTS ARE CONCENTRATED CURRENTLY IN THE NEW YORK CITY METROPOLITAN AREA AND WASHINGTON, DC/NORTHERN VIRGINIA AREA AND CIRCUMSTANCES AFFECTING THESE AREAS GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS.  UPON COMPLETION OF OUR PROPOSED SPIN-OFF OF OUR WASHINGTON, DC SEGMENT, OUR BUSINESS AND INVESTMENTS WILL BE LESS DIVERSIFIED AND MORE CONCENTRATED IN THE NEW YORK CITY METROPOLITAN AREA.

A significant portion of our properties are located currently in the New York City/New Jersey metropolitan area and Washington, DC/Northern Virginia area and are affected by the economic cycles and risks inherent to those areas.

In 2016, approximately 91% of our EBITDA, as adjusted, came from properties located in the New York City metropolitan area and the Washington, DC/Northern Virginia area.  We may continue to concentrate a significant portion of our future acquisitions in these areas or in other geographic real estate markets in the United States or abroad.  Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact these markets in either the short or long term. Declines in the economy or declines in real estate markets in these areas could hurt our financial performance and the value of our properties.  In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in these regions include:

•      financial performance and productivity of the media, advertising, financial, technology, retail, insurance and real estate industries;

•      with respect to our Washington, DC segment, space needs of, and budgetary constraints affecting, the United States Government, including the effect of a deficit reduction plan and/or base closures and repositioning under the Defense Base Closure and Realignment Act of 2005, as amended;

•      business layoffs or downsizing;

•      industry slowdowns;

•      relocations of businesses;

•      changing demographics;

•      increased telecommuting and use of alternative work places;

•         changes in the number of domestic and international tourists to our markets (including, as a result of changes in the relative strengths of world currencies);

•      infrastructure quality; and

•      any oversupply of, or reduced demand for, real estate.

Assuming we complete the spin-off of our Washington, DC segment as expected, our real estate investments will be more concentrated in New York City and less diversified than prior to the spin-off.   After giving effect to the spin-off and assuming it was completed as of January 1, 2016, 89% of our EBITDA, as adjusted, came from properties located in the New York City metropolitan area.

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

From time to time we have made, and in the future we may seek to make, one or more material acquisitions.  The announcement of such a material acquisition may result in a rapid and significant decline in the price of our securities.

We are continuously looking at material transactions that we believe will maximize shareholder value.  However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our securities.

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

Certain of our properties are Manhattan street retail properties.  As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, change in relative strengths of world currencies, the threat of terrorism, increasing competition from retailers, outlet malls, retail websites and catalog companies and the impact of technological change upon the retail environment generally.  These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail locations, and in turn, adversely affect us.

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

We invest in marketable equity securities of publicly-traded companies, such as Lexington.  As of December 31, 2016, our marketable securities have an aggregate carrying amount of $203,704,000, at market.  Significant declines in the value of these investments due to, among other reasons, operating performance or economic or market conditions, may result in the recognition of impairment losses which could be material.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.

Although we believe that separating our Washington, DC segment will provide benefits to us and our shareholders, the spin-off may not provide such results on the scope or scale we anticipate, and neither we nor JBG SMITH may realize the intended benefits of the spin-off.  In addition, we will incur one-time costs in connection with the spin-off that may exceed our estimates and negate some of the benefits we expect to achieve.  Further, if the proposed spin-off is completed, our operational and financial profile will change upon the separation of the Washington, DC segment from us. As a result, our diversification of revenue sources will diminish, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility.

Our Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

We may not be able to obtain capital to make investments.

We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distributes 90% of its taxable income, excluding net capital gains, to its shareholders. This, in turn, requires the Operating Partnership to make distributions to its unitholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, there can be no assurance that new financing will be available or available on acceptable terms. For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We depend on dividends and distributions from our direct and indirect subsidiaries. The creditors and preferred equity holders of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of Vornado’s assets are held through its Operating Partnership that holds substantially all of its properties and assets through subsidiaries. The Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of Vornado’s cash flow is dependent on cash distributions to it by the Operating Partnership. The creditors of each of Vornado’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders. Thus, the Operating Partnership’s ability to make distributions to its equity holders depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to the Operating Partnership. Likewise, Vornado’s ability to pay dividends to its holders of common and preferred shares depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to Vornado.

Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to the Operating Partnership’s equity holders, including Vornado. Thus, Vornado’s ability to pay cash dividends to its equity holders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to its equity holders, including Vornado.  As of December 31, 2016, there were four series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $56,047,000.

In addition, Vornado’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors and preferred equity holders, are satisfied.

We have a substantial amount of indebtedness that could affect our future operations.

As of December 31, 2016, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, net, totaled $10.7 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service. Our debt service costs generally will not be reduced if developments at the property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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

Our credit rating and the credit ratings assigned to our debt securities and our preferred shares could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our common shares or any other securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading/redemption price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.

Vornado may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

Although we believe that Vornado will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, Vornado may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, Vornado fails to maintain its qualification as a REIT and does not qualify under statutory relief provisions, Vornado could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on its taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If Vornado had to pay federal income tax, the amount of money available to distribute to equity holders and pay its indebtedness would be reduced for the year or years involved, and Vornado would not be required to make distributions to shareholders in that taxable year and in future years until it was able to qualify as a REIT.  In addition, Vornado would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless Vornado were entitled to relief under the relevant statutory provisions.

We face possible adverse changes in tax laws, which may result in an increase in our tax liability.

From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. The shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for payment of dividends and distributions.

Loss of our key personnel could harm our operations and adversely affect the value of our common shares and Operating Partnership Class A units.

We are dependent on the efforts of Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado.  While we believe that we could find a replacement for him and other key personnel, the loss of their services could harm our operations and adversely affect the value of our securities.

Vornado’s charter documents and applicable law may hinder any attempt to acquire us.

Vornado’s Amended and Restated Declaration of Trust (the “declaration of trust”) sets limits on the ownership of its shares.

Generally, for Vornado to maintain its qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the outstanding shares of beneficial interest of Vornado may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of Vornado’s taxable year. The Internal Revenue Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under Vornado’s declaration of trust, as amended, no person may own more than 6.7% of the outstanding common shares of any class, or 9.9% of the outstanding preferred shares of any class, with some exceptions for persons who held common shares in excess of the 6.7% limit before Vornado adopted the limit and other persons approved by Vornado’s Board of Trustees. These restrictions on transferability and ownership may delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of equity holders.

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

In approving a transaction, Vornado’s Board of Trustees may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the Board of Trustees.  Vornado’s Board of Trustees has adopted a resolution exempting any business combination between Vornado and any trustee or officer of Vornado or its affiliates.  As a result, any trustee or officer of Vornado or its affiliates may be able to enter into business combinations with Vornado that may not be in the best interest of our equity holders. With respect to business combinations with other persons, the business combination provisions of the MGCL may have the effect of delaying, deferring or preventing a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of our equity holders. The business combination statute may discourage others from trying to acquire control of Vornado and increase the difficulty of consummating any offer.

Until 2019, Vornado has a classified Board of Trustees and that may reduce the likelihood of certain takeover transactions.

Vornado’s Board of Trustees is divided currently into three classes of trustees.  Commencing this year, each class of trustees that is up for election will be elected for a one-year term with all trustees forming a single class elected annually commencing in 2019.  Historically trustees of each class have been chosen for three-year staggered terms. Staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of Vornado, even though a tender offer or change in control might be in the best interest of our equity holders.

Vornado may issue additional shares in a manner that could adversely affect the likelihood of certain takeover transactions.

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

Vornado’s Board of Trustees could establish a series of preferred shares whose terms could delay, deter or prevent a change in control of Vornado, and therefore of the Operating Partnership, or other transaction that might involve a premium price or otherwise be in the best interest of our equity holders, although Vornado’s Board of Trustees does not now intend to establish a series of preferred shares of this kind. Vornado’s declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of our equity holders.

We may change our policies without obtaining the approval of our equity holders.

Our operating and financial policies, including our policies with respect to acquisitions of real estate or other companies, growth, operations, indebtedness, capitalization, dividends and distributions, are exclusively determined by Vornado’s Board of Trustees. Accordingly, our equity holders do not control these policies.

Our Ownership Structure and Related-Party Transactions May Give Rise to Conflicts of Interest.

Steven Roth and Interstate Properties may exercise substantial influence over us. They and some of Vornado’s other trustees and officers have interests or positions in other entities that may compete with us.

As of December 31, 2016, Interstate Properties, a New Jersey general partnership, and its partners owned an aggregate of approximately 7.1% of the common shares of Vornado and 26.3% of the common stock of Alexander’s, which is described below.  Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are Trustees of Vornado and also Directors of Alexander’s.

Because of these overlapping interests, Mr. Roth and Interstate Properties and its partners may have substantial influence over Vornado, and therefore over the Operating Partnership, and on the outcome of any matters submitted to Vornado’s shareholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest among Messrs. Roth, Mandelbaum and Wight and Interstate Properties and our other equity holders. In addition, Mr. Roth, Interstate Properties and its partners, and Alexander’s currently and may in the future engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us, such as which of these entities or persons, if any, may take advantage of potential business opportunities, the business focus of these entities, the types of properties and geographic locations in which these entities make investments, potential competition between business activities conducted, or sought to be conducted, competition for properties and tenants, possible corporate transactions such as acquisitions and other strategic decisions affecting the future of these entities.

We manage and lease the real estate assets of Interstate Properties under a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  See Note 21 – Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

There may be conflicts of interest between Alexander’s and us.

As of December 31, 2016, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has seven properties, which are located in the greater New York metropolitan area.  In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.3% of the outstanding common stock of Alexander’s as of December 31, 2016. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Office of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s.  Messrs. Wight and Mandelbaum are Trustees of Vornado and also Directors of Alexander’s and general partners of Interstate Properties.  Dr. Richard West is a Trustee of Vornado and a Director of Alexander’s.  In addition, Joseph Macnow, our Executive Vice President – Finance and Chief Administrative Officer, is the Executive Vice President and Chief Financial Officer of Alexander’s, and Stephen W. Theriot, our Chief Financial Officer, is the Assistant Treasurer of Alexander’s.

We manage, develop and lease Alexander’s properties under management and development agreements and leasing agreements under which we receive annual fees from Alexander’s. See Note 21 – Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

The Number of Shares of Vornado Realty Trust and the Market for Those Shares Give Rise to Various Risks.

The trading price of Vornado’s common shares has been volatile and may fluctuate.

The trading price of Vornado’s common shares has been volatile and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control.  In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have in the past and may in the future adversely affect the market price of Vornado’s common shares and the redemption price of the Operating Partnership’s Class A units.  Among those factors are:

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

•         the extent of short-selling of Vornado common shares and the shares of our competitors;

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

A significant decline in Vornado’s stock price could result in substantial losses for our equity holders.

Vornado has many shares available for future sale, which could hurt the market price of its shares and the redemption price of the Operating Partnership’s units.

The interests of equity holders could be diluted if we issue additional equity securities. As of December 31, 2016, Vornado had authorized but unissued, 60,899,124 common shares of beneficial interest, $.04 par value and 67,116,023 preferred shares of beneficial interest, no par value; of which 19,538,084 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units.  Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions.  In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration.  We cannot predict the effect that future sales of Vornado’s common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our securities.

In addition, under Maryland law, Vornado’s Board of Trustees has the authority to increase the number of authorized shares without shareholder approval.

Item 1b.     unresolved staff comments

There are no unresolved comments from the staff of the Securities Exchange Commission as of the date of this Annual Report on Form 10-K.

Item 2.        Properties

We operate in two business segments:  New York and Washington, DC.  The following pages provide details of our real estate properties as of December 31, 2016.

					Square Feet
						Under
						Development
						or Not
NEW YORK SEGMENT	%		%			Available	Total
Property	Ownership	Type	Occupancy		In Service	for Lease	Property
One Penn Plaza (ground leased through 2098)	100.0%	Office/Retail	92.7%		2,522,000	-	2,522,000
1290 Avenue of the Americas	70.0%	Office/Retail	99.5%		2,110,000	-	2,110,000
Two Penn Plaza	100.0%	Office/Retail	98.9%		1,631,000	-	1,631,000
666 Fifth Avenue Office Condominium(1)	49.5%	Office/Retail	n/a		-	1,448,000	1,448,000
909 Third Avenue (ground leased through 2063)	100.0%	Office	100.0%		1,346,000	-	1,346,000
Independence Plaza, Tribeca
(3 buildings) (1,327 units)(1)	50.1%	Retail/Residential	100.0%	(2)	1,245,000	12,000	1,257,000
280 Park Avenue(1)	50.0%	Office/Retail	92.3%		1,249,000	-	1,249,000
770 Broadway	100.0%	Office/Retail	98.3%		1,158,000	-	1,158,000
Eleven Penn Plaza	100.0%	Office/Retail	99.1%		1,151,000	-	1,151,000
90 Park Avenue	100.0%	Office/Retail	95.9%		959,000	-	959,000
One Park Avenue(1)	55.0%	Office/Retail	93.4%		949,000	-	949,000
888 Seventh Avenue (ground leased through 2067)	100.0%	Office/Retail	94.6%		885,000	-	885,000
100 West 33rd Street	100.0%	Office	98.2%		855,000	-	855,000
330 Madison Avenue(1)	25.0%	Office/Retail	89.1%		842,000	-	842,000
330 West 34th Street (ground leased through 2149)	100.0%	Office/Retail	87.2%		718,000	-	718,000
85 Tenth Avenue(1)	49.9%	Office/Retail	100.0%		626,000	-	626,000
650 Madison Avenue(1)	20.1%	Office/Retail	95.5%		552,000	40,000	592,000
350 Park Avenue	100.0%	Office/Retail	100.0%		571,000	-	571,000
150 East 58th Street	100.0%	Office/Retail	97.9%		545,000	-	545,000
7 West 34th Street	53.0%	Office/Retail	100.0%		479,000	-	479,000
33-00 Northern Boulevard (Center Building)	100.0%	Office	99.5%		471,000	-	471,000
595 Madison Avenue	100.0%	Office/Retail	97.3%		323,000	-	323,000
640 Fifth Avenue	100.0%	Office/Retail	91.8%		313,000	-	313,000
50-70 W 93rd Street (326 units)(1)	49.9%	Residential	95.4%		283,000	-	283,000
Manhattan Mall	100.0%	Retail	97.6%		256,000	-	256,000
40 Fulton Street	100.0%	Office/Retail	92.7%		250,000	-	250,000
4 Union Square South	100.0%	Retail	100.0%		206,000	-	206,000
260 Eleventh Avenue
(ground leased through 2114)	100.0%	Office	100.0%		184,000	-	184,000
512 W 22nd Street(1)	55.0%	Office	n/a		-	173,000	173,000
61 Ninth Avenue (ground leased through 2115)(1)	45.1%	Office/Retail	n/a		-	170,000	170,000
825 Seventh Avenue(1)	51.2%	Office/Retail	100.0%		169,000	-	169,000
1540 Broadway	100.0%	Retail	100.0%		160,000	-	160,000
608 Fifth Avenue (ground leased through 2033)	100.0%	Office/Retail	96.6%		137,000	-	137,000
Paramus	100.0%	Office	94.7%		129,000	-	129,000
666 Fifth Avenue Retail Condominium	100.0%	Retail	100.0%		114,000	-	114,000
1535 Broadway
(Marriott Marquis - retail and signage)
(ground and building leased through 2032)	100.0%	Retail/Theatre	77.2%		108,000	-	108,000
57th Street (2 buildings)(1)	50.0%	Office/Retail	94.3%		103,000	-	103,000
689 Fifth Avenue	100.0%	Office/Retail	91.8%		100,000	-	100,000
478-486 Broadway (2 buildings) (10 units)	100.0%	Retail/Residential	100.0%	(2)	85,000	-	85,000
150 West 34th Street	100.0%	Retail	100.0%		78,000	-	78,000
510 Fifth Avenue	100.0%	Retail	100.0%		66,000	-	66,000
655 Fifth Avenue	92.5%	Retail	100.0%		57,000	-	57,000
155 Spring Street	100.0%	Retail	100.0%		50,000	-	50,000
3040 M Street	100.0%	Retail	86.7%		44,000	-	44,000
435 Seventh Avenue	100.0%	Retail	100.0%		43,000	-	43,000
692 Broadway	100.0%	Retail	100.0%		36,000	-	36,000
606 Broadway	50.0%	Office/Retail	n/a		-	34,000	34,000
697-703 Fifth Avenue (St. Regis - retail)	74.3%	Retail	100.0%		26,000	-	26,000
715 Lexington Avenue	100.0%	Retail	100.0%		23,000	-	23,000

Item 2.        Properties - continued

					Square Feet
						Under
						Development
						or Not
NEW YORK SEGMENT - CONTINUED	%		%			Available	Total
Property	Ownership	Type	Occupancy		In Service	for Lease	Property
1131 Third Avenue	100.0%	Retail	100.0%		23,000	-	23,000
40 East 66th Street (5 units)	100.0%	Retail/Residential	100.0%	(2)	23,000	-	23,000
131-135 West 33rd Street	100.0%	Retail	100.0%		23,000	-	23,000
828-850 Madison Avenue	100.0%	Retail	100.0%		18,000	-	18,000
443 Broadway	100.0%	Retail	100.0%		16,000	-	16,000
484 Eighth Avenue	100.0%	Retail	n/a		-	16,000	16,000
334 Canal Street (4 units)	100.0%	Retail/Residential	-	(2)	15,000	-	15,000
304 Canal Street (4 units)	100.0%	Retail/Residential	n/a		-	13,000	13,000
677-679 Madison Avenue (8 units)	100.0%	Retail/Residential	100.0%	(2)	13,000	-	13,000
431 Seventh Avenue	100.0%	Retail	100.0%		10,000	-	10,000
138-142 West 32nd Street	100.0%	Retail	67.4%		8,000	-	8,000
148 Spring Street	100.0%	Retail	100.0%		7,000	-	7,000
150 Spring Street (1 unit)	100.0%	Retail/Residential	100.0%	(2)	7,000	-	7,000
966 Third Avenue	100.0%	Retail	100.0%		7,000	-	7,000
488 Eighth Avenue	100.0%	Retail	100.0%		6,000	-	6,000
267 West 34th Street	100.0%	Retail	100.0%		6,000	-	6,000
968 Third Avenue (1)	50.0%	Retail	100.0%		6,000	-	6,000
265 West 34th Street	100.0%	Retail	100.0%		3,000	-	3,000
486 Eighth Avenue	100.0%	Retail	n/a		-	3,000	3,000
137 West 33rd Street	100.0%	Retail	100.0%		3,000	-	3,000
Other (4 buildings) (34 units)	82.0%	Retail/Residential	97.7%	(2)	57,000	32,000	89,000

Hotel Pennsylvania	100.0%	Hotel	n/a		1,400,000	-	1,400,000

Alexander's, Inc.:
731 Lexington Avenue(1)	32.4%	Office/Retail	100.0%		1,063,000	-	1,063,000
Rego Park II, Queens(1)	32.4%	Retail	99.9%		609,000	-	609,000
Rego Park I, Queens(1)	32.4%	Retail	100.0%		343,000	-	343,000
The Alexander Apartment Tower, Queens
(312 units)(1)	32.4%	Residential	98.1%		255,000		255,000
Flushing, Queens(1)	32.4%	Retail	100.0%		167,000	-	167,000
Paramus, New Jersey (30.3 acres
ground leased through 2041)(1)	32.4%	Retail	100.0%		-	-	-
Rego Park III, Queens (3.2 acres)(1)	32.4%	n/a	n/a		-	-	-
Total New York Segment			96.5%		28,295,000	1,941,000	30,236,000

Our Ownership Interest			96.5%		22,442,000	967,000	23,409,000

See notes on page 26.

Item 2.        Properties - continued

					Square Feet
						Under
						Development
						or Not
WASHINGTON, DC SEGMENT	%		%			Available	Total
Property	Ownership	Type	Occupancy		In Service	for Lease	Property
2011-2451 Crystal Drive (5 buildings)	100.0%	Office	89.7%		2,325,000	-	2,325,000
RiverHouse Apartments (3 buildings) (1,670 units)	100.0%	Residential	97.7%		1,802,000	-	1,802,000
S. Clark Street/12th Street (5 buildings)	100.0%	Office	83.2%		1,546,000	-	1,546,000
1550-1750 Crystal Drive/
241-251 18th Street (4 buildings)	100.0%	Office	86.8%		1,452,000	30,000	1,482,000
1800, 1851 and 1901 South Bell Street (3 buildings)	100.0%	Office	100.0%		377,000	492,000	869,000
Rosslyn Plaza (4 buildings)(1)	46.2%	Office	64.0%		493,000	248,000	741,000
1825-1875 Connecticut Avenue, NW
(Universal Buildings) (2 buildings)	100.0%	Office	99.0%		686,000	-	686,000
2200/2300 Clarendon Blvd (Courthouse Plaza)
(ground leased through 2062) (2 buildings)	100.0%	Office	94.6%		639,000	-	639,000
1299 Pennsylvania Avenue, NW
(Warner Building)(1)	55.0%	Office	92.4%		622,000	-	622,000
The Bartlett (699 units)	100.0%	Residential/Retail	100.0%	(2)	477,000	143,000	620,000
2100/2200 Crystal Drive (2 buildings)	100.0%	Office	73.0%		532,000	-	532,000
Commerce Executive (3 buildings)	100.0%	Office	94.1%		393,000	14,000	407,000
1501 K Street, NW(1)	5.0%	Office	91.5%		402,000	-	402,000
2101 L Street, NW	100.0%	Office	99.0%		380,000	-	380,000
1700 M Street	100.0%	Office	n/a		-	333,000	333,000
WestEnd25 (283 units)	100.0%	Residential	97.2%		273,000	-	273,000
220 20th Street (265 units)	100.0%	Residential	97.7%		269,000	-	269,000
Crystal City Hotel	100.0%	Residential	100.0%		266,000	-	266,000
Rosslyn Plaza (196 units)(1)	43.7%	Residential	96.9%		253,000	-	253,000
875 15th Street, NW (Bowen Building)	100.0%	Office	84.5%		231,000	-	231,000
1101 17th Street, NW(1)	55.0%	Office	99.4%		216,000	-	216,000
Democracy Plaza One
(ground leased through 2084)	100.0%	Office	97.6%		214,000	-	214,000
1730 M Street, NW (ground leased through 2061)	100.0%	Office	92.3%		205,000	-	205,000
2221 South Clark Street (216 units)	100.0%	Residential/ Office	100.0%	(2)	171,000	-	171,000
2001 Jefferson Davis Highway	100.0%	Office	52.4%		162,000	-	162,000
223 23rd Street	100.0%	Office	n/a		-	147,000	147,000
Met Park/Warehouses	100.0%	Warehouses	100.0%		53,000	76,000	129,000
1399 New York Avenue, NW	100.0%	Office	75.2%		129,000	-	129,000
Crystal City Shops at 2100	100.0%	Office	94.6%		80,000	-	80,000
Crystal Drive Retail	100.0%	Retail	100.0%		57,000	-	57,000
Other (3 buildings)	100.0%	Other	100.0%		11,000	-	11,000
Total Washington, DC Segment			90.2%		14,716,000	1,483,000	16,199,000

Our Ownership Interest			90.5%		13,556,000	1,344,000	14,900,000

See notes on page 26.

Item 2.        Properties - continued

				Square Feet
					Under
					Development
					or Not
OTHER	%		%		Available	Total
Property	Ownership	Type	Occupancy	In Service	for Lease	Property
theMART:
theMART, Chicago	100.0%	Office/Retail/Showroom	98.9%	3,652,000	-	3,652,000
Other (2 properties)(1)	50.0%	Retail	100.0%	19,000	-	19,000
Total theMART			98.9%	3,671,000	-	3,671,000

Our Ownership Interest			98.9%	3,662,000	-	3,662,000

555 California Street:
555 California Street	70.0%	Office	98.0%	1,505,000	-	1,505,000
315 Montgomery Street	70.0%	Office/Retail	55.6%	233,000	-	233,000
345 Montgomery Street	70.0%	Office/Retail	n/a	-	64,000	64,000
Total 555 California Street			92.4%	1,738,000	64,000	1,802,000

Our Ownership Interest			92.4%	1,217,000	45,000	1,262,000

Vornado Capital Partners Real Estate Fund ("the Fund")(3) :
800 Corporate Pointe, Culver City, CA (2 buildings)	100.0%	Office	96.0%		246,000	-	246,000
Crowne Plaza Times Square, NY	75.3%	Office/Retail/Hotel	68.8%		240,000	-	240,000
Lucida, 86th Street and Lexington Avenue, NY
(ground leased through 2082) (39 units)	100.0%	Retail/Residential	100.0%	(2)	154,000	-	154,000
1100 Lincoln Road, Miami, FL	100.0%	Retail/Theatre	98.6%		128,000	-	128,000
11 East 68th Street Retail, NY	100.0%	Retail	100.0%		11,000	-	11,000
501 Broadway, NY	100.0%	Retail	100.0%		9,000	-	9,000
Total Real Estate Fund			89.8%		788,000	-	788,000

Our Ownership Interest			86.3%		216,000	-	216,000

Other:
Wayne Town Center, Wayne
(ground leased through 2064)	100.0%	Retail	100.0%	644,000	12,000	656,000
Annapolis
(ground leased through 2042)	100.0%	Retail	100.0%	128,000	-	128,000
Fashion Centre Mall(4)	7.5%	Retail	96.9%	869,000	-	869,000
Washington Tower(4)	7.5%	Office	100.0%	170,000	-	170,000
Total Other			98.5%	1,811,000	12,000	1,823,000

Our Ownership Interest			99.8%	850,000	12,000	862,000

(1)	Denotes property not consolidated in the accompanying consolidated financial statements and related financial data included in the Annual Report on
Form 10-K.
(2)	Excludes residential occupancy statistics.
(3)	We own a 25% interest in the Fund. The ownership percentage in this section represents the Fund's ownership in the underlying assets.
(4)	Reclassified to Other from Washington, DC segment.

New York

As of December 31, 2016, our New York segment consisted of 28.3 million square feet in 86 properties.  The 28.3 million square feet is comprised of 20.2 million square feet of office space in 36 properties, 2.7 million square feet of retail space in 70 properties, 2,004 units in twelve residential properties, the 1.4 million square foot Hotel Pennsylvania, and our 32.4% interest in Alexander’s, Inc. (“Alexander’s”), which owns seven properties in the greater New York metropolitan area.  The New York segment also includes 11 garages totaling 1.7 million square feet (4,970 spaces) which are managed by, or leased to, third parties.

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

As of December 31, 2016, the occupancy rate for our New York segment was 96.5%.

Occupancy and weighted average annual rent per square foot (in service):

Office:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2016	20,227,000	16,962,000	96.3%	$68.90
	2015	21,288,000	17,412,000	96.3%	66.62
	2014	20,154,000	16,408,000	96.9%	65.34
	2013	18,744,000	15,303,000	96.4%	62.20
	2012	18,319,000	15,338,000	95.6%	60.45

Retail:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2016	2,672,000	2,464,000	97.1%	$213.85
	2015	2,641,000	2,408,000	96.2%	202.85
	2014	2,469,000	2,162,000	96.5%	173.19
	2013	2,349,000	2,116,000	97.4%	162.92
	2012	2,171,000	2,001,000	96.8%	148.71

Occupancy and average monthly rent per unit (in service):

Residential:
					Vornado's Ownership Interest
						Occupancy	Average Monthly
	As of December 31,			Number of Units	Number of Units	Rate	Rent Per Unit
		2016	(1)	2,004	977	95.7%	$3,576
		2015		1,711	886	95.0%	3,495
		2014		1,678	855	95.2%	3,146
		2013		1,672	847	94.8%	2,920
		2012		1,673	847	96.5%	2,770

	(1)	Includes The Alexander (32.4% ownership) from the date of stabilization in the third quarter of 2016.

NEW YORK – CONTINUED

Tenants accounting for 2% or more of revenues:

			Percentage of
			New York	Percentage
	Square Feet	2016	Total	of Total
Tenant	Leased	Revenues	Revenues	Revenues
IPG and affiliates	924,000	$53,666,000	3.1%	2.1%
Swatch Group USA	32,000	53,263,000	3.1%	2.1%
AXA Equitable Life Insurance	481,000	40,955,000	2.4%	1.6%
Macy's	646,000	40,886,000	2.4%	1.6%
Neuberger Berman Group LLC	412,000	33,487,000	2.0%	1.3%

2016 rental revenue by tenants’ industry:

Industry	Percentage
Office:
Financial Services	11%
Real Estate	7%
Communications	6%
Family Apparel	6%
Legal Services	5%
Advertising/Marketing	5%
Technology	4%
Insurance	4%
Publishing	3%
Engineering, Architect & Surveying	3%
Government	2%
Banking	2%
Home Entertainment & Electronics	2%
Health Services	1%
Pharmaceutical	1%
Other	9%
71%
Retail:
Family Apparel	7%
Women's Apparel	6%
Luxury Retail	6%
Restaurants	2%
Banking	2%
Department Stores	2%
Discount Stores	1%
Other	3%
29%

Total	100%

NEW YORK – CONTINUED

Lease expirations as of December 31, 2016, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		New York	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Office:
Month to month	12	25,000		0.2%	$1,254,000	$50.16
2017	72	489,000	(1)	3.0%	31,770,000	64.97	(1)
2018	106	1,153,000	(2)	7.2%	85,505,000	74.16
2019	95	826,000		5.1%	57,322,000	69.40
2020	121	1,466,000		9.1%	99,053,000	67.57
2021	124	1,242,000		7.7%	86,776,000	69.87
2022	68	688,000		4.3%	37,809,000	54.95
2023	57	1,725,000		10.7%	132,048,000	76.55
2024	71	1,227,000		7.6%	93,797,000	76.44
2025	40	742,000		4.6%	53,343,000	71.89
2026	66	1,298,000		8.1%	92,625,000	71.36
Retail:
Month to month	12	50,000		2.6%	$2,509,000	$50.18
2017	14	28,000	(3)	1.4%	13,374,000	477.64	(3)
2018	30	171,000		8.8%	44,423,000	259.78
2019	26	202,000		10.4%	34,039,000	168.51
2020	21	72,000		3.7%	10,588,000	147.06
2021	16	52,000		2.7%	10,283,000	197.75
2022	8	33,000		1.7%	3,855,000	116.82
2023	14	81,000		4.2%	20,523,000	253.37
2024	18	151,000		7.8%	59,881,000	396.56
2025	12	38,000		2.0%	18,428,000	484.95
2026	19	136,000		7.0%	42,233,000	310.54

(1)	Based on current market conditions, we expect to re-lease this space at weighted average rents between $65 to $75 per square foot.
(2)	Excludes 492,000 square feet leased at 909 Third Avenue to the U.S. Post Office through 2038 (including four 5-year renewal options) for which the annual escalated rent is $11.70 per square foot.
(3)	Based on current market conditions, we expect to re-lease this space at weighted average rents between $550 to $600 per square foot.

Alexander’s

As of December 31, 2016, we own 32.4% of the outstanding common stock of Alexander’s, which owns seven properties in the greater New York metropolitan area aggregating 2.4 million square feet, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg L.P. headquarters building.  Alexander’s had $1.05 billion of outstanding debt, net at December 31, 2016, of which our pro rata share was $341.0 million, none of which is recourse to us.

Hotel Pennsylvania

We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Hotel Pennsylvania:
Average occupancy rate	84.7%	90.7%	92.0%	93.4%	89.1%
Average daily rate	$134.38	$147.46	$162.01	$158.01	$152.79
Revenue per available room	$113.84	$133.69	$149.04	$147.63	$136.21

Washington, DC

On October 31, 2016, Vornado’s Board of Trustees approved the tax-free spin-off of our Washington, DC segment and we entered into a definitive agreement to merge it with the business and certain select assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, will be Chairman of the Board of Trustees of the new company, which will be named JBG SMITH Properties.  Mitchell Schear, President of our Washington, DC business, will be a member of the Board of Trustees of the new company.  The pro rata distribution to Vornado common shareholders and Class A Operating Partnership unitholders is intended to be treated as a tax-free spin-off for U.S. federal income tax purposes. It is expected to be made on a pro rata 1:2 basis.  The initial Form 10 registration statement relating to the spin-off and merger was filed with the SEC on January 23, 2017 and the distribution and combination are expected to be completed in the second quarter of 2017. The distribution and combination are subject to certain conditions, including the SEC declaring the Form 10 registration statement effective, filing and approval of the new company’s listing application, receipt of regulatory approvals and third party consents by each of the Company and JBG, and formal declaration of the distribution by Vornado’s Board of Trustees. The distribution and combination are not subject to a vote by Vornado’s shareholders or Operating Partnership unitholders. Vornado’s Board of Trustees has approved the transaction.  JBG has obtained all requisite approvals from its investment funds for this transaction.  There can be no assurance that this transaction will be completed.

On August 24, 2016, the Skyline properties, located in Fairfax, Virginia, were placed in receivership.  On December 21, 2016, the final disposition of the Skyline properties was completed by the receiver.  In connection therewith, the Skyline properties’ assets (approximately $236,535,000) and liabilities (approximately $724,412,000), were removed from our consolidated balance sheet which resulted in a net gain of $487,877,000.  There was no taxable income related to this transaction.

On December 19, 2016, we completed the sale of our 20% interest in Fairfax Square to our joint venture partner for $15,500,000, which resulted in a net gain of approximately $15,302,000.

Washington, DC – CONTINUED

As of December 31, 2016, our Washington, DC segment consisted of 58 properties aggregating 14.7 million square feet including 11.1 million square feet of office space in 44 properties, nine residential properties containing 3,156 units and a hotel property.  The Washington, DC segment also includes 45 garages totaling approximately 7.0 million square feet (22,110 spaces) which are managed by, or leased to, third parties.

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

As of December 31, 2016, the occupancy rate for our Washington DC segment was 90.5%, and 22.4% of the occupied space was leased to various agencies of the U.S. Government.

Occupancy and weighted average annual rent per square foot (in service):

Office:
			Vornado's Ownership Interest
					Weighted
		Total			Average Annual
		Property		Occupancy	Rent Per
	As of December 31,	Square Feet	Square Feet	Rate	Square Foot
	2016	11,141,000	10,123,000	88.3%	$44.05
	2015	11,592,000	10,597,000	90.1%	43.99
	2014	11,635,000	10,620,000	87.3%	44.03
	2013	11,753,000	10,686,000	85.2%	44.03
	2012	11,665,000	10,538,000	86.2%	42.91

Occupancy and average monthly rent per unit (in service):

Residential:		Vornado's Ownership Interest
	Number of	Number of	Occupancy	Average Monthly
As of December 31,	Units	Units	Rate	Rent Per Unit
2016	3,156	3,046	97.8%	$2,064
2015	2,630	2,520	96.4%	2,044
2014	2,414	2,304	97.4%	2,053
2013	2,414	2,304	96.3%	2,075
2012	2,414	2,304	97.9%	2,122

Tenants accounting for 2% or more of revenues:

			Percentage of	Percentage
	Square Feet	2016	Washington, DC	of Total
Tenant	Leased	Revenues	Total Revenues	Revenues
U.S. Government	2,748,000	$79,185,000	15.3%	3.4%
Family Health International	323,000	15,199,000	2.9%	0.7%
Arlington County	241,000	11,388,000	2.2%	0.5%

WASHINGTON, DC – CONTINUED

2016 rental revenue by tenants’ industry:

Industry	Percentage
U.S. Government	21%
Government Contractors	13%
Membership Organizations	9%
Legal Services	5%
Real Estate	4%
Business Services	4%
Management Consulting Services	3%
State and Local Government	3%
Health Services	2%
Food	2%
Computer and Data Processing	2%
Education	1%
Television Broadcasting	1%
Manufacturing	1%
Other	29%
100%

Lease expirations as of December 31, 2016, assuming none of the tenants exercise renewal options:

				Percentage of	Weighted Average Annual
	Number of	Square Feet of		Washington, DC	Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases		Square Feet	Total	Per Square Foot
Month to month	32	93,000		1.1%	$2,516,000	$27.05
2017	108	955,000	(1)	11.5%	36,265,000	37.97	(1)
2018	105	943,000		11.3%	43,658,000	46.30
2019	94	1,143,000		13.7%	51,492,000	45.05
2020	85	845,000		10.1%	42,980,000	50.86
2021	60	793,000		9.5%	35,331,000	44.55
2022	59	1,149,000		13.8%	52,207,000	45.44
2023	20	225,000		2.7%	10,202,000	45.34
2024	35	377,000		4.5%	15,840,000	42.02
2025	26	319,000		3.8%	12,685,000	39.76
2026	16	192,000		2.3%	9,154,000	47.68

(1)	Based on current market conditions, we expect to re-lease this space at weighted average rents between $38 to $42 per square foot.

OTHER INVESTMENTS

theMART

As of December 31, 2016, we own the 3.7 million square foot theMART in Chicago, whose largest tenant is Motorola Mobility at 609,000 square feet, the lease of which is guaranteed by Google.  theMART is encumbered by a $675,000,000 mortgage loan that bears interest at a fixed rate of 2.70% and matures in September 2021.  As of December 31, 2016, theMART had an occupancy rate of 98.9% and a weighted average annual rent per square foot of $40.39.

555 California Street

As of December 31, 2016, we own a 70% controlling interest in a three-building office complex containing 1.8 million square feet, known as the Bank of America Center, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”).  555 California Street is encumbered by a $579,795,000 mortgage loan that bears interest at a fixed rate of 5.10% and matures in September 2021.  As of December 31, 2016, 555 California Street had an occupancy rate of 92.4% and a weighted average annual rent per square foot of $68.43.

Vornado Capital Partners Real Estate Fund (the “Fund”) and Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”)

As of December 31, 2016, we own a 25.0% interest in the Fund which currently has six investments, one of which is the Crowne Plaza Times Square Hotel in which we also own an additional interest through a joint venture.  We are the general partner and investment manager of the Fund.  As of December 31, 2016, these six investments are carried on our consolidated balance sheet at an aggregate fair value of $462,132,000, including the Crowne Plaza Joint Venture.  As of December 31, 2016, our share of unfunded commitments was $34,422,000.

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

Quarterly high and low sales prices of Vornado’s common shares and dividends paid per common share for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended			Year Ended
	December 31, 2016			December 31, 2015
Quarter	High	Low	Dividends	High		Low	Dividends

1st	$99.97	$78.91	$0.63	$126.62	(1)	$104.11	$0.63
2nd	100.13	90.13	0.63	113.12		94.55	0.63
3rd	108.69	97.18	0.63	98.96		84.60	0.63
4th	105.91	86.35	0.63	103.41		89.32	0.63

(1)	Achieved on January 15, 2015, prior to the spin-off of Urban Edge Properties (NYSE: UE).

As of February 1, 2017, there were 1,051 holders of record of Vornado common shares.

There is no established trading market for Class A units of the Operating Partnership.  As of February 1, 2017, there were 997 Class A unitholders of record.

Recent Sales of Unregistered Securities

During 2016, the Operating Partnership issued 491,920 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $8,540,019 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Information relating to compensation plans under which Vornado’s equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

In December 2016, we received 2,755 Vornado common shares at a weighted average price of $103.62 per share as payment for the exercise price of certain employees’ stock options.

Performance Graph

The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index.  The graph assumes that $100 was invested on December 31, 2011 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions.  There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2011	2012	2013	2014	2015	2016
Vornado Realty Trust	$100	$109	$125	$171	$163	$174
S&P 500 Index	100	116	154	175	177	198
The NAREIT All Equity Index	100	120	123	158	162	176

ITEM 6. SELECTED FINANCIAL DATA

Vornado Realty Trust

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2016	2015		2014	2013	2012
Operating Data:
Revenues:
Property rentals	$2,103,728	$2,076,586		$1,911,487	$1,880,405	$1,771,264
Tenant expense reimbursements	260,667	260,976		245,819	226,831	207,149
Cleveland Medical Mart development project	-	-		-	36,369	235,234
Fee and other income	141,807	164,705		155,206	155,571	119,077
Total revenues	2,506,202	2,502,267		2,312,512	2,299,176	2,332,724
Expenses:
Operating	1,024,336	1,011,249		953,611	928,565	891,637
Depreciation and amortization	565,059	542,952		481,303	461,627	435,545
General and administrative	179,279	175,307		169,270	177,366	167,194
Cleveland Medical Mart development project	-	-		-	32,210	226,619
Skyline properties impairment loss	160,700	-		-	-	-
Acquisition and transaction related costs	26,037	12,511		18,435	24,857	17,386
Total expenses	1,955,411	1,742,019		1,622,619	1,624,625	1,738,381
Operating income	550,791	760,248		689,893	674,551	594,343
(Loss) income from real estate fund investments	(23,602)	74,081		163,034	102,898	63,936
Income (loss) from partially owned entities	165,389	(12,630)		(59,861)	(340,882)	421,668
Interest and other investment income (loss), net	29,546	26,978		38,752	(24,887)	(261,200)
Interest and debt expense	(402,674)	(378,025)		(412,755)	(425,782)	(431,235)
Net gain on extinguishment of Skyline properties debt	487,877	-		-	-	-
Net gain on disposition of wholly owned and partially
owned assets	175,735	251,821		13,568	2,030	4,856
Income (loss) before income taxes	983,062	722,473		432,631	(12,072)	392,368
Income tax (expense) benefit	(8,312)	84,695		(9,281)	8,717	(8,132)
Income (loss) from continuing operations	974,750	807,168		423,350	(3,355)	384,236
Income from discontinued operations	7,172	52,262		585,676	568,095	310,305
Net income	981,922	859,430		1,009,026	564,740	694,541
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(21,351)	(55,765)		(96,561)	(63,952)	(32,018)
Operating Partnership	(53,654)	(43,231)		(47,613)	(24,817)	(45,263)
Net income attributable to Vornado	906,917	760,434		864,852	475,971	617,260
Preferred share dividends	(75,903)	(80,578)		(81,464)	(82,807)	(76,937)
Preferred unit and share redemptions	(7,408)	-		-	(1,130)	8,948
Net income attributable to common shareholders	$823,606	$679,856		$783,388	$392,034	$549,271

Per Share Data:
Income (loss) from continuing operations, net - basic	$4.32	$3.35		$1.23	$(0.75)	$1.37
Income (loss) from continuing operations, net - diluted	4.30	3.33		1.22	(0.75)	1.37
Net income per common share - basic	4.36	3.61		4.18	2.10	2.95
Net income per common share - diluted	4.34	3.59		4.15	2.09	2.94
Dividends per common share	2.52	2.52	(1)	2.92	2.92	3.76	(2)

Balance Sheet Data:
Total assets	$20,814,847	$21,143,293		$21,157,980	$20,018,210	$21,978,802
Real estate, at cost	18,339,958	18,090,137		16,822,358	15,392,968	15,287,078
Accumulated depreciation and amortization	(3,513,574)	(3,418,267)		(3,161,633)	(2,829,862)	(2,524,718)
Debt, net	10,611,685	11,091,010		9,530,337	8,708,414	9,714,819
Total equity	7,618,496	7,476,078		7,489,382	7,594,744	7,904,144

(1)	Post spin-off of Urban Edge Properties (NYSE: UE) on January 15, 2015.
(2)	Includes a special long-term capital gain dividend of $1.00 per share.

ITEM 6. SELECTED FINANCIAL DATA - CONTINUED

Vornado Realty Trust

(Amounts in thousands)	Year Ended December 31,
	2016	2015	2014	2013	2012
Other Data:
Funds From Operations ("FFO")(1):
Net income attributable to common shareholders	$823,606	$679,856	$783,388	$392,034	$549,271

FFO adjustments:
Depreciation and amortization of real property	$531,620	$514,085	$517,493	$501,753	$504,407
Net gains on sale of real estate	(177,023)	(289,117)	(507,192)	(411,593)	(245,799)
Real estate impairment losses	160,700	256	26,518	37,170	129,964
Proportionate share of adjustments to equity in net income
(loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	154,795	143,960	117,766	157,270	154,680
Net gains on sale of real estate	(2,853)	(4,513)	(11,580)	(465)	(241,602)
Real estate impairment losses	6,328	16,758	-	6,552	11,673
Income tax effect of above adjustments	-	-	(7,287)	(26,703)	(27,493)
	673,567	381,429	135,718	263,984	285,830
Noncontrolling interests' share of above adjustments	(41,267)	(22,342)	(8,073)	(15,089)	(16,649)
FFO adjustments, net	$632,300	$359,087	$127,645	$248,895	$269,181

FFO attributable to common shareholders	$1,455,906	$1,038,943	$911,033	$640,929	$818,452
Convertible preferred share dividends	86	92	97	108	113
Earnings allocated to Out-Performance Plan units	1,591	-	-	-	-
FFO attributable to common shareholders plus assumed
conversions(1)	$1,457,583	$1,039,035	$911,130	$641,037	$818,565

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

ITEM 6. SELECTED FINANCIAL DATA

Vornado Realty L.P.

(Amounts in thousands, except per unit amounts)	Year Ended December 31,
	2016	2015		2014	2013	2012
Operating Data:
Revenues:
Property rentals	$2,103,728	$2,076,586		$1,911,487	$1,880,405	$1,771,264
Tenant expense reimbursements	260,667	260,976		245,819	226,831	207,149
Cleveland Medical Mart development project	-	-		-	36,369	235,234
Fee and other income	141,807	164,705		155,206	155,571	119,077
Total revenues	2,506,202	2,502,267		2,312,512	2,299,176	2,332,724
Expenses:
Operating	1,024,336	1,011,249		953,611	928,565	891,637
Depreciation and amortization	565,059	542,952		481,303	461,627	435,545
General and administrative	179,279	175,307		169,270	177,366	167,194
Cleveland Medical Mart development project	-	-		-	32,210	226,619
Skyline properties impairment loss	160,700	-		-	-	-
Acquisition and transaction related costs	26,037	12,511		18,435	24,857	17,386
Total expenses	1,955,411	1,742,019		1,622,619	1,624,625	1,738,381
Operating income	550,791	760,248		689,893	674,551	594,343
(Loss) income from real estate fund investments	(23,602)	74,081		163,034	102,898	63,936
Income (loss) from partially owned entities	165,389	(12,630)		(59,861)	(340,882)	421,668
Interest and other investment income (loss), net	29,546	26,978		38,752	(24,887)	(261,200)
Interest and debt expense	(402,674)	(378,025)		(412,755)	(425,782)	(431,235)
Net gain on extinguishment of Skyline properties debt	487,877	-		-	-	-
Net gain on disposition of wholly owned and partially
owned assets	175,735	251,821		13,568	2,030	4,856
Income (loss) before income taxes	983,062	722,473		432,631	(12,072)	392,368
Income tax (expense) benefit	(8,312)	84,695		(9,281)	8,717	(8,132)
Income (loss) from continuing operations	974,750	807,168		423,350	(3,355)	384,236
Income from discontinued operations	7,172	52,262		585,676	568,095	310,305
Net income	981,922	859,430		1,009,026	564,740	694,541
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(21,351)	(55,765)		(96,561)	(63,952)	(32,018)
Net income attributable to Vornado Realty L.P.	960,571	803,665		912,465	500,788	662,523
Preferred unit distributions	(76,097)	(80,736)		(81,514)	(83,965)	(86,873)
Preferred unit redemptions	(7,408)	-		-	(1,130)	8,948
Net income attributable to Class A unitholders	$877,066	$722,929		$830,951	$415,693	$584,598

Per Unit Data:
Income (loss) from continuing operations, net - basic	$4.32	$3.35		$1.22	$(0.79)	$1.37
Income (loss) from continuing operations, net - diluted	4.29	3.31		1.21	(0.78)	1.37
Net income per Class A unit - basic	4.36	3.61		4.17	2.09	2.95
Net income per Class A unit - diluted	4.32	3.57		4.14	2.08	2.93
Distributions per Class A unit	2.52	2.52	(1)	2.92	2.92	3.76	(2)

Balance Sheet Data:
Total assets	$20,814,847	$21,143,293		$21,157,980	$20,018,210	$21,978,802
Real estate, at cost	18,339,958	18,090,137		16,822,358	15,392,968	15,287,078
Accumulated depreciation and amortization	(3,513,574)	(3,418,267)		(3,161,633)	(2,829,862)	(2,524,718)
Debt, net	10,611,685	11,091,010		9,530,337	8,708,414	9,714,819
Total equity	7,618,496	7,476,078		7,489,382	7,594,744	7,904,144

(1)	Post spin-off of Urban Edge Properties (NYSE: UE) on January 15, 2015.
(2)	Includes a special long-term capital gain distribution of $1.00 per unit.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS

		Page Number
	Overview	40
	Overview - Leasing activity	47
	Critical Accounting Policies	51
	Net Income and EBITDA by Segment for the Years Ended
	December 31, 2016, 2015 and 2014	54
	Results of Operations:
	Year Ended December 31, 2016 Compared to December 31, 2015	58
	Year Ended December 31, 2015 Compared to December 31, 2014	65
	Supplemental Information:
	Net Income and EBITDA by Segment for the Three Months Ended
	December 31, 2016 and 2015	72
	Three Months Ended December 31, 2016 Compared to December 31, 2015	76
	Three Months Ended December 31, 2016 Compared to September 30, 2016	78
	Related Party Transactions	80
	Liquidity and Capital Resources	81
	Financing Activities and Contractual Obligations	82
	Certain Future Cash Requirements	84
	Cash Flows for the Year Ended December 31, 2016	87
	Cash Flows for the Year Ended December 31, 2015	89
	Cash Flows for the Year Ended December 31, 2014	91
	Funds From Operations for the Three Months and Years Ended
	December 31, 2016 and 2015	93

Overview

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.7% of the common limited partnership interest in the Operating Partnership as of December 31, 2016.  All references to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

On October 31, 2016, Vornado’s Board of Trustees approved the tax-free spin-off of our Washington, DC segment and we entered into a definitive agreement to merge it with the business and certain select assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, will be Chairman of the Board of Trustees of the new company, which will be named JBG SMITH Properties.  Mitchell Schear, President of our Washington, DC business, will be a member of the Board of Trustees of the new company.  The pro rata distribution to Vornado common shareholders and Class A Operating Partnership unitholders is intended to be treated as a tax-free spin-off for U.S. federal income tax purposes. It is expected to be made on a pro rata 1:2 basis.  The initial Form 10 registration statement relating to the spin-off and merger was filed with the SEC on January 23, 2017 and the distribution and combination are expected to be completed in the second quarter of 2017. The distribution and combination are subject to certain conditions, including the SEC declaring the Form 10 registration statement effective, filing and approval of the new company’s listing application, receipt of regulatory approvals and third party consents by each of the Company and JBG, and formal declaration of the distribution by Vornado’s Board of Trustees. The distribution and combination are not subject to a vote by Vornado’s shareholders or Operating Partnership unitholders. Vornado’s Board of Trustees has approved the transaction.  JBG has obtained all requisite approvals from its investment funds for this transaction.  There can be no assurance that this transaction will be completed.

We own and operate office and retail properties with large concentrations in the New York City metropolitan area and in the Washington, DC/Northern Virginia area. In addition, we have a 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, a 32.5% interest in Toys “R” Us, Inc. (“Toys”) as well as interests in other real estate and related investments.

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended December 31, 2016:

		Total Return(1)
		Vornado	Office REIT	MSCI
	Three-month	3.9%	0.6%	(3.0%)
	One-year	7.3%	13.2%	8.6%
	Three-year	40.6%	42.8%	45.2%
	Five-year	76.0%	72.1%	75.2%
	Ten-year	36.9%	31.0%	62.3%

(1)	Past performance is not necessarily indicative of future performance.

Overview – continued

We intend to achieve this objective by continuing to pursue our investment philosophy and execute our operating strategies through:

•      maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;

•      investing in properties in select markets, such as New York City, where we believe there is a high likelihood of capital appreciation;

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

Vornado Realty Trust

Year Ended December 31, 2016 Financial Results Summary

Net income attributable to common shareholders for the year ended December 31, 2016 was $823,606,000, or $4.34 per diluted share, compared to $679,856,000, or $3.59 per diluted share, for the year ended December 31, 2015.  The years ended December 31, 2016 and 2015 include certain items that impact net income attributable to common shareholders, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $569,725,000 and $369,455,000, or $3.00 and $1.95 per diluted share, for the years ended December 31, 2016 and 2015, respectively.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the year ended December 31, 2016 was $1,457,583,000, or $7.66 per diluted share, compared to $1,039,035,000, or $5.48 per diluted share, for the year ended December 31, 2015.  The years ended December 31, 2016 and 2015 include certain items that impact FFO, which are listed in the table on page 43.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $570,780,000 and $138,158,000, or $3.00 and $0.73 per diluted share, for the years ended December 31, 2016 and 2015, respectively.

Net income as adjusted and FFO as adjusted for the year ended December 31, 2016 include $41,373,000, or $0.20 per diluted share, for our 33.0% share of a non-cash unrealized loss and related reduction in our carried interest accrual, resulting from the fourth quarter mark-to-market fair value adjustment of our real estate funds’ investment in the Crowne Plaza Times Square Hotel.

Overview – continued

Vornado Realty Trust – continued

Quarter Ended December 31, 2016 Financial Results Summary

Net income attributable to common shareholders for the quarter ended December 31, 2016 was $651,181,000, or $3.43 per diluted share, compared to $230,742,000, or $1.22 per diluted share, for the prior year’s quarter.  The quarters ended December 31, 2016 and 2015 include certain items that impact net income attributable to common shareholders, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $594,473,000 and $144,301,000, or $3.13 and $0.76 per diluted share, for the quarters ended December 31, 2016 and 2015, respectively.

FFO for the quarter ended December 31, 2016 was $797,734,000, or $4.20 per diluted share, compared to $259,528,000, or $1.37 per diluted share, for the prior year’s quarter.  The quarters ended December 31, 2016 and 2015 include certain items that impact FFO, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $582,996,000 and $21,469,000, or $3.07 and $0.11 per diluted share, for the quarters ended December 31, 2016 and 2015, respectively.

Net income as adjusted and FFO as adjusted for the quarter ended December 31, 2016 include $41,373,000, or $0.20 per diluted share, for our 33.0% share of a non-cash unrealized loss and related reduction in our carried interest accrual, resulting from the fourth quarter mark-to-market fair value adjustment of our real estate funds’ investment in the Crowne Plaza Times Square Hotel.

(Amounts in thousands)	For the Year Ended		For the Three Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Certain items that impact net income attributable to common shareholders:
Net gain on extinguishment of Skyline properties debt	$487,877	$-	$487,877	$-
Income from the repayment of our investments in 85 Tenth Avenue
loans and preferred equity	160,843	-	160,843	-
Skyline properties impairment loss	(160,700)	-	-	-
Net gains on sale of real estate	159,511	255,964	-	142,693
Acquisition and transaction related costs	(26,037)	(12,511)	(14,743)	(4,951)
Net gain on sale of our 20% interest in Fairfax Square	15,302	-	15,302	-
Default interest on Skyline properties mortgage loan	(7,823)	-	(2,480)	-
Preferred share issuance costs (Series J redemption)	(7,408)	-	-	-
Net income (loss) from discontinued operations and sold properties	1,730	32,419	(117)	13,943
Net gains on sale of residential condominiums	714	6,724	-	4,231
Reversal of allowance for deferred tax assets (re: taxable REIT
subsidiary's ability to utilize NOLs)	-	90,030	-	-
Net gain on sale of our interest in Monmouth Mall	-	33,153	-	-
Our share of partially owned entities:
Real estate impairment losses	(20,290)	(21,260)	(14,754)	(4,141)
Net gains on sale of real estate	2,854	4,513	13	-
Other	183	3,004	208	1,671
	606,756	392,036	632,149	153,446
Noncontrolling interests' share of above adjustments	(37,031)	(22,581)	(37,676)	(9,145)
Certain items that impact net income attributable to common shareholders, net	$569,725	$369,455	$594,473	$144,301

Overview – continued

Vornado Realty Trust – continued

(Amounts in thousands)	For the Year Ended		For the Three Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Certain items that impact FFO:
Net gain on extinguishment of Skyline properties debt	$487,877	$-	$487,877	$-
Income from the repayment of our investments in 85 Tenth Avenue
loans and preferred equity	160,843	-	160,843	-
Acquisition and transaction related costs	(26,037)	(12,511)	(14,743)	(4,951)
FFO from discontinued operations and sold properties	11,923	64,263	2,202	22,137
Default interest on Skyline properties mortgage loan	(7,823)	-	(2,480)	-
Preferred share issuance costs (Series J redemption)	(7,408)	-	-	-
Net gains on sale of residential condominiums	714	6,724	-	4,231
Reversal of allowance for deferred tax assets (re: taxable REIT
subsidiary's ability to utilize NOLs)	-	90,030	-	-
Our share of partially owned entities:
Real estate impairment losses	(13,962)	(4,502)	(13,962)	-
Other	183	3,004	208	1,671
	606,310	147,008	619,945	23,088
Noncontrolling interests' share of above adjustments	(35,530)	(8,850)	(36,949)	(1,619)
Certain items that impact FFO, net	$570,780	$138,158	$582,996	$21,469

Vornado Realty L.P.

Year Ended December 31, 2016 Financial Results Summary

Net income attributable to Class A unitholders for the year ended December 31, 2016 was $877,066,000, or $4.32 per diluted Class A unit, compared to $722,929,000, or $3.57 per diluted Class A unit, for the year ended December 31, 2015.   The year ended December 31, 2016 and 2015 include certain items that impact net income attributable to Class A unitholders which are listed in the table on the following page.  The aggregate of these items increased net income attributable to Class A unitholders by $606,756,000, or $3.00 per diluted Class A unit, and $392,036,000, or $1.95 per diluted Class A unit, for the years ended December 31, 2016 and 2015, respectively.

Net income as adjusted for the year ended December 31, 2016 includes $41,373,000, or $0.20 per diluted Class A unit, for our 33.0% share of a non-cash unrealized loss and related reduction in our carried interest accrual, resulting from the fourth quarter mark-to-market fair value adjustment of our real estate funds’ investment in the Crowne Plaza Times Square Hotel.

Quarter Ended December 31, 2016 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended December 31, 2016 was $693,377,000, or $3.43 per diluted Class A unit, compared to $245,735,000, or $1.21 per diluted Class A unit, for the prior year’s quarter.  The quarters ended December 31, 2016 and 2015 include certain items that impact net income attributable to Class A unitholders, which are listed in the table on the following page.  The aggregate of these items increased net income attributable to Class A unitholders by $632,149,000, or $3.13 per diluted Class A unit, and $153,446,000, or $0.76 per diluted Class A unit, for the quarters ended December 31, 2016 and 2015, respectively.

Net income, as adjusted for the quarter ended December 31, 2016 includes $41,373,000, or $0.20 per diluted Class A unit, for our 33.0% share of a non-cash unrealized loss and related reduction in our carried interest accrual, resulting from the fourth quarter mark-to-market fair value adjustment of our real estate funds’ investment in the Crowne Plaza Times Square Hotel.

Overview – continued

Vornado Realty L.P. – continued

(Amounts in thousands)	For the Year Ended		For the Three Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Certain items that impact net income attributable to Class A unitholders:
Net gain on extinguishment of Skyline properties debt	$487,877	$-	$487,877	$-
Income from the repayment of our investments in 85 Tenth Avenue
loans and preferred equity	160,843	-	160,843	-
Skyline properties impairment loss	(160,700)	-	-	-
Net gains on sale of real estate	159,511	255,964	-	142,693
Acquisition and transaction related costs	(26,037)	(12,511)	(14,743)	(4,951)
Net gain on sale of our 20% interest in Fairfax Square	15,302	-	15,302	-
Default interest on Skyline properties mortgage loan	(7,823)	-	(2,480)	-
Preferred unit issuance costs (Series J redemption)	(7,408)	-	-	-
Net income (loss) from discontinued operations and sold properties	1,730	32,419	(117)	13,943
Net gains on sale of residential condominiums	714	6,724	-	4,231
Reversal of allowance for deferred tax assets (re: taxable REIT
subsidiary's ability to utilize NOLs)	-	90,030	-	-
Net gain on sale of our interest in Monmouth Mall	-	33,153	-	-
Our share of partially owned entities:
Real estate impairment losses	(20,290)	(21,260)	(14,754)	(4,141)
Net gains on sale of real estate	2,854	4,513	13	-
Other	183	3,004	208	1,671
Certain items that impact net income attributable to Class A unitholders	$606,756	$392,036	$632,149	$153,446

Vornado Realty Trust and Vornado Realty L.P.

Same Store EBITDA and Cash Basis Same Store EBITDA

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash basis same store EBITDA of our operating segments are summarized below.

		New York		Washington, DC
Same store EBITDA % increase (decrease):
	Year ended December 31, 2016 vs. December 31, 2015	6.3%	(1)	2.8%
	Year ended December 31, 2015 vs. December 31, 2014	1.5%	(2)	(0.1%)
	Three months ended December 31, 2016 vs. December 31, 2015	7.8%	(3)	2.3%
	Three months ended December 31, 2016 vs. September 30, 2016	4.1%	(4)	(3.7%)

Cash basis same store EBITDA % increase (decrease):
	Year ended December 31, 2016 vs. December 31, 2015	8.6%	(1)	3.8%
	Year ended December 31, 2015 vs. December 31, 2014	0.3%	(2)	(4.5%)
	Three months ended December 31, 2016 vs. December 31, 2015	17.6%	(3)	4.4%
	Three months ended December 31, 2016 vs. September 30, 2016	8.2%	(4)	(2.3%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 7.7% and by 10.3% on a cash basis.
(2)	Excluding Hotel Pennsylvania, same store EBITDA increased by 2.4% and by 1.3% on a cash basis.
(3)	Excluding Hotel Pennsylvania, same store EBITDA increased by 9.2% and by 19.8% on a cash basis.
(4)	Excluding Hotel Pennsylvania, same store EBITDA increased by 3.6% and by 7.6% on a cash basis.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

Washington, DC Segment

Excluding the Skyline Properties which were disposed of on December 21, 2016, our Washington, DC segment EBITDA as adjusted was $290,500,000 for the year ended December 31, 2016, which is flat to 2015 as a result of an increase in EBITDA from the core business of $3,100,000, offset by a decline in EBITDA from properties taken out-of-service of $3,100,000.  These results are slightly ahead of the guidance we published for 2016.

We expect to complete the spin-off of our Washington, DC segment in the second quarter of 2017.  We expect that Washington, DC’s EBITDA as adjusted during the first half of 2017 will be lower than the first half of 2016 by approximately $1,000,000 to $5,000,000, comprised of:

(i)                   core business approximately $2,000,000 to $6,000,000 higher than 2016, offset by,

(ii)                 reduction in EBITDA of approximately $6,000,000 to $8,000,000 from 1700 M Street, 1800 South Bell and 1750 Crystal Drive being taken out-of-service for redevelopment.

Investments

On March 17, 2016, we entered into a joint venture, in which we own a 33.3% interest, which owns a $150,000,000 mezzanine loan with an interest rate of LIBOR plus 8.88% and an initial maturity date in November 2016, with two three-month extension options.  On November 9, 2016, the mezzanine loan was extended to May 2017 with an interest rate of LIBOR plus 9.42% (10.08% at December 31, 2016) during the extension period.  As of December 31, 2016, the joint venture has fully funded its commitments.  The joint venture’s investment is subordinate to $350,000,000 of third party debt.  We account for our investment in the joint venture under the equity method.

On May 20, 2016, we contributed $19,650,000 for a 50.0% equity interest in a joint venture that will develop 606 Broadway, a 34,000 square foot office and retail building, located on Houston Street in Manhattan.  The development cost of this project is estimated to be approximately $104,000,000.  At closing, the joint venture obtained a $65,000,000 construction loan, of which approximately $25,800,000 was outstanding at December 31, 2016.  The loan, which bears interest at LIBOR plus 3.00% (3.66% at December 31, 2016), matures in May 2019 with two one-year extension options.  Because this joint venture is a VIE and we determined we are the primary beneficiary, we consolidate the accounts of this joint venture from the date of our investment.

Dispositions

On May 27, 2016, we sold a 47% ownership interest in 7 West 34th Street, a 479,000 square foot Manhattan office building leased to Amazon, and retained the remaining 53% interest.  This transaction was based on a property value of approximately $561,000,000 or $1,176 per square foot.  We received net proceeds of $127,382,000 from the sale and realized a net gain of $203,324,000, of which $159,511,000 was recognized in the second quarter of 2016 and is included in “net gain on disposition of wholly owned and partially owned assets” in our consolidated statements of income.  The remaining net gain of $43,813,000 has been deferred until our guarantee of payment of loan principal and interest is removed or the loan is repaid.  We realized a net tax gain of $90,017,000.   We continue to manage and lease the property.  We share control over major decisions with our joint venture partner.  Accordingly, this property is accounted for under the equity method from the date of sale.

On December 19, 2016, we completed the sale of our 20% interest in Fairfax Square to our joint venture partner for $15,500,000, which resulted in a net gain of approximately $15,302,000.

On August 24, 2016, the Skyline properties, located in Fairfax, Virginia, were placed in receivership.  On December 21, 2016, the final disposition of the Skyline properties was completed by the receiver.  In connection therewith, the Skyline properties’ assets (approximately $236,535,000) and liabilities (approximately $724,412,000), were removed from our consolidated balance sheet which resulted in a net gain of $487,877,000.  There was no taxable income related to this transaction.

Overview – continued

Financings

Unsecured Revolving Credit Facility

On November 7, 2016, we extended one of our two $1.25 billion unsecured revolving credit facilities from June 2017 to February 2021 with two six-month extension options.  The interest rate on the extended facility was lowered from LIBOR plus 115 basis points to LIBOR plus 100 basis points.  The facility fee remains unchanged at 20 basis points.

Secured Debt

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.75% (2.40% at December 31, 2016), which was swapped for four and a half years to a fixed rate of 2.56%.  The Company realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage which was scheduled to mature in March 2016.

On May 16, 2016, we completed a $300,000,000 recourse financing of 7 West 34th Street.  The ten-year loan is interest only at a fixed rate of 3.65% and matures in June 2026.

On September 6, 2016, we completed a $675,000,000 refinancing of theMART, a 3,652,000 square foot commercial building in Chicago.  The five-year loan is interest only and has a fixed rate of 2.70%.  The Company realized net proceeds of approximately $124,000,000.  The property was previously encumbered by a 5.57%, $550,000,000 mortgage which was scheduled to mature in December 2016.

On December 2, 2016, we completed a $400,000,000 refinancing of 350 Park Avenue, a 571,000 square foot Manhattan office building.  The ten-year loan is interest only and has a fixed rate of 3.92%.  The Company realized net proceeds of approximately $111,000,000.  The property was previously encumbered by a 3.75%, $284,000,000 mortgage which was scheduled to mature in January 2017.

Preferred Securities

On September 1, 2016, we redeemed all of the outstanding 6.875% Series J cumulative redeemable preferred shares/units at their redemption price of $25.00 per share/unit, or $246,250,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption.  In connection therewith, we expensed $7,408,000 of issuance costs, which reduced net income attributable to common shareholders and net income attributable to Class A unitholders in the twelve months ended December 31, 2016.  These costs had been initially recorded as a reduction of shareholders’ equity and partners’ capital.

Overview - continued

Leasing Activity

The leasing activity and related statistics in the tables below are based on leases signed during the period and are not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Second generation relet space represents square footage that has not been vacant for more than nine months and tenant improvements and leasing commissions are based on our share of square feet leased during the period.

(Square feet in thousands)	New York Office
		Long Island City	New York	Washington, DC
	Manhattan	(Center Building)	Retail	Office
Quarter Ended December 31, 2016:
Total square feet leased	609	17	10	329
Our share of square feet leased	432	17	10	311
Initial rent(1)	$78.29	$35.41	$906.91	$41.59
Weighted average lease term (years)	7.8	9.8	9.8	4.6
Second generation relet space:
Square feet	358	-	7	272
GAAP basis:
Straight-line rent(2)	$77.10	$-	$178.19	$40.43
Prior straight-line rent	$71.95	$-	$164.21	$39.11
Percentage increase	7.2%	-	8.5%	3.4%
Percentage increase inclusive of 3 square
foot Dyson lease at 640 Fifth(3)			515.6%
Cash basis:
Initial rent(1)	$77.16	$-	$160.47	$41.91
Prior escalated rent	$72.41	$-	$170.45	$41.12
Percentage increase (decrease)	6.6%	-	(5.9%)	1.9%
Percentage increase inclusive of 3 square
foot Dyson lease at 640 Fifth(3)			396.4%
Tenant improvements and leasing commissions:
Per square foot	$73.69	$75.81	$813.04	$23.20
Per square foot per annum:	$9.45	$7.74	$82.96	$5.04
Percentage of initial rent	12.1%	21.8%	9.1%	12.1%

(Square feet in thousands)	New York Office
		Long Island City	New York	Washington, DC
	Manhattan	(Center Building)	Retail	Office
Year Ended December 31, 2016:
Total square feet leased	1,939	302	111	1,427
Our share of square feet leased	1,541	302	90	1,350
Initial rent(1)	$78.97	$39.84	$285.17	$40.41
Weighted average lease term (years)	9.3	6.0	9.1	4.2
Second generation relet space:
Square feet	1,382	285	69	1,072
GAAP basis:
Straight-line rent(2)	$78.30	$38.68	$204.95	$38.56
Prior straight-line rent	$66.15	$28.69	$166.14	$39.53
Percentage increase (decrease)	18.4%	34.8%	23.4%	(2.5%)
Percentage increase inclusive of 3 square
foot Dyson lease at 640 Fifth(3)			94.9%
Cash basis:
Initial rent(1)	$78.37	$40.10	$194.35	$41.08
Prior escalated rent	$68.03	$30.53	$173.70	$42.47
Percentage increase (decrease)	15.2%	31.4%	11.9%	(3.3%)
Percentage increase inclusive of 3 square
foot Dyson lease at 640 Fifth(3)			70.1%
Tenant improvements and leasing commissions:
Per square foot	$72.81	$21.66	$184.74	$19.62
Per square foot per annum:	$7.83	$3.61	$20.30	$4.67
Percentage of initial rent	9.9%	9.1%	7.1%	11.6%

See notes on the following page.

Overview - continued

Leasing Activity - continued

(Square feet in thousands)		New York		Washington, DC
		Office	Retail	Office
Year Ended December 31, 2015:
	Total square feet leased	2,276	91	1,987
	Our share of square feet leased:	1,838	82	1,847
	Initial rent(1)	$78.55	$917.59	$40.20
	Weighted average lease term (years)	9.2	13.7	8.6
	Second generation relet space:
	Square feet	1,297	74	1,322
	GAAP basis:
	Straight-line rent(2)	$77.03	$1,056.66	$39.57	(4)
	Prior straight-line rent	$62.73	$529.31	$43.08	(4)
	Percentage increase (decrease)	22.8%	99.6%	(8.2%)	(4)
	Cash basis:
	Initial rent(1)	$78.89	$907.49	$40.12	(4)
	Prior escalated rent	$66.21	$364.56	$43.99	(4)
	Percentage increase (decrease)	19.1%	148.9%	(8.8%)	(4)
	Tenant improvements and leasing commissions:
	Per square foot	$69.36	$688.42	$55.14
	Per square foot per annum:	$7.54	$50.25	$6.41
	Percentage of initial rent	9.6%	5.5%	15.9%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents.  Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.
(3)	The Dyson lease was signed after this space had been vacant for greater than nine months and therefore, by company policy, does not qualify as "second generation" relet space.
(4)

Excluding 371 square feet of leasing activity with the U.S. Marshals Service (of which 293 square feet is second generation relet space), the initial rent and prior escalated rent on a GAAP basis was $42.30 and $43.89 per square foot, respectively (3.6% decrease), and the initial rent and prior escalated rent on a cash basis was $42.43 and $43.96 per square foot, respectively (3.5% decrease).

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2016:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	36	20,227	16,962	96.3%
Retail	70	2,672	2,464	97.1%
Residential - 1,692 units	11	1,559	826	95.7%
Alexander's, including 312 residential units	7	2,437	790	99.8%
Hotel Pennsylvania	1	1,400	1,400
		28,295	22,442	96.5%

Washington, DC:
Office	44	11,141	10,123	88.3%
Residential - 3,156 units	9	3,245	3,103	97.8%
Other	5	330	330	100.0%
		14,716	13,556	90.5%

Other:
theMART	3	3,671	3,662	98.9%
555 California Street	3	1,738	1,217	92.4%
Other	4	1,811	850	99.8%
		7,220	5,729

Total square feet at December 31, 2016		50,231	41,727

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2015:

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	35	21,288	17,412	96.3%
Retail	65	2,641	2,408	96.2%
Residential - 1,711 units	11	1,561	827	95.0%
Alexander's, including 296 residential units	7	2,419	784	99.7%
Hotel Pennsylvania	1	1,400	1,400
		29,309	22,831	96.4%

Washington, DC:
Office	44	11,592	10,597	90.1%
Residential - 2,630 units	9	2,808	2,666	96.4%
Other	5	386	386	100.0%
		14,786	13,649	91.6%

Other:
theMART	3	3,658	3,649	98.5%
555 California Street	3	1,736	1,215	93.3%
Other	4	1,749	837	99.8%
		7,143	5,701

Total square feet at December 31, 2015		51,238	42,181

Critical Accounting Policies

In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that we believe are critical to the preparation of our consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 2 – Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

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

Upon the acquisition of real estate that meets the criteria of a business under ASU 2017-01, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.  We record acquired intangible assets (including acquired above-market leases, acquired in-place leases and tenant relationships) and acquired intangible liabilities (including below–market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.

As of December 31, 2016 and 2015, the carrying amounts of real estate, net of accumulated depreciation, were $14.8 billion and $14.7 billion, respectively.  As of December 31, 2016 and 2015, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) were $192,731,000 and $227,901,000, respectively, and the carrying amounts of identified intangible liabilities, a component of “deferred revenue” on our consolidated balance sheets, were $263,786,000 and $318,148,000, respectively.

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

Critical Accounting Policies – continued

Partially Owned Entities

We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary.  We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control a partially owned entity if the entity is not considered a VIE and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

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

As of December 31, 2016 and 2015, the carrying amounts of investments in partially owned entities were $1.4 billion and $1.6 billion, respectively.

Allowance for Doubtful Accounts

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts ($10,920,000 and $11,908,000 as of December 31, 2016 and 2015, respectively) for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents ($2,227,000 and $2,751,000 as of December 31, 2016 and 2015, respectively). This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. These estimates may differ from actual results, which could be material to our consolidated financial statements.

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

•       Expense Reimbursements — revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is recognized in the same periods as the expenses are incurred.

•       Management, Leasing and Other Fees — income arising from contractual agreements with third parties or with partially owned entities. This revenue is recognized as the related services are performed under the respective agreements.

Before we recognize revenue, we assess, among other things, its collectability. If our assessment of the collectability of revenue changes, the impact on our consolidated financial statements could be material.

Income Taxes

Vornado operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its taxable income and therefore, no provision for Federal income taxes is required.  If Vornado fails to distribute the required amount of income to its shareholders, or fails to meet other REIT requirements, it may fail to qualify as a REIT which may result in substantial adverse tax consequences.

Recent Accounting Pronouncements

See Note 2 – Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Net Income and EBITDA by Segment for the Years Ended December 31, 2016, 2015 and 2014

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the years ended December 31, 2016 and 2015.

(Amounts in thousands)	For the Year Ended December 31, 2016
	Total	New York		Washington, DC		Other
Total revenues	$2,506,202	$1,713,374		$518,117		$274,711
Total expenses	1,955,411	1,093,587		528,863		332,961
Operating income (loss)	550,791	619,787		(10,746)		(58,250)
Income (loss) from partially owned entities	165,389	(2,379)		(7,227)		174,995
Loss from real estate fund investments	(23,602)	-		-		(23,602)
Interest and other investment income (loss), net	29,546	5,093		(2)		24,455
Interest and debt expense	(402,674)	(216,685)		(72,434)		(113,555)
Net gain on extinguishment of Skyline properties debt	487,877	-		487,877		-
Net gain on disposition of wholly owned and partially
owned assets	175,735	159,511		15,302		922
Income before income taxes	983,062	565,327		412,770		4,965
Income tax expense	(8,312)	(5,508)		(1,083)		(1,721)
Income from continuing operations	974,750	559,819		411,687		3,244
Income from discontinued operations	7,172	-		-		7,172
Net income	981,922	559,819		411,687		10,416
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(21,351)	(13,558)		-		(7,793)
Net income attributable to the Operating Partnership	960,571	546,261		411,687		2,623
Interest and debt expense(2)	507,362	280,563		81,723		145,076
Depreciation and amortization(2)	694,214	435,961		158,720		99,533
Income tax expense(2)	11,838	5,911		2,979		2,948
EBITDA(1)	$2,173,985	$1,268,696	(3)	$655,109	(4)	$250,180	(5)

(Amounts in thousands)	For the Year Ended December 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$2,502,267	$1,695,925		$532,812		$273,530
Total expenses	1,742,019	1,032,015		390,921		319,083
Operating income (loss)	760,248	663,910		141,891		(45,553)
(Loss) income from partially owned entities	(12,630)	655		(6,020)		(7,265)
Income from real estate fund investments	74,081	-		-		74,081
Interest and other investment income (loss), net	26,978	7,722		(262)		19,518
Interest and debt expense	(378,025)	(194,278)		(68,727)		(115,020)
Net gain on disposition of wholly owned and partially
owned assets	251,821	142,693		102,404		6,724
Income (loss) before income taxes	722,473	620,702		169,286		(67,515)
Income tax benefit (expense)	84,695	(4,379)		(317)		89,391
Income from continuing operations	807,168	616,323		168,969		21,876
Income from discontinued operations	52,262	-		-		52,262
Net income	859,430	616,323		168,969		74,138
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(55,765)	(13,022)		-		(42,743)
Net income attributable to the Operating Partnership	803,665	603,301		168,969		31,395
Interest and debt expense(2)	469,843	248,724		80,795		140,324
Depreciation and amortization(2)	664,637	394,028		178,021		92,588
Income tax (benefit) expense(2)	(85,379)	4,766		(1,610)		(88,535)
EBITDA(1)	$1,852,766	$1,250,819	(3)	$426,175	(4)	$175,772	(5)

____________________________

See notes on pages 56 and 57.

Net Income and EBITDA by Segment for the Years Ended December 31, 2016, 2015 and 2014 - continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the year ended December 31, 2014.

(Amounts in thousands)	For the Year Ended December 31, 2014
	Total	New York		Washington, DC		Other
Total revenues	$2,312,512	$1,520,845		$537,151		$254,516
Total expenses	1,622,619	946,466		358,019		318,134
Operating income (loss)	689,893	574,379		179,132		(63,618)
(Loss) income from partially owned entities	(59,861)	20,701		(4,767)		(75,795)
Income from real estate fund investments	163,034	-		-		163,034
Interest and other investment income, net	38,752	6,711		183		31,858
Interest and debt expense	(412,755)	(183,427)		(75,395)		(153,933)
Net gain on disposition of wholly owned and partially
owned assets	13,568	-		-		13,568
Income (loss) before income taxes	432,631	418,364		99,153		(84,886)
Income tax expense	(9,281)	(4,305)		(242)		(4,734)
Income (loss) from continuing operations	423,350	414,059		98,911		(89,620)
Income from discontinued operations	585,676	463,163		-		122,513
Net income	1,009,026	877,222		98,911		32,893
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(96,561)	(8,626)		-		(87,935)
Net income (loss) attributable to the Operating Partnership	912,465	868,596		98,911		(55,042)
Interest and debt expense(2)	654,398	241,959		87,778		324,661
Depreciation and amortization(2)	685,973	324,239		144,124		217,610
Income tax expense(2)	24,248	4,395		288		19,565
EBITDA(1)	$2,277,084	$1,439,189	(3)	$331,101	(4)	$506,794	(5)

____________________________

See notes on the following pages.

Net Income and EBITDA by Segment for the Years Ended December 31, 2016, 2015 and 2014 - continued

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

Our 7.5% interest in Fashion Centre Mall/Washington Tower will not be included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.

(2)	Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2016	2015	2014
	Office	$805,708	$804,272	$1,063,355
	Retail	381,739	358,379	281,428
	Residential	25,060	22,266	21,907
	Alexander's	46,182	42,858	41,746
	Hotel Pennsylvania	10,007	23,044	30,753
	Total New York EBITDA	1,268,696	1,250,819	1,439,189
	Certain items that impact EBITDA:
	Net gains on sale of real estate	(159,511)	(142,693)	(440,537)
	EBITDA from discontinued operations and sold properties	(3,120)	(35,985)	(39,743)
	Other	-	(1,300)	(171)
	Certain items that impact EBITDA	(162,631)	(179,978)	(480,451)
	Total New York EBITDA, as adjusted	$1,106,065	$1,070,841	$958,738

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2016	2015	2014
	Office, excluding the Skyline properties	$260,436	$359,063	$260,270
	Skyline properties	348,016	26,325	29,250
	Total Office	608,452	385,388	289,520
	Residential	46,657	40,787	41,581
	Total Washington, DC EBITDA	655,109	426,175	331,101
	Certain items that impact EBITDA:
	Net gain on extinguishment of Skyline properties debt	(487,877)	-	-
	Skyline properties impairment loss	160,700	-	-
	EBITDA from discontinued operations and sold properties	(22,131)	(33,605)	(38,876)
	Net gains on sale of real estate and a land parcel	(15,302)	(102,404)	(1,800)
	Other	-	405	-
	Certain items that impact EBITDA	(364,610)	(135,604)	(40,676)
	Total Washington, DC EBITDA, as adjusted	$290,499	$290,571	$290,425

Net Income and EBITDA by Segment for the Years Ended December 31, 2016, 2015 and 2014 - continued

Notes to preceding tabular information:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2016	2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized (loss) gain	$8,607	$8,611	$8,056
	Net realized/unrealized (loss) gain	(16,270)	14,657	37,535
	Carried interest	(13,379)	10,696	24,715
	Total (loss) income from real estate fund investments	(21,042)	33,964	70,306
	theMART (including trade shows)	91,845	79,159	79,636
	555 California Street	45,827	49,975	48,844
	India real estate ventures	3,685	3,933	6,434
	Our share of Toys(a)	2,000	2,500	103,632
	Other investments	77,240	42,436	21,385
		199,555	211,967	330,237
	Corporate general and administrative expenses(b)(c)	(100,594)	(106,416)	(94,929)
	Investment income and other, net(b)	22,501	26,385	31,665
	Income from the repayment of our investments in 85 Tenth Avenue loans
	and preferred equity	160,843	-	-
	Acquisition and transaction related costs	(26,062)	(12,511)	(16,392)
	Our share of impairment losses on India real estate ventures	(13,962)	(14,806)	(5,771)
	Discontinued operations(d)	7,185	28,314	245,679
	Net gains on sale of real estate	714	44,390	26,568
	Impairment loss and loan loss reserve on investment in Suffolk Downs	-	(1,551)	(10,263)
	Total Other	$250,180	$175,772	$506,794

	(a)	As a result of our investment being reduced to zero, we suspended equity method accounting in 2014. The year ended December 31, 2014 includes an impairment loss of $75,196.
	(b)	The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $5,213, $111, and $11,557 of income, respectively.
	(c)

The year ended December 31, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

	(d)	The years ended December 31, 2015 and 2014 include $22,684 and $14,956, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses, and operations of sold properties.

	For the Year Ended December 31,
	2016	2015	2014
Region:
New York City metropolitan area	72%	72%	70%
Washington, DC/Northern Virginia area	19%	20%	21%
Chicago, IL	6%	5%	6%
San Francisco, CA	3%	3%	3%
	100%	100%	100%

Results of Operations – Year Ended December 31, 2016 Compared to December 31, 2015

Revenues

Our revenues, which consist of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $2,506,202,000 in the year ended December 31, 2016, compared to $2,502,267,000 in the prior year, an increase of $3,935,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York		Washington, DC		Other
Property rentals:
Acquisitions, dispositions and other	$(48,446)	$(33,841)	(1)	$(14,605)	(2)	$-
Development and redevelopment	2,151	(150)		(195)		2,496
Hotel Pennsylvania	(12,837)	(12,837)	(3)	-		-
Trade shows	(852)	-		-		(852)
Same store operations	87,126	77,676		6,622		2,828
	27,142	30,848		(8,178)		4,472

Tenant expense reimbursements:
Acquisitions, dispositions and other	(5,074)	(4,698)		(377)		1
Development and redevelopment	244	(3)		(796)		1,043
Same store operations	4,521	10,170		(1,960)		(3,689)
	(309)	5,469		(3,133)		(2,645)

Fee and other income:
BMS cleaning fees	(3,193)	(3,233)		-		40
Management and leasing fees	4,060	1,105		2,023		932
Lease termination fees	(16,717)	(13,878)	(4)	(3,118)		279
Other income	(7,048)	(2,862)		(2,289)		(1,897)
	(22,898)	(18,868)		(3,384)		(646)

Total increase (decrease) in revenues	$3,935	$17,449		$(14,695)		$1,181

(1)

Primarily due to (i) $20,515 from the write-off of New York office straight-line rents recorded in 2016, (ii) $18,014 from the disposition of 20 Broad Street and (iii) $14,238 of income in 2015 from the acceleration of amortization of acquired below-market lease liabilities at 697-703 Fifth Avenue (St. Regis - retail), partially offset by asset acquisitions.

(2)

Primarily from the disposition of 1750 Pennsylvania Avenue and higher vacancies at the Skyline properties.  On December 21, 2016, the disposition of the Skyline properties was completed by the receiver.

(3)	Average occupancy and revenue per available room were 84.7% and $113.84, respectively, for 2016 as compared to 90.7% and $133.69, respectively, for 2015.
(4)	Primarily from a lease termination fee received from a tenant at 20 Broad Street in the fourth quarter of 2015.

Results of Operations – Year Ended December 31, 2016 Compared to December 31, 2015 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,955,411,000 in the year ended December 31, 2016, compared to $1,742,019,000 in the prior year, an increase of $213,392,000.  Below are the details of the increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York	Washington, DC		Other
Operating:
Acquisitions, dispositions and other	$(3,098)	$2,527	$(5,625)	(1)	$-
Development and redevelopment	(701)	(99)	(2,090)		1,488
Non-reimbursable expenses, including
bad-debt reserves	(1,975)	(2,296)	551		(230)
Hotel Pennsylvania	322	322	-		-
Trade shows	456	-	-		456
BMS expenses	(3,019)	(3,152)	-		133
Same store operations	21,102	25,224	(159)		(3,963)
	13,087	22,526	(7,323)		(2,116)

Depreciation and amortization:
Acquisitions, dispositions and other	(4,077)	3,229	(7,306)	(1)	-
Development and redevelopment	(22,207)	(296)	(23,232)	(2)	1,321
Same store operations	48,391	35,275	11,425		1,691
	22,107	38,208	(19,113)		3,012

General and administrative:
Mark-to-market of deferred compensation
plan liability	5,102	-	-		5,102	(3)
Same store operations	(1,130)	838	3,678		(5,646)	(4)
	3,972	838	3,678		(544)

Skyline properties impairment loss	160,700	-	160,700	(5)	-

Acquisition and transaction related costs	13,526	-	-		13,526

Total increase in expenses	$213,392	$61,572	$137,942		$13,878

(1)

Primarily from the disposition of 1750 Pennsylvania Avenue and higher vacancies at the Skyline properties.  On December 21, 2016, the disposition of the Skyline properties was completed by the receiver.

(2)	Primarily due to the demolition of two adjacent office properties, 1726 M Street and 1150 17th Street.
(3)

This increase in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(4)

Results primarily from the acceleration of the recognition of compensation expense in 2015 of $4,542 related to 2012-2014 Out-Performance Plans due to the modification of the vesting criteria of awards such that they fully vest at age 65.

(5)

On March 15, 2016, we notified the servicer of the $678,000 non-recourse mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan was transferred to the special servicer.  Consequently, based on the shortened holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700 non-cash impairment loss in the first quarter of 2016.

Results of Operations – Year Ended December 31, 2016 Compared to December 31, 2015 - continued

(Loss) Income from Real Estate Fund Investments

Below are the components of the (loss) income from our real estate fund investments for the years ended December 31, 2016 and 2015.

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015
Net investment income	$17,053	$16,329
Net realized gain on exited investments	14,761	26,036
Previously recorded unrealized gain on exited investment	(14,254)	(23,279)
Net unrealized (loss) gain on held investments	(41,162)	54,995
(Loss) income from real estate fund investments	(23,602)	74,081
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	2,560	(40,117)
(Loss) income from real estate fund investments attributable to the Operating Partnership(1)	(21,042)	33,964
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	1,270	(2,011)
(Loss) income from real estate fund investments attributable to Vornado	$(19,772)	$31,953

(1)

Excludes $3,831, and $2,939 of management and leasing fees in the years ended December 31, 2016 and 2015, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the years ended December 31, 2016 and 2015.

(Amounts in thousands)	Percentage
	Ownership at	For the Year Ended December 31,
	December 31, 2016	2016	2015
Equity in Net Income (Loss):
85 Tenth Avenue (1)	49.9%	$178,072	$(1,015)
Alexander's	32.4%	34,240	31,078
Partially owned office buildings (2)	Various	(42,100)	(23,556)
India real estate ventures (3)	4.1%-36.5%	(18,122)	(18,746)
Urban Edge Properties ("UE")	5.4%	5,839	4,394
PREIT	8.0%	(5,213)	(7,450)
Toys (4)	32.5%	2,000	2,500
Other investments (5)	Various	10,673	165
		$165,389	$(12,630)

(1)

On December 1, 2016, the owner of 85 Tenth Avenue completed a 10-year, 4.55% $625,000 refinancing of the property and we received net proceeds of $191,779 in repayment of our existing loans and preferred equity investments.  We recognized $160,843 of income as a result of this transaction.

(2)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.  In 2016 and 2015, we recognized net losses of $47,000 and $39,600, respectively, from our 666 Fifth Avenue (Office) joint venture as a result of our share of depreciation expense.  In addition, in 2015 we recognized our $12,800 share of a write-off of a below-market lease liability related to a tenant vacating at 650 Madison Avenue.

(3)		Includes non-cash impairment losses of $13,962 and $14,806, respectively.
(4)		Represents management fees earned and received from our investment in Toys.
(5)		Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street and others.

Results of Operations – Year Ended December 31, 2016 Compared to December 31, 2015 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $29,546,000 in the year ended December 31, 2016, compared to $26,978,000 in the prior year, an increase of $2,568,000.  This increase resulted primarily from an increase in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $402,674,000 in the year ended December 31, 2016, compared to $378,025,000 in the prior year, an increase of $24,649,000. This increase was primarily due to (i) $23,205,000 of higher interest expense from the full year effect of 2015 financings of the St. Regis Retail, 150 West 34th Street, 100 West 33rd Street, and from the $375,000,000 drawn on our $750,000,000 delayed draw term loan, (ii) $10,208,000 of lower capitalized interest, and (iii) $7,823,000 of default interest on our Skyline properties mortgage loan, partially offset by (iv) $13,127,000 of interest savings from the re-financings of 888 7th Avenue and 770 Broadway and (v) $4,177,000 of interest savings from the repayment of the Bowen Building loan.

Net Gain on Extinguishment of Skyline Properties Debt

In the year ended December 31, 2016, upon the final disposition of the Skyline properties, all assets (approximately $236,535,000) and liabilities (approximately $724,412,000), were removed from our consolidated balance sheet which resulted in a net gain of $487,877,000.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

The net gain of $175,735,000 in the year ended December 31, 2016, consists primarily of a $159,511,000 net gain on sale of our 47% ownership interest in 7 West 34th Street and a $15,302,000 net gain on sale of our 20% ownership interest in Fairfax Square.  The net gain of $251,821,000 in the prior year, consists of a $142,693,000 net gain on sale of 20 Broad Street, a $102,404,000 net gain on sale of 1750 Pennsylvania Avenue and $6,724,000 from the sale of residential condominiums.

Income Tax (Expense) Benefit

In the year ended December 31, 2016, we had an income tax expense of $8,312,000, compared to a benefit of $84,695,000 in the prior year, an increase in expense of $93,007,000.  This increase in expense resulted primarily from the prior year reversal of $90,030,000 of valuation allowances against certain of our deferred tax assets, as we concluded that it was more-likely-than-not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

Income from Discontinued Operations

We have reclassified the revenues and expenses of our strip shopping center and mall business which was spun off to UE on January 15, 2015 and other related retail assets that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the years ended December 31, 2016 and 2015.

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015
Total revenues	$3,998	$27,831
Total expenses	1,435	17,651
	2,563	10,180
Net gains on sale of real estate and a lease position	5,074	65,396
Impairment losses	(465)	(256)
UE spin-off transaction related costs	-	(22,972)
Pretax income from discontinued operations	7,172	52,348
Income tax expense	-	(86)
Income from discontinued operations	$7,172	$52,262

Results of Operations – Year Ended December 31, 2016 Compared to December 31, 2015 - continued

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $21,351,000 in the year ended December 31, 2016, compared to $55,765,000 in the prior year, a decrease of $34,414,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $53,654,000 in the year ended December 31, 2016, compared to $43,231,000 in the prior year, an increase of $10,423,000.  This increase resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends of Vornado Realty Trust

Preferred share dividends were $75,903,000 in the year ended December 31, 2016, compared to $80,578,000 in the prior year, a decrease of $4,675,000.  This decrease resulted primarily from the redemption of the 6.875% Series J cumulative redeemable preferred shares on September 1, 2016.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $76,097,000 in the year ended December 31, 2016, compared to $80,736,000 in the prior year, a decrease of $4,639,000.  This decrease resulted primarily from the redemption of the 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Preferred Share Issuance Costs

In the year ended December 31, 2016, we recognized a $7,408,000 expense in connection with the write-off of issuance costs upon redeeming all of the outstanding 6.875% Series J cumulative redeemable preferred shares on September 1, 2016.

Results of Operations – Year Ended December 31, 2016 Compared to December 31, 2015 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store EBITDA on a cash basis (which excludes income from the straight-lining of rents, amortization of acquired below-market leases, net of above-market leases and other non-cash adjustments).  We present these non-GAAP financial measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the year ended December 31, 2016, compared to the year ended December 31, 2015.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the year ended December 31, 2016	$1,268,696		$655,109
Add-back:
Non-property level overhead expenses included above	35,864		29,729
Less EBITDA from:
Acquisitions	(24,809)		-
Dispositions, including net gains on sale	(159,498)		(525,223)
Properties taken out-of-service for redevelopment	(26,816)		(3,118)
Other non-operating expenses	6,568		159,860
Same store EBITDA for the year ended December 31, 2016	$1,100,005		$316,357

EBITDA for the year ended December 31, 2015	$1,250,819		$426,175
Add-back:
Non-property level overhead expenses included above	35,026		26,051
Less EBITDA from:
Acquisitions	(2,840)		-
Dispositions, including net gains on sale	(173,843)		(135,929)
Properties taken out-of-service for redevelopment	(21,171)		(2,851)
Other non-operating income	(52,762)		(5,746)
Same store EBITDA for the year ended December 31, 2015	$1,035,229		$307,700

Increase in same store EBITDA -
Year ended December 31, 2016 vs. December 31, 2015	$64,776	(1)	$8,657	(3)

% increase in same store EBITDA	6.3%	(2)	2.8%

(1)

The $64,776 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $43,187 and $33,360, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $13,037.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage, partially offset by lower management and leasing fees and higher operating expenses, net of reimbursements.

(2)	Excluding Hotel Pennsylvania, same store EBITDA increased by 7.7%.
(3)

The $8,657 increase in Washington, DC same store EBITDA resulted primarily from higher rental revenue of $8,542, higher management and leasing fees of $2,023, partially offset by higher net operating expenses of $2,351.

Results of Operations – Year Ended December 31, 2016 Compared to December 31, 2015 - continued

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the year ended December 31, 2016	$1,100,005		$316,357
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(170,920)		(19,446)
Cash basis same store EBITDA for the year ended December 31, 2016	$929,085		$296,911

Same store EBITDA for the year ended December 31, 2015	$1,035,229		$307,700
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(179,403)		(21,641)
Cash basis same store EBITDA for the year ended December 31, 2015	$855,826		$286,059

Increase in cash basis same store EBITDA -
Year ended December 31, 2016 vs. December 31, 2015	$73,259		$10,852

% increase in cash basis same store EBITDA	8.6%	(1)	3.8%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 10.3% on a cash basis.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014

Revenues

Our revenues, which consist of property rentals (including hotel and trade show revenues), tenant expense reimbursements, and fee and other income, were $2,502,267,000 in the year ended December 31, 2015, compared to $2,312,512,000 in the year ended December 31, 2014, an increase of $189,755,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York		Washington, DC	Other
Property rentals:
Acquisitions, dispositions and other	$57,430	$62,316	(1)	$(4,886)	$-
Development and redevelopment	55,559	52,547	(2)	142	2,870
Hotel Pennsylvania	(6,501)	(6,501)		-	-
Trade shows	2,195	-		-	2,195
Same store operations	56,416	46,024		2,616	7,776
	165,099	154,386		(2,128)	12,841

Tenant expense reimbursements:
Acquisitions, dispositions and other	4,521	5,098	(1)	(577)	-
Development and redevelopment	2,863	2,904	(2)	(41)	-
Same store operations	7,773	4,046		57	3,670
	15,157	12,048		(561)	3,670

Fee and other income:
BMS cleaning fees	(3,545)	(4,271)		-	726
Management and leasing fees	(3,089)	(2,509)		(480)	(100)
Lease termination fees	10,307	12,207		(1,900)	-
Other income	5,826	3,219		730	1,877
	9,499	8,646		(1,650)	2,503

Total increase (decrease) in revenues	$189,755	$175,080		$(4,339)	$19,014

(1)	Includes the acquisitions of 33-00 Northern Boulevard (Center Building), 260 Eleventh Avenue, 697-703 Fifth Avenue (St. Regis - retail) and 150 West 34th Street.
(2)	Primarily 330 West 34th Street, 7 West 34th Street and 1535 Broadway (Marriott Marquis - retail and signage).

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Expenses

Our expenses, which consist primarily of operating (including hotel and trade show expenses), depreciation and amortization and general and administrative expenses, were $1,742,019,000 in the year ended December 31, 2015, compared to $1,622,619,000 in the year ended December 31, 2014, an increase of $119,400,000.  Below are the details of the increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total	New York		Washington, DC	Other
Operating:
Acquisitions, dispositions and other	$9,518	$11,729	(1)	$(2,211)	$-
Development and redevelopment	19,761	14,289	(2)	1,449	4,023
Non-reimbursable expenses, including
bad-debt reserves	(3,397)	(3,026)		(538)	167
Hotel Pennsylvania	915	915		-	-
Trade shows	249	-		-	249
BMS expenses	(2,963)	(4,229)		-	1,266
Same store operations	33,555	22,718		2,061	8,776
	57,638	42,396		761	14,481

Depreciation and amortization:
Acquisitions, dispositions and other	34,960	34,816	(1)	144	-
Development and redevelopment	17,014	(6,120)	(2)	30,599	(7,465)
Same store operations	9,675	7,910		2,686	(921)
	61,649	36,606		33,429	(8,386)

General and administrative:
Mark-to-market of deferred compensation
plan liability	(11,446)	-		-	(11,446)	(3)
Same store operations	17,483	6,547	(4)	(1,288)	12,224	(5)
	6,037	6,547		(1,288)	778

Acquisition and transaction related costs	(5,924)	-		-	(5,924)

Total increase in expenses	$119,400	$85,549		$32,902	$949

(1)	Includes the acquisitions of 33-00 Northern Boulevard (Center Building), 260 Eleventh Avenue, 697-703 Fifth Avenue (St. Regis - retail) and 150 West 34th Street.
(2)	Primarily 330 West 34th Street, 7 West 34th Street and 1535 Broadway (Marriott Marquis - retail and signage).
(3)

This decrease in expense is entirely offset by a corresponding decrease in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(4)

Results primarily from (i) the acceleration of the recognition of compensation expense of $1,555 related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they fully vest at age 65, and (ii) higher payroll and related costs.

(5)

Results primarily from (i) the acceleration of the recognition of compensation expense of $6,217 related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they fully vest at age 65, (ii) higher payroll and related costs of $2,900 and (iii) higher professional fees and other of $2,400.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014
Net investment income	$16,329	$12,895
Net realized gain on exited investments	26,036	126,653
Previously recorded unrealized gain on exited investment	(23,279)	(50,316)
Net unrealized gain on held investments	54,995	73,802
Income from real estate fund investments	74,081	163,034
Less income attributable to noncontrolling interests in consolidated subsidiaries	(40,117)	(92,728)
Income from real estate fund investments attributable to the Operating Partnership	33,964	70,306
Less income attributable to noncontrolling interests in the Operating Partnership	(2,011)	(4,047)
Income from real estate fund investments attributable to Vornado(1)	$31,953	$66,259

(1)

Excludes $2,939, and $2,562 of management and leasing fees in the years ended December 31, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Loss from Partially Owned Entities

Summarized below are the components of loss from partially owned entities for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	Percentage
	Ownership at	For the Year Ended December 31,
	December 31, 2015	2015	2014
Equity in Net (Loss) Income:
Alexander's	32.4%	$31,078	$30,009
Partially owned office buildings(1)	Various	(24,571)	(6,138)
India real estate ventures(2)	4.1%-36.5%	(18,746)	(8,309)
PREIT	8.0%	(7,450)	-
UE	5.4%	4,394	-
Toys(3)	32.5%	2,500	(73,556)
Other investments(4)	Various	165	(1,867)
		$(12,630)	$(59,861)

(1)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 85 Tenth Avenue, 512 West 22nd Street and others.  In 2015, we recognized net losses of $39,600 from our 666 Fifth Avenue (Office) joint venture as a result of our share of depreciation expense.  Also in 2015, we recognized our $12,800 share of a write-off of a below-market lease liability related to a tenant vacating at 650 Madison Avenue.  In 2014, we recognized our $14,500 share of accelerated depreciation from our West 57th Street joint ventures in connection with the change in estimated useful life of those properties.

(2)		Includes non-cash impairment losses of $14,806 and $5,771, respectively.
(3)

For the year ended December 31, 2015, we recognized net income of $2,500 from our investment in Toys, representing management fees earned and received, compared to a net loss of $73,556 for the year ended December 31, 2014, which was primarily due to a $75,196 non-cash impairment loss.

(4)

Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street and others. In 2014, we recognized a $10,263 non-cash charge comprised of a $5,959 impairment loss and a $4,304 loan loss reserve on our equity and debt investments in Suffolk Downs.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Interest and Other Investment Income, net

Interest and other investment income, net, was $26,978,000 in the year ended December 31, 2015, compared to $38,752,000 in the year ended December 31, 2014, a decrease of $11,774,000.  This decrease resulted primarily from a decrease in the value of investments in our deferred compensation plan (offset by a corresponding increase in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $378,025,000 in the year ended December 31, 2015, compared to $412,755,000 in the year ended December 31, 2014, a decrease of $34,730,000.  This decrease was primarily due to (i) $26,652,000 of interest savings from the redemption of the $445,000,000 principal amount of the outstanding 7.875% senior unsecured notes during the fourth quarter of 2014, (ii) $21,375,000 of interest savings from the redemption of the $500,000,000 principal amount of the outstanding 4.25% senior unsecured notes on January 1, 2015, partially offset by (iii) $5,297,000 of interest expense from the issuance of $450,000,000 of 2.50% senior unsecured notes in June 2014, (iv) $5,182,000 of interest expense from the current year’s financings of 150 West 34th Street and the Center Building, and (v) $3,481,000 of lower capitalized interest.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

The net gain of $251,821,000 in year ended December 31, 2015, consists of a $142,693,000 net gain on sale of 20 Broad Street, a $102,404,000 net gain on sale of 1750 Pennsylvania Avenue and $6,724,000 from the sale of residential condominiums.  The net gain of $13,568,000 in the year ended December 31, 2014 is from the sale of residential condominiums and a land parcel.

Income Tax Benefit (Expense)

In the year ended December 31, 2015, we had an income tax benefit of $84,695,000, compared to an expense of $9,281,000 in the year ended December 31, 2014, a decrease in expense of $93,976,000.  This decrease in expense resulted primarily from the reversal of the valuation allowances against certain of our deferred tax assets, as we concluded that it was more-likely than not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the years ended December 31, 2015 and 2014.

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014
Total revenues	$27,831	$395,786
Total expenses	17,651	274,107
	10,180	121,679
Net gains on sales of real estate	65,396	507,192
UE spin-off transaction related costs	(22,972)	(14,956)
Impairment losses	(256)	(26,518)
Pretax income from discontinued operations	52,348	587,397
Income tax expense	(86)	(1,721)
Income from discontinued operations	$52,262	$585,676

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $55,765,000 in the year ended December 31, 2015, compared to $96,561,000 in the year ended December 31, 2014, a decrease of $40,796,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $43,231,000 in the year ended December 31, 2015, compared to $47,613,000 in the year ended December 31, 2014, a decrease of $4,382,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Share Dividends of Vornado Realty Trust

Preferred share dividends were $80,578,000 in the year ended December 31, 2015, compared to $81,464,000 in the year ended December 31, 2014, a decrease of $886,000.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $80,736,000 in the year ended December 31, 2015, compared to $81,514,000 in the year ended December 31, 2014, a decrease of $778,000.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Same Store EBITDA

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the year ended December 31, 2015, compared to the year ended December 31, 2014.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the year ended December 31, 2015	$1,250,819		$426,175
Add-back:
Non-property level overhead expenses included above	35,026		26,051
Less EBITDA from:
Acquisitions	(61,369)		-
Dispositions, including net gains on sale	(169,362)		(135,930)
Properties taken out-of-service for redevelopment	(71,705)		2,271
Other non-operating income	(17,692)		(5,746)
Same store EBITDA for the year ended December 31, 2015	$965,717		$312,821

EBITDA for the year ended December 31, 2014	$1,439,189		$331,101
Add-back:
Non-property level overhead expenses included above	28,479		27,339
Less EBITDA from:
Acquisitions	(4,141)		-
Dispositions, including net gains on sale	(476,465)		(40,478)
Properties taken out-of-service for redevelopment	(26,832)		621
Other non-operating income	(8,815)		(5,446)
Same store EBITDA for the year ended December 31, 2014	$951,415		$313,137

Increase (decrease) in same store EBITDA -
Year ended December 31, 2015 vs. December 31, 2014	$14,302	(1)	$(316)	(3)

% increase (decrease) in same store EBITDA	1.5%	(2)	(0.1%)

(1)

The $14,302 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $13,688 and $6,519, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $7,709.  The Office and Retail EBITDA increases resulted primarily from higher rents, including signage, partially offset by lower management and leasing fees and higher net operating expenses.

(2)	Excluding Hotel Pennsylvania, same store EBITDA increased by 2.4%.
(3)

The $316 decrease in Washington, DC same store EBITDA resulted primarily from higher net operating expenses of $2,629 and lower fee and other income of $715, partially offset by higher rental revenue of $3,162.

Results of Operations – Year Ended December 31, 2015 Compared to December 31, 2014 - continued

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the year ended December 31, 2015	$965,717		$312,821
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(131,561)		(19,726)
Cash basis same store EBITDA for the year ended December 31, 2015	$834,156		$293,095

Same store EBITDA for the year ended December 31, 2014	$951,415		$313,137
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(119,842)		(6,358)
Cash basis same store EBITDA for the year ended December 31, 2014	$831,573		$306,779

Increase (decrease) in cash basis same store EBITDA -
Year ended December 31, 2015 vs. December 31, 2014	$2,583		$(13,684)

% increase (decrease) in cash basis same store EBITDA	0.3%	(1)	(4.5%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.3% on a cash basis.

Supplemental Information

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2016 and 2015

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended December 31, 2016.

(Amounts in thousands)	For the Three Months Ended December 31, 2016
	Total	New York		Washington, DC		Other
Total revenues	$638,260	$443,910		$128,191		$66,159
Total expenses	463,156	275,168		92,436		95,552
Operating income (loss)	175,104	168,742		35,755		(29,393)
Income (loss) from partially owned entities	164,860	2,764		(1,097)		163,193
Loss from real estate fund investments	(52,352)	-		-		(52,352)
Interest and other investment income (loss), net	9,284	1,409		(143)		8,018
Interest and debt expense	(98,244)	(54,492)		(18,038)		(25,714)
Net gain on extinguishment of Skyline properties debt	487,877	-		487,877		-
Net gain on disposition of wholly owned and partially owned
owned assets	15,510	-		15,302		208
Income before income taxes	702,039	118,423		519,656		63,960
Income tax benefit (expense)	1,493	(1,377)		(199)		3,069
Income from continuing operations	703,532	117,046		519,457		67,029
Income from discontinued operations	1,012	-		-		1,012
Net income	704,544	117,046		519,457		68,041
Less net loss (income) attributable to noncontrolling interests
in consolidated subsidiaries	5,010	(3,747)		-		8,757
Net income attributable to the Operating Partnership	709,554	113,299		519,457		76,798
Interest and debt expense(2)	130,464	71,880		19,934		38,650
Depreciation and amortization(2)	173,071	104,513		41,007		27,551
Income tax (benefit) expense(2)	(1,229)	1,487		199		(2,915)
EBITDA(1)	$1,011,860	$291,179	(3)	$580,597	(4)	$140,084	(5)

_________________________

See notes on pages 74 and 75.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2016 and 2015 – continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended December 31, 2015.

(Amounts in thousands)	For the Three Months Ended December 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$651,581	$452,717		$131,284		$67,580
Total expenses	443,878	265,152		97,149		81,577
Operating income (loss)	207,703	187,565		34,135		(13,997)
Loss from partially owned entities	(3,921)	(868)		(1,713)		(1,340)
Income from real estate fund investments	21,959	-		-		21,959
Interest and other investment income (loss), net	7,360	2,080		(322)		5,602
Interest and debt expense	(98,915)	(51,274)		(16,504)		(31,137)
Net gain on disposition of wholly owned and partially
owned assets	146,924	142,693		-		4,231
Income (loss) before income taxes	281,110	280,196		15,596		(14,682)
Income tax benefit (expense)	450	(1,194)		(238)		1,882
Income (loss) from continuing operations	281,560	279,002		15,358		(12,800)
Income from discontinued operations	1,984	-		-		1,984
Net income (loss)	283,544	279,002		15,358		(10,816)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(17,395)	(6,382)		-		(11,013)
Net income (loss) attributable to the Operating Partnership	266,149	272,620		15,358		(21,829)
Interest and debt expense(2)	121,118	64,347		19,574		37,197
Depreciation and amortization(2)	170,733	105,131		42,601		23,001
Income tax (benefit) expense(2)	(30)	1,398		246		(1,674)
EBITDA(1)	$557,970	$443,496	(3)	$77,779	(4)	$36,695	(5)

_________________________

See notes on the following pages.

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2016 and 2015 - continued

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

Our 7.5% interest in Fashion Centre Mall/Washington Tower will not be included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended December 31,
		2016	2015
	Office	$170,469	$323,765
	Retail	97,528	93,319
	Residential	6,160	6,011
	Alexander's	11,302	11,708
	Hotel Pennsylvania	5,720	8,693
	Total New York EBITDA	291,179	443,496
	Certain items that impact EBITDA:
	Net gains on sale of 20 Broad Street	-	(142,693)
	EBITDA from discontinued operations and sold properties	-	(18,734)
	Certain items that impact EBITDA	-	(161,427)
	Total New York EBITDA, as adjusted	$291,179	$282,069

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended December 31,
		2016	2015
	Office, excluding the Skyline properties	$74,242	$61,661
	Skyline properties	492,964	5,712
	Total Office	567,206	67,373
	Residential	13,391	10,406
	Total Washington, DC EBITDA	580,597	77,779
	Certain items that impact EBITDA:
	Net gain on extinguishment of Skyline properties debt	(487,877)	-
	Net gains on sale of Fairfax Square	(15,302)	-
	EBITDA from discontinued operations and sold properties	(5,333)	(6,110)
	Other	-	405
	Certain items that impact EBITDA	(508,512)	(5,705)
	Total Washington, DC EBITDA, as adjusted	$72,085	$72,074

Supplemental Information – continued

Net Income and EBITDA by Segment for the Three Months Ended December 31, 2016 and 2015 - continued

Notes to preceding tabular information:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended December 31,
		2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized (loss) gain	$2,298	$1,732
	Net realized/unrealized (loss) gain	(19,603)	5,115
	Carried interest	(17,399)	4,448
	Total (loss) income from real estate fund investments	(34,704)	11,295
	theMART (including trade shows)	21,156	16,930
	555 California Street	10,690	11,738
	India real estate ventures	1,100	1,704
	Our share of Toys	500	500
	Other investments	29,238	13,466
		27,980	55,633
	Corporate general and administrative expenses(a)	(24,230)	(24,373)
	Investment income and other, net(a)	3,184	5,110
	Income from the repayment of our investments in 85 Tenth Avenue loans and preferred equity	160,843	-
	Acquisition and transaction related costs	(14,743)	(4,951)
	Our share of impairment losses on India real estate ventures	(13,962)	-
	Discontinued operations	1,012	2,001
	Net gain on sale of real estate	-	4,231
	Impairment loss on loan loss reserve on investment in Suffolk Downs	-	(956)
	Total Other	$140,084	$36,695

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $2,588 and $438 income for the three months ended December 31, 2016 and 2015, respectively.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses, and operations of sold properties.

	For the Three Months Ended December 31,
	2016	2015
Region:
New York City metropolitan area	74%	74%
Washington, DC/Northern Virginia area	18%	19%
Chicago, IL	5%	4%
San Francisco, CA	3%	3%
	100%	100%

Supplemental Information – continued

Three Months Ended December 31, 2016 Compared to December 31, 2015

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store EBITDA on a cash basis (which excludes income from the straight-lining of rents, amortization of acquired below-market leases, net of above-market leases and other non-cash adjustments).  We present these non-GAAP financial measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the three months ended December 31, 2016, compared to the three months ended December 31, 2015.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended December 31, 2016	$291,179		$580,597
Add-back:
Non-property level overhead expenses included above	8,307		7,612
Less EBITDA from:
Acquisitions	(2,159)		-
Dispositions, including net gains on sale	(106)		(508,494)
Properties taken out-of-service for redevelopment	(6,871)		(1,530)
Other non-operating (income) expenses	(212)		23
Same store EBITDA for the three months ended December 31, 2016	$290,138		$78,208

EBITDA for the three months ended December 31, 2015	$443,496		$77,779
Add-back:
Non-property level overhead expenses included above	6,788		7,553
Less EBITDA from:
Acquisitions	(239)		-
Dispositions, including net gains on sale	(161,312)		(6,039)
Properties taken out-of-service for redevelopment	(5,041)		(415)
Other non-operating income	(14,560)		(2,451)
Same store EBITDA for the three months ended December 31, 2015	$269,132		$76,427

Increase in GAAP basis same store EBITDA -
Three months ended December 31, 2016 vs. December 31, 2015	$21,006		$1,781

% increase in same store EBITDA	7.8%	(1)	2.3%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 9.2%.

Supplemental Information – continued

Three Months Ended December 31, 2016 Compared to December 31, 2015 - continued

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended December 31, 2016	$290,138		$78,208
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(35,746)		(4,235)
Cash basis same store EBITDA for the three months ended
December 31, 2016	$254,392		$73,973

Same store EBITDA for the three months ended December 31, 2015	$269,132		$76,427
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(52,852)		(5,546)
Cash basis same store EBITDA for the three months ended
December 31, 2015	$216,280		$70,881

Increase in cash basis same store EBITDA -
Three months ended December 31, 2016 vs. December 31, 2015	$38,112		$3,092

% increase in cash basis same store EBITDA	17.6%	(1)	4.4%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 19.8% on a cash basis.

Supplemental Information – continued

Three Months Ended December 31, 2016 Compared to September 30, 2016

Below is the reconciliation of Net Income to EBITDA for the three months ended September 30, 2016.

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado for the three months ended September 30, 2016	$96,403	$24,107
Interest and debt expense	66,314	20,565
Depreciation and amortization	111,731	36,637
Income tax expense	2,445	310
EBITDA for the three months ended September 30, 2016	$276,893	$81,619

Below is the reconciliation of EBITDA to same store EBITDA for each of our segments for the three months ended December 31, 2016, compared to the three months ended September 30, 2016.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended December 31, 2016	$291,179		$580,597
Add-back:
Non-property level overhead expenses included above	8,307		7,612
Less EBITDA from:
Acquisitions	-		-
Dispositions, including net gains on sale	(106)		(508,494)
Properties taken out-of-service for redevelopment	(7,583)		(1,530)
Other non-operating (income) expenses	(282)		23
Same store EBITDA for the three months ended December 31, 2016	$291,515		$78,208

EBITDA for the three months ended September 30, 2016	$276,893		$81,619
Add-back:
Non-property level overhead expenses included above	9,783		6,858
Less EBITDA from:
Acquisitions	-		-
Dispositions, including net gains on sale	(51)		(5,085)
Properties taken out-of-service for redevelopment	(7,966)		(1,581)
Other non-operating expenses (income)	1,286		(563)
Same store EBITDA for the three months ended September 30, 2016	$279,945		$81,248

Increase (decrease) in same store EBITDA -
Three months ended December 31, 2016 vs. September 30, 2016	$11,570		$(3,040)

% increase (decrease) in same store EBITDA	4.1%	(1)	(3.7%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 3.6%.

Supplemental Information – continued

Three Months Ended December 31, 2016 Compared to September 30, 2016 - continued

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended December 31, 2016	$291,515		$78,208
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(36,201)		(4,235)
Cash basis same store EBITDA for the three months ended
December 31, 2016	$255,314		$73,973

Same store EBITDA for the three months ended September 30, 2016	$279,945		$81,248
Less: Adjustments for straight line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(43,938)		(5,505)
Cash basis same store EBITDA for the three months ended
September 30, 2016	$236,007		$75,743

Increase (decrease) in cash basis same store EBITDA -
Three months ended December 31, 2016 vs. September 30, 2016	$19,307		$(1,770)

% increase (decrease) in cash basis same store EBITDA	8.2%	(1)	(2.3%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 7.6% on a cash basis.

Related Party Transactions

Alexander’s, Inc.

We own 32.4% of Alexander’s. Steven Roth, the Chairman of Vornado’s Board of Trustees and its Chief Executive Officer is also the Chairman of the Board and Chief Executive Officer of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 5 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

Urban Edge Properties

We own 5.4% of UE.  During 2015, we provided transition services to UE, primarily for information technology, human resources, tax and financial planning.  In 2016, we continue to provide UE transition services for information technology and human resources.  UE is providing us with leasing, development and property management services for certain of our retail properties including the retail assets of Alexander’s.  Fees to UE for servicing the retail assets of Alexander’s are similar to the fees that we are receiving from Alexander’s as described in Note 5 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other general partners. As of December 31, 2016, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.   We earned $521,000, $541,000, and $535,000 of management fees under the agreement for the years ended December 31, 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs.    Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loan and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity securities; and asset sales.

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

We may from time to time purchase or retire outstanding preferred shares and debt securities.  Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividends

On January 18, 2017, Vornado declared a quarterly common dividend of $0.71 per share (an indicated annual rate of $2.84 per common share).  This dividend, if continued for all of 2017, would require Vornado to pay out approximately $537,000,000 of cash for common share dividends.  In addition, during 2017, Vornado expects to pay approximately $65,000,000 of cash dividends on outstanding preferred shares and approximately $35,000,000 of cash distributions to unitholders of the Operating Partnership.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations

We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.”  We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB.  Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.  As of December 31, 2016, we are in compliance with all of the financial covenants required by our senior unsecured notes and our unsecured revolving credit facilities.

As of December 31, 2016, we had $1,501,027,000 of cash and cash equivalents and $2,364,523,000 of borrowing capacity under our unsecured revolving credit facilities, net of outstanding borrowings and letters of credit of $115,630,000 and $19,847,000, respectively.  A summary of our consolidated debt as of December 31, 2016 and 2015 is presented below.

(Amounts in thousands)	2016		2015
		Weighted		Weighted
	December 31,	Average	December 31,	Average
Consolidated debt:	Balance	Interest Rate	Balance	Interest Rate
Variable rate	$3,765,054	2.40%	$3,995,704	2.00%
Fixed rate	6,949,873	3.82%	7,206,634	4.21%
Total	10,714,927	3.32%	11,202,338	3.42%
Deferred financing costs, net and other	(103,242)		(111,328)
Total, net	$10,611,685		$11,091,010

During 2017 and 2018, $118,585,000 and $209,208,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facilities.  We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Below is a schedule of our contractual obligations and commitments at December 31, 2016.

(Amounts in thousands)		Less than
Contractual cash obligations (principal and interest(1)):	Total	1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$10,829,548	$476,269	$2,357,201	$5,446,252	$2,549,826
Operating leases	1,791,440	34,871	71,222	73,352	1,611,995
Purchase obligations, primarily construction commitments	771,850	477,074	294,776	-	-
Unsecured revolving credit facilities	118,231	27	118,204	-	-
Senior unsecured notes due 2022	500,833	20,000	40,000	40,000	400,833
Senior unsecured notes due 2019	489,375	11,250	472,500	5,625	-
Capital lease obligations	372,379	12,508	25,016	25,016	309,839
Unsecured term loan	392,915	8,888	384,027	-	-
Total contractual cash obligations	$15,266,571	$1,040,887	$3,762,946	$5,590,245	$4,872,493

Commitments:
Capital commitments to partially owned entities	$173,311	$173,311	$-	$-	$-
Standby letters of credit	19,847	19,847	-	-	-
Total commitments	$193,158	$193,158	$-	$-	$-

(1)	Interest on variable rate debt is computed using rates in effect at December 31, 2016.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Details of 2016 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Details of 2015 financing activities are discussed below.

Secured Debt

On April 1, 2015, we completed a $308,000,000 refinancing of RiverHouse Apartments, a three building, 1,670 unit rental complex located in Arlington, VA.  The loan is interest only at LIBOR plus 1.28% and matures in 2025.  We realized net proceeds of approximately $43,000,000.  The property was previously encumbered by a 5.43%, $195,000,000 mortgage which was scheduled to mature in April 2015 and a $64,000,000 mortgage at LIBOR plus 1.53% which was scheduled to mature in 2018.

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

On December 11, 2015, we completed a $375,000,000 refinancing of 888 Seventh Avenue, a 882,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.60% which was swapped for the term of the loan to a fixed rate of 3.15% and matures in December 2020.  We realized net proceeds of approximately $49,000,000.

On December 21, 2015, we completed a $450,000,000 financing of the retail condominium of the St. Regis Hotel and the adjacent retail town house located on Fifth Avenue at 55th Street.  The loan matures in December 2020, with two one-year extension options.  The loan is interest only at LIBOR plus 1.80% for the first three years, LIBOR plus 1.90% for years four and five, and LIBOR plus 2.00% during the extension periods.  We own a 74.3% controlling interest in the joint venture which owns the property.

Senior Unsecured Notes

On January 1, 2015, we redeemed all of the $500,000,000 principal amount of our outstanding 4.25% senior unsecured notes, which were scheduled to mature on April 1, 2015, at a redemption price of 100% of the principal amount plus accrued interest through December 31, 2014.

Unsecured Term Loan

On October 30, 2015, we entered into an unsecured delayed-draw term loan facility in the maximum amount of $750,000,000.  The facility matures in October 2018 with two one-year extension options.  The interest rate is LIBOR plus 1.15% with a fee of 0.20% per annum on the unused portion.  At closing, we drew $187,500,000.  The facility provides that the maximum amount available is twice the amount outstanding on April 29, 2016, limited to $750,000,000, and all draws must be made by October 2017.  This facility, together with the $950,000,000 development loan mentioned above, provides the funding for our 220 Central Park South development.

Liquidity and Capital Resources – continued

Financing Activities and Contractual Obligations – continued

Acquisitions and Investments

On January 20, 2015, we co-invested with the Vornado Capital Partners Real Estate Fund (“Fund”) and one of the Fund’s limited partners to buy out the Fund’s joint venture partner’s 57.1% interest in the Crowne Plaza Times Square Hotel.  The purchase price for the 57.1% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% and maturing in December 2018 with a one-year extension option.  Our aggregate ownership interest in the property increased to 33% from 11%.

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

On July 31, 2015, we acquired 260 Eleventh Avenue, a 235,000 square foot office property leased to the City of New York through 2021 with two five-year renewal options, a 10,000 square foot parking lot and additional air rights.  The transaction is structured as a 99-year ground lease with an option to purchase the land for $110,000,000.  The $3,900,000 annual ground rent and the purchase option price escalate annually at the lesser of 1.5% or CPI.  The buildings were purchased for 813,900 newly issued Operating Partnership units valued at approximately $80,000,000.

On September 25, 2015, we acquired 265 West 34th Street, a 1,700 square foot retail property and 15,200 square feet of additional zoning air rights, for approximately $28,500,000.

Certain Future Cash Requirements

Capital Expenditures

The following table summarizes anticipated 2017 capital expenditures.

(Amounts in millions, except square foot data)	Total	New York	Washington, DC	Other(1)
Expenditures to maintain assets	$168.8	$99.0	$29.0	$40.8
Tenant improvements	121.0	53.0	50.0	18.0
Leasing commissions	38.1	22.0	13.0	3.1
Total capital expenditures and leasing commissions	$327.9	$174.0	$92.0	$61.9

Square feet budgeted to be leased (in thousands)		1,000	1,217
Weighted average lease term (years)		10	8
Tenant improvements and leasing commissions:
Per square foot		$75.00	$51.35
Per square foot per annum		$7.50	$6.50

(1)	Primarily theMART and 555 California Street.

The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures

We are constructing a residential condominium tower containing 397,000 salable square feet on our 220 Central Park South development site. The incremental development cost of this project is estimated to be approximately $1.3 billion, of which $609,420,000 has been expended as of December 31, 2016.

We are developing a 173,000 square foot Class-A office building at 512 West 22nd Street, along the western edge of the High Line in the West Chelsea submarket of Manhattan (55.0% owned).  The incremental development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of December 31, 2016, $30,143,000 has been expended, of which our share is $16,579,000.

We are developing a 170,000 square foot office and retail building at 61 Ninth Avenue, located on the southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  In February 2016, the venture purchased an adjacent five story loft building and air rights in exchange for a 10% common and preferred equity interest in the venture valued at $19,400,000, which reduced our ownership interest to 45.1% from 50.1%.  On December 21, 2016, the venture obtained a $90,000,000 construction loan. The loan matures in December 2020 with two six-month extension options. The interest rate is LIBOR plus 3.05%. As of December 31, 2016, there was nothing drawn on this loan. The incremental development cost of this project is estimated to be approximately $150,000,000, of which our share is $68,000,000.  As of December 31, 2016, $38,499,000 has been expended, of which our share is $17,363,000.

We are developing a 34,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% owned).   At closing, the joint venture obtained a $65,000,000 construction loan, of which approximately $25,800,000 was outstanding as of December 31, 2016. The loan, which bears interest at LIBOR plus 3.00% (3.66% at December 31, 2016), matures in May 2019 with two one-year extension options. The venture’s incremental development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of December 31, 2016, $20,833,000 has been expended, of which our share is $10,417,000.

We are in the process of demolishing two adjacent Washington, DC office properties, 1726 M Street and 1150 17th Street, and will replace them in the future with a new 335,000 square foot Class A office building, to be addressed 1700 M Street.  The incremental development cost of the project is estimated to be approximately $170,000,000, of which $10,500,000 has been expended as of December 31, 2016.

In September 2016, a joint venture between the Related Companies and Vornado was designated by New York State to redevelop the historic Farley Post Office building. The building will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of office space and ancillary train hall retail.  The joint venture will enter into a 99-year, triple-net lease and make a $230,000,000 contribution towards the construction of the train hall.  Total costs for the redevelopment of the office and retail space are yet to be determined.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn Plaza District.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,622,000 ($1,976,000 for 2017) and 16% (17% for 2017) of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2016, the aggregate dollar amount of these guarantees and master leases is approximately $737,000,000.

As of December 31, 2016, $19,847,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of December 31, 2016, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $173,000,000, which includes our share of the commitments of the Farley Post Office redevelopment joint venture.

As of December 31, 2016, we have construction commitments aggregating $653,940,000.

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2016

Our cash and cash equivalents were $1,501,027,000 at December 31, 2016, a $334,680,000 decrease from the balance at December 31, 2015.  Our consolidated outstanding debt, net was $10,611,685,000 at December 31, 2016, a $479,325,000 decrease from the balance at December 31, 2015.  As of December 31, 2016 and December 31, 2015, $115,630,000 and $550,000,000, respectively, was outstanding under our revolving credit facilities.  During 2017 and 2018, $118,585,000 and $209,208,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Net Cash Provided by Operating Activities

Cash flows provided by operating activities of $1,000,667,000 was comprised of (i) net income of $981,922,000, (ii) distributions of income from partially owned entities of $217,468,000, (iii) return of capital from real estate fund investments of $71,888,000, partially offset by (iv) $197,568,000 of non-cash adjustments, which include depreciation and amortization expense, net gain on extinguishment of Skyline properties debt, net gain on the disposition of wholly owned and partially owned assets, equity in net income from partially owned entities, real estate impairment losses, the effect of straight-lining of rental income, amortization of below-market leases, net realized and unrealized loss on real estate fund investments and net gains on sale of real estate and other, and (v) the net change in operating assets and liabilities of $73,043,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $889,193,000 was primarily comprised of (i) $606,565,000 of development costs and construction in progress, (ii) $387,545,000 of additions to real estate, (iii) $127,608,000 of investments in partially owned entities, (iv) $61,464,000 of acquisitions of real estate and other, (v) $42,000,000 due to the net deconsolidation of 7 West 34th Street, (vi) $11,700,000 of investments in loans receivable and other, and (vii) $4,379,000 in purchases of marketable securities, partially offset by (viii) $193,967,000 of capital distributions from partially owned entities, (ix) $153,534,000 of proceeds from sales of real estate and related investments, (x) $3,937,000 of proceeds from the sale of marketable securities, and (xi) $585,000 of changes in restricted cash.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $446,154,000 was comprised of (i) $1,894,990,000 for the repayments of borrowings, (ii) $475,961,000 of dividends paid on common shares, (iii) $246,250,000 for the redemption of preferred shares, (iv) $130,590,000 of distributions to noncontrolling interests, (v) $80,137,000 of dividends paid on preferred shares, (vi) $42,157,000 of debt issuance and other costs, and (vii) $186,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other, partially offset by (viii) $2,403,898,000 of proceeds from borrowings, (ix) $11,950,000 of contributions from noncontrolling interests and (x) $8,269,000 of proceeds received from the exercise of employee share options.

Net cash used in financing activities of the Operating Partnership of $446,154,000 was comprised of (i) $1,894,990,000 for the repayments of borrowings, (ii) $475,961,000 of distributions to Vornado, (iii) $246,250,000 for the redemption of preferred units, (iv) $130,590,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (v) $80,137,000 of distributions to preferred unitholders, (vi) $42,157,000 of debt issuance and other costs, and (vii) $186,000 for the repurchase of Class A units related to equity compensation agreements and related tax withholdings and other, partially offset by (viii) $2,403,898,000 of proceeds from borrowings, (ix) $11,950,000 of contributions from noncontrolling interests in consolidated subsidiaries and (x) $8,269,000 of proceeds received from the exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Year Ended December 31, 2016

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the year ended December 31, 2016.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$114,031	$67,239	$24,745		$22,047
Tenant improvements	86,630	63,995	12,712		9,923
Leasing commissions	38,938	32,475	4,067		2,396
Non-recurring capital expenditures	55,636	41,322	8,725		5,589
Total capital expenditures and leasing commissions (accrual basis)	295,235	205,031	50,249		39,955
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	268,101	159,144	71,935		37,022
Expenditures to be made in future periods for the current period	(117,910)	(100,151)	(16,357)		(1,402)
Total capital expenditures and leasing commissions (cash basis)	$445,426	$264,024	$105,827		$75,575

Tenant improvements and leasing commissions:
Per square foot per annum	$7.15	$7.98	$4.67	$	n/a
Percentage of initial rent	11.0%	9.7%	11.6%		n/a

Development and Redevelopment Expenditures for the Year Ended December 31, 2016

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

Below is a summary of development and redevelopment expenditures incurred in the year ended December 31, 2016. These expenditures include interest of $34,097,000, payroll of $12,516,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $46,995,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$303,974	$-	$-	$303,974
The Bartlett	67,580	-	67,580	-
640 Fifth Avenue	46,282	46,282	-	-
90 Park Avenue	33,308	33,308	-	-
theMART	24,788	-	-	24,788
2221 South Clark Street (residential conversion)	15,939	-	15,939	-
Penn Plaza	11,904	11,904	-	-
Wayne Towne Center	8,461	-	-	8,461
330 West 34th Street	5,492	5,492	-	-
Other	88,837	21,217	56,863	10,757
	$606,565	$118,203	$140,382	$347,980

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2015

Our cash and cash equivalents were $1,835,707,000 at December 31, 2015, a $637,230,000 increase over the balance at December 31, 2014.  Our consolidated outstanding debt, net was $11,091,010,000 at December 31, 2015, a $1,560,673,000 increase over the balance at December 31, 2014.

Net Cash Provided by Operating Activities

Cash flows provided by operating activities of $672,150,000 was comprised of (i) net income of $859,430,000, (ii) return of capital from real estate fund investments of $91,458,000, and (iii) distributions of income from partially owned entities of $65,018,000, partially offset by (iv) $81,654,000 of non-cash adjustments, which include depreciation and amortization expense, the reversal of allowance for deferred tax assets, the effect of straight-lining of rental income, equity in net loss from partially owned entities and net gains on sale of real estate and other, and (v) the net change in operating assets and liabilities of $262,102,000 (including $95,010,000 related to real estate fund investments).

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of Vornado Realty Trust of $643,826,000 was comprised of (i) $4,468,872,000 of proceeds from borrowings, (ii) $51,975,000 of contributions from noncontrolling interests, and (iii) $16,779,000 of proceeds received from exercise of employee share options, partially offset by (iv) $2,936,578,000 for the repayments of borrowings, (v) $474,751,000 of dividends paid on common shares, (vi) $225,000,000 of distributions in connection with the spin-off of UE, (vii) $102,866,000 of distributions to noncontrolling interests, (viii) $80,578,000 of dividends paid on preferred shares, (ix) $66,554,000 of debt issuance and other costs, and (x) $7,473,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other.

Net cash provided by financing activities of the Operating Partnership of $643,826,000 was comprised of (i) $4,468,872,000 of proceeds from borrowings, (ii) $51,975,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (iii) $16,779,000 of proceeds received from exercise of Vornado stock options, partially offset by (iv) $2,936,578,000 for the repayments of borrowings, (v) $474,751,000 of distributions to Vornado, (vi) $225,000,000 of distributions in connection with the spin-off of UE, (vii) $102,866,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (viii) $80,578,000 of distributions to preferred unitholders, (ix) $66,554,000 of debt issuance and other costs, and (x) $7,473,000 for the repurchase of Class A units related to stock compensation agreements and related tax withholdings and other.

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

Liquidity and Capital Resources – continued

Cash Flows for the Year Ended December 31, 2014

Our cash and cash equivalents were $1,198,477,000 at December 31, 2014, a $615,187,000 decrease over the balance at December 31, 2013.  Our consolidated outstanding debt was $9,530,337,000 at December 31, 2014, a $821,923,000 increase from the balance at December 31, 2013.

Net Cash Provided by Operating Activities

Cash flows provided by operating activities of $1,135,310,000 was comprised of (i) net income of $1,009,026,000, (ii) return of capital from real estate fund investments of $215,676,000, and (iii) distributions of income from partially owned entities of $96,286,000, partially offset by (iv) $89,536,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rental income, equity in net loss from partially owned entities and net gains on sale of real estate and other, and (v) the net change in operating assets and liabilities of $96,142,000, including $3,392,000 related to real estate fund investments.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of Vornado Realty Trust of $54,342,000 was comprised of (i) $2,428,285,000 of proceeds from borrowings, (ii) $30,295,000 of contributions from noncontrolling interests, and (iii) $19,245,000 of proceeds received from exercise of employee share options, partially offset by (iv) $1,312,258,000 for the repayments of borrowings, (v) $547,831,000 of dividends paid on common shares, (vi) $220,895,000 of distributions to noncontrolling interests, (vii) purchase of marketable securities in connection with the defeasance of mortgage payable of $198,884,000, (viii) $81,468,000 of dividends paid on preferred shares, (ix) $58,336,000 of debt issuance and other costs, and (x) $3,811,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other.

Net cash provided by financing activities of the Operating Partnership of $54,342,000 was comprised of (i) $2,428,285,000 of proceeds from borrowings, (ii) $30,295,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (iii) $19,245,000 of proceeds received from exercise of Vornado stock options, partially offset by (iv) $1,312,258,000 for the repayments of borrowings, (v) $547,831,000 of distributions to Vornado, (vi) $220,895,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (vii) purchase of marketable securities in connection with the defeasance of mortgage payable of $198,884,000, (viii) $81,468,000 of distributions to preferred unitholders, (ix) $58,336,000 of debt issuance and other costs, and (x) $3,811,000 for the repurchase of Class A units related to stock compensation agreements and related tax withholdings and other.

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

Funds From Operations (“FFO”)

Vornado Realty Trust

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

FFO attributable to common shareholders plus assumed conversions was $1,457,583,000, or $7.66 per diluted share for the year ended December 31, 2016, compared to $1,039,035,000, or $5.48 per diluted share for the year ended December 31, 2015. FFO attributable to common shareholders plus assumed conversions was $797,734,000, or $4.20 per diluted share for the three months ended December 31, 2016, compared to $259,528,000, or $1.37 per diluted share for the three months ended December 31, 2015.  Details of certain items that impact FFO are discussed in the financial results summary of our “Overview.”

(Amounts in thousands, except per share amounts)	For the Year Ended		For the Three Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Reconciliation of our net income to FFO:
Net income attributable to common shareholders	$823,606	$679,856	$651,181	$230,742
Per diluted share	$4.34	$3.59	$3.43	$1.22

FFO adjustments:
Depreciation and amortization of real property	$531,620	$514,085	$133,389	$131,910
Net gains on sale of real estate	(177,023)	(289,117)	(15,302)	(142,693)
Real estate impairment losses	160,700	256	-	-
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	154,795	143,960	37,160	37,275
Net gains on sale of real estate	(2,853)	(4,513)	(12)	-
Real estate impairment losses	6,328	16,758	792	4,141
	673,567	381,429	156,027	30,633
Noncontrolling interests' share of above adjustments	(41,267)	(22,342)	(9,495)	(1,869)
FFO adjustments, net	$632,300	$359,087	$146,532	$28,764

FFO attributable to common shareholders	$1,455,906	$1,038,943	$797,713	$259,506
Convertible preferred share dividends	86	92	21	22
Earnings allocated to Out-Performance Plan units	1,591	-	-	-
FFO attributable to common shareholders plus assumed conversions	$1,457,583	$1,039,035	$797,734	$259,528
Per diluted share	$7.66	$5.48	$4.20	$1.37

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	188,837	188,353	189,013	188,537
Effect of dilutive securities:
Employee stock options and restricted share awards	1,064	1,166	1,055	1,107
Convertible preferred shares	42	45	40	44
Out-Performance Plan units	230	-	-	-
Denominator for FFO per diluted share	190,173	189,564	190,108	189,688

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2016			2015
		Weighted	Effect of 1%		Weighted
	December 31,	Average	Change In	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Consolidated debt:
Variable rate	$3,765,054	2.40%	$37,651	$3,995,704	2.00%
Fixed rate	6,949,873	3.82%	-	7,206,634	4.21%
	$10,714,927	3.32%	37,651	$11,202,338	3.42%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys "R" Us, Inc.	$1,109,376	2.49%	11,094	$485,160	1.97%
Variable rate – Toys "R" Us, Inc.	1,162,072	6.05%	11,621	1,164,893	6.61%
Fixed rate (including $671,181 and $661,513
of Toys "R" Us, Inc. debt in 2016 and 2015)	2,791,249	6.09%	-	2,782,025	6.37%
	$5,062,697	5.30%	22,715	$4,432,078	5.95%
Noncontrolling interests’ share of
consolidated subsidiaries			(1,393)
Total change in annual net income attributable to
the Operating Partnership			58,973
Noncontrolling interests’ share of
the Operating Partnership			(3,676)
Total change in annual net income attributable to
Vornado			$55,297
Total change in annual net income attributable to
the Operating Partnership per diluted
Class A unit			$0.29
Total change in annual net income attributable to
Vornado per diluted share			$0.29

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2016, we have an interest rate swap on a $412,000,000 mortgage loan that swapped the rate from LIBOR plus 1.65% (2.27% at December 31, 2016) to a fixed rate of 4.78% through March 2018 and an interest swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (2.22% at December 31, 2016) to a fixed rate of 3.15% through December 2020.

In connection with the $700,000,000 refinancing of 770 Broadway, we entered into an interest rate swap from LIBOR plus 1.75% (2.40% at December 31, 2016) to a fixed rate of 2.56% through September 2020.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of December 31, 2016, the estimated fair value of our consolidated debt was $10,746,000,000.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty Trust at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 13, 2017

VORNADO REALTY TRUST

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit, share and per share amounts)	December 31, 2016	December 31, 2015
ASSETS
Real estate, at cost:
Land	$4,065,142	$4,164,799
Buildings and improvements	12,727,980	12,582,671
Development costs and construction in progress	1,430,276	1,226,637
Leasehold improvements and equipment	116,560	116,030
Total	18,339,958	18,090,137
Less accumulated depreciation and amortization	(3,513,574)	(3,418,267)
Real estate, net	14,826,384	14,671,870
Cash and cash equivalents	1,501,027	1,835,707
Restricted cash	98,295	107,799
Marketable securities	203,704	150,997
Tenant and other receivables, net of allowance for doubtful accounts of $10,920 and $11,908	94,467	98,062
Investments in partially owned entities	1,428,019	1,550,422
Real estate fund investments	462,132	574,761
Receivable arising from the straight-lining of rents, net of allowance of $2,227 and $2,751	1,032,736	931,245
Deferred leasing costs, net of accumulated amortization of $228,862 and $218,239	454,345	480,421
Identified intangible assets, net of accumulated amortization of $207,330 and $187,360	192,731	227,901
Assets related to discontinued operations	5,570	37,020
Other assets	515,437	477,088
	$20,814,847	$21,143,293

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$9,278,263	$9,513,713
Senior unsecured notes, net	845,577	844,159
Unsecured revolving credit facilities	115,630	550,000
Unsecured term loan, net	372,215	183,138
Accounts payable and accrued expenses	458,694	443,955
Deferred revenue	287,846	346,119
Deferred compensation plan	121,374	117,475
Liabilities related to discontinued operations	2,870	12,470
Other liabilities	435,436	426,965
Total liabilities	11,917,905	12,437,994
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,197,162 and 12,242,820 units outstanding	1,273,018	1,223,793
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable noncontrolling interests	1,278,446	1,229,221
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 42,824,829 and 52,676,629 shares	1,038,055	1,276,954
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 189,100,876 and 188,576,853 shares	7,542	7,521
Additional capital	7,153,332	7,132,979
Earnings less than distributions	(1,419,382)	(1,766,780)
Accumulated other comprehensive income	118,972	46,921
Total Vornado shareholders' equity	6,898,519	6,697,595
Noncontrolling interests in consolidated subsidiaries	719,977	778,483
Total equity	7,618,496	7,476,078
	$20,814,847	$21,143,293

See notes to the consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2016	2015	2014

REVENUES:
Property rentals	$2,103,728	$2,076,586	$1,911,487
Tenant expense reimbursements	260,667	260,976	245,819
Fee and other income	141,807	164,705	155,206
Total revenues	2,506,202	2,502,267	2,312,512
EXPENSES:
Operating	1,024,336	1,011,249	953,611
Depreciation and amortization	565,059	542,952	481,303
General and administrative	179,279	175,307	169,270
Skyline properties impairment loss	160,700	-	-
Acquisition and transaction related costs	26,037	12,511	18,435
Total expenses	1,955,411	1,742,019	1,622,619
Operating income	550,791	760,248	689,893
(Loss) income from real estate fund investments	(23,602)	74,081	163,034
Income (loss) from partially owned entities	165,389	(12,630)	(59,861)
Interest and other investment income, net	29,546	26,978	38,752
Interest and debt expense	(402,674)	(378,025)	(412,755)
Net gain on extinguishment of Skyline properties debt	487,877	-	-
Net gain on disposition of wholly owned and partially owned assets	175,735	251,821	13,568
Income before income taxes	983,062	722,473	432,631
Income tax (expense) benefit	(8,312)	84,695	(9,281)
Income from continuing operations	974,750	807,168	423,350
Income from discontinued operations	7,172	52,262	585,676
Net income	981,922	859,430	1,009,026
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(21,351)	(55,765)	(96,561)
Operating Partnership	(53,654)	(43,231)	(47,613)
Net income attributable to Vornado	906,917	760,434	864,852
Preferred share dividends	(75,903)	(80,578)	(81,464)
Preferred share issuance costs (Series J redemption)	(7,408)	-	-
NET INCOME attributable to common shareholders	$823,606	$679,856	$783,388

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$4.32	$3.35	$1.23
Income from discontinued operations, net	0.04	0.26	2.95
Net income per common share	$4.36	$3.61	$4.18
Weighted average shares outstanding	188,837	188,353	187,572

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$4.30	$3.33	$1.22
Income from discontinued operations, net	0.04	0.26	2.93
Net income per common share	$4.34	$3.59	$4.15
Weighted average shares outstanding	190,173	189,564	188,690

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Year Ended December 31,
	2016	2015	2014
Net income	$981,922	$859,430	$1,009,026
Other comprehensive income (loss):
Increase (reduction) in unrealized net gain on available-for-sale securities	52,057	(55,326)	14,465
Pro rata share of other comprehensive (loss) income of
nonconsolidated subsidiaries	(2,739)	(327)	2,509
Increase in value of interest rate swap and other	27,432	6,441	6,079
Comprehensive income	1,058,672	810,218	1,032,079
Less comprehensive income attributable to noncontrolling interests	(79,704)	(96,130)	(145,497)
Comprehensive income attributable to Vornado	$978,968	$714,088	$886,582

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,521	$7,132,979	$(1,766,780)	$46,921	$778,483	$7,476,078
Net income attributable to Vornado	-	-	-	-	-	906,917	-	-	906,917
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	21,351	21,351
Dividends on common shares	-	-	-	-	-	(475,961)	-	-	(475,961)
Dividends on preferred shares	-	-	-	-	-	(75,903)	-	-	(75,903)
Redemption of Series J
preferred shares	(9,850)	(238,842)	-	-	-	(7,408)	-	-	(246,250)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	376	15	36,495	-	-	-	36,510
Under employees' share
option plan	-	-	123	5	6,820	-	-	-	6,825
Under dividend reinvestment plan	-	-	16	1	1,443	-	-	-	1,444
Contributions	-	-	-	-	-	-	-	19,749	19,749
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(62,444)	(62,444)
Other	-	-	-	-	-	-	-	(36,804)	(36,804)
Conversion of Series A preferred
shares to common shares	(2)	(56)	3	-	56	-	-	-	-
Deferred compensation shares
and options	-	-	7	-	1,788	(186)	-	-	1,602
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	52,057	-	52,057
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(2,739)	-	(2,739)
Increase in value of interest rate
swap	-	-	-	-	-	-	27,434	-	27,434
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(26,251)	-	-	-	(26,251)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(4,699)	-	(4,699)
Other	-	(1)	(1)	-	2	(61)	(2)	(358)	(420)
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,542	$7,153,332	$(1,419,382)	$118,972	$719,977	$7,618,496

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$7,493	$6,873,025	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado	-	-	-	-	-	760,434	-	-	760,434
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	55,765	55,765
Distribution of Urban Edge
Properties	-	-	-	-	-	(464,262)	-	(341)	(464,603)
Dividends on common shares	-	-	-	-	-	(474,751)	-	-	(474,751)
Dividends on preferred shares	-	-	-	-	-	(80,578)	-	-	(80,578)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	452	18	48,212	-	-	-	48,230
Under employees' share
option plan	-	-	214	9	15,332	(2,579)	-	-	12,762
Under dividend reinvestment plan	-	-	14	1	1,437	-	-	-	1,438
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	51,725	51,725
Other	-	-	-	-	-	-	-	250	250
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(72,114)	(72,114)
Other	-	-	-	-	-	-	-	(525)	(525)
Conversion of Series A preferred
shares to common shares	(2)	(72)	4	1	71	-	-	-	-
Deferred compensation shares
and options	-	-	6	1	2,438	(359)	-	-	2,080
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	(55,326)	-	(55,326)
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(327)	-	(327)
Increase in value of interest rate
swap	-	-	-	-	-	-	6,435	-	6,435
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	192,464	-	-	-	192,464
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	2,866	-	2,866
Other	-	-	-	(2)	-	700	6	(233)	471
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,521	$7,132,979	$(1,766,780)	$46,921	$778,483	$7,476,078

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,469	$7,143,840	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado	-	-	-	-	-	864,852	-	-	864,852
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	96,561	96,561
Dividends on common shares	-	-	-	-	-	(547,831)	-	-	(547,831)
Dividends on preferred shares	-	-	-	-	-	(81,464)	-	-	(81,464)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	271	11	27,262	-	-	-	27,273
Under employees' share
option plan	-	-	304	12	17,428	(3,393)	-	-	14,047
Under dividend reinvestment plan	-	-	17	1	1,803	-	-	-	1,804
Contributions:
Real estate fund investments	-	-	-	-	-	-	-	5,297	5,297
Other	-	-	-	-	-	-	-	32,998	32,998
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(182,964)	(182,964)
Other	-	-	-	-	-	-	-	(4,463)	(4,463)
Transfer of noncontrolling interest
in real estate fund investments	-	-	-	-	-	-	-	(33,028)	(33,028)
Conversion of Series A preferred
shares to common shares	(4)	(193)	5	-	193	-	-	-	-
Deferred compensation shares
and options	-	-	5	-	5,852	(340)	-	-	5,512
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	14,465	-	14,465
Pro rata share of other
comprehensive income of
nonconsolidated subsidiaries	-	-	-	-	-	-	2,509	-	2,509
Increase in value of interest rate
swap	-	-	-	-	-	-	6,079	-	6,079
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(315,276)	-	-	-	(315,276)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(1,323)	-	(1,323)
Other	-	(6)	-	-	(8,077)	(2,370)	-	43	(10,410)
Balance, December 31, 2014	52,679	$1,277,026	187,887	$7,493	$6,873,025	$(1,505,385)	$93,267	$743,956	$7,489,382

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$981,922	$859,430	$1,009,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	595,270	566,207	583,408
Net gain on extinguishment of Skyline properties debt	(487,877)	-	-
Distributions of income from partially owned entities	217,468	65,018	96,286
Net gain on disposition of wholly owned and partially owned assets	(175,735)	(251,821)	(13,568)
Equity in net (income) loss of partially owned entities	(165,389)	11,882	58,131
Real estate impairment losses	161,165	256	26,518
Straight-lining of rental income	(146,787)	(153,668)	(82,800)
Return of capital from real estate fund investments	71,888	91,458	215,676
Amortization of below-market leases, net	(53,202)	(79,053)	(46,786)
Net realized and unrealized loss (gain) on real estate fund investments	40,655	(57,752)	(150,139)
Other non-cash adjustments	39,406	37,721	37,303
Net gains on sale of real estate and other	(5,074)	(65,396)	(507,192)
Reversal of allowance for deferred tax assets	-	(90,030)	-
Defeasance cost in connection with the refinancing of mortgage payable	-	-	5,589
Changes in operating assets and liabilities:
Real estate fund investments	-	(95,010)	(3,392)
Tenant and other receivables, net	(7,459)	11,936	(8,282)
Prepaid assets	(8,023)	(14,804)	(8,786)
Other assets	(70,120)	(116,157)	(123,435)
Accounts payable and accrued expenses	32,389	(33,747)	44,628
Other liabilities	(19,830)	(14,320)	3,125
Net cash provided by operating activities	1,000,667	672,150	1,135,310

Cash Flows from Investing Activities:
Development costs and construction in progress	(606,565)	(490,819)	(544,187)
Additions to real estate	(387,545)	(301,413)	(279,206)
Distributions of capital from partially owned entities	193,967	37,818	25,943
Proceeds from sales of real estate and related investments	153,534	573,303	388,776
Investments in partially owned entities	(127,608)	(235,439)	(120,639)
Acquisitions of real estate and other	(61,464)	(478,215)	(211,354)
Net deconsolidation of 7 West 34th Street	(42,000)	-	-
Investments in loans receivable and other	(11,700)	(1,000)	(30,175)
Purchases of marketable securities	(4,379)	-	-
Proceeds from the sale of marketable securities	3,937	-	-
Restricted cash	585	200,229	99,464
Proceeds from sales and repayments of mortgage and mezzanine loans
receivable and other	45	16,790	96,913
Net cash used in investing activities	(889,193)	(678,746)	(574,465)

See notes to consolidated financial statements.

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,403,898	$4,468,872	$2,428,285
Repayments of borrowings	(1,894,990)	(2,936,578)	(1,312,258)
Dividends paid on common shares	(475,961)	(474,751)	(547,831)
Redemption of preferred shares	(246,250)	-	-
Distributions to noncontrolling interests	(130,590)	(102,866)	(220,895)
Dividends paid on preferred shares	(80,137)	(80,578)	(81,468)
Debt issuance and other costs	(42,157)	(66,554)	(58,336)
Contributions from noncontrolling interests	11,950	51,975	30,295
Proceeds received from exercise of employee share options	8,269	16,779	19,245
Repurchase of shares related to stock compensation agreements and related
tax withholdings and other	(186)	(7,473)	(3,811)
Cash included in the spin-off of Urban Edge Properties	-	(225,000)	-
Purchase of marketable securities in connection with the defeasance of mortgage payable	-	-	(198,884)
Net cash (used in) provided by financing activities	(446,154)	643,826	54,342
Net (decrease) increase in cash and cash equivalents	(334,680)	637,230	615,187
Cash and cash equivalents at beginning of period	1,835,707	1,198,477	583,290
Cash and cash equivalents at end of period	$1,501,027	$1,835,707	$1,198,477

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $29,584, $48,539, and $53,139	$368,762	$376,620	$443,538
Cash payments for income taxes	$9,716	$8,287	$11,696

Non-Cash Investing and Financing Activities:
Decrease in assets and liabilities resulting from the disposition of Skyline properties:
Real estate, net	$(189,284)	$-	$-
Mortgages payable, net	(690,263)	-	-
Decrease in assets and liabilities resulting from the deconsolidation of 7 West 34th Street:
Real estate, net	(122,047)	-	-
Mortgages payable, net	(290,418)	-	-
Write-off of fully depreciated assets	(305,679)	(167,250)	(121,673)
Accrued capital expenditures included in accounts payable and accrued expenses	120,564	122,711	100,528
Change in unrealized net gain on securities available-for-sale	52,057	(55,326)	14,465
Like-kind exchange of real estate:
Acquisitions	29,639	80,269	606,816
Dispositions	(29,639)	(213,621)	(630,352)
Adjustments to carry redeemable Class A units at redemption value	(26,251)	192,464	(315,276)
Non-cash distribution of Urban Edge Properties:
Assets	-	1,709,256	-
Liabilities	-	(1,469,659)	-
Equity	-	(239,597)	-
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	-	(145,313)	-
Class A units in connection with acquisition	-	80,000	-
Financing assumed in acquisitions	-	62,000	-
Marketable securities transferred in connection with the defeasance of mortgage payable	-	-	198,884
Defeasance of mortgage payable	-	-	(193,406)
Elimination of a mortgage and mezzanine loan asset and liability	-	-	59,375
Transfer of interest in real estate fund to an unconsolidated joint venture	-	-	(58,564)
Transfer of noncontrolling interest in real estate fund	-	-	(33,028)
Beverly Connection seller financing	-	-	13,620

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. and consolidated subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Realty L.P. and consolidated subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2017 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 13, 2017

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	December 31, 2016	December 31, 2015
ASSETS
Real estate, at cost:
Land	$4,065,142	$4,164,799
Buildings and improvements	12,727,980	12,582,671
Development costs and construction in progress	1,430,276	1,226,637
Leasehold improvements and equipment	116,560	116,030
Total	18,339,958	18,090,137
Less accumulated depreciation and amortization	(3,513,574)	(3,418,267)
Real estate, net	14,826,384	14,671,870
Cash and cash equivalents	1,501,027	1,835,707
Restricted cash	98,295	107,799
Marketable securities	203,704	150,997
Tenant and other receivables, net of allowance for doubtful accounts of $10,920 and $11,908	94,467	98,062
Investments in partially owned entities	1,428,019	1,550,422
Real estate fund investments	462,132	574,761
Receivable arising from the straight-lining of rents, net of allowance of $2,227 and $2,751	1,032,736	931,245
Deferred leasing costs, net of accumulated amortization of $228,862 and $218,239	454,345	480,421
Identified intangible assets, net of accumulated amortization of $207,330 and $187,360	192,731	227,901
Assets related to discontinued operations	5,570	37,020
Other assets	515,437	477,088
	$20,814,847	$21,143,293

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$9,278,263	$9,513,713
Senior unsecured notes, net	845,577	844,159
Unsecured revolving credit facilities	115,630	550,000
Unsecured term loan, net	372,215	183,138
Accounts payable and accrued expenses	458,694	443,955
Deferred revenue	287,846	346,119
Deferred compensation plan	121,374	117,475
Liabilities related to discontinued operations	2,870	12,470
Other liabilities	435,436	426,965
Total liabilities	11,917,905	12,437,994
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,197,162 and 12,242,820 units outstanding	1,273,018	1,223,793
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	1,278,446	1,229,221
Equity:
Partners' capital	8,198,929	8,417,454
Earnings less than distributions	(1,419,382)	(1,766,780)
Accumulated other comprehensive income	118,972	46,921
Total Vornado Realty L.P. equity	6,898,519	6,697,595
Noncontrolling interests in consolidated subsidiaries	719,977	778,483
Total equity	7,618,496	7,476,078
	$20,814,847	$21,143,293

See notes to the consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per unit amounts)	Year Ended December 31,
	2016	2015	2014

REVENUES:
Property rentals	$2,103,728	$2,076,586	$1,911,487
Tenant expense reimbursements	260,667	260,976	245,819
Fee and other income	141,807	164,705	155,206
Total revenues	2,506,202	2,502,267	2,312,512
EXPENSES:
Operating	1,024,336	1,011,249	953,611
Depreciation and amortization	565,059	542,952	481,303
General and administrative	179,279	175,307	169,270
Skyline properties impairment loss	160,700	-	-
Acquisition and transaction related costs	26,037	12,511	18,435
Total expenses	1,955,411	1,742,019	1,622,619
Operating income	550,791	760,248	689,893
(Loss) income from real estate fund investments	(23,602)	74,081	163,034
Income (loss) from partially owned entities	165,389	(12,630)	(59,861)
Interest and other investment income, net	29,546	26,978	38,752
Interest and debt expense	(402,674)	(378,025)	(412,755)
Net gain on extinguishment of Skyline properties debt	487,877	-	-
Net gain on disposition of wholly owned and partially owned assets	175,735	251,821	13,568
Income before income taxes	983,062	722,473	432,631
Income tax (expense) benefit	(8,312)	84,695	(9,281)
Income from continuing operations	974,750	807,168	423,350
Income from discontinued operations	7,172	52,262	585,676
Net income	981,922	859,430	1,009,026
Less net income attributable to noncontrolling interests in consolidated
subsidiaries	(21,351)	(55,765)	(96,561)
Net income attributable to Vornado Realty L.P.	960,571	803,665	912,465
Preferred unit distributions	(76,097)	(80,736)	(81,514)
Preferred unit issuance costs (Series J redemption)	(7,408)	-	-
NET INCOME attributable to Class A unitholders	$877,066	$722,929	$830,951

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$4.32	$3.35	$1.22
Income from discontinued operations, net	0.04	0.26	2.95
Net income per Class A unit	$4.36	$3.61	$4.17
Weighted average units outstanding	200,350	199,309	198,213

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$4.29	$3.31	$1.21
Income from discontinued operations, net	0.03	0.26	2.93
Net income per Class A unit	$4.32	$3.57	$4.14
Weighted average units outstanding	202,017	201,158	199,813

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Year Ended December 31,
	2016	2015	2014
Net income	$981,922	$859,430	$1,009,026
Other comprehensive income (loss):
Increase (reduction) in unrealized net gain on available-for-sale securities	52,057	(55,326)	14,465
Pro rata share of other comprehensive (loss) income of
nonconsolidated subsidiaries	(2,739)	(327)	2,509
Increase in value of interest rate swap and other	27,432	6,441	6,079
Comprehensive income	1,058,672	810,218	1,032,079
Less comprehensive income attributable to noncontrolling interests	(21,351)	(55,765)	(96,561)
Comprehensive income attributable to Vornado Realty L.P.	$1,037,321	$754,453	$935,518

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,140,500	$(1,766,780)	$46,921	$778,483	$7,476,078
Net income attributable to Vornado Realty L.P.	-	-	-	-	960,571	-	-	960,571
Net income attributable to redeemable
partnership units	-	-	-	-	(53,654)	-	-	(53,654)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	21,351	21,351
Distributions to Vornado	-	-	-	-	(475,961)	-	-	(475,961)
Distributions to preferred unitholders	-	-	-	-	(75,903)	-	-	(75,903)
Redemption of Series J preferred units	(9,850)	(238,842)	-	-	(7,408)	-	-	(246,250)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	376	36,510	-	-	-	36,510
Under Vornado's employees' share option plan	-	-	123	6,825	-	-	-	6,825
Under Vornado's dividend reinvestment plan	-	-	16	1,444	-	-	-	1,444
Contributions	-	-	-	-	-	-	19,749	19,749
Distributions:
Real estate fund investments	-	-	-	-	-	-	(62,444)	(62,444)
Other	-	-	-	-	-	-	(36,804)	(36,804)
Conversion of Series A preferred units to
Class A units	(2)	(56)	3	56	-	-	-	-
Deferred compensation units and options	-	-	7	1,788	(186)	-	-	1,602
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	52,057	-	52,057
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(2,739)	-	(2,739)
Increase in value of interest rate swap	-	-	-	-	-	27,434	-	27,434
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	(26,251)	-	-	-	(26,251)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	(4,699)	-	(4,699)
Other	-	(1)	(1)	2	(61)	(2)	(358)	(420)
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,160,874	$(1,419,382)	$118,972	$719,977	$7,618,496

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$6,880,518	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado Realty L.P.	-	-	-	-	803,665	-	-	803,665
Net income attributable to redeemable
partnership units	-	-	-	-	(43,231)	-	-	(43,231)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	55,765	55,765
Distribution of Urban Edge Properties	-	-	-	-	(464,262)	-	(341)	(464,603)
Distributions to Vornado	-	-	-	-	(474,751)	-	-	(474,751)
Distributions to preferred unitholders	-	-	-	-	(80,578)	-	-	(80,578)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	452	48,230	-	-	-	48,230
Under Vornado's employees' share option plan	-	-	214	15,341	(2,579)	-	-	12,762
Under Vornado's dividend reinvestment plan	-	-	14	1,438	-	-	-	1,438
Contributions:
Real estate fund investments	-	-	-	-	-	-	51,725	51,725
Other	-	-	-	-	-	-	250	250
Distributions:
Real estate fund investments	-	-	-	-	-	-	(72,114)	(72,114)
Other	-	-	-	-	-	-	(525)	(525)
Conversion of Series A preferred units to
Class A units	(2)	(72)	4	72	-	-	-	-
Deferred compensation units and options	-	-	6	2,439	(359)	-	-	2,080
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	(55,326)	-	(55,326)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(327)	-	(327)
Increase in value of interest rate swap	-	-	-	-	-	6,435	-	6,435
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	192,464	-	-	-	192,464
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	2,866	-	2,866
Other	-	-	-	(2)	700	6	(233)	471
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,140,500	$(1,766,780)	$46,921	$778,483	$7,476,078

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income (Loss)	Subsidiaries	Equity
Balance, December 31, 2013	52,683	$1,277,225	187,285	$7,151,309	$(1,734,839)	$71,537	$829,512	$7,594,744
Net income attributable to Vornado Realty L.P.	-	-	-	-	912,465	-	-	912,465
Net income attributable to redeemable
partnership units	-	-	-	-	(47,613)	-	-	(47,613)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	96,561	96,561
Distributions to Vornado	-	-	-	-	(547,831)	-	-	(547,831)
Distributions to preferred unitholders	-	-	-	-	(81,464)	-	-	(81,464)
Class A Units issued to Vornado
Upon redemption of redeemable Class A
units, at redemption value	-	-	271	27,273	-	-	-	27,273
Under Vornado's employees' share option plan	-	-	304	17,440	(3,393)	-	-	14,047
Under Vornado's dividend reinvestment plan	-	-	17	1,804	-	-	-	1,804
Contributions:
Real estate fund investments	-	-	-	-	-	-	5,297	5,297
Other	-	-	-	-	-	-	32,998	32,998
Distributions:
Real estate fund investments	-	-	-	-	-	-	(182,964)	(182,964)
Other	-	-	-	-	-	-	(4,463)	(4,463)
Transfer of noncontrolling interest in real estate
fund investments	-	-	-	-	-	-	(33,028)	(33,028)
Conversion of Series A preferred units to
Class A units	(4)	(193)	5	193	-	-	-	-
Deferred compensation units and options	-	-	5	5,852	(340)	-	-	5,512
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	14,465	-	14,465
Pro rata share of other comprehensive income
of nonconsolidated subsidiaries	-	-	-	-	-	2,509	-	2,509
Increase in value of interest rate swap	-	-	-	-	-	6,079	-	6,079
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	(315,276)	-	-	-	(315,276)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	(1,323)	-	(1,323)
Other	-	(6)	-	(8,077)	(2,370)	-	43	(10,410)
Balance, December 31, 2014	52,679	$1,277,026	187,887	$6,880,518	$(1,505,385)	$93,267	$743,956	$7,489,382

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$981,922	$859,430	$1,009,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	595,270	566,207	583,408
Net gain on extinguishment of Skyline properties debt	(487,877)	-	-
Distributions of income from partially owned entities	217,468	65,018	96,286
Net gain on disposition of wholly owned and partially owned assets	(175,735)	(251,821)	(13,568)
Equity in net (income) loss of partially owned entities	(165,389)	11,882	58,131
Real estate impairment losses	161,165	256	26,518
Straight-lining of rental income	(146,787)	(153,668)	(82,800)
Return of capital from real estate fund investments	71,888	91,458	215,676
Amortization of below-market leases, net	(53,202)	(79,053)	(46,786)
Net realized and unrealized loss (gain) on real estate fund investments	40,655	(57,752)	(150,139)
Other non-cash adjustments	39,406	37,721	37,303
Net gains on sale of real estate and other	(5,074)	(65,396)	(507,192)
Reversal of allowance for deferred tax assets	-	(90,030)	-
Defeasance cost in connection with the refinancing of mortgage payable	-	-	5,589
Changes in operating assets and liabilities:
Real estate fund investments	-	(95,010)	(3,392)
Tenant and other receivables, net	(7,459)	11,936	(8,282)
Prepaid assets	(8,023)	(14,804)	(8,786)
Other assets	(70,120)	(116,157)	(123,435)
Accounts payable and accrued expenses	32,389	(33,747)	44,628
Other liabilities	(19,830)	(14,320)	3,125
Net cash provided by operating activities	1,000,667	672,150	1,135,310

Cash Flows from Investing Activities:
Development costs and construction in progress	(606,565)	(490,819)	(544,187)
Additions to real estate	(387,545)	(301,413)	(279,206)
Distributions of capital from partially owned entities	193,967	37,818	25,943
Proceeds from sales of real estate and related investments	153,534	573,303	388,776
Investments in partially owned entities	(127,608)	(235,439)	(120,639)
Acquisitions of real estate and other	(61,464)	(478,215)	(211,354)
Net deconsolidation of 7 West 34th Street	(42,000)	-	-
Investments in loans receivable and other	(11,700)	(1,000)	(30,175)
Purchases of marketable securities	(4,379)	-	-
Proceeds from the sale of marketable securities	3,937	-	-
Restricted cash	585	200,229	99,464
Proceeds from sales and repayments of mortgage and mezzanine loans
receivable and other	45	16,790	96,913
Net cash used in investing activities	(889,193)	(678,746)	(574,465)

See notes to consolidated financial statements.

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,403,898	$4,468,872	$2,428,285
Repayments of borrowings	(1,894,990)	(2,936,578)	(1,312,258)
Distributions to Vornado	(475,961)	(474,751)	(547,831)
Redemption of preferred units	(246,250)	-	-
Distributions to redeemable security holders and noncontrolling interests in
consolidated subsidiaries	(130,590)	(102,866)	(220,895)
Distributions to preferred unitholders	(80,137)	(80,578)	(81,468)
Debt issuance and other costs	(42,157)	(66,554)	(58,336)
Contributions from noncontrolling interests in consolidated subsidiaries	11,950	51,975	30,295
Proceeds received from exercise of Vornado stock options	8,269	16,779	19,245
Repurchase of Class A units related to stock compensation agreements and related
tax withholdings and other	(186)	(7,473)	(3,811)
Cash included in the spin-off of Urban Edge Properties	-	(225,000)	-
Purchase of marketable securities in connection with the defeasance of mortgage payable	-	-	(198,884)
Net cash (used in) provided by financing activities	(446,154)	643,826	54,342
Net (decrease) increase in cash and cash equivalents	(334,680)	637,230	615,187
Cash and cash equivalents at beginning of period	1,835,707	1,198,477	583,290
Cash and cash equivalents at end of period	$1,501,027	$1,835,707	$1,198,477

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $29,584, $48,539, and $53,139	$368,762	$376,620	$443,538
Cash payments for income taxes	$9,716	$8,287	$11,696

Non-Cash Investing and Financing Activities:
Decrease in assets and liabilities resulting from the disposition of Skyline properties:
Real estate, net	$(189,284)	$-	$-
Mortgages payable, net	(690,263)	-	-
Decrease in assets and liabilities resulting from the deconsolidation of 7 West 34th Street:
Real estate, net	(122,047)	-	-
Mortgages payable, net	(290,418)	-	-
Write-off of fully depreciated assets	(305,679)	(167,250)	(121,673)
Accrued capital expenditures included in accounts payable and accrued expenses	120,564	122,711	100,528
Change in unrealized net gain on securities available-for-sale	52,057	(55,326)	14,465
Like-kind exchange of real estate:
Acquisitions	29,639	80,269	606,816
Dispositions	(29,639)	(213,621)	(630,352)
Adjustments to carry redeemable Class A units at redemption value	(26,251)	192,464	(315,276)
Non-cash distribution of Urban Edge Properties:
Assets	-	1,709,256	-
Liabilities	-	(1,469,659)	-
Equity	-	(239,597)	-
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	-	(145,313)	-
Class A units in connection with acquisition	-	80,000	-
Financing assumed in acquisitions	-	62,000	-
Marketable securities transferred in connection with the defeasance of mortgage payable	-	-	198,884
Defeasance of mortgage payable	-	-	(193,406)
Elimination of a mortgage and mezzanine loan asset and liability	-	-	59,375
Transfer of interest in real estate fund to an unconsolidated joint venture	-	-	(58,564)
Transfer of noncontrolling interest in real estate fund	-	-	(33,028)
Beverly Connection seller financing	-	-	13,620

See notes to consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Business

Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders is dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors.  Vornado is the sole general partner of, and owned approximately 93.7% of the common limited partnership interest in the Operating Partnership as of December 31, 2016.  All references to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

On October 31, 2016, Vornado’s Board of Trustees approved the tax-free spin-off of our Washington, DC segment and we entered into a definitive agreement to merge it with the business and certain select assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, will be Chairman of the Board of Trustees of the new company, which will be named JBG SMITH Properties.  Mitchell Schear, President of our Washington, DC business, will be a member of the Board of Trustees of the new company.  The pro rata distribution to Vornado common shareholders and Class A Operating Partnership unitholders is intended to be treated as a tax-free spin-off for U.S. federal income tax purposes. It is expected to be made on a pro rata 1:2 basis.  The initial Form 10 registration statement relating to the spin-off and merger was filed with the SEC on January 23, 2017 and the distribution and combination are expected to be completed in the second quarter of 2017. The distribution and combination are subject to certain conditions, including the SEC declaring the Form 10 registration statement effective, filing and approval of the new company’s listing application, receipt of regulatory approvals and third party consents by each of the Company and JBG, and formal declaration of the distribution by Vornado’s Board of Trustees. The distribution and combination are not subject to a vote by Vornado’s shareholders or Operating Partnership unitholders. Vornado’s Board of Trustees has approved the transaction.  JBG has obtained all requisite approvals from its investment funds for this transaction.  There can be no assurance that this transaction will be completed.

We currently own all or portions of:

New York:

•         20.2 million square feet of Manhattan office space in 36 properties;

•         2.7 million square feet of Manhattan street retail space in 70 properties;

•         2,004 units in twelve residential properties;

•         The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn Plaza district;

•         A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;

Washington, DC:

•         11.1 million square feet of office space in 44 properties;

•         3,156 units in nine residential properties;

Other Real Estate and Related Investments:

•         The 3.7 million square foot Mart (“theMART”) in Chicago;

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All inter-company amounts have been eliminated.  Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017.  In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09.  In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09.  We are permitted to use either the retrospective or the modified retrospective method when adopting these standards.  We are evaluating the impact of the adoption of these standards on our consolidated financial statements and have not yet concluded on the method of adoption.

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

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The adoption of this update on January 1, 2016 resulted in the identification of additional VIEs, but did not have an impact on our consolidated financial statements other than additional disclosures (see Note 11 - Variable Interest Entities).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

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

In February 2016, the FASB issued (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  ASU 2016-02 will more significantly impact the accounting for leases in which we are a lessee.  We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability upon adoption of this standard.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements, including the timing of adopting this standard.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC 718.  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

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

In November 2016, the FASB issued an update (“ASU 2016-18”) Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances on the statement of cash flows upon adoption of this standard. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.

In January 2017, the FASB issued an update (“ASU 2017-01”) Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 provides a screen to determine when an asset acquired or group of assets acquired is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  We have elected to early adopt this standard, effective as of October 1, 2016, for all future acquisitions.  The adoption of this standard will result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.  There was no impact of the adoption of this standard in the fourth quarter of 2016, as there have been no acquisitions.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies - continued

Significant Accounting Policies

Real Estate:  Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest and debt expense capitalized during construction of $34,097,000 and $59,305,000 for the years ended December 31, 2016 and 2015, respectively.

Upon the acquisition of real estate that meets the criteria of a business under ASU 2017-01, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.  We record acquired intangible assets (including acquired above-market leases, acquired in-place leases and tenant relationships) and acquired intangible liabilities (including below–market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Significant Accounting Policies – continued

Partially Owned Entities:   We consolidate entities in which we have a controlling financial interest.  In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary.  We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control a partially owned entity if the entity is not considered a VIE and the approval of all of the partners/members is contractually required with respect to major decisions, such as operating and capital budgets, the sale, exchange or other disposition of real property, the hiring of a chief executive officer, the commencement, compromise or settlement of any lawsuit, legal proceeding or arbitration or the placement of new or additional financing secured by assets of the venture.  We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.  In the years ended December 31, 2016, 2015 and 2014, we recognized non-cash impairment losses on investments in partially owned entities aggregating $20,290,000, $21,260,000 and $85,459,000, respectively.  Included in 2014 is a $75,196,000 impairment loss related to our investment in Toys.

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

Allowance for Doubtful Accounts:  We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. These receivables arise from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  As of December 31, 2016 and 2015, we had $10,920,000 and $11,908,000, respectively, in allowances for doubtful accounts. In addition, as of December 31, 2016 and 2015, we had $2,227,000 and $2,751,000, respectively, in allowances for receivables arising from the straight-lining of rents.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Significant Accounting Policies – continued

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

•      Expense Reimbursements — revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is recognized in the same periods as the expenses are incurred.

•      Management, Leasing and Other Fees — income arising from contractual agreements with third parties or with partially owned entities. This revenue is recognized as the related services are performed under the respective agreements.

Derivative Instruments and Hedging Activities:  ASC 815, Derivatives and Hedging, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As of December 31, 2016 and 2015, our derivative instruments consisted of two and one interest rate swaps, respectively.  We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Basis of Presentation and Significant Accounting Policies – continued

Significant Accounting Policies – continued

Income Taxes: Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its taxable income and therefore, no provision for Federal income taxes is required.  Dividends distributed for the year ended December 31, 2016, were characterized, for federal income tax purposes, as 83.5% ordinary income and 16.5% long-term capital gain.  Dividends distributed for the year ended December 31, 2015, were characterized, for federal income tax purposes, as long-term capital gain income.  Dividends distributed for the year ended December 31, 2014, were characterized, for federal income tax purposes, as ordinary income.

The Operating Partnership’s partners are required to report their respective share of taxable income on their individual tax returns.  We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax expense of approximately $7,946,000, $8,322,000 and $10,777,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

At December 31, 2016 and 2015, our taxable REIT subsidiaries had deferred tax assets related to net operating loss carryforwards of $98,013,000 and $97,104,000, respectively, which are included in “other assets” on our consolidated balance sheets.  Prior to the quarter ended June 30, 2015, there was a full valuation allowance against these deferred tax assets because we had not determined that it is more-likely-than-not that we would use the net operating loss carryforwards to offset future taxable income.  In our quarter ended June 30, 2015, based upon residential condominium unit sales, among other factors, we concluded that it was more-likely-than-not that we will generate sufficient taxable income to realize these deferred tax assets.  Accordingly, we reversed $90,030,000 of the allowance for deferred tax assets and recognized an income tax benefit in our consolidated statements of income.

The following table reconciles net income attributable to Vornado common shareholders to estimated taxable income for the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015		2014
Net income attributable to Vornado common shareholders	$823,606	$679,856		$783,388
Book to tax differences (unaudited):
Net gain on extinguishment of Skyline properties debt	(457,970)	-		-
Depreciation and amortization	302,092	227,297		219,403
Impairment losses	170,332	20,281		34,670
Earnings of partially owned entities	(149,094)	(5,299)		71,960
Straight-line rent adjustments	(137,941)	(144,727)		(77,526)
Sale of real estate and other capital transactions	(39,109)	320,326		(477,061)
Vornado stock options	(3,593)	(8,278)		(9,566)
Tangible Property Regulations	-	(575,618)	(1)	-
Other, net	9,121	(26,114)		(33,410)
Estimated taxable income (unaudited)	$517,444	$487,724		$511,858

(1)	Represents one-time deductions pursuant to the implementation of the Tangible Property Regulations issued by the Internal Revenue Service.

The net basis of Vornado’s assets and liabilities for tax reporting purposes is approximately $3.7 billion lower than the amounts reported in Vornado’s consolidated balance sheet at December 31, 2016.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     Real Estate Fund Investments

We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund, which has an eight-year term and a three-year investment period that ended in July 2013. During the investment period, the Fund was our exclusive investment vehicle for all investments that fit within its investment parameters, as defined. The Fund is accounted for under ASC 946, Financial Services – Investment Companies (“ASC 946”) and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings. We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

We are also the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.7% interest in the Crowne Plaza Times Square Hotel not owned by the Fund.  The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting.

At December 31, 2016, we had six real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $462,132,000, or $153,197,000 in excess of cost, and had remaining unfunded commitments of $117,907,000, of which our share was $34,422,000.  At December 31, 2015, we had six real estate fund investments with an aggregate fair value of $574,761,000.

Below is a summary of income from the Fund and the Crowne Plaza Joint Venture for the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015	2014
Net investment income	$17,053	$16,329	$12,895
Net realized gain on exited investments	14,761	26,036	126,653
Previously recorded unrealized gain on exited investment	(14,254)	(23,279)	(50,316)
Net unrealized (loss) gain on held investments	(41,162)	54,995	73,802
(Loss) income from real estate fund investments	(23,602)	74,081	163,034
Less loss (income) attributable to noncontrolling interests in consolidated
subsidiaries	2,560	(40,117)	(92,728)
(Loss) income from real estate fund investments attributable to the
Operating Partnership(1)	(21,042)	33,964	70,306
Less loss (income) attributable to noncontrolling interests in the Operating
Partnership	1,270	(2,011)	(4,047)
(Loss) income from real estate fund investments attributable to Vornado	$(19,772)	$31,953	$66,259

(1)

Excludes $3,831, $2,939, and $2,562 of management and leasing fees in the years ended December 31, 2016, 2015 and 2014, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

On March 25, 2015, the Fund completed the sale of 520 Broadway in Santa Monica, CA for $91,650,000. The Fund realized a $23,768,000 net gain over the holding period.

On January 20, 2015, we co-invested with the Fund and one of the Fund’s limited partners to buy out the Fund’s joint venture partner’s 57.1% interest in the Crowne Plaza Times Square Hotel.  The purchase price for the 57.1% interest was approximately $95,000,000 (our share $39,000,000) which valued the property at approximately $480,000,000.  The property is encumbered by a $310,000,000 mortgage loan bearing interest at LIBOR plus 2.80% and maturing in December 2018 with a one-year extension option.   Our aggregate ownership interest in the property increased to 33% from 11%.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Marketable Securities

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

Below is a summary of our marketable securities portfolio as of December 31, 2016 and 2015.

(Amounts in thousands)	As of December 31, 2016			As of December 31, 2015
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$199,465	$72,549	$126,916	$147,752	$72,549	$75,203
Other	4,239	650	3,589	3,245	-	3,245
	$203,704	$73,199	$130,505	$150,997	$72,549	$78,448

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities

Alexander’s, Inc.

As of December 31, 2016, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity.  We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.  As of December 31, 2016 and 2015, Alexander’s owed us an aggregate of $1,070,000 and $8,551,000, respectively, pursuant to such agreements.

As of December 31, 2016 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s December 31, 2016 closing share price of $426.87, was $706,072,000, or $576,748,000 in excess of the carrying amount on our consolidated balance sheet.  As of December 31, 2016, the carrying amount of our investment in Alexander’s exceeds our share of the equity in the net assets of Alexander’s by approximately $39,723,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Management, Development and Leasing Agreements

We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $297,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue.  In addition, we are entitled to a development fee of 6% of development costs, as defined.

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

Other Agreements

Building Maintenance Services (“BMS”), our wholly-owned subsidiary, supervises (i) cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property and (ii) security services at Alexander’s Rego Park I and Rego Park II properties.  During the years ended December 31, 2016, 2015 and 2014, we recognized $2,583,000, $2,221,000 and $2,318,000 of income, respectively, for these services.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities – continued

Urban Edge Properties (“UE”) (NYSE: UE)

On January 15, 2015, we completed the spin-off of UE as a separate public company.  As of December 31, 2016, we own 5,717,184 UE operating partnership units, representing a 5.4% ownership interest in UE.  We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis.  As of December 31, 2016, the fair value of our investment in UE, based on UE’s December 31, 2016 closing share price of $27.51, was $157,280,000, or $132,757,000 in excess of the carrying amount on our consolidated balance sheet.  See Note 21 – Related Party Transactions for details of our relationship with UE.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of December 31, 2016, we own 6,250,000 PREIT operating partnership units, representing an 8.0% interest in PREIT.  We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.  As of December 31, 2016, the fair value of our investment in PREIT, based on PREIT’s December 31, 2016 closing share price of $18.96, was $118,500,000, or $4,383,000 below the carrying amount on our consolidated balance sheet.  As of December 31, 2016, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $63,750,000.  The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in PREIT’s net loss.  The basis difference related to the land will be recognized upon disposition of our investment.

One Park Avenue

On March 7, 2016, the joint venture, in which we have a 55% ownership interest, completed a $300,000,000 refinancing of One Park Avenue, a 949,000 square foot Manhattan office building.  The loan matures in March 2021 and is interest only at LIBOR plus 1.75% (2.40% at December 31, 2016).  The property was previously encumbered by a 4.995%, $250,000,000 mortgage which matured in March 2016.

Mezzanine Loan – New York

On March 17, 2016, we entered into a joint venture, in which we own a 33.3% interest, which owns a $150,000,000 mezzanine loan with an interest rate of LIBOR plus 8.88% and an initial maturity date in November 2016, with two three-month extension options.  On November 9, 2016, the mezzanine loan was extended to May 2017 with an interest rate of LIBOR plus 9.42% (10.08% at December 31, 2016) during the extension period.  As of December 31, 2016, the joint venture has fully funded its commitments.  The joint venture’s investment is subordinate to $350,000,000 of third party debt.  We account for our investment in the joint venture under the equity method.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities – continued

The Warner Building

On May 6, 2016, the joint venture, in which we have a 55% ownership interest, completed a $273,000,000 refinancing of The Warner Building, a 622,000 square foot Washington, DC office building.  The loan matures in June 2023, has a fixed rate of 3.65%, is interest only for the first two years and amortizes based on a 30-year schedule beginning in year three. The property was previously encumbered by a 6.26%, $293,000,000 mortgage which matured in May 2016.

280 Park Avenue

On May 11, 2016, the joint venture, in which we have a 50% ownership interest, completed a $900,000,000 refinancing of 280 Park Avenue, a 1,249,000 square foot Manhattan office building.  The three-year loan with four one-year extensions is interest only at LIBOR plus 2.00% (2.66% at December 31, 2016).  The property was previously encumbered by a 6.35%, $721,000,000 mortgage which was scheduled to mature in June 2016.

7 West 34th Street

On May 16, 2016, we completed a $300,000,000 recourse financing of 7 West 34th Street, a 479,000 square foot Manhattan office building leased to Amazon.  The ten-year loan is interest only at a fixed rate of 3.65% and matures in June 2026.  Subsequently, on May 27, 2016, we sold a 47% ownership interest in this property and retained the remaining 53% interest.  This transaction was based on a property value of approximately $561,000,000 or $1,176 per square foot.  We received net proceeds of $127,382,000 from the sale and realized a net gain of $203,324,000, of which $159,511,000 was recognized in the second quarter of 2016 and is included in “net gain on disposition of wholly owned and partially owned assets” in our consolidated statements of income.  The remaining net gain of $43,813,000 has been deferred until our guarantee of payment of loan principal and interest is removed or the loan is repaid.   We realized a net tax gain of $90,017,000.  We continue to manage and lease the property.  We share control over major decisions with our joint venture partner.  Accordingly, this property is accounted for under the equity method from the date of sale.

606 Broadway

On May 20, 2016, we contributed $19,650,000 for a 50.0% equity interest in a joint venture that will develop 606 Broadway, a 34,000 square foot office and retail building, located on Houston Street in Manhattan.  The development cost of this project is estimated to be approximately $104,000,000.  At closing, the joint venture obtained a $65,000,000 construction loan, of which approximately $25,800,000 was outstanding at December 31, 2016.  The loan, which bears interest at LIBOR plus 3.00% (3.66% at December 31, 2016), matures in May 2019 with two one-year extension options.  Because this joint venture is a VIE and we determined we are the primary beneficiary, we consolidate the accounts of this joint venture from the date of our investment.

50-70 West 93rd Street

On August 3, 2016, the joint venture, in which we have 49.9% ownership interest, completed an $80,000,000 refinancing of 50-70 West 93rd Street, a 326 unit Manhattan residential complex.  The three-year loan with two one-year extensions is interest only at LIBOR plus 1.70% (2.40% at December 31, 2016).  The property was previously encumbered by a $44,980,000 first mortgage at LIBOR plus 1.90% and an $18,481,000 second mortgage at LIBOR plus 1.65%, which were scheduled to mature in September 2016.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities – continued

85 Tenth Avenue

In 2007, we made $50,000,000 of junior and senior mezzanine loans to the owner of 85 Tenth Avenue, a 626,000 square foot Manhattan office building.  The loans were secured by equity interests in the property.  In connection with the loans, we received the right to acquire a 49.9% equity interest in the property upon repayment of the loans.  Pursuant to ASC 310-10-25-14, we accounted for our investment as an investment in real estate under the equity method.  In February 2013, through a joint venture with an affiliate of the owner of 85 Tenth Avenue, we invested an additional $14,583,000 in senior mezzanine loans.  In August 2014, we made an $8,413,000 preferred equity investment in the owner of 85 Tenth Avenue, bringing our total cash investment in 85 Tenth Owner to $72,996,000.

As of December 1, 2016, our share of the net losses of 85 Tenth Avenue reduced our basis to $30,936,000.  On December 1, 2016, the owner of 85 Tenth Avenue completed a 10-year, 4.55% $625,000,000 refinancing of the property and we received net proceeds of $191,779,000 in repayment of our existing loans and preferred equity investments.  We recognized $160,843,000 of income and no tax gain as a result of this transaction.  In conjunction with the repayment of the loans, we exercised our right to receive a 49.9% interest in the property, which we are accounting for under the equity method.

Fairfax Square

On December 19, 2016, we completed the sale of our 20% interest in Fairfax Square to our joint venture partner for $15,500,000, which resulted in a net gain of approximately $15,302,000.

Below is a summary of our investments in partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	As of December 31,
		December 31, 2016	2016	2015
Investments:
	Partially owned office buildings(1)	Various	$797,205	$947,883
	Alexander’s	32.4%	129,324	133,568
	PREIT	8.0%	122,883	133,375
	India real estate ventures	4.1%-36.5%	30,290	48,310
	UE	5.4%	24,523	25,351
	Other investments(2)	Various	323,794	261,935
			$1,428,019	$1,550,422

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 85 Tenth Avenue, 512 West 22nd Street and others.
(2)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities – continued

Below is a summary of our income (loss) from partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	For the Year Ended December 31,
		December 31, 2016	2016	2015	2014
Our Share of Net Income (Loss):
	85 Tenth Avenue (see page 126 for details):
	Income from the repayment of loans and preferred equity	49.9%	$160,843	$-	$-
	Equity in net income (loss)		17,229	(1,015)	(6,231)
			178,072	(1,015)	(6,231)

	Alexander's:
	Equity in net income	32.4%	27,470	24,209	21,287
	Management, leasing and development fees		6,770	6,869	8,722
			34,240	31,078	30,009

	UE (see page 124 for details):
	Equity in net income	5.4%	5,003	2,430	-
	Management fees		836	1,964	-
			5,839	4,394	-

	Toys:
	Equity in net loss(1)	32.5%	-	-	(4,691)
	Non-cash impairment losses		-	-	(75,196)
	Management fees		2,000	2,500	6,331
			2,000	2,500	(73,556)

	Partially owned office buildings(2)	Various	(42,100)	(23,556)	93

	India real estate ventures(3)	4.1%-36.5%	(18,122)	(18,746)	(8,309)

	PREIT (see page 124 for details)	8.0%	(5,213)	(7,450)	-

	Other investments(4)	Various	10,673	165	(1,867)

			$165,389	$(12,630)	$(59,861)

(1)

Pursuant to Rule 4-08(g) of Regulation S-X, in 2014 Toys was considered a significant subsidiary where as in 2016 and 2015 it was not.  For the twelve months ended November 1, 2014, Toys’ total revenue was $12,645,000 and net loss attributable to Toys was $343,000.

(2)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.  In 2016 and 2015, we recognized net losses of $47,000 and $39,600, respectively, from our 666 Fifth Avenue (Office) joint venture as a result of our share of depreciation expense.  In 2015, we recognized our $12,800 share of a write-off of a below-market lease liability related to a tenant vacating at 650 Madison Avenue.  In 2014, we recognized our $14,500 share of accelerated depreciation from our West 57th Street joint ventures in connection with the change in estimated useful life of those properties.

(3)	Includes non-cash impairment losses of $13,962, $14,806 and $5,771, respectively.
(4)

Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street and others.  In 2014, we recognized a $10,263 non-cash charge comprised of a $5,959 impairment loss and a $4,304 loan loss reserve on our equity and debt investments in Suffolk Downs.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Investments in Partially Owned Entities – continued

        Below is a summary of the debt of our partially owned entities as of December 31, 2016 and 2015, none of which is recourse to us.

(Amounts in thousands)	Percentage		Interest
	Ownership at		Rate at	100% Partially Owned Entities’
	December 31,		December 31,	Debt at December 31,
	2016	Maturity	2016	2016	2015
Toys:
Notes, loans and mortgages payable	32.5%	2017-2021	7.28%	$5,640,779	$5,619,710

Partially owned office buildings(1):
Mortgages payable	Various	2017-2026	4.43%	4,341,056	3,771,255

PREIT:
Mortgages payable	8.0%	2017-2025	3.77%	1,747,543	1,852,270

UE:
Mortgages payable	5.4%	2018-2034	4.19%	1,209,994	1,246,155

Alexander's:
Mortgages payable	32.4%	2018-2022	2.01%	1,056,147	1,053,262

85 Tenth Avenue:
Mortgages payable	49.9%	2026	4.55%	625,000	-

India Real Estate Ventures:
TCG Urban Infrastructure Holdings mortgages
payable	25.0%	2017-2033	11.98%	187,296	185,607

Other(2):
Mortgages payable	Various	2017-2023	4.20%	1,277,632	1,316,641

(1)				Includes 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)				Includes Independence Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street and others.

Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities, was $5,062,697,000 and $4,432,078,000 as of December 31, 2016 and 2015, respectively.

Summary of Condensed Combined Financial Information

The following is a summary of condensed combined financial information for all of our partially owned entities, including Toys and Alexander’s, as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands)		Balance as of December 31,
		2016	2015
Balance Sheet:
Assets		$24,926,000	$25,526,000
Liabilities		21,357,000	21,162,000
Noncontrolling interests		265,000	146,000
Equity		3,305,000	4,218,000

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015	2014
Income Statement:
Total revenue	$13,600,000	$13,423,000	$13,620,000
Net loss	(65,000)	(224,000)	(434,000)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Dispositions

New York

On December 22, 2015, we completed the sale of 20 Broad Street, a 473,000 square foot office building in Manhattan for an aggregate consideration of $200,000,000.  The total income from this transaction was approximately $157,000,000 comprised of approximately $142,000,000 from the gain on sale and $15,000,000 of lease termination income set forth in Note 14 – Fee and Other Income.

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

On March 31, 2015, we transferred the redeveloped Springfield Town Center, a 1,350,000 square foot mall located in Springfield, Fairfax County, Virginia, to PREIT in exchange for $485,313,000, comprised of $340,000,000 of cash and 6,250,000 of PREIT operating partnership units (valued at $145,313,000 or $23.25 per PREIT unit).  The financial statement gain was $7,823,000, of which $7,192,000 was recognized in the first quarter of 2015 and the remaining $631,000 was deferred based on our ownership interest in PREIT.  On March 31, 2018, we will be entitled to additional consideration of 50% of the increase in the value of Springfield Town Center, if any, over $465,000,000, calculated utilizing a 5.5% capitalization rate.  In the first quarter of 2014, we recorded a non-cash impairment loss of $20,000,000 on Springfield Town Center which is included in “income from discontinued operations” on our consolidated statements of income.

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

In 2014, we also sold six strip shopping centers, in separate transactions, for an aggregate of $66,410,000 in cash, which resulted in a net gain aggregating $22,500,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Dispositions - continued

In accordance with the provisions of ASC 360, Property, Plant, and Equipment, we have reclassified the revenues and expenses of our strip shopping center and mall business which was spun off to UE on January 15, 2015 and other related retail assets that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all of the periods presented in the accompanying financial statements.  The net gains resulting from the sale of these properties are included in “income from discontinued operations” on our consolidated statements of income.  The tables below set forth the assets and liabilities related to discontinued operations at December 31, 2016 and 2015, and their combined results of operations for the years ended December 31, 2016, 2015 and 2014.

(Amounts in thousands)		Balance as of
		December 31, 2016	December 31, 2015
Assets related to discontinued operations:
Real estate, net		$2,642	$29,561
Other assets		2,928	7,459
		$5,570	$37,020

Liabilities related to discontinued operations:
Other liabilities		$2,870	$12,470

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015	2014
Income from discontinued operations:
Total revenues	$3,998	$27,831	$395,786
Total expenses	1,435	17,651	274,107
	2,563	10,180	121,679
Net gains on sale of real estate and a lease position	5,074	65,396	507,192
Impairment losses	(465)	(256)	(26,518)
UE spin-off transaction related costs	-	(22,972)	(14,956)
Pretax income from discontinued operations	7,172	52,348	587,397
Income tax expense	-	(86)	(1,721)
Income from discontinued operations	$7,172	$52,262	$585,676

Cash flows related to discontinued operations:
Cash flows from operating activities	$455	$(33,462)	$123,837
Cash flows from investing activities	2,785	346,865	(180,019)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases) and liabilities (primarily acquired below-market leases) as of December 31, 2016 and 2015.

(Amounts in thousands)	Balance as of December 31,
	2016	2015
Identified intangible assets:
Gross amount	$400,061	$415,261
Accumulated amortization	(207,330)	(187,360)
Net	$192,731	$227,901
Identified intangible liabilities (included in deferred revenue):
Gross amount	$586,969	$643,488
Accumulated amortization	(323,183)	(325,340)
Net	$263,786	$318,148

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $53,202,000, $78,749,000 and $37,516,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$45,576
2018	44,346
2019	32,168
2020	23,343
2021	18,159

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $29,543,000, $36,659,000 and $28,275,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$24,456
2018	20,201
2019	15,863
2020	12,394
2021	11,177

We are a tenant under ground leases at certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense of $1,832,000, $1,832,000, and $1,832,000 for the years ended December 31, 2016, 2015 and 2014.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$1,832
2018	1,832
2019	1,832
2020	1,832
2021	1,832

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Debt

Unsecured Revolving Credit Facility

On November 7, 2016, we extended one of our two $1.25 billion unsecured revolving credit facilities from June 2017 to February 2021 with two six-month extension options.  The interest rate on the extended facility was lowered from LIBOR plus 115 basis points to LIBOR plus 100 basis points.  The facility fee remains unchanged at 20 basis points.

Secured Debt

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.75% (2.40% at December 31, 2016), which was swapped for four and a half years to a fixed rate of 2.56%.  The Company realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage which was scheduled to mature in March 2016.

On September 6, 2016, we completed a $675,000,000 refinancing of theMART, a 3,652,000 square foot commercial building in Chicago.  The five-year loan is interest only and has a fixed rate of 2.70%.  The Company realized net proceeds of approximately $124,000,000.  The property was previously encumbered by a 5.57%, $550,000,000 mortgage which was scheduled to mature in December 2016.

On December 2, 2016, we completed a $400,000,000 refinancing of 350 Park Avenue, a 571,000 square foot Manhattan office building.  The ten-year loan is interest only and has a fixed rate of 3.92%.  The Company realized net proceeds of approximately $111,000,000.  The property was previously encumbered by a 3.75%, $284,000,000 mortgage which was scheduled to mature in January 2017.

On March 15, 2016, we notified the servicer of the $678,000,000 non-recourse mortgage loan on the Skyline properties located in Fairfax, Virginia, that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan was transferred to the special servicer.  Consequently, based on the shortened holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700,000 non-cash impairment loss in the first quarter of 2016.  The Company’s estimate of fair value was derived from a discounted cash flow model based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including a capitalization rate of 8.0% and a discount rate of 8.2%.  In the second quarter of 2016, cash flow became insufficient to service the debt and we ceased making debt service payments.  Pursuant to the loan agreement, the loan was in default, and was subject to incremental default interest which increased the weighted average interest rate from 2.97% to 4.51% while the outstanding balance remains unpaid. For the year ended December 31, 2016, we recognized $7,823,000 of default interest expense.  On August 24, 2016, the Skyline properties were placed in receivership.  On December 21, 2016, the disposition of the Skyline properties was completed by the receiver.  In connection therewith, the Skyline properties’ assets (approximately $236,535,000) and liabilities (approximately aggregating $724,412,000), were removed from our consolidated balance sheet which resulted in a net gain of $487,877,000.  There was no taxable income related to this transaction.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Debt – continued

The following is a summary of our debt:

(Amounts in thousands)	Weighted Average
	Interest Rate at	Balance at December 31,
	December 31, 2016	2016	2015
Mortgages Payable:
Fixed rate	3.84%	$6,099,873	$6,356,634
Variable rate	2.49%	3,274,424	3,258,204
Total	3.37%	9,374,297	9,614,838
Deferred financing costs, net and other		(96,034)	(101,125)
Total, net		$9,278,263	$9,513,713

Unsecured Debt:
Senior unsecured notes	3.68%	$850,000	$850,000
Deferred financing costs, net and other		(4,423)	(5,841)
Senior unsecured notes, net		845,577	844,159

Unsecured term loan	1.88%	375,000	187,500
Deferred financing costs, net and other		(2,785)	(4,362)
Unsecured term loan, net		372,215	183,138

Unsecured revolving credit facilities	1.68%	115,630	550,000

Total, net		$1,333,422	$1,577,297

        The net carrying amount of properties collateralizing the mortgages payable amounted to $10.7 billion at December 31, 2016.  As of December 31, 2016, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)		Senior Unsecured
		Debt and Unsecured
		Revolving Credit
	Mortgages Payable	Facilities
Year Ending December 31,
2017	$156,702	$-
2018	1,389,341	490,630
2019	399,661	450,000
2020	1,882,443	-
2021	3,173,705	-
Thereafter	2,372,445	400,000

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Redeemable Noncontrolling Interests/Redeemable Partnership Units

Redeemable noncontrolling interests on Vornado’s consolidated balance sheets and redeemable partnership units on the consolidated balance sheets of the Operating Partnership are primarily comprised of Class A Operating Partnership units held by third parties and are recorded at the greater of their carrying amount or redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership.  Class A units may be tendered for redemption to the Operating Partnership for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis.  Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unitholder is equal to the quarterly dividend paid to a Vornado common shareholder.

Below are the details of redeemable noncontrolling interests/redeemable partnership units as of December 31, 2016 and 2015.

(Amounts in thousands, except units and						Preferred or
per unit amounts)	Balance as of		Units Outstanding at		Per Unit	Annual
	December 31,		December 31,		Liquidation	Distribution
Unit Series	2016	2015	2016	2015	Preference	Rate
Common:
Class A units held by third parties	$1,273,018	$1,223,793	12,197,162	12,242,820	n/a	$2.52

Perpetual Preferred/Redeemable Preferred(1):
5.00% D-16 Cumulative Redeemable	$1,000	$1,000	1	1	$1,000,000.00	$50,000.00
3.25% D-17 Cumulative Redeemable	$4,428	$4,428	177,100	177,100	$25.00	$0.8125

(1)

Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; Vornado, at its option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis.  These units are redeemable at Vornado's option at any time.

Below is a table summarizing the activity of redeemable noncontrolling interests/redeemable partnership units.

(Amounts in thousands)
Balance at December 31, 2014	$1,337,780
Net income	43,231
Other comprehensive loss	(2,866)
Distributions	(30,263)
Redemption of Class A units for Vornado common shares, at redemption value	(48,230)
Adjustments to carry redeemable Class A units at redemption value	(192,464)
Issuance of Class A units	80,000
Issuance of Series D-17 Preferred Units	4,428
Other, net	37,605
Balance at December 31, 2015	1,229,221
Net income	53,654
Other comprehensive income	4,699
Distributions	(31,342)
Redemption of Class A units for Vornado common shares, at redemption value	(36,510)
Adjustments to carry redeemable Class A units at redemption value	26,251
Other, net	32,473
Balance at December 31, 2016	$1,278,446

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Redeemable Noncontrolling Interests/Redeemable Partnership Units – continued

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of December 31, 2016 and 2015, respectively.  Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

10.    Shareholders’ Equity/Partners’ Capital

Common Shares (Vornado Realty Trust)

As of December 31, 2016, there were 189,100,876 common shares outstanding.  During 2016, we paid an aggregate of $475,961,000 of common dividends comprised of quarterly common dividends of $0.63 per share.

Class A Units (Vornado Realty L.P.)

As of December 31, 2016, there were 189,100,876  Class A units outstanding that were held by Vornado.  These units are classified as “partners’ capital” on the consolidated balance sheets of the Operating Partnership.  As of December 31, 2016, there were 12,197,162 Class A units outstanding, that were held by third parties.  These units are classified outside of “partners’ capital” as “redeemable partnership units” on the consolidated balance sheets of the Operating Partnership (See Note 9 – Redeemable Noncontrolling Interests/Redeemable Partnership Units). During 2016, the Operating Partnership paid an aggregate of $475,961,000 of distributions to Vornado comprised of quarterly common distributions of $0.63 per unit.

Preferred Share/Preferred Units

On September 1, 2016, we redeemed all of the outstanding 6.875% Series J cumulative redeemable preferred shares/units at their redemption price of $25.00 per share/unit, or $246,250,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption.  In connection therewith, we expensed $7,408,000 of issuance costs, which reduced net income attributable to common shareholders and net income attributable to Class A unitholders in the twelve months ended December 31, 2016.  These costs had been initially recorded as a reduction of shareholders’ equity and partners’ capital.

The following table sets forth the details of our preferred shares of beneficial interest and the preferred units of the Operating Partnership as of December 31, 2016 and 2015.

(Amounts in thousands, except share/unit and					Per	Annual
per share/per unit amounts)	Balance as of		Shares/Units Outstanding at		Share/Unit	Dividend/
	December 31,		December 31,		Liquidation	Distribution
Preferred Shares/Units	2016	2015	2016	2015	Preference	Rate(1)
Convertible Preferred:
6.5% Series A: authorized 83,977 shares/units(2)	$1,264	$1,321	24,829	26,629	$50.00	$3.25
Cumulative Redeemable Preferred:
6.625% Series G: authorized 8,000,000 shares/units(3)	193,135	193,135	8,000,000	8,000,000	$25.00	$1.65625
6.625% Series I: authorized 10,800,000 shares/units(3)	262,379	262,379	10,800,000	10,800,000	$25.00	$1.65625
6.875% Series J: authorized 9,850,000 shares/units	-	238,842	-	9,850,000	n/a	n/a
5.70% Series K: authorized 12,000,000 shares/units(3)	290,971	290,971	12,000,000	12,000,000	$25.00	$1.425
5.40% Series L: authorized 12,000,000 shares/units(3)	290,306	290,306	12,000,000	12,000,000	$25.00	$1.35
	$1,038,055	$1,276,954	42,824,829	52,676,629

(1)	Dividends on preferred shares and distributions on preferred units are cumulative and are payable quarterly in arrears.
(2)

Redeemable at the option of Vornado under certain circumstances, at a redemption price of 1.5934 common shares/Class A units per Series A Preferred Share/Unit plus accrued and unpaid dividends/distributions through the date of redemption, or convertible at any time at the option of the holder for 1.5934 common shares/Class A units per Series A Preferred Share/Unit.

(3)	Redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Shareholders’ Equity/Partners’ Capital – continued

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

(Amounts in thousands)	For the Year Ended December 31, 2016
		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
	Total	for-sale	subsidiaries' OCI	swap	Other
Balance as of December 31, 2015	$46,921	$78,448	$(9,319)	$(19,368)	$(2,840)
Net current period OCI	72,051	52,057	(2,739)	27,434	(4,701)
Balance as of December 31, 2016	$118,972	$130,505	$(12,058)	$8,066	$(7,541)

11.    Variable Interest Entities (“VIEs”)

Unconsolidated VIEs

As of December 31, 2016 and 2015, we have several unconsolidated VIEs.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities).  As of December 31, 2016 and 2015, the net carrying amount of our investments in these entities was $392,150,000 and $414,003,000, respectively, and our maximum exposure to loss in these entities, is limited to our investments.

Consolidated VIEs

We adopted ASU 2015-02 on January 1, 2016 which resulted in the identification of several VIEs which, prior to the adoption of ASU 2015-02, were consolidated under the voting interest model.  Vornado’s most significant consolidated VIEs are our Operating Partnership, real estate fund investments, and certain properties that have non-controlling interests.  These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.  We consolidate these entities because we control all significant business activities.

As of December 31, 2016, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, are $3,638,483,000 and $1,762,322,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units), and (v) interest rate swaps.  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at December 31, 2016 and 2015, respectively.

(Amounts in thousands)	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable securities	$203,704	$203,704	$-	$-
Real estate fund investments	462,132	-	-	462,132
Deferred compensation plan assets (included in other assets)	121,374	63,930	-	57,444
Interest rate swaps (included in other assets)	21,816	-	21,816	-
Total assets	$809,026	$267,634	$21,816	$519,576

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swap (included in other liabilities)	10,122	-	10,122	-
Total liabilities	$60,683	$50,561	$10,122	$-

(Amounts in thousands)	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable securities	$150,997	$150,997	$-	$-
Real estate fund investments	574,761	-	-	574,761
Deferred compensation plan assets (included in other assets)	117,475	58,289	-	59,186
Total assets	$843,233	$209,286	$-	$633,947

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swaps (included in other liabilities)	19,600	-	19,600	-
Total liabilities	$70,161	$50,561	$19,600	$-

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At December 31, 2016, we had six real estate fund investments with an aggregate fair value of $462,132,000, or $153,197,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 4.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at December 31, 2016.

		Weighted Average
		(based on fair
Unobservable Quantitative Input	Range	value of investments)
Discount rates	10.0% to 14.9%	12.6%
Terminal capitalization rates	4.3% to 5.8%	5.3%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the years ended December 31, 2016 and 2015.

(Amounts in thousands)	For The Year Ended December 31,
	2016	2015
Beginning balance	$574,761	$513,973
Purchases	-	95,010
Dispositions/distributions	(71,888)	(91,450)
Net unrealized (loss) gain	(41,162)	54,995
Net realized gain	507	2,757
Other, net	(86)	(524)
Ending balance	$462,132	$574,761

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the years ended December 31, 2016 and 2015.

(Amounts in thousands)	For The Year Ended December 31,
	2016	2015
Beginning balance	$59,186	$63,315
Purchases	5,355	9,062
Sales	(9,354)	(13,252)
Realized and unrealized gains (losses)	344	(501)
Other, net	1,913	562
Ending balance	$57,444	$59,186

Fair Value Measurements on a Nonrecurring Basis

There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets at December 31, 2016 and 2015.

Financial Assets and Liabilities not Measured at Fair Value

 Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1.  The fair value of our secured debt and senior unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and estimated fair value of these financial instruments as of December 31, 2016 and 2015.

(Amounts in thousands)	As of December 31, 2016		As of December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash equivalents	$1,307,105	$1,307,000	$1,295,980	$1,296,000
Debt:
Mortgages payable	$9,374,297	$9,356,000	$9,614,838	$9,306,000
Senior unsecured notes	850,000	899,000	850,000	868,000
Unsecured term loan	375,000	375,000	187,500	187,500
Unsecured revolving credit facilities	115,630	116,000	550,000	550,000
Total	$10,714,927	$10,746,000	$11,202,338	$10,911,500

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides the Compensation Committee of Vornado’s Board of Trustees (the “Committee”) the ability to grant incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units and out-performance plan awards to certain of our employees and officers.  Under the Plan, awards may be granted up to a maximum of 6,000,000 Vornado shares, if all awards granted are Full Value Awards, as defined, and up to 12,000,000 Vornado shares, if all of the awards granted are Not Full Value Awards, as defined, plus shares in respect of awards forfeited after May 2010 that were issued pursuant to Vornado’s 2002 Omnibus Share Plan.  Full Value Awards are awards of securities, such as Vornado restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities.  Not Full Value Awards are awards of securities, such as Vornado stock options, that do require the payment of an exercise price or strike price.  This means, for example, if the Committee were to award only Vornado restricted shares, it could award up to 6,000,000 Vornado restricted shares.  On the other hand, if the Committee were to award only Vornado stock options, it could award options to purchase up to 12,000,000 Vornado common shares (at the applicable exercise price).  The Committee may also issue any combination of awards under the Plan, with reductions in availability of future awards made in accordance with the above limitations.  As of December 31, 2016, Vornado has approximately 2,929,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.

In the years ended December 31, 2016, 2015 and 2014, we recognized an aggregate of $33,980,000, $39,846,000 and $36,641,000, respectively, of stock-based compensation expense, which is included as a component of “general and administrative” expenses on our consolidated statements of income.  The year ended December 31, 2015 includes $7,834,000 from the acceleration of the recognition of compensation expense related to 2013-2015 Out-Performance Plans due to the modification of the vesting criteria of awards such that they will fully vest at age 65.  The details of the various components of our stock-based compensation are discussed on the following pages.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation - continued

Out-Performance Plans (“the OPPs”)

OPPs are multi-year, performance-based equity compensation plans under which participants have the opportunity to earn a class of units (“OPP units”) of the Operating Partnership if, and only if, Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to a relative TSR in any year during the requisite performance periods as described below.  OPP units, if earned, become convertible into Class A units of the Operating Partnership (and ultimately into Vornado common shares) following vesting.

Awards under the 2014 OPP have been 99.5% earned.  Awards under the 2015 and 2016 OPP may be earned if Vornado (i) achieves a TSR level greater than 7% per annum, or 21% over the three-year performance measurement periods (the “Absolute Component”), and/or (ii) achieves a TSR above that of the SNL US REIT Index (“Index”) over the three-year performance measurement periods (the “Relative Component”).  To the extent awards would be earned under the Absolute Component of each of the OPPs, but Vornado underperforms the Index, such awards would be reduced (and potentially fully negated) based on the degree to which Vornado underperforms the Index.  In certain circumstances, in the event Vornado outperforms the Index but awards would not otherwise be fully earned under the Absolute Component, awards may still be earned or increased under the Relative Component.  To the extent awards would otherwise be earned under the Relative Component but Vornado fails to achieve at least a 6% per annum absolute TSR, such awards earned under the Relative Component would be reduced based on Vornado’s absolute TSR, with no awards being earned in the event Vornado’s TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which Vornado may outperform the Index.  Dividends on awards issued and distributions on awards earned accrue during the performance period.

If the designated performance objectives are achieved, OPP units are also subject to time-based vesting requirements. Awards earned under the OPPs vest 33.33% in each of years three, four and five.  Vornado’s senior executive officers are required to hold earned 2016, 2015 and 2014 OPP awards (or related equity) for at least one year following vesting.

Below is the summary of the OPP units granted during the years December 31, 2016, 2015, and 2014.

		Percentage of
	Total Plan	Notional Amount	Grant Date
Plan Year	Notional Amount	Granted	Fair Value(1)	OPP Units Earned
2016	$40,000,000	86.7%	$11,800,000	To be determined in 2019
2015	40,000,000	84.5%	9,120,000	To be determined in 2018
2014	50,000,000	58.9%	8,202,000	297,495	(2)

(1)

Such amounts are being amortized into expense over a five-year period from the date of grant, using a graded vesting attribution model.  In the years ended December 31, 2016, 2015 and 2014, we recognized $11,055,000, $15,531,000 and $6,185,000, respectively, of compensation expense related to OPPs.  As of December 31, 2016, there was $5,752,000 of total unrecognized compensation cost related to the OPPs, which will be recognized over a weighted-average period of 1.7 years.

(2)	99.5% earned on January 10, 2017.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation - continued

Vornado Stock Options

Vornado stock options are granted at an exercise price equal to the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest over four years and expire 10 years from the date of grant.  Compensation expense related to Vornado stock option awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2016, 2015 and 2014, we recognized $937,000, $1,298,000 and $4,550,000, respectively, of compensation expense related to Vornado stock options that vested during each year.  As of December 31, 2016, there was $1,335,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

Below is a summary of Vornado’s stock option activity for the year ended December 31, 2016.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2016	2,827,570	$60.06
Granted	42,466	92.97
Exercised	(125,724)	56.44
Cancelled or expired	(11,768)	100.49
Outstanding at December 31, 2016	2,732,544	$65.76	3.1	$120,360,377
Options vested and expected to vest at
December 31, 2016	2,737,594	$60.66	4.1	$118,170,212
Options exercisable at December 31, 2016	2,642,684	$59.42	2.9	$119,269,973

The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2016, 2015 and 2014.

December 31,
	2016	2015	2014
Expected volatility	35.00%	35.00%	36.00%
Expected life	5.0 years	5.0 years	5.0 years
Risk free interest rate	1.76%	1.56%	1.81%
Expected dividend yield	3.20%	3.30%	4.10%

The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $22.14, $28.85 and $20.31, respectively.  Cash received from option exercises for the years ended December 31, 2016, 2015 and 2014 was $6,825,000, $15,343,000 and $17,441,000, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $5,519,000, $3,873,000 and $18,223,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Stock-based Compensation - continued

Vornado Restricted Stock

Vornado restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over four years.  Compensation expense related to Vornado’s restricted stock awards is recognized on a straight-line basis over the vesting period.  In the years ended December 31, 2016, 2015 and 2014, we recognized $851,000, $837,000 and $1,303,000, respectively, of compensation expense related to Vornado restricted stock awards that vested during each year.  As of December 31, 2016, there was $1,337,000 of total unrecognized compensation cost related to unvested Vornado restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years.  Dividends paid on unvested Vornado restricted stock are charged directly to retained earnings and amounted to $56,000, $58,000 and $88,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Below is a summary of Vornado’s restricted stock activity under the Plan for the year ended December 31, 2016.

		Weighted-Average
		Grant-Date
Unvested Shares	Shares	Fair Value
Unvested at January 1, 2016	19,592	$91.09
Granted	9,973	92.97
Vested	(7,472)	85.80
Cancelled or expired	(1,086)	93.87
Unvested at December 31, 2016	21,007	93.72

Vornado restricted stock awards granted in 2016, 2015 and 2014 had a fair value of $927,000, $906,000 and $1,048,000, respectively.  The fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $641,000, $882,000 and $1,174,000, respectively.

Restricted Operating Partnership Units (“OP Units”)

OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined.  Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model.  In the years ended December 31, 2016, 2015 and 2014, we recognized $21,136,000, $22,180,000 and $24,603,000, respectively, of compensation expense related to OP Units that vested during each year.  As of December 31, 2016, there was $15,670,000 of total unrecognized compensation cost related to unvested OP Units, which is expected to be recognized over a weighted-average period of 1.6 years.  Distributions paid on unvested OP Units are charged to “net income attributable to noncontrolling interests in the Operating Partnership” on Vornado’s consolidated statements of income and to “preferred unit distributions” on the Operating Partnership’s consolidated statements of income and amounted to $1,968,000, $2,414,000 and $2,866,000 in the years ended December 31, 2016, 2015 and 2014, respectively.

Below is a summary of restricted OP unit activity under the Plan for the year ended December 31, 2016.

		Weighted-Average
		Grant-Date
Unvested Units	Units	Fair Value
Unvested at January 1, 2016	639,017	$80.46
Granted	211,086	87.60
Vested	(289,515)	78.41
Cancelled or expired	(7,554)	92.01
Unvested at December 31, 2016	553,034	87.11

OP Units granted in 2016, 2015 and 2014 had a fair value of $18,492,000, $20,293,000 and $19,669,000, respectively.  The fair value of OP Units that vested during the years ended December 31, 2016, 2015 and 2014 was $22,701,000, $20,072,000 and $22,758,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Fee and Other Income

         The following table sets forth the details of our fee and other income:

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015	2014
BMS cleaning fees	$78,920	$82,113	$85,658
Management and leasing fees	20,891	16,831	19,905
Lease termination fees(1)	9,516	27,233	16,362
Other income	32,480	38,528	33,281
	$141,807	$164,705	$155,206

(1)	The year ended December 31, 2015 includes $15,000 related to the New York Stock Exchange lease termination at 20 Broad Street.

The above table excludes fee income from partially owned entities, which is included in “income (loss) from partially owned entities” (see Note 5 – Investments in Partially Owned Entities).

15.     Interest and Other Investment Income, Net

          The following table sets forth the details of our interest and other investment income, net:

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015	2014
Dividends on marketable securities	$13,135	$12,836	$12,707
Mark-to-market income of investments in our deferred compensation plan(1)	5,213	111	11,557
Interest on loans receivable	3,890	6,371	6,107
Other, net	7,308	7,660	8,381
	$29,546	$26,978	$38,752

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

16.     Interest and Debt Expense

          The following table sets forth the details of our interest and debt expense.

(Amounts in thousands)	For the Year Ended December 31,
	2016	2015	2014
Interest expense	$402,057	$405,169	$430,278
Amortization of deferred financing costs	34,714	32,161	45,263
Capitalized interest and debt expense	(34,097)	(59,305)	(62,786)
	$402,674	$378,025	$412,755

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    Income Per Share/Income Per Class A Unit

Vornado Realty Trust

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

(Amounts in thousands, except per share amounts)	Year Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations, net of income attributable to noncontrolling
interests	$900,185	$711,240	$312,700
Income from discontinued operations, net of income attributable to noncontrolling
interests	6,732	49,194	552,152
Net income attributable to Vornado	906,917	760,434	864,852
Preferred share dividends	(75,903)	(80,578)	(81,464)
Preferred share issuance costs (Series J redemption)	(7,408)	-	-
Net income attributable to common shareholders	823,606	679,856	783,388
Earnings allocated to unvested participating securities	(96)	(81)	(125)
Numerator for basic income per share	823,510	679,775	783,263
Impact of assumed conversions:
Convertible preferred share dividends	86	91	97
Earnings allocated to Out-Performance Plan units	806	-	-
Numerator for diluted income per share	$824,402	$679,866	$783,360

Denominator:
Denominator for basic income per share – weighted average shares	188,837	188,353	187,572
Effect of dilutive securities (1):
Employee stock options and restricted share awards	1,064	1,166	1,075
Convertible preferred shares	42	45	43
Out-Performance Plan units	230	-	-
Denominator for diluted income per share – weighted average shares and
assumed conversions	190,173	189,564	188,690

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$4.32	$3.35	$1.23
Income from discontinued operations, net	0.04	0.26	2.95
Net income per common share	$4.36	$3.61	$4.18

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$4.30	$3.33	$1.22
Income from discontinued operations, net	0.04	0.26	2.93
Net income per common share	$4.34	$3.59	$4.15

(1)

The effect of dilutive securities in the years ended December 31, 2016, 2015 and 2014 excludes an aggregate of 12,022, 11,744 and 11,238 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    Income Per Share/Income Per Class A Unit - continued

Vornado Realty L.P.

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential common units, and (ii) diluted income per Class A unit - which includes the weighted average common units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options and restricted unit awards.

(Amounts in thousands, except per unit amounts)	Year Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations, net of income attributable to noncontrolling
interests	$953,399	$751,403	$326,789
Income from discontinued operations, net of income attributable to noncontrolling
interests	7,172	52,262	585,676
Net income attributable to Vornado Realty L.P.	960,571	803,665	912,465
Preferred unit distributions	(76,097)	(80,736)	(81,514)
Preferred unit issuance costs (Series J redemption)	(7,408)	-	-
Net income attributable to Class A unitholders	877,066	722,929	830,951
Earnings allocated to unvested participating securities	(4,177)	(4,092)	(4,260)
Numerator for basic income per Class A unit	872,889	718,837	826,691
Impact of assumed conversions:
Convertible preferred unit distributions	86	92	97
Numerator for diluted income per Class A unit	$872,975	$718,929	$826,788

Denominator:
Denominator for basic income per Class A unit – weighted average units	200,350	199,309	198,213
Effect of dilutive securities (1):
Vornado stock options and restricted unit awards	1,625	1,804	1,557
Convertible preferred units	42	45	43
Denominator for diluted income per Class A unit – weighted average units and
assumed conversions	202,017	201,158	199,813

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$4.32	$3.35	$1.22
Income from discontinued operations, net	0.04	0.26	2.95
Net income per Class A unit	$4.36	$3.61	$4.17

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$4.29	$3.31	$1.21
Income from discontinued operations, net	0.03	0.26	2.93
Net income per Class A unit	$4.32	$3.57	$4.14

(1)

The effect of dilutive securities in the years ended December 31, 2016, 2015 and 2014 excludes an aggregate of 178, 150 and 116 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  Leases

As lessor:

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rentals payable monthly in advance. Office building leases generally require the tenants to reimburse us for operating costs and real estate taxes above their base year costs. Certain leases provide for pass-through to tenants the tenant’s share of real estate taxes, insurance and maintenance. Certain leases also provide for the payment by the lessee of additional rent based on a percentage of the tenants’ sales. As of December 31, 2016, future base rental revenue under non-cancelable operating leases, excluding rents for leases with an original term of less than one year and rents resulting from the exercise of renewal options, are as follows:

(Amounts in thousands)
Year Ending December 31:
2017	$1,738,779
2018	1,696,355
2019	1,570,197
2020	1,446,485
2021	1,342,749
Thereafter	7,340,929

These amounts do not include percentage rentals based on tenants’ sales.  These percentage rents approximated $8,037,000, $5,760,000 and $6,343,000, for the years ended December 31, 2016, 2015 and 2014, respectively.

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2016, 2015 and 2014.

As lessee:

We are a tenant under operating leases for certain properties.  These leases have terms that expire during the next thirty years.  Future minimum lease payments under operating leases at December 31, 2016 are as follows:

(Amounts in thousands)
Year Ending December 31:
2017	$34,871
2018	35,357
2019	35,865
2020	36,393
2021	36,959
Thereafter	1,611,995

Rent expense, a component of “operating expenses” on our consolidated statements of income, was $42,024,000, $38,887,000 and $36,315,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  Leases - continued

1535 Broadway

We are a lessee under a long-term capital lease for the retail and signage components of the Marriott Marquis Times Square Hotel at 1535 Broadway.  At inception of the lease in 2012, we recorded a $240,000,000 capital lease asset and liability on our consolidated balance sheet based on the present value of future minimum lease payments.  The capital lease asset is being depreciated on a straight-line basis over the estimated life of the asset and the related expense is included in “depreciation and amortization” on our consolidated statements of income.  During 2016, we substantially completed the redevelopment of the leased space, as required under the lease, at a total redevelopment cost of approximately $194,147,000.  The lease contains a put/call purchase option under which the lessor may exercise its “put” on predetermined dates after March 31, 2018 and we may exercise our “call” at any time after July 30, 2027 and before January 3, 2032.

As of  December 31, 2016, future minimum lease payments under this capital lease are as follows:

(Amounts in thousands)
Year Ending December 31:
2017	$12,508
2018	12,508
2019	12,508
2020	12,508
2021	12,508
Thereafter	309,839
Total minimum obligations	372,379
Interest portion	(132,379)
Present value of net minimum payments	$240,000

As of December 31, 2016, the gross carrying amount of the property leased under the capital lease was $434,147,000, which is a component of “buildings and improvements” on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  Multiemployer Benefit Plans

Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.

Multiemployer Pension Plans

Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations.  If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability.  As of December 31, 2016, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.

In the years ended December 31, 2016, 2015 and 2014, our subsidiaries contributed $9,479,000, $10,878,000 and $11,431,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income.  Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2016, 2015 and 2014.

Multiemployer Health Plans

Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees.  In the years ended December 31, 2016, 2015 and 2014, our subsidiaries contributed $32,998,000, $29,269,000 and $29,073,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,622,000 ($1,976,000 for 2017) and 16% (17% for 2017) of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.  Commitments and Contingencies - continued

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of December 31, 2016, the aggregate dollar amount of these guarantees and master leases is approximately $737,000,000.

As of December 31, 2016, $19,847,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of December 31, 2016, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $173,000,000, which includes our share of the commitments of the Farley Post Office redevelopment joint venture.

As of December 31, 2016, we have construction commitments aggregating $653,940,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21.          Related Party Transactions

Alexander’s, Inc.

We own 32.4% of Alexander’s. Steven Roth, the Chairman of Vornado’s Board of Trustee’s and its Chief Executive Officer is also the Chairman of the Board and Chief Executive Officer of Alexander’s.  We provide various services to Alexander’s in accordance with management, development and leasing agreements.  These agreements are described in Note 5 - Investments in Partially Owned Entities.

Urban Edge Properties

We own 5.4% of UE.  During 2015, we provided transition services to UE, primarily for information technology, human resources, tax and financial planning.  In 2016, we continue to provide UE transition services for information technology and human resources.  UE is providing us with leasing, development and property management services for certain of our retail properties including the retail assets of Alexander’s.  Fees to UE for servicing the retail assets of Alexander’s are similar to the fees that we are receiving from Alexander’s as described in Note 5 - Investments in Partially Owned Entities.

Interstate Properties (“Interstate”)

Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, are Interstate’s two other general partners. As of December 31, 2016, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.3% of Alexander’s common stock.

We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent.  The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term.  We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us.  We earned $521,000, $541,000, and $535,000 of management fees under the agreement for the years ended December 31, 2016, 2015 and 2014, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  Summary of Quarterly Results (Unaudited)

Vornado Realty Trust

The following summary represents the results of operations for each quarter in 2016 and 2015:

(Amounts in thousands, except per share amounts)		Net Income (Loss)
		Attributable	Net Income (Loss) Per
		to Common	Common Share (2)
	Revenues	Shareholders (1)	Basic	Diluted
2016
December 31	$638,260	$651,181	$3.44	$3.43
September 30	633,197	66,125	0.35	0.35
June 30	621,708	220,463	1.17	1.16
March 31	613,037	(114,163)	(0.61)	(0.61)

2015
December 31	$651,581	$230,742	$1.22	$1.22
September 30	627,596	198,870	1.05	1.05
June 30	616,288	165,651	0.88	0.87
March 31	606,802	84,593	0.45	0.45

(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses, net gain on extinguishment of debt, net gains on sale of real estate and from seasonality of business operations.
(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

Vornado Realty L.P.

The following summary represents the results of operations for each quarter in 2016 and 2015:

(Amounts in thousands, except per unit amounts)		Net Income (Loss)
		Attributable	Net Income (Loss)
		to Class A	Per Class A Unit (2)
	Revenues	Unitholders (1)	Basic	Diluted
2016
December 31	$638,260	$693,377	$3.44	$3.43
September 30	633,197	70,442	0.35	0.35
June 30	621,708	234,945	1.17	1.16
March 31	613,037	(121,698)	(0.61)	(0.61)

2015
December 31	$651,581	$245,735	$1.22	$1.21
September 30	627,596	211,526	1.05	1.05
June 30	616,288	175,800	0.88	0.87
March 31	606,802	89,868	0.45	0.44

(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses, net gain on extinguishment of debt, net gains on sale of real estate and from seasonality of business operations.
(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the year ended December 31, 2016.

(Amounts in thousands)	For the Year Ended December 31, 2016
	Total	New York		Washington, DC		Other
Total revenues	$2,506,202	$1,713,374		$518,117		$274,711
Total expenses	1,955,411	1,093,587		528,863		332,961
Operating income (loss)	550,791	619,787		(10,746)		(58,250)
Income (loss) from partially owned entities	165,389	(2,379)		(7,227)		174,995
Loss from real estate fund investments	(23,602)	-		-		(23,602)
Interest and other investment income (loss), net	29,546	5,093		(2)		24,455
Interest and debt expense	(402,674)	(216,685)		(72,434)		(113,555)
Net gain on extinguishment of Skyline properties debt	487,877	-		487,877		-
Net gain on disposition of wholly owned and partially
owned assets	175,735	159,511		15,302		922
Income before income taxes	983,062	565,327		412,770		4,965
Income tax expense	(8,312)	(5,508)		(1,083)		(1,721)
Income from continuing operations	974,750	559,819		411,687		3,244
Income from discontinued operations	7,172	-		-		7,172
Net income	981,922	559,819		411,687		10,416
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(21,351)	(13,558)		-		(7,793)
Net income attributable to the Operating Partnership	960,571	546,261		411,687		2,623
Interest and debt expense(2)	507,362	280,563		81,723		145,076
Depreciation and amortization(2)	694,214	435,961		158,720		99,533
Income tax expense(2)	11,838	5,911		2,979		2,948
EBITDA(1)	$2,173,985	$1,268,696	(3)	$655,109	(4)	$250,180	(5)
Balance Sheet Data:
Real estate, at cost	$18,339,958	$10,787,730		$4,152,138		$3,400,090
Investments in partially owned entities	1,428,019	1,080,064		94,870		253,085
Total assets	20,814,847	13,312,116		3,645,525		3,857,206

See notes on pages 156 and 157.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.    Segment Information - continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the year ended December 31, 2015.

(Amounts in thousands)	For the Year Ended December 31, 2015
	Total	New York		Washington, DC		Other
Total revenues	$2,502,267	$1,695,925		$532,812		$273,530
Total expenses	1,742,019	1,032,015		390,921		319,083
Operating income (loss)	760,248	663,910		141,891		(45,553)
(Loss) income from partially owned entities	(12,630)	655		(6,020)		(7,265)
Income from real estate fund investments	74,081	-		-		74,081
Interest and other investment income (loss), net	26,978	7,722		(262)		19,518
Interest and debt expense	(378,025)	(194,278)		(68,727)		(115,020)
Net gain on disposition of wholly owned and partially
owned assets	251,821	142,693		102,404		6,724
Income (loss) before income taxes	722,473	620,702		169,286		(67,515)
Income tax benefit (expense)	84,695	(4,379)		(317)		89,391
Income from continuing operations	807,168	616,323		168,969		21,876
Income from discontinued operations	52,262	-		-		52,262
Net income	859,430	616,323		168,969		74,138
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(55,765)	(13,022)		-		(42,743)
Net income attributable to the Operating Partnership	803,665	603,301		168,969		31,395
Interest and debt expense(2)	469,843	248,724		80,795		140,324
Depreciation and amortization(2)	664,637	394,028		178,021		92,588
Income tax (benefit) expense(2)	(85,379)	4,766		(1,610)		(88,535)
EBITDA(1)	$1,852,766	$1,250,819	(3)	$426,175	(4)	$175,772	(5)
Balance Sheet Data:
Real estate, at cost	$18,090,137	$10,577,078		$4,544,842		$2,968,217
Investments in partially owned entities	1,550,422	1,195,122		80,708		274,592
Total assets	21,143,293	12,257,774		4,517,092		4,368,427

See notes on pages 156 and 157.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.    Segment Information - continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the year ended December 31, 2014.

(Amounts in thousands)	For the Year Ended December 31, 2014
	Total	New York		Washington, DC		Other
Total revenues	$2,312,512	$1,520,845		$537,151		$254,516
Total expenses	1,622,619	946,466		358,019		318,134
Operating income (loss)	689,893	574,379		179,132		(63,618)
(Loss) income from partially owned entities	(59,861)	20,701		(4,767)		(75,795)
Income from real estate fund investments	163,034	-		-		163,034
Interest and other investment income, net	38,752	6,711		183		31,858
Interest and debt expense	(412,755)	(183,427)		(75,395)		(153,933)
Net gain on disposition of wholly owned and partially
owned assets	13,568	-		-		13,568
Income (loss) before income taxes	432,631	418,364		99,153		(84,886)
Income tax expense	(9,281)	(4,305)		(242)		(4,734)
Income (loss) from continuing operations	423,350	414,059		98,911		(89,620)
Income from discontinued operations	585,676	463,163		-		122,513
Net income	1,009,026	877,222		98,911		32,893
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(96,561)	(8,626)		-		(87,935)
Net income (loss) attributable to the Operating Partnership	912,465	868,596		98,911		(55,042)
Interest and debt expense(2)	654,398	241,959		87,778		324,661
Depreciation and amortization(2)	685,973	324,239		144,124		217,610
Income tax expense(2)	24,248	4,395		288		19,565
EBITDA(1)	$2,277,084	$1,439,189	(3)	$331,101	(4)	$506,794	(5)
Balance Sheet Data:
Real estate, at cost	$16,822,358	$9,732,818		$4,383,418		$2,706,122
Investments in partially owned entities	1,240,489	1,036,130		83,428		120,931
Total assets	21,157,980	10,706,476		4,281,421		6,170,083

See notes on the following pages.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.    Segment Information – continued

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

Our 7.5% interest in Fashion Centre Mall/Washington Tower will not be included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.

(2)	Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net income to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2016	2015	2014
	Office	$805,708	$804,272	$1,063,355
	Retail	381,739	358,379	281,428
	Residential	25,060	22,266	21,907
	Alexander's	46,182	42,858	41,746
	Hotel Pennsylvania	10,007	23,044	30,753
	Total New York EBITDA	1,268,696	1,250,819	1,439,189
	Certain items that impact EBITDA:
	Net gains on sale of real estate	(159,511)	(142,693)	(440,537)
	EBITDA from discontinued operations and sold properties	(3,120)	(35,985)	(39,743)
	Other	-	(1,300)	(171)
	Certain items that impact EBITDA	(162,631)	(179,978)	(480,451)
	Total New York EBITDA, as adjusted	$1,106,065	$1,070,841	$958,738

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2016	2015	2014
	Office, excluding the Skyline properties	$260,436	$359,063	$260,270
	Skyline properties	348,016	26,325	29,250
	Total Office	608,452	385,388	289,520
	Residential	46,657	40,787	41,581
	Total Washington, DC EBITDA	655,109	426,175	331,101
	Certain items that impact EBITDA:
	Net gain on extinguishment of Skyline properties debt	(487,877)	-	-
	Skyline properties impairment loss	160,700	-	-
	EBITDA from discontinued operations and sold properties	(22,131)	(33,605)	(38,876)
	Net gains on sale of real estate and a land parcel	(15,302)	(102,404)	(1,800)
	Other	-	405	-
	Certain items that impact EBITDA	(364,610)	(135,604)	(40,676)
	Total Washington, DC EBITDA, as adjusted	$290,499	$290,571	$290,425

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.    Segment Information – continued

Notes to preceding tabular information:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Year Ended December 31,
		2016	2015	2014
	Our share of real estate fund investments:
	Income before net realized/unrealized (loss) gain	$8,607	$8,611	$8,056
	Net realized/unrealized (loss) gain	(16,270)	14,657	37,535
	Carried interest	(13,379)	10,696	24,715
	Total (loss) income from real estate fund investments	(21,042)	33,964	70,306
	theMART (including trade shows)	91,845	79,159	79,636
	555 California Street	45,827	49,975	48,844
	India real estate ventures	3,685	3,933	6,434
	Our share of Toys(a)	2,000	2,500	103,632
	Other investments	77,240	42,436	21,385
		199,555	211,967	330,237
	Corporate general and administrative expenses(b)(c)	(100,594)	(106,416)	(94,929)
	Investment income and other, net(b)	22,501	26,385	31,665
	Income from the repayment of our investments in 85 Tenth Avenue loans
	and preferred equity	160,843	-	-
	Acquisition and transaction related costs	(26,062)	(12,511)	(16,392)
	Our share of impairment losses on India real estate ventures	(13,962)	(14,806)	(5,771)
	Discontinued operations(d)	7,185	28,314	245,679
	Net gains on sale of real estate	714	44,390	26,568
	Impairment loss and loan loss reserve on investment in Suffolk Downs	-	(1,551)	(10,263)
	Total Other	$250,180	$175,772	$506,794

	(a)	As a result of our investment being reduced to zero, we suspended equity method accounting in 2014. The year ended December 31, 2014 includes an impairment loss of $75,196.
	(b)	The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $5,213, $111, and $11,557 of income, respectively.
	(c)

The year ended December 31, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

	(d)	The years ended December 31, 2015 and 2014 include $22,684 and $14,956, respectively, of transaction costs related to the spin-off of our strip shopping centers and malls.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.  Subsequent Events

2017 Out-Performance Plan

On January 13, 2017, the Committee approved the 2017 Outperformance Plan, a multi-year, performance-based equity compensation plan (the “2017 OPP”).  Awards under the 2017 OPP constitute awards under Vornado’s shareholder approved 2010 Omnibus Share Plan.  Under the 2017 OPP, participants have the opportunity to earn compensation payable in the form of equity awards if, and only if, Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to relative total TSR during a three-year performance period.  Specifically, awards under our 2017 OPP may potentially be earned if Vornado (i) achieves a TSR level greater than 7% per annum, or 21% over the three-year performance period (the “Absolute Component”) and/or (ii) achieves a TSR above that of the SNL US REIT Index (the “Index”) over a three-year performance period (the “Relative Component”).  To the extent awards would be earned under the Absolute Component but Vornado underperforms the Index, such awards earned under the Absolute Component would be reduced (and potentially fully negated) based on the degree to which Vornado underperforms the Index.  In certain circumstances, in the event Vornado outperforms the Index but awards would not otherwise be earned under the Absolute Component, awards may still be earned under the Relative Component.  Moreover, to the extent awards would otherwise be earned under the Relative Component but Vornado fails to achieve at least a 3% per annum absolute TSR level, such awards earned under the Relative Component would be reduced based on Vornado’s absolute TSR performance, with no awards being earned in the event Vornado’s TSR during the applicable measurement period is 0% or negative, irrespective of the degree to which it may outperform the Index.  If the designated performance objectives are achieved, OPP Units are also subject to time-based vesting requirements; 33.33% in each of years three, four and five.  Dividend payments on awards issued accrue during the performance period and are paid to participants if, and only if, awards are ultimately earned based on the achievement of the designated performance objectives.  In addition, all of Vornado’s senior executive officers are required to hold any earned OPP awards (or related equity) for at least one year following vesting.

ITEM 9.        changes in and disagreements with accountants on accounting and financial disclosure

None.

ITEM 9A.     Controls and procedures

Vornado Realty Trust

Disclosure Controls and Procedures:  Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

Management of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of Vornado’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2016, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2016 was effective.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have audited the internal control over financial reporting of Vornado Realty Trust, together with its consolidated subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 13, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 13, 2017

ITEM 9A.             CONTROLS AND PROCEDURES - continued

Vornado Realty L.P.

Disclosure Controls and Procedures:  Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Management’s Report on Internal Control over Financial Reporting

Management of Vornado Realty Trust, sole general partner of Vornado Realty L.P., together with Vornado Realty L.P.’s consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of Vornado’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2016, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2016 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and Vornado’s trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have audited the internal control over financial reporting of Vornado Realty L.P. and consolidated subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of Vornado Realty Trust, sole general partner of the Partnership, is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of Vornado Realty Trust; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Partnership and our report dated February 13, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 13, 2017

ITEM 9B.     Other information

None.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

Information relating to trustees of Vornado, the Operating Partnership’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of Vornado’s trustees under the caption “Election of Trustees” which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2016, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

The following is a list of the names, ages, principal occupations and positions with Vornado of the executive officers of Vornado and the positions held by such officers during the past five years. All executive officers of Vornado have terms of office that run until the next succeeding meeting of the Board of Trustees of Vornado following the Annual Meeting of Vornado’s Shareholders unless they are removed sooner by Vornado’s Board.

		PRINCIPAL OCCUPATION, POSITION AND OFFICE
Name	Age	(Current and during past five years with Vornado unless otherwise stated)

Steven Roth	75

Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman since May 2004.

Michael J. Franco	48

Executive Vice President - Chief Investment Officer since April 2015; Executive Vice President - Head of Acquisitions and Capital Markets since November 2010; Managing Director (2003-2010) and Executive Director (2001-2003) of the Real Estate Investing Group of Morgan Stanley.

David R. Greenbaum	65	President of the New York Division since April 1997 (date of our acquisition); President of Mendik Realty (the predecessor to the New York Office division) from 1990 until April 1997.

Joseph Macnow	71

Executive Vice President - Finance and Chief Administrative Officer since June 2013; Executive Vice President - Finance and Administration from January 1998 to June 2013, and Chief Financial Officer from March 2001 to June 2013; Executive Vice President and Chief Financial Officer of Alexander's, Inc. since August 1995.

Mitchell N. Schear	58	President of Vornado/Charles E. Smith L.P. (our Washington, DC division) since April 2003; President of the Kaempfer Company from 1998 to April 2003 (date acquired by us).

Stephen W. Theriot	57

Chief Financial Officer since June 2013; Assistant Treasurer of Alexander's, Inc. since May 2014; Partner at Deloitte & Touche LLP (1994 - 2013) and most recently, leader of its Northeast Real Estate practice (2011 - 2013).

Vornado, the Operating Partnership’s sole general partner, has adopted a Code of Business Conduct and Ethics that applies to, among others, Steven Roth, Vornado’s principal executive officer, and Stephen W. Theriot, Vornado’s principal financial and accounting officer. This Code is available on Vornado’s website at www.vno.com.

ITEM 11.      Executive Compensation

Information relating to Vornado’s executive officer and trustee compensation will be contained in Vornado’s Proxy Statement referred to above in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Executive Compensation” and such information is incorporated herein by reference.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in Vornado’s Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Principal Security Holders” and such information is incorporated herein by reference.

                      Equity compensation plan information

The following table provides information as of December 31, 2016 regarding Vornado’s equity compensation plans.

Number of securities remaining
	Number of securities to be		Weighted-average	available for future issuance
	issued upon exercise of		exercise price of	under equity compensation plans
	outstanding options,		outstanding options,	(excluding securities reflected in
Plan Category	warrants and rights		warrants and rights	the second column)
Equity compensation plans approved
by security holders	4,787,974	(1)	$65.76	2,928,899	(2)
Equity compensation awards not
approved by security holders	-		-	-
Total	4,787,974		$65.76	2,928,899

(1)

Includes an aggregate of 2,055,430 shares/units, comprised of (i) 21,007 restricted Vornado common shares, (ii) 693,567 restricted Operating Partnership units and (iii) 1,340,856 Out-Performance Plan units, which do not have an exercise price.

(2)			Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants would be 5,857,798.

ITEM 13.      Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions, and director independence will be contained in Vornado’s Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

ITEM 14.      Principal Accounting Fees and Services

Information relating to principal accounting fees and services will be contained in Vornado’s Proxy Statement referred to in Item 10, “Directors, Executive Officers and Corporate Governance,” under the caption “Ratification of Selection of Independent Auditors” and such information is incorporated herein by reference.

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

Pages in this
Annual Report
on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2016, 2015 and 2014	168
III--Real Estate and Accumulated Depreciation as of December 31, 2016	169

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K.

Exhibit No.
2.1

Master Transaction Agreement, dated as of October 31, 2016, by and among Vornado Realty Trust, Vornado Realty L.P., JBG Properties, Inc., JBG/Operating Partners, L.P., certain affiliates of JBG Properties Inc. and JBG/Operating Partners set forth on Schedule A thereto, JBG SMITH Properties and JBG SMITH Properties LP

10.29

Amended and Restated Revolving Credit Agreement dated as of November 7, 2016, among Vornado Realty L.P. as Borrower,Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A. as Administrative Agent for the Banks.

12.1	Computation of Ratios for Vornado Realty Trust
12.2	Computation of Ratios for Vornado Realty L.P.
21	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.
23.1	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust
23.2	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.
31.1	Rule 13a-14 (a) Certification of Chief Executive Officer of Vornado Realty Trust
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer of Vornado Realty Trust
31.3	Rule 13a-14 (a) Certification of Chief Executive Officer of Vornado Realty L.P.
31.4	Rule 13a-14 (a) Certification of Chief Financial Officer of Vornado Realty L.P.
32.1	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101.INS	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P.
101.SCH	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.DEF	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.LAB	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: February 13, 2017	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 13, 2017
	(Steven Roth)	and Chief Executive Officer

By:	/s/Candace K. Beinecke	Trustee	February 13, 2017
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 13, 2017
(Michael D. Fascitelli)

By:	/s/Robert P. Kogod	Trustee	February 13, 2017
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee	February 13, 2017
(Michael Lynne)

By:	/s/David Mandelbaum	Trustee	February 13, 2017
(David Mandelbaum)

By:	/s/Mandakini Puri	Trustee	February 13, 2017
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee	February 13, 2017
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee	February 13, 2017
(Richard R. West)

By:	/s/Russell B. Wight	Trustee	February 13, 2017
(Russell B. Wight, Jr.)

By:	/s/Stephen W. Theriot	Chief Financial Officer	February 13, 2017
	(Stephen W. Theriot)	(Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: February 13, 2017	By:	/s/ Stephen W. Theriot
Stephen W. Theriot, Chief Financial Officer of Vornado Realty Trust, sole general partner of Vornado Realty L.P. (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees and	February 13, 2017
	(Steven Roth)	Chief Executive Officer of Vornado Realty Trust

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 13, 2017
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	February 13, 2017
(Michael D. Fascitelli)

By:	/s/Robert P. Kogod	Trustee of Vornado Realty Trust	February 13, 2017
(Robert P. Kogod)

By:	/s/Michael Lynne	Trustee of Vornado Realty Trust	February 13, 2017
(Michael Lynne)
By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 13, 2017
(David Mandelbaum)

By:	/s/Mandakini Puri	Trustee of Vornado Realty Trust	February 13, 2017
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	February 13, 2017
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee of Vornado Realty Trust	February 13, 2017
(Richard R. West)

By:	/s/Russell B. Wight	Trustee of Vornado Realty Trust	February 13, 2017
(Russell B. Wight, Jr.)

By:	/s/Stephen W. Theriot	Chief Financial Officer of Vornado Realty Trust	February 13, 2017
	(Stephen W. Theriot)	(Principal Financial and Accounting Officer)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2016
(Amounts in Thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	Accounts	at End
Description	of Year	Operations	Written-off	of Year

Year Ended December 31, 2016:
Allowance for doubtful accounts	$14,659	$2,679	$(4,191)	$13,147
Year Ended December 31, 2015:
Allowance for doubtful accounts	$21,209	$(99)	$(6,451)	$14,659
Year Ended December 31, 2014:
Allowance for doubtful accounts	$24,719	$3,076	$(6,586)	$21,209

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
	Encumbrances (2)	Land	improvements	to acquisition	Land	improvements	Total (3)	amortization	construction (4)	acquired	is computed
New York
Manhattan
1290 Avenue of the Americas	$950,000	$515,539	$923,653	$218,275	$515,539	$1,141,928	$1,657,467	$267,734	1963	2007	(5)
697-703 Fifth Avenue (St. Regis - retail)	450,000	152,825	584,230	15	152,825	584,245	737,070	31,803		2014	(5)
350 Park Avenue	400,000	265,889	363,381	47,355	265,889	410,736	676,625	106,513	1960	2006	(5)
666 Fifth Avenue (Retail Condo)	390,000	189,005	471,072	-	189,005	471,072	660,077	49,040		2012	(5)
One Penn Plaza	-	-	412,169	213,425	-	625,594	625,594	274,984	1972	1998	(5)
100 West 33rd Street	398,402	242,776	247,970	33,439	242,776	281,409	524,185	70,106	1911	2007	(5)
1535 Broadway (Marriott Marquis)	-	-	249,285	146,879	-	396,164	396,164	14,979		2012	(5)
150 West 34th Street	205,000	119,657	268,509	-	119,657	268,509	388,166	10,628	1900	2015	(5)
1540 Broadway	-	105,914	214,208	28,549	105,914	242,757	348,671	48,294		2006	(5)
655 Fifth Avenue	140,000	102,594	231,903	-	102,594	231,903	334,497	18,993		2013	(5)
Two Penn Plaza	575,000	53,615	164,903	104,657	52,689	270,486	323,175	145,896	1968	1997	(5)
90 Park Avenue	-	8,000	175,890	133,922	8,000	309,812	317,812	104,063	1964	1997	(5)
Manhattan Mall	181,598	88,595	113,473	71,543	88,595	185,016	273,611	54,431	2009	2007	(5)
770 Broadway	700,000	52,898	95,686	105,109	52,898	200,795	253,693	81,596	1907	1998	(5)
888 Seventh Avenue	375,000	-	117,269	127,369	-	244,638	244,638	108,194	1980	1998	(5)
Eleven Penn Plaza	450,000	40,333	85,259	90,093	40,333	175,352	215,685	68,628	1923	1997	(5)
640 Fifth Avenue	-	38,224	25,992	149,668	38,224	175,660	213,884	44,685	1950	1997	(5)
909 Third Avenue	350,000	-	120,723	89,018	-	209,741	209,741	83,782	1969	1999	(5)
150 East 58th Street	-	39,303	80,216	42,252	39,303	122,468	161,771	53,983	1969	1998	(5)
595 Madison Avenue	-	62,731	62,888	26,913	62,731	89,801	152,532	35,028	1968	1999	(5)
330 West 34th Street	-	-	8,599	136,606	-	145,205	145,205	13,616	1925	1998	(5)
828-850 Madison Avenue	80,000	107,937	28,261	10	107,937	28,271	136,208	8,245		2005	(5)
33-00 Northern Boulevard	60,782	46,505	86,226	2,000	46,505	88,226	134,731	4,990	1915	2015	(5)
715 Lexington Avenue	-	-	26,903	63,244	63,000	27,147	90,147	7,933	1923	2001	(5)
478-486 Broadway	-	30,000	20,063	34,188	30,000	54,251	84,251	11,003	2009	2007	(5)
4 Union Square South	116,022	24,079	55,220	2,632	24,079	57,852	81,931	17,928	1965/2004	1993	(5)
260 Eleventh Avenue	-	-	80,482	591	-	81,073	81,073	3,207	1911	2015	(5)
510 Fifth Avenue	-	34,602	18,728	20,064	34,602	38,792	73,394	7,129		2010	(5)
606 Broadway	25,768	-	54,399	5,587	-	59,986	59,986	-		2016	(5)
40 Fulton Street	-	15,732	26,388	15,628	15,732	42,016	57,748	18,691	1987	1998	(5)
689 Fifth Avenue	-	19,721	13,446	23,094	19,721	36,540	56,261	10,521	1925	1998	(5)
443 Broadway	-	11,187	41,186	-	11,187	41,186	52,373	3,736		2013	(5)
40 East 66th Street	-	13,616	34,635	142	13,616	34,777	48,393	9,630		2005	(5)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances (2)	Land	improvements	to acquisition	Land	improvements	Total (3)	amortization	construction (4)	acquired	is computed
New York - continued
Manhattan - continued
155 Spring Street	$-	$13,700	$30,544	$3,578	$13,700	$34,122	$47,822	$8,470		2007	(5)
435 Seventh Avenue	97,706	19,893	19,091	37	19,893	19,128	39,021	6,934	2002	1997	(5)
3040 M Street	-	7,830	27,490	3,517	7,830	31,007	38,837	8,942		2006	(5)
608 Fifth Avenue	-	-	-	36,499	-	36,499	36,499	6,051	1932	2012	(5)
692 Broadway	-	6,053	22,908	3,540	6,053	26,448	32,501	7,658		2005	(5)
131-135 West 33rd Street	-	8,315	21,312	24	8,315	21,336	29,651	323		2016	(5)
265 West 34th Street	-	28,500	-	-	28,500	-	28,500	-	1920	2015	(5)
304 Canal Street	-	3,511	12,905	8,184	-	24,600	24,600	-	1910	2014	(5)
677-679 Madison Avenue	-	13,070	9,640	388	13,070	10,028	23,098	2,657		2006	(5)
1131 Third Avenue	-	7,844	7,844	5,236	7,844	13,080	20,924	1,076		1997	(5)
486 Eighth Avenue	-	20,000	71	-	20,000	71	20,071	-	1928	2016	(5)
431 Seventh Avenue	-	16,700	2,751	-	16,700	2,751	19,451	671		2007	(5)
138-142 West 32nd Street	-	9,252	9,936	-	9,252	9,936	19,188	476	1920	2015	(5)
334 Canal Street	-	1,693	6,507	7,300	1,693	13,807	15,500	565		2011	(5)
267 West 34th Street	-	5,099	10,037	-	5,099	10,037	15,136	800		2013	(5)
1540 Broadway Garage	-	4,086	8,914	-	4,086	8,914	13,000	2,364	1990	2006	(5)
966 Third Avenue	-	8,869	3,631	-	8,869	3,631	12,500	303		2013	(5)
148 Spring Street	-	3,200	8,112	416	3,200	8,528	11,728	1,848		2008	(5)
150 Spring Street	-	3,200	5,822	277	3,200	6,099	9,299	1,338		2008	(5)
137 West 33rd Street	-	6,398	1,550	-	6,398	1,550	7,948	68	1932	2015	(5)
488 Eighth Avenue	-	10,650	1,767	(4,674)	6,859	884	7,743	200		2007	(5)
484 Eighth Avenue	-	3,856	762	399	3,856	1,161	5,017	385		1997	(5)
825 Seventh Avenue	-	1,483	697	33	1,483	730	2,213	361		1997	(5)
Other (including signage)	-	75,862	14,829	110,071	75,865	124,897	200,762	25,377
Total Manhattan	5,945,278	2,660,341	5,730,335	2,107,092	2,715,116	7,782,652	10,497,768	1,866,856

Other Properties
Hotel Pennsylvania	-	29,903	121,712	95,273	29,903	216,985	246,888	103,008	1919	1997	(5)
Paramus	-	-	-	25,942	1,033	24,909	25,942	14,073	1967	1987	(5)
Total Other Properties	-	29,903	121,712	121,215	30,936	241,894	272,830	117,081

Total New York	5,945,278	2,690,244	5,852,047	2,228,307	2,746,052	8,024,546	10,770,598	1,983,937

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
					Gross amount at which						Life on which
		Initial cost to company (1)			carried at close of period						depreciation
				Costs				Accumulated			in latest
			Building	capitalized		Buildings		depreciation			income
			and	subsequent		and		and	Date of	Date	statement
Description	Encumbrances (2)	Land	improvements	to acquisition	Land	improvements	Total (3)	amortization	construction (4)	acquired	is computed
Washington, DC
2011-2451 Crystal Drive - 5 buildings	$216,629	$100,935	$409,920	$162,507	$100,228	$573,134	$673,362	$228,973	1984-1989	2002	(5)
S. Clark Street/12th Street - 5 buildings	53,708	63,420	231,267	130,043	63,291	361,439	424,730	112,593	1981, 1983-1987	2002	(5)
2001 Jefferson Davis Highway,	68,426	57,213	131,206	216,730	57,070	348,079	405,149	77,331	1964-1969	2002	(5)
2100/2200 Crystal Drive, 223 23rd
Street, 2221 South Clark Street, Crystal
City Shops at 2100, 220 20th Street
1550-1750 Crystal Drive/	37,307	64,817	218,330	96,244	64,652	314,739	379,391	111,549	1974-1980	2002	(5)
241-251 18th Street - 4 buildings
RiverHouse Apartments - 3 buildings	307,710	118,421	125,078	76,671	138,851	181,319	320,170	47,192		2007	(5)
The Bartlett	-	41,687	-	216,844	41,687	216,844	258,531	3,664		2007	(5)
1825 - 1875 Connecticut Ave NW -	185,000	69,393	143,320	19,063	68,612	163,164	231,776	44,146	1956, 1963	2007
(Universal Buildings) - 2 buildings
WestEnd 25	100,841	67,049	5,039	107,638	68,198	111,528	179,726	20,143		2007	(5)
2101 L Street, NW	143,415	32,815	51,642	83,064	39,768	127,753	167,521	36,447	1975	2003	(5)
2200/2300 Clarendon Blvd	11,000	-	105,475	53,505	-	158,980	158,980	62,247	1988-1989	2002	(5)
(Courthouse Plaza) - 2 buildings
1800, 1851 and 1901 South Bell Street	-	37,551	118,806	356	37,551	119,162	156,713	39,446	1968	2002	(5)
- 3 buildings
875 15th Street, NW (Bowen Building)	-	30,077	98,962	5,443	30,176	104,306	134,482	29,760	2004	2005	(5)
1399 New York Avenue, NW	-	33,481	67,363	7,075	34,178	73,741	107,919	10,715	-	2011	(5)
Commerce Executive - 3 buildings	-	13,401	58,705	29,414	13,140	88,380	101,520	32,027	1985-1989	2002	(5)
Met Park/Warehouses	-	65,259	1,326	26,309	82,898	9,996	92,894	28		2007	(5)
H Street - North 10-1D Land Parcel	-	104,473	55	(32,808)	61,970	9,750	71,720	-		2007	(5)
Crystal City Hotel	-	8,000	47,191	11,659	8,000	58,850	66,850	18,059	1968	2004	(5)
1730 M Street, NW	14,853	10,095	17,541	15,521	10,687	32,470	43,157	12,094	1963	2002	(5)
Democracy Plaza One	-	-	33,628	5,954	-	39,582	39,582	20,252	1987	2002	(5)
Crystal Drive Retail	-	-	20,465	5,806	-	26,271	26,271	11,069	2004	2004	(5)
1109 South Capitol Street	-	11,541	178	(253)	11,597	(131)	11,466	-		2007	(5)
South Capitol	-	4,009	6,273	(1,865)	-	8,417	8,417	306		2005	(5)
1726 M Street, NW	-	9,450	22,062	(30,660)	-	852	852	-	1964	2006	(5)
1700 M Street	28,728	23,359	24,876	(48,231)	-	4	4	-	1970	2002	(5)
Other	-	1,763	52,408	14,134	1,763	66,542	68,305	1,104
Total Washington, DC	1,167,617	968,209	1,991,116	1,170,163	934,317	3,195,171	4,129,488	919,145

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
						Gross amount at which						Life on which
			Initial cost to company (1)			carried at close of period						depreciation
					Costs				Accumulated			in latest
				Building	capitalized		Buildings		depreciation			income
				and	subsequent		and		and	Date of	Date	statement
Description		Encumbrances (2)	Land	improvements	to acquisition	Land	improvements	Total (3)	amortization	construction (4)	acquired	is computed
Other
	theMART
	Illinois
	theMART, Chicago	$675,000	$64,528	$319,146	$368,328	$64,535	$687,467	$752,002	$259,808	1930	1998	(5)
	527 West Kinzie, Chicago	-	5,166	-	25	5,166	25	5,191	-		1998
	Total Illinois	675,000	69,694	319,146	368,353	69,701	687,492	757,193	259,808

	New York
	MMPI Piers	-	-	-	14,663	-	14,663	14,663	1,916		2008	(5)

	Total theMART	675,000	69,694	319,146	383,016	69,701	702,155	771,856	261,724

	555 California Street	579,795	221,903	893,324	117,729	221,903	1,011,053	1,232,956	243,944	1922/1969/1970	2007	(5)
	220 Central Park South	950,000	115,720	16,420	987,158	-	1,119,298	1,119,298	-		2005	(5)
	Borgata Land, Atlantic City, NJ	56,607	83,089	-	-	83,089	-	83,089	-		2010	(5)
	Wayne Towne Center	-	-	26,137	51,253	-	77,390	77,390	12,158		2010	(5)
	40 East 66th Residential	-	29,199	85,798	(93,222)	8,454	13,321	21,775	3,402		2005	(5)
	Annapolis	-	-	9,652	-	-	9,652	9,652	3,458		2005	(5)
	677-679 Madison	-	1,462	1,058	284	1,626	1,178	2,804	400		2006	(5)
	Other	-	-	3,766	726	-	4,492	4,492	972		2005	(5)
Total Other		2,261,402	521,067	1,355,301	1,446,944	384,773	2,938,539	3,323,312	526,058

Leasehold improvements
	equipment and other	-	-	-	116,560	-	116,560	116,560	84,434

Total December 31, 2016		$9,374,297	$4,179,520	$9,198,464	$4,961,974	$4,065,142	$14,274,816	$18,339,958	$3,513,574

(1)	Initial cost is cost as of January 30, 1982 (the date on which we commenced real estate operations) unless acquired subsequent to that date see Column H.
(2)	Represents the contractual debt obligations.
(3)	The net basis of our assets and liabilities for tax reporting purposes is approximately $3.7 billion lower than the amount reported for financial statement purposes.
(4)	Date of original construction –– many properties have had substantial renovation or additional construction –– see Column D.
(5)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(AMOUNTS IN THOUSANDS)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2016	2015	2014
Real Estate
Balance at beginning of period	$18,090,137	$16,822,358	$15,392,968
Additions during the period:
Land	30,805	281,048	225,536
Buildings & improvements	1,074,259	1,288,136	1,348,153
	19,195,201	18,391,542	16,966,657
Less: Assets sold, written-off and deconsolidated	855,243	301,405	144,299
Balance at end of period	$18,339,958	$18,090,137	$16,822,358

Accumulated Depreciation
Balance at beginning of period	$3,418,267	$3,161,633	$2,829,862
Additions charged to operating expenses	478,788	459,612	461,689
	3,897,055	3,621,245	3,291,551
Less: Accumulated depreciation on assets sold, written-off and deconsolidated	383,481	202,978	129,918
Balance at end of period	$3,513,574	$3,418,267	$3,161,633

EXHIBIT INDEX

Exhibit No.
2.1	-	Master Transaction Agreement, dated as of October 31, 2016, by and among Vornado
Realty Trust, Vornado Realty L.P., JBG Properties, Inc., JBG/Operating Partners, L.P.,
certain affiliates of JBG Properties Inc. and JBG/Operating Partners set forth on
Schedule A thereto, JBG SMITH Properties and JBG SMITH Properties LP

3.1	-	Articles of Restatement of Vornado Realty Trust, as filed with the State	*
Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated
by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2	-	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 -	*
Incorporated by reference to Exhibit 3.12 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 1999 (File No. 001-11954), filed on
March 9, 2000

3.3	-	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A
(File No. 001-11954), filed on January 25, 2013

3.4	-	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P.,	*
dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.5	-	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by	*
reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6	-	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated	*
by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3
(File No. 333-50095), filed on April 14, 1998

3.7	-	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 30, 1998

3.8	-	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on February 9, 1999

3.9	-	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on March 17, 1999

3.10	-	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.11	-	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

3.12	-	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated	*
by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on July 7, 1999

___________________________________________
	*	Incorporated by reference.

3.13	-	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.14	-	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on
Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15	-	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 23, 1999

3.16	-	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated	*
by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on May 19, 2000

3.17	-	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on June 16, 2000

3.18	-	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 -	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on December 28, 2000

3.19	-	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 -	*
Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration
Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.20	-	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated	*
by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001 11954), filed on October 12, 2001

3.21	-	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 -	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on
Form 8 K (File No. 001-11954), filed on October 12, 2001

3.22	-	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on
Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.23	-	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated	*
by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.24	-	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by	*
reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for
the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.25	-	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 -	*
Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on
November 7, 2003

3.26	-	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 –	*
Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on
Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on
March 3, 2004

___________________________________________
	*	Incorporated by reference.

3.27	-	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated	*
by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on June 14, 2004

3.28	-	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 –	*
Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.29	-	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 –	*
Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty
L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.30	-	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.31	-	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on December 21, 2004

3.32	-	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on January 4, 2005

3.33	-	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated	*
by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on June 21, 2005

3.34	-	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by	*
reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K
(File No. 000-22685), filed on September 1, 2005

3.35	-	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 -	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on
Form 8-K (File No. 000-22685), filed on September 14, 2005

3.36	-	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of	*
December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006

3.37	-	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to
Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.38	-	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
May 3, 2006

3.39	-	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006

3.40	-	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007

___________________________________________
	*	Incorporated by reference.

3.41	-	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.42	-	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.43	-	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.44	-	Fortieth Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on
June 27, 2007

3.45	-	Forty-First Amendment to Second Amended and Restated Agreement of Limited	*
Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2008 (file No. 001-11954), filed on May 6, 2008

3.46	-	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2010

3.47	-	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado
Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011

3.48	-	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership	*
of Vornado Realty L.P., dated as of March 30, 2012 - Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on
April 5, 2012

3.49	-	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership	*
dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s
Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012

3.50	-	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership,	*
dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty
L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013

3.51	-	Forty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership	*
of Vornado Realty L.P., dated April 1, 2015 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on
April 2, 2015

4.1	-	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of	*
New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty
Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005
(File No. 001-11954), filed on April 28, 2005

___________________________________________
	*	Incorporated by reference.

4.2		-	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado	*
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

10.1		-	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29,	*
1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.2	**	-	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992	*
- Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.3	**	-	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust,	*
The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to
Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

10.4		-	Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado,	*
Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith
Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty
Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

10.5	**	-	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit
10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002
(File No. 001-06064), filed on August 7, 2002

10.6	**	-	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between	*
Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by
reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.7		-	Amended and Restated Management and Development Agreement, dated as of July 3, 2002,	*
by and between Alexander's, Inc., the subsidiaries party thereto and Vornado
Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's
Inc.'s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.8	**	-	Form of Vornado Realty Trust's 2002 Omnibus Share Plan - Incorporated by reference to	*
Exhibit 4.2 to Vornado Realty Trust's Registration Statement on Form S-8
(File No. 333-102216), filed on December 26, 2002.

10.9	**	-	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph	*
Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(File No. 001-11954), filed on August 1, 2006

10.10	**	-	Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between	*
Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

___________________________________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.11	**	-	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and	*
among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One
LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.12	**	-	Employment Agreement between Vornado Realty Trust and Mitchell Schear, as of April 19,	*
2007 – Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust’s Quarterly
Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 001-11954), filed on May 1, 2007

10.13	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow,	*
dated December 29, 2008. Incorporated by reference to Exhibit 10.48 to Vornado Realty
Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.
001-11954) filed on February 24, 2009

10.14	**	-	Amendment to Employment Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.49 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.15	**	-	Amendment to Indemnification Agreement between Vornado Realty Trust and David R.	*
Greenbaum, dated December 29, 2008. Incorporated by reference to Exhibit 10.50 to
Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31,
2008 (File No. 001-11954) filed on February 24, 2009

10.16	**	-	Amendment to Employment Agreement between Vornado Realty Trust and Mitchell N.	*
Schear, dated December 29, 2008. Incorporated by reference to Exhibit 10.51 to Vornado
Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File
No. 001-11954) filed on February 24, 2009

10.17	**	-	Vornado Realty Trust's 2010 Omnibus Share Plan - Incorporated by reference to Exhibit 10.41 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
(File No. 001-11954) filed on August 3, 2010

10.18	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Incentive / Non-Qualified Stock Option	*
Agreement. Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust's Current
Report on Form 8-K (File No. 001-11954) filed on April 5, 2012

10.19	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement.	*
Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust's Current Report on Form
8-K (File No. 001-11954) filed on April 5, 2012

10.20	**	-	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement.	*
Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form
8-K (File No. 001-11954) filed on April 5, 2012

10.21	**	-	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement.	*
Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form
10-K for the year ended December 31, 2012 (File No. 001-11954) filed on February 26, 2013

___________________________________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

10.22	**	-	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013

10.23	**	-	Employment agreement between Vornado Realty Trust and Stephen W. Theriot dated	*
June 1, 2013. Incorporated by reference to Exhibit 10.51 to Vornado Realty Trust’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-11954), filed on August 5, 2013

10.24	**	-	Employment agreement between Vornado Realty Trust and Michael J. Franco dated	*
January 10, 2014. Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust's
Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014

10.25	**	-	Form of Vornado Realty Trust 2014 Outperformance Plan Award Agreement. Incorporated	*
by reference to Exhibit 10.53 to Vornado Realty Trust's Quarterly Report on Form 10-Q
for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014

10.26		-	Amended and Restated Revolving Credit Agreement dated as of September 30, 2014, by and	*
among Vornado Realty L.P. as Borrower, Vornado Realty Trust as General Partner, the
Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A. as
Administrative Agent for the Banks. Incorporated by reference to Exhibit 10.54 to
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2014 (File No. 001-11954), filed on November 3, 2014

10.27	**	-	Form of Vornado Realty Trust 2016 Outperformance Plan Award Agreement. Incorporated by	*
reference to Exhibit 99.1 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on January 21, 2016

10.28		-	Term Loan Agreement dated as of October 30, 2015, by and among Vornado Realty L.P. as	*
Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank, N.A. as Administrative Agent for the Banks.
Incorporated by reference to Exhibit 10.32 to Vornado Realty Trust's Annual Report on
Form 10-K for the year ended December 31, 2015 (File No. 001-11954), filed on
February 16, 2016.

10.29		-	Amended and Restated Revolving Credit Agreement dated as of November 7, 2016, among
Vornado Realty L.P. as Borrower,Vornado Realty Trust as General Partner, the Banks
listed on the signature pages thereof, and JPMorgan Chase Bank N.A. as Administrative
Agent for the Banks.

___________________________________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

12.1	-	Computation of Ratios for Vornado Realty Trust

12.2		Computation of Ratios for Vornado Realty L.P.

21	-	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.

23.1	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust

23.2	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust

31.3	-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.

31.4	-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.

32.1	-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust

32.2	-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust

32.3	-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.

32.4	-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.

101.INS	-	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P.

101.SCH	-	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.