Form 10-K/A
period 2016-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2017-04-12
CIK 899689, 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

 (Amendment No.1)

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

Documents Incorporated by Reference

Part III:  Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 18, 2017.

Explanatory Note

In accordance with Rule 3-09 of Regulation S-X, Vornado Realty Trust (“Vornado”) and Vornado Realty L.P. (“the Operating Partnership”) are required to include in their combined Annual Report on Form 10-K for the year ended December 31, 2016, audited financial statements of Toys “R” Us, Inc. (“Toys”), an equity method investment in which Vornado owns approximately 32.5% of the common equity as of December 31, 2016.  On February 13, 2017, Vornado and the Operating Partnership filed their combined Annual Report on Form 10-K for the year ended December 31, 2016 with the Securities and Exchange Commission indicating on the cover page that they would file an amendment to their combined Form 10-K to include Toys’ audited financial statements and related disclosures as soon as practicable after they were available.

On April 12, 2017, Toys filed its Annual Report on Form 10-K for its fiscal year ended January 28, 2017.  Accordingly, Vornado and the Operating Partnership are filing this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to their combined Form 10-K, filed on February 13, 2017, to incorporate by reference to this Amendment No. 1, Toys’ audited financial statements and related disclosures and to similarly include the consent of Ernst & Young LLP, Toys’ independent registered public accounting firm with respect to its report on such audited financial statements for the years ended January 28, 2017 and January 30, 2016, and the consent of Deloitte & Touche LLP, Toys’ independent registered public accounting firm with respect to its report on such audited financial statements for the fiscal year ended January 31, 2015.

Except as otherwise expressly noted herein, this Amendment No. 1 does not reflect events occurring after the filing of Vornado and the Operating Partnership’s original combined Form 10-K on February 13, 2017.  Accordingly, this Amendment No. 1 should be read in conjunction with Vornado and the Operating Partnership’s original combined Form 10-K.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)              Vornado and the Operating Partnership’s consolidated financial statements are set forth in Item 8 of Vornado’s and the Operating Partnership’s combined Annual Report on Form 10-K filed on February 13, 2017 (the “Original Form 10-K”).

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of the Original Form 10-K.

II--Valuation and Qualifying Accounts--years ended December 31, 2016, 2015 and 2014

Page 168 of the Original Form 10-K.

III--Real Estate and Accumulated Depreciation as of December 31, 2016

Page 169 of the Original Form 10-K.

The consolidated financial statements of Toys R Us, Inc. are incorporated herein by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-11609), filed with the Securities and Exchange Commission on April 12, 2017.

See the exhibit index attached hereto and incorporated herein by reference.  The following exhibits listed on the exhibit index, which is incorporated herein by reference, are filed with this Annual Report on Form 10-K/A (Amendment No. 1).

Exhibits
12.1	-	Computation of Ratios for Vornado Realty Trust – Incorporated by reference to Exhibit 12.1 to the combined
Vornado Realty Trust and Vornado Realty L.P.’s Annual Report on Form 10-K for the year ended
December 31, 2016 (File No. 001-11954), filed on February 13, 2017.
12.2	-	Computation of Ratios for Vornado Realty L.P. – Incorporated by reference to Exhibit 12.2 to the combined
Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended
December 31, 2016 (File No. 001-11954), filed on February 13, 2017.
21	-	Subsidiaries of the Registrants – Incorporated by reference to Exhibit 21 to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended December 31, 2016
(File No. 001-11954), filed on February 13, 2017.
23.1	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust – Incorporated by reference to Exhibit 23.1 to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on Form 10-K
for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017
23.2	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P. – Incorporated by reference to Exhibit 23.2 to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on Form 10-K
for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017
23.3	-	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP
23.4	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust – Deloitte & Touche LLP
23.5	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P. – Deloitte & Touche LLP
31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
99.1	-	Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered Public Accounting Firm
thereon and Notes to Such Consolidated Financial Statements - Incorporated by reference to
Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017
(File No. 001-11609), filed with the Securities and Exchange Commission on April 12, 2017

101.INS	-	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P. – Incorporated by reference to Exhibit 101.INS to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on
Form 10-K for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017
101.SCH	-	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P. – Incorporated by reference to Exhibit 101.SCH to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on
Form 10-K for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P. – Incorporated
by reference to Exhibit 101.CAL to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual
Report on Form 10-K for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P. – Incorporated
by reference to Exhibit 101.DEF to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual
Report on Form 10-K for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017
101.LAB	-	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P. – Incorporated
by reference to Exhibit 101.LAB to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual
Report on Form 10-K for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P. –
Incorporated by reference to Exhibit 101.PRE to the combined Vornado Realty Trust and Vornado Realty
L.P.'s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-11954), filed on
February 13, 2017

(b)          See Exhibit Index attached to this Amendment No. 1.

(c)          The financial statements required by Rule 3-09 of Regulation S-X are listed as Exhibit 99.1 to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: April 12, 2017	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: April 12, 2017	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.
2.1	-	Master Transaction Agreement, dated as of October 31, 2016, by and among Vornado	*
Realty Trust, Vornado Realty L.P., JBG Properties, Inc., JBG/Operating Partners, L.P.,
certain affiliates of JBG Properties Inc. and JBG/Operating Partners set forth on
Schedule A thereto, JBG SMITH Properties and JBG SMITH Properties L.P. - Incorporated
by reference to Exhibit 2.1 to Vornado Realty Trust's Annual Report on Form 10-K for
the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017.

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
Incorporated by reference to Exhibit 10.32 to Vornado Realty Trust's Annual Report on
Form 10-K for the year ended December 31, 2015 (File No. 001-11954), filed on
February 16, 2016.

10.29		-	Amended and Restated Revolving Credit Agreement dated as of November 7, 2016, among	*
Vornado Realty L.P. as Borrower,Vornado Realty Trust as General Partner, the Banks
listed on the signature pages thereof, and JPMorgan Chase Bank N.A. as Administrative
Agent for the Banks. Incorporated by reference to Exhibit 10.29 to the combined Vornado
Realty Trust and Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended
December 31, 2016 (File No. 001-11954), filed on February 13, 2017.

___________________________________________
		*	Incorporated by reference.
		**	Management contract or compensatory agreement.

12.1	-	Computation of Ratios for Vornado Realty Trust – Incorporated by reference to Exhibit 12.1	*
to the combined Vornado Realty Trust and Vornado Realty L.P.’s Annual Report on Form
10-K for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017

12.2	-	Computation of Ratios for Vornado Realty L.P. – Incorporated by reference to Exhibit 12.2	*
to the combined Vornado Realty Trust and Vornado Realty L.P.’s Annaul Report on Form
10-K for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017

21	-	Subsidiaries of the Registrants – Incorporated by reference to Exhibit 21 to the combined	*
Vornado Realty Trust and Vornado Realty L.P.’s Annual Report on Form 10-K
for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017

23.1	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust –	*
Incorporated by reference to Exhibit 23.1 to the combined Vornado Realty Trust and
Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended December 31, 2016
(File No. 001-11954), filed on February 13, 2017

23.2	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P. –	*
Incorporated by reference to Exhibit 23.2 to the combined Vornado Realty Trust and
Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended December 31, 2016
(File No. 001-11954), filed on February 13, 2017

23.3	-	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

23.4	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust –
Deloitte & Touche LLP

23.5	-	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P. –
Deloitte & Touche LLP

31.1	-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust

31.2	-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust

31.3	-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.

31.4	-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.

32.1	-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust

32.2	-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust

32.3	-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.

32.4	-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.

99.1	-	Consolidated Financial Statements of Toys R Us, Inc., Report of Independent Registered Public	*
Accounting Firm thereon and Notes to Such Consolidated Financial Statements - Incorporated
by reference to Item 8 of Toys R Us, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (File No. 001-11609), filed with the Securities and Exchange
Commission on April 12, 2017

___________________________________________
	*	Incorporated by reference.

101.INS	-	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P. – Incorporated by	*
reference to Exhibit 101.INS to the combined Vornado Realty Trust and Vornado Realty L.P.'s
Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-11954), filed on February 13, 2017

101.SCH	-	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P. –	*
Incorporated by reference to Exhibit 101.SCH to the combined Vornado Realty Trust and
Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended December 31, 2016
(File No. 001-11954), filed on February 13, 2017

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty	*
L.P. – Incorporated by reference to Exhibit 101.CAL to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended
December 31, 2016 (File No. 001-11954), filed on February 13, 2017

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty	*
L.P. – Incorporated by reference to Exhibit 101.DEF to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended
December 31, 2016 (File No. 001-11954), filed on February 13, 2017

101.LAB	-	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P. –	*
Incorporated by reference to Exhibit 101.LAB to the combined Vornado Realty Trust and
Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended December 31, 2016
(File No. 001-11954), filed on February 13, 2017

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty	*
L.P. – Incorporated by reference to Exhibit 101.PRE to the combined Vornado Realty Trust and Vornado Realty L.P.'s Annual Report on Form 10-K for the year ended
December 31, 2016 (File No. 001-11954), filed on February 13, 2017

___________________________________________
	*	Incorporated by reference.