Form 10-Q
period 2017-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2017-05-01
CIK 899689, 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954 (Vornado Realty Trust)
Commission File Number:	001-34482 (Vornado Realty L.P.)

Vornado Realty Trust Vornado Realty L.P.

 (Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York, 10019

(Address of principal executive offices) (Zip Code)

(212) 894-7000

(Registrants’ telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Vornado Realty Trust: Yes ☑  No ☐   Vornado Realty L.P.: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Vornado Realty Trust: Yes ☑  No ☐   Vornado Realty L.P.: Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Vornado Realty Trust:

☑Large Accelerated Filer	☐ Accelerated Filer
☐Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company
☐ Emerging Growth Company

Vornado Realty L.P.:

☐ Large Accelerated Filer	☐ Accelerated Filer
☑Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company
☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Vornado Realty Trust: Yes ☐  No ☑   Vornado Realty L.P.: Yes ☐  No ☑

As of March 31, 2017, 189,343,482 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Vornado Realty Trust and Vornado Realty L.P.  Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 93.6% limited partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.

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

The Company believes that combining the quarterly reports on Form 10-Q of Vornado and the Operating Partnership into this single report provides the following benefits:

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

The Company believes it is important to understand the few differences between Vornado and the Operating Partnership in the context of how Vornado and the Operating Partnership operate as a consolidated company. The financial results of the Operating Partnership are consolidated into the financial statements of Vornado. Vornado does not have any other significant assets, liabilities or operations, other than its investment in the Operating Partnership.  The Operating Partnership, not Vornado, generally executes all significant business relationships other than transactions involving the securities of Vornado. The Operating Partnership holds substantially all of the assets of Vornado. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by Vornado, which are contributed to the capital of the Operating Partnership in exchange for units of limited partnership in the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit facility, the issuance of secured and unsecured debt and equity securities, and proceeds received from the disposition of certain properties.

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:
	•	Note 10. Redeemable Noncontrolling Interests/Redeemable Partnership Units
	•	Note 18. Income (Loss) Per Share/Income (Loss) Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

  This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of Vornado and the Operating Partnership in order to establish that the requisite certifications have been made and that Vornado and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

PART I.	Financial Information:	Page Number

Item 1.	Financial Statements of Vornado Realty Trust:

	Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016	5

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	6

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	7

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	8

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	10

	Financial Statements of Vornado Realty L.P.:

	Consolidated Balance Sheets (Unaudited) as of March 31, 2017 and December 31, 2016	12

	Consolidated Statements of Income (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	13

	Consolidated Statements of Comprehensive Income (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	14

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	15

	Consolidated Statements of Cash Flows (Unaudited) for the
	Three Months Ended March 31, 2017 and 2016	17

	Vornado Realty Trust and Vornado Realty L.P.:

	Notes to Consolidated Financial Statements (Unaudited)	19

	Reports of Independent Registered Public Accounting Firm	41

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	74

PART II.	Other Information:

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	75

SIGNATURES		76

EXHIBIT INDEX		78

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	March 31, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land	$4,056,666	$4,065,142
Buildings and improvements	12,727,776	12,727,980
Development costs and construction in progress	1,564,647	1,430,276
Leasehold improvements and equipment	117,246	116,560
Total	18,466,335	18,339,958
Less accumulated depreciation and amortization	(3,604,348)	(3,513,574)
Real estate, net	14,861,987	14,826,384
Cash and cash equivalents	1,484,814	1,501,027
Restricted cash	98,191	98,295
Marketable securities	188,695	203,704
Tenant and other receivables, net of allowance for doubtful accounts of $10,711 and $10,920	86,753	94,467
Investments in partially owned entities	1,415,747	1,428,019
Real estate fund investments	454,946	462,132
Receivable arising from the straight-lining of rents, net of allowance of $1,744 and $2,227	1,048,940	1,032,736
Deferred leasing costs, net of accumulated amortization of $239,415 and $228,862	452,187	454,345
Identified intangible assets, net of accumulated amortization of $203,668 and $207,330	184,009	192,731
Assets related to discontinued operations	4,416	5,570
Other assets	450,763	515,437
	$20,731,448	$20,814,847

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$9,281,280	$9,278,263
Senior unsecured notes, net	845,932	845,577
Unsecured term loan, net	372,595	372,215
Unsecured revolving credit facilities	115,630	115,630
Accounts payable and accrued expenses	451,156	458,694
Deferred revenue	274,477	287,846
Deferred compensation plan	124,933	121,374
Liabilities related to discontinued operations	2,670	2,870
Other liabilities	433,374	435,436
Total liabilities	11,902,047	11,917,905
Commitments and contingencies	-	-
Redeemable noncontrolling interests:
Class A units - 12,567,493 and 12,197,162 units outstanding	1,260,646	1,273,018
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable noncontrolling interests	1,266,074	1,278,446
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 42,824,829 shares	1,038,049	1,038,055
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 189,343,482 and 189,100,876 shares	7,551	7,542
Additional capital	7,183,324	7,153,332
Earnings less than distributions	(1,506,236)	(1,419,382)
Accumulated other comprehensive income	119,019	118,972
Total Vornado shareholders' equity	6,841,707	6,898,519
Noncontrolling interests in consolidated subsidiaries	721,620	719,977
Total equity	7,563,327	7,618,496
	$20,731,448	$20,814,847

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2017	2016
REVENUES:
Property rentals	$513,818	$519,492
Tenant expense reimbursements	67,670	59,575
Fee and other income	39,360	33,970
Total revenues	620,848	613,037
EXPENSES:
Operating	260,907	256,349
Depreciation and amortization	138,811	142,957
General and administrative	56,658	48,704
Acquisition and transaction related costs	8,005	4,607
Skyline properties impairment loss	-	160,700
Total expenses	464,381	613,317
Operating income (loss)	156,467	(280)
Income (loss) from partially owned entities	1,445	(4,240)
Income from real estate fund investments	268	11,284
Interest and other investment income, net	9,228	3,518
Interest and debt expense	(94,285)	(100,489)
Net gains on disposition of wholly owned and partially owned assets	501	714
Income (loss) before income taxes	73,624	(89,493)
Income tax expense	(2,205)	(2,831)
Income (loss) from continuing operations	71,419	(92,324)
Income from discontinued operations	2,428	716
Net income (loss)	73,847	(91,608)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(6,737)	(9,678)
Operating Partnership	(3,229)	7,487
Net income (loss) attributable to Vornado	63,881	(93,799)
Preferred share dividends	(16,129)	(20,364)
NET INCOME (LOSS) attributable to common shareholders	$47,752	$(114,163)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) from continuing operations, net	$0.24	$(0.61)
Income from discontinued operations, net	0.01	-
Net income (loss) per common share	$0.25	$(0.61)
Weighted average shares outstanding	189,210	188,658

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) from continuing operations, net	$0.24	$(0.61)
Income from discontinued operations, net	0.01	-
Net income (loss) per common share	$0.25	$(0.61)
Weighted average shares outstanding	190,372	188,658

DIVIDENDS PER COMMON SHARE	$0.71	$0.63

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$73,847	$(91,608)
Other comprehensive (loss) income:
(Reduction) increase in unrealized net gain on available-for-sale securities	(15,009)	11,094
Pro rata share of amounts reclassified from accumulated other comprehensive income
of a nonconsolidated subsidiary	9,268	-
Pro rata share of other comprehensive (loss) income of nonconsolidated subsidiaries	(51)	6
Increase (reduction) in value of interest rate swaps and other	5,842	(4,195)
Comprehensive income (loss)	73,897	(84,703)
Less comprehensive income attributable to noncontrolling interests	(9,969)	(2,618)
Comprehensive income (loss) attributable to Vornado	$63,928	$(87,321)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,542	$7,153,332	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to
Vornado	-	-	-	-	-	63,881	-	-	63,881
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	6,737	6,737
Dividends on common shares	-	-	-	-	-	(134,332)	-	-	(134,332)
Dividends on preferred shares	-	-	-	-	-	(16,129)	-	-	(16,129)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	140	6	14,733	-	-	-	14,739
Under employees' share
option plan	-	-	96	3	8,094	-	-	-	8,097
Under dividend reinvestment plan	-	-	3	-	387	-	-	-	387
Contributions	-	-	-	-	-	-	-	75	75
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(4,528)	(4,528)
Other	-	-	-	-	-	-	-	(590)	(590)
Conversion of Series A preferred
shares to common shares	-	(6)	-	-	6	-	-	-	-
Deferred compensation shares
and options	-	-	3	-	575	(264)	-	-	311
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	(15,009)	-	(15,009)
Pro rata share of amounts
reclassified related to a
nonconsolidated subsidiary	-	-	-	-	-	-	9,268	-	9,268
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(51)	-	(51)
Increase in value of interest
rate swaps	-	-	-	-	-	-	5,842	-	5,842
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	6,197	-	-	-	6,197
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(3)	-	(3)
Other	-	-	-	-	-	(10)	-	(51)	(61)
Balance, March 31, 2017	42,825	$1,038,049	189,343	$7,551	$7,183,324	$(1,506,236)	$119,019	$721,620	$7,563,327

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

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$73,847	$(91,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	145,886	150,648
Distributions of income from partially owned entities	18,226	24,747
Other non-cash adjustments	17,535	15,248
Straight-lining of rents	(15,522)	(41,626)
Amortization of below-market leases, net	(11,459)	(17,507)
Net realized and unrealized loss (gain) on real estate fund investments	6,946	(6,611)
Net gains on sale of real estate and other	(2,267)	-
Equity in net (income) loss of partially owned entities	(1,445)	4,240
Net gains on disposition of wholly owned and partially owned assets	(501)	(714)
Skyline properties impairment loss	-	160,700
Return of capital from real estate fund investments	-	14,676
Changes in operating assets and liabilities:
Tenant and other receivables, net	6,947	800
Prepaid assets	68,445	64,851
Other assets	(12,766)	(20,113)
Accounts payable and accrued expenses	8,315	12,774
Other liabilities	(902)	1,027
Net cash provided by operating activities	301,285	271,532

Cash Flows from Investing Activities:
Development costs and construction in progress	(98,227)	(127,283)
Additions to real estate	(67,363)	(77,243)
Distributions of capital from partially owned entities	11,592	30,637
Investments in partially owned entities	(6,679)	(63,188)
Proceeds from sales of real estate and related investments	5,180	2,867
Acquisitions of real estate and other	(1,171)	(938)
Proceeds from repayments of mortgage loans receivable	14	11
Net cash used in investing activities	(156,654)	(235,137)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Financing Activities:
Dividends paid on common shares	$(134,332)	$(118,867)
Dividends paid on preferred shares	(16,129)	(20,364)
Distributions to noncontrolling interests	(14,281)	(21,474)
Proceeds received from exercise of employee share options	8,484	2,523
Repayments of borrowings	(6,987)	(909,617)
Proceeds from borrowings	2,529	887,500
Repurchase of shares related to stock compensation agreements and related
tax withholdings and other	(264)	(185)
Contributions from noncontrolling interests	75	-
Debt issuance and other costs	(43)	(16,704)
Net cash used in financing activities	(160,948)	(197,188)
Net decrease in cash and cash equivalents and restricted cash	(16,317)	(160,793)
Cash and cash equivalents and restricted cash at beginning of period	1,599,322	1,943,506
Cash and cash equivalents and restricted cash at end of period	$1,583,005	$1,782,713

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,501,027	$1,835,707
Restricted cash at beginning of period	98,295	107,799
Cash and cash equivalents and restricted cash at beginning of period	$1,599,322	$1,943,506

Cash and cash equivalents at end of period	$1,484,814	$1,673,566
Restricted cash at end of period	98,191	109,147
Cash and cash equivalents and restricted cash at end of period	$1,583,005	$1,782,713

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $9,364 and $7,497	$88,078	$91,719
Cash payments for income taxes	$1,512	$2,193

Non-Cash Investing and Financing Activities:
Accrued capital expenditures included in accounts payable and accrued expenses	$57,993	$113,755
Write-off of fully depreciated assets	(15,809)	(187,419)
(Reduction) increase in unrealized net gain on available-for-sale securities	(15,009)	11,094
Adjustments to carry redeemable Class A units at redemption value	6,197	36,524

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	March 31, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land	$4,056,666	$4,065,142
Buildings and improvements	12,727,776	12,727,980
Development costs and construction in progress	1,564,647	1,430,276
Leasehold improvements and equipment	117,246	116,560
Total	18,466,335	18,339,958
Less accumulated depreciation and amortization	(3,604,348)	(3,513,574)
Real estate, net	14,861,987	14,826,384
Cash and cash equivalents	1,484,814	1,501,027
Restricted cash	98,191	98,295
Marketable securities	188,695	203,704
Tenant and other receivables, net of allowance for doubtful accounts of $10,711 and $10,920	86,753	94,467
Investments in partially owned entities	1,415,747	1,428,019
Real estate fund investments	454,946	462,132
Receivable arising from the straight-lining of rents, net of allowance of $1,744 and $2,227	1,048,940	1,032,736
Deferred leasing costs, net of accumulated amortization of $239,415 and $228,862	452,187	454,345
Identified intangible assets, net of accumulated amortization of $203,668 and $207,330	184,009	192,731
Assets related to discontinued operations	4,416	5,570
Other assets	450,763	515,437
	$20,731,448	$20,814,847

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$9,281,280	$9,278,263
Senior unsecured notes, net	845,932	845,577
Unsecured term loan, net	372,595	372,215
Unsecured revolving credit facilities	115,630	115,630
Accounts payable and accrued expenses	451,156	458,694
Deferred revenue	274,477	287,846
Deferred compensation plan	124,933	121,374
Liabilities related to discontinued operations	2,670	2,870
Other liabilities	433,374	435,436
Total liabilities	11,902,047	11,917,905
Commitments and contingencies	-	-
Redeemable partnership units:
Class A units - 12,567,493 and 12,197,162 units outstanding	1,260,646	1,273,018
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	1,266,074	1,278,446
Equity:
Partners' capital	8,228,924	8,198,929
Earnings less than distributions	(1,506,236)	(1,419,382)
Accumulated other comprehensive income	119,019	118,972
Total Vornado Realty L.P. equity	6,841,707	6,898,519
Noncontrolling interests in consolidated subsidiaries	721,620	719,977
Total equity	7,563,327	7,618,496
	$20,731,448	$20,814,847

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2017	2016
REVENUES:
Property rentals	$513,818	$519,492
Tenant expense reimbursements	67,670	59,575
Fee and other income	39,360	33,970
Total revenues	620,848	613,037
EXPENSES:
Operating	260,907	256,349
Depreciation and amortization	138,811	142,957
General and administrative	56,658	48,704
Acquisition and transaction related costs	8,005	4,607
Skyline properties impairment loss	-	160,700
Total expenses	464,381	613,317
Operating income (loss)	156,467	(280)
Income (loss) from partially owned entities	1,445	(4,240)
Income from real estate fund investments	268	11,284
Interest and other investment income, net	9,228	3,518
Interest and debt expense	(94,285)	(100,489)
Net gains on disposition of wholly owned and partially owned assets	501	714
Income (loss) before income taxes	73,624	(89,493)
Income tax expense	(2,205)	(2,831)
Income (loss) from continuing operations	71,419	(92,324)
Income from discontinued operations	2,428	716
Net income (loss)	73,847	(91,608)
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(6,737)	(9,678)
Net income (loss) attributable to Vornado Realty L.P.	67,110	(101,286)
Preferred unit distributions	(16,178)	(20,412)
NET INCOME (LOSS) attributable to Class A unitholders	$50,932	$(121,698)

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Income (loss) from continuing operations, net	$0.24	$(0.61)
Income from discontinued operations, net	0.01	-
Net income (loss) per Class A unit	$0.25	$(0.61)
Weighted average units outstanding	200,845	200,072

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Income (loss) from continuing operations, net	$0.24	$(0.61)
Income from discontinued operations, net	0.01	-
Net income (loss) per Class A unit	$0.25	$(0.61)
Weighted average units outstanding	202,647	200,072

DISTRIBUTIONS PER CLASS A UNIT	$0.71	$0.63

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$73,847	$(91,608)
Other comprehensive (loss) income:
(Reduction) increase in unrealized net gain on available-for-sale securities	(15,009)	11,094
Pro rata share of amounts reclassified from accumulated other comprehensive income
of a nonconsolidated subsidiary	9,268	-
Pro rata share of other comprehensive (loss) income of nonconsolidated subsidiaries	(51)	6
Increase (reduction) in value of interest rate swaps and other	5,842	(4,195)
Comprehensive income (loss)	73,897	(84,703)
Less comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	(6,737)	(9,678)
Comprehensive income (loss) attributable to Vornado Realty L.P.	$67,160	$(94,381)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,160,874	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado Realty L.P.	-	-	-	-	67,110	-	-	67,110
Net income attributable to redeemable
partnership units	-	-	-	-	(3,229)	-	-	(3,229)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	6,737	6,737
Distributions to Vornado	-	-	-	-	(134,332)	-	-	(134,332)
Distributions to preferred unitholders	-	-	-	-	(16,129)	-	-	(16,129)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	140	14,739	-	-	-	14,739
Under Vornado's employees' share option
plan	-	-	96	8,097	-	-	-	8,097
Under Vornado's dividend reinvestment plan	-	-	3	387	-	-	-	387
Contributions	-	-	-	-	-	-	75	75
Distributions:
Real estate fund investments	-	-	-	-	-	-	(4,528)	(4,528)
Other	-	-	-	-	-	-	(590)	(590)
Conversion of Series A preferred units
to Class A units	-	(6)	-	6	-	-	-	-
Deferred compensation units and options	-	-	3	575	(264)	-	-	311
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	(15,009)	-	(15,009)
Pro rata share of amounts
reclassified related to a
nonconsolidated subsidiary	-	-	-	-	-	9,268	-	9,268
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(51)	-	(51)
Increase in value of interest rate swaps	-	-	-	-	-	5,842	-	5,842
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	6,197	-	-	-	6,197
Redeemable partnership units' share of the above
adjustments	-	-	-	-	-	(3)	-	(3)
Other	-	-	-	-	(10)	-	(51)	(61)
Balance, March 31, 2017	42,825	$1,038,049	189,343	$7,190,875	$(1,506,236)	$119,019	$721,620	$7,563,327

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,140,500	$(1,766,780)	$46,921	$778,483	$7,476,078
Net loss attributable to Vornado Realty L.P.	-	-	-	-	(101,286)	-	-	(101,286)
Net loss attributable to redeemable
partnership units	-	-	-	-	7,487	-	-	7,487
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	9,678	9,678
Distributions to Vornado	-	-	-	-	(118,867)	-	-	(118,867)
Distributions to preferred unitholders	-	-	-	-	(20,364)	-	-	(20,364)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	157	14,482	-	-	-	14,482
Under Vornado's employees' share option plan	-	-	26	2,166	-	-	-	2,166
Under Vornado's dividend reinvestment plan	-	-	4	357	-	-	-	357
Distributions:
Real estate fund investments	-	-	-	-	-	-	(13,487)	(13,487)
Other	-	-	-	-	-	-	(152)	(152)
Deferred compensation units and options	-	-	7	536	(186)	-	-	350
Increase in unrealized net gain
on available-for-sale securities	-	-	-	-	-	11,094	-	11,094
Pro rata share of other comprehensive income
of nonconsolidated subsidiaries	-	-	-	-	-	6	-	6
Reduction in value of interest rate swaps	-	-	-	-	-	(4,195)	-	(4,195)
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	36,524	-	-	-	36,524
Redeemable partnership units' share of
the above adjustments	-	-	-	-	-	(427)	-	(427)
Other	-	-	-	-	2	-	110	112
Balance, March 31, 2016	52,677	$1,276,954	188,771	$7,194,565	$(1,999,994)	$53,399	$774,632	$7,299,556

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$73,847	$(91,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	145,886	150,648
Distributions of income from partially owned entities	18,226	24,747
Other non-cash adjustments	17,535	15,248
Straight-lining of rents	(15,522)	(41,626)
Amortization of below-market leases, net	(11,459)	(17,507)
Net realized and unrealized loss (gain) on real estate fund investments	6,946	(6,611)
Net gains on sale of real estate and other	(2,267)	-
Equity in net (income) loss of partially owned entities	(1,445)	4,240
Net gains on disposition of wholly owned and partially owned assets	(501)	(714)
Skyline properties impairment loss	-	160,700
Return of capital from real estate fund investments	-	14,676
Changes in operating assets and liabilities:
Tenant and other receivables, net	6,947	800
Prepaid assets	68,445	64,851
Other assets	(12,766)	(20,113)
Accounts payable and accrued expenses	8,315	12,774
Other liabilities	(902)	1,027
Net cash provided by operating activities	301,285	271,532

Cash Flows from Investing Activities:
Development costs and construction in progress	(98,227)	(127,283)
Additions to real estate	(67,363)	(77,243)
Distributions of capital from partially owned entities	11,592	30,637
Investments in partially owned entities	(6,679)	(63,188)
Proceeds from sales of real estate and related investments	5,180	2,867
Acquisitions of real estate and other	(1,171)	(938)
Proceeds from repayments of mortgage loans receivable	14	11
Net cash used in investing activities	(156,654)	(235,137)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Financing Activities:
Distributions to Vornado	$(134,332)	$(118,867)
Distributions to preferred unitholders	(16,129)	(20,364)
Distributions to redeemable security holders and noncontrolling interests in
consolidated subsidiaries	(14,281)	(21,474)
Proceeds received from exercise of Vornado stock options	8,484	2,523
Repayments of borrowings	(6,987)	(909,617)
Proceeds from borrowings	2,529	887,500
Repurchase of Class A units related to stock compensation agreements and related
tax withholdings and other	(264)	(185)
Contributions from noncontrolling interests in consolidated subsidiaries	75	-
Debt issuance and other costs	(43)	(16,704)
Net cash used in financing activities	(160,948)	(197,188)
Net decrease in cash and cash equivalents and restricted cash	(16,317)	(160,793)
Cash and cash equivalents and restricted cash at beginning of period	1,599,322	1,943,506
Cash and cash equivalents and restricted cash at end of period	$1,583,005	$1,782,713

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,501,027	$1,835,707
Restricted cash at beginning of period	98,295	107,799
Cash and cash equivalents and restricted cash at beginning of period	$1,599,322	$1,943,506

Cash and cash equivalents at end of period	$1,484,814	$1,673,566
Restricted cash at end of period	98,191	109,147
Cash and cash equivalents and restricted cash at end of period	$1,583,005	$1,782,713

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $9,364 and $7,497	$88,078	$91,719
Cash payments for income taxes	$1,512	$2,193

Non-Cash Investing and Financing Activities:
Accrued capital expenditures included in accounts payable and accrued expenses	$57,993	$113,755
Write-off of fully depreciated assets	(15,809)	(187,419)
(Reduction) increase in unrealized net gain on available-for-sale securities	(15,009)	11,094
Adjustments to carry redeemable Class A units at redemption value	6,197	36,524

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Organization

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.6% of the common limited partnership interest in, the Operating Partnership at March 31, 2017.  All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

On October 31, 2016, Vornado’s Board of Trustees approved the tax-free spin-off of our Washington, DC segment and we entered into a definitive agreement to combine it with the management business and certain Washington, DC assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, will be Chairman of the Board of Trustees of the new company, which will be named JBG SMITH Properties.  Mitchell Schear, President of our Washington, DC business, will be a member of the Board of Trustees of the new company.  The pro rata distribution to Vornado common shareholders and Class A Operating Partnership unitholders is intended to be treated as a tax-free spin-off for U.S. federal income tax purposes. It is expected to be made on a pro rata 1:2 basis.  We expect the spin-off and merger to be completed by the end of the second quarter of 2017, subject to certain conditions, including the SEC declaring the Form 10 registration statement effective, filing and approval of the new company’s listing application, receipt of regulatory approvals and third party consents by each of the Company and JBG, and formal declaration of the distribution by Vornado’s Board of Trustees. The distribution and combination are not subject to a vote by Vornado’s shareholders or Operating Partnership unitholders. Vornado’s Board of Trustees has approved the transaction.  JBG has obtained all requisite approvals from its investment funds for this transaction.  There can be no assurance that this transaction will be completed.

2.    Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries.  All inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. When adopting this standard, we are permitted to use either the full retrospective method or the modified retrospective method.  We will adopt this standard effective as of January 1, 2018 and currently expect to utilize the modified retrospective method of adoption. We have commenced the execution of our project plan for adopting this standard, which consists of gathering and evaluating the inventory of our revenue streams.  We expect this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases upon the adoption of (“ASU 2016-02”) Leases with no impact on “total revenues.”  We expect this standard will have an impact on the timing of gains on certain sales of real estate. We are continuing to evaluate the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  While the adoption of this standard requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive income.”

In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are a lessee.  We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard.  We also expect that this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases with no impact on “total revenues.” In particular, lease components, such as reimbursable real estate taxes and insurance expenses, will be presented in “property rentals” and non-lease components, such as reimbursable operating expenses, will be presented in “expense reimbursements” on our consolidated statements of income.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation.  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The adoption of this update as of January 1, 2017, did not have a material impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature - continued

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  We elected to early adopt ASU 2016-15 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. The adoption of ASU 2016-15 impacted our classification of distributions received from equity method investees. We selected the nature of earnings approach for classifying distributions. Under this approach, the distributions from equity method investees are classified on the basis of the nature of the activity of the investee that generated the distribution.  The retrospective application of ASU 2016-15 resulted in the reclassification of certain distributions of income from partially owned entities to distributions of capital from partially owned entities, which reduced net cash provided by operating activities and net cash used in investing activities by $5,113,000 for the three months ended March 31, 2016.

In November 2016, the FASB issued an update (“ASU 2016-18”) Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  We elected to early adopt ASU 2016-18 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows.  Accordingly, the consolidated statements of cash flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. Restricted cash primarily consists of security deposits, cash restricted for the purposes of facilitating a Section 1031 Like-Kind Exchange, cash restricted in connection with our deferred compensation plan and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

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

At March 31, 2017, we had six real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $454,946,000, or $142,346,000 in excess of cost, and had remaining unfunded commitments of $117,907,000, of which our share was $34,422,000.  Below is a summary of income from the Fund and the Crowne Plaza Joint Venture for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Net investment income	$7,214	$4,673
Net realized gains on exited investments	241	14,676
Previously recorded unrealized gain on exited investment	-	(14,254)
Net unrealized (loss) gain on held investments	(7,187)	6,189
Income from real estate fund investments (1)	268	11,284
Less income attributable to noncontrolling interests in consolidated subsidiaries	(3,503)	(5,973)
(Loss) income from real estate fund investments attributable to the Operating Partnership	(3,235)	5,311
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	202	(329)
(Loss) income from real estate fund investments attributable to Vornado	$(3,033)	$4,982

(1)

Excludes $1,000 and $760 of management and leasing fees for the three months ended March 31, 2017 and 2016, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

5.    Marketable Securities

Below is a summary of our marketable securities portfolio as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	As of March 31, 2017			As of December 31, 2016
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$184,320	$72,549	$111,771	$199,465	$72,549	$126,916
Other	4,375	650	3,725	4,239	650	3,589
	$188,695	$73,199	$115,496	$203,704	$73,199	$130,505

6.    Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2017, we own 1,654,068 Alexander’s common shares, representing a 32.4% interest in Alexander’s.  We account for our investment in Alexander’s under the equity method.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of March 31, 2017, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements (“ASC 820”)) of our investment in Alexander’s, based on Alexander’s March 31, 2017 closing share price of $431.86, was $714,326,000, or $586,418,000 in excess of the carrying amount on our consolidated balance sheet.  As of March 31, 2017, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,651,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Urban Edge Properties (“UE”) (NYSE: UE)

As of March 31, 2017, we own 5,717,184 UE operating partnership units, representing a 5.4% ownership interest in UE.  We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis.  In 2017 and 2016, we provided UE with information technology support.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets.  As of March 31, 2017, the fair value of our investment in UE, based on UE’s March 31, 2017 closing share price of $26.30, was $150,362,000, or $126,004,000 in excess of the carrying amount on our consolidated balance sheet.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of March 31, 2017, we own 6,250,000 PREIT operating partnership units, representing an 8.0% interest in PREIT.  We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.  As of March 31, 2017, the fair value of our investment in PREIT, based on PREIT’s March 31, 2017 closing share price of $15.14, was $94,625,000, or $25,018,000 below the carrying amount on our consolidated balance sheet.  As of March 31, 2017, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $68,845,000.  The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in PREIT’s net loss.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and income (loss) from, partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	Balance as of
		March 31, 2017	March 31, 2017	December 31, 2016
Investments:
	Partially owned office buildings (1)	Various	$786,387	$797,205
	Alexander’s	32.4%	127,908	129,324
	PREIT	8.0%	119,643	122,883
	India real estate ventures	4.1%-36.5%	31,519	30,290
	UE	5.4%	24,358	24,523
	Other investments (2)	Various	325,932	323,794
			$1,415,747	$1,428,019

	7 West 34th Street (3)	53.0%	$(44,291)	$(43,022)

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.
(2)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street, Toys "R" Us, Inc. (which has a carrying amount of zero) and others.
(3)	Our negative basis results from a deferred gain from the sale of a 47.0% ownership interest in the property and is included in "other liabilities" on our consolidated balance sheet.

(Amounts in thousands)		Percentage
		Ownership at	For the Three Months Ended March 31,
		March 31, 2017	2017	2016
Our Share of Net Income (Loss):
	Alexander's (see page 23 for details):
	Equity in net income	32.4%	$6,892	$6,937
	Management, leasing and development fees		1,509	1,725
			8,401	8,662
	UE (see page 23 for details):
	Equity in net income	5.4%	1,091	876
	Management fees		209	209
			1,300	1,085

	Partially owned office buildings (1)	Various	(10,054)	(14,249)

	India real estate ventures	4.1%-36.5%	1,654	(686)

	PREIT (see page 23 for details)	8.0%	(2,830)	(4,288)

	Other investments (2)	Various	2,974	5,236

			$1,445	$(4,240)

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.
(2)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Dispositions

Discontinued Operations

The tables below set forth the assets and liabilities related to discontinued operations as of March 31, 2017 and December 31, 2016 and their combined results of operations and cash flows for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	Balance as of
	March 31, 2017	December 31, 2016
Assets related to discontinued operations:
Real estate, net	$1,927	$2,642
Other assets	2,489	2,928
	$4,416	$5,570

Liabilities related to discontinued operations:
Other liabilities	$2,670	$2,870

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Income from discontinued operations:
Total revenues	$324	$1,182
Total expenses	163	466
	161	716
Net gain on sale of real estate	2,267	-
Income from discontinued operations	$2,428	$716

Cash flows related to discontinued operations:
Cash flows from operating activities	$(37)	$1,654
Cash flows from investing activities	3,419	-

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	Balance as of
	March 31, 2017	December 31, 2016
Identified intangible assets:
Gross amount	$387,677	$400,061
Accumulated amortization	(203,668)	(207,330)
Net	$184,009	$192,731
Identified intangible liabilities (included in deferred revenue):
Gross amount	$586,969	$586,969
Accumulated amortization	(335,798)	(323,183)
Net	$251,171	$263,786

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $11,459,000 and $17,507,000 for the three months ended March 31, 2017 and 2016, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$44,346
2019	32,168
2020	23,343
2021	18,159
2022	15,009

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $7,108,000 and $7,793,000 for the three months ended March 31, 2017 and 2016, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$20,059
2019	15,720
2020	12,275
2021	11,177
2022	9,395

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense (a component of operating expense) of $458,000 and $458,000 for the three months ended March 31, 2017 and 2016.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$1,832
2019	1,832
2020	1,832
2021	1,832
2022	1,832

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Debt

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at	Balance as of
	March 31, 2017	March 31, 2017	December 31, 2016
Mortgages Payable:
Fixed rate	3.84%	$6,092,346	$6,099,873
Variable rate	2.68%	3,277,493	3,274,424
Total	3.43%	9,369,839	9,374,297
Deferred financing costs, net and other		(88,559)	(96,034)
Total, net		$9,281,280	$9,278,263

Unsecured Debt:
Senior unsecured notes	3.68%	$850,000	$850,000
Deferred financing costs, net and other		(4,068)	(4,423)
Senior unsecured notes, net		845,932	845,577

Unsecured term loan	2.11%	375,000	375,000
Deferred financing costs, net and other		(2,405)	(2,785)
Unsecured term loan, net		372,595	372,215

Unsecured revolving credit facilities	1.88%	115,630	115,630

Total, net		$1,334,157	$1,333,422

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

10.    Redeemable Noncontrolling Interests/Redeemable Partnership Units

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

(Amounts in thousands)
Balance at December 31, 2015	$1,229,221
Net loss	(7,487)
Other comprehensive income	427
Distributions	(7,835)
Redemption of Class A units for common shares/units, at redemption value	(14,482)
Adjustments to carry redeemable Class A units at redemption value	(36,524)
Other, net	14,364
Balance at March 31, 2016	$1,177,684

Balance at December 31, 2016	$1,278,446
Net income	3,229
Other comprehensive income	3
Distributions	(9,163)
Redemption of Class A units for common shares/units, at redemption value	(14,739)
Adjustments to carry redeemable Class A units at redemption value	(6,197)
Other, net	14,495
Balance at March 31, 2017	$1,266,074

As of March 31, 2017 and December 31, 2016, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $1,260,646,000 and $1,273,018,000, respectively.

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of March 31, 2017 and December 31, 2016.    Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

11.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)		Securities	Pro rata share of		Interest
		available-	nonconsolidated		rate
	Total	for-sale	subsidiaries' OCI		swaps	Other
For the Three Months Ended March 31, 2017
Balance as of December 31, 2016	$118,972	$130,505	$(12,058)		$8,066	$(7,541)
OCI before reclassifications	(9,221)	(15,009)	(51)		5,842	(3)
Amounts reclassified from AOCI	9,268	-	9,268	(1)	-	-
Net current period OCI	47	(15,009)	9,217		5,842	(3)
Balance as of March 31, 2017	$119,019	$115,496	$(2,841)		$13,908	$(7,544)

(1)	Reclassified upon receipt of proceeds related to the sale of an investment by a nonconsolidated subsidiary.

For the Three Months Ended March 31, 2016
Balance as of December 31, 2015	$46,921	$78,448	$(9,319)		$(19,368)	$(2,840)
OCI before reclassifications	6,478	11,094	6		(4,195)	(427)
Amounts reclassified from AOCI	-	-	-		-	-
Net current period OCI	6,478	11,094	6		(4,195)	(427)
Balance as of March 31, 2016	$53,399	$89,542	$(9,313)		$(23,563)	$(3,267)

12.    Variable Interest Entities (“VIEs”)

Unconsolidated VIEs

As of March 31, 2017 and December 31, 2016, we have several unconsolidated VIEs.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities).  As of March 31, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $385,487,000 and $392,150,000, respectively, and our maximum exposure to loss in these entities is limited to our investments.

Consolidated VIEs

Our most significant consolidated VIEs are the Operating Partnership (for Vornado), real estate fund investments, and certain properties that have noncontrolling interests.  These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights.  We consolidate these entities because we control all of their significant business activities.

As of March 31, 2017, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,664,609,000 and $1,765,238,000, respectively.  As of December 31, 2016, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,638,483,000 and $1,762,322,000, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of March 31, 2017 and December 31, 2016, respectively.

(Amounts in thousands)	As of March 31, 2017
	Total	Level 1	Level 2	Level 3
Marketable securities	$188,695	$188,695	$-	$-
Real estate fund investments	454,946	-	-	454,946
Deferred compensation plan assets (included in other assets)	124,933	68,023	-	56,910
Interest rate swaps (included in other assets)	24,513	-	24,513	-
Total assets	$793,087	$256,718	$24,513	$511,856

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swap (included in other liabilities)	7,221	-	7,221	-
Total liabilities	$57,782	$50,561	$7,221	$-

(Amounts in thousands)	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable securities	$203,704	$203,704	$-	$-
Real estate fund investments	462,132	-	-	462,132
Deferred compensation plan assets (included in other assets)	121,374	63,930	-	57,444
Interest rate swaps (included in other assets)	21,816	-	21,816	-
Total assets	$809,026	$267,634	$21,816	$519,576

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swap (included in other liabilities)	10,122	-	10,122	-
Total liabilities	$60,683	$50,561	$10,122	$-

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At March 31, 2017, we had six real estate fund investments with an aggregate fair value of $454,946,000, or $142,346,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.8 to 3.8 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at March 31, 2017 and December 31, 2016.

			Weighted Average
	Range		(based on fair value of investments)
Unobservable Quantitative Input	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Discount rates	10.0% to 14.9%	10.0% to 14.9%	12.4%	12.6%
Terminal capitalization rates	4.3% to 5.8%	4.3% to 5.8%	5.4%	5.3%

The above inputs are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit.  Changes in discount rates and terminal capitalization rates result in increases or decreases in the fair values of these investments.  The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows.  Therefore, a change in the fair value of these investments resulting from a change in the terminal capitalization rate may be partially offset by a change in the discount rate.  It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values.

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$462,132	$574,761
Net unrealized (loss) gain	(7,187)	6,189
Dispositions/distributions	-	(14,676)
Net realized gains	241	422
Other	(240)	-
Ending balance	$454,946	$566,696

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Fair Value Measurements - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Deferred Compensation Plan Assets

Deferred compensation plan assets that are classified as Level 3 consist of investments in limited partnerships and investment funds, which are managed by third parties.  We receive quarterly financial reports from a third party administrator, which are compiled from the quarterly reports provided to them from each limited partnership and investment fund.  The quarterly reports provide net asset values on a fair value basis which are audited by independent public accounting firms on an annual basis.  The third party administrator does not adjust these values in determining our share of the net assets and we do not adjust these values when reported in our consolidated financial statements.

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Beginning balance	$57,444	$59,186
Purchases	463	1,166
Sales	(2,737)	(1,372)
Realized and unrealized gain (loss)	1,075	(1,907)
Other, net	665	111
Ending balance	$56,910	$57,184

Fair Value Measurements on a Nonrecurring Basis

There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1.  The fair values of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2017 and December 31, 2016.

(Amounts in thousands)	As of March 31, 2017			As of December 31, 2016
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
Cash equivalents	$1,249,832		$1,250,000	$1,307,105		$1,307,000
Debt:
Mortgages payable	$9,369,839		$9,383,000	$9,374,297		$9,356,000
Senior unsecured notes	850,000		884,000	850,000		899,000
Unsecured term loan	375,000		375,000	375,000		375,000
Unsecured revolving credit facilities	115,630		116,000	115,630		116,000
Total	$10,710,469	(1)	$10,758,000	$10,714,927	(1)	$10,746,000

(1)	Excludes $95,032 and $103,242 of deferred financing costs, net and other as of March 31, 2017 and December 31, 2016, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Stock-based Compensation

Vornado’s 2010 Omnibus Share Plan provides for grants of incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units and Out-Performance Plan awards to certain of our employees and officers.  We account for all equity-based compensation in accordance with ASC 718.  Equity-based compensation expense was $14,277,000 and $14,571,000 for the three months ended March 31, 2017 and 2016, respectively.

15.    Fee and Other Income

The following table sets forth the details of fee and other income:

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
BMS cleaning fees	$21,996	$18,146
Management and leasing fees	4,637	4,799
Lease termination fees	4,166	2,405
Other income	8,561	8,620
	$39,360	$33,970

Management and leasing fees include management fees from Interstate Properties, a related party, of $128,000 and $134,000 for the three months ended March 31, 2017 and 2016, respectively.  The above table excludes fee income from partially owned entities, which is included in “income (loss) from partially owned entities” (see Note 6 – Investments in Partially Owned Entities).

16.     Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Dividends on marketable securities	$3,445	$3,215
Mark-to-market income (loss) of investments in our deferred compensation plan (1)	2,469	(1,938)
Interest on loans receivable	743	748
Other, net	2,571	1,493
	$9,228	$3,518

(1)	This income (loss) is entirely offset by the income (expense) resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

17.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Interest expense	$96,574	$100,295
Amortization of deferred financing costs	8,981	9,265
Capitalized interest and debt expense	(11,270)	(9,071)
	$94,285	$100,489

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

18.          Income (Loss) Per Share/Income (Loss) Per Class A Unit

Vornado Realty Trust

The following table provides a reconciliation of both net income (loss) and the number of common shares used in the computation of (i) basic income (loss) per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income (loss) per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options, restricted stock awards and Out-Performance Plan awards.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2017	2016
Numerator:
Income (loss) from continuing operations, net of income
attributable to noncontrolling interests	$61,605	$(94,471)
Income from discontinued operations, net of income attributable to noncontrolling interests	2,276	672
Net income (loss) attributable to Vornado	63,881	(93,799)
Preferred share dividends	(16,129)	(20,364)
Net income (loss) attributable to common shareholders	47,752	(114,163)
Earnings allocated to unvested participating securities	(15)	(16)
Numerator for basic and diluted income (loss) per share	$47,737	$(114,179)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	189,210	188,658
Effect of dilutive securities(1):
Employee stock options and restricted share awards	1,162	-
Denominator for diluted income (loss) per share – weighted average
shares and assumed conversions	190,372	188,658

INCOME (LOSS) PER COMMON SHARE – BASIC:
Income (loss) from continuing operations, net	$0.24	$(0.61)
Income from discontinued operations, net	0.01	-
Net income (loss) per common share	$0.25	$(0.61)

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Income (loss) from continuing operations, net	$0.24	$(0.61)
Income from discontinued operations, net	0.01	-
Net income (loss) per common share	$0.25	$(0.61)

(1)

The effect of dilutive securities for the three months ended March 31, 2017 and 2016 excludes an aggregate of 12,405 and 13,281 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

18.          Income (Loss) Per Share/Income (Loss) Per Class A Unit - continued

Vornado Realty L.P.

The following table provides a reconciliation of both net income (loss) and the number of Class A units used in the computation of (i) basic income (loss) per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income (loss) per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options, restricted unit awards and Out-Performance Plan awards.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2017	2016
Numerator:
Income (loss) from continuing operations, net of income
attributable to noncontrolling interests	$64,682	$(102,002)
Income from discontinued operations	2,428	716
Net income (loss) attributable to Vornado Realty L.P.	67,110	(101,286)
Preferred unit distributions	(16,178)	(20,412)
Net income (loss) attributable to Class A unitholders	50,932	(121,698)
Earnings allocated to unvested participating securities	(1,018)	(772)
Numerator for basic and diluted income (loss) per Class A unit	$49,914	$(122,470)

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	200,845	200,072
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,802	-
Denominator for diluted income (loss) per Class A unit – weighted average
units and assumed conversions	202,647	200,072

INCOME (LOSS) PER CLASS A UNIT – BASIC:
Income (loss) from continuing operations, net	$0.24	$(0.61)
Income from discontinued operations, net	0.01	-
Net income (loss) per Class A unit	$0.25	$(0.61)

INCOME (LOSS) PER CLASS A UNIT – DILUTED:
Income (loss) from continuing operations, net	$0.24	$(0.61)
Income from discontinued operations, net	0.01	-
Net income (loss) per Class A unit	$0.25	$(0.61)

(1)

The effect of dilutive securities for the three months ended March 31, 2017 and 2016 excludes an aggregate of 130 and 1,867 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

19.          Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $180,000,000 per occurrence and in the annual aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2015, which expires in December 2020.

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,976,000 and 17% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.

We continue to monitor the state of the insurance market and the scope and cost of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Our debt instruments, consisting of mortgage loans secured by our properties which are non-recourse to us, senior unsecured notes and revolving credit agreements contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable cost in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties and expand our portfolio.

Other Commitments and Contingencies

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.

Generally, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2017, the aggregate dollar amount of these guarantees and master leases is approximately $723,000,000.

As of March 31, 2017, $19,895,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of March 31, 2017, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $170,000,000, which includes our share for the commitments of the Farley Post Office redevelopment joint venture.

As of March 31, 2017, we have construction commitments aggregating approximately $584,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2017.

(Amounts in thousands)	For the Three Months Ended March 31, 2017
	Total	New York		Washington, DC		Other
Total revenues	$620,848	$426,239		$116,207		$78,402
Total expenses	464,381	280,821		83,988		99,572
Operating income (loss)	156,467	145,418		32,219		(21,170)
Income (loss) from partially owned entities	1,445	(2,093)		32		3,506
Income from real estate fund investments	268	-		-		268
Interest and other investment income, net	9,228	1,472		64		7,692
Interest and debt expense	(94,285)	(57,987)		(11,561)		(24,737)
Net gains on disposition of wholly owned and partially
owned assets	501	-		-		501
Income (loss) before income taxes	73,624	86,810		20,754		(33,940)
Income tax expense	(2,205)	(143)		(354)		(1,708)
Income (loss) from continuing operations	71,419	86,667		20,400		(35,648)
Income from discontinued operations	2,428	-		-		2,428
Net income (loss)	73,847	86,667		20,400		(33,220)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(6,737)	(2,844)		-		(3,893)
Net income (loss) attributable to the Operating Partnership	67,110	83,823		20,400		(37,113)
Interest and debt expense(2)	116,327	75,923		13,499		26,905
Depreciation and amortization(2)	171,537	112,810		36,383		22,344
Income tax expense (2)	2,429	227		367		1,835
EBITDA(1)	$357,403	$272,783	(3)	$70,649	(4)	$13,971	(5)

See notes on pages 39 and 40.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information - continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2016.

(Amounts in thousands)	For the Three Months Ended March 31, 2016
	Total	New York		Washington, DC		Other
Total revenues	$613,037	$410,825		$128,012		$74,200
Total expenses	613,317	269,595		256,565		87,157
Operating (loss) income	(280)	141,230		(128,553)		(12,957)
(Loss) income from partially owned entities	(4,240)	(3,563)		(2,265)		1,588
Income from real estate fund investments	11,284	-		-		11,284
Interest and other investment income, net	3,518	1,115		58		2,345
Interest and debt expense	(100,489)	(54,586)		(15,935)		(29,968)
Net gains on disposition of wholly owned and partially
owned assets	714	-		-		714
(Loss) income before income taxes	(89,493)	84,196		(146,695)		(26,994)
Income tax expense	(2,831)	(959)		(264)		(1,608)
(Loss) income from continuing operations	(92,324)	83,237		(146,959)		(28,602)
Income from discontinued operations	716	-		-		716
Net (loss) income	(91,608)	83,237		(146,959)		(27,886)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(9,678)	(3,429)		-		(6,249)
Net (loss) income attributable to the Operating Partnership	(101,286)	79,808		(146,959)		(34,135)
Interest and debt expense(2)	126,120	71,198		18,996		35,926
Depreciation and amortization(2)	174,811	108,403		42,230		24,178
Income tax expense(2)	3,261	1,090		265		1,906
EBITDA(1)	$202,906	$260,499	(3)	$(85,468)	(4)	$27,875	(5)

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

Our 7.5% interest in Fashion Centre Mall/Washington Tower will not be included in the spin-off of our Washington, DC segment and has been reclassified to Other. The prior year's presentation has been conformed to the current year.  In addition, on January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2017	2016
	Office	$170,077	$156,643	(a)
	Retail	89,264	89,409	(a)
	Residential	6,278	6,350
	Alexander's	11,562	11,569
	Hotel Pennsylvania	(4,398)	(3,472)
	Total New York EBITDA	272,783	260,499
	EBITDA from sold properties	-	(1,442)
	Total New York EBITDA, as adjusted	$272,783	$259,057

	(a)

Beginning in January 2017 for office buildings with retail at the base, we have adjusted the allocation of real estate taxes between the retail and office elements above. This has no effect on our consolidated financial statements, but resulted in a reallocation of $3,914 of income from retail to office for the three months ended March 31, 2016.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2017	2016
	Office, excluding the Skyline properties	$57,032	$59,208
	Skyline properties	-	(155,083)
	Total Office	57,032	(95,875)
	Residential	13,617	10,407
	Total Washington, DC EBITDA	70,649	(85,468)
	Certain items that impact EBITDA:
	Skyline properties impairment loss	-	160,700
	EBITDA from sold properties	-	(5,945)
	Total of certain items that impact EBITDA	-	154,755
	Total Washington, DC EBITDA, as adjusted	$70,649	$69,287

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information – continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2017	2016
	Our share of real estate fund investments:
	Income before net realized/unrealized gains and losses	$2,875	$2,231
	Net realized/unrealized (losses) gains on investments	(1,737)	1,561
	Carried interest	(4,373)	1,519
	Total	(3,235)	5,311
	theMART (including trade shows)	24,184	23,028
	555 California Street	12,083	11,615
	Other investments	10,462	14,724
		43,494	54,678
	Corporate general and administrative expenses(a)	(32,987)	(30,606)
	Investment income and other, net(a)	8,540	6,975
	Acquisition and transaction related costs(b)	(8,005)	(4,607)
	Residual retail properties discontinued operations	2,428	721
	Net gains on sale of residential condominiums	501	714
	Total Other	$13,971	$27,875

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $2,469 of income for the three months ended March 31, 2017 and $1,938 of loss for the three months ended March 31, 2016.

	(b)	The three months ended March 31, 2017 includes $7,253 of transaction costs related to the spin-off of our Washington, DC business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of March 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three month periods ended March 31, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and consolidated subsidiaries (the “Partnership”) as of March 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 1, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2017.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.6% of the common limited partnership interest in, the Operating Partnership at March 31, 2017.  All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

On October 31, 2016, Vornado’s Board of Trustees approved the tax-free spin-off of our Washington, DC segment and we entered into a definitive agreement to combine it with the management business and certain Washington, DC assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, will be Chairman of the Board of Trustees of the new company, which will be named JBG SMITH Properties.  Mitchell Schear, President of our Washington, DC business, will be a member of the Board of Trustees of the new company.  The pro rata distribution to Vornado common shareholders and Class A Operating Partnership unitholders is intended to be treated as a tax-free spin-off for U.S. federal income tax purposes. It is expected to be made on a pro rata 1:2 basis.  We expect the spin-off and merger to be completed by the end of the second quarter of 2017, subject to certain conditions, including the SEC declaring the Form 10 registration statement effective, filing and approval of the new company’s listing application, receipt of regulatory approvals and third party consents by each of the Company and JBG, and formal declaration of the distribution by Vornado’s Board of Trustees. The distribution and combination are not subject to a vote by Vornado’s shareholders or Operating Partnership unitholders. Vornado’s Board of Trustees has approved the transaction.  JBG has obtained all requisite approvals from its investment funds for this transaction.  There can be no assurance that this transaction will be completed.

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended March 31, 2017:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	(3.3%)	1.6%	1.0%
One-year	9.1%	14.5%	3.2%
Three-year	21.6%	30.5%	33.3%
Five-year	54.2%	58.0%	59.8%
Ten-year	33.9%	32.0%	58.5%

(1)	Past performance is not necessarily indicative of future performance.

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

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends.  See “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016, for additional information regarding these factors.

Vornado Realty Trust

Three Months Ended March 31, 2017 Financial Results Summary

Net income attributable to common shareholders for the quarter ended March 31, 2017 was $47,752,000, or $0.25 per diluted share, compared to a net loss attributable to common shareholders of $114,163,000, or $0.61 per diluted share, for the quarter ended March 31, 2016.  The quarters ended March 31, 2017 and 2016 include certain items that impact net income attributable to common shareholders and net loss attributable to common shareholders, respectively, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the quarter ended March 31, 2017 by $8,916,000, or $0.05 per diluted share, and increased net loss attributable to common shareholders for the quarter ended March 31, 2016 by $154,724,000, or $0.82 per diluted share.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended March 31, 2017 was $205,729,000, or $1.08 per diluted share, compared to $203,137,000, or $1.07 per diluted share, for the quarter ended March 31, 2016.  FFO for the quarters ended March 31, 2017 and 2016 include certain items that impact FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the quarter ended March 31, 2017 by $9,918,000, or $0.05 per diluted share, and increased FFO by $4,576,000, or $0.02 per diluted share, for the quarter ended March 31, 2016.

Overview – continued

Vornado Realty Trust - continued

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Certain items that impact net income (loss) attributable to common shareholders:
Acquisition and transaction related costs	$(8,005)	$(4,607)
(Loss) income from real estate fund investments, net	(3,235)	5,311
Net income (loss) from discontinued operations and sold properties	2,428	(1,429)
Net gains on sale of residential condominiums	501	714
Skyline properties impairment loss	-	(160,700)
Our share of partially owned entities:
Real estate impairment losses	(3,051)	(4,353)
Net gain on sale of real estate	1,853	-
	(9,509)	(165,064)
Noncontrolling interests' share of above adjustments	593	10,340
Total of certain items that impact net income (loss) attributable to common shareholders, net	$(8,916)	$(154,724)

Certain items that impact FFO:
Acquisition and transaction related costs	$(8,005)	$(4,607)
(Loss) income from real estate fund investments, net	(3,235)	5,311
Net gains on sale of residential condominiums	501	714
FFO from discontinued operations and sold properties	161	3,460
	(10,578)	4,878
Noncontrolling interests' share of above adjustments	660	(302)
Total of certain items that impact FFO, net	$(9,918)	$4,576

Overview – continued

Vornado Realty L.P.

Three Months Ended March 31, 2017 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended March 31, 2017 was $50,932,000, or $0.25 per diluted Class A unit, compared to net loss attributable to Class A unitholders of $121,698,000, or $0.61 per diluted Class A unit, for the quarter ended March 31, 2016.  The quarters ended March 31, 2017 and 2016 include certain items that impact net income attributable to Class A unitholders and net loss attributable to Class A unitholders, respectively, which are listed in the table below.  The aggregate of these items decreased net income attributable to Class A unitholders for the quarter ended March 31, 2017 by $9,509,000, or $0.05 per diluted Class A unit, and increased net loss attributable to Class A unitholders for the quarter ended March 31, 2016 by $165,064,000, or $0.83 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Certain items that impact net income (loss) attributable to Class A unitholders:
Acquisition and transaction related costs	$(8,005)	$(4,607)
(Loss) income from real estate fund investments, net	(3,235)	5,311
Net income (loss) from discontinued operations and sold properties	2,428	(1,429)
Net gains on sale of residential condominiums	501	714
Skyline properties impairment loss	-	(160,700)
Our share of partially owned entities:
Real estate impairment losses	(3,051)	(4,353)
Net gain on sale of real estate	1,853	-
Total of certain items that impact net income (loss) attributable to Class A unitholders	$(9,509)	$(165,064)

Vornado Realty Trust and Vornado Realty L.P.

Same Store EBITDA

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash basis same store EBITDA of our operating segments are summarized below.

		New York		Washington, DC
Same store EBITDA % increase (decrease):
	Three months ended March 31, 2017 compared to March 31, 2016	3.7%	(1)	0.7%
	Three months ended March 31, 2017 compared to December 31, 2016	(6.9%)	(2)	(1.2%)

Cash basis same store EBITDA % increase (decrease):
	Three months ended March 31, 2017 compared to March 31, 2016	15.5%	(1)	0.3%
	Three months ended March 31, 2017 compared to December 31, 2016	(4.0%)	(2)	(2.1%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 4.0% and by 15.7% on a cash basis.
(2)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 3.5% and by 0.1% on a cash basis.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. When adopting this standard, we are permitted to use either the full retrospective method or the modified retrospective method.  We will adopt this standard effective as of January 1, 2018 and currently expect to utilize the modified retrospective method of adoption. We have commenced the execution of our project plan for adopting this standard, which consists of gathering and evaluating the inventory of our revenue streams.  We expect this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases upon the adoption of (“ASU 2016-02”) Leases with no impact on “total revenues.”  We expect this standard will have an impact on the timing of gains on certain sales of real estate. We are continuing to evaluate the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  While the adoption of this standard requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive income.”

In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are a lessee.  We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard.  We also expect that this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases with no impact on “total revenues.” In particular, lease components, such as reimbursable real estate taxes and insurance expenses, will be presented in “property rentals” and non-lease components, such as reimbursable operating expenses, will be presented in “expense reimbursements” on our consolidated statements of income.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation.  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The adoption of this update as of January 1, 2017, did not have a material impact on our consolidated financial statements.

Overview – continued

Recently Issued Accounting Literature – continued

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  We elected to early adopt ASU 2016-15 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. The adoption of ASU 2016-15 impacted our classification of distributions received from equity method investees. We selected the nature of earnings approach for classifying distributions. Under this approach, the distributions from equity method investees are classified on the basis of the nature of the activity of the investee that generated the distribution.  The retrospective application of ASU 2016-15 resulted in the reclassification of certain distributions of income from partially owned entities to distributions of capital from partially owned entities, which reduced net cash provided by operating activities and net cash used in investing activities by $5,113,000 for the three months ended March 31, 2016.

In November 2016, the FASB issued an update (“ASU 2016-18”) Restricted Cash to ASC Topic 230, Statement of Cash Flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents.  Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  We elected to early adopt ASU 2016-18 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows.  Accordingly, the consolidated statements of cash flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. Restricted cash primarily consists of security deposits, cash restricted for the purposes of facilitating a Section 1031 Like-Kind Exchange, cash restricted in connection with our deferred compensation plan and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our policies during 2017.

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

(Square feet in thousands)	New York			555 California	Washington, DC
	Office	Retail	theMART	Street	Office
Three Months Ended March 31, 2017
Total square feet leased	553	12	100	66	545
Our share of square feet leased:	380	11	100	46	525
Initial rent(1)	$75.20	$241.38	$47.62	$86.88	$43.04
Weighted average lease term (years)	7.3	2.3	8.1	11.1	8.8
Second generation relet space:
Square feet	204	4	96	46	482
GAAP basis:
Straight-line rent(2)	$72.34	$568.95	$47.67	$95.09	$43.96
Prior straight-line rent	$66.23	$422.44	$31.75	$80.31	$41.58
Percentage increase	9.2%	34.7%	50.1%	18.4%	5.7%
Cash basis:
Initial rent(1)	$74.32	$532.53	$47.06	$86.49	$42.67
Prior escalated rent	$70.01	$454.54	$32.86	$78.67	$45.68
Percentage increase (decrease)	6.2%	17.2%	43.2%	9.9%	(6.6%)
Tenant improvements and leasing commissions:
Per square foot	$81.72	$43.04	$56.65	$92.17	$67.07
Per square foot per annum	$11.19	$18.71	$6.99	$8.30	$7.62
Percentage of initial rent	14.9%	7.8%	14.7%	9.6%	17.7%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents.  Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square footage (in service) and Occupancy as of March 31, 2017

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	Properties	Portfolio	Share	Occupancy %
New York:
Office	36	20,236	16,965	96.7%
Retail	70	2,668	2,463	95.3%
Residential - 1,692 units	11	1,559	826	95.4%
Alexander's, including 312 residential units	7	2,437	790	99.6%
Hotel Pennsylvania	1	1,400	1,400
		28,300	22,444	96.6%

Washington, DC:
Office	44	10,837	9,846	87.8%
Residential - 3,234 units	9	3,310	3,168	97.9%
Other	5	330	330	100.0%
		14,477	13,344	90.2%

Other:
theMART	3	3,682	3,673	98.9%
555 California Street	3	1,737	1,216	93.1%
Other	4	1,832	871	99.8%
		7,251	5,760

Total square feet as of March 31, 2017		50,028	41,548

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2016

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	36	20,227	16,962	96.3%
Retail	70	2,672	2,464	97.1%
Residential - 1,692 units	11	1,559	826	95.7%
Alexander's, including 312 residential units	7	2,437	790	99.8%
Hotel Pennsylvania	1	1,400	1,400
		28,295	22,442	96.5%

Washington, DC:
Office	44	11,141	10,123	88.3%
Residential - 3,156 units	9	3,245	3,103	97.8%
Other	5	330	330	100.0%
		14,716	13,556	90.5%

Other:
theMART	3	3,671	3,662	98.9%
555 California Street	3	1,738	1,217	92.4%
Other	4	1,811	850	99.8%
		7,220	5,729

Total square feet as of December 31, 2016		50,231	41,727

Washington, DC Segment

Our Washington, DC segment EBITDA as adjusted was $70,649,000 for the three months ended March 31, 2017, which is $1,362,000 ahead of the prior year’s first quarter as a result of an increase in EBITDA from the core business of $4,385,000, offset by a decline in EBITDA from properties taken out-of-service of $3,023,000.

We expect to complete the spin-off of our Washington, DC segment by the end of second quarter of 2017.  Our expectation of Washington, DC’s EBITDA as adjusted for the first half of 2017 has improved, and is expected to be approximately even to the first half of 2016, comprised of:

(i)                   an increase in core business of approximately $6,000,000 to $8,000,000, offset by,

(ii)                 a reduction in EBITDA of approximately $6,000,000 to $8,000,000 from 1700 M Street, 1800 South Bell and 1750 Crystal Drive being taken out-of-service for redevelopment.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2017 and 2016

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2017.

(Amounts in thousands)	For the Three Months Ended March 31, 2017
	Total	New York		Washington, DC		Other
Total revenues	$620,848	$426,239		$116,207		$78,402
Total expenses	464,381	280,821		83,988		99,572
Operating income (loss)	156,467	145,418		32,219		(21,170)
Income (loss) from partially owned entities	1,445	(2,093)		32		3,506
Income from real estate fund investments	268	-		-		268
Interest and other investment income, net	9,228	1,472		64		7,692
Interest and debt expense	(94,285)	(57,987)		(11,561)		(24,737)
Net gains on disposition of wholly owned and partially
owned assets	501	-		-		501
Income (loss) before income taxes	73,624	86,810		20,754		(33,940)
Income tax expense	(2,205)	(143)		(354)		(1,708)
Income (loss) from continuing operations	71,419	86,667		20,400		(35,648)
Income from discontinued operations	2,428	-		-		2,428
Net income (loss)	73,847	86,667		20,400		(33,220)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(6,737)	(2,844)		-		(3,893)
Net income (loss) attributable to the Operating Partnership	67,110	83,823		20,400		(37,113)
Interest and debt expense(2)	116,327	75,923		13,499		26,905
Depreciation and amortization(2)	171,537	112,810		36,383		22,344
Income tax expense (2)	2,429	227		367		1,835
EBITDA(1)	$357,403	$272,783	(3)	$70,649	(4)	$13,971	(5)

See notes on pages 55 and 56.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2017 and 2016 - continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended March 31, 2016.

(Amounts in thousands)	For the Three Months Ended March 31, 2016
	Total	New York		Washington, DC		Other
Total revenues	$613,037	$410,825		$128,012		$74,200
Total expenses	613,317	269,595		256,565		87,157
Operating (loss) income	(280)	141,230		(128,553)		(12,957)
(Loss) income from partially owned entities	(4,240)	(3,563)		(2,265)		1,588
Income from real estate fund investments	11,284	-		-		11,284
Interest and other investment income, net	3,518	1,115		58		2,345
Interest and debt expense	(100,489)	(54,586)		(15,935)		(29,968)
Net gains on disposition of wholly owned and partially
owned assets	714	-		-		714
(Loss) income before income taxes	(89,493)	84,196		(146,695)		(26,994)
Income tax expense	(2,831)	(959)		(264)		(1,608)
(Loss) income from continuing operations	(92,324)	83,237		(146,959)		(28,602)
Income from discontinued operations	716	-		-		716
Net (loss) income	(91,608)	83,237		(146,959)		(27,886)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(9,678)	(3,429)		-		(6,249)
Net (loss) income attributable to the Operating Partnership	(101,286)	79,808		(146,959)		(34,135)
Interest and debt expense(2)	126,120	71,198		18,996		35,926
Depreciation and amortization(2)	174,811	108,403		42,230		24,178
Income tax expense(2)	3,261	1,090		265		1,906
EBITDA(1)	$202,906	$260,499	(3)	$(85,468)	(4)	$27,875	(5)

See notes on the following pages.

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2017 and 2016 - continued

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

Our 7.5% interest in Fashion Centre Mall/Washington Tower will not be included in the spin-off of our Washington, DC segment and has been reclassified to Other. The prior year's presentation has been conformed to the current year.  In addition, on January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2017	2016
	Office	$170,077	$156,643	(a)
	Retail	89,264	89,409	(a)
	Residential	6,278	6,350
	Alexander's	11,562	11,569
	Hotel Pennsylvania	(4,398)	(3,472)
	Total New York EBITDA	272,783	260,499
	EBITDA from sold properties	-	(1,442)
	Total New York EBITDA, as adjusted	$272,783	$259,057

	(a)

Beginning in January 2017, for office buildings with retail at the base, we have adjusted the allocation of real estate taxes between the retail and office elements above. This has no effect on our consolidated financial statements, but resulted in a reallocation of $3,914 of income from retail to office for the three months ended March 31, 2016.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2017	2016
	Office, excluding the Skyline properties	$57,032	$59,208
	Skyline properties	-	(155,083)
	Total Office	57,032	(95,875)
	Residential	13,617	10,407
	Total Washington, DC EBITDA	70,649	(85,468)
	Certain items that impact EBITDA:
	Skyline properties impairment loss	-	160,700
	EBITDA from sold properties	-	(5,945)
	Total of certain items that impact EBITDA	-	154,755
	Total Washington, DC EBITDA, as adjusted	$70,649	$69,287

Net Income and EBITDA by Segment for the Three Months Ended March 31, 2017 and 2016 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended March 31,
		2017	2016
	Our share of real estate fund investments:
	Income before net realized/unrealized gains and losses	$2,875	$2,231
	Net realized/unrealized (losses) gains on investments	(1,737)	1,561
	Carried interest	(4,373)	1,519
	Total	(3,235)	5,311
	theMART (including trade shows)	24,184	23,028
	555 California Street	12,083	11,615
	Other investments	10,462	14,724
		43,494	54,678
	Corporate general and administrative expenses(a)	(32,987)	(30,606)
	Investment income and other, net(a)	8,540	6,975
	Acquisition and transaction related costs(b)	(8,005)	(4,607)
	Residual retail properties discontinued operations	2,428	721
	Net gains on sale of residential condominiums	501	714
	Total Other	$13,971	$27,875

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $2,469 of income for the three months ended March 31, 2017 and $1,938 of loss for the three months ended March 31, 2016.

	(b)	The three months ended March 31, 2017 includes $7,253 of transaction costs related to the spin-off of our Washington, DC business.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Three Months Ended March 31,
	2017	2016
Region:
New York City metropolitan area	72%	71%
Washington, DC / Northern Virginia area	19%	19%
Chicago, IL	6%	7%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Three Months Ended March 31, 2017 Compared to March 31, 2016

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $620,848,000 for the three months ended March 31, 2017, compared to $613,037,000 for the prior year’s three months, an increase of $7,811,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC		Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$(10,339)	$(943)	$(9,396)	(1)	$-
Development and redevelopment	(583)	-	(952)		369
Hotel Pennsylvania	82	82	-		-
Trade shows	993	-	-		993
Same store operations	4,173	1,876	529		1,768
	(5,674)	1,015	(9,819)		3,130

Tenant expense reimbursements:
Acquisitions, dispositions and other	(961)	(834)	(127)		-
Development and redevelopment	145	-	(228)		373
Same store operations	8,911	9,376	(649)		184
	8,095	8,542	(1,004)		557

Fee and other income:
BMS cleaning fees	3,850	3,464	-		386
Management and leasing fees	(162)	474	(674)		38
Lease termination fees	1,761	1,537	151		73
Other income	(59)	382	(459)		18
	5,390	5,857	(982)		515

Total increase (decrease) in revenues	$7,811	$15,414	$(11,805)		$4,202

(1)	Primarily from the disposition of the Skyline properties by the receiver on December 21, 2016.

Results of Operations – Three Months Ended March 31, 2017 Compared to March 31, 2016 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative expenses, acquisition and transaction related costs and Skyline properties impairment loss, were $464,381,000 for the three months ended March 31, 2017, compared to $613,317,000 for the prior year’s three months, a decrease of $148,936,000.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Washington, DC		Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(6,917)	$(2,046)	$(4,871)	(1)	$-
Development and redevelopment	(1,013)	(10)	(1,027)		24
Non-reimbursable expenses, including bad debt
reserves	(3,499)	(2,280)	(1,286)		67
Hotel Pennsylvania	1,070	1,070	-		-
Trade shows	591	-	-		591
BMS expenses	3,276	2,890	-		386
Same store operations	11,050	8,176	1,218		1,656
	4,558	7,800	(5,966)		2,724

Depreciation and amortization:
Acquisitions, dispositions and other	(4,298)	(270)	(4,028)	(1)	-
Development and redevelopment	(6,197)	-	(6,125)	(2)	(72)
Same store operations	6,349	1,420	5,254		(325)
	(4,146)	1,150	(4,899)		(397)

General and administrative:
Mark-to-market of deferred compensation plan
liability	4,407	-	-		4,407	(3)
Same store operations	3,547	2,276	(1,012)		2,283
	7,954	2,276	(1,012)		6,690

Acquisition and transaction related costs	3,398	-	-		3,398	(4)

Skyline properties impairment loss	(160,700)	-	(160,700)	(5)	-

Total (decrease) increase in expenses	$(148,936)	$11,226	$(172,577)		$12,415

(1)	Primarily from the disposition of the Skyline properties by the receiver on December 21, 2016.
(2)	Primarily due to the demolition of two adjacent office properties, 1726 M Street and 1150 17th Street.
(3)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(4)	Primarily from the transaction costs related to the spin-off of our Washington, DC business.
(5)

On March 15, 2016, we notified the servicer of the $678,000 mortgage loan on the Skyline properties in Virginia that cash flow would be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer.  Consequently, based on our shortened estimated holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700 non-cash impairment loss in the first quarter of 2016.  The Company’s estimate of fair value was derived from a discounted cash flow model based upon market conditions and expectations of growth and utilized unobservable quantitative inputs, including a capitalization rate of 8.0% and a discount rate of 8.2%.  In the second quarter of 2016, cash flow became insufficient to service the debt and we ceased making debt service payments.  Pursuant to the loan agreement, the loan was in default and was subject to incremental default interest which increased the weighted average interest rate from 2.97% to 4.51% while the outstanding balance remained unpaid. On August 24, 2016, the Skyline properties were placed into receivership. On December 21, 2016, the disposition of Skyline properties was completed by the servicer. In connection therewith, the Skyline properties' assets (approximately $236,535) and liabilities (approximately $724,412), were removed from our consolidated balance sheet which resulted in a net gain of $487,877. There was no taxable income related to this transaction.

Results of Operations – Three Months Ended March 31, 2017 Compared to March 31, 2016 - continued

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	Percentage
	Ownership at	For the Three Months Ended March 31,
	March 31, 2017	2017	2016
Our Share of Net (Loss) Income:
Partially owned office buildings (1)	Various	$(10,054)	$(14,249)
Alexander's	32.4%	8,401	8,662
PREIT	8.0%	(2,830)	(4,288)
India real estate ventures	4.1%-36.5%	1,654	(686)
UE	5.4%	1,300	1,085
Other investments(2)	Various	2,974	5,236
		$1,445	$(4,240)

(1)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.
(2)		Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Net investment income	$7,214	$4,673
Net realized gains on exited investments	241	14,676
Previously recorded unrealized gain on exited investment	-	(14,254)
Net unrealized (loss) gain on held investments	(7,187)	6,189
Income from real estate fund investments (1)	268	11,284
Less income attributable to noncontrolling interests in consolidated subsidiaries	(3,503)	(5,973)
(Loss) income from real estate fund investments attributable to the Operating Partnership	(3,235)	5,311
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	202	(329)
(Loss) income from real estate fund investments attributable to Vornado	$(3,033)	$4,982

(1)

Excludes $1,000 and $760 of management and leasing fees for the three months ended March 31, 2017 and 2016, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income, net

Interest and other investment income, net was $9,228,000 for the three months ended March 31, 2017, compared to $3,518,000 for the prior year’s three months, an increase of $5,710,000.  This increase resulted primarily from an increase in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Results of Operations – Three Months Ended March 31, 2017 Compared to March 31, 2016 - continued

Interest and Debt Expense

Interest and debt expense was $94,285,000 for the three months ended March 31, 2017, compared to $100,489,000 for the prior year’s three months, a decrease of $6,204,000.  This decrease was primarily due to (i) $7,512,000 of interest savings from the disposition of the Skyline properties and the refinancing of theMART and (ii) $2,199,000 higher capitalized interest partially offset by (iii) $1,952,000 of higher interest expense from the refinancing of 350 Park Avenue and the $375,000,000 drawn on our $750,000,000 delayed draw term loan and (iv) $1,083,000 of higher interest expense from the 1535 Broadway capital lease obligation.

Income Tax Expense

        For the three months ended March 31, 2017, income tax expense was $2,205,000, compared to $2,831,000 for the prior year’s three months, a decrease of $626,000.

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended March 31,
	2017	2016
Total revenues	$324	$1,182
Total expenses	163	466
	161	716
Net gain on sale of real estate	2,267	-
Income from discontinued operations	$2,428	$716

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $6,737,000 for the three months ended March 31, 2017, compared to $9,678,000 for the prior year’s three months, a decrease of $2,941,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net (Income) Loss Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $3,229,000 for the three months ended March 31, 2017, compared to net loss attributable to noncontrolling interests in the Operating Partnership of $7,487,000 for the prior year’s three months, an increase in income of $10,716,000.  This increase resulted from higher net income subject to allocation to unitholders primarily due to a $160,700,000 non-cash impairment loss on the Skyline properties recognized in the prior year’s quarter.

Preferred Share Dividends of Vornado Realty Trust

Preferred share dividends were $16,129,000 for the three months ended March 31, 2017, compared to $20,364,000 for the prior year’s three months, a decrease of $4,235,000.  This decrease resulted primarily from the redemption of the 6.875% Series J cumulative redeemable preferred shares on September 1, 2016.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $16,178,000 for the three months ended March 31, 2017, compared to $20,412,000 for the prior year’s three months, a decrease of $4,234,000.  This decrease resulted primarily from the redemption of the 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Results of Operations – Three Months Ended March 31, 2017 Compared to March 31, 2016 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended March 31, 2017 compared to March 31, 2016.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended March 31, 2017	$272,783		$70,649
Add-back:
Non-property level overhead expenses included above	12,243		6,952
Less EBITDA from:
Acquisitions	(5,195)	(1)	-
Dispositions, including net gains on sale	(299)		-
Development properties placed into service	-		(2,191)	(3)
Other non-operating income, net	(8,243)	(2)	(317)
Same store EBITDA for the three months ended March 31, 2017	$271,289		$75,093

EBITDA for the three months ended March 31, 2016	$260,499		$(85,468)
Add-back:
Non-property level overhead expenses included above	9,967		7,964
Less EBITDA from:
Acquisitions	-		-
Dispositions, including net gains on sale	(1,032)		(5,901)
Development properties placed into service	-		(2,572)
Other non-operating (income) expenses, net	(7,782)	(2)	160,535
Same store EBITDA for the three months ended March 31, 2016	$261,652		$74,558

Increase in same store EBITDA for the three months ended
March 31, 2017 compared to March 31, 2016	$9,637	(4)	$535

% increase in same store EBITDA	3.7%	(5)	0.7%

(1)

Primarily 85 Tenth Avenue. On January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)	Primarily 666 Fifth Avenue Office Condominium.
(3)	Primarily The Bartlett.
(4)

The $9,637 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $8,147 and $2,445 respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $926.  The Office EBITDA increase resulted primarily from higher tenant reimbursements, net of operating expenses. The Retail EBITDA increase resulted primarily from higher rents partially offset by higher operating expenses, net of reimbursements.

(5)	Excluding Hotel Pennsylvania, same store EBITDA increased by 4.0%.

Results of Operations – Three Months Ended March 31, 2017 Compared to March 31, 2016 - continued

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended March 31, 2017	$271,289		$75,093
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(26,118)		(4,830)
Cash basis same store EBITDA for the three months ended
March 31, 2017	$245,171		$70,263

Same store EBITDA for the three months ended March 31, 2016	$261,652		$74,558
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(49,358)		(4,485)
Cash basis same store EBITDA for the three months ended
March 31, 2016	$212,294		$70,073

Increase in cash basis same store EBITDA for the three months ended
March 31, 2017 compared to March 31, 2016	$32,877		$190

% increase in cash basis same store EBITDA	15.5%	(1)	0.3%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 15.7% on a cash basis.

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended December 31, 2016

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado for the three months ended December 31, 2016	$113,299	$519,457
Interest and debt expense	71,880	19,934
Depreciation and amortization	104,513	41,007
Income tax expense	1,487	199
EBITDA for the three months ended December 31, 2016	$291,179	$580,597

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended March 31, 2017 Compared to December 31, 2016

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended March 31, 2017	$272,783		$70,649
Add-back:
Non-property level overhead expenses included above	12,243		6,952
Less EBITDA from:
Acquisitions	(4,582)	(1)	-
Dispositions, including net gains on sale	(228)		-
Development properties placed into service	-		(2,191)	(3)
Other non-operating income, net	(8,243)	(2)	(317)
Same store EBITDA for the three months ended March 31, 2017	$271,973		$75,093

EBITDA for the three months ended December 31, 2016	$291,179		$580,597
Add-back:
Non-property level overhead expenses included above	8,307		7,612
Less EBITDA from:
Dispositions, including net gains on sale	(35)		(508,492)
Development properties placed into service	-		(3,719)
Other non-operating (income) expenses, net	(7,218)	(2)	23
Same store EBITDA for the three months ended December 31, 2016	$292,233		$76,021

Decrease in same store EBITDA for the three months ended
March 31, 2017 compared to December 31, 2016	$(20,260)		$(928)

% decrease in same store EBITDA	(6.9%)	(4)	(1.2%)

(1)

Primarily 85 Tenth Avenue. On January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)	Primarily 666 Fifth Avenue Office Condominium.
(3)	Primarily The Bartlett.
(4)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 3.5%.

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA – Three Months Ended March 31, 2017 Compared to December 31, 2016

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended March 31, 2017	$271,973		$75,093
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(26,538)		(4,830)
Cash basis same store EBITDA for the three months ended
March 31, 2017	$245,435		$70,263

Same store EBITDA for the three months ended December 31, 2016	$292,233		$76,021
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(36,488)		(4,252)
Cash basis same store EBITDA for the three months ended
December 31, 2016	$255,745		$71,769

Decrease in cash basis same store EBITDA for the three months ended
March 31, 2017 compared to December 31, 2016	$(10,310)		$(1,506)

% decrease in cash basis same store EBITDA	(4.0%)	(1)	(2.1%)

(1)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 0.1% on a cash basis.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties.   Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders, distributions to unitholders of the Operating Partnership, as well as acquisition and development costs.  Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, and our revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.

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

Liquidity and Capital Resources – continued

Cash Flows for the Three Months Ended March 31, 2017

Our cash and cash equivalents and restricted cash were $1,583,005,000 at March 31, 2017, a $16,317,000 decrease from the balance at December 31, 2016.  Our consolidated outstanding debt, net was $10,615,437,000 at March 31, 2017, a $3,752,000 increase from the balance at December 31, 2016.  As of March 31, 2017 and December 31, 2016, $115,630,000 was outstanding under our revolving credit facilities.  During the remainder of 2017 and 2018, $118,255,000 and $208,560,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $301,285,000 was comprised of (i) net income of $73,847,000, (ii) distributions of income from partially owned entities of $18,226,000, (iii) $139,173,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rents, amortization of below-market leases, net, net realized and unrealized loss and gain on real estate fund investments, net gains on sale of real estate and other, equity in net income from partially owned entities and net gains on disposition of wholly owned and partially owned assets, and (iv) the net change in operating assets and liabilities of $70,039,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $156,654,000 was primarily comprised of (i) $98,227,000 of development costs and construction in progress, (ii) $67,363,000 of additions to real estate and (iii) $6,679,000 of investments in partially owned entities, partially offset by (iv) $11,592,000 of capital distributions from partially owned entities and (v) $5,180,000 of proceeds from sales of real estate and related investments.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $160,948,000 was primarily comprised of (i) $134,332,000 of dividends paid on common shares, (ii) $16,129,000 of dividends paid on preferred shares, (iii) $14,281,000 of distributions to noncontrolling interests and (iv) $6,987,000 for the repayments of borrowings, partially offset by (v) $8,484,000 of proceeds received from exercise of employee share options and (vi) $2,529,000 of proceeds from borrowings.

Net cash used in financing activities of the Operating Partnership of $160,948,000 was primarily comprised of (i) $134,332,000 of distributions to Vornado, (ii) $16,129,000 of distributions to preferred unitholders, (iii) $14,281,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries and (iv) $6,987,000 for the repayments of borrowings, partially offset by (v) $8,484,000 of proceeds received from exercise of Vornado stock options and (vi) $2,529,000 of proceeds from borrowings.

Liquidity and Capital Resources – continued

Capital Expenditures for the Three Months Ended March 31, 2017

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the three months ended March 31, 2017.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$23,867	$17,830	$4,485		$1,552
Tenant improvements	45,801	9,041	28,544		8,216
Leasing commissions	10,267	3,889	4,776		1,602
Non-recurring capital expenditures	22,327	20,916	1,265		146
Total capital expenditures and leasing commissions (accrual basis)	102,262	51,676	39,070		11,516
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	33,810	13,940	10,649		9,221
Expenditures to be made in future periods for the current period	(58,120)	(27,379)	(30,002)		(739)
Total capital expenditures and leasing commissions (cash basis)	$77,952	$38,237	$19,717		$19,998

Tenant improvements and leasing commissions:
Per square foot per annum	$9.00	$11.26	$7.62	$	n/a
Percentage of initial rent	15.3%	14.1%	17.7%		n/a

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2017

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

We are constructing a residential condominium tower containing 397,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is estimated to be approximately $1.3 billion, of which $680,737,000 has been expended as of March 31, 2017.

We are developing a 173,000 square foot Class A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% owned).  The incremental development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of March 31, 2017, $40,821,000 has been expended, of which our share is $22,452,000.

We are developing a 170,000 square foot office and retail building at 61 Ninth Avenue, located on the southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  In February 2016, the venture purchased an adjacent five story loft building and air rights in exchange for a 10% common and preferred equity interest in the venture valued at $19,400,000, which reduced our ownership interest to 45.1% from 50.1%. The incremental development cost of this project is estimated to be approximately $150,000,000, of which our share is $68,000,000.  As of March 31, 2017, $48,824,000 has been expended, of which our share is $22,020,000.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2017 - continued

We are developing a 34,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% owned). The venture’s incremental development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of March 31, 2017, $23,954,000 has been expended, of which our share is $11,977,000.

During the first quarter of 2017, we completed the demolition of two adjacent Washington, DC office properties, 1726 M Street and 1150 17th Street, and will replace them in the future with a new 335,000 square foot Class A office building, to be addressed 1700 M Street.  The incremental development cost of the project is estimated to be approximately $170,000,000, of which $13,991,000 has been expended as of March 31, 2017.

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

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Penn Plaza District.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Below is a summary of development and redevelopment expenditures incurred in the three months ended March 31, 2017.  These expenditures include interest of $11,270,000, payroll of $2,105,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $7,380,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$66,284	$-	$-	$66,284
The Bartlett	6,315	-	6,315	-
90 Park Avenue	3,447	3,447	-	-
315/345 Montgomery Street (555 California Street)	3,294	-	-	3,294
606 Broadway	2,765	2,765	-	-
1700 M Street	2,503	-	2,503	-
304 Canal Street	2,128	2,128	-	-
Penn Plaza	1,274	1,274	-	-
Marriott Marquis Times Square - retail and signage	1,266	1,266
640 Fifth Avenue	1,090	1,090	-	-
theMART	1,034	-	-	1,034
Other	6,827	847	5,260	720
	$98,227	$12,817	$14,078	$71,332

Liquidity and Capital Resources – continued

Cash Flows for the Three Months Ended March 31, 2016

Our cash and cash equivalents and restricted cash were $1,782,713,000 at March 31, 2016, a $160,793,000 decrease from the balance at December 31, 2015.  The decrease is primarily due to cash flows from investing and financing activities, partially offset by cash flows from operating activities, as discussed below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $271,532,000 was comprised of (i) a net loss of $91,608,000, (ii) $264,378,000 of non-cash adjustments, which include Skyline properties impairment loss, depreciation and amortization expense, the effect of straight-lining of rents, amortization of below-market leases, net, net realized and unrealized gain on real estate fund investments and equity in net loss from partially owned entities, (iii) distributions of income from partially owned entities of $24,747,000, (iv) return of capital from real estate fund investments of $14,676,000, and (v) the net change in operating assets and liabilities of $59,339,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $235,137,000 was comprised of (i) $127,283,000 of development costs and construction in progress, (ii) $77,243,000 of additions to real estate, (iii) $63,188,000 of investments in partially owned entities and (iv) $938,000 of acquisitions of real estate and other, partially offset by (v) $30,637,000 of capital distributions from partially owned entities, (vi) $2,867,000 of proceeds from sales of real estate and related investments, and (vii) $11,000 of proceeds from repayments of mortgage loans receivable.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $197,188,000 was comprised of (i) $909,617,000 for the repayments of borrowings, (ii) $118,867,000 of dividends paid on common shares, (iii) $21,474,000 of distributions to noncontrolling interests, (iv) $20,364,000 of dividends paid on preferred shares, (v) $16,704,000 of debt issuance and other costs, and (vi) $185,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other, partially offset by (vii) $887,500,000 of proceeds from borrowings, and (viii) $2,523,000 of proceeds received from exercise of employee share options.

Net cash used in financing activities of the Operating Partnership of $197,188,000 was comprised of (i) $909,617,000 for the repayments of borrowings, (ii) $118,867,000 of distributions to Vornado, (iii) $21,474,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (iv) $20,364,000 of distributions to preferred unitholders, (v) $16,704,000 of debt issuance and other costs, and (vi) $185,000 for the repurchase of Class A units related to stock compensation agreements and related tax withholdings and other, partially offset by (vii) $887,500,000 of proceeds from borrowings, and (viii) $2,523,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Three Months Ended March 31, 2016

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

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2016

Below is a summary of development and redevelopment expenditures incurred in the three months ended March 31, 2016.  These expenditures include interest of $9,071,000, payroll of $3,166,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $27,514,000, which were capitalized in connection with the development and redevelopment of these projects.

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

Liquidity and Capital Resources – continued

Other Commitments and Contingencies

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant cost to us.

Generally, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of March 31, 2017, the aggregate dollar amount of these guarantees and master leases is approximately $723,000,000.

As of March 31, 2017, $19,895,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of March 31, 2017, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $170,000,000, which includes our share for the commitments of the Farley Post Office redevelopment joint venture.

As of March 31, 2017, we have construction commitments aggregating approximately $584,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 18 – Income (Loss) Per Share/Income (Loss) Per Class A Unit, in our consolidated financial statements on page 34 of this Quarterly Report on Form 10-Q.

FFO for the Three Months Ended March 31, 2017 and 2016

FFO attributable to common shareholders plus assumed conversions was $205,729,000, or $1.08 per diluted share for the three months ended March 31, 2017, compared to $203,137,000, or $1.07 per diluted share, for the prior year’s three months.  Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2017	2016
Reconciliation of our net income (loss) to FFO:
Net income (loss) attributable to common shareholders	$47,752	$(114,163)
Per diluted share	$0.25	$(0.61)

FFO adjustments:
Depreciation and amortization of real property	$130,469	$134,121
Net gain on sale of real estate	(2,267)	-
Real estate impairment loss	-	160,700
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	39,074	39,046
Net gain on sale of real estate	(1,853)	-
Real estate impairment losses	3,051	4,353
	168,474	338,220
Noncontrolling interests' share of above adjustments	(10,517)	(20,942)
FFO adjustments, net	$157,957	$317,278

FFO attributable to common shareholders	$205,709	$203,115
Convertible preferred share dividends	20	22
FFO attributable to common shareholders plus assumed conversions	$205,729	$203,137
Per diluted share	$1.08	$1.07

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	189,210	188,658
Effect of dilutive securities:
Employee stock options and restricted share awards	1,162	964
Convertible preferred shares	40	42
Denominator for FFO per diluted share	190,412	189,664

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2017			2016
		Weighted	Effect of 1%		Weighted
	March 31,	Average	Change In	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Consolidated debt:
Variable rate	$3,768,123	2.60%	$37,681	$3,765,054	2.40%
Fixed rate	6,942,346	3.82%	-	6,949,873	3.82%
	$10,710,469	3.39%	37,681	$10,714,927	3.32%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys "R" Us, Inc.	$1,113,023	2.69%	11,130	$1,109,376	2.49%
Variable rate – Toys "R" Us, Inc.	1,111,001	6.69%	11,110	1,162,072	6.05%
Fixed rate (including $465,194 and $671,181
of Toys "R" Us, Inc. debt in 2017 and 2016)	2,584,813	5.95%	-	2,791,249	6.09%
	$4,808,837	5.36%	22,240	$5,062,697	5.30%
Noncontrolling interests' share of consolidated
subsidiaries			(1,405)
Total change in annual net income attributable to
the Operating Partnership			58,516
Noncontrolling interests’ share of the Operating
Partnership			(3,651)
Total change in annual net income attributable to
Vornado			$54,865
Total change in annual net income attributable to
the Operating Partnership per diluted
Class A unit			$0.29
Total change in annual net income attributable to
Vornado per diluted share			$0.29

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2017, we have an interest rate swap on a $411,000,000 mortgage loan on Two Penn Plaza that swapped the rate from LIBOR plus 1.65% (2.43% at March 31, 2017) to a fixed rate of 4.78% through March 2018, an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (2.38% at March 31, 2017) to a fixed rate of 3.15% through December 2020 and an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (2.58% at March 31, 2017) to a fixed rate of 2.56% through September 2020.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of March 31, 2017, the estimated fair value of our consolidated debt was $10,758,000,000.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)

Disclosure Controls and Procedures:  Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, such disclosure controls and procedures were effective.

Internal Control Over Financial Reporting:  There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)

Disclosure Controls and Procedures:  Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, such disclosure controls and procedures were effective.

Internal Control Over Financial Reporting:  There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Vornado Realty Trust

None.

Vornado Realty L.P.

During the quarter ended March 31, 2017, we issued 618,342 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado commons shares and restricted units of the Company and upon conversion, surrender or exchange of the Company’s units or Vornado stock options, and consideration received included $8,964,908 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY TRUST
(Registrant)

Date: May 1, 2017	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: May 1, 2017	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.

10.30	**	-	Amendment to Employment Agreement, dated March 10, 2017, between Vornado Realty Trust and Mitchell Schear.

10.31	**	-	Consulting Agreement, dated March 10, 2017, between JBG SMITH Properties and Mitchell Schear.

15.1		-	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust

15.2		-	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust

31.3		-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.

31.4		-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.

32.1		-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust

32.2		-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust

32.3		-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.

32.4		-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.

101.INS		-	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P.

101.SCH		-	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.LAB		-	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.

	**		Management contract or compensatory agreement.