Form 10-Q
period 2017-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2017-07-31
CIK 899689, 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954 (Vornado Realty Trust)
Commission File Number:	001-34482 (Vornado Realty L.P.)

Vornado Realty Trust Vornado Realty L.P.

 (Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Vornado Realty Trust:

☑ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company
☐ Emerging Growth Company

Vornado Realty L.P.:

☐ Large Accelerated Filer	☐ Accelerated Filer
☑ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company
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

Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of June 30, 2017, 189,465,023 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Vornado Realty Trust and Vornado Realty L.P.  Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

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

The Company believes it is important to understand the few differences between Vornado and the Operating Partnership in the context of how Vornado and the Operating Partnership operate as a consolidated company. The financial results of the Operating Partnership are consolidated into the financial statements of Vornado. Vornado does not have any significant assets, liabilities or operations, other than its investment in the Operating Partnership.  The Operating Partnership, not Vornado, generally executes all significant business relationships other than transactions involving the securities of Vornado. The Operating Partnership holds substantially all of the assets of Vornado. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by Vornado, which are contributed to the capital of the Operating Partnership in exchange for units of limited partnership in the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit facility, the issuance of secured and unsecured debt and equity securities, and proceeds received from the disposition of certain properties.

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:
	•	Note 10. Redeemable Noncontrolling Interests/Redeemable Partnership Units
	•	Note 18. Income Per Share/Income Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

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

PART I.	Financial Information:	Page Number

Item 1.	Financial Statements of Vornado Realty Trust:

	Consolidated Balance Sheets (Unaudited) as of June 30, 2017 and December 31, 2016	5

	Consolidated Statements of Income (Unaudited) for the
	Three and Six Months Ended June 30, 2017 and 2016	6

	Consolidated Statements of Comprehensive Income (Unaudited)
	for the Three and Six Months Ended June 30, 2017 and 2016	7

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Six Months Ended June 30, 2017 and 2016	8

	Consolidated Statements of Cash Flows (Unaudited) for the
	Six Months Ended June 30, 2017 and 2016	10

	Financial Statements of Vornado Realty L.P.:

	Consolidated Balance Sheets (Unaudited) as of June 30, 2017 and December 31, 2016	12

	Consolidated Statements of Income (Unaudited) for the
	Three and Six Months Ended June 30, 2017 and 2016	13

	Consolidated Statements of Comprehensive Income (Unaudited)
	for the Three and Six Months Ended June 30, 2017 and 2016	14

	Consolidated Statements of Changes in Equity (Unaudited) for the
	Six Months Ended June 30, 2017 and 2016	15

	Consolidated Statements of Cash Flows (Unaudited) for the
	Six Months Ended June 30, 2017 and 2016	17

	Vornado Realty Trust and Vornado Realty L.P.:

	Notes to Consolidated Financial Statements (Unaudited)	19

	Reports of Independent Registered Public Accounting Firm	50

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	100

Item 4.	Controls and Procedures	101

PART II.	Other Information:

Item 1.	Legal Proceedings	102

Item 1A.	Risk Factors	102

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	102

Item 3.	Defaults Upon Senior Securities	102

Item 4.	Mine Safety Disclosures	102

Item 5.	Other Information	102

Item 6.	Exhibits	102

SIGNATURES		103

EXHIBIT INDEX		105

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	June 30, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land	$4,048,971	$4,065,142
Buildings and improvements	12,750,314	12,727,980
Development costs and construction in progress	1,676,353	1,430,276
Leasehold improvements and equipment	119,852	116,560
Total	18,595,490	18,339,958
Less accumulated depreciation and amortization	(3,682,903)	(3,513,574)
Real estate, net	14,912,587	14,826,384
Cash and cash equivalents	1,471,303	1,501,027
Restricted cash	86,386	98,295
Marketable securities	187,489	203,704
Tenant and other receivables, net of allowance for doubtful accounts of $11,513 and $10,920	83,768	94,467
Investments in partially owned entities	1,354,089	1,428,019
Real estate fund investments	455,692	462,132
Receivable arising from the straight-lining of rents, net of allowance of $1,656 and $2,227	1,062,456	1,032,736
Deferred leasing costs, net of accumulated amortization of $242,373 and $228,862	449,714	454,345
Identified intangible assets, net of accumulated amortization of $211,285 and $207,330	176,506	192,731
Assets related to discontinued operations	4,378	5,570
Other assets	644,922	515,437
	$20,889,290	$20,814,847

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$9,502,694	$9,278,263
Senior unsecured notes, net	846,286	845,577
Unsecured term loan, net	372,975	372,215
Unsecured revolving credit facilities	115,630	115,630
Accounts payable and accrued expenses	427,401	458,694
Deferred revenue	264,035	287,846
Deferred compensation plan	104,566	121,374
Liabilities related to discontinued operations	2,406	2,870
Other liabilities	431,983	435,436
Total liabilities	12,067,976	11,917,905
Commitments and contingencies		-
Redeemable noncontrolling interests:
Class A units - 12,477,710 and 12,197,162 units outstanding	1,171,656	1,273,018
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable noncontrolling interests	1,177,084	1,278,446
Vornado shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000
shares; issued and outstanding 42,823,428 and 42,824,829 shares	1,038,011	1,038,055
Common shares of beneficial interest: $.04 par value per share; authorized
250,000,000 shares; issued and outstanding 189,465,023 and 189,100,876 shares	7,556	7,542
Additional capital	7,279,834	7,153,332
Earnings less than distributions	(1,524,806)	(1,419,382)
Accumulated other comprehensive income	115,839	118,972
Total Vornado shareholders' equity	6,916,434	6,898,519
Noncontrolling interests in consolidated subsidiaries	727,796	719,977
Total equity	7,644,230	7,618,496
	$20,889,290	$20,814,847

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Property rentals	$529,294	$527,178	$1,043,112	$1,046,670
Tenant expense reimbursements	60,687	60,841	128,357	120,416
Fee and other income	36,058	33,689	75,418	67,659
Total revenues	626,039	621,708	1,246,887	1,234,745
EXPENSES:
Operating	256,687	245,138	517,594	501,487
Depreciation and amortization	137,015	141,313	275,826	284,270
General and administrative	42,470	45,564	99,128	94,268
Acquisition and transaction related costs	6,471	2,879	14,476	7,486
Skyline properties impairment loss	-	-	-	160,700
Total expenses	442,643	434,894	907,024	1,048,211
Operating income	183,396	186,814	339,863	186,534
Income (loss) from partially owned entities	46,276	642	47,721	(3,598)
Income from real estate fund investments	4,391	16,389	4,659	27,673
Interest and other investment income, net	9,307	10,236	18,535	13,754
Interest and debt expense	(96,797)	(105,576)	(191,082)	(206,065)
Net gains on disposition of wholly owned
and partially owned assets	-	159,511	501	160,225
Income before income taxes	146,573	268,016	220,197	178,523
Income tax benefit (expense)	248	(2,109)	(1,957)	(4,940)
Income from continuing operations	146,821	265,907	218,240	173,583
Income from discontinued operations	663	2,475	3,091	3,191
Net income	147,484	268,382	221,331	176,774
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(7,677)	(13,025)	(14,414)	(22,703)
Operating Partnership	(7,706)	(14,531)	(10,935)	(7,044)
Net income attributable to Vornado	132,101	240,826	195,982	147,027
Preferred share dividends	(16,129)	(20,363)	(32,258)	(40,727)
NET INCOME attributable to common shareholders	$115,972	$220,463	$163,724	$106,300

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$0.61	$1.16	$0.84	$0.54
Income from discontinued operations, net	-	0.01	0.02	0.02
Net income per common share	$0.61	$1.17	$0.86	$0.56
Weighted average shares outstanding	189,395	188,772	189,304	188,715

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$0.61	$1.15	$0.84	$0.54
Income from discontinued operations, net	-	0.01	0.02	0.02
Net income per common share	$0.61	$1.16	$0.86	$0.56
Weighted average shares outstanding	190,444	189,885	190,674	190,000

DIVIDENDS PER COMMON SHARE	$0.71	$0.63	$1.42	$1.26

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$147,484	$268,382	$221,331	$176,774
Other comprehensive (loss) income:
(Reduction) increase in unrealized net gain on
available-for-sale securities	(1,206)	28,019	(16,215)	39,113
Pro rata share of amounts reclassified from accumulated
other comprehensive income of a
nonconsolidated subsidiary	-	-	9,268	-
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(980)	(628)	(1,031)	(622)
(Reduction) increase in value of interest rate swaps and other	(1,204)	(6,976)	4,638	(11,171)
Comprehensive income	144,094	288,797	217,991	204,094
Less comprehensive income attributable to noncontrolling interests	(15,173)	(28,814)	(25,142)	(31,432)
Comprehensive income attributable to Vornado Realty Trust	$128,921	$259,983	$192,849	$172,662

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,542	$7,153,332	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to
Vornado	-	-	-	-	-	195,982	-	-	195,982
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	14,414	14,414
Dividends on common shares	-	-	-	-	-	(268,817)	-	-	(268,817)
Dividends on preferred shares	-	-	-	-	-	(32,258)	-	-	(32,258)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	249	10	25,552	-	-	-	25,562
Under employees' share
option plan	-	-	103	4	8,842	-	-	-	8,846
Under dividend reinvestment plan	-	-	8	-	780	-	-	-	780
Contributions	-	-	-	-	-	-	-	991	991
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(6,200)	(6,200)
Other	-	-	-	-	-	-	-	(1,339)	(1,339)
Conversion of Series A preferred
shares to common shares	(2)	(44)	2	-	44	-	-	-	-
Deferred compensation shares
and options	-	-	2	-	1,076	(285)	-	-	791
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	-	(16,215)	-	(16,215)
Pro rata share of amounts
reclassified related to a
nonconsolidated subsidiary	-	-	-	-	-	-	9,268	-	9,268
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(1,031)	-	(1,031)
Increase in value of interest
rate swaps	-	-	-	-	-	-	4,636	-	4,636
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	90,208	-	-	-	90,208
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	207	-	207
Other	-	-	-	-	-	(46)	2	(47)	(91)
Balance, June 30, 2017	42,823	$1,038,011	189,465	$7,556	$7,279,834	$(1,524,806)	$115,839	$727,796	$7,644,230

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)								Non-
							Accumulated	controlling
						Earnings	Other	Interests in
	Preferred Shares		Common Shares		Additional	Less Than	Comprehensive	Consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,521	$7,132,979	$(1,766,780)	$46,921	$778,483	$7,476,078
Net income attributable to Vornado	-	-	-	-	-	147,027	-	-	147,027
Net income attributable to
noncontrolling interests in
consolidated subsidiaries	-	-	-	-	-	-	-	22,703	22,703
Dividends on common shares	-	-	-	-	-	(237,832)	-	-	(237,832)
Dividends on preferred shares	-	-	-	-	-	(40,727)	-	-	(40,727)
Common shares issued:
Upon redemption of Class A
units, at redemption value	-	-	195	8	18,200	-	-	-	18,208
Under employees' share
option plan	-	-	38	1	3,092	-	-	-	3,093
Under dividend reinvestment plan	-	-	8	-	717	-	-	-	717
Contributions	-	-	-	-	-	-	-	19,674	19,674
Distributions:
Real estate fund investments	-	-	-	-	-	-	-	(56,533)	(56,533)
Other	-	-	-	-	-	-	-	(10,970)	(10,970)
Deferred compensation shares
and options	-	-	7	1	953	(186)	-	-	768
Increase in unrealized net gain
on available-for-sale securities	-	-	-	-	-	-	39,113	-	39,113
Pro rata share of other
comprehensive loss of
nonconsolidated subsidiaries	-	-	-	-	-	-	(622)	-	(622)
Reduction in value of interest
rate swaps	-	-	-	-	-	-	(11,170)	-	(11,170)
Adjustments to carry redeemable
Class A units at redemption value	-	-	-	-	(20,369)	-	-	-	(20,369)
Redeemable noncontrolling interests'
share of above adjustments	-	-	-	-	-	-	(1,685)	-	(1,685)
Other	-	-	1	-	(1)	(7)	(1)	111	102
Balance, June 30, 2016	52,677	$1,276,954	188,826	$7,531	$7,135,571	$(1,898,505)	$72,556	$753,468	$7,347,575

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$221,331	$176,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	289,898	299,541
Equity in net (income) loss of partially owned entities	(47,721)	3,598
Distributions of income from partially owned entities	44,778	42,012
Other non-cash adjustments	30,070	23,049
Straight-lining of rents	(28,581)	(83,883)
Amortization of below-market leases, net	(24,391)	(29,811)
Net realized and unrealized loss (gain) on real estate fund investments	6,201	(21,277)
Net gains on sale of real estate and other	(2,267)	(2,210)
Net gains on disposition of wholly owned and partially owned assets	(501)	(160,225)
Skyline properties impairment loss	-	160,700
Return of capital from real estate fund investments	-	71,888
Changes in operating assets and liabilities:
Tenant and other receivables, net	8,446	2,358
Prepaid assets	(148,446)	(131,927)
Other assets	(8,402)	(29,303)
Accounts payable and accrued expenses	(1,324)	6,634
Other liabilities	(22,874)	(9,113)
Net cash provided by operating activities	316,217	318,805

Cash Flows from Investing Activities:
Development costs and construction in progress	(191,073)	(277,214)
Additions to real estate	(139,611)	(170,265)
Distributions of capital from partially owned entities	113,507	92,465
Investments in partially owned entities	(27,720)	(90,659)
Acquisitions of real estate and other	(11,841)	(91,100)
Proceeds from sales of real estate and related investments	5,180	159,888
Proceeds from repayments of mortgage loans receivable	29	22
Net deconsolidation of 7 West 34th Street	-	(48,000)
Investments in loans receivable and other	-	(11,700)
Purchases of marketable securities	-	(4,379)
Net cash used in investing activities	(251,529)	(440,942)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Financing Activities:
Dividends paid on common shares	$(268,817)	$(237,832)
Proceeds from borrowings	226,929	1,325,246
Dividends paid on preferred shares	(32,258)	(40,727)
Distributions to noncontrolling interests	(25,617)	(83,266)
Repayments of borrowings	(13,971)	(1,032,115)
Proceeds received from exercise of employee share options	9,626	3,810
Debt issuance and other costs	(2,919)	(29,478)
Contributions from noncontrolling interests	991	11,874
Repurchase of shares related to stock compensation agreements and related
tax withholdings and other	(285)	(186)
Net cash used in financing activities	(106,321)	(82,674)
Net decrease in cash and cash equivalents and restricted cash	(41,633)	(204,811)
Cash and cash equivalents and restricted cash at beginning of period	1,599,322	1,943,506
Cash and cash equivalents and restricted cash at end of period	$1,557,689	$1,738,695

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,501,027	$1,835,707
Restricted cash at beginning of period	98,295	107,799
Cash and cash equivalents and restricted cash at beginning of period	$1,599,322	$1,943,506

Cash and cash equivalents at end of period	$1,471,303	$1,644,067
Restricted cash at end of period	86,386	94,628
Cash and cash equivalents and restricted cash at end of period	$1,557,689	$1,738,695

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $20,050 and $13,918	$175,718	$181,432
Cash payments for income taxes	$3,151	$5,003

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$90,208	$(20,369)
Accrued capital expenditures included in accounts payable and accrued expenses	59,733	144,079
Write-off of fully depreciated assets	(35,727)	(220,654)
(Reduction) increase in unrealized net gain on available-for-sale securities	(16,215)	39,113
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	-	(122,047)
Mortgage payable, net	-	(290,418)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	June 30, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land	$4,048,971	$4,065,142
Buildings and improvements	12,750,314	12,727,980
Development costs and construction in progress	1,676,353	1,430,276
Leasehold improvements and equipment	119,852	116,560
Total	18,595,490	18,339,958
Less accumulated depreciation and amortization	(3,682,903)	(3,513,574)
Real estate, net	14,912,587	14,826,384
Cash and cash equivalents	1,471,303	1,501,027
Restricted cash	86,386	98,295
Marketable securities	187,489	203,704
Tenant and other receivables, net of allowance for doubtful accounts of $11,513 and $10,920	83,768	94,467
Investments in partially owned entities	1,354,089	1,428,019
Real estate fund investments	455,692	462,132
Receivable arising from the straight-lining of rents, net of allowance of $1,656 and $2,227	1,062,456	1,032,736
Deferred leasing costs, net of accumulated amortization of $242,373 and $228,862	449,714	454,345
Identified intangible assets, net of accumulated amortization of $211,285 and $207,330	176,506	192,731
Assets related to discontinued operations	4,378	5,570
Other assets	644,922	515,437
	$20,889,290	$20,814,847

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$9,502,694	$9,278,263
Senior unsecured notes, net	846,286	845,577
Unsecured term loan, net	372,975	372,215
Unsecured revolving credit facilities	115,630	115,630
Accounts payable and accrued expenses	427,401	458,694
Deferred revenue	264,035	287,846
Deferred compensation plan	104,566	121,374
Liabilities related to discontinued operations	2,406	2,870
Other liabilities	431,983	435,436
Total liabilities	12,067,976	11,917,905
Commitments and contingencies		-
Redeemable partnership units:
Class A units - 12,477,710 and 12,197,162 units outstanding	1,171,656	1,273,018
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	1,177,084	1,278,446
Equity:
Partners' capital	8,325,401	8,198,929
Earnings less than distributions	(1,524,806)	(1,419,382)
Accumulated other comprehensive income	115,839	118,972
Total Vornado Realty L.P. equity	6,916,434	6,898,519
Noncontrolling interests in consolidated subsidiaries	727,796	719,977
Total equity	7,644,230	7,618,496
	$20,889,290	$20,814,847

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Property rentals	$529,294	$527,178	$1,043,112	$1,046,670
Tenant expense reimbursements	60,687	60,841	128,357	120,416
Fee and other income	36,058	33,689	75,418	67,659
Total revenues	626,039	621,708	1,246,887	1,234,745
EXPENSES:
Operating	256,687	245,138	517,594	501,487
Depreciation and amortization	137,015	141,313	275,826	284,270
General and administrative	42,470	45,564	99,128	94,268
Acquisition and transaction related costs	6,471	2,879	14,476	7,486
Skyline properties impairment loss	-	-	-	160,700
Total expenses	442,643	434,894	907,024	1,048,211
Operating income	183,396	186,814	339,863	186,534
Income (loss) from partially owned entities	46,276	642	47,721	(3,598)
Income from real estate fund investments	4,391	16,389	4,659	27,673
Interest and other investment income, net	9,307	10,236	18,535	13,754
Interest and debt expense	(96,797)	(105,576)	(191,082)	(206,065)
Net gains on disposition of wholly owned
and partially owned assets	-	159,511	501	160,225
Income before income taxes	146,573	268,016	220,197	178,523
Income tax benefit (expense)	248	(2,109)	(1,957)	(4,940)
Income from continuing operations	146,821	265,907	218,240	173,583
Income from discontinued operations	663	2,475	3,091	3,191
Net income	147,484	268,382	221,331	176,774
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(7,677)	(13,025)	(14,414)	(22,703)
Net income attributable to Vornado Realty L.P.	139,807	255,357	206,917	154,071
Preferred unit distributions	(16,177)	(20,412)	(32,355)	(40,824)
NET INCOME attributable to Class A unitholders	$123,630	$234,945	$174,562	$113,247

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$0.61	$1.16	$0.84	$0.54
Income from discontinued operations, net	-	0.01	0.02	0.02
Net income per Class A unit	$0.61	$1.17	$0.86	$0.56
Weighted average units outstanding	201,127	200,369	200,987	200,220

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$0.61	$1.15	$0.84	$0.54
Income from discontinued operations, net	-	0.01	0.01	0.01
Net income per Class A unit	$0.61	$1.16	$0.85	$0.55
Weighted average units outstanding	202,623	201,975	202,617	201,821

DISTRIBUTIONS PER CLASS A UNIT	$0.71	$0.63	$1.42	$1.26

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$147,484	$268,382	$221,331	$176,774
Other comprehensive (loss) income:
(Reduction) increase in unrealized net gain on
available-for-sale securities	(1,206)	28,019	(16,215)	39,113
Pro rata share of amounts reclassified from accumulated
other comprehensive income of a
nonconsolidated subsidiary	-	-	9,268	-
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(980)	(628)	(1,031)	(622)
(Reduction) increase in value of interest rate swaps and other	(1,204)	(6,976)	4,638	(11,171)
Comprehensive income	144,094	288,797	217,991	204,094
Less comprehensive income attributable to noncontrolling interests
in consolidated subsidiaries	(7,677)	(13,025)	(14,414)	(22,703)
Comprehensive income attributable to Vornado Realty L.P.	$136,417	$275,772	$203,577	$181,391

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,160,874	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado Realty L.P.	-	-	-	-	206,917	-	-	206,917
Net income attributable to redeemable
partnership units	-	-	-	-	(10,935)	-	-	(10,935)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	14,414	14,414
Distributions to Vornado	-	-	-	-	(268,817)	-	-	(268,817)
Distributions to preferred unitholders	-	-	-	-	(32,258)	-	-	(32,258)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	249	25,562	-	-	-	25,562
Under Vornado's employees' share option
plan	-	-	103	8,846	-	-	-	8,846
Under Vornado's dividend reinvestment plan	-	-	8	780	-	-	-	780
Contributions	-	-	-	-	-	-	991	991
Distributions:
Real estate fund investments	-	-	-	-	-	-	(6,200)	(6,200)
Other	-	-	-	-	-	-	(1,339)	(1,339)
Conversion of Series A preferred units
to Class A units	(2)	(44)	2	44	-	-	-	-
Deferred compensation units and options	-	-	2	1,076	(285)	-	-	791
Reduction in unrealized net gain on
available-for-sale securities	-	-	-	-	-	(16,215)	-	(16,215)
Pro rata share of amounts
reclassified related to a
nonconsolidated subsidiary	-	-	-	-	-	9,268	-	9,268
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(1,031)	-	(1,031)
Increase in value of interest rate swaps	-	-	-	-	-	4,636	-	4,636
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	90,208	-	-	-	90,208
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	207	-	207
Other	-	-	-	-	(46)	2	(47)	(91)
Balance, June 30, 2017	42,823	$1,038,011	189,465	$7,287,390	$(1,524,806)	$115,839	$727,796	$7,644,230

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,140,500	$(1,766,780)	$46,921	$778,483	$7,476,078
Net income attributable to Vornado Realty L.P.	-	-	-	-	154,071	-	-	154,071
Net income attributable to redeemable
partnership units	-	-	-	-	(7,044)	-	-	(7,044)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	22,703	22,703
Distributions to Vornado	-	-	-	-	(237,832)	-	-	(237,832)
Distributions to preferred unitholders	-	-	-	-	(40,727)	-	-	(40,727)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	195	18,208	-	-	-	18,208
Under Vornado's employees' share option plan	-	-	38	3,093	-	-	-	3,093
Under Vornado's dividend reinvestment plan	-	-	8	717	-	-	-	717
Contributions	-	-	-	-	-	-	19,674	19,674
Distributions:
Real estate fund investments	-	-	-	-	-	-	(56,533)	(56,533)
Other	-	-	-	-	-	-	(10,970)	(10,970)
Deferred compensation units and options	-	-	7	954	(186)	-	-	768
Increase in unrealized net gain
on available-for-sale securities	-	-	-	-	-	39,113	-	39,113
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(622)	-	(622)
Reduction in value of interest rate swaps	-	-	-	-	-	(11,170)	-	(11,170)
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	(20,369)	-	-	-	(20,369)
Redeemable partnership units' share of
above adjustments	-	-	-	-	-	(1,685)	-	(1,685)
Other	-	-	1	(1)	(7)	(1)	111	102
Balance, June 30, 2016	52,677	$1,276,954	188,826	$7,143,102	$(1,898,505)	$72,556	$753,468	$7,347,575

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$221,331	$176,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	289,898	299,541
Equity in net (income) loss of partially owned entities	(47,721)	3,598
Distributions of income from partially owned entities	44,778	42,012
Other non-cash adjustments	30,070	23,049
Straight-lining of rents	(28,581)	(83,883)
Amortization of below-market leases, net	(24,391)	(29,811)
Net realized and unrealized loss (gain) on real estate fund investments	6,201	(21,277)
Net gains on sale of real estate and other	(2,267)	(2,210)
Net gains on disposition of wholly owned and partially owned assets	(501)	(160,225)
Skyline properties impairment loss	-	160,700
Return of capital from real estate fund investments	-	71,888
Changes in operating assets and liabilities:
Tenant and other receivables, net	8,446	2,358
Prepaid assets	(148,446)	(131,927)
Other assets	(8,402)	(29,303)
Accounts payable and accrued expenses	(1,324)	6,634
Other liabilities	(22,874)	(9,113)
Net cash provided by operating activities	316,217	318,805

Cash Flows from Investing Activities:
Development costs and construction in progress	(191,073)	(277,214)
Additions to real estate	(139,611)	(170,265)
Distributions of capital from partially owned entities	113,507	92,465
Investments in partially owned entities	(27,720)	(90,659)
Acquisitions of real estate and other	(11,841)	(91,100)
Proceeds from sales of real estate and related investments	5,180	159,888
Proceeds from repayments of mortgage loans receivable	29	22
Net deconsolidation of 7 West 34th Street	-	(48,000)
Investments in loans receivable and other	-	(11,700)
Purchases of marketable securities	-	(4,379)
Net cash used in investing activities	(251,529)	(440,942)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Financing Activities:
Distributions to Vornado	$(268,817)	$(237,832)
Proceeds from borrowings	226,929	1,325,246
Distributions to preferred unitholders	(32,258)	(40,727)
Distributions to redeemable security holders and noncontrolling interests in
consolidated subsidiaries	(25,617)	(83,266)
Repayments of borrowings	(13,971)	(1,032,115)
Proceeds received from exercise of Vornado stock options	9,626	3,810
Debt issuance and other costs	(2,919)	(29,478)
Contributions from noncontrolling interests in consolidated subsidiaries	991	11,874
Repurchase of Class A units related to stock compensation agreements and related
tax withholdings and other	(285)	(186)
Net cash used in financing activities	(106,321)	(82,674)
Net decrease in cash and cash equivalents and restricted cash	(41,633)	(204,811)
Cash and cash equivalents and restricted cash at beginning of period	1,599,322	1,943,506
Cash and cash equivalents and restricted cash at end of period	$1,557,689	$1,738,695

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,501,027	$1,835,707
Restricted cash at beginning of period	98,295	107,799
Cash and cash equivalents and restricted cash at beginning of period	$1,599,322	$1,943,506

Cash and cash equivalents at end of period	$1,471,303	$1,644,067
Restricted cash at end of period	86,386	94,628
Cash and cash equivalents and restricted cash at end of period	$1,557,689	$1,738,695

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $20,050 and $13,918	$175,718	$181,432
Cash payments for income taxes	$3,151	$5,003

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$90,208	$(20,369)
Accrued capital expenditures included in accounts payable and accrued expenses	59,733	144,079
Write-off of fully depreciated assets	(35,727)	(220,654)
(Reduction) increase in unrealized net gain on available-for-sale securities	(16,215)	39,113
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	-	(122,047)
Mortgage payable, net	-	(290,418)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.6% of the common limited partnership interest in, the Operating Partnership as of June 30, 2017.  All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

On July 17, 2017, we completed the spin-off of our Washington, DC segment comprised of (i) 37 office properties totaling over 11.1 million square feet, five multifamily properties with 3,133 units and five other assets totaling approximately 406,000 square feet and (ii) 18 future development assets totaling over 10.4 million square feet of estimated potential development density, and $275.0 million of cash to JBG SMITH Properties (“JBGS”).  On July 18, 2017, JBGS was combined with the management business and certain Washington, DC assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, is the Chairman of the Board of Trustees of JBGS.  Mitchell Schear, former President of our Washington, DC business, is a member of the Board of Trustees of JBGS.  We are providing transition services to JBGS initially including information technology, financial reporting and payroll services. The spin-off was effected through a tax-free distribution by Vornado to the holders of Vornado common shares of all of the common shares of JBGS at the rate of one JBGS common share for every two common shares of Vornado and the distribution by the Operating Partnership to the holders of its common units of all of the outstanding common units of JBG SMITH Properties LP (“JBGSLP”) at the rate of one JBGSLP common unit for every two common units of VRLP held of record.  See JBGS’ Amendment No. 3 on Form 10 (File No. 001-37994) filed with the Securities and Exchange Commission on June 9, 2017 for additional information. Beginning in the third quarter of 2017, the historical financial results of our Washington, DC segment will be reflected in our consolidated financial statements as discontinued operations for all periods presented.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. When adopting this standard, we are permitted to use either the full retrospective method or the modified retrospective method.  We will adopt this standard effective as of January 1, 2018 and currently expect to utilize the modified retrospective method of adoption. We have progressed with our project plan for adopting this standard, including gathering and evaluating the inventory of our revenue streams.  We expect this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases upon the adoption of the update (“ASU 2016-02”) Leases  with no impact on “total revenues.”  We expect this standard will have an impact on the timing of gains on certain sales of real estate. We are continuing to evaluate the impact of this standard on our consolidated financial statements.

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

In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are a lessee.  We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard.  We also expect that this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases with no impact on “total revenues.” In particular, items such as reimbursable real estate taxes and insurance expenses, will be presented in “property rentals” and non-lease components, such as certain reimbursable operating expenses, will be presented in “tenant expense reimbursements” on our consolidated statements of income.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The adoption of this update as of January 1, 2017, did not have a material impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature - continued

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  We elected to early adopt ASU 2016-15 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. The adoption of ASU 2016-15 impacted our classification of distributions received from equity method investees. We selected the nature of earnings approach for classifying distributions. Under this approach, the distributions from equity method investees are classified on the basis of the nature of the activity of the investee that generated the distribution.  The retrospective application of ASU 2016-15 resulted in the reclassification of certain distributions of income from partially owned entities to distributions of capital from partially owned entities, which reduced net cash provided by operating activities and net cash used in investing activities by $4,488,000 for the six months ended June 30, 2016.

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

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We expect to utilize the modified retrospective method of adoption. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

In May 2017, the FASB issued an update (“ASU 2017-09”) Scope of Modification Accounting to ASC 718. ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

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

As of June 30, 2017, we had six real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $455,692,000, or $143,092,000 in excess of cost, and had remaining unfunded commitments of $117,902,000, of which our share was $34,519,000.  Below is a summary of income from the Fund and the Crowne Plaza Joint Venture for the three and six months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net investment income	$3,646	$1,723	$10,860	$6,396
Net realized gain on exited investments	-	-	241	14,676
Previously recorded unrealized gain on exited investment	-	-	-	(14,254)
Net unrealized gain (loss) on held investments	745	14,666	(6,442)	20,855
Income from real estate fund investments(1)	4,391	16,389	4,659	27,673
Less income attributable to noncontrolling interests
in consolidated subsidiaries	(4,695)	(8,845)	(8,198)	(14,818)
(Loss) income from real estate fund investments attributable to
the Operating Partnership	(304)	7,544	(3,539)	12,855
Less loss (income) attributable to noncontrolling interests
in the Operating Partnership	19	(465)	221	(794)
(Loss) income from real estate fund investments attributable to
Vornado	$(285)	$7,079	$(3,318)	$12,061

(1)

Excludes $1,381 and $935 of management and leasing fees for the three months ended June 30, 2017 and 2016, respectively, and $2,381 and $1,695 for the six months ended June 30, 2017 and 2016, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

5.    Marketable Securities

Below is a summary of our marketable securities portfolio as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	As of June 30, 2017			As of December 31, 2016
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$183,027	$72,549	$110,478	$199,465	$72,549	$126,916
Other	4,462	650	3,812	4,239	650	3,589
	$187,489	$73,199	$114,290	$203,704	$73,199	$130,505

6.    Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2017, we own 1,654,068 Alexander’s common shares, representing a 32.4% interest in Alexander’s.  We account for our investment in Alexander’s under the equity method.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of June 30, 2017, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements (“ASC 820”)) of our investment in Alexander’s, based on Alexander’s June 30, 2017 closing share price of $421.46, was $697,124,000, or $570,494,000 in excess of the carrying amount on our consolidated balance sheet.  As of June 30, 2017, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,468,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

On June 1, 2017, Alexander’s completed a $500,000,000 refinancing of the office portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 0.90% (2.06% at June 30, 2017) and matures in June 2020 with four one-year extension options. In connection therewith, Alexander’s purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6%.  The property was previously encumbered by a $300,000,000 interest-only mortgage at LIBOR plus 0.95% which was scheduled to mature in March 2021.

Urban Edge Properties (“UE”) (NYSE: UE)

As of June 30, 2017, we own 5,717,184 UE operating partnership units, representing a 4.8% ownership interest in UE.  We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis.  In 2017 and 2016, we provided UE with information technology support.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets.  As of June 30, 2017, the fair value of our investment in UE, based on UE’s June 30, 2017 closing share price of $23.73, was $135,669,000, or $93,777,000 in excess of the carrying amount on our consolidated balance sheet.

During the six months ended June 30, 2017, UE issued approximately 14,000,000 operating partnership units related to property acquisitions and a public offering of its common stock.  As a result, our ownership interest in UE decreased to 4.8% from 5.4%. In accordance with ASC 323-10-40-1, we account for a unit issuance by an equity method investee as if we had sold a proportionate share of our investment. The average issuance price per unit of the newly issued UE capital is $26.07.  Our average per unit carrying amount is $4.55. Accordingly, we recorded a $15,900,000 net gain in connection with this issuance which is included in “income (loss) from partially owned entities” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of June 30, 2017, we own 6,250,000 PREIT operating partnership units, representing an 8.0% interest in PREIT.  We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis. As of June 30, 2017, the fair value of our investment in PREIT, based on PREIT’s June 30, 2017 closing share price of $11.32, was $70,750,000, or $46,854,000 below the carrying amount on our consolidated balance sheet. As of June 30, 2017, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $84,087,000. The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in PREIT’s net loss.  The basis difference related to the land will be recognized upon disposition of our investment.

Farley Post Office Joint Venture

In September 2016, our 50.1% joint venture with the Related Companies (“Related”) was designated by Empire State Development (“ESD”), an entity of New York State to redevelop the historic Farley Post Office building.  The building will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space.  On June 15, 2017, the joint venture closed a 99-year, triple-net lease with ESD for the commercial space at the Farley Post Office building and made a $230,000,000 upfront contribution, of which our share is $115,230,000, towards the construction of the train hall. The lease calls for annual rent payments of $5,000,000 plus payments in lieu of real estate taxes. Simultaneously, the joint venture completed a $271,000,000 loan facility, with an initial advance of $202,299,000.  The interest only loan is at LIBOR plus 3.25% (4.41% at June 30, 2017) and matures in June 2019 with two one-year extension options.

The joint venture has also entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders.  Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations.  Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations.  The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bears a full guaranty from Skanska AB.

Mezzanine Loan – New York

On May 9, 2017, a $150,000,000 mezzanine loan owned by a joint venture in which we have a 33.3% ownership interest was repaid at its maturity and we received our $50,000,000 share. The mezzanine loan earned interest at LIBOR plus 9.42%.

Sterling Suffolk Racecourse, LLC (“Suffolk Downs JV”)

On May 26, 2017, Suffolk Downs JV, a joint venture in which we have a 21.2% equity interest, sold the property comprising the Suffolk Downs race track in East Boston, Massachusetts (“Suffolk Downs”) for $155,000,000, which resulted in net proceeds and a net gain to us of $15,314,000.  In addition, we were repaid $29,318,000 of principal and $6,129,000 of accrued interest on our debt investments in Suffolk Downs JV, resulting in a net gain of $11,373,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	Balance as of
		June 30, 2017	June 30, 2017	December 31, 2016
Investments:
	Partially owned office buildings (1)	Various	$804,492	$825,421
	Alexander’s	32.4%	126,630	129,324
	PREIT	8.0%	117,604	122,883
	UE	4.8%	41,892	24,523
	India real estate ventures	4.1%-36.5%	26,491	30,290
	Other investments (2)	Various	236,980	295,578
			$1,354,089	$1,428,019

	7 West 34th Street (3)	53.0%	$(45,789)	$(43,022)

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue, 61 Ninth Avenue and others.
(2)

Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Farley Post Office Joint Venture, Toys "R" Us, Inc. (which has a carrying amount of zero) and others.

(3)	Our negative basis results from a deferred gain from the sale of a 47.0% ownership interest in the property and is included in "other liabilities" on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

6.    Investments in Partially Owned Entities – continued

Below is a schedule net income (loss) from partially owned entities.

(Amounts in thousands)		Percentage	For the Three Months Ended		For the Six Months Ended
		Ownership at	June 30,		June 30,
		June 30, 2017	2017	2016	2017	2016
Our Share of Net Income (Loss):
	UE (see page 23 for details):
	Net gain resulting from UE operating
	partnership unit issuances	4.8%	$15,900	$-	$15,900	$-
	Equity in net earnings		2,894	1,071	3,985	1,947
	Management fees		209	209	418	418
			19,003	1,280	20,303	2,365

	Alexander's (see page 23 for details):
	Equity in net income	32.4%	6,690	6,812	13,582	13,749
	Management, leasing and development fees		1,507	1,688	3,016	3,413
			8,197	8,500	16,598	17,162

	Partially owned office buildings (1)	Various	(7,897)	(12,398)	(17,840)	(26,647)

	India real estate ventures	4.1%-36.5%	(1,644)	(1,934)	10	(2,620)

	PREIT (see page 24 for details)	8.0%	(902)	(527)	(3,732)	(4,815)

	Other investments (2)	Various	29,519	5,721	32,382	10,957

			$46,276	$642	$47,721	$(3,598)

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.
(2)

Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Toys "R" Us, Inc. and others. In the second quarter of 2017, we recognized $26,687 of net gains, comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV. See page 24 for details.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Dispositions

Discontinued Operations

The tables below set forth the assets and liabilities related to discontinued operations as of June 30, 2017 and December 31, 2016 and their combined results of operations and cash flows for the three and six months ended June 30, 2017 and 2016.

(Amounts in thousands)	Balance as of
	June 30, 2017	December 31, 2016
Assets related to discontinued operations:
Real estate, net	$1,927	$2,642
Other assets	2,451	2,928
	$4,378	$5,570

Liabilities related to discontinued operations:
Other liabilities	$2,406	$2,870

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Income from discontinued operations:
Total revenues	$848	$947	$1,172	$2,129
Total expenses	185	682	348	1,148
	663	265	824	981
Net gains on the sale of real estate	-	2,210	2,267	2,210
Pretax income from discontinued operations	663	2,475	3,091	3,191
Income tax expense	-	-	-	-
Income from discontinued operations	$663	$2,475	$3,091	$3,191

(Amounts in thousands)			For the Six Months Ended June 30,
			2017	2016
Cash flows related to discontinued operations:
Cash flows from operating activities			$400	$(4,685)
Cash flows from investing activities			3,419	-

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	Balance as of
	June 30, 2017	December 31, 2016
Identified intangible assets:
Gross amount	$387,791	$400,061
Accumulated amortization	(211,285)	(207,330)
Total, net	$176,506	$192,731
Identified intangible liabilities (included in deferred revenue):
Gross amount	$581,471	$586,969
Accumulated amortization	(340,131)	(323,183)
Total, net	$241,340	$263,786

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $12,932,000 and $12,301,000 for the three months ended June 30, 2017 and 2016, respectively, and $24,391,000 and $29,808,000 for the six months ended June 30, 2017 and 2016, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$44,474
2019	32,297
2020	23,472
2021	18,646
2022	15,530

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $6,971,000 and $8,066,000 for the three months ended June 30, 2017 and 2016, respectively, and $14,079,000 and $15,859,000 for the six months ended June 30, 2017 and 2016, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$20,073
2019	15,737
2020	12,291
2021	11,288
2022	9,532

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense (a component of operating expense) of $458,000 and $458,000 for the three months ended June 30, 2017 and 2016, respectively, and $916,000 and $916,000 for the six months ended June 30, 2017 and 2016, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$1,832
2019	1,832
2020	1,832
2021	1,832
2022	1,832

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Debt

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at	Balance as of
	June 30, 2017	June 30, 2017	December 31, 2016
Mortgages Payable:
Fixed rate	3.84%	$6,084,795	$6,099,873
Variable rate	2.93%	3,502,460	3,274,424
Total	3.51%	9,587,255	9,374,297
Deferred financing costs, net and other		(84,561)	(96,034)
Total, net		$9,502,694	$9,278,263

Unsecured Debt:
Senior unsecured notes	3.68%	$850,000	$850,000
Deferred financing costs, net and other		(3,714)	(4,423)
Senior unsecured notes, net		846,286	845,577

Unsecured term loan	2.37%	375,000	375,000
Deferred financing costs, net and other		(2,025)	(2,785)
Unsecured term loan, net		372,975	372,215

Unsecured revolving credit facilities	2.14%	115,630	115,630

Total, net		$1,334,891	$1,333,422

On June 20, 2017, we completed a $220,000,000 financing of The Bartlett, a 699-unit residential building with a 39,000 square foot Whole Foods Market at its base, located in Arlington, Virginia.  The five-year interest-only loan is at LIBOR plus 1.70% (2.90% at June 30, 2017), and matures in June 2022.  On July 17, 2017, the property, the loan and the $217,000,000 of net proceeds were transferred to JBGS in connection with the tax-free spin-off of our Washington, DC segment.

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

(Amounts in thousands)
Balance as of December 31, 2015	$1,229,221
Net income	7,044
Other comprehensive income	1,685
Distributions	(15,763)
Redemption of Class A units for common shares/units, at redemption value	(18,208)
Adjustments to carry redeemable Class A units at redemption value	20,369
Other, net	21,149
Balance as of June 30, 2016	$1,245,497

Balance as of December 31, 2016	$1,278,446
Net income	10,935
Other comprehensive loss	(207)
Distributions	(18,078)
Redemption of Class A units for common shares/units, at redemption value	(25,562)
Adjustments to carry redeemable Class A units at redemption value	(90,208)
Other, net	21,758
Balance as of June 30, 2017	$1,177,084

As of June 30, 2017 and December 31, 2016, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $1,171,656,000 and $1,273,018,000, respectively.

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of June 30, 2017 and December 31, 2016.    Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

11.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
	Total	for-sale	subsidiaries' OCI	swaps	Other
For the Three Months Ended June 30, 2017
Balance as of March 31, 2017	$119,019	$115,496	$(2,841)	$13,908	$(7,544)
OCI before reclassifications	(3,180)	(1,206)	(980)	(1,206)	212
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(3,180)	(1,206)	(980)	(1,206)	212
Balance as of June 30, 2017	$115,839	$114,290	$(3,821)	$12,702	$(7,332)

For the Three Months Ended June 30, 2016
Balance as of March 31, 2016	$53,399	$89,542	$(9,313)	$(23,563)	$(3,267)
OCI before reclassifications	19,157	28,019	(628)	(6,975)	(1,259)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	19,157	28,019	(628)	(6,975)	(1,259)
Balance as of June 30, 2016	$72,556	$117,561	$(9,941)	$(30,538)	$(4,526)

For the Six Months Ended June 30, 2017
Balance as of December 31, 2016	$118,972	$130,505	$(12,058)	$8,066	$(7,541)
OCI before reclassifications	(12,401)	(16,215)	(1,031)	4,636	209
Amounts reclassified from AOCI	9,268	-	9,268	-	-
Net current period OCI	(3,133)	(16,215)	8,237	4,636	209
Balance as of June 30, 2017	$115,839	$114,290	$(3,821)	$12,702	$(7,332)

For the Six Months Ended June 30, 2016
Balance as of December 31, 2015	$46,921	$78,448	$(9,319)	$(19,368)	$(2,840)
OCI before reclassifications	25,635	39,113	(622)	(11,170)	(1,686)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	25,635	39,113	(622)	(11,170)	(1,686)
Balance as of June 30, 2016	$72,556	$117,561	$(9,941)	$(30,538)	$(4,526)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

12.    Variable Interest Entities (“VIEs”)

Unconsolidated VIEs

As of June 30, 2017 and December 31, 2016, we have several unconsolidated VIEs.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities).  As of June 30, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $393,418,000 and $392,150,000, respectively, and our maximum exposure to loss in these entities is limited to our investments.

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

As of June 30, 2017, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,648,565,000 and $1,756,632,000, respectively.  As of December 31, 2016, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,638,483,000 and $1,762,322,000, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units).  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of June 30, 2017 and December 31, 2016, respectively.

(Amounts in thousands)	As of June 30, 2017
	Total	Level 1	Level 2	Level 3
Marketable securities	$187,489	$187,489	$-	$-
Real estate fund investments	455,692	-	-	455,692
Deferred compensation plan assets ($2,691 included in restricted
cash and $101,875 in other assets)	104,566	54,717	-	49,849
Interest rate swaps (included in other assets)	20,998	-	20,998	-
Total assets	$768,745	$242,206	$20,998	$505,541

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swap (included in other liabilities)	5,011	-	5,011	-
Total liabilities	$55,572	$50,561	$5,011	$-

(Amounts in thousands)	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable securities	$203,704	$203,704	$-	$-
Real estate fund investments	462,132	-	-	462,132
Deferred compensation plan assets ($4,187 included in restricted
cash and $117,187 in other assets)	121,374	63,930	-	57,444
Interest rate swaps (included in other assets)	21,816	-	21,816	-
Total assets	$809,026	$267,634	$21,816	$519,576

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swap (included in other liabilities)	10,122	-	10,122	-
Total liabilities	$60,683	$50,561	$10,122	$-

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

As of June 30, 2017, we had six real estate fund investments with an aggregate fair value of $455,692,000, or $143,092,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.3 to 3.5 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at June 30, 2017 and December 31, 2016.

			Weighted Average
	Range		(based on fair value of investments)
Unobservable Quantitative Input	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Discount rates	3.0% to 16.0%	10.0% to 14.9%	11.1%	12.6%
Terminal capitalization rates	4.7% to 5.8%	4.3% to 5.8%	5.5%	5.3%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and six months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$454,946	$566,696	$462,132	$574,761
Dispositions / distributions	-	(57,212)	-	(71,888)
Net unrealized gain (loss)	745	14,666	(6,442)	20,855
Net realized gain	-	-	241	422
Other, net	1	-	(239)	-
Ending balance	$455,692	$524,150	$455,692	$524,150

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and six months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$56,910	$57,184	$57,444	$59,186
Purchases	1,350	1,106	1,813	2,272
Sales	(9,375)	(779)	(12,112)	(2,151)
Realized and unrealized gains	830	2,219	1,905	312
Other, net	134	410	799	521
Ending balance	$49,849	$60,140	$49,849	$60,140

Fair Value Measurements on a Nonrecurring Basis

There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of June 30, 2017 and December 31, 2016.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1.  The fair values of our secured and unsecured debt are classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2017 and December 31, 2016.

(Amounts in thousands)	As of June 30, 2017			As of December 31, 2016
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
Cash equivalents	$1,103,553		$1,103,553	$1,307,105		$1,307,105
Debt:
Mortgages payable	$9,587,255		$9,626,000	$9,374,297		$9,356,000
Senior unsecured notes	850,000		887,000	850,000		899,000
Unsecured term loan	375,000		375,000	375,000		375,000
Unsecured revolving credit facilities	115,630		116,000	115,630		116,000
Total	$10,927,885	(1)	$11,004,000	$10,714,927	(1)	$10,746,000

(1)	Excludes $90,300 and $103,242 of deferred financing costs, net and other as of June 30, 2017 and December 31, 2016, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.    Stock-based Compensation

Vornado’s 2010 Omnibus Share Plan provides for grants of incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units and Out-Performance Plan awards to certain of our employees and officers.  We account for all equity-based compensation in accordance with ASC 718.  Equity-based compensation expense was $7,349,000 and $7,215,000 for the three months ended June 30, 2017 and 2016, respectively, and $21,626,000 and $21,786,000 for the six months ended June 30, 2017 and 2016, respectively.

15.    Fee and Other Income

The following table sets forth the details of fee and other income:

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
BMS cleaning fees	$21,294	$18,794	$43,290	$36,940
Management and leasing fees	4,892	4,604	9,529	9,403
Lease termination fees	1,459	3,199	5,625	5,604
Other income	8,413	7,092	16,974	15,712
	$36,058	$33,689	$75,418	$67,659

Management and leasing fees include management fees from Interstate Properties, a related party, of $124,000 and $128,000 for the three months ended June 30, 2017 and 2016, respectively, and $252,000 and $262,000 for the six months ended June 30, 2017 and 2016, respectively.  The above table excludes fee income from partially owned entities, which is included in “income (loss) from partially owned entities” (see Note 6 – Investments in Partially Owned Entities).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

16.     Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Dividends on marketable securities	$3,539	$3,230	$6,984	$6,445
Interest on loans receivable	2,102	748	2,845	1,496
Mark-to-market income of investments in our
deferred compensation plan (1)	789	4,359	3,258	2,421
Other, net	2,877	1,899	5,448	3,392
	$9,307	$10,236	$18,535	$13,754

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

17.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest expense	$100,486	$104,435	$197,060	$204,730
Amortization of deferred financing costs	8,353	8,508	17,334	17,773
Capitalized interest and debt expense	(12,042)	(7,367)	(23,312)	(16,438)
	$96,797	$105,576	$191,082	$206,065

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations, net of income
attributable to noncontrolling interests	$131,479	$238,504	$193,084	$144,033
Income from discontinued operations, net of income
attributable to noncontrolling interests	622	2,322	2,898	2,994
Net income attributable to Vornado	132,101	240,826	195,982	147,027
Preferred share dividends	(16,129)	(20,363)	(32,258)	(40,727)
Net income attributable to common shareholders	115,972	220,463	163,724	106,300
Earnings allocated to unvested participating securities	(13)	(25)	(27)	(30)
Numerator for basic income per share	115,959	220,438	163,697	106,270
Impact of assumed conversions:
Convertible preferred share dividends	20	21	-	-
Earnings allocated to Out-Performance Plan units	-	-	233	24
Numerator for diluted income per share	$115,979	$220,459	$163,930	$106,294

Denominator:
Denominator for basic income per share – weighted average shares	189,395	188,772	189,304	188,715
Effect of dilutive securities(1):
Employee stock options and restricted share awards	1,011	1,070	1,089	1,020
Convertible preferred shares	38	43	-	-
Out-Performance Plan units	-	-	281	265
Denominator for diluted income per share – weighted average
shares and assumed conversions	190,444	189,885	190,674	190,000

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.61	$1.16	$0.84	$0.54
Income from discontinued operations, net	-	0.01	0.02	0.02
Net income per common share	$0.61	$1.17	$0.86	$0.56

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.61	$1.15	$0.84	$0.54
Income from discontinued operations, net	-	0.01	0.02	0.02
Net income per common share	$0.61	$1.16	$0.86	$0.56

(1)

The effect of dilutive securities for the three months ended June 30, 2017 and 2016 excludes an aggregate of 12,268 and 12,278 weighted average common share equivalents, respectively, and 12,125 and 12,052 weighted average common share equivalents for the six months ended June 30, 2017 and 2016, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

18.          Income Per Share/Income Per Class A Unit - continued

Vornado Realty L.P.

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options, restricted unit awards and Out-Performance Plan awards.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations, net of income
attributable to noncontrolling interests	$139,144	$252,882	$203,826	$150,880
Income from discontinued operations	663	2,475	3,091	3,191
Net income attributable to Vornado Realty L.P.	139,807	255,357	206,917	154,071
Preferred unit distributions	(16,177)	(20,412)	(32,355)	(40,824)
Net income attributable to Class A unitholders	123,630	234,945	174,562	113,247
Earnings allocated to unvested participating securities	(742)	(1,059)	(1,759)	(1,412)
Numerator for basic income per Class A unit	122,888	233,886	172,803	111,835
Impact of assumed conversions:
Convertible preferred unit distributions	20	22	-	-
Numerator for diluted income per Class A unit	$122,908	$233,908	$172,803	$111,835

Denominator:
Denominator for basic income per Class A unit – weighted
average units	201,127	200,369	200,987	200,220
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,458	1,564	1,630	1,601
Convertible preferred units	38	42	-	-
Denominator for diluted income per Class A unit – weighted
average units and assumed conversions	202,623	201,975	202,617	201,821

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.61	$1.16	$0.84	$0.54
Income from discontinued operations, net	-	0.01	0.02	0.02
Net income per Class A unit	$0.61	$1.17	$0.86	$0.56

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.61	$1.15	$0.84	$0.54
Income from discontinued operations, net	-	0.01	0.01	0.01
Net income per Class A unit	$0.61	$1.16	$0.85	$0.55

(1)

The effect of dilutive securities for the three months ended June 30, 2017 and 2016 excludes an aggregate of 89 and 187 weighted average Class A unit equivalents, respectively, and 182 and 231 weighted average Class A unit equivalents for the six months ended June 30, 2017 and 2016, respectively, as their effect was anti-dilutive.

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

(UNAUDITED)

19.          Commitments and Contingencies – continued

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

Generally, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2017, the aggregate dollar amount of these guarantees and master leases is approximately $774,000,000.

As of June 30, 2017, $20,777,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of June 30, 2017, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $52,000,000.

As of June 30, 2017, we have construction commitments aggregating approximately $543,000,000.

Upon completion of the spin-off of our Washington, DC segment, on July 17, 2017, we incurred approximately $47,000,000 of additional transaction costs, primarily for advisory fees which will be recognized as expense in the quarter ended September 30, 2017.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) and NOI(1) by segment for the three months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended June 30, 2017
	Total	New York		Washington, DC		Other
Total revenues	$626,039	$436,862		$118,336		$70,841
Total expenses	442,643	279,835		82,317		80,491
Operating income (loss)	183,396	157,027		36,019		(9,650)
Income (loss) from partially owned entities	46,276	(272)		255		46,293
Income from real estate fund investments	4,391	-		-		4,391
Interest and other investment income (loss), net	9,307	1,499		(23)		7,831
Interest and debt expense	(96,797)	(60,335)		(12,008)		(24,454)
Income before income taxes	146,573	97,919		24,243		24,411
Income tax benefit (expense)	248	906		(362)		(296)
Income from continuing operations	146,821	98,825		23,881		24,115
Income from discontinued operations	663	-		-		663
Net income	147,484	98,825		23,881		24,778
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(7,677)	(2,645)		-		(5,032)
Net income attributable to the Operating Partnership	139,807	96,180		23,881		19,746
Interest and debt expense(2)	118,585	78,202		13,567		26,816
Depreciation and amortization(2)	168,248	110,449		33,648		24,151
Income tax expense (benefit)(2)	289	(869)		353		805
EBITDA(1)	426,929	283,962	(3)	71,449	(4)	71,518	(5)
Non-cash adjustments for straight-line rents, amortization of
acquired below-market leases, net, and other (2)	(44,580)	(26,741)		(1,826)		(16,013)
NOI(1)	$382,349	$257,221	(3)	$69,623	(4)	$55,505	(5)

(Amounts in thousands)	For the Three Months Ended June 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$621,708	$425,770		$127,468		$68,470
Total expenses	434,894	268,135		89,106		77,653
Operating income (loss)	186,814	157,635		38,362		(9,183)
Income (loss) from partially owned entities	642	(1,001)		(2,370)		4,013
Income from real estate fund investments	16,389	-		-		16,389
Interest and other investment income, net	10,236	1,214		34		8,988
Interest and debt expense	(105,576)	(56,395)		(19,817)		(29,364)
Net gain on disposition of wholly owned and partially
owned assets	159,511	159,511		-		-
Income (loss) before income taxes	268,016	260,964		16,209		(9,157)
Income tax expense	(2,109)	(816)		(318)		(975)
Income (loss) from continuing operations	265,907	260,148		15,891		(10,132)
Income from discontinued operations	2,475	-		-		2,475
Net income (loss)	268,382	260,148		15,891		(7,657)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(13,025)	(3,397)		-		(9,628)
Net income (loss) attributable to the Operating Partnership	255,357	256,751		15,891		(17,285)
Interest and debt expense(2)	127,799	71,171		21,926		34,702
Depreciation and amortization(2)	173,352	111,314		37,196		24,842
Income tax expense (2)	4,704	889		2,205		1,610
EBITDA(1)	561,212	440,125	(3)	77,218	(4)	43,869	(5)
Non-cash adjustments for straight-line rents, amortization of
acquired below-market leases, net, and other (2)	(74,383)	(50,045)		(6,067)		(18,271)
NOI(1)	$486,829	$390,080	(3)	$71,151	(4)	$25,598	(5)

See notes on pages 45 through 48.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information - continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) and NOI(1) by segment for the six months ended June 30, 2017.

(Amounts in thousands)	For the Six Months Ended June 30, 2017
	Total	New York		Washington, DC		Other
Total revenues	$1,246,887	$863,101		$234,543		$149,243
Total expenses	907,024	560,656		166,305		180,063
Operating income (loss)	339,863	302,445		68,238		(30,820)
Income (loss) from partially owned entities	47,721	(2,365)		342		49,744
Income from real estate fund investments	4,659	-		-		4,659
Interest and other investment income, net	18,535	2,971		41		15,523
Interest and debt expense	(191,082)	(118,322)		(23,569)		(49,191)
Net gains on disposition of wholly owned and partially
owned assets	501	-		-		501
Income (loss) before income taxes	220,197	184,729		45,052		(9,584)
Income tax (expense) benefit	(1,957)	763		(716)		(2,004)
Income (loss) from continuing operations	218,240	185,492		44,336		(11,588)
Income from discontinued operations	3,091	-		-		3,091
Net income (loss)	221,331	185,492		44,336		(8,497)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(14,414)	(5,489)		-		(8,925)
Net income (loss) attributable to the Operating Partnership	206,917	180,003		44,336		(17,422)
Interest and debt expense(2)	234,912	154,125		26,748		54,039
Depreciation and amortization(2)	339,785	223,259		69,141		47,385
Income tax expense (benefit)(2)	2,718	(642)		720		2,640
EBITDA(1)	784,332	556,745	(3)	140,945	(4)	86,642	(5)
Non-cash adjustments for straight-line rents, amortization of
acquired below-market leases, net, and other (2)	(61,708)	(52,159)		(5,892)		(3,657)
NOI(1)	$722,624	$504,586	(3)	$135,053	(4)	$82,985	(5)

See notes on pages 45 through 48.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information - continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) and NOI(1) by segment for the six months ended June 30, 2016.

(Amounts in thousands)	For the Six Months Ended June 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$1,234,745	$836,595		$255,480		$142,670
Total expenses	1,048,211	537,730		345,671		164,810
Operating income (loss)	186,534	298,865		(90,191)		(22,140)
(Loss) income from partially owned entities	(3,598)	(4,564)		(3,679)		4,645
Income from real estate fund investments	27,673	-		-		27,673
Interest and other investment income, net	13,754	2,329		92		11,333
Interest and debt expense	(206,065)	(110,981)		(35,752)		(59,332)
Net gains on disposition of wholly owned and partially
owned assets	160,225	159,511		-		714
Income (loss) before income taxes	178,523	345,160		(129,530)		(37,107)
Income tax expense	(4,940)	(1,775)		(582)		(2,583)
Income (loss) from continuing operations	173,583	343,385		(130,112)		(39,690)
Income from discontinued operations	3,191	-		-		3,191
Net income (loss)	176,774	343,385		(130,112)		(36,499)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(22,703)	(6,826)		-		(15,877)
Net income (loss) attributable to the Operating Partnership	154,071	336,559		(130,112)		(52,376)
Interest and debt expense(2)	253,919	142,369		40,637		70,913
Depreciation and amortization(2)	348,163	219,717		77,795		50,651
Income tax expense(2)	7,965	1,979		2,470		3,516
EBITDA(1)	764,118	700,624	(3)	(9,210)	(4)	72,704	(5)
Non-cash adjustments for straight-line rents, amortization of
acquired below-market leases, net, and other (2)	(133,739)	(97,555)		(10,264)		(25,920)
NOI(1)	$630,379	$603,069	(3)	$(19,474)	(4)	$46,784	(5)

See notes on pages 45 through 48.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information – continued

Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization."  NOI represents "Net Operating Income" (the equivalent of EBITDA on a cash basis). We calculate EBITDA and NOI on an Operating Partnership basis which is before allocation to the noncontrolling interest of the Operating Partnership.  We consider EBITDA the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. We also consider NOI a key non-GAAP financial measure. As properties are bought and sold based on a multiple of NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to those of our peers. EBITDA and NOI should not be considered substitutes for net income. EBITDA and NOI may not be comparable to similarly titled measures employed by other companies.

Our 7.5% interest in Fashion Centre Mall/Washington Tower and our interest in Rosslyn Plaza (ranging from 43.7% to 50.4%) will not be included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.  In addition, on January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)

Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net income (loss) to EBITDA and straight-line rents, amortization of acquired below-market leases, net and other non-cash adjustments in the reconciliation of EBITDA to NOI include our share of these items from partially owned entities.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information – continued

Notes to preceding tabular information - continued:

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended			For the Six Months Ended
		June 30,			June 30,
		2017	2016		2017	2016
	Office	$169,327	$165,576	(a)	$339,405	$320,585	(a)
	Retail	90,183	91,421	(a)	179,446	181,022	(a)
	Residential	6,190	6,337		12,468	12,687
	Alexander's	11,742	11,805		23,304	23,374
	Hotel Pennsylvania	6,520	3,797		2,122	325
	Total New York EBITDA, as adjusted	283,962	278,936		556,745	537,993
	Certain items that impact EBITDA:
	Net gain on sale of 47% ownership interest
	in 7 West 34th Street	-	159,511		-	159,511
	EBITDA from sold properties	-	1,678		-	3,120
	Total of certain items that impact EBITDA	-	161,189		-	162,631
	Total New York EBITDA	$283,962	$440,125		$556,745	$700,624

The elements of "New York" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2017	2016		2017	2016
Office	$158,105	$142,639	(a)	$317,632	$277,071	(a)
Retail	80,193	71,084	(a)	159,827	139,433	(a)
Residential	5,341	5,627		10,881	11,199
Alexander's	7,029	6,616		14,059	13,233
Hotel Pennsylvania	6,553	3,830		2,187	390
Total New York NOI, as adjusted	257,221	229,796		504,586	441,326
Certain items that impact NOI:
Net gain on sale of 47% ownership interest
in 7 West 34th Street	-	159,511		-	159,511
NOI from sold properties	-	773		-	2,232
Total of certain items that impact NOI	-	160,284		-	161,743
Total New York NOI	$257,221	$390,080		$504,586	$603,069

(a)

Beginning in January 2017 for office buildings with retail at the base, we have adjusted the allocation of real estate taxes between the retail and office elements above. This has no effect on our consolidated financial statements but resulted in a reallocation of $3,931 and $7,845 of income from retail to office for the three and six months ended June 30, 2016, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information – continued

Notes to preceding tabular information - continued:

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
	Office	$57,418	$61,357	$113,710	$119,376
	Residential	14,031	10,118	27,235	20,426
	Total Washington, DC EBITDA, as adjusted	71,449	71,475	140,945	139,802
	Certain items that impact EBITDA:
	EBITDA from sold properties	-	5,743	-	11,688
	Skyline properties impairment loss	-	-	-	(160,700)
	Total of certain items that impact EBITDA	-	5,743	-	(149,012)
	Total Washington, DC EBITDA	$71,449	$77,218	$140,945	$(9,210)

The elements of "Washington, DC" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Office	$55,592	$57,501	$107,818	$112,937
Residential	14,031	10,118	27,235	20,426
Total Washington, DC NOI, as adjusted	69,623	67,619	135,053	133,363
Certain items that impact NOI:
NOI from sold properties	-	3,532	-	7,863
Skyline properties impairment loss	-	-	-	(160,700)
Total of certain items that impact NOI	-	3,532	-	(152,837)
Total Washington, DC NOI	$69,623	$71,151	$135,053	$(19,474)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.    Segment Information – continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
	theMART (including trade shows)	$24,122	$25,965	$48,306	$48,993
	555 California Street	12,144	12,117	24,227	23,732
	Other investments	12,383	17,407	23,998	33,091
		48,649	55,489	96,531	105,816
	Our share of real estate fund investments	(304)	7,544	(3,539)	12,855
	Corporate general and administrative expenses(a)	(23,235)	(24,239)	(56,222)	(54,845)
	Investment income and other, net(a)	9,629	5,471	18,169	12,446
	Net gain resulting from UE operating partnership
	unit issuances	15,900	-	15,900	-
	Net gain on sale of property at Suffolk Downs	15,314	-	15,314	-
	Net gain on repayment of our Suffolk Downs JV
	debt investments	11,373	-	11,373	-
	Acquisition and transaction related costs(b)	(6,471)	(2,879)	(14,476)	(7,486)
	Residual retail properties discontinued operations	663	2,483	3,091	3,204
	Other	-	-	501	714
	Total Other	$71,518	$43,869	$86,642	$72,704

The elements of "Other" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
theMART (including trade shows)	$22,904	$24,233	$45,808	$45,955
555 California Street	11,258	8,033	22,633	13,922
Other investments	6,630	6,002	15,909	13,528
	40,792	38,268	84,350	73,405
Our share of real estate fund investments	1,995	1,522	4,931	3,865
Corporate general and administrative expenses(a)	(17,790)	(19,267)	(40,268)	(39,364)
Investment income and other, net(a)	9,629	5,471	18,169	12,446
Net gain on sale of property at Suffolk Downs	15,314	-	15,314	-
Net gain on repayment of our Suffolk Downs JV
debt investments	11,373	-	11,373	-
Acquisition and transaction related costs(b)	(6,471)	(2,879)	(14,476)	(7,486)
Residual retail properties discontinued operations	663	2,483	3,091	3,204
Other	-	-	501	714
Total Other	$55,505	$25,598	$82,985	$46,784

(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $789 and $4,359 of income for the three months ended June 30, 2017 and 2016, respectively, and $3,258 and $2,421 of income for the six months ended June 30, 2017 and 2016, respectively.

(b)

Includes transaction costs related to the spin-off of our Washington, DC business of $6,211 and $1,606 for the three months ended June 30, 2017 and 2016, respectively, and $13,464 and $1,858 for the six months ended June 30, 2017 and 2016, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

21.    Subsequent Event

330 Madison Avenue

On July 19, 2017, the joint venture, in which we have a 25% interest, completed a $500,000,000 refinancing of 330 Madison Avenue, an 845,000 square foot Manhattan office building.  The seven-year interest only loan matures in August 2024 and has a fixed rate of 3.43%.  Our share of net proceeds, after repayment of the existing LIBOR plus 1.30% $150,000,000 mortgage and closing costs, was approximately $85,000,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Vornado Realty Trust

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2017 and 2016 and changes in equity and cash flows for the six month periods ended June 30, 2017 and 2016.  These interim financial statements are the responsibility of the Company’s management.

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

July 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and consolidated subsidiaries (the “Partnership”) as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three month and six month periods ended June 30, 2017 and 2016 and changes in equity, and cash flows for the six month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Partnership’s management.

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

July 31, 2017

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2017.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.6% of the common limited partnership interest in, the Operating Partnership as of June 30, 2017.  All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

On July 17, 2017, we completed the spin-off of our Washington, DC segment comprised of (i) 37 office properties totaling over 11.1 million square feet, five multifamily properties with 3,133 units and five other assets totaling approximately 406,000 square feet and (ii) 18 future development assets totaling over 10.4 million square feet of estimated potential development density, and $275.0 million of cash to JBG SMITH Properties (“JBGS”).  On July 18, 2017, JBGS was combined with the management business and certain Washington, DC assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, is the Chairman of the Board of Trustees of JBGS.  Mitchell Schear, former President of our Washington, DC business, is a member of the Board of Trustees of JBGS.  We are providing transition services to JBGS initially including information technology, financial reporting and payroll services. The spin-off was effected through a tax-free distribution by Vornado to the holders of Vornado common shares of all of the common shares of JBGS at the rate of one JBGS common share for every two common shares of Vornado and the distribution by the Operating Partnership to the holders of its common units of all of the outstanding common units of JBG SMITH Properties LP (“JBGSLP”) at the rate of one JBGSLP common unit for every two common units of VRLP held of record.  See JBGS’ Amendment No. 3 on Form 10 (File No. 001-37994) filed with the Securities and Exchange Commission on June 9, 2017 for additional information. Beginning in the third quarter of 2017, the historical financial results of our Washington, DC segment will be reflected in our consolidated financial statements as discontinued operations for all periods presented.

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended June 30, 2017:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	(5.7%)	1.0%	1.7%
Six-month	(8.8%)	2.6%	2.7%
One-year	(3.6%)	6.6%	(1.8%)
Three-year	5.2%	24.4%	26.6%
Five-year	44.6%	55.3%	56.5%
Ten-year	36.3%	44.3%	78.2%

(1)	Past performance is not necessarily indicative of future performance.

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

Overview – continued

Vornado Realty Trust

Quarter Ended June 30, 2017 Financial Results Summary

Net income attributable to common shareholders for the quarter ended June 30, 2017 was $115,972,000, or $0.61 per diluted share, compared to $220,463,000, or $1.16 per diluted share, for the prior year’s quarter.  The quarters ended June 30, 2017 and 2016 include certain items that impact net income attributable to common shareholders, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarters ended June 30, 2017 and 2016 by $34,021,000, or $0.18 per diluted share, and $153,920,000, or $0.81 per diluted share, respectively.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended June 30, 2017 was $257,673,000, or $1.35 per diluted share, compared to $229,432,000, or $1.21 per diluted share, for the prior year’s quarter.  FFO for the quarters ended June 30, 2017 and 2016 include certain items that impact FFO, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO for the quarters ended June 30, 2017 and 2016 by $19,788,000, or $0.10 per diluted share, and $4,418,000, or $0.02 per diluted share, respectively.

Six Months Ended June 30, 2017 Financial Results Summary

Net income attributable to common shareholders for the six months ended June 30, 2017 was $163,724,000, or $0.86 per diluted share, compared to $106,300,000, or $0.56 per diluted share, for the six months ended June 30, 2016.   The six months ended June 30, 2017 and 2016 include certain items that impact net income attributable to common shareholders, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the six months ended June 30, 2017 by $25,095,000, or $0.13 per diluted share, and decreased net income attributable to common shareholders for the six months ended June 30, 2016 by $949,000, or $0.00 per diluted share.

FFO for the six months ended June 30, 2017 was $463,422,000, or $2.43 per diluted share, compared to $433,104,000, or $2.28 per diluted share, for the six months ended June 30, 2016.  FFO for the six months ended June 30, 2017 and 2016 include certain items that impact FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO for the six months ended June 30, 2017 and 2016 by $9,863,000, or $0.05 per diluted share, and $9,102,000, or $0.05 per diluted share, respectively.

Overview – continued

Vornado Realty Trust - continued

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Certain items that impact net income attributable to
common shareholders:
Net gain on repayment of our Suffolk Downs JV debt investments	$11,373	$-	$11,373	$-
Acquisition and transaction related costs	(6,471)	(2,879)	(14,476)	(7,486)
Net income (loss) from discontinued operations and
sold properties	663	104	824	(1,325)
(Loss) income from real estate fund investments, net	(304)	7,544	(3,539)	12,855
Net gains on sale of real estate	-	161,721	2,267	161,721
Default interest on Skyline properties mortgage loan	-	(2,711)	-	(2,711)
Skyline properties impairment loss	-	-	-	(160,700)
Other	-	-	501	714
Our share of partially owned entities:
Net gain resulting from Urban Edge Properties ("UE")
operating partnership unit issuances	15,900	-	15,900	-
Net gains on sale of real estate	15,339	319	17,192	319
Real estate impairment losses	(167)	(49)	(3,218)	(4,402)
Other	(67)	(25)	(67)	(25)
	36,266	164,024	26,757	(1,040)
Noncontrolling interests' share of above adjustments	(2,245)	(10,104)	(1,662)	91
Total of certain items that impact net income attributable to
common shareholders, net	$34,021	$153,920	$25,095	$(949)

Certain items that impact FFO:
Net gain on repayment of our Suffolk Downs JV debt investments	$11,373	$-	$11,373	$-
Acquisition and transaction related costs	(6,471)	(2,879)	(14,476)	(7,486)
FFO from discontinued operations and sold properties	663	2,889	824	6,349
(Loss) income from real estate fund investments, net	(304)	7,544	(3,539)	12,855
Default interest on Skyline properties mortgage loan	-	(2,711)	-	(2,711)
Other	-	-	501	714
Our share of partially owned entities:
Net gain resulting from UE operating partnership
unit issuances	15,900	-	15,900	-
Other	(67)	(25)	(67)	(25)
	21,094	4,818	10,516	9,696
Noncontrolling interests' share of above adjustments	(1,306)	(400)	(653)	(594)
Total of certain items that impact FFO, net	$19,788	$4,418	$9,863	$9,102

Overview – continued

Vornado Realty L.P.

Quarter Ended June 30, 2017 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended June 30, 2017 was $123,630,000, or $0.61 per diluted Class A unit, compared to $234,945,000, or $1.16 per diluted Class A unit, for the prior year’s quarter.  The quarters ended June 30, 2017 and 2016 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items increased net income attributable to Class A unitholders for the quarters ended June 30, 2017 and 2016 by $36,266,000, or $0.18, and $164,024,000, or $0.81 per diluted Class A unit, respectively.

Six Months Ended June 30, 2017 Financial Results Summary

Net income attributable to Class A unitholders for the six months ended June 30, 2017 was $174,562,000, or $0.85 per diluted Class A unit, compared to $113,247,000, or $0.55 per diluted Class A unit, for the six months ended June 30, 2016.  The six months ended June 30, 2017 and 2016 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items increased net income attributable to Class A unitholders for the six months ended June 30, 2017 by $26,757,000, or $0.13 per diluted Class A unit, and decreased net income attributable to Class A unitholders for the six months ended June 30, 2016 by $1,040,000, or $0.01 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Certain items that impact net income attributable to
Class A unitholders:
Net gain on repayment of our Suffolk Downs JV debt investments	$11,373	$-	$11,373	$-
Acquisition and transaction related costs	(6,471)	(2,879)	(14,476)	(7,486)
Net income (loss) from discontinued operations and
sold properties	663	104	824	(1,325)
(Loss) income from real estate fund investments, net	(304)	7,544	(3,539)	12,855
Net gains on sale of real estate	-	161,721	2,267	161,721
Default interest on Skyline properties mortgage loan	-	(2,711)	-	(2,711)
Skyline properties impairment loss	-	-	-	(160,700)
Other	-	-	501	714
Our share of partially owned entities:
Net gain resulting from UE operating partnership
unit issuances	15,900	-	15,900	-
Net gains on sale of real estate	15,339	319	17,192	319
Real estate impairment losses	(167)	(49)	(3,218)	(4,402)
Other	(67)	(25)	(67)	(25)
Total of certain items that impact net income attributable to
Class A unitholders, net	$36,266	$164,024	$26,757	$(1,040)

Overview – continued

Vornado Realty Trust and Vornado Realty L.P.

Same Store EBITDA and NOI

The percentage (decrease) increase in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and same store Net Operating Income (“NOI”) of our operating segments and theMART and 555 California Street, which are included in Other, are summarized below.

						555
			Washington,			California
	New York		DC	theMART		Street
Same store EBITDA % (decrease) increase :
Three months ended June 30, 2017 compared to June 30, 2016	(0.5%)	(1)(2)	(2.7%)	(4.5%)	(3)	(2.9%)
Six months ended June 30, 2017 compared to June 30, 2016	1.5%	(1)(2)	(1.2%)	(0.2%)	(4)	(1.0%)
Three months ended June 30, 2017 compared to March 31, 2017	3.6%	(1)(2)	(0.5%)	1.7%		0.5%

Same store NOI % increase (decrease):
Three months ended June 30, 2017 compared to June 30, 2016	10.6%	(1)(2)	0.5%	(2.8%)	(3)	33.7%
Six months ended June 30, 2017 compared to June 30, 2016	12.9%	(1)(2)	0.1%	0.9%	(4)	54.3%
Three months ended June 30, 2017 compared to March 31, 2017	4.5%	(1)(2)	2.5%	2.3%		(1.0%)

		EBITDA	NOI
(1)	Excluding Hotel Pennsylvania - same store % (decrease) increase:
	Three months ended June 30, 2017 compared to June 30, 2016	(1.5%)	9.6%
	Six months ended June 30, 2017 compared to June 30, 2016	1.2%	12.5%
	Three months ended June 30, 2017 compared to March 31, 2017	(0.4%)	0.1%

		EBITDA	NOI
(2)	Excluding $2,557,000 of one-time prior period tenant adjustments in the
	three months ended June 30, 2017 - same store % increase:
	Three months ended June 30, 2017 compared to June 30, 2016	0.4%	11.7%
	Six months ended June 30, 2017 compared to June 30, 2016	2.0%	13.5%
	Three months ended June 30, 2017 compared to March 31, 2017	4.5%	5.5%

(3)

The three months ended June 30, 2016 includes a $2,300,000 reversal of an expense accrued in the prior quarters. Excluding this amount, same store EBITDA increased by 4.0% and same store NOI increased by 6.5%.

(4)	The six months ended June 30, 2016 includes a $2,000,000 reversal of an expense accrued in 2015. Excluding this amount, same store EBITDA increased by 3.8% and same store NOI increased by 5.2%.

Calculations of same store EBITDA, same store NOI, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview – continued

Financings

On June 1, 2017, Alexander’s, Inc. (NYSE: ALX), in which we have a 32.4% ownership interest, completed a $500,000,000 refinancing of the office portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 0.90% (2.06% at June 30, 2017) and matures in June 2020 with four one-year extension options. In connection therewith, Alexander’s purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6%.  The property was previously encumbered by a $300,000,000 interest-only mortgage at LIBOR plus 0.95% which was scheduled to mature in March 2021.

On June 20, 2017, we completed a $220,000,000 financing of The Bartlett, a 699-unit residential building with a 39,000 square foot Whole Foods Market at its base, located in Arlington, Virginia.  The five-year interest-only loan is at LIBOR plus 1.70% (2.90% at June 30, 2017), and matures in June 2022.  On July 17, 2017, the property, the loan and the $217,000,000 of net proceeds were transferred to JBGS in connection with the tax-free spin-off of our Washington, DC segment.

On July 19, 2017, the joint venture, in which we have a 25% interest, completed a $500,000,000 refinancing of 330 Madison Avenue, an 845,000 square foot Manhattan office building.  The seven-year interest only loan matures in August 2024 and has a fixed rate of 3.43%.  Our share of net proceeds, after repayment of the existing LIBOR plus 1.30% $150,000,000 mortgage and closing costs, was approximately $85,000,000.

Other Activities

On May 9, 2017, a $150,000,000 mezzanine loan owned by a joint venture in which we have a 33.3% ownership interest was repaid at its maturity and we received our $50,000,000 share. The mezzanine loan earned interest at LIBOR plus 9.42%.

On May 26, 2017, Suffolk Downs JV, a joint venture in which we have a 21.2% equity interest, sold the property comprising the Suffolk Downs race track in East Boston, Massachusetts (“Suffolk Downs”) for $155,000,000, which resulted in net proceeds and a net gain to us of $15,314,000.  In addition, we were repaid $29,318,000 of principal and $6,129,000 of accrued interest on our debt investments in Suffolk Downs JV, resulting in a net gain of $11,373,000.

Washington, DC Segment

We completed the spin-off of our Washington, DC segment on July 17, 2017.  Our Washington, DC segment EBITDA as adjusted was $140,945,000 for the six months ended June 30, 2017, which is $1,143,000 ahead of the prior year’s first half as a result of an increase in EBITDA from the core business of $6,665,000, offset by a decline in EBITDA of $5,522,000 from 1700 M Street, 1800 South Bell and 1750 Crystal Drive being taken out-of-service for redevelopment.  These results are slightly ahead of the guidance we published for the first half of 2017.

Overview – continued

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).  ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. When adopting this standard, we are permitted to use either the full retrospective method or the modified retrospective method.  We will adopt this standard effective as of January 1, 2018 and currently expect to utilize the modified retrospective method of adoption. We have progressed with our project plan for adopting this standard, including gathering and evaluating the inventory of our revenue streams.  We expect this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases upon the adoption of the update (“ASU 2016-02”) Leases  with no impact on “total revenues.”  We expect this standard will have an impact on the timing of gains on certain sales of real estate. We are continuing to evaluate the impact of this standard on our consolidated financial statements.

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

In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase.  Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.  Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements, including the timing of adopting this standard. ASU 2016-02 will more significantly impact the accounting for leases in which we are a lessee.  We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard.  We also expect that this standard will have an impact on the presentation of certain lease and non-lease components of revenue from leases with no impact on “total revenues.” In particular, items such as reimbursable real estate taxes and insurance expenses, will be presented in “property rentals” and non-lease components, such as certain reimbursable operating expenses, will be presented in “tenant expense reimbursements” on our consolidated statements of income.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The adoption of this update as of January 1, 2017, did not have a material impact on our consolidated financial statements.

Overview – continued

Recently Issued Accounting Literature – continued

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  We elected to early adopt ASU 2016-15 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. The adoption of ASU 2016-15 impacted our classification of distributions received from equity method investees. We selected the nature of earnings approach for classifying distributions. Under this approach, the distributions from equity method investees are classified on the basis of the nature of the activity of the investee that generated the distribution.  The retrospective application of ASU 2016-15 resulted in the reclassification of certain distributions of income from partially owned entities to distributions of capital from partially owned entities, which reduced net cash provided by operating activities and net cash used in investing activities by $4,488,000 for the six months ended June 30, 2016.

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

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income–Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We expect to utilize the modified retrospective method of adoption. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

In May 2017, the FASB issued an update (“ASU 2017-09”) Scope of Modification Accounting to ASC 718. ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

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

(Square feet in thousands)	New York			555 California	Washington, DC
	Office	Retail	theMART	Street	Office
Three Months Ended June 30, 2017
Total square feet leased	543	24	91	5	196
Our share of square feet leased:	402	19	91	3	186
Initial rent(1)	$79.50	$160.08	$46.91	$89.00	$42.43
Weighted average lease term (years)	7.8	7.8	6.2	7.2	5.2
Second generation relet space:
Square feet	288	18	89	-	141
GAAP basis:
Straight-line rent(2)	$66.53	$154.39	$45.98	$-	$44.63
Prior straight-line rent	$56.47	$114.45	$41.49	$-	$43.70
Percentage increase	17.8%	34.9%	10.8%	- %	2.1%
Cash basis:
Initial rent(1)	$67.31	$145.80	$46.45	$-	$44.67
Prior escalated rent	$59.19	$116.83	$44.97	$-	$45.90
Percentage increase (decrease)	13.7%	24.8%	3.3%	- %	(2.7%)
Tenant improvements and leasing commissions:
Per square foot	$57.66	$70.12	$31.10	$134.00	$37.58
Per square foot per annum	$7.39	$8.99	$5.02	$18.61	$7.23
Percentage of initial rent	9.3%	5.6%	10.7%	20.9%	17.0%

(Square feet in thousands)	New York			555 California	Washington, DC
	Office	Retail	theMART	Street	Office
Six Months Ended June 30, 2017
Total square feet leased	1,096	36	191	71	740
Our share of square feet leased:	782	30	191	50	710
Initial rent(1)	$77.41	$190.57	$47.28	$87.03	$42.88
Weighted average lease term (years)	7.6	5.8	7.2	10.8	7.9
Second generation relet space:
Square feet	492	22	185	46	623
GAAP basis:
Straight-line rent(2)	$68.94	$229.02	$46.86	$95.09	$44.11
Prior straight-line rent	$60.51	$169.89	$36.44	$80.30	$42.06
Percentage increase	13.9%	34.8%	28.6%	18.4%	4.9%
Cash basis:
Initial rent(1)	$70.21	$215.42	$46.77	$86.49	$43.12
Prior escalated rent	$63.67	$177.62	$38.69	$78.67	$45.73
Percentage increase (decrease)	10.3%	21.3%	20.9%	9.9%	(5.7%)
Tenant improvements and leasing commissions:
Per square foot	$69.35	$59.96	$44.48	$95.09	$59.36
Per square foot per annum	$9.13	$10.34	$6.18	$8.80	$7.51
Percentage of initial rent	11.8%	5.4%	13.1%	10.1%	17.5%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents.  Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square footage (in service) and Occupancy as of June 30, 2017

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	Properties	Portfolio	Share	Occupancy %
New York:
Office	36	20,231	16,959	96.7%
Retail	71	2,677	2,472	95.3%
Residential - 1,699 units	11	1,564	831	94.8%
Alexander's, including 312 residential units	7	2,437	790	99.4%
Hotel Pennsylvania	1	1,400	1,400
		28,309	22,452	96.6%

Washington, DC:
Office	40	10,364	9,618	87.9%
Residential - 3,104 units	7	3,111	3,111	98.4%
Other	5	330	330	100.0%
		13,805	13,059	90.4%

Other:
theMART	3	3,682	3,673	98.9%
555 California Street	3	1,738	1,217	90.7%
Rosslyn Plaza Office and Residential - 196 units	6	705	319	67.3%
Other	4	1,837	877	99.7%
		7,962	6,086

Total square feet as of June 30, 2017		50,076	41,597

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2016

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	36	20,227	16,962	96.3%
Retail	70	2,672	2,464	97.1%
Residential - 1,692 units	11	1,559	826	95.7%
Alexander's, including 312 residential units	7	2,437	790	99.8%
Hotel Pennsylvania	1	1,400	1,400
		28,295	22,442	96.5%

Washington, DC:
Office	40	10,648	9,890	88.8%
Residential - 2,862 units	7	2,992	2,992	97.9%
Other	5	330	330	100.0%
		13,970	13,212	90.9%

Other:
theMART	3	3,671	3,662	98.9%
555 California Street	3	1,738	1,217	92.4%
Rosslyn Plaza Office and Residential - 196 units	6	746	339	64.0%
Other	4	1,811	850	99.8%
		7,966	6,068

Total square feet as of December 31, 2016		50,231	41,722

Net Income, EBITDA and NOI by Segment for the Three Months Ended June 30, 2017 and 2016

Below is a summary of net income and a reconciliation of net income to EBITDA(1) and NOI(1) by segment for the three months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended June 30, 2017
	Total	New York		Washington, DC		Other
Total revenues	$626,039	$436,862		$118,336		$70,841
Total expenses	442,643	279,835		82,317		80,491
Operating income (loss)	183,396	157,027		36,019		(9,650)
Income (loss) from partially owned entities	46,276	(272)		255		46,293
Income from real estate fund investments	4,391	-		-		4,391
Interest and other investment income (loss), net	9,307	1,499		(23)		7,831
Interest and debt expense	(96,797)	(60,335)		(12,008)		(24,454)
Income before income taxes	146,573	97,919		24,243		24,411
Income tax benefit (expense)	248	906		(362)		(296)
Income from continuing operations	146,821	98,825		23,881		24,115
Income from discontinued operations	663	-		-		663
Net income	147,484	98,825		23,881		24,778
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(7,677)	(2,645)		-		(5,032)
Net income attributable to the Operating Partnership	139,807	96,180		23,881		19,746
Interest and debt expense(2)	118,585	78,202		13,567		26,816
Depreciation and amortization(2)	168,248	110,449		33,648		24,151
Income tax expense (benefit)(2)	289	(869)		353		805
EBITDA(1)	426,929	283,962	(3)	71,449	(4)	71,518	(5)
Non-cash adjustments for straight-line rents, amortization of
acquired below-market leases, net, and other (2)	(44,580)	(26,741)		(1,826)		(16,013)
NOI(1)	$382,349	$257,221	(3)	$69,623	(4)	$55,505	(5)

(Amounts in thousands)	For the Three Months Ended June 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$621,708	$425,770		$127,468		$68,470
Total expenses	434,894	268,135		89,106		77,653
Operating income (loss)	186,814	157,635		38,362		(9,183)
Income (loss) from partially owned entities	642	(1,001)		(2,370)		4,013
Income from real estate fund investments	16,389	-		-		16,389
Interest and other investment income, net	10,236	1,214		34		8,988
Interest and debt expense	(105,576)	(56,395)		(19,817)		(29,364)
Net gain on disposition of wholly owned and partially
owned assets	159,511	159,511		-		-
Income (loss) before income taxes	268,016	260,964		16,209		(9,157)
Income tax expense	(2,109)	(816)		(318)		(975)
Income (loss) from continuing operations	265,907	260,148		15,891		(10,132)
Income from discontinued operations	2,475	-		-		2,475
Net income (loss)	268,382	260,148		15,891		(7,657)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(13,025)	(3,397)		-		(9,628)
Net income (loss) attributable to the Operating Partnership	255,357	256,751		15,891		(17,285)
Interest and debt expense(2)	127,799	71,171		21,926		34,702
Depreciation and amortization(2)	173,352	111,314		37,196		24,842
Income tax expense (2)	4,704	889		2,205		1,610
EBITDA(1)	561,212	440,125	(3)	77,218	(4)	43,869	(5)
Non-cash adjustments for straight-line rents, amortization of
acquired below-market leases, net, and other (2)	(74,383)	(50,045)		(6,067)		(18,271)
NOI(1)	$486,829	$390,080	(3)	$71,151	(4)	$25,598	(5)

See notes on the following pages.

Net Income, EBITDA and NOI by Segment for the Three Months Ended June 30, 2017 and 2016 - continued

Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization."  NOI represents "Net Operating Income" (the equivalent of EBITDA on a cash basis). We calculate EBITDA and NOI on an Operating Partnership basis which is before allocation to the noncontrolling interest of the Operating Partnership.  We consider EBITDA the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. We also consider NOI a key non-GAAP financial measure. As properties are bought and sold based on a multiple of NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to those of our peers. EBITDA and NOI should not be considered substitutes for net income. EBITDA and NOI may not be comparable to similarly titled measures employed by other companies.

Our 7.5% interest in Fashion Centre Mall/Washington Tower and our interest in Rosslyn Plaza (ranging from 43.7% to 50.4%) will not be included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.  In addition, on January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)

Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net income (loss) to EBITDA and straight-line rents, amortization of acquired below-market leases, net and other non-cash adjustments in the reconciliation of EBITDA to NOI include our share of these items from partially owned entities.

Net Income, EBITDA and NOI by Segment for the Three Months Ended June 30, 2017 and 2016 - continued

Notes to preceding tabular information:

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2017	2016
	Office	$169,327	$165,576	(a)
	Retail	90,183	91,421	(a)
	Residential	6,190	6,337
	Alexander's	11,742	11,805
	Hotel Pennsylvania	6,520	3,797
	Total New York EBITDA, as adjusted	283,962	278,936
	Certain items that impact EBITDA:
	Net gain on sale of 47% ownership interest in 7 West 34th Street	-	159,511
	EBITDA from sold properties	-	1,678
	Total of certain items that impact EBITDA	-	161,189
	Total New York EBITDA	$283,962	$440,125

The elements of "New York" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2017	2016
Office	$158,105	$142,639	(a)
Retail	80,193	71,084	(a)
Residential	5,341	5,627
Alexander's	7,029	6,616
Hotel Pennsylvania	6,553	3,830
Total New York NOI, as adjusted	257,221	229,796
Certain items that impact NOI:
Net gain on sale of 47% ownership interest in 7 West 34th Street	-	159,511
NOI from sold properties	-	773
Total of certain items that impact NOI	-	160,284
Total New York NOI	$257,221	$390,080

(a)

Beginning in January 2017 for office buildings with retail at the base, we have adjusted the allocation of real estate taxes between the retail and office elements above. This has no effect on our consolidated financial statements but resulted in a reallocation of $3,931 of income from retail to office for the three months ended June 30, 2016.

Net Income, EBITDA and NOI by Segment for the Three Months Ended June 30, 2017 and 2016 - continued

Notes to preceding tabular information - continued:

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2017	2016
	Office	$57,418	$61,357
	Residential	14,031	10,118
	Total Washington, DC EBITDA, as adjusted	71,449	71,475
	Certain items that impact EBITDA:
	EBITDA from sold properties	-	5,743
	Total Washington, DC EBITDA	$71,449	$77,218

The elements of "Washington, DC" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2017	2016
Office	$55,592	$57,501
Residential	14,031	10,118
Total Washington, DC NOI, as adjusted	69,623	67,619
Certain items that impact NOI:
NOI from sold properties	-	3,532
Total Washington, DC NOI	$69,623	$71,151

Net Income, EBITDA and NOI by Segment for the Three Months Ended June 30, 2017 and 2016 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended June 30,
		2017	2016

	theMART (including trade shows)	$24,122	$25,965
	555 California Street	12,144	12,117
	Other investments	12,383	17,407
		48,649	55,489
	Our share of real estate fund investments	(304)	7,544
	Corporate general and administrative expenses(a)	(23,235)	(24,239)
	Investment income and other, net (a)	9,629	5,471
	Net gain resulting from UE operating partnership unit issuances	15,900	-
	Net gain on sale of property at Suffolk Downs	15,314	-
	Net gain on repayment of our Suffolk Downs JV debt investments	11,373	-
	Acquisition and transaction related costs(b)	(6,471)	(2,879)
	Residual retail properties discontinued operations	663	2,483
	Total Other	$71,518	$43,869

The elements of "Other" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2017	2016
theMART (including trade shows)	$22,904	$24,233
555 California Street	11,258	8,033
Other investments	6,630	6,002
	40,792	38,268
Our share of real estate fund investments	1,995	1,522
Corporate general and administrative expenses(a)	(17,790)	(19,267)
Investment income and other, net(a)	9,629	5,471
Net gain on sale of property at Suffolk Downs	15,314	-
Net gain on repayment of our Suffolk Downs JV debt investments	11,373	-
Acquisition and transaction related costs(b)	(6,471)	(2,879)
Residual retail properties discontinued operations	663	2,483
Total Other	$55,505	$25,598

(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $789 and $4,359 of income for the three months ended June 30, 2017 and 2016, respectively.

(b)	The three months ended June 30, 2017 and 2016 include $6,211 and $1,606, respectively, of transaction costs related to the spin-off of our Washington, DC business.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Three Months Ended June 30,
	2017	2016
Region:
New York City metropolitan area	72%	72%
Washington, DC / Northern Virginia area	19%	18%
Chicago, IL	6%	7%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Three Months Ended June 30, 2017 Compared to June 30, 2016

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $626,039,000 for the three months ended June 30, 2017, compared to $621,708,000 for the prior year’s quarter, an increase of $4,331,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
(Decrease) increase due to:
Property rentals:
Acquisitions, dispositions and other	$(3,264)	$6,115	$(9,379)	$-
Development and redevelopment	9	29	(221)	201
Hotel Pennsylvania	2,921	2,921	-	-
Trade shows	195	-	-	195
Same store operations	2,255	850	76	1,329
	2,116	9,915	(9,524)	1,725

Tenant expense reimbursements:
Acquisitions, dispositions and other	(1,344)	(1,158)	(186)	-
Development and redevelopment	1,307	-	319	988
Same store operations	(117)	(198)	(4)	85
	(154)	(1,356)	129	1,073

Fee and other income:
BMS cleaning fees	2,500	3,210	-	(710)
Management and leasing fees	288	625	(429)	92
Lease termination fees	(1,740)	(1,913)	217	(44)
Other income	1,321	611	475	235
	2,369	2,533	263	(427)

Total increase (decrease) in revenues	$4,331	$11,092	$(9,132)	$2,371

Results of Operations – Three Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative expenses, and acquisition and transaction related costs, were $442,643,000 for the three months ended June 30, 2017, compared to $434,894,000 for the prior year’s quarter, an increase of $7,749,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(5,498)	$(952)	$(4,546)	$-
Development and redevelopment	203	7	133	63
Non-reimbursable expenses, including
bad debt reserves	1,296	48	1,048	200
Hotel Pennsylvania	197	197	-	-
Trade shows	(500)	-	-	(500)
BMS expenses	3,017	3,726	-	(709)
Same store operations	12,834	8,344	885	3,605
	11,549	11,370	(2,480)	2,659

Depreciation and amortization:
Acquisitions, dispositions and other	(2,127)	(20)	(2,107)	-
Development and redevelopment	(4,357)	-	(4,239)	(118)
Same store operations	2,186	(1,751)	3,056	881
	(4,298)	(1,771)	(3,290)	763

General and administrative:
Mark-to-market of deferred
compensation plan liability	(3,570)	-	-	(3,570)	(1)
Same store operations	476	2,101	(1,019)	(606)
	(3,094)	2,101	(1,019)	(4,176)

Acquisition and transaction related costs	3,592	-	-	3,592	(2)

Total increase (decrease) in expenses	$7,749	$11,700	$(6,789)	$2,838

(1)

This decrease in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(2)

Primarily from the transaction costs related to the spin-off of our Washington, DC business. Upon completion of the spin-off on July 17, 2017, we incurred approximately $47,000 of additional transaction costs, primarily for advisory fees which will be recognized as expense in the quarter ended September 30, 2017.

Results of Operations – Three Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Income from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended June 30, 2017 and 2016.

(Amounts in thousands)	Percentage
	Ownership at	For the Three Months Ended June 30,
	June 30, 2017	2017	2016
Our Share of Net Income (Loss):
UE (1)	4.8%	$19,003	$1,280
Alexander's	32.4%	8,197	8,500
Partially owned office buildings (2)	Various	(7,897)	(12,398)
India real estate ventures	4.1%-36.5%	(1,644)	(1,934)
PREIT	8.0%	(902)	(527)
Other investments (3)	Various	29,519	5,721
		$46,276	$642

(1)		2017 includes a $15,900 net gain resulting from UE operating partnership unit issuances.
(2)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.
(3)

Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Toys "R" Us, Inc. and others. In the second quarter of 2017, we recognized $26,687 of net gains, comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV.  See page 59 for details.

Income from Real Estate Fund Investments

Below are the components of the (loss) income from our real estate fund investments for the three months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended June 30,
	2017	2016
Net investment income	$3,646	$1,723
Net unrealized gain on held investments	745	14,666
Income from real estate fund investments (1)	4,391	16,389
Less income attributable to noncontrolling interests in consolidated subsidiaries	(4,695)	(8,845)
(Loss) income from real estate fund investments attributable to the Operating Partnership	(304)	7,544
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	19	(465)
(Loss) income from real estate fund investments attributable to Vornado	$(285)	$7,079

(1)

Excludes $1,381 and $935 of management and leasing fees for the three months ended June 30, 2017 and 2016, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Three Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Interest and Other Investment Income, net

Interest and other investment income, net, was $9,307,000 for the three months ended June 30, 2017, compared to $10,236,000 in the prior year’s quarter, a decrease of $929,000. This decrease resulted primarily from a reduction in the value of investments in our deferred compensation plan (offset by a corresponding increase in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $96,797,000 for the three months ended June 30, 2017, compared to $105,576,000 in the prior year’s quarter, a decrease of $8,779,000.  This decrease was primarily due to (i) $10,344,000 of interest savings from the disposition of the Skyline properties and the refinancing of theMART and  (ii) $4,675,000 higher capitalized interest and debt expense, partially offset by (iii) $2,011,000 of higher interest expense from the refinancing of 350 Park Avenue and the $375,000,000 drawn on our $750,000,000 delayed draw term loan and (iv) $2,054,000 of higher interest expense from the 1535 Broadway capital lease obligation.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the three months ended June 30, 2016, we recognized a $159,511,000 net gain from the sale of a 47% ownership interest in 7 West 34th Street.

Income Tax Benefit (Expense)

For the three months ended June 30, 2017, income tax benefit was $248,000, compared to an expense of $2,109,000 for the prior year’s quarter, a decrease of $2,357,000.  This decrease was primarily due to our right this year to offset certain tax losses against certain taxable income of our taxable REIT subsidiaries.

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended June 30,
	2017	2016
Total revenues	$848	$947
Total expenses	185	682
	663	265
Net gains on the sale of real estate	-	2,210
Pretax income from discontinued operations	663	2,475
Income tax expense	-	-
Income from discontinued operations	$663	$2,475

Results of Operations – Three Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $7,677,000 for the three months ended June 30, 2017, compared to $13,025,000 for the prior year’s quarter, a decrease of $5,348,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $7,706,000 for the three months ended June 30, 2017, compared to $14,531,000 for the prior year’s quarter, a decrease of $6,825,000.  This decrease resulted primarily from lower net income subject to allocation to unitholders.

Preferred Share Dividends of Vornado Realty Trust

Preferred share dividends were $16,129,000 for the three months ended June 30, 2017, compared to $20,363,000 for the prior year’s quarter, a decrease of $4,234,000.  The decrease is primarily due to the redemption of the 6.875% Series J cumulative redeemable preferred shares on September 1, 2016.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $16,177,000 for the three months ended June 30, 2017, compared to $20,412,000 for the prior year’s quarter, a decrease of $4,235,000.  The decrease is primarily due to the redemption of the 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Results of Operations – Three Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present same store NOI which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are reconciliations of EBITDA to same store EBITDA for each of our segments and theMART and 555 California Street, which are included in Other, for the three months ended June 30, 2017 compared to June 30, 2016.

						555 California
(Amounts in thousands)	New York		Washington, DC	theMART		Street
EBITDA for the three months ended June 30, 2017	$283,962		$71,449	$24,122		$12,144
Add-back:
Non-property level overhead expenses included above	9,908		6,276	2,063		-
Less EBITDA from:
Acquisitions	(4,963)		-	169		-
Dispositions	(235)		(382)	-		-
Development properties placed into and out of service	(6,081)		(3,454)	-		-
Other non-operating income, net	(899)		(396)	-		-
Same store EBITDA for the three months ended June 30, 2017	$281,692		$73,493	$26,354		$12,144

EBITDA for the three months ended June 30, 2016	$440,125		$77,218	$25,965		$12,117
Add-back:
Non-property level overhead expenses included above	7,807		7,295	1,626		125
Less EBITDA from:
Acquisitions	(153)		-	-		-
Dispositions, including net gains on sale	(161,429)		(5,713)	-		-
Development properties placed into and out of service	(7,508)		(3,097)	-		262
Other non-operating loss (income), net	4,368		(137)	-		-
Same store EBITDA for the three months ended June 30, 2016	$283,210		$75,566	$27,591		$12,504

Decrease in same store EBITDA for the three months ended
June 30, 2017 compared to June 30, 2016	$(1,518)		$(2,073)	$(1,237)		$(360)

% decrease in same store EBITDA	(0.5%)	(1)(2)	(2.7%)	(4.5%)	(3)	(2.9%)

(1)			Excluding Hotel Pennsylvania, same store EBITDA decreased by 1.5%.
(2)			The three months ended June 30, 2017 includes $2,557 of one-time prior period tenant adjustments. Excluding this item, same store EBITDA increased by 0.4%.
(3)			The three months ended June 30, 2016 includes a $2,300 reversal of an expense accrued in the prior quarters. Excluding this amount, same store EBITDA increased by 4.0%.

Results of Operations – Three Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Reconciliation of NOI to Same Store NOI

						555 California
(Amounts in thousands)	New York		Washington, DC	theMART		Street
NOI for the three months ended June 30, 2017	$257,221		$69,623	$22,904		$11,258
Add-back:
Non-property level overhead expenses included above	8,771		5,672	1,997		-
Less NOI from:
Acquisitions	(4,569)		-	169		-
Dispositions	(235)		(382)	-		-
Development properties placed into and out of service	(1,562)		(3,661)	-		-
Other non-operating income, net	(2,252)		(396)	-		-
Same store NOI for the three months ended June 30, 2017	$257,374		$70,856	$25,070		$11,258

NOI for the three months ended June 30, 2016	$390,080		$71,151	$24,233		$8,033
Add-back:
Non-property level overhead expenses included above	6,752		6,182	1,567		124
Less NOI from:
Acquisitions	(105)		-	-		-
Dispositions, including net gains on sale	(160,524)		(3,502)	-		-
Development properties placed into and out of service	(1,218)		(3,210)	-		262
Other non-operating income, net	(2,262)		(135)	-		-
Same store NOI for the three months ended June 30, 2016	$232,723		$70,486	$25,800		$8,419

Increase (decrease) in same store NOI for the three months ended
June 30, 2017 compared to June 30, 2016	$24,651		$370	$(730)		$2,839

% increase (decrease) in same store NOI	10.6%	(1)(2)	0.5%	(2.8%)	(3)	33.7%

(1)	Excluding Hotel Pennsylvania, same store NOI increased by 9.6%.
(2)	The three months ended June 30, 2017 includes $2,557 of one-time prior period tenant adjustments. Excluding this item, same store NOI increased by 11.7%.
(3)	The three months ended June 30, 2016 includes a $2,300 reversal of an expense accrued in the prior quarters. Excluding this amount, same store NOI increased by 6.5%.

Net Income, EBITDA and NOI  by Segment for the Six Months Ended June 30, 2017 and 2016

Below is a summary of net income and a reconciliation of net income to EBITDA(1)  and NOI(1)  by segment for the six months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Six Months Ended June 30, 2017
	Total	New York		Washington, DC		Other
Total revenues	$1,246,887	$863,101		$234,543		$149,243
Total expenses	907,024	560,656		166,305		180,063
Operating income (loss)	339,863	302,445		68,238		(30,820)
Income (loss) from partially owned entities	47,721	(2,365)		342		49,744
Income from real estate fund investments	4,659	-		-		4,659
Interest and other investment income, net	18,535	2,971		41		15,523
Interest and debt expense	(191,082)	(118,322)		(23,569)		(49,191)
Net gains on disposition of wholly owned and partially
owned assets	501	-		-		501
Income (loss) before income taxes	220,197	184,729		45,052		(9,584)
Income tax (expense) benefit	(1,957)	763		(716)		(2,004)
Income (loss) from continuing operations	218,240	185,492		44,336		(11,588)
Income from discontinued operations	3,091	-		-		3,091
Net income (loss)	221,331	185,492		44,336		(8,497)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(14,414)	(5,489)		-		(8,925)
Net income (loss) attributable to the Operating Partnership	206,917	180,003		44,336		(17,422)
Interest and debt expense(2)	234,912	154,125		26,748		54,039
Depreciation and amortization(2)	339,785	223,259		69,141		47,385
Income tax expense (benefit)(2)	2,718	(642)		720		2,640
EBITDA(1)	784,332	556,745	(3)	140,945	(4)	86,642	(5)
Non-cash adjustments for straight-line rents, amortization of
acquired below-market leases, net, and other (2)	(61,708)	(52,159)		(5,892)		(3,657)
NOI(1)	$722,624	$504,586	(3)	$135,053	(4)	$82,985	(5)

(Amounts in thousands)	For the Six Months Ended June 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$1,234,745	$836,595		$255,480		$142,670
Total expenses	1,048,211	537,730		345,671		164,810
Operating income (loss)	186,534	298,865		(90,191)		(22,140)
(Loss) income from partially owned entities	(3,598)	(4,564)		(3,679)		4,645
Income from real estate fund investments	27,673	-		-		27,673
Interest and other investment income, net	13,754	2,329		92		11,333
Interest and debt expense	(206,065)	(110,981)		(35,752)		(59,332)
Net gains on disposition of wholly owned and partially
owned assets	160,225	159,511		-		714
Income (loss) before income taxes	178,523	345,160		(129,530)		(37,107)
Income tax expense	(4,940)	(1,775)		(582)		(2,583)
Income (loss) from continuing operations	173,583	343,385		(130,112)		(39,690)
Income from discontinued operations	3,191	-		-		3,191
Net income (loss)	176,774	343,385		(130,112)		(36,499)
Less net income attributable to noncontrolling interests
in consolidated subsidiaries	(22,703)	(6,826)		-		(15,877)
Net income (loss) attributable to the Operating Partnership	154,071	336,559		(130,112)		(52,376)
Interest and debt expense(2)	253,919	142,369		40,637		70,913
Depreciation and amortization(2)	348,163	219,717		77,795		50,651
Income tax expense(2)	7,965	1,979		2,470		3,516
EBITDA(1)	764,118	700,624	(3)	(9,210)	(4)	72,704	(5)
Non-cash adjustments for straight-line rents, amortization of
acquired below-market leases, net, and other (2)	(133,739)	(97,555)		(10,264)		(25,920)
NOI(1)	$630,379	$603,069	(3)	$(19,474)	(4)	$46,784	(5)

See notes on the following pages.

Net Income, EBITDA and NOI by Segment for the Six Months Ended June 30, 2017 and 2016 - continued

Notes to preceding tabular information:

(1)

EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization."  NOI represents "Net Operating Income" (the equivalent of EBITDA on a cash basis). We calculate EBITDA and NOI on an Operating Partnership basis which is before allocation to the noncontrolling interest of the Operating Partnership.  We consider EBITDA the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. We also consider NOI a key non-GAAP financial measure. As properties are bought and sold based on a multiple of NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to those of our peers. EBITDA and NOI should not be considered substitutes for net income. EBITDA and NOI may not be comparable to similarly titled measures employed by other companies.

Our 7.5% interest in Fashion Centre Mall/Washington Tower and our interest in Rosslyn Plaza (ranging from 43.7% to 50.4%) will not be included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.  In addition, on January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)

Interest and debt expense, depreciation and amortization and income tax expense (benefit) in the reconciliation of net income (loss) to EBITDA and straight-line rents, amortization of acquired below-market leases, net and other non-cash adjustments in the reconciliation of EBITDA to NOI include our share of these items from partially owned entities.

Net Income, EBITDA and NOI by Segment for the Six Months Ended June 30, 2017 and 2016 - continued

Notes to preceding tabular information:

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2017	2016
	Office	$339,405	$320,585	(a)
	Retail	179,446	181,022	(a)
	Residential	12,468	12,687
	Alexander's	23,304	23,374
	Hotel Pennsylvania	2,122	325
	Total New York EBITDA, as adjusted	556,745	537,993
	Certain items that impact EBITDA
	Net gain on sale of 47% ownership interest in 7 West 34th Street	-	159,511
	EBITDA from sold properties	-	3,120
	Total of certain items that impact EBITDA	-	162,631
	Total of New York EBITDA	$556,745	$700,624

The elements of "New York" NOI are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
Office	$317,632	$277,071	(a)
Retail	159,827	139,433	(a)
Residential	10,881	11,199
Alexander's	14,059	13,233
Hotel Pennsylvania	2,187	390
Total New York NOI, as adjusted	504,586	441,326
Certain items that impact NOI:
Net gain on sale of 47% ownership interest in 7 West 34th Street	-	159,511
NOI from sold properties	-	2,232
Total of certain items that impact NOI	-	161,743
Total New York NOI	$504,586	$603,069

(a)

Beginning in January 2017 for office buildings with retail at the base, we have adjusted the allocation of real estate taxes between the retail and office elements above. This has no effect on our consolidated financial statements but resulted in a reallocation of $7,845 of income from retail to office for the six months ended June 30, 2016.

Net Income, EBITDA and NOI by Segment for the Six Months Ended June 30, 2017 and 2016 - continued

Notes to preceding tabular information - continued:

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2017	2016
	Office	$113,710	$119,376
	Residential	27,235	20,426
	Total Washington, DC EBITDA, as adjusted	140,945	139,802
	Certain items that impact EBITDA:
	Skyline properties impairment loss	-	(160,700)
	EBITDA from sold properties	-	11,688
	Total of certain items that impact EBITDA	-	(149,012)
	Total Washington, DC EBITDA	$140,945	$(9,210)

The elements of "Washington, DC" NOI are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
Office	$107,818	$112,937
Residential	27,235	20,426
Total Washington, DC NOI, as adjusted	135,053	133,363
Certain items that impact NOI:
Skyline properties impairment loss	-	(160,700)
NOI from sold properties	-	7,863
Total of certain items that impact NOI	-	(152,837)
Total Washington, DC NOI	$135,053	$(19,474)

Net Income, EBITDA and NOI by Segment for the Six Months Ended June 30, 2017 and 2016 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Six Months Ended June 30,
		2017	2016
	theMART (including trade shows)	$48,306	$48,993
	555 California Street	24,227	23,732
	Other investments	23,998	33,091
		96,531	105,816
	Our share of real estate fund investments	(3,539)	12,855
	Corporate general and administrative expenses(a)	(56,222)	(54,845)
	Investment income and other, net(a)	18,169	12,446
	Net gain resulting from UE operating partnership unit issuances	15,900	-
	Net gain on sale of property at Suffolk Downs	15,314	-
	Net gain on repayment of our Suffolk Downs JV debt investments	11,373	-
	Acquisition and transaction related costs(b)	(14,476)	(7,486)
	Residual retail properties discontinued operations	3,091	3,204
	Other	501	714
	Total Other	$86,642	$72,704

The elements of "Other" NOI are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
theMART (including trade shows)	$45,808	$45,955
555 California Street	22,633	13,922
Other investments	15,909	13,528
	84,350	73,405
Our share of real estate fund investments	4,931	3,865
Corporate general and administrative expenses(a)	(40,268)	(39,364)
Investment income and other, net(a)	18,169	12,446
Net gain on sale of property at Suffolk Downs	15,314	-
Net gain on repayment of our Suffolk Downs JV debt investments	11,373	-
Acquisition and transaction related costs(b)	(14,476)	(7,486)
Residual retail properties discontinued operations	3,091	3,204
Other	501	714
Total Other	$82,985	$46,784

(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $3,258 and $2,421 of income for the six months ended June 30, 2017 and 2016, respectively.

(b)		The six months ended June 30, 2017 and 2016 include $13,464 and $1,858, respectively, of transaction costs related to the spin-off of our Washington, DC business.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Six Months Ended June 30,
	2017	2016
Region:
New York City metropolitan area	72%	72%
Washington, DC / Northern Virginia area	19%	19%
Chicago, IL	6%	6%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Six Months Ended June 30, 2017 Compared to June 30, 2016

Revenues

Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $1,246,887,000 for the six months ended June 30, 2017, compared to $1,234,745,000 for the prior year’s six months, an increase of $12,142,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC		Other
(Decrease) increase due to:
Property rentals:
Acquisitions, dispositions and other	$(13,603)	$5,173	$(18,776)	(1)	$-
Development and redevelopment	(573)	29	(1,173)		571
Hotel Pennsylvania	3,003	3,003	-		-
Trade shows	1,188	-	-		1,188
Same store operations	6,427	2,725	606		3,096
	(3,558)	10,930	(19,343)		4,855

Tenant expense reimbursements:
Acquisitions, dispositions and other	(2,339)	(1,993)	(346)		-
Development and redevelopment	1,449	-	87		1,362
Same store operations	8,831	9,179	(616)		268
	7,941	7,186	(875)		1,630

Fee and other income:
BMS cleaning fees	6,891	6,674	541		(324)
Management and leasing fees	127	1,099	(1,103)		131
Lease termination fees	21	(377)	369		29
Other income	720	994	(526)		252
	7,759	8,390	(719)		88

Total increase (decrease) in revenues	$12,142	$26,506	$(20,937)		$6,573

(1)	Primarily from the disposition of the Skyline properties by the receiver on December 21, 2016.

Results of Operations – Six Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative expenses, acquisition and transaction related costs and Skyline properties impairment loss, were $907,024,000 for the six months ended June 30, 2017, compared to $1,048,211,000 for the prior year’s six months, a decrease of $141,187,000.  Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Washington, DC		Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(12,449)	$(2,998)	$(9,451)	(1)	$-
Development and redevelopment	(807)	(3)	(895)		91
Non-reimbursable expenses, including bad debt
reserves	(2,239)	(2,268)	(239)		268
Hotel Pennsylvania	1,267	1,267	-		-
Trade shows	91	-	-		91
BMS expenses	6,292	6,616	-		(324)
Same store operations	23,952	16,556	2,139		5,257
	16,107	19,170	(8,446)		5,383

Depreciation and amortization:
Acquisitions, dispositions and other	(6,427)	(292)	(6,135)	(1)	-
Development and redevelopment	(10,553)	-	(10,364)	(2)	(189)
Same store operations	8,536	(329)	8,310		555
	(8,444)	(621)	(8,189)		366

General and administrative:
Mark-to-market of deferred compensation plan
liability	837	-	-		837	(3)
Same store operations	4,023	4,377	(2,031)		1,677
	4,860	4,377	(2,031)		2,514

Acquisition and transaction related costs	6,990	-	-		6,990	(4)

Skyline properties impairment loss	(160,700)	-	(160,700)	(5)	-

Total (decrease) increase in expenses	$(141,187)	$22,926	$(179,366)		$15,253

(1)	Primarily from the disposition of the Skyline properties by the receiver on December 21, 2016.
(2)	Primarily due to the demolition of two adjacent office properties, 1726 M Street and 1150 17th Street.
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

Results of Operations – Six Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the six months ended June 30, 2017 and 2016.

(Amounts in thousands)	Percentage
	Ownership at	For the Six Months Ended June 30,
	June 30, 2017	2017	2016
Our Share of Net Income (Loss):
UE (1)	4.8%	$20,303	$2,365
Partially owned office buildings(2)	Various	(17,840)	(26,647)
Alexander's	32.4%	16,598	17,162
PREIT	8.0%	(3,732)	(4,815)
India real estate ventures	4.1%-36.5%	10	(2,620)
Other investments (3)	Various	32,382	10,957
		$47,721	$(3,598)

(1)		2017 includes a $15,900 net gain resulting from the issuance of UE operating partnership units.
(2)		Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.
(3)

Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Toys "R" Us, Inc. and others. In the second quarter of 2017, we recognized $26,687 of net gains, comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV.  See page 59 for details.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the six months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
Net investment income	$10,860	$6,396
Net realized gain on exited investments	241	14,676
Previously recorded unrealized gain on exited investment	-	(14,254)
Net unrealized (loss) gain on held investments	(6,442)	20,855
Income from real estate fund investments (1)	4,659	27,673
Less income attributable to noncontrolling interests in consolidated subsidiaries	(8,198)	(14,818)
(Loss) income from real estate fund investments attributable to the Operating Partnership	(3,539)	12,855
Less loss (income) attributable to noncontrolling interests in Operating Partnership	221	(794)
(Loss) income from real estate fund investments attributable to Vornado	$(3,318)	$12,061

(1)

Excludes $2,381 and $1,695 of management and leasing fees for the six months ended June 30, 2017 and 2016, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income, net

Interest and other investment income, net, was $18,535,000 for the six months ended June 30, 2017, compared to $13,754,000 for the prior year’s six months, an increase of $4,781,000.  This increase resulted primarily from an increase in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Results of Operations – Six Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Interest and Debt Expense

Interest and debt expense was $191,082,000 for the six months ended June 30, 2017, compared to $206,065,000 for the prior year’s six months, a decrease of $14,983,000.  This decrease was primarily due to (i) $17,856,000 of interest savings from the disposition of the Skyline properties and the refinancing of theMART and (ii) $6,874,000 higher capitalized interest and debt expense, partially offset by (iii) $3,963,000 of higher interest expense from the refinancing of 350 Park Avenue and the $375,000,000 drawn on our $750,000,000 delayed draw term loan and (iv) $3,137,000 of higher interest expense from the 1535 Broadway capital lease obligation.

Income Tax Expense

        For the six months ended June 30, 2017, income tax expense was $1,957,000, compared to $4,940,000 for the prior year’s six months, a decrease of $2,983,000.

Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the six months ended June 30, 2017 and 2016.

(Amounts in thousands)	For the Six Months Ended June 30,
	2017	2016
Total revenues	$1,172	$2,129
Total expenses	348	1,148
	824	981
Net gains on the sale of real estate	2,267	2,210
Pretax income from discontinued operations	3,091	3,191
Income tax expense	-	-
Income from discontinued operations	$3,091	$3,191

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $14,414,000 for the six months ended June 30, 2017, compared to $22,703,000 for the prior year’s six months, a decrease of $8,289,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $10,935,000 for the six months ended June 30, 2017, compared to $7,044,000 for the prior year’s six months, an increase of $3,891,000. This increase resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends of Vornado Realty Trust

Preferred share dividends were $32,258,000 for the six months ended June 30, 2017, compared to $40,727,000 for the prior year’s six months, a decrease of $8,469,000.  This decrease resulted primarily from the redemption of the 6.875% Series J cumulative redeemable preferred shares on September 1, 2016.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $32,355,000 for the six months ended June 30, 2017, compared to $40,824,000 for the prior year’s six months, a decrease of $8,469,000.  This decrease resulted primarily from the redemption of the 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Results of Operations – Six Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Same Store EBITDA

Same store EBITDA represents EBITDA from property level operations which are owned by us in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses, as well as other non-operating items.  We also present cash basis same store NOI which excludes income from the straight-lining of rents, amortization of below-market leases, net of above-market leases and other non-cash adjustments.  We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are reconciliations of EBITDA to same store EBITDA for each of our segments and theMART and 555 California Street, which are included in Other, for the six months ended June 30, 2017 compared to June 30, 2016.

						555 California
(Amounts in thousands)	New York		Washington, DC	theMART		Street
EBITDA for the six months ended June 30, 2017	$556,745		$140,945	$48,306		$24,227
Add-back:
Non-property level overhead expenses included above	22,151		13,228	3,773		-
Less EBITDA from:
Acquisitions	(10,160)		-	169		-
Dispositions	(533)		(384)	-		-
Development properties placed into and out of service	(12,336)		(5,711)	-		-
Other non-operating income, net	(2,887)		(713)	(20)		-
Same store EBITDA for the six months ended June 30, 2017	$552,980		$147,365	$52,228		$24,227

EBITDA for the six months ended June 30, 2016	$700,624		$(9,210)	$48,993		$23,732
Add-back:
Non-property level overhead expenses included above	17,774		15,259	3,344		189
Less EBITDA from:
Acquisitions	(152)		-	-		-
Dispositions, including net gains on sale	(162,461)		(11,615)	-		-
Development properties placed into and out of service	(16,078)		(5,702)	-		556
Other non-operating loss, net	5,139		160,400	-		-
Same store EBITDA for the six months ended June 30, 2016	$544,846		$149,132	$52,337		$24,477

Increase (decrease) in same store EBITDA for the six months ended
June 30, 2017 compared to June 30, 2016	$8,134		$(1,767)	$(109)		$(250)

% increase (decrease) in same store EBITDA	1.5%	(1)(2)	(1.2%)	(0.2%)	(3)	(1.0%)

(1)						Excluding Hotel Pennsylvania, same store EBITDA increased by 1.2%.
(2)						The six months ended June 30, 2017 includes $2,557 one-time prior period tenant adjustments. Excluding this item, same store EBITDA increased by 2.0%.
(3)						The six months ended June 30, 2016 includes a $2,000 reversal of an expense accrued in 2015. Excluding this amount, same store EBITDA increased by 3.8%.

Results of Operations – Six Months Ended June 30, 2017 Compared to June 30, 2016 - continued

Reconciliation of NOI to Same Store NOI

						555 California
(Amounts in thousands)	New York		Washington, DC	theMART		Street
NOI for the six months ended June 30, 2017	$504,586		$135,053	$45,808		$22,633
Add-back:
Non-property level overhead expenses included above	18,205		11,933	3,629		-
Less NOI from:
Acquisitions	(9,951)		-	169		-
Dispositions	(533)		(382)	-		-
Development properties placed into and out of service	(2,841)		(5,934)	-		-
Other non-operating income, net	(6,971)		(713)	(31)		-
Same store NOI for the six months ended June 30, 2017	$502,495		$139,957	$49,575		$22,633

NOI for the six months ended June 30, 2016	$603,069		$(19,474)	$45,955		$13,922
Add-back:
Non-property level overhead expenses included above	13,995		12,815	3,201		189
Less NOI from:
Acquisitions	(105)		-	-		-
Dispositions, including net gains on sale	(161,573)		(7,791)	-		-
Development properties placed into and out of service	(3,905)		(6,074)	-		556
Other non-operating (income) loss, net	(6,483)		160,400	-		-
Same store NOI for the six months ended June 30, 2016	$444,998		$139,876	$49,156		$14,667

Increase in same store NOI for the six months ended
June 30, 2017 compared to June 30, 2016	$57,497		$81	$419		$7,966

% increase in same store NOI	12.9%	(1)(2)	0.1%	0.9%	(3)	54.3%

(1)	Excluding Hotel Pennsylvania, same store NOI increased by 12.5%.
(2)	The six months ended June 30, 2017 includes $2,557 of one-time prior period tenant adjustments. Excluding this amount, same store NOI increased by 13.5%.
(3)	The six months ended June 30, 2016 includes a $2,000 reversal of an expense accrued in 2015. Excluding this amount, same store NOI increased by 5.2%.

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended March 31, 2017

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado for the three months ended March 31, 2017	$83,823	$20,455
Interest and debt expense	75,923	13,181
Depreciation and amortization	112,810	35,493
Income tax expense	227	367
EBITDA for the three months ended March 31, 2017	$272,783	$69,496

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended June 30, 2017 Compared to March 31, 2017

					555
(Amounts in thousands)	New York		Washington, DC	theMART	California
EBITDA for the three months ended June 30, 2017	$283,962		$71,449	$24,122	$12,144
Add-back:
Non-property level overhead expenses included above	9,908		6,276	2,063	-
Less EBITDA from:
Acquisitions	(164)		-	169	-
Dispositions	(164)		(383)	-	-
Development properties placed into and out of service	(6,081)		(3,454)	-	-
Other non-operating income, net	(899)		(396)	-	-
Same store EBITDA for the three months ended June 30, 2017	$286,562		$73,492	$26,354	$12,144

EBITDA for the three months ended March 31, 2017	$272,783		$69,496	$24,184	$12,083
Add-back:
Non-property level overhead expenses included above	12,243		6,952	1,710	-
Less EBITDA from:
Acquisitions	-		-	31	-
Dispositions	(228)		-	-	-
Development properties placed into and out of service	(6,255)		(2,260)	-	-
Other non-operating income, net	(1,892)		(316)	(20)	-
Same store EBITDA for the three months ended March 31, 2017	$276,651		$73,872	$25,905	$12,083

Increase (decrease) in same store EBITDA for the three months
ended June 30, 2017 compared to March 31, 2017	$9,911		$(380)	$449	$61

% increase (decrease) in same store EBITDA	3.6%	(1)(2)	(0.5%)	1.7%	0.5%

(1)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 0.4%.
(2)	The three months ended June 30, 2017 includes $2,557 of one-time prior period tenant adjustments. Excluding this item, same store EBITDA increased by 4.5%.

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of NOI to Same Store NOI – Three Months Ended June 30, 2017 Compared to March 31, 2017

					555 California
(Amounts in thousands)	New York		Washington, DC	theMART	Street
NOI for the three months ended June 30, 2017	$257,221		$69,623	$22,904	$11,258
Add-back:
Non-property level overhead expenses included above	8,771		5,672	1,997	-
Less NOI from:
Acquisitions	(63)		-	169	-
Dispositions	(164)		(382)	-	-
Development properties placed into and out of service	(1,562)		(3,661)	-	-
Other non-operating income, net	(2,252)		(396)	-	-
Same store NOI for the three months ended June 30, 2017	$261,951		$70,856	$25,070	$11,258

NOI for the three months ended March 31, 2017	$247,365		$65,430	$22,904	$11,375
Add-back:
Non-property level overhead expenses included above	9,434		6,261	1,632	-
Less NOI from:
Dispositions	(228)		-	-	-
Development properties placed into and out of service	(1,279)		(2,275)	-	-
Other non-operating income, net	(4,623)		(316)	(31)	-
Same store NOI for the three months ended March 31, 2017	$250,669		$69,100	$24,505	$11,375

Increase (decrease) in same store NOI for the three months ended
June 30, 2017 compared to March 31, 2017	$11,282		$1,756	$565	$(117)

% increase (decrease) in same store NOI	4.5%	(1)(2)	2.5%	2.3%	(1.0%)

(1)	Excluding Hotel Pennsylvania, same store NOI increased by 0.1%.
(2)	The three months ended June 30, 2017 includes $2,557 of one-time prior period tenant adjustments. Excluding this item, same store NOI increased by 5.5%.

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

Liquidity and Capital Resources – continued

Cash Flows for the Six Months Ended June 30, 2017

Our cash and cash equivalents and restricted cash were $1,557,689,000 as of June 30, 2017, a $41,633,000 decrease from the balance at December 31, 2016.  Our consolidated outstanding debt, net was $10,837,585,000 as of June 30, 2017, a $225,900,000 increase from the balance at December 31, 2016.  As of June 30, 2017 and December 31, 2016, $115,630,000 was outstanding under our revolving credit facilities.  During the remainder of 2017 and 2018, $117,919,000 and $207,930,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $316,217,000 was comprised of (i) net income of $221,331,000, (ii) $222,708,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rents, amortization of below-market leases, net, net realized and unrealized loss on real estate fund investments, net gains on sale of real estate and other, equity in net income from partially owned entities and net gains on disposition of wholly owned and partially owned assets and (iii) distributions of income from partially owned entities of $44,778,000, partially offset by (iv) the net change in operating assets and liabilities of $172,600,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $251,529,000 was primarily comprised of (i) $191,073,000 of development costs and construction in progress, (ii) $139,611,000 of additions to real estate, (iii) $27,720,000 of investments in partially owned entities and (iv) $11,841,000 of acquisitions of real estate, partially offset by (v) $113,507,000 of capital distributions from partially owned entities and (vi) $5,180,000 of proceeds from sales of real estate and related investments.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $106,321,000 was primarily comprised of (i) $268,817,000 of dividends paid on common shares, (ii) $32,258,000 of dividends paid on preferred shares, (iii) $25,617,000 of distributions to noncontrolling interests and (iv) $13,971,000 for the repayments of borrowings, partially offset by (v) $226,929,000 of proceeds from borrowings and (vi) $9,626,000 of proceeds received from exercise of employee share options.

Net cash used in financing activities of the Operating Partnership of $106,321,000 was primarily comprised of (i) $268,817,000 of distributions to Vornado, (ii) $32,258,000 of distributions to preferred unitholders, (iii) $25,617,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries and (iv) $13,971,000 for the repayments of borrowings, partially offset by (v) $226,929,000 of proceeds from borrowings and (vi) $9,626,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Six Months Ended June 30, 2017

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended for the six months ended June 30, 2017.

				555 California
(Amounts in thousands)	Total	New York	theMART	Street	Washington, DC
Expenditures to maintain assets	$54,674	$39,972	$4,361	$3,148	$7,193
Tenant improvements	56,737	14,828	7,309	3,454	31,146
Leasing commissions	15,264	7,768	1,083	768	5,645
Non-recurring capital expenditures	37,725	32,905	110	526	4,184
Total capital expenditures and leasing
commissions (accrual basis)	164,400	95,473	12,863	7,896	48,168
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	65,985	26,238	5,987	8,439	25,321
Expenditures to be made in future
periods for the current period	(68,784)	(25,576)	(7,704)	4,263	(39,767)
Total capital expenditures and leasing
commissions (cash basis)	$161,601	$96,135	$11,146	$20,598	$33,722

Tenant improvements and leasing commissions:
Per square foot per annum	$8.37	$9.16	$6.18	$8.80	$7.51
Percentage of initial rent	13.2%	11.2%	13.1%	10.1%	17.5%

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2017

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

We are constructing a residential condominium tower containing 397,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is estimated to be approximately $1.3 billion, of which $744,967,000 has been expended as of June 30, 2017.

We are developing a 173,000 square foot Class A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% owned).  The incremental development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of June 30, 2017, $50,847,000 has been expended, of which our share is $27,966,000.

We are developing a 170,000 square foot office and retail building at 61 Ninth Avenue, located on the southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  In February 2016, the venture purchased an adjacent five story loft building and air rights in exchange for a 10% common and preferred equity interest in the venture valued at $19,400,000, which reduced our ownership interest to 45.1% from 50.1%. The incremental development cost of this project is estimated to be approximately $152,000,000, of which our share is $69,000,000.  As of June 30, 2017, $74,055,000 has been expended, of which our share is $33,399,000.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2017 - continued

We are developing a 34,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% owned). The venture’s incremental development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of June 30, 2017, $28,430,000 has been expended, of which our share is $14,215,000.

During the first quarter of 2017, we completed the demolition of two adjacent Washington, DC office properties, 1726 M Street and 1150 17th Street, and will replace them in the future with a new 335,000 square foot Class A office building, to be addressed 1700 M Street.  The incremental development cost of the project is estimated to be approximately $170,000,000, of which $18,577,000 has been expended as of June 30, 2017.

A joint venture in which we have a 50.1% ownership interest is redeveloping the historic Farley Post Office building which will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space.  As of June 30, 2017, $255,467,000 has been expended, of which our share is $127,989,000.  The joint venture has also entered into a development agreement with Empire State Development (“ESD”) and a design-build contract with Skanska Moynihan Train Hall Builders.  Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations.  Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations.  The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bears a full guaranty from Skanska AB.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Penn Plaza District.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Below is a summary of development and redevelopment expenditures incurred for the six months ended June 30, 2017.  These expenditures include interest of $23,312,000, payroll of $4,581,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $15,089,000, which were capitalized in connection with the development and redevelopment of these projects.

				555 California
(Amounts in thousands)	Total	New York	theMART	Street	Washington, DC	Other
220 Central Park South	$126,384	$-	$-	$-	$-	$126,384
606 Broadway	9,467	9,467	-	-	-	-
1700 M Street	7,442	-	-	-	7,442	-
The Bartlett	6,690	-	-	-	6,690	-
315/345 Montgomery Street	6,632	-	-	6,632	-	-
90 Park Avenue	6,002	6,002	-	-	-	-
Penn Plaza	3,724	3,724	-	-	-	-
304 Canal Street	2,534	2,534	-	-	-	-
Other	22,198	5,138	3,957	-	12,207	896
	$191,073	$26,865	$3,957	$6,632	$26,339	$127,280

Liquidity and Capital Resources – continued

Cash Flows for the Six Months Ended June 30, 2016

Our cash and cash equivalents and restricted cash were $1,738,695,000 at June 30, 2016, a $204,811,000 decrease from the balance at December 31, 2015.  The decrease is due to cash flows from investing and financing activities, partially offset by cash flows from operating activities, as discussed below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $318,805,000 was comprised of (i) net income of $176,774,000, (ii) $189,482,000 of non-cash adjustments, which include depreciation and amortization expense, real estate impairment losses, net gain on the disposition of wholly owned and partially owned assets, the effect of straight-lining of rents, net realized and unrealized gain on real estate fund investments and equity in net loss of partially owned entities, (iii) return of capital from real estate fund investments of $71,888,000, (iv) distributions of income from partially owned entities of $42,012,000, partially offset by (v) the net change in operating assets and liabilities of $161,351,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $440,942,000 was primarily comprised of (i) $277,214,000 of development costs and construction in progress, (ii) $170,265,000 of additions to real estate, (iii) $91,100,000 of acquisitions of real estate and other, (iv) $90,659,000 of investments in partially owned entities, (v) $48,000,000 due to the net deconsolidation of 7 West 34th Street, (vi) $11,700,000 of investments in loans receivable and other and (vii) $4,379,000 in purchases of marketable securities, partially offset by (viii) $159,888,000 of proceeds from sales of real estate and related investments and (ix) $92,465,000 of capital distributions from partially owned entities.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $82,674,000 was comprised of (i) $1,032,115,000 for the repayments of borrowings, (ii) $237,832,000 of dividends paid on common shares, (iii) $83,266,000 of distributions to noncontrolling interests, (iv) $40,727,000 of dividends paid on preferred shares, (v) $29,478,000 of debt issuance and other costs, and (vi) $186,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other, partially offset by (vii) $1,325,246,000 of proceeds from borrowings, (viii) $11,874,000 of contributions from noncontrolling interests and (ix) $3,810,000 of proceeds received from exercise of employee share options.

Net cash used in financing activities of the Operating Partnership of $82,674,000 was comprised of (i) $1,032,115,000 for the repayments of borrowings, (ii) $237,832,000 of distributions to Vornado, (iii) $83,266,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (iv) $40,727,000 of distributions to preferred unitholders, (v) $29,478,000 of debt issuance and other costs, and (vi) $186,000 for the repurchase of Class A units related to stock compensation agreements and related tax withholdings and other, partially offset by (vii) $1,325,246,000 of proceeds from borrowings, (viii) $11,874,000 of contributions from noncontrolling interests in consolidated subsidiaries and (ix) $3,810,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Six Months Ended June 30, 2016

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended for the six months ended June 30, 2016.

				555 California
(Amounts in thousands)	Total	New York	theMART	Street	Washington, DC
Expenditures to maintain assets	$37,688	$22,201	$6,653	$2,400	$6,434
Tenant improvements	46,270	38,490	1,383	-	6,397
Leasing commissions	24,939	22,499	146	-	2,294
Non-recurring capital expenditures	22,971	17,104	132	874	4,861
Total capital expenditures and leasing
commissions (accrual basis)	131,868	100,294	8,314	3,274	19,986
Adjustments to reconcile to cash basis:
Expenditures in the current year
applicable to prior periods	118,340	60,696	14,903	5,056	37,685
Expenditures to be made in future
periods for the current period	(44,768)	(38,368)	2,550	2,757	(11,707)
Total capital expenditures and leasing
commissions (cash basis)	$205,440	$122,622	$25,767	$11,087	$45,964

Tenant improvements and leasing commissions:
Per square foot per annum	$6.20	$6.88	$3.46	$9.20	$4.00
Percentage of initial rent	9.9%	8.6%	6.8%	10.9%	10.0%

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2016

Below is a summary of development and redevelopment expenditures incurred for the six months ended June 30, 2016.  These expenditures include interest of $16,438,000, payroll of $6,401,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $30,224,000, which were capitalized in connection with the development and redevelopment of these projects.

				555 California
(Amounts in thousands)	Total	New York	theMART	Street	Washington, DC	Other
220 Central Park South	$130,696	$-	$-	$-	$-	$130,696
The Bartlett	48,700	-	-	-	48,700	-
640 Fifth Avenue	17,368	17,368	-	-	-	-
90 Park Avenue	16,243	16,243	-	-	-	-
2221 South Clark Street (residential conversion)	12,589	-	-	-	12,589	-
Wayne Towne Center	7,055	-	-	-	-	7,055
Penn Plaza	6,766	6,766	-	-	-	-
330 West 34th Street	2,812	2,812	-	-	-	-
Other	34,985	5,391	11,031	836	17,713	14
	$277,214	$48,580	$11,031	$836	$79,002	$137,765

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

Generally, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of June 30, 2017, the aggregate dollar amount of these guarantees and master leases is approximately $774,000,000.

As of June 30, 2017, $20,777,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of June 30, 2017, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $52,000,000.

As of June 30, 2017, we have construction commitments aggregating approximately $543,000,000.

Upon completion of the spin-off of our Washington, DC segment, on July 17, 2017, we incurred approximately $47,000,000 of additional transaction costs, primarily for advisory fees which will be recognized as expense in the quarter ended September 30, 2017.

Funds From Operations (“FFO”)

Vornado Realty Trust

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 18 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 38 of this Quarterly Report on Form 10-Q.

FFO for the Three and Six Months Ended June 30, 2017 and 2016

FFO attributable to common shareholders plus assumed conversions was $257,673,000, or $1.35 per diluted share for the three months ended June 30, 2017, compared to $229,432,000, or $1.21 per diluted share, for the prior year’s three months.  FFO attributable to common shareholders plus assumed conversions was $463,422,000, or $2.43 per diluted share for the six months ended June 30, 2017, compared to $433,104,000, or $2.28 per diluted share, for the prior year’s six months.  Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of our net income to FFO:
Net income attributable to common shareholders	$115,972	$220,463	$163,724	$106,300
Per diluted share	$0.61	$1.16	$0.86	$0.56

FFO adjustments:
Depreciation and amortization of real property	$128,527	$133,218	$258,996	$267,339
Net gains on sale of real estate	-	(161,721)	(2,267)	(161,721)
Real estate impairment losses	-	-	-	160,700
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	37,682	38,308	76,756	77,354
Net gains on sale of real estate	(15,339)	(319)	(17,192)	(319)
Real estate impairment losses	167	49	3,218	4,402
	151,037	9,535	319,511	347,755
Noncontrolling interests' share of above adjustments	(9,356)	(588)	(19,873)	(21,469)
FFO adjustments, net	$141,681	$8,947	$299,638	$326,286

FFO attributable to common shareholders (non-GAAP)	$257,653	$229,410	$463,362	$432,586
Convertible preferred share dividends	20	22	60	43
Earnings allocated to Out-Performance Plan units	-	-	-	475
FFO attributable to common shareholders plus assumed
conversions (non-GAAP)	$257,673	$229,432	$463,422	$433,104
Per diluted share (non-GAAP)	$1.35	$1.21	$2.43	$2.28

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	189,395	188,772	189,304	188,715
Effect of dilutive securities:
Employee stock options and restricted share awards	1,011	1,070	1,089	1,020
Convertible preferred shares	38	43	57	43
Out-Performance Plan units	-	-	-	265
Denominator for FFO per diluted share	190,444	189,885	190,450	190,043

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share amounts)	2017			2016
		Weighted	Effect of 1%		Weighted
	June 30,	Average	Change In	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Consolidated debt:
Variable rate	$3,993,090	2.86%	$39,931	$3,765,054	2.40%
Fixed rate	6,934,795	3.82%	-	6,949,873	3.82%
	$10,927,885	3.47%	39,931	$10,714,927	3.32%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys "R" Us, Inc.	$1,272,836	2.96%	12,728	$1,109,376	2.49%
Variable rate – Toys "R" Us, Inc.	1,255,604	6.43%	12,556	1,162,072	6.05%
Fixed rate - excluding Toys "R" Us, Inc.	2,102,611	5.04%	-	2,120,068	5.04%
Fixed rate - Toys "R" Us, Inc.	466,577	10.06%	-	671,181	9.42%
	$5,097,628	5.32%	25,284	$5,062,697	5.30%
Noncontrolling interests' share of consolidated
subsidiaries			(1,427)
Total change in annual net income attributable to
the Operating Partnership			63,788
Noncontrolling interests’ share of the Operating
Partnership			(3,948)
Total change in annual net income attributable to
Vornado			$59,840
Total change in annual net income attributable to
the Operating Partnership per diluted
Class A unit			$0.31
Total change in annual net income attributable to
Vornado per diluted share			$0.31

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2017, we have an interest rate swap on a $410,000,000 mortgage loan on Two Penn Plaza that swapped the rate from LIBOR plus 1.65% (2.70% as of June 30, 2017) to a fixed rate of 4.78% through March 2018, an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (2.65% as of June 30, 2017) to a fixed rate of 3.15% through December 2020 and an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (2.83% as of June 30, 2017) to a fixed rate of 2.56% through September 2020.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of June 30, 2017, the estimated fair value of our consolidated debt was $11,004,000,000.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)

Disclosure Controls and Procedures:  Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, such disclosure controls and procedures were effective.

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

Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)

Disclosure Controls and Procedures:  Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Vornado Realty Trust

None.

Vornado Realty L.P.

During the quarter ended June 30, 2017, we issued 30,204 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $774,032 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY TRUST
(Registrant)

Date: July 31, 2017	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: July 31, 2017	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.

10.32	**	-	Form of 2017 Amendment to Vornado Realty Trust 2015, 2016, and 2017 Outperformance Plan Award Agreements.

15.1		-	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust

15.2		-	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.

31.1		-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust

31.2		-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust

31.3		-	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.

31.4		-	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.

32.1		-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust

32.2		-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust

32.3		-	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.

32.4		-	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.

101.INS		-	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P.

101.SCH		-	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.

101.CAL		-	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.DEF		-	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.LAB		-	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.

101.PRE		-	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.

	**		Management contract or compensatory agreement