Form 10-Q
period 2017-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2017-10-30
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2017
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954 (Vornado Realty Trust)
Commission File Number:	001-34482 (Vornado Realty L.P.)

Vornado Realty Trust Vornado Realty L.P.
(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of September 30, 2017, 189,877,859 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Vornado Realty Trust and Vornado Realty L.P.  Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 93.5% limited partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.

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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:

•	Note 10. Redeemable Noncontrolling Interests/Redeemable Partnership Units

•	Note 18. (Loss) Income Per Share/(Loss) Income Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	September 30, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land	$3,124,971	$3,130,825
Buildings and improvements	9,824,618	9,684,144
Development costs and construction in progress	1,536,290	1,278,941
Leasehold improvements and equipment	96,820	93,910
Total	14,582,699	14,187,820
Less accumulated depreciation and amortization	(2,805,160)	(2,581,514)
Real estate, net	11,777,539	11,606,306
Cash and cash equivalents	1,282,230	1,501,027
Restricted cash	103,553	95,032
Marketable securities	193,145	203,704
Tenant and other receivables, net of allowance for doubtful accounts of $5,539 and $6,708	54,769	61,069
Investments in partially owned entities	1,064,982	1,378,254
Real estate fund investments	351,750	462,132
Receivable arising from the straight-lining of rents, net of allowance of $1,215 and $2,227	917,827	885,167
Deferred leasing costs, net of accumulated amortization of $186,041 and $170,952	354,573	354,997
Identified intangible assets, net of accumulated amortization $144,683 and $194,422	166,198	189,668
Assets related to discontinued operations	1,774	3,568,613
Other assets	573,780	508,878
	$16,842,120	$20,814,847
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$8,131,606	$8,113,248
Senior unsecured notes, net	846,641	845,577
Unsecured term loan, net	373,354	372,215
Unsecured revolving credit facilities	—	115,630
Accounts payable and accrued expenses	412,100	397,134
Deferred revenue	240,377	276,276
Deferred compensation plan	106,244	121,183
Liabilities related to discontinued operations	3,602	1,259,443
Other liabilities	469,919	417,199
Total liabilities	10,583,843	11,917,905
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,555,623 and 12,197,162 units outstanding	965,276	1,273,018
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable noncontrolling interests	970,704	1,278,446
Vornado's shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 42,823,428 and 42,824,829 shares	1,038,011	1,038,055
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 189,877,859 and 189,100,876 shares	7,571	7,542
Additional capital	7,501,823	7,153,332
Earnings less than distributions	(4,098,127)	(1,419,382)
Accumulated other comprehensive income	121,801	118,972
Total Vornado shareholders' equity	4,571,079	6,898,519
Noncontrolling interests in consolidated subsidiaries	716,494	719,977
Total equity	5,287,573	7,618,496
	$16,842,120	$20,814,847

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Property rentals	$432,062	$411,153	$1,275,597	$1,238,903
Tenant expense reimbursements	63,401	60,957	174,091	162,831
Fee and other income	33,292	30,643	98,212	88,034
Total revenues	528,755	502,753	1,547,900	1,489,768
EXPENSES:
Operating	225,226	213,762	661,585	626,546
Depreciation and amortization	104,972	105,877	315,223	316,383
General and administrative	36,261	33,584	122,161	112,593
Acquisition and transaction related costs	61	1,069	1,073	6,697
Total expenses	366,520	354,292	1,100,042	1,062,219
Operating income	162,235	148,461	447,858	427,549
(Loss) income from partially owned entities	(41,801)	3,811	5,578	3,892
(Loss) income from real estate fund investments	(6,308)	1,077	(1,649)	28,750
Interest and other investment income, net	9,306	6,459	27,800	20,121
Interest and debt expense	(85,068)	(79,721)	(252,581)	(250,034)
Net gains on disposition of wholly owned and partially owned assets	—	—	501	160,225
Income before income taxes	38,364	80,087	227,507	390,503
Income tax expense	(1,188)	(4,563)	(2,429)	(8,921)
Income from continuing operations	37,176	75,524	225,078	381,582
(Loss) income from discontinued operations	(47,930)	25,080	(14,501)	(104,204)
Net (loss) income	(10,754)	100,604	210,577	277,378
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(4,022)	(3,658)	(18,436)	(26,361)
Operating Partnership	1,878	(4,366)	(9,057)	(11,410)
Net (loss) income attributable to Vornado	(12,898)	92,580	183,084	239,607
Preferred share dividends	(16,128)	(19,047)	(48,386)	(59,774)
Preferred share issuance costs (Series J redemption)	—	(7,408)	—	(7,408)
NET (LOSS) INCOME attributable to common shareholders	$(29,026)	$66,125	$134,698	$172,425

(LOSS) INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.09	$0.23	$0.78	$1.43
(Loss) income from discontinued operations, net	(0.24)	0.12	(0.07)	(0.52)
Net (loss) income per common share	$(0.15)	$0.35	$0.71	$0.91
Weighted average shares outstanding	189,593	188,901	189,401	188,778

(LOSS) INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.09	$0.23	$0.78	$1.42
(Loss) income from discontinued operations, net	(0.24)	0.12	(0.07)	(0.51)
Net (loss) income per common share	$(0.15)	$0.35	$0.71	$0.91
Weighted average shares outstanding	190,847	190,048	191,257	190,086

DIVIDENDS PER COMMON SHARE	$0.60	$0.63	$2.02	$1.89

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(10,754)	$100,604	$210,577	$277,378
Other comprehensive income (loss):
Increase (reduction) in unrealized net gain on available-for-sale securities	5,656	3,685	(10,559)	42,798
Pro rata share of amounts reclassified from accumulated other comprehensive income of a nonconsolidated subsidiary	(646)	—	8,622	—
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	(626)	(915)	(1,657)	(1,537)
Increase (reduction) in value of interest rate swaps and other	1,973	7,689	6,611	(3,482)
Comprehensive (loss) income	(4,397)	111,063	213,594	315,157
Less comprehensive income attributable to noncontrolling interests	(2,539)	(8,665)	(27,681)	(40,097)
Comprehensive (loss) income attributable to Vornado	$(6,936)	$102,398	$185,913	$275,060

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,542	$7,153,332	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado	—	—	—	—	—	183,084	—	—	183,084
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	18,436	18,436
Dividends on common shares	—	—	—	—	—	(382,552)	—	—	(382,552)
Dividends on preferred shares	—	—	—	—	—	(48,386)	—	—	(48,386)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	349	14	34,550	—	—	—	34,564
Under employees' share option plan	—	—	409	15	23,877	—	—	—	23,892
Under dividend reinvestment plan	—	—	12	—	1,119	—	—	—	1,119
Contributions	—	—	—	—	—	—	—	1,044	1,044
Distributions:
JBG SMITH Properties	—	—	—	—	—	(2,430,427)	—	—	(2,430,427)
Real estate fund investments	—	—	—	—	—	—	—	(20,851)	(20,851)
Other	—	—	—	—	—	—	—	(1,815)	(1,815)
Conversion of Series A preferred shares to common shares	(2)	(44)	2	—	44	—	—	—	—
Deferred compensation shares and options	—	—	1	—	1,975	(418)	—	—	1,557
Reduction in unrealized net gain on available-for-sale securities	—	—	—	—	—	—	(10,559)	—	(10,559)
Pro rata share of amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	8,622	—	8,622
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(1,657)	—	(1,657)
Increase in value of interest rate swaps	—	—	—	—	—	—	6,611	—	6,611
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	286,928	—	—	—	286,928
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(188)	—	(188)
Other	—	—	4	—	(2)	(46)	—	(297)	(345)
Balance, September 30, 2017	42,823	$1,038,011	189,878	$7,571	$7,501,823	$(4,098,127)	$121,801	$716,494	$5,287,573

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)					Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,521	$7,132,979	$(1,766,780)	$46,921	$778,483	$7,476,078
Net income attributable to Vornado	—	—	—	—	—	239,607	—	—	239,607
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	26,361	26,361
Dividends on common shares	—	—	—	—	—	(356,863)	—	—	(356,863)
Dividends on preferred shares	—	—	—	—	—	(59,774)	—	—	(59,774)
Redemption of Series J preferred shares	(9,850)	(238,842)	—	—	—	(7,408)	—	—	(246,250)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	293	12	28,114	—	—	—	28,126
Under employees' share option plan	—	—	106	4	5,936	—	—	—	5,940
Under dividend reinvestment plan	—	—	12	—	1,080	—	—	—	1,080
Contributions	—	—	—	—	—	—	—	19,699	19,699
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(59,843)	(59,843)
Other	—	—	—	—	—	—	—	(11,631)	(11,631)
Deferred compensation shares and options	—	—	7	1	1,370	(186)	—	—	1,185
Increase in unrealized net gain on available-for-sale securities	—	—	—	—	—	—	42,798	—	42,798
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(1,537)	—	(1,537)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(3,482)	—	(3,482)
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	(30,260)	—	—	—	(30,260)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(2,326)	—	(2,326)
Other	—	(1)	(1)	(1)	1	(7)	—	86	78
Balance, September 30, 2016	42,827	$1,038,111	188,994	$7,537	$7,139,220	$(1,951,411)	$82,374	$753,155	$7,068,986

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$210,577	$277,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	407,539	446,040
Return of capital from real estate fund investments	80,294	71,888
Distributions of income from partially owned entities	65,097	56,853
Other non-cash adjustments	43,921	33,971
Straight-lining of rents	(37,752)	(118,798)
Amortization of below-market leases, net	(35,446)	(41,676)
Net realized and unrealized losses (gains) on real estate fund investments	18,537	(16,513)
Equity in net income of partially owned entities	(6,013)	(529)
Net gains on sale of real estate and other	(3,797)	(5,074)
Net gains on disposition of wholly owned and partially owned assets	(501)	(160,225)
Real estate impairment losses	—	161,165
Changes in operating assets and liabilities:
Tenant and other receivables, net	5,485	613
Prepaid assets	(70,949)	(58,998)
Other assets	(27,065)	(64,200)
Accounts payable and accrued expenses	27,609	4,793
Other liabilities	(15,911)	(14,274)
Net cash provided by operating activities	661,625	572,414

Cash Flows from Investing Activities:
Distributions of capital from partially owned entities	347,776	102,836
Development costs and construction in progress	(274,716)	(426,641)
Additions to real estate	(207,759)	(261,971)
Repayment of JBG SMITH Properties loan receivable	115,630	—
Investments in partially owned entities	(33,578)	(112,797)
Acquisitions of real estate and other	(11,841)	(91,100)
Proceeds from sales of real estate and related investments	9,543	167,673
Proceeds from repayments of mortgage loans receivable	650	33
Net deconsolidation of 7 West 34th Street	—	(48,000)
Investments in loans receivable and other	—	(11,700)
Purchases of marketable securities	—	(4,379)
Net cash used in investing activities	(54,295)	(686,046)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Financing Activities:
Cash and cash equivalents and restricted cash included in the spin-off of JBG SMITH Properties ($275,000 plus The Bartlett financing proceeds less transaction costs and other mortgage items)	$(416,237)	$—
Dividends paid on common shares	(382,552)	(356,863)
Proceeds from borrowings	229,042	2,000,604
Repayments of borrowings	(177,109)	(1,591,554)
Dividends paid on preferred shares	(48,386)	(64,006)
Distributions to noncontrolling interests	(48,329)	(95,055)
Proceeds received from exercise of employee share options	25,011	7,020
Debt issuance and other costs	(2,944)	(30,846)
Contributions from noncontrolling interests	1,044	11,900
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(418)	(186)
Redemption of preferred shares	—	(246,250)
Net cash used in financing activities	(820,878)	(365,236)
Net decrease in cash and cash equivalents and restricted cash	(213,548)	(478,868)
Cash and cash equivalents and restricted cash at beginning of period	1,599,331	1,943,515
Cash and cash equivalents and restricted cash at end of period	$1,385,783	$1,464,647

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,501,027	$1,835,707
Restricted cash at beginning of period	95,032	99,943
Restricted cash included in discontinued operations at beginning of period	3,272	7,865
Cash and cash equivalents and restricted cash at beginning of period	$1,599,331	$1,943,515

Cash and cash equivalents at end of period	$1,282,230	$1,352,697
Restricted cash at end of period	103,553	108,976
Restricted cash included in discontinued operations at end of period	—	2,974
Cash and cash equivalents and restricted cash at end of period	$1,385,783	$1,464,647

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $31,243 and $21,297	$257,173	$275,979
Cash payments for income taxes	$5,292	$7,602

Non-Cash Investing and Financing Activities:
Non-cash distribution to JBG SMITH Properties:
Assets	$3,432,738	$—
Liabilities	(1,414,186)	—
Equity	(2,018,552)	—
Adjustments to carry redeemable Class A units at redemption value	286,928	(30,260)
Loan receivable established upon the spin-off of JBG SMITH Properties	115,630	—
Accrued capital expenditures included in accounts payable and accrued expenses	69,033	129,704
Write-off of fully depreciated assets	(41,458)	(283,496)
(Reduction) increase in unrealized net gain on available-for-sale securities	(10,559)	42,798
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	—	(122,047)
Mortgage payable, net	—	(290,418)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	September 30, 2017	December 31, 2016
ASSETS
Real estate, at cost:
Land	$3,124,971	$3,130,825
Buildings and improvements	9,824,618	9,684,144
Development costs and construction in progress	1,536,290	1,278,941
Leasehold improvements and equipment	96,820	93,910
Total	14,582,699	14,187,820
Less accumulated depreciation and amortization	(2,805,160)	(2,581,514)
Real estate, net	11,777,539	11,606,306
Cash and cash equivalents	1,282,230	1,501,027
Restricted cash	103,553	95,032
Marketable securities	193,145	203,704
Tenant and other receivables, net of allowance for doubtful accounts of $5,539 and $6,708	54,769	61,069
Investments in partially owned entities	1,064,982	1,378,254
Real estate fund investments	351,750	462,132
Receivable arising from the straight-lining of rents, net of allowance of $1,215 and $2,227	917,827	885,167
Deferred leasing costs, net of accumulated amortization of $186,041 and $170,952	354,573	354,997
Identified intangible assets, net of accumulated amortization $144,683 and $194,422	166,198	189,668
Assets related to discontinued operations	1,774	3,568,613
Other assets	573,780	508,878
	$16,842,120	$20,814,847
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$8,131,606	$8,113,248
Senior unsecured notes, net	846,641	845,577
Unsecured term loan, net	373,354	372,215
Unsecured revolving credit facilities	—	115,630
Accounts payable and accrued expenses	412,100	397,134
Deferred revenue	240,377	276,276
Deferred compensation plan	106,244	121,183
Liabilities related to discontinued operations	3,602	1,259,443
Other liabilities	469,919	417,199
Total liabilities	10,583,843	11,917,905
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,555,623 and 12,197,162 units outstanding	965,276	1,273,018
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	970,704	1,278,446
Equity:
Partners' capital	8,547,405	8,198,929
Earnings less than distributions	(4,098,127)	(1,419,382)
Accumulated other comprehensive income	121,801	118,972
Total Vornado Realty L.P. equity	4,571,079	6,898,519
Noncontrolling interests in consolidated subsidiaries	716,494	719,977
Total equity	5,287,573	7,618,496
	$16,842,120	$20,814,847

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Property rentals	$432,062	$411,153	$1,275,597	$1,238,903
Tenant expense reimbursements	63,401	60,957	174,091	162,831
Fee and other income	33,292	30,643	98,212	88,034
Total revenues	528,755	502,753	1,547,900	1,489,768
EXPENSES:
Operating	225,226	213,762	661,585	626,546
Depreciation and amortization	104,972	105,877	315,223	316,383
General and administrative	36,261	33,584	122,161	112,593
Acquisition and transaction related costs	61	1,069	1,073	6,697
Total expenses	366,520	354,292	1,100,042	1,062,219
Operating income	162,235	148,461	447,858	427,549
(Loss) income from partially owned entities	(41,801)	3,811	5,578	3,892
(Loss) income from real estate fund investments	(6,308)	1,077	(1,649)	28,750
Interest and other investment income, net	9,306	6,459	27,800	20,121
Interest and debt expense	(85,068)	(79,721)	(252,581)	(250,034)
Net gains on disposition of wholly owned and partially owned assets	—	—	501	160,225
Income before income taxes	38,364	80,087	227,507	390,503
Income tax expense	(1,188)	(4,563)	(2,429)	(8,921)
Income from continuing operations	37,176	75,524	225,078	381,582
(Loss) income from discontinued operations	(47,930)	25,080	(14,501)	(104,204)
Net (loss) income	(10,754)	100,604	210,577	277,378
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(4,022)	(3,658)	(18,436)	(26,361)
Net (loss) income attributable to Vornado Realty L.P.	(14,776)	96,946	192,141	251,017
Preferred unit distributions	(16,176)	(19,096)	(48,531)	(59,920)
Preferred unit issuance costs (Series J redemption)	—	(7,408)	—	(7,408)
NET (LOSS) INCOME attributable to Class A unitholders	$(30,952)	$70,442	$143,610	$183,689

(LOSS) INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.08	$0.22	$0.77	$1.43
(Loss) income from discontinued operations, net	(0.24)	0.13	(0.07)	(0.52)
Net (loss) income per Class A unit	$(0.16)	$0.35	$0.70	$0.91
Weighted average units outstanding	201,300	200,458	201,093	200,300

(LOSS) INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.08	$0.22	$0.76	$1.42
(Loss) income from discontinued operations, net	(0.24)	0.13	(0.07)	(0.52)
Net (loss) income per Class A unit	$(0.16)	$0.35	$0.69	$0.90
Weighted average units outstanding	203,113	202,141	203,311	201,932

DISTRIBUTIONS PER CLASS A UNIT	$0.60	$0.63	$2.02	$1.89

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(10,754)	$100,604	$210,577	$277,378
Other comprehensive income (loss):
Increase (reduction) in unrealized net gain on available-for-sale securities	5,656	3,685	(10,559)	42,798
Pro rata share of amounts reclassified from accumulated other comprehensive income of a nonconsolidated subsidiary	(646)	—	8,622	—
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	(626)	(915)	(1,657)	(1,537)
Increase (reduction) in value of interest rate swaps and other	1,973	7,689	6,611	(3,482)
Comprehensive (loss) income	(4,397)	111,063	213,594	315,157
Less comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	(4,022)	(3,658)	(18,436)	(26,361)
Comprehensive (loss) income attributable to Vornado L.P.	$(8,419)	$107,405	$195,158	$288,796

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,160,874	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado Realty L.P.	—	—	—	—	192,141	—	—	192,141
Net income attributable to redeemable partnership units	—	—	—	—	(9,057)	—	—	(9,057)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	18,436	18,436
Distributions to Vornado	—	—	—	—	(382,552)	—	—	(382,552)
Distributions to preferred unitholders	—	—	—	—	(48,386)	—	—	(48,386)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	349	34,564	—	—	—	34,564
Under Vornado's employees' share option plan	—	—	409	23,892	—	—	—	23,892
Under Vornado's dividend reinvestment plan	—	—	12	1,119	—	—	—	1,119
Contributions	—	—	—	—	—	—	1,044	1,044
Distributions:
JBG SMITH Properties	—	—	—	—	(2,430,427)	—	—	(2,430,427)
Real estate fund investments	—	—	—	—	—	—	(20,851)	(20,851)
Other	—	—	—	—	—	—	(1,815)	(1,815)
Conversion of Series A preferred units to Class A units	(2)	(44)	2	44	—	—	—	—
Deferred compensation units and options	—	—	1	1,975	(418)	—	—	1,557
Reduction in unrealized net gain on available-for-sale securities	—	—	—	—	—	(10,559)	—	(10,559)
Pro rata share of amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	8,622	—	8,622
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(1,657)	—	(1,657)
Increase in value of interest rate swaps	—	—	—	—	—	6,611	—	6,611
Adjustments to carry redeemable Class A units at redemption value	—	—	—	286,928	—	—	—	286,928
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(188)	—	(188)
Other	—	—	4	(2)	(46)	—	(297)	(345)
Balance, September 30, 2017	42,823	$1,038,011	189,878	$7,509,394	$(4,098,127)	$121,801	$716,494	$5,287,573

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,140,500	$(1,766,780)	$46,921	$778,483	$7,476,078
Net income attributable to Vornado Realty L.P.	—	—	—	—	251,017	—	—	251,017
Net income attributable to redeemable partnership units	—	—	—	—	(11,410)	—	—	(11,410)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	26,361	26,361
Distributions to Vornado	—	—	—	—	(356,863)	—	—	(356,863)
Distributions to preferred unitholders	—	—	—	—	(59,774)	—	—	(59,774)
Redemption of Series J preferred units	(9,850)	(238,842)	—	—	(7,408)	—	—	(246,250)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	293	28,126	—	—	—	28,126
Under Vornado's employees' share option plan	—	—	106	5,940	—	—	—	5,940
Under Vornado's dividend reinvestment plan	—	—	12	1,080	—	—	—	1,080
Contributions	—	—	—	—	—	—	19,699	19,699
Distributions:
Real estate fund investments	—	—	—	—	—	—	(59,843)	(59,843)
Other	—	—	—	—	—	—	(11,631)	(11,631)
Deferred compensation units and options	—	—	7	1,371	(186)	—	—	1,185
Increase in unrealized net gain on available-for-sale securities	—	—	—	—	—	42,798	—	42,798
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(1,537)	—	(1,537)
Reduction in value of interest rate swaps	—	—	—	—	—	(3,482)	—	(3,482)
Adjustments to carry redeemable Class A units at redemption value	—	—	—	(30,260)	—	—	—	(30,260)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(2,326)	—	(2,326)
Other	—	(1)	(1)	—	(7)	—	86	78
Balance, September 30, 2016	42,827	$1,038,111	188,994	$7,146,757	$(1,951,411)	$82,374	$753,155	$7,068,986

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$210,577	$277,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	407,539	446,040
Return of capital from real estate fund investments	80,294	71,888
Distributions of income from partially owned entities	65,097	56,853
Other non-cash adjustments	43,921	33,971
Straight-lining of rents	(37,752)	(118,798)
Amortization of below-market leases, net	(35,446)	(41,676)
Net realized and unrealized losses (gains) on real estate fund investments	18,537	(16,513)
Equity in net income of partially owned entities	(6,013)	(529)
Net gains on sale of real estate and other	(3,797)	(5,074)
Net gains on disposition of wholly owned and partially owned assets	(501)	(160,225)
Real estate impairment losses	—	161,165
Changes in operating assets and liabilities:
Tenant and other receivables, net	5,485	613
Prepaid assets	(70,949)	(58,998)
Other assets	(27,065)	(64,200)
Accounts payable and accrued expenses	27,609	4,793
Other liabilities	(15,911)	(14,274)
Net cash provided by operating activities	661,625	572,414

Cash Flows from Investing Activities:
Distributions of capital from partially owned entities	347,776	102,836
Development costs and construction in progress	(274,716)	(426,641)
Additions to real estate	(207,759)	(261,971)
Repayment of JBG SMITH Properties loan receivable	115,630	—
Investments in partially owned entities	(33,578)	(112,797)
Acquisitions of real estate and other	(11,841)	(91,100)
Proceeds from sales of real estate and related investments	9,543	167,673
Proceeds from repayments of mortgage loans receivable	650	33
Net deconsolidation of 7 West 34th Street	—	(48,000)
Investments in loans receivable and other	—	(11,700)
Purchases of marketable securities	—	(4,379)
Net cash used in investing activities	(54,295)	(686,046)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Financing Activities:
Cash and cash equivalents and restricted cash included in the spin-off of JBG SMITH Properties ($275,000 plus The Bartlett financing proceeds less transaction costs and other mortgage items)	$(416,237)	$—
Distributions to Vornado	(382,552)	(356,863)
Proceeds from borrowings	229,042	2,000,604
Repayments of borrowings	(177,109)	(1,591,554)
Distributions to preferred unitholders	(48,386)	(64,006)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(48,329)	(95,055)
Proceeds received from exercise of Vornado stock options	25,011	7,020
Debt issuance and other costs	(2,944)	(30,846)
Contributions from noncontrolling interests in consolidated subsidiaries	1,044	11,900
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(418)	(186)
Redemption of preferred units	—	(246,250)
Net cash used in financing activities	(820,878)	(365,236)
Net decrease in cash and cash equivalents and restricted cash	(213,548)	(478,868)
Cash and cash equivalents and restricted cash at beginning of period	1,599,331	1,943,515
Cash and cash equivalents and restricted cash at end of period	$1,385,783	$1,464,647

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,501,027	$1,835,707
Restricted cash at beginning of period	95,032	99,943
Restricted cash included in discontinued operations at beginning of period	3,272	7,865
Cash and cash equivalents and restricted cash at beginning of period	$1,599,331	$1,943,515

Cash and cash equivalents at end of period	$1,282,230	$1,352,697
Restricted cash at end of period	103,553	108,976
Restricted cash included in discontinued operations at end of period	—	2,974
Cash and cash equivalents and restricted cash at end of period	$1,385,783	$1,464,647

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $31,243 and $21,297	$257,173	$275,979
Cash payments for income taxes	$5,292	$7,602

Non-Cash Investing and Financing Activities:
Non-cash distribution to JBG SMITH Properties:
Assets	$3,432,738	$—
Liabilities	(1,414,186)	—
Equity	(2,018,552)	—
Adjustments to carry redeemable Class A units at redemption value	286,928	(30,260)
Loan receivable established upon the spin-off of JBG SMITH Properties	115,630	—
Accrued capital expenditures included in accounts payable and accrued expenses	69,033	129,704
Write-off of fully depreciated assets	(41,458)	(283,496)
(Reduction) increase in unrealized net gain on available-for-sale securities	(10,559)	42,798
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated:
Real estate, net	—	(122,047)
Mortgage payable, net	—	(290,418)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in, the Operating Partnership as of September 30, 2017. All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

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

As a result of the spin-off of our Washington, DC segment, effective July 1, 2017, the historical results of our Washington, DC segment are reflected in our consolidated financial statements as discontinued operations for all periods presented.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We will adopt this standard effective January 1, 2018, with the exception of the components of revenue from leases, which has been deferred until the adoption of the update ASU 2016-02 to ASC Topic 842, Leases, on January 1, 2019. We will utilize the modified retrospective method when adopting ASU 2014-09, which requires a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have analyzed our revenue streams and identified the areas that we expect to be impacted by the adoption of this standard. We expect this standard will have an impact on the classification of reimbursements of real estate taxes and insurance expenses and certain non-lease components of revenue (e.g., reimbursements of common area maintenance expenses) from leases with no material impact on "total revenues", for new leases executed on or after January 1, 2019. We are in the process of completing the evaluation of the overall impact of this standard on our consolidated financial statements, including required informational disclosures for our revenue streams beginning with the first reporting period after adoption.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We will adopt this standard effective January 1, 2018. While the adoption of this standard requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive income (loss).”

In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard. We also expect that this standard will require us to allocate total consideration from leases between lease and non-lease components based on the estimated stand-alone selling prices of the components. The lease components (e.g., base rent) will continue to be recognized on a straight-line basis over the term of the lease and certain non-lease components (e.g., reimbursements of common area maintenance expenses) will be accounted for under the new revenue recognition guidance of ASU 2014-09. As a result, we expect that this standard will have an impact on the classification of reimbursements of real estate taxes, insurance expenses and common area maintenance expenses on our consolidated statements of income, with no impact on "total revenue", for new leases executed on or after January 1, 2019. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this standard effective January 1, 2019 using the modified retrospective approach and will elect to use the practical expedients provided by this standard.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation - Stock Compensation (“ASC 718”).  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The adoption of this update as of January 1, 2017 did not have a material impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-15 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. The adoption of ASU 2016-15 impacted our classification of distributions received from equity method investees. We selected the nature of earnings approach for classifying distributions. Under this approach, the distributions from equity method investees are classified on the basis of the nature of the activity of the investee that generated the distribution. The retrospective application of ASU 2016-15 resulted in the reclassification of certain distributions of income from partially owned entities to distributions of capital from partially owned entities, which reduced net cash provided by operating activities and net cash used in investing activities by $1,839,000 for the nine months ended September 30, 2016.

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

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition, as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard on January 1, 2018 is not expected to have an impact on our consolidated financial statements.

In May 2017, the FASB issued an update (“ASU 2017-09”) Scope of Modification Accounting to ASC 718. ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard on January 1, 2018 is not expected to have an impact on our consolidated financial statements.

In August 2017, the FASB issued an update (“ASU 2017-12”) Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2017-12 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

On September 29, 2017, the Fund completed the sale of 800 Corporate Pointe in Culver City, CA for $148,000,000. From the inception of this investment through its disposition, the Fund realized a $35,620,000 net gain.

As of September 30, 2017, we had five real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $351,750,000, or $95,136,000 in excess of cost, and had remaining unfunded commitments of $117,872,000, of which our share was $34,502,000. Below is a summary of income from the Fund and the Crowne Plaza Joint Venture for the three and nine months ended September 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net investment income	$6,028	$5,841	$16,888	$12,237
Net realized gains on exited investments	35,620	—	35,861	14,676
Previously recorded unrealized gains on exited investment	(36,736)	—	(25,538)	(14,254)
Net unrealized (loss) gain on held investments	(11,220)	(4,764)	(28,860)	16,091
(Loss) income from real estate fund investments	(6,308)	1,077	(1,649)	28,750
Less income attributable to noncontrolling interests in consolidated subsidiaries	(1,486)	(270)	(9,684)	(15,088)
(Loss) income from real estate fund investments attributable to the Operating Partnership (1)	(7,794)	807	(11,333)	13,662
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	485	(49)	706	(843)
(Loss) income from real estate fund investments attributable to Vornado	$(7,309)	$758	$(10,627)	$12,819
____________________

(1)
Excludes $744 and $804 of management and leasing fees for the three months ended September 30, 2017 and 2016, respectively, and $3,125 and $2,499 for the nine months ended September 30, 2017 and 2016, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

5.	Marketable Securities

Below is a summary of our marketable securities portfolio as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	As of September 30, 2017			As of December 31, 2016
	Fair Value	GAAP Cost	Unrealized Gain	Fair Value	GAAP Cost	Unrealized Gain
Equity securities:
Lexington Realty Trust	$188,753	$72,549	$116,204	$199,465	$72,549	$126,916
Other	4,392	650	3,742	4,239	650	3,589
	$193,145	$73,199	$119,946	$203,704	$73,199	$130,505

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.	Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2017, we own 1,654,068 Alexander’s common shares, representing a 32.4% interest in Alexander’s. We account for our investment in Alexander’s under the equity method. We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of September 30, 2017, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements (“ASC 820”)) of our investment in Alexander’s, based on Alexander’s September 29, 2017 quarter ended closing share price of $424.09, was $701,474,000, or $575,842,000 in excess of the carrying amount on our consolidated balance sheet. As of September 30, 2017, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,418,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.

On June 1, 2017, Alexander’s completed a $500,000,000 refinancing of the office portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 0.90% (2.14% at September 30, 2017) and matures in June 2020 with four one-year extension options. In connection therewith, Alexander’s purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.00%. The property was previously encumbered by a $300,000,000 interest-only mortgage at LIBOR plus 0.95% which was scheduled to mature in March 2021.

Urban Edge Properties (“UE”) (NYSE: UE)

As of September 30, 2017, we own 5,717,184 UE operating partnership units, representing a 4.5% ownership interest in UE. We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis. In 2017 and 2016, we provided UE with information technology support. UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets. As of September 30, 2017, the fair value of our investment in UE, based on UE’s September 29, 2017 quarter ended closing share price of $24.12, was $137,898,000, or $91,356,000 in excess of the carrying amount on our consolidated balance sheet.

During the three and nine months ended September 30, 2017, UE issued approximately 6,250,000 and 20,250,000 operating partnership units related to property acquisitions and public offerings of its common stock. As a result, our ownership interest in UE decreased to 4.5% from 5.4%. In accordance with ASC 323-10-40-1, we account for a unit issuance by an equity method investee as if we had sold a proportionate share of our investment. Accordingly, during the three and nine months ended September 30, 2017, we recorded $5,200,000 and $21,100,000, respectively, of net gains in connection with these issuances which are included in “(loss) income from partially owned entities” on our consolidated statements of income.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of September 30, 2017, we own 6,250,000 PREIT operating partnership units, representing an 8.0% interest in PREIT. We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.

Based on PREIT’s September 29, 2017 quarter ended closing share price of $10.49, the market value (“fair value” pursuant to ASC Topic 323, Investments - Equity Method and Joint Ventures) of our investment in PREIT was $65,563,000 or $44,465,000 below the carrying amount on our consolidated balance sheet. We have concluded that our investment in PREIT is “other-than-temporarily” impaired and recorded a $44,465,000 non-cash impairment loss on our consolidated statements of income. Our conclusion was based on a sustained trading value of PREIT stock below our carrying amount and our inability to forecast a recovery in the near-term.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI) - continued

As of September 30, 2017, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $33,399,000. The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in PREIT’s net loss. The basis difference related to the land will be recognized upon disposition of our investment.

Moynihan Office Building

In September 2016, our 50.1% joint venture with the Related Companies (“Related”) was designated by Empire State Development (“ESD”), an entity of New York State to redevelop the historic Farley Post Office building. The building will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space. On June 15, 2017, the joint venture closed a 99-year, triple-net lease with ESD for the commercial space at the Moynihan Office Building and made a $230,000,000 upfront contribution, of which our share is $115,230,000, towards the construction of the train hall. The lease calls for annual rent payments of $5,000,000 plus payments in lieu of real estate taxes. Simultaneously, the joint venture completed a $271,000,000 loan facility, with an initial advance of $202,299,000. The interest-only loan is at LIBOR plus 3.25% (4.48% at September 30, 2017) and matures in June 2019 with two one-year extension options.

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

Sterling Suffolk Racecourse, LLC (“Suffolk Downs JV”)

On May 26, 2017, Suffolk Downs JV, a joint venture in which we have a 21.2% equity interest, sold the property comprising the Suffolk Downs racetrack in East Boston, Massachusetts (“Suffolk Downs”) for $155,000,000, which resulted in net proceeds and a net gain to us of $15,314,000. In addition, we were repaid $29,318,000 of principal and $6,129,000 of accrued interest on our debt investments in Suffolk Downs JV, resulting in a net gain of $11,373,000.

330 Madison Avenue

On July 19, 2017, the joint venture, in which we have a 25.0% interest, completed a $500,000,000 refinancing of 330 Madison Avenue, an 845,000 square foot Manhattan office building. The seven-year interest-only loan matures in August 2024 and has a fixed rate of 3.43%. Our share of net proceeds, after repayment of the existing $150,000,000 LIBOR plus 1.30% mortgage and closing costs, was approximately $85,000,000.

280 Park Avenue

On August 23, 2017, the joint venture, in which we have a 50.0% interest, completed a $1.2 billion refinancing of 280 Park Avenue, a 1,250,000 square foot Manhattan office building. The loan is interest-only at LIBOR plus 1.73% (2.97% at September 30, 2017) and matures in September 2019 with five one-year extension options. Our share of net proceeds, after repayment of the existing $900,000,000 LIBOR plus 2.00% mortgage and closing costs, was approximately $140,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

Toys "R" Us, Inc. ("Toys")

We own 32.5% of Toys. On September 18, 2017, Toys filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. We carry our Toys investment at zero. Further, we do not hold any debt of Toys and do not guarantee any of Toys’ obligations. For income tax purposes, we carry our investment in Toys at approximately $420,000,000 which could result in a tax deduction in future periods.

Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at	Balance as of
	September 30, 2017	September 30, 2017	December 31, 2016
Investments:
Partially owned office buildings/land (1)	Various	$542,778	$734,536
Alexander’s	32.4%	125,632	129,324
PREIT	8.0%	66,477	122,883
UE	4.5%	46,542	24,523
Other investments (2)	Various	283,553	366,988
		$1,064,982	$1,378,254

330 Madison Avenue(3)	25.0%	$(53,237)	$—
7 West 34th Street (4)	53.0%	(46,013)	(43,022)
		$(99,250)	$(43,022)
____________________

(1)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue (2016 only - see (3) below), 512 West 22nd Street, 85 Tenth Avenue, 61 Ninth Avenue and others.

(2)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Moynihan Office Building, Toys (which has a carrying amount of zero), and others.

(3)	Our negative basis resulted from a refinancing distribution and is included in "other liabilities" on our consolidated balance sheets as of September 30, 2017.

(4)	Our negative basis results from a deferred gain from the sale of a 47.0% ownership interest in the property and is included in "other liabilities" on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.	Investments in Partially Owned Entities - continued

Below is a schedule of net (loss) income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2017	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
Our share of net (loss) income:
PREIT (see page 23 for details):
Non-cash impairment loss	8.0%	$(44,465)	$—	$(44,465)	$—
Equity in net earnings		(5,283)	52	(9,015)	(4,763)
		(49,748)	52	(53,480)	(4,763)
Alexander's (see page 23 for details):
Equity in net earnings	32.4%	6,510	6,891	20,092	20,640
Management, leasing and development fees		1,335	1,894	4,351	5,307
		7,845	8,785	24,443	25,947
UE (see page 23 for details):
Net gain resulting from UE operating partnership unit issuances	4.5%	5,200	—	21,100	—
Equity in net earnings		708	1,949	4,693	3,896
Management fees		100	209	518	627
		6,008	2,158	26,311	4,523

Partially owned office buildings/land(1)	Various	(5,551)	(8,642)	(23,508)	(29,882)

Other investments(2)	Various	(355)	1,458	31,812	8,067

		$(41,801)	$3,811	$5,578	$3,892
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.

(2)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Toys, and others. In the second quarter of 2017, we recognized $26,687 of net gains, comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV. See page 24 for details.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Dispositions

Discontinued Operations

On July 17, 2017, we completed the spin-off of our Washington, DC segment comprised of (i) 37 office properties totaling over 11.1 million square feet, five multifamily properties with 3,133 units and five other assets totaling approximately 406,000 square feet and (ii) 18 future development assets totaling over 10.4 million square feet of estimated potential development density, and (iii) $412.5 million of cash ($275.0 million plus The Bartlett financing proceeds less transaction costs and other mortgage items) to JBG SMITH Properties (“JBGS”). On July 18, 2017, JBGS was combined with the management business and certain Washington, DC assets of The JBG Companies (“JBG”), a Washington, DC real estate company. Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, is the Chairman of the Board of Trustees of JBGS. Mitchell Schear, former President of our Washington, DC business, is a member of the Board of Trustees of JBGS. We are providing transition services to JBGS initially including information technology, financial reporting and payroll services. The spin-off was effected through a tax-free distribution by Vornado to the holders of Vornado common shares of all of the common shares of JBGS at the rate of one JBGS common share for every two common shares of Vornado and the distribution by the Operating Partnership to the holders of its common units of all of the outstanding common units of JBG SMITH Properties LP (“JBGSLP”) at the rate of one JBGSLP common unit for every two common units of VRLP held of record. See JBGS’ Amendment No. 3 on Form 10 (File No. 1-37994) filed with the Securities and Exchange Commission on June 9, 2017 for additional information. Beginning in the third quarter of 2017, the historical financial results of our Washington, DC segment are reflected in our consolidated financial statements as discontinued operations for all periods presented.

On June 20, 2017, we completed a $220,000,000 financing of The Bartlett residential building. The five-year interest-only loan is at LIBOR plus 1.70% (2.90% at September 30, 2017), and matures in June 2022. On July 17, 2017, the property, the loan and the $217,000,000 of net proceeds were transferred to JBGS in connection with the tax-free spin-off of our Washington, DC segment.

On July 17, 2017, prior to completion of the tax-free spin-off of our Washington, DC segment, we repaid the $43,581,000 LIBOR plus 1.25% mortgage encumbering 1700 and 1730 M Street which was scheduled to mature in August 2017. The unencumbered property was then transferred to JBGS in connection with the tax-free spin-off of our Washington, DC segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Dispositions - continued

Discontinued Operations - continued

The tables below set forth the assets and liabilities related to discontinued operations as of September 30, 2017 and December 31, 2016 and their combined results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016.

(Amounts in thousands)	Balance as of
	September 30, 2017	December 31, 2016
Assets related to discontinued operations:
Real estate, net	$—	$3,222,720
Other assets	1,774	345,893
	$1,774	$3,568,613
Liabilities related to discontinued operations:
Mortgages payable, net	$—	$1,165,015
Other liabilities	3,602	94,428
	$3,602	$1,259,443

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) income from discontinued operations:
Total revenues	$25,747	$134,912	$260,969	$392,108
Total expenses	21,708	109,506	211,930	331,377
	4,039	25,406	49,039	60,731
JBG SMITH Properties spin-off transaction costs	(53,581)	(2,739)	(67,045)	(4,597)
Net gains on sale of real estate and a lease position	1,530	2,864	3,797	5,074
Income (loss) from partially owned assets	93	316	435	(3,363)
Impairment losses	—	(465)	—	(161,165)
Pretax (loss) income from discontinued operations	(47,919)	25,382	(13,774)	(103,320)
Income tax expense	(11)	(302)	(727)	(884)
(Loss) income from discontinued operations	$(47,930)	$25,080	$(14,501)	$(104,204)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Cash flows related to discontinued operations:
Cash flows from operating activities	$39,581	$107,797
Cash flows from investing activities	(48,377)	(176,374)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	Balance as of
	September 30, 2017	December 31, 2016
Identified intangible assets:
Gross amount	$310,881	$384,090
Accumulated amortization	(144,683)	(194,422)
Total, net	$166,198	$189,668
Identified intangible liabilities (included in deferred revenue):
Gross amount	$544,956	$550,454
Accumulated amortization	(326,661)	(298,238)
Total, net	$218,295	$252,216

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $11,054,000 and $11,529,000 for the three months ended September 30, 2017 and 2016, respectively, and $34,758,000 and $40,664,000 for the nine months ended September 30, 2017 and 2016, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$42,556
2019	30,820
2020	22,185
2021	17,370
2022	14,271

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $6,069,000 and $6,646,000 for the three months ended September 30, 2017 and 2016, respectively, and $19,896,000 and $22,319,000 for the nine months ended September 30, 2017 and 2016, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$19,510
2019	15,229
2020	12,020
2021	11,041
2022	9,433

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense (a component of operating expense) of $437,000 and $437,000 for the three months ended September 30, 2017 and 2016, respectively, and $1,310,000 and $1,310,000 for the nine months ended September 30, 2017 and 2016, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows:

(Amounts in thousands)
2018	$1,747
2019	1,747
2020	1,747
2021	1,747
2022	1,747

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

9.	Debt

The following is a summary of our debt:

(Amounts in thousands)		Balance as of
	Interest Rate at September 30, 2017	September 30, 2017	December 31, 2016
Mortgages Payable:
Fixed rate	3.65%	$5,466,886	$5,479,547
Variable rate	3.12%	2,737,877	2,727,133
Total	3.47%	8,204,763	8,206,680
Deferred financing costs, net and other		(73,157)	(93,432)
Total, net		$8,131,606	$8,113,248

Unsecured Debt:
Senior unsecured notes	3.68%	$850,000	$850,000
Deferred financing costs, net and other		(3,359)	(4,423)
Senior unsecured notes, net		846,641	845,577

Unsecured term loan	2.39%	375,000	375,000
Deferred financing costs, net and other		(1,646)	(2,785)
Unsecured term loan, net		373,354	372,215

Unsecured revolving credit facilities	—%	—	115,630

Total, net		$1,219,995	$1,333,422

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

(Amounts in thousands)
Balance as of December 31, 2015	$1,229,221
Net income	11,410
Other comprehensive income	2,326
Distributions	(23,582)
Redemption of Class A units for common shares/units, at redemption value	(28,126)
Adjustments to carry redeemable Class A units at redemption value	30,260
Other, net	26,814
Balance as of September 30, 2016	$1,248,323

Balance as of December 31, 2016	$1,278,446
Net income	9,057
Other comprehensive income	188
Distributions	(25,663)
Redemption of Class A units for common shares/units, at redemption value	(34,564)
Adjustments to carry redeemable Class A units at redemption value (including $224,069 attributable to the spin-off of JBGS)	(286,928)
Other, net	30,168
Balance as of September 30, 2017	$970,704

As of September 30, 2017 and December 31, 2016, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $965,276,000 and $1,273,018,000, respectively.

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of September 30, 2017 and December 31, 2016. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.	Accumulated Other Comprehensive Income ("AOCI")
The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)	Total	Securities available- for-sale	Pro rata share of nonconsolidated subsidiaries' OCI		Interest rate swaps	Other
For the Three Months Ended September 30, 2017
Balance as of June 30, 2017	$115,839	$114,290	$(3,821)		$12,702	$(7,332)
OCI before reclassifications	6,608	5,656	(626)		1,976	(398)
Amounts reclassified from AOCI	(646)	—	(646)	(1)	—	—
Net current period OCI	5,962	5,656	(1,272)		1,976	(398)
Balance as of September 30, 2017	$121,801	$119,946	$(5,093)		$14,678	$(7,730)

For the Three Months Ended September 30, 2016
Balance as of June 30, 2016	$72,556	$117,561	$(9,941)		$(30,538)	$(4,526)
OCI before reclassifications	9,818	3,685	(915)		7,688	(640)
Amounts reclassified from AOCI	—	—	—		—	—
Net current period OCI	9,818	3,685	(915)		7,688	(640)
Balance as of September 30, 2016	$82,374	$121,246	$(10,856)		$(22,850)	$(5,166)

For the Nine Months Ended September 30, 2017
Balance as of December 31, 2016	$118,972	$130,505	$(12,058)		$8,066	$(7,541)
OCI before reclassifications	(5,793)	(10,559)	(1,657)		6,612	(189)
Amounts reclassified from AOCI	8,622	—	8,622	(1)	—	—
Net current period OCI	2,829	(10,559)	6,965		6,612	(189)
Balance as of September 30, 2017	$121,801	$119,946	$(5,093)		$14,678	$(7,730)

For the Nine Months Ended September 30, 2016
Balance as of December 31, 2015	$46,921	$78,448	$(9,319)		$(19,368)	$(2,840)
OCI before reclassifications	35,453	42,798	(1,537)		(3,482)	(2,326)
Amounts reclassified from AOCI	—	—	—		—	—
Net current period OCI	35,453	42,798	(1,537)		(3,482)	(2,326)
Balance as of September 30, 2016	$82,374	$121,246	$(10,856)		$(22,850)	$(5,166)
____________________

(1)	Reclassified upon receipt of proceeds related to the sale of an investment by a nonconsolidated subsidiary.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

12.	Variable Interest Entities ("VIEs")

Unconsolidated VIEs

As of September 30, 2017 and December 31, 2016, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of September 30, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $350,920,000 and $392,150,000, respectively, and our maximum exposure to loss in these entities is limited to our investments.

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

As of September 30, 2017, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,632,567,000 and $1,763,223,000, respectively. As of December 31, 2016, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,638,483,000 and $1,762,322,000, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of September 30, 2017 and December 31, 2016, respectively.

(Amounts in thousands)	As of September 30, 2017
	Total	Level 1	Level 2	Level 3
Marketable securities	$193,145	$193,145	$—	$—
Real estate fund investments	351,750	—	—	351,750
Deferred compensation plan assets ($2,501 included in restricted cash and $103,743 in other assets)	106,244	56,960	—	49,284
Interest rate swaps (included in other assets)	20,880	—	20,880	—
Total assets	$672,019	$250,105	$20,880	$401,034

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swap (included in other liabilities)	3,090	—	3,090	—
Total liabilities	$53,651	$50,561	$3,090	$—

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable securities	$203,704	$203,704	$—	$—
Real estate fund investments	462,132	—	—	462,132
Deferred compensation plan assets ($4,187 included in restricted cash and $116,996 in other assets)	121,183	63,739	—	57,444
Interest rate swaps (included in other assets)	21,816	—	21,816	—
Total assets	$808,835	$267,443	$21,816	$519,576

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swap (included in other liabilities)	10,122	—	10,122	—
Total liabilities	$60,683	$50,561	$10,122	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

As of September 30, 2017, we had five real estate fund investments with an aggregate fair value of $351,750,000, or $95,136,000 in excess of cost. These investments are classified as Level 3. We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.8 to 3.3 years. Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor. Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at September 30, 2017 and December 31, 2016.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Discount rates	10.0% to 14.9%	10.0% to 14.9%	12.5%	12.6%
Terminal capitalization rates	4.7% to 5.8%	4.3% to 5.8%	5.4%	5.3%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and nine months ended September 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$455,692	$524,150	$462,132	$574,761
Dispositions/distributions	(91,606)	—	(91,606)	(71,888)
Net unrealized (loss) gain on held investments	(11,220)	(4,764)	(28,860)	16,091
Net realized gains on exited investments	35,620	—	35,861	14,676
Previously recorded unrealized gains on exited investment	(36,736)	—	(25,538)	(14,254)
Other, net	—	—	(239)	—
Ending balance	$351,750	$519,386	$351,750	$519,386

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Fair Value Measurements - continued
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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and nine months ended September 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$49,849	$60,140	$57,444	$59,186
Purchases	2,176	1,251	3,989	3,523
Sales	(3,810)	(3,737)	(15,922)	(5,888)
Realized and unrealized gains (losses)	246	(1,055)	2,151	(743)
Other, net	823	316	1,622	837
Ending balance	$49,284	$56,915	$49,284	$56,915

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist of our investment in PREIT that was written-down to its estimated fair value at September 30, 2017. See Note 6 - Investments in Partially Owned Entities for details of the impairment loss related to PREIT recognized during 2017. There are no assets measured at fair value on a nonrecurring basis at December 31, 2016. The table below presents the fair value of this asset by its level in the fair value hierarchy.

(Amounts in thousands)	As of September 30, 2017
	Total	Level 1	Level 2	Level 3
Investment in PREIT	$65,563	$65,563	$—	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair values of our secured and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2017 and December 31, 2016.

(Amounts in thousands)	As of September 30, 2017			As of December 31, 2016
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,013,282		$1,013,282	$1,307,105		$1,307,105
Debt:
Mortgages payable	$8,204,763		$8,223,000	$8,206,680		$8,163,000
Senior unsecured notes	850,000		885,000	850,000		899,000
Unsecured term loan	375,000		375,000	375,000		375,000
Unsecured revolving credit facilities	—		—	115,630		116,000
Total	$9,429,763	(1)	$9,483,000	$9,547,310	(1)	$9,553,000
____________________
(1) Excludes $78,162 and $100,640 of deferred financing costs, net and other as of September 30, 2017 and December 31, 2016, respectively.

14.	Stock-based Compensation

Vornado’s 2010 Omnibus Share Plan provides for grants of incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units and Out-Performance Plan awards to certain of our employees and officers. We account for all equity-based compensation in accordance with ASC 718. Equity-based compensation expense was $5,693,000 and $6,117,000 for the three months ended September 30, 2017 and 2016, respectively, and $27,319,000 and $27,903,000 for the nine months ended September 30, 2017 and 2016, respectively.

15.	Fee and Other Income

The following table sets forth the details of fee and other income:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
BMS cleaning fees	$26,429	$24,532	$75,925	$68,656
Management and leasing fees	2,330	1,935	7,382	5,694
Lease termination fees	991	1,819	5,947	7,123
Other income	3,542	2,357	8,958	6,561
	$33,292	$30,643	$98,212	$88,034

Management and leasing fees include management fees from Interstate Properties, a related party, of $125,000 and $128,000 for the three months ended September 30, 2017 and 2016, respectively, and $377,000 and $390,000 for the nine months ended September 30, 2017 and 2016, respectively. The above table excludes fee income from partially owned entities, which is included in “(loss) income from partially owned entities” (see Note 6 – Investments in Partially Owned Entities).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16.	Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Dividends on marketable securities	$3,309	$3,354	$9,923	$9,799
Mark-to-market income of investments in our deferred compensation plan (1)	1,975	204	5,233	2,625
Interest on loans receivable	754	754	3,599	2,250
Other, net	3,268	2,147	9,045	5,447
	$9,306	$6,459	$27,800	$20,121
____________________

(1)	This income is entirely offset by the expense resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

17.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense	$89,675	$79,648	$263,037	$247,172
Amortization of deferred financing costs	7,977	7,906	24,523	24,372
Capitalized interest and debt expense	(12,584)	(7,833)	(34,979)	(21,510)
	$85,068	$79,721	$252,581	$250,034

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

18.	(Loss) Income Per Share/(Loss) Income Per Class A Unit

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$32,050	$69,037	$196,684	$337,339
(Loss) income from discontinued operations, net of income attributable to noncontrolling interests	(44,948)	23,543	(13,600)	(97,732)
Net (loss) income attributable to Vornado	(12,898)	92,580	183,084	239,607
Preferred share dividends	(16,128)	(19,047)	(48,386)	(59,774)
Preferred share issuance costs (Series J redemption)	—	(7,408)	—	(7,408)
Net (loss) income attributable to common shareholders	(29,026)	66,125	134,698	172,425
Earnings allocated to unvested participating securities	(9)	(13)	(37)	(43)
Numerator for basic (loss) income per share	(29,035)	66,112	134,661	172,382
Impact of assumed conversions:
Earnings allocated to Out-Performance Plan units	—	—	195	96
Numerator for diluted (loss) income per share	$(29,035)	$66,112	$134,856	$172,478

Denominator:
Denominator for basic (loss) income per share – weighted average shares	189,593	188,901	189,401	188,778
Effect of dilutive securities(1):
Employee stock options and restricted share awards	1,254	1,147	1,553	1,067
Out-Performance Plan units	—	—	303	241
Denominator for diluted (loss) income per share – weighted average shares and assumed conversions	190,847	190,048	191,257	190,086

(LOSS) INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.09	$0.23	$0.78	$1.43
(Loss) income from discontinued operations, net	(0.24)	0.12	(0.07)	(0.52)
Net (loss) income per common share	$(0.15)	$0.35	$0.71	$0.91

(LOSS) INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.09	$0.23	$0.78	$1.42
(Loss) income from discontinued operations, net	(0.24)	0.12	(0.07)	(0.51)
Net (loss) income per common share	$(0.15)	$0.35	$0.71	$0.91
____________________

(1)
The effect of dilutive securities for the three months ended September 30, 2017 and 2016 excludes an aggregate of 12,413 and 12,315 weighted average common share equivalents, respectively, and 12,173 and 12,072 weighted average common share equivalents for the nine months ended September 30, 2017 and 2016 respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

18.	(Loss) Income Per Share/(Loss) Income Per Class A Unit - continued

Vornado Realty L.P.

The following table provides a reconciliation of both net (loss) income and the number of Class A units used in the computation of (i) basic (loss) income per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted (loss) income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options, restricted unit awards and Out-Performance Plan awards.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$33,154	$71,866	$206,642	$355,221
(Loss) income from discontinued operations	(47,930)	25,080	(14,501)	(104,204)
Net (loss) income attributable to Vornado Realty L.P.	(14,776)	96,946	192,141	251,017
Preferred unit distributions	(16,176)	(19,096)	(48,531)	(59,920)
Preferred unit issuance costs (Series J redemption)	—	(7,408)	—	(7,408)
Net (loss) income attributable to Class A unitholders	(30,952)	70,442	143,610	183,689
Earnings allocated to unvested participating securities	(740)	(589)	(2,499)	(2,001)
Numerator for basic and diluted (loss) income per Class A unit	$(31,692)	$69,853	$141,111	$181,688

Denominator:
Denominator for basic (loss) income per Class A unit – weighted average units	201,300	200,458	201,093	200,300
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,813	1,683	2,218	1,632
Denominator for diluted (loss) income per Class A unit – weighted average units and assumed conversions	203,113	202,141	203,311	201,932

(LOSS) INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.08	$0.22	$0.77	$1.43
(Loss) income from discontinued operations, net	(0.24)	0.13	(0.07)	(0.52)
Net (loss) income per Class A unit	$(0.16)	$0.35	$0.70	$0.91

(LOSS) INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.08	$0.22	$0.76	$1.42
(Loss) income from discontinued operations, net	(0.24)	0.13	(0.07)	(0.52)
Net (loss) income per Class A unit	$(0.16)	$0.35	$0.69	$0.90
____________________

(1)
The effect of dilutive securities for the three months ended September 30, 2017 and 2016 excludes an aggregate of 147 and 222 weighted average Class A unit equivalents, respectively, and 118 and 226 weighted average Class A unit equivalents for the nine months ended September 30, 2017 and 2016 respectively, as their effect was anti-dilutive.

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

Generally, our mortgage loans are non-recourse to us. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of September 30, 2017, the aggregate dollar amount of these guarantees and master leases is approximately $676,000,000.

As of September 30, 2017, $10,501,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

In September 2016, our 50.1% joint venture with Related was designated by ESD, an entity of New York State to redevelop the historic Farley Post Office Building (see page 24). The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bears a full guaranty from Skanska AB.

As of September 30, 2017, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $45,000,000.

As of September 30, 2017, we have construction commitments aggregating approximately $489,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Segment Information
As a result of the spin-off of our Washington, DC segment (see Note 7 - Dispositions), effective July 1, 2017, the Washington, DC segment has been reclassified to the Other segment. We have also reclassified the prior period segment financial results to conform to the current period presentation.

Below is a summary of net (loss) income and a reconciliation of net (loss) income to EBITDA(1) and NOI(1) by segment for the three months ended September 30, 2017.

(Amounts in thousands)	For the Three Months Ended September 30, 2017
	Total	New York		Other
Total revenues	$528,755	$453,609		$75,146
Total expenses	366,520	284,976		81,544
Operating income (loss)	162,235	168,633		(6,398)
(Loss) income from partially owned entities	(41,801)	1,411		(43,212)
Loss from real estate fund investments	(6,308)	—		(6,308)
Interest and other investment income, net	9,306	1,413		7,893
Interest and debt expense	(85,068)	(61,529)		(23,539)
Income (loss) before income taxes	38,364	109,928		(71,564)
Income tax expense	(1,188)	(1,087)		(101)
Income (loss) from continuing operations	37,176	108,841		(71,665)
Loss from discontinued operations	(47,930)	—		(47,930)
Net (loss) income	(10,754)	108,841		(119,595)
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(4,022)	(2,552)		(1,470)
Net (loss) income attributable to the Operating Partnership	(14,776)	106,289		(121,065)
Interest and debt expense(2)	113,438	84,907		28,531
Depreciation and amortization(2)	136,621	104,799		31,822
Income tax expense (2)	1,462	1,182		280
EBITDA(1)	236,745	297,177	(3)	(60,432)	(4)
Acquisition and transaction related costs, including $53,581 for the spin-off of JBGS	53,642	—		53,642
Impairment loss on investment in PREIT	44,465	—		44,465
General and administrative expenses less $1,975 mark-to-market of our deferred compensation plan	35,495	9,479		26,016
Non-cash adjustments for straight-line rental income and expense and amortization of acquired below and above market leases, net(2)	(23,304)	(21,435)		(1,869)
Our share of net realized/unrealized losses from our real estate fund investments	10,394	—		10,394
Net gain resulting from UE operating partnership unit issuances	(5,200)	—		(5,200)
Real estate impairment losses(2)	4,354	—		4,354
Net gains on sale of real estate and other(2)	(1,547)	—		(1,547)
Our share of Alexander's EBITDA (excluding management, leasing and development fees)	(12,207)	(12,207)		—
Dividends received from Alexander's	7,030	7,030		—
Our share of PREIT EBITDA	(3,731)	—		(3,731)
Distributions received from PREIT	1,361	—		1,361
Our share of UE EBITDA (excluding management fees)	(2,513)	—		(2,513)
Distributions received from UE	1,257	—		1,257
NOI(1)	$346,241	$280,044	(3)	$66,197	(4)
____________________
See notes on pages 46 through 48.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Segment Information - continued
Below is a summary of net income and a reconciliation of net income to EBITDA(1) and NOI(1) by segment for the three months ended September 30, 2016.

(Amounts in thousands)	For the Three Months Ended September 30, 2016
	Total	New York		Other
Total revenues	$502,753	$432,869		$69,884
Total expenses	354,292	280,689		73,603
Operating income (loss)	148,461	152,180		(3,719)
Income (loss) from partially owned entities	3,811	(579)		4,390
Income from real estate fund investments	1,077	—		1,077
Interest and other investment income, net	6,459	1,355		5,104
Interest and debt expense	(79,721)	(51,212)		(28,509)
Income (loss) before income taxes	80,087	101,744		(21,657)
Income tax expense	(4,563)	(2,356)		(2,207)
Income (loss) from continuing operations	75,524	99,388		(23,864)
Income from discontinued operations	25,080	—		25,080
Net income	100,604	99,388		1,216
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(3,658)	(2,985)		(673)
Net income attributable to the Operating Partnership	96,946	96,403		543
Interest and debt expense(2)	122,979	66,314		56,665
Depreciation and amortization(2)	172,980	111,731		61,249
Income tax expense(2)	5,102	2,445		2,657
EBITDA(1)	398,007	276,893	(3)	121,114	(4)
Non-cash adjustments for straight-line rental income and expense and amortization of acquired below and above market leases, net(2)	(46,500)	(35,199)		(11,301)
General and administrative expenses less $204 mark-to-market of our deferred compensation plan	40,238	9,783		30,455
Net gains on sale of real estate and other(2)	(5,386)	—		(5,386)
Acquisition and transaction related costs, including $2,739 for the spin-off of JBGS	3,808	—		3,808
Real estate impairment losses(2)	1,599	—		1,599
Our share of net realized/unrealized losses from our real estate fund investments	99	—		99
Our share of Alexander's EBITDA (excluding management, leasing and development fees)	(11,506)	(11,506)		—
Dividends received from Alexander's	6,617	6,617		—
Our share of PREIT EBITDA	(3,070)	—		(3,070)
Distributions received from PREIT	1,342	—		1,342
Our share of UE EBITDA (excluding management fees)	(2,514)	—		(2,514)
Distributions received from UE	1,143	—		1,143
NOI(1)	$383,877	$246,588	(3)	$137,289	(4)
____________________
See notes on pages 46 through 48.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Segment Information - continued
Below is a summary of net income (loss) and a reconciliation of net income (loss) to EBITDA(1) and NOI(1) by segment for the nine months ended September 30, 2017.

(Amounts in thousands)	For the Nine Months Ended September 30, 2017
	Total	New York		Other
Total revenues	$1,547,900	$1,316,710		$231,190
Total expenses	1,100,042	845,632		254,410
Operating income (loss)	447,858	471,078		(23,220)
Income (loss) from partially owned entities	5,578	(954)		6,532
Loss from real estate fund investments	(1,649)	—		(1,649)
Interest and other investment income, net	27,800	4,384		23,416
Interest and debt expense	(252,581)	(179,851)		(72,730)
Net gain on disposition of wholly owned and partially owned assets	501	—		501
Income (loss) before income taxes	227,507	294,657		(67,150)
Income tax expense	(2,429)	(324)		(2,105)
Income (loss) from continuing operations	225,078	294,333		(69,255)
Loss from discontinued operations	(14,501)	—		(14,501)
Net income (loss)	210,577	294,333		(83,756)
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(18,436)	(8,041)		(10,395)
Net income (loss) attributable to the Operating Partnership	192,141	286,292		(94,151)
Interest and debt expense(2)	348,350	239,032		109,318
Depreciation and amortization(2)	476,406	328,058		148,348
Income tax expense(2)	4,180	540		3,640
EBITDA(1)	1,021,077	853,922	(3)	167,155	(4)
General and administrative expenses less $5,233 mark-to-market of our deferred compensation plan	131,365	31,630		99,735
Non-cash adjustments for straight-line rental income and expense and amortization of acquired below and above market leases, net(2)	(73,125)	(58,797)		(14,328)
Acquisition and transaction related costs, including $67,045 for the spin-off of JBGS	68,118	—		68,118
Impairment loss on investment in PREIT	44,465	—		44,465
Net gains on sale of real estate and other(2)	(21,507)	—		(21,507)
Net gains resulting from UE operating partnership unit issuances	(21,100)	—		(21,100)
Our share of net realized/unrealized losses from our real estate fund investments	18,802	—		18,802
Net gain on repayment of our Suffolk Downs JV debt investments	(11,373)	—		(11,373)
Real estate impairment losses(2)	7,572	—		7,572
Our share of Alexander's EBITDA (excluding management, leasing and development fees)	(35,511)	(35,511)		—
Dividends received from Alexander's	21,090	21,090		—
Our share of PREIT EBITDA	(15,439)	—		(15,439)
Distributions received from PREIT	3,929	—		3,929
Our share of UE EBITDA (excluding management fees)	(9,694)	—		(9,694)
Distributions received from UE	3,773	—		3,773
NOI(1)	$1,132,442	$812,334	(3)	$320,108	(4)
____________________
See notes on pages 46 through 48.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Segment Information - continued
Below is a summary of net income (loss) and a reconciliation of net income (loss) to EBITDA(1) and NOI(1) by segment for the nine months ended September 30, 2016.

(Amounts in thousands)	For the Nine Months Ended September 30, 2016
	Total	New York		Other
Total revenues	$1,489,768	$1,269,464		$220,304
Total expenses	1,062,219	818,419		243,800
Operating income (loss)	427,549	451,045		(23,496)
Income (loss) from partially owned entities	3,892	(5,143)		9,035
Income from real estate fund investments	28,750	—		28,750
Interest and other investment income, net	20,121	3,684		16,437
Interest and debt expense	(250,034)	(162,193)		(87,841)
Net gains on disposition of wholly owned and partially owned assets	160,225	159,511		714
Income (loss) before income taxes	390,503	446,904		(56,401)
Income tax expense	(8,921)	(4,131)		(4,790)
Income (loss) from continuing operations	381,582	442,773		(61,191)
Loss from discontinued operations	(104,204)	—		(104,204)
Net income (loss)	277,378	442,773		(165,395)
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(26,361)	(9,811)		(16,550)
Net income (loss) attributable to the Operating Partnership	251,017	432,962		(181,945)
Interest and debt expense(2)	376,898	208,683		168,215
Depreciation and amortization(2)	521,143	331,448		189,695
Income tax expense(2)	13,067	4,424		8,643
EBITDA(1)	1,162,125	977,517	(3)	184,608	(4)
Net gains on sale of real estate and other(2)	(168,140)	(159,511)		(8,629)
Real estate impairment losses(2)	166,701	—		166,701
Non-cash adjustments for straight-line rental income and expense and amortization of acquired below and above market leases, net(2)	(152,023)	(114,217)		(37,806)
General and administrative expenses less $2,625 mark-to-market of our deferred compensation plan	132,085	27,557		104,528
Acquisition and transaction related costs, including $4,597 for the spin-off of JBGS	11,319	—		11,319
Our share of net realized/unrealized gains from our real estate fund investments	(8,741)	—		(8,741)
Our share of Alexander's EBITDA (excluding management, leasing and development fees)	(34,880)	(34,880)		—
Dividends received from Alexander's	19,849	19,849		—
Our share of PREIT EBITDA	(8,537)	—		(8,537)
Distributions received from PREIT	3,906	—		3,906
Our share of UE EBITDA (excluding management fees)	(7,539)	—		(7,539)
Distributions received from UE	3,430	—		3,430
NOI(1)	$1,119,555	$716,315	(3)	$403,240	(4)
____________________
See notes on the following pages.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Segment Information - continued
Notes to preceding tabular information:

(1)
EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization."  NOI represents "Net Operating Income" on a cash basis. We calculate EBITDA and NOI on an Operating Partnership basis which is before allocation to the noncontrolling interest of the Operating Partnership.  We consider EBITDA the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. We also consider NOI a key non-GAAP financial measure. NOI is before general and administrative expenses, straight-line rental income and expense, amortization of acquired below and above market leases, net, acquisition and transaction related costs, our share of net realized and unrealized gains or losses from our real estate fund investments, impairment losses and gains on disposal of assets. As properties are bought and sold based on a multiple of NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to those of our peers. EBITDA and NOI should not be considered substitutes for net income. EBITDA and NOI may not be comparable to similarly titled measures employed by other companies.

Our 7.5% interest in Fashion Centre Mall/Washington Tower and our interest in Rosslyn Plaza (ranging from 43.7% to 50.4%) were not included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.  In addition, on January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)	Adjustments include our proportionate share of partially owned entities and give effect to noncontrolling interest's share of consolidated subsidiaries.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Segment Information - continued
Notes to preceding tabular information - continued:

(3)	The elements of "New York" EBITDA are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016		2017	2016
Office	$183,162	$164,150	(a)	$522,566	$484,735	(a)
Retail	90,316	91,061	(a)	269,762	272,083	(a)
Residential	5,981	6,214		18,450	18,901
Alexander's	12,207	11,506		35,511	34,880
Hotel Pennsylvania	5,511	3,962		7,633	4,287
Total New York EBITDA, as adjusted	297,177	276,893		853,922	814,886
Certain items that impact EBITDA:
Net gain on sale of 47% ownership interest in 7 West 34th Street	—	—		—	159,511
EBITDA from sold properties	—	—		—	3,120
Total of certain items that impact EBITDA	—	—		—	162,631
Total New York EBITDA	$297,177	$276,893		$853,922	$977,517

The elements of "New York" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016		2017	2016
Office	$179,505	$157,643	(a)	$523,531	$459,509	(a)
Retail	81,839	72,178	(a)	241,667	211,611	(a)
Residential	5,418	5,525		16,300	16,724
Alexander's	7,030	6,617		21,090	19,849
Hotel Pennsylvania	6,252	4,625		9,746	6,390
Total New York NOI, as adjusted	280,044	246,588		812,334	714,083
NOI from sold properties	—	—		—	2,232
Total New York NOI	$280,044	$246,588		$812,334	$716,315
_____________________

(a)
Beginning in January 2017 for office buildings with retail at the base, we have adjusted the allocation of real estate taxes between the retail and office elements above. This has no effect on our consolidated financial statements but resulted in a reallocation of $4,213 and $12,058 of income from retail to office for the three and nine months ended September 30, 2016, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Segment Information - continued
Notes to preceding tabular information - continued:

(4)	The elements of "Other" EBITDA are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
theMART (including trade shows)	$24,165	$21,696	$72,471	$70,689
555 California Street	11,643	11,405	35,870	35,137
Other investments	11,379	20,388	36,318	57,092
Corporate general and administrative expenses(a)	(22,730)	(21,519)	(78,952)	(76,364)
Investment income and other, net(a)	5,910	6,871	24,079	19,317
Other EBITDA, as adjusted	30,367	38,841	89,786	105,871
Certain items that impact EBITDA:
JBGS which is treated as a discontinued operation:
Transaction costs	(53,581)	(2,739)	(67,045)	(4,597)
Operating results through July 17, 2017 spin-off	13,038	75,307	153,449	214,604
	(40,543)	72,568	86,404	210,007
Impairment loss on investment in PREIT	(44,465)	—	(44,465)	—
(Loss) income from real estate fund investments, net	(7,794)	807	(11,333)	13,662
Net gain resulting from UE operating partnership unit issuances	5,200	—	21,100	—
Our share of net gain on sale of Suffolk Downs	—	—	15,314	—
Net gain on repayment of Suffolk Downs JV debt investments	—	—	11,373	—
Skyline properties impairment loss	—	—	—	(160,700)
Other	(3,197)	8,898	(1,024)	15,768
Total of certain items that impact EBITDA	(90,799)	82,273	77,369	78,737
Other EBITDA	$(60,432)	$121,114	$167,155	$184,608

The elements of "Other" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
theMART (including trade shows)	$25,422	$21,758	$74,859	$70,914
555 California Street	11,013	9,899	33,647	24,010
Other investments	7,589	21,381	15,138	44,482
Investment income and other, net(a)	5,910	6,871	24,079	19,317
Other NOI, as adjusted	49,934	59,909	147,723	158,723
Certain items that impact NOI:
JBGS operating results through July 17, 2017 spin-off	12,971	72,919	160,634	233,310
Our share of real estate fund investments	2,600	2,555	7,469	6,313
Other	692	1,906	4,282	4,894
Total of certain items that impact NOI	16,263	77,380	172,385	244,517
Other NOI	$66,197	$137,289	$320,108	$403,240
_____________________

(a)
The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $1,975 and $204 of income for the three months ended September 30, 2017 and 2016, respectively, and $5,233 and $2,625 of income for the nine months ended September 30, 2017 and 2016, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Subsequent Event

On October 17, 2017, we extended one of our two $1.25 billion unsecured revolving credit facilities from November 2019 to January 2022 with two six-month extension options. The interest rate on the extended facility was lowered from LIBOR plus 1.05% to LIBOR plus 1.00%. The facility fee remains at 20 basis points. The interest rate and facility fees are the same as our other $1.25 billion unsecured revolving credit facility, which matures in February 2021 with two six-month extension options.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust (the “Company”) as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and changes in equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty Trust as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended prior to the reclassification for the discontinued operations described in Note 7 to the accompanying financial statements (not presented herein); and in our report dated February 13, 2017, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 7 that were applied to reclassify the December 31, 2016 consolidated balance sheet of Vornado Realty Trust (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2016.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
October 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and consolidated subsidiaries (the “Partnership”) as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and changes in equity, and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Realty L.P. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended prior to the reclassification for the discontinued operations described in Note 7 to the accompanying financial statements (not presented herein); and in our report dated February 13, 2017, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 7 that were applied to reclassify the December 31, 2016 consolidated balance sheet of Vornado Realty L.P. and subsidiaries (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted consolidated balance sheet as of December 31, 2016.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
October 30, 2017

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2017.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in, the Operating Partnership as of September 30, 2017.  All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

On July 17, 2017, we completed the spin-off of our Washington, DC segment comprised of (i) 37 office properties totaling over 11.1 million square feet, five multifamily properties with 3,133 units and five other assets totaling approximately 406,000 square feet and (ii) 18 future development assets totaling over 10.4 million square feet of estimated potential development density, and (iii) $412.5 million of cash ($275.0 million plus The Bartlett financing proceeds less transaction costs and other mortgage items) to JBG SMITH Properties (“JBGS”). On July 18, 2017, JBGS was combined with the management business and certain Washington, DC assets of The JBG Companies (“JBG”), a Washington, DC real estate company. Steven Roth, the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, is the Chairman of the Board of Trustees of JBGS. Mitchell Schear, former President of our Washington, DC business, is a member of the Board of Trustees of JBGS. We are providing transition services to JBGS initially including information technology, financial reporting and payroll services. The spin-off was effected through a tax-free distribution by Vornado to the holders of Vornado common shares of all of the common shares of JBGS at the rate of one JBGS common share for every two common shares of Vornado and the distribution by the Operating Partnership to the holders of its common units of all of the outstanding common units of JBG SMITH Properties LP (“JBGSLP”) at the rate of one JBGSLP common unit for every two common units of VRLP held of record. See JBGS’ Amendment No. 3 on Form 10 (File No. 1-37994) filed with the Securities and Exchange Commission on June 9, 2017 for additional information. Beginning in the third quarter of 2017, the historical financial results of our Washington, DC segment are reflected in our consolidated financial statements as discontinued operations for all periods presented.

Business Objective and Operating Strategy
Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended September 30, 2017:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	2.3%	(0.7)%	0.9%
Nine-month	(6.7)%	1.9%	3.6%
One-year	(3.1)%	2.5%	0.5%
Three-year	14.0%	30.3%	31.9%
Five-year	52.0%	53.7%	58.0%
Ten-year	38.9%	47.0%	75.6%
____________________

(1)	Past performance is not necessarily indicative of future performance.

Overview - continued

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•	maintaining a superior team of operating and investment professionals and an entrepreneurial spirit

•	investing in properties in select markets, such as New York City, where we believe there is a high likelihood of capital appreciation

•	acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents

•	investing in retail properties in select under-stored locations such as the New York City metropolitan area

•	developing and redeveloping existing properties to increase returns and maximize value

•	investing in operating companies that have a significant real estate component

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

Vornado Realty Trust

Quarter Ended September 30, 2017 Financial Results Summary

Net loss attributable to common shareholders for the quarter ended September 30, 2017 was $29,026,000, or $0.15 per diluted share, compared to net income attributable to common shareholders of $66,125,000, or $0.35 per diluted share, for the prior year’s quarter.  The quarters ended September 30, 2017 and 2016 include certain items that impact net (loss) income attributable to common shareholders, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders for the quarter ended September 30, 2017 by $97,255,000, or $0.51 per diluted share, and increased net income attributable to common shareholders for the quarter ended September 30, 2016 by $18,115,000, or $0.10 per diluted share.

Funds From Operations attributable to common shareholders plus assumed conversions (“FFO”) for the quarter ended September 30, 2017 was $100,178,000, or $0.52 per diluted share, compared to $225,529,000, or $1.19 per diluted share, for the prior year’s quarter.  FFO for the quarters ended September 30, 2017 and 2016 include certain items that impact FFO, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO for the quarter ended September 30, 2017 by $88,811,000, or $0.47 per diluted share, and increased FFO for the quarter ended September 30, 2016 by $49,310,000, or $0.26 per diluted share.

Nine Months Ended September 30, 2017 Financial Results Summary

Net income attributable to common shareholders for the nine months ended September 30, 2017 was $134,698,000, or $0.71 per diluted share, compared to $172,425,000, or $0.91 per diluted share, for the nine months ended September 30, 2016. The nine months ended September 30, 2017 and 2016 include certain items that impact net income attributable to common shareholders, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the nine months ended September 30, 2017 by $30,740,000, or $0.16 per diluted share, and increased net income attributable to common shareholders for the nine months ended September 30, 2016 by $53,053,000, or $0.28 per diluted share.

FFO for the nine months ended September 30, 2017 was $564,431,000, or $2.95 per diluted share, compared to $658,880,000, or $3.47 per diluted share, for the nine months ended September 30, 2016.  FFO for the nine months ended September 30, 2017 and 2016 include certain items that impact FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO for the nine months ended September 30, 2017 and 2016 by $27,086,000, or $0.14 per diluted share, and $159,791,000, or $0.84 per diluted share, respectively.

Overview - continued

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Certain items that impact net (loss) income attributable to common shareholders:
JBG SMITH Properties which is treated as a discontinued operation:
Transaction costs	$(53,581)	$(2,739)	$(67,045)	$(4,597)
Operating results through July 17, 2017 spin-off	3,950	29,489	47,752	66,714
	(49,631)	26,750	(19,293)	62,117

Impairment loss on investment in Pennsylvania REIT	(44,465)	—	(44,465)	—
(Loss) income from real estate fund investments, net	(7,794)	807	(11,333)	13,662
Net gain resulting from Urban Edge Properties operating partnership unit issuances	5,200	—	21,100	—
Our share of write-off of deferred financing costs	(3,819)	—	(3,819)	—
Preferred share issuance costs (Series J redemption)	—	(7,408)	—	(7,408)
Our share of net gain on sale of Suffolk Downs	—	—	15,314	—
Net gain on repayment of Suffolk Downs JV debt investments	—	—	11,373	—
Skyline properties impairment loss	—	—	—	(160,700)
Net gain on sale of 47% ownership interest in 7 West 34th Street	—	—	—	159,511
Other	(3,197)	(851)	(1,024)	(10,699)
	(103,706)	19,298	(32,147)	56,483
Noncontrolling interests' share of above adjustments	6,451	(1,183)	1,407	(3,430)
Total of certain items that impact net (loss) income attributable to common shareholders, net	$(97,255)	$18,115	$(30,740)	$53,053

Certain items that impact FFO:
JBG SMITH Properties which is treated as a discontinued operation:
Transaction costs	$(53,581)	$(2,739)	$(67,045)	$(4,597)
Operating results through July 17, 2017 spin-off	10,148	61,699	122,201	169,141
	(43,433)	58,960	55,156	164,544

Impairment loss on investment in Pennsylvania REIT	(44,465)	—	(44,465)	—
(Loss) income from real estate fund investments, net	(7,794)	807	(11,333)	13,662
Net gain resulting from Urban Edge Properties operating partnership unit issuances	5,200	—	21,100	—
Our share of write-off of deferred financing costs	(3,819)	—	(3,819)	—
Preferred share issuance costs (Series J redemption)	—	(7,408)	—	(7,408)
Net gain on repayment of our Suffolk Downs JV debt investments	—	—	11,373	—
Other	(390)	171	856	(130)
	(94,701)	52,530	28,868	170,668
Noncontrolling interests' share of above adjustments	5,890	(3,220)	(1,782)	(10,877)
Total of certain items that impact FFO, net	$(88,811)	$49,310	$27,086	$159,791

Overview - continued

Vornado Realty L.P.

Quarter Ended September 30, 2017 Financial Results Summary

Net loss attributable to Class A unitholders for the quarter ended September 30, 2017 was $30,952,000, or $0.16 per diluted Class A unit, compared to net income attributable to Class A unitholders of $70,442,000, or $0.35 per diluted Class A unit, for the prior year’s quarter.  The quarters ended September 30, 2017 and 2016 include certain items that impact net (loss) income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items increased net loss attributable to Class A unitholders for the quarter ended September 30, 2017 by $103,706,000, or $0.51 per diluted Class A unit, and increased net income attributable to Class A unitholders for the quarter ended September 30, 2016 by $19,298,000, or $0.10 per diluted Class A unit.

Nine Months Ended September 30, 2017 Financial Results Summary

Net income attributable to Class A unitholders for the nine months ended September 30, 2017 was $143,610,000, or $0.69 per diluted Class A unit, compared to $183,689,000, or $0.90 per diluted Class A unit, for the nine months ended September 30, 2016.  The nine months ended September 30, 2017 and 2016 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items decreased net income attributable to Class A unitholders for the nine months ended September 30, 2017 by $32,147,000, or $0.16 per diluted Class A unit, and increased net income attributable to Class A unitholders for the nine months ended September 30, 2016 by $56,483,000, or $0.28 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Certain items that impact net (loss) income attributable to Class A unitholders:
JBG SMITH Properties which is treated as a discontinued operation:
Transaction costs	$(53,581)	$(2,739)	$(67,045)	$(4,597)
Operating results through July 17, 2017 spin-off	3,950	29,489	47,752	66,714
	(49,631)	26,750	(19,293)	62,117

Impairment loss on investment in Pennsylvania REIT	(44,465)	—	(44,465)	—
(Loss) income from real estate fund investments, net	(7,794)	807	(11,333)	13,662
Net gain resulting from Urban Edge Properties operating partnership unit issuances	5,200	—	21,100	—
Our share of write-off of deferred financing costs	(3,819)	—	(3,819)	—
Preferred unit issuance costs (Series J redemption)	—	(7,408)	—	(7,408)
Our share of net gain on sale of Suffolk Downs	—	—	15,314	—
Net gain on repayment of Suffolk Downs JV debt investments	—	—	11,373	—
Skyline properties impairment loss	—	—	—	(160,700)
Net gain on sale of 47% ownership interest in 7 West 34th Street	—	—	—	159,511
Other	(3,197)	(851)	(1,024)	(10,699)
Total of certain items that impact net (loss) income attributable to Class A unitholders	$(103,706)	$19,298	$(32,147)	$56,483

Overview - continued

Vornado Realty Trust and Vornado Realty L.P.

Same Store EBITDA and Same Store NOI

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and same store Net Operating Income (“NOI”) on a cash basis of our New York segment and theMART and 555 California Street, which are included in Other, are summarized below.

	New York		theMART		555 California Street
Same store EBITDA % increase (decrease) :
Three months ended September 30, 2017 compared to September 30, 2016	5.0%	(1)	11.3%		1.7%
Nine months ended September 30, 2017 compared to September 30, 2016	2.7%	(1)	3.4%	(2)	(0.2)%
Three months ended September 30, 2017 compared to June 30, 2017	4.8%	(1)	(1.1)%		(4.1)%
Same store NOI % increase (decrease):
Three months ended September 30, 2017 compared to September 30, 2016	13.8%	(1)	17.0%		13.2%
Nine months ended September 30, 2017 compared to September 30, 2016	13.2%	(1)	5.8%	(2)	37.9%
Three months ended September 30, 2017 compared to June 30, 2017	3.9%	(1)	1.6%		(2.2)%

____________________

		EBITDA	NOI
(1)	Excluding Hotel Pennsylvania - same store % increase:
	Three months ended September 30, 2017 compared to September 30, 2016	4.5%	13.4%
	Nine months ended September 30, 2017 compared to September 30, 2016	2.3%	12.8%
	Three months ended September 30, 2017 compared to June 30, 2017	5.3%	4.4%

(2)	The nine months ended September 30, 2017 includes a $2,000,000 reversal of an expense accrued in 2015. Excluding this amount, same store EBITDA increased by 6.2% and same store NOI increased by 8.9%.

Calculations of same store EBITDA, same store NOI, reconciliations of our net income to EBITDA and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Financings

On June 1, 2017, Alexander’s, Inc. (NYSE: ALX), in which we have a 32.4% ownership interest, completed a $500,000,000 refinancing of the office portion of 731 Lexington Avenue. The interest-only loan is at LIBOR plus 0.90% (2.14% at September 30, 2017) and matures in June 2020 with four one-year extension options. In connection therewith, Alexander’s purchased an interest rate cap with a notional amount of $500,000,000 that caps LIBOR at a rate of 6.00%. The property was previously encumbered by a $300,000,000 interest-only mortgage at LIBOR plus 0.95% which was scheduled to mature in March 2021.

On June 15, 2017, the joint venture, in which we have a 50.1% interest, completed a $271,000,000 loan facility, with an initial advance of $202,299,000 for the Moynihan Office Building. The interest-only loan is at LIBOR plus a 3.25% (4.48% at September 30, 2017) and matures in June 2019 with two one-year extension options.

On June 20, 2017, we completed a $220,000,000 financing of The Bartlett residential building. The five-year interest-only loan is at LIBOR plus 1.70% (2.90% at September 30, 2017), and matures in June 2022. On July 17, 2017, the property, the loan and the $217,000,000 of net proceeds were transferred to JBGS in connection with the tax-free spin-off of our Washington, DC segment.

On July 17, 2017, prior to completion of the tax-free spin-off of our Washington, DC segment, we repaid the $43,581,000 LIBOR plus 1.25% mortgage encumbering 1700 and 1730 M Street which was scheduled to mature in August 2017. The unencumbered property was then transferred to JBGS in connection with the tax-free spin-off of our Washington, DC segment.

On July 19, 2017, the joint venture, in which we have a 25.0% interest, completed a $500,000,000 refinancing of 330 Madison Avenue, an 845,000 square foot Manhattan office building. The seven-year interest-only loan matures in August 2024 and has a fixed rate of 3.43%. Our share of net proceeds, after repayment of the existing $150,000,000 LIBOR plus 1.30% mortgage and closing costs, was approximately $85,000,000.

On August 23, 2017, the joint venture, in which we have a 50.0% interest, completed a $1.2 billion refinancing of 280 Park Avenue, a 1,250,000 square foot Manhattan office building. The loan is interest-only at LIBOR plus 1.73% (2.97% at September 30, 2017) and matures in September 2019 with five one-year extension options. Our share of net proceeds, after repayment of the existing $900,000,000 LIBOR plus 2.00% mortgage and closing costs, was approximately $140,000,000.

On October 17, 2017, we extended one of our two $1.25 billion unsecured revolving credit facilities from November 2019 to January 2022 with two six-month extension options. The interest rate on the extended facility was lowered from LIBOR plus 1.05% to LIBOR plus 1.00%. The facility fee remains at 20 basis points. The interest rate and facility fees are the same as our other $1.25 billion unsecured revolving credit facility, which matures in February 2021 with two six-month extension options.

Other Activities

On May 9, 2017, a $150,000,000 mezzanine loan owned by a joint venture in which we have a 33.3% ownership interest was repaid at its maturity and we received our $50,000,000 share. The mezzanine loan earned interest at LIBOR plus 9.42%.

On May 26, 2017, Sterling Suffolk Racecourse, LLC ("Suffolk Downs JV"), a joint venture in which we have a 21.2% equity interest, sold the property comprising the Suffolk Downs racetrack in East Boston, Massachusetts (“Suffolk Downs”) for $155,000,000, which resulted in net proceeds and a net gain to us of $15,314,000.  In addition, we were repaid $29,318,000 of principal and $6,129,000 of accrued interest on our debt investments in Suffolk Downs JV, resulting in a net gain of $11,373,000.

On September 29, 2017, Vornado Capital Partners Real Estate Fund (the "Fund") completed the sale of 800 Corporate Pointe in Culver City, CA for $148,000,000. From the inception of this investment through its disposition, the Fund realized a $35,620,000 net gain.

Overview - continued

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update ("ASU 2014-09") establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We will adopt this standard effective January 1, 2018, with the exception of the components of revenue from leases, which has been deferred until the adoption of the update ASU 2016-02 to ASC Topic 842, Leases, on January 1, 2019. We will utilize the modified retrospective method when adopting ASU 2014-09, which requires a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have analyzed our revenue streams and identified the areas that we expect to be impacted by the adoption of this standard. We expect this standard will have an impact on the classification of reimbursements of real estate taxes and insurance expenses and certain non-lease components of revenue (e.g., reimbursements of common area maintenance expenses) from leases with no material impact on "total revenues", for new leases executed on or after January 1, 2019. We are in the process of completing the evaluation of the overall impact of this standard on our consolidated financial statements, including required informational disclosures for our revenue streams beginning with the first reporting period after adoption.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We will adopt this standard effective January 1, 2018. While the adoption of this standard requires us to continue to measure “marketable securities” at fair value at each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive income (loss).”

In February 2016, the FASB issued an update ASU 2016-02 establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments upon adoption of this standard. We also expect that this standard will require us to allocate total consideration from leases between lease and non-lease components based on the estimated stand-alone selling prices of the components. The lease components (e.g., base rent) will continue to be recognized on a straight-line basis over the term of the lease and certain non-lease components (e.g., reimbursements of common area maintenance expenses) will be accounted for under the new revenue recognition guidance of ASU 2014-09. As a result, we expect that this standard will have an impact on the classification of reimbursements of real estate taxes, insurance expenses and common area maintenance expenses on our consolidated statements of income, with no impact on "total revenue", for new leases executed on or after January 1, 2019. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we may no longer be able to capitalize internal leasing costs and instead may be required to expense these costs as incurred. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this standard effective January 1, 2019 using the modified retrospective approach and will elect to use the practical expedients provided by this standard.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation - Stock Compensation (“ASC 718”).  ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The adoption of this update as of January 1, 2017 did not have a material impact on our consolidated financial statements.

Overview - continued

Recently Issued Accounting Literature - continued

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-15 effective January 1, 2017, with retrospective application to our consolidated statements of cash flows. The adoption of ASU 2016-15 impacted our classification of distributions received from equity method investees. We selected the nature of earnings approach for classifying distributions. Under this approach, the distributions from equity method investees are classified on the basis of the nature of the activity of the investee that generated the distribution. The retrospective application of ASU 2016-15 resulted in the reclassification of certain distributions of income from partially owned entities to distributions of capital from partially owned entities, which reduced net cash provided by operating activities and net cash used in investing activities by $1,839,000 for the nine months ended September 30, 2016.

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

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition, as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard on January 1, 2018 is not expected to have an impact on our consolidated financial statements.

In May 2017, the FASB issued an update (“ASU 2017-09”) Scope of Modification Accounting to ASC 718. ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this standard on January 1, 2018 is not expected to have an impact on our consolidated financial statements.

In August 2017, the FASB issued an update (“ASU 2017-12”) Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2017-12 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

(Square feet in thousands)	New York
	Office	Retail		theMART	555 California Street
Three Months Ended September 30, 2017
Total square feet leased	452	51		36	61
Our share of square feet leased:	405	38		36	43
Initial rent(1)	$83.09	$346.34		$54.11	$71.77
Weighted average lease term (years)	9.9	6.1		5.4	7.8
Second generation relet space:
Square feet	322	22		22	—
GAAP basis:
Straight-line rent(2)	$81.46	$89.13		$62.79	$—
Prior straight-line rent	$72.79	$112.10		$46.03	$—
Percentage increase (decrease)	11.9%	(20.5)%	(3)	36.4%	—%
Cash basis:
Initial rent(1)	$83.64	$87.36		$61.02	$—
Prior escalated rent	$75.21	$85.19		$49.56	$—
Percentage increase	11.2%	2.5%		23.1%	—%
Tenant improvements and leasing commissions:
Per square foot	$84.69	$232.54		$30.18	$131.32
Per square foot per annum	$8.55	$38.12		$5.59	$16.83
Percentage of initial rent	10.2%	11.0%		10.3%	23.5%

Nine Months Ended September 30, 2017
Total square feet leased	1,548	87	227	132
Our share of square feet leased:	1,188	68	227	93
Initial rent(1)	$79.35	$278.05	$48.37	$79.98
Weighted average lease term (years)	8.4	6.0	6.9	9.4
Second generation relet space:
Square feet	813	44	207	46
GAAP basis:
Straight-line rent(2)	$73.89	$158.51	$48.53	$95.09
Prior straight-line rent	$64.62	$140.76	$37.45	$80.30
Percentage increase	14.3%	12.6%	29.6%	18.4%
Cash basis:
Initial rent(1)	$75.52	$150.88	$48.27	$86.49
Prior escalated rent	$68.23	$131.03	$39.83	$78.67
Percentage increase	10.7%	15.1%	21.2%	9.9%
Tenant improvements and leasing commissions:
Per square foot	$74.59	$156.88	$42.22	$111.81
Per square foot per annum	$8.88	$26.15	$6.12	$11.89
Percentage of initial rent	11.1%	9.4%	12.7%	14.9%
____________________

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

(3)
Attributable to a single lease for 20,800 square feet at share at 1290 Avenue of the Americas that was the subject of a FAS 141 below market lease upward adjustment when we acquired the property in 2007. Excluding the FAS 141 adjustment the GAAP basis increase in rent would have been 8.0%.

Overview - continued

Square Footage (in service) and Occupancy as of September 30, 2017

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	37	20,242	16,968	97.0%
Retail	72	2,709	2,473	95.7%
Residential - 1,696 units	11	1,568	835	94.4%
Alexander's, including 312 residential units	7	2,437	790	99.3%
Hotel Pennsylvania	1	1,400	1,400
		28,356	22,466	96.9%
Other:
theMART	3	3,689	3,680	98.7%
555 California Street	3	1,740	1,218	94.2%
Rosslyn Plaza Office and Residential - 197 units	6	690	313	65.9%
Other	4	1,836	877	99.8%
		7,955	6,088

Total square feet as of September 30, 2017		36,311	28,554

Square Footage (in service) and Occupancy as of December 31, 2016

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	20,227	16,962	96.3%
Retail	70	2,672	2,464	97.1%
Residential - 1,692 units	11	1,559	826	95.7%
Alexander's, including 312 residential units	7	2,437	790	99.8%
Hotel Pennsylvania	1	1,400	1,400
		28,295	22,442	96.5%
Other:
theMART	3	3,671	3,662	98.9%
555 California Street	3	1,738	1,217	92.4%
Rosslyn Plaza Office and Residential - 196 units	6	746	339	64.0%
Other	4	1,811	850	99.8%
		7,966	6,068

Total square feet as of December 31, 2016		36,261	28,510

Net Income, EBITDA and NOI by Segment for the Three Months Ended September 30, 2017 and 2016

As a result of the spin-off of our Washington, DC segment, effective July 1, 2017, the Washington, DC segment has been reclassified to the Other segment. We have also reclassified the prior period segment financial results to conform to the current period presentation.
Below is a summary of net income and a reconciliation of net income to EBITDA(1) and NOI(1) by segment for the three months ended September 30, 2017.

(Amounts in thousands)	For the Three Months Ended September 30, 2017
	Total	New York		Other
Total revenues	$528,755	$453,609		$75,146
Total expenses	366,520	284,976		81,544
Operating income (loss)	162,235	168,633		(6,398)
(Loss) income from partially owned entities	(41,801)	1,411		(43,212)
Loss from real estate fund investments	(6,308)	—		(6,308)
Interest and other investment income, net	9,306	1,413		7,893
Interest and debt expense	(85,068)	(61,529)		(23,539)
Income (loss) before income taxes	38,364	109,928		(71,564)
Income tax expense	(1,188)	(1,087)		(101)
Income (loss) from continuing operations	37,176	108,841		(71,665)
Loss from discontinued operations	(47,930)	—		(47,930)
Net (loss) income	(10,754)	108,841		(119,595)
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(4,022)	(2,552)		(1,470)
Net (loss) income attributable to the Operating Partnership	(14,776)	106,289		(121,065)
Interest and debt expense(2)	113,438	84,907		28,531
Depreciation and amortization(2)	136,621	104,799		31,822
Income tax expense (2)	1,462	1,182		280
EBITDA(1)	236,745	297,177	(3)	(60,432)	(4)
Acquisition and transaction related costs, including $53,581 for the spin-off of JBGS	53,642	—		53,642
Impairment loss on investment in PREIT	44,465	—		44,465
General and administrative expenses less $1,975 mark-to-market of our deferred compensation plan	35,495	9,479		26,016
Non-cash adjustments for straight-line rental income and expense and amortization of acquired below and above market leases, net(2)	(23,304)	(21,435)		(1,869)
Our share of net realized/unrealized losses from our real estate fund investments	10,394	—		10,394
Net gain resulting from UE operating partnership unit issuances	(5,200)	—		(5,200)
Real estate impairment losses(2)	4,354	—		4,354
Net gains on sale of real estate and other(2)	(1,547)	—		(1,547)
Our share of Alexander's EBITDA (excluding management, leasing and development fees)	(12,207)	(12,207)		—
Dividends received from Alexander's	7,030	7,030		—
Our share of PREIT EBITDA	(3,731)	—		(3,731)
Distributions received from PREIT	1,361	—		1,361
Our share of UE EBITDA (excluding management fees)	(2,513)	—		(2,513)
Distributions received from UE	1,257	—		1,257
NOI(1)	$346,241	$280,044	(3)	$66,197	(4)
____________________
See notes on pages 65 through 66.

Net Income, EBITDA and NOI by Segment for the Three Months Ended September 30, 2017 and 2016 - continued

Below is a summary of net income and a reconciliation of net income to EBITDA(1) and NOI(1) by segment for the three months ended September 30, 2016.

(Amounts in thousands)	For the Three Months Ended September 30, 2016
	Total	New York		Other
Total revenues	$502,753	$432,869		$69,884
Total expenses	354,292	280,689		73,603
Operating income (loss)	148,461	152,180		(3,719)
Income (loss) from partially owned entities	3,811	(579)		4,390
Income from real estate fund investments	1,077	—		1,077
Interest and other investment income, net	6,459	1,355		5,104
Interest and debt expense	(79,721)	(51,212)		(28,509)
Income (loss) before income taxes	80,087	101,744		(21,657)
Income tax expense	(4,563)	(2,356)		(2,207)
Income (loss) from continuing operations	75,524	99,388		(23,864)
Income from discontinued operations	25,080	—		25,080
Net income	100,604	99,388		1,216
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(3,658)	(2,985)		(673)
Net income attributable to the Operating Partnership	96,946	96,403		543
Interest and debt expense(2)	122,979	66,314		56,665
Depreciation and amortization(2)	172,980	111,731		61,249
Income tax expense(2)	5,102	2,445		2,657
EBITDA(1)	398,007	276,893	(3)	121,114	(4)
Non-cash adjustments for straight-line rental income and expense and amortization of acquired below and above market leases, net(2)	(46,500)	(35,199)		(11,301)
General and administrative expenses less $204 mark-to-market of our deferred compensation plan	40,238	9,783		30,455
Net gains on sale of real estate and other(2)	(5,386)	—		(5,386)
Acquisition and transaction related costs, including $2,739 for the spin-off of JBGS	3,808	—		3,808
Real estate impairment losses(2)	1,599	—		1,599
Our share of net realized/unrealized losses from our real estate fund investments	99	—		99
Our share of Alexander's EBITDA (excluding management, leasing and development fees)	(11,506)	(11,506)		—
Dividends received from Alexander's	6,617	6,617		—
Our share of PREIT EBITDA	(3,070)	—		(3,070)
Distributions received from PREIT	1,342	—		1,342
Our share of UE EBITDA (excluding management fees)	(2,514)	—		(2,514)
Distributions received from UE	1,143	—		1,143
NOI(1)	$383,877	$246,588	(3)	$137,289	(4)
____________________
See notes on the following pages.

Net Income, EBITDA and NOI by Segment for the Three Months Ended September 30, 2017 and 2016 - continued

Notes to preceding tabular information:

(1)
EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization."  NOI represents "Net Operating Income" on a cash basis. We calculate EBITDA and NOI on an Operating Partnership basis which is before allocation to the noncontrolling interest of the Operating Partnership.  We consider EBITDA the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. We also consider NOI a key non-GAAP financial measure. NOI is before general and administrative expenses, straight-line rental income and expense, amortization of acquired below and above market leases, net, acquisition and transaction related costs, our share of net realized and unrealized gains or losses from our real estate fund investments, impairment losses and gains on disposal of assets. As properties are bought and sold based on a multiple of NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to those of our peers. EBITDA and NOI should not be considered substitutes for net income. EBITDA and NOI may not be comparable to similarly titled measures employed by other companies.

Our 7.5% interest in Fashion Centre Mall/Washington Tower and our interest in Rosslyn Plaza (ranging from 43.7% to 50.4%) were not included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.  In addition, on January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)	Adjustments include our proportionate share of partially owned entities and give effect to noncontrolling interest's share of consolidated subsidiaries.

(3)	The elements of "New York" EBITDA are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2017	2016
Office	$183,162	$164,150	(a)
Retail	90,316	91,061	(a)
Residential	5,981	6,214
Alexander's	12,207	11,506
Hotel Pennsylvania	5,511	3,962
Total New York EBITDA	$297,177	$276,893

The elements of "New York" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2017	2016
Office	$179,505	$157,643	(a)
Retail	81,839	72,178	(a)
Residential	5,418	5,525
Alexander's	7,030	6,617
Hotel Pennsylvania	6,252	4,625
Total New York NOI, as adjusted	$280,044	$246,588
_____________________

(a)
Beginning in January 2017 for office buildings with retail at the base, we have adjusted the allocation of real estate taxes between the retail and office elements above. This has no effect on our consolidated financial statements but resulted in a reallocation of $4,213 of income from retail to office for the three months ended September 30, 2016.

Net Income, EBITDA and NOI by Segment for the Three Months Ended September 30, 2017 and 2016 - continued

Notes to preceding tabular information - continued:

(4)	The elements of "Other" EBITDA are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2017	2016
theMART (including trade shows)	$24,165	$21,696
555 California Street	11,643	11,405
Other investments	11,379	20,388
Corporate general and administrative expenses(a)	(22,730)	(21,519)
Investment income and other, net(a)	5,910	6,871
Other EBITDA, as adjusted	30,367	38,841
Certain items that impact EBITDA:
JBG SMITH Properties which is treated as a discontinued operation:
Transaction costs	(53,581)	(2,739)
Operating results through July 17, 2017 spin-off	13,038	75,307
	(40,543)	72,568
Impairment loss on investment in Pennsylvania REIT	(44,465)	—
(Loss) income from real estate fund investments, net	(7,794)	807
Net gain resulting from UE Properties operating partnership unit issuances	5,200	—
Other	(3,197)	8,898
Total of certain items that impact EBITDA	(90,799)	82,273
Other EBITDA	$(60,432)	$121,114

The elements of "Other" NOI are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2017	2016
theMART (including trade shows)	$25,422	$21,758
555 California Street	11,013	9,899
Other investments	7,589	21,381
Investment income and other, net(a)	5,910	6,871
Other NOI, as adjusted	49,934	59,909
Certain items that impact NOI:
JBG SMITH Properties operating results through July 17, 2017 spin-off	12,971	72,919
Our share of real estate fund investments	2,600	2,555
Other	692	1,906
Total of certain items that impact NOI	16,263	77,380
Other NOI	$66,197	$137,289
__________________________________________________________

(a)
The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $1,975 and $204 of income for the three months ended September 30, 2017 and 2016, respectively.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Three Months Ended September 30,
	2017	2016
Region:
New York City metropolitan area	89%	89%
Chicago, IL	7%	7%
San Francisco, CA	4%	4%
	100%	100%

Results of Operations – Three Months Ended September 30, 2017 Compared to September 30, 2016

Revenues
Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $528,755,000 for the three months ended September 30, 2017 compared to $502,753,000 for the prior year’s quarter, an increase of $26,002,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$3,228	$3,002	$226
Development and redevelopment	89	(93)	182
Hotel Pennsylvania	3,215	3,215	—
Trade shows	497	—	497
Same store operations	13,880	10,901	2,979
	20,909	17,025	3,884
Tenant expense reimbursements:
Acquisitions, dispositions and other	(680)	(680)	—
Development and redevelopment	309	(37)	346
Same store operations	2,815	1,737	1,078
	2,444	1,020	1,424
Fee and other income:
BMS cleaning fees	1,896	2,904	(1,008)
Management and leasing fees	396	354	42
Lease termination fees	(830)	(239)	(591)
Other income	1,187	(324)	1,511
	2,649	2,695	(46)

Total increase in revenues	$26,002	$20,740	$5,262

Results of Operations – Three Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative expenses, and acquisition and transaction related costs, were $366,520,000 for the three months ended September 30, 2017, compared to $354,292,000 for the prior year’s quarter, an increase of $12,228,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(786)	$(786)	$—
Development and redevelopment	453	75	378
Non-reimbursable expenses, including bad debt reserves	(1,459)	(2,040)	581
Hotel Pennsylvania	1,607	1,607	—
Trade shows	270	—	270
BMS expenses	1,586	2,502	(916)
Same store operations	9,793	6,729	3,064
	11,464	8,087	3,377
Depreciation and amortization:
Acquisitions, dispositions and other	117	117	—
Development and redevelopment	(159)	(24)	(135)
Same store operations	(863)	(3,589)	2,726
	(905)	(3,496)	2,591
General and administrative:
Mark-to-market of deferred compensation plan liability	1,771	—	1,771	(1)
Same store operations	906	(304)	1,210
	2,677	(304)	2,981

Acquisition and transaction related costs	(1,008)	—	(1,008)

Total increase in expenses	$12,228	$4,287	$7,941
____________________

(1)
This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

Results of Operations – Three Months Ended September 30, 2017 Compared to September 30, 2016 - continued

(Loss) Income from Partially Owned Entities
Summarized below are the components of (loss) income from partially owned entities for the three months ended September 30, 2017 and 2016.

(Amounts in thousands, except per share amounts)	Percentage Ownership at	For the Three Months Ended September 30,
	September 30, 2017	2017	2016
Our Share of Net (Loss) Income:
Pennsylvania Real Estate Investment Trust ("PREIT")(1)	8.0%	$(49,748)	$52
Alexander's	32.4%	7,845	8,785
Urban Edge Properties ("UE")(2)	4.5%	6,008	2,158
Partially owned office buildings/land (3)	Various	(5,551)	(8,642)
Other investments(4)	Various	(355)	1,458
		$(41,801)	$3,811
____________________

(1)
Based on PREIT’s September 29, 2017 quarter ended closing share price of $10.49, the market value (“fair value” pursuant to ASC Topic 323, Investments - Equity Method and Joint Ventures) of our investment in PREIT was $65,563 or $44,465 below the carrying amount on our consolidated balance sheet. We have concluded that our investment in PREIT is “other-than-temporarily” impaired and recorded a $44,465 non-cash impairment loss on our consolidated statements of income. Our conclusion was based on a sustained trading value of PREIT stock below our carrying amount and our inability to forecast a recovery in the near-term.

(2)	2017 includes a $5,200 net gain resulting from UE operating partnership unit issuances.

(3)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.

(4)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Toys "R" Us, Inc., and others.

(Loss) Income from Real Estate Fund Investments
Below are the components of the (loss) income from our real estate fund investments for the three months ended September 30, 2017 and 2016.

(Amounts in thousands)	For the Three Months Ended September 30,
	2017	2016
Net investment income	$6,028	$5,841
Net realized gains on exited investments	35,620	—
Previously recorded unrealized gains on exited investment	(36,736)	—
Net unrealized loss on held investments	(11,220)	(4,764)
(Loss) income from real estate fund investments	(6,308)	1,077
Less income attributable to noncontrolling interests in consolidated subsidiaries	(1,486)	(270)
(Loss) income from real estate fund investments attributable to the Operating Partnership (1)	(7,794)	807
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	485	(49)
(Loss) income from real estate fund investments attributable to Vornado	$(7,309)	$758
____________________

(1)
Excludes $744 and $804 of management and leasing fees for the three months ended September 30, 2017 and 2016, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income, net

Interest and other investment income, net, was $9,306,000 for the three months ended September 30, 2017, compared to $6,459,000 in the prior year’s quarter, an increase of $2,847,000. This increase resulted primarily from an increase in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $85,068,000 for the three months ended September 30, 2017, compared to $79,721,000 in the prior year’s quarter, an increase of $5,347,000.  This increase was primarily due to (i) $8,533,000 of higher interest expense relating to our variable rate loans, (ii) $2,093,000 of higher interest expense from the refinancing of 350 Park Avenue and the $375,000,000 drawn on our $750,000,000 delayed draw term loan, (iii) $1,351,000 of higher interest expense from the 1535 Broadway capital lease obligation, partially offset by (iv) $4,751,000 higher capitalized interest and debt expense and (v) $2,137,000 of interest savings from the refinancing of theMART.

Results of Operations – Three Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Income Tax Expense

For the three months ended September 30, 2017, income tax expense was $1,188,000, compared to $4,563,000 for the prior year’s quarter, a decrease of $3,375,000.  This decrease was primarily due to our right this year to offset certain tax losses against certain taxable income of our taxable REIT subsidiaries.

(Loss) Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended September 30, 2017 and 2016, substantially all of which is related to our former Washington, DC business which was spun-off on July 17, 2017.

(Amounts in thousands)	For the Three Months Ended September 30,
	2017	2016
Total revenues	$25,747	$134,912
Total expenses	21,708	109,506
	4,039	25,406
JBG SMITH Properties spin-off transaction costs	(53,581)	(2,739)
Net gains on sale of real estate and a lease position	1,530	2,864
Income from partially owned assets	93	316
Impairment losses	—	(465)
Pretax (loss) income from discontinued operations	(47,919)	25,382
Income tax expense	(11)	(302)
(Loss) income from discontinued operations	$(47,930)	$25,080

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $4,022,000 for the three months ended September 30, 2017, compared to $3,658,000 for the prior year’s quarter, an increase of $364,000.  This increase resulted primarily from higher net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net (Loss) Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net loss attributable to noncontrolling interests in the Operating Partnership was $1,878,000 for the three months ended September 30, 2017, compared to net income attributable to noncontrolling interests of $4,366,000 for the prior year’s quarter, a decrease in income of $6,244,000.  This decrease resulted primarily from lower net income subject to allocation to Class A unitholders.

Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $16,128,000 for the three months ended September 30, 2017, compared to $19,047,000 for the prior year’s quarter, a decrease of $2,919,000.  The decrease is primarily due to the redemption of the 6.875% Series J cumulative redeemable preferred shares on September 1, 2016.

Results of Operations – Three Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $16,176,000 for the three months ended September 30, 2017, compared to $19,096,000 for the prior year’s quarter, a decrease of $2,920,000.  The decrease is primarily due to the redemption of the 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Same Store EBITDA and Same Store NOI
Same store EBITDA and same store NOI represents EBITDA and NOI from property-level operations which are owned by us and in service in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA and same store NOI should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are reconciliations of EBITDA to same store EBITDA for our New York segment and theMART and 555 California Street, which are included in Other, for the three months ended September 30, 2017 compared to September 30, 2016.

(Amounts in thousands)	New York		theMART	555 California Street
EBITDA for the three months ended September 30, 2017	$297,177		$24,165	$11,643
Add-back:
Non-property level overhead expenses included above	9,479		1,859	—
Less EBITDA from:
Acquisitions	(5,454)		42	—
Dispositions	(15)		—	—
Development properties placed into and out of service	(6,228)		—	—
Other non-operating income, net	(1,076)		—	—
Same store EBITDA for the three months ended September 30, 2017	$293,883		$26,066	$11,643

EBITDA for the three months ended September 30, 2016	$276,893		$21,696	$11,405
Add-back:
Non-property level overhead expenses included above	9,783		1,720	55
Less EBITDA from:
Acquisitions	(205)		—	—
Dispositions	19		—	—
Development properties placed into and out of service	(7,967)		—	226
Other non-operating loss (income), net	1,285		—	(239)
Same store EBITDA for the three months ended September 30, 2016	$279,808		$23,416	$11,447

Increase in same store EBITDA for the three months ended September 30, 2017 compared to September 30, 2016	$14,075		$2,650	$196

% increase in same store EBITDA	5.0%	(1)	11.3%	1.7%
____________________

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 4.5%.

Results of Operations – Three Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Below are reconciliations of NOI to same store NOI for our New York segment and theMART and 555 California Street, which are included in Other, for the three months ended September 30, 2017 compared to September 30, 2016.

(Amounts in thousands)	New York		theMART	555 California Street
NOI for the three months ended September 30, 2017	$280,044		$25,422	$11,013
Less NOI from:
Acquisitions	(3,682)		42	—
Dispositions	(15)		—	—
Development properties placed into and out of service	(1,779)		—	—
Other non-operating income, net	(6,022)		—	—
Same store NOI for the three months ended September 30, 2017	$268,546		$25,464	$11,013

NOI for the three months ended September 30, 2016	$246,588		$21,758	$9,899
Less NOI from:
Dispositions	19		—	—
Development properties placed into and out of service	(1,950)		—	226
Other non-operating income, net	(8,769)		—	(397)
Same store NOI for the three months ended September 30, 2016	$235,888		$21,758	$9,728

Increase in same store NOI for the three months ended September 30, 2017 compared to September 30, 2016	$32,658		$3,706	$1,285

% increase in same store NOI	13.8%	(1)	17.0%	13.2%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI increased by 13.4%.

Net Income, EBITDA and NOI by Segment for the Nine Months Ended September 30, 2017 and 2016

As a result of the spin-off of our Washington, DC segment, effective July 1, 2017, the Washington, DC segment has been reclassified to the Other segment. We have also reclassified the prior period segment financial results to conform to the current period presentation.
Below is a summary of net income (loss) and a reconciliation of net income (loss) to EBITDA(1) and NOI(1) by segment for the nine months ended September 30, 2017.

(Amounts in thousands)	For the Nine Months Ended September 30, 2017
	Total	New York		Other
Total revenues	$1,547,900	$1,316,710		$231,190
Total expenses	1,100,042	845,632		254,410
Operating income (loss)	447,858	471,078		(23,220)
Income (loss) from partially owned entities	5,578	(954)		6,532
Loss from real estate fund investments	(1,649)	—		(1,649)
Interest and other investment income, net	27,800	4,384		23,416
Interest and debt expense	(252,581)	(179,851)		(72,730)
Net gain on disposition of wholly owned and partially owned assets	501	—		501
Income (loss) before income taxes	227,507	294,657		(67,150)
Income tax expense	(2,429)	(324)		(2,105)
Income (loss) from continuing operations	225,078	294,333		(69,255)
Loss from discontinued operations	(14,501)	—		(14,501)
Net income (loss)	210,577	294,333		(83,756)
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(18,436)	(8,041)		(10,395)
Net income (loss) attributable to the Operating Partnership	192,141	286,292		(94,151)
Interest and debt expense(2)	348,350	239,032		109,318
Depreciation and amortization(2)	476,406	328,058		148,348
Income tax expense(2)	4,180	540		3,640
EBITDA(1)	1,021,077	853,922	(3)	167,155	(4)
General and administrative expenses less $5,233 mark-to-market of our deferred compensation plan	131,365	31,630		99,735
Non-cash adjustments for straight-line rental income and expense and amortization of acquired below and above market leases, net(2)	(73,125)	(58,797)		(14,328)
Acquisition and transaction related costs, including $67,045 for the spin-off of JBGS	68,118	—		68,118
Impairment loss on investment in PREIT	44,465	—		44,465
Net gains on sale of real estate and other(2)	(21,507)	—		(21,507)
Net gains resulting from UE operating partnership unit issuances	(21,100)	—		(21,100)
Our share of net realized/unrealized losses from our real estate fund investments	18,802	—		18,802
Net gain on repayment of our Suffolk Downs JV debt investments	(11,373)	—		(11,373)
Real estate impairment losses(2)	7,572	—		7,572
Our share of Alexander's EBITDA (excluding management, leasing and development fees)	(35,511)	(35,511)		—
Dividends received from Alexander's	21,090	21,090		—
Our share of PREIT EBITDA	(15,439)	—		(15,439)
Distributions received from PREIT	3,929	—		3,929
Our share of UE EBITDA (excluding management fees)	(9,694)	—		(9,694)
Distributions received from UE	3,773	—		3,773
NOI(1)	$1,132,442	$812,334	(3)	$320,108	(4)
____________________
See notes on pages 75 through 76.

Net Income, EBITDA and NOI by Segment for the Nine Months Ended September 30, 2017 and 2016 - continued

Below is a summary of net income (loss) and a reconciliation of net income (loss) to EBITDA(1) and NOI(1) by segment for the nine months ended September 30, 2016.

(Amounts in thousands)	For the Nine Months Ended September 30, 2016
	Total	New York		Other
Total revenues	$1,489,768	$1,269,464		$220,304
Total expenses	1,062,219	818,419		243,800
Operating income (loss)	427,549	451,045		(23,496)
Income (loss) from partially owned entities	3,892	(5,143)		9,035
Income from real estate fund investments	28,750	—		28,750
Interest and other investment income, net	20,121	3,684		16,437
Interest and debt expense	(250,034)	(162,193)		(87,841)
Net gains on disposition of wholly owned and partially owned assets	160,225	159,511		714
Income (loss) before income taxes	390,503	446,904		(56,401)
Income tax expense	(8,921)	(4,131)		(4,790)
Income (loss) from continuing operations	381,582	442,773		(61,191)
Loss from discontinued operations	(104,204)	—		(104,204)
Net income (loss)	277,378	442,773		(165,395)
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(26,361)	(9,811)		(16,550)
Net income (loss) attributable to the Operating Partnership	251,017	432,962		(181,945)
Interest and debt expense(2)	376,898	208,683		168,215
Depreciation and amortization(2)	521,143	331,448		189,695
Income tax expense(2)	13,067	4,424		8,643
EBITDA(1)	1,162,125	977,517	(3)	184,608	(4)
Net gains on sale of real estate and other(2)	(168,140)	(159,511)		(8,629)
Real estate impairment losses(2)	166,701	—		166,701
Non-cash adjustments for straight-line rental income and expense and amortization of acquired below and above market leases, net(2)	(152,023)	(114,217)		(37,806)
General and administrative expenses less $2,625 mark-to-market of our deferred compensation plan	132,085	27,557		104,528
Acquisition and transaction related costs, including $4,597 for the spin-off of JBGS	11,319	—		11,319
Our share of net realized/unrealized gains from our real estate fund investments	(8,741)	—		(8,741)
Our share of Alexander's EBITDA (excluding management, leasing and development fees)	(34,880)	(34,880)		—
Dividends received from Alexander's	19,849	19,849		—
Our share of PREIT EBITDA	(8,537)	—		(8,537)
Distributions received from PREIT	3,906	—		3,906
Our share of UE EBITDA (excluding management fees)	(7,539)	—		(7,539)
Distributions received from UE	3,430	—		3,430
NOI(1)	$1,119,555	$716,315	(3)	$403,240	(4)
____________________
See notes on the following pages.

Net Income, EBITDA and NOI by Segment for the Nine Months Ended September 30, 2017 and 2016 - continued

Notes to preceding tabular information:

(1)
EBITDA represents "Earnings Before Interest, Taxes, Depreciation and Amortization."  NOI represents "Net Operating Income" on a cash basis. We calculate EBITDA and NOI on an Operating Partnership basis which is before allocation to the noncontrolling interest of the Operating Partnership.  We consider EBITDA the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. We also consider NOI a key non-GAAP financial measure. NOI is before general and administrative expenses, straight-line rental income and expense, amortization of acquired below and above market leases, net, acquisition and transaction related costs, our share of net realized and unrealized gains or losses from our real estate fund investments, impairment losses and gains on disposal of assets. As properties are bought and sold based on a multiple of NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to those of our peers. EBITDA and NOI should not be considered substitutes for net income. EBITDA and NOI may not be comparable to similarly titled measures employed by other companies.

Our 7.5% interest in Fashion Centre Mall/Washington Tower and our interest in Rosslyn Plaza (ranging from 43.7% to 50.4%) were not included in the spin-off of our Washington, DC segment and have been reclassified to Other. The prior year's presentation has been conformed to the current year.  In addition, on January 1, 2017, we reclassified our investment in 85 Tenth Avenue from Other to the New York segment as a result of the December 1, 2016 repayment of our loans receivable and the receipt of a 49.9% ownership interest in the property.

(2)	Adjustments include our proportionate share of partially owned entities and give effect to noncontrolling interest's share of consolidated subsidiaries.

(3)	The elements of "New York" EBITDA are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Office	$522,566	$484,735	(a)
Retail	269,762	272,083	(a)
Residential	18,450	18,901
Alexander's	35,511	34,880
Hotel Pennsylvania	7,633	4,287
Total New York EBITDA, as adjusted	853,922	814,886
Certain items that impact EBITDA
Net gain on sale of 47% ownership interest in 7 West 34th Street	—	159,511
EBITDA from sold properties	—	3,120
Total of certain items that impact EBITDA	—	162,631
Total of New York EBITDA	$853,922	$977,517

The elements of "New York" NOI are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Office	$523,531	$459,509	(a)
Retail	241,667	211,611	(a)
Residential	16,300	16,724
Alexander's	21,090	19,849
Hotel Pennsylvania	9,746	6,390
Total New York NOI, as adjusted	812,334	714,083
NOI from sold properties	—	2,232
Total New York NOI	$812,334	$716,315
_____________________

(a)
Beginning in January 2017 for office buildings with retail at the base, we have adjusted the allocation of real estate taxes between the retail and office elements above. This has no effect on our consolidated financial statements but resulted in a reallocation of $12,058 of income from retail to office for the nine months ended September 30, 2016.

Net Income, EBITDA and NOI by Segment for the Nine Months Ended September 30, 2017 and 2016 - continued

Notes to preceding tabular information - continued:

(4)	The elements of "Other" EBITDA are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
theMART (including trade shows)	$72,471	$70,689
555 California Street	35,870	35,137
Other investments	36,318	57,092
Corporate general and administrative expenses(a)	(78,952)	(76,364)
Investment income and other, net(a)	24,079	19,317
Other EBITDA, as adjusted	89,786	105,871
Certain items that impact EBITDA:
JBG SMITH Properties which is treated as a discontinued operation:
Transaction costs	(67,045)	(4,597)
Operating results through July 17, 2017 spin-off	153,449	214,604
	86,404	210,007
Impairment loss on investment in Pennsylvania REIT	(44,465)	—
(Loss) income from real estate fund investments, net	(11,333)	13,662
Net gain resulting from Urban Edge Properties operating partnership unit issuances	21,100	—
Our share of net gain on sale of Suffolk Downs	15,314	—
Net gain on repayment of Suffolk Downs JV debt investments	11,373	—
Skyline properties impairment loss	—	(160,700)
Other	(1,024)	15,768
Total of certain items that impact EBITDA	77,369	78,737
Other EBITDA	$167,155	$184,608

The elements of "Other" NOI are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
theMART (including trade shows)	$74,859	$70,914
555 California Street	33,647	24,010
Other investments	15,138	44,482
Investment income and other, net(a)	24,079	19,317
Other NOI, as adjusted	147,723	158,723
Certain items that impact NOI:
JBG SMITH Properties operating results through July 17, 2017 spin-off	160,634	233,310
Our share of real estate fund investments	7,469	6,313
Other	4,282	4,894
Total of certain items that impact EBITDA	172,385	244,517
Other NOI	$320,108	$403,240
_________________________________________

(a)
The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $5,233 and $2,625 of income for the nine months ended September 30, 2017 and 2016, respectively.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Nine Months Ended September 30,
	2017	2016
Region:
New York City metropolitan area	88%	88%
Chicago, IL	8%	8%
San Francisco, CA	4%	4%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2017 Compared to September 30, 2016

Revenues
Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $1,547,900,000 for the nine months ended September 30, 2017, compared to $1,489,768,000 for the prior year’s nine months, an increase of $58,132,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$8,399	$8,173	$226
Development and redevelopment	689	(64)	753
Hotel Pennsylvania	6,218	6,218	—
Trade shows	1,684	—	1,684
Same store operations	19,704	13,628	6,076
	36,694	27,955	8,739
Tenant expense reimbursements:
Acquisitions, dispositions and other	(2,673)	(2,673)	—
Development and redevelopment	1,672	(37)	1,709
Same store operations	12,261	10,916	1,345
	11,260	8,206	3,054
Fee and other income:
BMS cleaning fees	7,267	9,577	(2,310)
Management and leasing fees	1,690	1,453	237
Lease termination fees	(1,177)	(615)	(562)
Other income	2,398	670	1,728
	10,178	11,085	(907)

Total increase in revenues	$58,132	$47,246	$10,886

Results of Operations – Nine Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative expenses and acquisition and transaction related costs, were $1,100,042,000 for the nine months ended September 30, 2017, compared to $1,062,219,000 for the prior year’s nine months, an increase of $37,823,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(3,784)	$(3,784)	$—
Development and redevelopment	843	72	771
Non-reimbursable expenses, including bad debt reserves	(3,463)	(4,311)	848
Hotel Pennsylvania	2,874	2,874	—
Trade shows	361	—	361
BMS expenses	6,900	9,118	(2,218)
Same store operations	31,308	23,288	8,020
	35,039	27,257	7,782
Depreciation and amortization:
Acquisitions, dispositions and other	(175)	(175)	—
Development and redevelopment	(349)	(24)	(325)
Same store operations	(636)	(3,918)	3,282
	(1,160)	(4,117)	2,957
General and administrative:
Mark-to-market of deferred compensation plan liability	2,608	—	2,608	(1)
Same store operations	6,960	4,073	2,887
	9,568	4,073	5,495

Acquisition and transaction related costs	(5,624)	—	(5,624)

Total increase in expenses	$37,823	$27,213	$10,610
____________________

(1)
This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

Results of Operations – Nine Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Income from Partially Owned Entities

Summarized below are the components of income from partially owned entities for the nine months ended September 30, 2017 and 2016.

(Amounts in thousands, except per share amounts)	Percentage Ownership at	For the Nine Months Ended September 30,
	September 30, 2017	2017	2016
Our Share of Net (Loss) Income:
PREIT(1)	8.0%	$(53,480)	$(4,763)
UE(2)	4.5%	26,311	4,523
Alexander's	32.4%	24,443	25,947
Partially owned office buildings/land (3)	Various	(23,508)	(29,882)
Other investments(4)	Various	31,812	8,067
		$5,578	$3,892
____________________

(1)
Based on PREIT’s September 29, 2017 quarter ended closing share price of $10.49, the market value (“fair value” pursuant to ASC Topic 323, Investments - Equity Method and Joint Ventures) of our investment in PREIT was $65,563 or $44,465 below the carrying amount on our consolidated balance sheet. We have concluded that our investment in PREIT is “other-than-temporarily” impaired and recorded a $44,465 non-cash impairment loss on our consolidated statements of income. Our conclusion was based on a sustained trading value of PREIT stock below our carrying amount and our inability to forecast a recovery in the near-term.

(2)	2017 includes a $21,100 net gain resulting from UE operating partnership unit issuances.

(3)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.

(4)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Toys "R" Us, Inc., and others. In the second quarter of 2017, we recognized $26,687 of net gains, comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV.  See page 58 for details.

(Loss) Income from Real Estate Fund Investments

Below are the components of the (loss) income from our real estate fund investments for the nine months ended September 30, 2017 and 2016.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Net investment income	$16,888	$12,237
Net realized gains on exited investments	35,861	14,676
Previously recorded unrealized gains on exited investment	(25,538)	(14,254)
Net unrealized (loss) gain on held investments	(28,860)	16,091
(Loss) income from real estate fund investments	(1,649)	28,750
Less income attributable to noncontrolling interests in consolidated subsidiaries	(9,684)	(15,088)
(Loss) income from real estate fund investments attributable to the Operating Partnership (1)	(11,333)	13,662
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	706	(843)
(Loss) income from real estate fund investments attributable to Vornado	$(10,627)	$12,819
____________________

(1)
Excludes $3,125 and $2,499 of management and leasing fees for the nine months ended September 30, 2017 and 2016, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income, net

Interest and other investment income, net, was $27,800,000 for the nine months ended September 30, 2017, compared to $20,121,000 for the prior year’s nine months, an increase of $7,679,000.  This increase resulted primarily from an increase in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Results of Operations – Nine Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Interest and Debt Expense

Interest and debt expense was $252,581,000 for the nine months ended September 30, 2017, compared to $250,034,000 for the prior year’s nine months, an increase of $2,547,000.  This increase was primarily due to (i) $13,545,000 of higher interest expense relating to our variable rate loans (ii) $6,056,000 higher interest expense from the refinancing of 350 Park Avenue and the $375,000,000 drawn on our $750,000,000 delayed draw term loan, (iii) $4,488,000 of higher interest expense from the 1535 Broadway capital lease obligation, partially offset by (iv) $13,469,000 higher capitalized interest and debt expense, and (v) $8,626,000 of interest savings from the refinancing of theMART.

Income Tax Expense

For the nine months ended September 30, 2017, income tax expense was $2,429,000, compared to $8,921,000 for the prior year’s nine months, a decrease of $6,492,000. This decrease was primarily due to our right this year to offset certain tax losses against certain taxable income of our taxable REIT subsidiaries.

Loss from Discontinued Operations
The table below sets forth the combined results of operations of assets related to discontinued operations for the nine months ended September 30, 2017 and 2016, substantially all of which is related to our former Washington, DC business which was spun-off on July 17, 2017.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2017	2016
Total revenues	$260,969	$392,108
Total expenses	211,930	331,377
	49,039	60,731
JBG SMITH Properties spin-off transaction costs	(67,045)	(4,597)
Net gains on sale of real estate and a lease position	3,797	5,074
Income (loss) from partially owned assets	435	(3,363)
Impairment losses	—	(161,165)
Pretax loss from discontinued operations	(13,774)	(103,320)
Income tax expense	(727)	(884)
Loss from discontinued operations	$(14,501)	$(104,204)

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $18,436,000 for the nine months ended September 30, 2017, compared to $26,361,000 for the prior year’s nine months, a decrease of $7,925,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $9,057,000 for the nine months ended September 30, 2017, compared to $11,410,000 for the prior year’s nine months, a decrease of $2,353,000. This decrease resulted primarily from lower net income subject to allocation to Class A unitholders.

Preferred Share Dividends of Vornado Realty Trust

Preferred share dividends were $48,386,000 for the nine months ended September 30, 2017, compared to $59,774,000 for the prior year’s nine months, a decrease of $11,388,000.  This decrease resulted primarily from the redemption of the 6.875% Series J cumulative redeemable preferred shares on September 1, 2016.

Results of Operations – Nine Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $48,531,000 for the nine months ended September 30, 2017, compared to $59,920,000 for the prior year’s nine months, a decrease of $11,389,000.  This decrease resulted primarily from the redemption of the 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Same Store EBITDA and Same Store NOI
Same store EBITDA and same store NOI represents EBITDA and NOI from property-level operations which are owned by us and in service in both the current and prior year reporting periods.  Same store EBITDA excludes segment-level overhead expenses, which are expenses that we do not consider to be property-level expenses. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers.  Same store EBITDA and same store NOI should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are reconciliations of EBITDA to same store EBITDA for our New York segment and theMART and 555 California Street, which are included in Other, for the nine months ended September 30, 2017 compared to September 30, 2016.

(Amounts in thousands)	New York		theMART		555 California Street
EBITDA for the nine months ended September 30, 2017	$853,922		$72,471		$35,870
Add-back:
Non-property level overhead expenses included above	31,630		5,632		—
Less EBITDA from:
Acquisitions	(15,211)		210		—
Dispositions	(619)		—		—
Development properties placed into and out of service	(18,966)		—		—
Other non-operating income, net	(3,963)		(19)		—
Same store EBITDA for the nine months ended September 30, 2017	$846,793		$78,294		$35,870

EBITDA for the nine months ended September 30, 2016	$977,517		$70,689		$35,137
Add-back:
Non-property level overhead expenses included above	27,557		5,064		244
Less EBITDA from:
Acquisitions	(60)		—		—
Dispositions, including net gains on sale	(162,512)		—		—
Development properties placed into and out of service	(24,343)		—		782
Other non-operating loss (income), net	6,424		—		(238)
Same store EBITDA for the nine months ended September 30, 2016	$824,583		$75,753		$35,925

Increase (decrease) in same store EBITDA for the nine months ended September 30, 2017 compared to September 30, 2016	$22,210		$2,541		$(55)

% increase (decrease) in same store EBITDA	2.7%	(1)	3.4%	(2)	(0.2)%
____________________

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 2.3%.

(2)	The nine months ended September 30, 2017 includes a $2,000 reversal of an expense accrued in 2015. Excluding this amount, same store EBITDA increased by 6.2%.

Results of Operations – Nine Months Ended September 30, 2017 Compared to September 30, 2016 - continued

Below are reconciliations of NOI to same store NOI for our New York segment and theMART and 555 California Street, which are included in Other, for the nine months ended September 30, 2017 compared to September 30, 2016.

(Amounts in thousands)	New York		theMART		555 California Street
NOI for the nine months ended September 30, 2017	$812,334		$74,859		$33,647
Less NOI from:
Acquisitions	(13,230)		210		—
Dispositions	(619)		—		—
Development properties placed into and out of service	(5,022)		—		—
Other non-operating income, net	(22,492)		(31)		—
Same store NOI for the nine months ended September 30, 2017	$770,971		$75,038		$33,647

NOI for the nine months ended September 30, 2016	$716,315		$70,914		$24,010
Less NOI from:
Acquisitions	(13)		—		—
Dispositions	(2,113)		—		—
Development properties placed into and out of service	(5,947)		—		782
Other non-operating income, net	(27,428)		—		(396)
Same store NOI for the nine months ended September 30, 2016	$680,814		$70,914		$24,396

Increase in same store NOI for the nine months ended September 30, 2017 compared to September 30, 2016	$90,157		$4,124		$9,251

% increase in same store NOI	13.2%	(1)	5.8%	(2)	37.9%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI increased by 12.8%.

(2)	The nine months ended September 30, 2017 includes a $2,000 reversal of an expense accrued in 2015. Excluding this amount, same store NOI increased by 8.9%.

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income Attributable to the Operating Partnership to EBITDA for the Three Months Ended June 30, 2017

(Amounts in thousands)	New York
Net income attributable to the Operating Partnership for the three months ended June 30, 2017	$96,180
Interest and debt expense	78,202
Depreciation and amortization	110,449
Income tax expense	(869)
EBITDA for the three months ended June 30, 2017	$283,962

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended September 30, 2017 Compared to June 30, 2017

(Amounts in thousands)	New York		theMART	555 California Street
EBITDA for the three months ended September 30, 2017	$297,177		$24,165	$11,643
Add-back:
Non-property level overhead expenses included above	9,479		1,859	—
Less EBITDA from:
Acquisitions	(226)		42	—
Dispositions	(15)		—	—
Development properties placed into and out of service	(6,228)		—	—
Other non-operating income, net	(1,308)		—	—
Same store EBITDA for the three months ended September 30, 2017	$298,879		$26,066	$11,643

EBITDA for the three months ended June 30, 2017	$283,962		$24,122	$12,144
Add-back:
Non-property level overhead expenses included above	9,908		2,063	—
Less EBITDA from:
Acquisitions	(164)		169	—
Dispositions	(164)		—	—
Development properties placed into and out of service	(7,571)		—	—
Other non-operating income, net	(900)		—	—
Same store EBITDA for the three months ended June 30, 2017	$285,071		$26,354	$12,144

Increase (decrease) in same store EBITDA for the three months ended September 30, 2017 compared to June 30, 2017	$13,808		$(288)	$(501)

% increase (decrease) in same store EBITDA	4.8%	(1)	(1.1)%	(4.1)%
____________________

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 5.3%.

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of NOI to Same Store NOI – Three Months Ended September 30, 2017 Compared to June 30, 2017

	New York		theMART	555 California Street
NOI for the three months ended September 30, 2017	$280,044		$25,422	$11,013
Less NOI from:
Acquisitions	(76)		42	—
Dispositions	(15)		—	—
Development properties placed into and out of service	(1,779)		—	—
Other non-operating income, net	(6,247)		—	—
Same store NOI for the three months ended September 30, 2017	$271,927		$25,464	$11,013

NOI for the three months ended June 30, 2017	$270,515		$24,901	$11,259
Less NOI from:
Acquisitions	(63)		170	—
Dispositions	(164)		—	—
Development properties placed into and out of service	(1,774)		—	—
Other non-operating income, net	(6,773)		—	—
Same store NOI for the three months ended June 30, 2017	$261,741		$25,071	$11,259

Increase (decrease) in same store NOI for the three months ended September 30, 2017 compared to June 30, 2017	$10,186		$393	$(246)

% increase (decrease) in same store NOI	3.9%	(1)	1.6%	(2.2)%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI increased by 4.4%.

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

Cash Flows for the Nine Months Ended September 30, 2017

Our cash and cash equivalents and restricted cash were $1,385,783,000 as of September 30, 2017, a $213,548,000 decrease from the balance at December 31, 2016.  Our consolidated outstanding debt, net was $9,351,601,000 as of September 30, 2017, a $95,069,000 decrease from the balance at December 31, 2016.  As of September 30, 2017 and December 31, 2016, $0 and $115,630,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2017 and 2018, $0 and $140,015,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $661,625,000 was comprised of (i) net income of $210,577,000, (ii) $386,488,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rents, amortization of below-market leases, net, net realized and unrealized losses on real estate fund investments, equity in net income from partially owned entities, net gains on sale of real estate and other and net gains on disposition of wholly owned and partially owned assets, (iii) return of capital from real estate fund investments of $80,294,000 and (iv) distributions of income from partially owned entities of $65,097,000, partially offset by (v) the net change in operating assets and liabilities of $80,831,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $54,295,000 was primarily comprised of (i) $274,716,000 of development costs and construction in progress, (ii) $207,759,000 of additions to real estate, (iii) $33,578,000 of investments in partially owned entities and (iv) $11,841,000 of acquisitions of real estate and other, partially offset by (v) $347,776,000 of capital distributions from partially owned entities, (vi) $115,630,000 repayment of loan receivable from JBGS and (vii) $9,543,000 of proceeds from sales of real estate and related investments.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $820,878,000 was primarily comprised of (i) $416,237,000 of cash and cash equivalents and restricted cash included in the spin-off of JBGS, (ii) $382,552,000 of dividends paid on common shares, (iii) $177,109,000 of repayments of borrowings, (iv) $48,386,000 of dividends paid on preferred shares, (v) $48,329,000 of distributions to noncontrolling interests and (vi) $2,944,000 of debt issuance and other costs, partially offset by (vii) $229,042,000 of proceeds from borrowings and (viii) $25,011,000 of proceeds received from exercise of employee share options.

Net cash used in financing activities of the Operating Partnership of $820,878,000 was primarily comprised of (i) $416,237,000 of cash and cash equivalents and restricted cash included in the spin-off of JBGS, (ii) $382,552,000 of distributions to Vornado, (iii) $177,109,000 of repayments of borrowings, (iv) $48,386,000 of distributions to preferred unitholders, (v) $48,329,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries and (vi) $2,944,000 of debt issuance and other costs, partially offset by (vii) $229,042,000 of proceeds from borrowings and (viii) $25,011,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources - continued

Capital Expenditures for the Nine Months Ended September 30, 2017

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended for the nine months ended September 30, 2017.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Expenditures to maintain assets	$80,195	$62,199	$6,202	$4,601	$7,193
Tenant improvements	75,367	33,251	7,516	3,454	31,146
Leasing commissions	24,199	16,690	1,094	770	5,645
Non-recurring capital expenditures	62,292	50,717	988	6,403	4,184
Total capital expenditures and leasing commissions (accrual basis)	242,053	162,857	15,800	15,228	48,168
Adjustments to reconcile to cash basis:
Expenditures in the current period applicable to prior periods	106,038	62,948	7,992	9,777	25,321
Expenditures to be made in future periods for the current period	(113,704)	(71,138)	(7,172)	4,373	(39,767)
Total capital expenditures and leasing commissions (cash basis)	$234,387	$154,667	$16,620	$29,378	$33,722	(1)
Tenant improvements and leasing commissions:
Per square foot per annum	$9.30	$9.56	$6.12	$11.89	n/a
Percentage of initial rent	11.1%	10.6%	12.7%	14.9%	n/a
____________________

(1)
Effective July 17, 2017, the date of the spin-off our Washington, DC segment, capital expenditures and leasing commissions by our former Washington, DC segment have been reclassified to the Other segment. We have reclassified the prior period capital expenditures and leasing commissions to conform to the current period presentation.

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2017

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

We are constructing a residential condominium tower containing 397,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is estimated to be approximately $1.3 billion, of which $811,386,000 has been expended as of September 30, 2017.

We are developing a 173,000 square foot Class A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% owned).  The incremental development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of September 30, 2017, $63,540,000 has been expended, of which our share is $34,947,000.

We are developing a 170,000 square foot office and retail building at 61 Ninth Avenue, located on the southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan (45.1% owned). The incremental development cost of this project is estimated to be approximately $152,000,000, of which our share is $69,000,000.  As of September 30, 2017, $93,477,000 has been expended, of which our share is $42,158,000.

Liquidity and Capital Resources - continued

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2017 - continued

We are developing a 34,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% owned). The venture’s incremental development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of September 30, 2017, $31,343,000 has been expended, of which our share is $15,672,000.

A joint venture in which we have a 50.1% ownership interest is redeveloping the historic Farley Post Office building which will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space.  As of September 30, 2017, $259,856,000 has been expended, of which our share is $130,188,000.  The joint venture has also entered into a development agreement with Empire State Development (“ESD”) and a design-build contract with Skanska Moynihan Train Hall Builders.  Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related Companies ("Related") each guaranteeing the joint venture’s obligations.  Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations.  The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bears a full guaranty from Skanska AB.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including the Penn Plaza District.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Below is a summary of development and redevelopment expenditures incurred for the nine months ended September 30, 2017.  These expenditures include interest of $34,979,000, payroll of $4,334,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $20,906,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$196,063	$—	$—	$—	$196,063
606 Broadway	11,796	11,796	—	—	—
315/345 Montgomery Street	9,603	—	—	9,603	—
90 Park Avenue	6,831	6,831	—	—	—
Penn Plaza	6,303	6,303	—	—	—
theMART	6,163	—	6,163	—	—
304 Canal Street	3,627	3,627	—	—	—
Other	34,330	5,709	509	—	28,112	(1)
	$274,716	$34,266	$6,672	$9,603	$224,175
____________________

(1)
Effective July 17, 2017, the date of the spin-off of our Washington, DC segment, capital expenditures and leasing commissions by our former Washington, DC segment have been reclassified to the Other segment. We have reclassified the prior period capital expenditures and leasing commissions to conform to the current period presentation.

Liquidity and Capital Resources - continued

Cash Flows for the Nine Months Ended September 30, 2016

Our cash and cash equivalents and restricted cash were $1,464,647,000 at September 30, 2016, a $478,868,000 decrease from the balance at December 31, 2015.  The decrease is due to cash flows used in investing and financing activities, partially offset by cash flows provided by operating activities, as discussed below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $572,414,000 was comprised of (i) net income of $277,378,000, (ii) $298,361,000 of non-cash adjustments, which include depreciation and amortization expense, real estate impairment losses, net gains on the disposition of wholly owned and partially owned assets, the effect of straight-lining of rents, amortization of below-market leases, net, net realized and unrealized gains on real estate fund investments, net gains on sale of real estate and other, and equity in net income of partially owned entities, (iii) return of capital from real estate fund investments of $71,888,000, (iv) distributions of income from partially owned entities of $56,853,000, partially offset by (v) the net change in operating assets and liabilities of $132,066,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $686,046,000 was primarily comprised of (i) $426,641,000 of development costs and construction in progress, (ii) $261,971,000 of additions to real estate, (iii) $112,797,000 of investments in partially owned entities, (iv) $91,100,000 of acquisitions of real estate and other, (v) $48,000,000 due to the net deconsolidation of 7 West 34th Street, (vi) $11,700,000 of investments in loans receivable and other and (vii) $4,379,000 in purchases of marketable securities, partially offset by (viii) $167,673,000 of proceeds from sales of real estate and related investments and (ix) $102,836,000 of capital distributions from partially owned entities.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $365,236,000 was comprised of (i) $1,591,554,000 for the repayments of borrowings, (ii) $356,863,000 of dividends paid on common shares, (iii) $246,250,000 for the redemption of preferred shares, (iv) $95,055,000 of distributions to noncontrolling interests, (v) $64,006,000 of dividends paid on preferred shares, (vi) $30,846,000 of debt issuance and other costs, and (vii) $186,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and other, partially offset by (viii) $2,000,604,000 of proceeds from borrowings, (ix) $11,900,000 of contributions from noncontrolling interests and (x) $7,020,000 of proceeds received from exercise of employee share options.

Net cash used in financing activities of the Operating Partnership of $365,236,000 was comprised of (i) $1,591,554,000 for the repayments of borrowings, (ii) $356,863,000 of distributions to Vornado, (iii) $246,250,000 for the redemption of preferred units, (iv) $95,055,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (v) $64,006,000 of distributions to preferred unitholders, (vi) $30,846,000 of debt issuance and other costs, and (vii) $186,000 for the repurchase of Class A units related to stock compensation agreements and related tax withholdings and other, partially offset by (viii) $2,000,604,000 of proceeds from borrowings, (ix) $11,900,000 of contributions from noncontrolling interests in consolidated subsidiaries and (x) $7,020,000 of proceeds received from exercise of Vornado stock options.

Liquidity and Capital Resources - continued

Capital Expenditures for the Nine Months Ended September 30, 2016

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended for the nine months ended September 30, 2016.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Expenditures to maintain assets	$68,381	$39,001	$10,092	$5,208	$14,080
Tenant improvements	62,556	48,175	2,542	3,201	8,638
Leasing commissions	30,462	26,214	354	951	2,943
Non-recurring capital expenditures	27,503	20,224	182	874	6,223
Total capital expenditures and leasing commissions (accrual basis)	188,902	133,614	13,170	10,234	31,884
Adjustments to reconcile to cash basis:
Expenditures in the current period applicable to prior periods	199,260	100,542	25,335	9,209	64,174
Expenditures to be made in future periods for the current period	(80,348)	(63,919)	2,139	(5,018)	(13,550)
Total capital expenditures and leasing commissions (cash basis)	$307,814	$170,237	$40,644	$14,425	$82,508	(1)
Tenant improvements and leasing commissions:
Per square foot per annum	$6.88	$7.02	$4.04	$7.49	n/a
Percentage of initial rent	9.0%	8.9%	7.9%	9.5%	n/a
____________________

(1)
Effective July 17, 2017, the date of the spin-off of our Washington, DC segment, capital expenditures and leasing commissions by our former Washington, DC segment have been reclassified to the Other segment. We have reclassified the prior period capital expenditures and leasing commissions to conform to the current prior period presentation.

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2016

Below is a summary of development and redevelopment expenditures incurred for the nine months ended September 30, 2016.  These expenditures include interest of $24,822,000, payroll of $9,475,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $45,316,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$213,170	$—	$—	$—	$213,170
90 Park Avenue	28,288	28,288	—	—	—
640 Fifth Avenue	23,415	23,415	—	—	—
theMart	21,613	—	21,613	—	—
Penn Plaza	10,195	10,195	—	—	—
Wayne Towne Center	7,910	—	—	—	7,910
330 West 34th Street	3,968	3,968	—	—	—
Other	118,082	8,165	769	879	108,269	(1)
	$426,641	$74,031	$22,382	$879	$329,349
____________________

(1)
Effective July 17, 2017, the date of the spin-off our Washington, DC segment, capital expenditures and leasing commissions by our former Washington, DC segment have been reclassified to the Other segment. We have reclassified the prior period capital expenditures and leasing commissions to conform to the current prior period presentation.

Liquidity and Capital Resources - continued

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

Generally, our mortgage loans are non-recourse to us. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of September 30, 2017, the aggregate dollar amount of these guarantees and master leases is approximately $676,000,000.

As of September 30, 2017, $10,501,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

In September 2016, our 50.1% joint venture with Related was designated by ESD, an entity of New York State to redevelop the historic Farley Post Office Building. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bears a full guaranty from Skanska AB.

As of September 30, 2017, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $45,000,000.

As of September 30, 2017, we have construction commitments aggregating approximately $489,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 18 – (Loss) Income Per Share/(Loss) Income Per Class A Unit, in our consolidated financial statements on page 39 of this Quarterly Report on Form 10-Q.

FFO for the Three and Nine Months Ended September 30, 2017 and 2016

FFO attributable to common shareholders plus assumed conversions was $100,178,000, or $0.52 per diluted share for the three months ended September 30, 2017, compared to $225,529,000, or $1.19 per diluted share, for the prior year’s three months.  FFO attributable to common shareholders plus assumed conversions was $564,431,000, or $2.95 per diluted share for the nine months ended September 30, 2017, compared to $658,880,000, or $3.47 per diluted share, for the prior year’s nine months.  Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of our net (loss) income to FFO:
Net (loss) income attributable to common shareholders	$(29,026)	$66,125	$134,698	$172,425
Per diluted share	$(0.15)	$0.35	$0.71	$0.91

FFO adjustments:
Depreciation and amortization of real property	$102,953	$130,892	$361,949	$398,231
Net gains on sale of real estate	(1,530)	—	(3,797)	(161,721)
Real estate impairment losses	—	—	—	160,700
Proportionate share of adjustments to equity in net (loss) income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	31,997	40,281	108,753	117,635
Net gains on sale of real estate	8	(2,522)	(17,184)	(2,841)
Real estate impairment losses	4,329	1,134	7,547	5,536
	137,757	169,785	457,268	517,540
Noncontrolling interests' share of above adjustments	(8,572)	(10,403)	(28,444)	(31,872)
FFO adjustments, net	$129,185	$159,382	$428,824	$485,668

FFO attributable to common shareholders	$100,159	$225,507	$563,522	$658,093
Convertible preferred share dividends	19	22	59	65
Earnings allocated to Out-Performance Plan units	—	—	850	722
FFO attributable to common shareholders plus assumed conversions	$100,178	$225,529	$564,431	$658,880
Per diluted share	$0.52	$1.19	$2.95	$3.47

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	189,593	188,901	189,401	188,778
Effect of dilutive securities:
Employee stock options and restricted share awards	1,254	1,147	1,553	1,067
Convertible preferred shares	46	42	47	42
Out-Performance Plan units	—	—	303	242
Denominator for FFO per diluted share	190,893	190,090	191,304	190,129

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2017			2016
	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$3,112,877	3.03%	$31,129	$3,217,763	2.45%
Fixed rate	6,316,886	3.65%	—	6,329,547	3.65%
	$9,429,763	3.45%	31,129	$9,547,310	3.25%
Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate – excluding Toys "R" Us, Inc.	$1,378,765	3.02%	13,788	$1,092,326	2.50%
Variable rate – Toys "R" Us, Inc.	1,248,970	6.91%	12,490	1,162,072	6.05%
Fixed rate - excluding Toys "R" Us, Inc.	2,088,979	5.03%	—	1,969,918	5.15%
Fixed rate - Toys "R" Us, Inc.	466,313	10.45%	—	671,181	9.42%
	$5,183,027	5.44%	26,278	$4,895,497	5.36%
Noncontrolling interests' share of consolidated subsidiaries			(1,438)
Total change in annual net income attributable to the Operating Partnership			55,969
Noncontrolling interests’ share of the Operating Partnership			(3,481)
Total change in annual net income attributable to Vornado			$52,488
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.28
Total change in annual net income attributable to Vornado per diluted share			$0.27

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2017, we have an interest rate swap on a $408,000,000 mortgage loan on Two Penn Plaza that swapped the rate from LIBOR plus 1.65% (2.89% as of September 30, 2017) to a fixed rate of 4.78% through March 2018, an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (2.84% as of September 30, 2017) to a fixed rate of 3.15% through December 2020 and an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (2.98% as of September 30, 2017) to a fixed rate of 2.56% through September 2020.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2017, the estimated fair value of our consolidated debt was $9,483,000,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)

Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, such disclosure controls and procedures were effective.

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

Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)

Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Vornado Realty Trust

None.

Vornado Realty L.P.

During the quarter ended September 30, 2017, we issued 492,312 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $17,195,623 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101.INS	—	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P.
101.SCH	—	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.LAB	—	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: October 30, 2017	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: October 30, 2017	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)