Form 10-Q
period 2018-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2018-04-30
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2018
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954 (Vornado Realty Trust)
Commission File Number:	001-34482 (Vornado Realty L.P.)

Vornado Realty Trust Vornado Realty L.P.
(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of March 31, 2018, 190,169,168 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Vornado Realty Trust and Vornado Realty L.P.  Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 93.4% limited partner of the Operating Partnership.  As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.

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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:

•	Note 12. Redeemable Noncontrolling Interests/Redeemable Partnership Units

•	Note 20. (Loss) Income Per Share/(Loss) Income Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	March 31, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land	$3,170,158	$3,143,648
Buildings and improvements	9,946,225	9,898,605
Development costs and construction in progress	1,705,244	1,615,101
Leasehold improvements and equipment	104,710	98,941
Total	14,926,337	14,756,295
Less accumulated depreciation and amortization	(2,962,983)	(2,885,283)
Real estate, net	11,963,354	11,871,012
Cash and cash equivalents	1,327,384	1,817,655
Restricted cash	90,684	97,157
Marketable securities	149,766	182,752
Tenant and other receivables, net of allowance for doubtful accounts of $5,171 and $5,526	64,387	58,700
Investments in partially owned entities	1,033,228	1,056,829
Real estate fund investments	336,552	354,804
Receivable arising from the straight-lining of rents, net of allowance of $739 and $954	934,535	926,711
Deferred leasing costs, net of accumulated amortization of $194,078 and $191,827	405,209	403,492
Identified intangible assets, net of accumulated amortization of $157,062 and $150,837	152,834	159,260
Assets related to discontinued operations	275	1,357
Other assets	406,275	468,205
	$16,864,483	$17,397,934
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$8,102,238	$8,137,139
Senior unsecured notes, net	843,125	843,614
Unsecured term loan, net	749,114	748,734
Unsecured revolving credit facilities	80,000	—
Accounts payable and accrued expenses	431,094	415,794
Deferred revenue	200,648	227,069
Deferred compensation plan	109,525	109,177
Liabilities related to discontinued operations	1,176	3,620
Preferred shares redeemed on January 4 and 11, 2018	—	455,514
Other liabilities	465,659	464,635
Total liabilities	10,982,579	11,405,296
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,653,821 and 12,528,899 units outstanding	851,598	979,509
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable noncontrolling interests	857,026	984,937
Vornado's shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,799,573 shares	891,325	891,988
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,169,168 and 189,983,858 shares	7,584	7,577
Additional capital	7,629,013	7,492,658
Earnings less than distributions	(4,198,088)	(4,183,253)
Accumulated other comprehensive income	30,258	128,682
Total Vornado shareholders' equity	4,360,092	4,337,652
Noncontrolling interests in consolidated subsidiaries	664,786	670,049
Total equity	5,024,878	5,007,701
	$16,864,483	$17,397,934

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2018	2017
REVENUES:
Property rentals	$440,110	$414,892
Tenant expense reimbursements	60,310	59,033
Fee and other income	36,017	34,133
Total revenues	536,437	508,058
EXPENSES:
Operating	237,602	220,659
Depreciation and amortization	108,686	105,128
General and administrative	43,633	47,237
(Income) expense from deferred compensation plan liability	(404)	2,469
Transaction related costs and other	13,156	752
Total expenses	402,673	376,245
Operating income	133,764	131,813
(Loss) income from partially owned entities	(9,904)	1,358
(Loss) income from real estate fund investments	(8,807)	268
Interest and other investment (loss) income, net	(24,384)	6,695
(Loss) income from deferred compensation plan assets	(404)	2,469
Interest and debt expense	(88,166)	(82,724)
Net gains on disposition of wholly owned and partially owned assets	—	501
Income before income taxes	2,099	60,380
Income tax expense	(1,454)	(1,851)
Income from continuing operations	645	58,529
(Loss) income from discontinued operations	(363)	15,318
Net income	282	73,847
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	8,274	(6,737)
Operating Partnership	1,124	(3,229)
Net income attributable to Vornado	9,680	63,881
Preferred share dividends	(13,035)	(16,129)
Preferred share issuance costs	(14,486)	—
NET (LOSS) INCOME attributable to common shareholders	$(17,841)	$47,752

(LOSS) INCOME PER COMMON SHARE – BASIC:
(Loss) income from continuing operations, net	$(0.09)	$0.18
Income from discontinued operations, net	—	0.07
Net (loss) income per common share	$(0.09)	$0.25
Weighted average shares outstanding	190,081	189,210

(LOSS) INCOME PER COMMON SHARE – DILUTED:
(Loss) income from continuing operations, net	$(0.09)	$0.18
Income from discontinued operations, net	—	0.07
Net (loss) income per common share	$(0.09)	$0.25
Weighted average shares outstanding	190,081	190,372

DIVIDENDS PER COMMON SHARE	$0.63	$0.71

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Net income	$282	$73,847
Other comprehensive income (loss):
Increase in value of interest rate swaps	10,258	5,842
Pro rata share of other comprehensive income (loss) of nonconsolidated subsidiaries	346	(51)
Reduction in unrealized net gain on available-for-sale securities	—	(15,009)
Pro rata share of amounts reclassified from accumulated other comprehensive income of a nonconsolidated subsidiary	—	9,268
Comprehensive income	10,886	73,897
Less comprehensive loss (income) attributable to noncontrolling interests	8,744	(9,969)
Comprehensive income attributable to Vornado	$19,630	$63,928

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change (see Note 3)	—	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado	—	—	—	—	—	9,680	—	—	9,680
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(8,274)	(8,274)
Dividends on common shares	—	—	—	—	—	(119,764)	—	—	(119,764)
Dividends on preferred shares	—	—	—	—	—	(13,035)	—	—	(13,035)
Preferred share issuance costs	—	—	—	—	—	(14,486)	—	—	(14,486)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	118	5	8,387	—	—	—	8,392
Under employees' share option plan	—	—	55	2	3,432	—	—	—	3,434
Under dividend reinvestment plan	—	—	5	—	335	—	—	—	335
Contributions	—	—	—	—	—	—	—	8,370	8,370
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(1,910)	(1,910)
Other	—	—	—	—	—	—	—	(3,450)	(3,450)
Preferred share issuance	—	(663)	—	—	—	—	—	—	(663)
Deferred compensation shares and options	—	—	7	—	298	(121)	—	—	177
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	346	—	346
Increase in value of interest rate swaps	—	—	—	—	—	—	10,258	—	10,258
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	114,856	—	—	—	114,856
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(654)	—	(654)
Other	—	—	—	—	1	(2)	—	1	—
Balance, March 31, 2018	36,800	$891,325	190,169	$7,584	$7,629,013	$(4,198,088)	$30,258	$664,786	$5,024,878

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)					Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,542	$7,153,332	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado	—	—	—	—	—	63,881	—	—	63,881
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	6,737	6,737
Dividends on common shares	—	—	—	—	—	(134,332)	—	—	(134,332)
Dividends on preferred shares	—	—	—	—	—	(16,129)	—	—	(16,129)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	140	6	14,733	—	—	—	14,739
Under employees' share option plan	—	—	96	3	8,094	—	—	—	8,097
Under dividend reinvestment plan	—	—	3	—	387	—	—	—	387
Contributions	—	—	—	—	—	—	—	75	75
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(4,528)	(4,528)
Other	—	—	—	—	—	—	—	(590)	(590)
Conversion of Series A preferred shares to common shares	—	(6)	—	—	6	—	—	—	—
Deferred compensation shares and options	—	—	3	—	575	(264)	—	—	311
Reduction in unrealized net gain on available-for-sale securities	—	—	—	—	—	—	(15,009)	—	(15,009)
Pro rata share of amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	9,268	—	9,268
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(51)	—	(51)
Increase in value of interest rate swaps	—	—	—	—	—	—	5,842	—	5,842
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	6,197	—	—	—	6,197
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(3)	—	(3)
Other	—	—	—	—	—	(10)	—	(51)	(61)
Balance, March 31, 2017	42,825	$1,038,049	189,343	$7,551	$7,183,324	$(1,506,236)	$119,019	$721,620	$7,563,327

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$282	$73,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	115,337	145,886
Decrease in fair value of marketable securities	32,986	—
Distributions of income from partially owned entities	20,559	18,226
Return of capital from real estate fund investments	14,966	—
Amortization of below-market leases, net	(10,581)	(11,459)
Equity in net loss (income) of partially owned entities	9,904	(1,445)
Straight-lining of rents	(7,430)	(15,522)
Net realized and unrealized losses on real estate fund investments	911	6,946
Net gains on sale of real estate and other	—	(2,267)
Net gains on disposition of wholly owned and partially owned assets	—	(501)
Other non-cash adjustments	14,736	17,535
Changes in operating assets and liabilities:
Real estate fund investments	(2,950)	—
Tenant and other receivables, net	(5,702)	2,027
Prepaid assets	77,053	72,051
Other assets	(15,151)	(11,452)
Accounts payable and accrued expenses	19,835	(670)
Other liabilities	663	8,083
Net cash provided by operating activities	265,418	301,285

Cash Flows from Investing Activities:
Development costs and construction in progress	(86,808)	(98,227)
Additions to real estate	(54,284)	(67,363)
Acquisitions of real estate and other	(44,095)	(1,171)
Investments in partially owned entities	(7,519)	(6,679)
Distributions of capital from partially owned entities	2,086	11,592
Proceeds from sales of real estate and related investments	—	5,180
Proceeds from repayments of mortgage loans receivable	—	14
Net cash used in investing activities	(190,620)	(156,654)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Financing Activities:
Redemption of preferred shares	$(470,000)	$—
Proceeds from borrowings	185,701	2,529
Repayments of borrowings	(144,822)	(6,987)
Dividends paid on common shares	(119,764)	(134,332)
Dividends paid on preferred shares	(16,628)	(16,129)
Distributions to noncontrolling interests	(13,266)	(14,281)
Contributions from noncontrolling interests	8,370	75
Proceeds received from exercise of employee share options and other	3,769	8,484
Debt issuance costs	(3,300)	(43)
Debt prepayment and extinguishment costs	(818)	—
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(784)	(264)
Net cash used in financing activities	(571,542)	(160,948)
Net decrease in cash and cash equivalents and restricted cash	(496,744)	(16,317)
Cash and cash equivalents and restricted cash at beginning of period	1,914,812	1,599,322
Cash and cash equivalents and restricted cash at end of period	$1,418,068	$1,583,005

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,817,655	$1,501,027
Restricted cash at beginning of period	97,157	95,032
Restricted cash included in discontinued operations at beginning of period	—	3,263
Cash and cash equivalents and restricted cash at beginning of period	$1,914,812	$1,599,322

Cash and cash equivalents at end of period	$1,327,384	$1,484,814
Restricted cash at end of period	90,684	93,463
Restricted cash included in discontinued operations at end of period	—	4,728
Cash and cash equivalents and restricted cash at end of period	$1,418,068	$1,583,005

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $13,272 and $9,364	$84,566	$88,078
Cash payments for income taxes	$1,646	$1,512

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$114,856	$6,197
Accrued capital expenditures included in accounts payable and accrued expenses	51,431	57,993
Write-off of fully depreciated assets	(15,707)	(15,809)
Reduction in unrealized net gain on available-for-sale securities	—	(15,009)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	March 31, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land	$3,170,158	$3,143,648
Buildings and improvements	9,946,225	9,898,605
Development costs and construction in progress	1,705,244	1,615,101
Leasehold improvements and equipment	104,710	98,941
Total	14,926,337	14,756,295
Less accumulated depreciation and amortization	(2,962,983)	(2,885,283)
Real estate, net	11,963,354	11,871,012
Cash and cash equivalents	1,327,384	1,817,655
Restricted cash	90,684	97,157
Marketable securities	149,766	182,752
Tenant and other receivables, net of allowance for doubtful accounts of $5,171 and $5,526	64,387	58,700
Investments in partially owned entities	1,033,228	1,056,829
Real estate fund investments	336,552	354,804
Receivable arising from the straight-lining of rents, net of allowance of $739 and $954	934,535	926,711
Deferred leasing costs, net of accumulated amortization of $194,078 and $191,827	405,209	403,492
Identified intangible assets, net of accumulated amortization of $157,062 and $150,837	152,834	159,260
Assets related to discontinued operations	275	1,357
Other assets	406,275	468,205
	$16,864,483	$17,397,934
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$8,102,238	$8,137,139
Senior unsecured notes, net	843,125	843,614
Unsecured term loan, net	749,114	748,734
Unsecured revolving credit facilities	80,000	—
Accounts payable and accrued expenses	431,094	415,794
Deferred revenue	200,648	227,069
Deferred compensation plan	109,525	109,177
Liabilities related to discontinued operations	1,176	3,620
Preferred units redeemed on January 4 and 11, 2018	—	455,514
Other liabilities	465,659	464,635
Total liabilities	10,982,579	11,405,296
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,653,821 and 12,528,899 units outstanding	851,598	979,509
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	857,026	984,937
Equity:
Partners' capital	8,527,922	8,392,223
Earnings less than distributions	(4,198,088)	(4,183,253)
Accumulated other comprehensive income	30,258	128,682
Total Vornado Realty L.P. equity	4,360,092	4,337,652
Noncontrolling interests in consolidated subsidiaries	664,786	670,049
Total equity	5,024,878	5,007,701
	$16,864,483	$17,397,934

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2018	2017
REVENUES:
Property rentals	$440,110	$414,892
Tenant expense reimbursements	60,310	59,033
Fee and other income	36,017	34,133
Total revenues	536,437	508,058
EXPENSES:
Operating	237,602	220,659
Depreciation and amortization	108,686	105,128
General and administrative	43,633	47,237
(Income) expense from deferred compensation plan liability	(404)	2,469
Transaction related costs and other	13,156	752
Total expenses	402,673	376,245
Operating income	133,764	131,813
(Loss) income from partially owned entities	(9,904)	1,358
(Loss) income from real estate fund investments	(8,807)	268
Interest and other investment (loss) income, net	(24,384)	6,695
(Loss) income from deferred compensation plan assets	(404)	2,469
Interest and debt expense	(88,166)	(82,724)
Net gains on disposition of wholly owned and partially owned assets	—	501
Income before income taxes	2,099	60,380
Income tax expense	(1,454)	(1,851)
Income from continuing operations	645	58,529
(Loss) income from discontinued operations	(363)	15,318
Net income	282	73,847
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	8,274	(6,737)
Net income attributable to Vornado Realty L.P.	8,556	67,110
Preferred unit distributions	(13,084)	(16,178)
Preferred unit issuance costs	(14,486)	—
NET (LOSS) INCOME attributable to Class A unitholders	$(19,014)	$50,932

(LOSS) INCOME PER CLASS A UNIT – BASIC:
(Loss) income from continuing operations, net	$(0.10)	$0.17
Income from discontinued operations, net	—	0.08
Net (loss) income per Class A unit	$(0.10)	$0.25
Weighted average units outstanding	201,929	200,845

(LOSS) INCOME PER CLASS A UNIT – DILUTED:
(Loss) income from continuing operations, net	$(0.10)	$0.17
Income from discontinued operations, net	—	0.08
Net (loss) income per Class A unit	$(0.10)	$0.25
Weighted average units outstanding	201,929	202,647

DISTRIBUTIONS PER CLASS A UNIT	$0.63	$0.71

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Net income	$282	$73,847
Other comprehensive income (loss):
Increase in value of interest rate swaps	10,258	5,842
Pro rata share of other comprehensive income (loss) of nonconsolidated subsidiaries	346	(51)
Reduction in unrealized net gain on available-for-sale securities	—	(15,009)
Pro rata share of amounts reclassified from accumulated other comprehensive income of a nonconsolidated subsidiary	—	9,268
Comprehensive income	10,886	73,897
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	8,274	(6,737)
Comprehensive income attributable to Vornado L.P.	$19,160	$67,160

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change (see Note 3)	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado Realty L.P.	—	—	—	—	8,556	—	—	8,556
Net income attributable to redeemable partnership units	—	—	—	—	1,124	—	—	1,124
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(8,274)	(8,274)
Distributions to Vornado	—	—	—	—	(119,764)	—	—	(119,764)
Distributions to preferred unitholders	—	—	—	—	(13,035)	—	—	(13,035)
Preferred unit issuance costs	—	—	—	—	(14,486)	—	—	(14,486)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	118	8,392	—	—	—	8,392
Under Vornado's employees' share option plan	—	—	55	3,434	—	—	—	3,434
Under Vornado's dividend reinvestment plan	—	—	5	335	—	—	—	335
Contributions	—	—	—	—	—	—	8,370	8,370
Distributions:
Real estate fund investments	—	—	—	—	—	—	(1,910)	(1,910)
Other	—	—	—	—	—	—	(3,450)	(3,450)
Preferred unit issuance	—	(663)	—	—	—	—	—	(663)
Deferred compensation units and options	—	—	7	298	(121)	—	—	177
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	346	—	346
Increase in value of interest rate swaps	—	—	—	—	—	10,258	—	10,258
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	114,856	—	—	—	114,856
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(654)	—	(654)
Other	—	—	—	1	(2)	—	1	—
Balance, March 31, 2018	36,800	$891,325	190,169	$7,636,597	$(4,198,088)	$30,258	$664,786	$5,024,878

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,160,874	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado Realty L.P.	—	—	—	—	67,110	—	—	67,110
Net income attributable to redeemable partnership units	—	—	—	—	(3,229)	—	—	(3,229)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	6,737	6,737
Distributions to Vornado	—	—	—	—	(134,332)	—	—	(134,332)
Distributions to preferred unitholders	—	—	—	—	(16,129)	—	—	(16,129)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	140	14,739	—	—	—	14,739
Under Vornado's employees' share option plan	—	—	96	8,097	—	—	—	8,097
Under Vornado's dividend reinvestment plan	—	—	3	387	—	—	—	387
Contributions	—	—	—	—	—	—	75	75
Distributions:
Real estate fund investments	—	—	—	—	—	—	(4,528)	(4,528)
Other	—	—	—	—	—	—	(590)	(590)
Conversion of Series A preferred units to Class A units	—	(6)	—	6	—	—	—	—
Deferred compensation units and options	—	—	3	575	(264)	—	—	311
Reduction in unrealized net gain on available-for-sale securities	—	—	—	—	—	(15,009)	—	(15,009)
Pro rata share of amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	9,268	—	9,268
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(51)	—	(51)
Increase in value of interest rate swaps	—	—	—	—	—	5,842	—	5,842
Adjustments to carry redeemable Class A units at redemption value	—	—	—	6,197	—	—	—	6,197
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(3)	—	(3)
Other	—	—	—	—	(10)	—	(51)	(61)
Balance, March 31, 2017	42,825	$1,038,049	189,343	$7,190,875	$(1,506,236)	$119,019	$721,620	$7,563,327

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$282	$73,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	115,337	145,886
Decrease in fair value of marketable securities	32,986	—
Distributions of income from partially owned entities	20,559	18,226
Return of capital from real estate fund investments	14,966	—
Amortization of below-market leases, net	(10,581)	(11,459)
Equity in net loss (income) of partially owned entities	9,904	(1,445)
Straight-lining of rents	(7,430)	(15,522)
Net realized and unrealized losses on real estate fund investments	911	6,946
Net gains on sale of real estate and other	—	(2,267)
Net gains on disposition of wholly owned and partially owned assets	—	(501)
Other non-cash adjustments	14,736	17,535
Changes in operating assets and liabilities:
Real estate fund investments	(2,950)	—
Tenant and other receivables, net	(5,702)	2,027
Prepaid assets	77,053	72,051
Other assets	(15,151)	(11,452)
Accounts payable and accrued expenses	19,835	(670)
Other liabilities	663	8,083
Net cash provided by operating activities	265,418	301,285

Cash Flows from Investing Activities:
Development costs and construction in progress	(86,808)	(98,227)
Additions to real estate	(54,284)	(67,363)
Acquisitions of real estate and other	(44,095)	(1,171)
Investments in partially owned entities	(7,519)	(6,679)
Distributions of capital from partially owned entities	2,086	11,592
Proceeds from sales of real estate and related investments	—	5,180
Proceeds from repayments of mortgage loans receivable	—	14
Net cash used in investing activities	(190,620)	(156,654)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Financing Activities:
Redemption of preferred units	$(470,000)	$—
Proceeds from borrowings	185,701	2,529
Repayments of borrowings	(144,822)	(6,987)
Distributions to Vornado	(119,764)	(134,332)
Distributions to preferred unitholders	(16,628)	(16,129)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(13,266)	(14,281)
Contributions from noncontrolling interests in consolidated subsidiaries	8,370	75
Proceeds received from exercise of Vornado stock options and other	3,769	8,484
Debt issuance costs	(3,300)	(43)
Debt prepayment and extinguishment costs	(818)	—
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(784)	(264)
Net cash used in financing activities	(571,542)	(160,948)
Net decrease in cash and cash equivalents and restricted cash	(496,744)	(16,317)
Cash and cash equivalents and restricted cash at beginning of period	1,914,812	1,599,322
Cash and cash equivalents and restricted cash at end of period	$1,418,068	$1,583,005

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,817,655	$1,501,027
Restricted cash at beginning of period	97,157	95,032
Restricted cash included in discontinued operations at beginning of period	—	3,263
Cash and cash equivalents and restricted cash at beginning of period	$1,914,812	$1,599,322

Cash and cash equivalents at end of period	$1,327,384	$1,484,814
Restricted cash at end of period	90,684	93,463
Restricted cash included in discontinued operations at end of period	—	4,728
Cash and cash equivalents and restricted cash at end of period	$1,418,068	$1,583,005

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $13,272 and $9,364	$84,566	$88,078
Cash payments for income taxes	$1,646	$1,512

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$114,856	$6,197
Accrued capital expenditures included in accounts payable and accrued expenses	51,431	57,993
Write-off of fully depreciated assets	(15,707)	(15,809)
Reduction in unrealized net gain on available-for-sale securities	—	(15,009)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.4% of the common limited partnership interest in, the Operating Partnership as of March 31, 2018. All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

Certain prior year balances have been reclassified in order to conform to the current period presentation. For the three months ended March 31, 2017, $2,469,000 of expense related to the mark-to-market of our deferred compensation plan liability was reclassified from "general and administrative expenses" to "(income) expense from deferred compensation plan liability" and $2,469,000 of income related to the mark-to-market of our deferred compensation plan assets was reclassified from "interest and other investment (loss) income, net" to "(loss) income from deferred compensation plan assets."

3.	Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this standard effective January 1, 2018 using the modified retrospective method applied to all existing contracts not yet completed as of January 1, 2018 and recorded a $14,519,000 cumulative-effect adjustment to beginning accumulated deficit. The adoption of ASC 606 did not have a material impact on our financial statements (see Note 4 - Revenue Recognition).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach. While the adoption of this update requires us to continue to measure "marketable securities" at fair value on each reporting date, the changes in fair value will be recognized in current period earnings as opposed to "other comprehensive income (loss)." As a result, on January 1, 2018 we recorded a decrease to beginning accumulated deficit of $111,225,000 to recognize the unrealized gains previously recorded in "accumulated other comprehensive income" on our consolidated balance sheets. Subsequent changes in the fair value of our marketable securities will be recorded to "interest and other investment (loss) income, net" on our consolidated income statements. For the three months ended March 31, 2018 we recorded a $32,986,000 decrease in the fair value of our marketable securities which is included in "interest and other investment (loss) income, net" on our consolidated statements of income.

In February 2016, the FASB issued an update ("ASU 2016-02") establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments, and will continue to recognize expense on a straight-line basis upon adoption of this standard. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we will no longer be able to capitalize internal leasing costs and instead will be required to expense these costs as incurred. During the three months ended March 31, 2018 and 2017, we capitalized internal leasing costs of $1,348,000 and $974,000, respectively, excluding our former Washington, DC segment which was spun-off on July 17, 2017. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this standard effective January 1, 2019 using the modified retrospective approach and will elect to use the practical expedients provided by this standard.

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition, as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update on January 1, 2018 using the modified retrospective approach to all contracts not yet completed. The adoption of this update did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued an update (“ASU 2017-09”) Scope of Modification Accounting to ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this update on January 1, 2018 did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued an update (“ASU 2017-12”) Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging ("ASC 815"). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 requires subsequent changes in fair value of a hedging instrument that has been designated and qualifies as a cash flow hedge to be recognized as a component of "other comprehensive income (loss)." ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted ASU 2017-12 on January 1, 2018 using the modified retrospective approach. The adoption of this update did not have a material impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.	Revenue Recognition

On January 1, 2018, we adopted ASC 606 which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize for certain of our revenue sources the transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. We adopted this standard effective January 1, 2018 using the modified retrospective method applied to all existing contracts not yet completed as of January 1, 2018 and recorded a $14,519,000 cumulative-effect adjustment to beginning accumulated deficit. The adoption of ASC 606 did not have a material impact on our consolidated financial statements.

Our revenues primarily consist of property rentals, tenant expense reimbursements, and fee and other income. We operate in two reportable segments: New York and Other, with a significant portion of our revenues included in the "New York" segment. We have the following revenue sources and revenue recognition policies:

•
Base rent is revenue arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

•
Hotel revenue arising from the operation of Hotel Pennsylvania consists of rooms revenue, food and beverage revenue, and banquet revenue. Room revenue is recognized when rooms are occupied. Food and beverage and banquet revenue are recognized when the services have been transferred.

•	Trade shows revenue arising from the operation of trade shows is primarily booth rentals. This revenue is recognized upon the occurrence of the trade shows.

•
Operating expense reimbursements is revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the common areas of our properties. Revenue is recognized in the same period as the related expenses are incurred.

•
Tenant services is revenue arising from sub-metered electric, elevator, trash removal and other services provided to tenants at their request. This revenue is recognized as the services are transferred.

•
Fee and other income includes management, leasing, and other revenue arising from contractual agreements with third parties or with partially owned entities, and includes Building Maintenance Service ("BMS") cleaning, engineering and security services. This revenue is recognized as the services are transferred. Fee and other income also includes lease termination fee income which is recognized immediately if a tenant vacates or is recognized on a straight-line basis over the shortened remaining lease term.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.	Revenue Recognition - continued

Below is a summary of our revenues by segment. Base rent, operating expense reimbursements and lease terminations represent revenues from leases and are recognized in accordance with ASC Topic 840, Leases. Revenues from Hotel Pennsylvania, trade shows, tenant services, BMS cleaning fees, management and leasing fees and other income represent revenues recognized in accordance with ASC 606. Additional financial information related to these reportable segments for the three months ended March 31, 2018 and 2017 is set forth in Note 22 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2018
	Total	New York	Other
Base rent	$406,565	$344,674	$61,891
Trade shows	18,873	—	18,873
Hotel Pennsylvania	14,672	14,672	—
Property rentals	440,110	359,346	80,764
Operating expense reimbursements	47,846	44,719	3,127
Tenant services	12,464	9,771	2,693
Tenant expense reimbursements	60,310	54,490	5,820
BMS cleaning fees	28,355	30,153	(1,798)
Management and leasing fees	2,764	2,481	283
Lease termination fees	345	308	37
Other income	4,553	1,706	2,847
Fee and other income	36,017	34,648	1,369
Total consolidated revenues	$536,437	$448,484	$87,953

(Amounts in thousands)	For the Three Months Ended March 31, 2017
	Total	New York	Other
Base rent	$383,843	$325,681	$58,162
Trade shows	18,408	—	18,408
Hotel Pennsylvania	12,641	12,641	—
Property rentals	414,892	338,322	76,570
Operating expense reimbursements	46,401	43,005	3,396
Tenant services	12,632	10,534	2,098
Tenant expense reimbursements	59,033	53,539	5,494
BMS cleaning fees	25,071	26,123	(1,052)
Management and leasing fees	2,275	2,027	248
Lease termination fees	3,850	3,727	123
Other income	2,937	2,501	436
Fee and other income	34,133	34,378	(245)
Total consolidated revenues	$508,058	$426,239	$81,819

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Acquisition

On February 9, 2018, we acquired 537 West 26th Street, a 14,000 square foot commercial property adjacent to our 260 Eleventh Avenue office property and 55,000 square feet of additional zoning air rights, for $44,000,000.

6.	Real Estate Fund Investments
.
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund, which had an initial eight-year term ending February 2019. On January 29, 2018, the Fund's term was extended to February 2023. The Fund's three-year investment period ended in July 2013. The Fund is accounted for under ASC Topic 946, Financial Services – Investment Companies (“ASC 946”) and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings. We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.

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

On January 17, 2018, the Fund completed the sale of the retail condominium at 11 East 68th Street, a property located on Madison Avenue and 68th Street, for $82,000,000. From the inception of this investment through its disposition, the Fund realized a $46,259,000 net gain.

In March 2011, a joint venture (the "Joint Venture") owned 64.7% by the Fund, 30.3% by Vornado and 5.0% by a third party, acquired One Park Avenue for $394,000,000. In connection with the acquisition, the Joint Venture paid $3,000,000 of New York City real property transfer tax (the "Transfer Tax") and filed a Real Property Tax Return ("RPTR") with the New York City Department of Finance (the "Department of Finance"). The RPTR was audited by the Department of Finance in 2014 and an increased Transfer Tax was assessed. The Joint Venture appealed the increased Transfer Tax assessment and the Joint Venture's appeal was upheld by a New York City Administrative Law Judge ("ALJ") in January 2017. The Department of Finance appealed the ALJ's decision and on February 16, 2018 the New York City Tax Appeals Tribunal (the "Tax Tribunal") reversed the ALJ's decision and assessed $9,491,000 of additional Transfer Tax and $6,764,000 of interest. As a result of the Tax Tribunal's decision, we recorded an expense of $15,608,000, before noncontrolling interests, during the first quarter of 2018, which was subsequently paid on April 5, 2018, in order to permit us to appeal the Tax Tribunal's decision and stop the accrual of interest, of which $10,630,000 is included in "(loss) income from real estate fund investments" and $4,978,000 is included in "(loss) income from partially owned entities" (see Note 8 - Investments in Partially Owned Entities) on our consolidated statements of income. We are appealing the Tax Tribunal's decision.

As of March 31, 2018, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $336,552,000, or $77,678,000 in excess of cost, and had remaining unfunded commitments of $114,872,000, of which our share was $33,513,000. At December 31, 2017, we had five real estate fund investments with an aggregate fair value of $354,804,000.

Below is a summary of income from the Fund and the Crowne Plaza Joint Venture for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Net investment income	$2,734	$7,214
Transfer Tax	(10,630)	—
Net realized (loss) gain on exited investments	(911)	241
Net unrealized loss on held investments	—	(7,187)
(Loss) income from real estate fund investments	(8,807)	268
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	5,369	(3,503)
Loss from real estate fund investments attributable to the Operating Partnership (2018 includes $4,252 of loss related to One Park Avenue potential additional transfer taxes and reduction in carried interest) (1)	(3,438)	(3,235)
Less loss attributable to noncontrolling interests in the Operating Partnership	212	202
Loss from real estate fund investments attributable to Vornado	$(3,226)	$(3,033)
____________________

(1)
Excludes $440 and $1,000 of management and leasing fees for the three months ended March 31, 2018 and 2017, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Marketable Securities

Our portfolio of marketable securities is comprised of equity securities that are presented on our consolidated balance sheets at fair value.  On January 1, 2018, we adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in "accumulated other comprehensive income" on our consolidated balance sheets. As a result, on January 1, 2018 we recorded a decrease to beginning accumulated deficit of $111,225,000 to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets. Subsequent changes in the fair value of our marketable securities will be recorded to “interest and other investment (loss) income, net” on our consolidated income statements.

Below is a summary of our marketable securities portfolio as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	Fair Value at		Decrease in Fair Value(1)
	March 31, 2018	December 31, 2017
Equity securities:
Lexington Realty Trust	$145,351	$178,226	$(32,875)
Other	4,415	4,526	(111)
	$149,766	$182,752	$(32,986)
____________________

(1)	Recognized as a component of "interest and other investment (loss) income, net" on our consolidated statements of income (see Note 18 - Interest and Other Investment (Loss) Income, Net).

8.	Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2018, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of March 31, 2018, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements (“ASC 820”)) of our investment in Alexander’s, based on Alexander’s March 29, 2018 quarter ended closing share price of $381.23, was $630,580,000, or $514,502,000 in excess of the carrying amount on our consolidated balance sheet. As of March 31, 2018, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,317,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.

Alexander's paid $3,971,000 of Transfer Tax upon the November 2012 sale of its Kings Plaza Regional Shopping Center located in Brooklyn, New York. Alexander's accrued $23,797,000 of potential additional Transfer Tax and related interest based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 6 - Real Estate Fund Investments for details) during the first quarter of 2018 which was subsequently paid on April 5, 2018 in order to preserve Alexander's rights to continue litigation and stop accrual of interest, of which our 32.4% share is $7,708,000 and is included in "(loss) income from partially owned entities" on our consolidated statements of income.

Urban Edge Properties (“UE”) (NYSE: UE)

As of March 31, 2018, we own 5,717,184 UE operating partnership units, representing a 4.5% ownership interest in UE. We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis. In 2018 and 2017, we provided UE with information technology support. UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets. As of March 31, 2018, the fair value of our investment in UE, based on UE’s March 29, 2018 quarter ended closing share price of $21.35, was $122,062,000, or $77,886,000 in excess of the carrying amount on our consolidated balance sheet.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities - continued

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of March 31, 2018, we own 6,250,000 PREIT operating partnership units, representing an 8.0% interest in PREIT. We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.

As of March 31, 2018, the market value (“fair value” pursuant to ASC 820) of our investment in PREIT, based on PREIT’s March 29, 2018 quarter ended closing share price of $9.65, was $60,313,000 or $4,874,000 below the carrying amount on our consolidated balance sheet. As of March 31, 2018, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $33,976,000. The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in PREIT’s net loss. The basis difference related to the land will be recognized upon disposition of our investment.

Independence Plaza

We have a 50.1% economic interest in a joint venture that owns Independence Plaza, a three-building 1,327 unit residential complex in the Tribeca submarket of Manhattan. The joint venture paid $1,730,000 of Transfer Tax upon its acquisition of the property in December 2012. The joint venture accrued $13,103,000 of potential additional Transfer Tax and related interest based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 6 - Real Estate Fund Investments for details) during the first quarter of 2018, which was subsequently paid on April 5, 2018, in order to preserve the joint venture's rights to continue litigation and stop accrual of interest. Because we consolidate the entity that incurred the potential additional Transfer Tax, $13,103,000 of expense is included in "transaction related costs and other" and $6,538,000 is allocated to "noncontrolling interests in consolidated subsidiaries" on our consolidated statements of income.

Toys "R" Us, Inc. ("Toys")

We own 32.5% of Toys. On September 18, 2017, Toys filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. On March 15, 2018, Toys sought authorization to wind down its U.S. operations, including closing U.S. stores and liquidating all U.S. inventory, which relief was granted on an interim basis on March 22, 2018. We carry our Toys investment at zero. Further, we do not hold any debt of Toys and do not guarantee any of Toys’ obligations. For income tax purposes, we carry our investment in Toys at approximately $420,000,000, which could result in a tax deduction in future periods.

Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at	Balance as of
	March 31, 2018	March 31, 2018	December 31, 2017
Investments:
Partially owned office buildings/land (1)	Various	$497,735	$504,393
Alexander’s	32.4%	116,078	126,400
PREIT	8.0%	65,187	66,572
UE	4.5%	44,176	46,152
Other investments (2)	Various	310,052	313,312
		$1,033,228	$1,056,829

330 Madison Avenue(3)	25.0%	$(54,878)	$(53,999)
7 West 34th Street (4)	53.0%	(47,582)	(47,369)
		$(102,460)	$(101,368)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 85 Tenth Avenue, 61 Ninth Avenue and others.

(2)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Moynihan Office Building, Toys (which has a carrying amount of zero), 666 Fifth Avenue Office Condominium and others.

(3)	Our negative basis resulted from a refinancing distribution and is included in "other liabilities" on our consolidated balance sheets.

(4)	Our negative basis resulted from a deferred gain from the sale of a 47.0% ownership interest in the property on May 27, 2016 and is included in "other liabilities" on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities - continued

Below is a schedule of net (loss) income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2018	For the Three Months Ended March 31,
		2018	2017
Our share of net (loss) income:
Partially owned office buildings(1)	Various	$(4,283)	$810

Alexander's (see page 24 for details):
Equity in net (loss) income(2)	32.4%	(3,209)	6,892
Management, leasing and development fees		1,208	1,509
		(2,001)	8,401

UE (see page 24 for details):
Equity in net (loss) income	4.5%	(717)	1,091
Management, leasing and development fees		76	209
		(641)	1,300

PREIT (see page 25 for details):	8.0%	(429)	(2,830)

Other investments(3)	Various	(2,550)	(6,323)

		$(9,904)	$1,358
____________________

(1)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others. 2018 includes our $4,978 share of potential additional Transfer Tax related to the March 2011 acquisition of One Park Avenue (see Note 6 - Real Estate Fund Investments).

(2)	2018 includes our $7,708 share of Alexander's potential additional Transfer Tax.

(3)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

9.	Dispositions

Discontinued Operations

The tables below set forth the assets and liabilities related to discontinued operations as of March 31, 2018 and December 31, 2017, and their combined results of operations and cash flows for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	Balance as of
	March 31, 2018	December 31, 2017
Assets related to discontinued operations:
Other assets	$275	$1,357

Liabilities related to discontinued operations:
Other liabilities	$1,176	$3,620

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
(Loss) income from discontinued operations:
Total revenues	$354	$116,283
Total expenses	717	95,712
	(363)	20,571
JBG SMITH Properties spin-off transaction costs	—	(7,253)
Net gains on sale of real estate and other	—	2,354
Pretax (loss) income from discontinued operations	(363)	15,672
Income tax expense	—	(354)
(Loss) income from discontinued operations	$(363)	$15,318

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Cash flows related to discontinued operations:
Cash flows from operating activities	$(1,725)	$41,306
Cash flows from investing activities	—	(25,210)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	Balance as of
	March 31, 2018	December 31, 2017
Identified intangible assets:
Gross amount	$309,896	$310,097
Accumulated amortization	(157,062)	(150,837)
Total, net	$152,834	$159,260
Identified intangible liabilities (included in deferred revenue):
Gross amount	$529,951	$530,497
Accumulated amortization	(336,049)	(324,897)
Total, net	$193,902	$205,600

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $10,581,000 and $11,116,000 for the three months ended March 31, 2018 and 2017, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$30,529
2020	22,246
2021	17,475
2022	14,292
2023	11,590

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $4,876,000 and $6,981,000 for the three months ended March 31, 2018 and 2017, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$15,169
2020	11,961
2021	10,981
2022	9,426
2023	9,295

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense (a component of operating expense) of $437,000 for the three months ended March 31, 2018 and 2017, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$1,747
2020	1,747
2021	1,747
2022	1,747
2023	1,747

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.	Debt

On January 5, 2018, we completed a $100,000,000 refinancing of 33-00 Northern Boulevard (Center Building), a 471,000 square foot office building in Long Island City, New York. The seven-year loan is at LIBOR plus 1.80%, which was swapped to a fixed rate of 4.14%. We realized net proceeds of approximately $37,200,000 after repayment of the existing 4.43% $59,800,000 mortgage and closing costs.

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at March 31, 2018	Balance as of
		March 31, 2018	December 31, 2017
Mortgages Payable:
Fixed rate	3.53%	$5,012,026	$5,461,706
Variable rate	3.60%	3,152,692	2,742,133
Total	3.56%	8,164,718	8,203,839
Deferred financing costs, net and other		(62,480)	(66,700)
Total, net		$8,102,238	$8,137,139

Unsecured Debt:
Senior unsecured notes	4.21%	$850,000	$850,000
Deferred financing costs, net and other		(6,875)	(6,386)
Senior unsecured notes, net		843,125	843,614

Unsecured term loan	3.02%	750,000	750,000
Deferred financing costs, net and other		(886)	(1,266)
Unsecured term loan, net		749,114	748,734

Unsecured revolving credit facilities	2.72%	80,000	—

Total, net		$1,672,239	$1,592,348

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

(Amounts in thousands)
Balance, December 31, 2016	$1,278,446
Net income	3,229
Other comprehensive income	3
Distributions	(9,163)
Redemption of Class A units for Vornado common shares, at redemption value	(14,739)
Adjustments to carry redeemable Class A units at redemption value	(6,197)
Other, net	14,495
Balance, March 31, 2017	$1,266,074

Balance, December 31, 2017	$984,937
Net loss	(1,124)
Other comprehensive income	654
Distributions	(7,906)
Redemption of Class A units for Vornado common shares, at redemption value	(8,392)
Adjustments to carry redeemable Class A units at redemption value	(114,856)
Other, net	3,713
Balance, March 31, 2018	$857,026

As of March 31, 2018 and December 31, 2017, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $851,598,000 and $979,509,000, respectively.

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of March 31, 2018 and December 31, 2017. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

13.	Shareholders' Equity/Partners' Capital

On January 4 and 11, 2018, we redeemed all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares/units at their redemption price of $25.00 per share/unit, or $470,000,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption, and expensed $14,486,000 of previously capitalized issuance costs.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

14.	Accumulated Other Comprehensive Income ("AOCI")
The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)	Total	Marketable securities	Pro rata share of nonconsolidated subsidiaries' OCI		Interest rate swaps	Other
For the Three Months Ended March 31, 2018
Balance as of December 31, 2017	$128,682	$109,554	$3,769		$23,542	$(8,183)

Cumulative effect of accounting change (see Note 3)	(108,374)	(109,554)	(1,671)		2,851	—
Net current period OCI:
OCI before reclassifications	9,950	—	346		10,258	(654)
Amounts reclassified from AOCI	—	—	—		—	—
	9,950	—	346		10,258	(654)
Balance as of March 31, 2018	$30,258	$—	$2,444		$36,651	$(8,837)

For the Three Months Ended March 31, 2017
Balance as of December 31, 2016	$118,972	$130,505	$(12,058)		$8,066	$(7,541)
Net current period OCI:
OCI before reclassifications	(9,221)	(15,009)	(51)		5,842	(3)
Amounts reclassified from AOCI	9,268	—	9,268	(1)	—	—
	47	(15,009)	9,217		5,842	(3)
Balance as of March 31, 2017	$119,019	$115,496	$(2,841)		$13,908	$(7,544)
____________________

(1)	Reclassified upon receipt of proceeds related to the sale of an investment by a nonconsolidated subsidiary.

15.	Variable Interest Entities ("VIEs")

Unconsolidated VIEs

As of March 31, 2018 and December 31, 2017, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 8 – Investments in Partially Owned Entities). As of March 31, 2018 and December 31, 2017, the net carrying amount of our investments in these entities was $341,516,000 and $352,925,000, respectively, and our maximum exposure to loss in these entities is limited to our investments.

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

As of March 31, 2018, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,575,404,000 and $1,828,460,000, respectively. As of December 31, 2017, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,561,062,000 and $1,753,798,000, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units, Series D-13 cumulative redeemable preferred units, and 6.625% Series G and Series I cumulative redeemable preferred units which were redeemed on January 4 and 11, 2018 (see Note 13 - Shareholders' Equity/Partners' Capital)). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at March 31, 2018 and December 31, 2017, respectively.

(Amounts in thousands)	As of March 31, 2018
	Total	Level 1	Level 2	Level 3
Marketable securities	$149,766	$149,766	$—	$—
Real estate fund investments	336,552	—	—	336,552
Deferred compensation plan assets ($11,392 included in restricted cash and $98,133 in other assets)	109,525	70,040	—	39,485
Interest rate swaps (included in other assets)	36,678	—	36,678	—
Total assets	$632,521	$219,806	$36,678	$376,037

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—

(Amounts in thousands)	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Marketable securities	$182,752	$182,752	$—	$—
Real estate fund investments	354,804	—	—	354,804
Deferred compensation plan assets ($11,545 included in restricted cash and $97,633 in other assets)	109,178	69,050	—	40,128
Interest rate swaps (included in other assets)	27,472	—	27,472	—
Total assets	$674,206	$251,802	$27,472	$394,932

Mandatorily redeemable instruments (included in other liabilities)	$520,561	$520,561	$—	$—
Interest rate swaps (included in other liabilities)	1,052	—	1,052	—
Total liabilities	$521,613	$520,561	$1,052	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

As of March 31, 2018, we had four real estate fund investments with an aggregate fair value of $336,552,000, or $77,678,000 in excess of cost. These investments are classified as Level 3. We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.8 to 4.8 years. Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor. Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at March 31, 2018 and December 31, 2017.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Discount rates	10.0% to 15.1%	2.0% to 14.9%	12.6%	11.9%
Terminal capitalization rates	4.7% to 5.8%	4.7% to 6.7%	5.6%	5.5%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$354,804	$462,132
Dispositions	(20,291)	—
Purchases	2,950	—
Net realized (loss) gain on exited investments	(911)	241
Net unrealized loss on held investments	—	(7,187)
Other, net	—	(240)
Ending balance	$336,552	$454,946

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16.	Fair Value Measurements - continued
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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Beginning balance	$40,128	$57,444
Purchases	14	463
Sales	(1,635)	(2,737)
Realized and unrealized gains	678	1,075
Other, net	300	665
Ending balance	$39,485	$56,910

Fair Value Measurements on a Nonrecurring Basis

There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets at March 31, 2018 and December 31, 2017.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair values of our secured and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2018 and December 31, 2017.

(Amounts in thousands)	As of March 31, 2018			As of December 31, 2017
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,110,550		$1,111,000	$1,500,227		$1,500,000
Debt:
Mortgages payable	$8,164,718		$8,124,000	$8,203,839		$8,194,000
Senior unsecured notes	850,000		853,000	850,000		878,000
Unsecured term loan	750,000		750,000	750,000		750,000
Unsecured revolving credit facilities	80,000		80,000	—		—
Total	$9,844,718	(1)	$9,807,000	$9,803,839	(1)	$9,822,000
____________________

(1)	Excludes $70,241 and $74,352 of deferred financing costs, net and other as of March 31, 2018 and December 31, 2017, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Stock-based Compensation

Vornado’s 2010 Omnibus Share Plan (the "Plan") provides the Compensation Committee of our Board of Trustees (the "Committee") the ability to grant incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units, out-performance plan awards and appreciation-only long-term incentive plan units ("AO LTIP Units") to certain of our employees and officers. We account for all equity-based compensation in accordance with ASC 718. Equity-based compensation expense was $13,669,000 and $13,559,000 for the three months ended March 31, 2018 and 2017, respectively.

AO LTIP Units

On January 12, 2018, the Committee approved the issuance of AO LTIP Units pursuant to the Plan to certain of our officers and employees.  In connection with the approval of AO LTIP Units, Vornado, in its capacity as sole general partner of the Operating Partnership, amended the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Partnership Agreement”) in order to establish the terms of the new class of partnership interests known as AO LTIP Units.

AO LTIP Units are a class of partnership interests in the Operating Partnership that are intended to qualify as “profits interests” for federal income tax purposes and generally only allow the recipient to realize value to the extent the fair market value of a Vornado common share exceeds the threshold level set at the time the AO LTIP Units are granted, subject to any vesting conditions applicable to the award. The threshold level is intended to be equal to 100% of the then fair market value of a Vornado common share on the date of grant.  The value of vested AO LTIP Units is realized through conversion of the AO LTIP Units into Class A Operating Partnership units.  The number of Class A Units into which vested AO LTIP Units may be converted is determined based on the quotient of (i) the excess of the conversion value on the conversion date over the threshold value designated at the time the AO LTIP Unit was granted, divided by (ii) the conversion value on the conversion date.  The “conversion value” is the value of a Vornado common share on the conversion date multiplied by the Conversion Factor as defined in the Partnership Agreement, which is currently one.  AO LTIP Units vest ratably over four years and have a term of ten years from the grant date. The fair value of the AO LTIP Units on the date of grant was $3,484,000, of which $622,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service). The remaining $2,862,000 is being amortized into expense over a four-year period from the date of grant using a graded vesting attribution model.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Stock-based Compensation - continued

2018 Outperformance Plan (“2018 OPP”)

On March 15, 2018, the Committee approved the 2018 OPP, a multi-year, $35,000,000 performance-based equity compensation plan of which $27,354,000 was granted to senior executives.  The fair value of the 2018 OPP granted was $10,283,000, of which $8,040,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service). The remaining $2,243,000 is being amortized into expense over a five-year period from the date of grant using a graded vesting attribution model.

Under the 2018 OPP, participants have the opportunity to earn compensation payable in the form of equity awards if Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperforms the market with respect to relative total TSR during the three-year performance period (the “Performance Period”) from March 15, 2018 to March 15, 2021 (the “Measurement Date”).  Specifically, awards under the 2018 OPP may potentially be earned if Vornado (i) achieves a TSR above a benchmark weighted index (the “Index”) comprised 70% of the SNL US Office REIT Index and 30% of the SNL US Retail Index over the Performance Period (the “Relative Component”), and/or (ii) achieves a TSR greater than 21% over the Performance Period (the “Absolute Component”).  The value of awards under the Relative Component and Absolute Component will be calculated separately and will each be subject to an aggregate $35,000,000 maximum award cap for all participants. The two components will be added together to determine the aggregate award size, which shall also be subject to the aggregate $35,000,000 maximum award cap for all participants.  In the event awards are earned under the Absolute Component, but Vornado underperforms the Index by more than 200 basis points per annum over the Performance Period (600 basis points over the three years), the amount earned under the Absolute Component will be reduced (and potentially fully negated) based on the degree by which the Index exceeds Vornado’s TSR. In the event awards are earned under the Relative Component, but Vornado fails to achieve a TSR of at least 3% per annum, awards earned under the Relative Component will be reduced on a ratable sliding scale based on Vornado’s absolute TSR performance, with awards earned under the Relative Component being reduced by a maximum of 50% in the event Vornado’s TSR during the Measurement Period is 0% or negative.  If the designated performance objectives are achieved, awards under the 2018 OPP will vest ratably on the Measurement Date and the first and second anniversary of the Measurement Date.  In addition, all of Vornado’s Named Executive Officers (as defined in Vornado’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on April 6, 2018) are required to hold any earned and vested awards for one year following each such vesting date. Dividends on awards granted under the 2018 OPP accrue during the Performance Period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.

18.	Interest and Other Investment (Loss) Income, Net

The following table sets forth the details of interest and other investment (loss) income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Decrease in fair value of marketable securities (see Note 7 for details)	$(32,986)	$—
Dividends on marketable securities	3,353	3,307
Interest on loans receivable	743	743
Other, net	4,506	2,645
	$(24,384)	$6,695

19.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Interest expense	$94,788	$84,970
Amortization of deferred financing costs	8,104	8,569
Capitalized interest and debt expense	(14,726)	(10,815)
	$88,166	$82,724

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2018	2017
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$10,021	$49,519
(Loss) income from discontinued operations, net of income attributable to noncontrolling interests	(341)	14,362
Net income attributable to Vornado	9,680	63,881
Preferred share dividends	(13,035)	(16,129)
Preferred share issuance costs	(14,486)	—
Net (loss) income attributable to common shareholders	(17,841)	47,752
Earnings allocated to unvested participating securities	(11)	(15)
Numerator for basic and diluted (loss) income per share	$(17,852)	$47,737

Denominator:
Denominator for basic (loss) income per share – weighted average shares	190,081	189,210
Effect of dilutive securities(1):
Employee stock options and restricted share awards	—	1,162
Denominator for diluted (loss) income per share – weighted average shares and assumed conversions	190,081	190,372

(LOSS) INCOME PER COMMON SHARE – BASIC:
(Loss) income from continuing operations, net	$(0.09)	$0.18
Income from discontinued operations, net	—	0.07
Net (loss) income per common share	$(0.09)	$0.25

(LOSS) INCOME PER COMMON SHARE – DILUTED:
(Loss) income from continuing operations, net	$(0.09)	$0.18
Income from discontinued operations, net	—	0.07
Net (loss) income per common share	$(0.09)	$0.25
____________________

(1)
The effect of dilutive securities for the three months ended March 31, 2018 and 2017 excludes an aggregate of 13,334 and 12,405 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2018	2017
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$8,919	$51,792
(Loss) income from discontinued operations	(363)	15,318
Net income attributable to Vornado Realty L.P.	8,556	67,110
Preferred unit distributions	(13,084)	(16,178)
Preferred unit issuance costs	(14,486)	—
Net (loss) income attributable to Class A unitholders	(19,014)	50,932
Earnings allocated to unvested participating securities	(771)	(1,018)
Numerator for basic and diluted (loss) income per Class A unit	$(19,785)	$49,914

Denominator:
Denominator for basic (loss) income per Class A unit – weighted average units	201,929	200,845
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	—	1,802
Denominator for diluted (loss) income per Class A unit – weighted average units and assumed conversions	201,929	202,647

(LOSS) INCOME PER CLASS A UNIT – BASIC:
(Loss) income from continuing operations, net	$(0.10)	$0.17
Income from discontinued operations, net	—	0.08
Net (loss) income per Class A unit	$(0.10)	$0.25

(LOSS) INCOME PER CLASS A UNIT – DILUTED:
(Loss) income from continuing operations, net	$(0.10)	$0.17
Income from discontinued operations, net	—	0.08
Net (loss) income per Class A unit	$(0.10)	$0.25
____________________

(1)
The effect of dilutive securities for the three months ended March 31, 2018 and 2017 excludes an aggregate of 1,446 and 130 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Commitments and Contingencies - continued

Insurance - continued

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third-party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,601,000 and 18% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.

We continue to monitor the state of the insurance market and the scope and cost of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our debt instruments, consisting of mortgage loans secured by our properties which are generally non-recourse to us, senior unsecured notes and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable cost in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties and expand our portfolio.

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

Generally, our mortgage loans are non-recourse to us. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of March 31, 2018, the aggregate dollar amount of these guarantees and master leases is approximately $647,000,000.

As of March 31, 2018, $8,921,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

In September 2016, our 50.1% joint venture with Related Companies ("Related") was designated by Empire State Development ("ESD"), an entity of New York State, to redevelop the historic Farley Post Office Building. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.

As of March 31, 2018, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $52,000,000.

As of March 31, 2018, we have construction commitments aggregating approximately $389,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.	Segment Information
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

Below is a reconciliation of net income to NOI for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Net income	$282	$73,847

Deduct:
Loss (income) from partially owned entities	9,904	(1,358)
Loss (income) from real estate fund investments	8,807	(268)
Interest and other investment loss (income), net	24,384	(6,695)
Net gains on disposition of wholly owned and partially owned assets	—	(501)
Loss (income) from discontinued operations	363	(15,318)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(16,338)

Add:
Depreciation and amortization expense	108,686	105,128
General and administrative expense	43,633	47,237
Transaction related costs and other	13,156	752
NOI from partially owned entities	67,513	66,097
Interest and debt expense	88,166	82,724
Income tax expense	1,454	1,851
NOI at share	349,036	337,158
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(17,948)	(20,481)
NOI at share - cash basis	$331,088	$316,677

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.    Segment Information - continued
Below is a summary of NOI by segment for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31, 2018
	Total	New York	Other
Total revenues	$536,437	$448,484	$87,953
Operating expenses	237,602	197,916	39,686
NOI - consolidated	298,835	250,568	48,267
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(11,745)	(5,567)
Add: Our share of NOI from partially owned entities	67,513	49,773	17,740
NOI at share	349,036	288,596	60,440
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(17,948)	(17,323)	(625)
NOI at share - cash basis	$331,088	$271,273	$59,815

(Amounts in thousands)	For the Three Months Ended March 31, 2017
	Total	New York	Other
Total revenues	$508,058	$426,239	$81,819
Operating expenses	220,659	183,107	37,552
NOI - consolidated	287,399	243,132	44,267
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,338)	(11,439)	(4,899)
Add: Our share of NOI from partially owned entities	66,097	45,462	20,635
NOI at share	337,158	277,155	60,003
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(20,481)	(18,372)	(2,109)
NOI at share - cash basis	$316,677	$258,783	$57,894

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of March 31, 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended; and in our report dated February 12, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of March 31, 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended; and in our report dated February 12, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q.  We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2018.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.4% of the common limited partnership interest in, the Operating Partnership as of March 31, 2018.  All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends.  See "Risk Factors" in Item 1A for additional information regarding these factors.

Vornado Realty Trust

Quarter Ended March 31, 2018 Financial Results Summary

Net loss attributable to common shareholders for the quarter ended March 31, 2018 was $17,841,000, or $0.09 per diluted share, compared to net income attributable to common shareholders of $47,752,000, or $0.25 per diluted share, for the prior year’s quarter.  The quarters ended March 31, 2018 and 2017 include certain items that impact net (loss) income attributable to common shareholders, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders for the quarter ended March 31, 2018 by $74,229,000, or $0.39 per diluted share, and increased net income attributable to common shareholders for the quarter ended March 31, 2017 by $879,000, or $0.00 per diluted share.

Funds From Operations ("FFO") attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2018 was $102,479,000, or $0.54 per diluted share, compared to $205,729,000, or $1.08 per diluted share, for the prior year’s quarter.  FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2018 and 2017 include certain items that impact FFO, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2018 by $71,363,000, or $0.37 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2017 by $45,624,000, or $0.24 per diluted share.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Certain expense (income) items that impact net (loss) income attributable to common shareholders:
Decrease in fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018	$34,660	$—
Our share of potential additional New York City transfer taxes based on a Tax Tribunal interpretation which Vornado is appealing	23,503	—
Preferred share issuance costs	14,486	—
666 Fifth Avenue Office Condominium (49.5% interest)	3,492	10,197
Our share of real estate fund investments (excluding our $4,252 share of One Park Avenue potential additional transfer taxes and reduction in carried interest)	(814)	3,235
Loss (income) from discontinued operations (primarily related to JBG SMITH Properties operating results and transaction costs through July 17, 2017 spin-off)	363	(15,318)
Other	3,420	949
	79,110	(937)
Noncontrolling interests' share of above adjustments	(4,881)	58
Total of certain expense (income) items that impact net (loss) income attributable to common shareholders	$74,229	$(879)

Overview - continued

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Decrease in fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018	$34,660	$—
Our share of potential additional New York City transfer taxes based on a Tax Tribunal interpretation which Vornado is appealing	23,503	—
Preferred share issuance costs	14,486	—
Our share of real estate fund investments (excluding our $4,252 share of One Park Avenue potential additional transfer taxes and reduction in carried interest)	(814)	3,235
FFO from discontinued operations (primarily related to JBG SMITH Properties operating results and transaction costs through July 17, 2017 spin-off)	363	(48,093)
666 Fifth Avenue Office Condominium (49.5% interest)	137	(3,553)
Other	3,721	(249)
	76,056	(48,660)
Noncontrolling interests' share of above adjustments	(4,693)	3,036
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions	$71,363	$(45,624)

Vornado Realty L.P.

Quarter Ended March 31, 2018 Financial Results Summary

Net loss attributable to Class A unitholders for the quarter ended March 31, 2018 was $19,014,000, or $0.10 per diluted Class A unit, compared to net income attributable to Class A unitholders of $50,932,000, or $0.25 per diluted Class A unit, for the prior year’s quarter.  The quarters ended March 31, 2018 and 2017 include certain items that impact net (loss) income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items increased net loss attributable to Class A unitholders for the quarter ended March 31, 2018 by $79,110,000, or $0.39 per diluted Class A unit, and increased net income attributable to Class A unitholders for the quarter ended March 31, 2017 by $937,000, or $0.00 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Certain expense (income) items that impact net (loss) income attributable to Class A unitholders:
Decrease in fair value of marketable securities resulting from a new GAAP accounting standard effective January 1, 2018	$34,660	$—
Our share of potential additional New York City transfer taxes based on a Tax Tribunal interpretation which Vornado is appealing	23,503	—
Preferred unit issuance costs	14,486	—
666 Fifth Avenue Office Condominium (49.5% interest)	3,492	10,197
Our share of real estate fund investments (excluding our $4,252 share of One Park Avenue potential additional transfer taxes and reduction in carried interest)	(814)	3,235
Loss (income) from discontinued operations (primarily related to JBG SMITH Properties operating results and transaction costs through July 17, 2017 spin-off)	363	(15,318)
Other	3,420	949
Total of certain expense (income) items that impact net (loss) income attributable to Class A unitholders	$79,110	$(937)

Overview - continued

Vornado Realty Trust and Vornado Realty L.P.

Same Store Net Operating Income ("NOI")

The percentage increase (decrease) in same store NOI and same store NOI - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	New York		theMART		555 California Street
Same store NOI at share % increase (decrease):
Three months ended March 31, 2018 compared to March 31, 2017	4.0%	(1)	3.4%		12.3%
Three months ended March 31, 2018 compared to December 31, 2017	(5.6)%	(1)	10.7%	(2)	12.6%

Same store NOI at share - cash basis % increase (decrease):
Three months ended March 31, 2018 compared to March 31, 2017	5.6%	(1)	10.0%		13.3%
Three months ended March 31, 2018 compared to December 31, 2017	(4.5)%	(1)	10.9%	(2)	7.6%
____________________

		Increase (Decrease)
(1)	Excluding Hotel Pennsylvania - same store NOI at share % increase (decrease):
	Three months ended March 31, 2018 compared to March 31, 2017	3.7%
	Three months ended March 31, 2018 compared to December 31, 2017	(2.2)%

	Excluding Hotel Pennsylvania - same store NOI at share - cash basis % increase (decrease):
	Three months ended March 31, 2018 compared to March 31, 2017	5.3%
	Three months ended March 31, 2018 compared to December 31, 2017	(0.8)%
(2) Excluding tradeshows seasonality, same store NOI at share and same store NOI at share - cash basis decreased by 0.7% and 0.5%, respectively.

Calculations of same store NOI, reconciliations of our net income to NOI, NOI - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Acquisition

On February 9, 2018, we acquired 537 West 26th Street, a 14,000 square foot commercial property adjacent to our 260 Eleventh Avenue office property and 55,000 square feet of additional zoning air rights, for $44,000,000.

Disposition

On January 17, 2018, Vornado Capital Partners Real Estate Fund (the "Fund") completed the sale of the retail condominium at 11 East 68th Street, a property located on Madison Avenue and 68th Street, for $82,000,000. From the inception of this investment through its disposition, the Fund realized a $46,259,000 net gain.

Financings

On January 4 and 11, 2018, we redeemed all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares/units at their redemption price of $25.00 per share/unit, or $470,000,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption, and expensed $14,486,000 of previously capitalized issuance costs.

On January 5, 2018, we completed a $100,000,000 refinancing of 33-00 Northern Boulevard (Center Building), a 471,000 square foot office building in Long Island City, New York. The seven-year loan is at LIBOR plus 1.80%, which was swapped to a fixed rate of 4.14%. We realized net proceeds of approximately $37,200,000 after repayment of the existing 4.43% $59,800,000 mortgage and closing costs.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2018, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, described in Note 3 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Literature

Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

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

(Square feet in thousands)	New York
	Office		Retail		theMART	555 California Street
Three Months Ended March 31, 2018
Total square feet leased	424		77		119	89
Our share of square feet leased:	359		77		119	62
Initial rent(1)	$82.07		$212.03		$50.39	$85.89
Weighted average lease term (years)	10.5		4.5		5.7	7.1
Second generation relet space:
Square feet	285		77		113	30
GAAP basis:
Straight-line rent(2)	$85.11		$222.11		$51.08	$99.34
Prior straight-line rent	$52.39		$253.14		$37.40	$71.29
Percentage increase (decrease)	62.5%	(3)	(12.3)%	(4)	36.6%	39.3%
Cash basis:
Initial rent(1)	$83.96		$212.03		$50.31	$96.68
Prior escalated rent	$55.87		$265.50		$39.31	$82.61
Percentage increase (decrease)	50.3%	(3)	(20.1)%	(4)	28.0%	17.0%
Tenant improvements and leasing commissions:
Per square foot	$97.99		$63.26		$23.89	$82.65
Per square foot per annum	$9.33		$14.06		$4.19	$11.64
Percentage of initial rent	11.4%		6.6%		8.3%	13.6%
____________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	Excluding a single lease at 770 Broadway for 77 square feet, the GAAP and cash basis mark-to-markets were positive 20.2% and 12.5%, respectively.

(4)	Excluding a single lease at 435 Seventh Avenue for 43 square feet, the GAAP and cash basis mark-to-markets were positive 19.2% and 4.9%, respectively.

Overview - continued

Square Footage (in service) and Occupancy as of March 31, 2018

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	20,241	16,965	96.8%
Retail (includes retail properties that are in the base of our office properties)	72	2,671	2,421	96.7%
Residential - 1,696 units	11	1,568	835	96.9%
Alexander's, including 312 residential units	7	2,437	790	99.1%
Hotel Pennsylvania	1	1,400	1,400
		28,317	22,411	96.9%
Other:
theMART	3	3,693	3,684	99.1%
555 California Street	3	1,741	1,219	97.8%
Other	11	2,522	1,187	93.6%
		7,956	6,090

Total square feet as of March 31, 2018		36,273	28,501

Square Footage (in service) and Occupancy as of December 31, 2017

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	20,256	16,982	97.1%
Retail (includes retail properties that are in the base of our office properties)	71	2,720	2,471	96.9%
Residential - 1,697 units	11	1,568	835	96.7%
Alexander's, including 312 residential units	7	2,437	790	99.3%
Hotel Pennsylvania	1	1,400	1,400
		28,381	22,478	97.2%
Other:
theMART	3	3,689	3,680	98.6%
555 California Street	3	1,741	1,219	94.2%
Other	11	2,525	1,188	93.6%
		7,955	6,087

Total square feet as of December 31, 2017		36,336	28,565

Net Operating Income by Segment for the Three Months Ended March 31, 2018 and 2017

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

Below is a summary of NOI by segment for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31, 2018
	Total	New York	Other
Total revenues	$536,437	$448,484	$87,953
Operating expenses	237,602	197,916	39,686
NOI - consolidated	298,835	250,568	48,267
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(11,745)	(5,567)
Add: Our share of NOI from partially owned entities	67,513	49,773	17,740
NOI at share	349,036	288,596	60,440
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(17,948)	(17,323)	(625)
NOI at share - cash basis	$331,088	$271,273	$59,815

(Amounts in thousands)	For the Three Months Ended March 31, 2017
	Total	New York	Other
Total revenues	$508,058	$426,239	$81,819
Operating expenses	220,659	183,107	37,552
NOI - consolidated	287,399	243,132	44,267
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,338)	(11,439)	(4,899)
Add: Our share of NOI from partially owned entities	66,097	45,462	20,635
NOI at share	337,158	277,155	60,003
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(20,481)	(18,372)	(2,109)
NOI at share - cash basis	$316,677	$258,783	$57,894

Net Operating Income by Segment for the Three Months Ended March 31, 2018 and 2017 - continued

The elements of our New York and Other NOI for the three months ended March 31, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
New York:
Office	$187,156	$174,724
Retail	87,909	89,048
Residential	6,141	6,278
Alexander's	11,575	11,743
Hotel Pennsylvania	(4,185)	(4,638)
Total New York	288,596	277,155

Other:
theMART	26,875	25,889
555 California Street	13,511	12,034
Other investments	20,054	22,080
Total Other	60,440	60,003

NOI at share	$349,036	$337,158

The elements of our New York and Other NOI - cash basis for the three months ended March 31, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
New York:
Office	$178,199	$166,339
Retail	79,589	79,419
Residential	5,599	5,542
Alexander's	12,039	12,088
Hotel Pennsylvania	(4,153)	(4,605)
Total New York	271,273	258,783

Other:
theMART	27,079	24,532
555 California Street	12,826	11,325
Other investments	19,910	22,037
Total Other	59,815	57,894

NOI at share - cash basis	$331,088	$316,677

Reconciliation of Net Income to Net Operating Income for the Three Months Ended March 31, 2018 and 2017

Below is a reconciliation of net income to NOI for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Net income	$282	$73,847

Deduct:
Loss (income) from partially owned entities	9,904	(1,358)
Loss (income) from real estate fund investments	8,807	(268)
Interest and other investment loss (income), net	24,384	(6,695)
Net gains on disposition of wholly owned and partially owned assets	—	(501)
Loss (income) from discontinued operations	363	(15,318)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(16,338)

Add:
Depreciation and amortization expense	108,686	105,128
General and administrative expense	43,633	47,237
Transaction related costs and other	13,156	752
NOI from partially owned entities	67,513	66,097
Interest and debt expense	88,166	82,724
Income tax expense	1,454	1,851
NOI at share	349,036	337,158
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(17,948)	(20,481)
NOI at share - cash basis	$331,088	$316,677

NOI by Region

Below is a summary of the percentages of NOI by geographic region.

	For the Three Months Ended March 31,
	2018	2017
Region:
New York City metropolitan area	88%	88%
Chicago, IL	8%	8%
San Francisco, CA	4%	4%
	100%	100%

Results of Operations – Three Months Ended March 31, 2018 Compared to March 31, 2017

Revenues
Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $536,437,000 for the three months ended March 31, 2018 compared to $508,058,000 for the prior year’s quarter, an increase of $28,379,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$2,816	$2,816	$—
Development and redevelopment	(125)	(266)	141
Hotel Pennsylvania	1,757	1,757	—
Trade shows	391	—	391
Same store operations	20,379	16,717	3,662
	25,218	21,024	4,194
Tenant expense reimbursements:
Acquisitions, dispositions and other	14	14	—
Development and redevelopment	140	(52)	192
Same store operations	1,123	989	134
	1,277	951	326
Fee and other income:
BMS cleaning fees	3,284	4,030	(746)
Management and leasing fees	489	454	35
Lease termination fees	(3,505)	(3,419)	(86)
Other income	1,616	(795)	2,411
	1,884	270	1,614

Total increase in revenues	$28,379	$22,245	$6,134

Results of Operations – Three Months Ended March 31, 2018 Compared to March 31, 2017 - continued

Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, (income) expense from deferred compensation plan liability, and transaction related costs and other, were $402,673,000 for the three months ended March 31, 2018, compared to $376,245,000 for the prior year’s quarter, an increase of $26,428,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$366	$366		$—
Development and redevelopment	384	(278)		662
Non-reimbursable expenses, including bad debt reserves	1,856	1,870		(14)
Hotel Pennsylvania	1,304	1,304		—
Trade shows	112	—		112
BMS expenses	2,591	3,307		(716)
Same store operations	10,330	8,240		2,090
	16,943	14,809		2,134
Depreciation and amortization:
Acquisitions, dispositions and other	78	78		—
Development and redevelopment	3,185	3,150		35
Same store operations	295	(1,549)		1,844
	3,558	1,679		1,879

General and administrative	(3,604)	(1,127)		(2,477)

(Income) expense from deferred compensation plan liability	(2,873)	—		(2,873)	(1)

Transaction related costs and other	12,404	13,103	(2)	(699)

Total increase (decrease) in expenses	$26,428	$28,464		$(2,036)
____________________

(1)	This decrease in expense is entirely offset by a corresponding increase in "(loss) income from deferred compensation plan assets" on our consolidated statements of income.

(2)	Potential additional New York City real property transfer tax ("Transfer Tax") related to the December 2012 acquisition of Independence Plaza.

(Loss) Income from Partially Owned Entities

Below are the components of (loss) income from partially owned entities for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	Ownership Percentage at March 31, 2018	For the Three Months Ended March 31,
		2018	2017
Equity in Net (Loss) Income:
Partially owned office buildings(1)	Various	$(4,283)	$810
Alexander's(2)	32.4%	(2,001)	8,401
Urban Edge Properties	4.5%	(641)	1,300
Pennsylvania Real Estate Investment Trust	8.0%	(429)	(2,830)
Other investments(3)	Various	(2,550)	(6,323)
		$(9,904)	$1,358
____________________

(1)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others. 2018 includes our $4,978 share of potential additional Transfer Tax related to the March 2011 acquisition of One Park Avenue.

(2)	2018 includes our $7,708 share of Alexander's potential additional Transfer Tax.

(3)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Condominium and others.

Results of Operations – Three Months Ended March 31, 2018 Compared to March 31, 2017 - continued

(Loss) Income from Real Estate Fund Investments
Below are the components of the (loss) income from our real estate fund investments for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Net investment income	$2,734	$7,214
Transfer Tax	(10,630)	—
Net realized (loss) gain on exited investments	(911)	241
Net unrealized loss on held investments	—	(7,187)
(Loss) income from real estate fund investments	(8,807)	268
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	5,369	(3,503)
Loss from real estate fund investments attributable to the Operating Partnership (2018 includes $4,252 of loss related to One Park Avenue potential additional transfer taxes and reduction in carried interest) (1)	(3,438)	(3,235)
Less loss attributable to noncontrolling interests in the Operating Partnership	212	202
Loss from real estate fund investments attributable to Vornado	$(3,226)	$(3,033)
____________________

(1)
Excludes $440 and $1,000 of management and leasing fees for the three months ended March 31, 2018 and 2017, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment (Loss) Income, net

Below are the components of interest and other investment (loss) income, net for the three months ended March 31, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Decrease in fair value of marketable securities(1)	$(32,986)	$—
Dividends on marketable securities	3,353	3,307
Interest on loans receivable	743	743
Other, net	4,506	2,645
	$(24,384)	$6,695
____________________

(1)
On January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in "accumulated other comprehensive income" on our consolidated balance sheets.

Interest and Debt Expense

Interest and debt expense was $88,166,000 for the three months ended March 31, 2018, compared to $82,724,000 in the prior year’s quarter, an increase of $5,442,000. This increase was primarily due to (i) $5,895,000 of higher interest expense relating to our variable rate loans, (ii) $2,827,000 of higher interest expense on our $750,000,000 delayed draw term loan which was fully drawn in October 2017, (iii) $1,231,000 of higher interest expense from the refinancing of 33-00 Northern Boulevard including prepayment expense, partially offset by (iv) $3,911,000 higher capitalized interest and debt expense.

Income Tax Expense

For the three months ended March 31, 2018, income tax expense was $1,454,000, compared to $1,851,000 for the prior year’s quarter, a decrease of $397,000.

Results of Operations – Three Months Ended March 31, 2018 Compared to March 31, 2017 - continued

(Loss) Income from Discontinued Operations

The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended March 31, 2018 and 2017, substantially all of which is related to our former Washington, DC business which was spun-off on July 17, 2017.

(Amounts in thousands)	For the Three Months Ended March 31,
	2018	2017
Total revenues	$354	$116,283
Total expenses	717	95,712
	(363)	20,571
JBG SMITH Properties spin-off transaction costs	—	(7,253)
Net gains on sale of real estate, a lease position and other	—	2,354
Pretax (loss) income from discontinued operations	(363)	15,672
Income tax expense	—	(354)
(Loss) income from discontinued operations	$(363)	$15,318

Net (Loss) Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net loss attributable to noncontrolling interests in consolidated subsidiaries was $8,274,000 for the three months ended March 31, 2018, compared to income of $6,737,000 for the prior year’s quarter, a decrease in income of $15,011,000.  This decrease resulted primarily from $6,538,000 of potential additional Transfer Tax allocated to the noncontrolling interests related to the December 2012 acquisition of Independence Plaza and $6,378,000 of potential additional Transfer Tax allocated to noncontrolling interests of our real estate fund investments related to the March 2011 acquisition of One Park Avenue.

Net (Loss) Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net loss attributable to noncontrolling interests in the Operating Partnership was $1,124,000 for the three months ended March 31, 2018, compared to income of $3,229,000 for the prior year’s quarter, a decrease in income of $4,353,000.  This decrease resulted primarily from lower net income subject to allocation to Class A unitholders.

Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $13,035,000 for the three months ended March 31, 2018, compared to $16,129,000 for the prior year’s quarter, a decrease of $3,094,000.  The decrease is comprised of $7,288,000 of savings from the redemption of all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares in January 2018, partially offset by a $4,194,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred shares in December 2017.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $13,084,000 for the three months ended March 31, 2018, compared to $16,178,000 for the prior year’s quarter, a decrease of $3,094,000.  The decrease is comprised of $7,288,000 of savings from the redemption of all the outstanding 6.625% Series G and Series I cumulative redeemable preferred units in January 2018, partially offset by a $4,194,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred units in December 2017.

Preferred Share/Unit Issuance Costs
In the three months ended March 31, 2018, we recognized a $14,486,000 expense in connection with the write-off of issuance costs upon the redemption of all the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares/units in January 2018.

Results of Operations – Three Months Ended March 31, 2018 Compared to March 31, 2017 - continued

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

Below are reconciliations of NOI to same store NOI for our New York segment, theMART and 555 California Street for the three months ended March 31, 2018 compared to March 31, 2017.

(Amounts in thousands)	New York		theMART	555 California Street
NOI at share for the three months ended March 31, 2018	$288,596		$26,875	$13,511
Less NOI at share from:
Acquisitions	(350)		(85)	—
Dispositions	40		—	—
Development properties placed into and out of service	(412)		—	—
Lease termination income, net of straight-line and FAS 141 adjustments	(1,127)		—	—
Other non-operating income, net	(579)		—	—
Same store NOI at share for the three months ended March 31, 2018	$286,168		$26,790	$13,511

NOI at share for the three months ended March 31, 2017	$277,155		$25,889	$12,034
Less NOI at share from:
Acquisitions	—		31	—
Dispositions	(228)		—	—
Development properties placed into and out of service	16		—	—
Lease termination income, net of straight-line and FAS 141 adjustments	(638)		(20)	—
Other non-operating income, net	(1,084)		—	—
Same store NOI at share for the three months ended March 31, 2017	$275,221		$25,900	$12,034

Increase in same store NOI at share for the three months ended March 31, 2018 compared to March 31, 2017	$10,947		$890	$1,477

% increase in same store NOI at share	4.0%	(1)	3.4%	12.3%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 3.7%.

Results of Operations – Three Months Ended March 31, 2018 Compared to March 31, 2017 - continued

Same Store Net Operating Income - continued
Below are reconciliations of NOI - cash basis to same store NOI - cash basis for our New York segment, theMART and 555 California Street for the three months ended March 31, 2018 compared to March 31, 2017.

(Amounts in thousands)	New York		theMART	555 California Street
NOI at share - cash basis for the three months ended March 31, 2018	$271,273		$27,079	$12,826
Less NOI at share - cash basis from:
Acquisitions	(200)		(85)	—
Dispositions	40		—	—
Development properties placed into and out of service	(603)		—	—
Lease termination income	(1,061)		—	—
Other non-operating income, net	(579)		—	—
Same store NOI at share - cash basis for the three months ended March 31, 2018	$268,870		$26,994	$12,826

NOI at share - cash basis for the three months ended March 31, 2017	$258,783		$24,532	$11,325
Less NOI at share - cash basis from:
Acquisitions	—		31	—
Dispositions	(228)		—	—
Development properties placed into and out of service	106		—	—
Lease termination income	(3,030)		(31)	—
Other non-operating income, net	(1,029)		—	—
Same store NOI at share - cash basis for the three months ended March 31, 2017	$254,602		$24,532	$11,325

Increase in same store NOI at share - cash basis for the three months ended March 31, 2018 compared to March 31, 2017	$14,268		$2,462	$1,501

% increase in same store NOI at share - cash basis	5.6%	(1)	10.0%	13.3%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 5.3%.

SUPPLEMENTAL INFORMATION

Net Operating Income by Segment for the Three Months Ended March 31, 2018 and December 31, 2017

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

Below is a summary of NOI by segment for the three months ended March 31, 2018 and December 31, 2017.

(Amounts in thousands)	For the Three Months Ended March 31, 2018
	Total	New York	Other
Total revenues	$536,437	$448,484	$87,953
Operating expenses	237,602	197,916	39,686
NOI - consolidated	298,835	250,568	48,267
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(11,745)	(5,567)
Add: Our share of NOI from partially owned entities	67,513	49,773	17,740
NOI at share	349,036	288,596	60,440
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(17,948)	(17,323)	(625)
NOI at share - cash basis	$331,088	$271,273	$59,815

(Amounts in thousands)	For the Three Months Ended December 31, 2017
	Total	New York	Other
Total revenues	$536,226	$462,597	$73,629
Operating expenses	225,011	195,421	29,590
NOI - consolidated	311,215	267,176	44,039
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,533)	(11,648)	(4,885)
Add: Our share of NOI from partially owned entities	69,175	48,700	20,475
NOI at share	363,857	304,228	59,629
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(21,579)	(21,441)	(138)
NOI at share - cash basis	$342,278	$282,787	$59,491

SUPPLEMENTAL INFORMATION - CONTINUED

Net Operating Income by Segment for the Three Months Ended March 31, 2018 and December 31, 2017 - continued

The elements of our New York and Other NOI for the three months ended March 31, 2018 and December 31, 2017 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	March 31, 2018	December 31, 2017
New York:
Office	$187,156	$189,481
Retail	87,909	90,853
Residential	6,141	5,920
Alexander's	11,575	11,656
Hotel Pennsylvania	(4,185)	6,318
Total New York	288,596	304,228

Other:
theMART	26,875	24,249
555 California Street	13,511	12,003
Other investments	20,054	23,377
Total Other	60,440	59,629

NOI at share	$349,036	$363,857

The elements of our New York and Other NOI - cash basis for the three months ended March 31, 2018 and December 31, 2017 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	March 31, 2018	December 31, 2017
New York:
Office	$178,199	$175,787
Retail	79,589	83,320
Residential	5,599	5,325
Alexander's	12,039	12,004
Hotel Pennsylvania	(4,153)	6,351
Total New York	271,273	282,787

Other:
theMART	27,079	24,396
555 California Street	12,826	11,916
Other investments	19,910	23,179
Total Other	59,815	59,491

NOI at share - cash basis	$331,088	$342,278

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of Net Income to Net Operating Income for the Three Months Ended March 31, 2018 and December 31, 2017

Below is a reconciliation of net income to NOI for the three months ended March 31, 2018 and December 31, 2017.

(Amounts in thousands)	For the Three Months Ended
	March 31, 2018	December 31, 2017
Net income	$282	$53,551

Deduct:
Loss (income) from partially owned entities	9,904	(9,622)
Loss (income) from real estate fund investments	8,807	(4,889)
Interest and other investment loss (income), net	24,384	(8,294)
Loss (income) from discontinued operations	363	(1,273)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(16,533)

Add:
Depreciation and amortization expense	108,686	114,166
General and administrative expense	43,633	35,139
Transaction related costs and other	13,156	703
NOI from partially owned entities	67,513	69,175
Interest and debt expense	88,166	93,073
Income tax expense	1,454	38,661
NOI at share	349,036	363,857
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(17,948)	(21,579)
NOI at share - cash basis	$331,088	$342,278

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended March 31, 2018 Compared to December 31, 2017

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

Below are reconciliations of NOI to same store NOI for our New York segment, theMART and 555 California Street for the three months ended March 31, 2018 compared to December 31, 2017.

(Amounts in thousands)	New York		theMART		555 California Street
NOI at share for the three months ended March 31, 2018	$288,596		$26,875		$13,511
Less NOI at share from:
Acquisitions	(109)		(85)		—
Dispositions	40		—		—
Development properties placed into and out of service	(412)		—		—
Lease termination income, net of straight-line and FAS 141 adjustments	(1,127)		—		—
Other non-operating income, net	(579)		—		—
Same store NOI at share for the three months ended March 31, 2018	$286,409		$26,790		$13,511

NOI at share for the three months ended December 31, 2017	$304,228		$24,249		$12,003
Less NOI at share from:
Acquisitions	2		(46)		—
Dispositions	(8)		—		—
Development properties placed into and out of service	309		—		—
Lease termination income, net of straight-line and FAS 141 adjustments	(984)		—		—
Other non-operating income, net	(16)		—		—
Same store NOI at share for the three months ended December 31, 2017	$303,531		$24,203		$12,003

(Decrease) increase in same store NOI at share for the three months ended March 31, 2018 compared to December 31, 2017	$(17,122)		$2,587		$1,508

% (decrease) increase in same store NOI at share	(5.6)%	(1)	10.7%	(2)	12.6%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share decreased by 2.2%.

(2)	Excluding tradeshows seasonality, same store NOI at share decreased by 0.7%.

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended March 31, 2018 Compared to December 31, 2017 - continued

Same Store Net Operating Income - continued
Below are reconciliations of NOI - cash basis to same store NOI - cash basis for our New York segment, theMART and 555 California Street for the three months ended March 31, 2018 compared to December 31, 2017.

(Amounts in thousands)	New York		theMART		555 California Street
NOI at share - cash basis for the three months ended March 31, 2018	$271,273		$27,079		$12,826
Less NOI at share - cash basis from:
Acquisitions	(109)		(85)		—
Dispositions	40		—		—
Development properties placed into and out of service	(603)		—		—
Lease termination income	(1,061)		—		—
Other non-operating income, net	(579)		—		—
Same store NOI at share - cash basis for the three months ended March 31, 2018	$268,961		$26,994		$12,826

NOI at share - cash basis for the three months ended December 31, 2017	$282,787		$24,396		$11,916
Less NOI at share - cash basis from:
Acquisitions	2		(46)		—
Dispositions	(8)		—		—
Development properties placed into and out of service	253		—		—
Lease termination income	(1,393)		—		—
Other non-operating income, net	(16)		—		—
Same store NOI at share - cash basis for the three months ended December 31, 2017	$281,625		$24,350		$11,916

(Decrease) increase in same store NOI at share - cash basis for the three months ended March 31, 2018 compared to December 31, 2017	$(12,664)		$2,644		$910

% (decrease) increase in same store NOI at share - cash basis	(4.5)%	(1)	10.9%	(2)	7.6%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis decreased by 0.8%.

(2)	Excluding tradeshows seasonality, same store NOI at share - cash basis decreased by 0.5%.

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

Cash Flows for the Three Months Ended March 31, 2018

Our cash and cash equivalents and restricted cash were $1,418,068,000 as of March 31, 2018, a $496,744,000 decrease from the balance at December 31, 2017.  Our consolidated outstanding debt, net was $9,774,477,000 as of March 31, 2018, a $44,990,000 increase from the balance at December 31, 2017.  As of March 31, 2018 and December 31, 2017, $80,000,000 and $0, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2018 and 2019, $0 and $210,033,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $265,418,000 was comprised of (i) net income of $282,000, (ii) $155,863,000 of non-cash adjustments, which include depreciation and amortization expense, the decrease in the fair value of marketable securities, amortization of below-market leases, net, equity in net loss from partially owned entities, the effect of straight-lining of rents and net realized and unrealized losses on real estate fund investments, (iii) distributions of income from partially owned entities of $20,559,000, (iv) return of capital from real estate fund investments of $14,966,000 and (v) the net change in operating assets and liabilities of $73,748,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $190,620,000 was comprised of (i) $86,808,000 of development costs and construction in progress, (ii) $54,284,000 of additions to real estate, (iii) $44,095,000 of acquisitions of real estate and other and (iv) $7,519,000 of investments in partially owned entities, partially offset by (v) $2,086,000 of capital distributions from partially owned entities.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $571,542,000 was primarily comprised of (i) $470,000,000 for the redemption of preferred shares, (ii) $144,822,000 of repayments of borrowings, (iii) $119,764,000 of dividends paid on common shares, (iv) $16,628,000 of dividends paid on preferred shares, (v) $13,266,000 of distributions to noncontrolling interests, (vi) $3,300,000 of debt issuance costs and (vii) $818,000 of debt prepayment and extinguishment costs, partially offset by (viii) $185,701,000 of proceeds from borrowings, (ix) $8,370,000 of contributions from noncontrolling interests and (x) $3,769,000 of proceeds received from the exercise of employee share options and other.

Net cash used in financing activities of the Operating Partnership of $571,542,000 was primarily comprised of (i) $470,000,000 for the redemption of preferred units, (ii) $144,822,000 of repayments of borrowings, (iii) $119,764,000 of distributions to Vornado, (iv) $16,628,000 of distributions to preferred unitholders, (v) $13,266,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (vi) $3,300,000 of debt issuance costs and (vii) $818,000 of debt prepayment and extinguishment costs, partially offset by (viii) $185,701,000 of proceeds from borrowings, (ix) $8,370,000 of contributions from noncontrolling interests in consolidated subsidiaries and (x) $3,769,000 of proceeds received from the exercise of Vornado stock options and other.

Liquidity and Capital Resources - continued

Capital Expenditures for the Three Months Ended March 31, 2018

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended for the three months ended March 31, 2018.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$18,087	$11,965	$2,651	$3,471
Tenant improvements	24,102	20,836	2,433	833
Leasing commissions	11,590	10,973	254	363
Non-recurring capital expenditures	12,283	8,182	156	3,945
Total capital expenditures and leasing commissions (accrual basis)	66,062	51,956	5,494	8,612
Adjustments to reconcile to cash basis:
Expenditures in the current period applicable to prior periods	23,534	20,524	2,044	966
Expenditures to be made in future periods for the current period	(30,352)	(27,227)	(2,977)	(148)
Total capital expenditures and leasing commissions (cash basis)	$59,244	$45,253	$4,561	$9,430
Tenant improvements and leasing commissions:
Per square foot per annum	$8.66	$9.73	$4.19	$11.64
Percentage of initial rent	9.4%	9.3%	8.3%	13.6%

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2018

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

We are constructing a residential condominium tower containing 397,000 salable square feet at 220 Central Park South. The development cost of this project (exclusive of land cost of $515.4 million) is estimated to be approximately $1.4 billion, of which $970.0 million has been expended as of March 31, 2018.

We are developing a 173,000 square foot Class A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% interest).  The development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of March 31, 2018, $80,947,000 has been expended, of which our share is $44,521,000.

We are developing a 170,000 square foot office and retail building at 61 Ninth Avenue, located on the southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan (45.1% interest). The development cost of this project is estimated to be approximately $152,000,000, of which our share is $69,000,000.  As of March 31, 2018, $114,913,000 has been expended, of which our share is $51,826,000.

Liquidity and Capital Resources - continued

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2018 - continued

We are developing a 34,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% interest). The development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of March 31, 2018, $38,390,000 has been expended, of which our share is $19,195,000.

A joint venture with the Related Companies ("Related") in which we have a 50.1% ownership interest is redeveloping the historic Farley Post Office building which will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space.  As of March 31, 2018, $290,628,000 has been expended, of which our share is $145,605,000. The joint venture has also entered into a development agreement with Empire State Development (“ESD”) and a design-build contract with Skanska Moynihan Train Hall Builders.  Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations.  Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations.  The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
We are redeveloping a 64,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $46,000,000, of which our share is $32,000,000. As of March 31, 2018, $4,510,000 has been expended, of which our share is $3,157,000.

We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of March 31, 2018, $2,207,000 has been expended, of which our share is $1,103,000.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn Plaza District.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Below is a summary of development and redevelopment expenditures incurred for the three months ended March 31, 2018.  These expenditures include interest of $14,726,000, payroll of $1,709,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $9,756,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$75,239	$—	$—	$—	$75,239
606 Broadway	4,791	4,791	—	—	—
345 Montgomery Street	2,196	—	—	2,196	—
Penn Plaza	1,218	1,218	—	—	—
Other	3,364	2,806	265	134	159
	$86,808	$8,815	$265	$2,330	$75,398

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $301,285,000 was comprised of (i) net income of $73,847,000, (ii) $139,173,000 of non-cash adjustments, which include depreciation and amortization expense, the effect of straight-lining of rents, amortization of below-market leases, net, net realized and unrealized losses on real estate fund investments, net gains on sale of real estate and other, equity in net income from partially owned entities and net gains on disposition of wholly owned and partially owned assets, (iii) distributions of income from partially owned entities of $18,226,000 and (iv) the net change in operating assets and liabilities of $70,039,000.

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

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $160,948,000 was primarily comprised of (i) $134,332,000 of dividends paid on common shares, (ii) $16,129,000 of dividends paid on preferred shares, (iii) $14,281,000 of distributions to noncontrolling interests and (iv) $6,987,000 for the repayments of borrowings, partially offset by (v) $8,484,000 of proceeds received from exercise of employee share options and other and (vi) $2,529,000 of proceeds from borrowings.

Net cash used in financing activities of the Operating Partnership of $160,948,000 was primarily comprised of (i) $134,332,000 of distributions to Vornado, (ii) $16,129,000 of distributions to preferred unitholders, (iii) $14,281,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries and (iv) $6,987,000 for the repayments of borrowings, partially offset by (v) $8,484,000 of proceeds received from exercise of Vornado stock options and other and (vi) $2,529,000 of proceeds from borrowings.

Liquidity and Capital Resources - continued

Capital Expenditures for the Three Months Ended March 31, 2017

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended for the three months ended March 31, 2017.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Expenditures to maintain assets	$23,867	$17,830	$584	$968	$4,485
Tenant improvements	45,801	9,041	4,762	3,454	28,544
Leasing commissions	10,267	3,889	834	768	4,776
Non-recurring capital expenditures	22,327	20,916	86	60	1,265
Total capital expenditures and leasing commissions (accrual basis)	102,262	51,676	6,266	5,250	39,070
Adjustments to reconcile to cash basis:
Expenditures in the current period applicable to prior periods	33,810	13,940	2,254	6,967	10,649
Expenditures to be made in future periods for the current period	(58,120)	(27,379)	(4,268)	3,529	(30,002)
Total capital expenditures and leasing commissions (cash basis)	$77,952	$38,237	$4,252	$15,746	$19,717	(1)
Tenant improvements and leasing commissions:
Per square foot per annum	$8.72	$11.26	$6.99	$8.30	n/a
Percentage of initial rent	11.7%	14.1%	14.7%	9.6%	n/a
__________
(1) Effective July 17, 2017, the date of the spin-off of our Washington, DC segment, capital expenditures and leasing commissions by our former Washington, DC segment have been reclassified to the Other segment. We have reclassified the prior period capital expenditures and leasing commissions to conform to the current period presentation.

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2017

Below is a summary of development and redevelopment expenditures incurred for the three months ended March 31, 2017.  These expenditures include interest of $11,270,000, payroll of $2,105,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $7,380,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$66,284	$—	$—	$—	$66,284
90 Park Avenue	3,447	3,447	—	—	—
606 Broadway	2,765	2,765	—	—	—
304 Canal Street	2,128	2,128	—	—	—
Penn Plaza	1,274	1,274	—	—	—
Marriott Marquis Times Square - retail and signage	1,266	1,266	—	—	—
640 Fifth Avenue	1,090	1,090	—	—	—
theMART	1,034	—	1,034	—	—
Other	18,939	847	101	3,294	14,697	(1)
	$98,227	$12,817	$1,135	$3,294	$80,981
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

Generally, our mortgage loans are non-recourse to us. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of March 31, 2018, the aggregate dollar amount of these guarantees and master leases is approximately $647,000,000.

As of March 31, 2018, $8,921,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As of March 31, 2018, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $52,000,000.

As of March 31, 2018, we have construction commitments aggregating approximately $389,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 20 – (Loss) Income Per Share/(Loss) Income Per Class A Unit, in our consolidated financial statements on page 37 of this Quarterly Report on Form 10-Q.

FFO attributable to common shareholders plus assumed conversions was $102,479,000, or $0.54 per diluted share for the three months ended March 31, 2018, compared to $205,729,000, or $1.08 per diluted share, for the prior year’s three months.  Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2018	2017
Reconciliation of our net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net (loss) income attributable to common shareholders	$(17,841)	$47,752
Per diluted share	$(0.09)	$0.25

FFO adjustments:
Depreciation and amortization of real property	$100,410	$130,469
Net gains on sale of real estate	—	(2,267)
Proportionate share of adjustments to equity in net (loss) income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	28,106	39,074
Net gains on sale of real estate	(305)	(1,853)
Real estate impairment losses	4	3,051
	128,215	168,474
Noncontrolling interests' share of above adjustments	(7,911)	(10,517)
FFO adjustments, net	$120,304	$157,957

FFO attributable to common shareholders	$102,463	$205,709
Convertible preferred share dividends	16	20
FFO attributable to common shareholders plus assumed conversions	$102,479	$205,729
Per diluted share	$0.54	$1.08

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	190,081	189,210
Effect of dilutive securities:
Employee stock options and restricted share awards	938	1,162
Convertible preferred shares	38	40
Denominator for FFO attributable to common shareholders plus assumed conversions per diluted share	191,057	190,412

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2018			2017
	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$3,982,692	3.47%	$39,827	$3,492,133	3.19%
Fixed rate	5,862,026	3.63%	—	6,311,706	3.72%
	$9,844,718	3.56%	39,827	$9,803,839	3.53%
Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate – excluding Toys "R" Us, Inc.	$1,415,799	3.54%	14,158	$1,395,001	3.24%
Variable rate – Toys "R" Us, Inc.	1,077,782	9.29%	10,778	1,269,522	8.20%
Fixed rate - excluding Toys "R" Us, Inc.	2,043,856	4.75%	—	2,035,888	4.89%
Fixed rate - Toys "R" Us, Inc.	595,946	10.10%	—	587,865	10.31%
	$5,133,383	5.99%	24,936	$5,288,276	5.85%
Noncontrolling interests' share of consolidated subsidiaries			(1,477)
Total change in annual net income attributable to the Operating Partnership			63,286
Noncontrolling interests’ share of the Operating Partnership			(3,905)
Total change in annual net income attributable to Vornado			$59,381
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.31
Total change in annual net income attributable to Vornado per diluted share			$0.31

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2018, we have an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (3.26% as of March 31, 2018) to a fixed rate of 3.15% through December 2020 and an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (3.45% as of March 31, 2018) to a fixed rate of 2.56% through September 2020.

In connection with the $100,000,000 refinancing of 33-00 Northern Boulevard, we entered into an interest rate swap from LIBOR plus 1.80% (3.52% as of March 31, 2018) to a fixed rate of 4.14% through January 2025.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of March 31, 2018, the estimated fair value of our consolidated debt was $9,807,000,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)

Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, such disclosure controls and procedures were effective.

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

Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)

Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Vornado Realty Trust

None.

Vornado Realty L.P.

During the quarter ended March 31, 2018, we issued 312,505 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $3,798,660 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
10.35	**	—	Form of Vornado Realty Trust 2018 Outperformance Plan Award Agreement dated as of March 15, 2018
15.1		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101.INS		—	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P.
101.SCH		—	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.
101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.DEF		—	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.LAB		—	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
_________________________________________
	**		Management contract or compensatory agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: April 30, 2018	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: April 30, 2018	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)