Form 10-Q
period 2018-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2018-07-30
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2018
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954 (Vornado Realty Trust)
Commission File Number:	001-34482 (Vornado Realty L.P.)

Vornado Realty Trust Vornado Realty L.P.
(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of June 30, 2018, 190,237,957 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Vornado Realty Trust and Vornado Realty L.P.  Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:

•	Note 12. Redeemable Noncontrolling Interests/Redeemable Partnership Units

•	Note 13. Shareholders' Equity/Partners' Capital

•	Note 20. Income Per Share/Income Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	June 30, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land	$3,175,830	$3,143,648
Buildings and improvements	9,969,190	9,898,605
Development costs and construction in progress	1,797,301	1,615,101
Leasehold improvements and equipment	105,625	98,941
Total	15,047,946	14,756,295
Less accumulated depreciation and amortization	(3,035,523)	(2,885,283)
Real estate, net	12,012,423	11,871,012
Cash and cash equivalents	1,090,791	1,817,655
Restricted cash	121,168	97,157
Marketable securities	165,650	182,752
Tenant and other receivables, net of allowance for doubtful accounts of $3,891 and $5,526	65,773	58,700
Investments in partially owned entities	959,801	1,056,829
Real estate fund investments	373,039	354,804
Receivable arising from the straight-lining of rents, net of allowance of $1,798 and $954	936,614	926,711
Deferred leasing costs, net of accumulated amortization of $198,100 and $191,827	443,859	403,492
Identified intangible assets, net of accumulated amortization of $163,406 and $150,837	146,370	159,260
Assets related to discontinued operations	52	1,357
Other assets	550,543	468,205
	$16,866,083	$17,397,934
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$8,108,618	$8,137,139
Senior unsecured notes, net	843,417	843,614
Unsecured term loan, net	749,494	748,734
Unsecured revolving credit facilities	80,000	—
Accounts payable and accrued expenses	394,079	415,794
Deferred revenue	187,934	227,069
Deferred compensation plan	100,368	109,177
Liabilities related to discontinued operations	214	3,620
Preferred shares redeemed on January 4 and 11, 2018	—	455,514
Other liabilities	520,331	464,635
Total liabilities	10,984,455	11,405,296
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,616,515 and 12,528,899 units outstanding	932,613	979,509
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable noncontrolling interests	938,041	984,937
Vornado's shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,799,573 shares	891,325	891,988
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,237,957 and 189,983,858 shares	7,587	7,577
Additional capital	7,555,993	7,492,658
Earnings less than distributions	(4,206,381)	(4,183,253)
Accumulated other comprehensive income	33,351	128,682
Total Vornado shareholders' equity	4,281,875	4,337,652
Noncontrolling interests in consolidated subsidiaries	661,712	670,049
Total equity	4,943,587	5,007,701
	$16,866,083	$17,397,934

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Property rentals	$444,595	$428,643	$884,705	$843,535
Tenant expense reimbursements	58,312	51,657	118,622	110,690
Fee and other income	38,911	30,787	74,928	64,920
Total revenues	541,818	511,087	1,078,255	1,019,145
EXPENSES:
Operating	235,981	215,700	473,583	436,359
Depreciation and amortization	111,846	105,123	220,532	210,251
General and administrative	34,427	35,405	76,960	81,580
Expense from deferred compensation plan liability	2,077	789	1,673	3,258
Transaction related costs and other	1,017	260	14,173	1,012
Total expenses	385,348	357,277	786,921	732,460
Operating income	156,470	153,810	291,334	286,685
Income (loss) from partially owned entities	8,757	46,021	(1,147)	47,379
(Loss) income from real estate fund investments	(28,976)	4,391	(37,783)	4,659
Interest and other investment income, net	30,892	8,541	6,508	15,236
Income from deferred compensation plan assets	2,077	789	1,673	3,258
Interest and debt expense	(87,657)	(84,789)	(175,823)	(167,513)
Net gains on disposition of wholly owned and partially owned assets	23,559	—	23,559	501
Income before income taxes	105,122	128,763	108,321	190,205
Income tax (expense) benefit	(467)	610	(3,021)	(2,303)
Income from continuing operations	104,655	129,373	105,300	187,902
Income from discontinued operations	683	18,111	320	33,429
Net income	105,338	147,484	105,620	221,331
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	26,175	(7,677)	34,449	(14,414)
Operating Partnership	(7,445)	(7,706)	(6,321)	(10,935)
Net income attributable to Vornado	124,068	132,101	133,748	195,982
Preferred share dividends	(12,534)	(16,129)	(25,569)	(32,258)
Preferred share issuance costs	—	—	(14,486)	—
NET INCOME attributable to common shareholders	$111,534	$115,972	$93,693	$163,724

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.59	$0.52	$0.49	$0.70
Income from discontinued operations, net	—	0.09	—	0.16
Net income per common share	$0.59	$0.61	$0.49	$0.86
Weighted average shares outstanding	190,200	189,395	190,141	189,304

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.58	$0.52	$0.49	$0.70
Income from discontinued operations, net	—	0.09	—	0.16
Net income per common share	$0.58	$0.61	$0.49	$0.86
Weighted average shares outstanding	191,168	190,444	191,190	190,674

DIVIDENDS PER COMMON SHARE	$0.63	$0.71	$1.26	$1.42

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$105,338	$147,484	$105,620	$221,331
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	2,908	(1,204)	13,166	4,638
Pro rata share of other comprehensive income (loss) of nonconsolidated subsidiaries	390	(980)	736	(1,031)
Reduction in unrealized net gain on available-for-sale securities	—	(1,206)	—	(16,215)
Pro rata share of amounts reclassified from accumulated other comprehensive income of a nonconsolidated subsidiary	—	—	—	9,268
Comprehensive income	108,636	144,094	119,522	217,991
Less comprehensive loss (income) attributable to noncontrolling interests	18,525	(15,173)	27,269	(25,142)
Comprehensive income attributable to Vornado	$127,161	$128,921	$146,791	$192,849

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change (see Note 3)	—	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado	—	—	—	—	—	133,748	—	—	133,748
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(34,449)	(34,449)
Dividends on common shares	—	—	—	—	—	(239,594)	—	—	(239,594)
Dividends on preferred shares	—	—	—	—	—	(25,569)	—	—	(25,569)
Preferred share issuance costs	—	—	—	—	—	(14,486)	—	—	(14,486)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	176	7	12,239	—	—	—	12,246
Under employees' share option plan	—	—	61	3	3,783	—	—	—	3,786
Under dividend reinvestment plan	—	—	10	—	685	—	—	—	685
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	45,347	45,347
Other	—	—	—	—	—	—	—	14,211	14,211
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(10,246)	(10,246)
Other	—	—	—	—	—	—	—	(23,201)	(23,201)
Preferred share issuance	—	(663)	—	—	—	—	—	—	(663)
Deferred compensation shares and options	—	—	7	—	585	(121)	—	—	464
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	736	—	736
Increase in value of interest rate swaps	—	—	—	—	—	—	13,166	—	13,166
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	36,450	—	—	—	36,450
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(859)	—	(859)
Other	—	—	—	—	547	1	—	1	549
Balance, June 30, 2018	36,800	$891,325	190,238	$7,587	$7,555,993	$(4,206,381)	$33,351	$661,712	$4,943,587

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,542	$7,153,332	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado	—	—	—	—	—	195,982	—	—	195,982
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	14,414	14,414
Dividends on common shares	—	—	—	—	—	(268,817)	—	—	(268,817)
Dividends on preferred shares	—	—	—	—	—	(32,258)	—	—	(32,258)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	249	10	25,552	—	—	—	25,562
Under employees' share option plan	—	—	103	4	8,842	—	—	—	8,846
Under dividend reinvestment plan	—	—	8	—	780	—	—	—	780
Contributions	—	—	—	—	—	—	—	991	991
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(6,200)	(6,200)
Other	—	—	—	—	—	—	—	(1,339)	(1,339)
Conversion of Series A preferred shares to common shares	(2)	(44)	2	—	44	—	—	—	—
Deferred compensation shares and options	—	—	2	—	1,076	(285)	—	—	791
Reduction in unrealized net gain on available-for-sale securities	—	—	—	—	—	—	(16,215)	—	(16,215)
Pro rata share of amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	9,268	—	9,268
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(1,031)	—	(1,031)
Increase in value of interest rate swaps	—	—	—	—	—	—	4,636	—	4,636
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	90,208	—	—	—	90,208
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	207	—	207
Other	—	—	—	—	—	(46)	2	(47)	(91)
Balance, June 30, 2017	42,823	$1,038,011	189,465	$7,556	$7,279,834	$(1,524,806)	$115,839	$727,796	$7,644,230

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$105,620	$221,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	233,748	289,898
Distributions of income from partially owned entities	45,999	44,778
Net realized and unrealized losses on real estate fund investments	30,426	6,201
Other non-cash adjustments	24,320	30,070
Net gains on disposition of wholly owned and partially owned assets	(23,559)	(501)
Amortization of below-market leases, net	(21,107)	(24,391)
Return of capital from real estate fund investments	20,291	—
Decrease in fair value of marketable securities	17,102	—
Straight-lining of rents	(10,122)	(28,581)
Equity in net loss (income) of partially owned entities	1,147	(47,721)
Net gains on sale of real estate and other	—	(2,267)
Changes in operating assets and liabilities:
Real estate fund investments	(68,950)	—
Tenant and other receivables, net	(7,511)	3,974
Prepaid assets	(19,092)	(146,770)
Other assets	(114,881)	(5,606)
Accounts payable and accrued expenses	(11,036)	(6,029)
Other liabilities	38,865	(18,169)
Net cash provided by operating activities	241,260	316,217

Cash Flows from Investing Activities:
Development costs and construction in progress	(185,039)	(191,073)
Additions to real estate	(113,300)	(139,611)
Distributions of capital from partially owned entities	81,997	113,507
Acquisitions of real estate and other	(56,500)	(11,841)
Proceeds from sales of real estate and related investments	44,599	5,180
Investments in partially owned entities	(26,663)	(27,720)
Proceeds from repayments of mortgage loans receivable	—	29
Net cash used in investing activities	(254,906)	(251,529)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Financing Activities:
Redemption of preferred shares	$(470,000)	$—
Dividends paid on common shares	(239,594)	(268,817)
Proceeds from borrowings	189,042	226,929
Repayments of borrowings	(148,408)	(13,971)
Contributions from noncontrolling interests	59,558	991
Distributions to noncontrolling interests	(49,338)	(25,617)
Dividends paid on preferred shares	(30,047)	(32,258)
Proceeds received from exercise of employee share options and other	4,471	9,626
Debt issuance costs	(3,289)	(2,919)
Debt prepayment and extinguishment costs	(818)	—
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(784)	(285)
Net cash used in financing activities	(689,207)	(106,321)
Net decrease in cash and cash equivalents and restricted cash	(702,853)	(41,633)
Cash and cash equivalents and restricted cash at beginning of period	1,914,812	1,599,322
Cash and cash equivalents and restricted cash at end of period	$1,211,959	$1,557,689

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,817,655	$1,501,027
Restricted cash at beginning of period	97,157	95,032
Restricted cash included in discontinued operations at beginning of period	—	3,263
Cash and cash equivalents and restricted cash at beginning of period	$1,914,812	$1,599,322

Cash and cash equivalents at end of period	$1,090,791	$1,471,303
Restricted cash at end of period	121,168	82,651
Restricted cash included in discontinued operations at end of period	—	3,735
Cash and cash equivalents and restricted cash at end of period	$1,211,959	$1,557,689

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $28,558 and $20,050	$155,875	$175,718
Cash payments for income taxes	$4,365	$3,151

Non-Cash Investing and Financing Activities:
Accrued capital expenditures included in accounts payable and accrued expenses	$54,176	$59,733
Write-off of fully depreciated assets	(38,117)	(35,727)
Adjustments to carry redeemable Class A units at redemption value	36,450	90,208
Reduction in unrealized net gain on available-for-sale securities	—	(16,215)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	June 30, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land	$3,175,830	$3,143,648
Buildings and improvements	9,969,190	9,898,605
Development costs and construction in progress	1,797,301	1,615,101
Leasehold improvements and equipment	105,625	98,941
Total	15,047,946	14,756,295
Less accumulated depreciation and amortization	(3,035,523)	(2,885,283)
Real estate, net	12,012,423	11,871,012
Cash and cash equivalents	1,090,791	1,817,655
Restricted cash	121,168	97,157
Marketable securities	165,650	182,752
Tenant and other receivables, net of allowance for doubtful accounts of $3,891 and $5,526	65,773	58,700
Investments in partially owned entities	959,801	1,056,829
Real estate fund investments	373,039	354,804
Receivable arising from the straight-lining of rents, net of allowance of $1,798 and $954	936,614	926,711
Deferred leasing costs, net of accumulated amortization of $198,100 and $191,827	443,859	403,492
Identified intangible assets, net of accumulated amortization of $163,406 and $150,837	146,370	159,260
Assets related to discontinued operations	52	1,357
Other assets	550,543	468,205
	$16,866,083	$17,397,934
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$8,108,618	$8,137,139
Senior unsecured notes, net	843,417	843,614
Unsecured term loan, net	749,494	748,734
Unsecured revolving credit facilities	80,000	—
Accounts payable and accrued expenses	394,079	415,794
Deferred revenue	187,934	227,069
Deferred compensation plan	100,368	109,177
Liabilities related to discontinued operations	214	3,620
Preferred units redeemed on January 4 and 11, 2018	—	455,514
Other liabilities	520,331	464,635
Total liabilities	10,984,455	11,405,296
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,616,515 and 12,528,899 units outstanding	932,613	979,509
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	938,041	984,937
Equity:
Partners' capital	8,454,905	8,392,223
Earnings less than distributions	(4,206,381)	(4,183,253)
Accumulated other comprehensive income	33,351	128,682
Total Vornado Realty L.P. equity	4,281,875	4,337,652
Noncontrolling interests in consolidated subsidiaries	661,712	670,049
Total equity	4,943,587	5,007,701
	$16,866,083	$17,397,934

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Property rentals	$444,595	$428,643	$884,705	$843,535
Tenant expense reimbursements	58,312	51,657	118,622	110,690
Fee and other income	38,911	30,787	74,928	64,920
Total revenues	541,818	511,087	1,078,255	1,019,145
EXPENSES:
Operating	235,981	215,700	473,583	436,359
Depreciation and amortization	111,846	105,123	220,532	210,251
General and administrative	34,427	35,405	76,960	81,580
Expense from deferred compensation plan liability	2,077	789	1,673	3,258
Transaction related costs and other	1,017	260	14,173	1,012
Total expenses	385,348	357,277	786,921	732,460
Operating income	156,470	153,810	291,334	286,685
Income (loss) from partially owned entities	8,757	46,021	(1,147)	47,379
(Loss) income from real estate fund investments	(28,976)	4,391	(37,783)	4,659
Interest and other investment income, net	30,892	8,541	6,508	15,236
Income from deferred compensation plan assets	2,077	789	1,673	3,258
Interest and debt expense	(87,657)	(84,789)	(175,823)	(167,513)
Net gains on disposition of wholly owned and partially owned assets	23,559	—	23,559	501
Income before income taxes	105,122	128,763	108,321	190,205
Income tax (expense) benefit	(467)	610	(3,021)	(2,303)
Income from continuing operations	104,655	129,373	105,300	187,902
Income from discontinued operations	683	18,111	320	33,429
Net income	105,338	147,484	105,620	221,331
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	26,175	(7,677)	34,449	(14,414)
Net income attributable to Vornado Realty L.P.	131,513	139,807	140,069	206,917
Preferred unit distributions	(12,582)	(16,177)	(25,666)	(32,355)
Preferred unit issuance costs	—	—	(14,486)	—
NET INCOME attributable to Class A unitholders	$118,931	$123,630	$99,917	$174,562

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.58	$0.52	$0.49	$0.69
Income from discontinued operations, net	—	0.09	—	0.17
Net income per Class A unit	$0.58	$0.61	$0.49	$0.86
Weighted average units outstanding	202,064	201,127	201,997	200,987

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.58	$0.52	$0.48	$0.69
Income from discontinued operations, net	—	0.09	—	0.16
Net income per Class A unit	$0.58	$0.61	$0.48	$0.85
Weighted average units outstanding	203,354	202,623	203,266	202,617

DISTRIBUTIONS PER CLASS A UNIT	$0.63	$0.71	$1.26	$1.42

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$105,338	$147,484	$105,620	$221,331
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	2,908	(1,204)	13,166	4,638
Pro rata share of other comprehensive income (loss) of nonconsolidated subsidiaries	390	(980)	736	(1,031)
Reduction in unrealized net gain on available-for-sale securities	—	(1,206)	—	(16,215)
Pro rata share of amounts reclassified from accumulated other comprehensive income of a nonconsolidated subsidiary	—	—	—	9,268
Comprehensive income	108,636	144,094	119,522	217,991
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	26,175	(7,677)	34,449	(14,414)
Comprehensive income attributable to Vornado Realty L.P.	$134,811	$136,417	$153,971	$203,577

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change (see Note 3)	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado Realty L.P.	—	—	—	—	140,069	—	—	140,069
Net income attributable to redeemable partnership units	—	—	—	—	(6,321)	—	—	(6,321)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(34,449)	(34,449)
Distributions to Vornado	—	—	—	—	(239,594)	—	—	(239,594)
Distributions to preferred unitholders	—	—	—	—	(25,569)	—	—	(25,569)
Preferred unit issuance costs	—	—	—	—	(14,486)	—	—	(14,486)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	176	12,246	—	—	—	12,246
Under Vornado's employees' share option plan	—	—	61	3,786	—	—	—	3,786
Under Vornado's dividend reinvestment plan	—	—	10	685	—	—	—	685
Contributions:
Real estate fund investments	—	—	—	—	—	—	45,347	45,347
Other	—	—	—	—	—	—	14,211	14,211
Distributions:
Real estate fund investments	—	—	—	—	—	—	(10,246)	(10,246)
Other	—	—	—	—	—	—	(23,201)	(23,201)
Preferred unit issuance	—	(663)	—	—	—	—	—	(663)
Deferred compensation units and options	—	—	7	585	(121)	—	—	464
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	736	—	736
Increase in value of interest rate swaps	—	—	—	—	—	13,166	—	13,166
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	36,450	—	—	—	36,450
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(859)	—	(859)
Other	—	—	—	547	1	—	1	549
Balance, June 30, 2018	36,800	$891,325	190,238	$7,563,580	$(4,206,381)	$33,351	$661,712	$4,943,587

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,160,874	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado Realty L.P.	—	—	—	—	206,917	—	—	206,917
Net income attributable to redeemable partnership units	—	—	—	—	(10,935)	—	—	(10,935)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	14,414	14,414
Distributions to Vornado	—	—	—	—	(268,817)	—	—	(268,817)
Distributions to preferred unitholders	—	—	—	—	(32,258)	—	—	(32,258)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	249	25,562	—	—	—	25,562
Under Vornado's employees' share option plan	—	—	103	8,846	—	—	—	8,846
Under Vornado's dividend reinvestment plan	—	—	8	780	—	—	—	780
Contributions	—	—	—	—	—	—	991	991
Distributions:
Real estate fund investments	—	—	—	—	—	—	(6,200)	(6,200)
Other	—	—	—	—	—	—	(1,339)	(1,339)
Conversion of Series A preferred units to Class A units	(2)	(44)	2	44	—	—	—	—
Deferred compensation units and options	—	—	2	1,076	(285)	—	—	791
Reduction in unrealized net gain on available-for-sale securities	—	—	—	—	—	(16,215)	—	(16,215)
Pro rata share of amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	9,268	—	9,268
Pro rata share of other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(1,031)	—	(1,031)
Increase in value of interest rate swaps	—	—	—	—	—	4,636	—	4,636
Adjustments to carry redeemable Class A units at redemption value	—	—	—	90,208	—	—	—	90,208
Redeemable partnership units' share of above adjustments	—	—	—	—	—	207	—	207
Other	—	—	—	—	(46)	2	(47)	(91)
Balance, June 30, 2017	42,823	$1,038,011	189,465	$7,287,390	$(1,524,806)	$115,839	$727,796	$7,644,230
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$105,620	$221,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	233,748	289,898
Distributions of income from partially owned entities	45,999	44,778
Net realized and unrealized losses on real estate fund investments	30,426	6,201
Other non-cash adjustments	24,320	30,070
Net gains on disposition of wholly owned and partially owned assets	(23,559)	(501)
Amortization of below-market leases, net	(21,107)	(24,391)
Return of capital from real estate fund investments	20,291	—
Decrease in fair value of marketable securities	17,102	—
Straight-lining of rents	(10,122)	(28,581)
Equity in net loss (income) of partially owned entities	1,147	(47,721)
Net gains on sale of real estate and other	—	(2,267)
Changes in operating assets and liabilities:
Real estate fund investments	(68,950)	—
Tenant and other receivables, net	(7,511)	3,974
Prepaid assets	(19,092)	(146,770)
Other assets	(114,881)	(5,606)
Accounts payable and accrued expenses	(11,036)	(6,029)
Other liabilities	38,865	(18,169)
Net cash provided by operating activities	241,260	316,217

Cash Flows from Investing Activities:
Development costs and construction in progress	(185,039)	(191,073)
Additions to real estate	(113,300)	(139,611)
Distributions of capital from partially owned entities	81,997	113,507
Acquisitions of real estate and other	(56,500)	(11,841)
Proceeds from sales of real estate and related investments	44,599	5,180
Investments in partially owned entities	(26,663)	(27,720)
Proceeds from repayments of mortgage loans receivable	—	29
Net cash used in investing activities	(254,906)	(251,529)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Financing Activities:
Redemption of preferred units	$(470,000)	$—
Distributions to Vornado	(239,594)	(268,817)
Proceeds from borrowings	189,042	226,929
Repayments of borrowings	(148,408)	(13,971)
Contributions from noncontrolling interests in consolidated subsidiaries	59,558	991
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(49,338)	(25,617)
Distributions to preferred unitholders	(30,047)	(32,258)
Proceeds received from exercise of Vornado stock options and other	4,471	9,626
Debt issuance costs	(3,289)	(2,919)
Debt prepayment and extinguishment costs	(818)	—
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(784)	(285)
Net cash used in financing activities	(689,207)	(106,321)
Net decrease in cash and cash equivalents and restricted cash	(702,853)	(41,633)
Cash and cash equivalents and restricted cash at beginning of period	1,914,812	1,599,322
Cash and cash equivalents and restricted cash at end of period	$1,211,959	$1,557,689

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,817,655	$1,501,027
Restricted cash at beginning of period	97,157	95,032
Restricted cash included in discontinued operations at beginning of period	—	3,263
Cash and cash equivalents and restricted cash at beginning of period	$1,914,812	$1,599,322

Cash and cash equivalents at end of period	$1,090,791	$1,471,303
Restricted cash at end of period	121,168	82,651
Restricted cash included in discontinued operations at end of period	—	3,735
Cash and cash equivalents and restricted cash at end of period	$1,211,959	$1,557,689

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $28,558 and $20,050	$155,875	$175,718
Cash payments for income taxes	$4,365	$3,151

Non-Cash Investing and Financing Activities:
Accrued capital expenditures included in accounts payable and accrued expenses	$54,176	$59,733
Write-off of fully depreciated assets	(38,117)	(35,727)
Adjustments to carry redeemable Class A units at redemption value	36,450	90,208
Reduction in unrealized net gain on available-for-sale securities	—	(16,215)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in, the Operating Partnership as of June 30, 2018. All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

Certain prior year balances have been reclassified in order to conform to the current period presentation. For the three and six months ended June 30, 2017, an expense of $789,000 and $3,258,000, respectively, related to the mark-to-market of our deferred compensation plan liability was reclassified from "general and administrative expenses" to "expense from deferred compensation plan liability" and income of $789,000 and $3,258,000, respectively, related to the mark-to-market of our deferred compensation plan assets was reclassified from "interest and other investment income, net" to "income from deferred compensation plan assets" on our consolidated statements of income. In addition, for the six months ended June 30, 2017, an expense of $1,062,000 related to New York City Unincorporated Business Tax was reclassified from "general and administrative expenses" to "income tax (expense) benefit" on our consolidated statements of income.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach. While the adoption of this update requires us to continue to measure "marketable securities" at fair value on each reporting date, the changes in fair value will be recognized in current period earnings as opposed to "other comprehensive income (loss)." As a result, on January 1, 2018 we recorded a decrease to beginning accumulated deficit of $111,225,000 to recognize the unrealized gains previously recorded in "accumulated other comprehensive income" on our consolidated balance sheets. Subsequent changes in the fair value of our marketable securities will be recorded to "interest and other investment income, net" on our consolidated statements of income. For the three and six months ended June 30, 2018, we recorded a $15,884,000 increase and $17,102,000 decrease, respectively, in the fair value of our marketable securities which is included in "interest and other investment income, net" on our consolidated statements of income.

In February 2016, the FASB issued an update ("ASU 2016-02") establishing ASC Topic 842, Leases, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We have a number of ground leases for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments, and will continue to recognize expense on a straight-line basis upon adoption of this standard. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we will no longer be able to capitalize internal leasing costs and instead will be required to expense these costs as incurred. During the three and six months ended June 30, 2018 and 2017, we capitalized internal leasing costs of $1,358,000 and $2,706,000, and $1,241,000 and $2,214,000 respectively, excluding our former Washington, DC segment which was spun-off on July 17, 2017. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this standard effective January 1, 2019 using the modified retrospective approach and will elect to use the practical expedients provided by this standard.

In February 2017, the FASB issued an update (“ASU 2017-05”) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 clarifies the scope of recently established guidance on nonfinancial asset derecognition, as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in ASC 606. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update on January 1, 2018 using the modified retrospective approach applied to all contracts not yet completed. The adoption of this update did not have a material impact on our consolidated financial statements.

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

•
Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities, and includes Building Maintenance Service ("BMS") cleaning, engineering and security services. This revenue is recognized as the services are transferred. Fee and other income also includes lease termination fee income which is recognized immediately if a tenant vacates or is recognized on a straight-line basis over the shortened remaining lease term.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.	Revenue Recognition - continued

Below is a summary of our revenues by segment. Base rent, operating expense reimbursements and lease terminations represent revenues from leases and are recognized in accordance with ASC Topic 840, Leases. Revenues from Hotel Pennsylvania, trade shows, tenant services, BMS cleaning fees, management and leasing fees and other income represent revenues recognized in accordance with ASC 606. Additional financial information related to these reportable segments for the three and six months ended June 30, 2018 and 2017 is set forth in Note 22 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
	Total	New York	Other	Total	New York	Other
Base rent	$405,927	$343,084	$62,843	$393,116	$334,476	$58,640
Hotel Pennsylvania	27,082	27,082	—	24,986	24,986	—
Trade shows	11,586	—	11,586	10,541	—	10,541
Property rentals	444,595	370,166	74,429	428,643	359,462	69,181
Operating expense reimbursements	44,784	40,356	4,428	39,014	35,510	3,504
Tenant services	13,528	10,394	3,134	12,643	10,031	2,612
Tenant expense reimbursements	58,312	50,750	7,562	51,657	45,541	6,116
BMS cleaning fees	30,867	33,407	(2,540)	24,425	26,617	(2,192)
Management and leasing fees	2,707	2,464	243	2,777	2,465	312
Lease termination fees	804	400	404	1,106	1,062	44
Other income	4,533	1,365	3,168	2,479	1,715	764
Fee and other income	38,911	37,636	1,275	30,787	31,859	(1,072)
Total consolidated revenues	$541,818	$458,552	$83,266	$511,087	$436,862	$74,225

(Amounts in thousands)	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
	Total	New York	Other	Total	New York	Other
Base rent	$812,490	$687,758	$124,732	$776,956	$660,157	$116,799
Hotel Pennsylvania	41,754	41,754	—	37,627	37,627	—
Trade shows	30,461	—	30,461	28,952	—	28,952
Property rentals	884,705	729,512	155,193	843,535	697,784	145,751
Operating expense reimbursements	92,652	85,082	7,570	85,389	78,466	6,923
Tenant services	25,970	20,158	5,812	25,301	20,614	4,687
Tenant expense reimbursements	118,622	105,240	13,382	110,690	99,080	11,610
BMS cleaning fees	59,222	63,560	(4,338)	49,496	52,740	(3,244)
Management and leasing fees	5,471	4,945	526	5,052	4,492	560
Lease termination fees	1,149	708	441	4,956	4,789	167
Other income	9,086	3,071	6,015	5,416	4,216	1,200
Fee and other income	74,928	72,284	2,644	64,920	66,237	(1,317)
Total consolidated revenues	$1,078,255	$907,036	$171,219	$1,019,145	$863,101	$156,044

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Acquisition

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

In March 2011, a joint venture (the "Joint Venture") owned 64.7% by the Fund, 30.3% by Vornado and 5.0% by a third party, acquired One Park Avenue for $394,000,000. In connection with the acquisition, the Joint Venture paid $3,000,000 of New York City real property transfer tax (the "Transfer Tax") and filed a Real Property Tax Return ("RPTR") with the New York City Department of Finance (the "Department of Finance"). The RPTR was audited by the Department of Finance in 2014 and an increased Transfer Tax was assessed. The Joint Venture appealed the increased Transfer Tax assessment and the Joint Venture's appeal was upheld by a New York City Administrative Law Judge ("ALJ") in January 2017. The Department of Finance appealed the ALJ's decision and on February 16, 2018 the New York City Tax Appeals Tribunal (the "Tax Tribunal") reversed the ALJ's decision and assessed $9,491,000 of additional Transfer Tax and $6,764,000 of interest. As a result of the Tax Tribunal's decision, we recorded an expense of $15,608,000, before noncontrolling interests, during the first quarter of 2018, which was subsequently paid on April 5, 2018, in order to permit us to appeal the Tax Tribunal's decision and stop the accrual of interest, of which $10,630,000 is included in "(loss) income from real estate fund investments" and $4,978,000 is included in "income (loss) from partially owned entities" (see Note 8 - Investments in Partially Owned Entities) on our consolidated statements of income. We are appealing the Tax Tribunal's decision.

On April 19, 2018, the joint venture between the Fund and the Crowne Plaza Joint Venture completed a $255,000,000 refinancing of the Crowne Plaza Times Square Hotel. The interest-only loan is at LIBOR plus 3.51% (5.56% at June 30, 2018) and matures in May 2020 with three one-year extension options. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The Crowne Plaza Times Square Hotel was previously encumbered by a $310,000,000 interest-only mortgage at LIBOR plus 2.80%, which was scheduled to mature in December 2018.

As of June 30, 2018, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $373,039,000, or $47,475,000 in excess of cost, and had remaining unfunded commitments of $50,494,000, of which our share was $16,119,000. At December 31, 2017, we had five real estate fund investments with an aggregate fair value of $354,804,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.	Real Estate Fund Investments - continued

Below is a summary of income (loss) from the Fund and the Crowne Plaza Joint Venture for the three and six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net investment income	$539	$3,646	$3,273	$10,860
Net unrealized (loss) gain on held investments	(29,513)	745	(29,513)	(6,442)
Net realized (loss) gain on exited investments	(2)	—	(913)	241
Transfer Tax	—	—	(10,630)	—
(Loss) income from real estate fund investments	(28,976)	4,391	(37,783)	4,659
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	29,527	(4,695)	34,896	(8,198)
Income (loss) from real estate fund investments attributable to the Operating Partnership (six months ended June 30, 2018 includes $4,252 of loss related to One Park Avenue potential additional transfer taxes and reduction in carried interest) (1)	551	(304)	(2,887)	(3,539)
Less (income) loss attributable to noncontrolling interests in the Operating Partnership	(34)	19	178	221
Income (loss) from real estate fund investments attributable to Vornado	$517	$(285)	$(2,709)	$(3,318)
____________________

(1)
Excludes management and leasing fees of $1,104 and $1,381 for the three months ended June 30, 2018 and 2017, respectively, and $1,906 and $2,381 for the six months ended June 30, 2018 and 2017, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

7.	Marketable Securities

Our portfolio of marketable securities is comprised of equity securities that are presented on our consolidated balance sheets at fair value.  On January 1, 2018, we adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in "accumulated other comprehensive income" on our consolidated balance sheets. As a result, on January 1, 2018 we recorded a decrease to beginning accumulated deficit of $111,225,000 to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets. Subsequent changes in the fair value of our marketable securities will be recorded to “interest and other investment income, net” on our consolidated statements of income.

Below is a summary of our marketable securities portfolio as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	Fair Value at		Decrease in
	June 30, 2018	December 31, 2017	Fair Value (1)
Equity securities:
Lexington Realty Trust	$161,234	$178,226	$(16,992)
Other	4,416	4,526	(110)
	$165,650	$182,752	$(17,102)

____________________

(1)
The decrease in fair value of our marketable securities for the six months ended June 30, 2018 is included in "interest and other investment income, net" on our consolidated statements of income (see Note 18 - Interest and Other Investment Income, Net).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of June 30, 2018, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of June 30, 2018, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements (“ASC 820”)) of our investment in Alexander’s, based on Alexander’s June 29, 2018 quarter ended closing share price of $382.63, was $632,896,000, or $518,128,000 in excess of the carrying amount on our consolidated balance sheet. As of June 30, 2018, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,140,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.

Alexander's paid $3,971,000 of Transfer Tax upon the November 2012 sale of its Kings Plaza Regional Shopping Center located in Brooklyn, New York. Alexander's accrued $23,797,000 of potential additional Transfer Tax and related interest based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 6 - Real Estate Fund Investments for details) during the first quarter of 2018 which was subsequently paid on April 5, 2018 in order to preserve Alexander's rights to continue litigation and stop accrual of interest, of which our 32.4% share is $7,708,000 and is included in "income (loss) from partially owned entities" on our consolidated statements of income.

Urban Edge Properties (“UE”) (NYSE: UE)

As of June 30, 2018, we own 5,717,184 UE operating partnership units, representing a 4.5% ownership interest in UE. We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis. In 2018 and 2017, we provided UE with information technology support. UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets. As of June 30, 2018, the fair value of our investment in UE, based on UE’s June 29, 2018 quarter ended closing share price of $22.87, was $130,752,000, or $86,792,000 in excess of the carrying amount on our consolidated balance sheet.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of June 30, 2018, we own 6,250,000 PREIT operating partnership units, representing an 8.0% interest in PREIT. We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.

As of June 30, 2018, the fair value of our investment in PREIT, based on PREIT’s June 29, 2018 quarter ended closing share price of $10.99, was $68,688,000 or $5,448,000 in excess of the carrying amount on our consolidated balance sheet. As of June 30, 2018, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $33,782,000. The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in PREIT’s net loss. The basis difference related to the land will be recognized upon disposition of our investment.

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

On June 11, 2018, the joint venture completed a $675,000,000 refinancing of Independence Plaza. The seven-year interest-only loan matures in July 2025 and has a fixed rate of 4.25%. Our share of net proceeds, after repayment of the existing 3.48% $550,000,000 mortgage and closing costs, was $55,618,000.

Toys "R" Us, Inc. ("Toys")

We own 32.5% of Toys. On September 18, 2017, Toys filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In the second quarter of 2018, Toys liquidated the inventory of its U.S. stores and ceased operations. We carry our Toys investment at zero. Further, we do not hold any debt of Toys and do not guarantee any of Toys’ obligations. For income tax purposes, we carry our investment in Toys as of June 30, 2018 at approximately $420,000,000, which could result in a tax deduction in future periods.

666 Fifth Avenue Office Condominium

On May 29, 2018, we entered into an agreement to sell our 49.5% interest in the 666 Fifth Avenue Office Condominium to our joint venture partner, the Kushner Companies. We will receive net proceeds of approximately $120,000,000 and the financial statement gain is estimated to be $134,000,000. The net tax gain will be approximately $244,000,000. We will continue to own all of 666 Fifth Avenue Retail Condominium encompassing the Uniqlo, Tissot and Hollister stores with 125 linear feet of frontage on Fifth Avenue between 52nd and 53rd Street.

Concurrently with the sale of our 49.5% interest, the existing $1.4 billion mortgage loan on the property will be repaid and we will receive net proceeds of approximately $58,000,000 for the participation we hold in the mortgage loan.

The contract of sale is conditional, is subject to customary closing conditions and is scheduled to close in the third quarter of 2018. There can be no assurance that this transaction will be completed.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities - continued

Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2018	Balance as of
		June 30, 2018	December 31, 2017
Investments:
Partially owned office buildings/land(1)	Various	$503,240	$504,393
Alexander’s	32.4%	114,768	126,400
PREIT	8.0%	63,240	66,572
UE	4.5%	43,960	46,152
Other investments(2)	Various	234,593	313,312
		$959,801	$1,056,829

330 Madison Avenue(3)	25.0%	$(56,463)	$(53,999)
7 West 34th Street (4)	53.0%	(49,363)	(47,369)
		$(105,826)	$(101,368)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 85 Tenth Avenue, 61 Ninth Avenue and others.

(2)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Moynihan Office Building, 666 Fifth Avenue Office Condominium and others.

(3)	Our negative basis resulted from a refinancing distribution and is included in "other liabilities" on our consolidated balance sheets.

(4)	Our negative basis resulted from a deferred gain from the sale of a 47.0% ownership interest in the property on May 27, 2016 and is included in "other liabilities" on our consolidated balance sheets.

Below is a schedule of net income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2018	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Our share of net income (loss):
Alexander's (see page 25 for details):
Equity in net income(1)	32.4%	$6,146	$6,690	$2,937	$13,582
Management, leasing and development fees		1,021	1,507	2,229	3,016
		7,167	8,197	5,166	16,598

Partially owned office buildings(2)	Various	2,002	236	(2,281)	1,046

UE (see page 25 for details):
Equity in net income(3)	4.5%	1,038	18,794	321	19,885
Management, leasing and development fees		74	209	150	418
		1,112	19,003	471	20,303

PREIT (see page 25 for details):	8.0%	(1,068)	(902)	(1,497)	(3,732)

Other investments(4)	Various	(456)	19,487	(3,006)	13,164

		$8,757	$46,021	$(1,147)	$47,379
____________________

(1)	The six month period ended June 30, 2018 includes our $7,708 share of Alexander's potential additional Transfer Tax.

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others. The six month period ended June 30, 2018 includes our $4,978 share of potential additional Transfer Tax related to the March 2011 acquisition of One Park Avenue (see Note 6 - Real Estate Fund Investments).

(3)	2017 includes a $15,900 net gain resulting from UE operating partnership unit issuances.

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

New York

On June 21, 2018, we completed the $45,000,000 sale of 27 Washington Square North, which resulted in a net gain of $23,559,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. We acquired the property in December 2015 for $20,000,000.

Discontinued Operations

We have reclassified the revenues and expenses of our former Washington, DC segment which was spun off on July 17, 2017 and other related retail assets that were sold or are currently held for sale to "income from discontinued operations" and the related assets and liabilities to "assets related to discontinued operations" and "liabilities related to discontinued operations" for all periods presented in the accompanying financial statements. The tables below set forth the assets and liabilities related to discontinued operations as of June 30, 2018 and December 31, 2017, and their combined results of operations and cash flows for the three and six months ended June 30, 2018 and 2017.

(Amounts in thousands)	Balance as of
	June 30, 2018	December 31, 2017
Assets related to discontinued operations:
Other assets	$52	$1,357

Liabilities related to discontinued operations:
Other liabilities	$214	$3,620

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income from discontinued operations:
Total revenues	$339	$118,939	$693	$235,222
Total expenses	274	94,510	991	190,222
	65	24,429	(298)	45,000
Additional net gains on sale of real estate	618	—	618	2,267
JBG SMITH Properties spin-off transaction costs	—	(6,211)	—	(13,464)
Income from partially-owned entities	—	255	—	342
Pretax income from discontinued operations	683	18,473	320	34,145
Income tax expense	—	(362)	—	(716)
Income from discontinued operations	$683	$18,111	$320	$33,429

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Cash flows related to discontinued operations:
Cash flows from operating activities	$(1,781)	$83,705
Cash flows from investing activities	—	(52,740)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	Balance as of
	June 30, 2018	December 31, 2017
Identified intangible assets:
Gross amount	$309,776	$310,097
Accumulated amortization	(163,406)	(150,837)
Total, net	$146,370	$159,260
Identified intangible liabilities (included in deferred revenue):
Gross amount	$527,766	$530,497
Accumulated amortization	(346,474)	(324,897)
Total, net	$181,292	$205,600

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $10,526,000 and $12,588,000 for the three months ended June 30, 2018 and 2017, respectively, and $21,107,000 and $23,704,000 for the six months ended June 30, 2018 and 2017, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$29,871
2020	22,213
2021	17,478
2022	14,339
2023	11,661

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $4,876,000 and $6,846,000 for the three months ended June 30, 2018 and 2017, respectively, and $9,735,000 and $13,827,000 for the six months ended June 30, 2018 and 2017, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$14,994
2020	12,008
2021	11,030
2022	9,477
2023	9,349

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense (a component of operating expense) of $437,000 and $437,000 for the three months ended June 30, 2018, and 2017, respectively, and $874,000 and $874,000 for the six months ended June 30, 2018 and 2017, respectively.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2019 is as follows:

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

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at June 30, 2018	Balance as of
		June 30, 2018	December 31, 2017
Mortgages Payable:
Fixed rate	3.53%	$5,009,211	$5,461,706
Variable rate	3.89%	3,155,262	2,742,133
Total	3.67%	8,164,473	8,203,839
Deferred financing costs, net and other		(55,855)	(66,700)
Total, net		$8,108,618	$8,137,139

Unsecured Debt:
Senior unsecured notes	4.21%	$850,000	$850,000
Deferred financing costs, net and other		(6,583)	(6,386)
Senior unsecured notes, net		843,417	843,614

Unsecured term loan	3.24%	750,000	750,000
Deferred financing costs, net and other		(506)	(1,266)
Unsecured term loan, net		749,494	748,734

Unsecured revolving credit facilities	3.05%	80,000	—

Total, net		$1,672,911	$1,592,348

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

(Amounts in thousands)
Balance, December 31, 2016	$1,278,446
Net income	10,935
Other comprehensive loss	(207)
Distributions	(18,078)
Redemption of Class A units for Vornado common shares, at redemption value	(25,562)
Adjustments to carry redeemable Class A units at redemption value	(90,208)
Other, net	21,758
Balance, June 30, 2017	$1,177,084

Balance, December 31, 2017	$984,937
Net income	6,321
Other comprehensive income	859
Distributions	(15,891)
Redemption of Class A units for Vornado common shares, at redemption value	(12,246)
Adjustments to carry redeemable Class A units at redemption value	(36,450)
Other, net	10,511
Balance, June 30, 2018	$938,041

As of June 30, 2018 and December 31, 2017, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $932,613,000 and $979,509,000, respectively.

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of June 30, 2018 and December 31, 2017. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

14.	Accumulated Other Comprehensive Income ("AOCI")
The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)	Total	Marketable securities	Pro rata share of nonconsolidated subsidiaries' OCI		Interest rate swaps	Other
For the Three Months Ended June 30, 2018
Balance as of March 31, 2018	$30,258	$—	$2,444		$36,651	$(8,837)
Net current period OCI:
OCI before reclassifications	3,093	—	390		2,908	(205)
Amounts reclassified from AOCI	—	—	—		—	—
	3,093	—	390		2,908	(205)
Balance as of June 30, 2018	$33,351	$—	$2,834		$39,559	$(9,042)

For the Three Months Ended June 30, 2017
Balance as of March 31, 2017	$119,019	$115,496	$(2,841)		$13,908	$(7,544)
Net current period OCI:
OCI before reclassifications	(3,180)	(1,206)	(980)		(1,206)	212
Amounts reclassified from AOCI	—	—	—		—	—
	(3,180)	(1,206)	(980)		(1,206)	212
Balance as of June 30, 2017	$115,839	$114,290	$(3,821)		$12,702	$(7,332)

For the Six Months Ended June 30, 2018
Balance as of December 31, 2017	$128,682	$109,554	$3,769		$23,542	$(8,183)

Cumulative effect of accounting change (see Note 3)	(108,374)	(109,554)	(1,671)		2,851	—
Net current period OCI:
OCI before reclassifications	13,043	—	736		13,166	(859)
Amounts reclassified from AOCI	—	—	—		—	—
	13,043	—	736		13,166	(859)
Balance as of June 30, 2018	$33,351	$—	$2,834		$39,559	$(9,042)

For the Six Months Ended June 30, 2017
Balance as of December 31, 2016	$118,972	$130,505	$(12,058)		$8,066	$(7,541)
Net current period OCI:
OCI before reclassifications	(12,401)	(16,215)	(1,031)		4,636	209
Amounts reclassified from AOCI	9,268	—	9,268	(1)	—	—
	(3,133)	(16,215)	8,237		4,636	209
Balance as of June 30, 2017	$115,839	$114,290	$(3,821)		$12,702	$(7,332)
____________________

(1)	Reclassified upon receipt of proceeds related to the sale of an investment by a nonconsolidated subsidiary.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Variable Interest Entities ("VIEs")

Unconsolidated VIEs

As of June 30, 2018 and December 31, 2017, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 8 – Investments in Partially Owned Entities). As of June 30, 2018 and December 31, 2017, the net carrying amount of our investments in these entities was $304,859,000 and $352,925,000, respectively, and our maximum exposure to loss in these entities is limited to our investments.

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

As of June 30, 2018, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,578,768,000 and $1,811,269,000, respectively. As of December 31, 2017, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,561,062,000 and $1,753,798,000, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units, Series D-13 cumulative redeemable preferred units, and 6.625% Series G and Series I cumulative redeemable preferred shares/units which were redeemed on January 4 and 11, 2018 (see Note 13 - Shareholders' Equity/Partners' Capital)). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of June 30, 2018 and December 31, 2017, respectively.

(Amounts in thousands)	As of June 30, 2018
	Total	Level 1	Level 2	Level 3
Marketable securities	$165,650	$165,650	$—	$—
Real estate fund investments	373,039	—	—	373,039
Deferred compensation plan assets ($4,375 included in restricted cash and $95,993 in other assets)	100,368	60,498	—	39,870
Interest rate swaps (included in other assets)	39,584	—	39,584	—
Total assets	$678,641	$226,148	$39,584	$412,909

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—

(Amounts in thousands)	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Marketable securities	$182,752	$182,752	$—	$—
Real estate fund investments	354,804	—	—	354,804
Deferred compensation plan assets ($11,545 included in restricted cash and $97,632 in other assets)	109,177	69,049	—	40,128
Interest rate swaps (included in other assets)	27,472	—	27,472	—
Total assets	$674,205	$251,801	$27,472	$394,932

Mandatorily redeemable instruments (included in other liabilities)	$520,561	$520,561	$—	$—
Interest rate swaps (included in other liabilities)	1,052	—	1,052	—
Total liabilities	$521,613	$520,561	$1,052	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

As of June 30, 2018, we had four real estate fund investments with an aggregate fair value of $373,039,000, or $47,475,000 in excess of cost. These investments are classified as Level 3. We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.5 to 4.5 years. Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor. Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments as of June 30, 2018 and December 31, 2017.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Discount rates	10.0% to 15.0%	2.0% to 14.9%	13.1%	11.9%
Terminal capitalization rates	5.1% to 6.4%	4.7% to 6.7%	5.7%	5.5%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$336,552	$454,946	$354,804	$462,132
Purchases	66,000	—	68,950	—
Net unrealized (loss) gain on held investments	(29,513)	745	(29,513)	(6,442)
Dispositions	—	—	(20,291)	—
Net realized (loss) gain on exited investments	(2)	—	(913)	241
Other, net	2	1	2	(239)
Ending balance	$373,039	$455,692	$373,039	$455,692

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16.	Fair Value Measurements - continued
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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$39,485	$56,910	$40,128	$57,444
Sales	(1,874)	(9,375)	(3,509)	(12,112)
Purchases	1,619	1,350	1,633	1,813
Realized and unrealized gains	34	830	712	1,905
Other, net	606	134	906	799
Ending balance	$39,870	$49,849	$39,870	$49,849

Fair Value Measurements on a Nonrecurring Basis

There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair values of our secured and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2018 and December 31, 2017.

(Amounts in thousands)	As of June 30, 2018			As of December 31, 2017
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$851,306		$851,000	$1,500,227		$1,500,000
Debt:
Mortgages payable	$8,164,473		$8,112,000	$8,203,839		$8,194,000
Senior unsecured notes	850,000		847,000	850,000		878,000
Unsecured term loan	750,000		750,000	750,000		750,000
Unsecured revolving credit facilities	80,000		80,000	—		—
Total	$9,844,473	(1)	$9,789,000	$9,803,839	(1)	$9,822,000
____________________

(1)	Excludes $62,944 and $74,352 of deferred financing costs, net and other as of June 30, 2018 and December 31, 2017, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Stock-based Compensation

Vornado’s 2010 Omnibus Share Plan (the "Plan") provides the Compensation Committee of our Board of Trustees (the "Committee") the ability to grant incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units, out-performance plan awards and appreciation-only long-term incentive plan units ("AO LTIP Units") to certain of our employees and officers. We account for all equity-based compensation in accordance with ASC 718. Equity-based compensation expense, a component of "general and administrative" expenses on our consolidated statements of income, was $6,976,000 and $6,724,000 for the three months ended June 30, 2018 and 2017, respectively, and $20,645,000 and $20,283,000 for the six months ended June 30, 2018 and 2017, respectively.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

18.	Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Increase (decrease) in fair value of marketable securities:
Lexington Realty Trust	$15,883	$—	$(16,992)	$—
Other	1	—	(110)	—
	15,884	—	(17,102)	—
Interest on loans receivable (1)	6,205	2,102	6,948	2,845
Dividends on marketable securities	3,353	3,307	6,706	6,614
Other, net	5,450	3,132	9,956	5,777
	$30,892	$8,541	$6,508	$15,236
____________________

(1)
2018 includes $5,457 of income from a profit participation on the April 2018 sale of 701 Seventh Avenue. We received this kicker in connection with our 25% participation in an October 2012, $137,500 mezzanine loan, which was repaid in January 2014.

19. Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$96,377	$88,392	$191,165	$173,362
Amortization of deferred financing costs	8,034	7,977	16,138	16,546
Capitalized interest and debt expense	(16,754)	(11,580)	(31,480)	(22,395)
	$87,657	$84,789	$175,823	$167,513

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Income Per Share/Income Per Class A Unit

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$123,427	$115,112	$133,448	$164,631
Income from discontinued operations, net of income attributable to noncontrolling interests	641	16,989	300	31,351
Net income attributable to Vornado	124,068	132,101	133,748	195,982
Preferred share dividends	(12,534)	(16,129)	(25,569)	(32,258)
Preferred share issuance costs	—	—	(14,486)	—
Net income attributable to common shareholders	111,534	115,972	93,693	163,724
Earnings allocated to unvested participating securities	(11)	(13)	(22)	(27)
Numerator for basic income per share	111,523	115,959	93,671	163,697
Impact of assumed conversions:
Convertible preferred share dividends	16	20	—	—
Earnings allocated to Out-Performance Plan units	—	—	37	233
Numerator for diluted income per share	$111,539	$115,979	$93,708	$163,930

Denominator:
Denominator for basic income per share – weighted average shares	190,200	189,395	190,141	189,304
Effect of dilutive securities(1):
Employee stock options and restricted share awards	930	1,011	934	1,089
Convertible preferred shares	38	38	—	—
Out-Performance Plan units	—	—	115	281
Denominator for diluted income per share – weighted average shares and assumed conversions	191,168	190,444	191,190	190,674

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$0.59	$0.52	$0.49	$0.70
Income from discontinued operations, net	—	0.09	—	0.16
Net income per common share	$0.59	$0.61	$0.49	$0.86

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$0.58	$0.52	$0.49	$0.70
Income from discontinued operations, net	—	0.09	—	0.16
Net income per common share	$0.58	$0.61	$0.49	$0.86
____________________

(1)
The effect of dilutive securities for the three months ended June 30, 2018 and 2017 excludes an aggregate of 12,299 and 12,268 weighted average common share equivalents, respectively, and 12,252 and 12,125 weighted average common share equivalents for the six months ended June 30, 2018 and 2017, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests in consolidated subsidiaries	$130,830	$121,696	$139,749	$173,488
Income from discontinued operations	683	18,111	320	33,429
Net income attributable to Vornado Realty L.P.	131,513	139,807	140,069	206,917
Preferred unit distributions	(12,582)	(16,177)	(25,666)	(32,355)
Preferred unit issuance costs	—	—	(14,486)	—
Net income attributable to Class A unitholders	118,931	123,630	99,917	174,562
Earnings allocated to unvested participating securities	(772)	(742)	(1,544)	(1,759)
Numerator for basic income per Class A unit	118,159	122,888	98,373	172,803
Impact of assumed conversions:
Convertible preferred unit distributions	16	20	—	—
Numerator for diluted income per Class A unit	$118,175	$122,908	$98,373	$172,803

Denominator:
Denominator for basic income per Class A unit – weighted average units	202,064	201,127	201,997	200,987
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,252	1,458	1,269	1,630
Convertible preferred units	38	38	—	—
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	203,354	202,623	203,266	202,617

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.58	$0.52	$0.49	$0.69
Income from discontinued operations, net	—	0.09	—	0.17
Net income per Class A unit	$0.58	$0.61	$0.49	$0.86

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.58	$0.52	$0.48	$0.69
Income from discontinued operations, net	—	0.09	—	0.16
Net income per Class A unit	$0.58	$0.61	$0.48	$0.85
____________________

(1)
The effect of dilutive securities for the three months ended June 30, 2018 and 2017 excludes an aggregate of 112 and 89 weighted average Class A unit equivalents, respectively, and 175 and 182 weighted average Class A unit equivalents for the six months ended June 30, 2018 and 2017, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Commitments and Contingencies

Insurance

We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $260,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2015, which expires in December 2020.

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

Generally, our mortgage loans are non-recourse to us. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of June 30, 2018, the aggregate dollar amount of these guarantees and master leases is approximately $667,000,000.

As of June 30, 2018, $13,337,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As of June 30, 2018, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $34,000,000.

As of June 30, 2018, we have construction commitments aggregating approximately $342,000,000.

Income Taxes - 220 Central Park South

We are constructing a residential condominium tower at 220 Central Park South ("220 CPS"). For income tax purposes, we recognize revenue associated with our 220 CPS project using the percentage of completion method. On May 25, 2018, the 220 CPS condominium offering plan was declared effective by the Attorney General of the State of New York. Accordingly, during the quarter ended June 30, 2018, we recorded a liability (a component of “other liabilities”) and a corresponding asset (a component of “other assets”) of $52,000,000 for estimated Federal, state and local income taxes due September 17, 2018. GAAP revenue associated with our 220 CPS project is recognized under the completed contract method upon closing of the condominium unit sales.

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

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for three and six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$105,338	$147,484	$105,620	$221,331

Deduct:
(Income) loss from partially owned entities	(8,757)	(46,021)	1,147	(47,379)
Loss (income) from real estate fund investments	28,976	(4,391)	37,783	(4,659)
Interest and other investment income, net	(30,892)	(8,541)	(6,508)	(15,236)
Net gains on disposition of wholly owned and partially owned assets	(23,559)	—	(23,559)	(501)
Income from discontinued operations	(683)	(18,111)	(320)	(33,429)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(16,269)	(34,472)	(32,607)

Add:
Depreciation and amortization expense	111,846	105,123	220,532	210,251
General and administrative expense	34,427	35,405	76,960	81,580
Transaction related costs and other	1,017	260	14,173	1,012
NOI from partially owned entities	65,752	67,016	133,265	133,113
Interest and debt expense	87,657	84,789	175,823	167,513
Income tax expense (benefit)	467	(610)	3,021	2,303
NOI at share	354,429	346,134	703,465	683,292
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(12,481)	(22,475)	(30,429)	(42,956)
NOI at share - cash basis	$341,948	$323,659	$673,036	$640,336

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.	Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$541,818	$458,552	$83,266
Operating expenses	235,981	200,903	35,078
NOI - consolidated	305,837	257,649	48,188
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(11,560)	(5,600)
Add: Our share of NOI from partially owned entities	65,752	49,778	15,974
NOI at share	354,429	295,867	58,562
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(12,481)	(12,713)	232
NOI at share - cash basis	$341,948	$283,154	$58,794

(Amounts in thousands)	For the Three Months Ended June 30, 2017
	Total	New York	Other
Total revenues	$511,087	$436,862	$74,225
Operating expenses	215,700	185,712	29,988
NOI - consolidated	295,387	251,150	44,237
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,269)	(11,348)	(4,921)
Add: Our share of NOI from partially owned entities	67,016	46,386	20,630
NOI at share	346,134	286,188	59,946
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(22,475)	(18,297)	(4,178)
NOI at share - cash basis	$323,659	$267,891	$55,768

(Amounts in thousands)	For the Six Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$1,078,255	$907,036	$171,219
Operating expenses	473,583	398,819	74,764
NOI - consolidated	604,672	508,217	96,455
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(34,472)	(23,305)	(11,167)
Add: Our share of NOI from partially owned entities	133,265	99,551	33,714
NOI at share	703,465	584,463	119,002
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(30,429)	(30,036)	(393)
NOI at share - cash basis	$673,036	$554,427	$118,609

(Amounts in thousands)	For the Six Months Ended June 30, 2017
	Total	New York	Other
Total revenues	$1,019,145	$863,101	$156,044
Operating expenses	436,359	368,819	67,540
NOI - consolidated	582,786	494,282	88,504
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(32,607)	(22,787)	(9,820)
Add: Our share of NOI from partially owned entities	133,113	91,848	41,265
NOI at share	683,292	563,343	119,949
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(42,956)	(36,669)	(6,287)
NOI at share - cash basis	$640,336	$526,674	$113,662

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of June 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and of changes in equity, and cash flows, for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended; and in our report dated February 12, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of June 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and of changes in equity, and cash flows, for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended; and in our report dated February 12, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 30, 2018

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2018.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”).  Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in, the Operating Partnership as of June 30, 2018.  All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

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

Vornado Realty Trust

Quarter Ended June 30, 2018 Financial Results Summary

Net income attributable to common shareholders for the quarter ended June 30, 2018 was $111,534,000, or $0.58 per diluted share, compared to $115,972,000, or $0.61 per diluted share, for the prior year’s quarter.  The quarters ended June 30, 2018 and 2017 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended June 30, 2018 by $41,881,000, or $0.22 per diluted share, and $48,600,000, or $0.26 per diluted share, for the quarter ended June 30, 2017.

Funds From Operations ("FFO") attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2018 was $209,680,000, or $1.10 per diluted share, compared to $257,673,000, or $1.35 per diluted share, for the prior year’s quarter.  FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2018 and 2017 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2018 by $22,268,000, or $0.12 per diluted share, and $77,129,000, or $0.40 per diluted share, for the quarter ended June 30, 2017.

Six Months Ended June 30, 2018 Financial Results Summary

Net income attributable to common shareholders for the six months ended June 30, 2018 was $93,693,000, or $0.49 per diluted share, compared to $163,724,000, or $0.86 per diluted share, for the six months ended June 30, 2017.  The six months ended June 30, 2018 and 2017 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the six months ended June 30, 2018 by $32,384,000, or $0.17 per diluted share, and increased net income attributable to common shareholders for the six months ended June 30, 2017 by $50,212,000, or $0.26 per diluted share.

FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2018 was $312,339,000, or $1.63 per diluted share, compared to $463,422,000, or $2.43 per diluted share, for the six months ended June 30, 2017.  FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2018 and 2017 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2018 by $49,038,000, or $0.26 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2017 by $124,008,000, or $0.65 per diluted share.

Overview - continued

The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Certain (income) expense items that impact net income attributable to common shareholders:
Net gains on sale of real estate	$(24,449)	$(15,339)	$(24,767)	$(19,459)
(Increase) decrease in fair value of marketable securities (including our share of partially owned entities)	(16,024)	—	18,636	—
Profit participation on the April 2018 sale of 701 Seventh Avenue	(5,457)	—	(5,457)	—
Our share of loss from 666 Fifth Avenue Office Condominium (49.5% interest)	1,269	7,852	4,761	18,049
Our share of (income) loss from real estate fund investments (excluding our $4,252 share of One Park Avenue potential additional transfer taxes and reduction in carried interest for the six months ended June 30, 2018)	(551)	304	(1,365)	3,539
(Income) loss from discontinued operations and sold properties (primarily related to JBG SMITH Properties operating results and transaction costs through July 17, 2017 spin-off)	(286)	(18,251)	83	(31,246)
Net gain resulting from Urban Edge Properties ("UE") operating partnership unit issuances	—	(15,900)	—	(15,900)
Net gain on repayment of our Suffolk Downs JV debt investments	—	(11,373)	—	(11,373)
Our share of potential additional New York City transfer taxes based on a Tax Tribunal interpretation which Vornado is appealing	—	—	23,503	—
Preferred share issuance costs	—	—	14,486	—
Other	839	900	4,609	2,864
	(44,659)	(51,807)	34,489	(53,526)
Noncontrolling interests' share of above adjustments	2,778	3,207	(2,105)	3,314
Total of certain (income) expense items that impact net income attributable to common shareholders	$(41,881)	$(48,600)	$32,384	$(50,212)

The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
(Increase) decrease in fair value of marketable securities (including our share of partially owned entities)	$(16,024)	$—	$18,636	$—
Profit participation on the April 2018 sale of 701 Seventh Avenue	(5,457)	—	(5,457)	—
Our share of FFO from 666 Fifth Avenue Office Condominium (49.5% interest)	(2,178)	(4,160)	(2,041)	(7,713)
Our share of FFO from real estate fund investments (excluding our $4,252 share of One Park Avenue potential additional transfer taxes and reduction in carried interest for the six months ended June 30, 2018)	(551)	304	(1,365)	3,539
FFO from discontinued operations and sold properties (primarily related to JBG SMITH Properties operating results and transaction costs through July 17, 2017 spin-off)	(374)	(51,561)	(104)	(99,901)
Net gain resulting from UE operating partnership unit issuances	—	(15,900)	—	(15,900)
Net gain on repayment of our Suffolk Downs JV debt investments	—	(11,373)	—	(11,373)
Our share of potential additional New York City transfer taxes based on a Tax Tribunal interpretation which Vornado is appealing	—	—	23,503	—
Preferred share issuance costs	—	—	14,486	—
Other	839	379	4,592	(962)
	(23,745)	(82,311)	52,250	(132,310)
Noncontrolling interests' share of above adjustments	1,477	5,182	(3,212)	8,302
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(22,268)	$(77,129)	$49,038	$(124,008)

Overview - continued

Vornado Realty L.P.

Quarter Ended June 30, 2018 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended June 30, 2018 was $118,931,000, or $0.58 per diluted Class A unit, compared to $123,630,000, or $0.61 per diluted Class A unit, for the prior year’s quarter.  The quarters ended June 30, 2018 and 2017 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items increased net income attributable to Class A unitholders for the quarter ended June 30, 2018 by $44,659,000, or $0.22 per diluted Class A unit, and $51,807,000, or $0.26 per diluted Class A unit, for the quarter ended June 30, 2017.

Six Months Ended June 30, 2018 Financial Results Summary

Net income attributable to Class A unitholders for the six months ended June 30, 2018 was $99,917,000, or $0.48 per diluted Class A unit, compared to $174,562,000, or $0.85 per diluted Class A unit, for the six months ended June 30, 2017.  The six months ended June 30, 2018 and 2017 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items decreased net income attributable to Class A unitholders for the six months ended June 30, 2018 by $34,489,000, or $0.17 per diluted Class A unit, and increased net income attributable to Class A unitholders for the six months ended June 30, 2017 by $53,526,000, or $0.26 per diluted Class A unit.

The following table reconciles the difference between our net income attributable to Class A unitholders and our net income attributable to Class A unitholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Certain (income) expense items that impact net income attributable to Class A unitholders:
Net gains on sale of real estate	$(24,449)	$(15,339)	$(24,767)	$(19,459)
(Increase) decrease in fair value of marketable securities (including our share of partially owned entities)	(16,024)	—	18,636	—
Profit participation on the April 2018 sale of 701 Seventh Avenue	(5,457)	—	(5,457)	—
Our share of loss from 666 Fifth Avenue Office Condominium (49.5% interest)	1,269	7,852	4,761	18,049
Our share of (income) loss from real estate fund investments (excluding our $4,252 share of One Park Avenue potential additional transfer taxes and reduction in carried interest for the six months ended June 30, 2018)	(551)	304	(1,365)	3,539
(Income) loss from discontinued operations and sold properties (primarily related to JBG SMITH Properties operating results and transaction costs through July 17, 2017 spin-off)	(286)	(18,251)	83	(31,246)
Net gain resulting from UE operating partnership unit issuances	—	(15,900)	—	(15,900)
Net gain on repayment of our Suffolk Downs JV debt investments	—	(11,373)	—	(11,373)
Our share of potential additional New York City transfer taxes based on a Tax Tribunal interpretation which Vornado is appealing	—	—	23,503	—
Preferred unit issuance costs	—	—	14,486	—
Other	839	900	4,609	2,864
Total of certain (income) expense items that impact net income attributable to Class A unitholders	$(44,659)	$(51,807)	$34,489	$(53,526)

Overview - continued

Vornado Realty Trust and Vornado Realty L.P.

Same Store Net Operating Income ("NOI")

The percentage increase (decrease) in same store NOI and same store NOI - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York	theMART	555 California Street
Same store NOI at share % increase(1):
Three months ended June 30, 2018 compared to June 30, 2017	4.7%	4.2%	5.2%	13.5%
Six months ended June 30, 2018 compared to June 30, 2017	4.5%	4.1%	4.3%	12.9%
Three months ended June 30, 2018 compared to March 31, 2018	3.2%	3.3%	3.4%	1.1%

Same store NOI at share - cash basis % increase(1):
Three months ended June 30, 2018 compared to June 30, 2017	7.0%	5.9%	10.8%	23.8%
Six months ended June 30, 2018 compared to June 30, 2017	6.7%	5.8%	10.4%	18.5%
Three months ended June 30, 2018 compared to March 31, 2018	4.6%	4.6%	2.9%	7.7%
____________________

		Increase (Decrease)
(1)	Excluding Hotel Pennsylvania - New York same store NOI at share % increase (decrease):
	Three months ended June 30, 2018 compared to June 30, 2017	4.6%
	Six months ended June 30, 2018 compared to June 30, 2017	4.2%
	Three months ended June 30, 2018 compared to March 31, 2018	(0.3)%

	Excluding Hotel Pennsylvania - New York same store NOI at share - cash basis % increase:
	Three months ended June 30, 2018 compared to June 30, 2017	6.3%
	Six months ended June 30, 2018 compared to June 30, 2017	5.8%
	Three months ended June 30, 2018 compared to March 31, 2018	0.7%

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

Dispositions

On January 17, 2018, Vornado Capital Partners Real Estate Fund (the "Fund") completed the sale of the retail condominium at 11 East 68th Street, a property located on Madison Avenue and 68th Street, for $82,000,000. From the inception of this investment through its disposition, the Fund realized a $46,259,000 net gain.

On June 21, 2018, we completed the $45,000,000 sale of 27 Washington Square North, which resulted in a net gain of $23,559,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. We acquired the property in December 2015 for $20,000,000.

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

On April 19, 2018, the joint venture between the Fund and the Crowne Plaza Joint Venture completed a $255,000,000 refinancing of the Crowne Plaza Times Square Hotel. The interest-only loan is at LIBOR plus 3.51% (5.56% at June 30, 2018) and matures in May 2020 with three one-year extension options. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The Crowne Plaza Times Square Hotel was previously encumbered by a $310,000,000 interest-only mortgage at LIBOR plus 2.80%, which was scheduled to mature in December 2018.

On June 11, 2018, the joint venture that owns Independence Plaza, a three-building 1,327 unit residential complex in the Tribeca submarket of Manhattan completed a $675,000,000 refinancing of Independence Plaza. The seven-year interest-only loan matures in July 2025 and has a fixed rate of 4.25%. Our share of net proceeds, after repayment of the existing 3.48% $550,000,000 mortgage and closing costs, was $55,618,000.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2018, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, described in Note 3 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Three Months Ended June 30, 2018
Total square feet leased	611	49	50	—
Our share of square feet leased:	545	44	50	—
Initial rent(1)	$88.28	$165.98	$51.66	$—
Weighted average lease term (years)	10.5	5.9	5.4	—
Second generation relet space:
Square feet	502	38	50	—
GAAP basis:
Straight-line rent(2)	$94.89	$153.04	$51.26	$—
Prior straight-line rent	$67.17	$137.19	$46.86	$—
Percentage increase	41.3%	11.6%	9.4%	—%
Cash basis:
Initial rent(1)	$89.59	$145.58	$51.66	$—
Prior escalated rent	$69.80	$133.90	$50.83	$—
Percentage increase	28.4%	8.7%	1.6%	—%
Tenant improvements and leasing commissions:
Per square foot	$101.10	$110.51	$8.35	$—
Per square foot per annum	$9.63	$18.73	$1.55	$—
Percentage of initial rent	10.9%	11.3%	3.0%	—%
____________________
See notes on the following page

Overview - continued

Leasing Activity - continued

(Square feet in thousands)	New York
	Office		Retail		theMART	555 California Street
Six Months Ended June 30, 2018
Total square feet leased	1,036		126		169	89
Our share of square feet leased:	903		120		169	62
Initial rent(1)	$85.81		$195.29		$50.77	$85.89
Weighted average lease term (years)	10.5		5.0		5.6	7.1
Second generation relet space:
Square feet	787		114		163	30
GAAP basis:
Straight-line rent(2)	$91.34		$199.25		$51.14	$99.34
Prior straight-line rent	$61.81		$214.76		$40.30	$71.29
Percentage increase (decrease)	47.8%	(3)	(7.2)%	(4)	26.9%	39.3%
Cash basis:
Initial rent(1)	$87.55		$190.03		$50.73	$96.68
Prior escalated rent	$64.75		$221.94		$42.83	$82.61
Percentage increase (decrease)	35.2%	(3)	(14.4)%	(4)	18.4%	17.0%
Tenant improvements and leasing commissions:
Per square foot	$99.87		$80.44		$19.29	$82.65
Per square foot per annum	$9.51		$16.09		$3.44	$11.64
Percentage of initial rent	11.1%		8.2%		6.8%	13.6%
___________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	Excluding a single lease at 770 Broadway for 77 square feet, the GAAP and cash basis mark-to-markets were 35.6% and 24.0%, respectively.

(4)	Excluding a single lease at 435 Seventh Avenue for 43 square feet, the GAAP and cash basis mark-to-markets were 16.0% and 6.4%, respectively.

Overview - continued

Square Footage (in service) and Occupancy as of June 30, 2018

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	20,243	16,966	96.6%
Retail (includes retail properties that are in the base of our office properties)	72	2,672	2,422	96.3%
Residential - 1,682 units	10	1,533	800	98.3%
Alexander's, including 312 residential units	7	2,437	790	99.5%
Hotel Pennsylvania	1	1,400	1,400
		28,285	22,378	96.6%
Other:
theMART	3	3,694	3,685	99.3%
555 California Street	3	1,741	1,219	97.3%
Other	11	2,522	1,187	93.6%
		7,957	6,091

Total square feet as of June 30, 2018		36,242	28,469

Square Footage (in service) and Occupancy as of December 31, 2017

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	20,256	16,982	97.1%
Retail (includes retail properties that are in the base of our office properties)	71	2,720	2,471	96.9%
Residential - 1,671 units	10	1,533	800	97.3%
Alexander's, including 312 residential units	7	2,437	790	99.3%
Hotel Pennsylvania	1	1,400	1,400
		28,346	22,443	97.2%
Other:
theMART	3	3,689	3,680	98.6%
555 California Street	3	1,741	1,219	94.2%
Other	11	2,525	1,188	93.6%
		7,955	6,087

Total square feet as of December 31, 2017		36,301	28,530

Net Operating Income by Segment for the Three Months Ended June 30, 2018 and 2017

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

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$541,818	$458,552	$83,266
Operating expenses	235,981	200,903	35,078
NOI - consolidated	305,837	257,649	48,188
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(11,560)	(5,600)
Add: Our share of NOI from partially owned entities	65,752	49,778	15,974
NOI at share	354,429	295,867	58,562
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(12,481)	(12,713)	232
NOI at share - cash basis	$341,948	$283,154	$58,794

(Amounts in thousands)	For the Three Months Ended June 30, 2017
	Total	New York	Other
Total revenues	$511,087	$436,862	$74,225
Operating expenses	215,700	185,712	29,988
NOI - consolidated	295,387	251,150	44,237
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,269)	(11,348)	(4,921)
Add: Our share of NOI from partially owned entities	67,016	46,386	20,630
NOI at share	346,134	286,188	59,946
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(22,475)	(18,297)	(4,178)
NOI at share - cash basis	$323,659	$267,891	$55,768

Net Operating Income by Segment for the Three Months Ended June 30, 2018 and 2017 - continued

The elements of our New York and Other NOI at share for the three months ended June 30, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2018	2017
New York:
Office	$184,867	$171,809
Retail	87,109	89,955
Residential	6,338	6,191
Alexander's	11,909	11,966
Hotel Pennsylvania	5,644	6,267
Total New York	295,867	286,188

Other:
theMART	27,816	26,182
555 California Street	13,660	12,032
Other investments	17,086	21,732
Total Other	58,562	59,946

NOI at share	$354,429	$346,134

The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2018	2017
New York:
Office	$180,710	$163,972
Retail	79,139	79,967
Residential	5,463	5,342
Alexander's	12,098	12,311
Hotel Pennsylvania	5,744	6,299
Total New York	283,154	267,891

Other:
theMART	27,999	24,897
555 California Street	13,808	11,151
Other investments	16,987	19,720
Total Other	58,794	55,768

NOI at share - cash basis	$341,948	$323,659

Reconciliation of Net Income to Net Operating Income for the Three Months Ended June 30, 2018 and 2017

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30,
	2018	2017
Net income	$105,338	$147,484

Deduct:
Income from partially owned entities	(8,757)	(46,021)
Loss (income) from real estate fund investments	28,976	(4,391)
Interest and other investment income, net	(30,892)	(8,541)
Net gains on disposition of wholly owned and partially owned assets	(23,559)	—
Income from discontinued operations	(683)	(18,111)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(16,269)

Add:
Depreciation and amortization expense	111,846	105,123
General and administrative expense	34,427	35,405
Transaction related costs and other	1,017	260
NOI from partially owned entities	65,752	67,016
Interest and debt expense	87,657	84,789
Income tax expense (benefit)	467	(610)
NOI at share	354,429	346,134
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(12,481)	(22,475)
NOI at share - cash basis	$341,948	$323,659

NOI by Region

Below is a summary of the percentages of NOI at share by geographic region for the three months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
	2018	2017
Region:
New York City metropolitan area	88%	88%
Chicago, IL	8%	8%
San Francisco, CA	4%	4%
	100%	100%

Results of Operations – Three Months Ended June 30, 2018 Compared to June 30, 2017

Revenues
Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $541,818,000 for the three months ended June 30, 2018 compared to $511,087,000 for the prior year’s quarter, an increase of $30,731,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York		Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$(1,287)	$(1,287)		$—
Development and redevelopment	(2,089)	(2,192)		103
Hotel Pennsylvania	1,767	1,767		—
Trade shows	999	—		999
Same store operations	16,562	12,416		4,146
	15,952	10,704		5,248
Tenant expense reimbursements:
Acquisitions, dispositions and other	12	12		—
Development and redevelopment	282	273		9
Same store operations	6,361	4,924		1,437
	6,655	5,209		1,446
Fee and other income:
BMS cleaning fees	6,442	6,790	(1)	(348)
Management and leasing fees	(70)	(1)		(69)
Lease termination fees	(302)	(662)		360
Other income	2,054	(350)		2,404
	8,124	5,777		2,347

Total increase in revenues	$30,731	$21,690		$9,041
___________________

(1)	Includes $1,935 related to services provided to JBG Smith Properties ("JBGS") and $1,451 of one-time tenant work.

Results of Operations – Three Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs and other, were $385,348,000 for the three months ended June 30, 2018, compared to $357,277,000 for the prior year’s quarter, an increase of $28,071,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$239	$239		$—
Development and redevelopment	(456)	(1,045)		589
Non-reimbursable expenses, including bad debt reserves	2,864	2,662		202
Hotel Pennsylvania	2,373	2,373		—
Trade shows	568	—		568
BMS expenses	4,908	5,225	(1)	(317)
Same store operations	9,785	5,737		4,048
	20,281	15,191		5,090
Depreciation and amortization:
Acquisitions, dispositions and other	148	148		—
Development and redevelopment	1,740	1,709		31
Same store operations	4,835	3,538		1,297
	6,723	5,395		1,328

General and administrative	(978)	225		(1,203)

Expense from deferred compensation plan liability	1,288	—		1,288	(2)

Transaction related costs and other	757	—		757

Total increase in expenses	$28,071	$20,811		$7,260
____________________

(1)	This increase is a result of services provided to JBGS and one-time tenant work.

(2)	This increase in expense is entirely offset by a corresponding increase in "income from deferred compensation plan assets" on our consolidated statements of income.

Income from Partially Owned Entities

Below are the components of income from partially owned entities for the three months ended June 30, 2018 and 2017.

(Amounts in thousands)	Ownership Percentage at June 30, 2018	For the Three Months Ended June 30,
		2018	2017
Our share of net income (loss):
Alexander's	32.4%	$7,167	$8,197
Partially owned office buildings(1)	Various	2,002	236
UE(2)	4.5%	1,112	19,003
Pennsylvania Real Estate Investment Trust ("PREIT")	8.0%	(1,068)	(902)
Other investments(3)	Various	(456)	19,487
		$8,757	$46,021
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.

(2)	2017 includes a $15,900 net gain resulting from UE operating partnership unit issuances.

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Condominium and others. In the second quarter of 2017, we recognized $26,687 of net gains comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV.

Results of Operations – Three Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Income (Loss) from Real Estate Fund Investments
Below are the components of the income (loss) from our real estate fund investments for the three months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30,
	2018	2017
Net investment income	$539	$3,646
Net unrealized (loss) gain on held investments	(29,513)	745
Net realized loss on exited investments	(2)	—
(Loss) income from real estate fund investments	(28,976)	4,391
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	29,527	(4,695)
Income (loss) from real estate fund investments attributable to the Operating Partnership (1)	551	(304)
Less (income) loss attributable to noncontrolling interests in the Operating Partnership	(34)	19
Income (loss) from real estate fund investments attributable to Vornado	$517	$(285)
____________________

(1)
Excludes $1,104 and $1,381 of management and leasing fees for the three months ended June 30, 2018 and 2017, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Interest and Other Investment Income, net

Below are the components of interest and other investment income, net for the three months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30,
	2018	2017
Increase in fair value of marketable securities(1)	$15,884	$—
Interest on loans receivable(2)	6,205	2,102
Dividends on marketable securities	3,353	3,307
Other, net	5,450	3,132
	$30,892	$8,541
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

(2)
2018 includes $5,457 of income from a profit participation on the April 2018 sale of 701 Seventh Avenue. We received this kicker in connection with our 25% participation in an October 2012, $137,500 mezzanine loan, which was repaid in January 2014.

Interest and Debt Expense

Interest and debt expense was $87,657,000 for the three months ended June 30, 2018, compared to $84,789,000 in the prior year’s quarter, an increase of $2,868,000. This increase was primarily due to (i) $6,047,000 of higher interest expense relating to our variable rate loans, and (ii) $2,611,000 of higher interest expense on our $750,000,000 delayed draw term loan which was fully drawn in October 2017, partially offset by (iii) $5,174,000 higher capitalized interest and debt expense.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets

Net gains on disposition of wholly owned and partially owned assets for the three months ended June 30, 2018 were $23,559,000 representing the net gain on sale of 27 Washington Square North.

Income Tax (Expense) Benefit

Income tax expense for the three months ended June 30, 2018 was $467,000 compared to a benefit of $610,000 for the prior year’s quarter, an increase in expense of $1,077,000.  This increase is primarily due to higher New York City Unincorporated Business Tax ("UBT").

Results of Operations – Three Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of our former Washington, DC segment which was spun off on July 17, 2017 and other related retail assets that were sold or are currently held for sale to "income from discontinued operations" and the related assets and liabilities to "assets related to discontinued operations" and "liabilities related to discontinued operations" for all periods presented in the accompanying financial statements. The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended June 30,
	2018	2017
Total revenues	$339	$118,939
Total expenses	274	94,510
	65	24,429
Additional net gains on sale of real estate	618	—
JBGS spin-off transaction costs	—	(6,211)
Income from partially-owned entities	—	255
Pretax income from discontinued operations	683	18,473
Income tax expense	—	(362)
Income from discontinued operations	$683	$18,111

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net loss attributable to noncontrolling interests in consolidated subsidiaries was $26,175,000 for the three months ended June 30, 2018, compared to income of $7,677,000 for the prior year’s quarter, a decrease in income of $33,852,000.  This decrease resulted primarily from the allocation of net loss to the noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $7,445,000 for the three months ended June 30, 2018, compared to $7,706,000 for the prior year’s quarter, a decrease of $261,000.  This decrease resulted primarily from lower net income subject to allocation to Class A unitholders.

Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $12,534,000 for the three months ended June 30, 2018, compared to $16,129,000 for the prior year’s quarter, a decrease of $3,595,000.  The decrease is comprised of $7,789,000 of savings from the redemption of all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares in January 2018, partially offset by a $4,194,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred shares in December 2017.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $12,582,000 for the three months ended June 30, 2018, compared to $16,177,000 for the prior year’s quarter, a decrease of $3,595,000.  The decrease is comprised of $7,789,000 of savings from the redemption of all the outstanding 6.625% Series G and Series I cumulative redeemable preferred units in January 2018, partially offset by a $4,194,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred units in December 2017.

Results of Operations – Three Months Ended June 30, 2018 Compared to June 30, 2017 - continued

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

Below are reconciliations of NOI to same store NOI for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2018 compared to June 30, 2017.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended June 30, 2018	$354,429	$295,867		$27,816	$13,660	$17,086
Less NOI at share from:
Acquisitions	(503)	(439)		(64)	—	—
Dispositions	(310)	(310)		—	—	—
Development properties placed into and out of service	(12,794)	(12,794)		—	—	—
Lease termination income, net of straight-line and FAS 141 write-offs	1,941	1,984		(43)	—	—
Other non-operating income, net	(17,583)	(497)		—	—	(17,086)
Same store NOI at share for the three months ended June 30, 2018	$325,180	$283,811		$27,709	$13,660	$—

NOI at share for the three months ended June 30, 2017	$346,134	$286,188		$26,182	$12,032	$21,732
Less NOI at share from:
Acquisitions	5	(164)		169	—	—
Dispositions	(406)	(406)		—	—	—
Development properties placed into and out of service	(12,329)	(12,329)		—	—	—
Lease termination income, net of straight-line and FAS 141 write-offs	(166)	(166)		—	—	—
Other non-operating income, net	(22,573)	(841)		—	—	(21,732)
Same store NOI at share for the three months ended June 30, 2017	$310,665	$272,282		$26,351	$12,032	$—

Increase in same store NOI at share for the three months ended June 30, 2018 compared to June 30, 2017	$14,515	$11,529		$1,358	$1,628	$—

% increase in same store NOI at share	4.7%	4.2%	(1)	5.2%	13.5%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 4.6%.

Results of Operations – Three Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Same Store Net Operating Income - continued
Below are reconciliations of NOI - cash basis to same store NOI - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2018 compared to June 30, 2017.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2018	$341,948	$283,154		$27,999	$13,808	$16,987
Less NOI at share - cash basis from:
Acquisitions	(355)	(291)		(64)	—	—
Dispositions	(242)	(242)		—	—	—
Development properties placed into and out of service	(13,686)	(13,686)		—	—	—
Lease termination income	(162)	—		(162)	—	—
Other non-operating income, net	(17,483)	(496)		—	—	(16,987)
Same store NOI at share - cash basis for the three months ended June 30, 2018	$310,020	$268,439		$27,773	$13,808	$—

NOI at share - cash basis for the three months ended June 30, 2017	$323,659	$267,891		$24,897	$11,151	$19,720
Less NOI at share - cash basis from:
Acquisitions	106	(63)		169	—	—
Dispositions	(297)	(297)		—	—	—
Development properties placed into and out of service	(12,340)	(12,340)		—	—	—
Lease termination income	(218)	(218)		—	—	—
Other non-operating income, net	(21,287)	(1,567)		—	—	(19,720)
Same store NOI at share - cash basis for the three months ended June 30, 2017	$289,623	$253,406		$25,066	$11,151	$—

Increase in same store NOI at share - cash basis for the three months ended June 30, 2018 compared to June 30, 2017	$20,397	$15,033		$2,707	$2,657	$—

% increase in same store NOI at share - cash basis	7.0%	5.9%	(1)	10.8%	23.8%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 6.3%.

Net Operating Income by Segment for the Six Months Ended June 30, 2018 and 2017

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

Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Six Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$1,078,255	$907,036	$171,219
Operating expenses	473,583	398,819	74,764
NOI - consolidated	604,672	508,217	96,455
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(34,472)	(23,305)	(11,167)
Add: Our share of NOI from partially owned entities	133,265	99,551	33,714
NOI at share	703,465	584,463	119,002
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(30,429)	(30,036)	(393)
NOI at share - cash basis	$673,036	$554,427	$118,609

(Amounts in thousands)	For the Six Months Ended June 30, 2017
	Total	New York	Other
Total revenues	$1,019,145	$863,101	$156,044
Operating expenses	436,359	368,819	67,540
NOI - consolidated	582,786	494,282	88,504
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(32,607)	(22,787)	(9,820)
Add: Our share of NOI from partially owned entities	133,113	91,848	41,265
NOI at share	683,292	563,343	119,949
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(42,956)	(36,669)	(6,287)
NOI at share - cash basis	$640,336	$526,674	$113,662

Net Operating Income by Segment for the Six Months Ended June 30, 2018 and 2017 - continued

The elements of our New York and Other NOI at share for the six months ended June 30, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
New York:
Office	$372,023	$346,533
Retail	175,018	179,003
Residential	12,479	12,469
Alexander's	23,484	23,709
Hotel Pennsylvania	1,459	1,629
Total New York	584,463	563,343

Other:
theMART	54,691	52,071
555 California Street	27,171	24,066
Other investments	37,140	43,812
Total Other	119,002	119,949

NOI at share	$703,465	$683,292

The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
New York:
Office	$358,909	$330,311
Retail	158,728	159,386
Residential	11,062	10,884
Alexander's	24,137	24,399
Hotel Pennsylvania	1,591	1,694
Total New York	554,427	526,674

Other:
theMART	55,078	49,429
555 California Street	26,634	22,476
Other investments	36,897	41,757
Total Other	118,609	113,662

NOI at share - cash basis	$673,036	$640,336

Reconciliation of Net Income to Net Operating Income for the Six Months Ended June 30, 2018 and 2017

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Net income	$105,620	$221,331

Deduct:
Loss (income) from partially owned entities	1,147	(47,379)
Loss (income) from real estate fund investments	37,783	(4,659)
Interest and other investment income, net	(6,508)	(15,236)
Net gains on disposition of wholly owned and partially owned assets	(23,559)	(501)
Income from discontinued operations	(320)	(33,429)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(34,472)	(32,607)

Add:
Depreciation and amortization expense	220,532	210,251
General and administrative expense	76,960	81,580
Transaction related costs and other	14,173	1,012
NOI from partially owned entities	133,265	133,113
Interest and debt expense	175,823	167,513
Income tax expense	3,021	2,303
NOI at share	703,465	683,292
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(30,429)	(42,956)
NOI at share - cash basis	$673,036	$640,336

NOI by Region

Below is a summary of the percentages of NOI at share by geographic region for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended June 30,
	2018	2017
Region:
New York City metropolitan area	88%	88%
Chicago, IL	8%	8%
San Francisco, CA	4%	4%
	100%	100%

Results of Operations – Six Months Ended June 30, 2018 Compared to June 30, 2017

Revenues
Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $1,078,255,000 for the six months ended June 30, 2018, compared to $1,019,145,000 for the prior year’s six months, an increase of $59,110,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York		Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$1,410	$1,410		$—
Development and redevelopment	(2,216)	(2,461)		245
Hotel Pennsylvania	3,524	3,524		—
Trade shows	1,390	—		1,390
Same store operations	37,062	29,255		7,807
	41,170	31,728		9,442
Tenant expense reimbursements:
Acquisitions, dispositions and other	26	26		—
Development and redevelopment	423	222		201
Same store operations	7,483	5,912		1,571
	7,932	6,160		1,772
Fee and other income:
BMS cleaning fees	9,726	10,820	(1)	(1,094)
Management and leasing fees	419	453		(34)
Lease termination fees	(3,807)	(4,081)		274
Other income	3,670	(1,145)		4,815
	10,008	6,047		3,961

Total increase in revenues	$59,110	$43,935		$15,175
___________________

(1)	Includes $3,877 related to services provided to JBGS and $1,451 of one-time tenant work.

Results of Operations – Six Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs and other, were $786,921,000 for the six months ended June 30, 2018, compared to $732,460,000 for the prior year’s six months, an increase of $54,461,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York		Other
Increase(decrease) due to:
Operating:
Acquisitions, dispositions and other	$642	$642		$—
Development and redevelopment	(72)	(1,323)		1,251
Non-reimbursable expenses, including bad debt reserves	4,721	4,534		187
Hotel Pennsylvania	3,677	3,677		—
Trade shows	680	—		680
BMS expenses	7,495	8,528	(1)	(1,033)
Same store operations	20,081	13,942		6,139
	37,224	30,000		7,224
Depreciation and amortization:
Acquisitions, dispositions and other	240	240		—
Development and redevelopment	4,925	4,860		65
Same store operations	5,116	1,974		3,142
	10,281	7,074		3,207

General and administrative	(4,620)	(902)		(3,718)

Expense from deferred compensation plan liability	(1,585)	—		(1,585)	(2)

Transaction related costs and other	13,161	13,103	(3)	58

Total increase in expenses	$54,461	$49,275		$5,186
____________________

(1)	This increase is a result of services provided to JBGS and one-time tenant work.

(2)	This decrease in expense is entirely offset by the corresponding decrease in "income from deferred compensation plan assets" on our consolidated statements of income.

(3)	Potential additional New York City real property transfer tax ("Transfer Tax") related to the December 2012 acquisition of Independence Plaza.

Results of Operations – Six Months Ended June 30, 2018 Compared to June 30, 2017 - continued

(Loss) Income from Partially Owned Entities

Below are the components of (loss) income from partially owned entities for the six months ended June 30, 2018 and 2017.

(Amounts in thousands)	Percentage Ownership at June 30, 2018	For the Six Months Ended June 30,
		2018	2017
Our share of net (loss) income
Alexander's(1)	32.4%	$5,166	$16,598
Partially owned office buildings/land(2)	Various	(2,281)	1,046
PREIT	8.0%	(1,497)	(3,732)
UE(3)	4.5%	471	20,303
Other investments(4)	Various	(3,006)	13,164
		$(1,147)	$47,379
____________________

(1)	2018 includes our $7,708 share of Alexander's potential additional Transfer Tax.

(2)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.

(3)	2017 includes a $15,900 net gain resulting from UE operating partnership unit issuances.

(4)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue (Office) and others. In the second quarter of 2017, we recognized $26,687 of net gains comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV.

Loss from Real Estate Fund Investments

Below are the components of the loss from our real estate fund investments for the six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Net investment income	$3,273	$10,860
Net unrealized loss on held investments	(29,513)	(6,442)
Transfer Tax	(10,630)	—
Net realized (loss) gain on exited investments	(913)	241
(Loss) income from real estate fund investments	(37,783)	4,659
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	34,896	(8,198)
Loss from real estate fund investments attributable to the Operating Partnership (2018 includes $4,252 of loss related to One Park Avenue potential additional transfer taxes and reduction in carried interest) (1)	(2,887)	(3,539)
Less loss attributable to noncontrolling interests in the Operating Partnership	178	221
Loss from real estate fund investments attributable to Vornado	$(2,709)	$(3,318)
____________________

(1)
Excludes $1,906 and $2,381 of management and leasing fees for the six months ended June 30, 2018 and 2017, respectively, which are included as a component of "fee and other income" on our consolidated statements of income.

Results of Operations – Six Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Interest and Other Investment Income, net

Below are the components of interest and other investment income, net for the six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Decrease in fair value of marketable securities(1)	$(17,102)	$—
Interest on loans receivable(2)	6,948	2,845
Dividends on marketable securities	6,706	6,614
Other, net	9,956	5,777
	$6,508	$15,236
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

(2)
2018 includes $5,457 of income from a profit participation on the April 2018 sale of 701 Seventh Avenue. We received this kicker in connection with our 25% participation in an October 2012, $137,500 mezzanine loan, which was repaid in January 2014.

Interest and Debt Expense

Interest and debt expense was $175,823,000 for the six months ended June 30, 2018, compared to $167,513,000 for the prior year’s six months, an increase of $8,310,000.  This increase was primarily due to (i) $11,747,000 of higher interest expense relating to our variable rate loans, and (ii) $5,438,000 of higher interest expense on our $750,000,000 delayed draw term loan which was fully drawn in October 2017, partially offset by (iii) $9,085,000 higher capitalized interest and debt expense.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets

Net gains on disposition of wholly owned and partially owned assets for the six months ended June 30, 2018 were $23,559,000 representing the net gain on sale of 27 Washington Square North.

Income Tax Expense

Income tax expense for the six months ended June 30, 2018 was $3,021,000 compared to $2,303,000 for the prior year’s six months, an increase of $718,000. This increase is primarily due to higher New York City UBT.

Income from Discontinued Operations
We have reclassified the revenues and expenses of our former Washington, DC segment which was spun off on July 17, 2017 and other related retail assets that were sold or are currently held for sale to "income from discontinued operations" and the related assets and liabilities to "assets related to discontinued operations" and "liabilities related to discontinued operations" for all periods presented in the accompanying financial statements. The table below sets forth the combined results of operations of assets related to discontinued operations for the six months ended June 30, 2018 and 2017.

(Amounts in thousands)	For the Six Months Ended June 30,
	2018	2017
Total revenues	$693	$235,222
Total expenses	991	190,222
	(298)	45,000
Additional net gains on sale of real estate	618	2,267
JBGS spin-off transaction costs	—	(13,464)
Income from partially-owned entities	—	342
Pretax income from discontinued operations	320	34,145
Income tax expense	—	(716)
Income from discontinued operations	$320	$33,429

Results of Operations – Six Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net loss attributable to noncontrolling interests in consolidated subsidiaries was $34,449,000 for the six months ended June 30, 2018, compared to income of $14,414,000 for the prior year’s quarter, a decrease in income of $48,863,000.  This decrease resulted primarily from the allocation of net loss to the noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $6,321,000 for the six months ended June 30, 2018, compared to $10,935,000 for the prior year’s six months, a decrease of $4,614,000. The decrease resulted primarily from lower net income subject to allocation to Class A unitholders.

Preferred Share Dividends of Vornado Realty Trust

Preferred share dividends were $25,569,000 for the six months ended June 30, 2018, compared to $32,258,000 for the prior year’s six months, a decrease of $6,689,000. The decrease is comprised of $15,076,000 of savings from the redemption of all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares in January 2018, partially offset by a $8,387,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred shares in December 2017.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $25,666,000 for the six months ended June 30, 2018, compared to $32,355,000 for the prior year’s six months, a decrease of $6,689,000. The decrease is comprised of $15,076,000 of savings from the redemption of all the outstanding 6.625% Series G and Series I cumulative redeemable preferred units in January 2018, partially offset by a $8,387,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred units in December 2017.

Results of Operations – Six Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Same Store Net Operating Income
Below are reconciliations of NOI to same store NOI for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2018 compared to June 30, 2017.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the six months ended June 30, 2018	$703,465	$584,463		$54,691	$27,171	$37,140
Less NOI at share from:
Acquisitions	(938)	(789)		(149)	—	—
Dispositions	(364)	(364)		—	—	—
Development properties placed into and out of service	(13,205)	(13,205)		—	—	—
Lease termination income, net of straight-line and FAS 141 write-offs	814	857		(43)	—	—
Other non-operating income, net	(38,217)	(1,077)		—	—	(37,140)
Same store NOI at share for the six months ended June 30, 2018	$651,555	$569,885		$54,499	$27,171	$—

NOI at share for the six months ended June 30, 2017	$683,292	$563,343		$52,071	$24,066	$43,812
Less NOI at share from:
Acquisitions	36	(164)		200	—	—
Dispositions	(883)	(883)		—	—	—
Development properties placed into and out of service	(12,313)	(12,313)		—	—	—
Lease termination income, net of straight-line and FAS 141 write-offs	(825)	(804)		(21)	—	—
Other non-operating income, net	(45,738)	(1,926)		—	—	(43,812)
Same store NOI at share for the six months ended June 30, 2017	$623,569	$547,253		$52,250	$24,066	$—

Increase in same store NOI at share for the six months ended June 30, 2018 compared to June 30, 2017	$27,986	$22,632		$2,249	$3,105	$—

% increase in same store NOI at share	4.5%	4.1%	(1)	4.3%	12.9%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 4.2%.

Results of Operations – Six Months Ended June 30, 2018 Compared to June 30, 2017 - continued

Same Store Net Operating Income - continued
Below are reconciliations of NOI - cash basis to same store NOI - cash basis for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2018 compared to June 30, 2017.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2018	$673,036	$554,427		$55,078	$26,634	$36,897
Less NOI at share - cash basis from:
Acquisitions	(639)	(490)		(149)	—	—
Dispositions	(220)	(220)		—	—	—
Development properties placed into and out of service	(14,290)	(14,290)		—	—	—
Lease termination income	(1,223)	(1,061)		(162)	—	—
Other non-operating income, net	(37,972)	(1,075)		—	—	(36,897)
Same store NOI at share - cash basis for the six months ended June 30, 2018	$618,692	$537,291		$54,767	$26,634	$—

NOI at share - cash basis for the six months ended June 30, 2017	$640,336	$526,674		$49,429	$22,476	$41,757
Less NOI at share - cash basis from:
Acquisitions	137	(63)		200	—	—
Dispositions	(665)	(665)		—	—	—
Development properties placed into and out of service	(12,234)	(12,234)		—	—	—
Lease termination income	(3,279)	(3,248)		(31)	—	—
Other non-operating income, net	(44,356)	(2,599)		—	—	(41,757)
Same store NOI at share - cash basis for the six months ended June 30, 2017	$579,939	$507,865		$49,598	$22,476	$—

Increase in same store NOI at share - cash basis for the six months ended June 30, 2018 compared to June 30, 2017	$38,753	$29,426		$5,169	$4,158	$—

% increase in same store NOI at share - cash basis	6.7%	5.8%	(1)	10.4%	18.5%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 5.8%.

SUPPLEMENTAL INFORMATION

Net Operating Income by Segment for the Three Months Ended June 30, 2018 and March 31, 2018

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

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2018 and March 31, 2018.

(Amounts in thousands)	For the Three Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$541,818	$458,552	$83,266
Operating expenses	235,981	200,903	35,078
NOI - consolidated	305,837	257,649	48,188
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(11,560)	(5,600)
Add: Our share of NOI from partially owned entities	65,752	49,778	15,974
NOI at share	354,429	295,867	58,562
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(12,481)	(12,713)	232
NOI at share - cash basis	$341,948	$283,154	$58,794

(Amounts in thousands)	For the Three Months Ended March 31, 2018
	Total	New York	Other
Total revenues	$536,437	$448,484	$87,953
Operating expenses	237,602	197,916	39,686
NOI - consolidated	298,835	250,568	48,267
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(11,745)	(5,567)
Add: Our share of NOI from partially owned entities	67,513	49,773	17,740
NOI at share	349,036	288,596	60,440
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(17,948)	(17,323)	(625)
NOI at share - cash basis	$331,088	$271,273	$59,815

SUPPLEMENTAL INFORMATION - CONTINUED

Net Operating Income by Segment for the Three Months Ended June 30, 2018 and March 31, 2018 - continued

The elements of our New York and Other NOI at share for the three months ended June 30, 2018 and March 31, 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	June 30, 2018	March 31, 2018
New York:
Office	$184,867	$187,156
Retail	87,109	87,909
Residential	6,338	6,141
Alexander's	11,909	11,575
Hotel Pennsylvania	5,644	(4,185)
Total New York	295,867	288,596

Other:
theMART	27,816	26,875
555 California Street	13,660	13,511
Other investments	17,086	20,054
Total Other	58,562	60,440

NOI at share	$354,429	$349,036

The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2018 and March 31, 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	June 30, 2018	March 31, 2018
New York:
Office	$180,710	$178,199
Retail	79,139	79,589
Residential	5,463	5,599
Alexander's	12,098	12,039
Hotel Pennsylvania	5,744	(4,153)
Total New York	283,154	271,273

Other:
theMART	27,999	27,079
555 California Street	13,808	12,826
Other investments	16,987	19,910
Total Other	58,794	59,815

NOI at share - cash basis	$341,948	$331,088

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of Net Income to Net Operating Income for the Three Months Ended June 30, 2018 and March 31, 2018

(Amounts in thousands)	For the Three Months Ended
	June 30, 2018	March 31, 2018
Net income	$105,338	$282

Deduct:
(Income) loss from partially owned entities	(8,757)	9,904
Loss from real estate fund investments	28,976	8,807
Interest and other investment (income) loss, net	(30,892)	24,384
Net gains on disposition of wholly owned and partially owned assets	(23,559)	—
(Income) loss from discontinued operations	(683)	363
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(17,312)

Add:
Depreciation and amortization expense	111,846	108,686
General and administrative expense	34,427	42,533
Transaction related costs and other	1,017	13,156
NOI from partially owned entities	65,752	67,513
Interest and debt expense	87,657	88,166
Income tax expense	467	2,554
NOI at share	354,429	349,036
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(12,481)	(17,948)
NOI at share - cash basis	$341,948	$331,088

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended June 30, 2018 Compared to March 31, 2018

Same Store Net Operating Income

Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2018 compared to March 31, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended June 30, 2018	$354,429	$295,867		$27,816	$13,660	$17,086
Less NOI at share from:
Acquisitions	(288)	(224)		(64)	—	—
Dispositions	(310)	(310)		—	—	—
Development properties placed into and out of service	(12,794)	(12,794)		—	—	—
Lease termination income, net of straight-line and FAS 141 write-offs	1,941	1,984		(43)	—	—
Other non-operating income, net	(17,583)	(497)		—	—	(17,086)
Same store NOI at share for the three months ended June 30, 2018	$325,395	$284,026		$27,709	$13,660	$—

NOI at share for the three months ended March 31, 2018	$349,036	$288,596		$26,875	$13,511	$20,054
Less NOI at share from:
Acquisitions	(206)	(121)		(85)	—	—
Dispositions	(54)	(54)		—	—	—
Development properties placed into and out of service	(11,654)	(11,654)		—	—	—
Lease termination income, net of straight-line and FAS 141 write-offs	(1,127)	(1,127)		—	—	—
Other non-operating income, net	(20,633)	(579)		—	—	(20,054)
Same store NOI at share for the three months ended March 31, 2018	$315,362	$275,061		$26,790	$13,511	$—

Increase in same store NOI at share for the three months ended June 30, 2018 compared to March 31, 2018	$10,033	$8,965		$919	$149	$—

% increase in same store NOI at share	3.2%	3.3%	(1)	3.4%	1.1%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share decreased by 0.3%.

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended June 30, 2018 Compared to March 31, 2018 - continued

Same Store Net Operating Income - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2018 compared to March 31, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2018	$341,948	$283,154		$27,999	$13,808	$16,987
Less NOI at share - cash basis from:
Acquisitions	(288)	(224)		(64)	—	—
Dispositions	(242)	(242)		—	—	—
Development properties placed into and out of service	(13,686)	(13,686)		—	—	—
Lease termination income	(162)	—		(162)	—	—
Other non-operating income, net	(17,484)	(497)		—	—	(16,987)
Same store NOI at share - cash basis for the three months ended June 30, 2018	$310,086	$268,505		$27,773	$13,808	$—

NOI at share - cash basis for the three months ended March 31, 2018	$331,088	$271,273		$27,079	$12,826	$19,910
Less NOI at share - cash basis from:
Acquisitions	(206)	(121)		(85)	—	—
Dispositions	22	22		—	—	—
Development properties placed into and out of service	(12,808)	(12,808)		—	—	—
Lease termination income	(1,061)	(1,061)		—	—	—
Other non-operating income, net	(20,488)	(578)		—	—	(19,910)
Same store NOI at share - cash basis for the three months ended March 31, 2018	$296,547	$256,727		$26,994	$12,826	$—

Increase in same store NOI at share - cash basis for the three months ended June 30, 2018 compared to March 31, 2018	$13,539	$11,778		$779	$982	$—

% increase in same store NOI at share - cash basis	4.6%	4.6%	(1)	2.9%	7.7%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 0.7%.

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

Cash Flows for the Six Months Ended June 30, 2018

The total of our cash and cash equivalents and restricted cash was $1,211,959,000 as of June 30, 2018, a $702,853,000 decrease from the balance at December 31, 2017.  Our consolidated outstanding debt, net was $9,781,529,000 as of June 30, 2018, a $52,042,000 increase from the balance at December 31, 2017.  As of June 30, 2018 and December 31, 2017, $80,000,000 and $0, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2018 and 2019, $0 and $209,262,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $241,260,000 was comprised of (i) net income of $105,620,000, (ii) $251,955,000 of non-cash adjustments, which include depreciation and amortization expense, net realized and unrealized losses on real estate fund investments, net gains on disposition of wholly owned and partially owned assets, amortization of below-market leases, net, the decrease in the fair value of marketable securities, the effect of straight-lining of rents and equity in net loss from partially owned entities, (iii) distributions of income from partially owned entities of $45,999,000 and (iv) return of capital from real estate fund investments of $20,291,000, partially offset by (v) the net change in operating assets and liabilities of $182,605,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $254,906,000 was comprised of (i) $185,039,000 of development costs and construction in progress, (ii) $113,300,000 of additions to real estate, (iii) $56,500,000 of acquisitions of real estate and other and (iv) $26,663,000 of investments in partially owned entities, partially offset by (v) $81,997,000 of capital distributions from partially owned entities and (vi) $44,599,000 of proceeds from the sale of real estate and related investments.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $689,207,000 was primarily comprised of (i) $470,000,000 for the redemption of preferred shares, (ii) $239,594,000 of dividends paid on common shares, (iii) $148,408,000 of repayments of borrowings, (iv) $49,338,000 of distributions to noncontrolling interests, (v) $30,047,000 of dividends paid on preferred shares, (vi) $3,289,000 of debt issuance costs and (vii) $818,000 of debt prepayment and extinguishment costs, partially offset by (viii) $189,042,000 of proceeds from borrowings, (ix) $59,558,000 of contributions from noncontrolling interests and (x) $4,471,000 of proceeds received from the exercise of employee share options and other.

Net cash used in financing activities of the Operating Partnership of $689,207,000 was primarily comprised of (i) $470,000,000 for the redemption of preferred units, (ii) $239,594,000 of distributions to Vornado, (iii) $148,408,000 of repayments of borrowings, (iv) $49,338,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (v) $30,047,000 of distributions to preferred unitholders, (vi) $3,289,000 of debt issuance costs and (vii) $818,000 of debt prepayment and extinguishment costs, partially offset by (viii) $189,042,000 of proceeds from borrowings, (ix) $59,558,000 of contributions from noncontrolling interests in consolidated subsidiaries and (x) $4,471,000 of proceeds received from the exercise of Vornado stock options and other.

Liquidity and Capital Resources - continued

Capital Expenditures for the Six Months Ended June 30, 2018

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended for the six months ended June 30, 2018.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$43,896	$31,603	$7,752	$4,541
Tenant improvements	64,136	60,410	2,893	833
Leasing commissions	26,870	26,120	387	363
Non-recurring capital expenditures	17,679	13,579	156	3,944
Total capital expenditures and leasing commissions (accrual basis)	152,581	131,712	11,188	9,681
Adjustments to reconcile to cash basis:
Expenditures in the current period applicable to prior periods	58,701	49,179	8,516	1,006
Expenditures to be made in future periods for the current period	(74,233)	(77,279)	(3,387)	6,433
Total capital expenditures and leasing commissions (cash basis)	$137,049	$103,612	$16,317	$17,120
Tenant improvements and leasing commissions:
Per square foot per annum	$9.44	$9.90	$3.44	$11.64
Percentage of initial rent	10.3%	10.0%	6.8%	13.6%

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2018

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

We are constructing a residential condominium tower containing 397,000 salable square feet at 220 Central Park South. The development cost of this project (exclusive of land cost of $515.4 million) is estimated to be approximately $1.4 billion, of which $1.1 billion has been expended as of June 30, 2018.

We are developing a 173,000 square foot Class A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% interest).  The development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of June 30, 2018, $86,762,000 has been expended, of which our share is $47,719,000.

We are developing a 170,000 square foot office and retail building at 61 Ninth Avenue, located on the southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan (45.1% interest). The development cost of this project is estimated to be approximately $152,000,000, of which our share is $69,000,000.  As of June 30, 2018, $122,249,000 has been expended, of which our share is $55,134,000.

Liquidity and Capital Resources - continued

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2018 - continued

We are developing a 34,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% interest). The development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of June 30, 2018, $41,731,000 has been expended, of which our share is $20,866,000.

A joint venture with the Related Companies ("Related") in which we have a 50.1% ownership interest is redeveloping the historic Farley Post Office building which will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space.  As of June 30, 2018, $314,837,000 has been expended, of which our share is $157,733,000. The joint venture has also entered into a development agreement with Empire State Development (“ESD”) and a design-build contract with Skanska Moynihan Train Hall Builders.  Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations.  Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations.  The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
We are redeveloping a 64,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $46,000,000, of which our share is $32,000,000. As of June 30, 2018, $9,142,000 has been expended, of which our share is $6,399,000.

We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of June 30, 2018, $4,897,000 has been expended, of which our share is $2,449,000.

We are redeveloping One Penn Plaza, a 2,535,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be approximately $200,000,000, of which $3,939,000 has been expended as of June 30, 2018.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn Plaza District.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Below is a summary of development and redevelopment expenditures incurred for the six months ended June 30, 2018.  These expenditures include interest and debt expense of $31,481,000, payroll of $4,958,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $23,083,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$152,178	$—	$—	$—	$152,178
606 Broadway	8,593	8,593	—	—	—
345 Montgomery Street	7,575	—	—	7,575	—
Penn Plaza	3,576	3,576	—	—	—
Marriott Marquis Times Square - retail and signage	2,686	2,686	—	—	—
One Penn Plaza	2,565	2,565	—	—	—
90 Park Avenue	1,015	1,015	—	—	—
Other	6,851	3,389	3,037	190	235
	$185,039	$21,824	$3,037	$7,765	$152,413

Liquidity and Capital Resources - continued

Cash Flows for the Six Months Ended June 30, 2017

The total of our cash and cash equivalents and restricted cash was $1,557,689,000 at June 30, 2017, a $41,633,000 decrease from the balance at December 31, 2016. The decrease is due to cash flows used in investing and financing activities, partially offset by cash flows provided by operating activities, as discussed below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $316,217,000 was comprised of (i) net income of $221,331,000, (ii) $222,708,000 of non-cash adjustments, which include depreciation and amortization expense, equity in net income from partially owned entities, the effect of straight-lining of rents, amortization of below-market leases, net, net realized and unrealized losses on real estate fund investments, net gains on sale of real estate and other and net gains on disposition of wholly owned and partially owned assets and (iii) distributions of income from partially owned entities of $44,778,000, partially offset by (iv) the net change in operating assets and liabilities of $172,600,000.

Net Cash Used in Investing Activities

Net cash used in investing activities of $251,529,000 was primarily comprised of (i) $191,073,000 of development costs and construction in progress, (ii) $139,611,000 of additions to real estate, (iii) $27,720,000 of investments in partially owned entities and (iv) $11,841,000 of acquisitions of real estate and other, partially offset by (v) $113,507,000 of capital distributions from partially owned entities and (vi) $5,180,000 of proceeds from sales of real estate and related investments.

Net Cash Used in Financing Activities

Net cash used in financing activities of Vornado Realty Trust of $106,321,000 was primarily comprised of (i) $268,817,000 of dividends paid on common shares, (ii) $32,258,000 of dividends paid on preferred shares, (iii) $25,617,000 of distributions to noncontrolling interests and (iv) $13,971,000 for the repayments of borrowings, partially offset by (v) $226,929,000 of proceeds from borrowings and (vi) $9,626,000 of proceeds received from exercise of employee share options and other.

Net cash used in financing activities of the Operating Partnership of $106,321,000 was primarily comprised of (i) $268,817,000 of distributions to Vornado, (ii) $32,258,000 of distributions to preferred unitholders, (iii) $25,617,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries and (iv) $13,971,000 for the repayments of borrowings, partially offset by (v) $226,929,000 of proceeds from borrowings and (vi) $9,626,000 of proceeds received from exercise of Vornado stock options and other.

Liquidity and Capital Resources - continued

Capital Expenditures for the Six Months Ended June 30, 2017

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended for the six months ended June 30, 2017.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Expenditures to maintain assets	$54,674	$39,972	$4,361	$3,148	$7,193
Tenant improvements	56,737	14,828	7,309	3,454	31,146
Leasing commissions	15,264	7,768	1,083	768	5,645
Non-recurring capital expenditures	37,725	32,905	110	526	4,184
Total capital expenditures and leasing commissions (accrual basis)	164,400	95,473	12,863	7,896	48,168
Adjustments to reconcile to cash basis:
Expenditures in the current period applicable to prior periods	65,985	26,238	5,987	8,439	25,321
Expenditures to be made in future periods for the current period	(68,784)	(25,576)	(7,704)	4,263	(39,767)
Total capital expenditures and leasing commissions (cash basis)	$161,601	$96,135	$11,146	$20,598	$33,722	(1)
Tenant improvements and leasing commissions:
Per square foot per annum	$7.60	$9.16	$6.18	$8.80	n/a
Percentage of initial rent	4.9%	11.2%	13.1%	10.1%	n/a
__________
(1) Effective July 17, 2017, the date of the spin-off of our Washington, DC segment, capital expenditures and leasing commissions by our former Washington, DC segment have been reclassified to the Other segment. We have reclassified the prior period capital expenditures and leasing commissions to conform to the current period presentation.

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2017

Below is a summary of development and redevelopment expenditures incurred for the six months ended June 30, 2017.  These expenditures include interest and debt expense of $23,312,000, payroll of $4,581,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $15,089,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$126,384	$—	$—	$—	$126,384
606 Broadway	9,467	9,467	—	—	—
90 Park Avenue	6,002	6,002	—	—	—
Penn Plaza	3,724	3,724	—	—	—
304 Canal Street	2,534	2,534	—	—	—
345 Montgomery Street	2,424	—	—	2,424	—
Other	40,538	5,138	3,957	4,208	27,235	(1)
	$191,073	$26,865	$3,957	$6,632	$153,619
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

Generally, our mortgage loans are non-recourse to us. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of June 30, 2018, the aggregate dollar amount of these guarantees and master leases is approximately $667,000,000.

As of June 30, 2018, $13,337,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As of June 30, 2018, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $34,000,000.

As of June 30, 2018, we have construction commitments aggregating approximately $342,000,000.

Income Taxes - 220 Central Park South

We are constructing a residential condominium tower at 220 Central Park South ("220 CPS"). For income tax purposes, we recognize revenue associated with our 220 CPS project using the percentage of completion method. On May 25, 2018, the 220 CPS condominium offering plan was declared effective by the Attorney General of the State of New York. Accordingly, during the quarter ended June 30, 2018, we recorded a liability (a component of “other liabilities”) and a corresponding asset (a component of “other assets”) of $52,000,000 for estimated Federal, state and local income taxes due September 17, 2018. GAAP revenue associated with our 220 CPS project is recognized under the completed contract method upon closing of the condominium unit sales.

Funds From Operations (“FFO”)

Vornado Realty Trust

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries.  FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions.  FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies.  The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 20 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 40 of this Quarterly Report on Form 10-Q.

FFO attributable to common shareholders plus assumed conversions was $209,680,000, or $1.10 per diluted share for the three months ended June 30, 2018, compared to $257,673,000, or $1.35 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $312,339,000, or $1.63 per diluted share for the six months ended June 30, 2018, compared to $463,422,000, or $2.43 per diluted share, for the prior year’s six months.  Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of our net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$111,534	$115,972	$93,693	$163,724
Per diluted share	$0.58	$0.61	$0.49	$0.86

FFO adjustments:
Depreciation and amortization of real property	$103,599	$128,527	$204,009	$258,996
Net gains on sale of real estate	(24,177)	—	(24,177)	(2,267)
Real estate impairment losses	—	—	—	—
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	25,488	37,682	53,594	76,756
Net gains on sale of real estate	(272)	(15,339)	(577)	(17,192)
Real estate impairment losses	—	167	4	3,218
	104,638	151,037	232,853	319,511
Noncontrolling interests' share of above adjustments	(6,508)	(9,356)	(14,419)	(19,873)
FFO adjustments, net	$98,130	$141,681	$218,434	$299,638

FFO attributable to common shareholders	$209,664	$257,653	$312,127	$463,362
Convertible preferred share dividends	16	20	32	60
Earnings allocated to Out-Performance Plan units	—	—	180	—
FFO attributable to common shareholders plus assumed conversions	$209,680	$257,673	$312,339	$463,422
Per diluted share	$1.10	$1.35	$1.63	$2.43

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	190,200	189,395	190,141	189,304
Effect of dilutive securities:
Employee stock options and restricted share awards	930	1,011	934	1,089
Convertible preferred shares	38	38	38	57
Out-Performance Plan units	—	—	115	—
Denominator for FFO attributable to common shareholders plus assumed conversions per diluted share	191,168	190,444	191,228	190,450

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2018			2017
	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$3,985,262	3.75%	$39,853	$3,492,133	3.19%
Fixed rate	5,859,211	3.63%	—	6,311,706	3.72%
	$9,844,473	3.68%	39,853	$9,803,839	3.53%
Pro rata share of debt of non-consolidated entities (non-recourse):(1)
Variable rate	$1,422,776	3.86%	14,228	$1,395,001	3.24%
Fixed rate	2,080,891	4.90%	—	2,035,888	4.89%
	$3,503,667	4.48%	14,228	$3,430,889	4.22%
Noncontrolling interests' share of consolidated subsidiaries			(1,494)
Total change in annual net income attributable to the Operating Partnership			52,587
Noncontrolling interests’ share of the Operating Partnership			(3,271)
Total change in annual net income attributable to Vornado			$49,316
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.26
Total change in annual net income attributable to Vornado per diluted share			$0.26
__________
(1) As a result of Toys "R" Us ("Toys") filing a voluntary petition under chapter 11 of the United States Bankruptcy Code, we determined the Company no longer has the ability to exercise significant influence over Toys. Accordingly, we have excluded our share of Toys debt.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2018, we have an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (3.60% as of June 30, 2018) to a fixed rate of 3.15% through December 2020 and an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (3.77% as of June 30, 2018) to a fixed rate of 2.56% through September 2020.

In connection with the $100,000,000 refinancing of 33-00 Northern Boulevard, we entered into an interest rate swap from LIBOR plus 1.80% (3.85% as of June 30, 2018) to a fixed rate of 4.14% through January 2025.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of June 30, 2018, the estimated fair value of our consolidated debt was $9,789,000,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)

Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, such disclosure controls and procedures were effective.

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

Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)

Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Vornado Realty Trust

None.

Vornado Realty L.P.

During the quarter ended June 30, 2018, we issued 35,062 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $672,364 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
3.54	—	Articles of Amendment to Declaration of Trust, dated as June 13, 2018
3.55	—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 25, 2018
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101.INS	—	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P.
101.SCH	—	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.LAB	—	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: July 30, 2018	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: July 30, 2018	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)