Form 10-Q
period 2018-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2018-10-29
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2018
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954 (Vornado Realty Trust)
Commission File Number:	001-34482 (Vornado Realty L.P.)

Vornado Realty Trust Vornado Realty L.P.
(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Vornado Realty Trust:
☑ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer	☐ Smaller Reporting Company
☐ Emerging Growth Company

Vornado Realty L.P.:
☐ Large Accelerated Filer	☐ Accelerated Filer
☑ Non-Accelerated Filer	☐ Smaller Reporting Company
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of September 30, 2018, 190,285,799 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:

•	Note 13. Redeemable Noncontrolling Interests/Redeemable Partnership Units

•	Note 14. Shareholders' Equity/Partners' Capital

•	Note 21. Income (Loss) Per Share/Income (Loss) Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	September 30, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land	$3,306,264	$3,143,648
Buildings and improvements	10,083,313	9,898,605
Development costs and construction in progress	1,579,628	1,615,101
Leasehold improvements and equipment	106,945	98,941
Total	15,076,150	14,756,295
Less accumulated depreciation and amortization	(3,109,361)	(2,885,283)
Real estate, net	11,966,789	11,871,012
Cash and cash equivalents	772,524	1,817,655
Restricted cash	147,286	97,157
Marketable securities	157,951	182,752
Tenant and other receivables, net of allowance for doubtful accounts of $3,935 and $5,526	69,796	58,700
Investments in partially owned entities	909,440	1,056,829
Real estate fund investments	369,767	354,804
220 Central Park South condominium units ready for sale	307,552	—
Receivable arising from the straight-lining of rents, net of allowance of $1,705 and $954	937,294	926,711
Deferred leasing costs, net of accumulated amortization of $202,480 and $191,827	443,350	403,492
Identified intangible assets, net of accumulated amortization of $167,861 and $150,837	139,994	159,260
Assets related to discontinued operations	74	1,357
Other assets	456,203	468,205
	$16,678,020	$17,397,934
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$8,119,075	$8,137,139
Senior unsecured notes, net	843,710	843,614
Unsecured term loan, net	749,874	748,734
Unsecured revolving credit facilities	80,000	—
Accounts payable and accrued expenses	415,531	415,794
Deferred revenue	176,211	227,069
Deferred compensation plan	102,281	109,177
Liabilities related to discontinued operations	205	3,620
Preferred shares redeemed on January 4 and 11, 2018	—	455,514
Other liabilities	229,042	464,635
Total liabilities	10,715,929	11,405,296
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,591,157 and 12,528,899 units outstanding	919,154	979,509
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable noncontrolling interests	924,582	984,937
Vornado's shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,798,580 and 36,799,573 shares	891,294	891,988
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,285,799 and 189,983,858 shares	7,589	7,577
Additional capital	7,580,463	7,492,658
Earnings less than distributions	(4,135,602)	(4,183,253)
Accumulated other comprehensive income	34,173	128,682
Total Vornado shareholders' equity	4,377,917	4,337,652
Noncontrolling interests in consolidated subsidiaries	659,592	670,049
Total equity	5,037,509	5,007,701
	$16,678,020	$17,397,934

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Property rentals	$437,560	$432,062	$1,322,265	$1,275,597
Tenant expense reimbursements	66,387	63,401	185,009	174,091
Fee and other income	38,101	33,292	113,029	98,212
Total revenues	542,048	528,755	1,620,303	1,547,900
EXPENSES:
Operating	235,575	225,226	709,158	661,585
Depreciation and amortization	113,169	104,972	333,701	315,223
General and administrative	31,977	34,286	108,937	115,866
Expense from deferred compensation plan liability	1,861	1,975	3,534	5,233
Transaction related costs and other	2,510	61	16,683	1,073
Total expenses	385,092	366,520	1,172,013	1,098,980
Operating income	156,956	162,235	448,290	448,920
Income (loss) from partially owned entities	7,206	(41,801)	6,059	5,578
Loss from real estate fund investments	(190)	(6,308)	(37,973)	(1,649)
Interest and other investment income, net	2,893	7,331	9,401	22,567
Income from deferred compensation plan assets	1,861	1,975	3,534	5,233
Interest and debt expense	(88,951)	(85,068)	(264,774)	(252,581)
Net gains on disposition of wholly owned and partially owned assets	141,269	—	164,828	501
Income before income taxes	221,044	38,364	329,365	228,569
Income tax expense	(1,943)	(1,188)	(4,964)	(3,491)
Income from continuing operations	219,101	37,176	324,401	225,078
Income (loss) from discontinued operations	61	(47,930)	381	(14,501)
Net income (loss)	219,162	(10,754)	324,782	210,577
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(3,312)	(4,022)	31,137	(18,436)
Operating Partnership	(12,671)	1,878	(18,992)	(9,057)
Net income (loss) attributable to Vornado	203,179	(12,898)	336,927	183,084
Preferred share dividends	(12,534)	(16,128)	(38,103)	(48,386)
Preferred share issuance costs	—	—	(14,486)	—
NET INCOME (LOSS) attributable to common shareholders	$190,645	$(29,026)	$284,338	$134,698

INCOME (LOSS) PER COMMON SHARE – BASIC:
Income from continuing operations, net	$1.00	$0.09	$1.50	$0.78
Loss from discontinued operations, net	—	(0.24)	—	(0.07)
Net income (loss) per common share	$1.00	$(0.15)	$1.50	$0.71
Weighted average shares outstanding	190,245	189,593	190,176	189,401

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$1.00	$0.09	$1.49	$0.78
Loss from discontinued operations, net	—	(0.24)	—	(0.07)
Net income (loss) per common share	$1.00	$(0.15)	$1.49	$0.71
Weighted average shares outstanding	191,327	190,847	191,292	191,257

DIVIDENDS PER COMMON SHARE	$0.63	$0.60	$1.89	$2.02

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$219,162	$(10,754)	$324,782	$210,577
Other comprehensive income (loss):
Pro rata share of other comprehensive income (loss) of nonconsolidated subsidiaries	253	(626)	989	(1,657)
Increase (reduction) in unrealized net gain on available-for-sale securities	—	5,656	—	(10,559)
Pro rata share of amounts reclassified from accumulated other comprehensive (loss) income of a nonconsolidated subsidiary	—	(646)	—	8,622
Increase in value of interest rate swaps and other	623	1,973	13,789	6,611
Comprehensive income (loss)	220,038	(4,397)	339,560	213,594
Less comprehensive (income) loss attributable to noncontrolling interests	(16,037)	(2,539)	11,232	(27,681)
Comprehensive income (loss) attributable to Vornado	$204,001	$(6,936)	$350,792	$185,913

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change (see Note 3)	—	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado	—	—	—	—	—	336,927	—	—	336,927
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(31,137)	(31,137)
Dividends on common shares	—	—	—	—	—	(359,456)	—	—	(359,456)
Dividends on preferred shares	—	—	—	—	—	(38,103)	—	—	(38,103)
Preferred share issuance costs	—	(663)	—	—	—	(14,486)	—	—	(15,149)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	201	8	14,081	—	—	—	14,089
Under employees' share option plan	—	—	77	3	4,223	—	—	—	4,226
Under dividend reinvestment plan	—	—	15	1	1,035	—	—	—	1,036
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	46,942	46,942
Other	—	—	—	—	—	—	—	14,577	14,577
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(12,665)	(12,665)
Other	—	—	—	—	—	—	—	(28,173)	(28,173)
Conversion of Series A preferred shares to common shares	(1)	(31)	2	—	31	—	—	—	—
Deferred compensation shares and options	—	—	7	—	871	(121)	—	—	750
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	989	—	989
Increase in value of interest rate swaps	—	—	—	—	—	—	13,789	—	13,789
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	57,970	—	—	—	57,970
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(913)	—	(913)
Other	—	—	—	—	548	(3)	—	(1)	544
Balance, September 30, 2018	36,799	$891,294	190,286	$7,589	$7,580,463	$(4,135,602)	$34,173	$659,592	$5,037,509

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

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$324,782	$210,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	353,761	407,539
Net gains on disposition of wholly owned and partially owned assets	(164,828)	(501)
Distributions of income from partially owned entities	61,782	65,097
Net realized and unrealized losses on real estate fund investments	33,709	18,537
Amortization of below-market leases, net	(31,480)	(35,446)
Other non-cash adjustments	28,432	43,921
Decrease in fair value of marketable securities	24,801	—
Return of capital from real estate fund investments	20,291	80,294
Straight-lining of rents	(10,279)	(37,752)
Equity in net income of partially owned entities	(6,059)	(6,013)
Net gains on sale of real estate and other	—	(3,797)
Changes in operating assets and liabilities:
Real estate fund investments	(68,950)	—
Tenant and other receivables, net	(11,662)	5,485
Prepaid assets	74,322	(70,949)
Other assets	(122,925)	(27,065)
Accounts payable and accrued expenses	(3,810)	27,609
Other liabilities	(13,849)	(15,911)
Net cash provided by operating activities	488,038	661,625

Cash Flows from Investing Activities:
Acquisitions of real estate and other	(500,225)	(11,841)
Development costs and construction in progress	(274,147)	(274,716)
Proceeds from sales of real estate and related investments	219,731	9,543
Additions to real estate	(163,546)	(207,759)
Distributions of capital from partially owned entities	98,609	347,776
Investments in partially owned entities	(32,728)	(33,578)
Repayment of JBG SMITH Properties loan receivable	—	115,630
Proceeds from repayments of mortgage loans receivable	—	650
Net cash used in investing activities	(652,306)	(54,295)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Financing Activities:
Redemption of preferred shares	$(470,000)	$—
Dividends paid on common shares	(359,456)	(382,552)
Proceeds from borrowings	312,763	229,042
Repayments of borrowings	(264,482)	(177,109)
Distributions to noncontrolling interests	(63,110)	(48,329)
Contributions from noncontrolling interests	59,924	1,044
Dividends paid on preferred shares	(42,582)	(48,386)
Debt issuance costs	(7,451)	(2,944)
Proceeds received from exercise of employee share options and other	5,262	25,011
Debt prepayment and extinguishment costs	(818)	—
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(784)	(418)
Cash and cash equivalents and restricted cash included in the spin-off of JBG SMITH Properties ($275,000 plus The Bartlett financing proceeds less transaction costs and other mortgage items)	—	(416,237)
Net cash used in financing activities	(830,734)	(820,878)
Net decrease in cash and cash equivalents and restricted cash	(995,002)	(213,548)
Cash and cash equivalents and restricted cash at beginning of period	1,914,812	1,599,331
Cash and cash equivalents and restricted cash at end of period	$919,810	$1,385,783

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,817,655	$1,501,027
Restricted cash at beginning of period	97,157	95,032
Restricted cash included in discontinued operations at beginning of period	—	3,272
Cash and cash equivalents and restricted cash at beginning of period	$1,914,812	$1,599,331

Cash and cash equivalents at end of period	$772,524	$1,282,230
Restricted cash at end of period	147,286	103,553
Restricted cash included in discontinued operations at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$919,810	$1,385,783

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $45,292 and $31,243	$245,628	$257,173
Cash payments for income taxes	$61,047	$5,292

Non-Cash Investing and Financing Activities:
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	$307,552	$—
Accrued capital expenditures included in accounts payable and accrued expenses	74,185	69,033
Write-off of fully depreciated assets	(61,120)	(41,458)
Adjustments to carry redeemable Class A units at redemption value	57,970	286,928
Non-cash distribution to JBG SMITH Properties:
Assets	—	3,432,738
Liabilities	—	(1,414,186)
Equity	—	(2,018,552)
Loan receivable established upon the spin-off of JBG SMITH Properties	—	115,630
Reduction in unrealized net gain on available-for-sale securities	—	(10,559)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	September 30, 2018	December 31, 2017
ASSETS
Real estate, at cost:
Land	$3,306,264	$3,143,648
Buildings and improvements	10,083,313	9,898,605
Development costs and construction in progress	1,579,628	1,615,101
Leasehold improvements and equipment	106,945	98,941
Total	15,076,150	14,756,295
Less accumulated depreciation and amortization	(3,109,361)	(2,885,283)
Real estate, net	11,966,789	11,871,012
Cash and cash equivalents	772,524	1,817,655
Restricted cash	147,286	97,157
Marketable securities	157,951	182,752
Tenant and other receivables, net of allowance for doubtful accounts of $3,935 and $5,526	69,796	58,700
Investments in partially owned entities	909,440	1,056,829
Real estate fund investments	369,767	354,804
220 Central Park South condominium units ready for sale	307,552	—
Receivable arising from the straight-lining of rents, net of allowance of $1,705 and $954	937,294	926,711
Deferred leasing costs, net of accumulated amortization of $202,480 and $191,827	443,350	403,492
Identified intangible assets, net of accumulated amortization of $167,861 and $150,837	139,994	159,260
Assets related to discontinued operations	74	1,357
Other assets	456,203	468,205
	$16,678,020	$17,397,934
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$8,119,075	$8,137,139
Senior unsecured notes, net	843,710	843,614
Unsecured term loan, net	749,874	748,734
Unsecured revolving credit facilities	80,000	—
Accounts payable and accrued expenses	415,531	415,794
Deferred revenue	176,211	227,069
Deferred compensation plan	102,281	109,177
Liabilities related to discontinued operations	205	3,620
Preferred units redeemed on January 4 and 11, 2018	—	455,514
Other liabilities	229,042	464,635
Total liabilities	10,715,929	11,405,296
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,591,157 and 12,528,899 units outstanding	919,154	979,509
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	924,582	984,937
Equity:
Partners' capital	8,479,346	8,392,223
Earnings less than distributions	(4,135,602)	(4,183,253)
Accumulated other comprehensive income	34,173	128,682
Total Vornado Realty L.P. equity	4,377,917	4,337,652
Noncontrolling interests in consolidated subsidiaries	659,592	670,049
Total equity	5,037,509	5,007,701
	$16,678,020	$17,397,934

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Property rentals	$437,560	$432,062	$1,322,265	$1,275,597
Tenant expense reimbursements	66,387	63,401	185,009	174,091
Fee and other income	38,101	33,292	113,029	98,212
Total revenues	542,048	528,755	1,620,303	1,547,900
EXPENSES:
Operating	235,575	225,226	709,158	661,585
Depreciation and amortization	113,169	104,972	333,701	315,223
General and administrative	31,977	34,286	108,937	115,866
Expense from deferred compensation plan liability	1,861	1,975	3,534	5,233
Transaction related costs and other	2,510	61	16,683	1,073
Total expenses	385,092	366,520	1,172,013	1,098,980
Operating income	156,956	162,235	448,290	448,920
Income (loss) from partially owned entities	7,206	(41,801)	6,059	5,578
Loss from real estate fund investments	(190)	(6,308)	(37,973)	(1,649)
Interest and other investment income, net	2,893	7,331	9,401	22,567
Income from deferred compensation plan assets	1,861	1,975	3,534	5,233
Interest and debt expense	(88,951)	(85,068)	(264,774)	(252,581)
Net gains on disposition of wholly owned and partially owned assets	141,269	—	164,828	501
Income before income taxes	221,044	38,364	329,365	228,569
Income tax expense	(1,943)	(1,188)	(4,964)	(3,491)
Income from continuing operations	219,101	37,176	324,401	225,078
Income (loss) from discontinued operations	61	(47,930)	381	(14,501)
Net income (loss)	219,162	(10,754)	324,782	210,577
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(3,312)	(4,022)	31,137	(18,436)
Net income (loss) attributable to Vornado Realty L.P.	215,850	(14,776)	355,919	192,141
Preferred unit distributions	(12,582)	(16,176)	(38,248)	(48,531)
Preferred unit issuance costs	—	—	(14,486)	—
NET INCOME (LOSS) attributable to Class A unitholders	$203,268	$(30,952)	$303,185	$143,610

INCOME (LOSS) PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$1.00	$0.08	$1.49	$0.77
Loss from discontinued operations, net	—	(0.24)	—	(0.07)
Net income (loss) per Class A unit	$1.00	$(0.16)	$1.49	$0.70
Weighted average units outstanding	202,103	201,300	202,033	201,093

INCOME (LOSS) PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.99	$0.08	$1.48	$0.76
Loss from discontinued operations, net	—	(0.24)	—	(0.07)
Net income (loss) per Class A unit	$0.99	$(0.16)	$1.48	$0.69
Weighted average units outstanding	203,594	203,113	203,400	203,311

DISTRIBUTIONS PER CLASS A UNIT	$0.63	$0.60	$1.89	$2.02

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$219,162	$(10,754)	$324,782	$210,577
Other comprehensive income (loss):
Pro rata share of other comprehensive income (loss) of nonconsolidated subsidiaries	253	(626)	989	(1,657)
Increase (reduction) in unrealized net gain on available-for-sale securities	—	5,656	—	(10,559)
Pro rata share of amounts reclassified from accumulated other comprehensive (loss) income of a nonconsolidated subsidiary	—	(646)	—	8,622
Increase in value of interest rate swaps and other	623	1,973	13,789	6,611
Comprehensive income (loss)	220,038	(4,397)	339,560	213,594
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(3,312)	(4,022)	31,137	(18,436)
Comprehensive income (loss) attributable to Vornado	$216,726	$(8,419)	$370,697	$195,158

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change (see Note 3)	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado Realty L.P.	—	—	—	—	355,919	—	—	355,919
Net income attributable to redeemable partnership units	—	—	—	—	(18,992)	—	—	(18,992)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(31,137)	(31,137)
Distributions to Vornado	—	—	—	—	(359,456)	—	—	(359,456)
Distributions to preferred unitholders	—	—	—	—	(38,103)	—	—	(38,103)
Preferred unit issuance costs	—	(663)	—	—	(14,486)	—	—	(15,149)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	201	14,089	—	—	—	14,089
Under Vornado's employees' share option plan	—	—	77	4,226	—	—	—	4,226
Under Vornado's dividend reinvestment plan	—	—	15	1,036	—	—	—	1,036
Contributions:
Real estate fund investments	—	—	—	—	—	—	46,942	46,942
Other	—	—	—	—	—	—	14,577	14,577
Distributions:
Real estate fund investments	—	—	—	—	—	—	(12,665)	(12,665)
Other	—	—	—	—	—	—	(28,173)	(28,173)
Conversion of Series A preferred units to Class A units	(1)	(31)	2	31	—	—	—	—
Deferred compensation units and options	—	—	7	871	(121)	—	—	750
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	989	—	989
Increase in value of interest rate swaps	—	—	—	—	—	13,789	—	13,789
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	57,970	—	—	—	57,970
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(913)	—	(913)
Other	—	—	—	548	(3)	—	(1)	544
Balance, September 30, 2018	36,799	$891,294	190,286	$7,588,052	$(4,135,602)	$34,173	$659,592	$5,037,509

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

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$324,782	$210,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	353,761	407,539
Net gains on disposition of wholly owned and partially owned assets	(164,828)	(501)
Distributions of income from partially owned entities	61,782	65,097
Net realized and unrealized losses on real estate fund investments	33,709	18,537
Amortization of below-market leases, net	(31,480)	(35,446)
Other non-cash adjustments	28,432	43,921
Decrease in fair value of marketable securities	24,801	—
Return of capital from real estate fund investments	20,291	80,294
Straight-lining of rents	(10,279)	(37,752)
Equity in net income of partially owned entities	(6,059)	(6,013)
Net gains on sale of real estate and other	—	(3,797)
Changes in operating assets and liabilities:
Real estate fund investments	(68,950)	—
Tenant and other receivables, net	(11,662)	5,485
Prepaid assets	74,322	(70,949)
Other assets	(122,925)	(27,065)
Accounts payable and accrued expenses	(3,810)	27,609
Other liabilities	(13,849)	(15,911)
Net cash provided by operating activities	488,038	661,625

Cash Flows from Investing Activities:
Acquisitions of real estate and other	(500,225)	(11,841)
Development costs and construction in progress	(274,147)	(274,716)
Proceeds from sales of real estate and related investments	219,731	9,543
Additions to real estate	(163,546)	(207,759)
Distributions of capital from partially owned entities	98,609	347,776
Investments in partially owned entities	(32,728)	(33,578)
Repayment of JBG SMITH Properties loan receivable	—	115,630
Proceeds from repayments of mortgage loans receivable	—	650
Net cash used in investing activities	(652,306)	(54,295)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Financing Activities:
Redemption of preferred units	$(470,000)	$—
Distributions to Vornado	(359,456)	(382,552)
Proceeds from borrowings	312,763	229,042
Repayments of borrowings	(264,482)	(177,109)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(63,110)	(48,329)
Contributions from noncontrolling interests in consolidated subsidiaries	59,924	1,044
Distributions to preferred unitholders	(42,582)	(48,386)
Debt issuance costs	(7,451)	(2,944)
Proceeds received from exercise of Vornado stock options and other	5,262	25,011
Debt prepayment and extinguishment costs	(818)	—
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(784)	(418)
Cash and cash equivalents and restricted cash included in the spin-off of JBG SMITH Properties ($275,000 plus The Bartlett financing proceeds less transaction costs and other mortgage items)	—	(416,237)
Net cash used in financing activities	(830,734)	(820,878)
Net decrease in cash and cash equivalents and restricted cash	(995,002)	(213,548)
Cash and cash equivalents and restricted cash at beginning of period	1,914,812	1,599,331
Cash and cash equivalents and restricted cash at end of period	$919,810	$1,385,783

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,817,655	$1,501,027
Restricted cash at beginning of period	97,157	95,032
Restricted cash included in discontinued operations at beginning of period	—	3,272
Cash and cash equivalents and restricted cash at beginning of period	$1,914,812	$1,599,331

Cash and cash equivalents at end of period	$772,524	$1,282,230
Restricted cash at end of period	147,286	103,553
Restricted cash included in discontinued operations at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$919,810	$1,385,783

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $45,292 and $31,243	$245,628	$257,173
Cash payments for income taxes	$61,047	$5,292

Non-Cash Investing and Financing Activities:
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	$307,552	$—
Accrued capital expenditures included in accounts payable and accrued expenses	74,185	69,033
Write-off of fully depreciated assets	(61,120)	(41,458)
Adjustments to carry redeemable Class A units at redemption value	57,970	286,928
Non-cash distribution to JBG SMITH Properties:
Assets	—	3,432,738
Liabilities	—	(1,414,186)
Equity	—	(2,018,552)
Loan receivable established upon the spin-off of JBG SMITH Properties	—	115,630
Reduction in unrealized net gain on available-for-sale securities	—	(10,559)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in, the Operating Partnership as of September 30, 2018. All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

Certain prior year balances have been reclassified in order to conform to the current period presentation. For the three and nine months ended September 30, 2017, an expense of $1,975,000 and $5,233,000, respectively, related to the mark-to-market of our deferred compensation plan liability was reclassified from “general and administrative expenses” to “expense from deferred compensation plan liability” and income of $1,975,000 and $5,233,000, respectively, related to the mark-to-market of our deferred compensation plan assets was reclassified from “interest and other investment income, net” to “income from deferred compensation plan assets” on our consolidated statements of income. In addition, for the nine months ended September 30, 2017, an expense of $1,062,000 related to New York City Unincorporated Business Tax was reclassified from “general and administrative expenses” to “income tax expense” on our consolidated statements of income.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments. ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We adopted this update effective January 1, 2018 using the modified retrospective approach. While the adoption of this update requires us to continue to measure “marketable securities” at fair value on each reporting date, the changes in fair value will be recognized in current period earnings as opposed to “other comprehensive income (loss).” As a result, on January 1, 2018 we recorded a decrease to beginning accumulated deficit of $111,225,000 to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets. Subsequent changes in the fair value of our marketable securities will be recorded to “interest and other investment income, net” on our consolidated statements of income. For the three and nine months ended September 30, 2018, we recorded a decrease of $7,699,000 and $24,801,000, respectively, in the fair value of our marketable securities which is included in “interest and other investment income, net” on our consolidated statements of income.

In February 2016, the FASB issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases, as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. We are currently evaluating the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and believe that the standard will more significantly impact the accounting for leases in which we are a lessee. We have a number of ground leases, which are classified as operating leases, for which we will be required to record a right-of-use asset and lease liability equal to the present value of the remaining minimum lease payments, and will continue to recognize expense on a straight-line basis upon adoption of this standard. Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, we will no longer be able to capitalize internal leasing costs and instead will be required to expense these costs as incurred. During the three and nine months ended September 30, 2018 and 2017, we capitalized internal leasing costs of $1,444,000 and $1,280,000, and $3,883,000 and $3,494,000 respectively, excluding our former Washington, DC segment which was spun-off on July 17, 2017. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued an update ("ASU 2018-11") Leases: Targeted improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. We plan to utilize this transition option when we adopt this standard on January 1, 2019 and plan to elect to use the transition practical expedients package available to us under the new standard.

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

In May 2017, the FASB issued an update (“ASU 2017-09”) Scope of Modification Accounting to ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). ASU 2017-09 provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The adoption of this update on January 1, 2018 did not have a material impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

In August 2017, the FASB issued an update (“ASU 2017-12”) Targeted Improvements to Accounting for Hedging Activities to ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedge programs. ASU 2017-12 requires subsequent changes in fair value of a hedging instrument that has been designated and qualifies as a cash flow hedge to be recognized as a component of “other comprehensive income (loss).” ASU 2017-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018, with early adoption permitted. We early adopted ASU 2017-12 on January 1, 2018 using the modified retrospective approach. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an update (“ASU 2018-13”) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. An entity is permitted to early adopt by modifying existing disclosures and delay adoption of the additional disclosures until the effective date. We are currently evaluating the impact of the adoption of this update on our consolidated financial statements and disclosures.

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

Our revenues primarily consist of property rentals, tenant expense reimbursements, and fee and other income. We operate in two reportable segments: New York and Other, with a significant portion of our revenues included in the “New York” segment. We have the following revenue sources and revenue recognition policies:

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

•
Hotel revenue arising from the operation of Hotel Pennsylvania consists of room revenue, food and beverage revenue, and banquet revenue. Room revenue is recognized when rooms are occupied. Food and beverage and banquet revenue are recognized when the services have been transferred.

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

•
Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities, and includes Building Maintenance Service (“BMS”) cleaning, engineering and security services. This revenue is recognized as the services are transferred. Fee and other income also includes lease termination fee income which is recognized immediately if a tenant vacates or is recognized on a straight-line basis over the shortened remaining lease term.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.	Revenue Recognition - continued

Below is a summary of our revenues by segment. Base rent, operating expense reimbursements and lease terminations represent revenues from leases and are recognized in accordance with ASC Topic 840, Leases. Revenues from Hotel Pennsylvania, trade shows, tenant services, BMS cleaning fees, management and leasing fees and other income represent revenues recognized in accordance with ASC 606. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2018 and 2017 is set forth in Note 23 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
	Total	New York	Other		Total	New York	Other
Base rent	$403,029	$339,939	$63,090		$398,734	$339,717	$59,017
Hotel Pennsylvania	26,088	26,088	—		25,421	25,421	—
Trade shows	8,443	—	8,443		7,907	—	7,907
Property rentals	437,560	366,027	71,533		432,062	365,138	66,924
Operating expense reimbursements	50,760	47,361	3,399		47,462	43,796	3,666
Tenant services	15,627	11,696	3,931		15,939	12,188	3,751
Tenant expense reimbursements	66,387	59,057	7,330		63,401	55,984	7,417
BMS cleaning fees	28,873	31,328	(2,455)	(1)	26,429	28,155	(1,726)	(1)
Management and leasing fees	4,734	4,439	295		2,330	2,101	229
Lease termination fees	356	58	298		991	984	7
Other income	4,138	1,537	2,601		3,542	1,247	2,295
Fee and other income	38,101	37,362	739		33,292	32,487	805
Total revenues	$542,048	$462,446	$79,602		$528,755	$453,609	$75,146

(Amounts in thousands)	For the Nine Months Ended September 30, 2018				For the Nine Months Ended September 30, 2017
	Total	New York	Other		Total	New York	Other
Base rent	$1,215,520	$1,027,697	$187,823		$1,175,692	$999,875	$175,817
Hotel Pennsylvania	67,842	67,842	—		63,047	63,047	—
Trade shows	38,903	—	38,903		36,858	—	36,858
Property rentals	1,322,265	1,095,539	226,726		1,275,597	1,062,922	212,675
Operating expense reimbursements	143,412	132,443	10,969		132,828	122,247	10,581
Tenant services	41,597	31,854	9,743		41,263	32,817	8,446
Tenant expense reimbursements	185,009	164,297	20,712		174,091	155,064	19,027
BMS cleaning fees	88,095	94,888	(6,793)	(1)	75,925	80,895	(4,970)	(1)
Management and leasing fees	10,205	9,384	821		7,382	6,593	789
Lease termination fees	1,505	766	739		5,947	5,773	174
Other income	13,224	4,608	8,616		8,958	5,463	3,495
Fee and other income	113,029	109,646	3,383		98,212	98,724	(512)
Total revenues	$1,620,303	$1,369,482	$250,821		$1,547,900	$1,316,710	$231,190
____________________

(1)	Represents the elimination of intercompany fees from the New York segment upon consolidation.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Acquisitions

537 West 26th Street

On February 9, 2018, we acquired 537 West 26th Street, a 14,000 square foot commercial property adjacent to our 260 Eleventh Avenue office property, and 55,000 square feet of additional zoning air rights for $44,000,000.

1535 Broadway

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”), under which we redeveloped the retail and signage components of the Marriott Times Square Hotel. We accounted for this lease as a “capital lease” and recorded a $240,000,000 capital lease asset and liability. On September 21, 2018, we acquired the retail condominium from Host for $442,000,000 (inclusive of the $240,000,000 capital lease liability). The original lease transaction provided that we would become the 100% owner through a put/call arrangement, based on a pre-negotiated formula. This transaction satisfies the put/call arrangement. Our 100% fee interest includes 45,000 square feet of retail, the 1,611 seat Marquis Theater and the largest digital sign in New York with a 330 linear foot, 25,000 square foot display.

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

In March 2011, a joint venture (the “Joint Venture”) owned 64.7% by the Fund, 30.3% by Vornado and 5.0% by a third party, acquired One Park Avenue for $394,000,000. In connection with the acquisition, the Joint Venture paid $3,000,000 of New York City real property transfer tax (the “Transfer Tax”) and filed a Real Property Tax Return (“RPTR”) with the New York City Department of Finance (the “Department of Finance”). The RPTR was audited by the Department of Finance in 2014 and an increased Transfer Tax was assessed. The Joint Venture appealed the increased Transfer Tax assessment and the Joint Venture's appeal was upheld by a New York City Administrative Law Judge (“ALJ”) in January 2017. The Department of Finance appealed the ALJ's decision and on February 16, 2018 the New York City Tax Appeals Tribunal (the “Tax Tribunal”) reversed the ALJ's decision and assessed $9,491,000 of additional Transfer Tax and $6,764,000 of interest. As a result of the Tax Tribunal's decision, we recorded an expense of $15,608,000, before noncontrolling interests, during the first quarter of 2018, which was subsequently paid on April 5, 2018, in order to permit us to appeal the Tax Tribunal's decision and stop the accrual of interest, of which $10,630,000 is included in “loss from real estate fund investments” and $4,978,000 is included in “income (loss) from partially owned entities” (see Note 8 - Investments in Partially Owned Entities) on our consolidated statements of income for the nine months ended September 30, 2018. We are appealing the Tax Tribunal's decision.

On April 19, 2018, the joint venture between the Fund and the Crowne Plaza Joint Venture completed a $255,000,000 refinancing of the Crowne Plaza Times Square Hotel. The interest-only loan is at LIBOR plus 3.51% (5.66% at September 30, 2018) and matures in May 2020 with three one-year extension options. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The Crowne Plaza Times Square Hotel was previously encumbered by a $310,000,000 interest-only mortgage at LIBOR plus 2.80%, which was scheduled to mature in December 2018.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.	Real Estate Fund Investments - continued

As of September 30, 2018, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $369,767,000, or $44,203,000 in excess of cost, and had remaining unfunded commitments of $50,494,000, of which our share was $16,119,000. At December 31, 2017, we had five real estate fund investments with an aggregate fair value of $354,804,000.

Below is a summary of loss from the Fund and the Crowne Plaza Joint Venture for the three and nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net investment income	$3,093	$6,028	$6,366	$16,888
Net unrealized loss on held investments	(3,283)	(11,220)	(32,796)	(28,860)
Net realized gain (loss) on exited investments	—	35,620	(913)	35,861
Previously recorded unrealized gain on exited investment	—	(36,736)	—	(25,538)
Transfer Tax	—	—	(10,630)	—
Loss from real estate fund investments	(190)	(6,308)	(37,973)	(1,649)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(558)	(1,486)	34,338	(9,684)
Loss from real estate fund investments attributable to the Operating Partnership (nine months ended September 30, 2018 includes $4,252 of loss related to One Park Avenue potential additional transfer taxes and reduction in carried interest)	(748)	(7,794)	(3,635)	(11,333)
Less loss attributable to noncontrolling interests in the Operating Partnership	46	485	224	706
Loss from real estate fund investments attributable to Vornado	$(702)	$(7,309)	$(3,411)	$(10,627)

7.	Marketable Securities

Our portfolio of marketable securities is comprised of equity securities that are presented on our consolidated balance sheets at fair value. On January 1, 2018, we adopted ASU 2016-01, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “accumulated other comprehensive income” on our consolidated balance sheets. As a result, on January 1, 2018 we recorded a decrease to beginning accumulated deficit of $111,225,000 to recognize the unrealized gains previously recorded in “accumulated other comprehensive income” on our consolidated balance sheets. Subsequent changes in the fair value of our marketable securities will be recorded to “interest and other investment income, net” on our consolidated statements of income.

Below is a summary of our marketable securities portfolio as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	Fair Value at		(Decrease) Increase
	September 30, 2018	December 31, 2017	in Fair Value (1)
Equity securities:
Lexington Realty Trust	$153,292	$178,226	$(24,934)
Other	4,659	4,526	133
	$157,951	$182,752	$(24,801)

____________________

(1)	The decrease in fair value of our marketable securities for the nine months ended September 30, 2018 is included in “interest and other investment income, net”
on our consolidated statements of income (see Note 19 - Interest and Other Investment Income, Net).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2018, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of September 30, 2018, the market value ("fair value" pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s September 28, 2018 quarter ended closing share price of $343.30, was $567,842,000, or $456,000,000 in excess of the carrying amount on our consolidated balance sheet. As of September 30, 2018, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,093,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.

Alexander's paid $3,971,000 of Transfer Tax upon the November 2012 sale of its Kings Plaza Regional Shopping Center located in Brooklyn, New York. Alexander's accrued $23,797,000 of potential additional Transfer Tax and related interest based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 6 - Real Estate Fund Investments for details) during the first quarter of 2018 which was subsequently paid on April 5, 2018 in order to preserve Alexander's rights to continue litigation and stop accrual of interest, of which our 32.4% share is $7,708,000 and is included in “income (loss) from partially owned entities” on our consolidated statements of income in the nine months ended September 30, 2018.

Urban Edge Properties (“UE”) (NYSE: UE)

As of September 30, 2018, we own 5,717,184 UE operating partnership units, representing a 4.5% ownership interest in UE. We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis. In 2018 and 2017, we provided UE with information technology support. UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets. As of September 30, 2018, the fair value of our investment in UE, based on UE’s September 28, 2018 quarter ended closing share price of $22.08, was $126,235,000, or $80,837,000 in excess of the carrying amount on our consolidated balance sheet.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of September 30, 2018, we own 6,250,000 PREIT operating partnership units, representing an 7.9% interest in PREIT. We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.

As of September 30, 2018, the fair value of our investment in PREIT, based on PREIT’s September 28, 2018 quarter ended closing share price of $9.46, was $59,125,000 or $2,389,000 below the carrying amount on our consolidated balance sheet. As of September 30, 2018, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $36,096,000. The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in PREIT’s net loss. The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities - continued

Independence Plaza

We have a 50.1% economic interest in a joint venture that owns Independence Plaza, a three-building 1,327 unit residential complex in the Tribeca submarket of Manhattan. The joint venture paid $1,730,000 of Transfer Tax upon its acquisition of the property in December 2012. The joint venture accrued $13,103,000 of potential additional Transfer Tax and related interest based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 6 - Real Estate Fund Investments for details) during the first quarter of 2018, which was subsequently paid on April 5, 2018, in order to preserve the joint venture's rights to continue litigation and stop accrual of interest. Because we consolidate the entity that incurred the potential additional Transfer Tax, $13,103,000 of expense is included in “transaction related costs and other” and $6,538,000 is allocated to “noncontrolling interests in consolidated subsidiaries” on our consolidated statements of income.

On June 11, 2018, the joint venture completed a $675,000,000 refinancing of Independence Plaza. The seven-year interest-only loan matures in July 2025 and has a fixed rate of 4.25%. Our share of net proceeds, after repayment of the existing 3.48% $550,000,000 mortgage and closing costs, was $55,618,000.

Toys "R" Us, Inc. ("Toys")

We own 32.5% of Toys. On September 18, 2017, Toys filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In the second quarter of 2018, Toys liquidated the inventory of its U.S. stores and ceased operations. We carry our Toys investment at zero. Further, we do not hold any debt of Toys and do not guarantee any of Toys’ obligations. For income tax purposes, we carry our investment in Toys as of September 30, 2018 at approximately $420,000,000, which could result in a tax deduction in future periods.

666 Fifth Avenue Office Condominium

On August 3, 2018, we completed the sale of our 49.5% interests in the 666 Fifth Avenue Office Condominium. We received net proceeds of $120,000,000 and recognized a financial statement gain of $134,032,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three and nine months ended September 30, 2018. The gain for tax purposes was approximately $244,000,000. We continue to own all of the 666 Fifth Avenue Retail Condominium encompassing the Uniqlo, Tissot and Hollister stores with 125 linear feet of frontage on Fifth Avenue between 52nd and 53rd Street.

Concurrently with the sale of our interests, the existing mortgage loan on the property was repaid and we received net proceeds of $55,244,000 for the participation we held in the mortgage loan. We recognized a financial statement gain of $7,308,000, which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three and nine months ended September 30, 2018.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities - continued

Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2018	Balance as of
		September 30, 2018	December 31, 2017
Investments:
Partially owned office buildings/land(1)	Various	$502,826	$504,393
Alexander’s	32.4%	111,842	126,400
PREIT	7.9%	61,514	66,572
UE	4.5%	45,398	46,152
Other investments(2)	Various	187,860	313,312
		$909,440	$1,056,829

330 Madison Avenue(3)	25.0%	$(57,935)	$(53,999)
7 West 34th Street (4)	53.0%	(49,647)	(47,369)
		$(107,582)	$(101,368)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 85 Tenth Avenue, 61 Ninth Avenue and others.

(2)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Moynihan Office Building and others.

(3)	Our negative basis resulted from a refinancing distribution and is included in “other liabilities” on our consolidated balance sheets.

(4)	Our negative basis resulted from a deferred gain from the sale of a 47.0% ownership interest in the property on May 27, 2016 and is included in “other liabilities” on our consolidated balance sheets.

Below is a schedule of net income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2018	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Our share of net income (loss):
Alexander's (see page 26 for details):
Equity in net income(1)	32.4%	$4,278	$6,510	$7,215	$20,092
Management, leasing and development fees		1,149	1,335	3,378	4,351
		5,427	7,845	10,593	24,443

UE (see page 26 for details):
Equity in net income(2)	4.5%	2,696	5,908	3,017	25,793
Management, leasing and development fees		67	100	217	518
		2,763	6,008	3,234	26,311

Partially owned office buildings(3)	Various	735	(967)	(1,546)	79

PREIT (see page 26 for details)(4)	7.9%	(616)	(49,748)	(2,113)	(53,480)

Other investments(5)	Various	(1,103)	(4,939)	(4,109)	8,225

		$7,206	$(41,801)	$6,059	$5,578
____________________

(1)
The three and nine months ended September 30, 2018 include our $1,085 share of a non-cash straight-line rent write-off adjustment related to Sears Roebuck and Co. which filed for Chapter 11 bankruptcy relief and our $518 share of Alexander’s litigation expense due to a settlement. The nine months ended September 30, 2018 also includes our $7,708 share of Alexander's potential additional Transfer Tax, our $3,162 share of higher interest expense due to an increase in average LIBOR and higher average mortgage balances due to a refinancing and our $1,802 share of expense related to the change in fair value of marketable securities held by Alexander’s.

(2)	The three and nine months ended September 30, 2017 include $5,200 and $21,100, respectively, of net gain resulting from UE operating partnership unit issuances.

(3)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others. The nine month period ended September 30, 2018 includes our $4,978 share of potential additional Transfer Tax related to the March 2011 acquisition of One Park Avenue (see Note 6 - Real Estate Fund Investments).

(4)	The three and nine months ended September 30, 2017 include a $44,465 non-cash impairment loss.

(5)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018) and others. In the nine months ended September 30, 2017, we recognized $26,687 of net gains, comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

9.	220 Central Park South

We are constructing a residential condominium tower containing 397,000 salable square feet at 220 Central Park South (“220 CPS”). The development cost of this project (exclusive of land cost of $515,400,000) is estimated to be approximately $1.4 billion, of which $1.1 billion has been expended as of September 30, 2018.

For income tax purposes, we recognize revenue associated with our 220 CPS project using the percentage of completion method. On May 25, 2018, the 220 CPS condominium offering plan was declared effective by the Attorney General of the State of New York. During the quarter ended September 30, 2018, we paid $52,200,000 for estimated Federal, state and local income taxes due, which is included in "other assets" on our consolidated balance sheet as of September 30, 2018. GAAP revenue associated with our 220 CPS project is recognized when our performance obligation is deemed satisfied at a point in time when legal title transfers upon closing of the condominium unit sales.

In August 2018, we received a temporary certificate of occupancy for certain units, representing approximately 16% of the total development cost, where construction has been substantially completed. Accordingly, at September 30, 2018, the development cost of these units aggregating $307,552,000 has been reclassed from “development costs and construction in progress” to "220 Central Park South condominium units ready for sale" on our consolidated balance sheet as of September 30, 2018.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Dispositions

New York

On June 21, 2018, we completed the $45,000,000 sale of 27 Washington Square North, which resulted in a net gain of $23,559,000 which is included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income. We acquired the property in December 2015 for $20,000,000.

Discontinued Operations

We have reclassified the revenues and expenses of our former Washington, DC segment which was spun off on July 17, 2017 and other related retail assets that were sold to “income (loss) from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying financial statements. The tables below set forth the assets and liabilities related to discontinued operations as of September 30, 2018 and December 31, 2017, and their combined results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	Balance as of
	September 30, 2018	December 31, 2017
Assets related to discontinued operations:
Other assets	$74	$1,357

Liabilities related to discontinued operations:
Other liabilities	$205	$3,620

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) from discontinued operations:
Total revenues	$174	$25,747	$867	$260,969
Total expenses	113	21,708	1,104	211,930
	61	4,039	(237)	49,039
JBG SMITH Properties ("JBGS") spin-off transaction costs	—	(53,581)	—	(67,045)
Additional net gains on sale of real estate	—	1,530	618	3,797
Income from partially-owned entities	—	93	—	435
Pretax income (loss) from discontinued operations	61	(47,919)	381	(13,774)
Income tax expense	—	(11)	—	(727)
Income (loss) from discontinued operations	$61	$(47,930)	$381	$(14,501)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Cash flows related to discontinued operations:
Cash flows from operating activities	$(1,751)	$39,581
Cash flows from investing activities	—	(48,377)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.	Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	Balance as of
	September 30, 2018	December 31, 2017
Identified intangible assets:
Gross amount	$307,855	$310,097
Accumulated amortization	(167,861)	(150,837)
Total, net	$139,994	$159,260
Identified intangible liabilities (included in deferred revenue):
Gross amount	$508,468	$530,497
Accumulated amortization	(338,665)	(324,897)
Total, net	$169,803	$205,600

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $10,373,000 and $11,054,000 for the three months ended September 30, 2018 and 2017, respectively, and $31,480,000 and $34,758,000 for the nine months ended September 30, 2018 and 2017, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$25,115
2020	24,047
2021	19,313
2022	16,173
2023	13,496

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $4,822,000 and $6,069,000 for the three months ended September 30, 2018 and 2017, respectively, and $14,557,000 and $19,896,000 for the nine months ended September 30, 2018 and 2017, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2019 is as follows:

(Amounts in thousands)
2019	$12,902
2020	12,817
2021	11,838
2022	10,286
2023	10,158

We are a tenant under ground leases for certain properties. Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense (a component of operating expense) of $437,000 and $437,000 for the three months ended September 30, 2018, and 2017, respectively, and $1,310,000 and $1,310,000 for the nine months ended September 30, 2018 and 2017, respectively. Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2019 is as follows:

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

On August 9, 2018, we completed a $120,000,000 refinancing of 4 Union Square South, a 206,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.40% (3.50% as of September 30, 2018) and matures in 2025, as extended. The property was previously encumbered by a $113,000,000 mortgage at LIBOR plus 2.15%, which was scheduled to mature in 2019.

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at September 30, 2018	Balance as of
		September 30, 2018	December 31, 2017
Mortgages Payable:
Fixed rate	3.53%	$5,006,360	$5,461,706
Variable rate	3.99%	3,165,760	2,742,133
Total	3.71%	8,172,120	8,203,839
Deferred financing costs, net and other		(53,045)	(66,700)
Total, net		$8,119,075	$8,137,139

Unsecured Debt:
Senior unsecured notes	4.21%	$850,000	$850,000
Deferred financing costs, net and other		(6,290)	(6,386)
Senior unsecured notes, net		843,710	843,614

Unsecured term loan	3.39%	750,000	750,000
Deferred financing costs, net and other		(126)	(1,266)
Unsecured term loan, net		749,874	748,734

Unsecured revolving credit facilities	3.15%	80,000	—

Total, net		$1,673,584	$1,592,348

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

(Amounts in thousands)
Balance, December 31, 2016	$1,278,446
Net income	9,057
Other comprehensive income	188
Distributions	(25,663)
Redemption of Class A units for Vornado common shares, at redemption value	(34,564)
Adjustments to carry redeemable Class A units at redemption value (including $224,069 attributable to the spin-off of JBGS)	(286,928)
Other, net	30,168
Balance, September 30, 2017	$970,704

Balance, December 31, 2017	$984,937
Net income	18,992
Other comprehensive income	913
Distributions	(23,867)
Redemption of Class A units for Vornado common shares, at redemption value	(14,089)
Adjustments to carry redeemable Class A units at redemption value	(57,970)
Other, net	15,666
Balance, September 30, 2018	$924,582

As of September 30, 2018 and December 31, 2017, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $919,154,000 and $979,509,000, respectively.

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of September 30, 2018 and December 31, 2017. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

14.	Shareholders' Equity/Partners' Capital

On January 4 and 11, 2018, we redeemed all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares/units at their redemption price of $25.00 per share/unit, or $470,000,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption, and expensed $14,486,000 of previously capitalized issuance costs.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Accumulated Other Comprehensive Income (“AOCI”)
The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)	Total	Marketable securities	Pro rata share of nonconsolidated subsidiaries' OCI		Interest rate swaps	Other
For the Three Months Ended September 30, 2018
Balance as of June 30, 2018	$33,351	$—	$2,834		$39,559	$(9,042)
Net current period OCI:
OCI before reclassifications	822	—	253		623	(54)
Amounts reclassified from AOCI	—	—	—		—	—
	822	—	253		623	(54)
Balance as of September 30, 2018	$34,173	$—	$3,087		$40,182	$(9,096)

For the Three Months Ended September 30, 2017
Balance as of June 30, 2017	$115,839	$114,290	$(3,821)		$12,702	$(7,332)
Net current period OCI:
OCI before reclassifications	6,608	5,656	(626)		1,976	(398)
Amounts reclassified from AOCI	(646)	—	(646)	(1)	—	—
	5,962	5,656	(1,272)		1,976	(398)
Balance as of September 30, 2017	$121,801	$119,946	$(5,093)		$14,678	$(7,730)

For the Nine Months Ended September 30, 2018
Balance as of December 31, 2017	$128,682	$109,554	$3,769		$23,542	$(8,183)

Cumulative effect of accounting change (see Note 3)	(108,374)	(109,554)	(1,671)		2,851	—
Net current period OCI:
OCI before reclassifications	13,865	—	989		13,789	(913)
Amounts reclassified from AOCI	—	—	—		—	—
	13,865	—	989		13,789	(913)
Balance as of September 30, 2018	$34,173	$—	$3,087		$40,182	$(9,096)

For the Nine Months Ended September 30, 2017
Balance as of December 31, 2016	$118,972	$130,505	$(12,058)		$8,066	$(7,541)
Net current period OCI:
OCI before reclassifications	(5,793)	(10,559)	(1,657)		6,612	(189)
Amounts reclassified from AOCI	8,622	—	8,622	(1)	—	—
	2,829	(10,559)	6,965		6,612	(189)
Balance as of September 30, 2017	$121,801	$119,946	$(5,093)		$14,678	$(7,730)
____________________

(1)	Reclassified upon receipt of proceeds related to the sale of an investment by a nonconsolidated subsidiary.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16.	Variable Interest Entities (“VIEs”)

Unconsolidated VIEs

As of September 30, 2018 and December 31, 2017, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 8 – Investments in Partially Owned Entities). As of September 30, 2018 and December 31, 2017, the net carrying amount of our investments in these entities was $256,674,000 and $352,925,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.

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

As of September 30, 2018, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,572,362,000 and $1,813,993,000, respectively. As of December 31, 2017, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $3,561,062,000 and $1,753,798,000, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units, Series D-13 cumulative redeemable preferred units, and 6.625% Series G and Series I cumulative redeemable preferred shares/units which were redeemed on January 4 and 11, 2018 (see Note 14 - Shareholders' Equity/Partners' Capital)). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of September 30, 2018 and December 31, 2017, respectively.

(Amounts in thousands)	As of September 30, 2018
	Total	Level 1	Level 2	Level 3
Marketable securities	$157,951	$157,951	$—	$—
Real estate fund investments	369,767	—	—	369,767
Deferred compensation plan assets ($10,233 included in restricted cash and $92,048 in other assets)	102,281	63,493	—	38,788
Interest rate swaps (included in other assets)	40,203	—	40,203	—
Total assets	$670,202	$221,444	$40,203	$408,555

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—

(Amounts in thousands)	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Marketable securities	$182,752	$182,752	$—	$—
Real estate fund investments	354,804	—	—	354,804
Deferred compensation plan assets ($11,545 included in restricted cash and $97,632 in other assets)	109,177	69,049	—	40,128
Interest rate swaps (included in other assets)	27,472	—	27,472	—
Total assets	$674,205	$251,801	$27,472	$394,932

Mandatorily redeemable instruments ($50,561 included in other liabilities)	$520,561	$520,561	$—	$—
Interest rate swaps (included in other liabilities)	1,052	—	1,052	—
Total liabilities	$521,613	$520,561	$1,052	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

As of September 30, 2018, we had four real estate fund investments with an aggregate fair value of $369,767,000, or $44,203,000 in excess of cost. These investments are classified as Level 3. We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 0.3 to 4.3 years. Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor. Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments as of September 30, 2018 and December 31, 2017.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Discount rates	10.0% to 15.0%	2.0% to 14.9%	13.2%	11.9%
Terminal capitalization rates	5.3% to 6.4%	4.7% to 6.7%	5.6%	5.5%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$373,039	$455,692	$354,804	$462,132
Net unrealized loss on held investments	(3,283)	(11,220)	(32,796)	(28,860)
Dispositions	—	(91,606)	(20,291)	(91,606)
Previously recorded unrealized gain on exited investment	—	(36,736)	—	(25,538)
Net realized gain (loss) on exited investments	—	35,620	(913)	35,861
Purchases / additional fundings	—	—	68,950	—
Other, net	11	—	13	(239)
Ending balance	$369,767	$351,750	$369,767	$351,750

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Fair Value Measurements - continued
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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$39,870	$49,849	$40,128	$57,444
Sales	(3,304)	(3,810)	(6,813)	(15,922)
Purchases	1,576	2,176	3,209	3,989
Realized and unrealized gains	180	246	892	2,151
Other, net	466	823	1,372	1,622
Ending balance	$38,788	$49,284	$38,788	$49,284

Fair Value Measurements on a Nonrecurring Basis

There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of September 30, 2018 and December 31, 2017.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair values of our secured and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2018 and December 31, 2017.

(Amounts in thousands)	As of September 30, 2018			As of December 31, 2017
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$630,271		$630,000	$1,500,227		$1,500,000
Debt:
Mortgages payable	$8,172,120		$8,091,000	$8,203,839		$8,194,000
Senior unsecured notes	850,000		845,000	850,000		878,000
Unsecured term loan	750,000		750,000	750,000		750,000
Unsecured revolving credit facilities	80,000		80,000	—		—
Total	$9,852,120	(1)	$9,766,000	$9,803,839	(1)	$9,822,000
____________________

(1)	Excludes $59,461 and $74,352 of deferred financing costs, net and other as of September 30, 2018 and December 31, 2017, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

18.	Stock-based Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides the Compensation Committee of our Board of Trustees (the “Committee”) the ability to grant incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units, out-performance plan awards and appreciation-only long-term incentive plan units (“AO LTIP Units”) to certain of our employees and officers. We account for all equity-based compensation in accordance with ASC 718. Stock-based compensation expense, a component of "general and administrative" expenses on our consolidated statements of income, was $5,545,000 and $5,693,000 for the three months ended September 30, 2018 and 2017, respectively, and $26,190,000 and $27,319,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

2018 Outperformance Plan (“2018 OPP”)

On March 15, 2018, the Committee approved the 2018 OPP, a multi-year, $35,000,000 performance-based stock compensation plan of which $27,354,000 was granted to senior executives. The fair value of the 2018 OPP granted was $10,283,000, of which $8,040,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service). The remaining $2,243,000 is being amortized into expense over a five-year period from the date of grant using a graded vesting attribution model.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

19.	Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
(Decrease) increase in fair value of marketable securities:
Lexington Realty Trust	$(7,942)	$—	$(24,934)	$—
Other	243	—	133	—
	(7,699)	—	(24,801)	—
Interest on cash and cash equivalents and restricted cash	4,306	1,636	12,370	4,264
Dividends on marketable securities	3,354	3,309	10,060	9,923
Interest on loans receivable(1)	2,004	754	8,952	3,599
Other, net	928	1,632	2,820	4,781
	$2,893	$7,331	$9,401	$22,567
____________________

(1)
The three and nine months ended September 30, 2018 include $1,250 and $6,707, respectively, of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.

20.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$98,841	$89,675	$290,006	$263,037
Amortization of deferred financing costs	8,348	7,977	24,486	24,523
Capitalized interest and debt expense	(18,238)	(12,584)	(49,718)	(34,979)
	$88,951	$85,068	$264,774	$252,581

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Income (Loss) Per Share/Income (Loss) Per Class A Unit

Vornado Realty Trust

The following table provides a reconciliation of both net income (loss) attributable to Vornado and the number of common shares used in the computation of (i) basic income (loss) per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income (loss) per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options, restricted stock awards and Out-Performance Plan awards.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$203,122	$32,050	$336,570	$196,684
Income (loss) from discontinued operations, net of income attributable to noncontrolling interests	57	(44,948)	357	(13,600)
Net income (loss) attributable to Vornado	203,179	(12,898)	336,927	183,084
Preferred share dividends	(12,534)	(16,128)	(38,103)	(48,386)
Preferred share issuance costs	—	—	(14,486)	—
Net income (loss) attributable to common shareholders	190,645	(29,026)	284,338	134,698
Earnings allocated to unvested participating securities	(17)	(9)	(33)	(37)
Numerator for basic income (loss) per share	190,628	(29,035)	284,305	134,661
Impact of assumed conversions:
Convertible preferred share dividends	15	—	47	—
Earnings allocated to Out-Performance Plan units	—	—	127	195
Numerator for diluted income (loss) per share	$190,643	$(29,035)	$284,479	$134,856

Denominator:
Denominator for basic income (loss) per share – weighted average shares	190,245	189,593	190,176	189,401
Effect of dilutive securities(1):
Employee stock options and restricted share awards	1,045	1,254	972	1,553
Convertible preferred shares	37	—	38	303
Out-Performance Plan units	—	—	106	—
Denominator for diluted income (loss) per share – weighted average shares and assumed conversions	191,327	190,847	191,292	191,257

INCOME (LOSS) PER COMMON SHARE – BASIC:
Income from continuing operations, net	$1.00	$0.09	$1.50	$0.78
Loss from discontinued operations, net	—	(0.24)	—	(0.07)
Net income (loss) per common share	$1.00	$(0.15)	$1.50	$0.71

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$1.00	$0.09	$1.49	$0.78
Loss from discontinued operations, net	—	(0.24)	—	(0.07)
Net income (loss) per common share	$1.00	$(0.15)	$1.49	$0.71
____________________

(1)
The effect of dilutive securities for the three months ended September 30, 2018 and 2017 excludes an aggregate of 12,372 and 12,413 weighted average common share equivalents, respectively, and 12,220 and 12,173 weighted average common share equivalents for the nine months ended September 30, 2018 and 2017, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Income (Loss) Per Share/Income (Loss) Per Class A Unit - continued

Vornado Realty L.P.

The following table provides a reconciliation of both net income (loss) attributable to Vornado Realty L.P. and the number of Class A units used in the computation of (i) basic income (loss) per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income (loss) per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options, restricted unit awards and Out-Performance Plan awards.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests in consolidated subsidiaries	$215,789	$33,154	$355,538	$206,642
Income (loss) from discontinued operations	61	(47,930)	381	(14,501)
Net income (loss) attributable to Vornado Realty L.P.	215,850	(14,776)	355,919	192,141
Preferred unit distributions	(12,582)	(16,176)	(38,248)	(48,531)
Preferred unit issuance costs	—	—	(14,486)	—
Net income (loss) attributable to Class A unitholders	203,268	(30,952)	303,185	143,610
Earnings allocated to unvested participating securities	(997)	(740)	(2,259)	(2,499)
Numerator for basic income (loss) per Class A unit	202,271	(31,692)	300,926	141,111
Impact of assumed conversions:
Convertible preferred unit distributions	15	—	47	—
Numerator for diluted income (loss) per Class A unit	$202,286	$(31,692)	$300,973	$141,111

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	202,103	201,300	202,033	201,093
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,454	1,813	1,329	2,218
Convertible preferred units	37	—	38	—
Denominator for diluted income (loss) per Class A unit – weighted average units and assumed conversions	203,594	203,113	203,400	203,311

INCOME (LOSS) PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$1.00	$0.08	$1.49	$0.77
Loss from discontinued operations, net	—	(0.24)	—	(0.07)
Net income (loss) per Class A unit	$1.00	$(0.16)	$1.49	$0.70

INCOME (LOSS) PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.99	$0.08	$1.48	$0.76
Loss from discontinued operations, net	—	(0.24)	—	(0.07)
Net income (loss) per Class A unit	$0.99	$(0.16)	$1.48	$0.69
____________________

(1)
The effect of dilutive securities for the three months ended September 30, 2018 and 2017 excludes an aggregate of 105 and 147 weighted average Class A unit equivalents, respectively, and 112 and 118 weighted average Class A unit equivalents for the nine months ended September 30, 2018 and 2017, respectively, as their effect was anti-dilutive.

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

Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all-risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third-party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,601,000 and 18% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.

We continue to monitor the state of the insurance market and the scope and cost of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. We are responsible for deductibles and losses in excess of our insurance coverage, which could be material.

Our debt instruments, consisting of mortgage loans secured by our properties which are generally non-recourse to us, senior unsecured notes, and our unsecured loan and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable cost in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties and expand our portfolio.

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

Generally, our mortgage loans are non-recourse to us. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of September 30, 2018, the aggregate dollar amount of these guarantees and master leases is approximately $620,000,000.

As of September 30, 2018, $13,337,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As of September 30, 2018, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $19,000,000.

As of September 30, 2018, we have construction commitments aggregating approximately $295,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

23.	Segment Information
Net Operating Income (“NOI”) represents total revenues less operating expenses. We consider NOI to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI should not be considered a substitute for net income. NOI may not be comparable to similarly titled measures employed by other companies.

Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for three and nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$219,162	$(10,754)	$324,782	$210,577

Deduct:
(Income) loss from partially owned entities	(7,206)	41,801	(6,059)	(5,578)
Loss from real estate fund investments	190	6,308	37,973	1,649
Interest and other investment income, net	(2,893)	(7,331)	(9,401)	(22,567)
Net gains on disposition of wholly owned and partially owned assets	(141,269)	—	(164,828)	(501)
(Income) loss from discontinued operations	(61)	47,930	(381)	14,501
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,943)	(16,171)	(51,415)	(48,778)

Add:
Depreciation and amortization expense	113,169	104,972	333,701	315,223
General and administrative expense	31,977	34,286	108,937	115,866
Transaction related costs and other	2,510	61	16,683	1,073
Our share of NOI from partially owned entities	60,094	66,876	193,359	199,989
Interest and debt expense	88,951	85,068	264,774	252,581
Income tax expense	1,943	1,188	4,964	3,491
NOI at share	349,624	354,234	1,053,089	1,037,526
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,743)	(22,307)	(39,172)	(65,263)
NOI at share - cash basis	$340,881	$331,927	$1,013,917	$972,263

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

23.	Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$542,048	$462,446	$79,602
Operating expenses	235,575	200,949	34,626
NOI - consolidated	306,473	261,497	44,976
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,943)	(11,348)	(5,595)
Add: Our share of NOI from partially owned entities	60,094	47,179	12,915
NOI at share	349,624	297,328	52,296
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,743)	(9,125)	382
NOI at share - cash basis	$340,881	$288,203	$52,678

(Amounts in thousands)	For the Three Months Ended September 30, 2017
	Total	New York	Other
Total revenues	$528,755	$453,609	$75,146
Operating expenses	225,226	192,430	32,796
NOI - consolidated	303,529	261,179	42,350
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,171)	(11,464)	(4,707)
Add: Our share of NOI from partially owned entities	66,876	48,779	18,097
NOI at share	354,234	298,494	55,740
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(22,307)	(21,092)	(1,215)
NOI at share - cash basis	$331,927	$277,402	$54,525

(Amounts in thousands)	For the Nine Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$1,620,303	$1,369,482	$250,821
Operating expenses	709,158	599,768	109,390
NOI - consolidated	911,145	769,714	141,431
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,415)	(34,653)	(16,762)
Add: Our share of NOI from partially owned entities	193,359	146,730	46,629
NOI at share	1,053,089	881,791	171,298
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(39,172)	(39,161)	(11)
NOI at share - cash basis	$1,013,917	$842,630	$171,287

(Amounts in thousands)	For the Nine Months Ended September 30, 2017
	Total	New York	Other
Total revenues	$1,547,900	$1,316,710	$231,190
Operating expenses	661,585	561,249	100,336
NOI - consolidated	886,315	755,461	130,854
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,778)	(34,251)	(14,527)
Add: Our share of NOI from partially owned entities	199,989	140,627	59,362
NOI at share	1,037,526	861,837	175,689
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(65,263)	(57,761)	(7,502)
NOI at share - cash basis	$972,263	$804,076	$168,187

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

24.	Subsequent Event

On October 26, 2018, we extended our $750,000,000 unsecured term loan from October 2020 to February 2024. The interest rate on the extended unsecured term loan was lowered from LIBOR plus 1.15% to LIBOR plus 1.00% (3.30% as of October 26, 2018).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of September 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and of changes in equity, and cash flows, for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of September 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and of changes in equity, and cash flows, for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 29, 2018

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.5% of the common limited partnership interest in, the Operating Partnership as of September 30, 2018. All references to the “Company,” “we,” “us,” and “our” mean collectively Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

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

Vornado Realty Trust

Quarter Ended September 30, 2018 Financial Results Summary

Net income attributable to common shareholders for the quarter ended September 30, 2018 was $190,645,000, or $1.00 per diluted share, compared to a loss of $29,026,000, or $0.15 per diluted share, for the prior year’s quarter. The quarters ended September 30, 2018 and 2017 include certain items that impact the comparability of period to period net income (loss) attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended September 30, 2018 by $124,485,000, or $0.65 per diluted share, and increased net loss attributable to common shareholders by $102,024,000, or $0.53 per diluted share, for the quarter ended September 30, 2017.

Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2018 was $182,516,000, or $0.95 per diluted share, compared to $100,178,000, or $0.52 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2018 and 2017 include certain items that impact the comparability of period to period FFO, which are listed in the table on page 54. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2018 by $3,119,000, or $0.02 per diluted share, and $84,948,000, or $0.45 per diluted share, for the quarter ended September 30, 2017.

Nine Months Ended September 30, 2018 Financial Results Summary

Net income attributable to common shareholders for the nine months ended September 30, 2018 was $284,338,000, or $1.49 per diluted share, compared to $134,698,000, or $0.71 per diluted share, for the nine months ended September 30, 2017. The nine months ended September 30, 2018 and 2017 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the nine months ended September 30, 2018 by $91,390,000, or $0.48 per diluted share, and decreased net income attributable to common shareholders for the nine months ended September 30, 2017 by $52,595,000, or $0.27 per diluted share.

FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2018 was $494,941,000, or $2.59 per diluted share, compared to $564,431,000, or $2.95 per diluted share, for the nine months ended September 30, 2017. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2018 and 2017 include certain items that impact the comparability of period to period FFO, which are listed in the table on page 54. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2018 by $52,606,000, or $0.27 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2017 by $38,953,000, or $0.20 per diluted share.

Overview - continued

The following table reconciles the difference between our net income (loss) attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Certain (income) expense items that impact net income (loss) attributable to common shareholders:
Net gain on sale of our ownership interests in 666 Fifth Avenue Office Condominium	$(134,032)	$—	$(134,032)	$—
Net gain on the repayment of our loan investment in 666 Fifth Avenue Office Condominium	(7,308)	—	(7,308)	—
Decrease in fair value of marketable securities (including our share of partially owned entities)	7,966	—	26,602	—
Net gains on sale of real estate (including our share of partially owned entities)	(3,350)	(1,522)	(28,104)	(20,981)
Our share of loss (income) from real estate fund investments (excluding our $4,252 share of One Park Avenue potential additional transfer taxes and reduction in carried interest for the nine months ended September 30, 2018)	748	7,794	(617)	11,333
Loss from discontinued operations and sold properties (primarily related to JBG SMITH Properties operating results and transaction costs through July 17, 2017 spin-off)	42	53,739	4,886	40,542
Impairment loss on investment in Pennsylvania Real Estate Investment Trust ("PREIT")	—	44,465	—	44,465
Net gain resulting from Urban Edge Properties ("UE") operating partnership unit issuances	—	(5,200)	—	(21,100)
Our share of potential additional New York City transfer taxes based on a Tax Tribunal interpretation which Vornado is appealing	—	—	23,503	—
Preferred share issuance costs	—	—	14,486	—
Net gain on repayment of our Suffolk Downs JV debt investments	—	—	—	(11,373)
Other	3,207	9,515	3,133	13,333
	(132,727)	108,791	(97,451)	56,219
Noncontrolling interests' share of above adjustments	8,242	(6,767)	6,061	(3,624)
Total of certain (income) expense items that impact net income (loss) attributable to common shareholders	$(124,485)	$102,024	$(91,390)	$52,595

Overview - continued

The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Decrease in fair value of marketable securities (including our share of partially owned entities)	$7,966	$—	$26,602	$—
Net gain on the repayment of our loan investment in 666 Fifth Avenue Office Condominium	(7,308)	—	(7,308)	—
FFO from discontinued operations and sold properties (primarily related to JBG SMITH Properties operating results and transaction costs through July 17, 2017 spin-off)	(1,152)	38,771	(3,297)	(68,843)
Our share of FFO from real estate fund investments (excluding our $4,252 share of One Park Avenue potential additional transfer taxes and reduction in carried interest for the nine months ended September 30, 2018)	748	7,794	(617)	11,333
Impairment loss on investment in PREIT	—	44,465	—	44,465
Net gain resulting from UE operating partnership unit issuances	—	(5,200)	—	(21,100)
Our share of potential additional New York City transfer taxes based on a Tax Tribunal interpretation which Vornado is appealing	—	—	23,503	—
Preferred share issuance costs	—	—	14,486	—
Net gain on repayment of our Suffolk Downs JV debt investments	—	—	—	(11,373)
Other	3,071	4,701	2,751	3,986
	3,325	90,531	56,120	(41,532)
Noncontrolling interests' share of above adjustments	(206)	(5,583)	(3,514)	2,579
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$3,119	$84,948	$52,606	$(38,953)

Overview - continued

Vornado Realty Trust and Vornado Realty L.P.

Same Store Net Operating Income (“NOI”) At Share

The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York(1)	theMART		555 California Street
Same store NOI at share % increase (decrease):
Three months ended September 30, 2018 compared to September 30, 2017	0.9%	0.6%	(3.8)%		17.2%
Nine months ended September 30, 2018 compared to September 30, 2017	3.3%	3.0%	1.6%		14.3%
Three months ended September 30, 2018 compared to June 30, 2018	(0.4)%	0.6%	(9.8)%	(2)	(1.2)%

Same store NOI at share - cash basis % increase (decrease):
Three months ended September 30, 2018 compared to September 30, 2017	4.3%	3.9%	2.2%		19.9%
Nine months ended September 30, 2018 compared to September 30, 2017	5.9%	5.2%	7.6%		19.0%
Three months ended September 30, 2018 compared to June 30, 2018	0.9%	2.0%	(6.7)%	(2)	(5.4)%
____________________

		Increase
(1)	Excluding Hotel Pennsylvania, same store NOI at share % increase:
	Three months ended September 30, 2018 compared to September 30, 2017	1.0%
	Nine months ended September 30, 2018 compared to September 30, 2017	3.1%
	Three months ended September 30, 2018 compared to June 30, 2018	1.0%

	Excluding Hotel Pennsylvania, same store NOI at share - cash basis % increase:
	Three months ended September 30, 2018 compared to September 30, 2017	4.3%
	Nine months ended September 30, 2018 compared to September 30, 2017	5.3%
	Three months ended September 30, 2018 compared to June 30, 2018	2.5%

(2) Excluding tradeshows which are seasonal, same store NOI at share decreased by 4.4% and same store NOI at share - cash basis decreased by 0.3%.

Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Acquisitions

On February 9, 2018, we acquired 537 West 26th Street, a 14,000 square foot commercial property adjacent to our 260 Eleventh Avenue office property, and 55,000 square feet of additional zoning air rights for $44,000,000.

On July 30, 2012, we entered into a lease with Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”), under which we redeveloped the retail and signage components of the Marriott Times Square Hotel. We accounted for this lease as a “capital lease” and recorded a $240,000,000 capital lease asset and liability. On September 21, 2018, we acquired the retail condominium from Host for $442,000,000 (inclusive of the $240,000,000 capital lease liability). The original lease transaction provided that we would become the 100% owner through a put/call arrangement, based on a pre-negotiated formula. This transaction satisfies the put/call arrangement. Our 100% fee interest includes 45,000 square feet of retail, the 1,611 seat Marquis Theater and the largest digital sign in New York with a 330 linear foot, 25,000 square foot display.

Dispositions

On January 17, 2018, Vornado Capital Partners Real Estate Fund (the “Fund”) completed the sale of the retail condominium at 11 East 68th Street, a property located on Madison Avenue and 68th Street, for $82,000,000. From the inception of this investment through its disposition, the Fund realized a $46,259,000 net gain.

On June 21, 2018, we completed the $45,000,000 sale of 27 Washington Square North, which resulted in a net gain of $23,559,000 which is included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income. We acquired the property in December 2015 for $20,000,000.

666 Fifth Avenue Office Condominium

On August 3, 2018, we completed the sale of our 49.5% interests in the 666 Fifth Avenue Office Condominium. We received net proceeds of $120,000,000 and recognized a financial statement gain of $134,032,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three and nine months ended September 30, 2018. The gain for tax purposes was approximately $244,000,000. We continue to own all of the 666 Fifth Avenue Retail Condominium encompassing the Uniqlo, Tissot and Hollister stores with 125 linear feet of frontage on Fifth Avenue between 52nd and 53rd Street.

Concurrently with the sale of our interests, the existing mortgage loan on the property was repaid and we received net proceeds of $55,244,000 for the participation we held in the mortgage loan. We recognized a financial statement gain of $7,308,000, which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three and nine months ended September 30, 2018.

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

On April 19, 2018, the joint venture between the Fund and the Crowne Plaza Joint Venture completed a $255,000,000 refinancing of the Crowne Plaza Times Square Hotel. The interest-only loan is at LIBOR plus 3.51% (5.66% at September 30, 2018) and matures in May 2020 with three one-year extension options. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The Crowne Plaza Times Square Hotel was previously encumbered by a $310,000,000 interest-only mortgage at LIBOR plus 2.80%, which was scheduled to mature in December 2018.

Overview - continued

Financings - continued

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

On August 9, 2018, we completed a $120,000,000 refinancing of 4 Union Square South, a 206,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.40% (3.50% as of September 30, 2018) and matures in 2025, as extended. The property was previously encumbered by a $113,000,000 mortgage at LIBOR plus 2.15%, which was scheduled to mature in 2019.

On October 26, 2018, we extended our $750,000,000 unsecured term loan from October 2020 to February 2024. The interest rate on the extended unsecured term loan was lowered from LIBOR plus 1.15% to LIBOR plus 1.00% (3.30% as of October 26, 2018).

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2018, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, described in Note 3 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

(Square feet in thousands)	New York
	Office	Retail		theMART	555 California Street
Three Months Ended September 30, 2018
Total square feet leased	312	104		28	160
Our share of square feet leased:	308	99		28	112
Initial rent(1)	$67.35	$135.05		$57.92	$91.16
Weighted average lease term (years)	9.5	5.7		7.4	12.1
Second generation relet space:
Square feet	203	95		23	33
GAAP basis:
Straight-line rent(2)	$68.30	$153.36		$60.71	$108.36
Prior straight-line rent	$53.99	$255.72		$53.06	$83.08
Percentage increase (decrease)	26.5%	(40.0)%	(3)	14.4%	30.4%
Cash basis:
Initial rent(1)	$68.00	$130.39		$58.53	$97.84
Prior escalated rent	$60.80	$95.69		$57.45	$88.66
Percentage increase	11.8%	36.3%		1.9%	10.4%

Tenant improvements and leasing commissions:
Per square foot	$90.48	$18.48		$21.55	$101.81
Per square foot per annum	$9.52	$3.24		$2.91	$8.41
Percentage of initial rent	14.1%	2.4%		5.0%	9.2%
____________________
See notes on the following page

Overview - continued

Leasing Activity - continued

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Nine Months Ended September 30, 2018
Total square feet leased	1,348	229	197	249
Our share of square feet leased:	1,212	219	197	174
Initial rent(1)	$81.11	$168.10	$51.78	$89.28
Weighted average lease term (years)	10.3	5.3	5.9	10.3
Second generation relet space:
Square feet	990	209	186	62
GAAP basis:
Straight-line rent(2)	$86.62	$178.46	$52.32	$104.06
Prior straight-line rent	$60.21	$233.31	$41.88	$77.46
Percentage increase (decrease)	43.9%	(23.5)%	24.9%	34.3%
Cash basis:
Initial rent(1)	$83.54	$163.02	$51.69	$97.28
Prior escalated rent	$63.94	$164.76	$44.65	$85.77
Percentage increase (decrease)	30.7%	(1.1)%	15.8%	13.4%

Tenant improvements and leasing commissions:
Per square foot	$97.49	$52.48	$19.61	$94.98
Per square foot per annum	$9.47	$9.90	$3.32	$9.22
Percentage of initial rent	11.7%	5.9%	6.4%	10.3%
___________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

(3)	The decrease results from an accounting adjustment at acquisition of the property in 2015 under which we marked the rent up to market.

Overview - continued

Square Footage (in service) and Occupancy as of September 30, 2018

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	20,175	16,898	97.3%
Retail (includes retail properties that are in the base of our office properties)	71	2,671	2,423	96.6%
Residential - 1,687 units	10	1,533	800	96.7%
Alexander's, including 312 residential units	7	2,437	790	99.3%
Hotel Pennsylvania	1	1,400	1,400
		28,216	22,311	97.3%
Other:
theMART	3	3,694	3,685	95.5%
555 California Street	3	1,741	1,219	99.4%
Other	10	2,522	1,187	93.5%
		7,957	6,091

Total square feet as of September 30, 2018		36,173	28,402

Square Footage (in service) and Occupancy as of December 31, 2017

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	20,256	16,982	97.1%
Retail (includes retail properties that are in the base of our office properties)	71	2,720	2,471	96.9%
Residential - 1,671 units	10	1,533	800	97.3%
Alexander's, including 312 residential units	7	2,437	790	99.3%
Hotel Pennsylvania	1	1,400	1,400
		28,346	22,443	97.2%
Other:
theMART	3	3,689	3,680	98.6%
555 California Street	3	1,741	1,219	94.2%
Other	11	2,525	1,188	93.6%
		7,955	6,087

Total square feet as of December 31, 2017		36,301	28,530

Net Operating Income At Share by Segment for the Three Months Ended September 30, 2018 and 2017

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

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$542,048	$462,446	$79,602
Operating expenses	235,575	200,949	34,626
NOI - consolidated	306,473	261,497	44,976
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,943)	(11,348)	(5,595)
Add: Our share of NOI from partially owned entities	60,094	47,179	12,915
NOI at share	349,624	297,328	52,296
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,743)	(9,125)	382
NOI at share - cash basis	$340,881	$288,203	$52,678

(Amounts in thousands)	For the Three Months Ended September 30, 2017
	Total	New York	Other
Total revenues	$528,755	$453,609	$75,146
Operating expenses	225,226	192,430	32,796
NOI - consolidated	303,529	261,179	42,350
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,171)	(11,464)	(4,707)
Add: Our share of NOI from partially owned entities	66,876	48,779	18,097
NOI at share	354,234	298,494	55,740
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(22,307)	(21,092)	(1,215)
NOI at share - cash basis	$331,927	$277,402	$54,525

Net Operating Income At Share by Segment for the Three Months Ended September 30, 2018 and 2017 - continued

The elements of our New York and Other NOI at share for the three months ended September 30, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2018	2017
New York:
Office	$184,146	$185,169
Retail	92,858	90,088
Residential	5,202	5,981
Alexander's	10,626	11,937
Hotel Pennsylvania	4,496	5,319
Total New York	297,328	298,494

Other:
theMART	25,257	26,019
555 California Street	13,515	11,519
Other investments(1)	13,524	18,202
Total Other	52,296	55,740

NOI at share	$349,624	$354,234
___________________

(1)	The three months ended September 30, 2018 and 2017 includes $1,737 and $4,875, respectively, from 666 Fifth Avenue Office Condominium (sold on August 3, 2018).

The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2018	2017
New York:
Office	$181,575	$172,741
Retail	84,976	81,612
Residential	5,358	5,417
Alexander's	11,774	12,280
Hotel Pennsylvania	4,520	5,352
Total New York	288,203	277,402

Other:
theMART	26,234	25,417
555 California Street	13,070	10,889
Other investments(1)	13,374	18,219
Total Other	52,678	54,525

NOI at share - cash basis	$340,881	$331,927
___________________

(1)	The three months ended September 30, 2018 and 2017 includes $1,704 and $5,036, respectively, from 666 Fifth Avenue Office Condominium (sold on August 3, 2018).

Reconciliation of Net Income to Net Operating Income At Share for the Three Months Ended September 30, 2018 and 2017

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30,
	2018	2017
Net income (loss)	$219,162	$(10,754)

Deduct:
(Income) loss from partially owned entities	(7,206)	41,801
Loss from real estate fund investments	190	6,308
Interest and other investment income, net	(2,893)	(7,331)
Net gains on disposition of wholly owned and partially owned assets	(141,269)	—
(Income) loss from discontinued operations	(61)	47,930
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,943)	(16,171)

Add:
Depreciation and amortization expense	113,169	104,972
General and administrative expense	31,977	34,286
Transaction related costs and other	2,510	61
Our share of NOI from partially owned entities	60,094	66,876
Interest and debt expense	88,951	85,068
Income tax expense	1,943	1,188
NOI at share	349,624	354,234
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,743)	(22,307)
NOI at share - cash basis	$340,881	$331,927

NOI At Share by Region

Below is a summary of the percentages of NOI at share by geographic region for the three months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,
	2018	2017
Region:
New York City metropolitan area	88%	88%
Chicago, IL	8%	8%
San Francisco, CA	4%	4%
	100%	100%

Results of Operations – Three Months Ended September 30, 2018 Compared to September 30, 2017

Revenues
Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $542,048,000 for the three months ended September 30, 2018 compared to $528,755,000 for the prior year’s quarter, an increase of $13,293,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$(1,638)	$(1,638)	$—
Development and redevelopment	(946)	(1,021)	75
Hotel Pennsylvania	629	629	—
Trade shows	596	—	596
Same store operations	6,857	2,919	3,938
	5,498	889	4,609
Tenant expense reimbursements:
Acquisitions, dispositions and other	3	3	—
Development and redevelopment	—	(218)	218
Same store operations	2,983	3,288	(305)
	2,986	3,073	(87)
Fee and other income:
BMS cleaning fees	2,444	3,173	(729)	(1)
Management and leasing fees	2,404	2,338	66
Lease termination fees	(635)	(926)	291
Other income	596	290	306
	4,809	4,875	(66)

Total increase in revenues	$13,293	$8,837	$4,456
___________________

(1)	Represents the change of the elimination of intercompany fees from the New York segment upon consolidation.

Results of Operations – Three Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs and other, were $385,092,000 for the three months ended September 30, 2018, compared to $366,520,000 for the prior year’s quarter, an increase of $18,572,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$81		$81	$—
Development and redevelopment	283		213	70
Non-reimbursable expenses, including bad debt reserves	(4,327)		(4,246)	(81)
Hotel Pennsylvania	1,409		1,409	—
Trade shows	237		—	237
BMS expenses	2,213		3,004	(791)	(1)
Same store operations	10,453		8,058	2,395
	10,349		8,519	1,830
Depreciation and amortization:
Acquisitions, dispositions and other	(28)		(28)	—
Development and redevelopment	2,086		2,089	(3)
Same store operations	6,139		5,829	310
	8,197		7,890	307

General and administrative	(2,309)	(2)	(253)	(2,056)

Expense from deferred compensation plan liability	(114)		—	(114)

Transaction related costs and other	2,449		—	2,449

Total increase in expenses	$18,572		$16,156	$2,416
___________________

(1)	Represents the change of the elimination of intercompany fees from the New York segment upon consolidation.

(2)	This decrease is primarily from higher capitalized leasing and development payroll in 2018.

Income (Loss) from Partially Owned Entities

Below are the components of income (loss) from partially owned entities for the three months ended September 30, 2018 and 2017.

(Amounts in thousands)	Ownership Percentage at September 30, 2018	For the Three Months Ended September 30,
		2018	2017
Our share of net income (loss):
Alexander's(1)	32.4%	$5,427	$7,845
UE(2)	4.5%	2,763	6,008
Partially owned office buildings(3)	Various	735	(967)
PREIT(4)	7.9%	(616)	(49,748)
Other investments(5)	Various	(1,103)	(4,939)
		$7,206	$(41,801)
____________________

(1)
2018 includes our $1,085 share of a non-cash straight-line rent write-off adjustment related to Sears Roebuck and Co. ("Sears") which filed for Chapter 11 bankruptcy relief and our $518 share of Alexander’s litigation expense due to a settlement.

(2)	2017 includes a $5,200 net gain resulting from UE operating partnership unit issuances.

(3)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others.

(4)	2017 includes a $44,465 non-cash impairment loss.

(5)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018) and others.

Results of Operations – Three Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the three months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30,
	2018	2017
Net investment income	$3,093	$6,028
Net unrealized loss on held investments	(3,283)	(11,220)
Net realized gain on exited investments	—	35,620
Previously recorded unrealized gain on exited investment	—	(36,736)
Loss from real estate fund investments	(190)	(6,308)
Less income attributable to noncontrolling interests in consolidated subsidiaries	(558)	(1,486)
Loss from real estate fund investments attributable to the Operating Partnership	(748)	(7,794)
Less loss attributable to noncontrolling interests in the Operating Partnership	46	485
Loss from real estate fund investments attributable to Vornado	$(702)	$(7,309)

Interest and Other Investment Income, net

Below are the components of interest and other investment income, net for the three months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30,
	2018	2017
Decrease in fair value of marketable securities(1)	$(7,699)	$—
Interest on cash and cash equivalents and restricted cash	4,306	1,636
Dividends on marketable securities	3,354	3,309
Interest on loans receivable(2)	2,004	754
Other, net	928	1,632
	$2,893	$7,331
____________________

(1)
On January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “accumulated other comprehensive income” on our consolidated balance sheets.

(2)	2018 includes $1,250 of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.

Interest and Debt Expense

Interest and debt expense was $88,951,000 for the three months ended September 30, 2018, compared to $85,068,000 in the prior year’s quarter, an increase of $3,883,000. This increase was primarily due to (i) $6,106,000 of higher interest expense resulting from higher average interest rates on our variable rate loans, and (ii) $3,281,000 of higher interest expense on our $750,000,000 delayed draw term loan which was fully drawn in October 2017, partially offset by (iii) $5,654,000 higher capitalized interest and debt expense.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets

Net gains on disposition of wholly owned and partially owned assets for the three months ended September 30, 2018 were $141,269,000, primarily due to a $134,032,000 net gain on the sale of our 49.5% interests in 666 Fifth Avenue Office Condominium and a $7,308,000 net gain from the repayment of our interest in the mortgage loan on 666 Fifth Avenue Office Condominium.

Income Tax Expense

Income tax expense for the three months ended September 30, 2018 was $1,943,000 compared to $1,188,000 for the prior year’s quarter, an increase of $755,000.

Results of Operations – Three Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Income (Loss) from Discontinued Operations

We have reclassified the revenues and expenses of our former Washington, DC segment which was spun off on July 17, 2017 and other related retail assets that were sold to “income (loss) from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying financial statements. The table below sets forth the combined results of operations of assets related to discontinued operations for the three months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Three Months Ended September 30,
	2018	2017
Total revenues	$174	$25,747
Total expenses	113	21,708
	61	4,039
JBG SMITH Properties ("JBGS") spin-off transaction costs	—	(53,581)
Additional net gains on sale of real estate	—	1,530
Income from partially-owned entities	—	93
Pretax income (loss) from discontinued operations	61	(47,919)
Income tax expense	—	(11)
Income (loss) from discontinued operations	$61	$(47,930)

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $3,312,000 for the three months ended September 30, 2018, compared to $4,022,000 for the prior year’s quarter, a decrease in income of $710,000. This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Net (Income) Loss Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $12,671,000 for the three months ended September 30, 2018, compared to a net loss of $1,878,000 for the prior year’s quarter, an increase in income of $14,549,000. This increase resulted primarily from higher net income subject to allocation to Class A unitholders.

Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $12,534,000 for the three months ended September 30, 2018, compared to $16,128,000 for the prior year’s quarter, a decrease of $3,594,000. The decrease is comprised of $7,788,000 of savings from the redemption of all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares in January 2018, partially offset by a $4,194,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred shares in December 2017.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $12,582,000 for the three months ended September 30, 2018, compared to $16,176,000 for the prior year’s quarter, a decrease of $3,594,000. The decrease is comprised of $7,788,000 of savings from the redemption of all the outstanding 6.625% Series G and Series I cumulative redeemable preferred units in January 2018, partially offset by a $4,194,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred units in December 2017.

Results of Operations – Three Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Same Store Net Operating Income At Share
Same store NOI at share represents NOI at share from property operations which are owned by us and in service in both the current and prior year reporting periods. Same store NOI at share - cash basis is NOI at share from operations before straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments which are owned by us and in service in both the current and prior year reporting periods. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers. Same store NOI at share and same store NOI at share - cash basis should not be considered as an alternative to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.

Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2018 compared to September 30, 2017.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended September 30, 2018	$349,624	$297,328		$25,257	$13,515	$13,524
Less NOI at share from:
Acquisitions	(260)	(260)		—	—	—
Development properties	(12,655)	(12,641)		—	(14)	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	1,581	1,800		(219)	—	—
Other non-operating income, net	(14,102)	(578)		—	—	(13,524)
Same store NOI at share for the three months ended September 30, 2018	$324,188	$285,649		$25,038	$13,501	$—

NOI at share for the three months ended September 30, 2017	$354,234	$298,494		$26,019	$11,519	$18,202
Less NOI at share from:
Dispositions	(232)	(232)		—	—	—
Development properties	(12,598)	(12,598)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	(1,169)	(1,169)		—	—	—
Other non-operating income, net	(18,874)	(672)		—	—	(18,202)
Same store NOI at share for the three months ended September 30, 2017	$321,361	$283,823		$26,019	$11,519	$—

Increase (decrease) in same store NOI at share for the three months ended September 30, 2018 compared to September 30, 2017	$2,827	$1,826		$(981)	$1,982	$—

% increase (decrease) in same store NOI at share	0.9%	0.6%	(1)	(3.8)%	17.2%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 1.0%.

Results of Operations – Three Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2018 compared to September 30, 2017.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2018	$340,881	$288,203		$26,234	$13,070	$13,374
Less NOI at share - cash basis from:
Acquisitions	(259)	(259)		—	—	—
Development properties	(13,433)	(13,419)		—	(14)	—
Lease termination income	(318)	(58)		(260)	—	—
Other non-operating income, net	(13,954)	(580)		—	—	(13,374)
Same store NOI at share - cash basis for the three months ended September 30, 2018	$312,917	$273,887		$25,974	$13,056	$—

NOI at share - cash basis for the three months ended September 30, 2017	$331,927	$277,402		$25,417	$10,889	$18,219
Less NOI at share - cash basis from:
Dispositions	(115)	(115)		—	—	—
Development properties	(12,674)	(12,674)		—	—	—
Lease termination income	(285)	(285)		—	—	—
Other non-operating income, net	(18,936)	(717)		—	—	(18,219)
Same store NOI at share - cash basis for the three months ended September 30, 2017	$299,917	$263,611		$25,417	$10,889	$—

Increase in same store NOI at share - cash basis for the three months ended September 30, 2018 compared to September 30, 2017	$13,000	$10,276		$557	$2,167	$—

% increase in same store NOI at share - cash basis	4.3%	3.9%	(1)	2.2%	19.9%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 4.3%.

Net Operating Income At Share by Segment for the Nine Months Ended September 30, 2018 and 2017

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

Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Nine Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$1,620,303	$1,369,482	$250,821
Operating expenses	709,158	599,768	109,390
NOI - consolidated	911,145	769,714	141,431
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,415)	(34,653)	(16,762)
Add: Our share of NOI from partially owned entities	193,359	146,730	46,629
NOI at share	1,053,089	881,791	171,298
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(39,172)	(39,161)	(11)
NOI at share - cash basis	$1,013,917	$842,630	$171,287

(Amounts in thousands)	For the Nine Months Ended September 30, 2017
	Total	New York	Other
Total revenues	$1,547,900	$1,316,710	$231,190
Operating expenses	661,585	561,249	100,336
NOI - consolidated	886,315	755,461	130,854
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(48,778)	(34,251)	(14,527)
Add: Our share of NOI from partially owned entities	199,989	140,627	59,362
NOI at share	1,037,526	861,837	175,689
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(65,263)	(57,761)	(7,502)
NOI at share - cash basis	$972,263	$804,076	$168,187

Net Operating Income At Share by Segment for the Nine Months Ended September 30, 2018 and 2017 - continued

The elements of our New York and Other NOI at share for the nine months ended September 30, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
New York:
Office	$556,169	$531,702
Retail	267,876	269,091
Residential	17,681	18,450
Alexander's	34,110	35,646
Hotel Pennsylvania	5,955	6,948
Total New York	881,791	861,837

Other:
theMART	79,948	78,090
555 California Street	40,686	35,585
Other investments(1)	50,664	62,014
Total Other	171,298	175,689

NOI at share	$1,053,089	$1,037,526
___________________

(1)	The nine months ended September 30, 2018 and 2017 includes $12,145 and $15,203, respectively, from 666 Fifth Avenue Office Condominium (sold on August 3, 2018).

The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2018 and 2017 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
New York:
Office	$540,484	$503,052
Retail	243,704	240,998
Residential	16,420	16,301
Alexander's	35,911	36,679
Hotel Pennsylvania	6,111	7,046
Total New York	842,630	804,076

Other:
theMART	81,312	74,846
555 California Street	39,704	33,365
Other investments(1)	50,271	59,976
Total Other	171,287	168,187

NOI at share - cash basis	$1,013,917	$972,263
___________________

(1)	The nine months ended September 30, 2018 and 2017 includes $12,025 and $15,494, respectively, from 666 Fifth Avenue Office Condominium (sold on August 3, 2018).

Reconciliation of Net Income to Net Operating Income At Share for the Nine Months Ended September 30, 2018 and 2017

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Net income	$324,782	$210,577

Deduct:
Income from partially owned entities	(6,059)	(5,578)
Loss from real estate fund investments	37,973	1,649
Interest and other investment income, net	(9,401)	(22,567)
Net gains on disposition of wholly owned and partially owned assets	(164,828)	(501)
(Income) loss from discontinued operations	(381)	14,501
NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,415)	(48,778)

Add:
Depreciation and amortization expense	333,701	315,223
General and administrative expense	108,937	115,866
Transaction related costs and other	16,683	1,073
Our share of NOI from partially owned entities	193,359	199,989
Interest and debt expense	264,774	252,581
Income tax expense	4,964	3,491
NOI at share	1,053,089	1,037,526
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(39,172)	(65,263)
NOI at share - cash basis	$1,013,917	$972,263
NOI At Share by Region

Below is a summary of the percentages of NOI at share by geographic region for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended September 30,
	2018	2017
Region:
New York City metropolitan area	88%	88%
Chicago, IL	8%	8%
San Francisco, CA	4%	4%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2018 Compared to September 30, 2017

Revenues
Our revenues, which consist of property rentals, tenant expense reimbursements, and fee and other income, were $1,620,303,000 for the nine months ended September 30, 2018, compared to $1,547,900,000 for the prior year’s nine months, an increase of $72,403,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York		Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$(226)	$(226)		$—
Development and redevelopment	(3,163)	(3,482)		319
Hotel Pennsylvania	4,153	4,153		—
Trade shows	1,986	—		1,986
Same store operations	43,918	32,172		11,746
	46,668	32,617		14,051
Tenant expense reimbursements:
Acquisitions, dispositions and other	29	29		—
Development and redevelopment	421	2		419
Same store operations	10,468	9,202		1,266
	10,918	9,233		1,685
Fee and other income:
BMS cleaning fees	12,170	13,993	(1)	(1,823)	(2)
Management and leasing fees	2,823	2,791		32
Lease termination fees	(4,442)	(5,007)		565
Other income	4,266	(855)		5,121
	14,817	10,922		3,895

Total increase in revenues	$72,403	$52,772		$19,631
___________________

(1)	Includes $5,160 related to services provided to JBGS.

(2)	Represents the change of the elimination of intercompany fees from the New York segment upon consolidation.

Results of Operations – Nine Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs and other, were $1,172,013,000 for the nine months ended September 30, 2018, compared to $1,098,980,000 for the prior year’s nine months, an increase of $73,033,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$823		$823		$—
Development and redevelopment	212		(1,109)		1,321
Non-reimbursable expenses, including bad debt reserves	369		288		81
Hotel Pennsylvania	5,086		5,086		—
Trade shows	917		—		917
BMS expenses	9,711		11,535	(1)	(1,824)	(2)
Same store operations	30,455		21,896		8,559
	47,573		38,519		9,054
Depreciation and amortization:
Acquisitions, dispositions and other	314		314		—
Development and redevelopment	7,011		6,949		62
Same store operations	11,153		7,701		3,452
	18,478		14,964		3,514

General and administrative	(6,929)	(3)	(1,155)		(5,774)

Expense from deferred compensation plan liability	(1,699)		—		(1,699)

Transaction related costs and other	15,610		13,103	(4)	2,507

Total increase in expenses	$73,033		$65,431		$7,602
____________________

(1)	This increase is primarily the result of services provided to JBGS.

(2)	Represents the change of the elimination of intercompany fees from the New York segment upon consolidation.

(3)	This decrease is primarily from higher capitalized leasing and development payroll in 2018.

(4)	Potential additional New York City real property transfer tax (“Transfer Tax”) related to the December 2012 acquisition of Independence Plaza.

Results of Operations – Nine Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Income from Partially Owned Entities

Below are the components of income from partially owned entities for the nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	Percentage Ownership at September 30, 2018	For the Nine Months Ended September 30,
		2018	2017
Our share of net income (loss):
Alexander's(1)	32.4%	$10,593	$24,443
UE(2)	4.5%	3,234	26,311
PREIT(3)	7.9%	(2,113)	(53,480)
Partially owned office buildings/land(4)	Various	(1,546)	79
Other investments(5)	Various	(4,109)	8,225
		$6,059	$5,578
____________________

(1)
2018 includes our $7,708 share of Alexander’s potential additional Transfer Tax, our $3,162 share of higher interest expense due to an increase in average LIBOR and higher average mortgage balances due to a refinancing, our $1,802 share of expense related to the change in fair value of marketable securities held by Alexander’s, our $1,085 share of a non-cash straight-line rent write-off adjustment related to Sears which filed for Chapter 11 bankruptcy relief and our $518 share of Alexander’s litigation expense due to a settlement.

(2)	2017 includes a $21,100 net gain resulting from UE operating partnership unit issuances.

(3)	2017 includes a $44,465 non-cash impairment loss.

(4)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others. 2018 includes our $4,978 share of potential additional Transfer Tax related to the March 2011 acquisition of One Park Avenue.

(5)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018) and others. In 2017, we recognized $26,687 of net gains comprised of $15,314 representing our share of a net gain on the sale of Suffolk Downs and $11,373 representing the net gain on repayment of our debt investments in Suffolk Downs JV.

Loss from Real Estate Fund Investments

Below are the components of the loss from our real estate fund investments for the nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Net investment income	$6,366	$16,888
Net unrealized loss on held investments	(32,796)	(28,860)
Net realized (loss) gain on exited investments	(913)	35,861
Previously recorded unrealized gain on exited investment	—	(25,538)
Transfer Tax	(10,630)	—
Loss from real estate fund investments	(37,973)	(1,649)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	34,338	(9,684)
Loss from real estate fund investments attributable to the Operating Partnership (2018 includes $4,252 of loss related to One Park Avenue potential additional transfer taxes and reduction in carried interest)	(3,635)	(11,333)
Less loss attributable to noncontrolling interests in the Operating Partnership	224	706
Loss from real estate fund investments attributable to Vornado	$(3,411)	$(10,627)

Results of Operations – Nine Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Interest and Other Investment Income, net

Below are the components of interest and other investment income, net for the nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Decrease in fair value of marketable securities(1)	$(24,801)	$—
Interest on cash and cash equivalents and restricted cash	12,370	4,264
Dividends on marketable securities	10,060	9,923
Interest on loans receivable(2)	8,952	3,599
Other, net	2,820	4,781
	$9,401	$22,567
____________________

(1)
On January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Previously, changes in the fair value of marketable securities were recognized in “accumulated other comprehensive income” on our consolidated balance sheets.

(2)	2018 includes $6,707 of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.

Interest and Debt Expense

Interest and debt expense was $264,774,000 for the nine months ended September 30, 2018, compared to $252,581,000 for the prior year’s nine months, an increase of $12,193,000. This increase was primarily due to (i) $17,611,000 of higher interest expense resulting from higher average interest rates on our variable rate loans, and (ii) $8,719,000 of higher interest expense on our $750,000,000 delayed draw term loan which was fully drawn in October 2017, partially offset by (iii) $14,739,000 higher capitalized interest and debt expense.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets

Net gains on disposition of wholly owned and partially owned assets for the nine months ended September 30, 2018 were $164,828,000 compared to $501,000 for the prior years' nine months, an increase of $164,327,000. This increase was primarily due to a $134,032,000 net gain on the sale of our 49.5% interests in 666 Fifth Avenue Office Condominium, $23,559,000 net gain on sale of 27 Washington Square North and a $7,308,000 net gain from the repayment of our interest on the mortgage loan on 666 Fifth Avenue Office Condominium.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2018 was $4,964,000 compared to $3,491,000 for the prior year’s nine months, an increase of $1,473,000. This increase is primarily due to higher New York City Unincorporated Business Tax.

Income (Loss) from Discontinued Operations
We have reclassified the revenues and expenses of our former Washington, DC segment which was spun off on July 17, 2017 and other related retail assets that were sold to “income (loss) from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all periods presented in the accompanying financial statements. The table below sets forth the combined results of operations of assets related to discontinued operations for the nine months ended September 30, 2018 and 2017.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2018	2017
Total revenues	$867	$260,969
Total expenses	1,104	211,930
	(237)	49,039
Additional net gains on sale of real estate	618	3,797
JBGS spin-off transaction costs	—	(67,045)
Income from partially-owned entities	—	435
Pretax income (loss) from discontinued operations	381	(13,774)
Income tax expense	—	(727)
Income (loss) from discontinued operations	$381	$(14,501)

Results of Operations – Nine Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net loss attributable to noncontrolling interests in consolidated subsidiaries was $31,137,000 for the nine months ended September 30, 2018, compared to income of $18,436,000 for the prior year’s quarter, a decrease in income of $49,573,000. This decrease resulted primarily from the allocation of net loss to the noncontrolling interests of our real estate fund investments.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $18,992,000 for the nine months ended September 30, 2018, compared to $9,057,000 for the prior year’s nine months, an increase of $9,935,000. The increase resulted primarily from higher net income subject to allocation to Class A unitholders.

Preferred Share Dividends of Vornado Realty Trust

Preferred share dividends were $38,103,000 for the nine months ended September 30, 2018, compared to $48,386,000 for the prior year’s nine months, a decrease of $10,283,000. The decrease is comprised of $22,863,000 of savings from the redemption of all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares in January 2018, partially offset by a $12,580,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred shares in December 2017.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $38,248,000 for the nine months ended September 30, 2018, compared to $48,531,000 for the prior year’s nine months, a decrease of $10,283,000. The decrease is comprised of $22,863,000 of savings from the redemption of all the outstanding 6.625% Series G and Series I cumulative redeemable preferred units in January 2018, partially offset by a $12,580,000 increase due to the issuance of 5.25% Series M cumulative redeemable preferred units in December 2017.

Preferred Share/Unit Issuance Costs

Preferred share/unit issuance costs for the nine months ended September 30, 2018 were $14,486,000 representing the write-off of issuance costs upon the redemption of all the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares/units in January 2018.

Results of Operations – Nine Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2018 compared to September 30, 2017.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the nine months ended September 30, 2018	$1,053,089	$881,791		$79,948	$40,686	$50,664
Less NOI at share from:
Acquisitions	(1,198)	(1,049)		(149)	—	—
Dispositions	(370)	(370)		—	—	—
Development properties	(25,854)	(25,840)		—	(14)	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	2,396	2,657		(261)	—	—
Other non-operating income, net	(52,319)	(1,655)		—	—	(50,664)
Same store NOI at share for the nine months ended September 30, 2018	$975,744	$855,534		$79,538	$40,672	$—

NOI at share for the nine months ended September 30, 2017	$1,037,526	$861,837		$78,090	$35,585	$62,014
Less NOI at share from:
Acquisitions	36	(164)		200	—	—
Dispositions	(1,509)	(1,509)		—	—	—
Development properties	(24,518)	(24,518)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	(1,993)	(1,973)		(20)	—	—
Other non-operating income, net	(64,715)	(2,701)		—	—	(62,014)
Same store NOI at share for the nine months ended September 30, 2017	$944,827	$830,972		$78,270	$35,585	$—

Increase in same store NOI at share for the nine months ended September 30, 2018 compared to September 30, 2017	$30,917	$24,562		$1,268	$5,087	$—

% increase in same store NOI at share	3.3%	3.0%	(1)	1.6%	14.3%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 3.1%.

Results of Operations – Nine Months Ended September 30, 2018 Compared to September 30, 2017 - continued

Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2018 compared to September 30, 2017.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2018	$1,013,917	$842,630		$81,312	$39,704	$50,271
Less NOI at share - cash basis from:
Acquisitions	(899)	(750)		(149)	—	—
Dispositions	(306)	(306)		—	—	—
Development properties	(27,636)	(27,622)		—	(14)	—
Lease termination income	(1,541)	(1,119)		(422)	—	—
Other non-operating income, net	(51,925)	(1,654)		—	—	(50,271)
Same store NOI at share - cash basis for the nine months ended September 30, 2018	$931,610	$811,179		$80,741	$39,690	$—

NOI at share - cash basis for the nine months ended September 30, 2017	$972,263	$804,076		$74,846	$33,365	$59,976
Less NOI at share - cash basis from:
Acquisitions	137	(63)		200	—	—
Dispositions	(1,154)	(1,154)		—	—	—
Development properties	(24,534)	(24,534)		—	—	—
Lease termination income	(3,564)	(3,533)		(31)	—	—
Other non-operating income, net	(63,394)	(3,418)		—	—	(59,976)
Same store NOI at share - cash basis for the nine months ended September 30, 2017	$879,754	$771,374		$75,015	$33,365	$—

Increase in same store NOI at share - cash basis for the nine months ended September 30, 2018 compared to September 30, 2017	$51,856	$39,805		$5,726	$6,325	$—

% increase in same store NOI at share - cash basis	5.9%	5.2%	(1)	7.6%	19.0%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 5.3%.

SUPPLEMENTAL INFORMATION

Net Operating Income At Share by Segment for the Three Months Ended September 30, 2018 and June 30, 2018

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

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2018 and June 30, 2018.

(Amounts in thousands)	For the Three Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$542,048	$462,446	$79,602
Operating expenses	235,575	200,949	34,626
NOI - consolidated	306,473	261,497	44,976
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,943)	(11,348)	(5,595)
Add: Our share of NOI from partially owned entities	60,094	47,179	12,915
NOI at share	349,624	297,328	52,296
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,743)	(9,125)	382
NOI at share - cash basis	$340,881	$288,203	$52,678

(Amounts in thousands)	For the Three Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$541,818	$458,552	$83,266
Operating expenses	235,981	200,903	35,078
NOI - consolidated	305,837	257,649	48,188
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(11,560)	(5,600)
Add: Our share of NOI from partially owned entities	65,752	49,778	15,974
NOI at share	354,429	295,867	58,562
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(12,481)	(12,713)	232
NOI at share - cash basis	$341,948	$283,154	$58,794

SUPPLEMENTAL INFORMATION - CONTINUED

Net Operating Income At Share by Segment for the Three Months Ended September 30, 2018 and June 30, 2018 - continued

The elements of our New York and Other NOI at share for the three months ended September 30, 2018 and June 30, 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	September 30, 2018	June 30, 2018
New York:
Office	$184,146	$184,867
Retail	92,858	87,109
Residential	5,202	6,338
Alexander's	10,626	11,909
Hotel Pennsylvania	4,496	5,644
Total New York	297,328	295,867

Other:
theMART	25,257	27,816
555 California Street	13,515	13,660
Other investments(1)	13,524	17,086
Total Other	52,296	58,562

NOI at share	$349,624	$354,429
___________________

(1)	The three months ended September 30, 2018 and June 30, 2018 includes $1,737 and $5,135, respectively, from 666 Fifth Avenue Office Condominium (sold on August 3, 2018).

The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2018 and June 30, 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	September 30, 2018	June 30, 2018
New York:
Office	$181,575	$180,710
Retail	84,976	79,139
Residential	5,358	5,463
Alexander's	11,774	12,098
Hotel Pennsylvania	4,520	5,744
Total New York	288,203	283,154

Other:
theMART	26,234	27,999
555 California Street	13,070	13,808
Other investments(1)	13,374	16,987
Total Other	52,678	58,794

NOI at share - cash basis	$340,881	$341,948
___________________

(1)	The three months ended September 30, 2018 and June 30, 2018 includes $1,704 and $5,141, respectively, from 666 Fifth Avenue Office Condominium (sold on August 3, 2018).

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of Net Income to Net Operating Income At Share for the Three Months Ended September 30, 2018 and June 30, 2018

(Amounts in thousands)	For the Three Months Ended
	September 30, 2018	June 30, 2018
Net income	$219,162	$105,338

Deduct:
Income from partially owned entities	(7,206)	(8,757)
Loss from real estate fund investments	190	28,976
Interest and other investment income, net	(2,893)	(30,892)
Net gains on disposition of wholly owned and partially owned assets	(141,269)	(23,559)
Income from discontinued operations	(61)	(683)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,943)	(17,160)

Add:
Depreciation and amortization expense	113,169	111,846
General and administrative expense	31,977	34,427
Transaction related costs and other	2,510	1,017
Our share of NOI from partially owned entities	60,094	65,752
Interest and debt expense	88,951	87,657
Income tax expense	1,943	467
NOI at share	349,624	354,429
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,743)	(12,481)
NOI at share - cash basis	$340,881	$341,948

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended September 30, 2018 Compared to June 30, 2018

Same Store Net Operating Income At Share

Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2018 compared to June 30, 2018.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share for the three months ended September 30, 2018	$349,624	$297,328		$25,257		$13,515	$13,524
Less NOI at share from:
Acquisitions	(63)	(63)		—		—	—
Dispositions	—	—		—		—	—
Development properties	(12,655)	(12,641)		—		(14)	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	1,582	1,800		(218)		—	—
Other non-operating income, net	(14,103)	(579)		—		—	(13,524)
Same store NOI at share for the three months ended September 30, 2018	$324,385	$285,845		$25,039		$13,501	$—

NOI at share for the three months ended June 30, 2018	$354,429	$295,867		$27,816		$13,660	$17,086
Less NOI at share from:
Acquisitions	(3)	(3)		—		—	—
Dispositions	(309)	(309)		—		—	—
Development properties	(12,795)	(12,795)		—		—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	1,941	1,984		(43)		—	—
Other non-operating income, net	(17,583)	(497)		—		—	(17,086)
Same store NOI at share for the three months ended June 30, 2018	$325,680	$284,247		$27,773		$13,660	$—

(Decrease) increase in same store NOI at share for the three months ended September 30, 2018 compared to June 30, 2018	$(1,295)	$1,598		$(2,734)		$(159)	$—

% (decrease) increase in same store NOI at share	(0.4)%	0.6%	(1)	(9.8)%	(2)	(1.2)%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 1.0%.

(2)	Excluding tradeshows which are seasonal, same store NOI at share decreased by 4.4%.

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended September 30, 2018 Compared to June 30, 2018 - continued

Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2018 compared to June 30, 2018.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2018	$340,881	$288,203		$26,234		$13,070	$13,374
Less NOI at share - cash basis from:
Acquisitions	(63)	(63)		—		—	—
Dispositions	—	—		—		—	—
Development properties	(13,433)	(13,419)		—		(14)	—
Lease termination income	(318)	(58)		(260)		—	—
Other non-operating income, net	(13,953)	(579)		—		—	(13,374)
Same store NOI at share - cash basis for the three months ended September 30, 2018	$313,114	$274,084		$25,974		$13,056	$—

NOI at share - cash basis for the three months ended June 30, 2018	$341,948	$283,154		$27,999		$13,808	$16,987
Less NOI at share - cash basis from:
Acquisitions	(3)	(3)		—		—	—
Dispositions	(241)	(241)		—		—	—
Development properties	(13,688)	(13,688)		—		—	—
Lease termination income	(162)	—		(162)		—	—
Other non-operating income, net	(17,481)	(494)		—		—	(16,987)
Same store NOI at share - cash basis for the three months ended June 30, 2018	$310,373	$268,728		$27,837		$13,808	$—

Increase (decrease) in same store NOI at share - cash basis for the three months ended September 30, 2018 compared to June 30, 2018	$2,741	$5,356		$(1,863)		$(752)	$—

% increase (decrease) in same store NOI at share - cash basis	0.9%	2.0%	(1)	(6.7)%	(2)	(5.4)%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 2.5%.

(2)	Excluding tradeshows which are seasonal, same store NOI at share - cash basis decreased by 0.3%.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.

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

We expect to generate approximately $1 billion of after tax cash flow and net income resulting from the sales of 100% of the residential condominium units at 220 Central Park South. As of September 30, 2018, approximately 83% of the condominium units are under sales contracts, with closings scheduled through 2020.

We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

Our cash flow activities for the nine months ended September 30, 2018 and 2017 are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		Decrease in Cash Flow
	2018	2017
Net cash provided by operating activities	$488,038	$661,625	$(173,587)
Net cash used in investing activities	(652,306)	(54,295)	(598,011)
Net cash used in financing activities	(830,734)	(820,878)	(9,856)

Cash and cash equivalents and restricted cash was $919,810,000 at September 30, 2018, a $995,002,000 decrease from the balance at December 31, 2017.

Net cash provided by operating activities of $488,038,000 for the nine months ended September 30, 2018 was comprised of $634,912,000 of cash from operations, including distributions of income from partially owned entities of $61,782,000 and return of capital from real estate fund investments of $20,291,000, and a net decrease of $146,874,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

The following table details the cash used in investing activities for the nine months ended September 30, 2018 and 2017:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2018	2017
Acquisitions of real estate and other	$(500,225)	$(11,841)	$(488,384)
Development costs and construction in progress	(274,147)	(274,716)	569
Proceeds from sales of real estate and related investments	219,731	9,543	210,188
Additions to real estate	(163,546)	(207,759)	44,213
Distributions of capital from partially owned entities	98,609	347,776	(249,167)
Investments in partially owned entities	(32,728)	(33,578)	850
Repayment of JBGS loan receivable	—	115,630	(115,630)
Proceeds from repayments of mortgage loans receivable	—	650	(650)
Net cash used in investing activities	$(652,306)	$(54,295)	$(598,011)

Liquidity and Capital Resources - continued

Cash Flows for the Nine Months Ended September 30, 2018 and 2017 - continued

The following table details the cash used in financing activities for the nine months ended September 30, 2018 and 2017:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2018	2017
Redemption of preferred shares/units	$(470,000)	$—	$(470,000)
Dividends paid on common shares/Distributions to Vornado	(359,456)	(382,552)	23,096
Proceeds from borrowings	312,763	229,042	83,721
Repayments of borrowings	(264,482)	(177,109)	(87,373)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(63,110)	(48,329)	(14,781)
Contributions from noncontrolling interests in consolidated subsidiaries	59,924	1,044	58,880
Dividends paid on preferred shares/Distributions to preferred unitholders	(42,582)	(48,386)	5,804
Debt issuance costs	(7,451)	(2,944)	(4,507)
Proceeds received from exercise of Vornado stock options and other	5,262	25,011	(19,749)
Debt prepayment and extinguishment costs	(818)	—	(818)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(784)	(418)	(366)
Cash and cash equivalents and restricted cash included in the spin-off of JBGS ($275,000 plus The Bartlett financing proceeds less transaction costs and other mortgage items)	—	(416,237)	416,237
Net cash used in financing activities	$(830,734)	$(820,878)	$(9,856)

Capital Expenditures for the Nine Months Ended September 30, 2018

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

Below is a summary of amounts paid for capital expenditures and leasing commissions for the nine months ended September 30, 2018.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$66,167	$48,227	$10,232	$7,708
Tenant improvements	67,972	49,423	10,855	7,694
Leasing commissions	27,389	24,683	413	2,293
Recurring tenant improvements, leasing commissions and other capital expenditures	161,528	122,333	21,500	17,695
Non-recurring capital expenditures	28,882	20,579	82	8,221
Total capital expenditures and leasing commissions	$190,410	$142,912	$21,582	$25,916

Liquidity and Capital Resources - continued

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2018

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table on page 86.

We are constructing a residential condominium tower containing 397,000 salable square feet at 220 Central Park South. The development cost of this project (exclusive of land cost of $515.4 million) is estimated to be approximately $1.4 billion, of which $1.1 billion has been expended as of September 30, 2018.

We are developing a 173,000 square foot Class A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% interest). The development cost of this project is estimated to be approximately $130,000,000, of which our share is $71,500,000. As of September 30, 2018, $91,027,000 has been expended, of which our share is $50,065,000.

We are developing a 170,000 square foot office and retail building at 61 Ninth Avenue, located on the southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan (45.1% interest). The development cost of this project is estimated to be approximately $152,000,000, of which our share is $69,000,000. As of September 30, 2018, $128,537,000 has been expended, of which our share is $57,970,000.

We are developing a 34,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% interest). The development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of September 30, 2018, $46,614,000 has been expended, of which our share is $23,307,000.

A joint venture with the Related Companies (“Related”) in which we have a 50.1% ownership interest is redeveloping the historic Farley Post Office building which will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space. As of September 30, 2018, $339,427,000 has been expended, of which our share is $170,053,000. The joint venture has also entered into a development agreement with Empire State Development (“ESD”) and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
We are redeveloping a 64,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $46,000,000, of which our share is $32,000,000. As of September 30, 2018, $13,604,000 has been expended, of which our share is $9,523,000.

We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of September 30, 2018, $6,172,000 has been expended, of which our share is $3,086,000.

We are redeveloping One Penn Plaza, a 2,535,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be approximately $200,000,000, of which $6,253,000 has been expended as of September 30, 2018.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn Plaza District.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Liquidity and Capital Resources - continued

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2018 - continued

Below is a summary of amounts paid for development and redevelopment expenditures for the nine months ended September 30, 2018. These expenditures include interest and debt expense of $49,718,000, payroll of $7,996,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $32,969,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$204,727	$—	$—	$—	$204,727
606 Broadway	13,141	13,141	—	—	—
345 Montgomery Street	10,497	—	—	10,497	—
1535 Broadway (Marriott Marquis - retail and signage)	7,558	7,558	—	—	—
One Penn Plaza - renovation	3,901	3,901	—	—	—
Penn Plaza	3,561	3,561	—	—	—
Other	30,762	19,671	8,421	430	2,240
	$274,147	$47,832	$8,421	$10,927	$206,967

Liquidity and Capital Resources - continued

Capital Expenditures for the Nine Months Ended September 30, 2017

Below is a summary of amounts paid for capital expenditures and leasing commissions for the nine months ended September 30, 2017.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Expenditures to maintain assets	$89,423	$66,992	$7,460	$5,370	$9,601
Tenant improvements	98,573	54,079	7,653	20,250	16,591
Leasing commissions	26,365	16,227	1,507	1,329	7,302
Recurring tenant improvements, leasing commissions and other capital expenditures	214,361	137,298	16,620	26,949	33,494
Non-recurring capital expenditures	20,026	17,369	—	2,429	228
Total capital expenditures and leasing commissions	$234,387	$154,667	$16,620	$29,378	$33,722	(1)
__________

(1)
Effective July 17, 2017, the date of the spin-off of our Washington, DC segment, capital expenditures and leasing commissions of our former Washington, DC segment have been reclassified to the Other segment.

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2017

Below is a summary of amounts paid for development and redevelopment expenditures for the nine months ended September 30, 2017. These expenditures include interest and debt expense of $34,979,000, payroll of $4,334,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $20,906,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$196,063	$—	$—	$—	$196,063
606 Broadway	11,796	11,796	—	—	—
90 Park Avenue	6,831	6,831	—	—	—
Penn Plaza	6,303	6,303	—	—	—
345 Montgomery Street	4,053	—	—	4,053	—
304 Canal Street	3,627	3,627	—	—	—
Other	46,043	5,709	6,672	5,550	28,112	(1)
	$274,716	$34,266	$6,672	$9,603	$224,175
__________

(1)
Effective July 17, 2017, the date of the spin-off of our Washington, DC segment, capital expenditures and leasing commissions of our former Washington, DC segment have been reclassified to the Other segment.

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

Generally, our mortgage loans are non-recourse to us. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of September 30, 2018, the aggregate dollar amount of these guarantees and master leases is approximately $620,000,000.

As of September 30, 2018, $13,337,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As of September 30, 2018, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $19,000,000.

As of September 30, 2018, we have construction commitments aggregating approximately $295,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust

FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified non-cash items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 21 – Income (Loss) Per Share/Income (Loss) Per Class A Unit, in our consolidated financial statements on page 42 of this Quarterly Report on Form 10-Q.

FFO attributable to common shareholders plus assumed conversions was $182,516,000, or $0.95 per diluted share for the three months ended September 30, 2018, compared to $100,178,000, or $0.52 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $494,941,000, or $2.59 per diluted share for the nine months ended September 30, 2018, compared to $564,431,000, or $2.95 per diluted share, for the prior year’s nine months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of our net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$190,645	$(29,026)	$284,338	$134,698
Per diluted share	$1.00	$(0.15)	$1.49	$0.71

FFO adjustments:
Depreciation and amortization of real property	$105,015	$102,953	$309,024	$361,949
Net gains on sale of real estate	(133,961)	(1,530)	(158,138)	(3,797)
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	23,688	31,997	77,282	108,753
Net gains on sale of real estate	(3,421)	8	(3,998)	(17,184)
Real estate impairment losses	—	4,329	4	7,547
	(8,679)	137,757	224,174	457,268
Noncontrolling interests' share of above adjustments	535	(8,572)	(13,884)	(28,444)
FFO adjustments, net	$(8,144)	$129,185	$210,290	$428,824

FFO attributable to common shareholders	$182,501	$100,159	$494,628	$563,522
Convertible preferred share dividends	15	19	47	59
Earnings allocated to Out-Performance Plan units	—	—	266	850
FFO attributable to common shareholders plus assumed conversions	$182,516	$100,178	$494,941	$564,431
Per diluted share	$0.95	$0.52	$2.59	$2.95

Reconciliation of Weighted Average Shares
Weighted average common shares	190,245	189,593	190,176	189,401
Effect of dilutive securities:
Employee stock options and restricted share awards	1,045	1,254	972	1,553
Convertible preferred shares	37	46	38	47
Out-Performance Plan units	—	—	106	303
Denominator for FFO attributable to common shareholders plus assumed conversions per diluted share	191,327	190,893	191,292	191,304

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2018			2017
	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$3,995,760	3.86%	$39,958	$3,492,133	3.19%
Fixed rate	5,856,360	3.62%	—	6,311,706	3.72%
	$9,852,120	3.72%	39,958	$9,803,839	3.53%
Pro rata share of debt of non-consolidated entities(1):
Variable rate	$1,416,974	3.95%	14,170	$1,395,001	3.24%
Fixed rate	1,382,809	4.16%	—	2,035,888	4.89%
	$2,799,783	4.06%	14,170	$3,430,889	4.22%
Noncontrolling interests' share of consolidated subsidiaries			(1,513)
Total change in annual net income attributable to the Operating Partnership			52,615
Noncontrolling interests’ share of the Operating Partnership			(3,267)
Total change in annual net income attributable to Vornado			$49,348
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.26
Total change in annual net income attributable to Vornado per diluted share			$0.26
__________

(1)
As a result of Toys “R” Us (“Toys”) filing a voluntary petition under chapter 11 of the United States Bankruptcy Code, we determined the Company no longer has the ability to exercise significant influence over Toys. Accordingly, we have excluded our share of Toys debt.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2018, we have an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (3.72% as of September 30, 2018) to a fixed rate of 3.15% through December 2020; an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (3.87% as of September 30, 2018) to a fixed rate of 2.56% through September 2020; and an interest rate swap on a $100,000,000 mortgage loan on 33-00 Northern Boulevard that swapped the rate from LIBOR plus 1.80% (3.94% as of September 30, 2018) to a fixed rate of 4.14% through January 2025.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2018, the estimated fair value of our consolidated debt was $9,766,000,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)

Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, such disclosure controls and procedures were effective.

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

Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)

Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, such disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Vornado Realty Trust

None.

Vornado Realty L.P.

During the quarter ended September 30, 2018, we issued 20,728 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $790,622 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On October 26, 2018, Vornado Realty L.P. entered into an amended and restated term loan agreement (the “Term Loan Agreement”) extending its $750 million unsecured term loan.  The Term Loan Agreement matures in February 2024.  Borrowing pursuant to the term loan bear interest at LIBOR plus 100 basis points.

Under the terms of the Term Loan Agreement, “Total Outstanding Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value”; the ratio of “Combined EBITDA” to “Fixed Charges,” each measured as of the most recently ended calendar quarter, may not be less than 1.40 to 1.00; the ratio of “Unencumbered Combined EBITDA” to “Unsecured Interest Expense,” each measured as of the most recently ended calendar quarter, may not be less than 1.50 to 1.00; at any time, “Unsecured Indebtedness” may not exceed sixty percent (60%) of “Capitalization Value of Unencumbered Assets,” each measured as of the most recently ended calendar quarter; and the ratio of “Secured Indebtedness” to “Capitalization Value,” each measured as of the most recently ended calendar quarter, may not exceed fifty percent (50%).  The Term Loan Agreement also contains standard representations and warranties and other covenants consistent with the Vornado Realty L.P.’s other credit facilities.

A copy of the Term Loan Agreement is filed as Exhibit 10.36 and incorporated herein by reference.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
3.53		—
Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated December 13, 2017 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on December 13, 2017
*
10.36		—
Amended and Restated Term Loan Agreement dated as of October 26, 2018 among Vornado Realty L.P. as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A. as Administrative Agent for the Banks.

15.1		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101.INS		—	XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P.
101.SCH		—	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.
101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.DEF		—	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.LAB		—	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
____________________________
	*		Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: October 29, 2018	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: October 29, 2018	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)