Form 10-Q
period 2019-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2019-04-29
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2019
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954 (Vornado Realty Trust)
Commission File Number:	001-34482 (Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of March 31, 2019, 190,761,498 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

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

The Company believes it is important to understand the few differences between Vornado and the Operating Partnership in the context of how Vornado and the Operating Partnership operate as a consolidated company. The financial results of the Operating Partnership are consolidated into the financial statements of Vornado. Vornado does not have any significant assets, liabilities or operations, other than its investment in the Operating Partnership. The Operating Partnership, not Vornado, generally executes all significant business relationships other than transactions involving the securities of Vornado. The Operating Partnership holds substantially all of the assets of Vornado. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by Vornado, the net proceeds of debt offerings by Vornado, and the net proceeds which are contributed to the Operating Partnership in exchange for debt securities of the Operating Partnership, which are contributed to the capital of the Operating Partnership in exchange for units of limited partnership in the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:

•	Note 12. Redeemable Noncontrolling Interests/Redeemable Partnership Units

•	Note 13. Shareholders' Equity/Partners' Capital

•	Note 19. Income (Loss) Per Share/Income (Loss) Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	March 31, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land	$2,608,770	$3,306,280
Buildings and improvements	7,821,301	10,110,992
Development costs and construction in progress	1,961,512	2,266,491
Moynihan Train Hall development expenditures	550,996	445,693
Leasehold improvements and equipment	115,756	108,427
Total	13,058,335	16,237,883
Less accumulated depreciation and amortization	(2,845,120)	(3,180,175)
Real estate, net	10,213,215	13,057,708
Assets held for sale	3,027,058	—
Right-of-use assets	457,662	—
Cash and cash equivalents	307,047	570,916
Restricted cash	593,759	145,989
Marketable securities	39,866	152,198
Tenant and other receivables, net of allowance for doubtful accounts of $4,154 as of December 31, 2018	73,404	73,322
Investments in partially owned entities	730,264	858,113
Real estate fund investments	322,858	318,758
220 Central Park South condominium units ready for sale	229,567	99,627
Receivable arising from the straight-lining of rents, net of allowance of $1,644 as of December 31, 2018	766,634	935,131
Deferred leasing costs, net of accumulated amortization of $180,953 and $207,529	345,241	400,313
Identified intangible assets, net of accumulated amortization of $97,749 and $172,114	34,161	136,781
Other assets	497,219	431,938
	$17,637,955	$17,180,794
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$6,519,189	$8,167,798
Senior unsecured notes, net	845,261	844,002
Unsecured term loan, net	745,076	744,821
Unsecured revolving credit facilities	530,000	80,000
Liabilities related to assets held for sale	1,097,350	—
Lease liabilities	484,173	—
Moynihan Train Hall obligation	550,996	445,693
Accounts payable and accrued expenses	442,496	430,976
Deferred revenue	71,328	167,730
Deferred compensation plan	101,922	96,523
Other liabilities	292,187	311,806
Total liabilities	11,679,978	11,289,349
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 12,789,891 and 12,544,477 units outstanding	862,550	778,134
Series D cumulative redeemable preferred units - 141,401 and 177,101 units outstanding	4,535	5,428
Total redeemable noncontrolling interests	867,085	783,562
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,797,580 and 36,798,580 shares	891,263	891,294
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,761,498 and 190,535,499 shares	7,609	7,600
Additional capital	7,676,770	7,725,857
Earnings less than distributions	(4,120,265)	(4,167,184)
Accumulated other comprehensive (loss) income	(11,385)	7,664
Total shareholders' equity	4,443,992	4,465,231
Noncontrolling interests in consolidated subsidiaries	646,900	642,652
Total equity	5,090,892	5,107,883
	$17,637,955	$17,180,794
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2019	2018
REVENUES:
Rental revenues	$499,877	$500,420
Fee and other income	34,791	36,017
Total revenues	534,668	536,437
EXPENSES:
Operating	(246,895)	(237,602)
Depreciation and amortization	(116,709)	(108,686)
General and administrative	(58,020)	(42,533)
(Expense) benefit from deferred compensation plan liability	(5,433)	404
Transaction related costs and other	(149)	(13,156)
Total expenses	(427,206)	(401,573)

Income (loss) from partially owned entities	7,320	(9,904)
Loss from real estate fund investments	(167)	(8,807)
Interest and other investment income (loss), net	5,045	(24,384)
Income (loss) from deferred compensation plan assets	5,433	(404)
Interest and debt expense	(102,463)	(88,166)
Net gains on disposition of wholly owned and partially owned assets	220,294	—
Income before income taxes	242,924	3,199
Income tax expense	(29,743)	(2,554)
Income from continuing operations	213,181	645
Loss from discontinued operations	(137)	(363)
Net income	213,044	282
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(6,820)	8,274
Operating Partnership	(12,202)	1,124
Net income attributable to Vornado	194,022	9,680
Preferred share dividends	(12,534)	(13,035)
Preferred share issuance costs	—	(14,486)
NET INCOME (LOSS) attributable to common shareholders	$181,488	$(17,841)

INCOME (LOSS) PER COMMON SHARE – BASIC:
Net income (loss) per common share	$0.95	$(0.09)
Weighted average shares outstanding	190,689	190,081

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Net income (loss) per common share	$0.95	$(0.09)
Weighted average shares outstanding	190,996	190,081
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Net income	$213,044	$282
Other comprehensive (loss) income:
(Reduction) increase in value of interest rate swaps	(17,029)	10,258
Amount reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	(2,311)	—
Other comprehensive (loss) income of nonconsolidated subsidiaries	(985)	346
Comprehensive income	192,719	10,886
Less comprehensive (income) loss attributable to noncontrolling interests	(17,746)	8,744
Comprehensive income attributable to Vornado	$174,973	$19,630
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	194,022	—	—	194,022
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	6,820	6,820
Dividends on common shares	—	—	—	—	—	(125,876)	—	—	(125,876)
Dividends on preferred shares	—	—	—	—	—	(12,534)	—	—	(12,534)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	48	2	3,179	—	—	—	3,181
Under employees' share option plan	—	—	162	7	1,164	(8,692)	—	—	(7,521)
Under dividend reinvestment plan	—	—	5	—	340	—	—	—	340
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	—	1,810	1,810
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(7,764)	(7,764)
Conversion of Series A preferred shares to common shares	(1)	(31)	2	—	31	—	—	—	—
Deferred compensation shares and options	—	—	9	—	297	—	—	—	297
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(985)	—	(985)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(17,029)	—	(17,029)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	(65,818)	—	—	—	(65,818)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	1,276	—	1,276
Other	(1)	—	—	—	—	(1)	—	(2)	(3)
Balance, March 31, 2019	36,798	$891,263	190,761	$7,609	$7,676,770	$(4,120,265)	$(11,385)	$646,900	$5,090,892
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado	—	—	—	—	—	9,680	—	—	9,680
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(8,274)	(8,274)
Dividends on common shares	—	—	—	—	—	(119,764)	—	—	(119,764)
Dividends on preferred shares	—	—	—	—	—	(13,035)	—	—	(13,035)
Preferred share issuance costs	—	—	—	—	—	(14,486)	—	—	(14,486)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	118	5	8,387	—	—	—	8,392
Under employees' share option plan	—	—	55	2	3,432	—	—	—	3,434
Under dividend reinvestment plan	—	—	5	—	335	—	—	—	335
Contributions	—	—	—	—	—	—	—	8,370	8,370
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(1,910)	(1,910)
Other	—	—	—	—	—	—	—	(3,450)	(3,450)
Preferred share issuance	—	(663)	—	—	—	—	—	—	(663)
Deferred compensation shares and options	—	—	7	—	298	(121)	—	—	177
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	346	—	346
Increase in value of interest rate swaps	—	—	—	—	—	—	10,258	—	10,258
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	114,856	—	—	—	114,856
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(654)	—	(654)
Other	—	—	—	—	1	(2)	—	1	—
Balance, March 31, 2018	36,800	$891,325	190,169	$7,584	$7,629,013	$(4,198,088)	$30,258	$664,786	$5,024,878
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$213,044	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on disposition of wholly owned and partially owned assets	(220,294)	—
Depreciation and amortization (including amortization of deferred financing costs)	123,135	115,337
Stock-based compensation expense	31,654	13,669
Distributions of income from partially owned entities	14,316	20,559
Equity in net (income) loss of partially owned entities	(7,320)	9,904
Amortization of below-market leases, net	(6,525)	(10,581)
Straight-lining of rents	1,140	(7,430)
(Increase) decrease in fair value of marketable securities	(461)	32,986
Net realized and unrealized (gain) loss on real estate fund investments	(100)	911
Return of capital from real estate fund investments	—	14,966
Other non-cash adjustments	1,639	1,067
Changes in operating assets and liabilities:
Real estate fund investments	(4,000)	(2,950)
Tenant and other receivables, net	(835)	(5,702)
Prepaid assets	(82,862)	77,053
Other assets	(6,044)	(15,151)
Accounts payable and accrued expenses	10,426	19,835
Other liabilities	(2,795)	663
Net cash provided by operating activities	64,118	265,418

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	425,484	—
Proceeds from sales of marketable securities	167,755	—
Development costs and construction in progress	(143,302)	(86,808)
Moynihan Train Hall expenditures	(123,533)	—
Proceeds from sale of real estate and related investment	108,512	—
Additions to real estate	(55,759)	(54,284)
Distributions of capital from partially owned entities	24,851	2,086
Investments in partially owned entities	(918)	(7,519)
Proceeds from repayments of loans receivable	204	—
Acquisitions of real estate and other	—	(44,095)
Net cash provided by (used in) investing activities	403,294	(190,620)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Financing Activities:
Repayments of borrowings	$(686,555)	$(144,822)
Proceeds from borrowings	456,741	185,701
Dividends paid on common shares	(125,876)	(119,764)
Moynihan Train Hall reimbursement from Empire State Development	123,533	—
Distributions to noncontrolling interests	(16,252)	(13,266)
Dividends paid on preferred shares	(12,534)	(16,628)
Debt issuance costs	(10,860)	(3,300)
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)
Contributions from noncontrolling interests	5,194	8,370
Proceeds received from exercise of employee share options and other	1,511	3,769
Redemption of preferred shares	(893)	(470,000)
Debt prepayment and extinguishment costs	—	(818)
Net cash used in financing activities	(274,683)	(571,542)
Net increase (decrease) in cash and cash equivalents and restricted cash	192,729	(496,744)
Cash and cash equivalents and restricted cash at beginning of period	716,905	1,914,812
Cash and cash equivalents and restricted cash at end of period	$909,634	$1,418,068

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$570,916	$1,817,655
Restricted cash at beginning of period	145,989	97,157
Cash and cash equivalents and restricted cash at beginning of period	$716,905	$1,914,812

Cash and cash equivalents at end of period	$307,047	$1,327,384
Restricted cash at end of period	593,759	90,684
Restricted cash included in "assets held for sale" at end of period	8,828	—
Cash and cash equivalents and restricted cash at end of period	$909,634	$1,418,068

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $21,371 and $13,272	$85,796	$84,566
Cash payments for income taxes	$8,741	$1,646

Non-Cash Investing and Financing Activities:
Reclassification of assets and related liabilities held for sale:
Assets held for sale	$3,027,058	$—
Liabilities related to assets held for sale	1,097,350	—
Lease liabilities arising from the recognition of right-of-use assets	526,866	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	395,893	—
Accrued capital expenditures included in accounts payable and accrued expenses	77,115	51,431
Adjustments to carry redeemable Class A units at redemption value	(65,818)	114,856
Write-off of fully depreciated assets	(58,309)	(15,707)
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive income" to "marketable securities" upon conversion of operating partnership units to common shares	54,962	—
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	March 31, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land	$2,608,770	$3,306,280
Buildings and improvements	7,821,301	10,110,992
Development costs and construction in progress	1,961,512	2,266,491
Moynihan Train Hall development expenditures	550,996	445,693
Leasehold improvements and equipment	115,756	108,427
Total	13,058,335	16,237,883
Less accumulated depreciation and amortization	(2,845,120)	(3,180,175)
Real estate, net	10,213,215	13,057,708
Assets held for sale	3,027,058	—
Right-of-use assets	457,662	—
Cash and cash equivalents	307,047	570,916
Restricted cash	593,759	145,989
Marketable securities	39,866	152,198
Tenant and other receivables, net of allowance for doubtful accounts of $4,154 as of December 31, 2018	73,404	73,322
Investments in partially owned entities	730,264	858,113
Real estate fund investments	322,858	318,758
220 Central Park South condominium units ready for sale	229,567	99,627
Receivable arising from the straight-lining of rents, net of allowance of $1,644 as of December 31, 2018	766,634	935,131
Deferred leasing costs, net of accumulated amortization of $180,953 and $207,529	345,241	400,313
Identified intangible assets, net of accumulated amortization of $97,749 and $172,114	34,161	136,781
Other assets	497,219	431,938
	$17,637,955	$17,180,794
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$6,519,189	$8,167,798
Senior unsecured notes, net	845,261	844,002
Unsecured term loan, net	745,076	744,821
Unsecured revolving credit facilities	530,000	80,000
Liabilities related to assets held for sale	1,097,350	—
Lease liabilities	484,173	—
Moynihan Train Hall obligation	550,996	445,693
Accounts payable and accrued expenses	442,496	430,976
Deferred revenue	71,328	167,730
Deferred compensation plan	101,922	96,523
Other liabilities	292,187	311,806
Total liabilities	11,679,978	11,289,349
Commitments and contingencies
Redeemable partnership units:
Class A units - 12,789,891 and 12,544,477 units outstanding	862,550	778,134
Series D cumulative redeemable preferred units - 141,401 and 177,101 units outstanding	4,535	5,428
Total redeemable partnership units	867,085	783,562
Partners' equity:
Partners' capital	8,575,642	8,624,751
Earnings less than distributions	(4,120,265)	(4,167,184)
Accumulated other comprehensive (loss) income	(11,385)	7,664
Total partners' equity	4,443,992	4,465,231
Noncontrolling interests in consolidated subsidiaries	646,900	642,652
Total equity	5,090,892	5,107,883
	$17,637,955	$17,180,794
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2019	2018
REVENUES:
Rental revenues	$499,877	$500,420
Fee and other income	34,791	36,017
Total revenues	534,668	536,437
EXPENSES:
Operating	(246,895)	(237,602)
Depreciation and amortization	(116,709)	(108,686)
General and administrative	(58,020)	(42,533)
(Expense) benefit from deferred compensation plan liability	(5,433)	404
Transaction related costs and other	(149)	(13,156)
Total expenses	(427,206)	(401,573)

Income (loss) from partially owned entities	7,320	(9,904)
Loss from real estate fund investments	(167)	(8,807)
Interest and other investment income (loss), net	5,045	(24,384)
Income (loss) from deferred compensation plan assets	5,433	(404)
Interest and debt expense	(102,463)	(88,166)
Net gains on disposition of wholly owned and partially owned assets	220,294	—
Income before income taxes	242,924	3,199
Income tax expense	(29,743)	(2,554)
Income from continuing operations	213,181	645
Loss from discontinued operations	(137)	(363)
Net income	213,044	282
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(6,820)	8,274
Net income attributable to Vornado Realty L.P.	206,224	8,556
Preferred unit distributions	(12,575)	(13,084)
Preferred unit issuance costs	—	(14,486)
NET INCOME (LOSS) attributable to Class A unitholders	$193,649	$(19,014)

INCOME (LOSS) PER CLASS A UNIT – BASIC:
Net income (loss) per Class A unit	$0.95	$(0.10)
Weighted average units outstanding	202,772	201,929

INCOME (LOSS) PER CLASS A UNIT – DILUTED:
Net income (loss) per Class A unit	$0.95	$(0.10)
Weighted average units outstanding	203,344	201,929
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Net income	$213,044	$282
Other comprehensive (loss) income:
(Reduction) increase in value of interest rate swaps	(17,029)	10,258
Amount reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	(2,311)	—
Other comprehensive (loss) income of nonconsolidated subsidiaries	(985)	346
Comprehensive income	192,719	10,886
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(6,820)	8,274
Comprehensive income attributable to Vornado Realty L.P.	$185,899	$19,160
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	206,224	—	—	206,224
Net income attributable to redeemable partnership units	—	—	—	—	(12,202)	—	—	(12,202)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	6,820	6,820
Distributions to Vornado	—	—	—	—	(125,876)	—	—	(125,876)
Distributions to preferred unitholders	—	—	—	—	(12,534)	—	—	(12,534)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	48	3,181	—	—	—	3,181
Under Vornado's employees' share option plan	—	—	162	1,171	(8,692)	—	—	(7,521)
Under Vornado's dividend reinvestment plan	—	—	5	340	—	—	—	340
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	1,810	1,810
Distributions:
Other	—	—	—	—	—	—	(7,764)	(7,764)
Conversion of Series A preferred units to Class A units	(1)	(31)	2	31	—	—	—	—
Deferred compensation units and options	—	—	9	297	—	—	—	297
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(985)	—	(985)
Reduction in value of interest rate swaps	—	—	—	—	—	(17,029)	—	(17,029)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	(65,818)	—	—	—	(65,818)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	1,276	—	1,276
Other	(1)	—	—	—	(1)	—	(2)	(3)
Balance, March 31, 2019	36,798	$891,263	190,761	$7,684,379	$(4,120,265)	$(11,385)	$646,900	$5,090,892
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	5,007,701
Cumulative effect of accounting change	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado Realty L.P.	—	—	—	—	8,556	—	—	8,556
Net income attributable to redeemable partnership units	—	—	—	—	1,124	—	—	1,124
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(8,274)	(8,274)
Distributions to Vornado	—	—	—	—	(119,764)	—	—	(119,764)
Distributions to preferred unitholders	—	—	—	—	(13,035)	—	—	(13,035)
Preferred unit issuance costs	—	—	—	—	(14,486)	—	—	(14,486)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	118	8,392	—	—	—	8,392
Under Vornado's employees' share option plan	—	—	55	3,434	—	—	—	3,434
Under Vornado's dividend reinvestment plan	—	—	5	335	—	—	—	335
Contributions	—	—	—	—	—	—	8,370	8,370
Distributions:
Real estate fund investments	—	—	—	—	—	—	(1,910)	(1,910)
Other	—	—	—	—	—	—	(3,450)	(3,450)
Preferred unit issuance	—	(663)	—	—	—	—	—	(663)
Deferred compensation units and options	—	—	7	298	(121)	—	—	177
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	346	—	346
Increase in value of interest rate swaps	—	—	—	—	—	10,258	—	10,258
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	114,856	—	—	—	114,856
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(654)	—	(654)
Other	—	—	—	1	(2)	—	1	—
Balance, March 31, 2018	36,800	$891,325	190,169	$7,636,597	$(4,198,088)	$30,258	$664,786	$5,024,878
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$213,044	$282
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on disposition of wholly owned and partially owned assets	(220,294)	—
Depreciation and amortization (including amortization of deferred financing costs)	123,135	115,337
Stock-based compensation expense	31,654	13,669
Distributions of income from partially owned entities	14,316	20,559
Equity in net (income) loss of partially owned entities	(7,320)	9,904
Amortization of below-market leases, net	(6,525)	(10,581)
Straight-lining of rents	1,140	(7,430)
(Increase) decrease in fair value of marketable securities	(461)	32,986
Net realized and unrealized (gain) loss on real estate fund investments	(100)	911
Return of capital from real estate fund investments	—	14,966
Other non-cash adjustments	1,639	1,067
Changes in operating assets and liabilities:
Real estate fund investments	(4,000)	(2,950)
Tenant and other receivables, net	(835)	(5,702)
Prepaid assets	(82,862)	77,053
Other assets	(6,044)	(15,151)
Accounts payable and accrued expenses	10,426	19,835
Other liabilities	(2,795)	663
Net cash provided by operating activities	64,118	265,418

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	425,484	—
Proceeds from sales of marketable securities	167,755	—
Development costs and construction in progress	(143,302)	(86,808)
Moynihan Train Hall expenditures	(123,533)	—
Proceeds from sale of real estate and related investment	108,512	—
Additions to real estate	(55,759)	(54,284)
Distributions of capital from partially owned entities	24,851	2,086
Investments in partially owned entities	(918)	(7,519)
Proceeds from repayments of loans receivable	204	—
Acquisitions of real estate and other	—	(44,095)
Net cash provided by (used in) investing activities	403,294	(190,620)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Financing Activities:
Repayments of borrowings	$(686,555)	$(144,822)
Proceeds from borrowings	456,741	185,701
Distributions to Vornado	(125,876)	(119,764)
Moynihan Train Hall reimbursement from Empire State Development	123,533	—
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(16,252)	(13,266)
Distributions to preferred unitholders	(12,534)	(16,628)
Debt issuance costs	(10,860)	(3,300)
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)
Contributions from noncontrolling interests in consolidated subsidiaries	5,194	8,370
Proceeds received from exercise of Vornado stock options and other	1,511	3,769
Redemption of preferred units	(893)	(470,000)
Debt prepayment and extinguishment costs	—	(818)
Net cash used in financing activities	(274,683)	(571,542)
Net increase (decrease) in cash and cash equivalents and restricted cash	192,729	(496,744)
Cash and cash equivalents and restricted cash at beginning of period	716,905	1,914,812
Cash and cash equivalents and restricted cash at end of period	$909,634	$1,418,068

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$570,916	$1,817,655
Restricted cash at beginning of period	145,989	97,157
Cash and cash equivalents and restricted cash at beginning of period	$716,905	$1,914,812

Cash and cash equivalents at end of period	$307,047	$1,327,384
Restricted cash at end of period	593,759	90,684
Restricted cash included in "assets held for sale" at end of period	8,828	—
Cash and cash equivalents and restricted cash at end of period	$909,634	$1,418,068

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $21,371 and $13,272	$85,796	$84,566
Cash payments for income taxes	$8,741	$1,646

Non-Cash Investing and Financing Activities:
Reclassification of assets and related liabilities held for sale:
Assets held for sale	$3,027,058	$—
Liabilities related to assets held for sale	1,097,350	—
Lease liabilities arising from the recognition of right-of-use assets	526,866	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	395,893	—
Accrued capital expenditures included in accounts payable and accrued expenses	77,115	51,431
Adjustments to carry redeemable Class A units at redemption value	(65,818)	114,856
Write-off of fully depreciated assets	(58,309)	(15,707)
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive income" to "marketable securities" upon conversion of operating partnership units to common shares	54,962	—

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization

Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.4% of the common limited partnership interest in the Operating Partnership as of March 31, 2019. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

2.	Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All inter-company amounts have been eliminated and all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

Certain prior year balances have been reclassified in order to conform to the current period presentation. For the three months ended March 31, 2018, expense of $1,100,000 related to New York City Unincorporated Business Tax was reclassified from "general and administrative" expenses to "income tax expense" on our consolidated statements of income. In addition, for the three months ended March 31, 2018, "property rentals" and "tenant expense reimbursements" of $440,110,000 and $60,310,000, respectively, were grouped into "rental revenues" on our consolidated statements of income in accordance with Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements.

3.	Recently Issued Accounting Literature

In February 2016, the Financial Accounting Standards Board ("FASB") issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases ("ASC 842"), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset ("ROU") and a lease liability for all leases with a term of greater than 12 months. Lease liabilities equal the present value of future lease payments. Right-of-use assets equal the lease liabilities less adjustments for accrued rent expense, initial direct costs and prepaid lease payments. Leases with a term of 12 months or less will be accounted for similar to the previously existing lease guidance under ASC Topic 840, Leases ("ASC 840"). Lease expense is recognized based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under ASC 840. We adopted this standard effective January 1, 2019. We have completed our evaluation of the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and accounting policies. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. We have 12 ground leases, which are classified as operating leases, for which we are required to record a right-of-use asset and a lease liability equal to the present value of the future lease payments, and will continue to recognize expense on a straight-line basis for these leases. On January 1, 2019, we recorded an aggregate of $526,866,000 of right-of-use assets and a corresponding $526,866,000 of lease liabilities as a result of the adoption of this standard (see Note 20 - Leases).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued

Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, we no longer capitalize internal leasing costs and instead expense these costs as incurred, as a component of "general and administrative" expense on our consolidated statements of income. For the three months ended March 31, 2018, we capitalized $1,348,000 of internal leasing costs. In addition, the new standard requires changes to our provision policy for lease receivables. Under ASC 842, we must assess whether it is probable that we will collect substantially all of the lease payments based on the credit risk factors of our tenants. Changes to the collectability of our operating leases are recorded as adjustments to "rental revenues" on our consolidated statements of income which resulted in a $890,000 decrease for the three months ending March 31, 2019.

In February 2016, the FASB issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments establishing ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued an update (“ASU 2018-13”) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement to ASC Topic 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We elected to early adopt ASU 2018-13 effective January 1, 2019. The adoption of this update did not have a material impact on our consolidated financial statements and disclosures.

In October 2018, the FASB issued an update ("ASU 2018-16") Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to ASC Topic 815, Derivatives and Hedging. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We adopted this update effective January 1, 2019. The adoption of this update did not have an impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.	Revenue Recognition

Our revenues primarily consist of rental revenues and fee and other income. We operate in two reportable segments: New York and Other, with a significant portion of our revenues included in the New York segment. We have the following revenue sources and revenue recognition policies:

•	Rental revenues include revenues from the leasing of space at our properties to tenants and revenues from the Hotel Pennsylvania, trade shows and tenant services.

◦
Revenues from the leasing of space at our properties to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842. Lease revenues and reimbursement of common area maintenance, real estate taxes and insurance are presented on the following page as "property rentals." Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred.

◦
Hotel revenue arising from the operation of Hotel Pennsylvania consists of room revenue, food and beverage revenue, and banquet revenue. Room revenue is recognized when the rooms are made available for the guest, in accordance with ASC 842.

◦
Trade shows revenue arising from the operation of trade shows is primarily booth rentals. This revenue is recognized upon the occurrence of the trade shows when the trade show booths are made available for use by the exhibitors, in accordance with ASC 842.

◦
Tenant services revenue arises from sub-metered electric, elevator, trash removal and other services provided to tenants at their request. This revenue is recognized as the services are transferred in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").

•
Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities, and includes Building Maintenance Service (“BMS”) cleaning, engineering and security services. This revenue is recognized as the services are transferred in accordance with ASC 606.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.	Revenue Recognition - continued

Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three months ended March 31, 2019 and 2018 is set forth in Note 22 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	New York	Other
Property rentals	$457,741	$385,803	$71,938
Hotel Pennsylvania	12,609	12,609	—
Trade shows	16,956	—	16,956
Lease revenues	487,306	398,412	88,894
Tenant services	12,571	9,225	3,346
Rental revenues	499,877	407,637	92,240
BMS cleaning fees	29,785	31,757	(1,972)	(1)
Management and leasing fees	2,237	2,251	(14)
Other income	2,769	1,640	1,129
Fee and other income	34,791	35,648	(857)
Total revenues	$534,668	$443,285	$91,383
____________________

(1)	Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.

(Amounts in thousands)	For the Three Months Ended March 31, 2018
	Total	New York	Other
Property rentals	$454,403	$389,385	$65,018
Hotel Pennsylvania	14,680	14,680	—
Trade shows	18,873	—	18,873
Lease revenues	487,956	404,065	83,891
Tenant services	12,464	9,771	2,693
Rental revenues	500,420	413,836	86,584
BMS cleaning fees	28,355	30,153	(1,798)	(1)
Management and leasing fees	2,764	2,481	283
Other income	4,898	2,014	2,884
Fee and other income	36,017	34,648	1,369
Total revenues	$536,437	$448,484	$87,953
____________________

(1)	Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Real Estate Fund Investments
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

As of March 31, 2019, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $322,858,000, or $6,706,000 below our cost, and had remaining unfunded commitments of $44,194,000, of which our share was $13,969,000. At December 31, 2018, we had four real estate fund investments with an aggregate fair value of $318,758,000.

Below is a summary of loss from the Fund and the Crowne Plaza Joint Venture for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Net investment (loss) income	$(267)	$2,734
Net unrealized gain on held investments	100	—
New York City real property transfer tax (the "Transfer Tax")	—	(10,630)	(1)
Net realized loss on exited investments	—	(911)
Loss from real estate fund investments	(167)	(8,807)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(2,737)	5,369
Loss from real estate fund investments attributable to the Operating Partnership	(2,904)	(3,438)
Less loss attributable to noncontrolling interests in the Operating Partnership	182	212
Loss from real estate fund investments attributable to Vornado	$(2,722)	$(3,226)
____________________

(1)
Due to the disputed additional Transfer Tax related to the March 2011 acquisition of One Park Avenue which was recorded as a result of the New York City Tax Appeals Tribunal (the "Tax Tribunal") decision in the first quarter of 2018. We appealed the Tax Tribunal's decision to the New York State Supreme Court, Appellate Division, First Department ("Appellate Division"). Our appeal was heard on April 2, 2019, and on April 25, 2019 the Appellate Division entered a unanimous decision and order that confirmed the decision of the Tax Tribunal and dismissed our appeal. We are currently evaluating our options regarding this matter.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.    Marketable Securities

Lexington Realty Trust ("Lexington") (NYSE: LXP)

On March 1, 2019, we sold all of our 18,468,969 common shares of Lexington realizing net proceeds of $167,698,000. For the three months ended March 31, 2019, we recorded a $16,068,000 mark-to-market increase in the fair value of our common shares for the period from January 1, 2019 through the date of sale, which is included in "interest and other investment income (loss), net" on our consolidated statements of income.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

On March 12, 2019 ("Conversion Date"), we converted all of our 6,250,000 operating partnership units into common shares and began accounting for our investment as a marketable security in accordance with ASC Topic 321, Investments - Equity Securities ("ASC 321"). Prior to the Conversion Date, we accounted for our investment under the equity method. For the three months ended March 31, 2019, we recorded a $15,649,000 decrease in the value of our investment, representing the difference between the carrying amount of our investment at the Conversion Date and the fair value of our common shares based on PREIT's March 29, 2019 quarter ended closing share price, which is included in "interest and other investment income (loss), net" on our consolidated statements of income.

The table below summarizes the changes of our marketable securities portfolio for the three months ended March 31, 2019.

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	Lexington Realty Trust	PREIT	Other
Balance, December 31, 2018	$152,198	$151,630	$—	$568
Sale of marketable securities	(167,755)	(167,698)	—	(57)
Transfer of PREIT investment balance at Conversion Date	54,962	—	54,962	—
Increase (decrease) in fair value of marketable securities(1)	461	16,068	(15,649)	42
Balance, March 31, 2019	$39,866	$—	$39,313	$553
____________________

(1)	Included in “interest and other investment income (loss), net” on our consolidated statements of income (see Note 17 - Interest and Other Investment Income (Loss), Net).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of March 31, 2019, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of March 31, 2019, the market value ("fair value" pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s March 29, 2019 quarter ended closing share price of $376.17, was $622,211,000, or $515,425,000 in excess of the carrying amount on our consolidated balance sheet. As of March 31, 2019, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,097,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.

Urban Edge Properties (“UE”) (NYSE: UE)

On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE, realizing net proceeds of $108,512,000. The sale resulted in a net gain of $62,395,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three months ended March 31, 2019.

61 Ninth Avenue

On January 28, 2019, the joint venture, in which we have a 45.1% interest, completed a $167,500,000 refinancing of 61 Ninth Avenue, a 166,000 square foot newly constructed office and retail property in the Meatpacking district of Manhattan which is fully leased to Aetna and Starbucks. The seven-year interest only loan carries a rate of LIBOR plus 1.35% (3.85% as of March 31, 2019) and matures in January 2026. We realized net proceeds of approximately $31,000,000. The loan replaces the previous $90,000,000 construction loan that bore interest at LIBOR plus 3.05% and was scheduled to mature in 2021.

Toys "R" Us, Inc. ("Toys")

On September 18, 2017, Toys filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In the second quarter of 2018, Toys ceased U.S. operations. On February 1, 2019, the plan of reorganization for Toys "R" Us, Inc., in which we owned a 32.5% interest, was declared effective, and our stock in Toys was canceled. At December 31, 2018, we carried our Toys investment at zero. The canceling of our stock in Toys will result in approximately a $420,000,000 capital loss deduction for tax purposes in 2019 (which if not offset by capital gains will result in a capital loss carry over available for five years).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Investments in Partially Owned Entities - continued

Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2019	Balance as of
		March 31, 2019	December 31, 2018
Investments:
Partially owned office buildings/land(1)	Various	$478,240	$499,005
Alexander’s	32.4%	106,786	107,983
PREIT(2)	N/A	—	59,491
UE(3)	N/A	—	45,344
Other investments(4)	Various	145,238	146,290
		$730,264	$858,113

Investments in partially owned entities included in other liabilities(5):
330 Madison Avenue	25.0%	$(60,054)	$(58,117)
7 West 34th Street	53.0%	(51,464)	(51,579)
85 Tenth Avenue	49.9%	(5,857)	—
		$(117,375)	$(109,696)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.

(2)
On March 12, 2019, we converted all of our PREIT operating partnership units into common shares and began accounting for our investment as a marketable security in accordance with ASC 321 (see Note 6 - Marketable Securities).

(3)	Sold on March 4, 2019 (see page 25 for details).

(4)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street and others.

(5)	Our negative basis results from distributions in excess of our investment.

Below is a schedule of net income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2019	For the Three Months Ended March 31,
		2019	2018
Our share of net income (loss):
Alexander's (see page 25 for details):
Equity in net income (loss)(1)	32.4%	$5,717	$(3,209)
Management, leasing and development fees		1,057	1,208
		6,774	(2,001)
Partially owned office buildings(2)	Various	106	(4,283)
Other investments(3)	Various	440	(3,620)
		$7,320	$(9,904)
____________________

(1)
2018 includes our $7,708 share of Alexander's disputed additional Transfer Tax related to the November 2012 sale of Kings Plaza Regional Shopping Center based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 5 - Real Estate Fund Investments).

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others. 2018 includes our $4,978 share of disputed additional Transfer Tax related to the March 2011 acquisition of One Park Avenue (see Note 5 - Real Estate Fund Investments).

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019) and others.

8.	220 Central Park South ("220 CPS")

We are constructing a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.4 billion, of which $1.3 billion has been expended as of March 31, 2019.

During the first quarter of 2019, we closed on the sale of 12 condominium units at 220 CPS for net proceeds aggregating $425,484,000 and resulting in a financial statement net gain of $157,899,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $26,945,000 of income tax expense was recognized in our consolidated statements of income. From inception to March 31, 2019, we closed on the sale of 23 units for aggregate net proceeds of $640,260,000 which was used to pay $637,000,000 of the $950,000,000 220 CPS loan.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

9.	Properties Held for Sale

On April 18, 2019 ("Closing Date"), we entered into a transaction agreement (the "Transaction Agreement") with a group of institutional investors (the "Investors"). The Transaction Agreement provides for a series of transactions (collectively, the "Transaction") pursuant to which (i) prior to the Closing Date, the Operating Partnership contributed its interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the “Properties”) to subsidiaries of a newly formed joint venture ("Fifth Avenue and Times Square JV") and (ii) on the Closing Date, transferred a 48.5% common interest in Fifth Avenue and Times Square JV to the Investors. The 48.5% common interest in the joint venture represents an effective 47.2% interest in the Properties. The Properties include approximately 489,000 square feet of retail space, 327,000 square feet of office space, signage associated with 1535 and 1540 Broadway, the parking garage at 1540 Broadway and the theatre at 1535 Broadway.

We retained the remaining 51.5% common interest in Fifth Avenue and Times Square JV which represents an effective 51.0% interest in the Properties and an aggregate $1.828 billion of preferred equity interests in certain of the properties. The preferred equity has an annual coupon of 4.25% for the first five years, increasing to 4.75% for the next five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.

Net cash proceeds to us from the Transaction are approximately $1.198 billion, after (i) deductions for the repayment of a $390,000,000 mortgage loan on 666 Fifth Avenue and a $140,000,000 mortgage loan on 655 Fifth Avenue, (ii) anticipated proceeds from a new $500,000,000 mortgage loan on 640 Fifth Avenue, (iii) approximately $26,000,000 used to purchase noncontrolling investors' interests and (iv) approximately $56,000,000 of estimated transaction costs. Until the new mortgage closes, Vornado will retain $500 million of preferred equity interests in addition to the $1.828 billion referenced above.

The Transaction values the Properties at $5.556 billion resulting in a financial statement net gain of approximately $2.6 billion from the Transaction and the related step-up in our basis of the assets to fair value. The net gain will be recognized in our consolidated statements of income for the three months ended June 30, 2019. Our tax gain is approximately $735,000,000. We continue to manage the Properties and share control over major decisions of the joint venture. Accordingly, the Properties will be deconsolidated and the joint venture will be accounted for under the equity method from the date of transfer.

The table below summarizes our effective ownership interests in the Properties transferred to Fifth Avenue and Times Square JV and our preferred equity interests following the Transaction and the anticipated closing of the mortgage loan on 640 Fifth Avenue.

(Amounts in thousands)	Vornado's Effective Ownership Interest Percentage	Vornado's Preferred Equity Interests
Properties transferred to Fifth Avenue and Times Square JV:
640 Fifth Avenue	52.0%	$—
655 Fifth Avenue	50.0%	140,000
666 Fifth Avenue	52.0%	390,000
689 Fifth Avenue	52.0%	130,000
697-703 Fifth Avenue	44.8%	—
1535 Broadway	52.0%	628,875
1540 Broadway	52.0%	538,875
		$1,827,750

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

9.	Properties Held for Sale - continued

The following table summarizes the assets and liabilities associated with the Properties classified as held for sale:

(Amounts in thousands)	Balance as of March 31, 2019

Assets held for sale:
Real estate, net	$2,656,509
Right-of-use asset	49,134
Restricted cash	8,828
Receivable arising from the straight-lining of rents	167,612
Deferred leasing costs, net	70,511
Identified intangible assets, net	74,464
$3,027,058

Liabilities related to assets held for sale:
Mortgages payable, net	$971,618
Lease liability	41,235
Deferred revenue	84,497
$1,097,350

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of March 31, 2019 and December 31, 2018.

(Amounts in thousands)	Balance as of
	March 31, 2019	December 31, 2018
Identified intangible assets:
Gross amount	$131,910	$308,895
Accumulated amortization	(97,749)	(172,114)
Total, net	$34,161	$136,781
Identified intangible liabilities (included in deferred revenue):
Gross amount	$386,512	$503,373
Accumulated amortization	(321,152)	(341,779)
Total, net	$65,360	$161,594

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $6,525,000 and $10,581,000 for the three months ended March 31, 2019 and 2018, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$16,605
2021	11,932
2022	8,800
2023	6,269
2024	2,497

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $3,545,000 and $4,876,000 for the three months ended March 31, 2019 and 2018, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$6,308
2021	4,779
2022	3,049
2023	2,962
2024	2,350

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.	Debt

On February 4, 2019, we completed a $95,700,000 refinancing of 435 Seventh Avenue, a 43,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.30% (3.78% as of March 31, 2019) and matures in 2024. The recourse loan replaces the previous $95,700,000 loan that bore interest at LIBOR plus 2.25% and was scheduled to mature in August 2019.

On February 12, 2019, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot Manhattan property comprised of 859,000 square feet of office space and the 256,000 square foot Manhattan Mall. The interest-only loan carries a rate of LIBOR plus 1.55% (4.03% as of March 31, 2019) and matures in April 2024, with two one-year extension options. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.65% and was scheduled to mature in July 2020.

Senior Unsecured Notes

On March 1, 2019, we called for redemption all of our $400,000,000 5.00% senior unsecured notes. The notes, which were scheduled to mature in January 2022, were redeemed on April 1, 2019 at a redemption price of 105.51% of the principal amount plus accrued interest. In connection therewith, we expensed $22,540,000 relating to debt prepayment costs which is included in "interest and debt expense" on our consolidated statements of income for the three months ended March 31, 2019.

Unsecured Revolving Credit Facility

On March 26, 2019, we increased to $1.5 billion (from $1.25 billion) and extended to March 2024 (as fully extended) from February 2022 one of our two unsecured revolving credit facilities. The interest rate on the extended facility was lowered from LIBOR plus 1.00% to LIBOR plus 0.90%. The facility fee remains unchanged at 20 basis points.

The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at March 31, 2019	Balance as of
		March 31, 2019	December 31, 2018
Mortgages Payable:
Fixed rate	3.52%	$4,610,526	$5,003,465
Variable rate	4.20%	1,945,508	3,212,382
Total	3.72%	6,556,034	8,215,847
Deferred financing costs, net and other		(36,845)	(48,049)
Total, net		$6,519,189	$8,167,798

Unsecured Debt:
Senior unsecured notes	4.21%	$850,000	$850,000
Deferred financing costs, net and other		(4,739)	(5,998)
Senior unsecured notes, net		845,261	844,002

Unsecured term loan	3.87%	750,000	750,000
Deferred financing costs, net and other		(4,924)	(5,179)
Unsecured term loan, net		745,076	744,821

Unsecured revolving credit facilities	3.46%	530,000	80,000

Total, net		$2,120,337	$1,668,823

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

(Amounts in thousands)
Balance, December 31, 2018	$783,562
Net income	12,202
Other comprehensive loss	(1,276)
Distributions	(8,488)
Redemption of Class A units for Vornado common shares, at redemption value	(3,181)
Adjustments to carry redeemable Class A units at redemption value	65,818
Other, net	18,448
Balance, March 31, 2019	$867,085

Balance, December 31, 2017	$984,937
Net loss	(1,124)
Other comprehensive income	654
Distributions	(7,906)
Redemption of Class A units for Vornado common shares, at redemption value	(8,392)
Adjustments to carry redeemable Class A units at redemption value	(114,856)
Other, net	3,713
Balance, March 31, 2018	$857,026

As of March 31, 2019 and December 31, 2018, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $862,550,000 and $778,134,000, respectively.

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of March 31, 2019 and December 31, 2018. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Shareholders' Equity/Partners' Capital

The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest for the three months ended March 31, 2019 and 2018.

	Per Share/Unit For the Three Months Ended March 31,
Shares/Units:	2019	2018
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.66	$0.63
Convertible Preferred(1):
6.5% Series A: authorized 83,977 shares/units(2)	0.8125	0.8125
Cumulative Redeemable Preferred(1):
5.70% Series K: authorized 12,000,000 shares/units(3)	0.3563	0.3563
5.40% Series L: authorized 12,000,000 shares/units(3)	0.3375	0.3375
5.25% Series M: authorized 12,780,000 shares/units(3)	0.3281	0.3281
____________________

(1)	Dividends on preferred shares and distributions on preferred units are cumulative and are payable quarterly in arrears.

(2)
Redeemable at the option of Vornado under certain circumstances, at a redemption price of 1.9531 common shares/Class A units per Series A preferred share/unit plus accrued and unpaid dividends/distributions through the date of redemption, or convertible at any time at the option of the holder for 1.9531 common shares/ Class A units per Series A preferred share/unit.

(3)	Redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption.

Accumulated Other Comprehensive (Loss) Income

The following tables set forth the changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	Total	Marketable securities	Pro rata share of nonconsolidated subsidiaries' OCI	Interest rate swaps	Other
For the Three Months Ended March 31, 2019
Balance, December 31, 2018	$7,664	$—	$3,253	$11,759	$(7,348)
Net current period other comprehensive (loss) income	(16,738)	—	(985)	(17,029)	1,276
Amount reclassified from AOCI (1)	(2,311)	—	(2,311)	—	—
Balance, March 31, 2019	$(11,385)	$—	$(43)	$(5,270)	$(6,072)

For the Three Months Ended March 31, 2018
Balance, December 31, 2017	$128,682	$109,554	$3,769	$23,542	$(8,183)
Cumulative effect of accounting change	(108,374)	(109,554)	(1,671)	2,851	—
Net current period other comprehensive income (loss)	9,950	—	346	10,258	(654)
Balance, March 31, 2018	$30,258	$—	$2,444	$36,651	$(8,837)
____________________

(1)	Amount reclassified related to the conversion of our PREIT operating partnership units into common shares.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

14.	Variable Interest Entities ("VIEs")

Unconsolidated VIEs

As of March 31, 2019 and December 31, 2018, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities). As of March 31, 2019 and December 31, 2018, the net carrying amount of our investments in these entities was $213,719,000 and $257,882,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.

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

As of March 31, 2019, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,601,771,000 and $2,381,310,000, respectively. As of December 31, 2018, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,445,436,000 and $2,533,753,000, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of March 31, 2019 and December 31, 2018, respectively.

(Amounts in thousands)	As of March 31, 2019
	Total	Level 1	Level 2	Level 3
Marketable securities	$39,866	$39,866	$—	$—
Real estate fund investments	322,858	—	—	322,858
Deferred compensation plan assets ($8,747 included in restricted cash and $93,176 in other assets)	101,923	64,361	—	37,562
Interest rate swaps (included in other assets)	19,613	—	19,613	—
Total assets	$484,260	$104,227	$19,613	$360,420

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	24,851	—	24,851	—
Total liabilities	$75,412	$50,561	$24,851	$—

(Amounts in thousands)	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Marketable securities	$152,198	$152,198	$—	$—
Real estate fund investments	318,758	—	—	318,758
Deferred compensation plan assets ($8,402 included in restricted cash and $88,122 in other assets)	96,524	58,716	—	37,808
Interest rate swaps (included in other assets)	27,033	—	27,033	—
Total assets	$594,513	$210,914	$27,033	$356,566

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	15,236	—	15,236	—
Total liabilities	$65,797	$50,561	$15,236	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

As of March 31, 2019, we had four real estate fund investments with an aggregate fair value of $322,858,000, or $6,706,000 below our cost. These investments are classified as Level 3.

Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments as of March 31, 2019 and December 31, 2018.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Discount rates	10.0% to 15.0%	10.0% to 15.0%	13.4%	13.4%
Terminal capitalization rates	5.5% to 7.7%	5.4% to 7.7%	5.8%	5.7%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$318,758	$354,804
Purchases/additional fundings	4,000	2,950
Net unrealized gain on held investments	100	—
Dispositions	—	(20,291)
Net realized loss on exited investments	—	(911)
Ending balance	$322,858	$336,552

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Deferred Compensation Plan Assets

Deferred compensation plan assets that are classified as Level 3 consist of investments in limited partnerships and investment funds, which are managed by third parties. We receive quarterly financial reports from a third-party administrator, which are compiled from the quarterly reports provided to them from each limited partnership and investment fund. The quarterly reports provide net asset values on a fair value basis which are audited by independent public accounting firms on an annual basis. The period of time over which these underlying assets are expected to be liquidated is unknown. The third party administrator does not adjust these values in determining our share of the net assets and we do not adjust these values when reported in our consolidated financial statements.

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Beginning balance	$37,808	$40,128
Sales	(2,114)	(1,635)
Purchases	908	14
Realized and unrealized gains	523	678
Other, net	437	300
Ending balance	$37,562	$39,485

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets required to be measured for impairment at December 31, 2018. The fair values of real estate assets required to be measured for impairment were determined using comparable sales activity. There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of March 31, 2019.

(Amounts in thousands)	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Real estate asset	$14,971	$—	$—	$14,971

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair values of our secured and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2019 and December 31, 2018.

(Amounts in thousands)	As of March 31, 2019			As of December 31, 2018
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$207,481		$207,000	$261,981		$262,000
Debt:
Mortgages payable	$6,556,034		$6,565,000	$8,215,847		$8,179,000
Senior unsecured notes	850,000		868,000	850,000		847,000
Unsecured term loan	750,000		750,000	750,000		750,000
Unsecured revolving credit facilities	530,000		530,000	80,000		80,000
Total	$8,686,034	(1)	$8,713,000	$9,895,847	(1)	$9,856,000

____________________

(1)	Excludes $46,508 and $59,226 of deferred financing costs, net and other as of March 31, 2019 and December 31, 2018, respectively.

16.	Stock-based Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides the Compensation Committee of Vornado's Board of Trustees (the “Committee”) the ability to grant incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units ("OP units"), out-performance plan awards ("OPPs"), appreciation-only long-term incentive plan units (“AO LTIP Units”) and Performance Conditioned Appreciation-Only Long-Term Incentive Plan Units ("Performance Conditioned AO LTIP Units") to certain of our employees and officers. We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expenses on our consolidated statements of income, was $31,654,000 and $13,669,000 for the three months ended March 31, 2019 and 2018, respectively. General and administrative expense for the three months ended March 31, 2019 includes $16,211,000 of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement to participants who have reached 65 years of age. The right to sell such awards remains subject to original terms of grant. The increase in expense in the first quarter of 2019 will be completely offset by lower non-cash stock-based compensation expense of $2,578,000 in each of the second, third and fourth quarters of 2019 and $8,477,000 thereafter.

Performance Conditioned AO LTIP Units

On January 14, 2019, the Committee approved the issuance of Performance Conditioned AO LTIP Units pursuant to the Plan to our named executive officers in our 2019 proxy statement ("NEOs"). Performance Conditioned AO LTIP Units are AO LTIP Units that require the achievement of certain performance conditions by a specified date or they are forfeited. The performance based condition is met if Vornado common shares trade at or above 110% of the $64.48 grant price per share for any 20 consecutive days on or before the fourth anniversary following the date of grant. If the performance conditions are not met, the awards are forfeited. If the performance conditions are met, once vested, the awards may be converted into Class A Operating Partnership units in the same manner as AO LTIP Units until ten years from the date of grant. The fair value of the Performance Conditioned AO LTIP Units on the date of grant was $8,983,000, of which $7,481,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible. The remaining $1,502,000 is being amortized into expense over a four-year period from the date of grant using a graded vesting attribution model.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Interest and Other Investment Income (Loss), Net

The following table sets forth the details of interest and other investment income (loss), net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Increase (decrease) in fair value of marketable securities:
Lexington (see page 24 for details)	$16,068	$(32,875)
PREIT (see page 24 for details)	(15,649)	—
Other	42	(111)
	461	(32,986)
Interest on cash and cash equivalents and restricted cash	2,067	3,557
Interest on loans receivable	1,606	743
Dividends on marketable securities	—	3,353
Other, net	911	949
	$5,045	$(24,384)

18.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Interest expense(1)	$117,647	$94,788
Capitalized interest and debt expense	(23,325)	(14,726)
Amortization of deferred financing costs	8,141	8,104
	$102,463	$88,166

____________________

(1)	Includes $22,540 debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured notes which were scheduled to mature in January 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

19.	Income (Loss) Per Share/Income (Loss) Per Class A Unit

Vornado Realty Trust

The following table provides a reconciliation of both net income attributable to Vornado and the number of common shares used in the computation of (i) basic income (loss) per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and (ii) diluted income (loss) per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our Series A convertible preferred shares, employee stock options, restricted stock awards, OP Performance Units, AO LTIP Units, Performance Conditioned AO LTIP Units and OPPs.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2019	2018
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$194,150	$10,021
Loss from discontinued operations, net of income attributable to noncontrolling interests	(128)	(341)
Net income attributable to Vornado	194,022	9,680
Preferred share dividends	(12,534)	(13,035)
Preferred share issuance costs	—	(14,486)
Net income (loss) attributable to common shareholders	181,488	(17,841)
Earnings allocated to unvested participating securities	(19)	(11)
Numerator for basic income (loss) per share	181,469	(17,852)
Impact of assumed conversions:
Convertible preferred share dividends	15	—
Numerator for diluted income (loss) per share	$181,484	$(17,852)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	190,689	190,081
Effect of dilutive securities(1):
Employee stock options and restricted share awards	271	—
Convertible preferred shares	36	—
Denominator for diluted income (loss) per share – weighted average shares and assumed conversions	190,996	190,081

INCOME (LOSS) PER COMMON SHARE – BASIC:
Income (loss) from continuing operations, net	$0.95	$(0.09)
Net income (loss) per common share	$0.95	$(0.09)

INCOME (LOSS) PER COMMON SHARE – DILUTED:
Income (loss) from continuing operations, net	$0.95	$(0.09)
Net income (loss) per common share	$0.95	$(0.09)
____________________

(1)
The effect of dilutive securities for the three months ended March 31, 2019 and 2018 excludes an aggregate of 12,525 and 13,334 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

19.	Income (Loss) Per Share/Income (Loss) Per Class A Unit - continued

Vornado Realty L.P.

The following table provides a reconciliation of both net income attributable to Vornado Realty L.P. and the number of Class A units used in the computation of (i) basic income (loss) per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income (loss) per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options, Vornado restricted stock awards, OP Units, AO LTIP Units, Performance Conditioned AO LTIP Units and OPPs.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2019	2018
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests in consolidated subsidiaries	$206,361	$8,919
Loss from discontinued operations	(137)	(363)
Net income attributable to Vornado Realty L.P.	206,224	8,556
Preferred unit distributions	(12,575)	(13,084)
Preferred unit issuance costs	—	(14,486)
Net income (loss) attributable to Class A unitholders	193,649	(19,014)
Earnings allocated to unvested participating securities	(1,147)	(771)
Numerator for basic income (loss) per Class A unit	192,502	(19,785)
Impact of assumed conversions:
Convertible preferred unit distributions	15	—
Numerator for diluted income (loss) per Class A unit	$192,517	$(19,785)

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	202,772	201,929
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	536	—
Convertible preferred units	36	—
Denominator for diluted income (loss) per Class A unit – weighted average units and assumed conversions	203,344	201,929

INCOME (LOSS) PER CLASS A UNIT – BASIC:
Income (loss) from continuing operations, net	$0.95	$(0.10)
Net income (loss) per Class A unit	$0.95	$(0.10)

INCOME (LOSS) PER CLASS A UNIT – DILUTED:
Income (loss) from continuing operations, net	$0.95	$(0.10)
Net income (loss) per Class A unit	$0.95	$(0.10)
____________________

(1)
The effect of dilutive securities for the three months ended March 31, 2019 and 2018 excludes an aggregate of 177 and 1,446 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Leases

As lessor

We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rent payable monthly in advance. Office building leases generally require tenants to reimburse us for operating costs and real estate taxes above their base year costs. Certain leases provide for pass-through to tenants for their share of real estate taxes, insurance and common area maintenance. Certain leases also require additional variable rent payments based on a percentage of the tenants’ sales. None of our tenants accounted for more than 10% of total revenues for the three months ended March 31, 2019 and 2018. We have elected to account for lease revenues (including base and variable rent) and the reimbursement of common area maintenance expenses as a single lease component recorded as "rental revenues" on our consolidated statements of income. As of March 31, 2019, under ASC 842, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of March 31, 2019
For the remainder of 2019	$1,977,372
For the year ended December 31,
2020	1,525,340
2021	1,492,760
2022	1,433,740
2023	1,298,470
2024	1,080,729
Thereafter	4,929,317

As of December 31, 2018, under ASC 840, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2018
For the year ended December 31,
2019	$1,547,162
2020	1,510,097
2021	1,465,024
2022	1,407,615
2023	1,269,141
Thereafter	5,832,467

The components of lease revenues for the three months ended March 31, 2019 were as follows:

(Amounts in thousands)	For the Three Months Ended March 31, 2019
Fixed lease revenues	$414,877
Variable lease revenues	72,429
Lease revenues	$487,306

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.    Leases - continued
As lessee
We have a number of ground leases which are classified as operating leases. On January 1, 2019, we recorded $526,866,000 of ROU assets and lease liabilities. Our ROU assets were reduced by $37,269,000 of accrued rent expense reclassified from “other liabilities” and $4,267,000 of acquired above-market lease liabilities, net, reclassified from “deferred revenue” and increased by $23,665,000 of acquired below-market lease assets, net, reclassified from “identified intangible assets, net of accumulated amortization” and $1,584,000 of prepaid lease payments reclassified from "other assets." As of March 31, 2019, our ROU assets and lease liabilities were $457,662,000 and $484,173,000, respectively.

The discount rate applied to measure each ROU asset and lease liability is based on our incremental borrowing rate ("IBR"). We consider the general economic environment and our credit rating and factor in various financing and asset specific adjustments to ensure the IBR is appropriate to the intended use of the underlying lease. As we did not elect to apply hindsight, lease term assumptions determined under ASC 840 were carried forward and applied in calculating the lease liabilities recorded under ASC 842. Certain of our ground leases offer renewal options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the corresponding lease liability and ROU asset.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2019:

(Amounts in thousands)	As of March 31, 2019
Weighted average remaining lease term (in years)	41.55
Weighted average discount rate	4.89%
Cash paid for operating leases	$6,111

We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. Variable lease payments include percentage rent and rent resets based on an index or rate. The following table sets forth the details of rent expense for the three months ended March 31, 2019:

(Amounts in thousands)	For the Three Months Ended March 31, 2019
Fixed rent expense	$10,626
Variable rent expense	620
Rent expense	$11,246

As of March 31, 2019, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of March 31, 2019
For the remainder of 2019	$20,361
For the year ended December 31,
2020	28,352
2021	28,745
2022	29,646
2023	30,061
2024	30,495
Thereafter	1,037,252
Total undiscounted cash flows	1,204,912
Present value discount	(720,739)
Lease liabilities	$484,173

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.    Leases - continued
As lessee - continued
The future lease payments detailed on the previous page exclude the ground and building lease at the Farley Office and Retail Building (the "Project"). We have a 95% ownership interest in a joint venture with the Related Companies ("Related") which was designated by Empire State Development ("ESD"), an entity of New York State, to develop the Project. The Project will include a new Moynihan Train Hall and approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space. The joint venture has a 99-year triple-net lease with ESD for the commercial space at the Project. The lease has not yet commenced since construction of the Project is on-going.
The joint venture has entered into a development agreement with ESD to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture has entered into a design-build contract with Skanska Moynihan Train Hall Builders pursuant to which they will build the Moynihan Train Hall, thereby fulfilling all of the joint venture's obligations to ESD. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB. As a result of our involvement in the construction of the asset, we have been deemed the accounting owner of the property in accordance with ASC 842-40-55. Future undiscounted cash flows for the lease, including fixed payments in lieu of real estate taxes, as of March 31, 2019 were as follows:

(Amounts in thousands)	As of March 31, 2019
For the remainder of 2019	$6,822
For the year ended December 31,
2020	10,402
2021	7,229
2022	7,444
2023	7,809
2024	8,330
Thereafter	519,048

As of December 31, 2018, under ASC 840, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of December 31, 2018
For the year ended December 31,
2019	$46,147
2020	45,258
2021	42,600
2022	43,840
2023	44,747
Thereafter	1,612,627

Certain of our ground leases are subject to fair market rent resets based on a percentage of the appraised value of the underlying assets at specified future dates. Fair market rent resets do not give rise to remeasurement of the related right-of-use assets and lease liabilities. Fair market rent resets, which may be material, will be recognized in the periods in which they are incurred.

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

Our debt instruments, consisting of mortgage loans secured by our properties, senior unsecured notes and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at a reasonable cost in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance or refinance our properties and expand our portfolio.

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

Our mortgage loans are non-recourse to us, except for the mortgage loan secured by 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore is part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of March 31, 2019, the aggregate dollar amount of these guarantees and master leases is approximately $582,000,000.

As of March 31, 2019, $15,365,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

A joint venture in which we own a 95.0% ownership interest was designated by Empire State Development ("ESD"), an entity of New York State, to develop the Farley Office and Retail Building. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.

As of March 31, 2019, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $16,000,000.

As of March 31, 2019, we have construction commitments aggregating approximately $774,000,000.

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

Below is a reconciliation of net income, the most directly comparable GAAP financial measure, to NOI at share and NOI at share - cash basis for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Net income	$213,044	$282

Deduct:
(Income) loss from partially owned entities	(7,320)	9,904
Interest and other investment (income) loss, net	(5,045)	24,384
Net gains on disposition of wholly owned and partially owned assets	(220,294)	—
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(17,312)

Add:
Loss from real estate fund investments	167	8,807
Depreciation and amortization expense	116,709	108,686
General and administrative expense	58,020	42,533
Transaction related costs and other	149	13,156
NOI from partially owned entities	67,402	67,513
Interest and debt expense	102,463	88,166
Loss from discontinued operations	137	363
Income tax expense	29,743	2,554
NOI at share	337,772	349,036
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,181)	(17,948)
NOI at share - cash basis	$332,591	$331,088

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.	Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	New York	Other
Total revenues	$534,668	$443,285	$91,383
Operating expenses	246,895	198,095	48,800
NOI - consolidated	287,773	245,190	42,583
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(11,407)	(5,996)
Add: NOI from partially owned entities	67,402	49,575	17,827
NOI at share	337,772	283,358	54,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,181)	(6,618)	1,437
NOI at share - cash basis	$332,591	$276,740	$55,851

(Amounts in thousands)	For the Three Months Ended March 31, 2018
	Total	New York	Other
Total revenues	$536,437	$448,484	$87,953
Operating expenses	237,602	197,916	39,686
NOI - consolidated	298,835	250,568	48,267
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(11,745)	(5,567)
Add: NOI from partially owned entities	67,513	49,773	17,740
NOI at share	349,036	288,596	60,440
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(17,948)	(17,323)	(625)
NOI at share - cash basis	$331,088	$271,273	$59,815

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of March 31, 2019, the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2019 and 2018, and of changes in equity, and cash flows, for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended; and in our report dated February 11, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of March 31, 2019, the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2019 and 2018, and of changes in equity, and cash flows, for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended; and in our report dated February 11, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 29, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.4% of the common limited partnership interest in the Operating Partnership as of March 31, 2019. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding these factors.

Vornado Realty Trust

Quarter Ended March 31, 2019 Financial Results Summary

Net income attributable to common shareholders for the quarter ended March 31, 2019 was $181,488,000, or $0.95 per diluted share, compared to a net loss of $17,841,000, or $0.09 per diluted share, for the prior year’s quarter. The quarters ended March 31, 2019 and 2018 include certain items that impact the comparability of period to period net income (loss) attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended March 31, 2019 by $156,674,000, or $0.82 per diluted share, and increased net loss attributable to common shareholders by $73,181,000, or $0.38 per diluted share, for the quarter ended March 31, 2018. The decrease in net income attributable to common shareholders was partially due to $16,211,000, or $0.08 per share, of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement to participants who have reached 65 years of age. The right to sell such awards remains subject to original terms of grant. The increase in expense in the first quarter of 2019 will be completely offset by lower non-cash stock-based compensation expense of $2,578,000 in each of the second, third and fourth quarters of 2019 and $8,477,000 thereafter.

Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2019 was $247,684,000, or $1.30 per diluted share, compared to $135,000,000, or $0.71 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2019 and 2018 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2019 by $97,745,000, or $0.51 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions by $37,907,000, or $0.20 per diluted share, for the quarter ended March 31, 2018. The decrease in FFO attributable to common shareholders was partially due to $16,211,000, or $0.08 per share, of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock, as described above.

Overview - continued

The following table reconciles the difference between our net income (loss) attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Certain (income) expense items that impact net income (loss) attributable to common shareholders:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	$(130,954)	$—
Net gain from sale of Urban Edge Properties ("UE") common shares	(62,395)	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	22,540	—
Mark-to-market (increase) decrease in Lexington Realty Trust ("Lexington") common shares (sold on March 1, 2019)	(16,068)	32,875
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (accounted for as a marketable security from March 12, 2019)	15,649	—
Our share of disputed additional New York City transfer taxes based on a Tax Tribunal interpretation	—	23,503
Preferred share issuance costs	—	14,486
Previously capitalized internal leasing costs(1)	—	(1,348)
Other	4,056	8,666
	(167,172)	78,182
Noncontrolling interests' share of above adjustments	10,498	(5,001)
Total of certain (income) expense items that impact net income (loss) attributable to common shareholders	$(156,674)	$73,181
____________________________________________________________

(1)
The three months ended March 31, 2018 have been reduced by $1,348 for previously capitalized internal leasing cost to present 2018 “as adjusted” financial results on a comparable basis with the current year as a result of the January 1, 2019 adoption of a new GAAP accounting standard under which internal leasing costs can no longer be capitalized.

The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(130,954)	$—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	22,540	—
Our share of disputed additional New York City transfer taxes based on a Tax Tribunal interpretation	—	23,503
Preferred share issuance costs	—	14,486
Previously capitalized internal leasing costs(1)	—	(1,348)
Other	4,110	3,607
	(104,304)	40,248
Noncontrolling interests' share of above adjustments	6,559	(2,341)
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(97,745)	$37,907
____________________________________________________________

(1)
The three months ended March 31, 2018 have been reduced by $1,348 for previously capitalized internal leasing cost to present 2018 “as adjusted” financial results on a comparable basis with the current year as a result of the January 1, 2019 adoption of a new GAAP accounting standard under which internal leasing costs can no longer be capitalized.

Overview - continued

Vornado Realty Trust and Vornado Realty L.P.

Same Store Net Operating Income (“NOI”) At Share

The percentage (decrease) increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York(1)	theMART		555 California Street
Same store NOI at share % (decrease) increase:
Three months ended March 31, 2019 compared to March 31, 2018	(0.1)%	(0.1)%	(4.3)%		7.3%
Three months ended March 31, 2019 compared to December 31, 2018	1.0%	(3.0)%	106.2%	(2)	3.4%

Same store NOI at share - cash basis % increase (decrease):
Three months ended March 31, 2019 compared to March 31, 2018	3.0%	2.6%	0.9%		15.0%
Three months ended March 31, 2019 compared to December 31, 2018	0.2%	(4.2)%	88.6%	(2)	6.9%
____________________

		Increase
(1)	Excluding Hotel Pennsylvania, same store NOI at share % increase:
	Three months ended March 31, 2019 compared to March 31, 2018	0.5%
	Three months ended March 31, 2019 compared to December 31, 2018	1.2%

	Excluding Hotel Pennsylvania, same store NOI at share - cash basis % increase:
	Three months ended March 31, 2019 compared to March 31, 2018	3.3%
	Three months ended March 31, 2019 compared to December 31, 2018	0.2%

(2)	The three months ended December 31, 2018 includes an additional $12,124,000 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Dispositions

220 Central Park South ("220 CPS")

During the first quarter of 2019, we closed on the sale of 12 condominium units at 220 CPS for net proceeds aggregating $425,484,000 and resulting in a financial statement net gain of $157,899,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $26,945,000 of income tax expense was recognized in our consolidated statements of income. From inception to March 31, 2019, we closed on the sale of 23 units for aggregate net proceeds of $640,260,000 which was used to pay $637,000,000 of the $950,000,000 220 CPS loan.

Lexington Realty Trust ("Lexington")

On March 1, 2019, we sold all of our 18,468,969 common shares of Lexington realizing net proceeds of $167,698,000. For the three months ended March 31, 2019, we recorded a $16,068,000 mark-to-market increase in the fair value of our common shares for the period from January 1, 2019 through the date of sale, which is included in "interest and other investment income (loss), net" on our consolidated statements of income.

Urban Edge Properties ("UE")

On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE, realizing net proceeds of $108,512,000. The sale resulted in a net gain of $62,395,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three months ended March 31, 2019.

Fifth Avenue and Times Square JV

On April 18, 2019 ("Closing Date"), we entered into a transaction agreement (the "Transaction Agreement") with a group of institutional investors (the "Investors"). The Transaction Agreement provides for a series of transactions (collectively, the "Transaction") pursuant to which (i) prior to the Closing Date, the Operating Partnership contributed its interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the “Properties”) to subsidiaries of a newly formed joint venture ("Fifth Avenue and Times Square JV") and (ii) on the Closing Date, transferred a 48.5% common interest in Fifth Avenue and Times Square JV to the Investors. The 48.5% common interest in the joint venture represents an effective 47.2% interest in the Properties. The Properties include approximately 489,000 square feet of retail space, 327,000 square feet of office space, signage associated with 1535 and 1540 Broadway, the parking garage at 1540 Broadway and the theatre at 1535 Broadway.

We retained the remaining 51.5% common interest in Fifth Avenue and Times Square JV which represents an effective 51.0% interest in the Properties and an aggregate $1.828 billion of preferred equity interests in certain of the properties. The preferred equity has an annual coupon of 4.25% for the first five years, increasing to 4.75% for the next five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.

Net cash proceeds to us from the Transaction are approximately $1.198 billion, after (i) deductions for the repayment of a $390,000,000 mortgage loan on 666 Fifth Avenue and a $140,000,000 mortgage loan on 655 Fifth Avenue, (ii) anticipated proceeds from a new $500,000,000 mortgage loan on 640 Fifth Avenue, (iii) approximately $26,000,000 used to purchase noncontrolling investors' interests and (iv) approximately $56,000,000 of estimated transaction costs. Until the new mortgage closes, Vornado will retain $500 million of preferred equity interests in addition to the $1.828 billion referenced above.

The Transaction values the Properties at $5.556 billion resulting in a financial statement net gain of approximately $2.6 billion from the Transaction and the related step-up in our basis of the assets to fair value. The net gain will be recognized in our consolidated statements of income for the three months ended June 30, 2019. Our tax gain is approximately $735,000,000. We continue to manage the Properties and share control over major decisions of the joint venture. Accordingly, the Properties will be deconsolidated and the joint venture will be accounted for under the equity method from the date of transfer. As of March 31, 2019, the assets and liabilities associated with the Properties were classified as “assets held for sale” and “liabilities related to assets held for sale”, respectively, on our consolidated balance sheets.

Overview - continued

Financings

On January 28, 2019, the joint venture, in which we have a 45.1% interest, completed a $167,500,000 refinancing of 61 Ninth Avenue, a 166,000 square foot newly constructed office and retail property in the Meatpacking district of Manhattan which is fully leased to Aetna and Starbucks. The seven-year interest only loan carries a rate of LIBOR plus 1.35% (3.85% as of March 31, 2019) and matures in January 2026. We realized net proceeds of approximately $31,000,000. The loan replaces the previous $90,000,000 construction loan that bore interest at LIBOR plus 3.05% and was scheduled to mature in 2021.

On February 4, 2019, we completed a $95,700,000 refinancing of 435 Seventh Avenue, a 43,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.30% (3.78% as of March 31, 2019) and matures in 2024. The recourse loan replaces the previous $95,700,000 loan that bore interest at LIBOR plus 2.25% and was scheduled to mature in August 2019.

On February 12, 2019, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot Manhattan property comprised of 859,000 square feet of office space and the 256,000 square foot Manhattan Mall. The interest-only loan carries a rate of LIBOR plus 1.55% (4.03% as of March 31, 2019) and matures in April 2024, with two one-year extension options. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.65% and was scheduled to mature in July 2020.

On March 1, 2019, we called for redemption all of our $400,000,000 5.00% senior unsecured notes. The notes, which were scheduled to mature in January 2022, were redeemed on April 1, 2019 at a redemption price of 105.51% of the principal amount plus accrued interest. In connection therewith, we expensed $22,540,000 relating to debt prepayment costs which is included in "interest and debt expense" on our consolidated statements of income for the three months ended March 31, 2019.

On March 26, 2019, we increased to $1.5 billion (from $1.25 billion) and extended to March 2024 (as fully extended) from February 2022 one of our two unsecured revolving credit facilities. The interest rate on the extended facility was lowered from LIBOR plus 1.00% to LIBOR plus 0.90%. The facility fee remains unchanged at 20 basis points.

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

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Three Months Ended March 31, 2019
Total square feet leased	396	49	159	61
Our share of square feet leased:	350	43	159	43
Initial rent(1)	$75.91	$113.37	$46.67	$81.05
Weighted average lease term (years)	9.0	3.4	7.0	5.1
Second generation relet space:
Square feet	312	38	157	43
GAAP basis:
Straight-line rent(2)	$73.27	$116.99	$45.37	$84.32
Prior straight-line rent	$72.64	$114.48	$40.76	$49.92
Percentage increase	0.9%	2.2%	11.3%	68.9%
Cash basis:
Initial rent(1)	$74.43	$115.36	$46.59	$81.05
Prior escalated rent	$73.13	$126.09	$43.85	$58.92
Percentage increase (decrease)	1.8%	(8.5)%	6.2%	37.6%

Tenant improvements and leasing commissions:
Per square foot	$87.05	$20.15	$35.20	$49.14
Per square foot per annum	$9.67	$5.93	$5.03	$9.64
Percentage of initial rent	12.7%	5.2%	10.8%	11.9%
____________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square Footage (in service) and Occupancy as of March 31, 2019

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	19,948	16,641	97.0%
Retail (includes retail properties that are in the base of our office properties)	71	2,621	2,404	97.1%
Residential - 1,683 units	10	1,529	796	96.7%
Alexander's, Inc. ("Alexander's") including 312 residential units	7	2,242	726	97.3%
Hotel Pennsylvania	1	1,400	1,400
		27,740	21,967	97.0%
Other:
theMART	3	3,695	3,686	94.9%
555 California Street	3	1,743	1,220	99.4%
Other	10	2,527	1,192	92.8%
		7,965	6,098

Total square feet as of March 31, 2019		35,705	28,065

Square Footage (in service) and Occupancy as of December 31, 2018

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	19,858	16,632	97.2%
Retail (includes retail properties that are in the base of our office properties)	71	2,648	2,419	97.3%
Residential - 1,687 units	10	1,533	800	96.6%
Alexander's, including 312 residential units	7	2,437	790	91.4%
Hotel Pennsylvania	1	1,400	1,400
		27,876	22,041	97.0%
Other:
theMART	3	3,694	3,685	94.7%
555 California Street	3	1,743	1,220	99.4%
Other	10	2,522	1,187	92.8%
		7,959	6,092

Total square feet as of December 31, 2018		35,835	28,133

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the three months ended March 31, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 3 - Recently Issued Accounting Literature and Note 20 - Leases to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Literature

Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

Net Operating Income At Share by Segment for the Three Months Ended March 31, 2019 and 2018

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

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	New York	Other
Total revenues	$534,668	$443,285	$91,383
Operating expenses	246,895	198,095	48,800
NOI - consolidated	287,773	245,190	42,583
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(11,407)	(5,996)
Add: NOI from partially owned entities	67,402	49,575	17,827
NOI at share	337,772	283,358	54,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,181)	(6,618)	1,437
NOI at share - cash basis	$332,591	$276,740	$55,851

(Amounts in thousands)	For the Three Months Ended March 31, 2018
	Total	New York	Other
Total revenues	$536,437	$448,484	$87,953
Operating expenses	237,602	197,916	39,686
NOI - consolidated	298,835	250,568	48,267
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,312)	(11,745)	(5,567)
Add: NOI from partially owned entities	67,513	49,773	17,740
NOI at share	349,036	288,596	60,440
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(17,948)	(17,323)	(625)
NOI at share - cash basis	$331,088	$271,273	$59,815

Net Operating Income At Share by Segment for the Three Months Ended March 31, 2019 and 2018 - continued

The elements of our New York and Other NOI at share for the three months ended March 31, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
New York:
Office	$183,540	$187,156
Retail	88,267	87,909
Residential	6,045	6,141
Alexander's	11,322	11,575
Hotel Pennsylvania	(5,816)	(4,185)
Total New York	283,358	288,596

Other:
theMART	23,523	26,875
555 California Street	14,501	13,511
Other investments(1)	16,390	20,054
Total Other	54,414	60,440

NOI at share	$337,772	$349,036
___________________

(1)	The three months ended March 31, 2018 includes $5,273 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018).

The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
New York:
Office	$184,370	$178,199
Retail	80,936	79,589
Residential	5,771	5,599
Alexander's	11,527	12,039
Hotel Pennsylvania	(5,864)	(4,153)
Total New York	276,740	271,273

Other:
theMART	24,912	27,079
555 California Street	14,745	12,826
Other investments(1)	16,194	19,910
Total Other	55,851	59,815

NOI at share - cash basis	$332,591	$331,088
___________________

(1)	The three months ended March 31, 2018 includes $5,180 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018).

Reconciliation of Net Income to Net Operating Income At Share for the Three Months Ended March 31, 2019 and 2018

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Net income	$213,044	$282

Deduct:
(Income) loss from partially owned entities	(7,320)	9,904
Interest and other investment (income) loss, net	(5,045)	24,384
Net gains on disposition of wholly owned and partially owned assets	(220,294)	—
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(17,312)

Add:
Loss from real estate fund investments	167	8,807
Depreciation and amortization expense	116,709	108,686
General and administrative expense	58,020	42,533
Transaction related costs and other	149	13,156
NOI from partially owned entities	67,402	67,513
Interest and debt expense	102,463	88,166
Loss from discontinued operations	137	363
Income tax expense	29,743	2,554
NOI at share	337,772	349,036
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(5,181)	(17,948)
NOI at share - cash basis	$332,591	$331,088

NOI At Share by Region

Below is a summary of the percentages of NOI at share by geographic region for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
Region:
New York City metropolitan area	88%	88%
Chicago, IL	7%	8%
San Francisco, CA	5%	4%
	100%	100%

Results of Operations – Three Months Ended March 31, 2019 Compared to March 31, 2018

Revenues
Our revenues, which consist of rental revenues and fee and other income, were $534,668,000 for the three months ended March 31, 2019 compared to $536,437,000 for the prior year’s quarter, a decrease of $1,769,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(2,249)	$(1,962)	$(287)
Development and redevelopment	(1,793)	(1,859)	66
Hotel Pennsylvania	(1,869)	(1,869)	—
Trade shows	(2,075)	—	(2,075)
Same store operations	7,443	(509)	7,952
	(543)	(6,199)	5,656
Fee and other income:
BMS cleaning fees	1,430	1,604	(174)
Management and leasing fees	(527)	(230)	(297)
Lease termination fees	217	180	37
Other income	(2,346)	(554)	(1,792)
	(1,226)	1,000	(2,226)

Total (decrease) increase in revenues	$(1,769)	$(5,199)	$3,430
Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs and other, were $427,206,000 for the three months ended March 31, 2019, compared to $401,573,000 for the prior year’s quarter, an increase of $25,633,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$287		$287		$—
Development and redevelopment	(586)		(762)		176
Non-reimbursable expenses	(3,591)		(3,812)		221
Hotel Pennsylvania	(232)		(232)		—
Trade shows	140		—		140
BMS expenses	1,697		1,697		—
Same store operations	11,578		3,001		8,577
	9,293		179		9,114
Depreciation and amortization:
Acquisitions, dispositions and other	72		72		—
Development and redevelopment	(1,693)		(1,710)		17
Same store operations	9,644		9,299		345
	8,023		7,661		362

General and administrative	15,487	(1)	5,448		10,039

Expense from deferred compensation plan liability	5,837		—		5,837

Transaction related costs and other	(13,007)		(13,103)	(2)	96

Total increase in expenses	$25,633		$185		$25,448
___________________

(1)
Primarily due to $16,211 of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement to participants who have reached 65 years of age. The right to sell such awards remains subject to original terms of grant. The increase in expense in the first quarter of 2019 will be completely offset by lower non-cash stock-based compensation expense of $2,578 in each of the second, third and fourth quarters of 2019 and $8,477 thereafter.

(2)
Disputed additional New York City real property transfer tax ("Transfer Tax") related to the December 2012 acquisition of Independence Plaza recorded in the first quarter of 2018. The joint venture, in which we have a 50.1% economic interest, that owns Independence Plaza recorded this expense based on the precedent established by the New York City Tax Appeals Tribunal (the "Tax Tribunal") decision regarding One Park Avenue. See Note 5 - Real Estate Fund Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding this matter.

Results of Operations – Three Months Ended March 31, 2019 Compared to March 31, 2018 - continued

Income (Loss) from Partially Owned Entities

Below are the components of income (loss) from partially owned entities for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	Ownership Percentage at March 31, 2019	For the Three Months Ended March 31,
		2019	2018
Our share of net income (loss):
Alexander's(1)	32.4%	$6,774	$(2,001)
Partially owned office buildings(2)	Various	106	(4,283)
Other investments(3)	Various	440	(3,620)
		$7,320	$(9,904)
____________________

(1)
2018 includes our $7,708 share of Alexander’s disputed additional Transfer Tax related to the November 2012 sale of Kings Plaza Regional Shopping Center. Alexander's recorded this expense based on the precedent established by the Tax Tribunal decision regarding One Park Avenue. See Note 5 - Real Estate Fund Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding this matter.

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street, 85 Tenth Avenue and others. 2018 includes our $4,978 share of disputed additional Transfer Tax related to the March 2011 acquisition of One Park Avenue. See Note 5 - Real Estate Fund Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding this matter.

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019) and others.

Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019	2018
Net investment (loss) income	$(267)	$2,734
Net unrealized gain on held investments	100	—
Transfer Tax	—	(10,630)
Net realized loss on exited investments	—	(911)
Loss from real estate fund investments	(167)	(8,807)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(2,737)	5,369
Loss from real estate fund investments attributable to the Operating Partnership	(2,904)	(3,438)
Less loss attributable to noncontrolling interests in the Operating Partnership	182	212
Loss from real estate fund investments attributable to Vornado	$(2,722)	$(3,226)

Interest and Other Investment Income (Loss), net

Below are the components of interest and other investment income (loss), net for the three months ended March 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended March 31,
	2019		2018
Interest on cash and cash equivalents and restricted cash	$2,067		$3,557
Interest on loans receivable	1,606		743
Increase (decrease) in fair value of marketable securities	461	(1)	(32,986)	(2)
Dividends on marketable securities	—		3,353
Other, net	911		949
	$5,045		$(24,384)
____________________

(1)
Primarily due to a $16,068 mark-to-market increase in fair value of our Lexington common shares through March 1, 2019, the date of sale of our investment, partially offset by a $15,649 decrease in the value of our investment in PREIT.

(2)	Primarily due to a $32,875 mark-to-market decrease in fair value of our Lexington common shares.

Results of Operations – Three Months Ended March 31, 2019 Compared to March 31, 2018 - continued

Interest and Debt Expense

Interest and debt expense for the three months ended March 31, 2019 was $102,463,000 compared to $88,166,000 for the prior year’s quarter, an increase of $14,297,000. This increase resulted primarily due to (i) $22,540,000 of debt prepayment costs relating to redemption of our $400,000,000 5.00% senior unsecured notes and (ii) $4,897,000 of higher interest expense resulting from higher average interest rates on our variable rate loans, partially offset by (iii) $8,599,000 higher capitalized interest and debt expense and (iv) $4,640,000 lower capital lease interest.

Net Gains on Disposition of Wholly Owned and Partially Owned Assets

Net gains on disposition of wholly owned and partially owned assets for the three months ended March 31, 2019 were $220,294,000, due to (i) $157,899,000 of net gains on sale of 220 CPS condominium units and (ii) $62,395,000 net gain from the sale of all our UE partnership units.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 was $29,743,000 compared to $2,554,000 for the prior year’s quarter, an increase of $27,189,000. This increase resulted primarily from $26,945,000 of income tax expense on the sale of 220 CPS condominium units in the three months ended March 31, 2019.

Loss from Discontinued Operations

Loss from discontinued operations for the three months ended March 31, 2019 was $137,000 compared to $363,000 for the prior year’s quarter, a decrease of $226,000.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $6,820,000 for the three months ended March 31, 2019, compared to a loss of $8,274,000 for the prior year’s quarter, an increase in income of $15,094,000. This increase resulted primarily from $6,538,000 of disputed additional Transfer Tax allocated to noncontrolling interests related to the December 2012 acquisition of Independence Plaza and $6,378,000 of disputed additional Transfer Tax allocated to noncontrolling interests of our real estate fund investments related to the March 2011 acquisition of One Park Avenue in the three months ended March 31, 2018.

Net Income (Loss) Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)

Net income attributable to noncontrolling interests in the Operating Partnership was $12,202,000 for the three months ended March 31, 2019, compared to a net loss of $1,124,000 for the prior year’s quarter, an increase in income of $13,326,000. This increase resulted primarily from higher net income subject to allocation to unitholders.

Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $12,534,000 for the three months ended March 31, 2019, compared to $13,035,000 for the prior year’s quarter, a decrease of $501,000.

Preferred Unit Distributions of Vornado Realty L.P.

Preferred unit distributions were $12,575,000 for the three months ended March 31, 2019, compared to $13,084,000 for the prior year’s quarter, a decrease of $509,000.

Preferred Share/Unit Issuance Costs

In the three months ended March 31, 2018, we recognized preferred share/unit issuance costs of $14,486,000 representing the write-off of issuance costs upon the redemption of all the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares/units in January 2018.

Results of Operations – Three Months Ended March 31, 2019 Compared to March 31, 2018 - continued

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

Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2019 compared to March 31, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended March 31, 2019	$337,772	$283,358		$23,523	$14,501	$16,390
Less NOI at share from:
Acquisitions	(227)	(227)		—	—	—
Dispositions	2	2		—	—	—
Development properties	(11,710)	(11,710)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	1,902	1,902		—	—	—
Other non-same store income, net	(18,779)	(558)		(1,831)	—	(16,390)
Same store NOI at share for the three months ended March 31, 2019	$308,960	$272,767		$21,692	$14,501	$—

NOI at share for the three months ended March 31, 2018	$349,036	$288,596		$26,875	$13,511	$20,054
Less NOI at share from:
Acquisitions	(121)	(121)		—	—	—
Dispositions	(62)	(62)		—	—	—
Development properties	(13,686)	(13,686)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	(1,127)	(1,127)		—	—	—
Other non-same store income, net	(24,805)	(551)		(4,200)	—	(20,054)
Same store NOI at share for the three months ended March 31, 2018	$309,235	$273,049		$22,675	$13,511	$—

(Decrease) increase in same store NOI at share for the three months ended March 31, 2019 compared to March 31, 2018	$(275)	$(282)		$(983)	$990	$—

% (decrease) increase in same store NOI at share	(0.1)%	(0.1)%	(1)	(4.3)%	7.3%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 0.5%.

Results of Operations – Three Months Ended March 31, 2019 Compared to March 31, 2018 - continued

Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2019 compared to March 31, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2019	$332,591	$276,740		$24,912	$14,745	$16,194
Less NOI at share - cash basis from:
Acquisitions	(228)	(228)		—	—	—
Dispositions	2	2		—	—	—
Development properties	(14,286)	(14,286)		—	—	—
Lease termination income	(429)	(429)		—	—	—
Other non-same store income, net	(18,585)	(560)		(1,831)	—	(16,194)
Same store NOI at share - cash basis for the three months ended March 31, 2019	$299,065	$261,239		$23,081	$14,745	$—

NOI at share - cash basis for the three months ended March 31, 2018	$331,088	$271,273		$27,079	$12,826	$19,910
Less NOI at share - cash basis from:
Acquisitions	(121)	(121)		—	—	—
Dispositions	(65)	(65)		—	—	—
Development properties	(14,945)	(14,945)		—	—	—
Lease termination income	(1,061)	(1,061)		—	—	—
Other non-same store income, net	(24,661)	(551)		(4,200)	—	(19,910)
Same store NOI at share - cash basis for the three months ended March 31, 2018	$290,235	$254,530		$22,879	$12,826	$—

Increase (decrease) in same store NOI at share - cash basis for the three months ended March 31, 2019 compared to March 31, 2018	$8,830	$6,709		$202	$1,919	$—

% increase (decrease) in same store NOI at share - cash basis	3.0%	2.6%	(1)	0.9%	15.0%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 3.3%.

SUPPLEMENTAL INFORMATION

Net Operating Income At Share by Segment for the Three Months Ended March 31, 2019 and December 31, 2018

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

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2019 and December 31, 2018.

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	New York	Other
Total revenues	$534,668	$443,285	$91,383
Operating expenses	246,895	198,095	48,800
NOI - consolidated	287,773	245,190	42,583
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(11,407)	(5,996)
Add: NOI from partially owned entities	67,402	49,575	17,827
NOI at share	337,772	283,358	54,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,181)	(6,618)	1,437
NOI at share - cash basis	$332,591	$276,740	$55,851

(Amounts in thousands)	For the Three Months Ended December 31, 2018
	Total	New York	Other
Total revenues	$543,417	$466,554	$76,863
Operating expenses	254,320	206,696	47,624
NOI - consolidated	289,097	259,858	29,239
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(19,771)	(13,837)	(5,934)
Add: NOI from partially owned entities	60,205	49,178	11,027
NOI at share	329,531	295,199	34,332
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,532)	(6,266)	734
NOI at share - cash basis	$323,999	$288,933	$35,066

SUPPLEMENTAL INFORMATION - CONTINUED

Net Operating Income At Share by Segment for the Three Months Ended March 31, 2019 and December 31, 2018 - continued

The elements of our New York and Other NOI at share for the three months ended March 31, 2019 and December 31, 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	March 31, 2019	December 31, 2018
New York:
Office	$183,540	$186,832
Retail	88,267	85,549
Residential	6,045	5,834
Alexander's	11,322	11,023
Hotel Pennsylvania	(5,816)	5,961
Total New York	283,358	295,199

Other:
theMART	23,523	10,981	(1)
555 California Street	14,501	14,005
Other investments	16,390	9,346
Total Other	54,414	34,332

NOI at share	$337,772	$329,531
___________________

(1)	The three months ended December 31, 2018 includes an additional $12,124 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2019 and December 31, 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	March 31, 2019	December 31, 2018
New York:
Office	$184,370	$185,624
Retail	80,936	80,515
Residential	5,771	5,656
Alexander's	11,527	11,129
Hotel Pennsylvania	(5,864)	6,009
Total New York	276,740	288,933

Other:
theMART	24,912	12,758	(1)
555 California Street	14,745	13,784
Other investments	16,194	8,524
Total Other	55,851	35,066

NOI at share - cash basis	$332,591	$323,999
___________________

(1)	The three months ended December 31, 2018 includes an additional $12,124 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of Net Income to Net Operating Income At Share for the Three Months Ended March 31, 2019 and December 31, 2018

(Amounts in thousands)	For the Three Months Ended
	March 31, 2019	December 31, 2018
Net income	$213,044	$97,821

Deduct:
Income from partially owned entities	(7,320)	(3,090)
Interest and other investment income, net	(5,045)	(7,656)
Net gains on disposition of wholly owned and partially owned assets	(220,294)	(81,203)
Purchase price fair value adjustment	—	(44,060)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(19,771)

Add:
Loss from real estate fund investments	167	51,258
Depreciation and amortization expense	116,709	112,869
General and administrative expense	58,020	32,934
Transaction related costs, impairment loss and other	149	14,637
NOI from partially owned entities	67,402	60,205
Interest and debt expense	102,463	83,175
Loss (income) from discontinued operations	137	(257)
Income tax expense	29,743	32,669
NOI at share	337,772	329,531
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,181)	(5,532)
NOI at share - cash basis	$332,591	$323,999

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended March 31, 2019 Compared to December 31, 2018

Same Store Net Operating Income At Share

Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2019 compared to December 31, 2018.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share for the three months ended March 31, 2019	$337,772	$283,358		$23,523		$14,501	$16,390
Less NOI at share from:
Dispositions	2	2		—		—	—
Development properties	(11,710)	(11,710)		—		—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	1,902	1,902		—		—	—
Other non-same store income, net	(18,780)	(559)		(1,831)		—	(16,390)
Same store NOI at share for the three months ended March 31, 2019	$309,186	$272,993		$21,692		$14,501	$—

NOI at share for the three months ended December 31, 2018	$329,531	$295,199		$10,981		$14,005	$9,346
Less NOI at share from:
Dispositions	19	19		—		—	—
Development properties	(12,986)	(13,000)		—		14	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	(95)	368		(463)		—	—
Other non-same store income, net	(10,414)	(1,068)		—		—	(9,346)
Same store NOI at share for the three months ended December 31, 2018	$306,055	$281,518		$10,518		$14,019	$—

Increase (decrease) in same store NOI at share for the three months ended March 31, 2019 compared to December 31, 2018	$3,131	$(8,525)		$11,174		$482	$—

% increase (decrease) in same store NOI at share	1.0%	(3.0)%	(1)	106.2%	(2)	3.4%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 1.2%.

(2)	The three months ended December 31, 2018 includes an additional $12,124 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended March 31, 2019 Compared to December 31, 2018 - continued

Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2019 compared to December 31, 2018.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2019	$332,591	$276,740		$24,912		$14,745	$16,194
Less NOI at share - cash basis from:
Dispositions	2	2		—		—	—
Development properties	(14,286)	(14,286)		—		—	—
Lease termination income	(429)	(429)		—		—	—
Other non-same store income, net	(18,585)	(560)		(1,831)		—	(16,194)
Same store NOI at share - cash basis for the three months ended March 31, 2019	$299,293	$261,467		$23,081		$14,745	$—

NOI at share - cash basis for the three months ended December 31, 2018	$323,999	$288,933		$12,758		$13,784	$8,524
Less NOI at share - cash basis from:
Dispositions	19	19		—		—	—
Development properties	(15,041)	(15,055)		—		14	—
Lease termination income	(563)	(43)		(520)		—	—
Other non-same store income, net	(9,590)	(1,066)		—		—	(8,524)
Same store NOI at share - cash basis for the three months ended December 31, 2018	$298,824	$272,788		$12,238		$13,798	$—

Increase (decrease) in same store NOI at share - cash basis for the three months ended March 31, 2019 compared to December 31, 2018	$469	$(11,321)		$10,843		$947	$—

% increase (decrease) in same store NOI at share - cash basis	0.2%	(4.2)%	(1)	88.6%	(2)	6.9%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 0.2%.

(2)	The three months ended December 31, 2018 includes an additional $12,124 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

Liquidity and Capital Resources

Rental revenue is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.

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

Cash Flows for the Three Months Ended March 31, 2019 and 2018

Our cash flow activities for the three months ended March 31, 2019 and 2018 are summarized as follows:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2019	2018
Net cash provided by operating activities	$64,118	$265,418	$(201,300)
Net cash provided by (used in) investing activities	403,294	(190,620)	593,914
Net cash used in financing activities	(274,683)	(571,542)	296,859

Cash and cash equivalents and restricted cash was $909,634,000 at March 31, 2019, a $192,729,000 increase from the balance at December 31, 2018.

Net cash provided by operating activities of $64,118,000 for the three months ended March 31, 2019 was comprised of $150,228,000 of cash from operations, including distributions of income from partially owned entities of $14,316,000, and a net decrease of $86,110,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

The following table details the cash provided by (used in) investing activities for the three months ended March 31, 2019 and 2018:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2019	2018
Proceeds from sale of condominium units at 220 Central Park South	$425,484	$—	$425,484
Proceeds from sales of marketable securities	167,755	—	167,755
Development costs and construction in progress	(143,302)	(86,808)	(56,494)
Moynihan Train Hall expenditures	(123,533)	—	(123,533)
Proceeds from sale of real estate and related investment	108,512	—	108,512
Additions to real estate	(55,759)	(54,284)	(1,475)
Distributions of capital from partially owned entities	24,851	2,086	22,765
Investments in partially owned entities	(918)	(7,519)	6,601
Proceeds from repayments of loans receivable	204	—	204
Acquisitions of real estate and other	—	(44,095)	44,095
Net cash provided by (used in) investing activities	$403,294	$(190,620)	$593,914

Liquidity and Capital Resources - continued

Cash Flows for the Three Months Ended March 31, 2019 and 2018 - continued

The following table details the cash used in financing activities for the three months ended March 31, 2019 and 2018:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2019	2018
Repayments of borrowings	$(686,555)	$(144,822)	$(541,733)
Proceeds from borrowings	456,741	185,701	271,040
Dividends paid on common shares/Distributions to Vornado	(125,876)	(119,764)	(6,112)
Moynihan Train Hall reimbursement from Empire State Development	123,533	—	123,533
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(16,252)	(13,266)	(2,986)
Dividends paid on preferred shares/Distributions to preferred unitholders	(12,534)	(16,628)	4,094
Debt issuance costs	(10,860)	(3,300)	(7,560)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)	(7,908)
Contributions from noncontrolling interests in consolidated subsidiaries	5,194	8,370	(3,176)
Proceeds received from exercise of Vornado stock options and other	1,511	3,769	(2,258)
Redemption of preferred shares/units	(893)	(470,000)	469,107
Debt prepayment and extinguishment costs	—	(818)	818
Net cash used in financing activities	$(274,683)	$(571,542)	$296,859

Capital Expenditures for the Three Months Ended March 31, 2019

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

Below is a summary of amounts paid for capital expenditures and leasing commissions for the three months ended March 31, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$26,377	$24,106	$2,019	$252
Tenant improvements	9,479	8,462	1,015	2
Leasing commissions	5,122	5,122	—	—
Recurring tenant improvements, leasing commissions and other capital expenditures	40,978	37,690	3,034	254
Non-recurring capital expenditures	12,704	12,622	74	8
Total capital expenditures and leasing commissions	$53,682	$50,312	$3,108	$262

Liquidity and Capital Resources - continued

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2019

Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table on the previous page.

We are constructing a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost of $515.4 million) is estimated to be approximately $1.4 billion, of which $1.3 billion has been expended as of March 31, 2019.

We are developing a 173,000 square foot Class A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% interest). The development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000. As of March 31, 2019, $98,705,000 has been expended, of which our share is $54,288,000.

We are developing a 35,000 square foot office and retail building at 606 Broadway, located on the northeast corner of Broadway and Houston Street in Manhattan (50.0% interest). The development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000. As of March 31, 2019, $53,839,000 has been expended, of which our share is $26,920,000.

We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $46,000,000, of which our share is $32,000,000. As of March 31, 2019, $23,488,000 has been expended, of which our share is $16,442,000.

We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of March 31, 2019, $14,265,000 has been expended, of which our share is $7,133,000.

We are redeveloping PENN1, a 2,543,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be over $200,000,000, of which $41,872,000 has been expended as of March 31, 2019.

We are in the planning phase to redevelop PENN2, a 1,634,000 square foot office building located on the west side of 7th Avenue between 31st and 33rd Street.

Farley Office and Retail Building and Moynihan Train Hall

Our 95.0% joint venture (the remaining 5.0% is owned by the Related Companies ("Related") is developing the Farley Office and Retail Building (the "Project"), which will include approximately 850,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 120,000 square feet of retail space. The total development cost of the Project is estimated to be approximately $800,000,000 (exclusive of a $230,000,000 upfront contribution and net of anticipated historic tax credits). As of March 31, 2019, $207,115,000 has been expended.

The joint venture has entered into a development agreement with Empire State Development (“ESD”), an entity of New York State, to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture has entered into a design-build contract with Skanska Moynihan Train Hall Builders pursuant to which they will build the Moynihan Train Hall, thereby fulfilling all of the joint venture's obligations to ESD. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB. The development expenditures for the Moynihan Train Hall are estimated to be approximately $1.6 billion, which will be funded by governmental agencies. Pursuant to Accounting Standards Codification 842-40-55, the joint venture, which we consolidate on our consolidated balance sheets, is required to recognize all development expenditures for the Moynihan Train Hall. Accordingly, the development expenditures paid for by governmental agencies through March 31, 2019 and December 31, 2018 of $550,996,000 and $445,693,000, respectively, are shown as “Moynihan Train Hall development expenditures” with a corresponding obligation recorded in “Moynihan Train Hall obligation” on our consolidated balance sheets. Upon completion of the development, the "Moynihan Train Hall development expenditures" and the offsetting “Moynihan Train Hall obligation” will be removed from our consolidated balance sheets.

Liquidity and Capital Resources - continued

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2019 - continued

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn District.

There can be no assurance that any of our development or redevelopment projects will commence, or if commenced, be completed, or completed on schedule or within budget.

Below is a summary of amounts paid for development and redevelopment expenditures for the three months ended March 31, 2019. These expenditures include interest and debt expense of $23,325,000, payroll of $4,590,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $13,030,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$54,623	$—	$—	$—	$54,623
Farley Office and Retail Building	51,506	51,506	—	—	—
606 Broadway	4,980	4,980	—	—	—
PENN1	4,941	4,941	—	—	—
345 Montgomery Street	3,250	—	—	3,250	—
1535 Broadway	1,031	1,031	—	—	—
Other	22,971	20,018	686	1,388	879
	$143,302	$82,476	$686	$4,638	$55,502

Capital Expenditures for the Three Months Ended March 31, 2018

Below is a summary of amounts paid for capital expenditures and leasing commissions for the three months ended March 31, 2018.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$20,544	$13,593	$2,517	$4,434
Tenant improvements	20,188	16,323	2,044	1,821
Leasing commissions	7,813	7,813	—	—
Recurring tenant improvements, leasing commissions and other capital expenditures	48,545	37,729	4,561	6,255
Non-recurring capital expenditures	10,699	7,524	—	3,175
Total capital expenditures and leasing commissions	$59,244	$45,253	$4,561	$9,430

Development and Redevelopment Expenditures for the Three Months Ended March 31, 2018

Below is a summary of amounts paid for development and redevelopment expenditures for the three months ended March 31, 2018. These expenditures include interest and debt expense of $14,726,000, payroll of $1,709,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $9,756,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$75,239	$—	$—	$—	$75,239
606 Broadway	4,791	4,791	—	—	—
345 Montgomery Street	2,196	—	—	2,196	—
PENN1	926	926	—	—	—
Other	3,656	3,098	265	134	159
	$86,808	$8,815	$265	$2,330	$75,398

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

Our mortgage loans are non-recourse to us, except for the mortgage loan secured by 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore is part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of March 31, 2019, the aggregate dollar amount of these guarantees and master leases is approximately $582,000,000.

As of March 31, 2019, $15,365,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

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

As of March 31, 2019, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $16,000,000.

As of March 31, 2019, we have construction commitments aggregating approximately $774,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income (Loss) Per Share/Income (Loss) Per Class A Unit, in our consolidated financial statements on page 39 of this Quarterly Report on Form 10-Q.
In accordance with the NAREIT December 2018 restated definition of FFO, we have elected to exclude the mark-to-market adjustments of marketable equity securities from the calculation of FFO. Our FFO for the three months ended March 31, 2018 has been adjusted to exclude the $34,660,000, or $0.17 per share, decrease in fair value of marketable equity securities previously reported.
FFO attributable to common shareholders plus assumed conversions was $247,684,000, or $1.30 per diluted share for the three months ended March 31, 2019, compared to $135,000,000, or $0.71 per diluted share, for the prior year’s three months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2019	2018
Reconciliation of our net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$181,488	$(17,841)
Per diluted share	$0.95	$(0.09)

FFO adjustments:
Depreciation and amortization of real property	$108,483	$100,410
Net gain from sale of UE common shares	(62,395)	—
(Increase) decrease in fair value of marketable securities:
Lexington	(16,068)	32,875
PREIT	15,649	—
Other	(42)	111
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	24,990	28,106
Net gains on sale of real estate	—	(305)
(Increase) decrease in fair value of marketable securities	(12)	1,674
	70,605	162,871
Noncontrolling interests' share of above adjustments	(4,424)	(10,046)
FFO adjustments, net	$66,181	$152,825

FFO attributable to common shareholders	$247,669	$134,984
Convertible preferred share dividends	15	16
FFO attributable to common shareholders plus assumed conversions	$247,684	$135,000
Per diluted share	$1.30	$0.71

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	190,689	190,081
Effect of dilutive securities:
Employee stock options and restricted share awards	271	938
Convertible preferred shares	36	38
Denominator for FFO per diluted share	190,996	191,057

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2019			2018
	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$2,475,508	4.04%	$24,755	$3,292,382	4.31%
Fixed rate	6,210,526	3.65%	—	6,603,465	3.65%
	$8,686,034	3.76%	24,755	$9,895,847	3.87%
Pro rata share of debt of non-consolidated entities(1)(2):
Variable rate	$1,266,752	4.10%	12,668	$1,237,388	4.06%
Fixed rate	1,192,648	4.23%	—	1,382,068	4.19%
	$2,459,400	4.16%	12,668	$2,619,456	4.13%
Noncontrolling interests' share of consolidated subsidiaries			(282)
Total change in annual net income attributable to the Operating Partnership			37,141
Noncontrolling interests’ share of the Operating Partnership			(2,332)
Total change in annual net income attributable to Vornado			$34,809
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.18
Total change in annual net income attributable to Vornado per diluted share			$0.19
____________________
(1) As a result of Toys “R” Us (“Toys”) filing a voluntary petition under chapter 11 of the United States Bankruptcy Code, we determined the Company no longer has the ability to exercise significant influence over Toys. Accordingly, we have excluded our share of Toys debt in 2018. The voluntary petition was declared effective in 2019 and our stock was canceled. As a result we no longer hold an investment in Toys.

(2)
Our pro rata share of debt of non-consolidated entities as of March 31, 2019 and December 31, 2018 is net of our $63,409 share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2019, we have an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (4.09% as of March 31, 2019) to a fixed rate of 3.15% through December 2020; an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (4.23% as of March 31, 2019) to a fixed rate of 2.56% through September 2020; an interest rate swap on a $100,000,000 mortgage loan on 33-00 Northern Boulevard that swapped the rate from LIBOR plus 1.80% (4.30% as of March 31, 2019) to a fixed rate of 4.14% through January 2025; and an interest rate swap on our $750,000,000 unsecured term loan that swapped the rate from LIBOR plus 1.00% (3.50% as of March 31, 2019) to a fixed rate of 3.87% through October 2023.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2019, the estimated fair value of our consolidated debt was $8,713,000,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)

Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, such disclosure controls and procedures were effective.

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

Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)

Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Vornado Realty Trust

None.

Vornado Realty L.P.

During the quarter ended March 31, 2019, we issued 762,145 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $11,670,545 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
10.40	—
Second Amended and Restated Revolving Credit Agreement dated as of March 26, 2019, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks.

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
XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

VORNADO REALTY TRUST
(Registrant)

Date: April 29, 2019	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: April 29, 2019	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)