Form 10-Q
period 2019-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2019-07-29
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2019
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share
Vornado Realty Trust	5.70% Series K	VNO/PK	New York Stock Exchange
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange

As of June 30, 2019, 190,813,470 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 93.1% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:

•	Note 11. Redeemable Noncontrolling Interests/Redeemable Partnership Units

•	Note 12. Shareholders' Equity/Partners' Capital

•	Note 19. Income Per Share/Income Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	June 30, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land	$2,609,869	$3,306,280
Buildings and improvements	7,813,812	10,110,992
Development costs and construction in progress	1,835,054	2,266,491
Moynihan Train Hall development expenditures	665,226	445,693
Leasehold improvements and equipment	118,428	108,427
Total	13,042,389	16,237,883
Less accumulated depreciation and amortization	(2,894,202)	(3,180,175)
Real estate, net	10,148,187	13,057,708
Right-of-use assets	380,214	—
Cash and cash equivalents	922,604	570,916
Restricted cash	154,306	145,989
Marketable securities	41,081	152,198
Tenant and other receivables, net of allowance for doubtful accounts of $4,154 as of December 31, 2018	85,153	73,322
Investments in partially owned entities	4,025,534	858,113
Real estate fund investments	306,596	318,758
220 Central Park South condominium units ready for sale	328,786	99,627
Receivable arising from the straight-lining of rents, net of allowance of $1,644 as of December 31, 2018	749,198	935,131
Deferred leasing costs, net of accumulated amortization of $187,478 and $207,529	357,511	400,313
Identified intangible assets, net of accumulated amortization of $98,187 and $172,114	32,478	136,781
Other assets	382,209	431,938
	$17,913,857	$17,180,794
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$6,256,808	$8,167,798
Senior unsecured notes, net	445,465	844,002
Unsecured term loan, net	745,331	744,821
Unsecured revolving credit facilities	80,000	80,000
Lease liabilities	483,011	—
Moynihan Train Hall obligation	665,226	445,693
Accounts payable and accrued expenses	392,581	430,976
Deferred revenue	66,835	167,730
Deferred compensation plan	99,879	96,523
Other liabilities	320,515	311,806
Total liabilities	9,555,651	11,289,349
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,377,956 and 12,544,477 units outstanding	857,527	778,134
Series D cumulative redeemable preferred units - 141,401 and 177,101 units outstanding	4,535	5,428
Total redeemable noncontrolling interests	862,062	783,562
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,797,280 and 36,798,580 shares	891,256	891,294
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,813,470 and 190,535,499 shares	7,611	7,600
Additional capital	7,845,748	7,725,857
Earnings less than distributions	(1,845,995)	(4,167,184)
Accumulated other comprehensive (loss) income	(38,066)	7,664
Total shareholders' equity	6,860,554	4,465,231
Noncontrolling interests in consolidated subsidiaries	635,590	642,652
Total equity	7,496,144	5,107,883
	$17,913,857	$17,180,794
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Rental revenues	$421,299	$502,907	$921,176	$1,003,327
Fee and other income	41,804	38,911	76,595	74,928
Total revenues	463,103	541,818	997,771	1,078,255
EXPENSES:
Operating	(220,752)	(235,981)	(467,647)	(473,583)
Depreciation and amortization	(113,035)	(111,846)	(229,744)	(220,532)
General and administrative	(38,872)	(34,427)	(96,892)	(76,960)
Expense from deferred compensation plan liability	(1,315)	(2,077)	(6,748)	(1,673)
Transaction related costs, impairment losses and other	(101,590)	(1,017)	(101,739)	(14,173)
Total expenses	(475,564)	(385,348)	(902,770)	(786,921)

Income (loss) from partially owned entities	22,873	8,757	30,193	(1,147)
Loss from real estate fund investments	(15,803)	(28,976)	(15,970)	(37,783)
Interest and other investment income, net	7,840	30,892	12,885	6,508
Income from deferred compensation plan assets	1,315	2,077	6,748	1,673
Interest and debt expense	(63,029)	(87,657)	(165,492)	(175,823)
Net gain on transfer to Fifth Avenue and Times Square JV	2,571,099	—	2,571,099	—
Net gains on disposition of wholly owned and partially owned assets	111,713	23,559	332,007	23,559
Income before income taxes	2,623,547	105,122	2,866,471	108,321
Income tax expense	(26,914)	(467)	(56,657)	(3,021)
Income from continuing operations	2,596,633	104,655	2,809,814	105,300
Income (loss) from discontinued operations	60	683	(77)	320
Net income	2,596,693	105,338	2,809,737	105,620
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(21,451)	26,175	(28,271)	34,449
Operating Partnership	(162,515)	(7,445)	(174,717)	(6,321)
Net income attributable to Vornado	2,412,727	124,068	2,606,749	133,748
Preferred share dividends	(12,532)	(12,534)	(25,066)	(25,569)
Preferred share issuance costs	—	—	—	(14,486)
NET INCOME attributable to common shareholders	$2,400,195	$111,534	$2,581,683	$93,693

INCOME PER COMMON SHARE – BASIC:
Net income per common share	$12.58	$0.59	$13.53	$0.49
Weighted average shares outstanding	190,781	190,200	190,735	190,141

INCOME PER COMMON SHARE – DILUTED:
Net income per common share	$12.56	$0.58	$13.51	$0.49
Weighted average shares outstanding	191,058	191,168	191,030	191,190
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,596,693	$105,338	$2,809,737	$105,620
Other comprehensive income (loss):
Other comprehensive income (loss) of nonconsolidated subsidiaries	25	390	(960)	736
(Reduction) increase in value of interest rate swaps and other	(28,512)	2,908	(45,541)	13,166
Amount reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	—	(2,311)	—
Comprehensive income	2,568,206	108,636	2,760,925	119,522
Less comprehensive (income) loss attributable to noncontrolling interests	(182,160)	18,525	(199,906)	27,269
Comprehensive income attributable to Vornado	$2,386,046	$127,161	$2,561,019	$146,791
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2019:
Balance, March 31, 2019	36,798	$891,263	190,761	$7,609	$7,676,770	$(4,120,265)	$(11,385)	$646,900	$5,090,892
Net income attributable to Vornado	—	—	—	—	—	2,412,727	—	—	2,412,727
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	21,451	21,451
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(125,927)	—	—	(125,927)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(12,532)	—	—	(12,532)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	44	2	2,946	—	—	—	2,948
Under employees' share option plan	—	—	3	—	174	—	—	—	174
Under dividend reinvestment plan	—	—	5	—	361	—	—	—	361
Contributions	—	—	—	—	—	—	—	3,121	3,121
Distributions	—	—	—	—	—	—	—	(24,440)	(24,440)
Conversion of Series A preferred shares to common shares	(1)	(7)	1	—	7	—	—	—	—
Deferred compensation shares and options	—	—	(1)	—	266	—	—	—	266
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	25	—	25
Reduction in value of interest rate swaps	—	—	—	—	—	—	(28,515)	—	(28,515)
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	165,225	—	—	—	165,225
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	1,806	—	1,806
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	—	—	—	—	(1)	2	3	(1)	3
Balance, June 30, 2019	36,797	$891,256	190,813	$7,611	$7,845,748	$(1,845,995)	$(38,066)	$635,590	$7,496,144
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2018:
Balance, March 31, 2018	36,800	$891,325	190,169	$7,584	$7,629,013	$(4,198,088)	$30,258	$664,786	$5,024,878
Net income attributable to Vornado	—	—	—	—	—	124,068	—	—	124,068
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(26,175)	(26,175)
Dividends on common shares ($0.63 per share)	—	—	—	—	—	(119,830)	—	—	(119,830)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(12,534)	—	—	(12,534)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	58	2	3,852	—	—	—	3,854
Under employees' share option plan	—	—	6	1	351	—	—	—	352
Under dividend reinvestment plan	—	—	5	—	350	—	—	—	350
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	43,653	43,653
Other	—	—	—	—	—	—	—	7,535	7,535
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(8,336)	(8,336)
Other	—	—	—	—	—	—	—	(19,751)	(19,751)
Deferred compensation shares and options	—	—	—	—	287	—	—	—	287
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	390	—	390
Increase in value of interest rate swaps	—	—	—	—	—	—	2,908	—	2,908
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	(78,406)	—	—	—	(78,406)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(205)	—	(205)
Other	—	—	—	—	546	3	—	—	549
Balance, June 30, 2018	36,800	$891,325	190,238	$7,587	$7,555,993	$(4,206,381)	$33,351	$661,712	$4,943,587
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2019:
Balance, December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	2,606,749	—	—	2,606,749
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	28,271	28,271
Dividends on common shares ($1.32 per share)	—	—	—	—	—	(251,803)	—	—	(251,803)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(25,066)	—	—	(25,066)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	92	4	6,125	—	—	—	6,129
Under employees' share option plan	—	—	165	7	1,338	(8,692)	—	—	(7,347)
Under dividend reinvestment plan	—	—	10	—	701	—	—	—	701
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	—	4,931	4,931
Distributions	—	—	—	—	—	—	—	(32,204)	(32,204)
Conversion of Series A preferred shares to common shares	(2)	(38)	3	—	38	—	—	—	—
Deferred compensation shares and options	—	—	8	—	563	—	—	—	563
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(960)	—	(960)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(45,544)	—	(45,544)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	99,407	—	—	—	99,407
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,082	—	3,082
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	(1)	—	—	—	(1)	1	3	(3)	—
Balance, June 30, 2019	36,797	$891,256	190,813	$7,611	$7,845,748	$(1,845,995)	$(38,066)	$635,590	$7,496,144
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2018:
Balance, December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado	—	—	—	—	—	133,748	—	—	133,748
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(34,449)	(34,449)
Dividends on common shares ($1.26 per share)	—	—	—	—	—	(239,594)	—	—	(239,594)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(25,569)	—	—	(25,569)
Preferred share issuance costs	—	—	—	—	—	(14,486)	—	—	(14,486)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	176	7	12,239	—	—	—	12,246
Under employees' share option plan	—	—	61	3	3,783	—	—	—	3,786
Under dividend reinvestment plan	—	—	10	—	685	—	—	—	685
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	45,347	45,347
Other	—	—	—	—	—	—	—	14,211	14,211
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(10,246)	(10,246)
Other	—	—	—	—	—	—	—	(23,201)	(23,201)
Preferred share issuance	—	(663)	—	—	—	—	—	—	(663)
Deferred compensation shares and options	—	—	7	—	585	(121)	—	—	464
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	736	—	736
Increase in value of interest rate swaps	—	—	—	—	—	—	13,166	—	13,166
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	36,450	—	—	—	36,450
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(859)	—	(859)
Other	—	—	—	—	547	1	—	1	549
Balance, June 30, 2018	36,800	$891,325	190,238	$7,587	$7,555,993	$(4,206,381)	$33,351	$661,712	$4,943,587
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,809,737	$105,620
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
Net gains on disposition of wholly owned and partially owned assets	(332,007)	(23,559)
Depreciation and amortization (including amortization of deferred financing costs)	240,866	233,748
Non-cash impairment loss on 608 Fifth Avenue right-of-use asset	75,220	—
Stock-based compensation expense	42,174	20,645
Distributions of income from partially owned entities	31,820	45,999
Equity in net (income) loss of partially owned entities	(30,193)	1,147
Real estate impairment losses	26,140	—
Prepayment penalty on redemption of senior unsecured notes due 2022	22,058	—
Net realized and unrealized loss on real estate fund investments	16,162	30,426
Amortization of below-market leases, net	(11,168)	(21,107)
Straight-lining of rents	3,733	(10,122)
(Increase) decrease in fair value of marketable securities	(1,773)	17,102
Return of capital from real estate fund investments	—	20,291
Other non-cash adjustments	18,588	3,675
Changes in operating assets and liabilities:
Real estate fund investments	(4,000)	(68,950)
Tenant and other receivables, net	(12,759)	(7,511)
Prepaid assets	(5,702)	(19,092)
Other assets	(8,498)	(114,881)
Accounts payable and accrued expenses	(11,482)	(11,036)
Other liabilities	(4,965)	38,865
Net cash provided by operating activities	292,852	241,260

Cash Flows from Investing Activities:
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	1,255,756	—
Proceeds from sale of condominium units at 220 Central Park South	690,734	—
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—
Development costs and construction in progress	(289,532)	(185,039)
Moynihan Train Hall expenditures	(205,783)	—
Proceeds from sales of marketable securities	167,852	—
Additions to real estate	(120,060)	(113,300)
Proceeds from sale of real estate and related investments	108,512	44,599
Distributions of capital from partially owned entities	24,880	81,997
Investments in partially owned entities	(15,588)	(26,663)
Acquisitions of real estate and other	(3,260)	(56,500)
Net cash provided by (used in) investing activities	2,113,511	(254,906)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,943,157)	$(148,408)
Proceeds from borrowings	458,955	189,042
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—
Dividends paid on common shares	(251,803)	(239,594)
Moynihan Train Hall reimbursement from Empire State Development	205,783	—
Distributions to noncontrolling interests	(49,140)	(49,338)
Dividends paid on preferred shares	(25,066)	(30,047)
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—
Debt issuance costs	(13,522)	(3,289)
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)
Contributions from noncontrolling interests	8,315	59,558
Proceeds received from exercise of employee share options and other	2,046	4,471
Redemption of preferred shares	(893)	(470,000)
Debt prepayment and extinguishment costs	—	(818)
Net cash used in financing activities	(2,046,358)	(689,207)
Net increase (decrease) in cash and cash equivalents and restricted cash	360,005	(702,853)
Cash and cash equivalents and restricted cash at beginning of period	716,905	1,914,812
Cash and cash equivalents and restricted cash at end of period	$1,076,910	$1,211,959

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$570,916	$1,817,655
Restricted cash at beginning of period	145,989	97,157
Cash and cash equivalents and restricted cash at beginning of period	$716,905	$1,914,812

Cash and cash equivalents at end of period	$922,604	$1,090,791
Restricted cash at end of period	154,306	121,168
Cash and cash equivalents and restricted cash at end of period	$1,076,910	$1,211,959

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $39,643 and $28,558	$165,022	$155,875
Cash payments for income taxes	$28,697	$4,365

Non-Cash Investing and Financing Activities:
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	$2,327,750	$—
Common equity	1,449,495	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	647,683	—
Lease liabilities arising from the recognition of right-of-use assets	526,866	—
Marketable securities transferred in connection with the defeasance of mortgage payable	(407,126)	—
Defeasance of mortgage payable	390,000	—
Adjustments to carry redeemable Class A units at redemption value	99,407	36,450
Write-off of fully depreciated assets	(93,390)	(38,117)
Accrued capital expenditures included in accounts payable and accrued expenses	68,900	54,176
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive (loss) income" to "marketable securities" upon conversion of operating partnership units to common shares	54,962	—
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	June 30, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land	$2,609,869	$3,306,280
Buildings and improvements	7,813,812	10,110,992
Development costs and construction in progress	1,835,054	2,266,491
Moynihan Train Hall development expenditures	665,226	445,693
Leasehold improvements and equipment	118,428	108,427
Total	13,042,389	16,237,883
Less accumulated depreciation and amortization	(2,894,202)	(3,180,175)
Real estate, net	10,148,187	13,057,708
Right-of-use assets	380,214	—
Cash and cash equivalents	922,604	570,916
Restricted cash	154,306	145,989
Marketable securities	41,081	152,198
Tenant and other receivables, net of allowance for doubtful accounts of $4,154 as of December 31, 2018	85,153	73,322
Investments in partially owned entities	4,025,534	858,113
Real estate fund investments	306,596	318,758
220 Central Park South condominium units ready for sale	328,786	99,627
Receivable arising from the straight-lining of rents, net of allowance of $1,644 as of December 31, 2018	749,198	935,131
Deferred leasing costs, net of accumulated amortization of $187,478 and $207,529	357,511	400,313
Identified intangible assets, net of accumulated amortization of $98,187 and $172,114	32,478	136,781
Other assets	382,209	431,938
	$17,913,857	$17,180,794
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$6,256,808	$8,167,798
Senior unsecured notes, net	445,465	844,002
Unsecured term loan, net	745,331	744,821
Unsecured revolving credit facilities	80,000	80,000
Lease liabilities	483,011	—
Moynihan Train Hall obligation	665,226	445,693
Accounts payable and accrued expenses	392,581	430,976
Deferred revenue	66,835	167,730
Deferred compensation plan	99,879	96,523
Other liabilities	320,515	311,806
Total liabilities	9,555,651	11,289,349
Commitments and contingencies
Redeemable partnership units:
Class A units - 13,377,956 and 12,544,477 units outstanding	857,527	778,134
Series D cumulative redeemable preferred units - 141,401 and 177,101 units outstanding	4,535	5,428
Total redeemable partnership units	862,062	783,562
Partners' equity:
Partners' capital	8,744,615	8,624,751
Earnings less than distributions	(1,845,995)	(4,167,184)
Accumulated other comprehensive (loss) income	(38,066)	7,664
Total partners' equity	6,860,554	4,465,231
Noncontrolling interests in consolidated subsidiaries	635,590	642,652
Total equity	7,496,144	5,107,883
	$17,913,857	$17,180,794
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Rental revenues	$421,299	$502,907	$921,176	$1,003,327
Fee and other income	41,804	38,911	76,595	74,928
Total revenues	463,103	541,818	997,771	1,078,255
EXPENSES:
Operating	(220,752)	(235,981)	(467,647)	(473,583)
Depreciation and amortization	(113,035)	(111,846)	(229,744)	(220,532)
General and administrative	(38,872)	(34,427)	(96,892)	(76,960)
Expense from deferred compensation plan liability	(1,315)	(2,077)	(6,748)	(1,673)
Transaction related costs, impairment losses and other	(101,590)	(1,017)	(101,739)	(14,173)
Total expenses	(475,564)	(385,348)	(902,770)	(786,921)

Income (loss) from partially owned entities	22,873	8,757	30,193	(1,147)
Loss from real estate fund investments	(15,803)	(28,976)	(15,970)	(37,783)
Interest and other investment income, net	7,840	30,892	12,885	6,508
Income from deferred compensation plan assets	1,315	2,077	6,748	1,673
Interest and debt expense	(63,029)	(87,657)	(165,492)	(175,823)
Net gain on transfer to Fifth Avenue and Times Square JV	2,571,099	—	2,571,099	—
Net gains on disposition of wholly owned and partially owned assets	111,713	23,559	332,007	23,559
Income before income taxes	2,623,547	105,122	2,866,471	108,321
Income tax expense	(26,914)	(467)	(56,657)	(3,021)
Income from continuing operations	2,596,633	104,655	2,809,814	105,300
Income (loss) from discontinued operations	60	683	(77)	320
Net income	2,596,693	105,338	2,809,737	105,620
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(21,451)	26,175	(28,271)	34,449
Net income attributable to Vornado Realty L.P.	2,575,242	131,513	2,781,466	140,069
Preferred unit distributions	(12,573)	(12,582)	(25,148)	(25,666)
Preferred unit issuance costs	—	—	—	(14,486)
NET INCOME attributable to Class A unitholders	$2,562,669	$118,931	$2,756,318	$99,917

INCOME PER CLASS A UNIT – BASIC:
Net income per Class A unit	$12.58	$0.58	$13.53	$0.49
Weighted average units outstanding	202,924	202,064	202,848	201,997

INCOME PER CLASS A UNIT – DILUTED:
Net income per Class A unit	$12.54	$0.58	$13.50	$0.48
Weighted average units outstanding	203,480	203,354	203,391	203,266
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,596,693	$105,338	$2,809,737	$105,620
Other comprehensive income (loss):
Other comprehensive income (loss) of nonconsolidated subsidiaries	25	390	(960)	736
(Reduction) increase in value of interest rate swaps and other	(28,512)	2,908	(45,541)	13,166
Amount reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	—	(2,311)	—
Comprehensive income	2,568,206	108,636	2,760,925	119,522
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(21,451)	26,175	(28,271)	34,449
Comprehensive income attributable to Vornado Realty L.P.	$2,546,755	$134,811	$2,732,654	$153,971
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2019:
Balance, March 31, 2019	36,798	$891,263	190,761	$7,684,379	$(4,120,265)	$(11,385)	$646,900	$5,090,892
Net income attributable to Vornado Realty L.P.	—	—	—	—	2,575,242	—	—	2,575,242
Net income attributable to redeemable partnership units	—	—	—	—	(162,515)	—	—	(162,515)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	21,451	21,451
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(125,927)	—	—	(125,927)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(12,532)	—	—	(12,532)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	44	2,948	—	—	—	2,948
Under Vornado's employees' share option plan	—	—	3	174	—	—	—	174
Under Vornado's dividend reinvestment plan	—	—	5	361	—	—	—	361
Contributions	—	—	—	—	—	—	3,121	3,121
Distributions	—	—	—	—	—	—	(24,440)	(24,440)
Conversion of Series A preferred units to Class A units	(1)	(7)	1	7	—	—	—	—
Deferred compensation units and options	—	—	(1)	266	—	—	—	266
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	25	—	25
Reduction in value of interest rate swaps	—	—	—	—	—	(28,515)	—	(28,515)
Adjustments to carry redeemable Class A units at redemption value	—	—	—	165,225	—	—	—	165,225
Redeemable partnership units' share of above adjustments	—	—	—	—	—	1,806	—	1,806
Deconsolidation of partially owned entity	—	—	—	—	—	—	(11,441)	(11,441)
Other	—	—	—	(1)	2	3	(1)	3
Balance, June 30, 2019	36,797	$891,256	190,813	$7,853,359	$(1,845,995)	$(38,066)	$635,590	$7,496,144
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2018:
Balance, March 31, 2018	36,800	$891,325	190,169	$7,636,597	$(4,198,088)	$30,258	$664,786	$5,024,878
Net income attributable to Vornado Realty L.P.	—	—	—	—	131,513	—	—	131,513
Net income attributable to redeemable partnership units	—	—	—	—	(7,445)	—	—	(7,445)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(26,175)	(26,175)
Distributions to Vornado ($0.63 per unit)	—	—	—	—	(119,830)	—	—	(119,830)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(12,534)	—	—	(12,534)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	58	3,854	—	—	—	3,854
Under Vornado's employees' share option plan	—	—	6	352	—	—	—	352
Under Vornado's dividend reinvestment plan	—	—	5	350	—	—	—	350
Contributions:
Real estate fund investments	—	—	—	—	—	—	43,653	43,653
Other	—	—	—	—	—	—	7,535	7,535
Distributions:
Real estate fund investments	—	—	—	—	—	—	(8,336)	(8,336)
Other	—	—	—	—	—	—	(19,751)	(19,751)
Deferred compensation units and options	—	—	—	287	—	—	—	287
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	390	—	390
Increase in value of interest rate swaps	—	—	—	—	—	2,908	—	2,908
Adjustments to carry redeemable Class A units at redemption value	—	—	—	(78,406)	—	—	—	(78,406)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(205)	—	(205)
Other	—	—	—	546	3	—	—	549
Balance, June 30, 2018	36,800	$891,325	190,238	$7,563,580	$(4,206,381)	$33,351	$661,712	$4,943,587
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2019:
Balance, December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	2,781,466	—	—	2,781,466
Net income attributable to redeemable partnership units	—	—	—	—	(174,717)	—	—	(174,717)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	28,271	28,271
Distributions to Vornado ($1.32 per unit)	—	—	—	—	(251,803)	—	—	(251,803)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(25,066)	—	—	(25,066)
Upon redemption of redeemable Class A units, at redemption value	—	—	92	6,129	—	—	—	6,129
Under Vornado's employees' share option plan	—	—	165	1,345	(8,692)	—	—	(7,347)
Under Vornado's dividend reinvestment plan	—	—	10	701	—	—	—	701
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	4,931	4,931
Distributions	—	—	—	—	—	—	(32,204)	(32,204)
Preferred unit issuance	(2)	(38)	3	38	—	—	—	—
Deferred compensation units and options	—	—	8	563	—	—	—	563
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(960)	—	(960)
Reduction in value of interest rate swaps	—	—	—	—	—	(45,544)	—	(45,544)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	99,407	—	—	—	99,407
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,082	—	3,082
Deconsolidation of partially owned entity							(11,441)	(11,441)
Other	(1)	—	—	(1)	1	3	(3)	—
Balance, June 30, 2019	36,797	$891,256	190,813	$7,853,359	$(1,845,995)	$(38,066)	$635,590	$7,496,144
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2018:
Balance, December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado Realty L.P.	—	—	—	—	140,069	—	—	140,069
Net income attributable to redeemable partnership units	—	—	—	—	(6,321)	—	—	(6,321)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(34,449)	(34,449)
Distributions to Vornado ($1.26 per unit)	—	—	—	—	(239,594)	—	—	(239,594)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(25,569)	—	—	(25,569)
Preferred unit issuance costs	—	—	—	—	(14,486)	—	—	(14,486)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	176	12,246	—	—	—	12,246
Under Vornado's employees' share option plan	—	—	61	3,786	—	—	—	3,786
Under Vornado's dividend reinvestment plan	—	—	10	685	—	—	—	685
Contributions:
Real estate fund investments	—	—	—	—	—	—	45,347	45,347
Other	—	—	—	—	—	—	14,211	14,211
Distributions:
Real estate fund investments	—	—	—	—	—	—	(10,246)	(10,246)
Other	—	—	—	—	—	—	(23,201)	(23,201)
Preferred unit issuance	—	(663)	—	—	—	—	—	(663)
Deferred compensation units and options	—	—	7	585	(121)	—	—	464
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	736	—	736
Increase in value of interest rate swaps	—	—	—	—	—	13,166	—	13,166
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	36,450	—	—	—	36,450
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(859)	—	(859)
Other	—	—	—	547	1	—	1	549
Balance, June 30, 2018	36,800	$891,325	190,238	$7,563,580	$(4,206,381)	$33,351	$661,712	$4,943,587
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,809,737	$105,620
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
Net gains on disposition of wholly owned and partially owned assets	(332,007)	(23,559)
Depreciation and amortization (including amortization of deferred financing costs)	240,866	233,748
Non-cash impairment loss on 608 Fifth Avenue right-of-use asset	75,220	—
Stock-based compensation expense	42,174	20,645
Distributions of income from partially owned entities	31,820	45,999
Equity in net (income) loss of partially owned entities	(30,193)	1,147
Real estate impairment losses	26,140	—
Prepayment penalty on redemption of senior unsecured notes due 2022	22,058	—
Net realized and unrealized loss on real estate fund investments	16,162	30,426
Amortization of below-market leases, net	(11,168)	(21,107)
Straight-lining of rents	3,733	(10,122)
(Increase) decrease in fair value of marketable securities	(1,773)	17,102
Return of capital from real estate fund investments	—	20,291
Other non-cash adjustments	18,588	3,675
Changes in operating assets and liabilities:
Real estate fund investments	(4,000)	(68,950)
Tenant and other receivables, net	(12,759)	(7,511)
Prepaid assets	(5,702)	(19,092)
Other assets	(8,498)	(114,881)
Accounts payable and accrued expenses	(11,482)	(11,036)
Other liabilities	(4,965)	38,865
Net cash provided by operating activities	292,852	241,260

Cash Flows from Investing Activities:
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	1,255,756	—
Proceeds from sale of condominium units at 220 Central Park South	690,734	—
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—
Development costs and construction in progress	(289,532)	(185,039)
Moynihan Train Hall expenditures	(205,783)	—
Proceeds from sales of marketable securities	167,852	—
Additions to real estate	(120,060)	(113,300)
Proceeds from sale of real estate and related investments	108,512	44,599
Distributions of capital from partially owned entities	24,880	81,997
Investments in partially owned entities	(15,588)	(26,663)
Acquisitions of real estate and other	(3,260)	(56,500)
Net cash provided by (used in) investing activities	2,113,511	(254,906)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,943,157)	$(148,408)
Proceeds from borrowings	458,955	189,042
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—
Distributions to Vornado	(251,803)	(239,594)
Moynihan Train Hall reimbursement from Empire State Development	205,783	—
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(49,140)	(49,338)
Distributions to preferred unitholders	(25,066)	(30,047)
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—
Debt issuance costs	(13,522)	(3,289)
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)
Contributions from noncontrolling interests in consolidated subsidiaries	8,315	59,558
Proceeds received from exercise of Vornado stock options and other	2,046	4,471
Redemption of preferred units	(893)	(470,000)
Debt prepayment and extinguishment costs	—	(818)
Net cash used in financing activities	(2,046,358)	(689,207)
Net increase (decrease) in cash and cash equivalents and restricted cash	360,005	(702,853)
Cash and cash equivalents and restricted cash at beginning of period	716,905	1,914,812
Cash and cash equivalents and restricted cash at end of period	$1,076,910	$1,211,959

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$570,916	$1,817,655
Restricted cash at beginning of period	145,989	97,157
Cash and cash equivalents and restricted cash at beginning of period	$716,905	$1,914,812

Cash and cash equivalents at end of period	$922,604	$1,090,791
Restricted cash at end of period	154,306	121,168
Cash and cash equivalents and restricted cash at end of period	$1,076,910	$1,211,959

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $39,643 and $28,558	$165,022	$155,875
Cash payments for income taxes	$28,697	$4,365

Non-Cash Investing and Financing Activities:
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	$2,327,750	$—
Common equity	1,449,495	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	647,683	—
Lease liabilities arising from the recognition of right-of-use assets	526,866	—
Marketable securities transferred in connection with the defeasance of mortgage payable	(407,126)	—
Defeasance of mortgage payable	390,000	—
Adjustments to carry redeemable Class A units at redemption value	99,407	36,450
Write-off of fully depreciated assets	(93,390)	(38,117)
Accrued capital expenditures included in accounts payable and accrued expenses	68,900	54,176
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive (loss) income" to "marketable securities" upon conversion of operating partnership units to common shares	54,962	—
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.1% of the common limited partnership interest in the Operating Partnership as of June 30, 2019. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the three and six months ended June 30, 2018, "property rentals" of $444,595,000 and $884,705,000, respectively, and "tenant expense reimbursements" of $58,312,000 and $118,622,000, respectively, were grouped into "rental revenues" on our consolidated statements of income in accordance with Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements.

3.	Recently Issued Accounting Literature
In February 2016, the Financial Accounting Standards Board ("FASB") issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases ("ASC 842"), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months. Lease liabilities equal the present value of future lease payments. Right-of-use assets equal the lease liabilities adjusted for accrued rent expense, initial direct costs, lease incentives and prepaid lease payments. Leases with a term of 12 months or less will be accounted for similar to the previously existing lease guidance under ASC Topic 840, Leases ("ASC 840"). Lease expense is recognized based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under ASC 840. We adopted this standard effective January 1, 2019. We have completed our evaluation of the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and accounting policies. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. As of January 1, 2019, we had 12 ground leases classified as operating leases, for which we were required to record a right-of-use asset and a lease liability equal to the present value of the future lease payments. We will continue to recognize expense on a straight-line basis for these leases. We recorded an aggregate of $526,866,000 of ROU assets and a corresponding $526,866,000 of lease liabilities as a result of the adoption of this standard (see Note 20 - Leases).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued
Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, we no longer capitalize internal leasing costs and instead expense these costs as incurred, as a component of "general and administrative" expense on our consolidated statements of income. For the three and six months ended June 30, 2018, we capitalized $1,358,000 and $2,706,000, respectively, of internal leasing costs. In addition, we have made changes to our provision policy for lease receivables. Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant's payment history and current credit status when assessing collectability. When collectability is not deemed probable we write-off the tenant's receivables, including straight-line rent receivable, and limit lease income to cash received. Changes to the collectability of our operating leases are recorded as adjustments to "rental revenues" on our consolidated statements of income which resulted in a $14,492,000 and $15,382,000 decrease in income for the three and six months ended June 30, 2019, respectively.
In February 2016, the FASB issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments establishing ASC Topic 326, Financial Instruments - Credit Losses, as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
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
Our revenues primarily consist of rental revenues and fee and other income. We operate in two reportable segments: New York and Other, with a significant portion of our revenues included in the New York segment. We have the following revenue sources and revenue recognition policies:

•	Rental revenues include revenues from the leasing of space at our properties to tenants and revenues from the Hotel Pennsylvania, trade shows, tenant services and lease termination income.

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

◦	Lease termination income is recognized immediately if a tenant vacates or is recognized on a straight-line basis over the shortened remaining lease term in accordance with ASC 842.

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

•
Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities and includes Building Maintenance Service (“BMS”) cleaning, engineering and security services. This revenue is recognized as the services are transferred in accordance with ASC 606.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.	Revenue Recognition - continued
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and six months ended June 30, 2019 and 2018 is set forth in Note 22 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2019				For the Three Months Ended June 30, 2018
	Total	New York	Other		Total	New York	Other
Property rentals(1)(2)	$372,160	$300,925	$71,235		$450,711	$383,440	$67,271
Hotel Pennsylvania	25,525	25,525	—		27,082	27,082	—
Trade shows	11,547	—	11,547		11,586	—	11,586
Lease revenues	409,232	326,450	82,782		489,379	410,522	78,857
Tenant services	12,067	9,337	2,730		13,528	10,394	3,134
Rental revenues	421,299	335,787	85,512		502,907	420,916	81,991
BMS cleaning fees	32,570	34,944	(2,374)	(3)	30,867	33,407	(2,540)	(3)
Management and leasing fees	4,500	4,472	28		2,707	2,464	243
Other income	4,734	1,178	3,556		5,337	1,765	3,572
Fee and other income	41,804	40,594	1,210		38,911	37,636	1,275
Total revenues	$463,103	$376,381	$86,722		$541,818	$458,552	$83,266
____________________

(1)
Includes $14,492 for the write-off of operating lease receivables deemed uncollectible for the three months ended June 30, 2019. For periods prior to the adoption of ASC 842 on January 1, 2019, changes to the collectability of our operating leases is included in "operating expenses" on our consolidated statements of income.

(2)
Includes $2,499 of lease termination income for the three months ended June 30, 2019. For periods prior to the adoption of ASC 842 on January 1, 2019, $804 of lease termination income is included in other income.

(3)	Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.

(Amounts in thousands)	For the Six Months Ended June 30, 2019				For the Six Months Ended June 30, 2018
	Total	New York	Other		Total	New York	Other
Property rentals(1)(2)	$829,901	$686,728	$143,173		$905,142	$772,840	$132,302
Hotel Pennsylvania	38,134	38,134	—		41,754	41,754	—
Trade shows	28,503	—	28,503		30,461	—	30,461
Lease revenues	896,538	724,862	171,676		977,357	814,594	162,763
Tenant services	24,638	18,562	6,076		25,970	20,158	5,812
Rental revenues	921,176	743,424	177,752		1,003,327	834,752	168,575
BMS cleaning fees	62,355	66,701	(4,346)	(3)	59,222	63,560	(4,338)	(3)
Management and leasing fees	6,737	6,723	14		5,471	4,945	526
Other income	7,503	2,818	4,685		10,235	3,779	6,456
Fee and other income	76,595	76,242	353		74,928	72,284	2,644
Total revenues	$997,771	$819,666	$178,105		$1,078,255	$907,036	$171,219
____________________

(1)
Includes $15,382 for the write-off of operating lease receivables deemed uncollectible for the six months ended June 30, 2019. For periods prior to the adoption of ASC 842 on January 1, 2019, changes to the collectability of our operating leases is included in "operating expenses" on our consolidated statements of income.

(2)
Includes $2,499 of lease termination income for the six months ended June 30, 2019. For periods prior to the adoption of ASC 842 on January 1, 2019, $1,149 of lease termination income is included in other income.

(3)	Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Real Estate Fund Investments
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
As of June 30, 2019, we have four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $306,596,000, or $22,968,000 below our cost, and had remaining unfunded commitments of $44,194,000, of which our share was $13,969,000. As of December 31, 2018, we had four real estate fund investments with an aggregate fair value of $318,758,000.
Below is a summary of (loss) income from the Fund and the Crowne Plaza Joint Venture for the three and six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net investment income	$459	$539	$192	$3,273
Net unrealized loss on held investments	(16,262)	(29,513)	(16,162)	(29,513)
Net realized loss on exited investments	—	(2)	—	(913)
New York City real property transfer tax (the "Transfer Tax")	—	—	—	(10,630)	(1)
Loss from real estate fund investments	(15,803)	(28,976)	(15,970)	(37,783)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(4,955)	29,527	(7,692)	34,896
(Loss) income from real estate fund investments attributable to the Operating Partnership	(20,758)	551	(23,662)	(2,887)
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	1,316	(34)	1,498	178
(Loss) income from real estate fund investments attributable to Vornado	$(19,442)	$517	$(22,164)	$(2,709)
____________________

(1)
Due to the disputed additional Transfer Tax related to the March 2011 acquisition of One Park Avenue which was recorded as a result of the New York City Tax Appeals Tribunal (the "Tax Tribunal") decision in the first quarter of 2018. We appealed the Tax Tribunal's decision to the New York State Supreme Court, Appellate Division, First Department ("Appellate Division"). Our appeal was heard on April 2, 2019, and on April 25, 2019 the Appellate Division entered a unanimous decision and order that confirmed the decision of the Tax Tribunal and dismissed our appeal. On June 20, 2019, we filed a motion to reargue the Appellate Division's decision with the appellate court.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.    Marketable Securities
Lexington Realty Trust ("Lexington") (NYSE: LXP)
On March 1, 2019, we sold all of our 18,468,969 common shares of Lexington, realizing net proceeds of $167,698,000. We recorded a $16,068,000 mark-to-market increase in the fair value of our common shares for the period from January 1, 2019 through the date of sale, which is included in "interest and other investment income, net" on our consolidated statements of income for the six months ended June 30, 2019.
Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)
On March 12, 2019 (the "Conversion Date"), we converted all of our 6,250,000 PREIT operating partnership units into common shares and began accounting for our investment as a marketable security in accordance with ASC Topic 321, Investments - Equity Securities ("ASC 321"). Prior to the Conversion Date, we accounted for our investment under the equity method. For the three and six months ended June 30, 2019, we recorded a $1,313,000 increase and $14,336,000 decrease, respectively, in the value of our investment based on PREIT's June 28, 2019 quarter ended closing share price, which is included in "interest and other investment income, net" on our consolidated statements of income.
The table below summarizes the changes to our marketable securities portfolio for the six months ended June 30, 2019.

(Amounts in thousands)	For the Six Months Ended June 30, 2019
	Total	Lexington Realty Trust	PREIT	Other
Beginning balance, December 31, 2018	$152,198	$151,630	$—	$568
Sale of marketable securities	(167,852)	(167,698)	—	(154)
Transfer of PREIT investment balance at Conversion Date	54,962	—	54,962	—
Increase (decrease) in fair value of marketable securities(1)	1,773	16,068	(14,336)	41
Ending balance, June 30, 2019	$41,081	$—	$40,626	$455
____________________

(1)	Included in “interest and other investment income, net” on our consolidated statements of income (see Note 17 - Interest and Other Investment Income, Net).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
On April 18, 2019 (the “Closing Date”), we entered into a transaction agreement (the “Transaction Agreement”) with a group of institutional investors (the “Investors”). The Transaction Agreement provides for a series of transactions (collectively, the “Transaction”) pursuant to which (i) prior to the Closing Date, we contributed our interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the “Properties”) to subsidiaries of a newly formed joint venture (“Fifth Avenue and Times Square JV”) and (ii) on the Closing Date, transferred a 48.5% common interest in Fifth Avenue and Times Square JV to the Investors. The 48.5% common interest in the joint venture represents an effective 47.2% interest in the Properties (of which 45.4% was transferred from Vornado). The Properties include approximately 489,000 square feet of retail space, 327,000 square feet of office space, signage associated with 1535 and 1540 Broadway, the parking garage at 1540 Broadway and the theatre at 1535 Broadway.
We retained the remaining 51.5% common interest in Fifth Avenue and Times Square JV which represents an effective 51.0% interest in the Properties and an aggregate $1.828 billion of preferred equity interests in certain of the properties. We also provided $500,000,000 of temporary preferred equity on 640 Fifth Avenue until May 23, 2019 when mortgage financing was completed. All of the preferred equity has an annual coupon of 4.25% for the first five years, increasing to 4.75% for the next five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
Net cash proceeds from the Transaction were $1.186 billion, after (i) deductions for the defeasance of a $390,000,000 mortgage loan on 666 Fifth Avenue and the repayment of a $140,000,000 mortgage loan on 655 Fifth Avenue, (ii) proceeds from a $500,000,000 mortgage loan on 640 Fifth Avenue, described below, (iii) approximately $23,000,000 used to purchase noncontrolling investors' interests and (iv) approximately $53,000,000 of transaction costs (including $17,000,000 of costs related to the defeasance of the 666 Fifth Avenue mortgage loan).
We continue to manage and lease the Properties. We share control with the Investors over major decisions of the joint venture, including decisions regarding leasing, operating and capital budgets, and refinancings. Accordingly, we no longer hold a controlling financial interest in the Properties which has been transferred to the joint venture. As a result, our investment in Fifth Avenue and Times Square JV is accounted for under the equity method from the date of transfer. The Transaction valued the Properties at $5,556,000,000 resulting in a financial statement net gain of $2,571,099,000, before noncontrolling interest of $11,945,000, including the related step-up in our basis of the retained portion of the assets to fair value. The net gain is included in "net gain on transfer to Fifth Avenue and Times Square JV" on our consolidated statements of income for the three and six months ended June 30, 2019. The gain for tax purposes was approximately $735,000,000.
On May 23, 2019, we received $500,000,000 from the redemption of our preferred equity in 640 Fifth Avenue. The preferred equity was redeemed from the proceeds of a $500,000,000 mortgage financing that was completed on the property. The five year loan, which is guaranteed by us, is interest only at LIBOR plus 1.01%. The interest rate was swapped for four years to a fixed rate of 3.07%.
Related Party Transactions
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements, as described below.
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Acquisitions Inc. ("Crown"), and exclusively provide leasing services for the office space. During the three and six months ended June 30, 2019, we recognized $830,000 of property management fee income.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. During the three and six months ended June 30, 2019, we recognized $791,000 of income for these services.
We believe, based on comparable fees charged by other real estate companies, that the fees described above are at fair market value.
Haim Chera, Executive Vice President - Head of Retail, has an investment in Crown, a company controlled by Mr. Chera's family. Crown has a nominal minority interest in Fifth Avenue and Times Square JV. Additionally, we have other investments with Crown.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Investments in Partially Owned Entities - continued
Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of June 30, 2019, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of June 30, 2019, the market value ("fair value" pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s June 28, 2019 quarter ended closing share price of $370.30, was $612,501,000, or $509,496,000 in excess of the carrying amount on our consolidated balance sheet. As of June 30, 2019, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $38,928,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.
512 West 22nd Street
On June 28, 2019, a joint venture, in which we have a 55% interest, completed a $145,700,000 refinancing of 512 West 22nd Street, a 173,000 square foot office building in the West Chelsea submarket of Manhattan. The four-year interest only loan carries a rate of LIBOR plus 2.00% (4.40% as of June 30, 2019) and matures in June 2023 with a one-year extension option. The loan replaces the previous $126,000,000 construction loan that bore interest at LIBOR plus 2.65% and was scheduled to mature in 2019.
Urban Edge Properties (“UE”) (NYSE: UE)
On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE, realizing net proceeds of $108,512,000. The sale resulted in a net gain of $62,395,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the six months ended June 30, 2019.

61 Ninth Avenue
On January 28, 2019, a joint venture, in which we have a 45.1% interest, completed a $167,500,000 refinancing of 61 Ninth Avenue, a 166,000 square foot office and retail property in the Meatpacking district of Manhattan which is fully leased to Aetna and Starbucks. The seven-year interest only loan carries a rate of LIBOR plus 1.35% (3.77% as of June 30, 2019) and matures in January 2026. We realized net proceeds of approximately $31,000,000. The loan replaces the previous $90,000,000 construction loan that bore interest at LIBOR plus 3.05% and was scheduled to mature in 2021.

330 Madison Avenue
On July 11, 2019, we sold our 25% interest in 330 Madison Avenue to our joint venture partner. We received net proceeds of approximately $100,000,000 after deducting our share of the existing $500,000,000 mortgage loan. The third quarter financial statement gain will be approximately $159,000,000. The tax gain will be approximately $138,000,000.
Toys "R" Us, Inc. ("Toys")
On September 18, 2017, Toys filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In the second quarter of 2018, Toys ceased U.S. operations. On February 1, 2019, the plan of reorganization for Toys, in which we owned a 32.5% interest, was declared effective and our stock in Toys was canceled. As of December 31, 2018, we carried our Toys investment at zero. The canceling of our stock in Toys resulted in a $420,000,000 capital loss deduction for tax purposes in 2019 (which if not offset by capital gains will result in a capital loss carry over available for five years).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Investments in Partially Owned Entities - continued
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2019	Balance as of
		June 30, 2019	December 31, 2018
Investments:
Fifth Avenue and Times Square JV (see page 30 for details)	51.5%	$3,306,389	$—
Partially owned office buildings/land(1)	Various	469,264	499,005
Alexander’s	32.4%	103,005	107,983
PREIT(2)	N/A	—	59,491
UE(3)	N/A	—	45,344
Other investments(4)	Various	146,876	146,290
		$4,025,534	$858,113

Investments in partially owned entities included in other liabilities(5):
330 Madison Avenue(6)	25.0%	$(60,097)	$(58,117)
7 West 34th Street	53.0%	(53,143)	(51,579)
85 Tenth Avenue	49.9%	(5,098)	—
		$(118,338)	$(109,696)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.

(2)
On March 12, 2019, we converted all of our PREIT operating partnership units into common shares and began accounting for our investment as a marketable security in accordance with ASC 321 (see Note 6 - Marketable Securities).

(3)	Sold on March 4, 2019 (see page 31 for details).

(4)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street and others.

(5)	Our negative basis results from distributions in excess of our investment.

(6)	Sold on July 11, 2019 (see page 31 for details).
Below is a schedule of income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2019	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 30 for details):
Equity in net income	51.5%	$11,217	$—	$11,217	$—
Return on preferred equity, net of our share of the expense		8,586	—	8,586	—
		19,803	—	19,803	—
Alexander's (see page 31 for details):
Equity in net income(1)	32.4%	3,597	6,146	9,314	2,937
Management, leasing and development fees		1,122	1,021	2,179	2,229
		4,719	7,167	11,493	5,166

Partially owned office buildings(2)	Various	(1,451)	2,002	(1,345)	(2,281)

Other investments(3)	Various	(198)	(412)	242	(4,032)

		$22,873	$8,757	$30,193	$(1,147)
____________________

(1)
The six months ended June 30, 2018 includes our $7,708 share of Alexander's disputed additional Transfer Tax related to the November 2012 sale of Kings Plaza Regional Shopping Center. Alexander's recorded this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 5 - Real Estate Fund Investments).

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 85 Tenth Avenue and others. The three and six months ended June 30, 2019 includes a $1,079 reduction in income from the non-cash write-off of straight-line rent receivable related to The Four Seasons Restaurant at 280 Park Avenue. The six months ended June 30, 2018 includes our $4,978 share of disputed additional Transfer Tax related to the March 2011 acquisition of One Park Avenue (see Note 5 - Real Estate Fund Investments).

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
We are constructing a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.4 billion, of which $1.3 billion has been expended as of June 30, 2019.
During the three months ended June 30, 2019, we closed on the sale of 11 condominium units at 220 CPS for net proceeds aggregating $265,250,000 resulting in a financial statement net gain of $111,713,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $22,792,000 of income tax expense was recognized in our consolidated statements of income. During the six months ended June 30, 2019, we closed on the sale of 23 condominium units at 220 CPS for net proceeds of $690,734,000 resulting in a financial statement net gain of $269,612,000. In connection with these sales, $49,737,000 of income tax expense was recognized in our consolidated statements of income. From inception to June 30, 2019, we closed on the sale of 34 units for aggregate net proceeds of $905,510,000 which was used to pay $901,117,000 of the $950,000,000 220 CPS loan.

9.	Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of June 30, 2019 and December 31, 2018.

(Amounts in thousands)	Balance as of
	June 30, 2019	December 31, 2018
Identified intangible assets:
Gross amount	$130,665	$308,895
Accumulated amortization	(98,187)	(172,114)
Total, net	$32,478	$136,781
Identified intangible liabilities (included in deferred revenue):
Gross amount	$325,449	$503,373
Accumulated amortization	(264,493)	(341,779)
Total, net	$60,956	$161,594

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $4,643,000 and $10,526,000 for the three months ended June 30, 2019 and 2018, respectively, and $11,168,000 and $21,107,000 for the six months ended June 30, 2019 and 2018, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$16,643
2021	11,934
2022	8,792
2023	6,261
2024	2,518

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,935,000 and $4,876,000 for the three months ended June 30, 2019 and 2018, respectively, and $5,480,000 and $9,735,000 for the six months ended June 30, 2019 and 2018, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$6,308
2021	4,779
2022	3,049
2023	2,962
2024	2,350

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Debt
On February 4, 2019, we completed a $95,700,000 refinancing of 435 Seventh Avenue, a 43,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.30% (3.73% as of June 30, 2019) and matures in 2024. The recourse loan replaces the previous $95,700,000 loan that bore interest at LIBOR plus 2.25% and was scheduled to mature in August 2019.
On February 12, 2019, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot Manhattan property comprised of 859,000 square feet of office space and the 256,000 square foot Manhattan Mall. The interest-only loan carries a rate of LIBOR plus 1.55% (3.98% as of June 30, 2019) and matures in April 2024, with two one-year extension options. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.65% and was scheduled to mature in July 2020.
On May 24, 2019, we extended our $375,000,000 mortgage loan on 888 Seventh Avenue, a 886,000 square foot Manhattan office building, from December 2020 to December 2025. The interest rate on the extended mortgage loan is LIBOR plus 1.70% (4.11% as of June 30, 2019). Pursuant to an existing swap agreement, the interest rate on the $375,000,000 mortgage loan has been swapped to 3.25% through December 2020.
Senior Unsecured Notes
On March 1, 2019, we called for redemption all of our $400,000,000 5.00% senior unsecured notes. The notes, which were scheduled to mature in January 2022, were redeemed on April 1, 2019 at a redemption price of 105.51% of the principal amount plus accrued interest. In connection therewith, we expensed $22,540,000 relating to debt prepayment costs which is included in "interest and debt expense" on our consolidated statements of income for the six months ended June 30, 2019.
Unsecured Revolving Credit Facility
On March 26, 2019, we increased to $1.5 billion (from $1.25 billion) and extended to March 2024 (as fully extended) from February 2022 one of our two unsecured revolving credit facilities. The interest rate on the extended facility was lowered from LIBOR plus 1.00% to LIBOR plus 0.90%. The facility fee remains unchanged at 20 basis points.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at June 30, 2019	Balance as of
		June 30, 2019	December 31, 2018
Mortgages Payable:
Fixed rate	3.52%	$4,608,463	$5,003,465
Variable rate	4.09%	1,683,182	3,212,382
Total	3.68%	6,291,645	8,215,847
Deferred financing costs, net and other		(34,837)	(48,049)
Total, net		$6,256,808	$8,167,798

Unsecured Debt:
Senior unsecured notes	3.50%	$450,000	$850,000
Deferred financing costs, net and other		(4,535)	(5,998)
Senior unsecured notes, net		445,465	844,002

Unsecured term loan	3.87%	750,000	750,000
Deferred financing costs, net and other		(4,669)	(5,179)
Unsecured term loan, net		745,331	744,821

Unsecured revolving credit facilities	3.40%	80,000	80,000

Total, net		$1,270,796	$1,668,823

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

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$867,085	$857,026	$783,562	$984,937
Net income	162,515	7,445	174,717	6,321
Other comprehensive (loss) income	(1,806)	205	(3,082)	859
Distributions	(8,448)	(7,985)	(16,936)	(15,891)
Redemption of Class A units for Vornado common shares, at redemption value	(2,948)	(3,854)	(6,129)	(12,246)
Adjustments to carry redeemable Class A units at redemption value	(165,225)	78,406	(99,407)	(36,450)
Other, net	10,889	6,798	29,337	10,511
Ending balance	$862,062	$938,041	$862,062	$938,041

As of June 30, 2019 and December 31, 2018, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $857,527,000 and $778,134,000, respectively.
Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of June 30, 2019 and December 31, 2018. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

12.	Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest for the three and six months ended June 30, 2019 and 2018.

(Per share/unit)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.66	$0.63	$1.32	$1.26
Convertible Preferred(1):
6.5% Series A: authorized 83,977 shares/units(2)	0.8125	0.8125	1.6250	1.6250
Cumulative Redeemable Preferred(1):
5.70% Series K: authorized 12,000,000 shares/units(3)	0.3563	0.3563	0.7126	0.7126
5.40% Series L: authorized 12,000,000 shares/units(3)	0.3375	0.3375	0.6750	0.6750
5.25% Series M: authorized 12,780,000 shares/units(3)	0.3281	0.3281	0.6562	0.6562
____________________

(1)	Dividends on preferred shares and distributions on preferred units are cumulative and are payable quarterly in arrears.

(2)
Redeemable at the option of Vornado under certain circumstances, at a redemption price of 1.9531 common shares/Class A units per Series A preferred share/unit plus accrued and unpaid dividends/distributions through the date of redemption, or convertible at any time at the option of the holder for 1.9531 common shares/ Class A units per Series A preferred share/unit.

(3)	Redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption.
Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in accumulated other comprehensive (loss) income by component.

(Amounts in thousands)	Total	Marketable securities	Pro rata share of nonconsolidated subsidiaries' OCI	Interest rate swaps	Other
For the three months ended June 30, 2019:
Balance, March 31, 2019	$(11,385)	$—	$(43)	$(5,270)	$(6,072)
Net current period other comprehensive (loss) income	(26,681)	—	25	(28,515)	1,809
Balance, June 30, 2019	$(38,066)	$—	$(18)	$(33,785)	$(4,263)

For the three months ended June 30, 2018:
Balance, March 31, 2018	$30,258	$—	$2,444	$36,651	$(8,837)
Net current period other comprehensive income (loss)	3,093	—	390	2,908	(205)
Balance, June 30, 2018	$33,351	$—	$2,834	$39,559	$(9,042)

For the six months ended June 30, 2019:
Balance, December 31, 2018	$7,664	$—	$3,253	$11,759	$(7,348)
Net current period other comprehensive (loss) income	(43,419)	—	(960)	(45,544)	3,085
Amount reclassified from AOCI (1)	(2,311)	—	(2,311)	—	—
Balance, June 30, 2019	$(38,066)	$—	$(18)	$(33,785)	$(4,263)

For the six months ended June 30, 2018:
Balance, December 31, 2017	$128,682	$109,554	$3,769	$23,542	$(8,183)
Cumulative effect of accounting change	(108,374)	(109,554)	(1,671)	2,851	—
Net current period other comprehensive income (loss)	13,043	—	736	13,166	(859)
Balance, June 30, 2018	$33,351	$—	$2,834	$39,559	$(9,042)
____________________

(1)	Amount reclassified related to the conversion of our PREIT operating partnership units into common shares.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of June 30, 2019 and December 31, 2018, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method. As of June 30, 2019 and December 31, 2018, the net carrying amount of our investments in these entities was $214,623,000 and $257,882,000, respectively. Our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
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
As of June 30, 2019, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,633,391,000 and $2,421,708,000, respectively. As of December 31, 2018, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,445,436,000 and $2,533,753,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of June 30, 2019 and December 31, 2018, respectively.

(Amounts in thousands)	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Marketable securities	$41,081	$41,081	$—	$—
Real estate fund investments	306,596	—	—	306,596
Deferred compensation plan assets ($25,133 included in restricted cash and $74,746 in other assets)	99,879	77,888	—	21,991
Interest rate swaps (included in other assets)	9,295	—	9,295	—
Total assets	$456,851	$118,969	$9,295	$328,587

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	43,047	—	43,047	—
Total liabilities	$93,608	$50,561	$43,047	$—

(Amounts in thousands)	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Marketable securities	$152,198	$152,198	$—	$—
Real estate fund investments	318,758	—	—	318,758
Deferred compensation plan assets ($8,402 included in restricted cash and $88,122 in other assets)	96,524	58,716	—	37,808
Interest rate swaps (included in other assets)	27,033	—	27,033	—
Total assets	$594,513	$210,914	$27,033	$356,566

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	15,236	—	15,236	—
Total liabilities	$65,797	$50,561	$15,236	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

14.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

As of June 30, 2019, we have four real estate fund investments with an aggregate fair value of $306,596,000, or $22,968,000 below our cost. These investments are classified as Level 3.

Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments as of June 30, 2019 and December 31, 2018.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Discount rates	10.0% to 15.0%	10.0% to 15.0%	13.5%	13.4%
Terminal capitalization rates	5.1% to 7.6%	5.4% to 7.7%	5.5%	5.7%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$322,858	$336,552	$318,758	$354,804
Purchases/additional fundings	—	66,000	4,000	68,950
Net unrealized loss on held investments	(16,262)	(29,513)	(16,162)	(29,513)
Dispositions	—	—	—	(20,291)
Net realized loss on exited investments	—	(2)	—	(913)
Other, net	—	2	—	2
Ending balance	$306,596	$373,039	$306,596	$373,039

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

14.	Fair Value Measurements - continued
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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$37,562	$39,485	$37,808	$40,128
Sales	(18,041)	(1,874)	(20,155)	(3,509)
Purchases	1,969	1,619	2,877	1,633
Realized and unrealized gains	215	34	738	712
Other, net	286	606	723	906
Ending balance	$21,991	$39,870	$21,991	$39,870

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate and right-of-use assets required to be measured for impairment as of June 30, 2019 and December 31, 2018. As of June 30, 2019, our estimate of the fair value of the 608 Fifth Avenue assets was measured using a discounted cash flow analysis based upon market conditions and expectations of growth, resulting in a write-down to zero (see Note 16 - Transaction Related Costs, Impairment Losses and Other). For real estate assets to be sold, the sales price per the executed purchase and sale agreement, net of closing costs, was utilized to determine the fair value. As of December 31, 2018, the fair value of real estate assets required to be measured for impairment were determined using comparable sales activity.

(Amounts in thousands)	As of June 30, 2019
	Total	Level 1	Level 2	Level 3
Real estate assets	$67,102	$—	$67,102	$—
Right-of-use assets	$—	$—	$—	$—

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Real estate assets	$14,971	$—	$—	$14,971

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

14.	Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair values of our secured and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2019 and December 31, 2018.

(Amounts in thousands)	As of June 30, 2019			As of December 31, 2018
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$749,035		$749,000	$261,981		$262,000
Debt:
Mortgages payable	$6,291,645		$6,336,000	$8,215,847		$8,179,000
Senior unsecured notes	450,000		459,000	850,000		847,000
Unsecured term loan	750,000		750,000	750,000		750,000
Unsecured revolving credit facilities	80,000		80,000	80,000		80,000
Total	$7,571,645	(1)	$7,625,000	$9,895,847	(1)	$9,856,000

____________________

(1)	Excludes $44,041 and $59,226 of deferred financing costs, net and other as of June 30, 2019 and December 31, 2018, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Stock-based Compensation
On January 14, 2019, the Committee approved the issuance of performance conditioned appreciation-only long-term incentive plan units ("Performance Conditioned AO LTIP Units") pursuant to the Plan to our named executive officers ("NEOs") in our 2019 proxy statement. Performance Conditioned AO LTIP Units are AO LTIP Units that require the achievement of certain performance conditions by a specified date or they are forfeited. The performance-based condition is met if Vornado common shares trade at or above 110% of the $64.48 grant price per share for any 20 consecutive days on or before the fourth anniversary following the date of grant. If the performance conditions are not met, the awards are forfeited. If the performance conditions are met, once vested, the awards may be converted into Class A Operating Partnership units in the same manner as AO LTIP Units until ten years from the date of grant. The fair value of the Performance Conditioned AO LTIP Units on the date of grant was $8,983,000, of which $7,481,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible. The remaining $1,502,000 is being amortized into expense over a four-year period from the date of grant using a graded vesting attribution model.
On May 16, 2019, our shareholders approved the 2019 Omnibus Share Plan (the “Plan"), which replaces the 2010 Omnibus Share Plan. Under the Plan, the Compensation Committee of the Board (the “Committee”) may grant incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units ("OP units"), out-performance plan awards ("OPPs"), appreciation-only long-term incentive plan units (“AO LTIP Units”) and Performance Conditioned AO LTIP Units to certain of our employees and officers. Awards may be granted up to a maximum 5,500,000 shares, if all awards granted are Full Value awards, as defined, and up to 11,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities. Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price.
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $10,520,000 and $6,976,000 for the three months ended June 30, 2019 and 2018, respectively, and $42,174,000 and $20,645,000 for the six months ended June 30, 2019 and 2018, respectively.
Stock-based compensation expense for the three months ended March 31, 2019 included $16,211,000 from the accelerated vesting of previously issued OP units and Vornado restricted stock due to the removal of the time-based vesting requirement to participants who have reached 65 years of age. The right to sell such awards remains subject to original terms of grant. The increase in expense in the first quarter of 2019 was partially offset by lower stock-based compensation expense of $2,578,000 in the three months ended June 30, 2019; and will be completely offset by lower stock-based compensation expense of $2,578,000 in each of the third and fourth quarters of 2019 and $8,477,000 thereafter.
Stock-based compensation expense for the three and six months ended June 30, 2019 also includes $5,316,000 for OP units granted outside of the Plan to an executive officer in connection with his employment in reliance on the employment inducement exception to shareholder approval provided under the New York Stock Exchange Listing Rule 303A.08, and $329,000 for OP units granted under the Plan to certain executive officers as a result of promotions. The award granted outside of the Plan has a grant date fair value of $25,500,000 and vests 20% on the grant date, 40% on the three-year anniversary of the date of grant, and 40% on the four-year anniversary of the date of grant. The awards granted under the Plan have an aggregate grant date fair value of $15,000,000 and cliff vest after four years. Compensation expense related to OP unit grants are recognized ratably over the vesting period. Additional non-cash expense associated with these awards will be $2,401,000 in each of the next two quarters, $9,603,000 in each of 2020 and 2021, $7,718,000 in 2022 and $2,655,000 in 2023.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16. Transaction Related Costs, Impairment Losses and Other
The following table sets forth the details of transaction related costs, impairment losses and other:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Non-cash impairment losses, substantially 608 Fifth Avenue (see below)	$101,360	$—	$101,360	$—
Transaction related costs	230	1,017	379	1,070
Transfer tax(1)	—	—	—	13,103
	$101,590	$1,017	$101,739	$14,173
____________________

(1)
Disputed additional Transfer Tax recorded in the first quarter 2018 related to the December 2012 acquisition of Independence Plaza. The joint venture, in which we have a 50.1% economic interest, that owns Independence Plaza recorded this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 5 - Real Estate Fund Investments).

608 Fifth Avenue
During the second quarter of 2019, Arcadia Group US Ltd ("Arcadia Group"), the operator of Topshop, our retail tenant at 608 Fifth Avenue, filed for Chapter 15 bankruptcy protection in the United States. On June 28, 2019, Arcadia Group closed all of its stores in the United States. 608 Fifth Avenue is subject to a land and building lease which expires in 2033. The non-recourse lease calls for fixed lease payments through the term, plus payments for real estate taxes, insurance and operating expenses. Based on current market rental rates, the cash flows of the property would not be sufficient to cover the operating expenses, including the fixed lease payments. Consequently, we concluded that the carrying amount of the property, which includes our right-of-use asset, was not recoverable. Our estimate of fair value of the property was derived from a discounted cash flow model based upon market conditions and expectations of growth. We recognized a $93,860,000 non-cash impairment loss on our consolidated statements of income, of which $75,220,000 resulted from the impairment of our right-of-use asset. A corresponding $72,588,000 lease liability remains, which will be recognized as income if and when the non-recourse lease is terminated.

17.	Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Increase (decrease) in fair value of marketable securities:
PREIT (see page 29 for details)	$1,313	$—	$(14,336)	$—
Lexington (see page 29 for details)	—	15,883	16,068	(16,992)
Other	(1)	1	41	(110)
	1,312	15,884	1,773	(17,102)
Interest on cash and cash equivalents and restricted cash	2,626	4,487	4,693	8,044
Interest on loans receivable(1)	1,635	6,205	3,241	6,948
Dividends on marketable securities	1,313	3,353	1,313	6,706
Other, net	954	963	1,865	1,912
	$7,840	$30,892	$12,885	$6,508
____________________

(1)
2018 includes $5,457 of income from profit participation on the April 2018 sale of 701 Seventh Avenue. We received this income in connection with our 25% participation in an October 2012, $137,500 mezzanine loan, which was repaid in January 2014.

18.	Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense(1)	$76,605	$96,377	$194,252	$191,165
Capitalized interest and debt expense	(19,812)	(16,754)	(43,137)	(31,480)
Amortization of deferred financing costs	6,236	8,034	14,377	16,138
	$63,029	$87,657	$165,492	$175,823

____________________

(1)	The six months ended June 30, 2019 includes $22,540 debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured notes which were scheduled to mature in January 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

19.	Income Per Share/Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted income per common share which includes the weighted average common shares and dilutive share equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Other potential dilutive share equivalents such as our employee stock options, OP Units, OPPs, AO LTIP Units and Performance Conditioned AO LTIP Units are included in the computation of diluted Earnings Per Share ("EPS") using the treasury stock method, while the dilutive effect of our Series A convertible preferred shares is reflected in diluted EPS by application of the if-converted method.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$2,412,671	$123,427	$2,606,821	$133,448
Income (loss) from discontinued operations, net of income attributable to noncontrolling interests	56	641	(72)	300
Net income attributable to Vornado	2,412,727	124,068	2,606,749	133,748
Preferred share dividends	(12,532)	(12,534)	(25,066)	(25,569)
Preferred share issuance costs	—	—	—	(14,486)
Net income attributable to common shareholders	2,400,195	111,534	2,581,683	93,693
Earnings allocated to unvested participating securities	(239)	(11)	(258)	(22)
Numerator for basic income per share	2,399,956	111,523	2,581,425	93,671
Impact of assumed conversions:
Convertible preferred share dividends	14	16	29	—
Earnings allocated to Out-Performance Plan units	—	—	9	37
Numerator for diluted income per share	$2,399,970	$111,539	$2,581,463	$93,708

Denominator:
Denominator for basic income per share – weighted average shares	190,781	190,200	190,735	190,141
Effect of dilutive securities(1):
Employee stock options and restricted stock awards	243	930	256	934
Convertible preferred shares	34	38	35	—
Out-Performance Plan units	—	—	4	115
Denominator for diluted income per share – weighted average shares and assumed conversions	191,058	191,168	191,030	191,190

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$12.58	$0.59	$13.53	$0.49
Net income per common share	$12.58	$0.59	$13.53	$0.49

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$12.56	$0.58	$13.51	$0.49
Net income per common share	$12.56	$0.58	$13.51	$0.49
____________________

(1)
The effect of dilutive securities excludes an aggregate of 12,609 and 12,299 weighted average common share equivalents, for the three months ended June 30, 2019 and 2018, respectively, and 12,521 and 12,252 weighted average common share equivalents for the six months ended June 30, 2019 and 2018, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

19.	Income Per Share/Income Per Class A Unit - continued

Vornado Realty L.P.

The following table presents the calculations of (i) basic income per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted income per Class A unit which includes the weighted average Class A unit and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include Vornado restricted stock awards, OP Units and OPPs, based on the two-class method. Other potential dilutive share equivalents such as Vornado stock options, AO LTIP Units and Performance Conditioned AO LTIP Units are included in the computation of diluted income per share using the treasury stock method, while the dilutive effect of our Series A convertible preferred shares is reflected in diluted EPS by application of the if-converted method.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests in consolidated subsidiaries	$2,575,182	$130,830	$2,781,543	$139,749
Income (loss) from discontinued operations	60	683	(77)	320
Net income attributable to Vornado Realty L.P.	2,575,242	131,513	2,781,466	140,069
Preferred unit distributions	(12,573)	(12,582)	(25,148)	(25,666)
Preferred unit issuance costs	—	—	—	(14,486)
Net income attributable to Class A unitholders	2,562,669	118,931	2,756,318	99,917
Earnings allocated to unvested participating securities	(10,162)	(772)	(10,860)	(1,544)
Numerator for basic income per Class A unit	2,552,507	118,159	2,745,458	98,373
Impact of assumed conversions:
Convertible preferred unit distributions	14	16	29	—
Numerator for diluted income per Class A unit	$2,552,521	$118,175	$2,745,487	$98,373

Denominator:
Denominator for basic income per Class A unit – weighted average units	202,924	202,064	202,848	201,997
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units and OPPs	522	1,252	508	1,269
Convertible preferred units	34	38	35	—
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	203,480	203,354	203,391	203,266

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$12.58	$0.58	$13.53	$0.49
Net income per Class A unit	$12.58	$0.58	$13.53	$0.49

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$12.54	$0.58	$13.50	$0.48
Net income per Class A unit	$12.54	$0.58	$13.50	$0.48
____________________

(1)
The effect of dilutive securities excludes an aggregate of 187 and 112 weighted average Class A unit equivalents, for the three months ended June 30, 2019 and 2018 respectively, and 160 and 175 weighted average Class A unit equivalents for the six months ended June 30, 2019 and 2018, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Leases
As lessor
We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rent payable monthly in advance. Office building leases generally require tenants to reimburse us for operating costs and real estate taxes above their base year costs. Certain leases provide for pass-through to tenants for their share of real estate taxes, insurance and common area maintenance. Certain leases also require additional variable rent payments based on a percentage of the tenants’ sales. None of our tenants accounted for more than 10% of total revenues for the three and six months ended June 30, 2019 and 2018. We have elected to account for lease revenues (including base and variable rent) and the reimbursement of common area maintenance expenses as a single lease component recorded as "rental revenues" on our consolidated statements of income. As of June 30, 2019, under ASC 842, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of June 30, 2019
For the remainder of 2019	$664,483
For the year ended December 31,
2020	1,278,724
2021	1,250,716
2022	1,182,435
2023	1,056,135
2024	876,527
Thereafter	4,239,951
As of December 31, 2018, under ASC 840, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2018
For the year ended December 31,
2019	$1,547,162
2020	1,510,097
2021	1,465,024
2022	1,407,615
2023	1,269,141
Thereafter	5,832,467

The components of lease revenues for the three and six months ended June 30, 2019 were as follows:

(Amounts in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Fixed lease revenues	$377,524	$807,611
Variable lease revenues	31,708	88,927
Lease revenues	$409,232	$896,538

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.    Leases - continued
As lessee
We have a number of ground leases which are classified as operating leases. On January 1, 2019, we recorded $526,866,000 of ROU assets and lease liabilities. Our ROU assets were reduced by $37,269,000 of accrued rent expense reclassified from “other liabilities” and $4,267,000 of acquired above-market lease liabilities, net, reclassified from “deferred revenue” and increased by $23,665,000 of acquired below-market lease assets, net, reclassified from “identified intangible assets, net of accumulated amortization” and $1,584,000 of prepaid lease payments reclassified from "other assets." As of June 30, 2019, our ROU assets and lease liabilities were $380,214,000 and $483,011,000, respectively.
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
The following table sets forth information related to the measurement of our lease liabilities as of June 30, 2019:

(Amounts in thousands)	As of June 30, 2019
Weighted average remaining lease term (in years)	41.33
Weighted average discount rate	4.89%
Cash paid for operating leases	$13,158

We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. Variable lease payments include percentage rent and rent resets based on an index or rate. The following table sets forth the details of rent expense for the three and six months ended June 30, 2019:

(Amounts in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Fixed rent expense	$8,689	$19,315
Variable rent expense	534	1,154
Rent expense	$9,223	$20,469

As of June 30, 2019, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of June 30, 2019
For the remainder of 2019	$13,369
For the year ended December 31,
2020	28,352
2021	28,745
2022	29,646
2023	30,061
2024	30,495
Thereafter	1,037,252
Total undiscounted cash flows	1,197,920
Present value discount	(714,909)
Lease liabilities	$483,011

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
Farley Office and Retail Building
The future lease payments detailed previously exclude the ground and building lease at the Farley Office and Retail Building (the "Project"). We have a 95.0% ownership interest in a joint venture with the Related Companies ("Related") which was designated by Empire State Development ("ESD"), an entity of New York State, to develop the Project. The Project will include a new Moynihan Train Hall and approximately 845,000 rentable square feet of commercial space, comprised of approximately 725,000 square feet of office space and approximately 120,000 square feet of retail space. The joint venture has a 99-year triple-net lease with ESD for the commercial space at the Project. The lease has not yet commenced since construction of the Project is ongoing.
The joint venture has entered into a development agreement with ESD to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture has entered into a design-build contract with Skanska Moynihan Train Hall Builders pursuant to which they will build the Moynihan Train Hall, thereby fulfilling all of the joint venture's obligations to ESD. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB. As a result of our involvement in the construction of the asset, we have been deemed the accounting owner of the property in accordance with ASC 842-40-55. Future undiscounted cash flows for the lease, including fixed payments in lieu of real estate taxes, as of June 30, 2019 were as follows:

(Amounts in thousands)	As of June 30, 2019
For the remainder of 2019	$3,411
For the year ended December 31,
2020	10,402
2021	7,229
2022	7,444
2023	7,809
2024	8,330
Thereafter	519,048

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Commitments and Contingencies
Insurance
We maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for terrorism acts with limits of $4.0 billion per occurrence and in the aggregate, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2015, which expires in December 2020.
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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of June 30, 2019, the aggregate dollar amount of these guarantees and master leases is approximately $1,031,000,000.
As of June 30, 2019, $15,880,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
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
As of June 30, 2019, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $15,400,000.
As of June 30, 2019, we have construction commitments aggregating approximately $730,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.	Segment Information
We operate in the following reportable segments, New York and Other, which is based on how we manage our business.
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
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30, 2019
	Total	New York	Other
Total revenues	$463,103	$376,381	$86,722
Operating expenses	220,752	187,819	32,933
NOI - consolidated	242,351	188,562	53,789
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(10,030)	(6,386)
Add: NOI from partially owned entities	82,974	79,170	3,804
NOI at share	308,909	257,702	51,207
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	9,748	8,437	1,311
NOI at share - cash basis	$318,657	$266,139	$52,518

(Amounts in thousands)	For the Three Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$541,818	$458,552	$83,266
Operating expenses	235,981	200,903	35,078
NOI - consolidated	305,837	257,649	48,188
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(11,560)	(5,600)
Add: NOI from partially owned entities	65,752	49,778	15,974
NOI at share	354,429	295,867	58,562
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(12,481)	(12,713)	232
NOI at share - cash basis	$341,948	$283,154	$58,794

(Amounts in thousands)	For the Six Months Ended June 30, 2019
	Total	New York	Other
Total revenues	$997,771	$819,666	$178,105
Operating expenses	467,647	385,914	81,733
NOI - consolidated	530,124	433,752	96,372
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,819)	(21,437)	(12,382)
Add: NOI from partially owned entities	150,376	128,745	21,631
NOI at share	646,681	541,060	105,621
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	4,567	1,819	2,748
NOI at share - cash basis	$651,248	$542,879	$108,369

(Amounts in thousands)	For the Six Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$1,078,255	$907,036	$171,219
Operating expenses	473,583	398,819	74,764
NOI - consolidated	604,672	508,217	96,455
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(34,472)	(23,305)	(11,167)
Add: NOI from partially owned entities	133,265	99,551	33,714
NOI at share	703,465	584,463	119,002
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(30,429)	(30,036)	(393)
NOI at share - cash basis	$673,036	$554,427	$118,609

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.	Segment Information - continued
Below is a reconciliation of net income, the most directly comparable GAAP financial measure, to NOI at share and NOI at share - cash basis for the three and six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,596,693	$105,338	$2,809,737	$105,620

Deduct:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—	(2,571,099)	—
(Income) loss from partially owned entities	(22,873)	(8,757)	(30,193)	1,147
Interest and other investment income, net	(7,840)	(30,892)	(12,885)	(6,508)
Net gains on disposition of wholly owned and partially owned assets	(111,713)	(23,559)	(332,007)	(23,559)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(17,160)	(33,819)	(34,472)
(Income) loss from discontinued operations	(60)	(683)	77	(320)

Add:
Loss from real estate fund investments	15,803	28,976	15,970	37,783
Depreciation and amortization expense	113,035	111,846	229,744	220,532
General and administrative expense	38,872	34,427	96,892	76,960
Transaction related costs, impairment losses and other	101,590	1,017	101,739	14,173
NOI from partially owned entities	82,974	65,752	150,376	133,265
Interest and debt expense	63,029	87,657	165,492	175,823
Income tax expense	26,914	467	56,657	3,021
NOI at share	308,909	354,429	646,681	703,465
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	9,748	(12,481)	4,567	(30,429)
NOI at share - cash basis	$318,657	$341,948	$651,248	$673,036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of June 30, 2019, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2019 and 2018, and cash flows, for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of June 30, 2019, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2019 and 2018, and cash flows, for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 29, 2019

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.1% of the common limited partnership interest in the Operating Partnership as of June 30, 2019. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended June 30, 2019 Financial Results Summary
Net income attributable to common shareholders for the quarter ended June 30, 2019 was $2,400,195,000, or $12.56 per diluted share, compared to $111,534,000, or $0.58 per diluted share, for the prior year’s quarter. The quarters ended June 30, 2019 and 2018 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on page 58. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended June 30, 2019 by $2,357,643,000, or $12.34 per diluted share, and increased net income attributable to common shareholders by $42,775,000, or $0.22 per diluted share, for the quarter ended June 30, 2018.
The increase in net income attributable to common shareholders was partially offset by $8,387,000, or $0.04 per diluted share, of our share of the non-cash write-off of straight-line rent receivables and $5,645,000, or $0.03 per diluted share, of non-cash expense for the time-based equity compensation granted in connection with our previously announced new leadership group.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2019 was $164,329,000, or $0.86 per diluted share, compared to $194,653,000, or $1.02 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2019 and 2018 include certain items that impact the comparability of period to period FFO, which are listed in the table on page 59. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2019 by $9,446,000, or $0.05 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions by $8,248,000, or $0.04 per diluted share, for the quarter ended June 30, 2018.
The decrease in FFO attributable to common shareholders was partially due to $8,387,000, or $0.04 per diluted share, of our share of the non-cash write-off of straight-line rent receivables and $5,645,000, or $0.03 per diluted share, of non-cash expense for the time-based equity compensation granted in connection with our previously announced new leadership group.

Overview - continued

Six Months Ended June 30, 2019 Financial Results Summary
Net income attributable to common shareholders for the six months ended June 30, 2019 was $2,581,683,000, or $13.51 per diluted share, compared to $93,693,000, or $0.49 per diluted share, for the six months ended June 30, 2018. The six months ended June 30, 2019 and 2018 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the six months ended June 30, 2019 by $2,514,217,000, or $13.16 per diluted share, and decreased net income attributable to common shareholders for the six months ended June 30, 2018 by $30,541,000, or $0.16 per diluted share.
The increase in net income attributable to common shareholders was partially offset by (i) $8,387,000, or $0.04 per diluted share, of our share of the non-cash write-off of straight-line rent receivables, (ii) $5,645,000, or $0.03 per diluted share, of non-cash expense for the time-based equity compensation granted in connection with our previously announced new leadership group and (iii) $13,633,000, or $0.07 per share, of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement to participants who have reached 65 years of age.
FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2019 was $412,013,000, or $2.16 per diluted share, compared to $329,653,000, or $1.72 per diluted share, for the six months ended June 30, 2018. FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2019 and 2018 include certain items that impact the comparability of period to period FFO, which are listed in the table page 59. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2019 by $88,223,000, or $0.46 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2018 by $29,623,000, or $0.16 per diluted share.
The decrease in FFO attributable to common shareholders was partially due to (i) $8,387,000, or $0.04 per diluted share, of our share of the non-cash write-off of straight-line rent receivables, (ii) $5,645,000, or $0.03 per diluted share, of non-cash expense for the time-based equity compensation granted in connection with our previously announced new leadership group and (iii) $13,633,000, or $0.07 per share, of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement to participants who have reached 65 years of age.

Overview - continued

The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Certain (income) expense items that impact net income attributable to common shareholders:
Net gain on transfer to Fifth Avenue and Times Square retail JV, net of $11,945 attributable to noncontrolling interests	$(2,559,154)	$—	$(2,559,154)	$—
Non-cash impairment losses and related write-offs, substantially 608 Fifth Avenue	108,592	—	108,592	—
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	(88,921)	—	(219,875)	—
Our share of loss (income) from real estate fund investments	20,758	(551)	23,662	(1,365)
Mark-to-market (increase) decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (accounted for as a marketable security from March 12, 2019)	(1,313)	—	14,336	—
Net gains on sale of real estate	—	(24,449)	—	(24,436)
Mark-to-market (increase) decrease in Lexington Realty Trust ("Lexington") common shares (sold on March 1, 2019)	—	(15,883)	(16,068)	16,992
Profit participation on the April 2018 sale of 701 Seventh Avenue	—	(5,457)	—	(5,457)
Previously capitalized internal leasing costs(1)	—	(1,358)	—	(2,706)
Our share of loss from 666 Fifth Avenue Office Condominium (49.5% interest)	—	1,269	—	4,761
Net gain from sale of Urban Edge Properties ("UE") common shares (sold on March 4, 2019)	—	—	(62,395)	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	22,540	—
Our share of disputed additional New York City transfer taxes	—	—	—	23,503
Preferred share issuance costs	—	—	—	14,486
Other	2,802	817	3,954	6,792
	(2,517,236)	(45,612)	(2,684,408)	32,570
Noncontrolling interests' share of above adjustments	159,593	2,837	170,191	(2,029)
Total of certain (income) expense items that impact net income attributable to common shareholders	$(2,357,643)	$(42,775)	$(2,514,217)	$30,541
_______________________________________

(1)
The three and six months ended June 30, 2018 have been reduced by $1,358 and $2,706, respectively, for previously capitalized internal leasing cost to present 2018 “as adjusted” financial results on a comparable basis with the current year as a result of the January 1, 2019 adoption of a new GAAP accounting standard under which internal leasing costs can no longer be capitalized.

Overview - continued

The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(88,921)	$—	$(219,875)	$—
Non-cash impairment loss and related write-offs on 608 Fifth Avenue	77,156	—	77,156	—
Our share of loss (income) from real estate fund investments	20,758	(551)	23,662	(1,365)
Profit participation on the April 2018 sale of 701 Seventh Avenue	—	(5,457)	—	(5,457)
Our share of FFO from 666 Fifth Avenue Office Condominium (49.5% interest)	—	(2,178)	—	(2,041)
Previously capitalized internal leasing costs(1)	—	(1,358)	—	(2,706)
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	22,540	—
Our share of disputed additional New York City transfer taxes	—	—	—	23,503
Preferred share issuance costs	—	—	—	14,486
Other	1,092	749	2,298	5,033
	10,085	(8,795)	(94,219)	31,453
Noncontrolling interests' share of above adjustments	(639)	547	5,996	(1,830)
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$9,446	$(8,248)	$(88,223)	$29,623
_______________________________________

(1)
The three and six months ended June 30, 2018 have been reduced by $1,358 and $2,706, respectively, for previously capitalized internal leasing cost to present 2018 “as adjusted” financial results on a comparable basis with the current year as a result of the January 1, 2019 adoption of a new GAAP accounting standard under which internal leasing costs can no longer be capitalized.

Overview - continued

Vornado Realty Trust and Vornado Realty L.P.
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York(1)	theMART	555 California Street
Same store NOI at share % increase (decrease):
Three months ended June 30, 2019 compared to June 30, 2018	1.2%	(0.7)%	12.1%	13.0%
Six months ended June 30, 2019 compared to June 30, 2018	0.5%	(0.4)%	4.7%	10.2%
Three months ended June 30, 2019 compared to March 31, 2019	7.2%	4.1%	42.3%	6.4%

Same store NOI at share - cash basis % increase:
Three months ended June 30, 2019 compared to June 30, 2018	4.3%	2.5%	15.5%	12.9%
Six months ended June 30, 2019 compared to June 30, 2018	3.7%	2.6%	8.9%	13.9%
Three months ended June 30, 2019 compared to March 31, 2019	8.3%	5.5%	38.1%	5.8%
____________________

		Increase
(1)	Excluding Hotel Pennsylvania, same store NOI at share % increase:
	Three months ended June 30, 2019 compared to June 30, 2018	0.0%
	Six months ended June 30, 2019 compared to June 30, 2018	0.3%
	Three months ended June 30, 2019 compared to March 31, 2019	0.0%

	Excluding Hotel Pennsylvania, same store NOI at share - cash basis % increase:
	Three months ended June 30, 2019 compared to June 30, 2018	3.3%
	Six months ended June 30, 2019 compared to June 30, 2018	3.3%
	Three months ended June 30, 2019 compared to March 31, 2019	1.2%

Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Dispositions
220 CPS
During the three months ended June 30, 2019, we closed on the sale of 11 condominium units at 220 CPS for net proceeds aggregating $265,250,000 resulting in a financial statement net gain of $111,713,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $22,792,000 of income tax expense was recognized in our consolidated statements of income. During the six months ended June 30, 2019, we closed on the sale of 23 condominium units at 220 CPS for net proceeds of $690,734,000 resulting in a financial statement net gain of $269,612,000. In connection with these sales, $49,737,000 of income tax expense was recognized in our consolidated statements of income. From inception to June 30, 2019, we closed on the sale of 34 units for aggregate net proceeds of $905,510,000 which was used to pay $901,117,000 of the $950,000,000 220 CPS loan.
Lexington
On March 1, 2019, we sold all of our 18,468,969 common shares of Lexington, realizing net proceeds of $167,698,000. We recorded a $16,068,000 mark-to-market increase in the fair value of our common shares for the period from January 1, 2019 through the date of sale, which is included in "interest and other investment income, net" on our consolidated statements of income for the six months ended June 30, 2019.
UE
On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE, realizing net proceeds of $108,512,000. The sale resulted in a net gain of $62,395,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the six months ended June 30, 2019.
.
Fifth Avenue and Times Square JV
On April 18, 2019 (the “Closing Date”), we entered into a transaction agreement (the “Transaction Agreement”) with a group of institutional investors (the “Investors”). The Transaction Agreement provides for a series of transactions (collectively, the “Transaction”) pursuant to which (i) prior to the Closing Date, we contributed our interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the “Properties”) to subsidiaries of a newly formed joint venture (“Fifth Avenue and Times Square JV”) and (ii) on the Closing Date, transferred a 48.5% common interest in Fifth Avenue and Times Square JV to the Investors. The 48.5% common interest in the joint venture represents an effective 47.2% interest in the Properties (of which 45.4% was transferred from Vornado). The Properties include approximately 489,000 square feet of retail space, 327,000 square feet of office space, signage associated with 1535 and 1540 Broadway, the parking garage at 1540 Broadway and the theatre at 1535 Broadway.
We retained the remaining 51.5% common interest in Fifth Avenue and Times Square JV which represents an effective 51.0% interest in the Properties and an aggregate $1.828 billion of preferred equity interests in certain of the properties. We also provided $500,000,000 of temporary preferred equity on 640 Fifth Avenue until May 23, 2019 when mortgage financing was completed. All of the preferred equity has an annual coupon of 4.25% for the first five years, increasing to 4.75% for the next five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
Net cash proceeds from the Transaction were $1.186 billion, after (i) deductions for the defeasance of a $390,000,000 mortgage loan on 666 Fifth Avenue and the repayment of a $140,000,000 mortgage loan on 655 Fifth Avenue, (ii) proceeds from a $500,000,000 mortgage loan on 640 Fifth Avenue, described below, (iii) approximately $23,000,000 used to purchase noncontrolling investors' interests and (iv) approximately $53,000,000 of transaction costs (including $17,000,000 of costs related to the defeasance of the 666 Fifth Avenue mortgage loan).
We continue to manage and lease the Properties. We share control with the Investors over major decisions of the joint venture, including decisions regarding leasing, operating and capital budgets, and refinancings. Accordingly, we no longer hold a controlling financial interest in the Properties which has been transferred to the joint venture. As a result, our investment in Fifth Avenue and Times Square JV is accounted for under the equity method from the date of transfer. The Transaction valued the Properties at $5,556,000,000 resulting in a financial statement net gain of $2,571,099,000, before noncontrolling interest of $11,945,000, including the related step-up in our basis of the retained portion of the assets to fair value. The net gain is included in "net gain on transfer to Fifth Avenue and Times Square JV" on our consolidated statements of income for the three and six months ended June 30, 2019. The gain for tax purposes was approximately $735,000,000.
On May 23, 2019, we received $500,000,000 from the redemption of our preferred equity in 640 Fifth Avenue. The preferred equity was redeemed from the proceeds of a $500,000,000 mortgage financing that was completed on the property. The five year loan, which is guaranteed by us, is interest only at LIBOR plus 1.01%. The interest rate was swapped for four years to a fixed rate of 3.07%.

Overview - continued

Dispositions - continued
330 Madison Avenue
On July 11, 2019, we sold our 25% interest in 330 Madison Avenue to our joint venture partner. We received net proceeds of approximately $100,000,000 after deducting our share of the existing $500,000,000 mortgage loan. The third quarter financial statement gain will be approximately $159,000,000. The tax gain will be approximately $138,000,000.

Financings
On January 28, 2019, a joint venture, in which we have a 45.1% interest, completed a $167,500,000 refinancing of 61 Ninth Avenue, a 166,000 square foot office and retail property in the Meatpacking district of Manhattan which is fully leased to Aetna and Starbucks. The seven-year interest only loan carries a rate of LIBOR plus 1.35% (3.77% as of June 30, 2019) and matures in January 2026. We realized net proceeds of approximately $31,000,000. The loan replaces the previous $90,000,000 construction loan that bore interest at LIBOR plus 3.05% and was scheduled to mature in 2021.

On February 4, 2019, we completed a $95,700,000 refinancing of 435 Seventh Avenue, a 43,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.30% (3.73% as of June 30, 2019) and matures in 2024. The recourse loan replaces the previous $95,700,000 loan that bore interest at LIBOR plus 2.25% and was scheduled to mature in August 2019.
On February 12, 2019, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot Manhattan property comprised of 859,000 square feet of office space and the 256,000 square foot Manhattan Mall. The interest-only loan carries a rate of LIBOR plus 1.55% (3.98% as of June 30, 2019) and matures in April 2024, with two one-year extension options. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.65% and was scheduled to mature in July 2020.
On March 1, 2019, we called for redemption all of our $400,000,000 5.00% senior unsecured notes. The notes, which were scheduled to mature in January 2022, were redeemed on April 1, 2019 at a redemption price of 105.51% of the principal amount plus accrued interest. In connection therewith, we expensed $22,540,000 relating to debt prepayment costs which is included in "interest and debt expense" on our consolidated statements of income for the six months ended June 30, 2019.
On March 26, 2019, we increased to $1.5 billion (from $1.25 billion) and extended to March 2024 (as fully extended) from February 2022 one of our two unsecured revolving credit facilities. The interest rate on the extended facility was lowered from LIBOR plus 1.00% to LIBOR plus 0.90%. The facility fee remains unchanged at 20 basis points.
On May 24, 2019, we extended our $375,000,000 mortgage loan on 888 Seventh Avenue, a 886,000 square foot Manhattan office building, from December 2020 to December 2025. The interest rate on the extended mortgage loan is LIBOR plus 1.70% (4.11% as of June 30, 2019). Pursuant to an existing swap agreement, the interest rate on the $375,000,000 mortgage loan has been swapped to 3.25% through December 2020.
On June 28, 2019, a joint venture, in which we have a 55% interest, completed a $145,700,000 refinancing of 512 West 22nd Street, a 173,000 square foot office building in the West Chelsea submarket of Manhattan. The four-year interest only loan carries a rate of LIBOR plus 2.00% (4.40% as of June 30, 2019) and matures in June 2023 with a one-year extension option. The loan replaces the previous $126,000,000 construction loan that bore interest at LIBOR plus 2.65% and was scheduled to mature in 2019.

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

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Three Months Ended June 30, 2019
Total square feet leased	221	70	30	30
Our share of square feet leased:	155	67	30	21
Initial rent(1)	$83.54	$162.44	$63.83	$86.00
Weighted average lease term (years)	7.2	19.6	4.1	5.1
Second generation relet space:
Square feet	80	64	30	21
GAAP basis:
Straight-line rent(2)	$73.75	$173.54	$65.58	$87.22
Prior straight-line rent	$69.67	$120.22	$57.09	$65.98
Percentage increase	5.9%	44.4%	14.9%	32.2%
Cash basis:
Initial rent(1)	$76.02	$152.10	$63.83	$86.00
Prior escalated rent	$73.57	$128.16	$60.22	$76.23
Percentage increase	3.3%	18.7%	6.0%	12.8%

Tenant improvements and leasing commissions:
Per square foot	$70.76	$73.23	$6.23	$31.28
Per square foot per annum	$9.83	$3.74	$1.52	$6.13
Percentage of initial rent	11.8%	2.3%	2.4%	7.1%
____________________
See notes on following page.

Overview - continued

Leasing Activity - continued

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Six Months Ended June 30, 2019
Total square feet leased	617	118	189	92
Our share of square feet leased:	505	110	189	64
Initial rent(1)	$78.25	$143.18	$49.41	$82.69
Weighted average lease term (years)	8.4	13.2	6.5	5.1
Second generation relet space:
Square feet	391	102	187	64
GAAP basis:
Straight-line rent(2)	$73.37	$152.41	$48.62	$85.29
Prior straight-line rent	$72.04	$118.08	$43.39	$55.25
Percentage increase	1.8%	29.1%	12.1%	54.4%
Cash basis:
Initial rent(1)	$74.76	$138.37	$49.36	$82.69
Prior escalated rent	$73.22	$127.39	$46.48	$64.66
Percentage increase	2.1%	8.6%	6.2%	27.9%

Tenant improvements and leasing commissions:
Per square foot	$82.04	$52.40	$30.58	$43.22
Per square foot per annum	$9.77	$3.97	$4.70	$8.47
Percentage of initial rent	12.5%	2.8%	9.5%	10.2%
____________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square Footage (in service) and Occupancy as of June 30, 2019

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	19,948	16,484	96.7%
Retail (includes retail properties that are in the base of our office properties)	71	2,577	2,104	94.7%
Residential - 1,683 units	10	1,529	796	95.9%
Alexander's, Inc. ("Alexander's") including 312 residential units	7	2,254	730	97.3%
Hotel Pennsylvania	1	1,400	1,400
		27,708	21,514	96.5%
Other:
theMART	3	3,693	3,684	94.8%
555 California Street	3	1,741	1,218	99.5%
Other	10	2,527	1,192	93.0%
		7,961	6,094

Total square feet as of June 30, 2019		35,669	27,608

Square Footage (in service) and Occupancy as of December 31, 2018

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	19,858	16,632	97.2%
Retail (includes retail properties that are in the base of our office properties)	71	2,648	2,419	97.3%
Residential - 1,687 units	10	1,533	800	96.6%
Alexander's, including 312 residential units	7	2,437	790	91.4%
Hotel Pennsylvania	1	1,400	1,400
		27,876	22,041	97.0%
Other:
theMART	3	3,694	3,685	94.7%
555 California Street	3	1,743	1,220	99.4%
Other	10	2,522	1,187	92.8%
		7,959	6,092

Total square feet as of December 31, 2018		35,835	28,133

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the six months ended June 30, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 3 - Recently Issued Accounting Literature and Note 20 - Leases to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Literature

Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

Net Operating Income At Share by Segment for the Three Months Ended June 30, 2019 and 2018
NOI represents total revenues less operating expenses. We consider NOI to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI should not be considered a substitute for net income. NOI may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30, 2019
	Total	New York (1)	Other
Total revenues	$463,103	$376,381	$86,722
Operating expenses	220,752	187,819	32,933
NOI - consolidated	242,351	188,562	53,789
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(10,030)	(6,386)
Add: NOI from partially owned entities	82,974	79,170	3,804
NOI at share	308,909	257,702	51,207
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	9,748	8,437	1,311
NOI at share - cash basis	$318,657	$266,139	$52,518
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(Amounts in thousands)	For the Three Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$541,818	$458,552	$83,266
Operating expenses	235,981	200,903	35,078
NOI - consolidated	305,837	257,649	48,188
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,160)	(11,560)	(5,600)
Add: NOI from partially owned entities	65,752	49,778	15,974
NOI at share	354,429	295,867	58,562
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(12,481)	(12,713)	232
NOI at share - cash basis	$341,948	$283,154	$58,794

Net Operating Income At Share by Segment for the Three Months Ended June 30, 2019 and 2018 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2019	2018
New York:
Office(1)	$179,592	$184,867
Retail(1)	57,063	87,109
Residential	5,908	6,338
Alexander's	11,108	11,909
Hotel Pennsylvania	4,031	5,644
Total New York	257,702	295,867

Other:
theMART	30,974	27,816
555 California Street	15,358	13,660
Other investments(2)	4,875	17,086
Total Other	51,207	58,562

NOI at share	$308,909	$354,429
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The three months ended June 30, 2018 includes $5,135 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018), $4,509 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $2,893 from UE (sold on March 4, 2019).

The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2019	2018
New York:
Office(1)	$178,806	$180,710
Retail(1)	66,726	79,139
Residential	5,303	5,463
Alexander's	11,322	12,098
Hotel Pennsylvania	3,982	5,744
Total New York	266,139	283,154

Other:
theMART	31,984	27,999
555 California Street	15,595	13,808
Other investments(2)	4,939	16,987
Total Other	52,518	58,794

NOI at share - cash basis	$318,657	$341,948
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The three months ended June 30, 2018 includes $5,141 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018), $4,351 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $2,789 from UE (sold on March 4, 2019).

Reconciliation of Net Income to Net Operating Income At Share for the Three Months Ended June 30, 2019 and 2018
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30,
	2019	2018
Net income	$2,596,693	$105,338

Deduct:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
Income from partially owned entities	(22,873)	(8,757)
Interest and other investment income, net	(7,840)	(30,892)
Net gains on disposition of wholly owned and partially owned assets	(111,713)	(23,559)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(17,160)
Income from discontinued operations	(60)	(683)

Add:
Loss from real estate fund investments	15,803	28,976
Depreciation and amortization expense	113,035	111,846
General and administrative expense	38,872	34,427
Transaction related costs, impairment losses and other	101,590	1,017
NOI from partially owned entities	82,974	65,752
Interest and debt expense	63,029	87,657
Income tax expense	26,914	467
NOI at share	308,909	354,429
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	9,748	(12,481)
NOI at share - cash basis	$318,657	$341,948
NOI At Share by Region
Below is a summary of the percentages of NOI at share by geographic region for the three months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,
	2019	2018
Region:
New York City metropolitan area	85%	88%
Chicago, IL	10%	8%
San Francisco, CA	5%	4%
	100%	100%

Results of Operations – Three Months Ended June 30, 2019 Compared to June 30, 2018
Revenues
Our revenues, which consist of rental revenues and fee and other income, were $463,103,000 for the three months ended June 30, 2019 compared to $541,818,000 for the prior year’s quarter, a decrease of $78,715,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York		Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(8,679)	$(8,621)	(1)	$(58)
Development and redevelopment	(2,978)	(3,072)		94
Hotel Pennsylvania	(1,493)	(1,493)		—
Trade shows	355	—		355
Properties transferred to Fifth Avenue and Times Square JV	(62,630)	(62,630)		—
Same store operations	(6,183)	(9,313)	(2)	3,130
	(81,608)	(85,129)		3,521
Fee and other income:
BMS cleaning fees	1,703	1,537		166
Management and leasing fees	1,393	1,608		(215)
Properties transferred to Fifth Avenue and Times Square JV	(232)	(232)		—
Other income	29	45		(16)
	2,893	2,958		(65)

Total (decrease) increase in revenues	$(78,715)	$(82,171)		$3,456
___________________

(1)
Primarily due to reduction in income from the non-cash write-off of straight-line rent receivables in the second quarter of 2019 of (i) $7,232 related to Topshop at 608 Fifth Avenue and (ii) $1,834 related to J. Crew at 770 Broadway for the space which has been re-leased to Facebook.

(2)	Primarily due to a $5,967 reduction in income from the non-cash write-off of straight-line rent receivables related to Topshop at 478-486 Broadway in the second quarter of 2019.

Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs, impairment loss and other, were $475,564,000 for the three months ended June 30, 2019, compared to $385,348,000 for the prior year’s quarter, an increase of $90,216,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$550		$550		$—
Development and redevelopment	(59)		(250)		191
Non-reimbursable expenses	(4,181)		(3,155)		(1,026)
Hotel Pennsylvania	124		124		—
Trade shows	353		—		353
BMS expenses	933		933		—
Properties transferred to Fifth Avenue and Times Square JV	(15,718)		(15,718)		—
Same store operations	2,769		4,432		(1,663)
	(15,229)		(13,084)		(2,145)
Depreciation and amortization:
Acquisitions, dispositions and other	1,864		1,864		—
Development and redevelopment	(2,908)		(2,951)		43
Properties transferred to Fifth Avenue and Times Square JV	(16,051)		(16,051)		—
Same store operations	18,284		17,007		1,277
	1,189		(131)		1,320

General and administrative	4,445	(1)	6,539		(2,094)

Expense from deferred compensation plan liability	(762)		—		(762)

Transaction related costs, impairment losses and other	100,573		101,360	(2)	(787)

Total increase in expenses	$90,216		$94,684		$(4,468)
___________________

(1)
Primarily due to $5,645 of non-cash stock-based compensation expense in the second quarter of 2019 for the time-based equity compensation granted in connection with the previously announced new leadership group (additional non-cash expense associated with these awards will be $2,401 in each of the next two quarters, $9,603 in each of 2020 and 2021, $7,718 in 2022 and $2,655 in 2023), partially offset by lower non-cash stock-based compensation expense of $2,578 for the accelerated vesting of previously issued OP Units and Vornado restricted stock in the first quarter of 2019 due to the removal of the time-based vesting requirement to participants who have reached 65 years of age.

(2)	Non-cash impairment losses, substantially 608 Fifth Avenue.

Results of Operations – Three Months Ended June 30, 2019 Compared to June 30, 2018 - continued
Income from Partially Owned Entities
Below are the components of income (loss) from partially owned entities for the three months ended June 30, 2019 and 2018.

(Amounts in thousands)	Ownership Percentage at June 30, 2019	For the Three Months Ended June 30,
		2019	2018
Our share of net income (loss):
Fifth Avenue and Times Square JV(1):
Equity in net income	51.5%	$11,217	$—
Return on preferred equity, net of our share of the expense		8,586	—
		19,803	—
Alexander's	32.4%	4,719	7,167
Partially owned office buildings(2)	Various	(1,451)	2,002
Other investments(3)	Various	(198)	(412)
		$22,873	$8,757
____________________

(1)
The three months ended June 30, 2019 includes our 51.5% ownership in the Fifth Avenue and Times Square JV. See Note 7 - Investments in Partially Owned Entities to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 85 Tenth Avenue and others. The three months ended June 30, 2019 includes a $1,079 reduction in income from the non-cash write-off of straight-line rent receivable related to The Four Seasons Restaurant at 280 Park Avenue.

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019) and others.

(Loss) Income from Real Estate Fund Investments
Below are the components of the (loss) income from our real estate fund investments for the three months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30,
	2019	2018
Net investment income	$459	$539
Net unrealized loss on held investments	(16,262)	(29,513)
Net realized loss on exited investments	—	(2)
Loss from real estate fund investments	(15,803)	(28,976)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(4,955)	29,527
(Loss) income from real estate fund investments attributable to the Operating Partnership	(20,758)	551
Less loss (income) attributable to noncontrolling interests in the Operating Partnership	1,316	(34)
(Loss) income from real estate fund investments attributable to Vornado	$(19,442)	$517
Interest and Other Investment Income, net
Below are the components of interest and other investment income, net for the three months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended June 30,
	2019	2018
Interest on cash and cash equivalents and restricted cash	$2,626	$4,487
Interest on loans receivable(1)	1,635	6,205
Dividends on marketable securities	1,313	3,353
Increase in fair value of marketable securities	1,312	15,884
Other, net	954	963
	$7,840	$30,892
____________________

(1)
2018 includes $5,457 of income from profit participation on the April 2018 sale of 701 Seventh Avenue. We received this income in connection with our 25% participation in an October 2012, $137,500 mezzanine loan, which was repaid in January 2014.

Results of Operations – Three Months Ended June 30, 2019 Compared to June 30, 2018 - continued
Interest and Debt Expense
Interest and debt expense for the three months ended June 30, 2019 was $63,029,000 compared to $87,657,000 for the prior year’s quarter, a decrease of $24,628,000.This decrease was primarily due to (i) $9,386,000 of lower interest expense resulting from the deconsolidation of mortgages payable of the properties contributed to Fifth Avenue and Times Square JV, (ii) $7,197,000 of lower interest expense resulting from paydowns of the 220 CPS loan (iii) $4,265,000 lower capital lease interest and (iv) $3,058,000 higher capitalized interest and debt expense, partially offset by (v) $2,728,000 of higher interest expense resulting from higher average interest rates on our variable rate loans.
Net Gain on Transfer to Fifth Avenue and Times Square JV
During the three months ended June 30, 2019, we recognized a $2,571,099,000 gain from the transfer of common equity in the properties contributed to Fifth Avenue and Times Square JV, including the related step-up in our basis of the retained portion of the assets to fair value.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended June 30, 2019 were $111,713,000 compared to $23,559,000 for the prior year's quarter, an increase of $88,154,000. This increase was due to (i) $111,713,000 of net gains on sale of 220 CPS condominium units in 2019, partially offset by (ii) a $23,559,000 net gain on sale of 27 Washington Square North in 2018.
Income Tax Expense
Income tax expense for the three months ended June 30, 2019 was $26,914,000 compared to $467,000 for the prior year’s quarter, an increase of $26,447,000. This increase resulted primarily from $22,792,000 of income tax expense on the sale of 220 CPS condominium units in the three months ended June 30, 2019.
Income from Discontinued Operations
Income from discontinued operations for the three months ended June 30, 2019 was $60,000 compared to $683,000 for the prior year’s quarter, a decrease of $623,000.
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $21,451,000 for the three months ended June 30, 2019, compared to a loss of $26,175,000 for the prior year’s quarter, an increase in income of $47,626,000. This increase resulted primarily from (i) $34,482,000 increase from the lower net loss subject to allocation to the noncontrolling interest of our real estate fund, and (ii) $11,945,000 resulting from the net gain on transfer to Fifth Avenue and Times Square JV attributable to noncontrolling interests in the three months ended June 30, 2019.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $162,515,000 for the three months ended June 30, 2019, compared to $7,445,000 for the prior year’s quarter, an increase of $155,070,000. This increase resulted primarily from higher net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $12,532,000 for the three months ended June 30, 2019, compared to $12,534,000 for the prior year’s quarter, a decrease of $2,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $12,573,000 for the three months ended June 30, 2019, compared to $12,582,000 for the prior year’s quarter, a decrease of $9,000.

Results of Operations – Three Months Ended June 30, 2019 Compared to June 30, 2018 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2019 compared to June 30, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended June 30, 2019	$308,909	$257,702		$30,974	$15,358	$4,875
Less NOI at share from:
Acquisitions	8	8		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,479)	(5,479)		—	—	—
Dispositions	(50)	(50)		—	—	—
Development properties	(11,392)	(11,392)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	2,979	2,979		—	—	—
Other non-same store expense (income), net	85	4,984		(98)	74	(4,875)
Same store NOI at share for the three months ended June 30, 2019	$295,060	$248,752		$30,876	$15,432	$—

NOI at share for the three months ended June 30, 2018	$354,429	$295,867		$27,816	$13,660	$17,086
Less NOI at share from:
Acquisitions	(3)	(3)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(26,365)	(26,365)		—	—	—
Dispositions	(309)	(309)		—	—	—
Development properties	(16,451)	(16,451)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	1,984	1,984		—	—	—
Other non-same store income, net	(21,689)	(4,323)		(280)	—	(17,086)
Same store NOI at share for the three months ended June 30, 2018	$291,596	$250,400		$27,536	$13,660	$—

Increase (decrease) in same store NOI at share for the three months ended June 30, 2019 compared to June 30, 2018	$3,464	$(1,648)		$3,340	$1,772	$—

% increase (decrease) in same store NOI at share	1.2%	(0.7)%	(1)	12.1%	13.0%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share was flat.

Results of Operations – Three Months Ended June 30, 2019 Compared to June 30, 2018 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2019 compared to June 30, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2019	$318,657	$266,139		$31,984	$15,595	$4,939
Less NOI at share - cash basis from:
Acquisitions	8	8		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,183)	(5,183)		—	—	—
Dispositions	(50)	(50)		—	—	—
Development properties	(13,005)	(13,005)		—	—	—
Lease termination income	(1,606)	(1,606)		—	—	—
Other non-same store income, net	(9,740)	(4,703)		(98)	—	(4,939)
Same store NOI at share - cash basis for the three months ended June 30, 2019	$289,081	$241,600		$31,886	$15,595	$—

NOI at share - cash basis for the three months ended June 30, 2018	$341,948	$283,154		$27,999	$13,808	$16,987
Less NOI at share - cash basis from:
Acquisitions	(3)	(3)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(24,732)	(24,732)		—	—	—
Dispositions	(240)	(240)		—	—	—
Development properties	(17,489)	(17,489)		—	—	—
Lease termination income	—	—		—	—	—
Other non-same store income, net	(22,345)	(4,960)		(398)	—	(16,987)
Same store NOI at share - cash basis for the three months ended June 30, 2018	$277,139	$235,730		$27,601	$13,808	$—

Increase in same store NOI at share - cash basis for the three months ended June 30, 2019 compared to June 30, 2018	$11,942	$5,870		$4,285	$1,787	$—

% increase in same store NOI at share - cash basis	4.3%	2.5%	(1)	15.5%	12.9%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 3.3%.

Net Operating Income At Share by Segment for the Six Months Ended June 30, 2019 and 2018
NOI represents total revenues less operating expenses. We consider NOI to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI should not be considered a substitute for net income. NOI may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Six Months Ended June 30, 2019
	Total	New York(1)	Other
Total revenues	$997,771	$819,666	$178,105
Operating expenses	467,647	385,914	81,733
NOI - consolidated	530,124	433,752	96,372
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,819)	(21,437)	(12,382)
Add: NOI from partially owned entities	150,376	128,745	21,631
NOI at share	646,681	541,060	105,621
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	4,567	1,819	2,748
NOI at share - cash basis	$651,248	$542,879	$108,369
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(Amounts in thousands)	For the Six Months Ended June 30, 2018
	Total	New York	Other
Total revenues	$1,078,255	$907,036	$171,219
Operating expenses	473,583	398,819	74,764
NOI - consolidated	604,672	508,217	96,455
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(34,472)	(23,305)	(11,167)
Add: NOI from partially owned entities	133,265	99,551	33,714
NOI at share	703,465	584,463	119,002
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(30,429)	(30,036)	(393)
NOI at share - cash basis	$673,036	$554,427	$118,609

Net Operating Income At Share by Segment for the Six Months Ended June 30, 2019 and 2018 - continued
The elements of our New York and Other NOI at share for the six months ended June 30, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
New York:
Office(1)	$363,132	$372,023
Retail (1)	145,330	175,018
Residential	11,953	12,479
Alexander's	22,430	23,484
Hotel Pennsylvania	(1,785)	1,459
Total New York	541,060	584,463

Other:
theMART	54,497	54,691
555 California Street	29,859	27,171
Other investments(2)	21,265	37,140
Total Other	105,621	119,002

NOI at share	$646,681	$703,465
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The six months ended June 30, 2018 includes $10,408 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018), $10,230 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $5,765 from UE (sold on March 4, 2019).

The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
New York:
Office(1)	$363,176	$358,909
Retail(1)	147,662	158,728
Residential	11,074	11,062
Alexander's	22,849	24,137
Hotel Pennsylvania	(1,882)	1,591
Total New York	542,879	554,427

Other:
theMART	56,896	55,078
555 California Street	30,340	26,634
Other investments(2)	21,133	36,897
Total Other	108,369	118,609

NOI at share - cash basis	$651,248	$673,036
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The six months ended June 30, 2018 includes $10,321 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018), $9,998 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $5,555 from UE (sold on March 4, 2019).

Reconciliation of Net Income to Net Operating Income At Share for the Six Months Ended June 30, 2019 and 2018
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
Net income	$2,809,737	$105,620

Deduct:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
(Income) loss from partially owned entities	(30,193)	1,147
Interest and other investment income, net	(12,885)	(6,508)
Net gains on disposition of wholly owned and partially owned assets	(332,007)	(23,559)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,819)	(34,472)
Loss (income) from discontinued operations	77	(320)

Add:
Loss from real estate fund investments	15,970	37,783
Depreciation and amortization expense	229,744	220,532
General and administrative expense	96,892	76,960
Transaction related costs, impairment losses and other	101,739	14,173
NOI from partially owned entities	150,376	133,265
Interest and debt expense	165,492	175,823
Income tax expense	56,657	3,021
NOI at share	646,681	703,465
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	4,567	(30,429)
NOI at share - cash basis	$651,248	$673,036
NOI At Share by Region
Below is a summary of the percentages of NOI at share by geographic region for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended June 30,
	2019	2018
Region:
New York City metropolitan area	86%	88%
Chicago, IL	9%	8%
San Francisco, CA	5%	4%
	100%	100%

Results of Operations – Six Months Ended June 30, 2019 Compared to June 30, 2018
Revenues
Our revenues, which consist of rental revenues and fee and other income, were $997,771,000 for the six months ended June 30, 2019, compared to $1,078,255,000 for the prior year’s six months, a decrease of $80,484,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York		Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(10,631)	$(10,585)	(1)	$(46)
Development and redevelopment	(4,771)	(4,931)		160
Hotel Pennsylvania	(3,362)	(3,362)		—
Trade shows	(1,720)	—		(1,720)
Properties transferred to Fifth Avenue and Times Square JV	(62,630)	(62,630)		—
Same store operations	963	(9,820)	(2)	10,783
	(82,151)	(91,328)		9,177
Fee and other income:
BMS cleaning fees	3,133	3,141		(8)
Management and leasing fees	1,266	1,778		(512)
Properties transferred to Fifth Avenue and Times Square JV	(232)	(232)		—
Other income	(2,500)	(729)		(1,771)
	1,667	3,958		(2,291)

Total (decrease) increase in revenues	$(80,484)	$(87,370)		$6,886
___________________

(1)
Primarily due to reduction in income from the non-cash write-off of straight-line rent receivables in the second quarter of 2019 of (i) $7,232 related to Topshop at 608 Fifth Avenue and (ii) $2,573 related to J. Crew at 770 Broadway for the space which has been re-leased to Facebook.

(2)	Primarily due to a $5,967 reduction in income from the non-cash write-off of straight-line rent receivables related to Topshop at 478-486 Broadway in the second quarter of 2019.

Results of Operations – Six Months Ended June 30, 2019 Compared to June 30, 2018 - continued
Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs, impairment loss and other, were $902,770,000 for the six months ended June 30, 2019, compared to $786,921,000 for the prior year’s six months, an increase of $115,849,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$836		$836		$—
Development and redevelopment	(644)		(1,012)		368
Non-reimbursable expenses	(7,773)		(6,967)		(806)
Hotel Pennsylvania	(108)		(108)		—
Trade shows	493		—		493
BMS expenses	2,629		2,629		—
Properties transferred to Fifth Avenue and Times Square JV	(15,718)		(15,718)		—
Same store operations	14,349		7,435		6,914
	(5,936)		(12,905)		6,969
Depreciation and amortization:
Acquisitions, dispositions and other	1,936		1,936		—
Development and redevelopment	(4,602)		(4,662)		60
Properties transferred to Fifth Avenue and Times Square JV	(16,051)		(16,051)		—
Same store operations	27,929		26,307		1,622
	9,212		7,530		1,682

General and administrative	19,932	(1)	11,987		7,945

Expense from deferred compensation plan liability	5,075		—		5,075

Transaction related costs, impairment losses and other	87,566		88,257	(2)	(691)

Total increase in expenses	$115,849		$94,869		$20,980
___________________

(1)
2019 includes (i) $13,633 of non-cash stock-based compensation expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement to participants who have reached 65 years of age, and (ii) $5,645 of non-cash stock-based compensation expense for the time-based equity compensation granted in connection with the previously announced new leadership group (additional non-cash expense associated with these awards will be $2,401 in each of the next two quarters, $9,603 in each of 2020 and 2021, $7,718 in 2022 and $2,655 in 2023),

(2)
Non-cash impairment losses, substantially 608 Fifth Avenue, partially offset by $13,103 disputed additional New York City real property transfer tax ("Transfer Tax") recorded in the first quarter of 2018 related to the December 2012 acquisition of Independence Plaza. The joint venture, in which we have a 50.1% economic interest, that owns Independence Plaza recorded this expense based on the precedent established by the New York City Tax Appeals Tribunal (the "Tax Tribunal") decision regarding One Park Avenue. See Note 5 - Real Estate Fund Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding this matter.

Results of Operations – Six Months Ended June 30, 2019 Compared to June 30, 2018 - continued
Income (Loss) from Partially Owned Entities
Below are the components of income (loss) from partially owned entities for the six months ended June 30, 2019 and 2018.

(Amounts in thousands)	Percentage Ownership at June 30, 2019	For the Six Months Ended June 30,
		2019	2018
Our share of net income (loss):
Fifth Avenue and Times Square JV(1):
Equity in net income	51.5%	$11,217	$—
Return on preferred equity, net of our share of the expense		8,586	—
		19,803	—
Alexander's(2)	32.4%	11,493	5,166
Partially owned office buildings(3)	Various	(1,345)	(2,281)
Other investments(4)	Various	242	(4,032)
		$30,193	$(1,147)
____________________

(1)
The six months ended June 30, 2019 includes our 51.5% ownership in the Fifth Avenue and Times Square JV. See Note 7 - Investments in Partially Owned Entities to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

(2)
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

(3)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 85 Tenth Avenue and others. 2019 includes a $1,079 reduction in income from the non-cash write-off of straight-line rent receivable related to The Four Seasons Restaurant at 280 Park Avenue. 2018 includes our $4,978 share of disputed additional Transfer Tax related to the March 2011 acquisition of One Park Avenue. See Note 5 - Real Estate Fund Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding this matter.

(4)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019) and others.

Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
Net investment income	$192	$3,273
Net unrealized loss on held investments	(16,162)	(29,513)
Net realized loss on exited investments	—	(913)
Transfer Tax	—	(10,630)
Loss from real estate fund investments	(15,970)	(37,783)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(7,692)	34,896
Loss from real estate fund investments attributable to the Operating Partnership	(23,662)	(2,887)
Less loss attributable to noncontrolling interests in the Operating Partnership	1,498	178
Loss from real estate fund investments attributable to Vornado	$(22,164)	$(2,709)

Results of Operations – Six Months Ended June 30, 2019 Compared to June 30, 2018 - continued
Interest and Other Investment Income, net
Below are the components of interest and other investment income, net for the six months ended June 30, 2019 and 2018.

(Amounts in thousands)	For the Six Months Ended June 30,
	2019	2018
Interest on cash and cash equivalents and restricted cash	$4,693	$8,044
Interest on loans receivable(1)	3,241	6,948
Increase (decrease) in fair value of marketable securities(2)	1,773	(17,102)
Dividends on marketable securities	1,313	6,706
Other, net	1,865	1,912
	$12,885	$6,508
____________________

(1)
2018 includes $5,457 of income from profit participation on the April 2018 sale of 701 Seventh Avenue. We received this income in connection with our 25% participation in an October 2012, $137,500 mezzanine loan, which was repaid in January 2014.

(2)
2019 includes a $16,068 mark-to-market increase in fair value of our Lexington common shares through March 1, 2019, the date of sale of our investment, partially offset by a $14,336 decrease in the value of our investment in PREIT.

Interest and Debt Expense
Interest and debt expense was $165,492,000 for the six months ended June 30, 2019, compared to $175,823,000 for the prior year’s six months, a decrease of $10,331,000. This decrease was primarily due to (i) $11,657,000 higher capitalized interest and debt expense, (ii) $11,050,000 of lower interest expense resulting from paydowns of the 220 CPS loan, (iii) $9,386,000 of lower interest expense resulting from the deconsolidation of mortgages payable of the properties contributed to Fifth Avenue and Times Square JV, and (iv) $8,905,000 lower capital lease interest, partially offset by (v) $22,540,000 of debt prepayment costs relating to redemption of our $400,000,000 5.00% senior unsecured notes, and (vi) $6,662,000 of higher interest expense resulting from higher average interest rates on our variable rate loans.
Net Gain on Transfer to Fifth Avenue and Times Square JV
During the six months ended June 30, 2019, we recognized a $2,571,099,000 gain from the transfer of common equity in the properties contributed to Fifth Avenue and Times Square JV, including the related step-up in our basis of the retained portion of the assets to fair value.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the six months ended June 30, 2019 were $332,007,000 compared to $23,559,000 for the prior year's six months, an increase of $308,448,000. This increase was due to $269,612,000 of net gains on sale of 220 CPS condominium units in 2019, and (ii) a $62,395,000 net gain from the sale of all our UE partnership units in the first quarter of 2019, partially offset by (iii) a $23,559,000 net gain on sale of 27 Washington Square North in the second quarter of 2018.
Income Tax Expense
Income tax expense for the six months ended June 30, 2019 was $56,657,000 compared to $3,021,000 for the prior year’s six months, an increase of $53,636,000. This increase resulted primarily from $49,737,000 of income tax expense on the sale of 220 CPS condominium units.
Loss (Income) from Discontinued Operations
Loss from discontinued operations for the six months ended June 30, 2019 was $77,000 compared to income of $320,000 for the prior year’s six months, a decrease in income of $397,000.
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $28,271,000 for the six months ended June 30, 2019, compared to a loss of $34,449,000 for the prior year’s six months, an increase in income of $62,720,000. This increase resulted primarily from (i) $42,588,000 increase from the lower net loss subject to allocation to the noncontrolling interest of our real estate fund, (ii) $11,945,000 resulting from the net gain on transfer to Fifth Avenue and Times Square JV attributable to noncontrolling interests in the six months ended June 30, 2019 and (iii) $6,538,000 of disputed additional Transfer Tax allocated to noncontrolling interests related to the December 2012 acquisition of Independence Plaza in the six months ended June 30, 2018.

Results of Operations – Six Months Ended June 30, 2019 Compared to June 30, 2018 - continued
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $174,717,000 for the six months ended June 30, 2019, compared to $6,321,000 for the prior year’s six months, an increase of $168,396,000. The increase resulted primarily from higher net income subject to allocation to Class A unitholders due to the net gain on transfer to Fifth Avenue and Times Square JV.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $25,066,000 for the six months ended June 30, 2019, compared to $25,569,000 for the prior year’s six months, a decrease of $503,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $25,148,000 for the six months ended June 30, 2019, compared to $25,666,000 for the prior year’s six months, a decrease of $518,000.
Preferred Share/Unit Issuance Costs
Preferred share/unit issuance cost for the six months ended June 30, 2018 were $14,486,000 representing the write-off of issuance cost upon redemption of all the outstanding Series G and Series I cumulative redeemable preferred shares/units in January 2018.
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2019 compared to June 30, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the six months ended June 30, 2019	$646,681	$541,060		$54,497	$29,859	$21,265
Less NOI at share from:
Acquisitions	(219)	(219)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,479)	(5,479)		—	—	—
Dispositions	(47)	(47)		—	—	—
Development properties	(23,101)	(23,101)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	4,881	4,881		—	—	—
Other non-same store (income) expense, net	(18,697)	4,424		(1,930)	74	(21,265)
Same store NOI at share for the six months ended June 30, 2019	$604,019	$521,519		$52,567	$29,933	$—

NOI at share for the six months ended June 30, 2018	$703,465	$584,463		$54,691	$27,171	$37,140
Less NOI at share from:
Acquisitions	(124)	(124)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(26,365)	(26,365)		—	—	—
Dispositions	(371)	(371)		—	—	—
Development properties	(30,138)	(30,138)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	857	857		—	—	—
Other non-same store income, net	(46,492)	(4,873)		(4,479)	—	(37,140)
Same store NOI at share for the six months ended June 30, 2018	$600,832	$523,449		$50,212	$27,171	$—

Increase (decrease) in same store NOI at share for the six months ended June 30, 2019 compared to June 30, 2018	$3,187	$(1,930)		$2,355	$2,762	$—

% increase (decrease) in same store NOI at share	0.5%	(0.4)%	(1)	4.7%	10.2%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 0.3%.

Results of Operations – Six Months Ended June 30, 2019 Compared to June 30, 2018 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2019 compared to June 30, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2019	$651,248	$542,879		$56,896	$30,340	$21,133
Less NOI at share - cash basis from:
Acquisitions	(220)	(220)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,183)	(5,183)		—	—	—
Dispositions	(47)	(47)		—	—	—
Development properties	(27,291)	(27,291)		—	—	—
Lease termination income	(2,035)	(2,035)		—	—	—
Other non-same store income, net	(28,326)	(5,264)		(1,929)	—	(21,133)
Same store NOI at share - cash basis for the six months ended June 30, 2019	$588,146	$502,839		$54,967	$30,340	$—

NOI at share - cash basis for the six months ended June 30, 2018	$673,036	$554,427		$55,078	$26,634	$36,897
Less NOI at share - cash basis from:
Acquisitions	(124)	(124)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(24,732)	(24,732)		—	—	—
Dispositions	(306)	(306)		—	—	—
Development properties	(32,434)	(32,434)		—	—	—
Lease termination income	(1,061)	(1,061)		—	—	—
Other non-same store income, net	(47,004)	(5,509)		(4,598)	—	(36,897)
Same store NOI at share - cash basis for the six months ended June 30, 2018	$567,375	$490,261		$50,480	$26,634	$—

Increase in same store NOI at share - cash basis for the six months ended June 30, 2019 compared to June 30, 2018	$20,771	$12,578		$4,487	$3,706	$—

% increase in same store NOI at share - cash basis	3.7%	2.6%	(1)	8.9%	13.9%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 3.3%.

SUPPLEMENTAL INFORMATION

Net Operating Income At Share by Segment for the Three Months Ended June 30, 2019 and March 31, 2019
NOI represents total revenues less operating expenses. We consider NOI to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI should not be considered a substitute for net income. NOI may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2019 and March 31, 2019.

(Amounts in thousands)	For the Three Months Ended June 30, 2019
	Total	New York(1)	Other
Total revenues	$463,103	$376,381	$86,722
Operating expenses	220,752	187,819	32,933
NOI - consolidated	242,351	188,562	53,789
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(10,030)	(6,386)
Add: NOI from partially owned entities	82,974	79,170	3,804
NOI at share	308,909	257,702	51,207
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	9,748	8,437	1,311
NOI at share - cash basis	$318,657	$266,139	$52,518
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	New York	Other
Total revenues	$534,668	$443,285	$91,383
Operating expenses	246,895	198,095	48,800
NOI - consolidated	287,773	245,190	42,583
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(11,407)	(5,996)
Add: NOI from partially owned entities	67,402	49,575	17,827
NOI at share	337,772	283,358	54,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,181)	(6,618)	1,437
NOI at share - cash basis	$332,591	$276,740	$55,851

SUPPLEMENTAL INFORMATION - CONTINUED

Net Operating Income At Share by Segment for the Three Months Ended June 30, 2019 and March 31, 2019 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2019 and March 31, 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	June 30, 2019	March 31, 2019
New York:
Office(1)	$179,592	$183,540
Retail(1)	57,063	88,267
Residential	5,908	6,045
Alexander's	11,108	11,322
Hotel Pennsylvania	4,031	(5,816)
Total New York	257,702	283,358

Other:
theMART	30,974	23,523
555 California Street	15,358	14,501
Other investments(2)	4,875	16,390
Total Other	51,207	54,414

NOI at share	$308,909	$337,772
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	The three months ended March 31, 2019 includes $9,824 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $4,902 from UE (sold on March 4, 2019).

The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2019 and March 31, 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	June 30, 2019	March 31, 2019
New York:
Office(1)	$178,806	$184,370
Retail(1)	66,726	80,936
Residential	5,303	5,771
Alexander's	11,322	11,527
Hotel Pennsylvania	3,982	(5,864)
Total New York	266,139	276,740

Other:
theMART	31,984	24,912
555 California Street	15,595	14,745
Other investments(2)	4,939	16,194
Total Other	52,518	55,851

NOI at share - cash basis	$318,657	$332,591
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	The three months ended March 31, 2019 includes $9,774 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $4,638 from UE (sold on March 4, 2019).

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of Net Income to Net Operating Income At Share for the Three Months Ended June 30, 2019 and March 31, 2019

(Amounts in thousands)	For the Three Months Ended
	June 30, 2019	March 31, 2019
Net income	$2,596,693	$213,044

Deduct:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
Income from partially owned entities	(22,873)	(7,320)
Interest and other investment income, net	(7,840)	(5,045)
Net gains on disposition of wholly owned and partially owned assets	(111,713)	(220,294)
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(17,403)
(Income) loss from discontinued operations	(60)	137

Add:
Loss from real estate fund investments	15,803	167
Depreciation and amortization expense	113,035	116,709
General and administrative expense	38,872	58,020
Transaction related costs, impairment losses and other	101,590	149
NOI from partially owned entities	82,974	67,402
Interest and debt expense	63,029	102,463
Income tax expense	26,914	29,743
NOI at share	308,909	337,772
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	9,748	(5,181)
NOI at share - cash basis	$318,657	$332,591

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended June 30, 2019 Compared to March 31, 2019
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2019 compared to March 31, 2019.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended June 30, 2019	$308,909	$257,702		$30,974	$15,358	$4,875
Less NOI at share from:
Acquisitions	(5)	(5)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,479)	(5,479)		—	—	—
Dispositions	(50)	(50)		—	—	—
Development properties	(11,392)	(11,392)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	2,979	2,979		—	—	—
Other non-same store expense (income), net	85	4,984		(98)	74	(4,875)
Same store NOI at share for the three months ended June 30, 2019	$295,047	$248,739		$30,876	$15,432	$—

NOI at share for the three months ended March 31, 2019	$337,772	$283,358		$23,523	$14,501	$16,390
Less NOI at share from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(30,292)	(30,292)		—	—	—
Dispositions	3	3		—	—	—
Development properties	(11,460)	(11,460)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	1,902	1,902		—	—	—
Other non-same store income, net	(22,743)	(4,522)		(1,831)	—	(16,390)
Same store NOI at share for the three months ended March 31, 2019	$275,182	$238,989		$21,692	$14,501	$—

Increase in same store NOI at share for the three months ended June 30, 2019 compared to March 31, 2019	$19,865	$9,750		$9,184	$931	$—

% increase in same store NOI at share	7.2%	4.1%	(1)	42.3%	6.4%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share was flat.

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended June 30, 2019 Compared to March 31, 2019 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2019 compared to March 31, 2019.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2019	$318,657	$266,139		$31,984	$15,595	$4,939
Less NOI at share - cash basis from:
Acquisitions	(5)	(5)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,183)	(5,183)		—	—	—
Dispositions	(50)	(50)		—	—	—
Development properties	(13,005)	(13,005)		—	—	—
Lease termination income	(1,606)	(1,606)		—	—	—
Other non-same store income, net	(9,740)	(4,703)		(98)	—	(4,939)
Same store NOI at share - cash basis for the three months ended June 30, 2019	$289,068	$241,587		$31,886	$15,595	$—

NOI at share - cash basis for the three months ended March 31, 2019	$332,591	$276,740		$24,912	$14,745	$16,194
Less NOI at share - cash basis from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(27,722)	(27,722)		—	—	—
Dispositions	2	2		—	—	—
Development properties	(14,184)	(14,184)		—	—	—
Lease termination income	(429)	(429)		—	—	—
Other non-same store income, net	(23,406)	(5,381)		(1,831)	—	(16,194)
Same store NOI at share - cash basis for the three months ended March 31, 2019	$266,852	$229,026		$23,081	$14,745	$—

Increase in same store NOI at share - cash basis for the three months ended June 30, 2019 compared to March 31, 2019	$22,216	$12,561		$8,805	$850	$—

% increase in same store NOI at share - cash basis	8.3%	5.5%	(1)	38.1%	5.8%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 1.2%.

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
We expect to generate net cash of approximately $2 billion resulting from the sales of 100% of the 220 CPS condominium units, including $1 billion of after-tax net gain, of which $287,211,000 was recognized in our consolidated statements of income from inception to June 30, 2019.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Cash Flows for the Six Months Ended June 30, 2019 and 2018
Our cash flow activities for the six months ended June 30, 2019 and 2018 are summarized as follows:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2019	2018
Net cash provided by operating activities	$292,852	$241,260	$51,592
Net cash provided by (used in) investing activities	2,113,511	(254,906)	2,368,417
Net cash used in financing activities	(2,046,358)	(689,207)	(1,357,151)
Cash and cash equivalents and restricted cash was $1,076,910,000 at June 30, 2019, a $360,005,000 increase from the balance at December 31, 2018.
Net cash provided by operating activities of $292,852,000 for the six months ended June 30, 2019 was comprised of $340,258,000 of cash from operations, including distributions of income from partially owned entities of $31,820,000, and a net decrease of $47,406,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the cash provided by (used in) investing activities for the six months ended June 30, 2019 and 2018:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2019	2018
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	$1,255,756	$—	$1,255,756
Proceeds from sale of condominium units at 220 Central Park South	690,734	—	690,734
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—	500,000
Development costs and construction in progress	(289,532)	(185,039)	(104,493)
Moynihan Train Hall expenditures	(205,783)	—	(205,783)
Proceeds from sales of marketable securities	167,852	—	167,852
Additions to real estate	(120,060)	(113,300)	(6,760)
Proceeds from sale of real estate and related investments	108,512	44,599	63,913
Distributions of capital from partially owned entities	24,880	81,997	(57,117)
Investments in partially owned entities	(15,588)	(26,663)	11,075
Acquisitions of real estate and other	(3,260)	(56,500)	53,240
Net cash provided by (used in) investing activities	$2,113,511	$(254,906)	$2,368,417

Liquidity and Capital Resources - continued
Cash Flows for the Six Months Ended June 30, 2019 and 2018 - continued
The following table details the cash used in financing activities for the six months ended June 30, 2019 and 2018:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2019	2018
Repayments of borrowings	$(1,943,157)	$(148,408)	$(1,794,749)
Proceeds from borrowings	458,955	189,042	269,913
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—	(407,126)
Dividends paid on common shares/Distributions to Vornado	(251,803)	(239,594)	(12,209)
Moynihan Train Hall reimbursement from Empire State Development	205,783	—	205,783
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(49,140)	(49,338)	198
Dividends paid on preferred shares/Distributions to preferred unitholders	(25,066)	(30,047)	4,981
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—	(22,058)
Debt issuance costs	(13,522)	(3,289)	(10,233)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)	(7,908)
Contributions from noncontrolling interests in consolidated subsidiaries	8,315	59,558	(51,243)
Proceeds received from exercise of Vornado stock options and other	2,046	4,471	(2,425)
Redemption of preferred shares/units	(893)	(470,000)	469,107
Debt prepayment and extinguishment costs	—	(818)	818
Net cash used in financing activities	$(2,046,358)	$(689,207)	$(1,357,151)

Capital Expenditures for the Six Months Ended June 30, 2019
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the six months ended June 30, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$53,457	$46,850	$4,822	$1,785
Tenant improvements	36,080	31,068	1,806	3,206
Leasing commissions	13,009	12,289	376	344
Recurring tenant improvements, leasing commissions and other capital expenditures	102,546	90,207	7,004	5,335
Non-recurring capital expenditures	21,505	19,780	86	1,639
Total capital expenditures and leasing commissions	$124,051	$109,987	$7,090	$6,974

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Six Months Ended June 30, 2019
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table on the previous page.
We are constructing a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost of $515.4 million) is estimated to be approximately $1.4 billion, of which $1.3 billion has been expended as of June 30, 2019.
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $46,000,000, of which our share is $32,000,000. As of June 30, 2019, $31,235,000 has been expended, of which our share is $21,865,000.
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of June 30, 2019, $19,051,000 has been expended, of which our share is $9,526,000.
We are redeveloping PENN1, a 2,543,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be $325,000,000, of which $48,832,000 has been expended as of June 30, 2019.
We are redeveloping PENN2, a 1,795,000 square foot office building located on the west side of 7th Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $26,713,000 has been expended as of June 30, 2019.
Farley Office and Retail Building and Moynihan Train Hall
Our 95.0% joint venture (the remaining 5.0% is owned by the Related Companies ("Related")) is developing the Farley Office and Retail Building (the "Project"), which will include approximately 845,000 rentable square feet of commercial space, comprised of approximately 725,000 square feet of office space and approximately 120,000 square feet of retail space. The total development cost of the Project is estimated to be approximately $1,030,000,000 (inclusive of $230,000,000 upfront contribution and net of anticipated historic tax credits). As of June 30, 2019, $438,581,000 has been expended.
The joint venture has entered into a development agreement with Empire State Development (“ESD”), an entity of New York State, to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture has entered into a design-build contract with Skanska Moynihan Train Hall Builders pursuant to which they will build the Moynihan Train Hall, thereby fulfilling all of the joint venture's obligations to ESD. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB. The development expenditures for the Moynihan Train Hall are estimated to be approximately $1.6 billion, which will be funded by governmental agencies. Pursuant to Accounting Standards Codification 842-40-55, the joint venture, which we consolidate on our consolidated balance sheets, is required to recognize all development expenditures for the Moynihan Train Hall. Accordingly, the development expenditures paid for by governmental agencies through June 30, 2019 and December 31, 2018 of $665,226,000 and $445,693,000, respectively, are shown as “Moynihan Train Hall development expenditures” with a corresponding obligation recorded in “Moynihan Train Hall obligation” on our consolidated balance sheets. Upon completion of the development, the "Moynihan Train Hall development expenditures" and the offsetting “Moynihan Train Hall obligation” will be removed from our consolidated balance sheets.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Six Months Ended June 30, 2019 - continued
Below is a summary of amounts paid for development and redevelopment expenditures for the six months ended June 30, 2019. These expenditures include interest and debt expense of $43,138,000, payroll of $10,515,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $32,535,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail Building	$106,980	$106,980	$—	$—	$—
220 Central Park South	102,926	—	—	—	102,926
PENN1	24,584	24,584	—	—	—
345 Montgomery Street	9,736	—	—	9,736	—
606 Broadway	7,464	7,464	—	—	—
1535 Broadway	1,031	1,031	—	—	—
Other	36,811	32,387	1,231	3,193	—
	$289,532	$172,446	$1,231	$12,929	$102,926

Capital Expenditures for the Six Months Ended June 30, 2018
Below is a summary of amounts paid for capital expenditures and leasing commissions for the six months ended June 30, 2018.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$43,793	$29,524	$7,436	$6,833
Tenant improvements	47,985	36,576	8,489	2,920
Leasing commissions	24,832	22,270	392	2,170
Recurring tenant improvements, leasing commissions and other capital expenditures	116,610	88,370	16,317	11,923
Non-recurring capital expenditures	20,439	15,242	—	5,197
Total capital expenditures and leasing commissions	$137,049	$103,612	$16,317	$17,120

Development and Redevelopment Expenditures for the Six Months Ended June 30, 2018
Below is a summary of amounts paid for development and redevelopment expenditures for the six months ended June 30, 2018. These expenditures include interest and debt expense of $31,481,000, payroll of $4,958,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $23,083,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 Central Park South	$152,178	$—	$—	$—	$152,178
606 Broadway	8,593	8,593	—	—	—
345 Montgomery Street	7,575	—	—	7,575	—
PENN1	2,565	2,565	—	—	—
Other	14,128	10,666	3,037	190	235
	$185,039	$21,824	$3,037	$7,765	$152,413

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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of June 30, 2019, the aggregate dollar amount of these guarantees and master leases is approximately $1,031,000,000.
As of June 30, 2019, $15,880,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
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
As of June 30, 2019, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $15,400,000.
As of June 30, 2019, we have construction commitments aggregating approximately $730,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 44 of this Quarterly Report on Form 10-Q.
In accordance with the NAREIT December 2018 restated definition of FFO, we have elected to exclude the mark-to-market adjustments of marketable equity securities from the calculation of FFO. FFO for the three months ended June 30, 2018 has been adjusted to exclude the $16,024,000, or $0.08 per share, increase in fair value of marketable equity securities previously reported. FFO for the six months ended June 30, 2018 has been adjusted to exclude the $18,636,000, or $0.09 per share, decrease in fair value of marketable equity securities previously reported.
FFO attributable to common shareholders plus assumed conversions was $164,329,000, or $0.86 per diluted share for the three months ended June 30, 2019, compared to $194,653,000, or $1.02 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $412,013,000, or $2.16 per diluted share for the six months ended June 30, 2019, compared to $329,653,000, or $1.72 per diluted share, for the prior year’s six months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

Funds From Operations (“FFO”) - continued

Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders for the three and six months ended June 30, 2019 and 2018.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of our net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$2,400,195	$111,534	$2,581,683	$93,693
Per diluted share	$12.56	$0.58	$13.51	$0.49

FFO adjustments:
Depreciation and amortization of real property	$105,453	$103,599	$213,936	$204,009
Net gains on sale of real estate	—	(24,177)	—	(24,177)
Real estate impairment losses	31,436	—	31,436	—
Net gain on transfer to Fifth Avenue and Times Square JV, net of $11,945 attributable to noncontrolling interests	(2,559,154)	—	(2,559,154)	—
Net gain from sale of UE common shares (sold on March 4, 2019)	—	—	(62,395)	—
(Increase) decrease in fair value of marketable securities:
PREIT	(1,313)	—	14,336	—
Lexington (sold on March 1, 2019)	—	(15,883)	(16,068)	16,992
Other	1	(1)	(41)	110
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	34,631	25,488	59,621	53,594
Net gains on sale of real estate	—	(272)	—	(577)
Decrease (increase) in fair value of marketable securities	1,709	(140)	1,697	1,534
	(2,387,237)	88,614	(2,316,632)	251,485
Noncontrolling interests' share of above adjustments	151,357	(5,511)	146,933	(15,557)
FFO adjustments, net	$(2,235,880)	$83,103	$(2,169,699)	$235,928

FFO attributable to common shareholders	$164,315	$194,637	$411,984	$329,621
Convertible preferred share dividends	14	16	29	32
FFO attributable to common shareholders plus assumed conversions	$164,329	$194,653	$412,013	$329,653
Per diluted share	$0.86	$1.02	$2.16	$1.72

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	190,781	190,200	190,735	190,141
Effect of dilutive securities:
Employee stock options and restricted share awards	243	930	256	934
Convertible preferred shares	34	38	35	38
Denominator for FFO per diluted share	191,058	191,168	191,026	191,113

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2019			2018
	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$1,763,182	4.06%	$17,632	$3,292,382	4.31%
Fixed rate	5,808,463	3.57%	—	6,603,465	3.65%
	$7,571,645	3.68%	17,632	$9,895,847	3.87%
Pro rata share of debt of non-consolidated entities(1)(2):
Variable rate	$1,475,815	4.04%	14,758	$1,237,388	4.06%
Fixed rate	1,452,471	4.02%	—	1,382,068	4.19%
	$2,928,286	4.03%	14,758	$2,619,456	4.13%
Noncontrolling interests' share of consolidated subsidiaries			(293)
Total change in annual net income attributable to the Operating Partnership			32,097
Noncontrolling interests’ share of the Operating Partnership			(2,035)
Total change in annual net income attributable to Vornado			$30,062
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.16
Total change in annual net income attributable to Vornado per diluted share			$0.17
____________________
(1) As a result of Toys “R” Us (“Toys”) filing a voluntary petition under chapter 11 of the United States Bankruptcy Code, we determined the Company no longer has the ability to exercise significant influence over Toys. Accordingly, we have excluded our share of Toys debt in 2018. The voluntary petition was declared effective in 2019 and our stock was canceled. As a result, we no longer hold an investment in Toys.

(2)
Our pro rata share of debt of non-consolidated entities as of June 30, 2019 and December 31, 2018 is net of our $63,409 share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2019, we have an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.70% (4.11% as of June 30, 2019) to a fixed rate of 3.25% through December 2020; an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (4.17% as of June 30, 2019) to a fixed rate of 2.56% through September 2020; an interest rate swap on a $100,000,000 mortgage loan on 33-00 Northern Boulevard that swapped the rate from LIBOR plus 1.80% (4.22% as of June 30, 2019) to a fixed rate of 4.14% through January 2025; and an interest rate swap on our $750,000,000 unsecured term loan that swapped the rate from LIBOR plus 1.00% (3.40% as of June 30, 2019) to a fixed rate of 3.87% through October 2023.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2019, the estimated fair value of our consolidated debt was $7,625,000,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended June 30, 2019, we issued 641,103 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $534,872 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
10.41		—	Form of Vornado Realty Trust's 2019 Omnibus Share Plan - Incorporated by reference to Annex B to Vornado Realty Trust's Proxy Statement dated April 5, 2019 (File No. 001-11954) filed on April 5, 2019.	*
10.42		—	Transaction Agreement between Vornado Realty L.P. and Crown Jewel Partner LLC, dated April 18, 2019.
15.1		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101.INS		—
XBRL Instance Document of Vornado Realty Trust and Vornado Realty L.P. - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		—	XBRL Taxonomy Extension Schema of Vornado Realty Trust and Vornado Realty L.P.
101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.DEF		—	XBRL Taxonomy Extension Definition Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.LAB		—	XBRL Taxonomy Extension Label Linkbase of Vornado Realty Trust and Vornado Realty L.P.
101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase of Vornado Realty Trust and Vornado Realty L.P.
_______________________________
	*		Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: July 29, 2019	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: July 29, 2019	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)