Form 10-Q
period 2019-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2019-10-28
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2019
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
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

As of September 30, 2019, 190,850,321 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
The Company believes it is important to understand the few differences between Vornado and the Operating Partnership in the context of how Vornado and the Operating Partnership operate as a consolidated company. The financial results of the Operating Partnership are consolidated into the financial statements of Vornado. Vornado does not have any significant assets, liabilities or operations, other than its investment in the Operating Partnership. The Operating Partnership, not Vornado, generally executes all significant business relationships other than transactions involving the securities of Vornado. The Operating Partnership holds substantially all of the assets of Vornado. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by Vornado, which are contributed to the capital of the Operating Partnership in exchange for Class A units of partnership in the Operating Partnership, and the net proceeds of debt offerings by Vornado, which are contributed to the Operating Partnership in exchange for debt securities of the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	September 30, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land	$2,602,039	$3,306,280
Buildings and improvements	7,888,950	10,110,992
Development costs and construction in progress	1,805,846	2,266,491
Moynihan Train Hall development expenditures	791,703	445,693
Leasehold improvements and equipment	121,164	108,427
Total	13,209,702	16,237,883
Less accumulated depreciation and amortization	(2,945,107)	(3,180,175)
Real estate, net	10,264,595	13,057,708
Right-of-use assets	370,604	—
Cash and cash equivalents	1,132,491	570,916
Restricted cash	113,065	145,989
Marketable securities	35,751	152,198
Tenant and other receivables	99,499	73,322
Investments in partially owned entities	4,023,820	858,113
Real estate fund investments	306,596	318,758
220 Central Park South condominium units ready for sale	288,135	99,627
Receivable arising from the straight-lining of rents	743,646	935,131
Deferred leasing costs, net of accumulated amortization of $191,299 and $207,529	360,608	400,313
Identified intangible assets, net of accumulated amortization of $99,623 and $172,114	30,773	136,781
Other assets	446,516	431,938
	$18,216,099	$17,180,794
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,640,895	$8,167,798
Senior unsecured notes, net	445,668	844,002
Unsecured term loan, net	745,585	744,821
Unsecured revolving credit facilities	655,000	80,000
Lease liabilities	490,978	—
Moynihan Train Hall obligation	791,703	445,693
Accounts payable and accrued expenses	453,331	430,976
Deferred revenue	62,583	167,730
Deferred compensation plan	99,677	96,523
Other liabilities	266,090	311,806
Total liabilities	9,651,510	11,289,349
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,346,927 and 12,544,477 units outstanding	849,798	778,134
Series D cumulative redeemable preferred units - 141,401 and 177,101 units outstanding	4,535	5,428
Total redeemable noncontrolling interests	854,333	783,562
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,797,280 and 36,798,580 shares	891,256	891,294
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,850,321 and 190,535,499 shares	7,613	7,600
Additional capital	7,872,597	7,725,857
Earnings less than distributions	(1,649,035)	(4,167,184)
Accumulated other comprehensive (loss) income	(47,359)	7,664
Total shareholders' equity	7,075,072	4,465,231
Noncontrolling interests in consolidated subsidiaries	635,184	642,652
Total equity	7,710,256	5,107,883
	$18,216,099	$17,180,794
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Rental revenues	$427,638	$503,947	$1,348,814	$1,507,274
Fee and other income	38,323	38,101	114,918	113,029
Total revenues	465,961	542,048	1,463,732	1,620,303
EXPENSES:
Operating	(226,359)	(235,575)	(694,006)	(709,158)
Depreciation and amortization	(96,437)	(113,169)	(326,181)	(333,701)
General and administrative	(33,237)	(31,977)	(130,129)	(108,937)
Expense from deferred compensation plan liability	(974)	(1,861)	(7,722)	(3,534)
Transaction related costs, impairment losses and other	(1,576)	(2,510)	(103,315)	(16,683)
Total expenses	(358,583)	(385,092)	(1,261,353)	(1,172,013)

Income from partially owned entities	25,946	7,206	56,139	6,059
Income (loss) from real estate fund investments	2,190	(190)	(13,780)	(37,973)
Interest and other investment income, net	3,045	2,893	15,930	9,401
Income from deferred compensation plan assets	974	1,861	7,722	3,534
Interest and debt expense	(61,448)	(88,951)	(226,940)	(264,774)
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	2,571,099	—
Net gains on disposition of wholly owned and partially owned assets	309,657	141,269	641,664	164,828
Income before income taxes	387,742	221,044	3,254,213	329,365
Income tax expense	(23,885)	(1,943)	(80,542)	(4,964)
Income from continuing operations	363,857	219,101	3,173,671	324,401
(Loss) income from discontinued operations	(8)	61	(85)	381
Net income	363,849	219,162	3,173,586	324,782
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(5,774)	(3,312)	(34,045)	31,137
Operating Partnership	(22,637)	(12,671)	(197,354)	(18,992)
Net income attributable to Vornado	335,438	203,179	2,942,187	336,927
Preferred share dividends	(12,532)	(12,534)	(37,598)	(38,103)
Preferred share issuance costs	—	—	—	(14,486)
NET INCOME attributable to common shareholders	$322,906	$190,645	$2,904,589	$284,338

INCOME PER COMMON SHARE – BASIC:
Net income per common share	$1.69	$1.00	$15.22	$1.50
Weighted average shares outstanding	190,814	190,245	190,762	190,176

INCOME PER COMMON SHARE – DILUTED:
Net income per common share	$1.69	$1.00	$15.20	$1.49
Weighted average shares outstanding	191,024	191,327	191,027	191,292
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$363,849	$219,162	$3,173,586	$324,782
Other comprehensive income (loss):
Other comprehensive income (loss) of nonconsolidated subsidiaries	11	253	(949)	989
(Reduction) increase in value of interest rate swaps and other	(9,954)	623	(55,495)	13,789
Amount reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	—	(2,311)	—
Comprehensive income	353,906	220,038	3,114,831	339,560
Less comprehensive (income) loss attributable to noncontrolling interests	(27,761)	(16,037)	(227,667)	11,232
Comprehensive income attributable to Vornado	$326,145	$204,001	$2,887,164	$350,792
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2019:
Balance, June 30, 2019	36,797	$891,256	190,813	$7,611	$7,845,748	$(1,845,995)	$(38,066)	$635,590	$7,496,144
Net income attributable to Vornado	—	—	—	—	—	335,438	—	—	335,438
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	5,774	5,774
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(125,947)	—	—	(125,947)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(12,532)	—	—	(12,532)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	31	1	1,998	—	—	—	1,999
Under dividend reinvestment plan	—	—	6	1	356	—	—	—	357
Contributions:
Other	—	—	—	—	—	—	—	908	908
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	(7,086)	(7,086)
Deferred compensation shares and options	—	—	—	—	266	—	—	—	266
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	11	—	11
Reduction in value of interest rate swaps	—	—	—	—	—	—	(9,953)	—	(9,953)
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	24,228	—	—	—	24,228
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	650	—	650
Other	—	—	—	—	1	1	(1)	4	5
Balance, September 30, 2019	36,797	$891,256	190,850	$7,613	$7,872,597	$(1,649,035)	$(47,359)	$635,184	$7,710,256
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2018:
Balance, June 30, 2018	36,800	$891,325	190,238	$7,587	$7,555,993	$(4,206,381)	$33,351	$661,712	$4,943,587
Net income attributable to Vornado	—	—	—	—	—	203,179	—	—	203,179
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	3,312	3,312
Dividends on common shares ($0.63 per share)	—	—	—	—	—	(119,862)	—	—	(119,862)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(12,534)	—	—	(12,534)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	25	1	1,842	—	—	—	1,843
Under employees' share option plan	—	—	16	—	440	—	—	—	440
Under dividend reinvestment plan	—	—	5	1	350	—	—	—	351
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	1,595	1,595
Other	—	—	—	—	—	—	—	366	366
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(2,419)	(2,419)
Other	—	—	—	—	—	—	—	(4,972)	(4,972)
Conversion of Series A preferred shares to common shares	(1)	(31)	2	—	31	—	—	—	—
Deferred compensation shares and options	—	—	—	—	286	—	—	—	286
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	253	—	253
Increase in value of interest rate swaps	—	—	—	—	—	—	623	—	623
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	21,520	—	—	—	21,520
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(54)	—	(54)
Other	—	—	—	—	1	(4)	—	(2)	(5)
Balance, September 30, 2018	36,799	$891,294	190,286	$7,589	$7,580,463	$(4,135,602)	$34,173	$659,592	$5,037,509
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2019:
Balance, December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	2,942,187	—	—	2,942,187
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	34,045	34,045
Dividends on common shares ($1.98 per share)	—	—	—	—	—	(377,750)	—	—	(377,750)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(37,598)	—	—	(37,598)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	123	5	8,123	—	—	—	8,128
Under employees' share option plan	—	—	165	7	1,338	(8,692)	—	—	(7,347)
Under dividend reinvestment plan	—	—	16	1	1,057	—	—	—	1,058
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	—	5,839	5,839
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	(39,290)	(39,290)
Conversion of Series A preferred shares to common shares	(2)	(38)	3	—	38	—	—	—	—
Deferred compensation shares and options	—	—	8	—	829	—	—	—	829
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(949)	—	(949)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(55,497)	—	(55,497)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	123,635	—	—	—	123,635
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,732	—	3,732
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	(1)	—	—	—	—	2	2	1	5
Balance, September 30, 2019	36,797	$891,256	190,850	$7,613	$7,872,597	$(1,649,035)	$(47,359)	$635,184	$7,710,256
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2018:
Balance, December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado	—	—	—	—	—	336,927	—	—	336,927
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(31,137)	(31,137)
Dividends on common shares ($1.89 per share)	—	—	—	—	—	(359,456)	—	—	(359,456)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(38,103)	—	—	(38,103)
Preferred share issuance costs	—	(663)	—	—	—	(14,486)	—	—	(15,149)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	201	8	14,081	—	—	—	14,089
Under employees' share option plan	—	—	77	3	4,223	—	—	—	4,226
Under dividend reinvestment plan	—	—	15	1	1,035	—	—	—	1,036
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	46,942	46,942
Other	—	—	—	—	—	—	—	14,577	14,577
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(12,665)	(12,665)
Other	—	—	—	—	—	—	—	(28,173)	(28,173)
Conversion of Series A preferred shares to common shares	(1)	(31)	2	—	31	—	—	—	—
Deferred compensation shares and options	—	—	7	—	871	(121)	—	—	750
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	989	—	989
Increase in value of interest rate swaps	—	—	—	—	—	—	13,789	—	13,789
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	57,970	—	—	—	57,970
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(913)	—	(913)
Other	—	—	—	—	548	(3)	—	(1)	544
Balance, September 30, 2018	36,799	$891,294	190,286	$7,589	$7,580,463	$(4,135,602)	$34,173	$659,592	$5,037,509
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$3,173,586	$324,782
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
Net gains on disposition of wholly owned and partially owned assets	(641,664)	(164,828)
Depreciation and amortization (including amortization of deferred financing costs)	341,951	353,761
Non-cash impairment loss on 608 Fifth Avenue right-of-use asset	75,220	—
Distributions of income from partially owned entities	66,252	61,782
Equity in net income of partially owned entities	(56,139)	(6,059)
Stock-based compensation expense	48,045	26,190
Real estate impairment losses	26,140	—
Prepayment penalty on redemption of senior unsecured notes due 2022	22,058	—
Net realized and unrealized loss on real estate fund investments	16,162	33,709
Amortization of below-market leases, net	(15,561)	(31,480)
Straight-lining of rents	8,446	(10,279)
Decrease in fair value of marketable securities	3,095	24,801
Return of capital from real estate fund investments	—	20,291
Other non-cash adjustments	19,894	2,242
Changes in operating assets and liabilities:
Real estate fund investments	(4,000)	(68,950)
Tenant and other receivables, net	(28,110)	(11,662)
Prepaid assets	(74,502)	74,322
Other assets	(10,195)	(122,925)
Accounts payable and accrued expenses	1,496	(3,810)
Other liabilities	(3,104)	(13,849)
Net cash provided by operating activities	397,971	488,038

Cash Flows from Investing Activities:
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	1,248,743	—
Proceeds from sale of condominium units at 220 Central Park South	1,039,493	—
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—
Development costs and construction in progress	(448,281)	(274,147)
Moynihan Train Hall expenditures	(352,211)	—
Proceeds from sale of real estate and related investments	255,534	219,731
Additions to real estate	(189,579)	(163,546)
Proceeds from sales of marketable securities	168,314	—
Distributions of capital from partially owned entities	24,880	98,609
Investments in partially owned entities	(16,480)	(32,728)
Acquisitions of real estate and other	(3,260)	(500,225)
Proceeds from repayments of loans receivable	1,395	—
Net cash provided by (used in) investing activities	2,228,548	(652,306)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,635,028)	$(264,482)
Proceeds from borrowings	1,107,852	312,763
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—
Dividends paid on common shares	(377,750)	(359,456)
Moynihan Train Hall reimbursement from Empire State Development	352,211	—
Distributions to noncontrolling interests	(65,084)	(63,110)
Dividends paid on preferred shares	(37,598)	(42,582)
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—
Debt issuance costs	(15,328)	(7,451)
Contributions from noncontrolling interests	9,223	59,924
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)
Proceeds received from exercise of employee share options and other	2,403	5,262
Redemption of preferred shares	(893)	(470,000)
Debt prepayment and extinguishment costs	—	(818)
Net cash used in financing activities	(2,097,868)	(830,734)
Net increase (decrease) in cash and cash equivalents and restricted cash	528,651	(995,002)
Cash and cash equivalents and restricted cash at beginning of period	716,905	1,914,812
Cash and cash equivalents and restricted cash at end of period	$1,245,556	$919,810

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$570,916	$1,817,655
Restricted cash at beginning of period	145,989	97,157
Cash and cash equivalents and restricted cash at beginning of period	$716,905	$1,914,812

Cash and cash equivalents at end of period	$1,132,491	$772,524
Restricted cash at end of period	113,065	147,286
Cash and cash equivalents and restricted cash at end of period	$1,245,556	$919,810

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $55,186 and $45,292	$227,310	$245,628
Cash payments for income taxes	$47,345	$61,047

Non-Cash Investing and Financing Activities:
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	$2,327,750	$—
Common equity	1,449,495	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	825,520	307,552
Lease liabilities arising from the recognition of right-of-use assets	526,866	—
Marketable securities transferred in connection with the defeasance of mortgage payable	(407,126)	—
Defeased mortgage payable	390,000	—
Adjustments to carry redeemable Class A units at redemption value	123,635	57,970
Accrued capital expenditures included in accounts payable and accrued expenses	117,205	74,185
Write-off of fully depreciated assets	(113,261)	(61,120)
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive (loss) income" to "marketable securities" upon conversion of operating partnership units to common shares	54,962	—
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	September 30, 2019	December 31, 2018
ASSETS
Real estate, at cost:
Land	$2,602,039	$3,306,280
Buildings and improvements	7,888,950	10,110,992
Development costs and construction in progress	1,805,846	2,266,491
Moynihan Train Hall development expenditures	791,703	445,693
Leasehold improvements and equipment	121,164	108,427
Total	13,209,702	16,237,883
Less accumulated depreciation and amortization	(2,945,107)	(3,180,175)
Real estate, net	10,264,595	13,057,708
Right-of-use assets	370,604	—
Cash and cash equivalents	1,132,491	570,916
Restricted cash	113,065	145,989
Marketable securities	35,751	152,198
Tenant and other receivables	99,499	73,322
Investments in partially owned entities	4,023,820	858,113
Real estate fund investments	306,596	318,758
220 Central Park South condominium units ready for sale	288,135	99,627
Receivable arising from the straight-lining of rents	743,646	935,131
Deferred leasing costs, net of accumulated amortization of $191,299 and $207,529	360,608	400,313
Identified intangible assets, net of accumulated amortization of $99,623 and $172,114	30,773	136,781
Other assets	446,516	431,938
	$18,216,099	$17,180,794
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$5,640,895	$8,167,798
Senior unsecured notes, net	445,668	844,002
Unsecured term loan, net	745,585	744,821
Unsecured revolving credit facilities	655,000	80,000
Lease liabilities	490,978	—
Moynihan Train Hall obligation	791,703	445,693
Accounts payable and accrued expenses	453,331	430,976
Deferred revenue	62,583	167,730
Deferred compensation plan	99,677	96,523
Other liabilities	266,090	311,806
Total liabilities	9,651,510	11,289,349
Commitments and contingencies
Redeemable partnership units:
Class A units - 13,346,927 and 12,544,477 units outstanding	849,798	778,134
Series D cumulative redeemable preferred units - 141,401 and 177,101 units outstanding	4,535	5,428
Total redeemable partnership units	854,333	783,562
Partners' equity:
Partners' capital	8,771,466	8,624,751
Earnings less than distributions	(1,649,035)	(4,167,184)
Accumulated other comprehensive (loss) income	(47,359)	7,664
Total partners' equity	7,075,072	4,465,231
Noncontrolling interests in consolidated subsidiaries	635,184	642,652
Total equity	7,710,256	5,107,883
	$18,216,099	$17,180,794
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Rental revenues	$427,638	$503,947	$1,348,814	$1,507,274
Fee and other income	38,323	38,101	114,918	113,029
Total revenues	465,961	542,048	1,463,732	1,620,303
EXPENSES:
Operating	(226,359)	(235,575)	(694,006)	(709,158)
Depreciation and amortization	(96,437)	(113,169)	(326,181)	(333,701)
General and administrative	(33,237)	(31,977)	(130,129)	(108,937)
Expense from deferred compensation plan liability	(974)	(1,861)	(7,722)	(3,534)
Transaction related costs, impairment losses and other	(1,576)	(2,510)	(103,315)	(16,683)
Total expenses	(358,583)	(385,092)	(1,261,353)	(1,172,013)

Income from partially owned entities	25,946	7,206	56,139	6,059
Income (loss) from real estate fund investments	2,190	(190)	(13,780)	(37,973)
Interest and other investment income, net	3,045	2,893	15,930	9,401
Income from deferred compensation plan assets	974	1,861	7,722	3,534
Interest and debt expense	(61,448)	(88,951)	(226,940)	(264,774)
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	2,571,099	—
Net gains on disposition of wholly owned and partially owned assets	309,657	141,269	641,664	164,828
Income before income taxes	387,742	221,044	3,254,213	329,365
Income tax expense	(23,885)	(1,943)	(80,542)	(4,964)
Income from continuing operations	363,857	219,101	3,173,671	324,401
(Loss) income from discontinued operations	(8)	61	(85)	381
Net income	363,849	219,162	3,173,586	324,782
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(5,774)	(3,312)	(34,045)	31,137
Net income attributable to Vornado Realty L.P.	358,075	215,850	3,139,541	355,919
Preferred unit distributions	(12,574)	(12,582)	(37,722)	(38,248)
Preferred unit issuance costs	—	—	—	(14,486)
NET INCOME attributable to Class A unitholders	$345,501	$203,268	$3,101,819	$303,185

INCOME PER CLASS A UNIT – BASIC:
Net income per Class A unit	$1.69	$1.00	$15.21	$1.49
Weighted average units outstanding	203,009	202,103	202,903	202,033

INCOME PER CLASS A UNIT – DILUTED:
Net income per Class A unit	$1.69	$0.99	$15.18	$1.48
Weighted average units outstanding	203,550	203,594	203,416	203,400
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$363,849	$219,162	$3,173,586	$324,782
Other comprehensive income (loss):
Other comprehensive income (loss) of nonconsolidated subsidiaries	11	253	(949)	989
(Reduction) increase in value of interest rate swaps and other	(9,954)	623	(55,495)	13,789
Amount reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	—	(2,311)	—
Comprehensive income	353,906	220,038	3,114,831	339,560
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(5,774)	(3,312)	(34,045)	31,137
Comprehensive income attributable to Vornado Realty L.P.	$348,132	$216,726	$3,080,786	$370,697
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2019:
Balance, June 30, 2019	36,797	$891,256	190,813	$7,853,359	$(1,845,995)	$(38,066)	$635,590	$7,496,144
Net income attributable to Vornado Realty L.P.	—	—	—	—	358,075	—	—	358,075
Net income attributable to redeemable partnership units	—	—	—	—	(22,637)	—	—	(22,637)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	5,774	5,774
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(125,947)	—	—	(125,947)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(12,532)	—	—	(12,532)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	31	1,999	—	—	—	1,999
Under Vornado's dividend reinvestment plan	—	—	6	357	—	—	—	357
Contributions:
Other	—	—	—	—	—	—	908	908
Distributions:
Real estate fund investments	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	(7,086)	(7,086)
Conversion of Series A preferred units to Class A units	—	—	—	—	—	—	—	—
Deferred compensation units and options	—	—	—	266	—	—	—	266
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	11	—	11
Reduction in value of interest rate swaps	—	—	—	—	—	(9,953)	—	(9,953)
Adjustments to carry redeemable Class A units at redemption value	—	—	—	24,228	—	—	—	24,228
Redeemable partnership units' share of above adjustments	—	—	—	—	—	650	—	650
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	—
Other	—	—	—	1	1	(1)	4	5
Balance, September 30, 2019	36,797	$891,256	190,850	$7,880,210	$(1,649,035)	$(47,359)	$635,184	$7,710,256
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2018:
Balance, June 30, 2018	36,800	$891,325	190,238	$7,563,580	$(4,206,381)	$33,351	$661,712	$4,943,587
Net income attributable to Vornado Realty L.P.	—	—	—	—	215,850	—	—	215,850
Net income attributable to redeemable partnership units	—	—	—	—	(12,671)	—	—	(12,671)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	3,312	3,312
Distributions to Vornado ($0.63 per unit)	—	—	—	—	(119,862)	—	—	(119,862)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(12,534)	—	—	(12,534)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	25	1,843	—	—	—	1,843
Under Vornado's employees' share option plan	—	—	16	440	—	—	—	440
Under Vornado's dividend reinvestment plan	—	—	5	351	—	—	—	351
Contributions:
Real estate fund investments	—	—	—	—	—	—	1,595	1,595
Other	—	—	—	—	—	—	366	366
Distributions:
Real estate fund investments	—	—	—	—	—	—	(2,419)	(2,419)
Other	—	—	—	—	—	—	(4,972)	(4,972)
Conversion of Series A preferred units to Class A units	(1)	(31)	2	31	—	—	—	—
Deferred compensation units and options	—	—	—	286	—	—	—	286
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	253	—	253
Increase in value of interest rate swaps	—	—	—	—	—	623	—	623
Adjustments to carry redeemable Class A units at redemption value	—	—	—	21,520	—	—	—	21,520
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(54)	—	(54)
Other	—	—	—	1	(4)	—	(2)	(5)
Balance, September 30, 2018	36,799	$891,294	190,286	$7,588,052	$(4,135,602)	$34,173	$659,592	$5,037,509
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2019:
Balance, December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	3,139,541	—	—	3,139,541
Net income attributable to redeemable partnership units	—	—	—	—	(197,354)	—	—	(197,354)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	34,045	34,045
Distributions to Vornado ($1.98 per unit)	—	—	—	—	(377,750)	—	—	(377,750)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(37,598)	—	—	(37,598)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	123	8,128	—	—	—	8,128
Under Vornado's employees' share option plan	—	—	165	1,345	(8,692)	—	—	(7,347)
Under Vornado's dividend reinvestment plan	—	—	16	1,058	—	—	—	1,058
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	5,839	5,839
Distributions:
Real estate fund investments	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	(39,290)	(39,290)
Preferred unit issuance	(2)	(38)	3	38	—	—	—	—
Deferred compensation units and options	—	—	8	829	—	—	—	829
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(949)	—	(949)
Reduction in value of interest rate swaps	—	—	—	—	—	(55,497)	—	(55,497)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	123,635	—	—	—	123,635
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,732	—	3,732
Deconsolidation of partially owned entity	—	—	—	—	—	—	(11,441)	(11,441)
Other	(1)	—	—	—	2	2	1	5
Balance, September 30, 2019	36,797	$891,256	190,850	$7,880,210	$(1,649,035)	$(47,359)	$635,184	$7,710,256
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2018:
Balance, December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado Realty L.P.	—	—	—	—	355,919	—	—	355,919
Net income attributable to redeemable partnership units	—	—	—	—	(18,992)	—	—	(18,992)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(31,137)	(31,137)
Distributions to Vornado ($1.89 per unit)	—	—	—	—	(359,456)	—	—	(359,456)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(38,103)	—	—	(38,103)
Preferred unit issuance costs	—	(663)	—	—	(14,486)	—	—	(15,149)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	201	14,089	—	—	—	14,089
Under Vornado's employees' share option plan	—	—	77	4,226	—	—	—	4,226
Under Vornado's dividend reinvestment plan	—	—	15	1,036	—	—	—	1,036
Contributions:
Real estate fund investments	—	—	—	—	—	—	46,942	46,942
Other	—	—	—	—	—	—	14,577	14,577
Distributions:
Real estate fund investments	—	—	—	—	—	—	(12,665)	(12,665)
Other	—	—	—	—	—	—	(28,173)	(28,173)
Conversion of Series A preferred units to Class A units	(1)	(31)	2	31	—	—	—	—
Deferred compensation units and options	—	—	7	871	(121)	—	—	750
Pro rata share of other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	989	—	989
Increase in value of interest rate swaps	—	—	—	—	—	13,789	—	13,789
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	57,970	—	—	—	57,970
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(913)	—	(913)
Other	—	—	—	548	(3)	—	(1)	544
Balance, September 30, 2018	36,799	$891,294	190,286	$7,588,052	$(4,135,602)	$34,173	$659,592	$5,037,509
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$3,173,586	$324,782
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
Net gains on disposition of wholly owned and partially owned assets	(641,664)	(164,828)
Depreciation and amortization (including amortization of deferred financing costs)	341,951	353,761
Non-cash impairment loss on 608 Fifth Avenue right-of-use asset	75,220	—
Distributions of income from partially owned entities	66,252	61,782
Equity in net income of partially owned entities	(56,139)	(6,059)
Stock-based compensation expense	48,045	26,190
Real estate impairment losses	26,140	—
Prepayment penalty on redemption of senior unsecured notes due 2022	22,058	—
Net realized and unrealized loss on real estate fund investments	16,162	33,709
Amortization of below-market leases, net	(15,561)	(31,480)
Straight-lining of rents	8,446	(10,279)
Decrease in fair value of marketable securities	3,095	24,801
Return of capital from real estate fund investments	—	20,291
Other non-cash adjustments	19,894	2,242
Changes in operating assets and liabilities:
Real estate fund investments	(4,000)	(68,950)
Tenant and other receivables, net	(28,110)	(11,662)
Prepaid assets	(74,502)	74,322
Other assets	(10,195)	(122,925)
Accounts payable and accrued expenses	1,496	(3,810)
Other liabilities	(3,104)	(13,849)
Net cash provided by operating activities	397,971	488,038

Cash Flows from Investing Activities:
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	1,248,743	—
Proceeds from sale of condominium units at 220 Central Park South	1,039,493	—
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—
Development costs and construction in progress	(448,281)	(274,147)
Moynihan Train Hall expenditures	(352,211)	—
Proceeds from sale of real estate and related investments	255,534	219,731
Additions to real estate	(189,579)	(163,546)
Proceeds from sales of marketable securities	168,314	—
Distributions of capital from partially owned entities	24,880	98,609
Investments in partially owned entities	(16,480)	(32,728)
Acquisitions of real estate and other	(3,260)	(500,225)
Proceeds from repayments of loans receivable	1,395	—
Net cash provided by (used in) investing activities	2,228,548	(652,306)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,635,028)	$(264,482)
Proceeds from borrowings	1,107,852	312,763
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—
Distributions to Vornado	(377,750)	(359,456)
Moynihan Train Hall reimbursement from Empire State Development	352,211	—
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(65,084)	(63,110)
Distributions to preferred unitholders	(37,598)	(42,582)
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—
Debt issuance costs	(15,328)	(7,451)
Contributions from noncontrolling interests in consolidated subsidiaries	9,223	59,924
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)
Proceeds received from exercise of Vornado stock options and other	2,403	5,262
Redemption of preferred units	(893)	(470,000)
Debt prepayment and extinguishment costs	—	(818)
Net cash used in financing activities	(2,097,868)	(830,734)
Net increase (decrease) in cash and cash equivalents and restricted cash	528,651	(995,002)
Cash and cash equivalents and restricted cash at beginning of period	716,905	1,914,812
Cash and cash equivalents and restricted cash at end of period	$1,245,556	$919,810

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$570,916	$1,817,655
Restricted cash at beginning of period	145,989	97,157
Cash and cash equivalents and restricted cash at beginning of period	$716,905	$1,914,812

Cash and cash equivalents at end of period	$1,132,491	$772,524
Restricted cash at end of period	113,065	147,286
Cash and cash equivalents and restricted cash at end of period	$1,245,556	$919,810

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $55,186 and $45,292	$227,310	$245,628
Cash payments for income taxes	$47,345	$61,047

Non-Cash Investing and Financing Activities:
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	$2,327,750	$—
Common equity	1,449,495	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	825,520	307,552
Lease liabilities arising from the recognition of right-of-use assets	526,866	—
Marketable securities transferred in connection with the defeasance of mortgage payable	(407,126)	—
Defeased mortgage payable	390,000	—
Adjustments to carry redeemable Class A units at redemption value	123,635	57,970
Accrued capital expenditures included in accounts payable and accrued expenses	117,205	74,185
Write-off of fully depreciated assets	(113,261)	(61,120)
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive (loss) income" to "marketable securities" upon conversion of operating partnership units to common shares	54,962	—
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.1% of the common limited partnership interest in the Operating Partnership as of September 30, 2019. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.

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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the three and nine months ended September 30, 2018, "property rentals" of $437,560,000 and $1,322,265,000, respectively, and "tenant expense reimbursements" of $66,387,000 and $185,009,000, respectively, were grouped into "rental revenues" on our consolidated statements of income in accordance with Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements.

3.	Recently Issued Accounting Literature
In February 2016, the Financial Accounting Standards Board ("FASB") issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases ("ASC 842"), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. Lessees are required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months. Lease liabilities equal the present value of future lease payments. Right-of-use assets equal the lease liabilities adjusted for accrued rent expense, initial direct costs, lease incentives and prepaid lease payments. Leases with a term of 12 months or less will be accounted for similar to the previously existing lease guidance under ASC Topic 840, Leases ("ASC 840"). Lease expense is recognized based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by the lessor is largely unchanged from that applied under ASC 840. We adopted this standard effective January 1, 2019. We have completed our evaluation of the overall impact of the adoption of ASU 2016-02 on our consolidated financial statements and accounting policies. In transitioning to ASC 842, we elected to use the practical expedient package available to us and did not elect to use hindsight. As of January 1, 2019, we had 12 ground leases classified as operating leases, for which we were required to record a right-of-use asset and a lease liability equal to the present value of the future lease payments. We will continue to recognize expense on a straight-line basis for these leases. We recorded an aggregate of $526,866,000 of ROU assets and a corresponding $526,866,000 of lease liabilities as a result of the adoption of this standard (see Note 21 - Leases).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

3.	Recently Issued Accounting Literature - continued
Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, we no longer capitalize internal leasing costs and instead expense these costs as incurred, as a component of "general and administrative" expense on our consolidated statements of income. For the three and nine months ended September 30, 2018, we capitalized $1,444,000 and $3,883,000, respectively, of internal leasing costs. In addition, we have made changes to our provision policy for lease receivables. Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant's payment history and current credit status when assessing collectability. When collectability is not deemed probable we write-off the tenant's receivables, including straight-line rent receivable, and limit lease income to cash received. Changes to the collectability of our operating leases are recorded as adjustments to "rental revenues" on our consolidated statements of income, which resulted in a decrease in income of $1,106,000 and $16,488,000 for the three and nine months ended September 30, 2019, respectively.
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
Our revenues primarily consist of rental revenues and fee and other income. We operate in two reportable segments: New York and Other, with a significant portion of our revenues included in the New York segment. We have the following revenue sources and revenue recognition policies:

•	Rental revenues include revenues from the leasing of space at our properties to tenants, lease termination income, revenues from the Hotel Pennsylvania, trade shows and tenant services.

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
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2019 and 2018 is set forth in Note 23 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2019				For the Three Months Ended September 30, 2018
	Total	New York	Other		Total	New York	Other
Property rentals	$381,740	$308,933	$72,807		$453,789	$387,300	$66,489
Hotel Pennsylvania	24,499	24,499	—		26,088	26,088	—
Trade shows	8,104	—	8,104		8,443	—	8,443
Lease revenues	414,343	333,432	80,911		488,320	413,388	74,932
Tenant services	13,295	9,342	3,953		15,627	11,696	3,931
Rental revenues	427,638	342,774	84,864		503,947	425,084	78,863
BMS cleaning fees	30,677	32,787	(2,110)	(1)	28,873	31,328	(2,455)	(1)
Management and leasing fees	3,326	3,746	(420)		4,734	4,439	295
Other income	4,320	1,261	3,059		4,494	1,595	2,899
Fee and other income	38,323	37,794	529		38,101	37,362	739
Total revenues	$465,961	$380,568	$85,393		$542,048	$462,446	$79,602
____________________
(1) Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.

(Amounts in thousands)	For the Nine Months Ended September 30, 2019				For the Nine Months Ended September 30, 2018
	Total	New York	Other		Total	New York	Other
Property rentals	$1,211,641	$995,661	$215,980		$1,358,932	$1,160,140	$198,792
Hotel Pennsylvania	62,633	62,633	—		67,842	67,842	—
Trade shows	36,607	—	36,607		38,903	—	38,903
Lease revenues	1,310,881	1,058,294	252,587		1,465,677	1,227,982	237,695
Tenant services	37,933	27,904	10,029		41,597	31,854	9,743
Rental revenues	1,348,814	1,086,198	262,616		1,507,274	1,259,836	247,438
BMS cleaning fees	93,032	99,488	(6,456)	(1)	88,095	94,888	(6,793)	(1)
Management and leasing fees	10,063	10,469	(406)		10,205	9,384	821
Other income	11,823	4,079	7,744		14,729	5,374	9,355
Fee and other income	114,918	114,036	882		113,029	109,646	3,383
Total revenues	$1,463,732	$1,200,234	$263,498		$1,620,303	$1,369,482	$250,821
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
As of September 30, 2019, we have four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $306,596,000, or $22,968,000 below our cost, and had remaining unfunded commitments of $44,194,000, of which our share was $13,969,000. As of December 31, 2018, we had four real estate fund investments with an aggregate fair value of $318,758,000.
Below is a summary of income (loss) from the Fund and the Crowne Plaza Joint Venture for the three and nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net investment income	$2,190	$3,093	$2,382	$6,366
Net unrealized loss on held investments	—	(3,283)	(16,162)	(32,796)
Net realized loss on exited investments	—	—	—	(913)
New York City real property transfer tax (the "Transfer Tax")	—	—	—	(10,630)	(1)
Income (loss) from real estate fund investments	2,190	(190)	(13,780)	(37,973)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(735)	(558)	(8,427)	34,338
Income (loss) from real estate fund investments attributable to the Operating Partnership	1,455	(748)	(22,207)	(3,635)
Less (income) loss attributable to noncontrolling interests in the Operating Partnership	(95)	46	1,403	224
Income (loss) from real estate fund investments attributable to Vornado	$1,360	$(702)	$(20,804)	$(3,411)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.    Marketable Securities
Lexington Realty Trust ("Lexington") (NYSE: LXP)
On March 1, 2019, we sold all of our 18,468,969 common shares of Lexington, realizing net proceeds of $167,698,000. We recorded a $16,068,000 mark-to-market increase in the fair value of our common shares for the period from January 1, 2019 through the date of sale, which is included in "interest and other investment income, net" on our consolidated statements of income for the nine months ended September 30, 2019.
Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)
On March 12, 2019 (the "Conversion Date"), we converted all of our 6,250,000 PREIT operating partnership units into common shares and began accounting for our investment as a marketable security in accordance with ASC Topic 321, Investments - Equity Securities ("ASC 321"). Prior to the Conversion Date, we accounted for our investment under the equity method. For the three and nine months ended September 30, 2019, we recorded a decrease of $4,875,000 and $19,211,000, respectively, in the value of our investment based on PREIT's September 30, 2019 quarter ended closing share price, which is included in "interest and other investment income, net" on our consolidated statements of income.
The table below summarizes the changes to our marketable securities portfolio for the nine months ended September 30, 2019.

(Amounts in thousands)	For the Nine Months Ended September 30, 2019
	Total	Lexington Realty Trust	PREIT	Other
Beginning balance, December 31, 2018	$152,198	$151,630	$—	$568
Sale of marketable securities	(168,314)	(167,698)	—	(616)
Transfer of PREIT investment balance at Conversion Date	54,962	—	54,962	—
(Decrease) increase in fair value of marketable securities(1)	(3,095)	16,068	(19,211)	48
Ending balance, September 30, 2019	$35,751	$—	$35,751	$—
____________________

(1)	Included in “interest and other investment income, net” on our consolidated statements of income (see Note 18 - Interest and Other Investment Income, Net).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
On April 18, 2019 (the “Closing Date”), we entered into a transaction agreement (the “Transaction Agreement”) with a group of institutional investors (the “Investors”). The Transaction Agreement provides for a series of transactions (collectively, the “Transaction”) pursuant to which (i) prior to the Closing Date, we contributed our interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the “Properties”) to subsidiaries of a newly formed joint venture (“Fifth Avenue and Times Square JV”) and (ii) on the Closing Date, transferred a 48.5% common interest in Fifth Avenue and Times Square JV to the Investors. The 48.5% common interest in the joint venture represents an effective 47.2% interest in the Properties (of which 45.4% was transferred from Vornado). The Properties include approximately 489,000 square feet of retail space, 327,000 square feet of office space, signage associated with 1535 and 1540 Broadway, the parking garage at 1540 Broadway and the theater at 1535 Broadway.
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
Net cash proceeds from the Transaction were $1.179 billion, after (i) deductions for the defeasance of a $390,000,000 mortgage loan on 666 Fifth Avenue and the repayment of a $140,000,000 mortgage loan on 655 Fifth Avenue, (ii) proceeds from a $500,000,000 mortgage loan on 640 Fifth Avenue, described below, (iii) approximately $23,000,000 used to purchase noncontrolling investors' interests and (iv) approximately $53,000,000 of transaction costs (including $17,000,000 of costs related to the defeasance of the 666 Fifth Avenue mortgage loan).
We continue to manage and lease the Properties. We share control with the Investors over major decisions of the joint venture, including decisions regarding leasing, operating and capital budgets, and refinancings. Accordingly, we no longer hold a controlling financial interest in the Properties which has been transferred to the joint venture. As a result, our investment in Fifth Avenue and Times Square JV is accounted for under the equity method from the date of transfer. The Transaction valued the Properties at $5,556,000,000 resulting in a financial statement net gain of $2,571,099,000, before noncontrolling interest of $11,945,000, including the related step-up in our basis of the retained portion of the assets to fair value. The net gain is included in "net gain on transfer to Fifth Avenue and Times Square JV" on our consolidated statements of income for the nine months ended September 30, 2019. The gain for tax purposes was approximately $735,000,000.
On May 23, 2019, we received $500,000,000 from the redemption of our temporary preferred equity in 640 Fifth Avenue. The temporary preferred equity was redeemed from the proceeds of a $500,000,000 mortgage financing that was completed on the property. The five year loan, which is guaranteed by us, is interest only at LIBOR plus 1.01%. The interest rate was swapped for four years to a fixed rate of 3.07%.
Related Party Transactions
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements, as described below.
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Acquisitions Inc. ("Crown"), and exclusively provide leasing services for the office space. During the three and nine months ended September 30, 2019, we recognized $1,104,000 and $1,934,000, respectively, of property management fee income which is included in "fee and other income" on our consolidated statements of income.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. During the three and nine months ended September 30, 2019, we recognized $1,161,000 and $1,952,000, respectively, of income for these services which is included in "fee and other income" on our consolidated statements of income.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Investments in Partially Owned Entities - continued
Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of September 30, 2019, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of September 30, 2019, the market value ("fair value" pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s September 30, 2019 quarter ended closing share price of $348.41, was $576,294,000, or $475,066,000 in excess of the carrying amount on our consolidated balance sheet. As of September 30, 2019, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $38,882,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.
61 Ninth Avenue
On January 28, 2019, a joint venture, in which we have a 45.1% interest, completed a $167,500,000 refinancing of 61 Ninth Avenue, a 166,000 square foot office and retail property in the Meatpacking district of Manhattan which is fully leased to Aetna and Starbucks. The seven-year interest only loan carries a rate of LIBOR plus 1.35% (3.40% as of September 30, 2019) and matures in January 2026. We realized net proceeds of approximately $31,000,000. The loan replaces the previous $90,000,000 construction loan that bore interest at LIBOR plus 3.05% and was scheduled to mature in 2021.

Urban Edge Properties (“UE”) (NYSE: UE)
On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE, realizing net proceeds of $108,512,000. The sale resulted in a net gain of $62,395,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the nine months ended September 30, 2019.

512 West 22nd Street
On June 28, 2019, a joint venture, in which we have a 55% interest, completed a $145,700,000 refinancing of 512 West 22nd Street, a 173,000 square foot office building in the West Chelsea submarket of Manhattan, of which $106,425,000 was outstanding as of September 30, 2019. The four-year interest only loan carries a rate of LIBOR plus 2.00% (4.05% as of September 30, 2019) and matures in June 2023 with a one-year extension option. The loan replaces the previous $126,000,000 construction loan that bore interest at LIBOR plus 2.65% and was scheduled to mature in 2019.

330 Madison Avenue
On July 11, 2019, we sold our 25% interest in 330 Madison Avenue to our joint venture partner. We received net proceeds of approximately $100,000,000 after deducting our share of the existing $500,000,000 mortgage loan resulting in a financial statement net gain of $159,292,000. The net gain is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three and nine months ended September 30, 2019. The gain for tax purposes was approximately $139,000,000.

825 Seventh Avenue
On July 25, 2019, a joint venture, in which we have a 50% interest, completed a $60,000,000 refinancing of 825 Seventh Avenue, a 165,000 square foot office building on the corner of 53rd Street and Seventh Avenue, of which $28,882,000 was outstanding as of September 30, 2019. The interest-only loan carries a rate of LIBOR plus 1.65% (3.78% as of September 30, 2019) and matures in 2022 with a one-year extension option. The loan replaces the previous $20,500,000 loan that bore interest at LIBOR plus 1.40% and was scheduled to mature in September 2019.

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

Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2019	Balance as of
		September 30, 2019	December 31, 2018
Investments:
Fifth Avenue and Times Square JV (see page 30 for details)	51.5%	$3,308,363	$—
Partially owned office buildings/land(1)	Various	467,787	499,005
Alexander’s	32.4%	101,228	107,983
PREIT(2)	N/A	—	59,491
UE(3)	N/A	—	45,344
Other investments(4)	Various	146,442	146,290
		$4,023,820	$858,113

Investments in partially owned entities included in other liabilities(5):
330 Madison Avenue(6)	N/A	$—	$(58,117)
7 West 34th Street	53.0%	(52,222)	(51,579)
85 Tenth Avenue	49.9%	(5,814)	—
		$(58,036)	$(109,696)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

7.	Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2019	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 30 for details):
Equity in net income	51.5%	$9,891	$—	$21,108	$—
Return on preferred equity, net of our share of the expense		9,545	—	18,131	—
		19,436	—	39,239	—
Alexander's (see page 31 for details):
Equity in net income(1)	32.4%	5,393	4,278	14,707	7,215
Management, leasing and development fees		1,299	1,149	3,478	3,378
		6,692	5,427	18,185	10,593

Partially owned office buildings(2)	Various	(186)	735	(1,531)	(1,546)

Other investments(3)	Various	4	1,044	246	(2,988)

		$25,946	$7,206	$56,139	$6,059
____________________

(1)
The nine months ended September 30, 2018 includes our $7,708 share of Alexander's disputed additional Transfer Tax related to the November 2012 sale of Kings Plaza Regional Shopping Center. Alexander's recorded this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 5 - Real Estate Fund Investments).

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others. The nine months ended September 30, 2019 includes a $1,079 reduction in income from the non-cash write-off of straight-line rent receivable related to The Four Seasons Restaurant at 280 Park Avenue. The nine months ended September 30, 2018 includes our $4,978 share of disputed additional Transfer Tax related to the March 2011 acquisition of One Park Avenue (see Note 5 - Real Estate Fund Investments).

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019) and others.

8.	220 Central Park South ("220 CPS")
We are constructing a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.4 billion, of which $1.3 billion has been expended as of September 30, 2019.
During the three months ended September 30, 2019, we closed on the sale of 14 condominium units at 220 CPS for net proceeds aggregating $348,759,000 resulting in a financial statement net gain of $130,888,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $21,853,000 of income tax expense was recognized on our consolidated statements of income. During the nine months ended September 30, 2019, we closed on the sale of 37 condominium units at 220 CPS for net proceeds of $1,039,493,000 resulting in a financial statement net gain of $400,500,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $71,590,000 of income tax expense was recognized on our consolidated statements of income. From inception to September 30, 2019, we closed on the sale of 48 units for aggregate net proceeds of $1,254,269,000. During the third quarter of 2019, we repaid the remaining $48,883,000 of the $950,000,000 220 CPS loan. Of the condominium units closed, one was sold to a limited liability company owned by the spouse of a related party, David Mandelbaum, a Trustee of Vornado and a Director of Alexander’s, and another was sold to Mr. Mandelbaum's brother. The net proceeds were $23,357,000 and $16,099,000, respectively.

9.	Dispositions
On September 18, 2019, we completed the $49,750,000 sale of 3040 M Street, a 44,000 square foot retail building in Washington, DC, which resulted in a net gain of $19,477,000 which is included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income for the three and nine months ended September 30, 2019. The gain for tax purposes was approximately $19,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2019 and December 31, 2018.

(Amounts in thousands)	Balance as of
	September 30, 2019	December 31, 2018
Identified intangible assets:
Gross amount	$130,396	$308,895
Accumulated amortization	(99,623)	(172,114)
Total, net	$30,773	$136,781
Identified intangible liabilities (included in deferred revenue):
Gross amount	$321,838	$503,373
Accumulated amortization	(265,388)	(341,779)
Total, net	$56,450	$161,594

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $4,393,000 and $10,373,000 for the three months ended September 30, 2019 and 2018, respectively, and $15,561,000 and $31,480,000 for the nine months ended September 30, 2019 and 2018, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$16,643
2021	11,934
2022	8,792
2023	6,261
2024	2,518

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,597,000 and $4,822,000 for the three months ended September 30, 2019 and 2018, respectively, and $7,077,000 and $14,557,000 for the nine months ended September 30, 2019 and 2018, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$6,300
2021	4,763
2022	3,050
2023	2,964
2024	2,351

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.	Debt
On February 4, 2019, we completed a $95,700,000 refinancing of 435 Seventh Avenue, a 43,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.30% (3.37% as of September 30, 2019) and matures in 2024. The recourse loan replaces the previous $95,700,000 loan that bore interest at LIBOR plus 2.25% and was scheduled to mature in August 2019.
On February 12, 2019, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot Manhattan property comprised of 859,000 square feet of office space and the 256,000 square foot Manhattan Mall. The interest-only loan carries a rate of LIBOR plus 1.55% (3.62% as of September 30, 2019) and matures in April 2024, with two one-year extension options. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.65% and was scheduled to mature in July 2020.
On May 24, 2019, we extended our $375,000,000 mortgage loan on 888 Seventh Avenue, a 886,000 square foot Manhattan office building, from December 2020 to December 2025. The interest rate on the extended mortgage loan is LIBOR plus 1.70% (3.73% as of September 30, 2019). Pursuant to an existing swap agreement, the interest rate on the $375,000,000 mortgage loan has been swapped to 3.25% through December 2020.
On September 5, 2019, a consolidated joint venture, in which we have a 50% interest, completed a $75,000,000 refinancing of 606 Broadway, a 35,000 square foot office and retail building on the northeast corner of Broadway and Houston Street in Manhattan, of which $67,500,000 was outstanding as of September 30, 2019. The interest-only loan carries a rate of LIBOR plus 1.80% (3.85% as of September 30, 2019) and matures in 2024. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The loan replaces the previous $65,000,000 construction loan. The construction loan bore interest at LIBOR plus 3.00% and was scheduled to mature in May 2021.
On September 27, 2019, we repaid the $575,000,000 mortgage loan on PENN2 with proceeds from our unsecured revolving credit facilities. The mortgage loan was scheduled to mature in December 2021, as fully extended. PENN2 is a 1,795,000 square foot office building located on the west side of 7th Avenue between 31st and 33rd Street currently under redevelopment.
Senior Unsecured Notes
On March 1, 2019, we called for redemption all of our $400,000,000 5.00% senior unsecured notes. The notes, which were scheduled to mature in January 2022, were redeemed on April 1, 2019 at a redemption price of 105.51% of the principal amount plus accrued interest. In connection therewith, we expensed $22,540,000 relating to debt prepayment costs which is included in "interest and debt expense" on our consolidated statements of income for the nine months ended September 30, 2019.
Unsecured Revolving Credit Facility
On March 26, 2019, we increased to $1.5 billion (from $1.25 billion) and extended to March 2024 (as fully extended) from February 2022 one of our two unsecured revolving credit facilities. The interest rate on the extended facility was lowered from LIBOR plus 1.00% to LIBOR plus 0.90%. The facility fee remains unchanged at 20 basis points.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at September 30, 2019	Balance as of
		September 30, 2019	December 31, 2018
Mortgages Payable:
Fixed rate	3.52%	$4,605,475	$5,003,465
Variable rate	3.65%	1,068,196	3,212,382
Total	3.55%	5,673,671	8,215,847
Deferred financing costs, net and other		(32,776)	(48,049)
Total, net		$5,640,895	$8,167,798

Unsecured Debt:
Senior unsecured notes	3.50%	$450,000	$850,000
Deferred financing costs, net and other		(4,332)	(5,998)
Senior unsecured notes, net		445,668	844,002

Unsecured term loan	3.87%	750,000	750,000
Deferred financing costs, net and other		(4,415)	(5,179)
Unsecured term loan, net		745,585	744,821

Unsecured revolving credit facilities	2.96%	655,000	80,000

Total, net		$1,846,253	$1,668,823

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

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$862,062	$938,041	$783,562	$984,937
Net income	22,637	12,671	197,354	18,992
Other comprehensive (loss) income	(650)	54	(3,732)	913
Distributions	(8,852)	(7,976)	(25,788)	(23,867)
Redemption of Class A units for Vornado common shares, at redemption value	(1,999)	(1,843)	(8,128)	(14,089)
Adjustments to carry redeemable Class A units at redemption value	(24,228)	(21,520)	(123,635)	(57,970)
Other, net	5,363	5,155	34,700	15,666
Ending balance	$854,333	$924,582	$854,333	$924,582

As of September 30, 2019 and December 31, 2018, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $849,798,000 and $778,134,000, respectively.
Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of September 30, 2019 and December 31, 2018. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest for the three and nine months ended September 30, 2019 and 2018.

(Per share/unit)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.66	$0.63	$1.98	$1.89
Convertible Preferred(1):
6.5% Series A: authorized 83,977 shares/units(2)	0.8125	0.8125	2.4375	2.4375
Cumulative Redeemable Preferred(1):
5.70% Series K: authorized 12,000,000 shares/units(3)	0.3563	0.3563	1.0689	1.0689
5.40% Series L: authorized 12,000,000 shares/units(3)	0.3375	0.3375	1.0125	1.0125
5.25% Series M: authorized 12,780,000 shares/units(3)	0.3281	0.3281	0.9843	0.9843
____________________

(1)	Dividends on preferred shares and distributions on preferred units are cumulative and are payable quarterly in arrears.

(2)
Redeemable at the option of Vornado under certain circumstances, at a redemption price of 1.9531 common shares/Class A units per Series A preferred share/unit plus accrued and unpaid dividends/distributions through the date of redemption, or convertible at any time at the option of the holder for 1.9531 common shares/ Class A units per Series A preferred share/unit.

(3)	Redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption.
Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in accumulated other comprehensive (loss) income by component.

(Amounts in thousands)	Total	Marketable securities	Pro rata share of nonconsolidated subsidiaries' OCI	Interest rate swaps	Other
For the three months ended September 30, 2019:
Balance, June 30, 2019	$(38,066)	$—	$(18)	$(33,785)	$(4,263)
Net current period other comprehensive (loss) income	(9,293)	—	11	(9,953)	649
Balance, September 30, 2019	$(47,359)	$—	$(7)	$(43,738)	$(3,614)

For the three months ended September 30, 2018:
Balance, June 30, 2018	$33,351	$—	$2,834	$39,559	$(9,042)
Net current period other comprehensive income (loss)	822	—	253	623	(54)
Balance, September 30, 2018	$34,173	$—	$3,087	$40,182	$(9,096)

For the nine months ended September 30, 2019:
Balance, December 31, 2018	$7,664	$—	$3,253	$11,759	$(7,348)
Net current period other comprehensive (loss) income	(52,712)	—	(949)	(55,497)	3,734
Amount reclassified from AOCI (1)	(2,311)	—	(2,311)	—	—
Balance, September 30, 2019	$(47,359)	$—	$(7)	$(43,738)	$(3,614)

For the nine months ended September 30, 2018:
Balance, December 31, 2017	$128,682	$109,554	$3,769	$23,542	$(8,183)
Cumulative effect of accounting change	(108,374)	(109,554)	(1,671)	2,851	—
Net current period other comprehensive income (loss)	13,865	—	989	13,789	(913)
Balance, September 30, 2018	$34,173	$—	$3,087	$40,182	$(9,096)
____________________

(1)	Amount reclassified related to the conversion of our PREIT operating partnership units into common shares.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

14.	Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of September 30, 2019 and December 31, 2018, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities). As of September 30, 2019 and December 31, 2018, the net carrying amount of our investments in these entities was $216,276,000 and $257,882,000, respectively. Our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
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
As of September 30, 2019, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,898,971,000 and $2,612,681,000, respectively. As of December 31, 2018, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,445,436,000 and $2,533,753,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of September 30, 2019 and December 31, 2018, respectively.

(Amounts in thousands)	As of September 30, 2019
	Total	Level 1	Level 2	Level 3
Marketable securities	$35,751	$35,751	$—	$—
Real estate fund investments	306,596	—	—	306,596
Deferred compensation plan assets ($18,079 included in restricted cash and $81,599 in other assets)	99,678	72,501	—	27,177
Interest rate swaps (included in other assets)	5,901	—	5,901	—
Total assets	$447,926	$108,252	$5,901	$333,773

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	49,539	—	49,539	—
Total liabilities	$100,100	$50,561	$49,539	$—

(Amounts in thousands)	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Marketable securities	$152,198	$152,198	$—	$—
Real estate fund investments	318,758	—	—	318,758
Deferred compensation plan assets ($8,402 included in restricted cash and $88,122 in other assets)	96,524	58,716	—	37,808
Interest rate swaps (included in other assets)	27,033	—	27,033	—
Total assets	$594,513	$210,914	$27,033	$356,566

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	15,236	—	15,236	—
Total liabilities	$65,797	$50,561	$15,236	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

As of September 30, 2019, we have four real estate fund investments with an aggregate fair value of $306,596,000, or $22,968,000 below our cost. These investments are classified as Level 3.

Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments as of September 30, 2019 and December 31, 2018.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Discount rates	10.0% to 15.0%	10.0% to 15.0%	13.5%	13.4%
Terminal capitalization rates	5.1% to 7.6%	5.4% to 7.7%	5.5%	5.7%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$306,596	$373,039	$318,758	$354,804
Purchases/additional fundings	—	—	4,000	68,950
Net unrealized loss on held investments	—	(3,283)	(16,162)	(32,796)
Dispositions	—	—	—	(20,291)
Net realized loss on exited investments	—	—	—	(913)
Other, net	—	11	—	13
Ending balance	$306,596	$369,767	$306,596	$369,767

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$21,991	$39,870	$37,808	$40,128
Sales	(652)	(3,304)	(20,807)	(6,813)
Purchases	5,437	1,576	8,314	3,209
Realized and unrealized gains	116	180	854	892
Other, net	285	466	1,008	1,372
Ending balance	$27,177	$38,788	$27,177	$38,788

Fair Value Measurements on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets required to be measured for impairment as of December 31, 2018. The fair value of real estate assets required to be measured for impairment were determined using comparable sales activity. There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of September 30, 2019.

(Amounts in thousands)	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Real estate assets	$14,971	$—	$—	$14,971

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair values of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair values of our secured and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2019 and December 31, 2018.

(Amounts in thousands)	As of September 30, 2019			As of December 31, 2018
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$979,060		$979,000	$261,981		$262,000
Debt:
Mortgages payable	$5,673,671		$5,725,000	$8,215,847		$8,179,000
Senior unsecured notes	450,000		465,000	850,000		847,000
Unsecured term loan	750,000		750,000	750,000		750,000
Unsecured revolving credit facilities	655,000		655,000	80,000		80,000
Total	$7,528,671	(1)	$7,595,000	$9,895,847	(1)	$9,856,000

____________________

(1)	Excludes $41,523 and $59,226 of deferred financing costs, net and other as of September 30, 2019 and December 31, 2018, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16.	Stock-based Compensation
On January 14, 2019, the Compensation Committee of the Board (the “Committee”) approved the issuance of performance conditioned appreciation-only long-term incentive plan units ("Performance Conditioned AO LTIP Units") pursuant to the 2010 Omnibus Share Plan to our named executive officers ("NEOs") in our 2019 proxy statement. Performance Conditioned AO LTIP Units are AO LTIP Units that require the achievement of certain performance conditions by a specified date or they are forfeited. The performance-based condition is met if Vornado common shares trade at or above 110% of the $64.48 grant price per share for any 20 consecutive days on or before the fourth anniversary following the date of grant. If the performance conditions are not met, the awards are forfeited. If the performance conditions are met, once vested, the awards may be converted into Class A Operating Partnership units in the same manner as AO LTIP Units until ten years from the date of grant. The fair value of the Performance Conditioned AO LTIP Units on the date of grant was $8,983,000, of which $7,481,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible. The remaining $1,502,000 is being amortized into expense over a four-year period from the date of grant using a graded vesting attribution model.
On May 16, 2019, our shareholders approved the 2019 Omnibus Share Plan (the “Plan"), which replaces the 2010 Omnibus Share Plan. Under the Plan, the Committee may grant incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units ("OP units"), out-performance plan awards ("OPPs"), appreciation-only long-term incentive plan units (“AO LTIP Units”) and Performance Conditioned AO LTIP Units to certain of our employees and officers. Awards may be granted up to a maximum 5,500,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 11,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities. Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price.
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $5,871,000 and $5,545,000 for the three months ended September 30, 2019 and 2018, respectively, and $48,045,000 and $26,190,000 for the nine months ended September 30, 2019 and 2018, respectively.
Stock-based compensation expense for the three months ended March 31, 2019 included $16,211,000 from the accelerated vesting of previously issued OP units and Vornado restricted stock due to the removal of the time-based vesting requirement for participants who have reached 65 years of age. The right to sell such awards remains subject to original terms of grant. The increase in expense in the first quarter of 2019 was partially offset by lower stock-based compensation expense of $2,578,000 in each of the second and third quarter of 2019; and will be completely offset by lower stock-based compensation expense of $2,578,000 in the fourth quarter of 2019 and $8,477,000 thereafter.
Stock-based compensation expense also includes $1,413,000 and $6,729,000 for the three and nine months ended September 30, 2019, respectively, for OP units granted outside of the Plan to an executive officer in connection with his employment in reliance on the employment inducement exception to shareholder approval provided under the New York Stock Exchange Listing Rule 303A.08; and $988,000 and $1,317,000 for the three and nine months ended September 30, 2019, respectively, for OP units granted under the Plan to certain executive officers as a result of promotions. The award granted outside of the Plan has a grant date fair value of $25,500,000 and vests 20% on the grant date, 40% on the three-year anniversary of the date of grant, and 40% on the four-year anniversary of the date of grant. The awards granted under the Plan have an aggregate grant date fair value of $15,000,000 and cliff vest after four years. Compensation expense related to OP unit grants are recognized ratably over the vesting period. Additional non-cash expense associated with these awards will be $2,401,000 in the fourth quarter of 2019, $9,603,000 in each of 2020 and 2021, $7,718,000 in 2022 and $2,655,000 in 2023.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Transaction Related Costs, Impairment Losses and Other
The following table sets forth the details of transaction related costs, impairment losses and other:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Transaction related costs	$1,576	$2,510	$1,955	$3,580
Non-cash impairment losses, substantially 608 Fifth Avenue (see below)	—	—	101,360	—
Transfer tax(1)	—	—	—	13,103
	$1,576	$2,510	$103,315	$16,683
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

608 Fifth Avenue
During the second quarter of 2019, Arcadia Group US Ltd ("Arcadia Group"), the operator of Topshop, our retail tenant at 608 Fifth Avenue, filed for Chapter 15 bankruptcy protection in the United States. On June 28, 2019, Arcadia Group closed all of its stores in the United States. 608 Fifth Avenue is subject to a land and building lease which expires in 2033. The non-recourse lease calls for fixed lease payments through the term, plus payments for real estate taxes, insurance and operating expenses. Based on current market rental rates, the cash flows of the property would not be sufficient to cover the operating expenses, including the fixed lease payments. Consequently, we concluded that the carrying amount of the property, which includes our right-of-use asset, was not recoverable resulting in a write-down to zero. Our estimate of fair value of the property was derived from a discounted cash flow model based upon market conditions and expectations of growth. We recognized a $93,860,000 non-cash impairment loss on our consolidated statements of income in the second quarter of 2019, of which $75,220,000 resulted from the impairment of our right-of-use asset. As of September 30, 2019, a $72,088,000 lease liability remains, which will be recognized as income when the non-recourse lease is terminated. In August 2019, we delivered the required nine month notice to the ground lessor that we will terminate the lease in May 2020.

18.	Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
(Decrease) increase in fair value of marketable securities:
PREIT (see page 29 for details)	$(4,875)	$—	$(19,211)	$—
Lexington (see page 29 for details)	—	(7,942)	16,068	(24,934)
Other	7	243	48	133
	(4,868)	(7,699)	(3,095)	(24,801)
Interest on cash and cash equivalents and restricted cash	4,060	4,306	8,753	12,370
Interest on loans receivable(1)	1,604	2,004	4,845	8,952
Dividends on marketable securities	1,312	3,354	2,625	10,060
Other, net	937	928	2,802	2,820
	$3,045	$2,893	$15,930	$9,401
____________________

(1)
The three and nine months ended September 30, 2018 include $1,250 and $6,707, respectively, of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.

19.	Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense(1)	$72,345	$98,841	$266,597	$290,006
Capitalized interest and debt expense	(16,047)	(18,238)	(59,184)	(49,718)
Amortization of deferred financing costs	5,150	8,348	19,527	24,486
	$61,448	$88,951	$226,940	$264,774

____________________

(1)
The nine months ended September 30, 2019 includes $22,540 debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured notes which were scheduled to mature in January 2022.

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$335,445	$203,122	$2,942,267	$336,570
(Loss) income from discontinued operations, net of income attributable to noncontrolling interests	(7)	57	(80)	357
Net income attributable to Vornado	335,438	203,179	2,942,187	336,927
Preferred share dividends	(12,532)	(12,534)	(37,598)	(38,103)
Preferred share issuance costs	—	—	—	(14,486)
Net income attributable to common shareholders	322,906	190,645	2,904,589	284,338
Earnings allocated to unvested participating securities	(33)	(17)	(291)	(33)
Numerator for basic income per share	322,873	190,628	2,904,298	284,305
Impact of assumed conversions:
Convertible preferred share dividends	14	15	43	47
Earnings allocated to Out-Performance Plan units	—	—	9	127
Numerator for diluted income per share	$322,887	$190,643	$2,904,350	$284,479

Denominator:
Denominator for basic income per share – weighted average shares	190,814	190,245	190,762	190,176
Effect of dilutive securities(1):
Employee stock options and restricted stock awards	176	1,045	227	972
Convertible preferred shares	34	37	35	38
Out-Performance Plan units	—	—	3	106
Denominator for diluted income per share – weighted average shares and assumed conversions	191,024	191,327	191,027	191,292

INCOME PER COMMON SHARE – BASIC:
Income from continuing operations, net	$1.69	$1.00	$15.22	$1.50
Net income per common share	$1.69	$1.00	$15.22	$1.50

INCOME PER COMMON SHARE – DILUTED:
Income from continuing operations, net	$1.69	$1.00	$15.20	$1.49
Net income per common share	$1.69	$1.00	$15.20	$1.49
____________________

(1)
The effect of dilutive securities excludes an aggregate of 13,431 and 12,372 weighted average common share equivalents, for the three months ended September 30, 2019 and 2018, respectively, and 13,067 and 12,220 weighted average common share equivalents for the nine months ended September 30, 2019 and 2018, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests in consolidated subsidiaries	$358,083	$215,789	$3,139,626	$355,538
(Loss) income from discontinued operations	(8)	61	(85)	381
Net income attributable to Vornado Realty L.P.	358,075	215,850	3,139,541	355,919
Preferred unit distributions	(12,574)	(12,582)	(37,722)	(38,248)
Preferred unit issuance costs	—	—	—	(14,486)
Net income attributable to Class A unitholders	345,501	203,268	3,101,819	303,185
Earnings allocated to unvested participating securities	(2,449)	(997)	(14,807)	(2,259)
Numerator for basic income per Class A unit	343,052	202,271	3,087,012	300,926
Impact of assumed conversions:
Convertible preferred unit distributions	14	15	43	47
Numerator for diluted income per Class A unit	$343,066	$202,286	$3,087,055	$300,973

Denominator:
Denominator for basic income per Class A unit – weighted average units	203,009	202,103	202,903	202,033
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units and OPPs	507	1,454	478	1,329
Convertible preferred units	34	37	35	38
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	203,550	203,594	203,416	203,400

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$1.69	$1.00	$15.21	$1.49
Net income per Class A unit	$1.69	$1.00	$15.21	$1.49

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$1.69	$0.99	$15.18	$1.48
Net income per Class A unit	$1.69	$0.99	$15.18	$1.48
____________________

(1)
The effect of dilutive securities excludes an aggregate of 905 and 105 weighted average Class A unit equivalents, for the three months ended September 30, 2019 and 2018 respectively, and 678 and 112 weighted average Class A unit equivalents for the nine months ended September 30, 2019 and 2018, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Leases
As lessor
We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rent payable monthly in advance. Office building leases generally require tenants to reimburse us for operating costs and real estate taxes above their base year costs. Certain leases provide for pass-through to tenants for their share of real estate taxes, insurance and common area maintenance. Certain leases also require additional variable rent payments based on a percentage of the tenants’ sales. None of our tenants accounted for more than 10% of total revenues for the three and nine months ended September 30, 2019 and 2018. We have elected to account for lease revenues (including base and variable rent) and the reimbursement of common area maintenance expenses as a single lease component recorded as "rental revenues" on our consolidated statements of income. As of September 30, 2019, under ASC 842, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of September 30, 2019
For the remainder of 2019	$327,246
For the year ended December 31,
2020	1,263,818
2021	1,241,049
2022	1,174,436
2023	1,060,495
2024	885,891
Thereafter	4,336,649
As of December 31, 2018, under ASC 840, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2018
For the year ended December 31,
2019	$1,547,162
2020	1,510,097
2021	1,465,024
2022	1,407,615
2023	1,269,141
Thereafter	5,832,467

The components of lease revenues for the three and nine months ended September 30, 2019 were as follows:

(Amounts in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Fixed lease revenues	$351,426	$1,159,037
Variable lease revenues	62,917	151,844
Lease revenues	$414,343	$1,310,881

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.    Leases - continued
As lessee
We have a number of ground leases which are classified as operating leases. On January 1, 2019, we recorded $526,866,000 of ROU assets and lease liabilities. Our ROU assets were reduced by $37,269,000 of accrued rent expense reclassified from “other liabilities” and $4,267,000 of acquired above-market lease liabilities, net, reclassified from “deferred revenue” and increased by $23,665,000 of acquired below-market lease assets, net, reclassified from “identified intangible assets, net of accumulated amortization” and $1,584,000 of prepaid lease payments reclassified from "other assets." As of September 30, 2019, our ROU assets and lease liabilities were $370,604,000 and $490,978,000, respectively.
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
The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2019:

(Amounts in thousands)	As of September 30, 2019
Weighted average remaining lease term (in years)	40.89
Weighted average discount rate	4.85%
Cash paid for operating leases	$20,289

We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. Variable lease payments include percentage rent and rent resets based on an index or rate. The following table sets forth the details of rent expense for the three and nine months ended September 30, 2019:

(Amounts in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Fixed rent expense	$7,237	$26,552
Variable rent expense	472	1,626
Rent expense	$7,709	$28,178

As of September 30, 2019, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of September 30, 2019
For the remainder of 2019	$6,431
For the year ended December 31,
2020	28,739
2021	29,133
2022	30,033
2023	30,448
2024	30,882
Thereafter	1,046,349
Total undiscounted cash flows	1,202,015
Present value discount	(711,037)
Lease liabilities	$490,978

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
The joint venture has entered into a development agreement with ESD to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture has entered into a design-build contract with Skanska Moynihan Train Hall Builders pursuant to which they will build the Moynihan Train Hall, thereby fulfilling all of the joint venture's obligations to ESD. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB. As a result of our involvement in the construction of the asset, we have been deemed the accounting owner of the property in accordance with ASC 842-40-55. Future undiscounted cash flows for the lease, including fixed payments in lieu of real estate taxes, as of September 30, 2019 were as follows:

(Amounts in thousands)	As of September 30, 2019
For the remainder of 2019	$—
For the year ended December 31,
2020	10,402
2021	7,229
2022	7,444
2023	7,809
2024	8,330
Thereafter	519,048

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.	Commitments and Contingencies
Insurance
For our properties except the Farley Office and Retail Building, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $4.0 billion per occurrence and in the aggregate (as limited below), $760,000,000 for non-certified acts of terrorism, and $2.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Program Reauthorization Act of 2015, which expires in December 2020.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third-party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,456,071 and 19% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
For the Farley Office and Retail Building, we maintain general liability insurance with limits of $100,000,000 per occurrence, and builder’s risk insurance including coverage for existing property and development activities of $2.8 billion per occurrence and in the aggregate. We maintain coverage for certified and non-certified terrorism acts with limits of $1.0 billion per occurrence and in the aggregate.
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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of September 30, 2019, the aggregate dollar amount of these guarantees and master leases is approximately $978,000,000.
As of September 30, 2019, $15,880,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
The joint venture in which we own a 95.0% ownership interest was designated by ESD, an entity of New York State, to develop the Farley Office and Retail Building. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
As of September 30, 2019, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $15,400,000.
As of September 30, 2019, we have construction commitments aggregating approximately $746,000,000.

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
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30, 2019
	Total	New York	Other
Total revenues	$465,961	$380,568	$85,393
Operating expenses	226,359	188,159	38,200
NOI - consolidated	239,602	192,409	47,193
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(9,574)	(8,522)
Add: NOI from partially owned entities	86,024	82,649	3,375
NOI at share	307,530	265,484	42,046
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,037)	(5,560)	1,523
NOI at share - cash basis	$303,493	$259,924	$43,569

(Amounts in thousands)	For the Three Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$542,048	$462,446	$79,602
Operating expenses	235,575	200,949	34,626
NOI - consolidated	306,473	261,497	44,976
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,943)	(11,348)	(5,595)
Add: NOI from partially owned entities	60,094	47,179	12,915
NOI at share	349,624	297,328	52,296
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(8,743)	(9,125)	382
NOI at share - cash basis	$340,881	$288,203	$52,678

(Amounts in thousands)	For the Nine Months Ended September 30, 2019
	Total	New York	Other
Total revenues	$1,463,732	$1,200,234	$263,498
Operating expenses	694,006	574,073	119,933
NOI - consolidated	769,726	626,161	143,565
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,915)	(31,011)	(20,904)
Add: NOI from partially owned entities	236,400	211,394	25,006
NOI at share	954,211	806,544	147,667
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	530	(3,741)	4,271
NOI at share - cash basis	$954,741	$802,803	$151,938

(Amounts in thousands)	For the Nine Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$1,620,303	$1,369,482	$250,821
Operating expenses	709,158	599,768	109,390
NOI - consolidated	911,145	769,714	141,431
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,415)	(34,653)	(16,762)
Add: NOI from partially owned entities	193,359	146,730	46,629
NOI at share	1,053,089	881,791	171,298
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(39,172)	(39,161)	(11)
NOI at share - cash basis	$1,013,917	$842,630	$171,287

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

23.	Segment Information - continued
Below is a reconciliation of net income, the most directly comparable GAAP financial measure, to NOI at share and NOI at share - cash basis for the three and nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$363,849	$219,162	$3,173,586	$324,782
Depreciation and amortization expense	96,437	113,169	326,181	333,701
General and administrative expense	33,237	31,977	130,129	108,937
Transaction related costs, impairment losses and other	1,576	2,510	103,315	16,683
Income from partially owned entities	(25,946)	(7,206)	(56,139)	(6,059)
(Income) loss from real estate fund investments	(2,190)	190	13,780	37,973
Interest and other investment income, net	(3,045)	(2,893)	(15,930)	(9,401)
Interest and debt expense	61,448	88,951	226,940	264,774
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	(2,571,099)	—
Net gains on disposition of wholly owned and partially owned assets	(309,657)	(141,269)	(641,664)	(164,828)
Income tax expense	23,885	1,943	80,542	4,964
Loss (income) from discontinued operations	8	(61)	85	(381)
NOI from partially owned entities	86,024	60,094	236,400	193,359
NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(16,943)	(51,915)	(51,415)
NOI at share	307,530	349,624	954,211	1,053,089
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(4,037)	(8,743)	530	(39,172)
NOI at share - cash basis	$303,493	$340,881	$954,741	$1,013,917

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of September 30, 2019, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and cash flows, for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of September 30, 2019, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and cash flows, for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 28, 2019

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 93.1% of the common limited partnership interest in the Operating Partnership as of September 30, 2019. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those entities/subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended September 30, 2019 Financial Results Summary
Net income attributable to common shareholders for the quarter ended September 30, 2019 was $322,906,000, or $1.69 per diluted share, compared to $190,645,000, or $1.00 per diluted share, for the prior year’s quarter. The quarters ended September 30, 2019 and 2018 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on page 59. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended September 30, 2019 by $270,282,000, or $1.41 per diluted share, and $125,839,000, or $0.66 per diluted share, for the quarter ended September 30, 2018.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2019 was $279,509,000, or $1.46 per diluted share, compared to $189,987,000, or $0.99 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2019 and 2018 include certain items that impact the comparability of period to period FFO, which are listed in the table on page 60. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2019 by $108,543,000, or $0.57 per diluted share, and $5,707,000, or $0.03 per diluted share, for the quarter ended September 30, 2018.

Overview - continued

Nine Months Ended September 30, 2019 Financial Results Summary
Net income attributable to common shareholders for the nine months ended September 30, 2019 was $2,904,589,000, or $15.20 per diluted share, compared to $284,338,000, or $1.49 per diluted share, for the nine months ended September 30, 2018. The nine months ended September 30, 2019 and 2018 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the nine months ended September 30, 2019 by $2,784,217,000, or $14.57 per diluted share, and $95,031,000, or $0.50 per diluted share for the nine months ended September 30, 2018.
The increase in net income attributable to common shareholders was partially offset by (i) $8,986,000, or $0.04 per diluted share, of our share of the non-cash write-off of straight-line rent receivables, (ii) $8,046,000, or $0.04 per diluted share, of non-cash expense for the time-based equity compensation granted in connection with the new leadership group announced in April 2019 and (iii) $11,055,000, or $0.05 per share, of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement for participants who have reached 65 years of age.
FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2019 was $691,522,000, or $3.62 per diluted share, compared to $519,640,000, or $2.72 per diluted share, for the nine months ended September 30, 2018. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2019 and 2018 include certain items that impact the comparability of period to period FFO, which are listed in the table page 60. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2019 by $196,586,000, or $1.03 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2018 by $23,891,000, or $0.12 per diluted share.
The increase in FFO attributable to common shareholders was partially offset by (i) $8,986,000, or $0.04 per diluted share, of our share of the non-cash write-off of straight-line rent receivables, (ii) $8,046,000, or $0.04 per diluted share, of non-cash expense for the time-based equity compensation granted in connection with the new leadership group announced in April 2019 and (iii) $11,055,000, or $0.05 per share, of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement for participants who have reached 65 years of age.

Overview - continued

The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Certain (income) expense items that impact net income attributable to common shareholders:
Net gains on sale of real estate (primarily our 25% interest in 330 Madison Avenue in 2019)	$(178,769)	$(3,350)	$(178,769)	$(27,786)
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	(109,035)	—	(328,910)	—
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (accounted for as a marketable security from March 12, 2019)	4,875	—	19,211	—
Our share of (income) loss from real estate fund investments	(1,455)	748	22,207	(617)
Net gain on sale of our ownership interests in 666 Fifth Avenue Office Condominium	—	(134,032)	—	(134,032)
Mark-to-market decrease (increase) in Lexington Realty Trust ("Lexington") common shares (sold on March 1, 2019)	—	7,942	(16,068)	24,934
Previously capitalized internal leasing costs(1)	—	(1,444)	—	(3,883)
Net gain on transfer to Fifth Avenue and Times Square retail JV, net of $11,945 attributable to noncontrolling interests	—	—	(2,559,154)	—
Non-cash impairment losses and related write-offs, substantially 608 Fifth Avenue	—	—	108,592	—
Net gain from sale of Urban Edge Properties ("UE") common shares (sold on March 4, 2019)	—	—	(62,395)	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	22,540	—
Our share of disputed additional New York City transfer taxes	—	—	—	23,503
Preferred share issuance costs	—	—	—	14,486
Other	(4,811)	(4,035)	(857)	2,061
	(289,195)	(134,171)	(2,973,603)	(101,334)
Noncontrolling interests' share of above adjustments	18,913	8,332	189,386	6,303
Total of certain (income) expense items that impact net income attributable to common shareholders	$(270,282)	$(125,839)	$(2,784,217)	$(95,031)
_______________________________________

(1)
The three and nine months ended September 30, 2018 have been reduced by $1,444 and $3,883, respectively, for previously capitalized internal leasing costs to present 2018 “as adjusted” financial results on a comparable basis with the current year as a result of the January 1, 2019 adoption of a new GAAP accounting standard under which internal leasing costs can no longer be capitalized.

Overview - continued

The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(109,035)	$—	$(328,910)	$—
Our share of (income) loss from real estate fund investments	(1,455)	748	22,207	(617)
Previously capitalized internal leasing costs(1)	—	(1,444)	—	(3,883)
Non-cash impairment loss and related write-offs on 608 Fifth Avenue	—	—	77,156	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	22,540	—
Our share of disputed additional New York City transfer taxes	—	—	—	23,503
Preferred share issuance costs	—	—	—	14,486
Other	(5,229)	(5,389)	(2,931)	(7,854)
	(115,719)	(6,085)	(209,938)	25,635
Noncontrolling interests' share of above adjustments	7,176	378	13,352	(1,744)
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(108,543)	$(5,707)	$(196,586)	$23,891
_______________________________________

(1)
The three and nine months ended September 30, 2018 have been reduced by $1,444 and $3,883, respectively, for previously capitalized internal leasing costs to present 2018 “as adjusted” financial results on a comparable basis with the current year as a result of the January 1, 2019 adoption of a new GAAP accounting standard under which internal leasing costs can no longer be capitalized.

Vornado Realty Trust and Vornado Realty L.P.
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York(1)	theMART	555 California Street
Same store NOI at share % increase (decrease):
Three months ended September 30, 2019 compared to September 30, 2018	0.9%	0.5%	(2.8)%	13.9%
Nine months ended September 30, 2019 compared to September 30, 2018	0.6%	(0.2)%	2.2%	11.9%
Three months ended September 30, 2019 compared to June 30, 2019	(0.8)%	1.9%	(21.2)%	(1.1)%

Same store NOI at share - cash basis % increase (decrease):
Three months ended September 30, 2019 compared to September 30, 2018	1.0%	0.3%	(1.0)%	17.7%
Nine months ended September 30, 2019 compared to September 30, 2018	2.7%	1.6%	5.5%	15.7%
Three months ended September 30, 2019 compared to June 30, 2019	(2.7)%	(0.4)%	(19.3)%	(2.2)%
____________________

		Increase
(1)	Excluding Hotel Pennsylvania, same store NOI at share % increase:
	Three months ended September 30, 2019 compared to September 30, 2018	1.2%
	Nine months ended September 30, 2019 compared to September 30, 2018	0.4%
	Three months ended September 30, 2019 compared to June 30, 2019	2.4%

	Excluding Hotel Pennsylvania, same store NOI at share - cash basis % increase:
	Three months ended September 30, 2019 compared to September 30, 2018	1.0%
	Nine months ended September 30, 2019 compared to September 30, 2018	2.4%
	Three months ended September 30, 2019 compared to June 30, 2019	0.1%

Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

Overview - continued

Dispositions
220 CPS
During the three months ended September 30, 2019, we closed on the sale of 14 condominium units at 220 CPS for net proceeds aggregating $348,759,000 resulting in a financial statement net gain of $130,888,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $21,853,000 of income tax expense was recognized on our consolidated statements of income. During the nine months ended September 30, 2019, we closed on the sale of 37 condominium units at 220 CPS for net proceeds of $1,039,493,000 resulting in a financial statement net gain of $400,500,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $71,590,000 of income tax expense was recognized on our consolidated statements of income. From inception to September 30, 2019, we closed on the sale of 48 units for aggregate net proceeds of $1,254,269,000. During the third quarter of 2019, we repaid the remaining $48,883,000 of the $950,000,000 220 CPS loan.
Lexington
On March 1, 2019, we sold all of our 18,468,969 common shares of Lexington, realizing net proceeds of $167,698,000. We recorded a $16,068,000 mark-to-market increase in the fair value of our common shares for the period from January 1, 2019 through the date of sale, which is included in "interest and other investment income, net" on our consolidated statements of income for the nine months ended September 30, 2019.
UE
On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE, realizing net proceeds of $108,512,000. The sale resulted in a net gain of $62,395,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the nine months ended September 30, 2019.
-
Fifth Avenue and Times Square JV
On April 18, 2019 (the “Closing Date”), we entered into a transaction agreement (the “Transaction Agreement”) with a group of institutional investors (the “Investors”). The Transaction Agreement provides for a series of transactions (collectively, the “Transaction”) pursuant to which (i) prior to the Closing Date, we contributed our interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the “Properties”) to subsidiaries of a newly formed joint venture (“Fifth Avenue and Times Square JV”) and (ii) on the Closing Date, transferred a 48.5% common interest in Fifth Avenue and Times Square JV to the Investors. The 48.5% common interest in the joint venture represents an effective 47.2% interest in the Properties (of which 45.4% was transferred from Vornado). The Properties include approximately 489,000 square feet of retail space, 327,000 square feet of office space, signage associated with 1535 and 1540 Broadway, the parking garage at 1540 Broadway and the theater at 1535 Broadway.
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
Net cash proceeds from the Transaction were $1.179 billion, after (i) deductions for the defeasance of a $390,000,000 mortgage loan on 666 Fifth Avenue and the repayment of a $140,000,000 mortgage loan on 655 Fifth Avenue, (ii) proceeds from a $500,000,000 mortgage loan on 640 Fifth Avenue, described below, (iii) approximately $23,000,000 used to purchase noncontrolling investors' interests and (iv) approximately $53,000,000 of transaction costs (including $17,000,000 of costs related to the defeasance of the 666 Fifth Avenue mortgage loan).
We continue to manage and lease the Properties. We share control with the Investors over major decisions of the joint venture, including decisions regarding leasing, operating and capital budgets, and refinancings. Accordingly, we no longer hold a controlling financial interest in the Properties which has been transferred to the joint venture. As a result, our investment in Fifth Avenue and Times Square JV is accounted for under the equity method from the date of transfer. The Transaction valued the Properties at $5,556,000,000 resulting in a financial statement net gain of $2,571,099,000, before noncontrolling interest of $11,945,000, including the related step-up in our basis of the retained portion of the assets to fair value. The net gain is included in "net gain on transfer to Fifth Avenue and Times Square JV" on our consolidated statements of income for the nine months ended September 30, 2019. The gain for tax purposes was approximately $735,000,000.

Overview - continued

Dispositions - continued
Fifth Avenue and Times Square JV - continued
On May 23, 2019, we received $500,000,000 from the redemption of our temporary preferred equity in 640 Fifth Avenue. The temporary preferred equity was redeemed from the proceeds of a $500,000,000 mortgage financing that was completed on the property. The five year loan, which is guaranteed by us, is interest only at LIBOR plus 1.01%. The interest rate was swapped for four years to a fixed rate of 3.07%.
330 Madison Avenue
On July 11, 2019, we sold our 25% interest in 330 Madison Avenue to our joint venture partner. We received net proceeds of approximately $100,000,000 after deducting our share of the existing $500,000,000 mortgage loan resulting in a financial statement net gain of $159,292,000. The net gain is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three and nine months ended September 30, 2019. The gain for tax purposes was approximately $139,000,000.

3040 M Street

On September 18, 2019, we completed the $49,750,000 sale of 3040 M Street, a 44,000 square foot retail building in Washington, DC, which resulted in a net gain of $19,477,000 which is included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income for the three and nine months ended September 30, 2019. The gain for tax purposes was approximately $19,000,000.
Financings
On January 28, 2019, a joint venture, in which we have a 45.1% interest, completed a $167,500,000 refinancing of 61 Ninth Avenue, a 166,000 square foot office and retail property in the Meatpacking district of Manhattan which is fully leased to Aetna and Starbucks. The seven-year interest only loan carries a rate of LIBOR plus 1.35% (3.40% as of September 30, 2019) and matures in January 2026. We realized net proceeds of approximately $31,000,000. The loan replaces the previous $90,000,000 construction loan that bore interest at LIBOR plus 3.05% and was scheduled to mature in 2021.

On February 4, 2019, we completed a $95,700,000 refinancing of 435 Seventh Avenue, a 43,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.30% (3.37% as of September 30, 2019) and matures in 2024. The recourse loan replaces the previous $95,700,000 loan that bore interest at LIBOR plus 2.25% and was scheduled to mature in August 2019.
On February 12, 2019, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot Manhattan property comprised of 859,000 square feet of office space and the 256,000 square foot Manhattan Mall. The interest-only loan carries a rate of LIBOR plus 1.55% (3.62% as of September 30, 2019) and matures in April 2024, with two one-year extension options. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.65% and was scheduled to mature in July 2020.
On March 1, 2019, we called for redemption all of our $400,000,000 5.00% senior unsecured notes. The notes, which were scheduled to mature in January 2022, were redeemed on April 1, 2019 at a redemption price of 105.51% of the principal amount plus accrued interest. In connection therewith, we expensed $22,540,000 relating to debt prepayment costs which is included in "interest and debt expense" on our consolidated statements of income for the nine months ended September 30, 2019.
On March 26, 2019, we increased to $1.5 billion (from $1.25 billion) and extended to March 2024 (as fully extended) from February 2022 one of our two unsecured revolving credit facilities. The interest rate on the extended facility was lowered from LIBOR plus 1.00% to LIBOR plus 0.90%. The facility fee remains unchanged at 20 basis points.
On May 24, 2019, we extended our $375,000,000 mortgage loan on 888 Seventh Avenue, a 886,000 square foot Manhattan office building, from December 2020 to December 2025. The interest rate on the extended mortgage loan is LIBOR plus 1.70% (3.73% as of September 30, 2019). Pursuant to an existing swap agreement, the interest rate on the $375,000,000 mortgage loan has been swapped to 3.25% through December 2020.
On June 28, 2019, a joint venture, in which we have a 55% interest, completed a $145,700,000 refinancing of 512 West 22nd Street, a 173,000 square foot office building in the West Chelsea submarket of Manhattan, of which $106,425,000 was outstanding as of September 30, 2019. The four-year interest only loan carries a rate of LIBOR plus 2.00% (4.05% as of September 30, 2019) and matures in June 2023 with a one-year extension option. The loan replaces the previous $126,000,000 construction loan that bore interest at LIBOR plus 2.65% and was scheduled to mature in 2019.

Overview - continued

Financings - continued
On July 25, 2019, a joint venture, in which we have a 50% interest, completed a $60,000,000 refinancing of 825 Seventh Avenue, a 165,000 square foot office building on the corner of 53rd Street and Seventh Avenue, of which $28,882,000 was outstanding as of September 30, 2019. The interest-only loan carries a rate of LIBOR plus 1.65% (3.78% as of September 30, 2019) and matures in 2022 with a one-year extension option. The loan replaces the previous $20,500,000 loan that bore interest at LIBOR plus 1.40% and was scheduled to mature in September 2019.

On September 5, 2019, a consolidated joint venture, in which we have a 50% interest, completed a $75,000,000 refinancing of 606 Broadway, a 35,000 square foot office and retail building on the northeast corner of Broadway and Houston Street in Manhattan, of which $67,500,000 was outstanding as of September 30, 2019. The interest-only loan carries a rate of LIBOR plus 1.80% (3.85% as of September 30, 2019) and matures in 2024. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The loan replaces the previous $65,000,000 construction loan. The construction loan bore interest at LIBOR plus 3.00% and was scheduled to mature in May 2021.

On September 27, 2019, we repaid the $575,000,000 mortgage loan on PENN2 with proceeds from our unsecured revolving credit facilities. The mortgage loan was scheduled to mature in December 2021, as fully extended. PENN2 is a 1,795,000 square foot office building located on the west side of 7th Avenue between 31st and 33rd Street currently under redevelopment.

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

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Three Months Ended September 30, 2019
Total square feet leased	197	26	45	50
Our share of square feet leased:	171	24	45	35
Initial rent(1)	$80.44	$145.54	$48.54	$96.54
Weighted average lease term (years)	6.5	5.4	5.5	8.5
Second generation relet space:
Square feet	108	17	43	29
GAAP basis:
Straight-line rent(2)	$77.33	$135.49	$46.46	$108.38
Prior straight-line rent	$60.16	$117.16	$40.42	$65.87
Percentage increase	28.5%	15.6%	14.9%	64.5%
Cash basis:
Initial rent(1)	$78.77	$131.49	$47.87	$97.41
Prior escalated rent	$64.22	$123.82	$44.88	$69.94
Percentage increase	22.7%	6.2%	6.7%	39.3%

Tenant improvements and leasing commissions:
Per square foot	$85.35	$44.85	$55.67	$84.46
Per square foot per annum	$13.13	$8.31	$10.12	$9.94
Percentage of initial rent	16.3%	5.7%	20.9%	10.3%
____________________
See notes on following page.

Overview - continued

Leasing Activity - continued

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Nine Months Ended September 30, 2019
Total square feet leased	814	144	234	141
Our share of square feet leased:	676	134	234	99
Initial rent(1)	$78.81	$143.61	$49.24	$87.56
Weighted average lease term (years)	7.9	11.7	6.3	6.3
Second generation relet space:
Square feet	499	119	230	93
GAAP basis:
Straight-line rent(2)	$74.22	$149.93	$48.22	$92.50
Prior straight-line rent	$69.48	$117.94	$42.83	$58.57
Percentage increase	6.8%	27.1%	12.6%	57.9%
Cash basis:
Initial rent(1)	$75.62	$137.36	$49.08	$87.29
Prior escalated rent	$71.28	$126.86	$46.18	$66.31
Percentage increase	6.1%	8.3%	6.3%	31.6%

Tenant improvements and leasing commissions:
Per square foot	$82.88	$51.02	$35.42	$57.71
Per square foot per annum	$10.49	$4.36	$5.62	$9.16
Percentage of initial rent	13.3%	3.0%	11.4%	10.5%
____________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square Footage (in service) and Occupancy as of September 30, 2019

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	19,060	16,192	96.8%
Retail (includes retail properties that are in the base of our office properties)	69	2,404	1,959	95.9%
Residential - 1,679 units	10	1,526	793	96.8%
Alexander's, Inc. ("Alexander's") including 312 residential units	7	2,254	730	99.5%
Hotel Pennsylvania	1	1,400	1,400
		26,644	21,074	96.8%
Other:
theMART	3	3,693	3,684	95.0%
555 California Street	3	1,741	1,218	100.0%
Other	10	2,527	1,192	92.9%
		7,961	6,094

Total square feet as of September 30, 2019		34,605	27,168

Square Footage (in service) and Occupancy as of December 31, 2018

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	19,858	16,632	97.2%
Retail (includes retail properties that are in the base of our office properties)	71	2,648	2,419	97.3%
Residential - 1,687 units	10	1,533	800	96.6%
Alexander's, including 312 residential units	7	2,437	790	91.4%
Hotel Pennsylvania	1	1,400	1,400
		27,876	22,041	97.0%
Other:
theMART	3	3,694	3,685	94.7%
555 California Street	3	1,743	1,220	99.4%
Other	10	2,522	1,187	92.8%
		7,959	6,092

Total square feet as of December 31, 2018		35,835	28,133

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018. For the nine months ended September 30, 2019, there were no material changes to these policies, other than the adoption of Accounting Standards Codification Topic 842, Leases, described in Note 3 - Recently Issued Accounting Literature and Note 21 - Leases to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Literature

Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

Net Operating Income At Share by Segment for the Three Months Ended September 30, 2019 and 2018
NOI represents total revenues less operating expenses. We consider NOI to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI should not be considered a substitute for net income. NOI may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30, 2019
	Total	New York (1)	Other
Total revenues	$465,961	$380,568	$85,393
Operating expenses	226,359	188,159	38,200
NOI - consolidated	239,602	192,409	47,193
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(9,574)	(8,522)
Add: NOI from partially owned entities	86,024	82,649	3,375
NOI at share	307,530	265,484	42,046
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,037)	(5,560)	1,523
NOI at share - cash basis	$303,493	$259,924	$43,569
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(Amounts in thousands)	For the Three Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$542,048	$462,446	$79,602
Operating expenses	235,575	200,949	34,626
NOI - consolidated	306,473	261,497	44,976
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,943)	(11,348)	(5,595)
Add: NOI from partially owned entities	60,094	47,179	12,915
NOI at share	349,624	297,328	52,296
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(8,743)	(9,125)	382
NOI at share - cash basis	$340,881	$288,203	$52,678

Net Operating Income At Share by Segment for the Three Months Ended September 30, 2019 and 2018 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2019	2018
New York:
Office(1)	$177,469	$184,146
Retail(1)	68,159	92,858
Residential	5,575	5,202
Alexander's	11,269	10,626
Hotel Pennsylvania	3,012	4,496
Total New York	265,484	297,328

Other:
theMART	24,862	25,257
555 California Street	15,265	13,515
Other investments(2)	1,919	13,524
Total Other	42,046	52,296

NOI at share	$307,530	$349,624
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The three months ended September 30, 2018 includes $1,737 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018), $5,119 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $2,859 from UE (sold on March 4, 2019).

The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2019	2018
New York:
Office(1)	$174,796	$181,575
Retail(1)	65,636	84,976
Residential	5,057	5,358
Alexander's	11,471	11,774
Hotel Pennsylvania	2,964	4,520
Total New York	259,924	288,203

Other:
theMART	26,588	26,234
555 California Street	15,325	13,070
Other investments(2)	1,656	13,374
Total Other	43,569	52,678

NOI at share - cash basis	$303,493	$340,881
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The three months ended September 30, 2018 includes $1,704 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018), $5,157 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $2,553 from UE (sold on March 4, 2019).

Reconciliation of Net Income to Net Operating Income At Share for the Three Months Ended September 30, 2019 and 2018
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30,
	2019	2018
Net income	$363,849	$219,162
Depreciation and amortization expense	96,437	113,169
General and administrative expense	33,237	31,977
Transaction related costs, impairment losses and other	1,576	2,510
Income from partially owned entities	(25,946)	(7,206)
(Income) loss from real estate fund investments	(2,190)	190
Interest and other investment income, net	(3,045)	(2,893)
Interest and debt expense	61,448	88,951
Net gains on disposition of wholly owned and partially owned assets	(309,657)	(141,269)
Income tax expense	23,885	1,943
Loss (income) from discontinued operations	8	(61)
NOI from partially owned entities	86,024	60,094
NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(16,943)
NOI at share	307,530	349,624
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(4,037)	(8,743)
NOI at share - cash basis	$303,493	$340,881
NOI At Share by Region
Below is a summary of the percentages of NOI at share by geographic region for the three months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,
	2019	2018
Region:
New York City metropolitan area	87%	88%
Chicago, IL	8%	8%
San Francisco, CA	5%	4%
	100%	100%

Results of Operations – Three Months Ended September 30, 2019 Compared to September 30, 2018
Revenues
Our revenues, which consist of rental revenues and fee and other income, were $465,961,000 for the three months ended September 30, 2019 compared to $542,048,000 for the prior year’s quarter, a decrease of $76,087,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$5,453	$5,750	$(297)
Development and redevelopment	(8,108)	(8,197)	89
Hotel Pennsylvania	(1,371)	(1,371)	—
Trade shows	(246)	—	(246)
Properties transferred to Fifth Avenue and Times Square JV	(76,383)	(76,383)	—
Same store operations	4,346	(2,109)	6,455
	(76,309)	(82,310)	6,001
Fee and other income:
BMS cleaning fees	1,804	1,459	345
Management and leasing fees	(1,408)	(693)	(715)
Properties transferred to Fifth Avenue and Times Square JV	(300)	(300)	—
Other income	126	(34)	160
	222	432	(210)

Total (decrease) increase in revenues	$(76,087)	$(81,878)	$5,791

Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs, impairment losses and other, were $358,583,000 for the three months ended September 30, 2019, compared to $385,092,000 for the prior year’s quarter, a decrease of $26,509,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$270	$(455)	$725
Development and redevelopment	(2,011)	(2,079)	68
Non-reimbursable expenses	(1,536)	(1,417)	(119)
Hotel Pennsylvania	112	112	—
Trade shows	55	—	55
BMS expenses	1,443	1,443	—
Properties transferred to Fifth Avenue and Times Square JV	(11,741)	(11,741)	—
Same store operations	4,192	1,347	2,845
	(9,216)	(12,790)	3,574
Depreciation and amortization:
Acquisitions, dispositions and other	(671)	(671)	—
Development and redevelopment	(918)	(978)	60
Properties transferred to Fifth Avenue and Times Square JV	(21,044)	(21,044)	—
Same store operations	5,901	5,708	193
	(16,732)	(16,985)	253

General and administrative	1,260	3,129	(1,869)

Expense from deferred compensation plan liability	(887)	—	(887)

Transaction related costs, impairment losses and other	(934)	—	(934)

Total (decrease) increase in expenses	$(26,509)	$(26,646)	$137

Results of Operations – Three Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities for the three months ended September 30, 2019 and 2018.

(Amounts in thousands)	Ownership Percentage at September 30, 2019	For the Three Months Ended September 30,
		2019	2018
Our share of net income (loss):
Fifth Avenue and Times Square JV(1):
Equity in net income	51.5%	$9,891	$—
Return on preferred equity, net of our share of the expense		9,545	—
		19,436	—
Alexander's	32.4%	6,692	5,427
Partially owned office buildings(2)	Various	(186)	735
Other investments(3)	Various	4	1,044
		$25,946	$7,206
____________________

(1)
The three months ended September 30, 2019 includes our 51.5% ownership in the Fifth Avenue and Times Square JV. See Note 7 - Investments in Partially Owned Entities to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019) and others.

Income (loss) from Real Estate Fund Investments
Below are the components of the income (loss) from our real estate fund investments for the three months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30,
	2019	2018
Net investment income	$2,190	$3,093
Net unrealized loss on held investments	—	(3,283)
Income (loss) from real estate fund investments	2,190	(190)
Less income attributable to noncontrolling interests in consolidated subsidiaries	(735)	(558)
Income (loss) from real estate fund investments attributable to the Operating Partnership	1,455	(748)
Less (income) loss attributable to noncontrolling interests in the Operating Partnership	(95)	46
Income (loss) from real estate fund investments attributable to Vornado	$1,360	$(702)
Interest and Other Investment Income, net
Below are the components of interest and other investment income, net for the three months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended September 30,
	2019	2018
Decrease in fair value of marketable securities	$(4,868)	$(7,699)
Interest on cash and cash equivalents and restricted cash	4,060	4,306
Interest on loans receivable(1)	1,604	2,004
Dividends on marketable securities	1,312	3,354
Other, net	937	928
	$3,045	$2,893
____________________

(1)	2018 includes $1,250 of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.

Results of Operations – Three Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Interest and Debt Expense
Interest and debt expense for the three months ended September 30, 2019 was $61,448,000 compared to $88,951,000 for the prior year’s quarter, a decrease of $27,503,000. This decrease was primarily due to (i) $9,906,000 of lower interest expense resulting from paydowns of the 220 CPS loan, (ii) $9,867,000 of lower interest expense resulting from the deconsolidation of mortgages payable on the properties contributed to Fifth Avenue and Times Square JV, (iii) $5,045,000 of lower interest from the redemption of our $400,000,000 5.00% senior unsecured notes, and (iv) $4,135,000 of lower capital lease interest, partially offset by (v) $2,191,000 of lower capitalized interest and debt expense, and (vi) $1,237,000 of higher interest attributable to the interest rate swap on our $750,000,000 unsecured term loan.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $309,657,000 for the three months ended September 30, 2019 consist of (i) a $159,292,000 net gain on sale of our 25% interest in 330 Madison Avenue, (ii) $130,888,000 of net gains on sale of 220 CPS condominium units, and (iii) a $19,477,000 net gain on sale of 3040 M Street. Net gains of $141,269,000 for the three months ended September 30, 2018 primarily consist of (i) a $134,032,000 net gain on the sale of our 49.5% interests in 666 Fifth Avenue Office Condominium and (ii) a $7,308,000 net gain from the repayment of our interest in the mortgage loan held by us on 666 Fifth Avenue Office Condominium.
Income Tax Expense
Income tax expense for the three months ended September 30, 2019 was $23,885,000 compared to $1,943,000 for the prior year’s quarter, an increase of $21,942,000. This increase resulted primarily from $21,853,000 of income tax expense on the sale of 220 CPS condominium units in the three months ended September 30, 2019.
(Loss) Income from Discontinued Operations
Loss from discontinued operations for the three months ended September 30, 2019 was $8,000 compared to income of $61,000 for the prior year’s quarter, a decrease in income of $69,000.
Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $5,774,000 for the three months ended September 30, 2019, compared to $3,312,000 for the prior year’s quarter, an increase of $2,462,000. The increase resulted primarily from income allocated to the noncontrolling interest in the Farley Office and Retail Building for its share of the development fee income.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $22,637,000 for the three months ended September 30, 2019, compared to $12,671,000 for the prior year’s quarter, an increase of $9,966,000. This increase resulted primarily from higher net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $12,532,000 for the three months ended September 30, 2019, compared to $12,534,000 for the prior year’s quarter, a decrease of $2,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $12,574,000 for the three months ended September 30, 2019, compared to $12,582,000 for the prior year’s quarter, a decrease of $8,000.

Results of Operations – Three Months Ended September 30, 2019 Compared to September 30, 2018 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2019 compared to September 30, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended September 30, 2019	$307,530	$265,484		$24,862	$15,265	$1,919
Less NOI at share from:
Acquisitions	(5)	(5)		—	—	—
Dispositions	(650)	(650)		—	—	—
Development properties	(14,704)	(14,704)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	(627)	(107)		(520)	—	—
Other non-same store (income) expense, net	(10,222)	(8,410)		(12)	119	(1,919)
Same store NOI at share for the three months ended September 30, 2019	$281,322	$241,608		$24,330	$15,384	$—

NOI at share for the three months ended September 30, 2018	$349,624	$297,328		$25,257	$13,515	$13,524
Less NOI at share from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(28,972)	(28,972)		—	—	—
Dispositions	(3,317)	(3,317)		—	—	—
Development properties	(23,256)	(23,242)		—	(14)	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	1,578	1,797		(219)	—	—
Other non-same store (income) expense, net	(16,767)	(3,248)		5	—	(13,524)
Same store NOI at share for the three months ended September 30, 2018	$278,890	$240,346		$25,043	$13,501	$—

Increase (decrease) in same store NOI at share for the three months ended September 30, 2019 compared to September 30, 2018	$2,432	$1,262		$(713)	$1,883	$—

% increase (decrease) in same store NOI at share	0.9%	0.5%	(1)	(2.8)%	13.9%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 1.2%.

Results of Operations – Three Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2019 compared to September 30, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2019	$303,493	$259,924		$26,588	$15,325	$1,656
Less NOI at share - cash basis from:
Acquisitions	(5)	(5)		—	—	—
Dispositions	(690)	(690)		—	—	—
Development properties	(20,306)	(20,306)		—	—	—
Lease termination income	(1,016)	(157)		(859)	—	—
Other non-same store (income) expense, net	(11,280)	(9,658)		(12)	46	(1,656)
Same store NOI at share - cash basis for the three months ended September 30, 2019	$270,196	$229,108		$25,717	$15,371	$—

NOI at share - cash basis for the three months ended September 30, 2018	$340,881	$288,203		$26,234	$13,070	$13,374
Less NOI at share - cash basis from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(27,452)	(27,452)		—	—	—
Dispositions	(3,370)	(3,370)		—	—	—
Development properties	(25,061)	(25,047)		—	(14)	—
Lease termination income	(268)	(8)		(260)	—	—
Other non-same store (income) expense, net	(17,319)	(3,950)		5	—	(13,374)
Same store NOI at share - cash basis for the three months ended September 30, 2018	$267,411	$228,376		$25,979	$13,056	$—

Increase (decrease) in same store NOI at share - cash basis for the three months ended September 30, 2019 compared to September 30, 2018	$2,785	$732		$(262)	$2,315	$—

% increase (decrease) in same store NOI at share - cash basis	1.0%	0.3%	(1)	(1.0)%	17.7%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 1.0%.

Net Operating Income At Share by Segment for the Nine Months Ended September 30, 2019 and 2018
NOI represents total revenues less operating expenses. We consider NOI to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI should not be considered a substitute for net income. NOI may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Nine Months Ended September 30, 2019
	Total	New York(1)	Other
Total revenues	$1,463,732	$1,200,234	$263,498
Operating expenses	694,006	574,073	119,933
NOI - consolidated	769,726	626,161	143,565
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,915)	(31,011)	(20,904)
Add: NOI from partially owned entities	236,400	211,394	25,006
NOI at share	954,211	806,544	147,667
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	530	(3,741)	4,271
NOI at share - cash basis	$954,741	$802,803	$151,938
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(Amounts in thousands)	For the Nine Months Ended September 30, 2018
	Total	New York	Other
Total revenues	$1,620,303	$1,369,482	$250,821
Operating expenses	709,158	599,768	109,390
NOI - consolidated	911,145	769,714	141,431
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,415)	(34,653)	(16,762)
Add: NOI from partially owned entities	193,359	146,730	46,629
NOI at share	1,053,089	881,791	171,298
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(39,172)	(39,161)	(11)
NOI at share - cash basis	$1,013,917	$842,630	$171,287

Net Operating Income At Share by Segment for the Nine Months Ended September 30, 2019 and 2018 - continued
The elements of our New York and Other NOI at share for the nine months ended September 30, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
New York:
Office(1)	$540,601	$556,169
Retail (1)	213,489	267,876
Residential	17,528	17,681
Alexander's	33,699	34,110
Hotel Pennsylvania	1,227	5,955
Total New York	806,544	881,791

Other:
theMART	79,359	79,948
555 California Street	45,124	40,686
Other investments(2)	23,184	50,664
Total Other	147,667	171,298

NOI at share	$954,211	$1,053,089
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The nine months ended September 30, 2018 includes $12,145 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018), $15,349 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $8,624 from UE (sold on March 4, 2019).

The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
New York:
Office(1)	$537,972	$540,484
Retail(1)	213,298	243,704
Residential	16,131	16,420
Alexander's	34,320	35,911
Hotel Pennsylvania	1,082	6,111
Total New York	802,803	842,630

Other:
theMART	83,484	81,312
555 California Street	45,665	39,704
Other investments(2)	22,789	50,271
Total Other	151,938	171,287

NOI at share - cash basis	$954,741	$1,013,917
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The nine months ended September 30, 2018 includes $12,025 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018), $15,155 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $8,108 from UE (sold on March 4, 2019).

Reconciliation of Net Income to Net Operating Income At Share for the Nine Months Ended September 30, 2019 and 2018
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
Net income	$3,173,586	$324,782
Depreciation and amortization expense	326,181	333,701
General and administrative expense	130,129	108,937
Transaction related costs, impairment losses and other	103,315	16,683
Income from partially owned entities	(56,139)	(6,059)
Loss from real estate fund investments	13,780	37,973
Interest and other investment income, net	(15,930)	(9,401)
Interest and debt expense	226,940	264,774
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
Net gains on disposition of wholly owned and partially owned assets	(641,664)	(164,828)
Income tax expense	80,542	4,964
Loss (income) from discontinued operations	85	(381)
NOI from partially owned entities	236,400	193,359
NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,915)	(51,415)
NOI at share	954,211	1,053,089
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	530	(39,172)
NOI at share - cash basis	$954,741	$1,013,917
NOI At Share by Region
Below is a summary of the percentages of NOI at share by geographic region for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended September 30,
	2019	2018
Region:
New York City metropolitan area	86%	88%
Chicago, IL	9%	8%
San Francisco, CA	5%	4%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2019 Compared to September 30, 2018
Revenues
Our revenues, which consist of rental revenues and fee and other income, were $1,463,732,000 for the nine months ended September 30, 2019, compared to $1,620,303,000 for the prior year’s nine months, a decrease of $156,571,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York		Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(5,015)	$(4,671)		$(344)
Development and redevelopment	(12,879)	(13,128)		249
Hotel Pennsylvania	(4,733)	(4,733)		—
Trade shows	(1,965)	—		(1,965)
Properties transferred to Fifth Avenue and Times Square JV	(139,013)	(139,013)		—
Same store operations	5,145	(12,093)	(1)	17,238
	(158,460)	(173,638)		15,178
Fee and other income:
BMS cleaning fees	4,937	4,600		337
Management and leasing fees	(142)	1,085		(1,227)
Properties transferred to Fifth Avenue and Times Square JV	(532)	(532)		—
Other income	(2,374)	(763)		(1,611)
	1,889	4,390		(2,501)

Total (decrease) increase in revenues	$(156,571)	$(169,248)		$12,677
___________________

(1)	Includes a $5,967 reduction in income from the non-cash write-off of straight-line rent receivables related to Topshop at 478-486 Broadway in the second quarter of 2019.

Results of Operations – Nine Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs, impairment losses and other, were $1,261,353,000 for the nine months ended September 30, 2019, compared to $1,172,013,000 for the prior year’s nine months, an increase of $89,340,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$1,980		$386		$1,594
Development and redevelopment	(2,655)		(3,091)		436
Non-reimbursable expenses	(10,522)		(9,487)		(1,035)
Hotel Pennsylvania	5		5		—
Trade shows	548		—		548
BMS expenses	4,073		4,073		—
Properties transferred to Fifth Avenue and Times Square JV	(27,458)		(27,458)		—
Same store operations	18,877		9,877		9,000
	(15,152)		(25,695)		10,543
Depreciation and amortization:
Acquisitions, dispositions and other	1,452		1,444		8
Development and redevelopment	(5,523)		(5,640)		117
Properties transferred to Fifth Avenue and Times Square JV	(37,094)		(37,094)		—
Same store operations	33,645		31,835		1,810
	(7,520)		(9,455)		1,935

General and administrative	21,192	(1)	15,116		6,076

Expense from deferred compensation plan liability	4,188		—		4,188

Transaction related costs, impairment losses and other	86,632		88,257	(2)	(1,625)

Total increase in expenses	$89,340		$68,223		$21,117
___________________

(1)
2019 includes (i) $11,055 of non-cash stock-based compensation expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement for participants who have reached 65 years of age, and (ii) $8,046 of non-cash stock-based compensation expense for the time-based equity compensation granted in connection with the new leadership group announced in April 2019 (additional non-cash expense associated with these awards will be $2,401 in the fourth quarter of 2019, $9,603 in each of 2020 and 2021, $7,718 in 2022 and $2,655 in 2023).

(2)
2019 includes $101,360 of non-cash impairment losses, substantially 608 Fifth Avenue, partially offset by $13,103 disputed additional New York City real property transfer tax ("Transfer Tax") recorded in the first quarter of 2018 related to the December 2012 acquisition of Independence Plaza. The joint venture, in which we have a 50.1% economic interest, that owns Independence Plaza recorded this expense based on the precedent established by the New York City Tax Appeals Tribunal (the "Tax Tribunal") decision regarding One Park Avenue. See Note 5 - Real Estate Fund Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding this matter.

Results of Operations – Nine Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities for the nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	Percentage Ownership at September 30, 2019	For the Nine Months Ended September 30,
		2019	2018
Our share of net income (loss):
Fifth Avenue and Times Square JV(1):
Equity in net income	51.5%	$21,108	$—
Return on preferred equity, net of our share of the expense		18,131	—
		39,239	—
Alexander's(2)	32.4%	18,185	10,593
Partially owned office buildings(3)	Various	(1,531)	(1,546)
Other investments(4)	Various	246	(2,988)
		$56,139	$6,059
____________________

(1)
The nine months ended September 30, 2019 includes our 51.5% ownership in the Fifth Avenue and Times Square JV. See Note 7 - Investments in Partially Owned Entities to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

(2)
2018 includes our $7,708 share of Alexander’s disputed additional Transfer Tax related to the November 2012 sale of Kings Plaza Regional Shopping Center. Alexander's recorded this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue. See Note 5 - Real Estate Fund Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding this matter.

(3)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others. 2019 includes a $1,079 reduction in income from the non-cash write-off of straight-line rent receivable related to The Four Seasons Restaurant at 280 Park Avenue. 2018 includes our $4,978 share of disputed additional Transfer Tax related to the March 2011 acquisition of One Park Avenue. See Note 5 - Real Estate Fund Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information regarding this matter.

(4)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019) and others.

Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
Net investment income	$2,382	$6,366
Net unrealized loss on held investments	(16,162)	(32,796)
Net realized loss on exited investments	—	(913)
Transfer tax	—	(10,630)
Loss from real estate fund investments	(13,780)	(37,973)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(8,427)	34,338
Loss from real estate fund investments attributable to the Operating Partnership	(22,207)	(3,635)
Less loss attributable to noncontrolling interests in the Operating Partnership	1,403	224
Loss from real estate fund investments attributable to Vornado	$(20,804)	$(3,411)

Results of Operations – Nine Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Interest and Other Investment Income, net
Below are the components of interest and other investment income, net for the nine months ended September 30, 2019 and 2018.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2019	2018
Interest on cash and cash equivalents and restricted cash	$8,753	$12,370
Interest on loans receivable(1)	4,845	8,952
Decrease in fair value of marketable securities(2)	(3,095)	(24,801)
Dividends on marketable securities	2,625	10,060
Other, net	2,802	2,820
	$15,930	$9,401
____________________

(1)	2018 includes $6,707 of of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.

(2)
2019 includes a $19,211 decrease in the value of our investment in PREIT, partially offset by a $16,068 mark-to-market increase in fair value of our Lexington common shares through March 1, 2019, the date of sale of our investment.

Interest and Debt Expense
Interest and debt expense was $226,940,000 for the nine months ended September 30, 2019, compared to $264,774,000 for the prior year’s nine months, a decrease of $37,834,000. This decrease was primarily due to (i) $20,956,000 of lower interest expense resulting from paydowns of the 220 CPS loan, (ii) $19,253,000 of lower interest expense resulting from the deconsolidation of mortgages payable on the properties contributed to Fifth Avenue and Times Square JV, (iii) $13,040,000 of lower capital lease interest, (iv) $10,091,000 of lower interest from the redemption of our $400,000,000 5.00% senior unsecured notes, and (v) $9,466,000 of higher capitalized interest and debt expense, partially offset by (vi) $22,540,000 of debt prepayment costs relating to redemption of our $400,000,000 5.00% senior unsecured notes, (vii) $6,811,000 of higher interest expense resulting from higher average interest rates on our variable rate loans, (viii) $4,795,000 of higher interest attributable to the interest rate swap on our $750,000,000 unsecured term loan, and (ix) $2,599,000 of higher interest expense for revolver borrowings.
Net Gain on Transfer to Fifth Avenue and Times Square JV
During the nine months ended September 30, 2019, we recognized a $2,571,099,000 net gain from the transfer of common equity in the properties contributed to Fifth Avenue and Times Square JV, including the related step-up in our basis of the retained portion of the assets to fair value.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $641,664,000 for the nine months ended September 30, 2019 consist of (i) $400,500,000 of net gains on sale of 220 CPS condominium units, (ii) a $159,292,000 net gain on sale of our 25% interest in 330 Madison Avenue, (iii) a $62,395,000 net gain from the sale of all our UE partnership units, and (iv) a $19,477,000 net gain on sale of 3040 M Street. Net gains of $164,828,000 for the nine months ended September 30, 2018 primarily consist of (i) a $134,032,000 net gain on the sale of our 49.5% interests in 666 Fifth Avenue Office Condominium, (ii) a $23,559,000 net gain on sale of 27 Washington Square North, and (iii) a $7,308,000 net gain from the repayment of our interest on the mortgage loan held by us on 666 Fifth Avenue Office Condominium.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2019 was $80,542,000 compared to $4,964,000 for the prior year’s nine months, an increase of $75,578,000. This increase resulted primarily from $71,590,000 of income tax expense on the sale of 220 CPS condominium units.
Loss (Income) from Discontinued Operations
Loss from discontinued operations for the nine months ended September 30, 2019 was $85,000 compared to income of $381,000 for the prior year’s nine months, a decrease in income of $466,000.

Results of Operations – Nine Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $34,045,000 for the nine months ended September 30, 2019, compared to a loss of $31,137,000 for the prior year’s nine months, an increase in income of $65,182,000. This increase resulted primarily from (i) $42,765,000 increase from the lower net loss subject to allocation to the noncontrolling interest of our real estate fund, (ii) $11,945,000 resulting from the net gain on transfer to Fifth Avenue and Times Square JV attributable to noncontrolling interests for the nine months ended September 30, 2019, and (iii) $6,538,000 of disputed additional Transfer Tax allocated to noncontrolling interests related to the December 2012 acquisition of Independence Plaza for the nine months ended September 30, 2018.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $197,354,000 for the nine months ended September 30, 2019, compared to $18,992,000 for the prior year’s nine months, an increase of $178,362,000. The increase resulted primarily from higher net income subject to allocation to Class A unitholders due to the net gain on transfer to Fifth Avenue and Times Square JV.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $37,598,000 for the nine months ended September 30, 2019, compared to $38,103,000 for the prior year’s nine months, a decrease of $505,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $37,722,000 for the nine months ended September 30, 2019, compared to $38,248,000 for the prior year’s nine months, a decrease of $526,000.
Preferred Share/Unit Issuance Costs
Preferred share/unit issuance cost for the nine months ended September 30, 2018 were $14,486,000 representing the write-off of issuance cost upon redemption of all the outstanding Series G and Series I cumulative redeemable preferred shares/units in January 2018.

Results of Operations – Nine Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2019 compared to September 30, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the nine months ended September 30, 2019	$954,211	$806,544		$79,359	$45,124	$23,184
Less NOI at share from:
Acquisitions	(225)	(225)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,479)	(5,479)		—	—	—
Dispositions	(7,277)	(7,277)		—	—	—
Development properties	(37,806)	(37,806)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	4,362	4,882		(520)	—	—
Other non-same store (income) expense, net	(28,711)	(3,983)		(1,943)	399	(23,184)
Same store NOI at share for the nine months ended September 30, 2019	$879,075	$756,656		$76,896	$45,523	$—

NOI at share for the nine months ended September 30, 2018	$1,053,089	$881,791		$79,948	$40,686	$50,664
Less NOI at share from:
Acquisitions	(124)	(124)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(55,337)	(55,337)		—	—	—
Dispositions	(10,288)	(10,288)		—	—	—
Development properties	(53,394)	(53,380)		—	(14)	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	2,394	2,655		(261)	—	—
Other non-same store income, net	(62,284)	(7,188)		(4,432)	—	(50,664)
Same store NOI at share for the nine months ended September 30, 2018	$874,056	$758,129		$75,255	$40,672	$—

Increase (decrease) in same store NOI at share for the nine months ended September 30, 2019 compared to September 30, 2018	$5,019	$(1,473)		$1,641	$4,851	$—

% increase (decrease) in same store NOI at share	0.6%	(0.2)%	(1)	2.2%	11.9%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 0.4%.

Results of Operations – Nine Months Ended September 30, 2019 Compared to September 30, 2018 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2019 compared to September 30, 2018.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2019	$954,741	$802,803		$83,484	$45,665	$22,789
Less NOI at share - cash basis from:
Acquisitions	(226)	(226)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,183)	(5,183)		—	—	—
Dispositions	(7,716)	(7,716)		—	—	—
Development properties	(47,597)	(47,597)		—	—	—
Lease termination income	(2,943)	(2,084)		(859)	—	—
Other non-same store (income) expense, net	(39,399)	(14,919)		(1,942)	251	(22,789)
Same store NOI at share - cash basis for the nine months ended September 30, 2019	$851,677	$725,078		$80,683	$45,916	$—

NOI at share - cash basis for the nine months ended September 30, 2018	$1,013,917	$842,630		$81,312	$39,704	$50,271
Less NOI at share - cash basis from:
Acquisitions	(124)	(124)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(52,184)	(52,184)		—	—	—
Dispositions	(9,933)	(9,933)		—	—	—
Development properties	(57,495)	(57,481)		—	(14)	—
Lease termination income	(1,491)	(1,069)		(422)	—	—
Other non-same store income, net	(63,227)	(8,524)		(4,432)	—	(50,271)
Same store NOI at share - cash basis for the nine months ended September 30, 2018	$829,463	$713,315		$76,458	$39,690	$—

Increase in same store NOI at share - cash basis for the nine months ended September 30, 2019 compared to September 30, 2018	$22,214	$11,763		$4,225	$6,226	$—

% increase in same store NOI at share - cash basis	2.7%	1.6%	(1)	5.5%	15.7%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 2.4%.

SUPPLEMENTAL INFORMATION

Net Operating Income At Share by Segment for the Three Months Ended September 30, 2019 and June 30, 2019
NOI represents total revenues less operating expenses. We consider NOI to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI should not be considered a substitute for net income. NOI may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2019 and June 30, 2019.

(Amounts in thousands)	For the Three Months Ended September 30, 2019
	Total	New York	Other
Total revenues	$465,961	$380,568	$85,393
Operating expenses	226,359	188,159	38,200
NOI - consolidated	239,602	192,409	47,193
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(9,574)	(8,522)
Add: NOI from partially owned entities	86,024	82,649	3,375
NOI at share	307,530	265,484	42,046
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,037)	(5,560)	1,523
NOI at share - cash basis	$303,493	$259,924	$43,569

(Amounts in thousands)	For the Three Months Ended June 30, 2019
	Total	New York	Other
Total revenues	$463,103	$376,381	$86,722
Operating expenses	220,752	187,819	32,933
NOI - consolidated	242,351	188,562	53,789
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(10,030)	(6,386)
Add: NOI from partially owned entities	82,974	79,170	3,804
NOI at share	308,909	257,702	51,207
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	9,748	8,437	1,311
NOI at share - cash basis	$318,657	$266,139	$52,518

SUPPLEMENTAL INFORMATION - CONTINUED

Net Operating Income At Share by Segment for the Three Months Ended September 30, 2019 and June 30, 2019 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2019 and June 30, 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	September 30, 2019	June 30, 2019
New York:
Office	$177,469	$179,592
Retail	68,159	57,063
Residential	5,575	5,908
Alexander's	11,269	11,108
Hotel Pennsylvania	3,012	4,031
Total New York	265,484	257,702

Other:
theMART	24,862	30,974
555 California Street	15,265	15,358
Other investments	1,919	4,875
Total Other	42,046	51,207

NOI at share	$307,530	$308,909

The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2019 and June 30, 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	September 30, 2019	June 30, 2019
New York:
Office	$174,796	$178,806
Retail	65,636	66,726
Residential	5,057	5,303
Alexander's	11,471	11,322
Hotel Pennsylvania	2,964	3,982
Total New York	259,924	266,139

Other:
theMART	26,588	31,984
555 California Street	15,325	15,595
Other investments	1,656	4,939
Total Other	43,569	52,518

NOI at share - cash basis	$303,493	$318,657

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of Net Income to Net Operating Income At Share for the Three Months Ended September 30, 2019 and June 30, 2019

(Amounts in thousands)	For the Three Months Ended
	September 30, 2019	June 30, 2019
Net income	$363,849	$2,596,693
Depreciation and amortization expense	96,437	113,035
General and administrative expense	33,237	38,872
Transaction related costs, impairment losses and other	1,576	101,590
Income from partially owned entities	(25,946)	(22,873)
(Income) loss from real estate fund investments	(2,190)	15,803
Interest and other investment income, net	(3,045)	(7,840)
Interest and debt expense	61,448	63,029
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Net gains on disposition of wholly owned and partially owned assets	(309,657)	(111,713)
Income tax expense	23,885	26,914
Loss (income) from discontinued operations	8	(60)
NOI from partially owned entities	86,024	82,974
NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(16,416)
NOI at share	307,530	308,909
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(4,037)	9,748
NOI at share - cash basis	$303,493	$318,657

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended September 30, 2019 Compared to June 30, 2019
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2019 compared to June 30, 2019.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended September 30, 2019	$307,530	$265,484		$24,862	$15,265	$1,919
Less NOI at share from:
Acquisitions	(5)	(5)		—	—	—
Dispositions	(650)	(650)		—	—	—
Development properties	(14,704)	(14,704)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	(627)	(107)		(520)	—	—
Other non-same store (income) expense, net	(10,220)	(8,408)		(12)	119	(1,919)
Same store NOI at share for the three months ended September 30, 2019	$281,324	$241,610		$24,330	$15,384	$—

NOI at share for the three months ended June 30, 2019	$308,909	$257,702		$30,974	$15,358	$4,875
Less NOI at share from:
Acquisitions	(5)	(5)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,479)	(5,479)		—	—	—
Dispositions	(3,401)	(3,401)		—	—	—
Development properties	(19,698)	(19,698)		—	—	—
Lease termination income, net of write-offs of straight-line receivables and acquired below-market leases, net	2,933	2,933		—	—	—
Other non-same store expense (income), net	214	4,983		(98)	204	(4,875)
Same store NOI at share for the three months ended June 30, 2019	$283,473	$237,035		$30,876	$15,562	$—

(Decrease) increase in same store NOI at share for the three months ended September 30, 2019 compared to June 30, 2019	$(2,149)	$4,575		$(6,546)	$(178)	$—

% (decrease) increase in same store NOI at share	(0.8)%	1.9%	(1)	(21.2)%	(1.1)%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 2.4%.

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended September 30, 2019 Compared to June 30, 2019 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2019 compared to June 30, 2019.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2019	$303,493	$259,924		$26,588	$15,325	$1,656
Less NOI at share - cash basis from:
Acquisitions	(5)	(5)		—	—	—
Dispositions	(690)	(690)		—	—	—
Development properties	(20,306)	(20,306)		—	—	—
Lease termination income	(1,016)	(157)		(859)	—	—
Other non-same store (income) expense, net	(11,280)	(9,658)		(12)	46	(1,656)
Same store NOI at share - cash basis for the three months ended September 30, 2019	$270,196	$229,108		$25,717	$15,371	$—

NOI at share - cash basis for the three months ended June 30, 2019	$318,657	$266,139		$31,984	$15,595	$4,939
Less NOI at share - cash basis from:
Acquisitions	(5)	(5)		—	—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,183)	(5,183)		—	—	—
Dispositions	(3,600)	(3,600)		—	—	—
Development properties	(22,438)	(22,438)		—	—	—
Lease termination income	(247)	(247)		—	—	—
Other non-same store (income) expense, net	(9,613)	(4,705)		(98)	129	(4,939)
Same store NOI at share - cash basis for the three months ended June 30, 2019	$277,571	$229,961		$31,886	$15,724	$—

Decrease in same store NOI at share - cash basis for the three months ended September 30, 2019 compared to June 30, 2019	$(7,375)	$(853)		$(6,169)	$(353)	$—

% decrease in same store NOI at share - cash basis	(2.7)%	(0.4)%	(1)	(19.3)%	(2.2)%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 0.1%.

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
We expect to generate net cash of approximately $2 billion resulting from the sales of 100% of the 220 CPS condominium units, including $1 billion of after-tax net gain, of which $396,246,000 was recognized in our consolidated statements of income from inception to September 30, 2019.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Cash Flows for the Nine Months Ended September 30, 2019 and 2018
Our cash flow activities for the nine months ended September 30, 2019 and 2018 are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2019	2018
Net cash provided by operating activities	$397,971	$488,038	$(90,067)
Net cash provided by (used in) investing activities	2,228,548	(652,306)	2,880,854
Net cash used in financing activities	(2,097,868)	(830,734)	(1,267,134)
Cash and cash equivalents and restricted cash was $1,245,556,000 as of September 30, 2019, a $528,651,000 increase from the balance as of December 31, 2018.
Net cash provided by operating activities of $397,971,000 for the nine months ended September 30, 2019 was comprised of $516,386,000 of cash from operations, including distributions of income from partially owned entities of $66,252,000, and a net decrease of $118,415,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the cash provided by (used in) investing activities for the nine months ended September 30, 2019 and 2018:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2019	2018
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	$1,248,743	$—	$1,248,743
Proceeds from sale of condominium units at 220 Central Park South	1,039,493	—	1,039,493
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—	500,000
Development costs and construction in progress	(448,281)	(274,147)	(174,134)
Moynihan Train Hall expenditures	(352,211)	—	(352,211)
Proceeds from sale of real estate and related investments	255,534	219,731	35,803
Additions to real estate	(189,579)	(163,546)	(26,033)
Proceeds from sales of marketable securities	168,314	—	168,314
Distributions of capital from partially owned entities	24,880	98,609	(73,729)
Investments in partially owned entities	(16,480)	(32,728)	16,248
Acquisitions of real estate and other	(3,260)	(500,225)	496,965
Proceeds from repayments of loans receivable	1,395	—	1,395
Net cash provided by (used in) investing activities	$2,228,548	$(652,306)	$2,880,854

Liquidity and Capital Resources - continued
Cash Flows for the Nine Months Ended September 30, 2019 and 2018 - continued
The following table details the cash used in financing activities for the nine months ended September 30, 2019 and 2018:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2019	2018
Repayments of borrowings	$(2,635,028)	$(264,482)	$(2,370,546)
Proceeds from borrowings	1,107,852	312,763	795,089
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—	(407,126)
Dividends paid on common shares/Distributions to Vornado	(377,750)	(359,456)	(18,294)
Moynihan Train Hall reimbursement from Empire State Development	352,211	—	352,211
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(65,084)	(63,110)	(1,974)
Dividends paid on preferred shares/Distributions to preferred unitholders	(37,598)	(42,582)	4,984
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—	(22,058)
Debt issuance costs	(15,328)	(7,451)	(7,877)
Contributions from noncontrolling interests in consolidated subsidiaries	9,223	59,924	(50,701)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(8,692)	(784)	(7,908)
Proceeds received from exercise of Vornado stock options and other	2,403	5,262	(2,859)
Redemption of preferred shares/units	(893)	(470,000)	469,107
Debt prepayment and extinguishment costs	—	(818)	818
Net cash used in financing activities	$(2,097,868)	$(830,734)	$(1,267,134)

Capital Expenditures for the Nine Months Ended September 30, 2019
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the nine months ended September 30, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$75,190	$66,061	$6,720	$2,409
Tenant improvements	78,738	67,503	8,021	3,214
Leasing commissions	17,051	15,251	714	1,086
Recurring tenant improvements, leasing commissions and other capital expenditures	170,979	148,815	15,455	6,709
Non-recurring capital expenditures	26,393	24,588	166	1,639
Total capital expenditures and leasing commissions	$197,372	$173,403	$15,621	$8,348

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2019
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table on the previous page.
We are constructing a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost of $515.4 million) is estimated to be approximately $1.4 billion, of which $1.3 billion has been expended as of September 30, 2019.
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $46,000,000, of which our share is $32,200,000. As of September 30, 2019, $39,760,000 has been expended, of which our share is $27,832,000.
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of September 30, 2019, $22,623,000 has been expended, of which our share is $11,311,000.
We are redeveloping PENN1, a 2,544,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be $325,000,000, of which $57,355,000 has been expended as of September 30, 2019.
We are redeveloping PENN2, a 1,795,000 square foot office building located on the west side of 7th Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $34,372,000 has been expended as of September 30, 2019.
We recently entered into a development agreement with Metropolitan Transportation Authority to oversee the development of the Long Island Rail Road 33rd Street entrance at Penn Station, which Skanska USA Civil Northeast, Inc. will construct under a fixed price contract for $120,805,000.
Farley Office and Retail Building and Moynihan Train Hall
Our 95.0% joint venture (the remaining 5.0% is owned by the Related Companies ("Related")) is developing the Farley Office and Retail Building (the "Project"), which will include approximately 845,000 rentable square feet of commercial space, comprised of approximately 725,000 square feet of office space and approximately 120,000 square feet of retail space. The total development cost of the Project is estimated to be approximately $1,030,000,000. As of September 30, 2019, $528,080,000 has been expended.
The joint venture has entered into a development agreement with Empire State Development (“ESD”), an entity of New York State, to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture has entered into a design-build contract with Skanska Moynihan Train Hall Builders pursuant to which they will build the Moynihan Train Hall, thereby fulfilling all of the joint venture's obligations to ESD. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB. The development expenditures for the Moynihan Train Hall are estimated to be approximately $1.6 billion, which will be funded by governmental agencies. Pursuant to Accounting Standards Codification 842-40-55, the joint venture, which we consolidate on our consolidated balance sheets, is required to recognize all development expenditures for the Moynihan Train Hall. Accordingly, the development expenditures paid for by governmental agencies through September 30, 2019 and December 31, 2018 of $791,703,000 and $445,693,000, respectively, are shown as “Moynihan Train Hall development expenditures” with a corresponding obligation recorded in “Moynihan Train Hall obligation” on our consolidated balance sheets. Upon completion of the development, the "Moynihan Train Hall development expenditures" and the offsetting “Moynihan Train Hall obligation” will be removed from our consolidated balance sheets.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2019 - continued
Below is a summary of amounts paid for development and redevelopment expenditures for the nine months ended September 30, 2019. These expenditures include interest and debt expense of $59,184,000, payroll of $12,673,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $51,587,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail Building	$190,991	$190,991	$—	$—	$—
220 CPS	142,439	—	—	—	142,439
PENN1	34,476	34,476	—	—	—
345 Montgomery Street	18,844	—	—	18,844	—
PENN2	17,404	17,404	—	—	—
606 Broadway	7,181	7,181	—	—	—
1535 Broadway	1,031	1,031	—	—	—
Other	35,915	30,488	1,610	3,817	—
	$448,281	$281,571	$1,610	$22,661	$142,439

Capital Expenditures for the Nine Months Ended September 30, 2018
Below is a summary of amounts paid for capital expenditures and leasing commissions for the nine months ended September 30, 2018.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$66,167	$48,227	$10,232	$7,708
Tenant improvements	67,972	49,423	10,855	7,694
Leasing commissions	27,389	24,683	413	2,293
Recurring tenant improvements, leasing commissions and other capital expenditures	161,528	122,333	21,500	17,695
Non-recurring capital expenditures	28,882	20,579	82	8,221
Total capital expenditures and leasing commissions	$190,410	$142,912	$21,582	$25,916
Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2018
Below is a summary of amounts paid for development and redevelopment expenditures for the nine months ended September 30, 2018. These expenditures include interest and debt expense of $49,718,000, payroll of $7,996,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $32,969,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 CPS	$204,727	$—	$—	$—	$204,727
606 Broadway	13,141	13,141	—	—	—
345 Montgomery Street	10,497	—	—	10,497	—
1535 Broadway	7,558	7,558	—	—	—
PENN2	4,793	4,793	—	—	—
PENN1	3,901	3,901	—	—	—
Other	29,530	18,439	8,421	430	2,240
	$274,147	$47,832	$8,421	$10,927	$206,967

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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. As of September 30, 2019, the aggregate dollar amount of these guarantees and master leases is approximately $978,000,000.
As of September 30, 2019, $15,880,000 of letters of credit was outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest rate coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
The joint venture in which we own a 95.0% ownership interest was designated by ESD, an entity of New York State, to develop the Farley Office and Retail Building. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
As of September 30, 2019, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $15,400,000.
As of September 30, 2019, we have construction commitments aggregating approximately $746,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 20 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 45 of this Quarterly Report on Form 10-Q.
In accordance with the NAREIT December 2018 restated definition of FFO, we have elected to exclude the mark-to-market adjustments of marketable equity securities from the calculation of FFO. FFO for the three months ended September 30, 2018 has been adjusted to exclude the $7,966,000, or $0.04 per share, decrease in fair value of marketable equity securities previously reported. FFO for the nine months ended September 30, 2018 has been adjusted to exclude the $26,602,000, or $0.13 per share, decrease in fair value of marketable equity securities previously reported.
FFO attributable to common shareholders plus assumed conversions was $279,509,000, or $1.46 per diluted share for the three months ended September 30, 2019, compared to $189,987,000, or $0.99 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $691,522,000, or $3.62 per diluted share for the nine months ended September 30, 2019, compared to $519,640,000, or $2.72 per diluted share, for the prior year’s nine months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

Funds From Operations (“FFO”) - continued

Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and nine months ended September 30, 2019 and 2018.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of our net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$322,906	$190,645	$2,904,589	$284,338
Per diluted share	$1.69	$1.00	$15.20	$1.49

FFO adjustments:
Depreciation and amortization of real property	$89,479	$105,015	$303,415	$309,024
Net gains on sale of real estate	(178,769)	(133,961)	(178,769)	(158,138)
Real estate impairment losses	—	—	31,436	—
Net gain on transfer to Fifth Avenue and Times Square JV, net of $11,945 attributable to noncontrolling interests	—	—	(2,559,154)	—
Net gain from sale of UE common shares (sold on March 4, 2019)	—	—	(62,395)	—
Decrease (increase) in fair value of marketable securities:
PREIT	4,875	—	19,211	—
Lexington (sold on March 1, 2019)	—	7,942	(16,068)	24,934
Other	(7)	(243)	(48)	(133)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	37,696	23,688	97,317	77,282
Net gains on sale of real estate	—	(3,421)	—	(3,998)
Decrease in fair value of marketable securities	291	267	1,988	1,801
	(46,435)	(713)	(2,363,067)	250,772
Noncontrolling interests' share of above adjustments	3,024	40	149,957	(15,517)
FFO adjustments, net	$(43,411)	$(673)	$(2,213,110)	$235,255

FFO attributable to common shareholders	$279,495	$189,972	$691,479	$519,593
Convertible preferred share dividends	14	15	43	47
FFO attributable to common shareholders plus assumed conversions	$279,509	$189,987	$691,522	$519,640
Per diluted share	$1.46	$0.99	$3.62	$2.72

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	190,814	190,245	190,762	190,176
Effect of dilutive securities:
Employee stock options and restricted share awards	176	1,045	227	972
Convertible preferred shares	34	37	35	38
Denominator for FFO per diluted share	191,024	191,327	191,024	191,186

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2019			2018
	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$1,723,196	3.39%	$17,232	$3,292,382	4.31%
Fixed rate	5,805,475	3.57%	—	6,603,465	3.65%
	$7,528,671	3.53%	17,232	$9,895,847	3.87%
Pro rata share of debt of non-consolidated entities(1)(2):
Variable rate	$1,479,819	3.68%	14,798	$1,237,388	4.06%
Fixed rate	1,327,368	4.08%	—	1,382,068	4.19%
	$2,807,187	3.87%	14,798	$2,619,456	4.13%
Noncontrolling interests' share of consolidated subsidiaries			(338)
Total change in annual net income attributable to the Operating Partnership			31,692
Noncontrolling interests’ share of the Operating Partnership			(2,073)
Total change in annual net income attributable to Vornado			$29,619
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.16
Total change in annual net income attributable to Vornado per diluted share			$0.16
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

(2)
Our pro rata share of debt of non-consolidated entities as of September 30, 2019 and December 31, 2018 is net of our $63,409 share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2019, we have an interest rate swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.70% (3.73% as of September 30, 2019) to a fixed rate of 3.25% through December 2020; an interest rate swap on a $700,000,000 mortgage loan on 770 Broadway that swapped the rate from LIBOR plus 1.75% (3.79% as of September 30, 2019) to a fixed rate of 2.56% through September 2020; an interest rate swap on a $100,000,000 mortgage loan on 33-00 Northern Boulevard that swapped the rate from LIBOR plus 1.80% (3.85% as of September 30, 2019) to a fixed rate of 4.14% through January 2025; and an interest rate swap on our $750,000,000 unsecured term loan that swapped the rate from LIBOR plus 1.00% (3.04% as of September 30, 2019) to a fixed rate of 3.87% through October 2023.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2019, the estimated fair value of our consolidated debt was $7,595,000,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended September 30, 2019, we issued 5,876 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $356,820 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
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

VORNADO REALTY TRUST
(Registrant)

Date: October 28, 2019	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: October 28, 2019	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)