Form 10-K
period 2019-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2020-02-18
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.70% Series K	VNO/PK	New York Stock Exchange
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Vornado Realty Trust	Series A Convertible Preferred Shares of beneficial interest, liquidation preference $50.00 per share
Vornado Realty L.P.	Class A Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Vornado Realty Trust: Yes  ☑      No  ☐   Vornado Realty L.P.: Yes  ☐      No  ☑

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

Vornado Realty Trust: Yes  ☐      No  ☑   Vornado Realty L.P.: Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of Vornado Realty Trust, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $11,264,516,000 at June 30, 2019.

As of December 31, 2019, there were 190,985,677 common shares of beneficial interest outstanding of Vornado Realty Trust.

There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P. Based on the June 30, 2019 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of Vornado Realty L.P., i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $670,609,000 at June 30, 2019.

Documents Incorporated by Reference

Part III: Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 14, 2020.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2019 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Item 6. Selected Financial Data;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable; and

•	Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:

•	Note 11. Redeemable Noncontrolling Interests/Redeemable Partnership Units

•	Note 12. Shareholders' Equity/Partners' Capital

•	Note 15. Stock-based Compensation

•	Note 19. Income Per Share/Income Per Class A Unit

•	Note 24. Summary of Quarterly Results (Unaudited)
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

____________________

(1)
These items are omitted in whole or in part because Vornado, the Operating Partnership’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2019, portions of which are incorporated by reference herein.

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
Vornado is a fully‑integrated REIT and conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership, a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of, and owned approximately 93.1% of the common limited partnership interest in the Operating Partnership as of December 31, 2019.
We currently own all or portions of:
New York:

•	19.1 million square feet of Manhattan office in 35 properties;

•	2.3 million square feet of Manhattan street retail in 70 properties;

•	1,991 units in 10 residential properties;

•	The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn District; and

•
A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building.

Other Real Estate and Investments:

•	The 3.7 million square foot theMART in Chicago;

•	A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet;

•	A 25.0% interest in Vornado Capital Partners, our real estate fund (the "Fund"). We are the general partner and investment manager of the Fund; and

•	Other real estate and investments.
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
DISPOSITIONS
We contributed seven properties to Fifth Avenue and Times Square JV and transferred a 48.5% common interest in the joint venture to a group of institutional investors for net cash proceeds of $1.179 billion. We retained the remaining 51.5% common interest and an aggregate $1.828 billion of preferred equity interests in certain of the properties.
We also completed the following sale transactions during 2019:

•	$1.61 billion net proceeds from the sale of 54 condominium units at 220 Central Park South;

•	$168 million sale of all of our 18,468,969 common shares of Lexington Realty Trust;

•	$109 million conversion and sale of all of our 5,717,184 partnership units of Urban Edge Properties;

•	$100 million sale of our 25% interest in 330 Madison Avenue; and

•	$50 million sale of 3040 M Street.

FINANCINGS
We completed the following financing transactions during 2019:

•	$1.50 billion unsecured revolving credit facilities (increased from $1.25 billion) extended to March 2024, lowering the interest rate from LIBOR plus 1.00% to LIBOR plus 0.90%;

•	$800 million refinancing of 650 Madison Avenue ($161 million at our 20.1% interest);

•	$580 million refinancing of 100 West 33rd Street;

•	$575 million mortgage loan repayment on PENN2 with proceeds from our unsecured revolving credit facilities;

•	$500 million financing of 640 Fifth Avenue ($260 million at our 52% interest) with proceeds used for the redemption of our temporary preferred equity in the property;

•	$400 million redemption of all of the outstanding 5.00% senior unsecured notes;

•	$375 million mortgage loan on 888 Seventh Avenue extended to December 2025;

•	$168 million refinancing of 61 Ninth Avenue ($76 million at our 45.1% interest);

•	$146 million refinancing of 512 West 22nd Street ($80 million at our 55% interest);

•	$145 million refinancing of Lucida ($36 million at our 25% interest);

•	$96 million refinancing of 435 Seventh Avenue;

•	$86 million refinancing of 50-70 West 93rd Street ($43 million at our 49.9% interest);

•	$75 million refinancing of 606 Broadway ($38 million at our 50% interest);

•	$60 million refinancing of 825 Seventh Avenue ($30 million at our 50% interest); and

•	$737 million which fully repaid the $950 million 220 Central Park South loan.
DEVELOPMENT AND REDEVELOPMENT EXPENDITURES
220 Central Park South
We are constructing a residential condominium tower containing 397,000 salable square feet at 220 Central Park South ("220 CPS"). The development cost of this project (exclusive of land cost of $515.4 million) is estimated to be approximately $1.450 billion, of which $1.373 billion has been expended as of December 31, 2019.
Penn District
We are redeveloping PENN1, a 2,545,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be $325,000,000, of which $69,006,000 has been expended as of December 31, 2019.
We are redeveloping PENN2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $40,820,000 has been expended as of December 31, 2019.
We are also making districtwide improvements within the Penn District. The development cost of these improvements is estimated to be $100,000,000, of which $6,314,000 has been expended as of December 31, 2019.
Our 95.0% joint venture (the remaining 5.0% is owned by the Related Companies ("Related")) is developing the Farley Office and Retail Building (the "Project"), which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of retail space. The total development cost of the Project is estimated to be approximately $1,030,000,000. As of December 31, 2019, $597,600,000 has been expended.
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
On December 19, 2019, we paid Kmart Corporation $34,000,000, of which $10,000,000 is expected to be reimbursed, to early terminate their 141,000 square foot retail space lease at PENN1 which was scheduled to expire in January 2036.
We recently entered into a development agreement with Metropolitan Transportation Authority to oversee the development of the Long Island Rail Road 33rd Street entrance at Penn Station which Skanska USA Civil Northeast, Inc. will construct under a fixed price contract for $120,805,000.
Other
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $50,000,000, of which our share is $35,000,000. As of December 31, 2019, $48,087,000 has been expended, of which our share is $33,661,000.

DEVELOPMENT AND REDEVELOPMENT EXPENDITURES - CONTINUED
Other - continued
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of December 31, 2019, $23,128,000 has been expended, of which our share is $11,564,000.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the Penn District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
COMPETITION
We compete with a large number of real estate investors, property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See "Risk Factors" in Item 1A for additional information regarding these factors.
SEGMENT DATA
We operate in the following reportable segments: New York and Other. Financial information related to these reportable segments for the years ended December 31, 2019, 2018 and 2017 is set forth in Note 25 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.
SEASONALITY
Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings, cash flows and funds from operations, and therefore impacts comparisons of the current quarter to the previous quarter. The New York segment has historically experienced higher utility costs in the first and third quarters of the year.
TENANTS ACCOUNTING FOR OVER 10% OF REVENUES
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2019, 2018 and 2017.
CERTAIN ACTIVITIES
We do not base our acquisitions and investments on specific allocations by type of property. We have historically held our properties for long‑term investment; however, it is possible that properties in our portfolio may be sold or otherwise disposed of when circumstances warrant. Further, we have not adopted a policy that limits the amount or percentage of assets which could be invested in a specific property or property type. Generally our activities are reviewed and may be modified from time to time by Vornado’s Board of Trustees without the vote of our shareholders or Operating Partnership unitholders.
EMPLOYEES
As of December 31, 2019, we have approximately 4,008 employees, of which 273 are corporate staff. The New York segment has 3,562 employees, including 2,914 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties and 462 employees at the Hotel Pennsylvania. theMART has 173 employees. The foregoing does not include employees of partially owned entities.
PRINCIPAL EXECUTIVE OFFICES
Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10019; telephone (212) 894‑7000.
MATERIALS AVAILABLE ON OUR WEBSITE
Copies of our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.vno.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics, and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial and non-financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. Copies of our filings under the Securities Exchange Act of 1934 are also available free of charge from us, upon request.

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
A significant portion of our properties is located in the New York City Metropolitan area and is affected by the economic cycles and risks inherent to this area.
In 2019, approximately 87% of our net operating income ("NOI", a non-GAAP measure) came from properties located in the New York City metropolitan area. We may continue to concentrate a significant portion of our future acquisitions, development and redevelopment in this area. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy or declines in real estate markets in the New York City metropolitan area could hurt our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this region include:

•	financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies);

•	infrastructure quality;

•	changes in rates or the treatment of the deductibility of state and local taxes; and

•	any oversupply of, or reduced demand for, real estate.
It is impossible for us to ensure the accuracy of predictions of the future or the effect of trends in the economic and investment climates of the geographic areas in which we concentrate, and more generally of the United States, or the real estate markets in these areas. Local, national or global economic downturns could negatively affect our businesses and profitability.
We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are Manhattan retail properties. Approximately 22% of our NOI is from Manhattan retail properties. As such, these properties are affected by the general and New York City retail environments, including the level of consumer spending and consumer confidence, Manhattan tourism, the threat of terrorism, increasing competition from on-line retailers, other retailers, and outlet malls, and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on our business and profitability.
Terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.
We have significant investments in the New York City, Chicago and San Francisco metropolitan areas. In response to a terrorist attack or the perceived threat of terrorism, tenants in these areas may choose to relocate their businesses to less populated, lower-profile areas of the United States that may be perceived to be less likely targets of future terrorist activity and fewer customers may choose to patronize businesses in these areas. This, in turn, would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease space on less favorable terms. Furthermore, we may experience increased costs in security, equipment and personnel. As a result, the value of our properties and the level of our revenues and cash flows could decline materially.

Natural disasters and the effects of climate change could have a concentrated impact on the areas where we operate and could adversely impact our results.
Our investments are concentrated in the New York, Chicago and San Francisco metropolitan areas. Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could cause significant damage to our properties and the surrounding environment or area. Potentially adverse consequences of “global warming,” including rising sea levels, could similarly have an impact on our properties and the economies of the metropolitan areas in which we operate. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
REAL ESTATE INVESTMENTS’ VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.
Our performance and the value of an investment in us are subject to risks associated with our real estate assets and with the real estate industry.
The value of our real estate and the value of an investment in us fluctuates depending on conditions in the general economy and the real estate business. These conditions may also adversely impact our revenues and cash flows.
The factors that affect the value of our real estate investments include, among other things:

•	global, national, regional and local economic conditions;

•	competition from other available space;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	how well we manage our properties;

•	the development and/or redevelopment of our properties;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	whether we are able to pass all or portions of any increases in operating costs through to tenants;

•	changes in real estate taxes and other expenses;

•	the ability of state and local governments to operate within their budgets;

•	whether tenants and users such as customers and shoppers consider a property attractive;

•	changes in consumer preferences adversely affecting retailers and retail store values;

•	changes in space utilization by our tenants due to technology, economic conditions and business environment;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	consequences of any armed conflict involving, or terrorist attacks against, the United States or individual acts of violence in public spaces;

•	trends in office real estate;

•	the impact on our retail tenants and demand for retail space at our properties due to increased competition from online shopping;

•	availability of financing on acceptable terms or at all;

•	inflation or deflation;

•	fluctuations in interest rates;

•	our ability to obtain adequate insurance;

•	changes in zoning laws and taxation;

•	government regulation;

•	potential liability under environmental or other laws or regulations;

•	natural disasters;

•	general competitive factors; and

•	climate changes.
The rents or sales proceeds we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available for operating costs, to pay indebtedness and for distribution to equity holders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.

Capital markets and economic conditions can materially affect our liquidity, financial condition and results of operations as well as the value of an investment in our debt and equity securities.
There are many factors that can affect the value of our debt and equity securities, including the state of the capital markets and the economy. Demand for office and retail space typically declines nationwide due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, which may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our securities.
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
Real estate is a competitive business and that competition may adversely impact us.
We compete with a large number of real estate investors, property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Substantially all of our properties face competition from similar properties in the same market, which may adversely impact the rents we can charge at those properties and our results of operations.
Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.
We may acquire properties when we are presented with attractive opportunities. We may face competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors, which may adversely affect us because that competition may cause an increase in the purchase price for a desired acquisition property or result in a competitor acquiring the desired property instead of us.
If we are unable to successfully acquire additional properties, our ability to grow our business could be adversely affected. In addition, increases in the cost of acquisition opportunities could adversely affect our results of operations.
We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants who may not be able to pay.
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to equity holders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms. If a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and may incur substantial legal and other costs. Even if we are able to enforce our rights, a tenant may not have recoverable assets.
We may be adversely affected by trends in office real estate.
Approximately 72% of our NOI is from our office properties. Telecommuting, flexible work schedules, open workplaces and teleconferencing are becoming more common. These practices enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to equity holders could be adversely affected.
Bankruptcy or insolvency of tenants may decrease our revenue, net income and available cash.
From time to time, some of our tenants have declared bankruptcy, and other tenants may declare bankruptcy or become insolvent in the future. The bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, including leasing the remainder of the property. As a result, the bankruptcy or insolvency of a major tenant could result in decreased net income and funds available to pay our indebtedness or make distributions to equity holders.
The occurrence of cyber incidents, or a deficiency in our cyber security, as well as other disruptions of our IT networks and related systems, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could negatively impact our financial results.
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
A cyber attack or systems failure could interfere with our ability to comply with financial reporting requirements, which could adversely affect us. A cyber attack could also compromise the confidential information of our employees, tenants, customers and vendors. A successful attack could disrupt and materially affect our business operations, including damaging relationships with tenants, customers and vendors. Any compromise of our information security systems could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business.

Some of our potential losses may not be covered by insurance.
For our properties except the Farley Office and Retail Building, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,430,413 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
Changes in the method pursuant to which the LIBOR rates are determined and phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate ("LIBOR"), announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.
We have outstanding debt and derivatives with variable rates that are indexed to LIBOR. In the transition from the use of LIBOR to SOFR or other alternatives, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations (including transition to an alternative benchmark rate) if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Use of alternative interest rates or other LIBOR reforms could result in increased volatility or a tightening of credit markets which could adversely affect our ability to obtain cost-effective financing.

We may incur significant costs to comply with environmental laws and environmental contamination may impair our ability to lease and/or sell real estate.
Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may also impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. Our predecessor companies may be subject to similar liabilities for activities of those companies in the past. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.
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
We face risks associated with property acquisitions.
We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including, but not limited to, large portfolios that could increase our size and result in alterations to our capital structure. Our acquisition activities and their success are subject to the following risks:

•
even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain or assume financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•
the actual costs of repositioning, redeveloping or maintaining acquired properties may be greater than our estimates and may require significantly greater time and attention of management than anticipated;

•
the acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;

•
acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office and unfamiliarity with local governmental and permitting procedures;

•
we may acquire real estate through the acquisition of the ownership entity subjecting us to the risks of that entity and we may be exposed to the liabilities of properties or companies acquired, some of which we may not be aware of at the time of acquisition; and

•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.

Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and have an adverse effect on us, including our financial condition, results of operations, cash flow and the market value of our securities.
We are exposed to risks associated with property redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We continue to engage in redevelopment and repositioning activities with respect to our properties, and, accordingly, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages); (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in construction or redevelopment costs; and (ix) the possibility that properties will be leased at below expected rental rates. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to satisfy our principal and interest obligations and to make distributions to our shareholders.
From time to time we have made, and in the future we may seek to make one or more material acquisitions. The announcement of such a material acquisition may result in a rapid and significant decline in the price of our securities.
We are continuously looking at material transactions that we believe will maximize shareholder value. However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our securities.
It may be difficult to sell real estate quickly, which may limit our flexibility.
Real estate investments are relatively illiquid. Consequently, we may have limited ability to dispose of assets in our portfolio promptly in response to changes in economic or other conditions which could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations.
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
From time to time we have made, and in the future we may seek to make investments in companies over which we do not have sole control. Some of these companies operate in industries with different risks than investing and operating real estate.
From time to time we have made, and in the future we may seek to make, investments in companies that we may not control, including, but not limited to, Alexander’s, our Fifth Avenue and Times Square JV, and other equity and loan investments. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from investing and operating real estate. Consequently, we are subject to operating and financial risks of those industries and to the risks associated with lack of control, such as having differing objectives than our partners or the entities in which we invest, or becoming involved in disputes, or competing directly or indirectly with these partners or entities. In addition, we rely on the internal controls and financial reporting controls of these entities and their failure to maintain effectiveness or comply with applicable standards may adversely affect us.

We are subject to risks involved in real estate activity through joint ventures and private equity real estate funds.
We currently own properties through joint ventures and private equity real estate funds with other persons and entities and may in the future acquire or own properties through joint ventures and funds when we believe circumstances warrant the use of such structures. Joint venture and fund investments involve risk, including: the possibility that our partners might refuse to make capital contributions when due and therefore we may be forced to make contributions to maintain the value of the property; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. We and our respective joint venture partners may each have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture and fund partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures or funds do not operate in compliance with REIT requirements. To the extent our partners do not meet their obligations to us or our joint ventures or funds, or they take action inconsistent with the interests of the joint venture or fund, we may be adversely affected.
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
Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to the Operating Partnership’s equity holders, including Vornado. Thus, Vornado’s ability to pay cash dividends to its equity holders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to its equity holders, including Vornado. As of December 31, 2019, there were four series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $55,075,000.
In addition, Vornado’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors and preferred equity holders, are satisfied.
We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2019, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, net, totaled $7.4 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.

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
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the applicable lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured indebtedness and debt that we may obtain in the future may contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense, and fixed charges, and that require us to maintain a certain ratio of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from such other sources or give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.
A downgrade in our credit ratings could materially and adversely affect our business and financial condition.
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
Vornado may fail to qualify or remain qualified as a REIT and may be required to pay federal income taxes at corporate rates.
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
We may face possible adverse federal tax audits and changes in federal tax laws, which may result in an increase in our tax liability.
In the normal course of business, certain entities through which we own real estate either have undergone or may undergo tax audits. Although we believe that we have substantial arguments in favor of our positions, in some instances there is no controlling precedent or interpretive guidance. There can be no assurance that audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended, including with respect to our hotel ownership structure. We cannot predict if or when any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, Treasury regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. Vornado, its taxable REIT subsidiaries, and our securityholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, Treasury regulation or administrative interpretation.

We may face possible adverse state and local tax audits and changes in state and local tax law.
Because Vornado is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. There can be no assurance that audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our security holders.
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
Generally, for Vornado to maintain its qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the outstanding shares of beneficial interest of Vornado may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of Vornado’s taxable year. The Internal Revenue Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under Vornado’s declaration of trust, as amended, no person may own more than 6.7% of the outstanding common shares of any class, or 9.9% of the outstanding preferred shares of any class, with some exceptions for persons who held common shares in excess of the 6.7% limit before Vornado adopted the limit and other persons approved by Vornado’s Board of Trustees. In addition, our declaration of trust includes restrictions on ownership of our common shares and preferred shares to preserve our status as a "domestically controlled qualified investment entity" within the meaning of Section 897 (h)(4)(B) of the Internal Revenue Code of 1986, as amended. These restrictions on transferability and ownership may delay, deter or prevent a change in control of Vornado or other transaction that might involve a premium price or otherwise be in the best interest of equity holders.
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
Title 3, Subtitle 8 of the MGCL permits our Board of Trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a trustee. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

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
As of December 31, 2019, Interstate Properties, a New Jersey general partnership, and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.1% of the common stock of Alexander’s, which is described below. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are Trustees of Vornado and Directors of Alexander’s.
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
As of December 31, 2019, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has seven properties, which are located in the greater New York metropolitan area. In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.1% of the outstanding common stock of Alexander’s as of December 31, 2019. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are Trustees of Vornado and Directors of Alexander’s and general partners of Interstate Properties. Dr. Richard West is a Trustee of Vornado and a Director of Alexander’s. In addition, Joseph Macnow, our Executive Vice President – Chief Financial Officer and Chief Administrative Officer, is the Treasurer of Alexander’s and Matthew Iocco, our Executive Vice President – Chief Accounting Officer, is the Chief Financial Officer of Alexander’s.
We manage, develop and lease Alexander’s properties under management, development and leasing agreements under which we receive annual fees from Alexander’s. These agreements are described in Note 6 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

THE NUMBER OF SHARES OF VORNADO REALTY TRUST AND THE MARKET FOR THOSE SHARES GIVE RISE TO VARIOUS RISKS.
The trading price of Vornado’s common shares has been volatile and may continue to fluctuate.
The trading price of Vornado’s common shares has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of Vornado’s common shares and the redemption price of the Operating Partnership’s Class A units. Among those factors are:

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
The interests of equity holders could be diluted if we issue additional equity securities. As of December 31, 2019, Vornado had authorized but unissued, 59,014,323 common shares of beneficial interest, $.04 par value and 70,384,360 preferred shares of beneficial interest, no par value; of which 21,960,441 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units. Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions. In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration. We cannot predict the effect that future sales of Vornado’s common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our securities.
 In addition, under Maryland law, Vornado’s Board of Trustees has the authority to increase the number of authorized shares without shareholder approval.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES

We operate in two reportable segments: New York and Other. The following pages provide details of our real estate properties as of December 31, 2019.

					Square Feet
NEW YORK SEGMENT Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
PENN1 (ground leased through 2098)(1)	100.0%	Office / Retail	90.4%		2,206,000	339,000	2,545,000
1290 Avenue of the Americas	70.0%	Office / Retail	98.5%		2,117,000	—	2,117,000
PENN2	100.0%	Office / Retail	100.0%		1,232,000	383,000	1,615,000
909 Third Avenue (ground leased through 2063)(1)	100.0%	Office	98.6%		1,352,000	—	1,352,000
Independence Plaza, Tribeca (1,327 units)(2)	50.1%	Retail / Residential	100.0%	(3)	1,241,000	16,000	1,257,000
280 Park Avenue(2)	50.0%	Office / Retail	97.4%		1,262,000	—	1,262,000
770 Broadway	100.0%	Office / Retail	99.3%		1,182,000	—	1,182,000
PENN11	100.0%	Office / Retail	99.8%		1,153,000	—	1,153,000
90 Park Avenue	100.0%	Office / Retail	98.8%		956,000	—	956,000
One Park Avenue(2)	55.0%	Office / Retail	100.0%		943,000	—	943,000
888 Seventh Avenue (ground leased through 2067)(1)	100.0%	Office / Retail	92.7%		885,000	—	885,000
100 West 33rd Street	100.0%	Office	100.0%		859,000	—	859,000
Farley Office and Retail Building (ground and building leased through 2116)(1)	95.0%	Office / Retail	(4)		—	844,000	844,000
330 West 34th Street (65.2% ground leased through 2149)(1)	100.0%	Office / Retail	98.6%		724,000	—	724,000
85 Tenth Avenue(2)	49.9%	Office / Retail	100.0%		627,000	—	627,000
650 Madison Avenue(2)	20.1%	Office / Retail	98.0%		601,000	—	601,000
350 Park Avenue	100.0%	Office / Retail	97.8%		571,000	—	571,000
150 East 58th Street(5)	100.0%	Office / Retail	98.5%		543,000	—	543,000
7 West 34th Street(2)	53.0%	Office / Retail	100.0%		477,000	—	477,000
33-00 Northern Boulevard (Center Building)	100.0%	Office	95.5%		471,000	—	471,000
595 Madison Avenue	100.0%	Office / Retail	89.8%		329,000	—	329,000
640 Fifth Avenue(2)	52.0%	Office / Retail	96.2%		315,000	—	315,000
50-70 W 93rd Street (325 units)(2)	49.9%	Residential	96.6%		283,000	—	283,000
Manhattan Mall	100.0%	Retail	99.0%		256,000	—	256,000
40 Fulton Street	100.0%	Office / Retail	79.9%		251,000	—	251,000
4 Union Square South	100.0%	Retail	91.3%		206,000	—	206,000
260 Eleventh Avenue (ground leased through 2114)(1)	100.0%	Office	100.0%		184,000	—	184,000
512 W 22nd Street(2)	55.0%	Office	100.0%		20,000	153,000	173,000
825 Seventh Avenue	51.2%	Office (2) / Retail	(4)		—	169,000	169,000
61 Ninth Avenue (ground leased through 2115)(1)(2)	45.1%	Office / Retail	100.0%		166,000	—	166,000
1540 Broadway(2)	52.0%	Retail	100.0%		161,000	—	161,000
608 Fifth Avenue (ground leased through 2033)(1)(6)	100.0%	Office / Retail	92.4%		93,000	44,000	137,000
Paramus	100.0%	Office	87.2%		129,000	—	129,000
666 Fifth Avenue (2)(7)	52.0%	Retail	100.0%		114,000	—	114,000
1535 Broadway(2)	52.0%	Retail / Theatre	98.2%		107,000	—	107,000
57th Street (2 buildings)(2)	50.0%	Office / Retail	70.0%		103,000	—	103,000
689 Fifth Avenue(2)	52.0%	Office / Retail	85.3%		98,000	—	98,000
478-486 Broadway (2 buildings) (10 units)	100.0%	Retail / Residential	100.0%	(3)	35,000	50,000	85,000
150 West 34th Street	100.0%	Retail	100.0%		78,000	—	78,000
510 Fifth Avenue	100.0%	Retail	100.0%		66,000	—	66,000
655 Fifth Avenue(2)	50.0%	Retail	100.0%		57,000	—	57,000
155 Spring Street	100.0%	Retail	97.3%		50,000	—	50,000
435 Seventh Avenue	100.0%	Retail	100.0%		43,000	—	43,000
________________________________________
See notes on page 24.

ITEM 2.     PROPERTIES – CONTINUED

					Square Feet
NEW YORK SEGMENT – CONTINUED Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
692 Broadway	100.0%	Retail	100.0%		36,000	—	36,000
606 Broadway	50.0%	Office / Retail	100.0%		36,000	—	36,000
697-703 Fifth Avenue(2)	44.8%	Retail	100.0%		26,000	—	26,000
715 Lexington Avenue	100.0%	Retail	100.0%		16,000	6,000	22,000
1131 Third Avenue	100.0%	Retail	100.0%		23,000	—	23,000
759-771 Madison Avenue (40 East 66th Street (5 units))	100.0%	Retail / Residential	66.7%	(3)	26,000	—	26,000
131-135 West 33rd Street	100.0%	Retail	100.0%		23,000	—	23,000
828-850 Madison Avenue	100.0%	Retail	42.4%		14,000	4,000	18,000
443 Broadway	100.0%	Retail	100.0%		16,000	—	16,000
334 Canal Street (4 units)	100.0%	Retail / Residential	—%	(3)	15,000	—	15,000
537 West 26th Street	100.0%	Retail	—%		14,000	—	14,000
304 Canal Street (4 units)	100.0%	Retail / Residential	—%	(3)	13,000	—	13,000
677-679 Madison Avenue (8 units)	100.0%	Retail / Residential	100.0%	(3)	13,000	—	13,000
431 Seventh Avenue	100.0%	Retail	100.0%		10,000	—	10,000
138-142 West 32nd Street	100.0%	Retail	100.0%		8,000	—	8,000
148 Spring Street	100.0%	Retail	100.0%		8,000	—	8,000
339 Greenwich Street	100.0%	Retail	100.0%		8,000	—	8,000
150 Spring Street (1 unit)	100.0%	Retail / Residential	100.0%	(3)	7,000	—	7,000
966 Third Avenue	100.0%	Retail	100.0%		7,000	—	7,000
968 Third Avenue(2)	50.0%	Retail	100.0%		7,000	—	7,000
488 Eighth Avenue	100.0%	Retail	100.0%		6,000	—	6,000
137 West 33rd Street	100.0%	Retail	100.0%		3,000	—	3,000
57th Street (3 properties)(2)	50.0%	Land	(4)		—	—	—
Eighth Avenue and 34th Street (4 properties)	100.0%	Land	(4)		—	—	—
Other (3 buildings)	100.0%	Retail	70.0%		15,000	—	15,000

Hotel Pennsylvania	100.0%	Hotel	n/a		1,400,000	—	1,400,000

Alexander's, Inc.:
731 Lexington Avenue(2)	32.4%	Office / Retail	99.0%		1,051,000	24,000	1,075,000
Rego Park II, Queens (6.6 acres)(2)	32.4%	Retail	91.5%		609,000	—	609,000
Rego Park I, Queens (4.8 acres)(2)	32.4%	Retail	100.0%		148,000	195,000	343,000
The Alexander Apartment Tower, Queens (312 units)(2)	32.4%	Residential	93.6%		255,000	—	255,000
Flushing, Queens (1.0 acre ground leased through 2037)(1)(2)	32.4%	Retail	100.0%		167,000	—	167,000
Paramus, New Jersey (30.3 acres ground leased to IKEA through 2041)(1)(2)	32.4%	Retail	100.0%		—	—	—
Rego Park III (3.4 acres)(2)	32.4%	—	(4)		—	—	—
Total New York Segment			96.8%		26,526,000	2,227,000	28,753,000

Our Ownership Interest			96.7%		20,953,000	1,876,000	22,829,000
________________________________________
See notes on page 24.

ITEM 2.     PROPERTIES – CONTINUED

				Square Feet
OTHER SEGMENT Property	% Ownership	Type	% Occupancy	In Service	Under Development or Not Available for Lease	Total Property
theMART:
theMART, Chicago	100.0%	Office / Retail / Showroom	94.6%	3,674,000	—	3,674,000
Piers 92 and 94 (New York) (ground and building leased through 2110)(1)	100.0%	—	—%	133,000	75,000	208,000
Other (2 properties)(2)	50.0%	Retail	100.0%	19,000	—	19,000
Total theMART			94.6%	3,826,000	75,000	3,901,000

Our Ownership Interest			94.6%	3,817,000	75,000	3,892,000

555 California Street:
555 California Street	70.0%	Office / Retail	99.7%	1,506,000	—	1,506,000
315 Montgomery Street	70.0%	Office / Retail	100.0%	235,000	—	235,000
345 Montgomery Street	70.0%	Office / Retail	(4)	—	78,000	78,000
Total 555 California Street			99.8%	1,741,000	78,000	1,819,000

Our Ownership Interest			99.8%	1,218,000	55,000	1,273,000

Vornado Capital Partners Real Estate Fund ("Fund")(8) :
Crowne Plaza Times Square, NY (0.64 acres owned in fee; 0.18 acres ground leased through 2187 and 0.05 acres ground leased through 2035) (1)(9)	75.3%	Office / Retail / Hotel	99.9%		246,000	—	246,000
Lucida, 86th Street and Lexington Avenue, NY (ground leased through 2082)(1) (39 units)	100.0%	Retail / Residential	98.1%	(3)	155,000	—	155,000
1100 Lincoln Road, Miami, FL	100.0%	Retail / Theatre	86.5%		130,000	—	130,000
501 Broadway, NY	100.0%	Retail	100.0%		9,000	—	9,000
Total Real Estate Fund			95.7%		540,000	—	540,000

Our Ownership Interest			96.8%		155,000	—	155,000

Other:
Rosslyn Plaza (197 units)(2)	46.2%	Office / Residential	67.6%	(3)	685,000	304,000	989,000
Fashion Centre Mall(2)	7.5%	Retail	96.9%		868,000	—	868,000
Washington Tower(2)	7.5%	Office	75.0%		170,000	—	170,000
Wayne Towne Center, Wayne (ground leased through 2064)(1)	100.0%	Retail	100.0%		682,000	—	682,000
Annapolis (ground leased through 2042)(1)	100.0%	Retail	100.0%		128,000	—	128,000
Total Other			89.9%		2,533,000	304,000	2,837,000

Our Ownership Interest			92.7%		1,198,000	140,000	1,338,000
________________________________________

(1)	Term assumes all renewal options exercised, if applicable.

(2)	Denotes property not consolidated in the accompanying consolidated financial statements and related financial data included in the Annual Report on Form 10-K.

(3)	Excludes residential occupancy statistics.

(4)	Properties under development or to be developed.

(5)	Includes 962 Third Avenue (the Annex building to 150 East 58th Street) 50.0% ground leased through 2118(1).

(6)	In August 2019, we delivered notice to the ground lessor that we will surrender the property in May 2020.

(7)	75,000 square feet is leased from 666 Fifth Avenue Office Condominium.

(8)	We own a 25% interest in the Fund. The ownership percentage in this section represents the Fund's ownership in the underlying assets.

(9)	We own a 32.9% economic interest through the Fund and the Crowne Plaza Joint Venture.

NEW YORK

As of December 31, 2019, our New York segment consisted of 26.5 million square feet in 85 properties. The 26.5 million square feet is comprised of 19.1 million square feet of Manhattan office in 35 properties, 2.3 million square feet of Manhattan street retail in 70 properties, 1,991 units in 10 residential properties, the 1.4 million square foot Hotel Pennsylvania, and our 32.4% interest in Alexander’s, which owns seven properties in the greater New York metropolitan area. The New York segment also includes 10 garages totaling 1.7 million square feet (4,875 spaces) which are managed by, or leased to, third parties.
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
As of December 31, 2019, the occupancy rate for our New York segment was 96.7%.
Occupancy and weighted average annual rent per square foot (in service):

Office:
				Vornado's Ownership Interest
	As of December 31,		Total Property Square Feet	Square Feet	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
	2019	(1)	19,070,000	16,195,000	96.9%	$76.26
	2018		19,858,000	16,632,000	97.2%	74.04
	2017		20,256,000	16,982,000	97.1%	71.09
	2016		20,227,000	16,962,000	96.3%	68.90
	2015		19,918,000	16,734,000	97.1%	66.42

Retail:
				Vornado's Ownership Interest
	As of December 31,		Total Property Square Feet	Square Feet	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
	2019	(1)	2,300,000	1,842,000	94.5%	$209.86
	2018		2,648,000	2,419,000	97.3%	228.43
	2017		2,720,000	2,471,000	96.9%	217.17
	2016		2,672,000	2,464,000	97.1%	213.85
	2015		2,596,000	2,396,000	96.1%	202.72
Occupancy and average monthly rent per unit (in service):

Residential:
				Vornado's Ownership Interest
	As of December 31,		Number of Units	Number of Units	Occupancy Rate	Average Monthly Rent Per Unit
	2019		1,991	955	97.0%	$3,889
	2018		1,999	963	96.6%	3,803
	2017		2,009	981	96.7%	3,722
	2016	(2)	2,004	977	95.7%	3,576
	2015		1,711	886	95.0%	3,495
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	Includes The Alexander Apartment Tower (32.4% ownership) from the date of stabilization in the third quarter of 2016.

NEW YORK – CONTINUED

Tenants accounting for 2% or more of revenues:

Tenant	Square Feet Leased	2019 Revenues	Percentage of New York Total Revenues	Percentage of Total Revenues
IPG and affiliates	924,000	$62,252,000	3.9%	3.2%
Facebook	758,000	49,180,000	3.1%	2.6%
Macy's	625,000	42,106,000	2.7%	2.2%
AXA Equitable Life Insurance	481,000	42,492,000	2.7%	2.2%
Neuberger Berman Group LLC	412,000	34,388,000	2.2%	1.8%
Ziff Brothers Investments, Inc.	287,000	32,268,000	2.0%	1.7%
2019 rental revenue by tenants’ industry:

Industry	Percentage
Office:
Financial Services	15%
Communications	8%
Advertising/Marketing	7%
Technology	6%
Family Apparel	5%
Legal Services	4%
Insurance	4%
Real Estate	4%
Publishing	3%
Government	3%
Engineering, Architect,& Surveying	3%
Banking	2%
Entertainment and Electronics	2%
Health Services	1%
Pharmaceutical	1%
Other	8%
76%
Retail:
Family Apparel	7%
Luxury Retail	4%
Women's Apparel	4%
Restaurants	2%
Banking	2%
Department Stores	1%
Discount Stores	1%
Other	3%
24%

Total	100%

NEW YORK – CONTINUED

Lease expirations as of December 31, 2019, assuming none of the tenants exercise renewal options:

	Number of Expiring Leases	Square Feet of Expiring Leases(1)		Percentage of New York Square Feet	Weighted Average Annual Rent of Expiring Leases
Year					Total	Per Square Foot
Office:
Month to month	10	39,000		0.3%	$2,593,000	$66.49
2020	89	1,090,000		7.1%	76,599,000	70.27	(2)
2021	130	1,106,000		7.2%	86,140,000	77.88
2022	83	668,000		4.3%	43,998,000	65.87
2023	92	1,986,000		12.9%	166,729,000	83.95
2024	110	1,484,000		9.6%	123,761,000	83.40
2025	62	797,000	(3)	5.2%	62,199,000	78.04
2026	82	1,205,000		7.8%	92,434,000	76.71
2027	74	1,094,000		7.1%	79,658,000	72.81
2028	47	890,000		5.8%	62,039,000	69.71
2029	36	679,000		4.4%	55,356,000	81.53
Retail:
Month to month	16	29,000		2.1%	$6,911,000	$238.31
2020	29	104,000		7.4%	22,696,000	218.24	(4)
2021	14	82,000		5.9%	9,342,000	113.93
2022	8	25,000		1.8%	6,713,000	268.52
2023	20	159,000		11.4%	35,669,000	224.33
2024	19	187,000		13.4%	44,697,000	239.02
2025	10	37,000		2.6%	12,473,000	337.11
2026	14	71,000		5.1%	26,134,000	368.08
2027	10	29,000		2.1%	20,408,000	703.72
2028	13	25,000		1.8%	12,750,000	510.00
2029	14	201,000		14.4%	39,579,000	196.91
________________________________________

(1)	Excludes storage, vacancy and other.

(2)	Based on current market conditions, we expect to re-lease this space at rents between $80 to $90 per square foot.

(3)	Excludes 492,000 square feet leased at 909 Third Avenue to the U.S. Post Office through 2038 (including three 5-year renewal options) for which the annual escalated rent is $13.51 per square foot.

(4)	Based on current market conditions, we expect to re-lease this space at rents between $200 to $225 per square foot.
Alexander’s
As of December 31, 2019, we own 32.4% of the outstanding common stock of Alexander’s, which owns seven properties in the greater New York metropolitan area aggregating 2.4 million square feet, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg L.P. headquarters building. Alexander’s had $974,836,000 of outstanding debt as of December 31, 2019, of which our pro rata share was $315,847,000, none of which is recourse to us.
Hotel Pennsylvania
We own the Hotel Pennsylvania which is located in New York City on Seventh Avenue at 33rd Street in the heart of the Penn District and consists of a hotel portion containing 1,000,000 square feet of hotel space with 1,700 rooms and a commercial portion containing 400,000 square feet of retail and office space.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Hotel Pennsylvania:
Average occupancy rate	82.1%	86.4%	87.3%	84.7%	90.7%
Average daily rate	$137.67	$138.35	$139.09	$134.38	$147.46
Revenue per available room	113.08	119.47	121.46	113.84	133.69

OTHER REAL ESTATE AND INVESTMENTS

theMART
As of December 31, 2019, we own the 3.7 million square foot theMART in Chicago, whose largest tenant is Motorola Mobility at 609,000 square feet, the lease of which is guaranteed by Google. theMART is encumbered by a $675,000,000 mortgage loan that bears interest at a fixed rate of 2.70% and matures in September 2021. As of December 31, 2019, theMART had an occupancy rate of 94.6% and a weighted average annual rent per square foot of $48.54.
555 California Street
As of December 31, 2019, we own a 70% controlling interest in a three-building office complex containing 1.8 million square feet, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”). 555 California Street is encumbered by a $548,075,000 mortgage loan that bears interest at a fixed rate of 5.10% and matures in September 2021. As of December 31, 2019, 555 California Street had an occupancy rate of 99.8% and a weighted average annual rent per square foot of $81.92.
Vornado Capital Partners Real Estate Fund (the “Fund”) and Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”)
As of December 31, 2019, we own a 25.0% interest in the Fund, which is in wind down and currently has four investments, one of which is the Crowne Plaza Times Square Hotel in which we also own an additional interest through the Crowne Plaza Joint Venture. We are the general partner and investment manager of the Fund. As of December 31, 2019, these four investments are carried on our consolidated balance sheet at an aggregate fair value of $222,649,000, including the Crowne Plaza Joint Venture. As of December 31, 2019, our share of unfunded commitments was $11,242,000.

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
As of February 1, 2020, there were 875 holders of record of Vornado common shares.
Vornado Realty L.P.
There is no established trading market for the Operating Partnership's Class A units. Class A units that are not held by Vornado may be tendered for redemption to the Operating Partnership for cash; Vornado, at its option, may assume that obligation and pay the holder either cash or Vornado common shares on a one-for-one basis. Because the number of Vornado common shares outstanding at all times equals the number of Class A units owned by Vornado, the redemption value of each Class A unit is equivalent to the market value of one Vornado common share, and the quarterly distribution to a Class A unit holder is equal to the quarterly dividend paid to a Vornado common shareholder.
As of February 1, 2020, there were 945 Class A unitholders of record.
Recent Sales of Unregistered Securities
During 2019, the Operating Partnership issued 1,493,309 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $17,062,788 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
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
Recent Purchases of Equity Securities
None.

Performance Graph

The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on December 31, 2014 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

	2014	2015	2016	2017	2018	2019
Vornado Realty Trust	$100	$96	$103	$99	$81	$91
S&P 500 Index	100	101	114	138	132	174
The NAREIT All Equity Index	100	103	112	121	116	150

ITEM 6.     SELECTED FINANCIAL DATA

Vornado Realty Trust

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2019(1)	2018	2017		2016	2015
Operating Data:
REVENUES:
Rental revenues	$1,767,222	$2,007,333	$1,948,376		$1,883,656	$1,845,605
Fee and other income	157,478	156,387	135,750		120,086	139,890
Total revenues	1,924,700	2,163,720	2,084,126		2,003,742	1,985,495
EXPENSES:
Operating	(917,981)	(963,478)	(886,596)		(844,566)	(824,511)
Depreciation and amortization	(419,107)	(446,570)	(429,389)		(421,023)	(379,803)
General and administrative	(169,920)	(141,871)	(150,782)		(143,643)	(148,982)
(Expense) benefit from deferred compensation plan liability	(11,609)	2,480	(6,932)		(5,213)	(111)
Transaction related costs, impairment losses and other	(106,538)	(31,320)	(1,776)		(9,451)	(12,511)
Total expenses	(1,625,155)	(1,580,759)	(1,475,475)		(1,423,896)	(1,365,918)

Income (loss) from partially owned entities	78,865	9,149	15,200		168,948	(9,947)
(Loss) income from real estate fund investments	(104,082)	(89,231)	3,240		(23,602)	74,081
Interest and other investment income, net	21,819	17,057	30,861		24,335	27,129
Income (loss) from deferred compensation plan assets	11,609	(2,480)	6,932		5,213	111
Interest and debt expense	(286,623)	(347,949)	(345,654)		(330,240)	(309,298)
Net gain on transfer to Fifth Avenue and Times Square JV	2,571,099	—	—		—	—
Purchase price fair value adjustment	—	44,060	—		—	—
Net gains on disposition of wholly owned and partially owned assets	845,499	246,031	501		160,433	149,417
Income before income taxes	3,437,731	459,598	319,731		584,933	551,070
Income tax (expense) benefit	(103,439)	(37,633)	(42,375)		(7,923)	84,849
Income from continuing operations	3,334,292	421,965	277,356		577,010	635,919
(Loss) income from discontinued operations	(30)	638	(13,228)		404,912	223,511
Net income	3,334,262	422,603	264,128		981,922	859,430
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	24,547	53,023	(25,802)		(21,351)	(55,765)
Operating Partnership	(210,872)	(25,672)	(10,910)		(53,654)	(43,231)
Net income attributable to Vornado	3,147,937	449,954	227,416		906,917	760,434
Preferred share dividends	(50,131)	(50,636)	(65,399)		(75,903)	(80,578)
Preferred share issuance costs	—	(14,486)	—		(7,408)	—
NET INCOME attributable to common shareholders	$3,097,806	$384,832	$162,017		$823,606	$679,856

Per Share Data:
Income from continuing operations, net - basic	$16.23	$2.02	$0.92		$2.35	$2.49
Income from continuing operations, net - diluted	16.21	2.01	0.91		2.34	2.48
Net income per common share - basic	16.23	2.02	0.85		4.36	3.61
Net income per common share - diluted	16.21	2.01	0.85		4.34	3.59
Aggregate quarterly dividends	2.64	2.52	2.62	(2)	2.52	2.52	(3)
Special dividend declared on December 18, 2019	1.95	—	—		—	—

Balance Sheet Data:
Total assets	$18,287,013	$17,180,794	$17,397,934		$20,814,847	$21,143,293
Real estate, at cost	13,074,012	16,237,883	14,756,295		14,187,820	13,545,295
Accumulated depreciation and amortization	(3,015,958)	(3,180,175)	(2,885,283)		(2,581,514)	(2,356,728)
Debt, net	7,406,609	9,836,621	9,729,487		9,446,670	9,095,670
Total equity	7,310,978	5,107,883	5,007,701		7,618,496	7,476,078
____________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	Post spin-off of JBG SMITH Properties (NYSE: JBGS) on July 17, 2017.

(3)	Post spin-off of Urban Edge Properties (NYSE: UE) on January 15, 2015.

ITEM 6.     SELECTED FINANCIAL DATA – CONTINUED

Vornado Realty Trust

(Amounts in thousands)	For the Year Ended December 31,
	2019(1)	2018	2017	2016	2015
Other Data:
Funds From Operations ("FFO")(2):
Net income attributable to common shareholders	$3,097,806	$384,832	$162,017	$823,606	$679,856

FFO adjustments:
Depreciation and amortization of real property	389,024	413,091	467,966	531,620	514,085
Net gains on sale of real estate	(178,711)	(158,138)	(3,797)	(177,023)	(289,117)
Real estate impairment losses	32,001	12,000	—	160,700	256
Net gain on transfer to Fifth Avenue and Times Square JV on April 18, 2019, net of $11,945 attributable to noncontrolling interests	(2,559,154)	—	—	—	—
Net gain from sale of Urban Edge ("UE") common shares (sold on March 4, 2019)	(62,395)	—	—	—	—
Decrease (increase) in fair value of marketable securities:
Pennsylvania Real Estate Investment Trust ("PREIT")	21,649	—	—	—	—
Lexington Realty Trust ("Lexington") (sold on March 1, 2019)	(16,068)	26,596	—	—	—
Other	(48)	(143)	—	—	—
After-tax purchase price fair value adjustment on depreciable real estate	—	(27,289)	—	—	—
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	134,706	101,591	137,000	154,795	143,960
Net gains on sale of real estate	—	(3,998)	(17,777)	(2,853)	(4,513)
Real estate impairment losses	—	—	7,692	6,328	16,758
Decrease in fair value of marketable securities	2,852	3,882	—	—	—
	(2,236,144)	367,592	591,084	673,567	381,429
Noncontrolling interests' share of above adjustments	141,679	(22,746)	(36,420)	(41,267)	(22,342)
FFO adjustments, net	(2,094,465)	344,846	554,664	632,300	359,087

FFO attributable to common shareholders	1,003,341	729,678	716,681	1,455,906	1,038,943
Convertible preferred share dividends	57	62	77	86	92
Earnings allocated to Out-Performance Plan units	—	—	1,047	1,591	—
FFO attributable to common shareholders plus assumed conversions(1)	$1,003,398	$729,740	$717,805	$1,457,583	$1,039,035
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

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

ITEM 6.     SELECTED FINANCIAL DATA – CONTINUED

Vornado Realty L.P.

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2019(1)	2018	2017		2016	2015
Operating Data:
REVENUES:
Rental revenues	$1,767,222	$2,007,333	$1,948,376		$1,883,656	$1,845,605
Fee and other income	157,478	156,387	135,750		120,086	139,890
Total revenues	1,924,700	2,163,720	2,084,126		2,003,742	1,985,495
EXPENSES:
Operating	(917,981)	(963,478)	(886,596)		(844,566)	(824,511)
Depreciation and amortization	(419,107)	(446,570)	(429,389)		(421,023)	(379,803)
General and administrative	(169,920)	(141,871)	(150,782)		(143,643)	(148,982)
(Expense) benefit from deferred compensation plan liability	(11,609)	2,480	(6,932)		(5,213)	(111)
Transaction related costs, impairment losses and other	(106,538)	(31,320)	(1,776)		(9,451)	(12,511)
Total expenses	(1,625,155)	(1,580,759)	(1,475,475)		(1,423,896)	(1,365,918)

Income (loss) from partially owned entities	78,865	9,149	15,200		168,948	(9,947)
(Loss) income from real estate fund investments	(104,082)	(89,231)	3,240		(23,602)	74,081
Interest and other investment income, net	21,819	17,057	30,861		24,335	27,129
Income (loss) from deferred compensation plan assets	11,609	(2,480)	6,932		5,213	111
Interest and debt expense	(286,623)	(347,949)	(345,654)		(330,240)	(309,298)
Net gain on transfer to Fifth Avenue and Times Square JV	2,571,099	—	—		—	—
Purchase price fair value adjustment	—	44,060	—		—	—
Net gains on disposition of wholly owned and partially owned assets	845,499	246,031	501		160,433	149,417
Income before income taxes	3,437,731	459,598	319,731		584,933	551,070
Income tax (expense) benefit	(103,439)	(37,633)	(42,375)		(7,923)	84,849
Income from continuing operations	3,334,292	421,965	277,356		577,010	635,919
(Loss) income from discontinued operations	(30)	638	(13,228)		404,912	223,511
Net income	3,334,262	422,603	264,128		981,922	859,430
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	24,547	53,023	(25,802)		(21,351)	(55,765)
Net income attributable to Vornado Realty L.P.	3,358,809	475,626	238,326		960,571	803,665
Preferred unit distributions	(50,296)	(50,830)	(65,593)		(76,097)	(80,736)
Preferred unit issuance costs	—	(14,486)	—		(7,408)	—
NET INCOME attributable to Class A unitholders	$3,308,513	$410,310	$172,733		$877,066	$722,929

Per Unit Data:
Income from continuing operations, net - basic	$16.22	$2.01	$0.91		$2.34	$2.49
Income from continuing operations, net - diluted	16.19	2.00	0.90		2.32	2.46
Net income per Class A unit - basic	16.22	2.02	0.84		4.36	3.61
Net income per Class A unit - diluted	16.19	2.00	0.83		4.32	3.57
Aggregate quarterly distributions	2.64	2.52	2.62	(2)	2.52	2.52	(3)
Special distribution declared on December 18, 2019	1.95	—	—		—	—

Balance Sheet Data:
Total assets	$18,287,013	$17,180,794	$17,397,934		$20,814,847	$21,143,293
Real estate, at cost	13,074,012	16,237,883	14,756,295		14,187,820	13,545,295
Accumulated depreciation and amortization	(3,015,958)	(3,180,175)	(2,885,283)		(2,581,514)	(2,356,728)
Debt, net	7,406,609	9,836,621	9,729,487		9,446,670	9,095,670
Total equity	7,310,978	5,107,883	5,007,701		7,618,496	7,476,078
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	Post spin-off of JBG SMITH Properties (NYSE: JBGS) on July 17, 2017.

(3)	Post spin-off of Urban Edge Properties (NYSE: UE) on January 15, 2015.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2019 and 2018, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2017, including year-to-year comparisons between 2018 and 2017, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of, and owned approximately 93.1% of the common limited partnership interest in the Operating Partnership as of December 31, 2019. All references to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We own and operate office and retail properties with a concentration in the New York City metropolitan area. In addition, we have a 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, as well as interests in other real estate and investments.
Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended December 31, 2019:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	5.8%	7.0%	(0.8)%
One-year	12.0%	31.4%	25.8%
Three-year	(11.9)%	18.3%	26.2%
Five-year	(9.2)%	34.2%	40.5%
Ten-year	82.2%	139.2%	208.7%
____________________

(1)	Past performance is not necessarily indicative of future performance.

We intend to achieve this objective by continuing to pursue our investment philosophy and to execute our operating strategies through:

•	maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;

•	investing in properties in select markets, such as New York City, where we believe there is a high likelihood of capital appreciation;

•	acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;

•	developing and redeveloping our existing properties to increase returns and maximize value; and

•	investing in operating companies that have a significant real estate component.
We expect to finance our growth, acquisitions and investments using internally generated funds, proceeds from asset sales and by accessing the public and private capital markets. We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire these securities in the future.
We compete with a large number of real estate investors, property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Item 1A for additional information regarding these factors.

Overview - continued

Quarter Ended December 31, 2019 Financial Results Summary
Net income attributable to common shareholders for the quarter ended December 31, 2019 was $193,217,000, or $1.01 per diluted share, compared to $100,494,000, or $0.53 per diluted share, for the prior year’s quarter. The quarters ended December 31, 2019 and 2018 include certain items that impact net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $136,836,000, or $0.72 per diluted share, for the quarter ended December 31, 2019 and $51,058,000, or $0.27 per diluted share, for the quarter ended December 31, 2018.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended December 31, 2019 was $311,876,000, or $1.63 per diluted share, compared to $210,100,000, or $1.10 per diluted share, for the prior year’s quarter. The quarters ended December 31, 2019 and 2018 include certain items that impact FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $140,846,000, or $0.74 per diluted share, for the quarter ended December 31, 2019 and $40,226,000, or $0.21 per diluted share, for the quarter ended December 31, 2018.
Year Ended December 31, 2019 Financial Results Summary
Net income attributable to common shareholders for the year ended December 31, 2019 was $3,097,806,000, or $16.21 per diluted share, compared to $384,832,000, or $2.01 per diluted share, for the year ended December 31, 2018. The years ended December 31, 2019 and 2018 include certain items that impact net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $2,921,090,000, or $15.29 per diluted share, for the year ended December 31, 2019 and $146,132,000, or $0.76 per diluted share, for the year ended December 31, 2018.
The increase in net income attributable to common shareholders was partially offset by (i) $10,447,000, or $0.05 per diluted share, of non-cash expense for the time-based equity compensation granted in connection with the new leadership group announced in April 2019, (ii) $9,416,000 (at share), or $0.05 per diluted share, from the non-cash write-off of straight-line rent receivables, and (iii) $8,477,000, or $0.04 per share, of non-cash expense for the accelerated vesting of previously issued restricted Operating Partnership units ("OP Units") and Vornado restricted stock due to the removal of the time-based vesting requirement for participants who have reached 65 years of age.
FFO attributable to common shareholders plus assumed conversions for the year ended December 31, 2019 was $1,003,398,000, or $5.25 per diluted share, compared to $729,740,000, or $3.82 per diluted share, for the year ended December 31, 2018. The years ended December 31, 2019 and 2018 include certain items that impact FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $337,191,000, or $1.76 per diluted share, for the year ended December 31, 2019 and $16,252,000, or $0.09 per diluted share, for the year ended December 31, 2018.
The increase in FFO attributable to common shareholders plus assumed conversions was partially offset by (i) $10,447,000, or $0.05 per diluted share, of non-cash expense for the time-based equity compensation granted in connection with the new leadership group announced in April 2019, (ii) $9,416,000 (at share), or $0.05 per diluted share, from the non-cash write-off of straight-line rent receivables, and (iii) $8,477,000, or $0.04 per share, of non-cash expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement for participants who have reached 65 years of age.

Overview - continued

The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended December 31,		For the Year Ended December 31,
	2019	2018	2019	2018
Certain (income) expense items that impact net income attributable to common shareholders:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	$(173,655)	$(67,336)	$(502,565)	$(67,336)
Our share of loss from real estate fund investments	26,600	24,366	48,808	23,749
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (accounted for as a marketable security from March 12, 2019)	2,438	—	21,649	—
Non-cash impairment losses and related write-offs (primarily 608 Fifth Avenue in 2019)	565	12,000	109,157	12,000
After-tax purchase price fair value adjustment related to the increase in ownership of the Farley joint venture	—	(27,289)	—	(27,289)
Mark-to-market decrease (increase) in Lexington Realty Trust ("Lexington") common shares (sold on March 1, 2019)	—	1,662	(16,068)	26,596
Previously capitalized internal leasing costs(1)	—	(1,655)	—	(5,538)
Net gain on transfer to Fifth Avenue and Times Square retail JV on April 18, 2019, net of $11,945 attributable to noncontrolling interests	—	—	(2,559,154)	—
Net gains on sale of real estate (primarily our 25% interest in 330 Madison Avenue in 2019)	—	—	(178,769)	(27,786)
Net gain from sale of Urban Edge Properties ("UE") common shares (sold on March 4, 2019)	—	—	(62,395)	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	22,540	—
Net gain on sale of our ownership interests in 666 Fifth Avenue Office Condominium	—	—	—	(134,032)
Our share of additional New York City transfer taxes	—	—	—	23,503
Preferred share issuance costs	—	—	—	14,486
Other	(2,034)	3,825	(2,892)	5,886
	(146,086)	(54,427)	(3,119,689)	(155,761)
Noncontrolling interests' share of above adjustments	9,250	3,369	198,599	9,629
Total of certain (income) expense items that impact net income attributable to common shareholders	$(136,836)	$(51,058)	$(2,921,090)	$(146,132)
_______________________________________
See note below.
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended December 31,		For the Year Ended December 31,
	2019	2018	2019	2018
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(173,655)	$(67,336)	$(502,565)	$(67,336)
Our share of loss from real estate fund investments	26,600	24,366	48,808	23,749
Previously capitalized internal leasing costs(1)	—	(1,655)	—	(5,538)
Non-cash impairment loss and related write-offs on 608 Fifth Avenue	—	—	77,156	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	22,540	—
Our share of additional New York City transfer taxes	—	—	—	23,503
Preferred share issuance costs	—	—	—	14,486
Other	(3,187)	1,745	(6,119)	(6,109)
	(150,242)	(42,880)	(360,180)	(17,245)
Noncontrolling interests' share of above adjustments	9,396	2,654	22,989	993
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(140,846)	$(40,226)	$(337,191)	$(16,252)
_______________________________________

(1)
The three months and year ended December 31, 2018 have been reduced by $1,655 and $5,538, respectively, for previously capitalized internal leasing costs to present 2018 “as adjusted” financial results on a comparable basis with the current year as a result of the January 1, 2019 adoption of a new GAAP accounting standard under which internal leasing costs can no longer be capitalized.

Overview - continued

Same Store Net Operating Income ("NOI") At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York(1)	theMART		555 California Street
Same store NOI at share % increase (decrease):
Year ended December 31, 2019 compared to December 31, 2018	2.1%	0.5%	15.9%	(2)	9.7%
Three months ended December 31, 2019 compared to December 31, 2018	7.1%	2.6%	114.3%	(3)	3.3%
Three months ended December 31, 2019 compared to September 30, 2019	1.7%	3.0%	(7.4)%		(4.8)%

Same store NOI at share - cash basis % increase (decrease):
Year ended December 31, 2019 compared to December 31, 2018	3.6%	1.6%	18.6%	(2)	12.7%
Three months ended December 31, 2019 compared to December 31, 2018	6.6%	1.7%	100.0%	(3)	4.1%
Three months ended December 31, 2019 compared to September 30, 2019	2.6%	3.9%	(4.8)%		(5.4)%
________________________________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share % increase:
	Year ended December 31, 2019 compared to December 31, 2018	0.9%
	Three months ended December 31, 2019 compared to December 31, 2018	2.6%
	Three months ended December 31, 2019 compared to September 30, 2019	1.7%

	Excluding Hotel Pennsylvania, same store NOI at share - cash basis % increase:
	Year ended December 31, 2019 compared to December 31, 2018	2.2%
	Three months ended December 31, 2019 compared to December 31, 2018	1.8%
	Three months ended December 31, 2019 compared to September 30, 2019	2.6%

(2)	Primarily due to $11,131,000 of tenant reimbursement revenue received in 2019 related to real estate tax expense accrued in 2018.

(3)	The three months ended December 31, 2018 includes an additional $12,814,000 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.
220 CPS
During the three months ended December 31, 2019, we closed on the sale of 17 condominium units at 220 CPS for net proceeds of $565,863,000 resulting in a financial statement net gain of $203,893,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $30,238,000 of income tax expense was recognized on our consolidated statements of income. During the year ended December 31, 2019, we closed on the sale of 54 condominium units at 220 CPS for net proceeds of $1,605,356,000 resulting in a financial statement net gain of $604,393,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $101,828,000 of income tax expense was recognized on our consolidated statements of income. From inception to December 31, 2019, we closed on the sale of 65 units for aggregate net proceeds of $1,820,132,000. During the year ended December 31, 2019, we repaid the remaining $737,000,000 of the $950,000,000 220 CPS loan.
Dispositions
Lexington
On March 1, 2019, we sold all of our 18,468,969 common shares of Lexington, realizing net proceeds of $167,698,000. We recorded a $16,068,000 gain (mark-to-market increase), which is included in "interest and other investment income, net" on our consolidated statements of income for the year ended December 31, 2019.
UE
On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE, realizing net proceeds of $108,512,000. The sale resulted in a net gain of $62,395,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the year ended December 31, 2019.

Overview - continued

Dispositions - continued
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
We continue to manage and lease the Properties. We share control with the Investors over major decisions of the joint venture, including decisions regarding leasing, operating and capital budgets, and refinancings. Accordingly, we no longer hold a controlling financial interest in the Properties which has been transferred to the joint venture. As a result, our investment in Fifth Avenue and Times Square JV is accounted for under the equity method from the date of transfer. The Transaction valued the Properties at $5.556 billion resulting in a financial statement net gain of $2.571 billion, before noncontrolling interest of $11,945,000, including the related step up in our basis of the retained portion of the assets to fair value. The net gain is included in "net gain on transfer to Fifth Avenue and Times Square JV" on our consolidated statements of income for the year ended December 31, 2019. The gain for tax purposes was approximately $735,000,000.
On May 23, 2019, we received $500,000,000 from the redemption of our temporary preferred equity in 640 Fifth Avenue. The temporary preferred equity was redeemed from the proceeds of a $500,000,000 mortgage financing that was completed on the property. The five-year loan, which is guaranteed by us, is interest-only at LIBOR plus 1.01%. The interest rate was swapped for four years to a fixed rate of 3.07%.
330 Madison Avenue
On July 11, 2019, we sold our 25% interest in 330 Madison Avenue to our joint venture partner. We received net proceeds of approximately $100,000,000 after deducting our share of the existing $500,000,000 mortgage loan resulting in a financial statement net gain of $159,292,000. The net gain is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the year ended December 31, 2019. The gain for tax purposes was approximately $139,000,000.
3040 M Street
On September 18, 2019, we completed the $49,750,000 sale of 3040 M Street, a 44,000 square foot retail building in Washington, DC, which resulted in a net gain of $19,477,000 which is included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income for year ended December 31, 2019. The gain for tax purposes was approximately $19,000,000.
PREIT
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. A $4,938,000 loss (mark-to-market decrease) will be recorded in the first quarter of 2020.
Financings
Senior Unsecured Notes
On March 1, 2019, we called for redemption all of our $400,000,000 5.00% senior unsecured notes. The notes, which were scheduled to mature in January 2022, were redeemed on April 1, 2019 at a redemption price of 105.51% of the principal amount plus accrued interest. In connection therewith, we expensed $22,540,000 relating to debt prepayment costs which is included in "interest and debt expense" on our consolidated statements of income for the year ended December 31, 2019.

Overview - continued

Financings - continued
Unsecured Revolving Credit
On March 26, 2019, we increased to $1.5 billion (from $1.25 billion) and extended to March 2024 (as fully extended) from February 2022 one of our two unsecured revolving credit facilities. The interest rate on the extended facility was lowered from LIBOR plus 1.00% to LIBOR plus 0.90%. The facility fee remains unchanged at 20 basis points.
Other Financings
On January 28, 2019, a joint venture in which we have a 45.1% interest, completed a $167,500,000 refinancing of 61 Ninth Avenue, a 166,000 square foot Manhattan office and retail property. The seven-year interest-only loan carries a rate of LIBOR plus 1.35% (3.07% as of December 31, 2019) and matures in January 2026. We realized net proceeds of approximately $31,000,000. The loan replaces the previous $90,000,000 construction loan that bore interest at LIBOR plus 3.05% and was scheduled to mature in December 2021.
On February 4, 2019, we completed a $95,700,000 refinancing of 435 Seventh Avenue, a 43,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.30% (3.00% as of December 31, 2019) and matures in February 2024. The recourse loan replaces the previous $95,700,000 loan that bore interest at LIBOR plus 2.25% and was scheduled to mature in August 2019.
On February 12, 2019, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot Manhattan property comprised of 859,000 square feet of office space and the 256,000 square foot Manhattan Mall. The interest-only loan carries a rate of LIBOR plus 1.55% (3.25% as of December 31, 2019) and matures in April 2024, with two one-year extension options. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.65% and was scheduled to mature in July 2020.
On May 24, 2019, we extended our $375,000,000 mortgage loan on 888 Seventh Avenue, a 885,000 square foot Manhattan office building, from December 2020 to December 2025. The interest rate on the new amortizing mortgage loan is LIBOR plus 1.70% (3.44% as of December 31, 2019). Pursuant to an existing swap agreement, the interest rate on the $375,000,000 mortgage loan has been swapped to 3.25% through December 2020.
On June 28, 2019, a joint venture in which we have a 55% interest, completed a $145,700,000 refinancing of 512 West 22nd Street, a 173,000 square foot Manhattan office building, of which $109,565,000 was outstanding as of December 31, 2019. The four-year interest-only loan carries a rate of LIBOR plus 2.00% (3.72% as of December 31, 2019) and matures in June 2023 with a one-year extension option. The loan replaces the previous $126,000,000 construction loan that bore interest at LIBOR plus 2.65% and was scheduled to mature in November 2019.
On July 25, 2019, a joint venture in which we have a 50% interest, completed a $60,000,000 refinancing of 825 Seventh Avenue, a 165,000 square foot Manhattan office building, of which $31,889,000 was outstanding as of December 31, 2019. The interest-only loan carries a rate of LIBOR plus 1.65% (3.40% as of December 31, 2019) and matures in July 2022 with a one-year extension option. The loan replaces the previous $20,500,000 loan that bore interest at LIBOR plus 1.40% and was scheduled to mature in September 2019.
On September 5, 2019, a consolidated joint venture, in which we have a 50% interest, completed a $75,000,000 refinancing of 606 Broadway, a 36,000 square foot Manhattan office and retail building, of which $67,804,000 was outstanding as of December 31, 2019. The interest-only loan carries a rate of LIBOR plus 1.80% (3.52% as of December 31, 2019) and matures in September 2024. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The loan replaces the previous $65,000,000 construction loan. The construction loan bore interest at LIBOR plus 3.00% and was scheduled to mature in May 2021.
On September 27, 2019, we repaid the $575,000,000 mortgage loan on PENN2 with proceeds from our unsecured revolving credit facilities. The mortgage loan was scheduled to mature in December 2019. PENN2 is a 1,795,000 square foot (as expanded) Manhattan office building currently under redevelopment.
On November 6, 2019, the Fund completed a $145,075,000 refinancing of Lucida, a 155,000 square foot Manhattan retail and residential property. The three-year interest-only loan carries a rate of LIBOR plus 1.85% (3.54% as of December 31, 2019) with two one-year extension options. The loan replaces the previous $146,000,000 loan that bore interest at LIBOR plus 1.55% and was scheduled to mature in December 2019.
On November 26, 2019, a joint venture in which we have a 20.1% interest, completed a $800,000,000 refinancing of 650 Madison Avenue, a 601,000 square foot Manhattan office and retail property. The ten-year interest-only loan carries a fixed rate of 3.49% and matures in December 2029. The loan replaces the previous $800,000,000 loan that bore interest at a fixed rate of 4.39% and was scheduled to mature in October 2020.
On December 23, 2019, a joint venture in which we have a 49.9% interest, completed a $85,500,000 refinancing, of which $82,500,000 was outstanding as of December 31, 2019, of 50-70 West 93rd Street, a 325-unit Manhattan residential complex. The five-year interest-only loan carries an interest rate of LIBOR plus 1.53%, which was swapped to a fixed rate of 3.14%, and matures in December 2024. The loan replaces the previous $80,000,000 loan that bore interest at LIBOR plus 1.70% and was scheduled to mature in August 2021, as extended.

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

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Quarter Ended December 31, 2019:
Total square feet leased	173	94	52	30
Our share of square feet leased	117	73	52	21
Initial rent(1)	$101.67	$233.55	$50.26	$94.00
Weighted average lease term (years)	6.6	9.4	5.0	5.0
Second generation relet space:
Square feet	54	52	50	21
GAAP basis:
Straight-line rent(2)	$93.62	$309.06	$50.96	$99.81
Prior straight-line rent	$97.06	$308.17	$49.41	$49.77
Percentage (decrease) increase	(3.5)%	0.3%	3.1%	100.5%
Cash basis:
Initial rent(1)	$94.90	$335.00	$50.02	$94.00
Prior escalated rent	$100.06	$300.90	$51.21	$54.49
Percentage (decrease) increase	(5.2)%	11.3%	(2.3)%	72.5%
Tenant improvements and leasing commissions:
Per square foot	$89.30	$100.79	$26.91	$36.38
Per square foot per annum:	$13.53	$10.72	$5.38	$7.28
Percentage of initial rent	13.3%	4.6%	10.7%	7.7%

Year Ended December 31, 2019:
Total square feet leased	987	238	286	172
Our share of square feet leased	793	207	286	120
Initial rent(1)	$82.17	$175.35	$49.43	$88.70
Weighted average lease term (years)	7.7	10.9	6.1	6.1
Second generation relet space:
Square feet	553	171	280	115
GAAP basis:
Straight-line rent(2)	$76.12	$198.05	$48.71	$93.86
Prior straight-line rent	$72.18	$175.46	$44.01	$56.93
Percentage increase	5.5%	12.9%	10.7%	64.9%
Cash basis:
Initial rent(1)	$77.51	$197.12	$49.25	$88.54
Prior escalated rent	$74.10	$179.49	$47.08	$64.11
Percentage increase	4.6%	9.8%	4.6%	38.1%
Tenant improvements and leasing commissions:
Per square foot	$83.82	$68.59	$33.87	$53.93
Per square foot per annum:	$10.89	$6.29	$5.55	$8.84
Percentage of initial rent	13.3%	3.6%	11.2%	10.0%
____________________
See notes on the following page.

Overview - continued

Leasing Activity – continued

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Year Ended December 31, 2018:
Total square feet leased	1,827	255	243	249
Our share of square feet leased:	1,627	236	243	174
Initial rent(1)	$79.03	$171.25	$53.47	$89.28
Weighted average lease term (years)	9.6	5.5	5.8	10.3
Second generation relet space:
Square feet	1,347	216	232	62
GAAP basis:
Straight-line rent(2)	$81.57	$180.01	$54.11	$104.06
Prior straight-line rent	$60.99	$232.98	$44.77	$77.46
Percentage increase (decrease)	33.7%	(22.7)%	20.9%	34.3%
Cash basis:
Initial rent(1)	$79.22	$164.74	$53.49	$97.28
Prior escalated rent	$64.59	$166.35	$47.48	$85.77
Percentage increase (decrease)	22.7%	(1.0)%	12.7%	13.4%
Tenant improvements and leasing commissions:
Per square foot	$92.69	$59.17	$17.63	$94.98
Per square foot per annum:	$9.66	$10.76	$3.04	$9.22
Percentage of initial rent	12.2%	6.3%	5.7%	10.3%
______________________________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2019:

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	19,070	16,195	96.9%
Retail (includes retail properties that are in the base of our office properties)	70	2,300	1,842	94.5%
Residential - 1,679 units	9	1,526	793	97.0%
Alexander's, including 312 residential units	7	2,230	723	96.5%
Hotel Pennsylvania	1	1,400	1,400
		26,526	20,953	96.7%

Other:
theMART	4	3,826	3,817	94.6%
555 California Street	3	1,741	1,218	99.8%
Other	10	2,533	1,198	92.7%
		8,100	6,233

Total square feet at December 31, 2019		34,626	27,186
Square footage (in service) and Occupancy as of December 31, 2018:

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	36	19,858	16,632	97.2%
Retail (includes retail properties that are in the base of our office properties)	71	2,648	2,419	97.3%
Residential - 1,687 units	10	1,533	800	96.6%
Alexander's, including 312 residential units	7	2,437	790	91.4%
Hotel Pennsylvania	1	1,400	1,400
		27,876	22,041	97.0%

Other:
theMART	3	3,694	3,685	94.7%
555 California Street	3	1,743	1,220	99.4%
Other	10	2,522	1,187	92.8%
		7,959	6,092

Total square feet at December 31, 2018		35,835	28,133

Critical Accounting Policies

In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that we believe are critical to the preparation of our consolidated financial statements. The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 2 - Basis of Presentation and Significant Accounting Policies, Note 3 - Revenue Recognition and Note 20 - Leases to our consolidated financial statements in this Annual Report on Form 10-K.
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
As of December 31, 2019 and 2018, the carrying amounts of real estate, net of accumulated depreciation and amortization, were $10.1 billion and $13.1 billion, respectively. As of December 31, 2019 and 2018, the carrying amounts of identified intangible assets (including acquired above-market leases, tenant relationships and acquired in-place leases) were $30,965,000 and $136,781,000, respectively, and the carrying amounts of identified intangible liabilities, a component of “deferred revenue” on our consolidated balance sheets, were $53,539,000 and $161,594,000, respectively.
Our properties, including any related right-of-use assets and intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated discounted cash flows is subjective and is based, in part, on estimates and assumptions regarding future occupancy, rental rates, capital requirements, capitalization rates and discount rates that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.
Partially Owned Entities
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider (i) whether the entity is a variable interest entity (“VIE”) in which we are the primary beneficiary or (ii) whether the entity is a voting interest entity in which we have a majority of the voting interests of the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control a partially owned entity if the approval of all of the partners/members is contractually required with respect to decisions that most significantly impact the performance of the partially owned entity. This includes decisions regarding operating/capital budgets, and the placement of new or additional financing secured by the assets of the venture, among others. We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method.

Critical Accounting Policies - continued

Partially Owned Entities - continued
Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions. If our estimates of the projected future cash flows, the nature of development activities for properties for which such activities are planned and the estimated fair value of the investment change based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on estimates and assumptions regarding future occupancy, rental rates, capital requirements, capitalization rates and discount rates that could differ materially from actual results.
As of December 31, 2019 and 2018, the carrying amounts of investments in partially owned entities were $4.0 billion and $0.9 billion, respectively.
Revenue Recognition
We have the following revenue sources and revenue recognition policies:

•	Rental revenues include revenues from the leasing of space at our properties to tenants, lease termination income, revenues from the Hotel Pennsylvania, trade shows and tenant services.

◦
Revenues from the leasing of space at our properties to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component. Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred.

◦	Lease termination income is recognized immediately if a tenant vacates or is recognized on a straight-line basis over the shortened remaining lease term.

◦
Hotel revenue arising from the operation of Hotel Pennsylvania consists of room revenue, food and beverage revenue, and banquet revenue. Room revenue is recognized when the rooms are made available for the guest.

◦
Trade shows revenue arising from the operation of trade shows is primarily booth rentals. This revenue is recognized upon the occurrence of the trade shows when the trade show booths are made available for use by the exhibitors.

◦	Tenant services revenue arises from sub-metered electric, elevator, trash removal and other services provided to tenants at their request. This revenue is recognized as the services are transferred.

•
Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities and includes Building Maintenance Services LLC (“BMS”) cleaning, engineering and security services. This revenue is recognized as the services are transferred.

We assess, on an individual lease basis, whether it is probable that we will collect the future lease payments. We consider the tenant's payment history and current credit status when assessing collectability. When collectability is not deemed probable, we write off the tenant's receivables, including straight-line rent receivables, and limit lease income to cash received. Changes to the collectability of our operating leases are recorded as adjustments to "rental revenues" on our consolidated statements of income. If our assessment of the collectability of revenue changes, the impact on our consolidated financial statements could be material.
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

NOI At Share by Segment for the Years Ended December 31, 2019 and 2018
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31, 2019
	Total	New York(1)	Other
Total revenues	$1,924,700	$1,577,860	$346,840
Operating expenses	(917,981)	(758,304)	(159,677)
NOI - consolidated	1,006,719	819,556	187,163
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,332)	(40,896)	(28,436)
Add: NOI from partially owned entities	322,390	294,168	28,222
NOI at share	1,259,777	1,072,828	186,949
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,060)	(12,318)	6,258
NOI at share - cash basis	$1,253,717	$1,060,510	$193,207
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(Amounts in thousands)	For the Year Ended December 31, 2018
	Total	New York	Other
Total revenues	$2,163,720	$1,836,036	$327,684
Operating expenses	(963,478)	(806,464)	(157,014)
NOI - consolidated	1,200,242	1,029,572	170,670
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(71,186)	(48,490)	(22,696)
Add: NOI from partially owned entities	253,564	195,908	57,656
NOI at share	1,382,620	1,176,990	205,630
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(44,704)	(45,427)	723
NOI at share - cash basis	$1,337,916	$1,131,563	$206,353

NOI At Share by Segment for the Years Ended December 31, 2019 and 2018 - continued
The elements of our New York and Other NOI at share for the years ended December 31, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018
New York:
Office(1)	$724,526	$743,001
Retail(1)	273,217	353,425
Residential	23,363	23,515
Alexander's	44,325	45,133
Hotel Pennsylvania	7,397	11,916
Total New York	1,072,828	1,176,990

Other:
theMART(2)	102,071	90,929
555 California Street	59,657	54,691
Other investments(3)	25,221	60,010
Total Other	186,949	205,630

NOI at share	$1,259,777	$1,382,620
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	2019 includes $11,131 of tenant reimbursement revenue related to real estate tax expense accrued in 2018.

(3)
The year ended December 31, 2018 includes $20,032 from PREIT (accounted for as a marketable security beginning March 12, 2019), $12,145 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018) and $11,822 from UE (sold on March 4, 2019).

The elements of our New York and Other NOI at share - cash basis for the years ended December 31, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018
New York:
Office(1)	$718,734	$726,108
Retail(1)	267,655	324,219
Residential	21,894	22,076
Alexander's	45,093	47,040
Hotel Pennsylvania	7,134	12,120
Total New York	1,060,510	1,131,563

Other:
theMART(2)	108,130	94,070
555 California Street	60,156	53,488
Other investments(3)	24,921	58,795
Total Other	193,207	206,353

NOI at share - cash basis	$1,253,717	$1,337,916
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	2019 includes $11,131 of tenant reimbursement revenue related to real estate tax expense accrued in 2018.

(3)
The year ended December 31, 2018 includes $19,767 from PREIT (accounted for as a marketable security beginning March 12, 2019), $12,025 from 666 Fifth Avenue Office Condominium (sold on August 3, 2018) and $10,428 from UE (sold on March 4, 2019).

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Years Ended December 31, 2019 and 2018

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018
Net income	$3,334,262	$422,603
Depreciation and amortization expense	419,107	446,570
General and administrative expense	169,920	141,871
Transaction related costs, impairment losses and other	106,538	31,320
Income from partially owned entities	(78,865)	(9,149)
Loss from real estate fund investments	104,082	89,231
Interest and other investment income, net	(21,819)	(17,057)
Interest and debt expense	286,623	347,949
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—
Purchase price fair value adjustment	—	(44,060)
Net gains on disposition of wholly owned and partially owned assets	(845,499)	(246,031)
Income tax expense	103,439	37,633
Loss (income) from discontinued operations	30	(638)
NOI from partially owned entities	322,390	253,564
NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,332)	(71,186)
NOI at share	1,259,777	1,382,620
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,060)	(44,704)
NOI at share - cash basis	$1,253,717	$1,337,916
NOI At Share by Region

	For the Year Ended December 31,
	2019	2018
Region:
New York City metropolitan area	87%	89%
Chicago, IL	8%	7%
San Francisco, CA	5%	4%
	100%	100%

Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018
Revenues
Our revenues, which consist of rental revenues and fee and other income, were $1,924,700,000 for the year ended December 31, 2019 compared to $2,163,720,000 in the prior year, a decrease of $239,020,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)
(Decrease) increase due to:	Total	New York		Other
Rental revenues:
Acquisitions, dispositions and other	$(8,877)	$(8,195)		$(682)
Development and redevelopment	(17,613)	(17,991)		378
Hotel Pennsylvania	(4,034)	(4,034)		—
Trade shows	(1,959)	—		(1,959)
Properties transferred to Fifth Avenue and Times Square JV	(208,360)	(208,360)		—
Same store operations	732	(20,406)	(1)	21,138
	(240,111)	(258,986)		18,875

Fee and other income:
BMS cleaning fees	4,317	4,270		47
Management and leasing fees	218	1,491		(1,273)
Properties transferred to Fifth Avenue and Times Square JV	(833)	(833)		—
Other income	(2,611)	(4,118)		1,507
	1,091	810		281

Total (decrease) increase in revenues	$(239,020)	$(258,176)		$19,156
________________________________________

(1)
Primarily due to (i) $9,882 of lower acquired below-market lease amortization in 2019 as a result of Old Navy's lease modification at 150 West 34th Street, and (ii) $5,967 from the non-cash write-off of straight-line rent receivables related to Topshop at 478-486 Broadway in 2019.

Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018 - continued
Expenses
Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, expense from deferred compensation plan liability, and transaction related costs, impairment losses and other, were $1,625,155,000 for the year ended December 31, 2019 compared to $1,580,759,000 in the prior year, an increase of $44,396,000. Below are the details of the increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total		New York		Other
Operating:
Acquisitions, dispositions and other	$(1,659)		$(3,901)		$2,242
Development and redevelopment	(4,831)		(5,480)		649
Non-reimbursable expenses	(14,190)		(13,222)		(968)
Hotel Pennsylvania	495		495		—
Trade shows	535		—		535
BMS expenses	3,188		3,141		47
Properties transferred to Fifth Avenue and Times Square JV	(41,583)		(41,583)		—
Same store operations	12,548		12,390		158
	(45,497)		(48,160)		2,663

Depreciation and amortization:
Acquisitions, dispositions and other	598		586		12
Development and redevelopment	(6,454)		(6,683)		229
Properties transferred to Fifth Avenue and Times Square JV	(56,545)		(56,545)		—
Same store operations	34,938		31,636		3,302
	(27,463)		(31,006)		3,543

General and administrative	28,049	(1)	19,376		8,673

Expense from deferred compensation plan liability	14,089		—		14,089

Transaction related costs, impairment losses and other	75,218		75,846	(2)	(628)

Total increase in expenses	$44,396		$16,056		$28,340
____________________

(1)
2019 includes (i) $10,447 of non-cash stock-based compensation expense for the time-based equity compensation granted in connection with the new leadership group announced in April 2019 (additional non-cash expense associated with these awards will be $9,603 in each of 2020 and 2021, $7,718 in 2022 and $2,655 in 2023), (ii) $8,477 of non-cash stock-based compensation expense for the accelerated vesting of previously issued OP Units and Vornado restricted stock due to the removal of the time-based vesting requirement for participants who have reached 65 years of age, and (iii) $5,538 of previously capitalized internal leasing costs as a result of the January 1, 2019 adoption of Accounting Standard Update 2016-02, Leases, under which internal leasing costs can no longer be capitalized.

(2)
2019 includes $101,925 of non-cash impairment losses and related write-offs, primarily 608 Fifth Avenue, partially offset by (i) $12,000 non-cash impairment loss in 2018 and (ii) $13,103 additional New York City real property transfer tax ("Transfer Tax") recognized in the first quarter of 2018 related to the acquisition of Independence Plaza. The joint venture that owns Independence Plaza, in which we have a 50.1% economic interest, recognized this expense based on the precedent established by the New York City Tax Appeals Tribunal (the "Tax Tribunal") decision regarding One Park Avenue. See Note 4 - Real Estate Fund Investments to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this matter.

Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018 - continued
Income from Partially Owned Entities
Below are the components of income (loss) from partially owned entities for the years ended December 31, 2019 and 2018.

(Amounts in thousands)	Percentage Ownership at December 31, 2019	For the Year Ended December 31,
		2019	2018
Our share of net income (loss):
Fifth Avenue and Times Square JV(1):
Equity in net income	51.5%	$31,130	$—
Return on preferred equity, net of our share of the expense		27,586	—
		58,716	—
Alexander's(2)	32.4%	23,779	15,045
Partially owned office buildings(3)	Various	(3,443)	(3,085)
Other investments(4)	Various	(187)	(2,811)
		$78,865	$9,149
____________________

(1)
The year ended December 31, 2019 includes our 51.5% ownership in the Fifth Avenue and Times Square JV since April 2019. See Note 6 - Investments in Partially Owned Entities to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)
2018 includes our $7,708 share of Alexander's additional Transfer Tax related to the November 2012 sale of Kings Plaza Regional Shopping Center. Alexander's recorded this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue. See Note 4 - Real Estate Fund Investments to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this matter.

(3)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others. 2018 includes our $4,978 share of additional Transfer Tax related to the March 2011 acquisition of One Park Avenue. See Note 4 - Real Estate Fund Investments to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding this matter.

(4)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted for as a marketable security from March 12, 2019) and others.

Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the years ended December 31, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018
Net investment income	$2,027	$6,105
Net unrealized loss on held investments	(106,109)	(83,794)
Net realized loss on exited investments	—	(912)
Transfer tax	—	(10,630)	(1)
Loss from real estate fund investments	(104,082)	(89,231)
Less loss attributable to noncontrolling interests in consolidated subsidiaries	55,274	61,230
Loss from real estate fund investments net of controlling interests in consolidated subsidiaries(2)	$(48,808)	$(28,001)
____________________

(1)
Due to the additional Transfer Tax related to the March 2011 acquisition of One Park Avenue which was recognized as a result of the Tax Tribunal decision in the first quarter of 2018. We appealed the Tax Tribunal's decision to the New York State Supreme Court, Appellate Division, First Department ("Appellate Division"). Our appeal was heard on April 2, 2019. On April 25, 2019, the Appellate Division entered a unanimous decision and order that confirmed the decision of the Tax Tribunal and dismissed our appeal. On June 20, 2019, we filed a motion to reargue the Appellate Division's decision or for leave to appeal to the New York State Court of Appeals. That motion was denied on December 12, 2019 and can no longer be appealed.

(2)	2018 includes $4,252 of loss related to One Park Avenue additional transfer taxes and reduction in carried interest.

Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018 - continued
Interest and Other Investment Income, net
Below are the components of interest and other investment, net for the years ended December 31, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018
Interest on cash and cash equivalents and restricted cash	$13,380	$15,827
Interest on loans receivable(1)	6,326	10,298
Decrease in fair value of marketable securities	(5,533)	(26,453)
Dividends on marketable securities	3,938	13,339
Other, net	3,708	4,046
	$21,819	$17,057
____________________

(1)	2018 includes $6,707 of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.

Interest and Debt Expense
Interest and debt expense was $286,623,000 for the year ended December 31, 2019, compared to $347,949,000 in the prior year, a decrease of $61,326,000. This decrease was primarily due to (i) $30,245,000 of lower interest expense resulting from the repayment of the 220 CPS loan, (ii) $30,029,000 of lower interest expense resulting from the deconsolidation of mortgages payable of the properties contributed to Fifth Avenue and Times Square JV in April 2019, (iii) $15,137,000 of lower interest from the redemption of the $400,000,000 5.00% senior unsecured notes in April 2019, and (iv) $13,077,000 lower capital lease interest due to the acquisition of the fee interest in 1535 Broadway in September 2018, partially offset by (v) $22,540,000 of expense from debt prepayment costs relating to redemption of the senior unsecured notes, and (vi) $5,457,000 of higher interest from the interest rate swap on our $750,000,000 unsecured term loan.
Net Gain on Transfer to Fifth Avenue and Times Square JV
In April 2019, we recognized a $2,571,099,000 net gain from the transfer of common equity in the properties contributed to Fifth Avenue and Times Square JV, including the related step-up in our basis of the retained portion of the assets to fair value.
Purchase Price Fair Value Adjustment
The purchase price fair value adjustment of $44,060,000 for the year ended December 31, 2018 represents the difference between the estimated fair market value and the book basis of our 50.1% interest in the joint venture that is developing the Farley Office and Retail Building as a result of our increased ownership in the joint venture to 95.0% from 50.1%.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $845,499,000 for the year ended December 31, 2019 primarily consists of (i) $604,393,000 of net gains on sale of 220 CPS condominium units, (ii) $159,292,000 net gain on sale of our 25% interest in 330 Madison Avenue, (iii) $62,395,000 net gain from the sale of all of our UE partnership units, and (iv) $19,477,000 net gain on sale of 3040 M Street. Net gains of $246,031,000 for the year ended December 31, 2018 primarily consists of (i) $134,032,000 net gain on the sale of our 49.5% interests in 666 Fifth Avenue Office Condominium, (ii) $81,224,000 net gain on sale of 220 CPS condominium units, (iii) $23,559,000 net gain on sale of 27 Washington Square North, and (iv) $7,308,000 net gain from repayment of our interest on the mortgage loan on 666 Fifth Avenue Office Condominium.
Income Tax Expense
For the year ended December 31, 2019, we had income tax expense of $103,439,000, compared to $37,633,000 in the prior year, an increase of $65,806,000. This increase was primarily due to $87,940,000 of higher income tax expense on the sale of 220 CPS condominium units, partially offset by $16,771,000 of expense in the year ended December 31, 2018 due to the $44,060,000 purchase price fair value adjustment recognized as a result of our increased ownership in the Farley Office and Retail Building joint venture.

Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018 - continued
(Loss) Income from Discontinued Operations
Loss from discontinued operations for the year ended December 31, 2019 was $30,000 compared to income of $638,000 in the prior year, a decrease in income of $668,000.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $24,547,000 for the year ended December 31, 2019, compared to $53,023,000 in the prior year, a decrease of $28,476,000. This decrease resulted primarily from (i) $11,945,000 net gain on transfer to Fifth Avenue and Times Square JV attributable to noncontrolling interests for the year ended December 31, 2019, (ii) $6,538,000 of additional Transfer Tax allocated to noncontrolling interests related to the acquisition of Independence Plaza for the year ended December 31, 2018, and (iii) $5,956,000 of lower net loss allocated to the noncontrolling interests of our real estate fund investments,
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $210,872,000 for the year ended December 31, 2019, compared to $25,672,000 in the prior year, an increase of $185,200,000. The increase resulted primarily from higher net income subject to allocation to Class A unitholders due to the net gain on transfer to Fifth Avenue and Times Square JV.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $50,131,000 for the year ended December 31, 2019, compared to $50,636,000 in the prior year, a decrease of $505,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $50,296,000 for the year ended December 31, 2019, compared to $50,830,000 in the prior year, a decrease of $534,000.
Preferred Share/Unit Issuance Costs
For the year ended December 31, 2018, we recognized preferred share/unit issuance costs of $14,486,000 representing the write-off of issuance costs upon the redemption of all the outstanding Series G and Series I cumulative redeemable preferred shares/units in January 2018.

Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018 - continued
Same Store Net Operating Income At Share
Same store NOI at share represents NOI at share from operations which are in service in both the current and prior year reporting periods. Same store NOI at share - cash basis is same store NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We present these non-GAAP measures to (i) facilitate meaningful comparisons of the operational performance of our properties and segments, (ii) make decisions on whether to buy, sell or refinance properties, and (iii) compare the performance of our properties and segments to those of our peers. Same store NOI at share and same store NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the year ended December 31, 2019 compared to December 31, 2018.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share for the year ended December 31, 2019	$1,259,777	$1,072,828		$102,071		$59,657	$25,221
Less NOI at share from:
Acquisitions	(334)	(334)		—		—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,479)	(5,479)		—		—	—
Dispositions	(7,420)	(7,420)		—		—	—
Development properties	(54,099)	(54,099)		—		—	—
Other non-same store (income) expense, net	(33,028)	(5,585)		(2,635)		413	(25,221)
Same store NOI at share for the year ended December 31, 2019	$1,159,417	$999,911		$99,436		$60,070	$—

NOI at share for the year ended December 31, 2018	$1,382,620	$1,176,990		$90,929		$54,691	$60,010
Less NOI at share from:
Acquisitions	(121)	(121)		—		—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(84,020)	(84,020)		—		—	—
Dispositions	(14,949)	(14,949)		—		—	—
Development properties	(74,720)	(74,720)		—		—	—
Other non-same store (income) expense, net	(72,930)	(7,825)		(5,155)		60	(60,010)
Same store NOI at share for the year ended December 31, 2018	$1,135,880	$995,355		$85,774		$54,751	$—

Increase in same store NOI at share for the year ended December 31, 2019 compared to December 31, 2018	$23,537	$4,556		$13,662		$5,319	$—

% increase in same store NOI at share	2.1%	0.5%	(1)	15.9%	(2)	9.7%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 0.9%.

(2)	Primarily due to $11,131 of tenant reimbursement revenue received in 2019 related to real estate tax expense accrued in 2018.

Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the year ended December 31, 2019 compared to December 31, 2018.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share - cash basis for the year ended December 31, 2019	$1,253,717	$1,060,510		$108,130		$60,156	$24,921
Less NOI at share - cash basis from:
Acquisitions	(266)	(266)		—		—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,183)	(5,183)		—		—	—
Dispositions	(8,219)	(8,219)		—		—	—
Development properties	(64,359)	(64,359)		—		—	—
Other non-same store (income) expense, net	(52,594)	(24,892)		(2,973)		192	(24,921)
Same store NOI at share - cash basis for the year ended December 31, 2019	$1,123,096	$957,591		$105,157		$60,348	$—

NOI at share - cash basis for the year ended December 31, 2018	$1,337,916	$1,131,563		$94,070		$53,488	$58,795
Less NOI at share - cash basis from:
Acquisitions	(121)	(121)		—		—	—
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(79,427)	(79,427)		—		—	—
Dispositions	(14,764)	(14,764)		—		—	—
Development properties	(81,137)	(81,137)		—		—	—
Other non-same store (income) expense, net	(78,119)	(14,011)		(5,373)		60	(58,795)
Same store NOI at share - cash basis for the year ended December 31, 2018	$1,084,348	$942,103		$88,697		$53,548	$—

Increase in same store NOI at share - cash basis for the year ended December 31, 2019 compared to December 31, 2018	$38,748	$15,488		$16,460		$6,800	$—

% increase in same store NOI at share - cash basis	3.6%	1.6%	(1)	18.6%	(2)	12.7%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 2.2%.

(2)	Primarily due to $11,131 of tenant reimbursement revenue received in 2019 related to real estate tax expense accrued in 2018.

Supplemental Information
NOI At Share by Segment for the Three Months Ended December 31, 2019 and 2018
Below is a summary of NOI at share by segment for the three months ended December 31, 2019 and 2018.

(Amounts in thousands)	For the Three Months Ended December 31, 2019
	Total	New York(1)	Other
Total revenues	$460,968	$377,626	$83,342
Operating expenses	(223,975)	(184,231)	(39,744)
NOI - consolidated	236,993	193,395	43,598
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,417)	(9,885)	(7,532)
Add: NOI from partially owned entities	85,990	82,774	3,216
NOI at share	305,566	266,284	39,282
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,590)	(8,577)	1,987
NOI at share - cash basis	$298,976	$257,707	$41,269
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(Amounts in thousands)	For the Three Months Ended December 31, 2018
	Total	New York	Other
Total revenues	$543,417	$466,554	$76,863
Operating expenses	(254,320)	(206,696)	(47,624)
NOI - consolidated	289,097	259,858	29,239
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(19,771)	(13,837)	(5,934)
Add: NOI from partially owned entities	60,205	49,178	11,027
NOI at share	329,531	295,199	34,332
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(5,532)	(6,266)	734
NOI at share - cash basis	$323,999	$288,933	$35,066

Supplemental Information - continued

NOI At Share by Segment for the Three Months Ended December 31, 2019 and 2018 - continued
The elements of our New York and Other NOI at share for the three months ended December 31, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended December 31,
	2019	2018
New York:
Office(1)	$183,925	$186,832
Retail(1)	59,728	85,549
Residential	5,835	5,834
Alexander's	10,626	11,023
Hotel Pennsylvania	6,170	5,961
Total New York	266,284	295,199

Other:
theMART(2)	22,712	10,981
555 California Street	14,533	14,005
Other investments(3)	2,037	9,346
Total Other	39,282	34,332

NOI at share	$305,566	$329,531
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	The three months ended December 31, 2018 includes an additional $12,814 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

(3)	The three months ended December 31, 2018 includes $4,683 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $3,198 from UE (sold on March 4, 2019).
The elements of our New York and Other NOI at share - cash basis for the three months ended December 31, 2019 and 2018 are summarized below.

(Amounts in thousands)	For the Three Months Ended December 31,
	2019	2018
New York:
Office(1)	$180,762	$185,624
Retail(1)	54,357	80,515
Residential	5,763	5,656
Alexander's	10,773	11,129
Hotel Pennsylvania	6,052	6,009
Total New York	257,707	288,933

Other:
theMART(2)	24,646	12,758
555 California Street	14,491	13,784
Other investments(3)	2,132	8,524
Total Other	41,269	35,066

NOI at share - cash basis	$298,976	$323,999
________________________________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)	The three months ended December 31, 2018 includes an additional $12,814 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

(3)	The three months ended December 31, 2018 includes $4,612 from PREIT (accounted for as a marketable security beginning March 12, 2019) and $2,320 from UE (sold on March 4, 2019).

Supplemental Information - continued

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended December 31, 2019 and 2018

(Amounts in thousands)	For the Three Months Ended December 31,
	2019	2018
Net income	$160,676	$97,821
Depreciation and amortization expense	92,926	112,869
General and administrative expense	39,791	32,934
Transaction related costs, impairment losses and other	3,223	14,637
Income from partially owned entities	(22,726)	(3,090)
Loss from real estate fund investments	90,302	51,258
Interest and other investment income, net	(5,889)	(7,656)
Interest and debt expense	59,683	83,175
Purchase price fair value adjustment	—	(44,060)
Net gains on disposition of wholly owned and partially owned assets	(203,835)	(81,203)
Income tax expense	22,897	32,669
Income from discontinued operations	(55)	(257)
NOI from partially owned entities	85,990	60,205
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,417)	(19,771)
NOI at share	305,566	329,531
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,590)	(5,532)
NOI at share - cash basis	$298,976	$323,999
NOI At Share by Region

	For the Three Months Ended December 31,
	2019	2018
Region:
New York City metropolitan area	88%	92%
Chicago, IL	7%	3%
San Francisco, CA	5%	5%
	100%	100%

Supplemental Information - continued

Three Months Ended December 31, 2019 Compared to December 31, 2018
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended December 31, 2019 compared to December 31, 2018.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share for the three months ended December 31, 2019	$305,566	$266,284		$22,712		$14,533	$2,037
Less NOI at share from:
Acquisitions	(122)	(122)		—		—	—
Dispositions	(62)	(62)		—		—	—
Development properties	(16,082)	(16,082)		—		—	—
Other non-same store (income) expense, net	(8,164)	(5,969)		(172)		14	(2,037)
Same store NOI at share for the three months ended December 31, 2019	$281,136	$244,049		$22,540		$14,547	$—

NOI at share for the three months ended December 31, 2018	$329,531	$295,199		$10,981		$14,005	$9,346
Less NOI at share from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(28,683)	(28,683)		—		—	—
Dispositions	(3,614)	(3,614)		—		—	—
Development properties	(21,797)	(21,811)		—		14	—
Other non-same store (income) expense, net	(13,041)	(3,291)		(463)		59	(9,346)
Same store NOI at share for the three months ended December 31, 2018	$262,396	$237,800		$10,518		$14,078	$—

Increase in same store NOI at share for the three months ended December 31, 2019 compared to December 31, 2018	$18,740	$6,249		$12,022		$469	$—

% increase in same store NOI at share	7.1%	2.6%	(1)	114.3%	(2)	3.3%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share remained unchanged.

(2)	The three months ended December 31, 2018 includes an additional $12,814 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

Supplemental Information - continued

Three Months Ended December 31, 2019 Compared to December 31, 2018 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART,555 California Street and other investments for the three months ended December 31, 2019 compared to December 31, 2018.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share - cash basis for the three months ended December 31, 2019	$298,976	$257,707		$24,646		$14,491	$2,132
Less NOI at share - cash basis from:
Acquisitions	(54)	(54)		—		—	—
Dispositions	(66)	(66)		—		—	—
Development properties	(16,948)	(16,948)		—		—	—
Other non-same store income, net	(9,736)	(7,373)		(172)		(59)	(2,132)
Same store NOI at share - cash basis for the three months ended December 31, 2019	$272,172	$233,266		$24,474		$14,432	$—

NOI at share - cash basis for the three months ended December 31, 2018	$323,999	$288,933		$12,758		$13,784	$8,524
Less NOI at share - cash basis from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(27,243)	(27,243)		—		—	—
Dispositions	(3,870)	(3,870)		—		—	—
Development properties	(24,090)	(24,104)		—		14	—
Other non-same store (income) expense, net	(13,400)	(4,416)		(520)		60	(8,524)
Same store NOI at share - cash basis for the three months ended December 31, 2018	$255,396	$229,300		$12,238		$13,858	$—

Increase in same store NOI at share - cash basis for the three months ended December 31, 2019 compared to December 31, 2018	$16,776	$3,966		$12,236		$574	$—

% increase in same store NOI at share - cash basis	6.6%	1.7%	(1)	100.0%	(2)	4.1%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 1.8%.

(2)	The three months ended December 31, 2018 includes an additional $12,814 real estate tax expense accrual due to an increase in the tax-assessed value of theMART.

Supplemental Information - continued

NOI At Share by Segment for the Three Months Ended December 31, 2019 and September 30, 2019
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended December 31, 2019 and September 30, 2019.

(Amounts in thousands)	For the Three Months Ended December 31, 2019
	Total	New York	Other
Total revenues	$460,968	$377,626	$83,342
Operating expenses	(223,975)	(184,231)	(39,744)
NOI - consolidated	236,993	193,395	43,598
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,417)	(9,885)	(7,532)
Add: NOI from partially owned entities	85,990	82,774	3,216
NOI at share	305,566	266,284	39,282
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,590)	(8,577)	1,987
NOI at share - cash basis	$298,976	$257,707	$41,269

(Amounts in thousands)	For the Three Months Ended September 30, 2019
	Total	New York	Other
Total revenues	$465,961	$380,568	$85,393
Operating expenses	(226,359)	(188,159)	(38,200)
NOI - consolidated	239,602	192,409	47,193
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(9,574)	(8,522)
Add: NOI from partially owned entities	86,024	82,649	3,375
NOI at share	307,530	265,484	42,046
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(4,037)	(5,560)	1,523
NOI at share - cash basis	$303,493	$259,924	$43,569

Supplemental Information - continued

NOI At Share by Segment for the Three Months Ended December 31, 2019 and September 30, 2019 - continued
The elements of our New York and Other NOI at share for the three months ended December 31, 2019 and September 30, 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	December 31, 2019	September 30, 2019
New York:
Office	$183,925	$177,469
Retail	59,728	68,159
Residential	5,835	5,575
Alexander's	10,626	11,269
Hotel Pennsylvania	6,170	3,012
Total New York	266,284	265,484

Other:
theMART	22,712	24,862
555 California Street	14,533	15,265
Other investments	2,037	1,919
Total Other	39,282	42,046

NOI at share	$305,566	$307,530

The elements of our New York and Other NOI at share - cash basis for the three months ended December 31, 2019 and September 30, 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	December 31, 2019	September 30, 2019
New York:
Office	$180,762	$174,796
Retail	54,357	65,636
Residential	5,763	5,057
Alexander's	10,773	11,471
Hotel Pennsylvania	6,052	2,964
Total New York	257,707	259,924

Other:
theMART	24,646	26,588
555 California Street	14,491	15,325
Other investments	2,132	1,656
Total Other	41,269	43,569

NOI at share - cash basis	$298,976	$303,493

Supplemental Information - continued

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended December 31, 2019 and September 30, 2019

(Amounts in thousands)	For the Three Months Ended
	December 31, 2019	September 30, 2019
Net income	$160,676	$363,849
Depreciation and amortization expense	92,926	96,437
General and administrative expense	39,791	33,237
Transaction related costs, impairment losses and other	3,223	1,576
Income from partially owned entities	(22,726)	(25,946)
Loss (income) from real estate fund investments	90,302	(2,190)
Interest and other investment income, net	(5,889)	(3,045)
Interest and debt expense	59,683	61,448
Net gains on disposition of wholly owned and partially owned assets	(203,835)	(309,657)
Income tax expense	22,897	23,885
(Income) loss from discontinued operations	(55)	8
NOI from partially owned entities	85,990	86,024
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,417)	(18,096)
NOI at share	305,566	307,530
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,590)	(4,037)
NOI at share - cash basis	$298,976	$303,493

Supplemental Information - continued

Three Months Ended December 31, 2019 Compared to September 30, 2019
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended December 31, 2019 compared to September 30, 2019.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share for the three months ended December 31, 2019	$305,566	$266,284		$22,712	$14,533	$2,037
Less NOI at share from:
Acquisitions	(118)	(118)		—	—	—
Dispositions	(62)	(62)		—	—	—
Development properties	(16,087)	(16,087)		—	—	—
Other non-same store (income) expense, net	(8,103)	(5,968)		(172)	74	(2,037)
Same store NOI at share for the three months ended December 31, 2019	$281,196	$244,049		$22,540	$14,607	$—

NOI at share for the three months ended September 30, 2019	$307,530	$265,484		$24,862	$15,265	$1,919
Less NOI at share from:
Dispositions	(262)	(262)		—	—	—
Development properties	(19,429)	(19,429)		—	—	—
Other non-same store (income) expense, net	(11,254)	(8,877)		(532)	74	(1,919)
Same store NOI at share for the three months ended September 30, 2019	$276,585	$236,916		$24,330	$15,339	$—

Increase (decrease) in same store NOI at share for the three months ended December 31, 2019 compared to September 30, 2019	$4,611	$7,133		$(1,790)	$(732)	$—

% increase (decrease) in same store NOI at share	1.7%	3.0%	(1)	(7.4)%	(4.8)%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share increased by 1.7%.

Supplemental Information - continued

Three Months Ended December 31, 2019 Compared to September 30, 2019 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended December 31, 2019 compared to September 30, 2019.

(Amounts in thousands)	Total	New York		theMART	555 California Street	Other
NOI at share - cash basis for the three months ended December 31, 2019	$298,976	$257,707		$24,646	$14,491	$2,132
Less NOI at share - cash basis from:
Acquisitions	(49)	(49)		—	—	—
Dispositions	(66)	(66)		—	—	—
Development properties	(16,952)	(16,952)		—	—	—
Other non-same store income, net	(9,678)	(7,374)		(172)	—	(2,132)
Same store NOI at share - cash basis for the three months ended December 31, 2019	$272,231	$233,266		$24,474	$14,491	$—

NOI at share - cash basis for the three months ended September 30, 2019	$303,493	$259,924		$26,588	$15,325	$1,656
Less NOI at share - cash basis from:
Dispositions	(693)	(693)		—	—	—
Development properties	(24,641)	(24,641)		—	—	—
Other non-same store income, net	(12,701)	(10,174)		(871)	—	(1,656)
Same store NOI at share - cash basis for the three months ended September 30, 2019	$265,458	$224,416		$25,717	$15,325	$—

Increase (decrease) in same store NOI at share - cash basis for the three months ended December 31, 2019 compared to September 30, 2019	$6,773	$8,850		$(1,243)	$(834)	$—

% increase (decrease) in same store NOI at share - cash basis	2.6%	3.9%	(1)	(4.8)%	(5.4)%	—%
____________________

(1)	Excluding Hotel Pennsylvania, same store NOI at share - cash basis increased by 2.6%.

Related Party Transactions
See Note 23 - Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning related party transactions.
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
We expect to generate net cash of approximately $2 billion resulting from the sales of 100% of the 220 CPS residential condominium units, including $1 billion of after-tax net gain, of which $569,901,000 was recognized in our consolidated statements of income from inception to December 31, 2019. As of December 31, 2019, 91% of the condominium units are sold or under sales contracts, with closings scheduled through 2020.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Dividends
On December 18, 2019, Vornado's Board of Trustees declared a special dividend of $1.95 per share to common shareholders of record on December 30, 2019 (the "Record Date"). On January 15, 2020, $372,380,000 of cash was paid to Vornado's common shareholders and $25,912,000 of cash was paid to non-affiliated unitholders of the Operating Partnership for the special dividend.
On January 15, 2020, Vornado declared a quarterly common dividend of $0.66 per share (an indicated annual rate of $2.64 per common share). This dividend, if declared by the Board of Trustees for all of 2020, would require Vornado to pay out approximately $504,000,000 of cash for common share dividends. In addition, during 2020, Vornado expects to pay approximately $50,000,000 of cash dividends on outstanding preferred shares and approximately $35,000,000 of cash distributions to unitholders of the Operating Partnership.

Liquidity and Capital Resources - continued
Financing Activities and Contractual Obligations
We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.” We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal. As of December 31, 2019, we are in compliance with all of the financial covenants required by our senior unsecured notes and our unsecured revolving credit facilities.
As of December 31, 2019, we had $1,515,012,000 of cash and cash equivalents and $2,159,120,000 of borrowing capacity under our unsecured revolving credit facilities, net of letters of credit of $15,880,000. A summary of our consolidated debt as of December 31, 2019 and 2018 is presented below.

(Amounts in thousands)	As of December 31, 2019		As of December 31, 2018
Consolidated debt:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Variable rate	$1,643,500	3.09%	$3,292,382	4.31%
Fixed rate	5,801,516	3.57%	6,603,465	3.65%
Total	7,445,016	3.46%	9,895,847	3.87%
Deferred financing costs, net and other	(38,407)		(59,226)
Total, net	$7,406,609		$9,836,621
Our consolidated outstanding debt, net of deferred financing costs and other, was $7,406,609,000 at December 31, 2019, a $2,430,012,000 decrease from the balance at December 31, 2018. During 2020 and 2021, $450,000,000 and $2,326,516,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facilities. We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Below is a schedule of our contractual obligations and commitments at December 31, 2019.

(Amounts in thousands)		Less than 1 Year
Contractual cash obligations(1) (principal and interest(2)):	Total		1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$6,190,143	$1,719,730	$2,812,979	$886,033	$771,401
Operating leases	1,206,060	28,192	60,351	62,636	1,054,881
Purchase obligations, primarily construction commitments	679,579	558,568	121,011	—	—
Senior unsecured notes due 2025	529,406	15,750	31,500	31,500	450,656
Unsecured term loan	866,233	29,038	58,076	779,119	—
Revolving credit facilities	618,596	14,260	26,911	577,425	—
Other obligations(3)	556,852	6,991	14,673	16,139	519,049
Total contractual cash obligations	$10,646,869	$2,372,529	$3,125,501	$2,352,852	$2,795,987
Commitments:
Capital commitments to partially owned entities	$12,643	$12,643	$—	$—	$—
Standby letters of credit	15,880	15,880	—	—	—
Total commitments	$28,523	$28,523	$—	$—	$—
____________________

(1)	Excludes committed tenant-related obligations as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions.

(2)	Interest on variable rate debt is computed using rates in effect at December 31, 2019.

(3)	Represents rent and fixed payments in lieu of real estate taxes due to Empire State Development ("ESD"), an entity of New York State, for the Farley Office and Retail Building.

Liquidity and Capital Resources – continued
Financing Activities and Contractual Obligations – continued
Details of 2019 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Conditions and Results of Operations. Details of 2018 financing activities are discussed below.
Preferred Securities
On January 4 and 11, 2018, we redeemed all of the outstanding 6.625% Series G and Series I cumulative redeemable preferred shares/ units at their redemption price of $25.00 per share/unit, or $470,000,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption, and expensed $14,486,000 of previously capitalized issuance costs.
Unsecured Term Loan
On October 26, 2018, we extended our $750,000,000 unsecured term loan from October 2020 to February 2024. The interest rate on the extended unsecured term loan was lowered from LIBOR plus 1.15% to LIBOR plus 1.00%. In connection with the extension of our unsecured term loan, we entered into an interest rate swap from LIBOR plus 1.00% to a fixed rate of 3.87% through October 2023.
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
On April 19, 2018, the joint venture between the Fund and the Crowne Plaza Joint Venture completed a $255,000,000 refinancing of the Crowne Plaza Times Square Hotel. The interest-only loan is at LIBOR plus 3.53% and matures in May 2020 with three one-year extension options. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The Crowne Plaza Times Square Hotel was previously encumbered by a $310,000,000 interest-only mortgage at LIBOR plus 2.80%, which was scheduled to mature in December 2018.
On June 11, 2018, the joint venture that owns Independence Plaza, a three-building 1,327-unit Manhattan residential complex completed a $675,000,000 refinancing of Independence Plaza. The seven-year interest-only loan matures in July 2025 and has a fixed rate of 4.25%. Our share of net proceeds, after repayment of the existing 3.48% $550,000,000 mortgage and closing costs, was $55,618,000.
On August 9, 2018, we completed a $120,000,000 refinancing of 4 Union Square South, a 206,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.40% and matures in 2025, as extended. The property was previously encumbered by a $113,000,000 mortgage at LIBOR plus 2.15%, which was scheduled to mature in 2019.
On November 16, 2018, we completed a $205,000,000 refinancing of 150 West 34th Street, a 78,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.88% and matures in 2024, as extended. Concurrently, we invested $105,000,000 in a participation in the refinanced mortgage loan, which earns interest at a rate of LIBOR plus 2.00% and also matures in 2024, as extended, and is included in "other assets" on our consolidated balance sheets. The property was previously encumbered by a mortgage of the same amount at LIBOR plus 2.25%, which was scheduled to mature in 2020.
Off-Balance Sheet Arrangements
Our off‑balance sheet arrangements consist primarily of our investments in joint ventures. All debt of our joint venture arrangements is non-recourse to us except for the mortgage loans secured by 640 Fifth Avenue and 7 West 34th Street, which we guaranteed and therefore are part of our tax basis. Our off-balance sheet arrangements are discussed in Note 6 - Investments in Partially Owned Entities and Note 22 - Commitments and Contingencies in our consolidated financial statements in this Annual Report on Form 10-K.

Liquidity and Capital Resources – continued
Certain Future Cash Requirements
Capital Expenditures
The following table summarizes anticipated 2020 capital expenditures.

(Amounts in millions, except per square foot data)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$113.0	$90.0	$18.0	$5.0
Tenant improvements	143.0	128.0	15.0	—
Leasing commissions	47.0	42.0	5.0	—
Total recurring tenant improvements, leasing commissions and other capital expenditures	$303.0	$260.0	$38.0	$5.0

Square feet budgeted to be leased (in thousands)		2,000	400	—
Weighted average lease term (years)		10.0	8.5	—
Tenant improvements and leasing commissions:
Per square foot		$85.00	$50.00	$—
Per square foot per annum		8.50	6.00	—
The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Development and Redevelopment Expenditures
220 CPS
We are constructing a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost of $515.4 million) is estimated to be approximately $1.450 billion, of which $1.373 billion has been expended as of December 31, 2019.
Penn District
We are redeveloping PENN1, a 2,545,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be $325,000,000, of which $69,006,000 has been expended as of December 31, 2019.
We are redeveloping PENN2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $40,820,000 has been expended as of December 31, 2019.
We are also making districtwide improvements within the Penn District. The development cost of these improvements is estimated to be $100,000,000, of which $6,314,000 has been expended as of December 31, 2019.
Our 95.0% joint venture (the remaining 5.0% is owned by the Related Companies ("Related")) is developing the Farley Office and Retail Building (the "Project"), which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of retail space. The total development cost of the Project is estimated to be approximately $1,030,000,000. As of December 31, 2019, $597,600,000 has been expended.
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
On December 19, 2019, we paid Kmart Corporation $34,000,000, of which $10,000,000 is expected to be reimbursed, to early terminate their 141,000 square foot retail space lease at PENN1 which was scheduled to expire in January 2036.
We recently entered into a development agreement with Metropolitan Transportation Authority to oversee the development of the Long Island Rail Road 33rd Street entrance at Penn Station which Skanska USA Civil Northeast, Inc. will construct under a fixed price contract for $120,805,000.

Liquidity and Capital Resources – continued
Development and Redevelopment Expenditures - continued
Other
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $50,000,000, of which our share is $35,000,000. As of December 31, 2019, $48,087,000 has been expended, of which our share is $33,661,000.
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of December 31, 2019, $23,128,000 has been expended, of which our share is $11,564,000.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the Penn District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
Insurance
For our properties except the Farley Office and Retail Building, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,430,413 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guarantee.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for the Farley Office and Retail Building. As of December 31, 2019, the aggregate dollar amount of these guarantees and master leases is approximately $1,524,000,000.
As of December 31, 2019, $15,880,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
The joint venture in which we own a 95.0% ownership interest was designated by ESD to develop the Farley Office and Retail Building. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
As of December 31, 2019, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $12,700,000.
As of December 31, 2019, we have construction commitments aggregating approximately $627,000,000.
Cash Flows for the Year Ended December 31, 2019 Compared to December 31, 2018
Our cash flow activities for the years ended December 31, 2019 and 2018 are summarized as follows:

(Amounts in thousands)	For the Year Ended December 31,		(Decrease) Increase in Cash Flow
	2019	2018
Net cash provided by operating activities	$662,539	$802,641	$(140,102)
Net cash provided by (used in) investing activities	2,463,276	(877,722)	3,340,998
Net cash used in financing activities	(2,235,589)	(1,122,826)	(1,112,763)
Cash and cash equivalents and restricted cash was $1,607,131,000 at December 31, 2019, a $890,226,000 increase from the balance at December 31, 2018.
Net cash provided by operating activities of $662,539,000 for the year ended December 31, 2019 was comprised of $687,705,000 of cash from operations, including distributions of income from partially owned entities of $116,826,000 and a net decrease of $25,166,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Liquidity and Capital Resources – continued
Cash Flows for the Year Ended December 31, 2019 Compared to December 31, 2018 - continued
The following table details the cash provided by (used in) investing activities for the years ended December 31, 2019 and 2018:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2019	2018
Proceeds from sale of condominium units at 220 Central Park South	$1,605,356	$214,776	$1,390,580
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	1,248,743	—	1,248,743
Development costs and construction in progress	(649,056)	(418,186)	(230,870)
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—	500,000
Moynihan Train Hall expenditures	(438,935)	(74,609)	(364,326)
Proceeds from sale of real estate and related investments	324,201	219,731	104,470
Additions to real estate	(233,666)	(234,602)	936
Proceeds from sales of marketable securities	168,314	4,101	164,213
Acquisitions of real estate and other	(69,699)	(574,812)	505,113
Distributions of capital from partially owned entities	24,880	100,178	(75,298)
Investments in partially owned entities	(18,257)	(37,131)	18,874
Proceeds from repayments of loans receivable	1,395	25,757	(24,362)
Investments in loans receivable	—	(105,000)	105,000
Net consolidation of Farley Office and Retail Building	—	2,075	(2,075)
Net cash provided by (used in) investing activities	$2,463,276	$(877,722)	$3,340,998

The following table details the cash used in financing activities for the years ended December 31, 2019 and 2018:

(Amounts in thousands)	For the Year Ended December 31,		(Decrease) Increase in Cash Flow
	2019	2018
Repayments of borrowings	$(2,718,987)	$(685,265)	$(2,033,722)
Proceeds from borrowings	1,108,156	526,766	581,390
Dividends paid on common shares/Distributions to Vornado	(503,785)	(479,348)	(24,437)
Moynihan Train Hall reimbursement from Empire State Development	438,935	74,609	364,326
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—	(407,126)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(80,194)	(76,149)	(4,045)
Dividends paid on preferred shares/Distributions to preferred unitholders	(50,131)	(55,115)	4,984
Contributions from noncontrolling interests in consolidated subsidiaries	17,871	61,062	(43,191)
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—	(22,058)
Debt issuance costs	(15,588)	(12,908)	(2,680)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(8,692)	(12,969)	4,277
Proceeds received from exercise of Vornado stock options and other	6,903	7,309	(406)
Redemption of preferred shares/units	(893)	(470,000)	469,107
Debt prepayment and extinguishment costs	—	(818)	818
Net cash used in financing activities	$(2,235,589)	$(1,122,826)	$(1,112,763)

Liquidity and Capital Resources – continued
Capital Expenditures for the Year Ended December 31, 2019
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the year ended December 31, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$93,226	$80,416	$9,566	$3,244
Tenant improvements	98,261	84,870	9,244	4,147
Leasing commissions	18,229	16,316	827	1,086
Recurring tenant improvements, leasing commissions and other capital expenditures	209,716	181,602	19,637	8,477
Non-recurring capital expenditures	30,374	28,269	332	1,773
Total capital expenditures and leasing commissions	$240,090	$209,871	$19,969	$10,250

Development and Redevelopment Expenditures for the Year Ended December 31, 2019
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.
Below is a summary of amounts paid for development and redevelopment expenditures in the year ended December 31, 2019. These expenditures include interest and debt expense of $72,200,000, payroll of $16,014,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $83,463,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail Building	$265,455	$265,455	$—	$—	$—
220 CPS	181,177	—	—	—	181,177
PENN1	51,168	51,168	—	—	—
345 Montgomery Street	29,441	—	—	29,441	—
PENN2	28,719	28,719	—	—	—
606 Broadway	7,434	7,434	—	—	—
1535 Broadway	1,031	1,031	—	—	—
Other	84,631	78,128	2,322	3,896	285
	$649,056	$431,935	$2,322	$33,337	$181,462

Liquidity and Capital Resources – continued
Capital Expenditures for the Year Ended December 31, 2018
Below is a summary of amounts paid for capital expenditures and leasing commissions for the year ended December 31, 2018.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$92,386	$70,954	$13,282	$8,150
Tenant improvements	100,191	76,187	15,106	8,898
Leasing commissions	33,254	29,435	459	3,360
Recurring tenant improvements, leasing commissions and other capital expenditures	225,831	176,576	28,847	20,408
Non-recurring capital expenditures	43,135	31,381	260	11,494
Total capital expenditures and leasing commissions	$268,966	$207,957	$29,107	$31,902
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

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 CPS	$295,827	$—	$—	$—	$295,827
Farley Office and Retail Building(1)	18,995	18,995	—	—	—
345 Montgomery Street	18,187	—	—	18,187	—
PENN2	16,288	16,288	—	—	—
606 Broadway	15,959	15,959	—	—	—
PENN1	8,856	8,856	—	—	—
1535 Broadway	8,645	8,645	—	—	—
Other	35,429	20,372	10,790	445	3,822
	$418,186	$89,115	$10,790	$18,632	$299,649
____________________
(1) Includes amounts paid for development from October 30, 2018, the date of consolidation of the Farley Office and Retail Building.
Funds From Operations
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 130 of this Annual Report on Form 10-K.

FFO - continued
Vornado Realty Trust - continued
FFO attributable to common shareholders plus assumed conversions was $311,876,000, or $1.63 per diluted share, for the three months ended December 31, 2019, compared to $210,100,000, or $1.10 per diluted share, for the prior year's three months. FFO attributable to common shareholders plus assumed conversions was $1,003,398,000, or $5.25 per diluted share, for the year ended December 31, 2019, compared to $729,740,000, or $3.82 per diluted share, for the prior year. Details of certain items that impact FFO are discussed in the financial results summary of our “Overview.”

(Amounts in thousands, except per share amounts)	For the Three Months Ended December 31,		For the Year Ended December 31,
	2019	2018	2019	2018
Reconciliation of our net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$193,217	$100,494	$3,097,806	$384,832
Per diluted share	$1.01	$0.53	$16.21	$2.01

FFO adjustments:
Depreciation and amortization of real property	$85,609	$104,067	$389,024	$413,091
Net losses (gains) on sale of real estate	58	—	(178,711)	(158,138)
Real estate impairment losses	565	12,000	32,001	12,000
Net gain on transfer to Fifth Avenue and Times Square JV on April 18, 2019, net of $11,945 attributable to noncontrolling interests	—	—	(2,559,154)	—
Net gain from sale of UE common shares (sold on March 4, 2019)	—	—	(62,395)	—
Decrease (increase) in fair value of marketable securities:
PREIT	2,438	—	21,649	—
Lexington (sold on March 1, 2019)	—	1,662	(16,068)	26,596
Other	—	(10)	(48)	(143)
After-tax purchase price fair value adjustment on depreciable real estate	—	(27,289)	—	(27,289)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	37,389	24,309	134,706	101,591
Net gains on sale of real estate	—	—	—	(3,998)
Decrease in fair value of marketable securities	864	2,081	2,852	3,882
	126,923	116,820	(2,236,144)	367,592
Noncontrolling interests' share of above adjustments	(8,278)	(7,229)	141,679	(22,746)
FFO adjustments, net	$118,645	$109,591	$(2,094,465)	$344,846

FFO attributable to common shareholders	$311,862	$210,085	$1,003,341	$729,678
Convertible preferred share dividends	14	15	57	62
FFO attributable to common shareholders plus assumed conversions	$311,876	$210,100	$1,003,398	$729,740
Per diluted share	$1.63	$1.10	$5.25	$3.82

Reconciliation of Weighted Average Shares
Weighted average common shares outstanding	190,916	190,348	190,801	190,219
Effect of dilutive securities:
Employee stock options and restricted share awards	191	814	216	933
Convertible preferred shares	33	37	34	37
Denominator for FFO per diluted share	191,140	191,199	191,051	191,189

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and unit amounts)	2019			2018
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$1,643,500	3.09%	$16,435	$3,292,382	4.31%
Fixed rate	5,801,516	3.57%	—	6,603,465	3.65%
	$7,445,016	3.46%	16,435	$9,895,847	3.87%
Pro rata share of debt of non-consolidated entities(1)(2):
Variable rate	$1,441,690	3.34%	14,417	$1,237,388	4.06%
Fixed rate	1,361,169	3.93%	—	1,382,068	4.19%
	$2,802,859	3.62%	14,417	$2,619,456	4.13%
Noncontrolling interests’ share of consolidated subsidiaries			(339)
Total change in annual net income attributable to the Operating Partnership			30,513
Noncontrolling interests’ share of the Operating Partnership			(1,944)
Total change in annual net income attributable to Vornado			$28,569
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.15
Total change in annual net income attributable to Vornado per diluted share			$0.15
_______________________

(1)
As a result of the bankruptcy plan of reorganization for Toys "R" Us, Inc. ("Toys") being declared effective and our stock in Toys being canceled, we no longer hold an investment in Toys. Accordingly, no Toys debt is included in our pro rata share of debt of non-consolidated entities.

(2)
Our pro rata share of debt of non-consolidated entities as of December 31, 2019 and 2018 is net of our $63,409 share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt.

Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt, as of December 31, 2019.

(Amounts in thousands)	As of December 31, 2019
			Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount	Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
770 Broadway mortgage loan	$4,045	$700,000	L+175	3.46%	2.56%	9/20
888 Seventh Avenue mortgage loan	218	375,000	L+170	3.44%	3.25%	12/20
Other	64	175,000
	$4,327	$1,250,000

Included in other liabilities:
Unsecured term loan	$36,809	$750,000	L+100	2.80%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	3,545	100,000	L+180	3.52%	4.14%	1/25
	$40,354	$850,000
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2019, the estimated fair value of our consolidated debt was $7,507,000,000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Investments in Partially Owned Entities - Fifth Avenue and Times Square JV - Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description
Prior to April 18, 2019, the Company contributed its interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway, and 1540 Broadway (collectively, the “Properties”) to subsidiaries of a newly formed joint venture (“Fifth Avenue and Times Square JV”). On April 18, 2019, the Company transferred a 48.5% common interest in the joint venture to a group of institutional investors (the “Investors”) and retained the remaining 51.5% common interest in the joint venture and an aggregate $1.828 billion of preferred equity interests in certain of the Properties. Net cash proceeds from the transaction were $1.179 billion. The Company continues to manage and lease the Properties. The Company shares control with the Investors over major decisions of the joint venture, including decisions regarding leasing, operating and capital budgets, and refinancings.

The Company performed a Variable Interest Entity (“VIE”) and a Voting Interest Entity (“VOE”) analysis for the entities in the organizational structure of the transaction and concluded Fifth Avenue and Times Square JV is a VOE. The Company also determined that the entities in the organizational structure did not meet the criteria to qualify as a VIE. Through its detailed analysis of the various decision-making rights and powers that each party possesses, management concluded that the Company and the Investors both have the ability to block or participate in the activities that most significantly impact the entity’s economic performance. The Company no longer held a controlling financial interest in the joint venture and as a result deconsolidated the joint venture and began accounting for the investment under the equity method of accounting from the date of transfer. The transaction valued the Properties at $5.556 billion. As a result, there was a step-up in basis of the Company’s retained portion of the Properties to fair value. The gain on transfer consisted of both the gain on the partial sale of the Company’s interest and the gain resulting from the step-up in basis of the retained interest to fair value, less transaction costs, to arrive at an overall net gain of $2.571 billion.
We identified the consolidation analysis as a critical audit matter because the consolidation analysis, specifically the determination of control, and the propriety of gain recognition, involved an interpretation of especially complex accounting principles generally accepted in the United States of America. The evaluation of management’s determination of control required an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting treatment of the partial sale included, among other things, the following:

•
We tested the effectiveness of controls over management’s determination of control over the joint venture, the resulting deconsolidation of the Properties, and whether a gain or loss should be recognized.

•
We read transaction agreements, traced and agreed the facts included in the Company’s accounting treatment memo to the agreements, and evaluated the assumptions used to arrive at the determined conclusion.

•	We consulted with our consolidation subject matter experts to assess the reasonableness of the Company’s accounting conclusions.

•	We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

Critical Audit Matter Description
The Fifth Avenue and Times Square JV transaction valued the Properties at $5.556 billion resulting in a financial statement net gain of $2.571 billion. The value was allocated to the assets and liabilities of each property based on their relative fair values. The Company utilized the market approach and the income approach to determine relative fair values. The income approach utilizes the present value of future cash flows that are based on a number of factors, including significant management estimates related to discount rates and capitalization rates, to determine the value of each asset and liability by property.
We identified the valuation of the Properties as a critical audit matter because performing audit procedures to evaluate the reasonableness of the discount rates and capitalization rates used to determine the value of each asset and liability by property required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of assets acquired and liabilities assumed for the Fifth Avenue and Times Square JV transaction included, among other things, the following:

•
We tested the effectiveness of controls over the Company’s review of the compilation of inputs related to the valuation and the determination of fair value of assets acquired and liabilities assumed, including management’s valuation methodology.

•	With the assistance of our fair value specialists, we assessed the reasonableness of management’s significant assumptions, such as discount and capitalization rates, using comparable market data.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the significant assumptions, including testing the source information underlying the determination of these assumptions, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the assumptions selected by management.

•	We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

Impairment Losses - Refer to Notes 2, 14, and 16 to the financial statements
Critical Audit Matter Description
The Company’s properties, including any related right-of-use assets and intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. The Company’s undiscounted cash flows is subjective and is based, in part, on estimates and assumptions such as market rental rates and capitalization rates. In the event a property is not recoverable, the Company’s evaluation of anticipated discounted cash flows is subjective and is based, in part, on estimates and assumptions such as market rental rates, capitalization rates, and discount rates that could differ materially from actual results. The Company recognizes impairment losses within “Transaction related costs, impairment losses and other” within the consolidated statements of income. Total non-cash impairment losses for the year ended December 31, 2019 were $107,221,000.
We identified the impairment of long-lived assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability and fair value of the assets, specifically the estimates of market rental rates, capitalization rates, and discount rates for each real estate asset. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted and discounted cash flow analyses included, among other things, the following:

•
We tested the effectiveness of controls over management’s evaluation of the recoverability of long-lived assets based on undiscounted cash flows and the measurement of impairment based on discounted cash flows, including those over the market rental rates, capitalization rates, and discount rates used in the assessment.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of significant assumptions in the undiscounted and discounted cash flow analyses, including estimates of market rental rates, capitalization rates, and discount rates, for properties with impairment indicators. We developed independent estimates of the market rental rates, capitalization rates, and discount rates, focusing on geographical location and property type and compared our independent estimates to the estimates and assumptions used by the Company. In addition, we tested the mathematical accuracy of the undiscounted and discounted cash flow analyses.

•	We evaluated the reasonableness of management’s undiscounted and discounted cash flow analyses by comparing management’s projections to the Company’s historical results and external market sources.

•	We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 18, 2020

We have served as the Company’s auditor since 1976.

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit, share and per share amounts)	As of December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$2,591,261	$3,306,280
Buildings and improvements	7,953,163	10,110,992
Development costs and construction in progress	1,490,614	2,266,491
Moynihan Train Hall development expenditures	914,960	445,693
Leasehold improvements and equipment	124,014	108,427
Total	13,074,012	16,237,883
Less accumulated depreciation and amortization	(3,015,958)	(3,180,175)
Real estate, net	10,058,054	13,057,708
Right-of-use assets	379,546	—
Cash and cash equivalents	1,515,012	570,916
Restricted cash	92,119	145,989
Marketable securities	33,313	152,198
Tenant and other receivables	95,733	73,322
Investments in partially owned entities	3,999,165	858,113
Real estate fund investments	222,649	318,758
220 Central Park South condominium units ready for sale	408,918	99,627
Receivable arising from the straight-lining of rents	742,206	935,131
Deferred leasing costs, net of accumulated amortization of $196,229 and $207,529	353,986	400,313
Identified intangible assets, net of accumulated amortization of $98,587 and $172,114	30,965	136,781
Other assets	355,347	431,938
	$18,287,013	$17,180,794
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,639,897	$8,167,798
Senior unsecured notes, net	445,872	844,002
Unsecured term loan, net	745,840	744,821
Unsecured revolving credit facilities	575,000	80,000
Lease liabilities	498,254	—
Moynihan Train Hall obligation	914,960	445,693
Special dividend/distribution payable on January 15, 2020	398,292	—
Accounts payable and accrued expenses	440,049	430,976
Deferred revenue	59,429	167,730
Deferred compensation plan	103,773	96,523
Other liabilities	265,754	311,806
Total liabilities	10,087,120	11,289,349
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,298,956 and 12,544,477 units outstanding	884,380	778,134
Series D cumulative redeemable preferred units - 141,401 and 177,101 units outstanding	4,535	5,428
Total redeemable noncontrolling interests	888,915	783,562
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,795,640 and 36,798,580 shares	891,214	891,294
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 190,985,677 and 190,535,499 shares	7,618	7,600
Additional capital	7,827,697	7,725,857
Earnings less than distributions	(1,954,266)	(4,167,184)
Accumulated other comprehensive (loss) income	(40,233)	7,664
Total shareholders' equity	6,732,030	4,465,231
Noncontrolling interests in consolidated subsidiaries	578,948	642,652
Total equity	7,310,978	5,107,883
	$18,287,013	$17,180,794
See notes to the consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2019	2018	2017
REVENUES:
Rental revenues	$1,767,222	$2,007,333	$1,948,376
Fee and other income	157,478	156,387	135,750
Total revenues	1,924,700	2,163,720	2,084,126
EXPENSES:
Operating	(917,981)	(963,478)	(886,596)
Depreciation and amortization	(419,107)	(446,570)	(429,389)
General and administrative	(169,920)	(141,871)	(150,782)
(Expense) benefit from deferred compensation plan liability	(11,609)	2,480	(6,932)
Transaction related costs, impairment losses and other	(106,538)	(31,320)	(1,776)
Total expenses	(1,625,155)	(1,580,759)	(1,475,475)

Income from partially owned entities	78,865	9,149	15,200
(Loss) income from real estate fund investments	(104,082)	(89,231)	3,240
Interest and other investment income, net	21,819	17,057	30,861
Income (loss) from deferred compensation plan assets	11,609	(2,480)	6,932
Interest and debt expense	(286,623)	(347,949)	(345,654)
Net gain on transfer to Fifth Avenue and Times Square JV	2,571,099	—	—
Purchase price fair value adjustment	—	44,060	—
Net gains on disposition of wholly owned and partially owned assets	845,499	246,031	501
Income before income taxes	3,437,731	459,598	319,731
Income tax expense	(103,439)	(37,633)	(42,375)
Income from continuing operations	3,334,292	421,965	277,356
(Loss) income from discontinued operations	(30)	638	(13,228)
Net income	3,334,262	422,603	264,128
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	24,547	53,023	(25,802)
Operating Partnership	(210,872)	(25,672)	(10,910)
Net income attributable to Vornado	3,147,937	449,954	227,416
Preferred share dividends	(50,131)	(50,636)	(65,399)
Preferred share issuance costs	—	(14,486)	—
NET INCOME attributable to common shareholders	$3,097,806	$384,832	$162,017

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$16.23	$2.02	$0.92
Loss from discontinued operations, net	—	—	(0.07)
Net income per common share	$16.23	$2.02	$0.85
Weighted average shares outstanding	190,801	190,219	189,526

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$16.21	$2.01	$0.91
Loss from discontinued operations, net	—	—	(0.06)
Net income per common share	$16.21	$2.01	$0.85
Weighted average shares outstanding	191,053	191,290	191,258

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
Net income	$3,334,262	$422,603	$264,128
Other comprehensive (loss) income:
(Reduction) increase in value of interest rate swaps and other	(47,883)	(14,635)	15,477
Amounts reclassified from accumulated other comprehensive (loss) income relating to nonconsolidated subsidiaries	(2,311)	—	14,402
Other comprehensive (loss) income of nonconsolidated subsidiaries	(938)	1,155	1,425
Reduction in unrealized net gain on available-for-sale securities	—	—	(20,951)
Comprehensive income	3,283,130	409,123	274,481
Less comprehensive (income) loss attributable to noncontrolling interests	(183,090)	28,187	(37,356)
Comprehensive income attributable to Vornado	$3,100,040	$437,310	$237,125

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share amounts)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	3,147,937	—	—	3,147,937
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(24,547)	(24,547)
Dividends on common shares:
Special dividend ($1.95 per share)	—	—	—	—	—	(372,380)	—	—	(372,380)
Aggregate quarterly dividends (see Note 12 for dividends per share amounts)	—	—	—	—	—	(503,785)	—	—	(503,785)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(50,131)	—	—	(50,131)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	171	7	11,243	—	—	—	11,250
Under employees' share option plan	—	—	245	10	5,479	(8,587)	—	—	(3,098)
Under dividend reinvestment plan	—	—	22	1	1,413	—	—	—	1,414
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	9,023	9,023
Other	—	—	—	—	—	—	—	8,848	8,848
Distributions	—	—	—	—	—	—	—	(45,587)	(45,587)
Conversion of Series A preferred shares to common shares	(2)	(80)	6	—	80	—	—	—	—
Deferred compensation shares and options	—	—	7	—	1,095	(105)	—	—	990
Amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(938)	—	(938)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(47,885)	—	(47,885)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	70,810	—	—	—	70,810
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,235	—	3,235
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	(2)	—	—	—	—	(31)	2	—	(29)
Balance, December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado	—	—	—	—	—	449,954	—	—	449,954
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(53,023)	(53,023)
Dividends on common shares ($2.52 per share)	—	—	—	—	—	(479,348)	—	—	(479,348)
Dividends on preferred shares	—	—	—	—	—	(50,636)	—	—	(50,636)
Series G and Series I cumulative redeemable preferred shares issuance costs	—	(663)	—	—	—	(14,486)	—	—	(15,149)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	244	10	17,058	—	—	—	17,068
Under employees' share option plan	—	—	279	12	5,907	(12,185)	—	—	(6,266)
Under dividend reinvestment plan	—	—	20	1	1,389	—	—	—	1,390
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	46,942	46,942
Other	—	—	—	—	—	—	—	15,715	15,715
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(12,665)	(12,665)
Other	—	—	—	—	—	—	—	(33,250)	(33,250)
Conversion of Series A preferred shares to common shares	—	(31)	2	—	30	—	—	—	(1)
Deferred compensation shares and options	—	—	6	—	1,157	(121)	—	—	1,036
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	1,155	—	1,155
Reduction in value of interest rate swaps	—	—	—	—	—	—	(14,634)	—	(14,634)
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	198,064	—	—	—	198,064
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	836	—	836
Consolidation of the Farley joint venture	—	—	—	—	—	—	—	8,720	8,720
Other	—	—	—	—	548	(2)	(1)	164	709
Balance, December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,542	$7,153,332	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado	—	—	—	—	—	227,416	—	—	227,416
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	25,802	25,802
Dividends on common shares ($2.62 per share)	—	—	—	—	—	(496,490)	—	—	(496,490)
Dividends on preferred shares	—	—	—	—	—	(65,399)	—	—	(65,399)
Series M cumulative redeemable preferred shares issuance	12,780	309,609	—	—	—	—	—	—	309,609
Series G and Series I cumulative redeemable preferred shares called for redemption	(18,800)	(455,514)	—	—	—	—	—	—	(455,514)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	403	16	38,731	—	—	—	38,747
Under employees' share option plan	—	—	449	18	28,235	—	—	—	28,253
Under dividend reinvestment plan	—	—	17	1	1,458	—	—	—	1,459
Contributions	—	—	—	—	—	—	—	1,044	1,044
Distributions:
JBG SMITH Properties	—	—	—	—	—	(2,428,345)	—	—	(2,428,345)
Real estate fund investments	—	—	—	—	—	—	—	(73,850)	(73,850)
Other	—	—	—	—	—	—	—	(2,618)	(2,618)
Conversion of Series A preferred shares to common shares	(5)	(162)	10	—	162	—	—	—	—
Deferred compensation shares and options	—	—	—	—	2,246	(418)	—	—	1,828
Reduction in unrealized net gain on available-for-sale securities	—	—	—	—	—	—	(20,951)	—	(20,951)
Amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	14,402	—	14,402
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	1,425	—	1,425
Increase in value of interest rate swaps	—	—	—	—	—	—	15,477	—	15,477
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	268,494	—	—	—	268,494
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(642)	—	(642)
Other	—	—	4	—	—	(635)	(1)	(306)	(942)
Balance, December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$3,334,262	$422,603	$264,128
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—	—
Net gains on disposition of wholly owned and partially owned assets	(845,499)	(246,031)	(501)
Depreciation and amortization (including amortization of deferred financing costs)	438,933	472,785	529,826
Distributions of income from partially owned entities	116,826	78,831	82,095
Net realized and unrealized loss on real estate fund investments	106,109	84,706	15,267
Equity in net income of partially owned entities	(78,865)	(9,149)	(15,635)
Non-cash impairment loss on 608 Fifth Avenue right-of-use asset	75,220	—	—
Stock-based compensation expense	53,908	31,722	32,829
Real estate impairment losses and related write-offs	26,705	12,000	—
Prepayment penalty on redemption of senior unsecured notes due 2022	22,058	—	—
Amortization of below-market leases, net	(19,830)	(38,573)	(46,790)
Straight-lining of rents	9,679	(7,605)	(45,792)
Decrease in fair value of marketable securities	5,533	26,453	—
Purchase price fair value adjustment	—	(44,060)	—
Return of capital from real estate fund investments	—	20,290	91,606
Change in valuation of deferred tax assets and liabilities	—	12,835	34,800
Net gains on real estate and other	—	—	(3,489)
Other non-cash adjustments	13,765	7,499	23,651
Changes in operating assets and liabilities:
Real estate fund investments	(10,000)	(68,950)	—
Tenant and other receivables, net	(25,988)	(14,532)	1,183
Prepaid assets	7,558	151,533	(12,292)
Other assets	(4,302)	(84,222)	(79,199)
Accounts payable and accrued expenses	5,940	5,869	3,760
Other liabilities	1,626	(11,363)	(15,305)
Net cash provided by operating activities	662,539	802,641	860,142

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	1,605,356	214,776	—
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	1,248,743	—	—
Development costs and construction in progress	(649,056)	(418,186)	(355,852)
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—	—
Moynihan Train Hall expenditures	(438,935)	(74,609)	—
Proceeds from sale of real estate and related investments	324,201	219,731	9,543
Additions to real estate	(233,666)	(234,602)	(271,308)
Proceeds from sales of marketable securities	168,314	4,101	—
Acquisitions of real estate and other	(69,699)	(574,812)	(30,607)
Distributions of capital from partially owned entities	24,880	100,178	366,155
Investments in partially owned entities	(18,257)	(37,131)	(40,537)
Proceeds from repayments of loans receivable	1,395	25,757	659
Investments in loans receivable	—	(105,000)	—
Net consolidation of Farley Office and Retail Building	—	2,075	—
Proceeds from the repayment of JBG SMITH Properties loan receivable	—	—	115,630
Net cash provided by (used in) investing activities	2,463,276	(877,722)	(206,317)

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	Year Ended December 31,
	2019	2018	2017
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,718,987)	$(685,265)	$(631,681)
Proceeds from borrowings	1,108,156	526,766	1,055,872
Dividends paid on common shares	(503,785)	(479,348)	(496,490)
Moynihan Train Hall reimbursement from Empire State Development	438,935	74,609	—
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—	—
Distributions to noncontrolling interests	(80,194)	(76,149)	(109,697)
Dividends paid on preferred shares	(50,131)	(55,115)	(64,516)
Contributions from noncontrolling interests	17,871	61,062	1,044
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—	—
Debt issuance costs	(15,588)	(12,908)	(12,325)
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(8,692)	(12,969)	(418)
Proceeds received from exercise of employee share options and other	6,903	7,309	29,712
Redemption of preferred shares	(893)	(470,000)	—
Debt prepayment and extinguishment costs	—	(818)	(3,217)
Cash and cash equivalents and restricted cash included in the spin-off of JBG SMITH Properties ($275,000 plus The Bartlett financing proceeds less transaction costs and other mortgage items)	—	—	(416,237)
Proceeds from issuance of preferred units	—	—	309,609
Net cash used in financing activities	(2,235,589)	(1,122,826)	(338,344)
Net increase (decrease) in cash and cash equivalents and restricted cash	890,226	(1,197,907)	315,481
Cash and cash equivalents and restricted cash at beginning of period	716,905	1,914,812	1,599,331
Cash and cash equivalents and restricted cash at end of period	$1,607,131	$716,905	$1,914,812

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$570,916	$1,817,655	$1,501,027
Restricted cash at beginning of period	145,989	97,157	95,032
Restricted cash included in discontinued operations at beginning of period	—	—	3,272
Cash and cash equivalents and restricted cash at beginning of period	$716,905	$1,914,812	$1,599,331

Cash and cash equivalents at end of period	$1,515,012	$570,916	$1,817,655
Restricted cash at end of period	92,119	145,989	97,157
Cash and cash equivalents and restricted cash at end of period	$1,607,131	$716,905	$1,914,812

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $67,980, $67,402 and $43,071	$283,613	$311,835	$338,983
Cash payments for income taxes	$59,834	$62,225	$6,727

Non-Cash Investing and Financing Activities:
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	$2,327,750	$—	$—
Common equity	1,449,495	—	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	1,311,468	233,179	—
Lease liabilities arising from the recognition of right-of-use assets	526,866	—	—
Marketable securities transferred in connection with the defeasance of mortgage payable	(407,126)	—	—
Special dividend/distribution declared and payable on January 15, 2020	398,292	—	—
Defeased mortgage payable	390,000	—	—
Write-off of fully depreciated assets	(122,813)	(86,064)	(58,810)
Accrued capital expenditures included in accounts payable and accrued expenses	109,975	88,115	102,976
Adjustments to carry redeemable Class A units at redemption value	70,810	198,064	268,494
Recognition of negative basis related to the sale of our investment in 330 Madison Avenue	60,052	—	—
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive (loss) income" to "marketable securities" upon conversion of operating partnership units to common shares	54,962	—	—
Increase in assets and liabilities resulting from the consolidation of Farley Office and Retail Building:
Real estate, net	—	401,708	—
Mortgage payable, net	—	249,459	—
Increase in assets and liabilities resulting from the consolidation of Moynihan Train Hall:
Real estate, net	—	346,926	—
Moynihan Train Hall obligation	—	346,926	—
Non-cash distribution to JBG SMITH Properties:
Assets	—	—	3,432,738
Liabilities	—	—	(1,414,186)
Equity	—	—	(2,018,552)
Reclassification of Series G and Series I cumulative redeemable preferred shares to liabilities upon call for redemption	—	—	455,514
Loan receivable established upon the spin-off of JBG SMITH Properties	—	—	115,630
Reduction in unrealized net gain on available-for-sale securities	—	—	(20,951)

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Investments in Partially Owned Entities - Fifth Avenue and Times Square JV - Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description
Prior to April 18, 2019, the Partnership contributed its interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway, and 1540 Broadway (collectively, the “Properties”) to subsidiaries of a newly formed joint venture (“Fifth Avenue and Times Square JV”). On April 18, 2019, the Partnership transferred a 48.5% common interest in the joint venture to a group of institutional investors (the “Investors”) and retained the remaining 51.5% common interest in the joint venture and an aggregate $1.828 billion of preferred equity interests in certain of the Properties. Net cash proceeds from the transaction were $1.179 billion. The Partnership continues to manage and lease the Properties. The Partnership shares control with the Investors over major decisions of the joint venture, including decisions regarding leasing, operating and capital budgets, and refinancings.

The Partnership performed a Variable Interest Entity (“VIE”) and a Voting Interest Entity (“VOE”) analysis for the entities in the organizational structure of the transaction and concluded Fifth Avenue and Times Square JV is a VOE. The Partnership also determined that the entities in the organizational structure did not meet the criteria to qualify as a VIE. Through its detailed analysis of the various decision-making rights and powers that each party possesses, management concluded that the Partnership and the Investors both have the ability to block or participate in the activities that most significantly impact the entity’s economic performance. The Partnership no longer held a controlling financial interest in the joint venture and as a result deconsolidated the joint venture and began accounting for the investment under the equity method of accounting from the date of transfer. The transaction valued the Properties at $5.556 billion. As a result, there was a step-up in basis of the Partnership’s retained portion of the Properties to fair value. The gain on transfer consisted of both the gain on the partial sale of the Partnership’s interest and the gain resulting from the step-up in basis of the retained interest to fair value, less transaction costs, to arrive at an overall net gain of $2.571 billion.
We identified the consolidation analysis as a critical audit matter because the consolidation analysis, specifically the determination of control, and the propriety of gain recognition, involved an interpretation of especially complex accounting principles generally accepted in the United States of America. The evaluation of management’s determination of control required an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting treatment of the partial sale included, among other things, the following:

•
We tested the effectiveness of controls over management’s determination of control over the joint venture, the resulting deconsolidation of the Properties, and whether a gain or loss should be recognized.

•
We read transaction agreements, traced and agreed the facts included in the Partnership’s accounting treatment memo to the agreements, and evaluated the assumptions used to arrive at the determined conclusion.

•	We consulted with our consolidation subject matter experts to assess the reasonableness of the Partnership’s accounting conclusions.

•	We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

Critical Audit Matter Description
The Fifth Avenue and Times Square JV transaction valued the Properties at $5.556 billion resulting in a financial statement net gain of $2.571 billion. The value was allocated to the assets and liabilities of each property based on their relative fair values. The Partnership utilized the market approach and the income approach to determine relative fair values. The income approach utilizes the present value of future cash flows that are based on a number of factors, including significant management estimates related to discount rates and capitalization rates, to determine the value of each asset and liability by property.
We identified the valuation of the Properties as a critical audit matter because performing audit procedures to evaluate the reasonableness of the discount rates and capitalization rates used to determine the value of each asset and liability by property required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of assets acquired and liabilities assumed for the Fifth Avenue and Times Square JV transaction included, among other things, the following:

•
We tested the effectiveness of controls over the Partnership’s review of the compilation of inputs related to the valuation and the determination of fair value of assets acquired and liabilities assumed, including management’s valuation methodology.

•	With the assistance of our fair value specialists, we assessed the reasonableness of management’s significant assumptions, such as discount and capitalization rates, using comparable market data.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the significant assumptions, including testing the source information underlying the determination of these assumptions, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the assumptions selected by management.

•	We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

Impairment Losses - Refer to Notes 2, 14, and 16 to the financial statements

Critical Audit Matter Description
The Partnership’s properties, including any related right-of-use assets and intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. The Partnership’s undiscounted cash flows is subjective and is based, in part, on estimates and assumptions such as market rental rates and capitalization rates. In the event a property is not recoverable, the Partnership’s evaluation of anticipated discounted cash flows is subjective and is based, in part, on estimates and assumptions such as market rental rates, capitalization rates, and discount rates that could differ materially from actual results. The Partnership recognizes impairment losses within “Transaction related costs, impairment losses and other” within the consolidated statements of income. Total non-cash impairment losses for the year ended December 31, 2019 were $107,221,000.
We identified the impairment of long-lived assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability and fair value of the assets, specifically the estimates of market rental rates, capitalization rates, and discount rates for each real estate asset. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted and discounted cash flow analyses included, among other things, the following:

•
We tested the effectiveness of controls over management’s evaluation of the recoverability of long-lived assets based on undiscounted cash flows and the measurement of impairment based on discounted cash flows, including those over the market rental rates, capitalization rates, and discount rates used in the assessment.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of significant assumptions in the undiscounted and discounted cash flow analyses, including estimates of market rental rates, capitalization rates, and discount rates, for properties with impairment indicators. We developed independent estimates of the market rental rates, capitalization rates, and discount rates, focusing on geographical location and property type and compared our independent estimates to the estimates and assumptions used by the Partnership. In addition, we tested the mathematical accuracy of the undiscounted and discounted cash flow analyses.

•
We evaluated the reasonableness of management’s undiscounted and discounted cash flow analyses by comparing management’s projections to the Partnership’s historical results and external market sources.

•	We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 18, 2020

We have served as the Partnership’s auditor since 1997.

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	As of December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$2,591,261	$3,306,280
Buildings and improvements	7,953,163	10,110,992
Development costs and construction in progress	1,490,614	2,266,491
Moynihan Train Hall development expenditures	914,960	445,693
Leasehold improvements and equipment	124,014	108,427
Total	13,074,012	16,237,883
Less accumulated depreciation and amortization	(3,015,958)	(3,180,175)
Real estate, net	10,058,054	13,057,708
Right-of-use assets	379,546	—
Cash and cash equivalents	1,515,012	570,916
Restricted cash	92,119	145,989
Marketable securities	33,313	152,198
Tenant and other receivables	95,733	73,322
Investments in partially owned entities	3,999,165	858,113
Real estate fund investments	222,649	318,758
220 Central Park South condominium units ready for sale	408,918	99,627
Receivable arising from the straight-lining of rents	742,206	935,131
Deferred leasing costs, net of accumulated amortization of $196,229 and $207,529	353,986	400,313
Identified intangible assets, net of accumulated amortization of $98,587 and $172,114	30,965	136,781
Other assets	355,347	431,938
	$18,287,013	$17,180,794

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$5,639,897	$8,167,798
Senior unsecured notes, net	445,872	844,002
Unsecured term loan, net	745,840	744,821
Unsecured revolving credit facilities	575,000	80,000
Lease liabilities	498,254	—
Moynihan Train Hall obligation	914,960	445,693
Special distribution payable on January 15, 2020	398,292	—
Accounts payable and accrued expenses	440,049	430,976
Deferred revenue	59,429	167,730
Deferred compensation plan	103,773	96,523
Other liabilities	265,754	311,806
Total liabilities	10,087,120	11,289,349
Commitments and contingencies
Redeemable partnership units:
Class A units - 13,298,956 and 12,544,477 units outstanding	884,380	778,134
Series D cumulative redeemable preferred units - 141,401 and 177,101 units outstanding	4,535	5,428
Total redeemable partnership units	888,915	783,562
Partners' equity:
Partners' capital	8,726,529	8,624,751
Earnings less than distributions	(1,954,266)	(4,167,184)
Accumulated other comprehensive (loss) income	(40,233)	7,664
Total partners' equity	6,732,030	4,465,231
Noncontrolling interests in consolidated subsidiaries	578,948	642,652
Total equity	7,310,978	5,107,883
	$18,287,013	$17,180,794
See notes to the consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2019	2018	2017
REVENUES:
Rental revenues	$1,767,222	$2,007,333	$1,948,376
Fee and other income	157,478	156,387	135,750
Total revenues	1,924,700	2,163,720	2,084,126
EXPENSES:
Operating	(917,981)	(963,478)	(886,596)
Depreciation and amortization	(419,107)	(446,570)	(429,389)
General and administrative	(169,920)	(141,871)	(150,782)
(Expense) benefit from deferred compensation plan liability	(11,609)	2,480	(6,932)
Transaction related costs, impairment losses and other	(106,538)	(31,320)	(1,776)
Total expenses	(1,625,155)	(1,580,759)	(1,475,475)

Income from partially owned entities	78,865	9,149	15,200
(Loss) income from real estate fund investments	(104,082)	(89,231)	3,240
Interest and other investment income, net	21,819	17,057	30,861
Income (loss) from deferred compensation plan assets	11,609	(2,480)	6,932
Interest and debt expense	(286,623)	(347,949)	(345,654)
Net gain on transfer to Fifth Avenue and Times Square JV	2,571,099	—	—
Purchase price fair value adjustment	—	44,060	—
Net gains on disposition of wholly owned and partially owned assets	845,499	246,031	501
Income before income taxes	3,437,731	459,598	319,731
Income tax expense	(103,439)	(37,633)	(42,375)
Income from continuing operations	3,334,292	421,965	277,356
(Loss) income from discontinued operations	(30)	638	(13,228)
Net income	3,334,262	422,603	264,128
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	24,547	53,023	(25,802)
Net income attributable to Vornado Realty L.P.	3,358,809	475,626	238,326
Preferred unit distributions	(50,296)	(50,830)	(65,593)
Preferred unit issuance costs	—	(14,486)	—
NET INCOME attributable to Class A unitholders	$3,308,513	$410,310	$172,733

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$16.22	$2.01	$0.91
Income (loss) from discontinued operations, net	—	0.01	(0.07)
Net income per Class A unit	$16.22	$2.02	$0.84
Weighted average units outstanding	202,947	202,068	201,214

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$16.19	$2.00	$0.90
Loss from discontinued operations, net	—	—	(0.07)
Net income per Class A unit	$16.19	$2.00	$0.83
Weighted average units outstanding	203,248	203,412	203,300

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
Net income	$3,334,262	$422,603	$264,128
Other comprehensive (loss) income:
(Reduction) increase in value of interest rate swaps and other	(47,883)	(14,635)	15,477
Amounts reclassified from accumulated other comprehensive (loss) income relating to nonconsolidated subsidiaries	(2,311)	—	14,402
Other comprehensive (loss) income of nonconsolidated subsidiaries	(938)	1,155	1,425
Reduction in unrealized net gain on available-for-sale securities	—	—	(20,951)
Comprehensive income	3,283,130	409,123	274,481
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	24,547	53,023	(25,802)
Comprehensive income attributable to Vornado Realty L.P.	$3,307,677	$462,146	$248,679

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per unit amounts)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	3,358,809	—	—	3,358,809
Net income attributable to redeemable partnership units	—	—	—	—	(210,872)	—	—	(210,872)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(24,547)	(24,547)
Distributions to Vornado:
Special distribution ($1.95 per Class A unit)	—	—	—	—	(372,380)	—	—	(372,380)
Aggregate quarterly distributions to Vornado (see Note 12 for distributions per unit amounts)	—	—	—	—	(503,785)	—	—	(503,785)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(50,131)	—	—	(50,131)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	171	11,250	—	—	—	11,250
Under Vornado's employees' share option plan	—	—	245	5,489	(8,587)	—	—	(3,098)
Under Vornado's dividend reinvestment plan	—	—	22	1,414	—	—	—	1,414
Contributions:
Real estate fund investments	—	—	—	—	—	—	9,023	9,023
Other	—	—	—	—	—	—	8,848	8,848
Distributions	—	—	—	—	—	—	(45,587)	(45,587)
Conversion of Series A preferred units to Class A units	(2)	(80)	6	80	—	—	—	—
Deferred compensation units and options	—	—	7	1,095	(105)	—	—	990
Amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(938)	—	(938)
Reduction in value of interest rate swaps	—	—	—	—	—	(47,885)	—	(47,885)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	70,810	—	—	—	70,810
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,235	—	3,235
Deconsolidation of partially owned entity	—	—	—	—	—	—	(11,441)	(11,441)
Other	(2)	—	—	—	(31)	2	—	(29)
Balance, December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amount)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado Realty L.P.	—	—	—	—	475,626	—	—	475,626
Net income attributable to redeemable partnership units	—	—	—	—	(25,672)	—	—	(25,672)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(53,023)	(53,023)
Distributions to Vornado ($2.52 per Class A unit)	—	—	—	—	(479,348)	—	—	(479,348)
Distributions to preferred unitholders	—	—	—	—	(50,636)	—	—	(50,636)
Series G and Series I cumulative redeemable preferred units issuance costs	—	(663)	—	—	(14,486)	—	—	(15,149)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	244	17,068	—	—	—	17,068
Under Vornado's employees' share option plan	—	—	279	5,919	(12,185)	—	—	(6,266)
Under Vornado's dividend reinvestment plan	—	—	20	1,390	—	—	—	1,390
Contributions:
Real estate fund investments	—	—	—	—	—	—	46,942	46,942
Other	—	—	—	—	—	—	15,715	15,715
Distributions:
Real estate fund investments	—	—	—	—	—	—	(12,665)	(12,665)
Other	—	—	—	—	—	—	(33,250)	(33,250)
Conversion of Series A preferred units to Class A units	—	(31)	2	30	—	—	—	(1)
Deferred compensation units and options	—	—	6	1,157	(121)	—	—	1,036
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	1,155	—	1,155
Reduction in value of interest rate swaps	—	—	—	—	—	(14,634)	—	(14,634)
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	9,046	—	—	—	9,046
Adjustments to carry redeemable Class A units at redemption value	—	—	—	198,064	—	—	—	198,064
Redeemable partnership units' share of above adjustments	—	—	—	—	—	836	—	836
Consolidation of the Farley joint venture	—	—	—	—	—	—	8,720	8,720
Other	—	—	—	548	(2)	(1)	164	709
Balance, December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amount)	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Units	Amount	Units	Amount
Balance, December 31, 2016	42,825	$1,038,055	189,101	$7,160,874	$(1,419,382)	$118,972	$719,977	$7,618,496
Net income attributable to Vornado Realty L.P.	—	—	—	—	238,326	—	—	238,326
Net income attributable to redeemable partnership units	—	—	—	—	(10,910)	—	—	(10,910)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	25,802	25,802
Distributions to Vornado ($2.62 per Class A unit)	—	—	—	—	(496,490)	—	—	(496,490)
Distributions to preferred unitholders	—	—	—	—	(65,399)	—	—	(65,399)
Series M cumulative redeemable preferred units issuance	12,780	309,609	—	—	—	—	—	309,609
Series G and Series I cumulative redeemable preferred units called for redemption	(18,800)	(455,514)	—	—	—	—	—	(455,514)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	403	38,747	—	—	—	38,747
Under Vornado's employees' share option plan	—	—	449	28,253	—	—	—	28,253
Under Vornado's dividend reinvestment plan	—	—	17	1,459	—	—	—	1,459
Contributions	—	—	—	—	—	—	1,044	1,044
Distributions:
JBG SMITH Properties	—	—	—	—	(2,428,345)	—	—	(2,428,345)
Real estate fund investments	—	—	—	—	—	—	(73,850)	(73,850)
Other	—	—	—	—	—	—	(2,618)	(2,618)
Conversion of Series A preferred units to Class A units	(5)	(162)	10	162	—	—	—	—
Deferred compensation units and options	—	—	—	2,246	(418)	—	—	1,828
Reduction in unrealized net gain on available-for-sale securities	—	—	—	—	—	(20,951)	—	(20,951)
Amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	14,402	—	14,402
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	1,425	—	1,425
Increase in value of interest rate swaps	—	—	—	—	—	15,477	—	15,477
Adjustments to carry redeemable Class A units at redemption value	—	—	—	268,494	—	—	—	268,494
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(642)	—	(642)
Other	—	—	4	—	(635)	(1)	(306)	(942)
Balance, December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	$5,007,701

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$3,334,262	$422,603	$264,128
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—	—
Net gains on disposition of wholly owned and partially owned assets	(845,499)	(246,031)	(501)
Depreciation and amortization (including amortization of deferred financing costs)	438,933	472,785	529,826
Distributions of income from partially owned entities	116,826	78,831	82,095
Net realized and unrealized loss on real estate fund investments	106,109	84,706	15,267
Equity in net income of partially owned entities	(78,865)	(9,149)	(15,635)
Non-cash impairment loss on 608 Fifth Avenue right-of-use asset	75,220	—	—
Stock-based compensation expense	53,908	31,722	32,829
Real estate impairment losses and related write-offs	26,705	12,000	—
Prepayment penalty on redemption of senior unsecured notes due 2022	22,058	—	—
Amortization of below-market leases, net	(19,830)	(38,573)	(46,790)
Straight-lining of rents	9,679	(7,605)	(45,792)
Decrease in fair value of marketable securities	5,533	26,453	—
Purchase price fair value adjustment	—	(44,060)	—
Return of capital from real estate fund investments	—	20,290	91,606
Change in valuation of deferred tax assets and liabilities	—	12,835	34,800
Net gains on real estate and other	—	—	(3,489)
Other non-cash adjustments	13,765	7,499	23,651
Changes in operating assets and liabilities:
Real estate fund investments	(10,000)	(68,950)	—
Tenant and other receivables, net	(25,988)	(14,532)	1,183
Prepaid assets	7,558	151,533	(12,292)
Other assets	(4,302)	(84,222)	(79,199)
Accounts payable and accrued expenses	5,940	5,869	3,760
Other liabilities	1,626	(11,363)	(15,305)
Net cash provided by operating activities	662,539	802,641	860,142

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	1,605,356	214,776	—
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	1,248,743	—	—
Development costs and construction in progress	(649,056)	(418,186)	(355,852)
Proceeds from redemption of 640 Fifth Avenue preferred equity	500,000	—	—
Moynihan Train Hall expenditures	(438,935)	(74,609)	—
Proceeds from sale of real estate and related investments	324,201	219,731	9,543
Additions to real estate	(233,666)	(234,602)	(271,308)
Proceeds from sales of marketable securities	168,314	4,101	—
Acquisitions of real estate and other	(69,699)	(574,812)	(30,607)
Distributions of capital from partially owned entities	24,880	100,178	366,155
Investments in partially owned entities	(18,257)	(37,131)	(40,537)
Proceeds from repayments of loans receivable	1,395	25,757	659
Investments in loans receivable	—	(105,000)	—
Net consolidation of Farley Office and Retail Building	—	2,075	—
Proceeds from the repayment of JBG SMITH Properties loan receivable	—	—	115,630
Net cash provided by (used in) investing activities	2,463,276	(877,722)	(206,317)

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	Year Ended December 31,
	2019	2018	2017
Cash Flows from Financing Activities:
Repayments of borrowings	$(2,718,987)	$(685,265)	$(631,681)
Proceeds from borrowings	1,108,156	526,766	1,055,872
Distributions to Vornado	(503,785)	(479,348)	(496,490)
Moynihan Train Hall reimbursement from Empire State Development	438,935	74,609	—
Purchase of marketable securities in connection with defeasance of mortgage payable	(407,126)	—	—
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(80,194)	(76,149)	(109,697)
Distributions to preferred unitholders	(50,131)	(55,115)	(64,516)
Contributions from noncontrolling interests in consolidated subsidiaries	17,871	61,062	1,044
Prepayment penalty on redemption of senior unsecured notes due 2022	(22,058)	—	—
Debt issuance costs	(15,588)	(12,908)	(12,325)
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(8,692)	(12,969)	(418)
Proceeds received from exercise of Vornado stock options and other	6,903	7,309	29,712
Redemption of preferred units	(893)	(470,000)	—
Debt prepayment and extinguishment costs	—	(818)	(3,217)
Cash and cash equivalents and restricted cash included in the spin-off of JBG SMITH Properties ($275,000 plus The Bartlett financing proceeds less transaction costs and other mortgage items)	—	—	(416,237)
Proceeds from issuance of preferred units	—	—	309,609
Net cash used in financing activities	(2,235,589)	(1,122,826)	(338,344)
Net increase (decrease) in cash and cash equivalents and restricted cash	890,226	(1,197,907)	315,481
Cash and cash equivalents and restricted cash at beginning of period	716,905	1,914,812	1,599,331
Cash and cash equivalents and restricted cash at end of period	$1,607,131	$716,905	$1,914,812

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$570,916	$1,817,655	$1,501,027
Restricted cash at beginning of period	145,989	97,157	95,032
Restricted cash included in discontinued operations at beginning of period	—	—	3,272
Cash and cash equivalents and restricted cash at beginning of period	$716,905	$1,914,812	$1,599,331

Cash and cash equivalents at end of period	$1,515,012	$570,916	$1,817,655
Restricted cash at end of period	92,119	145,989	97,157
Cash and cash equivalents and restricted cash at end of period	$1,607,131	$716,905	$1,914,812

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $67,980, $67,402 and $43,071	$283,613	$311,835	$338,983
Cash payments for income taxes	$59,834	$62,225	$6,727

Non-Cash Investing and Financing Activities:
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	$2,327,750	$—	$—
Common equity	1,449,495	—	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	1,311,468	233,179	—
Lease liabilities arising from the recognition of right-of-use assets	526,866	—	—
Marketable securities transferred in connection with the defeasance of mortgage payable	(407,126)	—	—
Special distribution declared and payable on January 15, 2020	398,292	—	—
Defeased mortgage payable	390,000	—	—
Write-off of fully depreciated assets	(122,813)	(86,064)	(58,810)
Accrued capital expenditures included in accounts payable and accrued expenses	109,975	88,115	102,976
Adjustments to carry redeemable Class A units at redemption value	70,810	198,064	268,494
Recognition of negative basis related to the sale of our investment in 330 Madison Avenue	60,052	—	—
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive (loss) income" to "marketable securities" upon conversion of operating partnership units to common shares	54,962	—	—
Increase in assets and liabilities resulting from the consolidation of Farley Office and Retail Building:
Real estate, net	—	401,708	—
Mortgage payable, net	—	249,459	—
Increase in assets and liabilities resulting from the consolidation of Moynihan Train Hall:
Real estate, net	—	346,926	—
Moynihan Train Hall obligation	—	346,926	—
Non-cash distribution to JBG SMITH Properties:
Assets	—	—	3,432,738
Liabilities	—	—	(1,414,186)
Equity	—	—	(2,018,552)
Reclassification of Series G and Series I cumulative redeemable preferred shares to liabilities upon call for redemption	—	—	455,514
Loan receivable established upon the spin-off of JBG SMITH Properties	—	—	115,630
Reduction in unrealized net gain on available-for-sale securities	—	—	(20,951)
See notes to consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of, and owned approximately 93.1% of the common limited partnership interest in the Operating Partnership as of December 31, 2019. All references to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We currently own all or portions of:
New York:

•	19.1 million square feet of Manhattan office in 35 properties;

•	2.3 million square feet of Manhattan street retail in 70 properties;

•	1,991 units in 10 residential properties;

•	The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn District; and

•
A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building.

Other Real Estate and Investments:

•	The 3.7 million square foot theMART in Chicago;

•	A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet;

•	A 25.0% interest in Vornado Capital Partners, our real estate fund. We are the general partner and investment manager of the fund; and

•	Other real estate and investments.

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
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the years ended December 31, 2018 and 2017, "property rentals" of $1,760,205,000 and $1,714,952,000, respectively, and "tenant expense reimbursements" of $247,128,000 and $233,424,000 , respectively, were grouped into "rental revenues" on our consolidated statements of income in accordance with Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies - continued
Recently Issued Accounting Literature - continued
Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, we no longer capitalize internal leasing costs and instead expense these costs as incurred, as a component of "general and administrative" expense on our consolidated statements of income. For the years ended December 31, 2018 and 2017, we capitalized $5,538,000 and $5,243,000, respectively, of internal leasing costs.
In June 2016, the FASB issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments establishing ASC Topic 326, Financial Instruments - Credit Losses, as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
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
In October 2018, the FASB issued an update ("ASU 2018-16") Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to ASC Topic 815, Derivatives and Hedging. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We adopted this update effective January 1, 2019. The adoption of this update did not have any impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies
Real Estate: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of the redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over the estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Additions to real estate include interest and debt expense capitalized during construction of $72,200,000 and $73,166,000 for the years ended December 31, 2019 and 2018, respectively.
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
Our properties, including any related right-of-use assets and intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated discounted cash flows is subjective and is based, in part, on estimates and assumptions regarding future occupancy, rental rates, capital requirements, capitalization rates and discount rates that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. We recognized impairment losses of $107,221,000 and $12,000,000 for the years ended December 31, 2019 and 2018, respectively. There were no impairment losses in the year ended December 31, 2017.
Our 95.0% joint venture (the remaining 5.0% is owned by the Related Companies ("Related")) which is developing the Farley Office and Retail Building has entered into a development agreement with Empire State Development (“ESD”), an entity of New York State, to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture has entered into a design-build contract with Skanska Moynihan Train Hall Builders pursuant to which they will build the Moynihan Train Hall, thereby fulfilling all of the joint venture's obligations to ESD. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB. The development expenditures for the Moynihan Train Hall are estimated to be approximately $1.6 billion, which will be funded by governmental agencies. Pursuant to ASC 842-40-55, the joint venture, which we consolidate on our consolidated balance sheets, is required to recognize all development expenditures for the Moynihan Train Hall. Accordingly, the development expenditures paid for by governmental agencies through December 31, 2019 and 2018 of $914,960,000 and $445,693,000, respectively, are shown as “Moynihan Train Hall development expenditures” with a corresponding obligation recorded in “Moynihan Train Hall obligation” on our consolidated balance sheets. Upon completion of the development, the "Moynihan Train Hall development expenditures" and the offsetting “Moynihan Train Hall obligation” will be removed from our consolidated balance sheets.
Partially Owned Entities: We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider (i) whether the entity is a variable interest entity (“VIE”) in which we are the primary beneficiary or (ii) whether the entity is a voting interest entity in which we have a majority of the voting interests of the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. We generally do not control a partially owned entity if the approval of all of the partners/members is contractually required with respect to decisions that most significantly impact the performance of the partially owned entity. This includes decisions regarding operating/capital budgets, and the placement of new or additional financing secured by the assets of the venture, among others. We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Partially Owned Entities - continued: Investments in partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. In the year ended December 31, 2017, we recognized non-cash impairment losses on investments in partially owned entities aggregating $44,465,000. There were no non-cash impairment losses on investments in partially owned entities in the years ended December 31, 2019 and 2018.
220 Central Park South Condominium Units Ready For Sale: We are constructing a residential condominium tower at 220 Central Park South ("220 CPS"). Condominium units are reclassed from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale" upon receipt of the unit's temporary certificate of occupancy. These units are substantially complete and ready for sale. Each unit is carried at the lower of its carrying amount or fair value less costs to sell. We have used the relative sales value method to allocate costs to individual condominium units. GAAP income is recognized when legal title transfers upon closing of the condominium unit sales and is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. As of December 31, 2019 and 2018, none of the 220 CPS condominium units ready for sale had a carrying value that exceeded fair value.
Cash and Cash Equivalents: Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value due to their short-term maturities. The majority of our cash and cash equivalents consists of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) United States Treasury Bills, and (iii) Certificate of Deposits placed through an Account Registry Service.
Restricted Cash: Restricted cash consists of security deposits, cash restricted for the purposes of facilitating a Section 1031 Like-Kind exchange, cash restricted in connection with our deferred compensation plan and cash escrowed under loan agreements, including for debt service, real estate taxes, property insurance and capital improvements.
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
 Income Taxes: Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its REIT taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2019, were characterized, for federal income tax purposes, as 62.1% ordinary income and 37.9% long-term capital gain. Dividends distributed for the year ended December 31, 2018, were characterized, for federal income tax purposes, as 91.7% ordinary income and 8.3% long-term capital gain. Dividends distributed for the year ended December 31, 2017, were characterized, for federal income tax purposes, as ordinary income.
On December 18, 2019, Vornado's Board of Trustees declared a special dividend of $1.95 per share which was paid on January 15, 2020 to common shareholders of record on December 30, 2019 (the "Record Date"). Class A unitholders of the Operating Partnership as of the Record Date received the same distribution amount per unit on January 15, 2020. Approximately $1.74 per share of the special dividend was a long-term capital gain. The dividend was the result of gains from the transfer of a 45.4% common equity interest in the Fifth Avenue and Times Square JV(see Note 6 - Investments in Partially Owned Entities), the sale of our 25% interest in 330 Madison Avenue (see Note 6 - Investments in Partially Owned Entities) and other previously disclosed asset sales, partially offset by a tax deduction resulting from our former investment in Toys "R" Us (see Note 6 - Investments in Partially Owned Entities).
 We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our 220 Central Park South condominium project is held through a taxable REIT subsidiary.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
At December 31, 2019 and 2018, our taxable REIT subsidiaries had deferred tax assets, net of valuation allowances, of $57,226,000 and $109,949,000, respectively, and are included in “other assets” on our consolidated balance sheets. At December 31, 2019 and 2018, our taxable REIT subsidiaries had deferred tax liabilities of $29,444,000 and $28,676,000, respectively, which are included in "other liabilities" on our consolidated balance sheets. The deferred tax assets and liabilities relate to net operating loss carry forwards and temporary differences between the book and tax basis of asset and liabilities. During 2019, we utilized $10,257,000 of deferred tax assets related to net operating loss carry forwards associated with our 220 CPS project.
For the years ended December 31, 2019, 2018 and 2017, we recognized $103,439,000, $37,633,000 and $42,375,000 of income tax expense, respectively, based on effective tax rates of approximately 3.0%, 8.2% and 13.3%, respectively. Income tax expense recorded in each of the years primarily relates to our consolidated taxable REIT subsidiaries, and certain state, local, and franchise taxes. The year ended December 31, 2019 included $101,828,000 of income tax expense recognized on the sale of 220 CPS condominium units. The year ended December 31, 2018 included $16,771,000 of income tax expense relating to the purchase price fair value adjustment recorded upon our acquisition of an additional 44.9% ownership interest in Farley Office and Retail Building and $13,888,000 of income tax expense recognized on the sale of 220 CPS units. The Company has no uncertain tax positions recognized as of December 31, 2019 and 2018.
The Operating Partnership’s partners are required to report their respective share of taxable income on their individual tax returns.
The following table reconciles net income attributable to Vornado common shareholders to estimated taxable income for the years ended December 31, 2019, 2018 and 2017.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
Net income attributable to Vornado common shareholders	$3,097,806	$384,832	$162,017
Book to tax differences (unaudited):
Sale of real estate and other capital transactions	(2,575,435)	31,527	11,991
Depreciation and amortization	200,913	234,325	213,083
Earnings of partially owned entities	150,550	15,711	(3,054)
Impairment losses	95,371	11,260	49,062
Tangible property regulations	(57,078)	(86,040)	—
Vornado stock options	(16,597)	(22,992)	(6,383)
Straight-line rent adjustments	9,057	(7,133)	(36,696)
Tax expense related to the reduction of our taxable REIT subsidiaries' deferred tax assets	—	—	32,663
Other, net	12,575	18,956	25,057
Estimated taxable income (unaudited)	$917,162	$580,446	$447,740

 The net basis of Vornado’s assets and liabilities for tax reporting purposes is approximately $4.0 billion lower than the amounts reported in Vornado’s consolidated balance sheet at December 31, 2019.

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

◦
Revenues from the leasing of space at our properties to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842. Lease revenues and reimbursement of common area maintenance, real estate taxes and insurance are presented in the following tables as "property rentals." Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred.

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

•
Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities and includes Building Maintenance Services LLC (“BMS”) cleaning, engineering and security services. This revenue is recognized as the services are transferred in accordance with ASC 606.

Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the years ended December 31, 2019, 2018 and 2017 is set forth in Note 25 - Segment Information.

(Amounts in thousands)	For the Year Ended December 31, 2019
	Total	New York	Other
Property rentals	$1,589,539	$1,300,385	$289,154
Hotel Pennsylvania	89,594	89,594	—
Trade shows	40,577	—	40,577
Lease revenues	1,719,710	1,389,979	329,731
Tenant services	47,512	35,011	12,501
Rental revenues	1,767,222	1,424,990	342,232
BMS cleaning fees	124,674	133,358	(8,684)	(1)
Management and leasing fees	13,542	13,694	(152)
Other income	19,262	5,818	13,444
Fee and other income	157,478	152,870	4,608
Total revenues	$1,924,700	$1,577,860	$346,840
____________________
See note on the following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Revenue Recognition - continued

(Amounts in thousands)	For the Year Ended December 31, 2018
	Total	New York	Other
Property rentals	$1,816,329	$1,548,226	$268,103
Hotel Pennsylvania	94,399	94,399	—
Trade shows	42,684	—	42,684
Lease revenues	1,953,412	1,642,625	310,787
Tenant services	53,921	41,351	12,570
Rental revenues	2,007,333	1,683,976	323,357
BMS cleaning fees	120,357	129,088	(8,731)	(1)
Management and leasing fees	13,324	12,203	1,121
Other income	22,706	10,769	11,937
Fee and other income	156,387	152,060	4,327
Total revenues	$2,163,720	$1,836,036	$327,684
____________________

(1)	See note below.

(Amounts in thousands)	For the Year Ended December 31, 2017
	Total	New York	Other
Property rentals	$1,762,824	$1,512,617	$250,207
Hotel Pennsylvania	89,302	89,302	—
Trade shows	42,207	—	42,207
Lease revenues	1,894,333	1,601,919	292,414
Tenant services	54,043	42,273	11,770
Rental revenues	1,948,376	1,644,192	304,184
BMS cleaning fees	104,143	110,986	(6,843)	(1)
Management and leasing fees	10,087	8,599	1,488
Other income	21,520	15,530	5,990
Fee and other income	135,750	135,115	635
Total revenues	$2,084,126	$1,779,307	$304,819
____________________

(1)	Represents the elimination of theMART and 555 California Street BMS cleanings fees which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Real Estate Fund Investments
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
On November 6, 2019, the Fund completed a $145,075,000 refinancing of Lucida, a 155,000 square foot Manhattan retail and residential property. The three-year interest-only loan carries a rate of LIBOR plus 1.85% (3.54% as of December 31, 2019) with two one-year extension options. The loan replaces the previous $146,000,000 loan that bore interest at LIBOR plus 1.55% and was scheduled to mature in December 2019.
As of December 31, 2019, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $222,649,000, or $112,915,000 below cost, and had remaining unfunded commitments of $35,194,000, of which our share was $11,242,000. At December 31, 2018, the Fund had four real estate fund investments with an aggregate fair value of $318,758,000.
Below is a summary of (loss) income from the Fund and the Crowne Plaza Joint Venture for the years ended December 31, 2019, 2018 and 2017.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018		2017
Net investment income	$2,027	$6,105		$18,507
Net unrealized loss on held investments	(106,109)	(83,794)		(25,807)
Net realized (loss) gain on exited investments	—	(912)		36,078
Previously recorded unrealized gain on exited investment	—	—		(25,538)
New York City real property transfer tax (the "Transfer Tax")	—	(10,630)	(1)	—
(Loss) income from real estate fund investments	(104,082)	(89,231)		3,240
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	55,274	61,230		(14,044)
Loss from real estate fund investments net of controlling interests in consolidated subsidiaries(2)	$(48,808)	$(28,001)		$(10,804)
____________________

(1)
Due to the additional Transfer Tax related to the March 2011 acquisition of One Park Avenue which was recognized as a result of the New York City Tax Appeals Tribunal (the "Tax Tribunal") decision in the first quarter of 2018. We appealed the Tax Tribunal's decision to the New York State Supreme Court, Appellate Division, First Department ("Appellate Division"). Our appeal was heard on April 2, 2019. On April 25, 2019, the Appellate Division entered a unanimous decision and order that confirmed the decision of the Tax Tribunal and dismissed our appeal. On June 20, 2019, we filed a motion to reargue the Appellate Division's decision or for leave to appeal to the New York State Court of Appeals. That motion was denied on December 12, 2019 and can no longer be appealed.

(2)	2018 includes $4,252 of loss related to One Park Avenue additional transfer taxes and reduction in carried interest.

5.	Marketable Securities
Our portfolio of marketable securities is comprised of equity securities that are presented on our consolidated balance sheets at fair value. Our marketable securities are accounted for in accordance with ASC Topic 321, Investments - Equity Securities ("ASC 321"), which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Changes in the fair value are recorded to "interest and other investment income, net" on our consolidated statements of income (see Note 17 - Interest and Other Investment Income, Net).
Lexington Realty Trust ("Lexington") (NYSE: LXP)
On March 1, 2019, we sold all of our 18,468,969 common shares of Lexington, realizing net proceeds of $167,698,000. We recorded a $16,068,000 gain (mark-to-market increase), which is included in "interest and other investment income, net" on our consolidated statements of income for the year ended December 31, 2019.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Marketable Securities - continued
Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)
On March 12, 2019 (the "Conversion Date"), we converted all of our 6,250,000 PREIT operating partnership units into common shares and began accounting for our investment as a marketable security in accordance with ASC 321. Prior to the Conversion Date, we accounted for our investment under the equity method. For the year ended December 31, 2019 we recorded a decrease of $21,649,000 in the value of our investment based on PREIT's year ended closing share price, which is included in "interest and other investment income, net" on our consolidated statements of income.
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. A $4,938,000 loss (mark-to-market decrease) will be recorded in the first quarter of 2020.

The table below summarizes the changes of our marketable securities portfolio for the years ended December 31, 2019 and 2018.

(Amounts in thousands)
	Total	Lexington	PREIT	Other
Balance as of December 31, 2017	$182,752	$178,226	$—	$4,526
(Decrease) increase in fair value of marketable securities	(26,453)	(26,596)	—	143
Sale of marketable securities	(4,101)	—	—	(4,101)
Balance as of December 31, 2018	152,198	151,630	—	568
Sale of marketable securities	(168,314)	(167,698)	—	(616)
Transfer of PREIT investment balance at Conversion Date	54,962	—	54,962	—
(Decrease) increase in fair value of marketable securities	(5,533)	16,068	(21,649)	48
Balance as of December 31, 2019	$33,313	$—	$33,313	$—

6.	Investments in Partially Owned Entities
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
We continue to manage and lease the Properties. We share control with the Investors over major decisions of the joint venture, including decisions regarding leasing, operating and capital budgets, and refinancings. Accordingly, we no longer hold a controlling financial interest in the Properties which has been transferred to the joint venture. As a result, our investment in Fifth Avenue and Times Square JV is accounted for under the equity method from the date of transfer. The Transaction valued the Properties at $5.556 billion resulting in a financial statement net gain of $2.571 billion, before noncontrolling interest of $11,945,000, including the related step up in our basis of the retained portion of the assets to fair value. The net gain is included in "net gain on transfer to Fifth Avenue and Times Square JV" on our consolidated statements of income for the year ended December 31, 2019. The gain for tax purposes was approximately $735,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued
Fifth Avenue and Times Square JV - continued
On May 23, 2019, we received $500,000,000 from the redemption of our temporary preferred equity in 640 Fifth Avenue. The temporary preferred equity was redeemed from the proceeds of a $500,000,000 mortgage financing that was completed on the property. The five-year loan, which is guaranteed by us, is interest-only at LIBOR plus 1.01%. The interest rate was swapped for four years to a fixed rate of 3.07%.
Management, Development, Leasing and Other Agreements
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements, as described below.
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Acquisitions Inc. ("Crown"), and exclusively provide leasing services for the office space. During the year ended December 31, 2019, we recognized $3,085,000 of property management fee income which is included in "fee and other income" on our consolidated statements of income.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. During the year ended December 31, 2019, we recognized $3,087,000 of income for these services which is included in "fee and other income" on our consolidated statements of income.
We believe, based on comparable fees charged by other real estate companies, that the fees described above are at fair market value.
Alexander’s, Inc
As of December 31, 2019, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of December 31, 2019 and 2018, Alexander’s owed us an aggregate of $1,426,000 and $708,000, respectively, pursuant to such agreements.
As of December 31, 2019 the market value (“fair value” pursuant to ASC 820) of our investment in Alexander’s, based on Alexander’s December 31, 2019 closing share price of $330.35, was $546,421,000, or $447,878,000 in excess of the carrying amount on our consolidated balance sheet. As of December 31, 2019, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $38,838,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.
Management, Development, Leasing and Other Agreements
We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $324,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. In addition, we are entitled to a development fee of 6% of development costs, as defined.
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
BMS, our wholly-owned subsidiary, supervises (i) cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property and (ii) security services at Alexander’s Rego Park I, Rego Park II properties and The Alexander apartment tower. During the years ended December 31, 2019, 2018 and 2017, we recognized $3,613,000, $2,705,000 and $2,678,000 of income, respectively, for these services.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities - continued
61 Ninth Avenue
On January 28, 2019, a joint venture in which we have a 45.1% interest, completed a $167,500,000 refinancing of 61 Ninth Avenue, a 166,000 square foot Manhattan office and retail property. The seven-year interest-only loan carries a rate of LIBOR plus 1.35% (3.07% as of December 31, 2019) and matures in January 2026. We realized net proceeds of approximately $31,000,000. The loan replaces the previous $90,000,000 construction loan that bore interest at LIBOR plus 3.05% and was scheduled to mature in December 2021.
Urban Edge Properties (“UE”) (NYSE: UE)
On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE, realizing net proceeds of $108,512,000. The sale resulted in a net gain of $62,395,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the year ended December 31, 2019.
512 West 22nd Street
On June 28, 2019, a joint venture in which we have a 55% interest, completed a $145,700,000 refinancing of 512 West 22nd Street, a 173,000 square foot Manhattan office building, of which $109,565,000 was outstanding as of December 31, 2019. The four-year interest-only loan carries a rate of LIBOR plus 2.00% (3.72% as of December 31, 2019) and matures in June 2023 with a one-year extension option. The loan replaces the previous $126,000,000 construction loan that bore interest at LIBOR plus 2.65% and was scheduled to mature in November 2019.
330 Madison Avenue
On July 11, 2019, we sold our 25% interest in 330 Madison Avenue to our joint venture partner. We received net proceeds of approximately $100,000,000 after deducting our share of the existing $500,000,000 mortgage loan resulting in a financial statement net gain of $159,292,000. The net gain is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the year ended December 31, 2019. The gain for tax purposes was approximately $139,000,000.
825 Seventh Avenue
On July 25, 2019, a joint venture in which we have a 50% interest, completed a $60,000,000 refinancing of 825 Seventh Avenue, a 165,000 square foot Manhattan office building, of which $31,889,000 was outstanding as of December 31, 2019. The interest-only loan carries a rate of LIBOR plus 1.65% (3.40% as of December 31, 2019) and matures in July 2022 with a one-year extension option. The loan replaces the previous $20,500,000 loan that bore interest at LIBOR plus 1.40% and was scheduled to mature in September 2019.
Toys "R" Us, Inc. ("Toys")
On September 18, 2017, Toys filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. In the second quarter of 2018, Toys ceased U.S. operations. On February 1, 2019, the plan of reorganization for Toys, in which we owned a 32.5% interest, was declared effective, and our stock in Toys was canceled. At December 31, 2018, we carried our Toys investment at zero. The canceling of our stock in Toys resulted in approximately a $420,000,000 capital loss deduction which was utilized in 2019 to partially offset taxable gains resulting from the transfer of our 45.4% common equity interest in Fifth Avenue and Times Square JV, the sale of our 25% interest in 330 Madison Avenue and sales of other assets.
650 Madison Avenue
On November 26, 2019, a joint venture in which we have a 20.1% interest, completed a $800,000,000 refinancing of 650 Madison Avenue, a 601,000 square foot Manhattan office and retail property. The ten-year interest-only loan carries a fixed rate of 3.49% and matures in December 2029. The loan replaces the previous $800,000,000 loan that bore interest at a fixed rate of 4.39% and was scheduled to mature in October 2020.
50-70 West 93rd Street
On December 23, 2019, a joint venture in which we have a 49.9% interest, completed a $85,500,000 refinancing, of which $82,500,000 was outstanding as of December 31, 2019, of 50-70 West 93rd Street, a 325-unit Manhattan residential complex. The five-year interest-only loan carries an interest rate of LIBOR plus 1.53%, which was swapped to a fixed rate of 3.14%, and matures in December 2024. The loan replaces the previous $80,000,000 loan that bore interest at LIBOR plus 1.70% and was scheduled to mature in August 2021, as extended.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2019	As of December 31,
		2019	2018
Investments:
Fifth Avenue and Times Square JV (see pages 110 and 111 for details)	51.5%	$3,291,231	$—
Partially owned office buildings/land(1)	Various	464,109	499,005
Alexander’s	32.4%	98,543	107,983
PREIT(2)	N/A	—	59,491
UE(3)	N/A	—	45,344
Other investments(4)	Various	145,282	146,290
		$3,999,165	$858,113
Investments in partially owned entities included in other liabilities(5):
7 West 34th Street	53.0%	$(54,004)	$(51,579)
85 Tenth Avenue	49.9%	(6,186)	—
330 Madison Avenue(6)	N/A	—	(58,117)
		$(60,190)	$(109,696)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.

(2)
On March 12, 2019, we converted all of our PREIT operating partnership units into common shares and began accounting for our investment as a marketable security in accordance with ASC 321 (see Note 5 - Marketable Securities).

(3)	Sold on March 4, 2019 (see page 112 for details).

(4)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street and others.

(5)	Our negative basis results from distributions in excess of our investment.

(6)	Sold on July 11, 2019 (see page 112 for details).
Below is a schedule of net income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2019	For the Year Ended December 31,
		2019	2018	2017
Our share of net income (loss):
Fifth Avenue and Times Square JV (see pages 110 and 111 for details):
Equity in net income	51.5%	$31,130	$—	$—
Return on preferred equity, net of our share of the expense		27,586	—	—
		58,716	—	—

Alexander's (see page 111 for details):
Equity in net income(1)	32.4%	19,204	10,485	25,820
Management, leasing and development fees		4,575	4,560	6,033
		23,779	15,045	31,853

Partially owned office buildings(2)	Various	(3,443)	(3,085)	2,109

Other investments(3)	Various	(187)	(2,811)	(18,762)

		$78,865	$9,149	$15,200
____________________

(1)
2018 includes our $7,708 share of Alexander's additional Transfer Tax related to the November 2012 sale of Kings Plaza Regional Shopping Center. Alexander's recorded this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 4 - Real Estate Fund Investments).

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others. 2018 includes our $4,978 share of additional Transfer Tax related to the March 2011 acquisition of One Park Avenue (see Note 4 - Real Estate Fund Investments).

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, 666 Fifth Avenue Office Condominium (sold on August 3, 2018), UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019) and others. In 2018 and 2017, we recognized net losses of $4,873 and $25,414, respectively, from our 666 Fifth Avenue Office Condominium joint venture as a result of our share of depreciation expense. 2017 includes (i) a $44,465 non-cash impairment loss on our investment in PREIT (ii) $21,100 of net gains resulting from UE operating partnership unit issuances and (iii) $26,687 of net gains, comprised of $15,314 for our share of a net gain on the sale of Suffolk Downs and $11,373 for the net gain on repayment of our debt investments in Suffolk Downs JV.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Investments in Partially Owned Entities – continued
Below is a summary of the debt of our partially owned entities as of December 31, 2019 and 2018.

(Amounts in thousands)	Percentage Ownership at December 31, 2019	Maturity	Interest Rate at December 31, 2019	100% Partially Owned Entities’ Debt at December 31,(1)
				2019	2018
Partially owned office buildings(2):
Mortgages payable	Various	2021-2029	3.68%	$3,604,104	$3,985,855

Alexander's:
Mortgages payable	32.4%	2021-2025	2.98%	974,836	1,170,544

Fifth Avenue and Times Square JV:
Mortgages payable	51.5%	2022-2024	3.31%	950,000	—

Other(3):
Mortgages payable and other	Various	2021-2025	4.36%	1,290,227	4,564,489
________________________________________

(1)
All amounts are non-recourse to us except (i) the $500,000 mortgage loan on 640 Fifth Avenue, included in the Fifth Avenue and Times Square JV, and (ii) the $300,000 mortgage loan on 7 West 34th Street which we guaranteed in connection with the sale of a 47.0% equity interest in May 2016.

(2)	Includes 280 Park Avenue, 85 Tenth Avenue, One Park Avenue, 650 Madison Avenue, 7 West 34th Street, 61 Ninth Avenue, 512 West 22nd Street, 330 Madison Avenue (in 2018 only) and others.

(3)	Includes Independence Plaza, Rosslyn Plaza, Fashion Centre Mall/Washington Tower, 50-70 West 93rd Street, UE (in 2018 only), PREIT (in 2018 only) and others.
Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,802,859,000 and $2,682,865,000 as of December 31, 2019 and 2018, respectively.
Summary of Condensed Combined Financial Information
The following is a summary of condensed combined financial information for all of our partially owned entities as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.

(Amounts in thousands)	As of December 31,
	2019	2018
Balance Sheet:
Assets	$13,384,000	$13,258,000
Liabilities	7,548,000	10,456,000
Noncontrolling interests	2,054,000	139,000
Equity	3,782,000	2,663,000

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
Income Statement:
Total revenue	$1,504,000	$1,798,000	$12,991,000
Net income (loss)	39,000	52,000	(542,000)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	220 Central Park South ("220 CPS")
We are constructing a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.450 billion, of which $1.373 billion has been expended as of December 31, 2019.
During the year ended December 31, 2019, we closed on the sale of 54 condominium units at 220 CPS for net proceeds of $1,605,356,000 resulting in a financial statement net gain of $604,393,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $101,828,000 of income tax expense was recognized on our consolidated statements of income. From inception to December 31, 2019, we closed on the sale of 65 units for aggregate net proceeds of $1,820,132,000. During the year ended December 31, 2019, we repaid the remaining $737,000,000 of the $950,000,000 220 CPS loan.
As of December 31, 2019, 91% of the condominium units are sold or under sales contracts, with closings scheduled through 2020.

8.	Dispositions
3040 M Street
On September 18, 2019, we completed the $49,750,000 sale of 3040 M Street, a 44,000 square foot retail building in Washington, DC, which resulted in a net gain of $19,477,000 which is included in “net gains on disposition of wholly owned and partially owned assets” on our consolidated statements of income for year ended December 31, 2019. The gain for tax purposes was approximately $19,000,000.

9.	Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases) as of December 31, 2019 and 2018.

(Amounts in thousands)	As of December 31,
	2019	2018
Identified intangible assets:
Gross amount	$129,552	$308,895
Accumulated amortization	(98,587)	(172,114)
Total, net	$30,965	$136,781
Identified intangible liabilities (included in deferred revenue):
Gross amount	$316,119	$503,373
Accumulated amortization	(262,580)	(341,779)
Total, net	$53,539	$161,594

     Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $19,830,000, $38,573,000 and $46,103,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$16,643
2021	11,934
2022	8,792
2023	6,261
2024	2,518

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     Identified Intangible Assets and Liabilities - continued
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $8,666,000, $18,018,000 and $25,057,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2020 is as follows:

(Amounts in thousands)
2020	$6,235
2021	4,697
2022	2,985
2023	2,898
2024	2,286

10.	Debt
Secured Debt
On February 4, 2019, we completed a $95,700,000 refinancing of 435 Seventh Avenue, a 43,000 square foot Manhattan retail property. The interest-only loan carries a rate of LIBOR plus 1.30% (3.00% as of December 31, 2019) and matures in February 2024. The recourse loan replaces the previous $95,700,000 loan that bore interest at LIBOR plus 2.25% and was scheduled to mature in August 2019.
On February 12, 2019, we completed a $580,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot Manhattan property comprised of 859,000 square feet of office space and the 256,000 square foot Manhattan Mall. The interest-only loan carries a rate of LIBOR plus 1.55% (3.25% as of December 31, 2019) and matures in April 2024, with two one-year extension options. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.65% and was scheduled to mature in July 2020.
On May 24, 2019, we extended our $375,000,000 mortgage loan on 888 Seventh Avenue, a 885,000 square foot Manhattan office building, from December 2020 to December 2025. The interest rate on the new amortizing mortgage loan is LIBOR plus 1.70% (3.44% as of December 31, 2019). Pursuant to an existing swap agreement, the interest rate on the $375,000,000 mortgage loan has been swapped to 3.25% through December 2020.
On September 5, 2019, a consolidated joint venture, in which we have a 50% interest, completed a $75,000,000 refinancing of 606 Broadway, a 36,000 square foot Manhattan office and retail building, of which $67,804,000 was outstanding as of December 31, 2019. The interest-only loan carries a rate of LIBOR plus 1.80% (3.52% as of December 31, 2019) and matures in September 2024. In connection therewith, the joint venture purchased an interest rate cap that caps LIBOR at a rate of 4.00%. The loan replaces the previous $65,000,000 construction loan. The construction loan bore interest at LIBOR plus 3.00% and was scheduled to mature in May 2021.
On September 27, 2019, we repaid the $575,000,000 mortgage loan on PENN2 with proceeds from our unsecured revolving credit facilities. The mortgage loan was scheduled to mature in December 2019. PENN2 is a 1,795,000 square foot (as expanded) Manhattan office building currently under redevelopment.
Senior Unsecured Notes
On March 1, 2019, we called for redemption all of our $400,000,000 5.00% senior unsecured notes. The notes, which were scheduled to mature in January 2022, were redeemed on April 1, 2019 at a redemption price of 105.51% of the principal amount plus accrued interest. In connection therewith, we expensed $22,540,000 relating to debt prepayment costs which is included in "interest and debt expense" on our consolidated statements of income for the year ended December 31, 2019.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Debt - continued
Unsecured Revolving Credit
On March 26, 2019, we increased to $1.5 billion (from $1.25 billion) and extended to March 2024 (as fully extended) from February 2022 one of our two unsecured revolving credit facilities. The interest rate on the extended facility was lowered from LIBOR plus 1.00% to LIBOR plus 0.90%. The facility fee remains unchanged at 20 basis points.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at December 31, 2019	Balance as of December 31,
		2019	2018
Mortgages Payable:
Fixed rate	3.52%	$4,601,516	$5,003,465
Variable rate	3.30%	1,068,500	3,212,382
Total	3.48%	5,670,016	8,215,847
Deferred financing costs, net and other		(30,119)	(48,049)
Total, net		$5,639,897	$8,167,798
Unsecured Debt:
Senior unsecured notes	3.50%	$450,000	$850,000
Deferred financing costs, net and other		(4,128)	(5,998)
Senior unsecured notes, net		445,872	844,002

Unsecured term loan	3.87%	750,000	750,000
Deferred financing costs, net and other		(4,160)	(5,179)
Unsecured term loan, net		745,840	744,821

Unsecured revolving credit facilities	2.70%	575,000	80,000

Total, net		$1,766,712	$1,668,823

The net carrying amount of properties collateralizing the above indebtedness amounted to $5.6 billion as of December 31, 2019.

As of December 31, 2019, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)	Mortgages Payable	Senior Unsecured Notes, Unsecured Term Loan and Unsecured Revolving Credit Facilities
Year Ended December 31,
2020	$1,541,567	$—
2021	1,635,549	—
2022	971,600	—
2023	23,400	575,000
2024	766,900	750,000
Thereafter	731,000	450,000

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
Below are the details of redeemable noncontrolling interests/redeemable partnership units as of December 31, 2019 and 2018.

(Amounts in thousands, except units and per unit amounts)	Balance as of December 31,		Units Outstanding as of December 31,		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate
Unit Series	2019	2018	2019	2018
Common:
Class A units held by third parties	$884,380	$778,134	13,298,956	12,544,477	n/a	$2.64

Perpetual Preferred/Redeemable Preferred(1):
5.00% D-16 Cumulative Redeemable	$1,000	$1,000	1	1	$1,000,000.00	$50,000.00
3.25% D-17 Cumulative Redeemable	$3,535	$4,428	141,400	177,100	$25.00	$0.8125
________________________________________

(1)
Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; Vornado, at its option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at Vornado's option at any time.

Below is a table summarizing the activity of redeemable noncontrolling interests/redeemable partnership units.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018
Beginning balance	$783,562	$984,937
Net income	210,872	25,672
Other comprehensive loss	(3,235)	(836)
Distributions	(34,607)	(31,828)
Special distribution declared on December 18, 2019 (see Note 12 - Shareholders' Equity/Partners' Capital)	(25,912)	—
Redemption of Class A units for Vornado common shares, at redemption value	(11,250)	(17,068)
Adjustments to carry redeemable Class A units at redemption value	(70,810)	(198,064)
Other, net	40,295	20,749
Ending balance	$888,915	$783,562

Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of December 31, 2019 and 2018. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Shareholders' Equity/Partners' Capital
Common Shares (Vornado Realty Trust)
As of December 31, 2019, there were 190,985,677 common shares outstanding. During 2019, we paid an aggregate of $503,785,000 of common dividends comprised of quarterly common dividends of $0.66 per share.
On December 18, 2019, Vornado's Board of Trustees declared a special dividend of $1.95 per share, or $372,380,000 in the aggregate, which was paid on January 15, 2020 to common shareholders as of the Record Date.
Class A Units (Vornado Realty L.P.)
As of December 31, 2019, there were 190,985,677 Class A units outstanding that were held by Vornado. These units are classified as “partners’ capital” on the consolidated balance sheets of the Operating Partnership. As of December 31, 2019, there were 13,298,956 Class A units outstanding, that were held by third parties. These units are classified outside of “partners’ capital” as “redeemable partnership units” on the consolidated balance sheets of the Operating Partnership (See Note 11 – Redeemable Noncontrolling Interests/Redeemable Partnership Units). During 2019, the Operating Partnership paid an aggregate of $503,785,000 of distributions to Vornado comprised of quarterly common distributions of $0.66 per unit.
On January 15, 2020, distributions of $1.95 per unit, or $398,292,000 in the aggregate, were paid to Class A unitholders of the Operating Partnership as of the Record Date, of which $372,380,000 was distributed to Vornado, in connection with the special dividend declared on December 18, 2019 by Vornado's Board of Trustees.
The following table sets forth the details of our preferred shares of beneficial interest and the preferred units of the Operating Partnership as of December 31, 2019 and 2018.

(Amounts in thousands, except share/unit and per share/per unit amounts)
					Per Share/Unit
	Balance as of December 31,		Shares/Units Outstanding as of December 31,		Liquidation Preference	Annual Dividend/ Distribution(1)
Preferred Shares/Units	2019	2018	2019	2018
Convertible Preferred:
6.5% Series A: authorized 15,640 shares/units(2)	$991	$1,071	15,640	18,580	$50.00	$3.25
Cumulative Redeemable Preferred:
5.70% Series K: authorized 12,000,000 shares/units(3)	290,971	290,971	12,000,000	12,000,000	25.00	1.425
5.40% Series L: authorized 13,800,000 shares/units(3)	290,306	290,306	12,000,000	12,000,000	25.00	1.35
5.25% Series M: authorized 13,800,000 shares/units(3)	308,946	308,946	12,780,000	12,780,000	25.00	1.3125
	$891,214	$891,294	36,795,640	36,798,580
________________________________________

(1)	Dividends on preferred shares and distributions on preferred units are cumulative and are payable quarterly in arrears.

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
During 2019, we paid an aggregate of $50,131,000 of preferred dividends.
Accumulated Other Comprehensive (Loss) Income
The following table sets forth the changes in accumulated other comprehensive (loss) income by component for the year ended December 31, 2019.

(Amounts in thousands)
	Total	Accumulated other comprehensive income of nonconsolidated subsidiaries	Interest rate swaps	Other
Accumulated other comprehensive income (loss) as of December 31, 2018	$7,664	$3,253	$11,759	$(7,348)
Other comprehensive (loss) income	(45,586)	(938)	(47,885)	3,237
Amount reclassified from accumulated other comprehensive income(1)	(2,311)	(2,311)	—	—
Accumulated other comprehensive (loss) income as of December 31, 2019	$(40,233)	$4	$(36,126)	$(4,111)

________________________________________

(1)	Amount reclassified related to the conversion of our PREIT operating partnership units into common shares.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.	Variable Interest Entities
Unconsolidated VIEs
As of December 31, 2019 and 2018, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of December 31, 2019 and 2018, the net carrying amount of our investments in these entities was $217,451,000 and $257,882,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
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
As of December 31, 2019, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,923,656,000 and $2,646,623,000 respectively. As of December 31, 2018, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,445,436,000 and $2,533,753,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units, Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of December 31, 2019 and 2018, respectively.

(Amounts in thousands)	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Marketable securities	$33,313	$33,313	$—	$—
Real estate fund investments	222,649	—	—	222,649
Deferred compensation plan assets ($11,819 included in restricted cash and $91,954 in other assets)	103,773	71,338	—	32,435
Interest rate swaps (included in other assets)	4,327	—	4,327	—
Total assets	$364,062	$104,651	$4,327	$255,084

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	40,354	—	40,354	—
Total liabilities	$90,915	$50,561	$40,354	$—

(Amounts in thousands)	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Marketable securities	$152,198	$152,198	$—	$—
Real estate fund investments	318,758	—	—	318,758
Deferred compensation plan assets ($8,402 included in restricted cash and $88,122 in other assets)	96,524	58,716	—	37,808
Interest rate swaps (included in other assets)	27,033	—	27,033	—
Total assets	$594,513	$210,914	$27,033	$356,566

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	15,236	—	15,236	—
Total liabilities	$65,797	$50,561	$15,236	$—

Real Estate Fund Investments
As of December 31, 2019, we had four real estate fund investments with an aggregate fair value of $222,649,000, or $112,915,000 below cost. These investments are classified as Level 3.
Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments as of December 31, 2019 and 2018.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Discount rates	8.2% to 12.0%	10.0% to 15.0%	9.3%	13.4%
Terminal capitalization rates	4.6% to 8.2%	5.4% to 7.7%	5.3%	5.7%

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments - continued
The inputs on the previous page are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Changes in discount rates and terminal capitalization rates result in increases or decreases in the fair values of these investments. The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows. Therefore, a change in the fair value of these investments resulting from a change in the terminal capitalization rate may be partially offset by a change in the discount rate. It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values.
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the years ended December 31, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018
Beginning balance	$318,758	$354,804
Net unrealized loss on held investments	(106,109)	(83,794)
Purchases/additional fundings	10,000	68,950
Dispositions	—	(20,290)
Net realized loss on exited investments	—	(912)
Ending balance	$222,649	$318,758

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the years ended December 31, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018
Beginning balance	$37,808	$40,128
Sales	(27,053)	(12,621)
Purchases	18,494	9,183
Realized and unrealized gains (losses)	1,947	(274)
Other, net	1,239	1,392
Ending balance	$32,435	$37,808

Fair Value Measurements on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist primarily of real estate assets required to be measured for impairment at December 31, 2018. The fair values of real estate assets required to be measured for impairment were determined using comparable sales activity. There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets at December 31, 2019.

(Amounts in thousands)	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Real estate asset	$14,971	$—	$—	$14,971

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Fair Value Measurements – continued
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair value of our secured debt and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2019 and 2018.

(Amounts in thousands)	As of December 31, 2019			As of December 31, 2018
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,276,815		$1,277,000	$261,981		$262,000
Debt:
Mortgages payable	$5,670,016		$5,714,000	$8,215,847		$8,179,000
Senior unsecured notes	450,000		468,000	850,000		847,000
Unsecured term loan	750,000		750,000	750,000		750,000
Unsecured revolving credit facilities	575,000		575,000	80,000		80,000
Total	$7,445,016	(1)	$7,507,000	$9,895,847	(1)	$9,856,000

____________________

(1)	Excludes $38,407 and $59,226 of deferred financing costs, net and other as of December 31, 2019 and 2018 respectively.
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We recognize the fair values of all derivatives in "other assets" or "other liabilities" on our consolidated balance sheets. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.
The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt, as of December 31, 2019.

(Amounts in thousands)	As of December 31, 2019
			Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount	Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
770 Broadway mortgage loan	$4,045	$700,000	L+175	3.46%	2.56%	9/20
888 Seventh Avenue mortgage loan	218	375,000	L+170	3.44%	3.25%	12/20
Other	64	175,000
	$4,327	$1,250,000

Included in other liabilities:
Unsecured term loan	$36,809	$750,000	L+100	2.80%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	3,545	100,000	L+180	3.52%	4.14%	1/25
	$40,354	$850,000

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Stock-based Compensation
On May 16, 2019, our shareholders approved the 2019 Omnibus Share Plan (the “Plan"), which replaces the 2010 Omnibus Share Plan. Under the Plan, the Compensation Committee of Vornado's Board of Trustees (the "Committee") may grant incentive and non-qualified Vornado stock options, restricted stock, restricted Operating Partnership units ("OP units"), out-performance plan awards ("OPPs"), appreciation-only long-term incentive plan units (“AO LTIP Units”) and Performance Conditioned AO LTIP Units to certain of our employees and officers. Awards may be granted up to a maximum 5,500,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 11,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities. Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price. As of December 31, 2019, Vornado has approximately 5,207,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Below is a summary of our stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
OP Units	$39,969	$17,763	$20,630
Performance Conditioned AO LTIP Units	8,263	—	—
AO LTIP Units	2,636	2,113	—
OPPs	1,944	10,689	10,723
Vornado restricted stock	549	570	729
Vornado stock options	547	587	747
	$53,908	$31,722	$32,829

Stock-based compensation expense in the first quarter of 2019 included $16,211,000 from the accelerated vesting of previously issued OP units and Vornado restricted stock due to the removal of the time-based vesting requirement for participants who have reached 65 years of age. The right to sell such awards remains subject to original terms of grant. The increase in expense in the first quarter of 2019 was partially offset by lower stock-based compensation expense of $2,578,000 in each of the second, third and fourth quarter of 2019 and will be completely offset by lower stock-based compensation expense of $8,477,000 thereafter.
Stock-based compensation expense for the year ended December 31, 2019 also includes $8,143,000 for OP units granted outside of the Plan to an executive officer in connection with his employment in reliance on the employment inducement exception to shareholder approval provided under the New York Stock Exchange Listing Rule 303A.08; and $2,304,000 for the year ended December 31, 2019 for OP units granted under the Plan to certain executive officers as a result of promotions. The award granted outside of the Plan has a grant date fair value of $25,500,000 and vests 20% on the grant date, 40% on the three-year anniversary of the date of grant, and 40% on the four-year anniversary of the date of grant. The awards granted under the Plan have an aggregate grant date fair value of $15,000,000 and cliff vest after four years. Compensation expense related to OP unit grants are recognized ratably over the vesting period. Additional non-cash expense associated with these awards will be $9,603,000 in each of 2020 and 2021, $7,718,000 in 2022 and $2,655,000 in 2023.
Below is a summary of unrecognized compensation expense for the year ended December 31, 2019.

(Amounts in thousands)	As of December 31, 2019	Weighted-Average Remaining Contractual Term
OP Units	$36,390	2.0
AO LTIP Units	2,029	1.5
OPPs	1,783	1.6
Vornado restricted stock	833	1.7
Vornado stock options	832	1.7
Performance Conditioned AO LTIP Units	720	1.6
	$42,587	1.9

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Stock-based Compensation - continued
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
Awards under the 2018 OPP may be earned if Vornado (i) achieves a TSR level greater than 21% over the Performance Period (the “Absolute Component”) and/or (ii) achieves a TSR above a benchmark weighted index comprised of 70% of the SNL US Office REIT Index and 30% of the SNL US Retail Index over the Performance Period (the “Relative Component”).
The value of awards under the Relative Component and Absolute Component will be calculated separately and will each be subject to an aggregate $35,000,000 maximum award cap for all participants. The two components will be added together to determine the aggregate award size, which shall also be subject to the aggregate $35,000,000 maximum award cap for all participants. In the event awards are earned under the Absolute Component, but Vornado underperforms the index by more than 200 basis points per annum over the Performance Period (600 basis points over the three years), the amount earned under the Absolute Component will be reduced (and potentially fully negated) based on the degree by which the index exceeds Vornado’s TSR. In the event these awards are earned under the Relative Component, but Vornado fails to achieve a TSR of at least 3% per annum, awards earned under the Relative Component will be reduced on a ratable sliding scale based on Vornado’s absolute TSR performance, with awards earned under the Relative Component being reduced by a maximum of 50% in the event Vornado’s TSR during the applicable measurement period is 0% or negative.
If the designated performance objectives are achieved, awards under the 2018 OPP will vest ratably in each of years three, four and five. In addition, all of Vornado’s Named Executive Officers (as defined in Vornado’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on April 5, 2019) are required to hold any earned and vested awards for one year following each such vesting date. Dividends on awards granted under the 2018 OPP accrue during the Performance Period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.
Below is the summary of the OPP units granted during the years December 31, 2018, 2017 and 2016.

Plan Year	Total Plan Notional Amount	Percentage of Notional Amount Granted	Grant Date Fair Value(1)	OPP Units Earned
2018	$35,000,000	78.2%	$10,300,000	To be determined in 2021
2017	35,000,000	86.6%	10,800,000	Not earned
2016	40,000,000	86.7%	11,800,000	Not earned
________________________________________

(1)
During the years ended December 31, 2018 and 2017, $8,040,000, and $7,558,000, respectively, was immediately expensed on the respective grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).

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
Below is a summary of Vornado’s stock option activity for the year ended December 31, 2019.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,280,126	$50.81
Granted	35,106	62.68
Exercised	(534,972)	29.25
Cancelled or expired	(11,383)	78.07
Outstanding as of December 31, 2019	1,768,877	$57.39	1.1	$16,247,000
Options vested and expected to vest as of December 31, 2019	1,767,546	$57.37	1.1	$16,246,000
Options exercisable as of December 31, 2019	1,693,192	$56.87	0.8	$16,133,000
The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2019, 2018 and 2017.

	As of December 31,
	2019	2018	2017
Expected volatility	35%	35%	35%
Expected life	5.0 years	5.0 years	5.0 years
Risk free interest rate	2.50%	2.25%	1.95%
Expected dividend yield	2.9%	2.9%	3.0%

The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $16.64, $18.42 and $25.84, respectively. Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $5,495,000, $5,927,000 and $28,253,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $18,954,000, $25,820,000 and $9,178,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Stock-based Compensation - continued
Performance Conditioned AOLTIP Units
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

	Units	Weighted-Average Grant-Date Fair Value
Granted	496,762	$62.62
Outstanding as of December 31, 2019	496,762	62.62

The fair value of the Performance Conditioned AO LTIP Units on the date of grant was $8,983,000, of which $7,481,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible. The remaining $1,502,000 is being amortized into expense over a four-year period from the date of grant using a graded vesting attribution model.

As of December 31, 2019
Expected volatility	35%
Expected life	8.0 years
Risk free interest rate	2.76%
Expected dividend yield	3.1%

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
Below is a summary of AO LTIP Units activity for the year ended December 31, 2019.

	Units	Weighted-Average Grant-Date Fair Value
Outstanding as of December 31, 2018	183,233	$70.34
Granted	207,808	62.66
Vested	(46,285)	70.31
Cancelled or expired	(7,058)	67.59
Outstanding as of December 31, 2019	337,698	65.67

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Stock-based Compensation - continued
AO LTIP Units - continued
AO LTIP Units granted during the years ended December 31, 2019 and 2018 had a fair value of $3,429,000 and $3,484,000, respectively. The fair value of each AO LTIP Units granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the year ended December 31, 2019.

	As of December 31,
	2019	2018
Expected volatility	35%	35%
Expected life	5.0 years	5.0 years
Risk free interest rate	2.50%	2.25%
Expected dividend yield	2.9%	2.9%

OP Units
OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined. Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model. Distributions paid on unvested OP Units are charged to “net income attributable to noncontrolling interests in the Operating Partnership” on Vornado’s consolidated statements of income and to “preferred unit distributions” on the Operating Partnership’s consolidated statements of income and amounted to $4,070,000, $2,559,000 and $2,310,000 in the years ended December 31, 2019, 2018 and 2017, respectively.
Below is a summary of restricted OP unit activity for the year ended December 31, 2019.

Unvested Units	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2018	641,844	$72.79
Granted	927,812	63.30
Vested	(418,692)	66.45
Cancelled or expired	(2,651)	68.34
Unvested as of December 31, 2019	1,148,313	67.45

OP Units granted in 2019, 2018 and 2017 had a fair value of $58,732,000, $17,463,000 and $24,927,000, respectively. The fair value of OP Units that vested during the years ended December 31, 2019, 2018 and 2017 was $27,821,000, $18,037,000 and $20,903,000, respectively.
     Vornado Restricted Stock
Vornado restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over four years. Compensation expense related to Vornado’s restricted stock awards is recognized on a straight-line basis over the vesting period. Dividends paid on unvested Vornado restricted stock are charged directly to retained earnings and amounted to $51,000, $44,000 and $46,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Below is a summary of Vornado’s restricted stock activity for the year ended December 31, 2019.

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2018	16,686	$77.54
Granted	8,805	64.48
Vested	(5,996)	79.47
Cancelled or expired	(568)	73.98
Unvested as of December 31, 2019	18,927	70.96
Vornado restricted stock awards granted in 2019, 2018 and 2017 had a fair value of $568,000, $623,000 and $601,000, respectively. The fair value of restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $477,000, $492,000 and $645,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	Transaction Related Costs, Impairment Losses and Other
The following table sets forth the details of transaction related costs, impairment losses and other:

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
Non-cash impairment losses and related write-offs(1)	$101,925	$12,000	$—
Transaction related costs	4,613	6,217	1,776
Transfer tax(2)	—	13,103	—
	$106,538	$31,320	$1,776
____________________

(1)	2019 primarily from 608 Fifth Avenue (see below).

(2)
Additional Transfer Tax recorded in the first quarter 2018 related to the acquisition of Independence Plaza. The joint venture, in which we have a 50.1% economic interest, that owns Independence Plaza recognized this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 4 - Real Estate Fund Investments).

608 Fifth Avenue
During the second quarter of 2019, Arcadia Group US Ltd ("Arcadia Group"), the operator of Topshop, our retail tenant at 608 Fifth Avenue, filed for Chapter 15 bankruptcy protection in the United States. On June 28, 2019, Arcadia Group closed all of its stores in the United States. 608 Fifth Avenue is subject to a land and building lease which expires in 2033. The non-recourse lease calls for fixed lease payments through the term, plus payments for real estate taxes, insurance and operating expenses. Consequently, based on projected future cash flows we concluded that the excess of the carrying amount of the property, which includes our right-of-use asset, over our estimate of fair value was not recoverable resulting in a write down to zero. Our estimate of fair value of the property was derived from a discounted cash flow model using a 7% discount rate and based upon market conditions and expectations of growth. We recognized a $93,860,000 non-cash impairment loss on our consolidated statements of income in the second quarter of 2019, of which $75,220,000 resulted from the impairment of our right-of-use asset. As of December 31, 2019, a $71,582,000 lease liability remains, which will be recognized as income when the non-recourse lease is terminated. In August 2019, we delivered the required nine month notice to the ground lessor that we will surrender the property in May 2020.

17.	Interest and Other Investment Income, Net
The following table sets forth the details of our interest and other investment income, net:

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018		2017
(Decrease) increase in fair value of marketable securities:
PREIT (see page 110 for details)	$(21,649)	$—		$—
Lexington (see page 109 for details)	16,068	(26,596)		—
Other	48	143		—
	(5,533)	(26,453)		—
Interest on cash and cash equivalents and restricted cash	13,380	15,827		8,171
Interest on loans receivable	6,326	10,298	(1)	4,352
Dividends on marketable securities	3,938	13,339		13,276
Other, net	3,708	4,046		5,062
	$21,819	$17,057		$30,861
________________________________________

(1)	Includes $6,707 of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.

18.	Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Year Ended December 31,
	2019		2018	2017
Interest expense	$335,016	(1)	$389,136	$359,819
Capitalized interest and debt expense	(72,200)		(73,166)	(48,231)
Amortization of deferred financing costs	23,807		31,979	34,066
	$286,623		$347,949	$345,654
_________________
(1) Includes $22,540 debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured noted which were scheduled to mature in January 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    Income Per Share/Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted income per common share which includes the weighted average common shares and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Other potential dilutive share equivalents such as our employee stock options, OP Units, OPPs, AO LTIP Units and Performance Conditioned AO LTIP Units are included in the computation of diluted Earnings Per Share ("EPS") using the treasury stock method, while the dilutive effect of our Series A convertible preferred shares is reflected in diluted EPS by application of the if-converted method.

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2019	2018	2017
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$3,147,965	$449,356	$239,824
(Loss) income from discontinued operations, net of income attributable to noncontrolling interests	(28)	598	(12,408)
Net income attributable to Vornado	3,147,937	449,954	227,416
Preferred share dividends	(50,131)	(50,636)	(65,399)
Preferred share issuance costs	—	(14,486)	—
Net income attributable to common shareholders	3,097,806	384,832	162,017
Earnings allocated to unvested participating securities	(309)	(44)	(46)
Numerator for basic income per share	3,097,497	384,788	161,971
Impact of assumed conversions:
Convertible preferred share dividends	57	62	—
Earnings allocated to Out-Performance Plan units	9	174	230
Numerator for diluted income per share	$3,097,563	$385,024	$162,201

Denominator:
Denominator for basic income per share – weighted average shares	190,801	190,219	189,526
Effect of dilutive securities (1):
Employee stock options and restricted stock awards	216	933	1,448
Convertible preferred shares	34	37	—
Out-Performance Plan units	2	101	284
Denominator for diluted income per share – weighted average shares and assumed conversions	191,053	191,290	191,258

INCOME PER COMMON SHARE - BASIC:
Income from continuing operations, net	$16.23	$2.02	$0.92
Loss from discontinued operations, net	—	—	(0.07)
Net income per common share	$16.23	$2.02	$0.85

INCOME PER COMMON SHARE - DILUTED:
Income from continuing operations, net	$16.21	$2.01	$0.91
Loss from discontinued operations, net	—	—	(0.06)
Net income per common share	$16.21	$2.01	$0.85
________________________________________

(1)
The effect of dilutive securities in the years ended December 31, 2019, 2018 and 2017 excludes an aggregate of 13,020, 12,232 and 12,165 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.	Income Per Share/Income Per Class A Unit – continued
Vornado Realty L.P.
The following table presents the calculations of (i) basic income per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted income per Class A unit which includes the weighted average Class A unit and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include Vornado restricted stock awards, OP Units and OPPs, based on the two-class method. Other potential dilutive unit equivalents such as Vornado stock options, AO LTIP Units and Performance Conditioned AO LTIP Units are included in the computation of diluted income per unit ("EPU") using the treasury stock method, while the dilutive effect of our Series A convertible preferred units is reflected in diluted EPU by application of the if-converted method.

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2019	2018	2017
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests in consolidated subsidiaries	$3,358,839	$474,988	$251,554
(Loss) income from discontinued operations	(30)	638	(13,228)
Net income attributable to Vornado Realty L.P.	3,358,809	475,626	238,326
Preferred unit distributions	(50,296)	(50,830)	(65,593)
Preferred unit issuance costs	—	(14,486)	—
Net income attributable to Class A unitholders	3,308,513	410,310	172,733
Earnings allocated to unvested participating securities	(17,296)	(2,973)	(3,232)
Numerator for basic income per Class A unit	3,291,217	407,337	169,501
Impact of assumed conversions:
Convertible preferred unit distributions	57	62	—
Numerator for diluted income per Class A unit	$3,291,274	$407,399	$169,501

Denominator:
Denominator for basic income per Class A unit – weighted average units	202,947	202,068	201,214
Effect of dilutive securities (1):
Vornado stock options, Vornado restricted stock awards, OP Units and OPPs	267	1,307	2,086
Convertible preferred units	34	37	—
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	203,248	203,412	203,300

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$16.22	$2.01	$0.91
Income (loss) from discontinued operations, net	—	0.01	(0.07)
Net income per Class A unit	$16.22	$2.02	$0.84

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$16.19	$2.00	$0.90
Loss from discontinued operations, net	—	—	(0.07)
Net income per Class A unit	$16.19	$2.00	$0.83
________________________________________

(1)
The effect of dilutive securities in the years ended December 31, 2019, 2018 and 2017 excludes an aggregate of 825, 110 and 124 weighted average Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.	Leases
As lessor
We lease space to tenants under operating leases. Most of the leases provide for the payment of fixed base rent payable monthly in advance. Office building leases generally require tenants to reimburse us for operating costs and real estate taxes above their base year costs. Certain leases provide for pass-through to tenants for their share of real estate taxes, insurance and common area maintenance. Certain leases also require additional variable rent payments based on a percentage of the tenants’ sales. None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2019, 2018 and 2017. We have elected to account for lease revenues (including base and variable rent) and the reimbursement of common area maintenance expenses as a single lease component recorded as "rental revenues" on our consolidated statements of income.
Under ASC 842, we assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant's payment history and current credit status when assessing collectability. When collectability is not deemed probable we write-off the tenant's receivables, including straight-line rent receivables, and limit lease income to cash received. Changes to the collectability of our operating leases are recorded as adjustments to "rental revenues" on our consolidated statements of income, which resulted in a decrease in income of $17,237,000 for the year ended December 31, 2019. As a result, there is no allowance for doubtful accounts as of December 31, 2019. Prior to the adoption of ASC 842, we maintained an allowance for doubtful accounts for estimated losses on receivables under our lease agreements, including receivables arising from the straight-lining of rent. As of December 31, 2018 and 2017 our allowance for doubtful accounts were as follows:

(Amounts in thousands)
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2018
Allowance for doubtful accounts	$6,480	$1,910	$(2,592)	$5,798
Year Ended December 31, 2017
Allowance for doubtful accounts	$8,621	$26	$(2,167)	$6,480

As of December 31, 2019, under ASC 842, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2019
For the year ended December 31,
2020	$1,285,867
2021	1,248,659
2022	1,181,887
2023	1,067,014
2024	894,362
Thereafter	4,435,225

As of December 31, 2018, under ASC 840, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2018
For the year ended December 31:
2019	$1,547,162
2020	1,510,097
2021	1,465,024
2022	1,407,615
2023	1,269,141
Thereafter	5,832,467

The components of lease revenues for the year ended December 31, 2019 were as follows:

(Amounts in thousands)	For the Year Ended December 31, 2019
Fixed lease revenues	$1,513,033
Variable lease revenues	206,677
Lease revenues	$1,719,710

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20.     Leases - continued
As lessee
We have a number of ground leases which are classified as operating leases. On January 1, 2019, we recorded $526,866,000 of ROU assets and lease liabilities. Our ROU assets were reduced by $37,269,000 of accrued rent expense reclassified from “other liabilities” and $4,267,000 of acquired above-market lease liabilities, net, reclassified from “deferred revenue” and increased by $23,665,000 of acquired below-market lease assets, net, reclassified from “identified intangible assets, net of accumulated amortization” and $1,584,000 of prepaid lease payments reclassified from "other assets." During the second quarter of 2019, we recorded a $75,220,000 impairment loss on our 608 Fifth Avenue ROU Asset (See Note 16 – Transaction Related Costs, Impairment Losses and Other). As of December 31, 2019, our ROU assets and lease liabilities were $379,546,000 and $498,254,000, respectively.
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
The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2019:

(Amounts in thousands)	As of December 31, 2019
Weighted average remaining lease term (in years)	40.20
Weighted average discount rate	4.84%
Cash paid for operating leases	$27,817

We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. Variable lease payments include percentage rent and rent resets based on an index or rate. The following table sets forth the details of rent expense for the year ended December 31, 2019:

(Amounts in thousands)	For the Year Ended December 31, 2019
Fixed rent expense	$33,738
Variable rent expense	1,978
Rent expense	$35,716

As of December 31, 2019, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of December 31, 2019
For the year ended December 31,
2020	$28,192
2021	29,711
2022	30,640
2023	31,085
2024	31,551
Thereafter	1,054,881
Total undiscounted cash flows	1,206,060
Present value discount	(707,806)
Lease liabilities	$498,254

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
Farley Office and Retail Building
The future lease payments detailed previously exclude the ground and building lease at the Farley Office and Retail Building (the "Project"). We have a 95.0% ownership interest in a joint venture with Related which was designated by ESD, an entity of New York State, to develop the Project. The Project will include a new Moynihan Train Hall and approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of retail space. The joint venture has a 99-year triple-net lease with ESD for the commercial space at the Project. For GAAP purposes the lease has not yet commenced since construction of the Project is ongoing. The lease calls for annual rent payments of $5,000,000 plus fixed payments in lieu of real estate taxes ("PILOT") through June 2030. Following the fixed PILOT payment period, the PILOT is calculated in a manner consistent with buildings subject to New York City real estate taxes and assessments. As of December 31, 2019, future rent and fixed PILOT payments are $556,852,000.
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
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2019, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.
In the years ended December 31, 2019, 2018 and 2017, we contributed $10,793,000, $10,377,000 and $10,113,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2019, 2018 and 2017.
Multiemployer Health Plans
Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees. In the years ended December 31, 2019, 2018 and 2017, our subsidiaries contributed $32,407,000, $30,354,000 and $29,549,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.	Commitments and Contingencies
Insurance
For our properties except the Farley Office and Retail Building, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,430,413 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guarantee.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for the Farley Office and Retail Building. As of December 31, 2019, the aggregate dollar amount of these guarantees and master leases is approximately $1,524,000,000.
As of December 31, 2019, $15,880,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.	Commitments and Contingencies – continued
Other Commitments and Contingencies - continued
The joint venture in which we own a 95.0% ownership interest was designated by ESD to develop the Farley Office and Retail Building. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
As of December 31, 2019, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $12,700,000.
As of December 31, 2019, we have construction commitments aggregating approximately $627,000,000.

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
Interstate Properties (“Interstate”)
Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, respectively, are Interstate’s two other general partners. As of December 31, 2019, Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado and 26.1% of Alexander’s common stock.
We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us. We earned $300,000, $453,000, and $501,000 of management fees under the agreement for the years ended December 31, 2019, 2018 and 2017, respectively.
Urban Edge Properties
On March 4, 2019, we converted to common shares and sold all of our 5,717,184 partnership units of UE. In prior years, we provided UE with information technology support. UE is providing us with leasing and property management services for (i) certain small retail properties and (ii) our affiliate, Alexander's, Rego retail assets. Fees paid to UE for servicing the retail assets of Alexander’s are similar to the fees that we are receiving from Alexander’s.
220 Central Park South
We are constructing a residential condominium tower at 220 CPS. Of the condominium units closed during the year ended December 31, 2019, one was sold to a limited liability company owned by the spouse of a related party, David Mandelbaum, a Trustee and a Director of Alexander’s, and another was sold to Mr. Mandelbaum’s brother. The net proceeds were $23,357,000 and $16,099,000, respectively.
Fifth Avenue and Times Square JV
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements. These agreements are described in Note 6 - Investments in Partially Owned Entities. Haim Chera, Executive Vice President - Head of Retail, has an investment in Crown, a company controlled by Mr. Chera's family. Crown has a nominal minority interest in Fifth Avenue and Times Square JV. Additionally, we have other investments with Crown.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

24.	Summary of Quarterly Results (Unaudited)
Vornado Realty Trust
The following summary represents the results of operations for each quarter in 2019 and 2018:

(Amounts in thousands, except per share amounts)	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$534,668	$463,103	$465,961	$460,968
Net income attributable to common shareholders(1)	181,488	2,400,195	322,906	193,217
Per share - basic(2)	0.95	12.58	1.69	1.01
Per share - diluted(2)	0.95	12.56	1.69	1.01

(Amounts in thousands, except per share amounts)	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$536,437	$541,818	$542,048	$543,417
Net (loss) income attributable to common shareholders(1)	(17,841)	111,534	190,645	100,494
Per share - basic(2)	(0.09)	0.59	1.00	0.53
Per share - diluted(2)	(0.09)	0.58	1.00	0.53
____________________

(1)
Fluctuations among quarters resulted primarily from non-cash impairment losses, net gain on transfer to Fifth Avenue and Times Square JV, net gains on sale of real estate and other items and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

Vornado Realty L.P.
The following summary represents the results of operations for each quarter in 2019 and 2018:

(Amounts in thousands, except per share amounts)	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$534,668	$463,103	$465,961	$460,968
Net income attributable to Class A unitholders(1)	193,649	2,562,669	345,501	206,694
Per unit - basic(2)	0.95	12.58	1.69	1.01
Per unit - diluted(2)	0.95	12.54	1.69	1.01

(Amounts in thousands, except per share amounts)	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$536,437	$541,818	$542,048	$543,417
Net (loss) income attributable to Class A unitholders(1)	(19,014)	118,931	203,268	107,125
Per unit - basic(2)	(0.10)	0.58	1.00	0.53
Per unit - diluted(2)	(0.10)	0.58	0.99	0.52
____________________

(1)
Fluctuations among quarters resulted primarily from non-cash impairment losses, net gain on transfer to Fifth Avenue and Times Square JV, net gains on sale of real estate and other items and from seasonality of business operations.

(2)	The total for the year may differ from the sum of the quarters as a result of weighting.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25. Segment Information
We operate in two reportable segments, New York and Other, which is based on how we manage our business.
Net operating income ("NOI") at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the years ended December 31, 2019, 2018 and 2017.

(Amounts in thousands)	For the Year Ended December 31,
	2019	2018	2017
Net income	$3,334,262	$422,603	$264,128
Depreciation and amortization expense	419,107	446,570	429,389
General and administrative expense	169,920	141,871	150,782
Transaction related costs, impairment losses and other	106,538	31,320	1,776
Income from partially owned entities	(78,865)	(9,149)	(15,200)
Loss (income) from real estate fund investments	104,082	89,231	(3,240)
Interest and other investment income, net	(21,819)	(17,057)	(30,861)
Interest and debt expense	286,623	347,949	345,654
Net gain on transfer to Fifth Avenue and Times Square JV	(2,571,099)	—	—
Purchase price fair value adjustment	—	(44,060)	—
Net gains on disposition of wholly owned and partially owned assets	(845,499)	(246,031)	(501)
Income tax expense	103,439	37,633	42,375
Loss (income) from discontinued operations	30	(638)	13,228
NOI from partially owned entities	322,390	253,564	269,164
NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,332)	(71,186)	(65,311)
NOI at share	1,259,777	1,382,620	1,401,383
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,060)	(44,704)	(86,842)
NOI at share - cash basis	$1,253,717	$1,337,916	$1,314,541

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

25. Segment Information - continued
Below is a summary of NOI at share, NOI at share - cash basis and selected balance sheet data by segment for the years ended December 31, 2019, 2018 and 2017.

(Amounts in thousands)	For the Year Ended December 31, 2019
	Total	New York	Other
Total revenues	$1,924,700	$1,577,860	$346,840
Operating expenses	(917,981)	(758,304)	(159,677)
NOI - consolidated	1,006,719	819,556	187,163
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,332)	(40,896)	(28,436)
Add: NOI from partially owned entities	322,390	294,168	28,222
NOI at share	1,259,777	1,072,828	186,949
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,060)	(12,318)	6,258
NOI at share - cash basis	$1,253,717	$1,060,510	$193,207

Balance Sheet Data:
Real estate, at cost	$13,074,012	$10,272,458	$2,801,554
Investments in partially owned entities	3,999,165	3,964,289	34,876
Total assets	18,287,013	16,429,159	1,857,854

(Amounts in thousands)	For the Year Ended December 31, 2018
	Total	New York	Other
Total revenues	$2,163,720	$1,836,036	$327,684
Operating expenses	(963,478)	(806,464)	(157,014)
NOI - consolidated	1,200,242	1,029,572	170,670
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(71,186)	(48,490)	(22,696)
Add: NOI from partially owned entities	253,564	195,908	57,656
NOI at share	1,382,620	1,176,990	205,630
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(44,704)	(45,427)	723
NOI at share - cash basis	$1,337,916	$1,131,563	$206,353

Balance Sheet Data:
Real estate, at cost	$16,237,883	$12,351,943	$3,885,940
Investments in partially owned entities	858,113	719,456	138,657
Total assets	17,180,794	14,628,712	2,552,082

(Amounts in thousands)	For the Year Ended December 31, 2017
	Total	New York	Other
Total revenues	$2,084,126	$1,779,307	$304,819
Operating expenses	(886,596)	(756,670)	(129,926)
NOI - consolidated	1,197,530	1,022,637	174,893
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(65,311)	(45,899)	(19,412)
Add: Our share of NOI from partially owned entities	269,164	189,327	79,837
NOI at share	1,401,383	1,166,065	235,318
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(86,842)	(79,202)	(7,640)
NOI at share - cash basis	$1,314,541	$1,086,863	$227,678

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2019, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements.
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

New York, New York
February 18, 2020

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
As of December 31, 2019, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Partnership and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements.
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

New York, New York
February 18, 2020

ITEM 9B.	OTHER INFORMATION
 None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to trustees of Vornado, the Operating Partnership’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of Vornado’s trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2019, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	78
Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman of the Board since May 2004.

David R. Greenbaum	68	Vice Chairman since April 2019; President of the New York Division from April 1997 to April 2019.

Michael J. Franco	51
President since April 2019; Executive Vice President - Chief Investment Officer from April 2015 to April 2019; Executive Vice President - Head of Acquisitions and Capital Markets from November 2010 to April 2015.

Joseph Macnow	74
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

Haim Chera	50	Executive Vice President - Head of Retail since April 2019; Principal at Crown Acquisitions from January 2000 - April 2019.

Barry S. Langer	41	Executive Vice President - Development - Co-Head of Real Estate since April 2019; Executive Vice President - Head of Development from May 2015 to April 2019.

Glen J. Weiss	50	Executive Vice President - Office Leasing - Co-Head of Real Estate since April 2019; Executive Vice President - Office Leasing from May 2013 to April 2019.
Vornado, the Operating Partnership’s sole general partner, has adopted a Code of Business Conduct and Ethics that applies to, among others, the above executive officers, and its principal accounting officer, Matthew Iocco, Vornado's Executive Vice President - Chief Accounting Officer. Mr. Iocco, 49 years of age, has been the Executive Vice President - Chief Accounting Officer of Vornado since May 2015 and Chief Financial Officer of Alexander's, Inc. since April 2017. From May 2012 to May 2015, Mr. Iocco was the Senior Vice President - Chief Accounting Officer of Vornado. This Code is available on Vornado’s website at www.vno.com.

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
Equity compensation plan information
The following table provides information as of December 31, 2019 regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	4,663,964	(1)	$57.39	5,207,363	(2)
Equity compensation awards not approved by security holders	—		—	—
Total	4,663,964		$57.39	5,207,363
________________________________________

(1)
Includes an aggregate of 2,895,087 shares/units, comprised of (i) 18,927 restricted Vornado common shares, (ii) 1,148,313 restricted Operating Partnership units, (iii) 337,698 Appreciation-Only Long-Term Incentive Plan units (iv) 496,762 Performance Conditioned AO LTIP Units and (v) 893,387 Out-Performance Plan units, which do not have an exercise price.

(2)	Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants would be 10,414,725.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

Page in this Annual Report on Form 10-K
III--Real Estate and Accumulated Depreciation as of December 31, 2019, 2018 and 2017	146
Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)		Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
			Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
New York
Manhattan
1290 Avenue of the Americas	$950,000		$518,244	$926,992	$245,488	$518,244	$1,172,480	$1,690,724	$371,498	1963	2007	(4)
350 Park Avenue	400,000		265,889	363,381	50,983	265,889	414,364	680,253	142,819	1960	2006	(4)
PENN1	—		—	412,169	355,815	—	767,984	767,984	313,467	1972	1998	(4)
100 West 33rd Street	398,402		242,776	247,970	36,785	242,776	284,755	527,531	96,665	1911	2007	(4)
150 West 34th Street	205,000		119,657	268,509	—	119,657	268,509	388,166	30,767	1900	2015	(4)
PENN2	575,000	(5)	53,615	164,903	139,650	52,689	305,479	358,168	156,464	1968	1997	(4)
90 Park Avenue	—		8,000	175,890	195,597	8,000	371,487	379,487	144,841	1964	1997	(4)
Manhattan Mall	181,598		88,595	113,473	66,604	88,595	180,077	268,672	64,806	2009	2007	(4)
770 Broadway	700,000		52,898	95,686	146,545	52,898	242,231	295,129	100,740	1907	1998	(4)
888 Seventh Avenue	375,000		—	117,269	154,252	—	271,521	271,521	132,586	1980	1998	(4)
PENN11	450,000		40,333	85,259	110,048	40,333	195,307	235,640	85,014	1923	1997	(4)
909 Third Avenue	350,000		—	120,723	122,351	—	243,074	243,074	105,540	1969	1999	(4)
150 East 58th Street	—		39,303	80,216	52,036	39,303	132,252	171,555	64,382	1969	1998	(4)
595 Madison Avenue	—		62,731	62,888	44,762	62,731	107,650	170,381	45,576	1968	1999	(4)
330 West 34th Street	—		—	8,599	154,874	—	163,473	163,473	37,686	1925	1998	(4)
828-850 Madison Avenue	—		107,937	28,261	6,225	107,937	34,486	142,423	10,365		2005	(4)
715 Lexington Avenue	—		—	26,903	65,078	63,000	28,981	91,981	10,048	1923	2001	(4)
478-486 Broadway	—		30,000	20,063	36,562	30,000	56,625	86,625	15,186	2009	2007	(4)
4 Union Square South	120,000		24,079	55,220	3,509	24,079	58,729	82,808	22,579	1965/2004	1993	(4)
Farley Office and Retail Building	—		—	476,235	321,046	—	797,281	797,281	—	1912	2018	(4)
Moynihan Train Hall	—		—	346,926	568,034	—	914,960	914,960	—	1912	2018	(4)
260 Eleventh Avenue	—		—	80,482	4,378	—	84,860	84,860	9,998	1911	2015	(4)
510 Fifth Avenue	—		34,602	18,728	32,300	48,403	37,227	85,630	8,754		2010	(4)
606 Broadway	67,804		45,406	8,993	46,535	45,298	55,636	100,934	564		2016	(4)
40 Fulton Street	—		15,732	26,388	35,050	15,732	61,438	77,170	19,976	1987	1998	(4)
443 Broadway	—		11,187	41,186	—	11,187	41,186	52,373	6,864		2013	(4)
40 East 66th Street	—		13,616	34,635	159	13,616	34,794	48,410	12,220		2005	(4)
155 Spring Street	—		13,700	30,544	6,976	13,700	37,520	51,220	11,127		2007	(4)
435 Seventh Avenue	95,696		19,893	19,091	2,073	19,893	21,164	41,057	8,571	2002	1997	(4)
608 Fifth Avenue (6)	—		—	—	—	—	—	—	—	1932	2012	(4)
692 Broadway	—		6,053	22,908	3,739	6,053	26,647	32,700	9,965		2005	(4)
131-135 West 33rd Street	—		8,315	21,312	316	8,315	21,628	29,943	1,971		2016	(4)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
New York - continued
Manhattan - continued
265 West 34th Street	$—	$28,500	$—	$295	$28,500	$295	$28,795	$—	1920	2015	(4)
304 Canal Street	—	3,511	12,905	(684)	3,511	12,221	15,732	986	1910	2014	(4)
677-679 Madison Avenue	—	13,070	9,640	556	13,070	10,196	23,266	3,425		2006	(4)
1131 Third Avenue	—	7,844	7,844	5,708	7,844	13,552	21,396	2,299		1997	(4)
486 Eighth Avenue	—	20,000	71	244	20,000	315	20,315	—	1928	2016	(4)
431 Seventh Avenue	—	16,700	2,751	—	16,700	2,751	19,451	877		2007	(4)
138-142 West 32nd Street	—	9,252	9,936	968	9,252	10,904	20,156	1,223	1920	2015	(4)
334 Canal Street	—	1,693	6,507	7,609	1,693	14,116	15,809	1,682		2011	(4)
267 West 34th Street	—	5,099	10,037	(9,760)	5,099	277	5,376	—		2013	(4)
966 Third Avenue	—	8,869	3,631	—	8,869	3,631	12,500	575		2013	(4)
148 Spring Street	—	3,200	8,112	398	3,200	8,510	11,710	2,491		2008	(4)
150 Spring Street	—	3,200	5,822	274	3,200	6,096	9,296	1,776		2008	(4)
137 West 33rd Street	—	6,398	1,550	—	6,398	1,550	7,948	184	1932	2015	(4)
488 Eighth Avenue	—	10,650	1,767	(4,643)	6,859	915	7,774	267		2007	(4)
484 Eighth Avenue	—	3,856	762	773	3,856	1,535	5,391	—		1997	(4)
825 Seventh Avenue	—	1,483	697	2,697	1,483	3,394	4,877	419		1997	(4)
537 West 26th Street	—	10,370	17,632	16,301	26,631	17,672	44,303	866		2018	(4)
339 Greenwich	—	2,622	12,333	—	2,622	12,333	14,955	898		2017	(4)
Other (Including Signage)	—	72,372	19,135	88,457	72,372	107,592	179,964	18,952
Total Manhattan	4,868,500	2,051,250	4,632,934	3,116,963	2,139,487	7,661,660	9,801,147	2,077,959

Other Properties
Hotel Pennsylvania, New York	—	29,903	121,712	125,590	29,903	247,302	277,205	129,258	1919	1997	(4)
33-00 Northern Boulevard, Queens, New York	100,000	46,505	86,226	9,808	46,505	96,034	142,539	12,491	1915	2015	(4)
Paramus, New Jersey	—	—	—	23,392	1,036	22,356	23,392	16,964	1967	1987	(4)
Total Other Properties	100,000	76,408	207,938	158,790	77,444	365,692	443,136	158,713

Total New York	4,968,500	2,127,658	4,840,872	3,275,753	2,216,931	8,027,352	10,244,283	2,236,672

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
Other
theMART
theMART, Illinois	$675,000	$64,528	$319,146	$414,558	$64,535	$733,697	$798,232	$329,198	1930	1998	(4)
527 West Kinzie, Illinois	—	5,166	—	67	5,166	67	5,233	—		1998	(4)
Piers 92 and 94, New York	—	—	—	16,961	—	16,961	16,961	3,335		2008	(4)
Total theMART	675,000	69,694	319,146	431,586	69,701	750,725	820,426	332,533

555 California Street, California	548,075	223,446	895,379	227,455	211,459	1,134,821	1,346,280	326,893	1922,1969 -1970	2007	(4)
220 Central Park South, New York	—	115,720	16,445	200,598	—	332,763	332,763	—		2005	(4)
Borgata Land, Atlantic City, NJ	53,441	83,089	—	—	83,089	—	83,089	—		2010
40 East 66th Residential, New York	—	8,454	13,321	—	8,454	13,321	21,775	4,231		2005	(4)
677-679 Madison Avenue, New York	—	1,462	1,058	285	1,627	1,178	2,805	510		2006	(4)
Annapolis, Maryland	—	—	9,652	—	—	9,652	9,652	4,211		2005	(4)
Wayne Towne Center, New Jersey	—	—	26,137	57,453	—	83,590	83,590	25,103		2010	(4)
Other	—	—	—	5,335	—	5,335	5,335	1,536			(4)
Total Other	1,276,516	501,865	1,281,138	922,712	374,330	2,331,385	2,705,715	695,017

Leasehold improvements equipment and other	—	—	—	124,014	—	124,014	124,014	84,269

December 31, 2019	$6,245,016	$2,629,523	$6,122,010	$4,322,479	$2,591,261	$10,482,751	$13,074,012	$3,015,958

________________________________________

(1)	Represents contractual debt obligations.

(2)	The net basis of Vornado's assets and liabilities for tax reporting purposes is approximately $4.0 billion lower than the amounts reported for financial statement purposes.

(3)	Date of original construction –– many properties have had substantial renovation or additional construction –– see Column D.

(4)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

(5)	Secured amount outstanding on revolving credit facilities.

(6)	In August 2019, we delivered notice to the ground lessor that we will surrender the property in May 2020.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2019	2018	2017
Real Estate
Balance at beginning of period	$16,237,883	$14,756,295	$14,187,820
Additions during the period:
Land	46,074	170,065	21,298
Buildings & improvements and other	1,391,784	1,665,684	598,820
	17,675,741	16,592,044	14,807,938
Less: Assets sold, written-off, reclassified to ready for sale and deconsolidated	4,601,729	354,161	51,643
Balance at end of period	$13,074,012	$16,237,883	$14,756,295

Accumulated Depreciation
Balance at beginning of period	$3,180,175	$2,885,283	$2,581,514
Additions charged to operating expenses	360,194	381,500	360,391
	3,540,369	3,266,783	2,941,905
Less: Accumulated depreciation on assets sold, written-off and deconsolidated	524,411	86,608	56,622
Balance at end of period	$3,015,958	$3,180,175	$2,885,283

(b)    Exhibits:

Exhibit No.
2.1		—	Master Transaction Agreement, dated as of October 31, 2016, by and among Vornado Realty Trust, Vornado Realty L.P., JBG	*
Properties, Inc., JBG/Operating Partners, L.P., certain affiliates of JBG Properties Inc. and JBG/Operating Partners set
forth on Schedule A thereto, JBG SMITH Properties and JBG SMITH Properties LP. Incorporated by reference to
Exhibit 2.1 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (File No.
001-11954), filed February 13, 2017

3.1		—	Articles of Restatement of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland	*
on July 30, 2007 - Incorporated by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007

3.2		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on March 2, 2000 - Incorporated by reference to Exhibit	*
3.12 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No.
001-11954), filed on Thursday, March 9, 2000

3.3		—	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference	*
$25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration
Statement on Form 8-A (File No. 001-11954), filed on January 25, 2013

3.4		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series M Cumulative Redeemable Preferred Shares of	*
Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to
Vornado Realty Trust's Registration Statement on Form 8-A (File No. 001-11954), filed on December 13, 2017

3.5		—	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997	*
(the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report
on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.6		—	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to	*
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003

3.7		—	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to	*
Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998

3.8		—	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998

3.9		—	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999

3.10		—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999

3.11		—	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

3.12		—	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

3.13		—	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999

3.14		—	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

3.15		—	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to	*
Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999

3.16		—	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999

3.17		—	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000

3.18		—	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000
__________________________________________
	*		Incorporated by reference

3.19		—	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2	*
to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000

3.20		—	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35	*
to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001

3.21		—	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

3.22		—	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit	*
3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001

3.23		—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to	*
Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002

3.24		—	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to	*
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002

3.25		—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado	*
Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May
8, 2003

3.26		—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to	*
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003

3.27		—	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to	*
Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003
(File No. 001-11954), filed on March 3, 2004

3.28		—	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to	*
Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004

3.29		—	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57	*
to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.30		—	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58	*
to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on
January 26, 2005

3.31		—	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 to	*
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

3.32		—	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2	*
to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004

3.33		—	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1	*
to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005

3.34		—	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to	*
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005

3.35		—	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado	*
Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005

3.36		—	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to	*
Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005

3.37		—	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of December 19, 2005 – Incorporated by	*
reference to Exhibit 3.59 to Vornado Realty L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006
(File No. 000-22685), filed on May 8, 2006
__________________________________________
	*		Incorporated by reference

3.38		—	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 –	*
Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006

3.39		—	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of May 2, 2006 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685),
filed on May 3, 2006

3.40		—	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of August 17, 2006 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23,
2006

3.41		—	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of October 2, 2006 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22,
2007

3.42		—	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685),
filed on June 27, 2007

3.43		—	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 –	*
Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685),
filed on June 27, 2007

3.44		—	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 –	*
Incorporated by reference to Exhibit 3.3 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685),
filed on June 27, 2007

3.45		—	Fortieth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 –	*
Incorporated by reference to Exhibit 3.4 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685),
filed on June 27, 2007

3.46		—	Forty-First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008 –	*
Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2008 (file No. 001-11954), filed on May 6, 2008

3.47		—	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of December 17, 2010	*
– Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No 000-22685),
filed on December 21, 2010

3.48		—	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 20, 2011 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685),
filed on April 21, 2011

3.49		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as,	*
of March 30, 2012 - Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K
(File No. 001-34482), filed on April 5, 2012

3.50		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of July 18, 2012 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482),
filed on July 18, 2012

3.51		—	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of January 25, 2013 –	*
Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482),
filed on January 25, 2013

3.52		—	Forty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated	*
April 1, 2015 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No.
001-34482), filed on April 2, 2015

3.53	**	—	Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated	*
December 13, 2017 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K
(File No. 001-34482), filed on December 13, 2017
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

3.54	**	—	Forty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as	*
of January 12, 2018 - Incorporated by reference to Exhibit 3.53 to Vornado Realty Trust's Annual Report on 10-K for the
year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018

3.55		—	Articles of Amendment to Declaration of Trust, dated June 13, 2018 - Incorporated by reference to Exhibit 3.54 to Vornado	*
Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July
30, 2018

3.56		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 25, 2018 - Incorporated by reference to Exhibit	*
3.55 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018

3.57		—	Forty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as	*
of August 7, 2019 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K
(File No. 001-11954), filed on August 8, 2019

4.1		—	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated	*
by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31,
2005 (File No. 001-11954), filed on April 28, 2005

4.2		—	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado Realty L.P., as Guarantor and The	*
Bank of New York, as Trustee – Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Current Report on
Form 8-K (File No. 001-11954), filed on November 27, 2006
Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the
Securities and Exchange Commission, upon request, copies of such instruments

4.3		—	Description of the Vornado Realty Trust securities registered pursuant to Section 12 of the Securities Exchange Act	***

4.4		—	Description of Class A units of Vornado Realty L.P. and certain provisions of its agreement of limited partnership	***

10.1		—	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference	*
to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993

10.2	**	—	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 – Incorporated by reference to	*
Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed
February 16, 1993

10.3	**	—	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and	*
David R. Greenbaum - Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K
(File No. 001-11954), filed on April 30, 1997

10.4		—	Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E.	*
Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C. - Incorporated by reference to Exhibit
10.3 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002

10.5	**	—	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty	*
L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended
June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.6	**	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential	*
LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report
for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002

10.7		—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc.,	*
the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to
Alexander's Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-06064), filed on
August 7, 2002

10.8	**	—	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph Macnow dated July 27, 2006 –	*
Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

10.9	**	—	Second Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between Vornado Realty L.P. and	*
Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K
for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007

10.10	**	—	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731	*
Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. – Incorporated by reference to
Exhibit 10.56 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No.
001-11954), filed on February 27, 2007

10.11	**	—	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow, dated December 29, 2008 -	*
Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2008 (File No. 001-11954) filed on February 24, 2009

10.12	**	—	Amendment to Employment Agreement between Vornado Realty Trust and David R. Greenbaum, dated December 29, 2008 -	*
Incorporated by reference to Exhibit 10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2008 (File No. 001-11954) filed on February 24, 2009

10.13	**	—	Amendment to Indemnification Agreement between Vornado Realty Trust and David R. Greenbaum, dated December 29, 2008 -	*
Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended
December 31, 2008 (File No. 001-11954) filed on February 24, 2009

10.14	**	—	Vornado Realty Trust's 2010 Omnibus Share Plan - Incorporated by reference to Exhibit 10.41 to Vornado Realty Trust's	*
Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11954) filed on August 3, 2010

10.15	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Incentive / Non-Qualified Stock Option Agreement - Incorporated	*
by reference to Exhibit 99.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April
5, 2012

10.16	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit	*
99.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012

10.17	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit	*
99.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012

10.18	**	—	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.45 to	*
Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11954)
filed on February 26, 2013

10.19	**	—	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.50 to	*
Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013

10.20	**	—	Employment agreement between Vornado Realty Trust and Michael J. Franco dated January 10, 2014 - Incorporated by	*
reference to Exhibit 10.52 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31,
2014 (File No. 001-11954), filed on May 5, 2014

10.21	**	—	Form of 2017 Amendment to Vornado Realty Trust 2015, 2016, 2017 Outperformance Plan Award Agreements - Incorporated	*
by reference to Exhibit 10.32 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
(File No. 001-11954), filed on July 31, 2017

10.22	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit	*
10.34 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (File No.
001-11954), filed on February 12, 2018

10.23	**	—	Form of Vornado Realty Trust 2018 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.35 to	*
Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-11954) filed on April 30, 2018

__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

10.24		—	Amended and Restated Term Loan Agreement dated as of October 26, 2018 among Vornado Realty L.P. as Borrower, Vornado	*
Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A. as
Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-11954), filed on October 29, 2018

10.25	**	—	Form of Performance Conditioned AO LTIP Award Agreement - Incorporated by reference to Exhibit 10.36 to Vornado Realty	*
Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11,
2019

10.26	**	—	Form of 2019 Amendment to Restricted LTIP Unit and Restricted Stock Agreements - Incorporated by reference to Exhibit	*
10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No.
001-11954), filed on February 11, 2019

10.27	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to	*
Exhibit 10.38 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No.
001-11954), filed on February 11, 2019

10.28	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit	*
10.39 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No.
001-11954), filed on February 11, 2019

10.29		—	Second Amended and Restated Revolving Credit Agreement dated as of March 26, 2019, among Vornado Realty L.P., as	*
Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan
Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.40 to Vornado
Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11954), filed on
April 29, 2019

10.30	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan - Incorporated by reference to Annex B to Vornado Realty Trust's	*
Proxy Statement dated April 5, 2019 (File No. 001-11954), filed on April 5, 2019

10.31		—	Transaction Agreement between Vornado Realty L.P. and Crown Jewel Partner LLC, dated April 18, 2019 - Incorporated by	*
reference to Exhibit 10.42 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019
(File No. 001-11954), filed on July 29, 2019

10.32	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted Stock Agreement	***

10.33	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement	***

10.34	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Incentive/Non-Qualified Stock Option Agreement	***
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

21		—	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.	***

23.1		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust	***

23.2		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.	***

31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust	***

31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust	***

31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.	***

31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.	***

32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust	***

32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust	***

32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.	***

32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.	***

101		—	The following financial information from Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the	***
year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL) includes:
(i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and
(vi) the notes to consolidated financial statements.

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended	***
December 31, 2019, formatted as iXBRL and contained in Exhibit 101

__________________________________________
	***		Filed herewith

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: February 18, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 18, 2020
	(Steven Roth)	and Chief Executive Officer (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee	February 18, 2020
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 18, 2020
(Michael D. Fascitelli)

By:	/s/William W. Helman IV	Trustee	February 18, 2020
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee	February 18, 2020
(David Mandelbaum)

By:	/s/Mandakini Puri	Trustee	February 18, 2020
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee	February 18, 2020
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee	February 18, 2020
(Richard R. West)

By:	/s/Russell B. Wight, Jr.	Trustee	February 18, 2020
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Chief Financial Officer	February 18, 2020
	(Joseph Macnow)	(Principal Financial Officer)

By:	/s/Matthew Iocco	Chief Accounting Officer	February 18, 2020
	(Matthew Iocco)	(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: February 18, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees and	February 18, 2020
	(Steven Roth)	Chief Executive Officer of Vornado Realty Trust (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 18, 2020
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	February 18, 2020
(Michael D. Fascitelli)

By:	/s/William W. Helman IV	Trustee of Vornado Realty Trust	February 18, 2020
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 18, 2020
(David Mandelbaum)

By:	/s/Mandakini Puri	Trustee of Vornado Realty Trust	February 18, 2020
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	February 18, 2020
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee of Vornado Realty Trust	February 18, 2020
(Richard R. West)

By:	/s/Russell B. Wight, Jr.	Trustee of Vornado Realty Trust	February 18, 2020
(Russell B. Wight, Jr.)

By:	/s/Joseph Macnow	Chief Financial Officer of Vornado Realty Trust	February 18, 2020
	(Joseph Macnow)	(Principal Financial Officer)

By:	/s/Matthew Iocco	Chief Accounting Officer of Vornado Realty Trust	February 18, 2020
	(Matthew Iocco)	(Principal Accounting Officer)