Form 10-Q
period 2020-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2020-05-04
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2020
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
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

As of March 31, 2020, 191,115,726 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 92.7% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	March 31, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land	$2,589,800	$2,591,261
Buildings and improvements	7,946,523	7,953,163
Development costs and construction in progress	1,532,828	1,490,614
Moynihan Train Hall development expenditures	972,199	914,960
Leasehold improvements and equipment	126,910	124,014
Total	13,168,260	13,074,012
Less accumulated depreciation and amortization	(3,049,609)	(3,015,958)
Real estate, net	10,118,651	10,058,054
Right-of-use assets	378,257	379,546
Cash and cash equivalents	1,586,738	1,515,012
Restricted cash	80,570	92,119
Marketable securities	—	33,313
Tenant and other receivables	115,795	95,733
Investments in partially owned entities	3,970,791	3,999,165
Real estate fund investments	45,129	222,649
220 Central Park South condominium units ready for sale	393,417	408,918
Receivable arising from the straight-lining of rents	731,807	742,206
Deferred leasing costs, net of accumulated amortization of $188,976 and $196,229	353,467	353,986
Identified intangible assets, net of accumulated amortization of $100,298 and $98,587	29,123	30,965
Other assets	405,914	355,347
	$18,209,659	$18,287,013
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,643,707	$5,639,897
Senior unsecured notes, net	446,076	445,872
Unsecured term loan, net	795,974	745,840
Unsecured revolving credit facilities	1,075,000	575,000
Lease liabilities	497,531	498,254
Moynihan Train Hall obligation	972,199	914,960
Special dividend/distribution payable	—	398,292
Accounts payable and accrued expenses	407,598	440,049
Deferred revenue	54,992	59,429
Deferred compensation plan	90,888	103,773
Other liabilities	308,683	265,754
Total liabilities	10,292,648	10,087,120
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,748,709 and 13,298,956 units outstanding	619,264	884,380
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling interests	623,799	888,915
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,795,540 and 36,795,640 shares	891,211	891,214
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,115,726 and 190,985,677 shares	7,624	7,618
Additional capital	8,112,523	7,827,697
Earnings less than distributions	(2,091,612)	(1,954,266)
Accumulated other comprehensive loss	(82,719)	(40,233)
Total shareholders' equity	6,837,027	6,732,030
Noncontrolling interests in consolidated subsidiaries	456,185	578,948
Total equity	7,293,212	7,310,978
	$18,209,659	$18,287,013
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2020	2019
REVENUES:
Rental revenues	$401,274	$499,877
Fee and other income	43,258	34,791
Total revenues	444,532	534,668
EXPENSES:
Operating	(230,007)	(246,895)
Depreciation and amortization	(92,793)	(116,709)
General and administrative	(52,834)	(58,020)
Benefit (expense) from deferred compensation plan liability	11,245	(5,433)
Transaction related costs and other	(71)	(149)
Total expenses	(364,460)	(427,206)

Income from partially owned entities	19,103	7,320
Loss from real estate fund investments	(183,463)	(167)
Interest and other investment (loss) income, net	(5,904)	5,045
(Loss) income from deferred compensation plan assets	(11,245)	5,433
Interest and debt expense	(58,842)	(102,463)
Net gains on disposition of wholly owned and partially owned assets	68,589	220,294
(Loss) income before income taxes	(91,690)	242,924
Income tax expense	(12,813)	(29,743)
(Loss) income from continuing operations	(104,503)	213,181
Loss from discontinued operations	—	(137)
Net (loss) income	(104,503)	213,044
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	122,387	(6,820)
Operating Partnership	(390)	(12,202)
Net income attributable to Vornado	17,494	194,022
Preferred share dividends	(12,531)	(12,534)
NET INCOME attributable to common shareholders	$4,963	$181,488

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.03	$0.95
Weighted average shares outstanding	191,038	190,689

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.03	$0.95
Weighted average shares outstanding	191,113	190,996
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Net (loss) income	$(104,503)	$213,044
Other comprehensive (loss) income:
Reduction in value of interest rate swaps	(45,477)	(17,029)
Other comprehensive income (loss) of nonconsolidated subsidiaries	8	(985)
Amounts reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	(2,311)
Comprehensive (loss) income	(149,972)	192,719
Less comprehensive loss (income) attributable to noncontrolling interests	124,980	(17,746)
Comprehensive (loss) income attributable to Vornado	$(24,992)	$174,973
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change (see Note 4)	—	—	—	—	—	(16,064)	—	—	(16,064)
Net income attributable to Vornado	—	—	—	—	—	17,494	—	—	17,494
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(122,387)	(122,387)
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(126,106)	—	—	(126,106)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(12,531)	—	—	(12,531)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	27	1	1,639	—	—	—	1,640
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	21	1	1,381	—	—	—	1,382
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	1,397	1,397
Distributions	—	—	—	—	—	—	—	(5,235)	(5,235)
Conversion of Series A preferred shares to common shares	—	(3)	—	—	3	—	—	—	—
Deferred compensation shares and options	—	—	13	1	297	(137)	—	—	161
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	8	—	8
Reduction in value of interest rate swaps	—	—	—	—	—	—	(45,477)	—	(45,477)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	267,170	—	—	—	267,170
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	2,983	—	2,983
Other	—	—	—	—	(2)	(2)	—	73	69
Balance as of March 31, 2020	36,796	$891,211	191,116	$7,624	$8,112,523	$(2,091,612)	$(82,719)	$456,185	$7,293,212
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	194,022	—	—	194,022
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	6,820	6,820
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(125,876)	—	—	(125,876)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(12,534)	—	—	(12,534)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	48	2	3,179	—	—	—	3,181
Under employees' share option plan	—	—	162	7	1,164	(8,692)	—	—	(7,521)
Under dividend reinvestment plan	—	—	5	—	340	—	—	—	340
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	—	1,810	1,810
Distributions	—	—	—	—	—	—	—	(7,764)	(7,764)
Conversion of Series A preferred shares to common shares	(1)	(31)	2	—	31	—	—	—	—
Deferred compensation shares and options	—	—	9	—	297	—	—	—	297
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(985)	—	(985)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(17,029)	—	(17,029)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	(65,818)	—	—	—	(65,818)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	1,276	—	1,276
Other	(1)	—	—	—	—	(1)	—	(2)	(3)
Balance as of March 31, 2019	36,798	$891,263	190,761	$7,609	$7,676,770	$(4,120,265)	$(11,385)	$646,900	$5,090,892
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(104,503)	$213,044
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net unrealized loss (gain) on real estate fund investments	183,520	(100)
Depreciation and amortization (including amortization of deferred financing costs)	96,913	123,135
Net gains on disposition of wholly owned and partially owned assets	(68,589)	(220,294)
Distributions of income from partially owned entities	48,568	14,316
Stock-based compensation expense	25,765	31,654
Equity in net income of partially owned entities	(19,103)	(7,320)
Straight-lining of rents	10,165	1,140
Credit losses on loans receivable	7,261	—
Decrease (increase) in fair value of marketable securities	4,938	(461)
Amortization of below-market leases, net	(4,206)	(6,525)
Other non-cash adjustments	4,156	1,639
Changes in operating assets and liabilities:
Real estate fund investments	(6,000)	(4,000)
Tenant and other receivables, net	(20,938)	(835)
Prepaid assets	(91,878)	(82,862)
Other assets	(8,051)	(6,044)
Accounts payable and accrued expenses	(7,659)	10,426
Other liabilities	1,089	(2,795)
Net cash provided by operating activities	51,448	64,118

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	191,216	425,484
Development costs and construction in progress	(169,845)	(143,302)
Moynihan Train Hall expenditures	(98,794)	(123,533)
Additions to real estate	(49,251)	(55,759)
Proceeds from sales of marketable securities	28,375	167,755
Investments in partially owned entities	(2,130)	(918)
Distributions of capital from partially owned entities	1,090	24,851
Proceeds from sale of real estate and related investments	—	108,512
Proceeds from repayments of loans receivable	—	204
Net cash (used in) provided by investing activities	(99,339)	403,294
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Financing Activities:
Proceeds from borrowings	$553,062	$456,741
Dividends paid on common shares	(498,486)	(125,876)
Moynihan Train Hall reimbursement from Empire State Development	98,794	123,533
Distributions to noncontrolling interests	(40,045)	(16,252)
Dividends paid on preferred shares	(12,531)	(12,534)
Proceeds received from exercise of employee share options and other	4,899	1,511
Contributions from noncontrolling interests	4,786	5,194
Repayments of borrowings	(2,150)	(686,555)
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)
Debt issuance costs	(124)	(10,860)
Redemption of preferred shares	—	(893)
Net cash provided by (used in) financing activities	108,068	(274,683)
Net increase in cash and cash equivalents and restricted cash	60,177	192,729
Cash and cash equivalents and restricted cash at beginning of period	1,607,131	716,905
Cash and cash equivalents and restricted cash at end of period	$1,667,308	$909,634

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,515,012	$570,916
Restricted cash at beginning of period	92,119	145,989
Cash and cash equivalents and restricted cash at beginning of period	$1,607,131	$716,905

Cash and cash equivalents at end of period	$1,586,738	$307,047
Restricted cash at end of period	80,570	593,759
Restricted cash included in "assets held for sale" at end of period	—	8,828
Cash and cash equivalents and restricted cash at end of period	$1,667,308	$909,634

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $11,913 and $21,371	$53,997	$85,796
Cash payments for income taxes	$6,089	$8,741

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$267,170	$(65,818)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	106,479	395,893
Accrued capital expenditures included in accounts payable and accrued expenses	65,926	77,115
Write-off of fully depreciated assets	(45,115)	(58,309)
Reclassification of assets and related liabilities held for sale:
Assets held for sale	—	3,027,058
Liabilities related to assets held for sale	—	1,097,350
Lease liabilities arising from the recognition of right-of-use assets	—	526,866
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	54,962
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	March 31, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land	$2,589,800	$2,591,261
Buildings and improvements	7,946,523	7,953,163
Development costs and construction in progress	1,532,828	1,490,614
Moynihan Train Hall development expenditures	972,199	914,960
Leasehold improvements and equipment	126,910	124,014
Total	13,168,260	13,074,012
Less accumulated depreciation and amortization	(3,049,609)	(3,015,958)
Real estate, net	10,118,651	10,058,054
Right-of-use assets	378,257	379,546
Cash and cash equivalents	1,586,738	1,515,012
Restricted cash	80,570	92,119
Marketable securities	—	33,313
Tenant and other receivables	115,795	95,733
Investments in partially owned entities	3,970,791	3,999,165
Real estate fund investments	45,129	222,649
220 Central Park South condominium units ready for sale	393,417	408,918
Receivable arising from the straight-lining of rents	731,807	742,206
Deferred leasing costs, net of accumulated amortization of $188,976 and $196,229	353,467	353,986
Identified intangible assets, net of accumulated amortization of $100,298 and $98,587	29,123	30,965
Other assets	405,914	355,347
	$18,209,659	$18,287,013
LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$5,643,707	$5,639,897
Senior unsecured notes, net	446,076	445,872
Unsecured term loan, net	795,974	745,840
Unsecured revolving credit facilities	1,075,000	575,000
Lease liabilities	497,531	498,254
Moynihan Train Hall obligation	972,199	914,960
Special distribution payable	—	398,292
Accounts payable and accrued expenses	407,598	440,049
Deferred revenue	54,992	59,429
Deferred compensation plan	90,888	103,773
Other liabilities	308,683	265,754
Total liabilities	10,292,648	10,087,120
Commitments and contingencies
Redeemable partnership units:
Class A units - 13,748,709 and 13,298,956 units outstanding	619,264	884,380
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable partnership units	623,799	888,915
Partners' equity:
Partners' capital	9,011,358	8,726,529
Earnings less than distributions	(2,091,612)	(1,954,266)
Accumulated other comprehensive loss	(82,719)	(40,233)
Total partners' equity	6,837,027	6,732,030
Noncontrolling interests in consolidated subsidiaries	456,185	578,948
Total equity	7,293,212	7,310,978
	$18,209,659	$18,287,013
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2020	2019
REVENUES:
Rental revenues	$401,274	$499,877
Fee and other income	43,258	34,791
Total revenues	444,532	534,668
EXPENSES:
Operating	(230,007)	(246,895)
Depreciation and amortization	(92,793)	(116,709)
General and administrative	(52,834)	(58,020)
Benefit (expense) from deferred compensation plan liability	11,245	(5,433)
Transaction related costs and other	(71)	(149)
Total expenses	(364,460)	(427,206)

Income from partially owned entities	19,103	7,320
Loss from real estate fund investments	(183,463)	(167)
Interest and other investment (loss) income, net	(5,904)	5,045
(Loss) income from deferred compensation plan assets	(11,245)	5,433
Interest and debt expense	(58,842)	(102,463)
Net gains on disposition of wholly owned and partially owned assets	68,589	220,294
(Loss) income before income taxes	(91,690)	242,924
Income tax expense	(12,813)	(29,743)
(Loss) income from continuing operations	(104,503)	213,181
Loss from discontinued operations	—	(137)
Net (loss) income	(104,503)	213,044
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	122,387	(6,820)
Net income attributable to Vornado Realty L.P.	17,884	206,224
Preferred unit distributions	(12,572)	(12,575)
NET INCOME attributable to Class A unitholders	$5,312	$193,649

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$—	$0.95
Weighted average units outstanding	203,370	202,772

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$—	$0.95
Weighted average units outstanding	203,516	203,344
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Net (loss) income	$(104,503)	$213,044
Other comprehensive (loss) income:
Reduction in value of interest rate swaps	(45,477)	(17,029)
Other comprehensive income (loss) of nonconsolidated subsidiaries	8	(985)
Amounts reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	(2,311)
Comprehensive (loss) income	(149,972)	192,719
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	122,387	(6,820)
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(27,585)	$185,899
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change (see Note 4)	—	—	—	—	(16,064)	—	—	(16,064)
Net income attributable to Vornado Realty L.P.	—	—	—	—	17,884	—	—	17,884
Net income attributable to redeemable partnership units	—	—	—	—	(390)	—	—	(390)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(122,387)	(122,387)
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(126,106)	—	—	(126,106)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(12,531)	—	—	(12,531)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	27	1,640	—	—	—	1,640
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	21	1,382	—	—	—	1,382
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	1,397	1,397
Distributions	—	—	—	—	—	—	(5,235)	(5,235)
Conversion of Series A preferred units to Class A units	—	(3)	—	3	—	—	—	—
Deferred compensation units and options	—	—	13	298	(137)	—	—	161
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	8	—	8
Reduction in value of interest rate swaps	—	—	—	—	—	(45,477)	—	(45,477)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Adjustments to carry redeemable Class A units at redemption value	—	—	—	267,170	—	—	—	267,170
Redeemable partnership units' share of above adjustments	—	—	—	—	—	2,983	—	2,983
Other	—	—	—	(2)	(2)	—	73	69
Balance as of March 31, 2020	36,796	$891,211	191,116	$8,120,147	$(2,091,612)	$(82,719)	$456,185	$7,293,212
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	206,224	—	—	206,224
Net income attributable to redeemable partnership units	—	—	—	—	(12,202)	—	—	(12,202)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	6,820	6,820
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(125,876)	—	—	(125,876)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(12,534)	—	—	(12,534)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	48	3,181	—	—	—	3,181
Under Vornado's employees' share option plan	—	—	162	1,171	(8,692)	—	—	(7,521)
Under Vornado's dividend reinvestment plan	—	—	5	340	—	—	—	340
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	1,810	1,810
Distributions	—	—	—	—	—	—	(7,764)	(7,764)
Conversion of Series A preferred units to Class A units	(1)	(31)	2	31	—	—	—	—
Deferred compensation units and options	—	—	9	297	—	—	—	297
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(985)	—	(985)
Reduction in value of interest rate swaps	—	—	—	—	—	(17,029)	—	(17,029)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	(65,818)	—	—	—	(65,818)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	1,276	—	1,276
Other	(1)	—	—	—	(1)	—	(2)	(3)
Balance as of March 31, 2019	36,798	$891,263	190,761	$7,684,379	$(4,120,265)	$(11,385)	$646,900	$5,090,892
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(104,503)	$213,044
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net unrealized loss (gain) on real estate fund investments	183,520	(100)
Depreciation and amortization (including amortization of deferred financing costs)	96,913	123,135
Net gains on disposition of wholly owned and partially owned assets	(68,589)	(220,294)
Distributions of income from partially owned entities	48,568	14,316
Stock-based compensation expense	25,765	31,654
Equity in net income of partially owned entities	(19,103)	(7,320)
Straight-lining of rents	10,165	1,140
Credit losses on loans receivable	7,261	—
Decrease (increase) in fair value of marketable securities	4,938	(461)
Amortization of below-market leases, net	(4,206)	(6,525)
Other non-cash adjustments	4,156	1,639
Changes in operating assets and liabilities:
Real estate fund investments	(6,000)	(4,000)
Tenant and other receivables, net	(20,938)	(835)
Prepaid assets	(91,878)	(82,862)
Other assets	(8,051)	(6,044)
Accounts payable and accrued expenses	(7,659)	10,426
Other liabilities	1,089	(2,795)
Net cash provided by operating activities	51,448	64,118

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	191,216	425,484
Development costs and construction in progress	(169,845)	(143,302)
Moynihan Train Hall expenditures	(98,794)	(123,533)
Additions to real estate	(49,251)	(55,759)
Proceeds from sales of marketable securities	28,375	167,755
Investments in partially owned entities	(2,130)	(918)
Distributions of capital from partially owned entities	1,090	24,851
Proceeds from sale of real estate and related investments	—	108,512
Proceeds from repayments of loans receivable	—	204
Net cash (used in) provided by investing activities	(99,339)	403,294

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Financing Activities:
Proceeds from borrowings	$553,062	$456,741
Distributions to Vornado	(498,486)	(125,876)
Moynihan Train Hall reimbursement from Empire State Development	98,794	123,533
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(40,045)	(16,252)
Distributions to preferred unitholders	(12,531)	(12,534)
Proceeds received from exercise of Vornado stock options and other	4,899	1,511
Contributions from noncontrolling interests in consolidated subsidiaries	4,786	5,194
Repayments of borrowings	(2,150)	(686,555)
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)
Debt issuance costs	(124)	(10,860)
Redemption of preferred units	—	(893)
Net cash provided by (used in) financing activities	108,068	(274,683)
Net increase in cash and cash equivalents and restricted cash	60,177	192,729
Cash and cash equivalents and restricted cash at beginning of period	1,607,131	716,905
Cash and cash equivalents and restricted cash at end of period	$1,667,308	$909,634

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,515,012	$570,916
Restricted cash at beginning of period	92,119	145,989
Cash and cash equivalents and restricted cash at beginning of period	$1,607,131	$716,905

Cash and cash equivalents at end of period	$1,586,738	$307,047
Restricted cash at end of period	80,570	593,759
Restricted cash included in "assets held for sale" at end of period	—	8,828
Cash and cash equivalents and restricted cash at end of period	$1,667,308	$909,634

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $11,913 and $21,371	$53,997	$85,796
Cash payments for income taxes	$6,089	$8,741

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$267,170	$(65,818)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	106,479	395,893
Accrued capital expenditures included in accounts payable and accrued expenses	65,926	77,115
Write-off of fully depreciated assets	(45,115)	(58,309)
Reclassification of assets and related liabilities held for sale:	—	—
Assets held for sale	—	3,027,058
Liabilities related to assets held for sale	—	1,097,350
Lease liabilities arising from the recognition of right-of-use assets	—	526,866
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	54,962
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of March 31, 2020. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

2.	COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York, New Jersey, Illinois and California have implemented stay-at-home orders for all "non-essential" business and activity in an aggressive effort to curb the spread of the virus. Consequently, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are concentrated in New York City, and in Chicago and San Francisco, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread. Some of the effects on us include the following:

•	With the exception of grocery stores and other "essential" businesses, substantially all of our retail tenants have closed their stores and many are seeking rent relief.

•	While our office buildings remain open, substantially all of our office tenants are working remotely.

•	We have temporarily closed the Hotel Pennsylvania.

•	We have postponed trade shows at theMART for the remainder of 2020.

•	Because certain of our development projects are deemed "non-essential," they have been temporarily paused due to New York State executive orders.

•
Closings on the sale of condominium units at 220 Central Park South have continued. During April 2020 we closed on the sale of four condominium units for net proceeds of $157,747,000. However, future closings may be temporarily delayed to the extent we cannot complete the buildout and obtain temporary certificates of occupancy on time.

•
We placed 1,803 employees on temporary furlough, including 1,293 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees.

•	Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.

•	Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo his or her $75,000 annual cash retainer for the remainder of 2020.
We have collected substantially all of the rent due for March 2020 and collected 90% of rent due from our office tenants for the month of April 2020 and 53% of the rent due from our retail tenants for the month of April 2020, or 83% in the aggregate. Many of our retail tenants and some of our office tenants have requested rent relief and/or rent deferral for April 2020 and beyond. While we believe that our tenants are required to pay rent under their leases, we have implemented and will continue to consider temporary rent deferrals on a case-by-case basis.

3.	Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All inter-company amounts have been eliminated and all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form  10-K for the year ended December 31, 2019, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

4.	Recently Issued Accounting Literature
In June 2016, the Financial Accounting Standards Board ("FASB") issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments establishing Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses ("ASC 326"), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. In May 2019, the FASB issued ASU 2019-05 Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that were previously recorded at amortized cost and are within the scope of ASC Subtopic 326-20 if the instruments are eligible for the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"). We elected to apply the fair value option on an instrument-by-instrument basis to our loans receivable. We adopted this standard effective January 1, 2020 and recorded a $16,064,000 cumulative-effect adjustment to beginning accumulated deficit to recognize credit losses on loans receivable recorded on our consolidated balance sheets. For the three months ended March 31, 2020, we recorded $7,261,000 of credit losses on our loans receivable which is included in "interest and other investment (loss) income, net" on our consolidated statements of income.
In March 2020, the FASB issued an update (“ASU 2020-04”) establishing ASC Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases ("ASC 842"). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications under certain conditions. Entities making the election will continue to recognize rental revenue on a straight-line basis for qualifying concessions. Rent abatements would be recognized as reductions to revenue during the period in which they were granted. Rent deferrals would result in an increase to "tenant and other receivables" during the deferral period with no impact on rental revenue recognition. We are evaluating the impact of this policy election and have not yet concluded on whether we will apply the election.

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

◦
Revenues from the leasing of space at our properties to tenants include (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.

◦
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

◦
Hotel revenue arising from the operation of the Hotel Pennsylvania consists of room revenue, food and beverage revenue, and banquet revenue. Room revenue is recognized when the rooms are made available for the guest, in accordance with ASC 842.

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

•
Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities and includes Building Maintenance Services LLC ("BMS") cleaning, engineering and security services. This revenue is recognized as the services are transferred in accordance with ASC 606.

Under ASC 842, we must assess on an individual lease basis whether it is probable that we will collect the future lease payments. We consider the tenant's payment history and current credit status when assessing collectability. When collectability is not deemed probable we write-off the tenant's receivables, including straight-line rent receivable, and limit lease income to cash received. Changes to the collectability of our operating leases are recorded as adjustments to "rental revenues" on our consolidated statements of income, which resulted in a decrease in income of $1,044,000 and $890,000 for the three months ended March 31, 2020 and 2019, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Revenue Recognition - continued
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three months ended March 31, 2020 and 2019 is set forth in Note 21 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2020
	Total	New York	Other
Property rentals	$371,174	$298,612	$72,562
Hotel Pennsylvania	8,741	8,741	—
Trade shows	11,303	—	11,303
Lease revenues(1)	391,218	307,353	83,865
Tenant services	10,056	7,380	2,676
Rental revenues	401,274	314,733	86,541
BMS cleaning fees	32,466	34,429	(1,963)	(2)
Management and leasing fees	2,867	2,874	(7)
Other income	7,925	3,579	4,346
Fee and other income	43,258	40,882	2,376
Total revenues	$444,532	$355,615	$88,917
____________________
See notes below.

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	New York	Other
Property rentals	$457,741	$385,803	$71,938
Hotel Pennsylvania	12,609	12,609	—
Trade shows	16,956	—	16,956
Lease revenues(1)	487,306	398,412	88,894
Tenant services	12,571	9,225	3,346
Rental revenues	499,877	407,637	92,240
BMS cleaning fees	29,785	31,757	(1,972)	(2)
Management and leasing fees	2,237	2,251	(14)
Other income	2,769	1,640	1,129
Fee and other income	34,791	35,648	(857)
Total revenues	$534,668	$443,285	$91,383
____________________
(1) The components of lease revenues were as follows:

	For the Three Months Ended March 31,
	2020	2019
Fixed lease revenues	$337,046	$414,877
Variable lease revenues	54,172	72,429
Lease revenues	$391,218	$487,306

(2)	Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.	Real Estate Fund Investments
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
As of March 31, 2020, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $45,129,000, or $296,435,000 below cost, and had remaining unfunded commitments of $29,194,000, of which our share was $9,266,000. At December 31, 2019, we had four real estate fund investments with an aggregate fair value of $222,649,000.
Below is a summary of loss from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Net investment income (loss)	$57	$(267)
Net unrealized (loss) gain on held investments	(183,520)	100
Loss from real estate fund investments	(183,463)	(167)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	127,305	(2,737)
Loss from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(56,158)	$(2,904)

7.    Marketable Securities
Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. We recorded a $4,938,000 loss (mark-to-market decrease) for the three months ended March 31, 2020.
The table below summarizes the changes of our investment in PREIT.

(Amounts in thousands)	For the Three Months Ended March 31, 2020
Balance as of December 31, 2019	$33,313
Sale of marketable securities on January 23, 2020	(28,375)
Decrease in fair value of marketable securities(1)	(4,938)
Balance as of March 31, 2020	$—
____________________

(1)	Included in “interest and other investment (loss) income, net” on our consolidated statements of income (see Note 17 - Interest and Other Investment (Loss) Income, Net).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of March 31, 2020, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
We also own $1.828 billion of preferred equity interests in certain of the properties. All of the preferred equity has an annual coupon of 4.25% for the first five years, increasing to 4.75% for the next five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements. During the three months ended March 31, 2020, we recognized $1,032,000 of property management fee income which is included in "fee and other income" on our consolidated statements of income.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. During the three months ended March 31, 2020, we recognized $1,025,000 of income for these services which is included in "fee and other income" on our consolidated statements of income.
Below is a summary of the latest available financial information for the Fifth Avenue and Times Square JV, which was entered into on April 18, 2019.

(Amounts in thousands)
Income statement for the three months ended March 31, 2020:
Revenues	$80,475
Net income	9,978
Net loss attributable to Fifth Avenue and Times Square JV (after allocation to our preferred equity interests)	(9,071)

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of March 31, 2020, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of March 31, 2020, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s March 31, 2020 closing share price of $275.95, was $456,440,000, or $363,673,000 in excess of the carrying amount on our consolidated balance sheet. As of March 31, 2020, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $38,791,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.    Investments in Partially Owned Entities - continued
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2020	Balance as of
		March 31, 2020	December 31, 2019
Investments:
Fifth Avenue and Times Square JV	51.5%	$3,272,854	$3,291,231
Partially owned office buildings/land(1)	Various	460,885	464,109
Alexander’s	32.4%	92,767	98,543
Other investments(2)	Various	144,285	145,282
		$3,970,791	$3,999,165

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(53,951)	$(54,004)
85 Tenth Avenue	49.9%	(7,366)	(6,186)
		$(61,317)	$(60,190)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.

(2)	Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street and others.

(3)	Our negative basis results from distributions in excess of our investment.
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2020	For the Three Months Ended March 31,
		2020	2019
Our share of net income:
Fifth Avenue and Times Square JV (see page 25 for details)(1):
Equity in net income	51.5%	$5,496	$—
Return on preferred equity, net of our share of the expense		9,166	—
		14,662	—
Alexander's (see page 25 for details):
Equity in net income	32.4%	1,416	5,717
Management, leasing and development fees		1,260	1,057
		2,676	6,774

Partially owned office buildings(2)	Various	1,322	106

Other investments(3)	Various	443	440

		$19,103	$7,320
____________________

(1)	Entered into on April 18, 2019.

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, Urban Edge Properties (sold on March 4, 2019), PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and others.

9.	220 Central Park South ("220 CPS")
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.450 billion, of which $1.395 billion has been expended as of March 31, 2020.
During the three months ended March 31, 2020, we closed on the sale of seven condominium units at 220 CPS for net proceeds aggregating $191,216,000 resulting in a financial statement net gain of $68,589,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $8,678,000 of income tax expense was recognized on our consolidated statements of income. From inception to March 31, 2020, we closed on the sale of 72 units for aggregate net proceeds of $2,011,348,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	March 31, 2020	December 31, 2019
Identified intangible assets:
Gross amount	$129,421	$129,552
Accumulated amortization	(100,298)	(98,587)
Total, net	$29,123	$30,965
Identified intangible liabilities (included in deferred revenue):
Gross amount	$315,930	$316,119
Accumulated amortization	(266,714)	(262,580)
Total, net	$49,216	$53,539

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $4,206,000 and $6,525,000 for the three months ended March 31, 2020 and 2019, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$11,087
2022	9,061
2023	6,531
2024	2,787
2025	1,233

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,727,000 and $3,545,000 for the three months ended March 31, 2020 and 2019, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$5,251
2022	3,538
2023	3,452
2024	2,838
2025	1,921

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.	Debt
Unsecured Term Loan
On February 28, 2020, we increased our unsecured term loan balance to $800,000,000 (from $750,000,000) by exercising an accordion feature. Pursuant to an existing swap agreement, $750,000,000 of the loan bears interest at a fixed rate of 3.87% through October 2023, and the balance of $50,000,000 floats at a rate of LIBOR plus 1.00% (1.94% as of March 31, 2020). The entire $800,000,000 will float thereafter for the duration of the loan through February 2024.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at March 31, 2020	Balance as of
		March 31, 2020	December 31, 2019
Mortgages Payable:
Fixed rate	3.52%	$4,599,366	$4,601,516
Variable rate	2.89%	1,071,562	1,068,500
Total	3.40%	5,670,928	5,670,016
Deferred financing costs, net and other		(27,221)	(30,119)
Total, net		$5,643,707	$5,639,897

Unsecured Debt:
Senior unsecured notes	3.50%	$450,000	$450,000
Deferred financing costs, net and other		(3,924)	(4,128)
Senior unsecured notes, net		446,076	445,872

Unsecured term loan	3.75%	800,000	750,000
Deferred financing costs, net and other		(4,026)	(4,160)
Unsecured term loan, net		795,974	745,840

Unsecured revolving credit facilities	1.78%	1,075,000	575,000

Total, net		$2,317,050	$1,766,712

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
Below is a table summarizing the activity of redeemable noncontrolling interests/redeemable partnership units.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$888,915	$783,562
Net income	390	12,202
Other comprehensive loss	(2,983)	(1,276)
Distributions	(8,898)	(8,488)
Redemption of Class A units for Vornado common shares, at redemption value	(1,640)	(3,181)
Adjustments to carry redeemable Class A units at redemption value	(267,170)	65,818
Other, net	15,185	18,448
Ending balance	$623,799	$867,085

As of March 31, 2020 and December 31, 2019, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $619,264,000 and $884,380,000, respectively.
Redeemable noncontrolling interests/redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,938,000 and $50,561,000 as of March 31, 2020 and December 31, 2019, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

13.	Shareholders' Equity/Partners' Capital
Common Shares (Vornado Realty Trust)
On December 18, 2019, Vornado's Board of Trustees declared a special dividend of $1.95 per share, or $372,380,000 in the aggregate, which was paid on January 15, 2020 to common shareholders of record on December 30, 2019 (the "Record Date").
Class A Units (Vornado Realty L.P.)
On January 15, 2020, distributions of $1.95 per unit, or $398,292,000 in the aggregate, were paid to Class A unitholders of the Operating Partnership as of the Record Date, of which $372,380,000 was distributed to Vornado, in connection with the special dividend declared on December 18, 2019 by Vornado's Board of Trustees.
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended March 31,
	2020	2019
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.66	$0.66
Convertible Preferred(1):
6.5% Series A: authorized 15,540 and 83,977 shares/units(2)	0.8125	0.8125
Cumulative Redeemable Preferred(1):
5.70% Series K: authorized 12,000,000 shares/units(3)	0.3563	0.3563
5.40% Series L: authorized 13,800,000 shares/units(3)	0.3375	0.3375
5.25% Series M: authorized 13,800,000 shares/units(3)	0.3281	0.3281
____________________

(1)	Dividends on preferred shares and distributions on preferred units are cumulative and are payable quarterly in arrears.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Shareholders' Equity/Partners' Capital - continued
Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component.

(Amounts in thousands)	Total	Accumulated other comprehensive income (loss) of nonconsolidated subsidiaries	Interest rate swaps	Other
For the three months ended March 31, 2020:
Balance as of December 31, 2019	$(40,233)	$4	$(36,126)	$(4,111)
Other comprehensive (loss) income	(42,486)	8	(45,477)	2,983
Balance as of March 31, 2020	$(82,719)	$12	$(81,603)	$(1,128)

For the three months ended March 31, 2019:
Balance as of December 31, 2018	$7,664	$3,253	$11,759	$(7,348)
Other comprehensive (loss) income	(16,738)	(985)	(17,029)	1,276
Amount reclassified from accumulated other comprehensive loss	(2,311)	(2,311)	—	—
Balance as of March 31, 2019	$(11,385)	$(43)	$(5,270)	$(6,072)

14.	Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of March 31, 2020 and December 31, 2019, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 8 – Investments in Partially Owned Entities). As of March 31, 2020 and December 31, 2019, the net carrying amount of our investments in these entities was $215,962,000 and $217,451,000, respectively and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of March 31, 2020, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,860,033,000 and $2,692,361,000, respectively. As of December 31, 2019, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,923,656,000 and $2,646,623,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) loans receivable (for which we have elected the fair value option under ASC 825-10), (v) interest rate swaps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of March 31, 2020
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$45,129	$—	$—	$45,129
Deferred compensation plan assets ($12,116 included in restricted cash and $78,772 in other assets)	90,888	60,320	—	30,568
Loans receivable ($40,547 included in investments in partially owned entities and $11,443 in other assets)	51,990	—	—	51,990
Interest rate swaps (included in other assets)	94	—	94	—
Total assets	$188,101	$60,320	$94	$127,687

Mandatorily redeemable instruments (included in other liabilities)	$49,938	$49,938	$—	$—
Interest rate swaps (included in other liabilities)	81,601	—	81,601	—
Total liabilities	$131,539	$49,938	$81,601	$—

(Amounts in thousands)	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Marketable securities	$33,313	$33,313	$—	$—
Real estate fund investments	222,649	—	—	222,649
Deferred compensation plan assets ($11,819 included in restricted cash and $91,954 in other assets)	103,773	71,338	—	32,435
Interest rate swaps (included in other assets)	4,327	—	4,327	—
Total assets	$364,062	$104,651	$4,327	$255,084

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	40,354	—	40,354	—
Total liabilities	$90,915	$50,561	$40,354	$—

Real Estate Fund Investments
As of March 31, 2020, we had four real estate fund investments with an aggregate fair value of $45,129,000, or $296,435,000 below cost. These investments are classified as Level 3.
Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments.

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Discount rates	10.0% to 15.0%	8.2% to 12.0%	13.8%	9.3%
Terminal capitalization rates	6.0% to 9.9%	4.6% to 8.2%	7.6%	5.3%

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
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
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$222,649	$318,758
Purchases/additional fundings	6,000	4,000
Net unrealized (loss) gain on held investments	(183,520)	100
Ending balance	$45,129	$322,858

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Beginning balance	$32,435	$37,808
Sales	(2,475)	(2,114)
Purchases	1,293	908
Realized and unrealized (losses) gains	(1,229)	523
Other, net	544	437
Ending balance	$30,568	$37,562

Loans Receivable
Loans receivable consist of loan investments in real estate related assets for which we have elected the fair value option under ASC 825-10 as of January 1, 2020. These investments are classified as Level 3.
Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these loans receivable.

	March 31, 2020
	Range	Weighted Average (based on fair value of investments)
Unobservable Quantitative Input
Discount rates	6.0% to 14.0%	7.0%
Terminal capitalization rates	5.0% to 6.0%	5.1%

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Loans Receivable - continued
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31, 2020
Beginning balance	$59,251
Credit losses	(7,261)
Ending balance	$51,990

Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of March 31, 2020 and December 31, 2019.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair value of our secured debt and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments.

(Amounts in thousands)	As of March 31, 2020			As of December 31, 2019
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,422,502		$1,423,000	$1,276,815		$1,277,000
Debt:
Mortgages payable	$5,670,928		$5,689,000	$5,670,016		$5,714,000
Senior unsecured notes	450,000		434,000	450,000		468,000
Unsecured term loan	800,000		800,000	750,000		750,000
Unsecured revolving credit facilities	1,075,000		1,075,000	575,000		575,000
Total	$7,995,928	(1)	$7,998,000	$7,445,016	(1)	$7,507,000

____________________

(1)	Excludes $35,171 and $38,407 of deferred financing costs, net and other as of March 31, 2020 and December 31, 2019, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
Derivatives and Hedging - continued
The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt.

(Amounts in thousands)	As of March 31, 2020
				Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Other	$94	$175,000

Included in other liabilities:
Unsecured term loan	$68,439	$750,000	(1)	L+100	1.94%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	9,141	100,000		L+180	2.81%	4.14%	1/25
888 Seventh Avenue mortgage loan	3,077	375,000		L+170	2.62%	3.25%	12/20
770 Broadway mortgage loan	944	700,000		L+175	2.76%	2.56%	9/20
	$81,601	$1,925,000
____________________

(1)	Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

16.	Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $25,765,000 and $31,654,000 for the three months ended March 31, 2020 and 2019, respectively.
2020 Outperformance Plan ("2020 OPP")
On March 30, 2020, the Compensation Committee of Vornado's Board of Trustees (the "Committee") approved the 2020 OPP, a multi-year, $35,000,000 performance-based equity compensation plan of which $32,930,000 was granted to senior executives. The fair value of the 2020 OPP granted was $11,686,000, of which $7,583,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service). The remaining $4,103,000 is being amortized into expense over a five-year period from the date of grant using a graded vesting attribution model.
Under the 2020 OPP, participants have the opportunity to earn compensation payable in the form of equity awards if Vornado common shares outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to relative total TSR during the three-year performance period (the “Performance Period”) from March 30, 2020 to March 30, 2023 (the “Measurement Date”). Specifically, awards under the 2020 OPP may potentially be earned if Vornado (i) achieves a TSR above a benchmark weighted index (the “Index”) comprised 80% of the SNL US Office REIT Index and 20% of the SNL US Retail Index over the Performance Period (the “Relative Component”), and/or (ii) achieves a TSR greater than 21% over the Performance Period (the “Absolute Component”).  The value of awards under the Relative Component and Absolute Component will be calculated separately and will each be subject to an aggregate $35,000,000 maximum award cap for all participants. The two components will be added together to determine the aggregate award size, which shall also be subject to the aggregate $35,000,000 maximum award cap for all participants.  In the event awards are earned under the Absolute Component, but Vornado underperforms the Index by more than 200 basis points per annum over the Performance Period (600 basis points over the three years), the amount earned under the Absolute Component will be reduced based on the degree by which the Index exceeds Vornado’s TSR with the maximum payout being 50% under the Absolute Component. In the event awards are earned under the Relative Component, but Vornado fails to achieve a TSR of at least 2% per annum, awards earned under the Relative Component will be reduced on a ratable sliding scale based on Vornado’s absolute TSR performance, with awards earned under the Relative Component being reduced by a maximum of 50% in the event Vornado’s TSR during the Measurement Period is 0% or negative.  If the designated performance objectives are achieved, awards earned under the 2020 OPP will vest ratably on the Measurement Date and the first and second anniversary of the Measurement Date.  In addition, all of Vornado’s Named Executive Officers (as defined in Vornado’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on April 3, 2020) are required to hold any earned and vested awards for one year following each such vesting date. Dividends on awards granted under the 2020 OPP accrue during the Performance Period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Interest and Other Investment (Loss) Income, Net
The following table sets forth the details of interest and other investment (loss) income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
(Decrease) increase in fair value of marketable securities:
PREIT(1)	$(4,938)	$(15,649)
Lexington Realty Trust(2)	—	16,068
Other	—	42
	(4,938)	461
Credit losses on loans receivable(3)	(7,261)	—
Interest on cash and cash equivalents and restricted cash	3,966	2,067
Interest on loans receivable	1,426	1,606
Other, net	903	911
	$(5,904)	$5,045
____________________

(1)	Sold on January 23, 2020 (see page 24 for details).

(2)	Sold on March 1, 2019.

(3)	See Note 4 - Recently Issued Accounting Literature for details.

18.	Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Interest expense(1)	$66,635	$117,647
Capitalized interest and debt expense	(12,055)	(23,325)
Amortization of deferred financing costs	4,262	8,141
	$58,842	$102,463

____________________

(1)	2019 includes $22,540 of debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured notes which were scheduled to mature in January 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

19.	Income Per Share/Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted income per common share which includes the weighted average common shares and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Other potential dilutive share equivalents such as our employee stock options, restricted Operating Partnership units ("OP Units"), out-performance plan awards ("OPPs"), appreciation-only long term incentive plan units ("AO LTIP Units") and Performance Conditioned AO LTIP Units are included in the computation of diluted Earnings Per Share ("EPS") using the treasury stock method, while the dilutive effect of our Series A convertible preferred shares is reflected in diluted EPS by application of the if-converted method.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2020	2019
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests	$17,494	$194,150
Loss from discontinued operations	—	(128)
Net income attributable to Vornado	17,494	194,022
Preferred share dividends	(12,531)	(12,534)
Net income attributable to common shareholders	4,963	181,488
Earnings allocated to unvested participating securities	(51)	(19)
Numerator for basic income per share	4,912	181,469
Impact of assumed conversions:
Convertible preferred share dividends	—	15
Numerator for diluted income per share	$4,912	$181,484

Denominator:
Denominator for basic income per share – weighted average shares	191,038	190,689
Effect of dilutive securities(1):
Employee stock options and restricted stock awards	75	271
Convertible preferred shares	—	36
Denominator for diluted income per share – weighted average shares and assumed conversions	191,113	190,996

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.03	$0.95

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.03	$0.95
____________________

(1)
The effect of dilutive securities for the three months ended March 31, 2020 and 2019 excluded an aggregate of 13,543 and 12,525 weighted average common share equivalents, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2020	2019
Numerator:
Income from continuing operations, net of income attributable to noncontrolling interests in consolidated subsidiaries	$17,884	$206,361
Loss from discontinued operations	—	(137)
Net income attributable to Vornado Realty L.P.	17,884	206,224
Preferred unit distributions	(12,572)	(12,575)
Net income attributable to Class A unitholders	5,312	193,649
Earnings allocated to unvested participating securities	(4,918)	(1,147)
Numerator for basic income per Class A unit	394	192,502
Impact of assumed conversions:
Convertible preferred unit distributions	—	15
Numerator for diluted income per Class A unit	$394	$192,517

Denominator:
Denominator for basic income per Class A unit – weighted average units	203,370	202,772
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units and OPPs	146	536
Convertible preferred units	—	36
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	203,516	203,344

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$—	$0.95

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$—	$0.95
____________________

(1)	The effect of dilutive securities for the three months ended March 31, 2020 and 2019 excluded an aggregate of 1,140 and 177 Class A unit equivalents, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Commitments and Contingencies
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
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant costs to us.
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
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right-to-use Pier 92 or reimbursement for lost revenues. In March 2020, as no resolution had been reached with EDC, we did not pay the monthly rent due under the non-recourse lease. As of March 31, 2020, we have a $45,790,000 lease liability and a $34,732,000 right-of-use asset recorded for this lease.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
In August 2019, we delivered the required nine month notice to the ground lessor of our land and building lease at 608 Fifth Avenue that we will surrender the property in May 2020. As of March 31, 2020, a $71,071,000 lease liability remains, which will be recognized as income when the non-recourse lease is terminated.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development ("ESD"), an entity of New York State, for the Farley Office and Retail Building. As of March 31, 2020, the aggregate dollar amount of these guarantees and master leases is approximately $1,543,000,000.
As of March 31, 2020, $17,458,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
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
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the March 31, 2020 fair value of the Fund assets, at liquidation we would be required to make a $24,300,000 payment to the limited partners representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of March 31, 2020, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $11,000,000.
As of March 31, 2020, we have construction commitments aggregating approximately $559,000,000.

21.	Segment Information
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Segment Information - continued
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Net (loss) income	$(104,503)	$213,044
Depreciation and amortization expense	92,793	116,709
General and administrative expense	52,834	58,020
Transaction related costs and other	71	149
Income from partially owned entities	(19,103)	(7,320)
Loss from real estate fund investments	183,463	167
Interest and other investment loss (income), net	5,904	(5,045)
Interest and debt expense	58,842	102,463
Net gains on disposition of wholly owned and partially owned assets	(68,589)	(220,294)
Income tax expense	12,813	29,743
Loss from discontinued operations	—	137
NOI from partially owned entities	81,881	67,402
NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(17,403)
NOI at share	280,913	337,772
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	3,076	(5,181)
NOI at share - cash basis	$283,989	$332,591

Below is a summary of NOI at share, NOI at share - cash basis by segment for the three months ended March 31, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended March 31, 2020
	Total	New York	Other
Total revenues	$444,532	$355,615	$88,917
Operating expenses	(230,007)	(183,031)	(46,976)
NOI - consolidated	214,525	172,584	41,941
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(8,433)	(7,060)
Add: NOI from partially owned entities	81,881	78,408	3,473
NOI at share	280,913	242,559	38,354
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	3,076	1,106	1,970
NOI at share - cash basis	$283,989	$243,665	$40,324

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	New York	Other
Total revenues	$534,668	$443,285	$91,383
Operating expenses	(246,895)	(198,095)	(48,800)
NOI - consolidated	287,773	245,190	42,583
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(11,407)	(5,996)
Add: NOI from partially owned entities	67,402	49,575	17,827
NOI at share	337,772	283,358	54,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,181)	(6,618)	1,437
NOI at share - cash basis	$332,591	$276,740	$55,851

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of March 31, 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

New York, New York
May 4, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of March 31, 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

New York, New York
May 4, 2020

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
Currently, one of the most significant factors is the ongoing adverse effect of the novel strain of coronavirus ("COVID-19") pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it will have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks set forth herein.
For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and "Item 1A. Risk Factors" in Part II of this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2020. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of March 31, 2020. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We compete with a large number of real estate investors, property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information regarding these factors.
In December 2019, COVID-19 was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York, New Jersey, Illinois and California have implemented stay-at-home orders for all "non-essential" business and activity in an aggressive effort to curb the spread of the virus. Consequently, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are concentrated in New York City, and in Chicago and San Francisco, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread. Some of the effects on us include the following:

•	With the exception of grocery stores and other "essential" businesses, substantially all of our retail tenants have closed their stores and many are seeking rent relief.

•	While our office buildings remain open, substantially all of our office tenants are working remotely.

•	We have temporarily closed the Hotel Pennsylvania.

•	We have postponed trade shows at theMART for the remainder of 2020.

•	Because certain of our development projects are deemed "non-essential," they have been temporarily paused due to New York State executive orders.

•
Closings on the sale of condominium units at 220 Central Park South have continued. During April 2020 we closed on the sale of four condominium units for net proceeds of $157,747,000. However, future closings may be temporarily delayed to the extent we cannot complete the buildout and obtain temporary certificates of occupancy on time.

•
We placed 1,803 employees on temporary furlough, including 1,293 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees.

•	Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.

•	Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo his or her $75,000 annual cash retainer for the remainder of 2020.
We have collected substantially all of the rent due for March 2020 and collected 90% of rent due from our office tenants for the month of April 2020 and 53% of the rent due from our retail tenants for the month of April 2020, or 83% in the aggregate. Many of our retail tenants and some of our office tenants have requested rent relief and/or rent deferral for April 2020 and beyond. While we believe that our tenants are required to pay rent under their leases, we have implemented and will continue to consider temporary rent deferrals on a case-by-case basis.
We have not experienced any material impact to our internal control over financial reporting to date as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.
In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that have occurred and may continue to occur, the impact of COVID-19 on our financial condition and operating results remains highly uncertain but the impact could be material. The impact on us includes lower rental income and potentially lower occupancy levels at our properties which will result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders. In addition, the value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and that impact could be material.

Overview - continued

Vornado Realty Trust
Quarter Ended March 31, 2020 Financial Results Summary
Net income attributable to common shareholders for the quarter ended March 31, 2020 was $4,963,000, or $0.03 per diluted share, compared to $181,488,000, or $0.95 per diluted share, for the prior year’s quarter. The quarters ended March 31, 2020 and 2019 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the quarter ended March 31, 2020 by $15,270,000, or $0.08 per diluted share, and increased net income by $156,674,000, or $0.82 per diluted share, for the quarter ended March 31, 2019.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2020 was $130,360,000, or $0.68 per diluted share, compared to $247,684,000, or $1.30 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2020 and 2019 include certain items that impact the comparability of period to period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2020 by $7,207,000, or $0.04 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions by $97,745,000, or $0.51 per diluted share, for the quarter ended March 31, 2019.
The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Certain (income) expense items that impact net income attributable to common shareholders:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	$(59,911)	$(130,954)
Our share of loss from real estate fund investments	56,158	2,904
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	7,261	—
Mark-to-market decrease in Pennsylvania Real Estate Trust Investment ("PREIT") common shares (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020)	4,938	15,649
Net gain from sale of Urban Edge Properties ("UE") common shares (sold on March 4, 2019)	—	(62,395)
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	22,540
Mark-to-market increase in Lexington Realty Trust ("Lexington") common shares (sold on March 1, 2019)	—	(16,068)
Other	7,896	1,152
	16,342	(167,172)
Noncontrolling interests' share of above adjustments	(1,072)	10,498
Total of certain expense (income) items that impact net income attributable to common shareholders	$15,270	$(156,674)
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(59,911)	$(130,954)
Our share of loss from real estate fund investments	56,158	2,904
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	7,261	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	22,540
Other	4,205	1,206
	7,713	(104,304)
Noncontrolling interests' share of above adjustments	(506)	6,559
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$7,207	$(97,745)

Overview - continued

Vornado Realty Trust and Vornado Realty L.P.
Same Store Net Operating Income (“NOI”) At Share
The percentage (decrease) increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York(1)	theMART(2)	555 California Street
Same store NOI at share % (decrease) increase:
Three months ended March 31, 2020 compared to March 31, 2019	(2.5)%	(1.9)%	(13.3)%	5.6%
Three months ended March 31, 2020 compared to December 31, 2019	(8.2)%	(9.0)%	(8.2)%	5.1%

Same store NOI at share - cash basis % (decrease) increase:
Three months ended March 31, 2020 compared to March 31, 2019	(1.5)%	(0.7)%	(11.8)%	3.7%
Three months ended March 31, 2020 compared to December 31, 2019	(7.0)%	(7.6)%	(9.0)%	5.8%
____________________

(1)	As a result of the COVID-19 pandemic, we have temporarily closed the Hotel Pennsylvania.
	Excluding the Hotel Pennsylvania, same store NOI at share % decrease:
	Three months ended March 31, 2020 compared to March 31, 2019	(0.3)%
	Three months ended March 31, 2020 compared to December 31, 2019	(2.7)%

	Excluding the Hotel Pennsylvania, same store NOI at share - cash basis % increase (decrease):
	Three months ended March 31, 2020 compared to March 31, 2019	0.9%
	Three months ended March 31, 2020 compared to December 31, 2019	(1.0)%

(2)	The decrease is primarily due to the cancellation of trade shows resulting from the COVID-19 pandemic.
	Excluding trade shows, same store NOI at share % increase (decrease):
	Three months ended March 31, 2020 compared to March 31, 2019	1.1%
	Three months ended March 31, 2020 compared to December 31, 2019	(2.8)%

	Excluding trade shows, same store NOI at share - cash basis % increase (decrease):
	Three months ended March 31, 2020 compared to March 31, 2019	2.0%
	Three months ended March 31, 2020 compared to December 31, 2019	(4.0)%
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.
Dispositions
PREIT
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. We recorded a $4,938,000 loss (mark-to-market decrease) for the three months ended March 31, 2020.
220 CPS
During the three months ended March 31, 2020, we closed on the sale of seven condominium units at 220 CPS for net proceeds aggregating $191,216,000 resulting in a financial statement net gain of $68,589,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $8,678,000 of income tax expense was recognized on our consolidated statements of income. From inception to March 31, 2020, we closed on the sale of 72 units for aggregate net proceeds of $2,011,348,000.

Overview - continued

Financings
Unsecured Term Loan
On February 28, 2020, we increased our unsecured term loan balance to $800,000,000 (from $750,000,000) by exercising an accordion feature. Pursuant to an existing swap agreement, $750,000,000 of the loan bears interest at a fixed rate of 3.87% through October 2023, and the balance of $50,000,000 floats at a rate of LIBOR plus 1.00% (1.94% as of March 31, 2020). The entire $800,000,000 will float thereafter for the duration of the loan through February 2024.
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

(Square feet in thousands)	New York
	Office	Retail	theMART	555 California Street
Three Months Ended March 31, 2020
Total square feet leased	311	15	231	6
Our share of square feet leased:	297	13	231	4
Initial rent(1)	$90.47	$416.36	$47.31	$117.00
Weighted average lease term (years)	6.6	9.7	10.3	1.4
Second generation relet space:
Square feet	275	9	228	4
GAAP basis:
Straight-line rent(2)	$88.96	$476.94	$44.52	$118.03
Prior straight-line rent	$91.98	$210.48	$43.41	$81.70
Percentage (decrease) increase	(3.3)%	126.6%	2.6%	44.5%
Cash basis:
Initial rent(1)	$89.22	$469.99	$47.05	$117.00
Prior escalated rent	$88.55	$229.66	$47.62	$90.24
Percentage increase (decrease)	0.8%	104.6%	(1.2)%	29.7%

Tenant improvements and leasing commissions:
Per square foot	$77.14	$467.30	$45.72	$4.08
Per square foot per annum	$11.69	$48.18	$4.44	$2.91
Percentage of initial rent	12.9%	11.6%	9.4%	2.5%
____________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square Footage (in service) and Occupancy as of March 31, 2020

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	19,005	16,128	96.9%
Retail (includes retail properties that are in the base of our office properties)	70	2,287	1,830	94.9%
Residential - 1,678 units	9	1,526	793	96.1%
Alexander's, Inc. ("Alexander's") including 312 residential units	7	2,230	723	96.5%
Hotel Pennsylvania	1	1,400	1,400
		26,448	20,874	96.7%
Other:
theMART	4	3,825	3,816	91.9%
555 California Street	3	1,741	1,218	99.8%
Other	10	2,533	1,198	93.4%
		8,099	6,232

Total square feet as of March 31, 2020		34,547	27,106

Square Footage (in service) and Occupancy as of December 31, 2019

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	19,070	16,195	96.9%
Retail (includes retail properties that are in the base of our office properties)	70	2,300	1,842	94.5%
Residential - 1,679 units	9	1,526	793	97.0%
Alexander's, including 312 residential units	7	2,230	723	96.5%
Hotel Pennsylvania	1	1,400	1,400
		26,526	20,953	96.7%
Other:
theMART	4	3,826	3,817	94.6%
555 California Street	3	1,741	1,218	99.8%
Other	10	2,533	1,198	92.7%
		8,100	6,233

Total square feet as of December 31, 2019		34,626	27,186
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the three months ended March 31, 2020, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended March 31, 2020 and 2019
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended March 31, 2020
	Total	New York (1)	Other
Total revenues	$444,532	$355,615	$88,917
Operating expenses	(230,007)	(183,031)	(46,976)
NOI - consolidated	214,525	172,584	41,941
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(8,433)	(7,060)
Add: NOI from partially owned entities	81,881	78,408	3,473
NOI at share	280,913	242,559	38,354
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	3,076	1,106	1,970
NOI at share - cash basis	$283,989	$243,665	$40,324
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(Amounts in thousands)	For the Three Months Ended March 31, 2019
	Total	New York	Other
Total revenues	$534,668	$443,285	$91,383
Operating expenses	(246,895)	(198,095)	(48,800)
NOI - consolidated	287,773	245,190	42,583
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,403)	(11,407)	(5,996)
Add: NOI from partially owned entities	67,402	49,575	17,827
NOI at share	337,772	283,358	54,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(5,181)	(6,618)	1,437
NOI at share - cash basis	$332,591	$276,740	$55,851

NOI At Share by Segment for the Three Months Ended March 31, 2020 and 2019 - continued
The elements of our New York and Other NOI at share for the three months ended March 31, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
New York:
Office(1)	$183,205	$183,540
Retail(1)	52,018	88,267
Residential	6,200	6,045
Alexander's	10,492	11,322
Hotel Pennsylvania(2)	(9,356)	(5,816)
Total New York	242,559	283,358

Other:
theMART	21,113	23,523
555 California Street	15,231	14,501
Other investments(3)	2,010	16,390
Total Other	38,354	54,414

NOI at share	$280,913	$337,772
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The decrease in NOI at share is primarily due to seasonality of operations and the effects of the COVID-19 pandemic. The Hotel Pennsylvania was temporarily closed commencing on April 1, 2020 as result of the pandemic.

(3)
The three months ended March 31, 2019 includes our share of PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and Urban Edge Properties (sold on March 4, 2019).

The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
New York:
Office(1)	$187,035	$184,370
Retail(1)	49,041	80,936
Residential	5,859	5,771
Alexander's	11,094	11,527
Hotel Pennsylvania(2)	(9,364)	(5,864)
Total New York	243,665	276,740

Other:
theMART	22,705	24,912
555 California Street	15,435	14,745
Other investments(3)	2,184	16,194
Total Other	40,324	55,851

NOI at share - cash basis	$283,989	$332,591
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

(2)
The decrease in NOI at share - cash basis is primarily due to seasonality of operations and the effects of the COVID-19 pandemic. The Hotel Pennsylvania was temporarily closed commencing on April 1, 2020 as result of the pandemic.

(3)
The three months ended March 31, 2019 includes our share of PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and Urban Edge Properties (sold on March 4, 2019).

Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended March 31, 2020 and 2019

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Net (loss) income	$(104,503)	$213,044
Depreciation and amortization expense	92,793	116,709
General and administrative expense	52,834	58,020
Transaction related costs and other	71	149
Income from partially owned entities	(19,103)	(7,320)
Loss from real estate fund investments	183,463	167
Interest and other investment loss (income), net	5,904	(5,045)
Interest and debt expense	58,842	102,463
Net gains on disposition of wholly owned and partially owned assets	(68,589)	(220,294)
Income tax expense	12,813	29,743
Loss from discontinued operations	—	137
NOI from partially owned entities	81,881	67,402
NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(17,403)
NOI at share	280,913	337,772
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	3,076	(5,181)
NOI at share - cash basis	$283,989	$332,591
NOI At Share by Region

	For the Three Months Ended March 31,
	2020	2019
Region:
New York City metropolitan area	87%	88%
Chicago, IL	8%	7%
San Francisco, CA	5%	5%
	100%	100%

Results of Operations – Three Months Ended March 31, 2020 Compared to March 31, 2019
Revenues
Our revenues, which consist of rental revenues and fee and other income, were $444,532,000 for the three months ended March 31, 2020 compared to $534,668,000 for the prior year’s quarter, a decrease of $90,136,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$1,153	$1,318	$(165)
Development and redevelopment	(12,550)	(12,644)	94
Hotel Pennsylvania	(3,656)	(3,656)	—
Trade shows	(5,245)	—	(5,245)
Properties transferred to Fifth Avenue and Times Square JV	(84,393)	(84,393)	—
Same store operations	6,088	6,471	(383)
	(98,603)	(92,904)	(5,699)
Fee and other income:
BMS cleaning fees	2,681	2,672	9
Management and leasing fees	630	623	7
Properties transferred to Fifth Avenue and Times Square JV	(324)	(324)	—
Other income	5,480	2,263	3,217
	8,467	5,234	3,233

Total decrease in revenues	$(90,136)	$(87,670)	$(2,466)
Expenses
Our expenses, which consist of operating, depreciation and amortization, general and administrative, benefit from deferred compensation plan liability, and transaction related costs and other, were $364,460,000 for the three months ended March 31, 2020, compared to $427,206,000 for the prior year’s quarter, a decrease of $62,746,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total		New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(1,300)		$(1,782)	$482
Development and redevelopment	(5,128)		(4,978)	(150)
Non-reimbursable expenses	1,659		1,777	(118)
Hotel Pennsylvania	(122)		(122)	—
Trade shows	(2,567)		—	(2,567)
BMS expenses	2,553		2,544	9
Properties transferred to Fifth Avenue and Times Square JV	(17,791)		(17,791)	—
Same store operations	5,808		5,288	520
	(16,888)		(15,064)	(1,824)
Depreciation and amortization:
Acquisitions, dispositions and other	(1,225)		(1,230)	5
Development and redevelopment	910		867	43
Properties transferred to Fifth Avenue and Times Square JV	(21,138)		(21,138)	—
Same store operations	(2,463)		(3,412)	949
	(23,916)		(24,913)	997

General and administrative	(5,186)	(1)	893	(6,079)

Benefit from deferred compensation plan liability	(16,678)		—	(16,678)

Transaction related costs and other	(78)		—	(78)

Total decrease in expenses	$(62,746)		$(39,084)	$(23,662)
____________________
(1) Primarily due to $8,444 non-cash stock-based compensation expense for the accelerated vesting of previously issued Operating Partnership units and Vornado restricted stock in 2019 due to the removal of the time-based vesting requirements for participants who have reached 65 years of age, partially offset by $2,401 of non-cash stock-based compensation expense for the time-based compensation granted in connection with the new leadership group announced in April 2019.

Results of Operations – Three Months Ended March 31, 2020 Compared to March 31, 2019 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities for the three months ended March 31, 2020 and 2019.

(Amounts in thousands)	Ownership Percentage at March 31, 2020	For the Three Months Ended March 31,
		2020	2019
Our share of net income:
Fifth Avenue and Times Square JV(1):
Equity in net income	51.5%	$5,496	$—
Return on preferred equity, net of our share of the expense		9,166	—
		14,662	—
Alexander's	32.4%	2,676	6,774
Partially owned office buildings(2)	Various	1,322	106
Other investments(3)	Various	443	440
		$19,103	$7,320
____________________

(1)	Entered into on April 18, 2019.

(2)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.

(3)
Includes interests in Independence Plaza, Fashion Centre Mall/Washington Tower, Rosslyn Plaza, 50-70 West 93rd Street, UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019 and sold on January 23, 2020) and others.

Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the three months ended March 31, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Net investment income (loss)	$57	$(267)
Net unrealized (loss) gain on held investments	(183,520)	100
Loss from real estate fund investments	(183,463)	(167)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	127,305	(2,737)
Loss from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(56,158)	$(2,904)
Interest and Other Investment (Loss) Income, Net
Below are the components of interest and other investment (loss) income, net for the three months ended March 31, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended March 31,
	2020	2019
Credit losses on loans receivable(1)	$(7,261)	$—
(Decrease) increase in fair value of marketable securities(2)	(4,938)	461
Interest on cash and cash equivalents and restricted cash	3,966	2,067
Interest on loans receivable	1,426	1,606
Other, net	903	911
	$(5,904)	$5,045
____________________

(1)	See Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

(2)
The three months ended March 31, 2020 includes the mark-to-market decrease in the fair value of our PREIT common shares (sold on January 23, 2020). The three months ended March 31, 2019 primarily includes (i) a $16,068 mark-to-market increase in the fair value of our Lexington common shares (sold on March 1, 2019) partially offset by (ii) a $15,649 mark-to-market decrease in the fair value of our PREIT common shares (accounted for as marketable securities from March 12, 2019).

Results of Operations – Three Months Ended March 31, 2020 Compared to March 31, 2019 - continued
Interest and Debt Expense
Interest and debt expense for the three months ended March 31, 2020 was $58,842,000 compared to $102,463,000 for the prior year’s quarter, a decrease of $43,621,000. This decrease was primarily due to (i) $22,540,000 of lower interest expense from debt prepayment costs relating to the redemption of our $400,000,000 5.00% senior unsecured notes in 2019, (ii) $10,918,000 of lower interest expense resulting from the deconsolidation of mortgages payable of the properties contributed to Fifth Avenue and Times Square JV, (iii) $5,972,000 of lower interest expense resulting from the repayment of the mortgage payable of PENN2, (iv) $5,308,000 of lower interest expense resulting from paydowns of the 220 CPS loan, (v) $5,045,000 of lower interest expense from the redemption of the $400,000,000 5.00% senior unsecured notes in 2019, and (vi) $4,083,000 of lower interest expense resulting from lower average interest rates on our variable rate loans, partially offset by (vii) $11,270,000 of lower capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended March 31, 2020 were $68,589,000 due to net gains on sale of 220 CPS condominium units. Net gains on disposition of wholly owned and partially owned assets for the three months ended March 31, 2019 were $220,294,000 due to (i) $157,899,000 of net gains on sale of 220 CPS condominium units and (ii) $62,395,000 net gain from the sale of all our UE partnership units.
Income Tax Expense
Income tax expense for the three months ended March 31, 2020 was $12,813,000 compared to $29,743,000 for the prior year’s quarter, a decrease of $16,930,000. This decrease was primarily due to lower income tax expense from the sale of 220 CPS condominium units.
Net (Loss) Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $122,387,000 for the three months ended March 31, 2020, compared to income of $6,820,000 for the prior year’s quarter, a decrease in income of $129,207,000. This decrease resulted primarily from the allocation of net loss to the noncontrolling interests of our real estate fund investments.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $390,000 for the three months ended March 31, 2020, compared to $12,202,000 for the prior year’s quarter, a decrease of $11,812,000. This decrease resulted primarily from lower net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $12,531,000 for the three months ended March 31, 2020, compared to $12,534,000 for the prior year’s quarter, a decrease of $3,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $12,572,000 for the three months ended March 31, 2020, compared to $12,575,000 for the prior year’s quarter, a decrease of $3,000.

Results of Operations – Three Months Ended March 31, 2020 Compared to March 31, 2019 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2020 compared to March 31, 2019.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share for the three months ended March 31, 2020	$280,913	$242,559		$21,113		$15,231	$2,010
Less NOI at share from:
Acquisitions	(369)	(369)		—		—	—
Development properties	(14,266)	(14,266)		—		—	—
Other non-same store (income) expense, net	(7,791)	(5,520)		(422)		161	(2,010)
Same store NOI at share for the three months ended March 31, 2020	$258,487	$222,404		$20,691		$15,392	$—

NOI at share for the three months ended March 31, 2019	$337,772	$283,358		$23,523		$14,501	$16,390
Less NOI at share from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(30,292)	(30,292)		—		—	—
Dispositions	(3,399)	(3,399)		—		—	—
Development properties	(20,593)	(20,593)		—		—	—
Other non-same store (income) expense, net	(18,378)	(2,405)		339		78	(16,390)
Same store NOI at share for the three months ended March 31, 2019	$265,110	$226,669		$23,862		$14,579	$—

(Decrease) increase in same store NOI at share for the three months ended March 31, 2020 compared to March 31, 2019	$(6,623)	$(4,265)		$(3,171)		$813	$—

% (decrease) increase in same store NOI at share	(2.5)%	(1.9)%	(1)	(13.3)%	(2)	5.6%	—%
____________________

(1)	As a result of the COVID-19 pandemic, we have temporarily closed the Hotel Pennsylvania. Excluding the Hotel Pennsylvania, same store NOI at share decreased by 0.3%.

(2)	The decrease is primarily due to the cancellation of trade shows resulting from the COVID-19 pandemic. Excluding trade shows, same store NOI at share increased by 1.1%.

Results of Operations – Three Months Ended March 31, 2020 Compared to March 31, 2019 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2020 compared to March 31, 2019.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2020	$283,989	$243,665		$22,705		$15,435	$2,184
Less NOI at share - cash basis from:
Acquisitions	(348)	(348)		—		—	—
Development properties	(18,117)	(18,117)		—		—	—
Other non-same store income, net	(12,607)	(9,944)		(422)		(57)	(2,184)
Same store NOI at share - cash basis for the three months ended March 31, 2020	$252,917	$215,256		$22,283		$15,378	$—

NOI at share - cash basis for the three months ended March 31, 2019	$332,591	$276,740		$24,912		$14,745	$16,194
Less NOI at share - cash basis from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(27,722)	(27,722)		—		—	—
Dispositions	(3,581)	(3,581)		—		—	—
Development properties	(24,339)	(24,339)		—		—	—
Other non-same store (income) expense, net	(20,163)	(4,386)		339		78	(16,194)
Same store NOI at share - cash basis for the three months ended March 31, 2019	$256,786	$216,712		$25,251		$14,823	$—

(Decrease) increase in same store NOI at share - cash basis for the three months ended March 31, 2020 compared to March 31, 2019	$(3,869)	$(1,456)		$(2,968)		$555	$—

% (decrease) increase in same store NOI at share - cash basis	(1.5)%	(0.7)%	(1)	(11.8)%	(2)	3.7%	—%
____________________

(1)	As a result of the COVID-19 pandemic, we have temporarily closed the Hotel Pennsylvania. Excluding the Hotel Pennsylvania, same store NOI at share - cash basis increased by 0.9%.

(2)	The decrease is primarily due to the cancellation of trade shows resulting from the COVID-19 pandemic. Excluding trade shows, same store NOI at share - cash basis increased by 2.0%.

SUPPLEMENTAL INFORMATION

NOI At Share by Segment for the Three Months Ended March 31, 2020 and December 31, 2019
Below is a summary of NOI at share and NOI at share - cash basis for the three months ended March 31, 2020 and 2019 by segment.

(Amounts in thousands)	For the Three Months Ended March 31, 2020
	Total	New York	Other
Total revenues	$444,532	$355,615	$88,917
Operating expenses	(230,007)	(183,031)	(46,976)
NOI - consolidated	214,525	172,584	41,941
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(8,433)	(7,060)
Add: NOI from partially owned entities	81,881	78,408	3,473
NOI at share	280,913	242,559	38,354
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	3,076	1,106	1,970
NOI at share - cash basis	$283,989	$243,665	$40,324

(Amounts in thousands)	For the Three Months Ended December 31, 2019
	Total	New York	Other
Total revenues	$460,968	$377,626	$83,342
Operating expenses	(223,975)	(184,231)	(39,744)
NOI - consolidated	236,993	193,395	43,598
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,417)	(9,885)	(7,532)
Add: NOI from partially owned entities	85,990	82,774	3,216
NOI at share	305,566	266,284	39,282
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(6,590)	(8,577)	1,987
NOI at share - cash basis	$298,976	$257,707	$41,269

SUPPLEMENTAL INFORMATION - CONTINUED

NOI At Share by Segment for the Three Months Ended March 31, 2020 and December 31, 2019 - continued
The elements of our New York and Other NOI at share for the three months ended March 31, 2020 and December 31, 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	March 31, 2020	December 31, 2019
New York:
Office	$183,205	$183,925
Retail	52,018	59,728
Residential	6,200	5,835
Alexander's	10,492	10,626
Hotel Pennsylvania(1)	(9,356)	6,170
Total New York	242,559	266,284

Other:
theMART	21,113	22,712
555 California Street	15,231	14,533
Other investments	2,010	2,037
Total Other	38,354	39,282

NOI at share	$280,913	$305,566
___________________

(1)
The decrease in NOI at share is primarily due to seasonality of operations and the effects of the COVID-19 pandemic. The Hotel Pennsylvania was temporarily closed commencing on April 1, 2020 as result of the pandemic.

The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2020 and December 31, 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	March 31, 2020	December 31, 2019
New York:
Office	$187,035	$180,762
Retail	49,041	54,357
Residential	5,859	5,763
Alexander's	11,094	10,773
Hotel Pennsylvania(1)	(9,364)	6,052
Total New York	243,665	257,707

Other:
theMART	22,705	24,646
555 California Street	15,435	14,491
Other investments	2,184	2,132
Total Other	40,324	41,269

NOI at share - cash basis	$283,989	$298,976
___________________

(1)
The decrease in NOI at share - cash basis is primarily due to seasonality of operations and the effects of the COVID-19 pandemic. The Hotel Pennsylvania was temporarily closed commencing on April 1, 2020 as result of the pandemic.

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended March 31, 2020 and December 31, 2019

(Amounts in thousands)	For the Three Months Ended
	March 31, 2020	December 31, 2019
Net (loss) income	$(104,503)	$160,676
Depreciation and amortization expense	92,793	92,926
General and administrative expense	52,834	39,791
Transaction related costs and other	71	3,223
Income from partially owned entities	(19,103)	(22,726)
Loss from real estate fund investments	183,463	90,302
Interest and other investment loss (income), net	5,904	(5,889)
Interest and debt expense	58,842	59,683
Net gains on disposition of wholly owned and partially owned assets	(68,589)	(203,835)
Income tax expense	12,813	22,897
Income from discontinued operations	—	(55)
NOI from partially owned entities	81,881	85,990
NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(17,417)
NOI at share	280,913	305,566
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	3,076	(6,590)
NOI at share - cash basis	$283,989	$298,976

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended March 31, 2020 Compared to December 31, 2019
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2020 compared to December 31, 2019.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share for the three months ended March 31, 2020	$280,913	$242,559		$21,113		$15,231	$2,010
Less NOI at share from:
Acquisitions	(364)	(364)		—		—	—
Development properties	(14,271)	(14,271)		—		—	—
Other non-same store (income) expense, net	(7,477)	(5,160)		(422)		115	(2,010)
Same store NOI at share for the three months ended March 31, 2020	$258,801	$222,764		$20,691		$15,346	$—

NOI at share for the three months ended December 31, 2019	$305,566	$266,284		$22,712		$14,533	$2,037
Less NOI at share from:
Acquisitions	(118)	(118)		—		—	—
Development properties	(15,894)	(15,894)		—		—	—
Other non-same store (income) expense, net	(7,665)	(5,530)		(172)		74	(2,037)
Same store NOI at share for the three months ended December 31, 2019	$281,889	$244,742		$22,540		$14,607	$—

(Decrease) increase in same store NOI at share for the three months ended March 31, 2020 compared to December 31, 2019	$(23,088)	$(21,978)		$(1,849)		$739	$—

% (decrease) increase in same store NOI at share	(8.2)%	(9.0)%	(1)	(8.2)%	(2)	5.1%	—%
____________________

(1)	As a result of the COVID-19 pandemic, we have temporarily closed the Hotel Pennsylvania. Excluding the Hotel Pennsylvania, same store NOI at share decreased by 2.7%.

(2)	The decrease is primarily due to the cancellation of trade shows resulting from the COVID-19 pandemic. Excluding trade shows, same store NOI at share decreased by 2.8%.

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended March 31, 2020 Compared to December 31, 2019 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2020 compared to December 31, 2019.

(Amounts in thousands)	Total	New York		theMART		555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2020	$283,989	$243,665		$22,705		$15,435	$2,184
Less NOI at share - cash basis from:
Acquisitions	(343)	(343)		—		—	—
Development properties	(18,122)	(18,122)		—		—	—
Other non-same store income, net	(12,293)	(9,584)		(422)		(103)	(2,184)
Same store NOI at share - cash basis for the three months ended March 31, 2020	$253,231	$215,616		$22,283		$15,332	$—

NOI at share - cash basis for the three months ended December 31, 2019	$298,976	$257,707		$24,646		$14,491	$2,132
Less NOI at share - cash basis from:
Acquisitions	(49)	(49)		—		—	—
Development properties	(17,310)	(17,310)		—		—	—
Other non-same store income, net	(9,244)	(6,940)		(172)		—	(2,132)
Same store NOI at share - cash basis for the three months ended December 31, 2019	$272,373	$233,408		$24,474		$14,491	$—

(Decrease) increase in same store NOI at share - cash basis for the three months ended March 31, 2020 compared to December 31, 2019	$(19,142)	$(17,792)		$(2,191)		$841	$—

% (decrease) increase in same store NOI at share - cash basis	(7.0)%	(7.6)%	(1)	(9.0)%	(2)	5.8%	—%
____________________

(1)	As a result of the COVID-19 pandemic, we have temporarily closed the Hotel Pennsylvania. Excluding the Hotel Pennsylvania, same store NOI at share - cash basis decreased by 1.0%.

(2)	The decrease is primarily due to the cancellation of trade shows resulting from the COVID-19 pandemic. Excluding trade shows, same store NOI at share - cash basis decreased by 4.0%.

Liquidity and Capital Resources
Rental revenue is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs. We collected 90% of rent due from our office tenants for the month of April 2020 and 53% of the rent due from our retail tenants for the month of April 2020, or 83% in the aggregate. While we believe that our tenants are required to pay rent under their leases, we have implemented and will continue to consider temporary rent deferrals on a case-by-case basis. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.
As of March 31, 2020, we have $3.4 billion of liquidity comprised of $1.7 billion of cash and cash equivalents and restricted cash and $1.7 billion available on our $2.75 billion revolving credit facilities. We also have $9.0 billion of unencumbered assets as of March 31, 2020. We anticipate that cash flow from continuing operations over the next twelve months will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for development expenditures and acquisitions may require funding from borrowings and/or equity offerings. The challenges posed by COVID-19 and the impact on our business and cash flows are evolving rapidly and cannot be predicted at this time. Consequently, the Company will continue to evaluate its liquidity and financial position on an ongoing basis.
We continue closings on the sale of condominium units at 220 Central Park South. During April 2020 we closed on the sale of four condominium units for net proceeds of $157,747,000 and we expect to generate additional net cash proceeds of approximately $745,000,000 for the remainder of 2020. In the aggregate, we will have recognized over $1.0 billion after-tax net gain, of which $629,812,000 has already been recognized in our consolidated statements of income from inception to March 31, 2020. Future closings may be delayed as the construction is deemed "non-essential" and has been temporarily paused.
We may from time to time purchase, retire or redeem our outstanding debt securities or our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources - continued
Cash Flows for the Three Months Ended March 31, 2020 and 2019
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2020	2019
Net cash provided by operating activities	$51,448	$64,118	$(12,670)
Net cash (used in) provided by investing activities	(99,339)	403,294	(502,633)
Net cash provided by (used in) financing activities	108,068	(274,683)	382,751
Cash and cash equivalents and restricted cash was $1,667,308,000 as of March 31, 2020, a $60,177,000 increase from the balance as of December 31, 2019.
Net cash provided by operating activities of $51,448,000 for the three months ended March 31, 2020 was comprised of $184,885,000 of cash from operations, including distributions of income from partially owned entities of $48,568,000, and a net decrease of $133,437,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the cash (used in) provided by investing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2020	2019
Proceeds from sale of condominium units at 220 Central Park South	$191,216	$425,484	$(234,268)
Development costs and construction in progress	(169,845)	(143,302)	(26,543)
Moynihan Train Hall expenditures	(98,794)	(123,533)	24,739
Additions to real estate	(49,251)	(55,759)	6,508
Proceeds from sales of marketable securities	28,375	167,755	(139,380)
Investments in partially owned entities	(2,130)	(918)	(1,212)
Distributions of capital from partially owned entities	1,090	24,851	(23,761)
Proceeds from sale of real estate and related investments	—	108,512	(108,512)
Proceeds from repayments of loans receivable	—	204	(204)
Net cash (used in) provided by investing activities	$(99,339)	$403,294	$(502,633)
The following table details the cash provided by (used in) financing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2020	2019
Proceeds from borrowings	$553,062	$456,741	$96,321
Dividends paid on common shares/Distributions to Vornado	(498,486)	(125,876)	(372,610)
Moynihan Train Hall reimbursement from Empire State Development	98,794	123,533	(24,739)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(40,045)	(16,252)	(23,793)
Dividends paid on preferred shares/Distributions to preferred unitholders	(12,531)	(12,534)	3
Proceeds received from exercise of Vornado stock options and other	4,899	1,511	3,388
Contributions from noncontrolling interests in consolidated subsidiaries	4,786	5,194	(408)
Repayments of borrowings	(2,150)	(686,555)	684,405
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)	8,555
Debt issuance costs	(124)	(10,860)	10,736
Redemption of preferred shares/units	—	(893)	893
Net cash provided by (used in) financing activities	$108,068	$(274,683)	$382,751

Liquidity and Capital Resources - continued
Capital Expenditures for the Three Months Ended March 31, 2020
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the three months ended March 31, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$20,743	$18,012	$1,923	$808
Tenant improvements	20,223	17,316	776	2,131
Leasing commissions	11,137	7,237	3,153	747
Recurring tenant improvements, leasing commissions and other capital expenditures	52,103	42,565	5,852	3,686
Non-recurring capital expenditures	6,753	6,748	5	—
Total capital expenditures and leasing commissions	$58,856	$49,313	$5,857	$3,686
Development and Redevelopment Expenditures for the Three Months Ended March 31, 2020
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.
220 CPS
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.450 billion, of which $1.395 billion has been expended as of March 31, 2020.
PENN District
We are redeveloping PENN1, a 2,546,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be $325,000,000, of which $95,919,000 has been expended as of March 31, 2020.
We are redeveloping PENN2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $52,911,000 has been expended as of March 31, 2020.
We are also making districtwide improvements within the Penn District. The development cost of these improvements is estimated to be $100,000,000, of which $7,360,000 has been expended as of March 31, 2020.
Our 95.0% joint venture (the remaining 5.0% is owned by the Related Companies ("Related")) is developing the Farley Office and Retail Building (the "Project"), which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of retail space. The total development cost of the Project is estimated to be approximately $1,030,000,000. As of March 31, 2020, $650,506,000 has been expended.
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
We recently entered into a development agreement with Metropolitan Transportation Authority to oversee the development of the Long Island Rail Road 33rd Street entrance at Penn Station which Skanska USA Civil Northeast, Inc. will construct under a fixed price contract for $123,000,000.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Three Months Ended March 31, 2020 - continued
Other
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $66,000,000, of which our share is $46,000,000. As of March 31, 2020, $52,180,000 has been expended, of which our share is $36,526,000.
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of March 31, 2020, $23,910,000 has been expended, of which our share is $11,955,000.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
Below is a summary of amounts paid for development and redevelopment expenditures for the three months ended March 31, 2020. These expenditures include interest and debt expense of $12,055,000, payroll of $5,307,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $28,394,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail Building	$69,540	$69,540	$—	$—	$—
220 CPS	29,331	—	—	—	29,331
PENN1	28,024	28,024	—	—	—
PENN2	20,507	20,507	—	—	—
345 Montgomery Street	6,798	—	—	6,798	—
Other	15,645	14,721	576	—	348
	$169,845	$132,792	$576	$6,798	$29,679
Capital Expenditures for the Three Months Ended March 31, 2019
Below is a summary of amounts paid for capital expenditures and leasing commissions for the three months ended March 31, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$26,377	$24,106	$2,019	$252
Tenant improvements	9,479	8,462	1,015	2
Leasing commissions	5,122	5,122	—	—
Recurring tenant improvements, leasing commissions and other capital expenditures	40,978	37,690	3,034	254
Non-recurring capital expenditures	12,704	12,622	74	8
Total capital expenditures and leasing commissions	$53,682	$50,312	$3,108	$262

Liquidity and Capital Resources - continued
Capital Expenditures for the Three Months Ended March 31, 2019 - continued
Development and Redevelopment Expenditures for the Three Months Ended March 31, 2019
Below is a summary of amounts paid for development and redevelopment expenditures for the three months ended March 31, 2019. These expenditures include interest and debt expense of $23,325,000, payroll of $4,590,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $13,030,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
220 CPS	$54,623	$—	$—	$—	$54,623
Farley Office and Retail Building	51,506	51,506	—	—	—
606 Broadway	4,980	4,980	—	—	—
PENN1	4,941	4,941	—	—	—
345 Montgomery Street	3,250	—	—	3,250	—
1535 Broadway	1,031	1,031	—	—	—
Other	22,971	20,018	686	1,388	879
	$143,302	$82,476	$686	$4,638	$55,502
Other Commitments and Contingencies
We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows.
Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites or changes in cleanup requirements would not result in significant costs to us.
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
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right-to-use Pier 92 or reimbursement for lost revenues. In March 2020, as no resolution had been reached with EDC, we did not pay the monthly rent due under the non-recourse lease. As of March 31, 2020, we have a $45,790,000 lease liability and a $34,732,000 right-of-use asset recorded for this lease.
In August 2019, we delivered the required nine month notice to the ground lessor of our land and building lease at 608 Fifth Avenue that we will surrender the property in May 2020. As of March 31, 2020, a $71,071,000 lease liability remains, which will be recognized as income when the non-recourse lease is terminated.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development ("ESD"), an entity of New York State, for the Farley Office and Retail Building. As of March 31, 2020, the aggregate dollar amount of these guarantees and master leases is approximately $1,543,000,000.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of March 31, 2020, $17,458,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
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
As investment manager of Vornado Capital Partners Real Estate Fund (the "Fund") we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the March 31, 2020 fair value of the Fund assets, at liquidation we would be required to make a $24,300,000 payment to the limited partners representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of March 31, 2020, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $11,000,000.
As of March 31, 2020, we have construction commitments aggregating approximately $559,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 36 of this Quarterly Report on Form 10-Q.
FFO attributable to common shareholders plus assumed conversions was $130,360,000, or $0.68 per diluted share for the three months ended March 31, 2020, compared to $247,684,000, or $1.30 per diluted share, for the prior year’s three months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2020	2019
Reconciliation of our net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$4,963	$181,488
Per diluted share	$0.03	$0.95

FFO adjustments:
Depreciation and amortization of real property	$85,136	$108,483
Net gain from sale of UE common shares (sold on March 4, 2019)	—	(62,395)
Decrease (increase) in fair value of marketable securities:
PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020)	4,938	15,649
Lexington (sold on March 1, 2019)	—	(16,068)
Other	—	(42)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	40,423	24,990
Decrease (increase) in fair value of marketable securities	3,691	(12)
	134,188	70,605
Noncontrolling interests' share of above adjustments	(8,804)	(4,424)
FFO adjustments, net	$125,384	$66,181

FFO attributable to common shareholders	$130,347	$247,669
Convertible preferred share dividends	13	15
FFO attributable to common shareholders plus assumed conversions	$130,360	$247,684
Per diluted share	$0.68	$1.30

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,038	190,689
Effect of dilutive securities:
Employee stock options and restricted share awards	75	271
Convertible preferred shares	30	36
Denominator for FFO per diluted share	191,143	190,996

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2020			2019
	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$2,196,562	2.32%	$21,966	$1,643,500	3.09%
Fixed rate	5,799,366	3.57%	—	5,801,516	3.57%
	$7,995,928	3.22%	21,966	$7,445,016	3.46%
Pro rata share of debt of non-consolidated entities(1):
Variable rate	$1,490,518	2.70%	14,905	$1,441,690	3.34%
Fixed rate	1,361,087	3.93%	—	1,361,169	3.93%
	$2,851,605	3.29%	14,905	$2,802,859	3.62%
Noncontrolling interests' share of consolidated subsidiaries			(354)
Total change in annual net income attributable to the Operating Partnership			36,517
Noncontrolling interests’ share of the Operating Partnership			(2,396)
Total change in annual net income attributable to Vornado			$34,121
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.18
Total change in annual net income attributable to Vornado per diluted share			$0.18
____________________

(1)
Our pro rata share of debt of non-consolidated entities as of March 31, 2020 and December 31, 2019 is net of $16,200 and $63,409, respectively, of our share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt.

Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt, as of March 31, 2020.

(Amounts in thousands)	As of March 31, 2020
				Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Other	$94	$175,000

Included in other liabilities:
Unsecured term loan	$68,439	$750,000	(1)	L+100	1.94%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	9,141	100,000		L+180	2.81%	4.14%	1/25
888 Seventh Avenue mortgage loan	3,077	375,000		L+170	2.62%	3.25%	12/20
770 Broadway mortgage loan	944	700,000		L+175	2.76%	2.56%	9/20
	$81,601	$1,925,000
____________________

(1)	Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2020, the estimated fair value of our consolidated debt was $7,998,000,000.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, such disclosure controls and procedures were effective.
Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, such disclosure controls and procedures were effective.
Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not currently expected to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Except as set forth below, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our business, financial condition, results of operations and cash flows have been and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the impact could be material to us.
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York, New Jersey, Illinois and California have implemented stay-at-home orders for all "non-essential" business and activity in an aggressive effort to curb the spread of the virus. Consequently, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are concentrated in New York City, and in Chicago and San Francisco, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread. Some of the effects on us include the following:

•	With the exception of grocery stores and other "essential" businesses, substantially all of our retail tenants have closed their stores and many are seeking rent relief.

•	While our office buildings remain open, substantially all of our office tenants are working remotely.

•	We have temporarily closed the Hotel Pennsylvania.

•	We have postponed trade shows at theMART for the remainder of 2020.

•	Because certain of our development projects are deemed "non-essential," they have been temporarily paused due to New York State executive orders.

•
Closings on the sale of condominium units at 220 Central Park South have continued. During April 2020 we closed on the sale of four condominium units for net proceeds of $157,747,000. However, future closings may be temporarily delayed to the extent we cannot complete the buildout and obtain temporary certificates of occupancy on time.

•
We placed 1,803 employees on temporary furlough, including 1,293 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees.

•	Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.

•	Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo his or her $75,000 annual cash retainer for the remainder of 2020.
We have collected substantially all of the rent due for March 2020 and collected 90% of rent due from our office tenants for the month of April 2020 and 53% of the rent due from our retail tenants for the month of April 2020, or 83% in the aggregate. Many of our retail tenants and some of our office tenants have requested rent relief and/or rent deferral for April 2020 and beyond. While we believe that our tenants are required to pay rent under their leases, we have implemented and will continue to consider temporary rent deferrals on a case-by-case basis.
Numerous Federal, state, local and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Certain of our tenants may incur significant costs or losses as a result of the COVID-19 pandemic and/or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors.
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market or other disruptions worldwide. Conditions in the bank lending, capital and other financial markets may deteriorate as a result of the pandemic, our access to capital and other sources of funding may become constrained and the ratios of our debt to asset values may deteriorate, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global, national, regional and local economic conditions as a result of the pandemic may ultimately decrease occupancy levels and/or rent levels across our portfolio as tenants reduce or defer their spending, which may result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders and the impact could be material. In addition, the value of our real estate assets may decline, which may result in material non-cash impairment charges in future periods. The extent of the COVID-19 pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. The potential effects of COVID-19 also could impact many of our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019. However, the potential impact remains uncertain but that impact could be material to us.

PART II. OTHER INFORMATION - CONTINUED
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended March 31, 2020, we issued 582,431 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $4,934,589 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
10.35	—	Employment agreement between Vornado Realty Trust and Glen J. Weiss dated May 25, 2018
10.36	—	Employment agreement between Vornado Realty Trust and Haim Chera dated April 19, 2019
10.37	—	Form of Vornado Realty Trust 2020 Outperformance Plan Award Agreement
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101	—	The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report
on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline Extensible Business Reporting
Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income,
(iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity,
(v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.
104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for
the quarter ended March 31, 2020, formatted as iXBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: May 4, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: May 4, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)