Form 10-Q
period 2020-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2020-08-03
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2020
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
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

As of June 30, 2020, 191,151,142 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:

•	Note 12. Redeemable Noncontrolling Interests

•	Note 13. Shareholders' Equity/Partners' Capital

•	Note 20. (Loss) Income Per Share/(Loss) Income Per Class A Unit

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	June 30, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land	$2,588,200	$2,591,261
Buildings and improvements	7,975,871	7,953,163
Development costs and construction in progress	1,541,432	1,490,614
Moynihan Train Hall development expenditures	1,087,669	914,960
Leasehold improvements and equipment	127,685	124,014
Total	13,320,857	13,074,012
Less accumulated depreciation and amortization	(3,106,393)	(3,015,958)
Real estate, net	10,214,464	10,058,054
Right-of-use assets	376,958	379,546
Cash and cash equivalents	1,768,459	1,515,012
Restricted cash	94,882	92,119
Marketable securities	—	33,313
Tenant and other receivables	118,273	95,733
Investments in partially owned entities	3,648,651	3,999,165
Real estate fund investments	17,453	222,649
220 Central Park South condominium units ready for sale	426,623	408,918
Receivable arising from the straight-lining of rents	692,931	742,206
Deferred leasing costs, net of accumulated amortization of $186,740 and $196,229	348,473	353,986
Identified intangible assets, net of accumulated amortization of $97,489 and $98,587	27,660	30,965
Other assets	307,620	355,347
	$18,042,447	$18,287,013
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,638,352	$5,639,897
Senior unsecured notes, net	446,279	445,872
Unsecured term loan, net	796,236	745,840
Unsecured revolving credit facilities	1,075,000	575,000
Lease liabilities	426,059	498,254
Moynihan Train Hall obligation	1,087,669	914,960
Special dividend/distribution payable	—	398,292
Accounts payable and accrued expenses	385,956	440,049
Deferred revenue	49,386	59,429
Deferred compensation plan	94,081	103,773
Other liabilities	395,604	265,754
Total liabilities	10,394,622	10,087,120
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,773,407 and 13,298,956 units outstanding	620,269	884,380
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	624,804	888,915
Redeemable noncontrolling interest in a consolidated subsidiary	94,112	—
Total redeemable noncontrolling interests	718,916	888,915
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,793,694 and 36,795,640 shares	891,164	891,214
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,151,142 and 190,985,677 shares	7,625	7,618
Additional capital	8,095,774	7,827,697
Earnings less than distributions	(2,415,500)	(1,954,266)
Accumulated other comprehensive loss	(82,646)	(40,233)
Total shareholders' equity	6,496,417	6,732,030
Noncontrolling interests in consolidated subsidiaries	432,492	578,948
Total equity	6,928,909	7,310,978
	$18,042,447	$18,287,013
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Rental revenues	$315,194	$421,299	$716,468	$921,176
Fee and other income	27,832	41,804	71,090	76,595
Total revenues	343,026	463,103	787,558	997,771
EXPENSES:
Operating	(174,425)	(220,752)	(404,432)	(467,647)
Depreciation and amortization	(92,805)	(113,035)	(185,598)	(229,744)
General and administrative	(35,014)	(38,872)	(87,848)	(96,892)
(Expense) benefit from deferred compensation plan liability	(6,356)	(1,315)	4,889	(6,748)
Lease liability extinguishment gain (transaction related costs and impairment losses)	69,221	(101,590)	69,150	(101,739)
Total expenses	(239,379)	(475,564)	(603,839)	(902,770)

(Loss) income from partially owned entities	(291,873)	22,873	(272,770)	30,193
Loss from real estate fund investments	(28,042)	(15,803)	(211,505)	(15,970)
Interest and other investment (loss) income, net	(2,893)	7,840	(8,797)	12,885
Income (loss) from deferred compensation plan assets	6,356	1,315	(4,889)	6,748
Interest and debt expense	(58,405)	(63,029)	(117,247)	(165,492)
Net gain on transfer to Fifth Avenue and Times Square JV	—	2,571,099	—	2,571,099
Net gains on disposition of wholly owned and partially owned assets	55,695	111,713	124,284	332,007
(Loss) income before income taxes	(215,515)	2,623,547	(307,205)	2,866,471
Income tax expense	(1,837)	(26,914)	(14,650)	(56,657)
(Loss) income from continuing operations	(217,352)	2,596,633	(321,855)	2,809,814
Income (loss) from discontinued operations	—	60	—	(77)
Net (loss) income	(217,352)	2,596,693	(321,855)	2,809,737
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	17,768	(21,451)	140,155	(28,271)
Operating Partnership	14,364	(162,515)	13,974	(174,717)
Net (loss) income attributable to Vornado	(185,220)	2,412,727	(167,726)	2,606,749
Preferred share dividends	(12,530)	(12,532)	(25,061)	(25,066)
NET (LOSS) INCOME attributable to common shareholders	$(197,750)	$2,400,195	$(192,787)	$2,581,683

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(1.03)	$12.58	$(1.01)	$13.53
Weighted average shares outstanding	191,104	190,781	191,071	190,735

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(1.03)	$12.56	$(1.01)	$13.51
Weighted average shares outstanding	191,104	191,058	191,071	191,030
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(217,352)	$2,596,693	$(321,855)	$2,809,737
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	78	(28,512)	(45,399)	(45,541)
Other comprehensive income (loss) of nonconsolidated subsidiaries	—	25	8	(960)
Amounts reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	—	—	(2,311)
Comprehensive (loss) income	(217,274)	2,568,206	(367,246)	2,760,925
Less comprehensive loss (income) attributable to noncontrolling interests	32,127	(182,160)	157,107	(199,906)
Comprehensive (loss) income attributable to Vornado	$(185,147)	$2,386,046	$(210,139)	$2,561,019
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2020:
Balance as of March 31, 2020	36,796	$891,211	191,116	$7,624	$8,112,523	$(2,091,612)	$(82,719)	$456,185	$7,293,212
Net loss attributable to Vornado	—	—	—	—	—	(185,220)	—	—	(185,220)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(17,904)	(17,904)
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(126,141)	—	—	(126,141)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(12,530)	—	—	(12,530)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	22	1	823	—	—	—	824
Under dividend reinvestment plan	—	—	10	—	368	—	—	—	368
Contributions	—	—	—	—	—	—	—	1,082	1,082
Distributions	—	—	—	—	—	—	—	(5,295)	(5,295)
Conversion of Series A preferred shares to common shares	(2)	(47)	4	—	47	—	—	—	—
Deferred compensation shares and options	—	—	—	—	304	—	—	—	304
Increase in value of interest rate swaps	—	—	—	—	—	—	78	—	78
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	(18,291)	—	—	—	(18,291)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(5)	—	(5)
Other	—	—	(1)	—	—	3	—	(1,576)	(1,573)
Balance as of June 30, 2020	36,794	$891,164	191,151	$7,625	$8,095,774	$(2,415,500)	$(82,646)	$432,492	$6,928,909
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2019:
Balance as of March 31, 2019	36,798	$891,263	190,761	$7,609	$7,676,770	$(4,120,265)	$(11,385)	$646,900	$5,090,892
Net income attributable to Vornado	—	—	—	—	—	2,412,727	—	—	2,412,727
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	21,451	21,451
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(125,927)	—	—	(125,927)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(12,532)	—	—	(12,532)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	44	2	2,946	—	—	—	2,948
Under employees' share option plan	—	—	3	—	174	—	—	—	174
Under dividend reinvestment plan	—	—	5	—	361	—	—	—	361
Contributions	—	—	—	—	—	—	—	3,121	3,121
Distributions	—	—	—	—	—	—	—	(24,440)	(24,440)
Conversion of Series A preferred shares to common shares	(1)	(7)	1	—	7	—	—	—	—
Deferred compensation shares and options	—	—	(1)	—	266	—	—	—	266
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	25	—	25
Reduction in value of interest rate swaps	—	—	—	—	—	—	(28,515)	—	(28,515)
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	165,225	—	—	—	165,225
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	1,806	—	1,806
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	—	—	—	—	(1)	2	3	(1)	3
Balance as of June 30, 2019	36,797	$891,256	190,813	$7,611	$7,845,748	$(1,845,995)	$(38,066)	$635,590	$7,496,144
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2020:
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change (see Note 4)	—	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado	—	—	—	—	—	(167,726)	—	—	(167,726)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(140,291)	(140,291)
Dividends on common shares ($1.32 per share)	—	—	—	—	—	(252,247)	—	—	(252,247)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(25,061)	—	—	(25,061)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	49	2	2,462	—	—	—	2,464
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	31	1	1,749	—	—	—	1,750
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	2,479	2,479
Distributions	—	—	—	—	—	—	—	(10,530)	(10,530)
Conversion of Series A preferred shares to common shares	(2)	(50)	4	—	50	—	—	—	—
Deferred compensation shares and options	—	—	13	1	601	(137)	—	—	465
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	8	—	8
Reduction in value of interest rate swaps	—	—	—	—	—	—	(45,399)	—	(45,399)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	248,879	—	—	—	248,879
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	2,978	—	2,978
Other	—	—	(1)	—	(2)	1	—	(1,503)	(1,504)
Balance as of June 30, 2020	36,794	$891,164	191,151	$7,625	$8,095,774	$(2,415,500)	$(82,646)	$432,492	$6,928,909
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2019:
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	2,606,749	—	—	2,606,749
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	28,271	28,271
Dividends on common shares ($1.32 per share)	—	—	—	—	—	(251,803)	—	—	(251,803)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(25,066)	—	—	(25,066)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	92	4	6,125	—	—	—	6,129
Under employees' share option plan	—	—	165	7	1,338	(8,692)	—	—	(7,347)
Under dividend reinvestment plan	—	—	10	—	701	—	—	—	701
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	—	4,931	4,931
Distributions	—	—	—	—	—	—	—	(32,204)	(32,204)
Conversion of Series A preferred shares to common shares	(2)	(38)	3	—	38	—	—	—	—
Deferred compensation shares and options	—	—	8	—	563	—	—	—	563
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(960)	—	(960)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(45,544)	—	(45,544)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	—	99,407	—	—	—	99,407
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,082	—	3,082
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	(1)	—	—	—	(1)	1	3	(3)	—
Balance as of June 30, 2019	36,797	$891,256	190,813	$7,611	$7,845,748	$(1,845,995)	$(38,066)	$635,590	$7,496,144
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(321,855)	$2,809,737
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net loss (income) of partially owned entities	272,770	(30,193)
Net unrealized loss on real estate fund investments	211,196	16,162
Depreciation and amortization (including amortization of deferred financing costs)	193,920	240,866
Net gains on disposition of wholly owned and partially owned assets	(124,284)	(332,007)
Distributions of income from partially owned entities	79,436	31,820
Non-cash (gain on extinguishment of 608 Fifth Avenue lease liability) impairment loss on 608 Fifth Avenue right-of-use asset	(70,260)	75,220
Write-off of lease receivables deemed uncollectible	38,631	15,382
Stock-based compensation expense	33,468	42,174
Straight-lining of rents	15,856	3,733
Credit losses on loans receivable	13,369	—
Amortization of below-market leases, net	(9,406)	(11,168)
Decrease (increase) in fair value of marketable securities	4,938	(1,773)
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Real estate impairment losses	—	26,140
Prepayment penalty on redemption of senior unsecured notes due 2022	—	22,058
Other non-cash adjustments	4,370	3,206
Changes in operating assets and liabilities:
Real estate fund investments	(6,000)	(4,000)
Tenant and other receivables, net	(28,864)	(12,759)
Prepaid assets	3,078	(5,702)
Other assets	(12,480)	(8,498)
Accounts payable and accrued expenses	(26,611)	(11,482)
Other liabilities	(3,557)	(4,965)
Net cash provided by operating activities	267,715	292,852

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	437,188	690,734
Development costs and construction in progress	(319,294)	(289,532)
Moynihan Train Hall expenditures	(183,007)	(205,783)
Additions to real estate	(85,252)	(120,060)
Proceeds from sales of marketable securities	28,375	167,852
Investments in partially owned entities	(3,157)	(15,588)
Distributions of capital from partially owned entities	1,090	24,880
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,255,756
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000
Proceeds from sale of real estate and related investments	—	108,512
Acquisitions of real estate and other	—	(3,260)
Net cash (used in) provided by investing activities	(124,057)	2,113,511
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Financing Activities:
Dividends paid on common shares	$(624,627)	$(251,803)
Proceeds from borrowings	554,297	458,955
Moynihan Train Hall reimbursement from Empire State Development	183,007	205,783
Contributions from noncontrolling interests	98,268	8,315
Distributions to noncontrolling interests	(54,440)	(49,140)
Dividends paid on preferred shares	(37,593)	(25,066)
Repayments of borrowings	(11,347)	(1,943,157)
Proceeds received from exercise of employee share options and other	5,267	2,046
Debt issuance costs	(143)	(13,522)
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)
Redemption of preferred shares	—	(893)
Net cash provided by (used in) financing activities	112,552	(2,046,358)
Net increase in cash and cash equivalents and restricted cash	256,210	360,005
Cash and cash equivalents and restricted cash at beginning of period	1,607,131	716,905
Cash and cash equivalents and restricted cash at end of period	$1,863,341	$1,076,910

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,515,012	$570,916
Restricted cash at beginning of period	92,119	145,989
Cash and cash equivalents and restricted cash at beginning of period	$1,607,131	$716,905

Cash and cash equivalents at end of period	$1,768,459	$922,604
Restricted cash at end of period	94,882	154,306
Cash and cash equivalents and restricted cash at end of period	$1,863,341	$1,076,910

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $21,255 and $39,643	$107,069	$165,022
Cash payments for income taxes	$9,276	$28,697

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$248,879	$99,407
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	240,707	647,683
Accrued capital expenditures included in accounts payable and accrued expenses	89,036	68,900
Write-off of fully depreciated assets	(66,931)	(93,390)
Lease liabilities arising from the recognition of right-of-use assets	—	526,866
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	54,962
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	—	2,327,750
Common equity	—	1,449,495
Marketable securities transferred in connection with the defeasance of mortgage payable	—	(407,126)
Defeasance of mortgage payable	—	390,000
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	June 30, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land	$2,588,200	$2,591,261
Buildings and improvements	7,975,871	7,953,163
Development costs and construction in progress	1,541,432	1,490,614
Moynihan Train Hall development expenditures	1,087,669	914,960
Leasehold improvements and equipment	127,685	124,014
Total	13,320,857	13,074,012
Less accumulated depreciation and amortization	(3,106,393)	(3,015,958)
Real estate, net	10,214,464	10,058,054
Right-of-use assets	376,958	379,546
Cash and cash equivalents	1,768,459	1,515,012
Restricted cash	94,882	92,119
Marketable securities	—	33,313
Tenant and other receivables	118,273	95,733
Investments in partially owned entities	3,648,651	3,999,165
Real estate fund investments	17,453	222,649
220 Central Park South condominium units ready for sale	426,623	408,918
Receivable arising from the straight-lining of rents	692,931	742,206
Deferred leasing costs, net of accumulated amortization of $186,740 and $196,229	348,473	353,986
Identified intangible assets, net of accumulated amortization of $97,489 and $98,587	27,660	30,965
Other assets	307,620	355,347
	$18,042,447	$18,287,013
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,638,352	$5,639,897
Senior unsecured notes, net	446,279	445,872
Unsecured term loan, net	796,236	745,840
Unsecured revolving credit facilities	1,075,000	575,000
Lease liabilities	426,059	498,254
Moynihan Train Hall obligation	1,087,669	914,960
Special distribution payable	—	398,292
Accounts payable and accrued expenses	385,956	440,049
Deferred revenue	49,386	59,429
Deferred compensation plan	94,081	103,773
Other liabilities	395,604	265,754
Total liabilities	10,394,622	10,087,120
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,773,407 and 13,298,956 units outstanding	620,269	884,380
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	624,804	888,915
Redeemable noncontrolling interest in a consolidated subsidiary	94,112	—
Total redeemable noncontrolling interests	718,916	888,915
Partners' equity:
Partners' capital	8,994,563	8,726,529
Earnings less than distributions	(2,415,500)	(1,954,266)
Accumulated other comprehensive loss	(82,646)	(40,233)
Total partners' equity	6,496,417	6,732,030
Noncontrolling interests in consolidated subsidiaries	432,492	578,948
Total equity	6,928,909	7,310,978
	$18,042,447	$18,287,013
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Rental revenues	$315,194	$421,299	$716,468	$921,176
Fee and other income	27,832	41,804	71,090	76,595
Total revenues	343,026	463,103	787,558	997,771
EXPENSES:
Operating	(174,425)	(220,752)	(404,432)	(467,647)
Depreciation and amortization	(92,805)	(113,035)	(185,598)	(229,744)
General and administrative	(35,014)	(38,872)	(87,848)	(96,892)
(Expense) benefit from deferred compensation plan liability	(6,356)	(1,315)	4,889	(6,748)
Lease liability extinguishment gain (transaction related costs and impairment losses)	69,221	(101,590)	69,150	(101,739)
Total expenses	(239,379)	(475,564)	(603,839)	(902,770)

(Loss) income from partially owned entities	(291,873)	22,873	(272,770)	30,193
Loss from real estate fund investments	(28,042)	(15,803)	(211,505)	(15,970)
Interest and other investment (loss) income, net	(2,893)	7,840	(8,797)	12,885
Income (loss) from deferred compensation plan assets	6,356	1,315	(4,889)	6,748
Interest and debt expense	(58,405)	(63,029)	(117,247)	(165,492)
Net gain on transfer to Fifth Avenue and Times Square JV	—	2,571,099	—	2,571,099
Net gains on disposition of wholly owned and partially owned assets	55,695	111,713	124,284	332,007
(Loss) income before income taxes	(215,515)	2,623,547	(307,205)	2,866,471
Income tax expense	(1,837)	(26,914)	(14,650)	(56,657)
(Loss) income from continuing operations	(217,352)	2,596,633	(321,855)	2,809,814
Income (loss) from discontinued operations	—	60	—	(77)
Net (loss) income	(217,352)	2,596,693	(321,855)	2,809,737
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	17,768	(21,451)	140,155	(28,271)
Net (loss) income attributable to Vornado Realty L.P.	(199,584)	2,575,242	(181,700)	2,781,466
Preferred unit distributions	(12,571)	(12,573)	(25,143)	(25,148)
NET (LOSS) INCOME attributable to Class A unitholders	$(212,155)	$2,562,669	$(206,843)	$2,756,318

(LOSS) INCOME PER CLASS A UNIT - BASIC:
Net (loss) income per Class A unit	$(1.05)	$12.58	$(1.05)	$13.53
Weighted average units outstanding	203,512	202,924	203,441	202,848

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(1.05)	$12.54	$(1.05)	$13.50
Weighted average units outstanding	203,512	203,480	203,441	203,391
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(217,352)	$2,596,693	$(321,855)	$2,809,737
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	78	(28,512)	(45,399)	(45,541)
Other comprehensive income (loss) of nonconsolidated subsidiaries	—	25	8	(960)
Amounts reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	—	—	(2,311)
Comprehensive (loss) income	(217,274)	2,568,206	(367,246)	2,760,925
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	17,768	(21,451)	140,155	(28,271)
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(199,506)	$2,546,755	$(227,091)	$2,732,654
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2020:
Balance as of March 31, 2020	36,796	$891,211	191,116	$8,120,147	$(2,091,612)	$(82,719)	$456,185	$7,293,212
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(199,584)	—	—	(199,584)
Net loss attributable to redeemable partnership units	—	—	—	—	14,364	—	—	14,364
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(17,904)	(17,904)
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(126,141)	—	—	(126,141)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(12,530)	—	—	(12,530)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	22	824	—	—	—	824
Under Vornado's dividend reinvestment plan	—	—	10	368	—	—	—	368
Contributions	—	—	—	—	—	—	1,082	1,082
Distributions	—	—	—	—	—	—	(5,295)	(5,295)
Conversion of Series A preferred units to Class A units	(2)	(47)	4	47	—	—	—	—
Deferred compensation units and options	—	—	—	304	—	—	—	304
Increase in value of interest rate swaps	—	—	—	—	—	78	—	78
Adjustments to carry redeemable Class A units at redemption value	—	—	—	(18,291)	—	—	—	(18,291)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(5)	—	(5)
Other	—	—	(1)	—	3	—	(1,576)	(1,573)
Balance as of June 30, 2020	36,794	$891,164	191,151	$8,103,399	$(2,415,500)	$(82,646)	$432,492	$6,928,909
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2019:
Balance as of March 31, 2019	36,798	$891,263	190,761	$7,684,379	$(4,120,265)	$(11,385)	$646,900	$5,090,892
Net income attributable to Vornado Realty L.P.	—	—	—	—	2,575,242	—	—	2,575,242
Net income attributable to redeemable partnership units	—	—	—	—	(162,515)	—	—	(162,515)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	21,451	21,451
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(125,927)	—	—	(125,927)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(12,532)	—	—	(12,532)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	44	2,948	—	—	—	2,948
Under Vornado's employees' share option plan	—	—	3	174	—	—	—	174
Under Vornado's dividend reinvestment plan	—	—	5	361	—	—	—	361
Contributions	—	—	—	—	—	—	3,121	3,121
Distributions	—	—	—	—	—	—	(24,440)	(24,440)
Conversion of Series A preferred units to Class A units	(1)	(7)	1	7	—	—	—	—
Deferred compensation units and options	—	—	(1)	266	—	—	—	266
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	25	—	25
Reduction in value of interest rate swaps	—	—	—	—	—	(28,515)	—	(28,515)
Adjustments to carry redeemable Class A units at redemption value	—	—	—	165,225	—	—	—	165,225
Redeemable partnership units' share of above adjustments	—	—	—	—	—	1,806	—	1,806
Deconsolidation of partially owned entity	—	—	—	—	—	—	(11,441)	(11,441)
Other	—	—	—	(1)	2	3	(1)	3
Balance as of June 30, 2019	36,797	$891,256	190,813	$7,853,359	$(1,845,995)	$(38,066)	$635,590	$7,496,144
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2020:
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change (see Note 4)	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(181,700)	—	—	(181,700)
Net loss attributable to redeemable partnership units	—	—	—	—	13,974	—	—	13,974
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(140,291)	(140,291)
Distributions to Vornado ($1.32 per unit)	—	—	—	—	(252,247)	—	—	(252,247)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(25,061)	—	—	(25,061)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	49	2,464	—	—	—	2,464
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	31	1,750	—	—	—	1,750
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	2,479	2,479
Distributions	—	—	—	—	—	—	(10,530)	(10,530)
Conversion of Series A preferred units to Class A units	(2)	(50)	4	50	—	—	—	—
Deferred compensation units and options	—	—	13	602	(137)	—	—	465
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	8	—	8
Reduction in value of interest rate swaps	—	—	—	—	—	(45,399)	—	(45,399)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Adjustments to carry redeemable Class A units at redemption value	—	—	—	248,879	—	—	—	248,879
Redeemable partnership units' share of above adjustments	—	—	—	—	—	2,978	—	2,978
Other	—	—	(1)	(2)	1	—	(1,503)	(1,504)
Balance as of June 30, 2020	36,794	$891,164	191,151	$8,103,399	$(2,415,500)	$(82,646)	$432,492	$6,928,909
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2019:
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	2,781,466	—	—	2,781,466
Net income attributable to redeemable partnership units	—	—	—	—	(174,717)	—	—	(174,717)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	28,271	28,271
Distributions to Vornado ($1.32 per unit)	—	—	—	—	(251,803)	—	—	(251,803)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(25,066)	—	—	(25,066)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	92	6,129	—	—	—	6,129
Under Vornado's employees' share option plan	—	—	165	1,345	(8,692)	—	—	(7,347)
Under Vornado's dividend reinvestment plan	—	—	10	701	—	—	—	701
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	4,931	4,931
Distributions	—	—	—	—	—	—	(32,204)	(32,204)
Preferred unit issuance	(2)	(38)	3	38	—	—	—	—
Deferred compensation units and options	—	—	8	563	—	—	—	563
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(960)	—	(960)
Reduction in value of interest rate swaps	—	—	—	—	—	(45,544)	—	(45,544)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Adjustments to carry redeemable Class A units at redemption value	—	—	—	99,407	—	—	—	99,407
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,082	—	3,082
Deconsolidation of partially owned entity	—	—	—	—	—	—	(11,441)	(11,441)
Other	(1)	—	—	(1)	1	3	(3)	—
Balance as of June 30, 2019	36,797	$891,256	190,813	$7,853,359	$(1,845,995)	$(38,066)	$635,590	$7,496,144
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(321,855)	$2,809,737
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net loss (income) of partially owned entities	272,770	(30,193)
Net unrealized loss on real estate fund investments	211,196	16,162
Depreciation and amortization (including amortization of deferred financing costs)	193,920	240,866
Net gains on disposition of wholly owned and partially owned assets	(124,284)	(332,007)
Distributions of income from partially owned entities	79,436	31,820
Non-cash (gain on extinguishment of 608 Fifth Avenue lease liability) impairment loss on 608 Fifth Avenue right-of-use asset	(70,260)	75,220
Write-off of lease receivables deemed uncollectible	38,631	15,382
Stock-based compensation expense	33,468	42,174
Straight-lining of rents	15,856	3,733
Credit losses on loans receivable	13,369	—
Amortization of below-market leases, net	(9,406)	(11,168)
Decrease (increase) in fair value of marketable securities	4,938	(1,773)
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Real estate impairment losses	—	26,140
Prepayment penalty on redemption of senior unsecured notes due 2022	—	22,058
Other non-cash adjustments	4,370	3,206
Changes in operating assets and liabilities:
Real estate fund investments	(6,000)	(4,000)
Tenant and other receivables, net	(28,864)	(12,759)
Prepaid assets	3,078	(5,702)
Other assets	(12,480)	(8,498)
Accounts payable and accrued expenses	(26,611)	(11,482)
Other liabilities	(3,557)	(4,965)
Net cash provided by operating activities	267,715	292,852

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	437,188	690,734
Development costs and construction in progress	(319,294)	(289,532)
Moynihan Train Hall expenditures	(183,007)	(205,783)
Additions to real estate	(85,252)	(120,060)
Proceeds from sales of marketable securities	28,375	167,852
Investments in partially owned entities	(3,157)	(15,588)
Distributions of capital from partially owned entities	1,090	24,880
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,255,756
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000
Proceeds from sale of real estate and related investments	—	108,512
Acquisitions of real estate and other	—	(3,260)
Net cash (used in) provided by investing activities	(124,057)	2,113,511

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Financing Activities:
Distributions to Vornado	$(624,627)	$(251,803)
Proceeds from borrowings	554,297	458,955
Moynihan Train Hall reimbursement from Empire State Development	183,007	205,783
Contributions from noncontrolling interests in consolidated subsidiaries	98,268	8,315
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(54,440)	(49,140)
Distributions to preferred unitholders	(37,593)	(25,066)
Repayments of borrowings	(11,347)	(1,943,157)
Proceeds received from exercise of Vornado stock options and other	5,267	2,046
Debt issuance costs	(143)	(13,522)
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)
Redemption of preferred units	—	(893)
Net cash provided by (used in) financing activities	112,552	(2,046,358)
Net increase in cash and cash equivalents and restricted cash	256,210	360,005
Cash and cash equivalents and restricted cash at beginning of period	1,607,131	716,905
Cash and cash equivalents and restricted cash at end of period	$1,863,341	$1,076,910

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,515,012	$570,916
Restricted cash at beginning of period	92,119	145,989
Cash and cash equivalents and restricted cash at beginning of period	$1,607,131	$716,905

Cash and cash equivalents at end of period	$1,768,459	$922,604
Restricted cash at end of period	94,882	154,306
Cash and cash equivalents and restricted cash at end of period	$1,863,341	$1,076,910

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $21,255 and $39,643	$107,069	$165,022
Cash payments for income taxes	$9,276	$28,697

Non-Cash Investing and Financing Activities:
Adjustments to carry redeemable Class A units at redemption value	$248,879	$99,407
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	240,707	647,683
Accrued capital expenditures included in accounts payable and accrued expenses	89,036	68,900
Write-off of fully depreciated assets	(66,931)	(93,390)
Lease liabilities arising from the recognition of right-of-use assets	—	526,866
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	54,962
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	—	2,327,750
Common equity	—	1,449,495
Marketable securities transferred in connection with the defeasance of mortgage payable	—	(407,126)
Defeasance of mortgage payable	—	390,000
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of June 30, 2020. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.

2.	COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York, New Jersey, Illinois and California implemented stay-at-home orders for all "non-essential" business and activity in an aggressive effort to curb the spread of the virus. In May 2020, certain states implemented phased re-opening plans for businesses and activities that were previously ordered to close, with limitations on occupancy and certain other restrictions. It is uncertain as to how long these restrictions will continue or if additional restrictions or closures will be imposed. As a result of the COVID-19 pandemic, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are concentrated in New York City, and in Chicago and San Francisco, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:

•
With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020.

•	While our buildings remain open, many of our office tenants are working remotely.

•	We have temporarily closed the Hotel Pennsylvania.

•	We have cancelled trade shows at theMART for the remainder of 2020.

•
Because certain of our development projects were deemed "non-essential," they were temporarily paused in March 2020 due to New York State executive orders and resumed once New York City entered phase one of its state mandated reopening plan on June 8, 2020.

•
As of April 30, 2020, we placed 1,803 employees on temporary furlough, which included 1,293 employees of Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees. As of July 31, 2020, 542 employees have been taken off furlough and returned to work, which included 503 employees of BMS and 39 corporate staff employees.

•	Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.

•	Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo his or her $75,000 annual cash retainer for the remainder of 2020.
While we believe our tenants are required to pay rent under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants. We have made a policy election in accordance with the Financial Accounting Standards Board (“FASB”) Staff Q&A which provides relief in accounting for leases during the COVID-19 pandemic, allowing us to continue recognizing rental revenue on a straight-line basis for rent deferrals, with no impact to revenue recognition, and to recognize rent abatements as a reduction to rental revenue in the period granted. See Note 4 - Recently Issued Accounting Literature for additional information.
For the quarter ended June 30, 2020, we collected 88% (94% including rent deferrals) of rent due from our tenants, comprised of 93% (98% including rent deferrals) from our office tenants and 72% (78% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months.
Based on our assessment of the probability of rent collection of our lease receivables, we have written off $36,297,000 of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and the New York & Company, Inc. lease at 330 West 34th Street, both tenants have filed for Chapter 11 bankruptcy, and $8,822,000 of tenant receivables deemed uncollectible, resulting in a reduction of lease revenues and our share of income from partially owned entities for the three and six months ended June 30, 2020. Prospectively, revenue recognition for these tenants will be based on actual amounts received. See Note 5 - Revenue Recognition and Note 8 - Investment in Partially Owned Entities for additional information.

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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

4.	Recently Issued Accounting Literature
In June 2016, the FASB issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments establishing Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses ("ASC 326"), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. In May 2019, the FASB issued ASU 2019-05 Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that were previously recorded at amortized cost and are within the scope of ASC Subtopic 326-20 if the instruments are eligible for the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"). We elected to apply the fair value option on an instrument-by-instrument basis to our loans receivable. We adopted this standard effective January 1, 2020 and recorded a $16,064,000 cumulative-effect adjustment to beginning accumulated deficit to recognize credit losses on loans receivable recorded on our consolidated balance sheets. For the three and six months ended June 30, 2020, we recorded $6,108,000 and $13,369,000, respectively, of credit losses on our loans receivable which is included in "interest and other investment (loss) income, net" on our consolidated statements of income.
In March 2020, the FASB issued an update (“ASU 2020-04”) establishing ASC Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases ("ASC 842"). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract. During the three months ended June 30, 2020, in limited circumstances, we granted rent deferrals and rent abatements for certain of our tenants. We have made a policy election in accordance with the Staff Q&A for our portfolio allowing us to not account for the concessions as lease modifications. Accordingly, rent abatements are recognized as reductions to “rental revenues” during the period in which they were granted. Rent deferrals result in an increase to "tenant and other receivables" during the deferral period with no impact on rental revenue recognition. For any concessions that do not meet the guidance contained in the Q&A, the modification guidance in accordance with ASC 842 will be applied. See Note 2 - COVID-19 Pandemic for further details.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

5.	Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and six months ended June 30, 2020 and 2019 is set forth in Note 22 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
	Total	New York	Other		Total	New York	Other
Property rentals(1)	$308,316	$241,308	$67,008		$372,160	$300,925	$71,235
Hotel Pennsylvania(2)	—	—	—		25,525	25,525	—
Trade shows(3)	—	—	—		11,547	—	11,547
Lease revenues(4)	308,316	241,308	67,008		409,232	326,450	82,782
Tenant services	6,878	4,341	2,537		12,067	9,337	2,730
Rental revenues	315,194	245,649	69,545		421,299	335,787	85,512
BMS cleaning fees	21,115	22,405	(1,290)	(5)	32,570	34,944	(2,374)	(5)
Management and leasing fees	1,837	1,701	136		4,500	4,472	28
Other income	4,880	873	4,007		4,734	1,178	3,556
Fee and other income	27,832	24,979	2,853		41,804	40,594	1,210
Total revenues	$343,026	$270,628	$72,398		$463,103	$376,381	$86,722
____________________
See notes below.

(Amounts in thousands)	For the Six Months Ended June 30, 2020				For the Six Months Ended June 30, 2019
	Total	New York	Other		Total	New York	Other
Property rentals(1)	$679,490	$539,920	$139,570		$829,901	$686,728	$143,173
Hotel Pennsylvania(2)	8,741	8,741	—		38,134	38,134	—
Trade shows(3)	11,303	—	11,303		28,503	—	28,503
Lease revenues(4)	699,534	548,661	150,873		896,538	724,862	171,676
Tenant services	16,934	11,721	5,213		24,638	18,562	6,076
Rental revenues	716,468	560,382	156,086		921,176	743,424	177,752
BMS cleaning fees	53,581	56,834	(3,253)	(5)	62,355	66,701	(4,346)	(5)
Management and leasing fees	4,704	4,575	129		6,737	6,723	14
Other income	12,805	4,452	8,353		7,503	2,818	4,685
Fee and other income	71,090	65,861	5,229		76,595	76,242	353
Total revenues	$787,558	$626,243	$161,315		$997,771	$819,666	$178,105
____________________

(1)
Reduced by $37,587 and $14,492 for the three months ended June 30, 2020 and 2019, respectively, and $38,631 and $15,382 for the six months ended June 30, 2020 and 2019, respectively, for the write-off of lease receivables deemed uncollectible (primarily write-offs of receivables arising from the straight-lining of rents).

(2)	Temporarily closed since April 1, 2020 as a result of the pandemic.

(3)	Cancelled trade shows at theMART from late March 2020 through the remainder of the year as a result of the pandemic.

(4)	The components of lease revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease revenues	$312,285	$377,524	$649,331	$807,611
Variable lease revenues	(3,969)	31,708	50,203	88,927
Lease revenues	$308,316	$409,232	$699,534	$896,538

(5)	Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

6.	Real Estate Fund Investments
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
On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (3.90% as of June 30, 2020), was scheduled to mature on July 9, 2020. We are in negotiations with the lenders and there can be no assurance as to the timing and ultimate resolution of these negotiations.
As of June 30, 2020, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $17,453,000, or $324,111,000 below cost, and had remaining unfunded commitments of $29,194,000, of which our share was $9,266,000. At December 31, 2019, we had four real estate fund investments with an aggregate fair value of $222,649,000.
Below is a summary of loss from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net investment (loss) income	$(366)	$459	$(309)	$192
Net unrealized loss on held investments	(27,676)	(16,262)	(211,196)	(16,162)
Loss from real estate fund investments	(28,042)	(15,803)	(211,505)	(15,970)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	21,953	(4,955)	149,258	(7,692)
Loss from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(6,089)	$(20,758)	$(62,247)	$(23,662)

7.    Marketable Securities
Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. We recorded a $4,938,000 loss (mark-to-market decrease) for the six months ended June 30, 2020.
The table below summarizes the changes of our investment in PREIT.

(Amounts in thousands)	For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	$33,313
Sale of marketable securities on January 23, 2020	(28,375)
Decrease in fair value of marketable securities(1)	(4,938)
Balance as of June 30, 2020	$—
____________________

(1)	Included in “interest and other investment (loss) income, net” on our consolidated statements of income (see Note 18 - Interest and Other Investment (Loss) Income, Net).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.	Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of June 30, 2020, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
We also own $1.828 billion of preferred equity interests in certain of the properties. All of the preferred equity has an annual coupon of 4.25% for the first five years, increasing to 4.75% for the next five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
Fifth Avenue and Times Square JV was formed in April 2019, when we contributed our interests in the Properties to the joint venture and transferred a 48.5% common interest in the joint venture to the Investors (the “Transaction”). The Transaction valued the Properties at $5.556 billion, resulting in a $2.571 billion net gain, before noncontrolling interests of $11,945,000, including a gain related to the step up in our basis of the retained portion of the assets to fair value. Subsequent to the Transaction, Manhattan street retail suffered negative market conditions and was further stressed by the COVID-19 pandemic. This has resulted in a decrease in cash flows. As of June 30, 2020, we estimated that the fair value of our investment in Fifth Avenue and Times Square JV was approximately $2,955,957,000 or $306,326,000 less than the carrying amount. In determining the fair value of our investment, we considered, among other inputs, a discounted cash flow analysis based upon market conditions and expectations of growth. As of June 30, 2020, we have concluded that the decline in the value of our investment was “other-than-temporary.” This conclusion was based on, among other factors, the significant challenges facing the retail sector and our inability to forecast a recovery in the near-term. Accordingly, we recognized a non-cash impairment loss of $306,326,000, before noncontrolling interests of $467,000, during the second quarter of 2020. The impairment loss is included in “(loss) income from partially owned entities” on our consolidated statements of income for the three and six months ended June 30, 2020.
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements. During the three and six months ended June 30, 2020, we recognized $629,000 and $1,661,000, respectively, of property management fee income which is included in "fee and other income" on our consolidated statements of income. During the three and six months ended June 30, 2019, we recognized $830,000 of property management fee income.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. During the three and six months ended June 30, 2020, we recognized $748,000 and $1,773,000, respectively, of income for these services which is included in "fee and other income" on our consolidated statements of income. During the three and six months ended June 30, 2019, we recognized $791,000 of income for these services.
Below is a summary of the latest available financial information for Fifth Avenue and Times Square JV.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Income statement:
Revenues	$66,311	$72,888	$146,786	$72,888
Net income	112	21,466	10,090	21,466
Net (loss) income attributable to Fifth Avenue and Times Square JV (after allocation to our preferred equity interests)	(19,333)	4,079	(28,404)	4,079

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.    Investments in Partially Owned Entities - continued
Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of June 30, 2020, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of June 30, 2020, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s June 30, 2020 closing share price of $240.90, was $398,465,000, or $308,966,000 in excess of the carrying amount on our consolidated balance sheet. As of June 30, 2020, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $38,552,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2020	Balance as of
		June 30, 2020	December 31, 2019
Investments:
Fifth Avenue and Times Square JV	51.5%	$2,955,957	$3,291,231
Partially owned office buildings/land(1)	Various	460,767	464,109
Alexander’s	32.4%	89,499	98,543
Other investments(2)	Various	142,428	145,282
		$3,648,651	$3,999,165

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(52,549)	$(54,004)
85 Tenth Avenue	49.9%	(9,188)	(6,186)
		$(61,737)	$(60,190)
____________________

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.

(2)	Includes interests in Independence Plaza, Rosslyn Plaza and others.

(3)	Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

8.    Investments in Partially Owned Entities - continued
Below is a schedule of (loss) income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2020	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
Our share of net (loss) income:
Fifth Avenue and Times Square JV (see page 28 for details)(1):
Non-cash impairment loss		$(306,326)	$—	$(306,326)	$—
Return on preferred equity, net of our share of the expense		9,330	8,586	18,496	8,586
Equity in net income(2)	51.5%	441	11,217	5,937	11,217
		(296,555)	19,803	(281,893)	19,803
Alexander's (see page 29 for details):
Equity in net income	32.4%	3,929	3,597	5,345	9,314
Management, leasing and development fees		1,222	1,122	2,482	2,179
		5,151	4,719	7,827	11,493

Partially owned office buildings(3)	Various	810	(1,451)	2,132	(1,345)

Other investments(4)	Various	(1,279)	(198)	(836)	242

		$(291,873)	$22,873	$(272,770)	$30,193
____________________

(1)	Entered into on April 18, 2019.

(2)
The decrease in our share of net income for the three and six months ended June 30, 2020 compared to June 30, 2019 was primarily due to (i) $4,737 of write-offs of lease receivables deemed uncollectible during the second quarter of 2020 and (ii) a $4,360 reduction in income related to a Forever 21 lease modification at 1540 Broadway.

(3)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.

(4)
Includes interests in Independence Plaza, Rosslyn Plaza, Urban Edge Properties (sold on March 4, 2019), PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and others.

9.	220 Central Park South ("220 CPS")
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.450 billion, of which $1.419 billion has been expended as of June 30, 2020.
During the three months ended June 30, 2020, we closed on the sale of four condominium units at 220 CPS for net proceeds aggregating $156,972,000 resulting in a financial statement net gain of $55,695,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $6,690,000 of income tax expense was recognized on our consolidated statements of income. During the six months ended June 30, 2020, we closed on the sale of 11 condominium units at 220 CPS for net proceeds aggregating $348,188,000 resulting in a financial statement net gain of $124,284,000. In connection with these sales, $15,368,000 of income tax expense was recognized in our consolidated statements of income. From inception to June 30, 2020, we closed on the sale of 76 units for aggregate net proceeds of $2,168,320,000 resulting in financial statement net gains of $809,901,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

10.	Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	June 30, 2020	December 31, 2019
Identified intangible assets:
Gross amount	$125,149	$129,552
Accumulated amortization	(97,489)	(98,587)
Total, net	$27,660	$30,965
Identified intangible liabilities (included in deferred revenue):
Gross amount	$293,008	$316,119
Accumulated amortization	(249,106)	(262,580)
Total, net	$43,902	$53,539

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $5,200,000 and $4,643,000 for the three months ended June 30, 2020 and 2019, respectively, and $9,406,000 and $11,168,000 for the six months ended June 30, 2020 and 2019, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$10,780
2022	9,429
2023	6,900
2024	3,155
2025	1,602

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,354,000 and $1,935,000 for the three months ended June 30, 2020 and 2019, respectively, and $3,081,000 and $5,480,000 for the six months ended June 30, 2020 and 2019, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$4,377
2022	3,893
2023	3,807
2024	3,193
2025	2,277

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

11.	Debt
On February 28, 2020, we increased our unsecured term loan balance to $800,000,000 (from $750,000,000) by exercising an accordion feature. Pursuant to an existing swap agreement, $750,000,000 of the loan bears interest at a fixed rate of 3.87% through October 2023, and the balance of $50,000,000 floats at a rate of LIBOR plus 1.00% (1.18% as of June 30, 2020). The entire $800,000,000 will float thereafter for the duration of the loan through February 2024.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at June 30, 2020	Balance as of
		June 30, 2020	December 31, 2019
Mortgages Payable:
Fixed rate	3.52%	$4,589,860	$4,601,516
Variable rate	1.76%	1,072,797	1,068,500
Total	3.19%	5,662,657	5,670,016
Deferred financing costs, net and other		(24,305)	(30,119)
Total, net		$5,638,352	$5,639,897
Unsecured Debt:
Senior unsecured notes	3.50%	$450,000	$450,000
Deferred financing costs, net and other		(3,721)	(4,128)
Senior unsecured notes, net		446,279	445,872

Unsecured term loan	3.70%	800,000	750,000
Deferred financing costs, net and other		(3,764)	(4,160)
Unsecured term loan, net		796,236	745,840

Unsecured revolving credit facilities	1.09%	1,075,000	575,000

Total, net		$2,317,515	$1,766,712

12.	Redeemable Noncontrolling Interests
Redeemable Noncontrolling Partnership Units
Redeemable noncontrolling partnership units are primarily comprised of Class A Operating Partnership units held by third parties and are recorded at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership.
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$623,799	$867,085	$888,915	$783,562
Net (loss) income	(14,364)	162,515	(13,974)	174,717
Other comprehensive income (loss)	5	(1,806)	(2,978)	(3,082)
Distributions	(9,100)	(8,448)	(17,998)	(16,936)
Redemption of Class A units for Vornado common shares, at redemption value	(824)	(2,948)	(2,464)	(6,129)
Adjustments to carry redeemable Class A units at redemption value	18,291	(165,225)	(248,879)	(99,407)
Other, net	6,997	10,889	22,182	29,337
Ending balance	$624,804	$862,062	$624,804	$862,062

As of June 30, 2020 and December 31, 2019, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $620,269,000 and $884,380,000, respectively.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,058,000 and $50,561,000 as of June 30, 2020 and December 31, 2019, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

12.	Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
The consolidated joint venture in which we own a 95% interest (the remaining 5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail (the "Project"). During the second quarter of 2020, a historic tax credit investor ("Tax Credit Investor") funded $92,400,000 of capital contributions. The Tax Credit Investor is projected to have $142,000,000 of net capital contributed after making an estimated $185,000,000 in total contributions and receiving an estimated $43,000,000 in distributions from the joint venture, which includes amounts paid upon the potential exercise of their put option, as discussed below.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheet as of June 30, 2020. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and six months ended June 30, 2020.
Below is a table summarizing the activity of redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three and Six Months Ended June 30, 2020
Beginning balance	$—
Contributions	92,400
Net income	136
Other, net	1,576
Ending balance	$94,112

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Shareholders' Equity/Partners' Capital
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

(Per share/unit)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.66	$0.66	$1.32	$1.32
Convertible Preferred(1):
6.5% Series A: authorized 13,694 and 83,977 shares/units(2)	0.8125	0.8125	1.6250	1.6250
Cumulative Redeemable Preferred(1):
5.70% Series K: authorized 12,000,000 shares/units(3)	0.3563	0.3563	0.7126	0.7126
5.40% Series L: authorized 13,800,000 shares/units(3)	0.3375	0.3375	0.6750	0.6750
5.25% Series M: authorized 13,800,000 shares/units(3)	0.3281	0.3281	0.6562	0.6562
____________________

(1)	Dividends on preferred shares and distributions on preferred units are cumulative and are payable quarterly in arrears.

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

13.	Shareholders' Equity/Partners' Capital - continued
Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component.

(Amounts in thousands)	Total	Accumulated other comprehensive income (loss) of nonconsolidated subsidiaries	Interest rate swaps	Other
For the three months ended June 30, 2020:
Balance as of March 31, 2020	$(82,719)	$12	$(81,603)	$(1,128)
Other comprehensive income (loss)	73	—	78	(5)
Balance as of June 30, 2020	$(82,646)	$12	$(81,525)	$(1,133)

For the three months ended June 30, 2019:
Balance as of March 31, 2019	$(11,385)	$(43)	$(5,270)	$(6,072)
Other comprehensive (loss) income	(26,681)	25	(28,515)	1,809
Balance as of June 30, 2019	$(38,066)	$(18)	$(33,785)	$(4,263)

For the six months ended June 30, 2020:
Balance as of December 31, 2019	$(40,233)	$4	$(36,126)	$(4,111)
Other comprehensive (loss) income	(42,413)	8	(45,399)	2,978
Balance as of June 30, 2020	$(82,646)	$12	$(81,525)	$(1,133)

For the six months ended June 30, 2019:
Balance as of December 31, 2018	$7,664	$3,253	$11,759	$(7,348)
Other comprehensive (loss) income	(43,419)	(960)	(45,544)	3,085
Amount reclassified from accumulated other comprehensive loss	(2,311)	(2,311)	—	—
Balance as of June 30, 2019	$(38,066)	$(18)	$(33,785)	$(4,263)

14.	Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of June 30, 2020 and December 31, 2019, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 8 – Investments in Partially Owned Entities). As of June 30, 2020 and December 31, 2019, the net carrying amount of our investments in these entities was $217,103,000 and $217,451,000, respectively and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of June 30, 2020, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $5,089,516,000 and $2,811,319,000, respectively. As of December 31, 2019, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,923,656,000 and $2,646,623,000, respectively.

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

(Amounts in thousands)	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$17,453	$—	$—	$17,453
Deferred compensation plan assets ($12,444 included in restricted cash and $81,637 in other assets)	94,081	57,909	—	36,172
Loans receivable ($41,340 included in investments in partially owned entities and $5,335 in other assets)	46,675	—	—	46,675
Interest rate swaps (included in other assets)	67	—	67	—
Total assets	$158,276	$57,909	$67	$100,300

Mandatorily redeemable instruments (included in other liabilities)	$50,058	$50,058	$—	$—
Interest rate swaps (included in other liabilities)	81,502	—	81,502	—
Total liabilities	$131,560	$50,058	$81,502	$—

(Amounts in thousands)	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Marketable securities	$33,313	$33,313	$—	$—
Real estate fund investments	222,649	—	—	222,649
Deferred compensation plan assets ($11,819 included in restricted cash and $91,954 in other assets)	103,773	71,338	—	32,435
Interest rate swaps (included in other assets)	4,327	—	4,327	—
Total assets	$364,062	$104,651	$4,327	$255,084

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	40,354	—	40,354	—
Total liabilities	$90,915	$50,561	$40,354	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments
As of June 30, 2020, we had four real estate fund investments with an aggregate fair value of $17,453,000, or $324,111,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Discount rates	6.8% to 15.0%	8.2% to 12.0%	13.4%	9.3%
Terminal capitalization rates	5.5% to 9.3%	4.6% to 8.2%	7.3%	5.3%

The inputs above are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Changes in discount rates and terminal capitalization rates result in increases or decreases in the fair values of these investments. The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows. Therefore, a change in the fair value of these investments resulting from a change in the terminal capitalization rate may be partially offset by a change in the discount rate. It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values.
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$45,129	$322,858	$222,649	$318,758
Purchases/additional fundings	—	—	6,000	4,000
Net unrealized loss on held investments	(27,676)	(16,262)	(211,196)	(16,162)
Ending balance	$17,453	$306,596	$17,453	$306,596

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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$30,568	$37,562	$32,435	$37,808
Purchases	5,656	1,969	6,949	2,877
Sales	(357)	(18,041)	(2,832)	(20,155)
Realized and unrealized gains (losses)	38	215	(1,191)	738
Other, net	267	286	811	723
Ending balance	$36,172	$21,991	$36,172	$21,991

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.	Fair Value Measurements - continued
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

	June 30, 2020
	Range	Weighted Average (based on fair value of investments)
Unobservable Quantitative Input
Discount rates	6.0% to 6.5%	6.1%
Terminal capitalization rates	5.0%	5.0%

The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Beginning balance	$51,990	$59,251
Credit losses	(6,108)	(13,369)
Interest accrual	793	793
Ending balance	$46,675	$46,675

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
The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of June 30, 2020 and December 31, 2019.

(Amounts in thousands)	As of June 30, 2020
				Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Other	$67	$175,000

Included in other liabilities:
Unsecured term loan	$68,709	$750,000	(1)	L+100	1.18%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	9,592	100,000		L+180	1.99%	4.14%	1/25
888 Seventh Avenue mortgage loan	2,355	375,000		L+170	1.88%	3.25%	12/20
770 Broadway mortgage loan	846	700,000		L+175	1.93%	2.56%	9/20
	$81,502	$1,925,000
____________________

(1)	Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

15.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Derivatives and Hedging - continued

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

Fair Value Measurements on a Nonrecurring Basis
As of June 30, 2020, assets measured at fair value on a nonrecurring basis (for impairment purposes) on our consolidated balance sheet consist of our investment in Fifth Avenue and Times Square JV. There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of December 31, 2019.
Our estimate of the fair value of our investment in Fifth Avenue and Times Square JV was measured using a discounted cash flow analysis based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including a capitalization rate of 4.5% and discount rate of 6.0%, resulting in a write-down during the three months ended June 30, 2020 of $306,326,000 before noncontrolling interests of $467,000 (see Note 8 - Investments in Partially Owned Entities).

(Amounts in thousands)	As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Investment in Fifth Avenue and Times Square JV	$2,955,957	$—	$—	$2,955,957

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

(Amounts in thousands)	As of June 30, 2020			As of December 31, 2019
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,494,756		$1,495,000	$1,276,815		$1,277,000
Debt:
Mortgages payable	$5,662,657		$5,656,000	$5,670,016		$5,714,000
Senior unsecured notes	450,000		450,000	450,000		468,000
Unsecured term loan	800,000		800,000	750,000		750,000
Unsecured revolving credit facilities	1,075,000		1,075,000	575,000		575,000
Total	$7,987,657	(1)	$7,981,000	$7,445,016	(1)	$7,507,000

____________________

(1)	Excludes $31,790 and $38,407 of deferred financing costs, net and other as of June 30, 2020 and December 31, 2019, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

16.	Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $7,703,000 and $10,520,000 for the three months ended June 30, 2020 and 2019, respectively, and $33,468,000 and $42,174,000 for the six months ended June 30, 2020 and 2019, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

17.	Lease Liability Extinguishment Gain (Transaction Related Costs and Impairment Losses)
The following table sets forth the details of lease liability extinguishment gain (transaction related costs and impairment losses):

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
608 Fifth Avenue non-cash lease liability extinguishment gain (impairment loss) (see below for details)	$70,260	$(93,860)	$70,260	$(93,860)
Transaction related costs	(1,039)	(230)	(1,110)	(379)
Other non-cash impairment losses	—	(7,500)	—	(7,500)
	$69,221	$(101,590)	$69,150	$(101,739)

608 Fifth Avenue
During the second quarter of 2019, Arcadia Group US Ltd ("Arcadia Group"), the operator of Topshop, our retail tenant at 608 Fifth Avenue, filed for Chapter 15 bankruptcy protection in the United States. On June 28, 2019, Arcadia Group closed all of its stores in the United States. 608 Fifth Avenue was subject to a land and building lease which was set to expire in 2033. During the second quarter of 2019, we concluded that the carrying amount of the property was not recoverable and recognized a $93,860,000 non-cash impairment loss on our consolidated statements of income, of which $75,220,000 resulted from the impairment of our right-of-use asset.
On May 20, 2020, we entered into an agreement with the land and building lessor at 608 Fifth Avenue to surrender the property. Per the terms of the agreement, we were released from our obligations under the lease and assigned all of our right, title and interest in the tenant leases of 608 Fifth Avenue to the land and building lessor. In connection therewith, we removed the lease liability from our consolidated balance sheets which resulted in a $70,260,000 gain recorded on our consolidated statements of income during the second quarter of 2020.

18.	Interest and Other Investment (Loss) Income, Net
The following table sets forth the details of interest and other investment (loss) income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Increase (decrease) in fair value of marketable securities:
PREIT(1)	$—	$1,313	$(4,938)	$(14,336)
Lexington Realty Trust(2)	—	—	—	16,068
Other	—	(1)	—	41
	—	1,312	(4,938)	1,773
Credit losses on loans receivable(3)	(6,108)	—	(13,369)	—
Interest on cash and cash equivalents and restricted cash	1,498	2,626	5,464	4,693
Interest on loans receivable	810	1,635	2,236	3,241
Dividends on marketable securities	—	1,313	—	1,313
Other, net	907	954	1,810	1,865
	$(2,893)	$7,840	$(8,797)	$12,885
____________________

(1)	Sold on January 23, 2020 (see page 27 for details).

(2)	Sold on March 1, 2019.

(3)	See Note 4 - Recently Issued Accounting Literature and Note 15 - Fair Value Measurements for details.

19.	Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense(1)	$63,545	$76,605	$130,180	$194,252
Capitalized interest and debt expense	(9,446)	(19,812)	(21,501)	(43,137)
Amortization of deferred financing costs	4,306	6,236	8,568	14,377
	$58,405	$63,029	$117,247	$165,492

____________________

(1)	The six months ended June 30, 2019 includes $22,540 of debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured notes which were scheduled to mature in January 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	(Loss) Income Per Share/(Loss) Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic (loss) income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted (loss) income per common share which includes the weighted average common shares and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Other potential dilutive share equivalents such as our employee stock options, restricted Operating Partnership units ("OP Units"), out-performance plan awards ("OPPs"), appreciation-only long term incentive plan units ("AO LTIP Units") and Performance Conditioned AO LTIP Units are included in the computation of diluted Earnings Per Share ("EPS") using the treasury stock method, while the dilutive effect of our Series A convertible preferred shares is reflected in diluted EPS by application of the if-converted method.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations, net of (loss) income attributable to noncontrolling interests	$(185,220)	$2,412,671	$(167,726)	$2,606,821
Income (loss) from discontinued operations	—	56	—	(72)
Net (loss) income attributable to Vornado	(185,220)	2,412,727	(167,726)	2,606,749
Preferred share dividends	(12,530)	(12,532)	(25,061)	(25,066)
Net (loss) income attributable to common shareholders	(197,750)	2,400,195	(192,787)	2,581,683
Earnings allocated to unvested participating securities	(18)	(239)	(69)	(258)
Numerator for basic (loss) income per share	(197,768)	2,399,956	(192,856)	2,581,425
Impact of assumed conversions:
Convertible preferred share dividends	—	14	—	29
Earnings allocated to Out-Performance Plan units	—	—	—	9
Numerator for diluted (loss) income per share	$(197,768)	$2,399,970	$(192,856)	$2,581,463

Denominator:
Denominator for basic (loss) income per share – weighted average shares	191,104	190,781	191,071	190,735
Effect of dilutive securities(1):
Employee stock options and restricted stock awards	—	243	—	256
Convertible preferred shares	—	34	—	35
Out-Performance Plan units	—	—	—	4
Denominator for diluted (loss) income per share – weighted average shares and assumed conversions	191,104	191,058	191,071	191,030

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(1.03)	$12.58	$(1.01)	$13.53

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(1.03)	$12.56	$(1.01)	$13.51
____________________

(1)
The effect of dilutive securities excluded an aggregate of 14,242 and 12,609 weighted average common shares for the three months ended June 30, 2020 and 2019, respectively, and 13,992 and 12,521 weighted average common share equivalents for the six months ended June 30, 2020 and 2019, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

20.	(Loss) Income Per Share/(Loss) Income Per Class A Unit - continued
Vornado Realty L.P.
The following table presents the calculations of (i) basic (loss) income per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted (loss) income per Class A unit which includes the weighted average Class A unit and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include Vornado restricted stock awards, OP Units and OPPs, based on the two-class method. Other potential dilutive unit equivalents such as Vornado stock options, AO LTIP Units and Performance Conditioned AO LTIP Units are included in the computation of diluted income per unit ("EPU") using the treasury stock method, while the dilutive effect of our Series A convertible preferred units is reflected in diluted EPU by application of the if-converted method.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations, net of (loss) income attributable to noncontrolling interests in consolidated subsidiaries	$(199,584)	$2,575,182	$(181,700)	$2,781,543
Income (loss) from discontinued operations	—	60	—	(77)
Net (loss) income attributable to Vornado Realty L.P.	(199,584)	2,575,242	(181,700)	2,781,466
Preferred unit distributions	(12,571)	(12,573)	(25,143)	(25,148)
Net (loss) income attributable to Class A unitholders	(212,155)	2,562,669	(206,843)	2,756,318
Earnings allocated to unvested participating securities	(1,439)	(10,162)	(6,357)	(10,860)
Numerator for basic (loss) income per Class A unit	(213,594)	2,552,507	(213,200)	2,745,458
Impact of assumed conversions:
Convertible preferred unit distributions	—	14	—	29
Numerator for diluted (loss) income per Class A unit	$(213,594)	$2,552,521	$(213,200)	$2,745,487

Denominator:
Denominator for basic (loss) income per Class A unit – weighted average units	203,512	202,924	203,441	202,848
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units, AO LTIP Units and OPPs	—	522	—	508
Convertible preferred units	—	34	—	35
Denominator for diluted (loss) income per Class A unit – weighted average units and assumed conversions	203,512	203,480	203,441	203,391

(LOSS) INCOME PER CLASS A UNIT - BASIC:
Net (loss) income per Class A unit	$(1.05)	$12.58	$(1.05)	$13.53

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(1.05)	$12.54	$(1.05)	$13.50
____________________

(1)
The effect of dilutive securities excluded an aggregate of 1,834 and 187 Class A unit equivalents for the three months ended June 30, 2020 and 2019, respectively, and 1,622 and 160 Class A unit equivalents for the six months ended June 30, 2020 and 2019, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Commitments and Contingencies
Insurance
For our properties except Farley Office and Retail, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $235,000,000 includes communicable disease coverage, and all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
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
For Farley Office and Retail, we maintain general liability insurance with limits of $100,000,000 per occurrence, and builder’s risk insurance including coverage for existing property and development activities of $2.8 billion per occurrence and in the aggregate. We maintain coverage for certified and non-certified terrorism acts with limits of $1.0 billion per occurrence and in the aggregate.
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
Farley Office and Retail
The consolidated joint venture in which we own a 95% ownership interest was designated by Empire State Development ("ESD") to develop Farley Office and Retail. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
In connection with the development of the property, the joint venture took in a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2020, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

21.	Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guarantee.
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right-to-use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we did not pay the monthly rents due under the non-recourse lease. As of June 30, 2020, we have a $46,350,000 lease liability and a $34,647,000 right-of-use asset recorded for this lease.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for Farley Office and Retail. As of June 30, 2020, the aggregate dollar amount of these guarantees and master leases is approximately $1,537,000,000.
As of June 30, 2020, $17,002,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the June 30, 2020 fair value of the Fund assets, at liquidation we would be required to make a $32,000,000 payment to the limited partners representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of June 30, 2020, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $11,000,000.
As of June 30, 2020, we have construction commitments aggregating approximately $556,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.	Segment Information
We operate in two reportable segments, New York and Other, which is based on how we manage our business.
Net operating income ("NOI") at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. NOI at share - cash basis includes rent that has been deferred as a result of the COVID-19 pandemic. Rent deferrals generally require repayment in monthly installments over a period of time not to exceed twelve months.
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three and six months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(217,352)	$2,596,693	$(321,855)	$2,809,737
Depreciation and amortization expense	92,805	113,035	185,598	229,744
General and administrative expense	35,014	38,872	87,848	96,892
(Lease liability extinguishment gain) transaction related costs and impairment losses	(69,221)	101,590	(69,150)	101,739
Loss (income) from partially owned entities	291,873	(22,873)	272,770	(30,193)
Loss from real estate fund investments	28,042	15,803	211,505	15,970
Interest and other investment loss (income), net	2,893	(7,840)	8,797	(12,885)
Interest and debt expense	58,405	63,029	117,247	165,492
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)	—	(2,571,099)
Net gains on disposition of wholly owned and partially owned assets	(55,695)	(111,713)	(124,284)	(332,007)
Income tax expense	1,837	26,914	14,650	56,657
(Income) loss from discontinued operations	—	(60)	—	77
NOI from partially owned entities	69,487	82,974	151,368	150,376
NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(16,416)	(30,941)	(33,819)
NOI at share	222,640	308,909	503,553	646,681
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	34,190	9,748	37,266	4,567
NOI at share - cash basis	$256,830	$318,657	$540,819	$651,248

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)

22.	Segment Information - continued
Below is a summary of NOI at share, NOI at share - cash basis by segment for the three and six months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$343,026	$270,628	$72,398
Operating expenses	(174,425)	(140,207)	(34,218)
NOI - consolidated	168,601	130,421	38,180
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(8,504)	(6,944)
Add: NOI from partially owned entities	69,487	67,051	2,436
NOI at share	222,640	188,968	33,672
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	34,190	32,943	1,247
NOI at share - cash basis	$256,830	$221,911	$34,919

(Amounts in thousands)	For the Three Months Ended June 30, 2019
	Total	New York	Other
Total revenues	$463,103	$376,381	$86,722
Operating expenses	(220,752)	(187,819)	(32,933)
NOI - consolidated	242,351	188,562	53,789
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(10,030)	(6,386)
Add: NOI from partially owned entities	82,974	79,170	3,804
NOI at share	308,909	257,702	51,207
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	9,748	8,437	1,311
NOI at share - cash basis	$318,657	$266,139	$52,518

(Amounts in thousands)	For the Six Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$787,558	$626,243	$161,315
Operating expenses	(404,432)	(323,238)	(81,194)
NOI - consolidated	383,126	303,005	80,121
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,941)	(16,937)	(14,004)
Add: NOI from partially owned entities	151,368	145,459	5,909
NOI at share	503,553	431,527	72,026
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	37,266	34,049	3,217
NOI at share - cash basis	$540,819	$465,576	$75,243

(Amounts in thousands)	For the Six Months Ended June 30, 2019
	Total	New York	Other
Total revenues	$997,771	$819,666	$178,105
Operating expenses	(467,647)	(385,914)	(81,733)
NOI - consolidated	530,124	433,752	96,372
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,819)	(21,437)	(12,382)
Add: NOI from partially owned entities	150,376	128,745	21,631
NOI at share	646,681	541,060	105,621
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	4,567	1,819	2,748
NOI at share - cash basis	$651,248	$542,879	$108,369

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of June 30, 2020, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of June 30, 2020, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

This interim financial information is the responsibility of the Partnership's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 3, 2020

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
Currently, one of the most significant factors is the ongoing adverse effect of the novel strain of coronavirus ("COVID-19") pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks set forth herein.
For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and "Item 1A. Risk Factors" in Part II of this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2020. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of June 30, 2020. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
In December 2019, COVID-19 was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York, New Jersey, Illinois and California implemented stay-at-home orders for all "non-essential" business and activity in an aggressive effort to curb the spread of the virus. In May 2020, certain states implemented phased re-opening plans for businesses and activities that were previously ordered to close, with limitations on occupancy and certain other restrictions. It is uncertain as to how long these restrictions will continue or if additional restrictions or closures will be imposed. As a result of the COVID-19 pandemic, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are concentrated in New York City, and in Chicago and San Francisco, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:

•
With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020.

•	While our buildings remain open, many of our office tenants are working remotely.

•	We have temporarily closed the Hotel Pennsylvania.

•	We have cancelled trade shows at theMART for the remainder of 2020.

•
Because certain of our development projects were deemed "non-essential," they were temporarily paused in March 2020 due to New York State executive orders and resumed once New York City entered phase one of its state mandated reopening plan on June 8, 2020.

•
As of April 30, 2020, we placed 1,803 employees on temporary furlough, which included 1,293 employees of Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees. As of July 31, 2020, 542 employees have been taken off furlough and returned to work, which included 503 employees of BMS and 39 corporate staff employees.

•	Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.

•	Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo his or her $75,000 annual cash retainer for the remainder of 2020.

Overview - continued

While we believe our tenants are required to pay rent under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants. We have made a policy election in accordance with the Financial Accounting Standards Board (“FASB”) Staff Q&A which provides relief in accounting for leases during the COVID-19 pandemic, allowing us to continue recognizing rental revenue on a straight-line basis for rent deferrals, with no impact to revenue recognition, and to recognize rent abatements as a reduction to rental revenue in the period granted.
For the quarter ended June 30, 2020, we collected 88% (94% including rent deferrals) of rent due from our tenants, comprised of 93% (98% including rent deferrals) from our office tenants and 72% (78% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months.
Based on our assessment of the probability of rent collection of our lease receivables, we have written off $36,297,000 of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and the New York & Company, Inc. lease at 330 West 34th Street, both tenants have filed for Chapter 11 bankruptcy, and $8,822,000 of tenant receivables deemed uncollectible, resulting in a reduction of lease revenues and our share of income from partially owned entities for the three and six months ended June 30, 2020. Prospectively, revenue recognition for these tenants will be based on actual amounts received.
We have not experienced any material impact to our internal control over financial reporting to date as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.
In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that have occurred and may continue to occur, the impact of the COVID-19 pandemic on our financial condition and operating results remains highly uncertain but the impact could be material. The impact on us includes lower rental income and potentially lower occupancy levels at our properties which will result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders. During the second quarter of 2020, we experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the temporary closure of Hotel Pennsylvania, the cancellation of trade shows at theMART through 2020, and lower revenues from BMS and signage. In addition, we have concluded that our investment in Fifth Avenue and Times Square JV is "other-than-temporarily" impaired and recorded a $306,326,000 non-cash impairment loss, before noncontrolling interests of $467,000, on our consolidated statements of income for the second quarter of 2020. The value of our real estate assets may continue to decline, which may result in additional non-cash impairment charges in future periods and that impact could be material.

Overview - continued

Vornado Realty Trust
Quarter Ended June 30, 2020 Financial Results Summary
Net loss attributable to common shareholders for the quarter ended June 30, 2020 was $197,750,000, or $1.03 per diluted share, compared to net income attributable to common shareholders of $2,400,195,000, or $12.56 per diluted share, for the prior year’s quarter. The quarters ended June 30, 2020 and 2019 include certain items that impact the comparability of period to period net (loss) income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders for the quarter ended June 30, 2020 by $189,151,000, or $0.99 per diluted share, and increased net income attributable to common shareholders by $2,357,643,000, or $12.34 per diluted share, for the quarter ended June 30, 2019.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2020 was $203,256,000, or $1.06 per diluted share, compared to $164,329,000, or $0.86 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2020 and 2019 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2020 by $97,506,000, or $0.51 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions by $9,446,000, or $0.05 per diluted share, for the quarter ended June 30, 2019.
Six Months Ended June 30, 2020 Financial Results Summary
Net loss attributable to common shareholders for the six months ended June 30, 2020 was $192,787,000, or $1.01 per diluted share, compared to net income attributable to common shareholders of $2,581,683,000, or $13.51 per diluted share, for the six months ended June 30, 2019. The six months ended June 30, 2020 and 2019 include certain items that impact the comparability of period to period net (loss) income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders for the six months ended June 30, 2020 by $203,491,000, or $1.07 per diluted share, and increased net income attributable to common shareholders by $2,514,217,000, or $13.16 per diluted share, for the six months ended June 30, 2019.
FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2020 was $333,616,000, or $1.75 per diluted share, compared to $412,013,000, or $2.16 per diluted share, for the six months ended June 30, 2019. FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2020 and 2019 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2020 by $90,776,000, or $0.48 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2019 by $88,223,000, or $0.46 per diluted share.

Overview - continued

The following table reconciles the difference between our net (loss) income attributable to common shareholders and our net (loss) income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Certain expense (income) items that impact net (loss) income attributable to common shareholders:
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $467 attributable to noncontrolling interests	$305,859	$—	$305,859	$—
608 Fifth Avenue non-cash (lease liability extinguishment gain) impairment loss and related write-offs	(70,260)	101,092	(70,260)	101,092
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	(49,005)	(88,921)	(108,916)	(219,875)
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	6,108	—	13,369	—
Our share of loss from real estate fund investments	6,089	20,758	62,247	23,662
Net gain on transfer to Fifth Avenue and Times Square retail JV, net of $11,945 attributable to noncontrolling interests	—	(2,559,154)	—	(2,559,154)
Real estate impairment losses	—	7,500	—	7,500
Mark-to-market (increase) decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020)	—	(1,313)	4,938	14,336
Net gain from sale of Urban Edge Properties ("UE") common shares (sold on March 4, 2019)	—	—	—	(62,395)
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	—	22,540
Mark-to-market increase in Lexington Realty Trust ("Lexington") common shares (sold on March 1, 2019)	—	—	—	(16,068)
Other	2,019	2,802	9,915	3,954
	200,810	(2,517,236)	217,152	(2,684,408)
Noncontrolling interests' share of above adjustments	(11,659)	159,593	(13,661)	170,191
Total of certain expense (income) items that impact net (loss) income attributable to common shareholders	$189,151	$(2,357,643)	$203,491	$(2,514,217)
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
608 Fifth Avenue non-cash (lease liability extinguishment gain) impairment loss and related write-offs	$(70,260)	$77,156	$(70,260)	$77,156
After-tax net gain on sale of 220 CPS condominium units	(49,005)	(88,921)	(108,916)	(219,875)
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	6,108	—	13,369	—
Our share of loss from real estate fund investments	6,089	20,758	62,247	23,662
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	—	22,540
Other	2,459	1,092	6,664	2,298
	(104,609)	10,085	(96,896)	(94,219)
Noncontrolling interests' share of above adjustments	7,103	(639)	6,120	5,996
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(97,506)	$9,446	$(90,776)	$(88,223)

Overview - continued

Vornado Realty Trust and Vornado Realty L.P.
Same Store Net Operating Income (“NOI”) At Share
The percentage (decrease) increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York	theMART(1)	555 California Street
Same store NOI at share % (decrease) increase:
Three months ended June 30, 2020 compared to June 30, 2019	(24.5)%	(23.4)%	(42.5)%	(5.0)%
Six months ended June 30, 2020 compared to June 30, 2019	(13.9)%	(12.9)%	(29.8)%	0.1%
Three months ended June 30, 2020 compared to March 31, 2020	(20.3)%	(22.0)%	(14.0)%	(4.0)%

Same store NOI at share - cash basis % decrease:
Three months ended June 30, 2020 compared to June 30, 2019	(10.8)%	(6.4)%	(44.5)%	(4.3)%
Six months ended June 30, 2020 compared to June 30, 2019	(6.3)%	(3.6)%	(30.0)%	(0.4)%
Three months ended June 30, 2020 compared to March 31, 2020	(7.8)%	(7.0)%	(20.3)%	(2.1)%
____________________

(1)
The decreases in same store NOI at share and same store NOI at share - cash basis were primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

Calculations of same store NOI at share, reconciliations of our net (loss) income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - continued

Dispositions
PREIT
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. We recorded a $4,938,000 loss (mark-to-market decrease) for the six months ended June 30, 2020.
220 CPS
During the three months ended June 30, 2020, we closed on the sale of four condominium units at 220 CPS for net proceeds aggregating $156,972,000 resulting in a financial statement net gain of $55,695,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $6,690,000 of income tax expense was recognized on our consolidated statements of income. During the six months ended June 30, 2020, we closed on the sale of 11 condominium units at 220 CPS for net proceeds aggregating $348,188,000 resulting in a financial statement net gain of $124,284,000. In connection with these sales, $15,368,000 of income tax expense was recognized in our consolidated statements of income. From inception to June 30, 2020, we closed on the sale of 76 units for aggregate net proceeds of $2,168,320,000 resulting in financial statement net gains of $809,901,000.
Financings
Unsecured Term Loan
On February 28, 2020, we increased our unsecured term loan balance to $800,000,000 (from $750,000,000) by exercising an accordion feature. Pursuant to an existing swap agreement, $750,000,000 of the loan bears interest at a fixed rate of 3.87% through October 2023, and the balance of $50,000,000 floats at a rate of LIBOR plus 1.00% (1.18% as of June 30, 2020). The entire $800,000,000 will float thereafter for the duration of the loan through February 2024.
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

(Square feet in thousands)	New York
	Office		Retail	theMART	555 California Street
Three Months Ended June 30, 2020
Total square feet leased	304		23	42	5
Our share of square feet leased:	291		23	42	3
Initial rent(1)	$70.71	(2)	$130.92	$56.03	$91.00
Weighted average lease term (years)	5.2		3.8	4.1	5.0
Second generation relet space:
Square feet	82		22	40	3
GAAP basis:
Straight-line rent(3)	$69.04	(2)	$115.35	$53.62	$93.59
Prior straight-line rent	$61.61		$115.16	$53.80	$74.44
Percentage increase (decrease)	12.1%		0.2%	(0.3)%	25.7%
Cash basis:
Initial rent(1)	$73.95	(2)	$115.33	$56.25	$91.00
Prior escalated rent	$64.83		$115.25	$58.03	$79.12
Percentage increase (decrease)	14.1%		0.1%	(3.1)%	15.0%

Tenant improvements and leasing commissions:
Per square foot	$25.63		$32.67	$13.69	$14.38
Per square foot per annum	$4.93		$8.60	$3.34	$2.88
Percentage of initial rent	7.0%		6.6%	6.0%	3.2%
____________________
See notes on the following page.

Overview - continued

Leasing Activity - continued

(Square feet in thousands)	New York
	Office		Retail	theMART	555 California Street
Six Months Ended June 30, 2020
Total square feet leased	615		38	273	11
Our share of square feet leased:	588		36	273	8
Initial rent(1)	$84.88	(2)	$236.93	$48.64	$105.66
Weighted average lease term (years)	5.9		5.9	9.3	3.0
Second generation relet space:
Square feet	357		31	268	8
GAAP basis:
Straight-line rent(3)	$84.38	(2)	$223.95	$45.87	$107.37
Prior straight-line rent	$85.00		$143.79	$44.95	$78.53
Percentage (decrease) increase	(0.7)%		55.7%	2.0%	36.7%
Cash basis:
Initial rent(1)	$85.71	(2)	$221.86	$48.42	$105.66
Prior escalated rent	$83.09		$149.61	$49.16	$85.39
Percentage increase (decrease)	3.2%		48.3%	(1.5)%	23.7%

Tenant improvements and leasing commissions:
Per square foot	$51.62		$193.98	$40.84	$8.57
Per square foot per annum	$8.75		$32.88	$4.39	$2.86
Percentage of initial rent	10.3%		13.9%	9.0%	2.7%
____________________

(1)
Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Excludes the rent on 174,000 square feet as the starting rent will be determined in 2021 based on fair market value.

(3)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square Footage (in service) and Occupancy as of June 30, 2020

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	18,572	15,624	96.4%
Retail (includes retail properties that are in the base of our office properties)	71	2,269	1,801	83.6%	(1)
Residential - 1,677 units	9	1,526	793	89.9%
Alexander's, Inc. ("Alexander's") including 312 residential units	7	2,254	730	96.7%
Hotel Pennsylvania (temporarily closed since April 1, 2020)	1	—	—
		24,621	18,948	95.2%
Other:
theMART	4	3,825	3,816	91.4%
555 California Street	3	1,741	1,218	99.0%
Other	10	2,490	1,155	93.1%
		8,056	6,189

Total square feet as of June 30, 2020		32,677	25,137
___________________________

(1)	Excludes the JCPenney lease at Manhattan Mall for 154,000 square feet which was rejected effective July 31, 2020 as part of its Chapter 11 bankruptcy filing.

Square Footage (in service) and Occupancy as of December 31, 2019

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	19,070	16,195	96.9%
Retail (includes retail properties that are in the base of our office properties)	70	2,300	1,842	94.5%
Residential - 1,679 units	9	1,526	793	97.0%
Alexander's, including 312 residential units	7	2,230	723	96.5%
Hotel Pennsylvania	1	1,400	1,400
		26,526	20,953	96.7%
Other:
theMART	4	3,826	3,817	94.6%
555 California Street	3	1,741	1,218	99.8%
Other	10	2,533	1,198	92.7%
		8,100	6,233

Total square feet as of December 31, 2019		34,626	27,186
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the six months ended June 30, 2020, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended June 30, 2020 and 2019
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. NOI at share - cash basis includes rent that has been deferred as a result of the COVID-19 pandemic. Rent deferrals generally require repayment in monthly installments over a period of time not to exceed twelve months.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$343,026	$270,628	$72,398
Operating expenses	(174,425)	(140,207)	(34,218)
NOI - consolidated	168,601	130,421	38,180
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(8,504)	(6,944)
Add: NOI from partially owned entities	69,487	67,051	2,436
NOI at share	222,640	188,968	33,672
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	34,190	32,943	1,247
NOI at share - cash basis	$256,830	$221,911	$34,919

(Amounts in thousands)	For the Three Months Ended June 30, 2019
	Total	New York	Other
Total revenues	$463,103	$376,381	$86,722
Operating expenses	(220,752)	(187,819)	(32,933)
NOI - consolidated	242,351	188,562	53,789
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,416)	(10,030)	(6,386)
Add: NOI from partially owned entities	82,974	79,170	3,804
NOI at share	308,909	257,702	51,207
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	9,748	8,437	1,311
NOI at share - cash basis	$318,657	$266,139	$52,518

NOI At Share by Segment for the Three Months Ended June 30, 2020 and 2019 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2020	2019
New York:
Office(1)	$161,444	$179,592
Retail(2)	21,841	57,063
Residential	5,868	5,908
Alexander's	8,331	11,108
Hotel Pennsylvania(3)	(8,516)	4,031
Total New York	188,968	257,702

Other:
theMART(4)	17,803	30,974
555 California Street	14,837	15,358
Other investments	1,032	4,875
Total Other	33,672	51,207

NOI at share	$222,640	$308,909
___________________

(1)
2020 includes $13,220 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the New York & Company, Inc. lease at 330 West 34th Street and $940 of write-offs of tenant receivables deemed uncollectible.

(2)
2020 includes $20,436 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and $6,731 of write-offs of tenant receivables deemed uncollectible. 2019 includes $13,199 of non-cash write-offs of receivables arising from the straight-lining of rents.

(3)	The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been temporarily closed since April 1, 2020 as a result of the pandemic.

(4)	The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.
The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2020	2019
New York:
Office(1)	$175,438	$178,806
Retail(2)	38,913	66,726
Residential	5,504	5,303
Alexander's	10,581	11,322
Hotel Pennsylvania(3)	(8,525)	3,982
Total New York	221,911	266,139

Other:
theMART(4)	17,765	31,984
555 California Street	15,005	15,595
Other investments	2,149	4,939
Total Other	34,919	52,518

NOI at share - cash basis	$256,830	$318,657
___________________

(1)	2020 includes $940 of write-offs of tenant receivables deemed uncollectible.

(2)	2020 includes $6,731 of write-offs of tenant receivables deemed uncollectible.

(3)	The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been temporarily closed since April 1, 2020 as a result of the pandemic.

(4)	The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended June 30, 2020 and 2019
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the three months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended June 30,
	2020	2019
Net (loss) income	$(217,352)	$2,596,693
Depreciation and amortization expense	92,805	113,035
General and administrative expense	35,014	38,872
(Lease liability extinguishment gain) transaction related costs and impairment losses	(69,221)	101,590
Loss (income) from partially owned entities	291,873	(22,873)
Loss from real estate fund investments	28,042	15,803
Interest and other investment loss (income), net	2,893	(7,840)
Interest and debt expense	58,405	63,029
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Net gains on disposition of wholly owned and partially owned assets	(55,695)	(111,713)
Income tax expense	1,837	26,914
Income from discontinued operations	—	(60)
NOI from partially owned entities	69,487	82,974
NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(16,416)
NOI at share	222,640	308,909
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	34,190	9,748
NOI at share - cash basis	$256,830	$318,657
NOI At Share by Region

	For the Three Months Ended June 30,
	2020	2019
Region:
New York City metropolitan area	85%	85%
Chicago, IL	8%	10%
San Francisco, CA	7%	5%
	100%	100%

Results of Operations – Three Months Ended June 30, 2020 Compared to June 30, 2019
Revenues
Our revenues were $343,026,000 for the three months ended June 30, 2020 compared to $463,103,000 for the prior year’s quarter, a decrease of $120,077,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$11,522		$11,266		$256
Development and redevelopment	(17,840)		(17,637)		(203)
Hotel Pennsylvania(1)	(25,977)		(25,977)		—
Trade shows(2)	(11,816)		—		(11,816)
Properties transferred to Fifth Avenue and Times Square JV	(16,163)		(16,163)		—
Same store operations	(45,831)	(3)	(41,627)		(4,204)
	(106,105)		(90,138)		(15,967)
Fee and other income:
BMS cleaning fees	(11,455)		(12,539)	(4)	1,084
Management and leasing fees	(2,662)		(2,771)		109
Properties transferred to Fifth Avenue and Times Square JV	(65)		(65)		—
Other income	210		(240)		450
	(13,972)		(15,615)		1,643

Total decrease in revenues	$(120,077)		$(105,753)		$(14,324)
______________________
See notes below.
Expenses
Our expenses were $239,379,000 for the three months ended June 30, 2020, compared to $475,564,000 for the prior year’s quarter, a decrease of $236,185,000. Below are the details of the (decrease) increase by segment:

(Amounts in thousands)	Total	New York		Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(3,472)	$(2,938)		$(534)
Development and redevelopment	(11,223)	(11,227)		4
Non-reimbursable expenses	(403)	(662)		259
Hotel Pennsylvania(1)	(13,434)	(13,434)		—
Trade shows(2)	(3,594)	—		(3,594)
BMS expenses	(7,468)	(8,552)	(4)	1,084
Properties transferred to Fifth Avenue and Times Square JV	(3,824)	(3,824)		—
Same store operations	(2,909)	(6,975)		4,066
	(46,327)	(47,612)		1,285
Depreciation and amortization:
Acquisitions, dispositions and other	(2,557)	(2,557)		—
Development and redevelopment	219	(526)		745
Properties transferred to Fifth Avenue and Times Square JV	(3,981)	(3,981)		—
Same store operations	(13,911)	(12,621)		(1,290)
	(20,230)	(19,685)		(545)

General and administrative	(3,858)	(4,498)		640

Expense from deferred compensation plan liability	5,041	—		5,041

(Lease liability extinguishment gain) transaction related costs and impairment losses	(170,811)	(171,620)	(5)	809

Total (decrease) increase in expenses	$(236,185)	$(243,415)		$7,230
____________________

(1)	Temporarily closed since April 1, 2020 as a result of the pandemic.

(2)	Cancelled trade shows at theMART from late March 2020 through the remainder of the year as a result of the pandemic.

(3)
2020 includes $33,731 for the non-cash write-off of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and the New York & Company, Inc. lease at 330 West 34th Street, and $3,856 for the write-off of tenant receivables deemed uncollectible.

(4)	Primarily due to a decrease in third party cleaning services provided to retail and office tenants as a result of the pandemic.

(5)
Due to $101,360 of non-cash impairment losses, substantially 608 Fifth Avenue, recognized in the second quarter of 2019 and $70,260 of lease liability extinguishment gain in May 2020 related to 608 Fifth Avenue.

Results of Operations – Three Months Ended June 30, 2020 Compared to June 30, 2019 - continued
(Loss) Income from Partially Owned Entities
Below are the components of (loss) income from partially owned entities for the three months ended June 30, 2020 and 2019.

(Amounts in thousands)	Ownership Percentage at June 30, 2020	For the Three Months Ended June 30,
		2020	2019
Our share of net (loss) income:
Fifth Avenue and Times Square JV(1):
Non-cash impairment loss(2)		$(306,326)	$—
Return on preferred equity, net of our share of the expense		9,330	8,586
Equity in net income(3)	51.5%	441	11,217
		(296,555)	19,803
Alexander's	32.4%	5,151	4,719
Partially owned office buildings(4)	Various	810	(1,451)
Other investments(5)	Various	(1,279)	(198)
		$(291,873)	$22,873
____________________

(1)	Entered into on April 18, 2019.

(2)	See Note 8 - Investments in Partially Owned Entities to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

(3)
The decrease in our share of net income was primarily due to (i) $4,737 of write-offs of lease receivables deemed uncollectible during the second quarter of 2020 and (ii) a $4,360 reduction in income related to a Forever 21 lease modification at 1540 Broadway.

(4)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.

(5)	Includes interests in Independence Plaza, Rosslyn Plaza and others.
Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the three months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended June 30,
	2020	2019
Net investment (loss) income	$(366)	$459
Net unrealized loss on held investments	(27,676)	(16,262)
Loss from real estate fund investments	(28,042)	(15,803)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	21,953	(4,955)
Loss from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(6,089)	$(20,758)
Interest and Other Investment (Loss) Income, Net
Below are the components of interest and other investment (loss) income, net for the three months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended June 30,
	2020	2019
Credit losses on loans receivable(1)	$(6,108)	$—
Interest on cash and cash equivalents and restricted cash	1,498	2,626
Interest on loans receivable	810	1,635
Dividends on marketable securities	—	1,313
Increase in fair value of marketable securities	—	1,312
Other, net	907	954
Total	$(2,893)	$7,840
____________________

(1)	See Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

Results of Operations – Three Months Ended June 30, 2020 Compared to June 30, 2019 - continued
Interest and Debt Expense
Interest and debt expense for the three months ended June 30, 2020 was $58,405,000 compared to $63,029,000 for the prior year’s quarter, a decrease of $4,624,000. This decrease was primarily due to (i) $6,218,000 of lower interest expense resulting from lower average interest rates on our variable rate loans (ii) $5,998,000 of lower interest expense resulting from the repayment of the mortgage payable of PENN2, (iii) $2,276,000 of lower interest expense resulting from paydowns of the 220 CPS loan, and (iv) $1,615,000 of lower interest expense resulting from the deconsolidation of mortgages payable of the properties contributed to Fifth Avenue and Times Square JV, partially offset by $10,366,000 of lower capitalized interest and debt expense.
Net Gain on Transfer to Fifth Avenue and Times Square JV
During the three months ended June 30, 2019, we recognized a $2,571,099,000 net gain from the transfer of common equity in the properties contributed to Fifth Avenue and Times Square JV, including the related step-up in our basis of the retained portion of the assets to fair value.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $55,695,000 for the three months ended June 30, 2020 consisted of net gains on the sale of four condominium units at 220 CPS. Net gains on disposition of wholly owned and partially owned assets of $111,713,000 for the three months ended June 30, 2019 consisted of net gains on the sale of 11 condominium units at 220 CPS.
Income Tax Expense
Income tax expense for the three months ended June 30, 2020 was $1,837,000 compared to $26,914,000 for the prior year’s quarter, a decrease of $25,077,000. This decrease was primarily due to lower income tax expense from the sale of 220 CPS condominium units.
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $17,768,000 for the three months ended June 30, 2020, compared to income of $21,451,000 for the prior year’s quarter, a decrease in income of $39,219,000. This decrease resulted primarily from the allocation of net loss to the noncontrolling interests of our real estate fund investments, partially offset by a $11,945,000 net gain on transfer to Fifth Avenue and Times Square JV during the second quarter of 2019.
Net Loss (Income) Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net loss attributable to noncontrolling interests in the Operating Partnership was $14,364,000 for the three months ended June 30, 2020, compared to net income of $162,515,000 for the prior year’s quarter, a decrease in income of $176,879,000. This decrease resulted primarily from lower net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $12,530,000 for the three months ended June 30, 2020, compared to $12,532,000 for the prior year’s quarter, a decrease of $2,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $12,571,000 for the three months ended June 30, 2020, compared to $12,573,000 for the prior year’s quarter, a decrease of $2,000.

Results of Operations – Three Months Ended June 30, 2020 Compared to June 30, 2019 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2020 compared to June 30, 2019.

(Amounts in thousands)	Total	New York	theMART		555 California Street	Other
NOI at share for the three months ended June 30, 2020	$222,640	$188,968	$17,803		$14,837	$1,032
Less NOI at share from:
Development properties	(7,376)	(7,372)	—		(4)	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	8,516	8,516	—		—	—
Other non-same store income, net	(9,373)	(8,283)	—		(58)	(1,032)
Same store NOI at share for the three months ended June 30, 2020	$214,407	$181,829	$17,803		$14,775	$—

NOI at share for the three months ended June 30, 2019	$308,909	$257,702	$30,974		$15,358	$4,875
Less NOI at share from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,479)	(5,479)	—		—	—
Dispositions	(3,696)	(3,696)	—		—	—
Development properties	(14,538)	(14,538)	—		—	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	(4,031)	(4,031)	—		—	—
Other non-same store expense (income), net	2,792	7,459	6		202	(4,875)
Same store NOI at share for the three months ended June 30, 2019	$283,957	$237,417	$30,980		$15,560	$—

Decrease in same store NOI at share for the three months ended June 30, 2020 compared to June 30, 2019	$(69,550)	$(55,588)	$(13,177)		$(785)	$—

% decrease in same store NOI at share	(24.5)%	(23.4)%	(42.5)%	(1)	(5.0)%	—%
____________________

(1)	The decrease is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

Results of Operations – Three Months Ended June 30, 2020 Compared to June 30, 2019 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2020 compared to June 30, 2019.

(Amounts in thousands)	Total	New York	theMART		555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2020	$256,830	$221,911	$17,765		$15,005	$2,149
Less NOI at share - cash basis from:
Development properties	(9,475)	(9,471)	—		(4)	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	8,525	8,525	—		—	—
Other non-same store (income) expense, net	(13,174)	(11,072)	—		47	(2,149)
Same store NOI at share - cash basis for the three months ended June 30, 2020	$242,706	$209,893	$17,765		$15,048	$—

NOI at share - cash basis for the three months ended June 30, 2019	$318,657	$266,139	$31,984		$15,595	$4,939
Less NOI at share - cash basis from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(5,183)	(5,183)	—		—	—
Dispositions	(3,879)	(3,879)	—		—	—
Development properties	(23,364)	(23,364)	—		—	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	(3,982)	(3,982)	—		—	—
Other non-same store (income) expense, net	(10,214)	(5,409)	6		128	(4,939)
Same store NOI at share - cash basis for the three months ended June 30, 2019	$272,035	$224,322	$31,990		$15,723	$—

Decrease in same store NOI at share - cash basis for the three months ended June 30, 2020 compared to June 30, 2019	$(29,329)	$(14,429)	$(14,225)		$(675)	$—

% decrease in same store NOI at share - cash basis	(10.8)%	(6.4)%	(44.5)%	(1)	(4.3)%	—%
____________________

(1)	The decrease is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

NOI At Share by Segment for the Six Months Ended June 30, 2020 and 2019
Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Six Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$787,558	$626,243	$161,315
Operating expenses	(404,432)	(323,238)	(81,194)
NOI - consolidated	383,126	303,005	80,121
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,941)	(16,937)	(14,004)
Add: NOI from partially owned entities	151,368	145,459	5,909
NOI at share	503,553	431,527	72,026
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	37,266	34,049	3,217
NOI at share - cash basis	$540,819	$465,576	$75,243

(Amounts in thousands)	For the Six Months Ended June 30, 2019
	Total	New York	Other
Total revenues	$997,771	$819,666	$178,105
Operating expenses	(467,647)	(385,914)	(81,733)
NOI - consolidated	530,124	433,752	96,372
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,819)	(21,437)	(12,382)
Add: NOI from partially owned entities	150,376	128,745	21,631
NOI at share	646,681	541,060	105,621
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	4,567	1,819	2,748
NOI at share - cash basis	$651,248	$542,879	$108,369

NOI At Share by Segment for the Six Months Ended June 30, 2020 and 2019 - continued
The elements of our New York and Other NOI at share for the six months ended June 30, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
New York:
Office(1)(2)	$344,649	$363,132
Retail(1)(3)	73,859	145,330
Residential	12,068	11,953
Alexander's	18,823	22,430
Hotel Pennsylvania(4)	(17,872)	(1,785)
Total New York	431,527	541,060

Other:
theMART(5)	38,916	54,497
555 California Street	30,068	29,859
Other investments(6)	3,042	21,265
Total Other	72,026	105,621

NOI at share	$503,553	$646,681
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to Fifth Avenue and Times Square JV on April 18, 2019.

(2)
2020 includes $13,220 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the New York & Company, Inc. lease at 330 West 34th Street and $940 of write-offs of tenant receivables deemed uncollectible.

(3)
2020 includes $20,436 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and $6,731 of write-offs of tenant receivables deemed uncollectible. 2019 includes $13,199 of non-cash write-offs of receivables arising from the straight-lining of rents.

(4)	The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been temporarily closed since April 1, 2020 as a result of the pandemic.

(5)	The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

(6)	2019 includes our share of PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and UE (sold on March 4, 2019).
The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
New York:
Office(1)(2)	$362,473	$363,176
Retail(1)(3)	87,954	147,662
Residential	11,363	11,074
Alexander's	21,675	22,849
Hotel Pennsylvania(4)	(17,889)	(1,882)
Total New York	465,576	542,879

Other:
theMART(5)	40,470	56,896
555 California Street	30,440	30,340
Other investments(6)	4,333	21,133
Total Other	75,243	108,369

NOI at share - cash basis	$540,819	$651,248
___________________

(1)	Reflects the transfer of 45.4% of common equity in the properties contributed to Fifth Avenue and Times Square JV on April 18, 2019.

(2)	2020 includes $940 of write-offs of tenant receivables deemed uncollectible.

(3)	2020 includes $6,731 of write-offs of tenant receivables deemed uncollectible.

(4)	The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been temporarily closed since April 1, 2020 as a result of the pandemic.

(5)	The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

(6)	2019 includes our share of PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and UE (sold on March 4, 2019).

Reconciliation of Net (Loss) Income to NOI At Share for the Six Months Ended June 30, 2020 and 2019
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the six months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
Net (loss) income	$(321,855)	$2,809,737
Depreciation and amortization expense	185,598	229,744
General and administrative expense	87,848	96,892
(Lease liability extinguishment gain) transaction related costs and impairment losses	(69,150)	101,739
Loss (income) from partially owned entities	272,770	(30,193)
Loss from real estate fund investments	211,505	15,970
Interest and other investment loss (income), net	8,797	(12,885)
Interest and debt expense	117,247	165,492
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Net gains on disposition of wholly owned and partially owned assets	(124,284)	(332,007)
Income tax expense	14,650	56,657
Loss from discontinued operations	—	77
NOI from partially owned entities	151,368	150,376
NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,941)	(33,819)
NOI at share	503,553	646,681
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	37,266	4,567
NOI at share - cash basis	$540,819	$651,248
NOI At Share by Region

	For the Six Months Ended June 30,
	2020	2019
Region:
New York City metropolitan area	86%	86%
Chicago, IL	8%	9%
San Francisco, CA	6%	5%
	100%	100%

Results of Operations – Six Months Ended June 30, 2020 Compared to June 30, 2019
Revenues
Our revenues were $787,558,000 for the six months ended June 30, 2020, compared to $997,771,000 for the prior year’s six months, a decrease of $210,213,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$12,675		$12,584		$91
Development and redevelopment	(30,578)		(30,280)		(298)
Hotel Pennsylvania(1)	(29,633)		(29,633)		—
Trade shows(2)	(17,061)		—		(17,061)
Properties transferred to Fifth Avenue and Times Square JV	(100,554)		(100,554)		—
Same store operations	(39,557)	(3)	(35,159)		(4,398)
	(204,708)		(183,042)		(21,666)
Fee and other income:
BMS cleaning fees	(8,774)		(9,867)	(4)	1,093
Management and leasing fees	(1,968)		(2,148)		180
Properties transferred to Fifth Avenue and Times Square JV	(389)		(389)		—
Other income	5,626		2,023		3,603
	(5,505)		(10,381)		4,876

Total decrease in revenues	$(210,213)		$(193,423)		$(16,790)
_____________
See notes on the following page.

Results of Operations – Six Months Ended June 30, 2020 Compared to June 30, 2019 - continued
Expenses
Our expenses were $603,839,000 for the six months ended June 30, 2020, compared to $902,770,000 for the prior year’s six months, a decrease of $298,931,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total		New York		Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(4,770)		$(4,718)		$(52)
Development and redevelopment	(16,353)		(16,207)		(146)
Non-reimbursable expenses	1,256		1,115		141
Hotel Pennsylvania(1)	(13,557)		(13,557)		—
Trade shows(2)	(6,162)		—		(6,162)
BMS expenses	(4,916)		(6,009)	(4)	1,093
Properties transferred to Fifth Avenue and Times Square JV	(21,614)		(21,614)		—
Same store operations	2,901		(1,686)		4,587
	(63,215)		(62,676)		(539)
Depreciation and amortization:
Acquisitions, dispositions and other	(3,781)		(3,787)		6
Development and redevelopment	1,128		340		788
Properties transferred to Fifth Avenue and Times Square JV	(25,119)		(25,119)		—
Same store operations	(16,374)		(16,032)		(342)
	(44,146)		(44,598)		452

General and administrative	(9,044)	(5)	(3,605)		(5,439)

Benefit from deferred compensation plan liability	(11,637)		—		(11,637)

(Lease liability extinguishment gain) transaction related costs and impairment losses	(170,889)		(171,620)	(6)	731

Total decrease in expenses	$(298,931)		$(282,499)		$(16,432)
___________________

(1)	Temporarily closed since April 1, 2020 as a result of the pandemic.

(2)	Cancelled trade shows at theMART from late March 2020 through the remainder of the year as a result of the pandemic.

(3)
2020 includes $34,010 for the non-cash write-off of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and the New York & Company, Inc. lease at 330 West 34th Street, and $4,621 for the write-off of tenant receivables deemed uncollectible.

(4)	Primarily due to a decrease in third party cleaning services provided to retail and office tenants as a result of the pandemic.

(5)
Primarily due to $8,444 non-cash stock-based compensation expense for the accelerated vesting of previously issued Operating Partnership units and Vornado restricted stock in 2019 due to the removal of the time-based vesting requirements for participants who have reached 65 years of age and $844 of lower non-cash stock-based compensation expense for the time-based compensation granted in connection with the new leadership group announced in April 2019.

(6)
Due to $101,360 of non-cash impairment losses, substantially 608 Fifth Avenue, recognized in the second quarter of 2019 and $70,260 of lease liability extinguishment gain in May 2020 related to 608 Fifth Avenue.

Results of Operations – Six Months Ended June 30, 2020 Compared to June 30, 2019 - continued
(Loss) Income from Partially Owned Entities
Below are the components of (loss) income from partially owned entities for the six months ended June 30, 2020 and 2019.

(Amounts in thousands)	Percentage Ownership at June 30, 2020	For the Six Months Ended June 30,
		2020	2019
Our share of net (loss) income:
Fifth Avenue and Times Square JV(1):
Non-cash impairment loss(2)		$(306,326)	$—
Return on preferred equity, net of our share of the expense		18,496	8,586
Equity in net income(3)	51.5%	5,937	11,217
		(281,893)	19,803
Alexander's	32.4%	7,827	11,493
Partially owned office buildings(4)	Various	2,132	(1,345)
Other investments(5)	Various	(836)	242
		$(272,770)	$30,193
____________________

(1)	Entered into on April 18, 2019.

(2)	See Note 8 - Investments in Partially Owned Entities to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

(3)
The decrease in our share of net income was primarily due to (i) $4,737 of write-offs of lease receivables deemed uncollectible during the second quarter of 2020 and (ii) a $4,360 reduction in income related to a Forever 21 lease modification at 1540 Broadway.

(4)
Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.

(5)	Includes interests in Independence Plaza, Rosslyn Plaza, UE (sold on March 4, 2019), PREIT (accounted as a marketable security from March 12, 2019 and sold on January 23, 2020) and others.

Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the six months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
Net investment (loss) income	$(309)	$192
Net unrealized loss on held investments	(211,196)	(16,162)
Loss from real estate fund investments	(211,505)	(15,970)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	149,258	(7,692)
Loss from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(62,247)	$(23,662)

Interest and Other Investment (Loss) Income, net
Below are the components of interest and other investment (loss) income, net for the six months ended June 30, 2020 and 2019.

(Amounts in thousands)	For the Six Months Ended June 30,
	2020	2019
Credit losses on loans receivable(1)	$(13,369)	$—
Interest on cash and cash equivalents and restricted cash	5,464	4,693
(Decrease) increase in fair value of marketable securities(2)	(4,938)	1,773
Interest on loans receivable	2,236	3,241
Dividends on marketable securities	—	1,313
Other, net	1,810	1,865
	$(8,797)	$12,885
____________________

(1)	See Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

(2)
The six months ended June 30, 2020 includes a $4,938 mark-to-market decrease in the fair value of our PREIT common shares (sold on January 23, 2020). The six months ended June 30, 2019 primarily includes (i) a $16,068 mark-to-market increase in the fair value of our Lexington common shares (sold on March 1, 2019) partially offset by (ii) a $14,336 mark-to-market decrease in the fair value of our PREIT common shares (accounted for as marketable securities from March 12, 2019 and sold on January 23, 2020).

Results of Operations – Six Months Ended June 30, 2020 Compared to June 30, 2019 - continued
Interest and Debt Expense
Interest and debt expense was $117,247,000 for the six months ended June 30, 2020, compared to $165,492,000 for the prior year’s six months, a decrease of $48,245,000. This decrease was primarily due to (i) $22,540,000 of lower interest expense relating to debt prepayment costs relating to the redemption of our $400,000,000 5.00% senior unsecured notes in 2019, (ii) $12,530,000 of lower interest expense resulting from the deconsolidation of mortgages payable of the properties contributed to Fifth Avenue and Times Square JV, (iii) $11,970,000 of lower interest expense resulting from the repayment of the mortgage payable of PENN2, (iv) $9,482,000 of lower interest expense resulting from lower average interest rates on our variable rate loans, (v) $7,584,000 of lower interest expense resulting from paydowns of the 220 CPS loan, and (vi) $5,045,000 of lower interest from the redemption of the $400,000,000 5.00% senior unsecured notes in 2019, partially offset by $21,636,000 of lower capitalized interest and debt expense.
Net Gain on Transfer to Fifth Avenue and Times Square JV
During the six months ended June 30, 2019, we recognized a $2,571,099,000 net gain from the transfer of common equity in the properties contributed to Fifth Avenue and Times Square JV, including the related step-up in our basis of the retained portion of the assets to fair value.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $124,284,000 for the six months ended June 30, 2020 consisted of net gains on the sale of 11 condominium units at 220 CPS. Net gains on disposition of wholly owned and partially owned assets of $332,007,000 for the six months ended June 30, 2019 consisted of (i) $269,612,000 of net gains on the sale of 23 condominium units at 220 CPS and (ii) a $62,395,000 net gain from the sale of all our UE partnership units in the first quarter of 2019.
Income Tax Expense
Income tax expense for the six months ended June 30, 2020 was $14,650,000 compared to $56,657,000 for the prior year’s six months, a decrease of $42,007,000. This decrease was primarily due to lower income tax expense from the sale of 220 CPS condominium units.
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $140,155,000 for the six months ended June 30, 2020, compared to income of $28,271,000 for the prior year’s six months, a decrease in income of $168,426,000. This decrease resulted primarily from the allocation of net loss to the noncontrolling interests in our real estate fund investments.
Net (Loss) Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net loss attributable to noncontrolling interests in the Operating Partnership was $13,974,000 for the six months ended June 30, 2020, compared to net income of $174,717,000 for the prior year’s six months, a decrease in income of $188,691,000. This decrease resulted primarily from lower net income subject to allocation to Class A unitholders.

Results of Operations – Six Months Ended June 30, 2020 Compared to June 30, 2019 - continued
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $25,061,000 for the six months ended June 30, 2020, compared to $25,066,000 for the prior year’s six months, a decrease of $5,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $25,143,000 for the six months ended June 30, 2020, compared to $25,148,000 for the prior year’s six months, a decrease of $5,000.
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2020 compared to June 30, 2019.

(Amounts in thousands)	Total	New York	theMART		555 California Street	Other
NOI at share for the six months ended June 30, 2020	$503,553	$431,527	$38,916		$30,068	$3,042
Less NOI at share from:
Development properties	(21,642)	(21,638)	—		(4)	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	8,516	8,516	—		—	—
Other non-same store (income) expense, net	(17,533)	(14,172)	(422)		103	(3,042)
Same store NOI at share for the six months ended June 30, 2020	$472,894	$404,233	$38,494		$30,167	$—

NOI at share for the six months ended June 30, 2019	$646,681	$541,060	$54,497		$29,859	$21,265
Less NOI at share from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(35,770)	(35,770)	—		—	—
Dispositions	(7,096)	(7,096)	—		—	—
Development properties	(35,131)	(35,131)	—		—	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	(4,031)	(4,031)				—
Other non-same store (income) expense, net	(15,586)	5,054	345		280	(21,265)
Same store NOI at share for the six months ended June 30, 2019	$549,067	$464,086	$54,842		$30,139	$—

(Decrease) increase in same store NOI at share for the six months ended June 30, 2020 compared to June 30, 2019	$(76,173)	$(59,853)	$(16,348)		$28	$—

% (decrease) increase in same store NOI at share	(13.9)%	(12.9)%	(29.8)%	(1)	0.1%	—%
____________________

(1)	The decrease is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

Results of Operations – Six Months Ended June 30, 2020 Compared to June 30, 2019 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2020 compared to June 30, 2019.

(Amounts in thousands)	Total	New York	theMART		555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2020	$540,819	$465,576	$40,470		$30,440	$4,333
Less NOI at share - cash basis from:
Development properties	(27,591)	(27,587)	—		(4)	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	8,525	8,525	—		—	—
Other non-same store income, net	(26,130)	(21,366)	(422)		(9)	(4,333)
Same store NOI at share - cash basis for the six months ended June 30, 2020	$495,623	$425,148	$40,048		$30,427	$—

NOI at share - cash basis for the six months ended June 30, 2019	$651,248	$542,879	$56,896		$30,340	$21,133
Less NOI at share - cash basis from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(32,905)	(32,905)	—		—	—
Dispositions	(7,460)	(7,460)	—		—	—
Development properties	(47,703)	(47,703)	—		—	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	(3,982)	(3,982)	—		—	—
Other non-same store (income) expense, net	(30,379)	(9,797)	345		206	(21,133)
Same store NOI at share - cash basis for the six months ended June 30, 2019	$528,819	$441,032	$57,241		$30,546	$—

Decrease in same store NOI at share - cash basis for the six months ended June 30, 2020 compared to June 30, 2019	$(33,196)	$(15,884)	$(17,193)		$(119)	$—

% decrease in same store NOI at share - cash basis	(6.3)%	(3.6)%	(30.0)%	(1)	(0.4)%	—%
____________________

(1)	The decrease is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

SUPPLEMENTAL INFORMATION

NOI At Share by Segment for the Three Months Ended June 30, 2020 and March 31, 2020
Below is a summary of NOI at share and NOI at share - cash basis for the three months ended June 30, 2020 and March 31, 2020 by segment.

(Amounts in thousands)	For the Three Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$343,026	$270,628	$72,398
Operating expenses	(174,425)	(140,207)	(34,218)
NOI - consolidated	168,601	130,421	38,180
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(8,504)	(6,944)
Add: NOI from partially owned entities	69,487	67,051	2,436
NOI at share	222,640	188,968	33,672
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	34,190	32,943	1,247
NOI at share - cash basis	$256,830	$221,911	$34,919

(Amounts in thousands)	For the Three Months Ended March 31, 2020
	Total	New York	Other
Total revenues	$444,532	$355,615	$88,917
Operating expenses	(230,007)	(183,031)	(46,976)
NOI - consolidated	214,525	172,584	41,941
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(8,433)	(7,060)
Add: NOI from partially owned entities	81,881	78,408	3,473
NOI at share	280,913	242,559	38,354
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	3,076	1,106	1,970
NOI at share - cash basis	$283,989	$243,665	$40,324

SUPPLEMENTAL INFORMATION - CONTINUED

NOI At Share by Segment for the Three Months Ended June 30, 2020 and March 31, 2020 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2020 and March 31, 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	June 30, 2020	March 31, 2020
New York:
Office(1)	$161,444	$183,205
Retail(2)	21,841	52,018
Residential	5,868	6,200
Alexander's	8,331	10,492
Hotel Pennsylvania(3)	(8,516)	(9,356)
Total New York	188,968	242,559

Other:
theMART(4)	17,803	21,113
555 California Street	14,837	15,231
Other investments	1,032	2,010
Total Other	33,672	38,354

NOI at share	$222,640	$280,913
___________________

(1)
The three months ended June 30, 2020 includes $13,220 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the New York & Company, Inc. lease at 330 West 34th Street and $940 of write-offs of tenant receivables deemed uncollectible.

(2)
The three months ended June 30, 2020 includes $20,436 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and $6,731 of write-offs of tenant receivables deemed uncollectible.

(3)	The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been temporarily closed since April 1, 2020 as a result of the pandemic.

(4)	The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.
The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2020 and March 31, 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	June 30, 2020	March 31, 2020
New York:
Office(1)	$175,438	$187,035
Retail(2)	38,913	49,041
Residential	5,504	5,859
Alexander's	10,581	11,094
Hotel Pennsylvania(3)	(8,525)	(9,364)
Total New York	221,911	243,665

Other:
theMART(4)	17,765	22,705
555 California Street	15,005	15,435
Other investments	2,149	2,184
Total Other	34,919	40,324

NOI at share - cash basis	$256,830	$283,989
___________________

(1)	The three months ended June 30, 2020 includes $940 of write-offs of tenant receivables deemed uncollectible.

(2)	The three months ended June 30, 2020 includes $6,731 of write-offs of tenant receivables deemed uncollectible.

(3)	The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been temporarily closed since April 1, 2020 as a result of the pandemic.

(4)	The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

SUPPLEMENTAL INFORMATION - CONTINUED

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended June 30, 2020 and March 31, 2020

(Amounts in thousands)	For the Three Months Ended
	June 30, 2020	March 31, 2020
Net loss	$(217,352)	$(104,503)
Depreciation and amortization expense	92,805	92,793
General and administrative expense	35,014	52,834
(Lease liability extinguishment gain) transaction related costs and impairment losses	(69,221)	71
Loss (income) from partially owned entities	291,873	(19,103)
Loss from real estate fund investments	28,042	183,463
Interest and other investment loss, net	2,893	5,904
Interest and debt expense	58,405	58,842
Net gains on disposition of wholly owned and partially owned assets	(55,695)	(68,589)
Income tax expense	1,837	12,813
NOI from partially owned entities	69,487	81,881
NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(15,493)
NOI at share	222,640	280,913
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	34,190	3,076
NOI at share - cash basis	$256,830	$283,989

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended June 30, 2020 Compared to March 31, 2020
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2020 compared to March 31, 2020.

(Amounts in thousands)	Total	New York	theMART		555 California Street	Other
NOI at share for the three months ended June 30, 2020	$222,640	$188,968	$17,803		$14,837	$1,032
Less NOI at share from:
Development properties	(7,380)	(7,376)	—		(4)	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	8,516	8,516	—		—	—
Other non-same store income, net	(9,010)	(7,920)	—		(58)	(1,032)
Same store NOI at share for the three months ended June 30, 2020	$214,766	$182,188	$17,803		$14,775	$—

NOI at share for the three months ended March 31, 2020	$280,913	$242,559	$21,113		$15,231	$2,010
Less NOI at share from:
Development properties	(12,996)	(12,996)	—		—	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	9,356	9,356	—		—	—
Other non-same store (income) expense, net	(7,705)	(5,434)	(422)		161	(2,010)
Same store NOI at share for the three months ended March 31, 2020	$269,568	$233,485	$20,691		$15,392	$—

Decrease in same store NOI at share for the three months ended June 30, 2020 compared to March 31, 2020	$(54,802)	$(51,297)	$(2,888)		$(617)	$—

% decrease in same store NOI at share	(20.3)%	(22.0)%	(14.0)%	(1)	(4.0)%	—%
____________________

(1)	The decrease is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

SUPPLEMENTAL INFORMATION - CONTINUED

Three Months Ended June 30, 2020 Compared to March 31, 2020 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2020 compared to March 31, 2020.

(Amounts in thousands)	Total	New York	theMART		555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2020	$256,830	$221,911	$17,765		$15,005	$2,149
Less NOI at share - cash basis from:
Development properties	(9,478)	(9,474)	—		(4)	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	8,525	8,525	—		—	—
Other non-same store (income) expense, net	(12,772)	(10,670)	—		47	(2,149)
Same store NOI at share - cash basis for the three months ended June 30, 2020	$243,105	$210,292	$17,765		$15,048	$—

NOI at share - cash basis for the three months ended March 31, 2020	$283,989	$243,665	$22,705		$15,435	$2,184
Less NOI at share - cash basis from:
Development properties	(17,024)	(17,024)	—		—	—
Hotel Pennsylvania (temporarily closed beginning April 1, 2020)	9,364	9,364	—		—	—
Other non-same store income, net	(12,521)	(9,858)	(422)		(57)	(2,184)
Same store NOI at share - cash basis for the three months ended March 31, 2020	$263,808	$226,147	$22,283		$15,378	$—

Decrease in same store NOI at share - cash basis for the three months ended June 30, 2020 compared to March 31, 2020	$(20,703)	$(15,855)	$(4,518)		$(330)	$—

% decrease in same store NOI at share - cash basis	(7.8)%	(7.0)%	(20.3)%	(1)	(2.1)%	—%
____________________

(1)	The decrease is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

Liquidity and Capital Resources
Rental revenue is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs. During the second quarter of 2020, we experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the temporary closure of Hotel Pennsylvania, the cancellation of trade shows at theMART through 2020, and lower revenues from BMS and signage. For the quarter ended June 30, 2020, we collected 88% (94% including rent deferrals) of rent due from our tenants, comprised of 93% (98% including rent deferrals) from our office tenants and 72% (78% including rent deferrals) from our retail tenants. While we believe that our tenants are required to pay rent under their leases, we have implemented and will continue to consider rent deferrals on a case-by-case basis. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.
As of June 30, 2020, we have $3.6 billion of liquidity comprised of $1.9 billion of cash and cash equivalents and restricted cash and $1.7 billion available on our $2.75 billion revolving credit facilities. The challenges posed by COVID-19 could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for development expenditures and acquisitions may require funding from borrowings and/or equity offerings. Consequently, the Company will continue to evaluate its liquidity and financial position on an ongoing basis.
We continue closings on the sale of condominium units at 220 CPS. During the second quarter of 2020, we closed on the sale of four condominium units for net proceeds aggregating $156,972,000 and in July 2020, we closed on the sale of seven condominium units for net proceeds aggregating $250,116,000. We expect to generate additional net cash proceeds from the sale of condominium units of approximately $500,000,000 for the remainder of 2020. In the aggregate, we will have recognized over $1.0 billion after-tax net gain, of which $678,817,000 has already been recognized in our consolidated statements of income from inception to June 30, 2020.
We may from time to time purchase, retire or redeem our outstanding debt securities or our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources - continued
Cash Flows for the Six Months Ended June 30, 2020 and 2019
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2020	2019
Net cash provided by operating activities	$267,715	$292,852	$(25,137)
Net cash (used in) provided by investing activities	(124,057)	2,113,511	(2,237,568)
Net cash provided by (used in) financing activities	112,552	(2,046,358)	2,158,910
Cash and cash equivalents and restricted cash was $1,863,341,000 as of June 30, 2020, a $256,210,000 increase from the balance as of December 31, 2019.
Net cash provided by operating activities of $267,715,000 for the six months ended June 30, 2020 was comprised of $342,149,000 of cash from operations, including distributions of income from partially owned entities of $79,436,000, and a net decrease of $74,434,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the net cash (used in) provided by investing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2020	2019
Proceeds from sale of condominium units at 220 Central Park South	$437,188	$690,734	$(253,546)
Development costs and construction in progress	(319,294)	(289,532)	(29,762)
Moynihan Train Hall expenditures	(183,007)	(205,783)	22,776
Additions to real estate	(85,252)	(120,060)	34,808
Proceeds from sales of marketable securities	28,375	167,852	(139,477)
Investments in partially owned entities	(3,157)	(15,588)	12,431
Distributions of capital from partially owned entities	1,090	24,880	(23,790)
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,255,756	(1,255,756)
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000	(500,000)
Proceeds from sale of real estate and related investments	—	108,512	(108,512)
Acquisitions of real estate and other	—	(3,260)	3,260
Net cash (used in) provided by investing activities	$(124,057)	$2,113,511	$(2,237,568)
The following table details the net cash provided by (used in) financing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		(Decrease) Increase in Cash Flow
	2020	2019
Dividends paid on common shares/Distributions to Vornado	$(624,627)	$(251,803)	$(372,824)
Proceeds from borrowings	554,297	458,955	95,342
Moynihan Train Hall reimbursement from Empire State Development	183,007	205,783	(22,776)
Contributions from noncontrolling interests in consolidated subsidiaries	98,268	8,315	89,953
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(54,440)	(49,140)	(5,300)
Dividends paid on preferred shares/Distributions to preferred unitholders	(37,593)	(25,066)	(12,527)
Repayments of borrowings	(11,347)	(1,943,157)	1,931,810
Proceeds received from exercise of Vornado stock options and other	5,267	2,046	3,221
Debt issuance costs	(143)	(13,522)	13,379
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)	8,555
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)	407,126
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)	22,058
Redemption of preferred shares/units	—	(893)	893
Net cash provided by (used in) financing activities	$112,552	$(2,046,358)	$2,158,910

Liquidity and Capital Resources - continued
Capital Expenditures for the Six Months Ended June 30, 2020
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the six months ended June 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$34,335	$28,900	$4,443	$992
Tenant improvements	35,756	30,001	3,624	2,131
Leasing commissions	15,360	11,415	3,173	772
Recurring tenant improvements, leasing commissions and other capital expenditures	85,451	70,316	11,240	3,895
Non-recurring capital expenditures	11,772	11,767	5	—
Total capital expenditures and leasing commissions	$97,223	$82,083	$11,245	$3,895
Development and Redevelopment Expenditures for the Six Months Ended June 30, 2020
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.
220 CPS
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.450 billion, of which $1.419 billion has been expended as of June 30, 2020.
PENN District
We are redeveloping PENN1, a 2,545,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be $325,000,000, of which $112,089,000 has been expended as of June 30, 2020.
We are redeveloping PENN2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $69,686,000 has been expended as of June 30, 2020.
We are also making districtwide improvements within the Penn District. The development cost of these improvements is estimated to be $100,000,000, of which $8,735,000 has been expended as of June 30, 2020.
Our 95% joint venture is developing Farley Office and Retail (the "Project"), which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of retail space. The total development cost of the Project is estimated to be approximately $1,030,000,000. As of June 30, 2020, $622,844,000 has been expended, which has been reduced by $88,000,000 of historic tax credit investor contributions (at our share).
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
We recently entered into a development agreement with the Metropolitan Transportation Authority to oversee the development of the Long Island Rail Road 33rd Street entrance at Penn Station which Skanska USA Civil Northeast, Inc. will construct under a fixed price contract for $124,639,000.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Six Months Ended June 30, 2020 - continued
Other
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $66,000,000, of which our share is $46,000,000. As of June 30, 2020, $54,242,000 has been expended, of which our share is $37,969,000.
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of June 30, 2020, $25,204,000 has been expended, of which our share is $12,602,000.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
Below is a summary of amounts paid for development and redevelopment expenditures for the six months ended June 30, 2020. These expenditures include interest and debt expense of $21,501,000, payroll of $8,876,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $53,313,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$127,998	$127,998	$—	$—	$—
220 CPS	62,450	—	—	—	62,450
PENN1	48,565	48,565	—	—	—
PENN2	44,810	44,810	—	—	—
345 Montgomery Street	9,775	—	—	9,775	—
Other	25,696	23,877	1,808	—	11
	$319,294	$245,250	$1,808	$9,775	$62,461
Capital Expenditures for the Six Months Ended June 30, 2019
Below is a summary of amounts paid for capital expenditures and leasing commissions for the six months ended June 30, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$53,457	$46,850	$4,822	$1,785
Tenant improvements	36,080	31,068	1,806	3,206
Leasing commissions	13,009	12,289	376	344
Recurring tenant improvements, leasing commissions and other capital expenditures	102,546	90,207	7,004	5,335
Non-recurring capital expenditures	21,505	19,780	86	1,639
Total capital expenditures and leasing commissions	$124,051	$109,987	$7,090	$6,974

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

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$106,980	$106,980	$—	$—	$—
220 CPS	102,926	—	—	—	102,926
PENN1	24,584	24,584	—	—	—
345 Montgomery Street	9,736	—	—	9,736	—
606 Broadway	7,464	7,464	—	—	—
1535 Broadway	1,031	1,031	—	—	—
Other	36,811	32,387	1,231	3,193	—
	$289,532	$172,446	$1,231	$12,929	$102,926
Commitments and Contingencies
Farley Office and Retail
The consolidated joint venture in which we own a 95% ownership interest was designated by Empire State Development ("ESD") to develop Farley Office and Retail. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
In connection with the development of the property, the joint venture took in a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2020, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
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
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right-to-use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we did not pay the monthly rents due under the non-recourse lease. As of June 30, 2020, we have a $46,350,000 lease liability and a $34,647,000 right-of-use asset recorded for this lease.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for Farley Office and Retail. As of June 30, 2020, the aggregate dollar amount of these guarantees and master leases is approximately $1,537,000,000.
As of June 30, 2020, $17,002,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
As investment manager of Vornado Capital Partners Real Estate Fund (the "Fund") we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the June 30, 2020 fair value of the Fund assets, at liquidation we would be required to make a $32,000,000 payment to the limited partners representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of June 30, 2020, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $11,000,000.
As of June 30, 2020, we have construction commitments aggregating approximately $556,000,000.

Funds From Operations (“FFO”)

Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of (loss) income per share are disclosed in Note 20 – (Loss) Income Per Share/(Loss) Income Per Class A Unit, in our consolidated financial statements on page 42 of this Quarterly Report on Form 10-Q.
FFO attributable to common shareholders plus assumed conversions was $203,256,000, or $1.06 per diluted share for the three months ended June 30, 2020, compared to $164,329,000, or $0.86 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $333,616,000, or $1.75 per diluted share for the six months ended June 30, 2020, compared to $412,013,000, or $2.16 per diluted share, for the prior year’s six months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of our net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net (loss) income attributable to common shareholders	$(197,750)	$2,400,195	$(192,787)	$2,581,683
Per diluted share	$(1.03)	$12.56	$(1.01)	$13.51

FFO adjustments:
Depreciation and amortization of real property	$85,179	$105,453	$170,315	$213,936
Net gain on transfer to Fifth Avenue and Times Square JV on April 18, 2019, net of $11,945 attributable to noncontrolling interests	—	(2,559,154)	—	(2,559,154)
Real estate impairment losses	—	31,436	—	31,436
Net gain from sale of UE common shares (sold on March 4, 2019)	—	—	—	(62,395)
(Increase) decrease in fair value of marketable securities:
PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020)	—	(1,313)	4,938	14,336
Lexington (sold on March 1, 2019)	—	—	—	(16,068)
Other	—	1	—	(41)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $467 of noncontrolling interests	305,859	—	305,859	—
Depreciation and amortization of real property	39,736	34,631	80,159	59,621
(Increase) decrease in fair value of marketable securities	(565)	1,709	3,126	1,697
	430,209	(2,387,237)	564,397	(2,316,632)
Noncontrolling interests' share of above adjustments	(29,215)	151,357	(38,019)	146,933
FFO adjustments, net	$400,994	$(2,235,880)	$526,378	$(2,169,699)

FFO attributable to common shareholders	$203,244	$164,315	$333,591	$411,984
Convertible preferred share dividends	12	14	25	29
FFO attributable to common shareholders plus assumed conversions	$203,256	$164,329	$333,616	$412,013
Per diluted share	$1.06	$0.86	$1.75	$2.16

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,104	190,781	191,071	190,735
Effect of dilutive securities:
Convertible preferred shares	28	34	29	35
Employee stock options and restricted share awards	—	243	2	256
AO LTIPs	—	—	5	—
Denominator for FFO per diluted share	191,132	191,058	191,107	191,026

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2020			2019
	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$2,197,797	1.42%	$21,978	$1,643,500	3.09%
Fixed rate	5,789,860	3.56%	—	5,801,516	3.57%
	$7,987,657	2.97%	21,978	$7,445,016	3.46%
Pro rata share of debt of non-consolidated entities(1):
Variable rate	$1,493,887	1.80%	14,939	$1,441,690	3.34%
Fixed rate	1,360,980	3.93%	—	1,361,169	3.93%
	$2,854,867	2.81%	14,939	$2,802,859	3.62%
Noncontrolling interests' share of consolidated subsidiaries			(361)
Total change in annual net income attributable to the Operating Partnership			36,556
Noncontrolling interests’ share of the Operating Partnership			(2,482)
Total change in annual net income attributable to Vornado			$34,074
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.18
Total change in annual net income attributable to Vornado per diluted share			$0.18
____________________

(1)
Our pro rata share of debt of non-consolidated entities as of June 30, 2020 and December 31, 2019 is net of $16,200 and $63,409, respectively, of our share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2020, the estimated fair value of our consolidated debt was $7,981,000,000.
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of June 30, 2020 and December 31, 2019.

(Amounts in thousands)	As of June 30, 2020
				Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Other	$67	$175,000

Included in other liabilities:
Unsecured term loan	$68,709	$750,000	(1)	L+100	1.18%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	9,592	100,000		L+180	1.99%	4.14%	1/25
888 Seventh Avenue mortgage loan	2,355	375,000		L+170	1.88%	3.25%	12/20
770 Broadway mortgage loan	846	700,000		L+175	1.93%	2.56%	9/20
	$81,502	$1,925,000
____________________

(1)	Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging - continued

(Amounts in thousands)	As of December 31, 2019
			Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount	Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
770 Broadway mortgage loan	$4,045	$700,000	L+175	3.46%	2.56%	9/20
888 Seventh Avenue mortgage loan	218	375,000	L+170	3.44%	3.25%	12/20
Other	64	175,000
	$4,327	$1,250,000

Included in other liabilities:
Unsecured term loan	$36,809	$750,000	L+100	2.80%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	3,545	100,000	L+180	3.52%	4.14%	1/25
	$40,354	$850,000

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, such disclosure controls and procedures were effective.
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
In December 2019, a novel strain of coronavirus (“COVID-19”) was identified in Wuhan, China and by March 11, 2020, the World Health Organization had declared it a global pandemic. Many states in the U.S., including New York, New Jersey, Illinois and California implemented stay-at-home orders for all "non-essential" business and activity in an aggressive effort to curb the spread of the virus. In May 2020, certain states implemented phased re-opening plans for businesses and activities that were previously ordered to close, with limitations on occupancy and certain other restrictions. It is uncertain as to how long these restrictions will continue or if additional restrictions or closures will be imposed. As a result of the COVID-19 pandemic, the U.S. economy has suffered and there has been significant volatility in the financial markets. Many U.S. industries and businesses have been negatively affected and millions of people have filed for unemployment.
Our properties, which are concentrated in New York City, and in Chicago and San Francisco, have been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:

•
With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020.

•	While our buildings remain open, many of our office tenants are working remotely.

•	We have temporarily closed the Hotel Pennsylvania.

•	We have cancelled trade shows at theMART for the remainder of 2020.

•
Because certain of our development projects were deemed "non-essential," they were temporarily paused in March 2020 due to New York State executive orders and resumed once New York City entered phase one of its state mandated reopening plan on June 8, 2020.

•
As of April 30, 2020, we placed 1,803 employees on temporary furlough, which included 1,293 employees of Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees. As of July 31, 2020, 542 employees have been taken off furlough and returned to work, which included 503 employees of BMS and 39 corporate staff employees.

•	Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.

•	Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo his or her $75,000 annual cash retainer for the remainder of 2020.
While we believe our tenants are required to pay rent under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants. We have made a policy election in accordance with the Financial Accounting Standards Board (“FASB”) Staff Q&A which provides relief in accounting for leases during the COVID-19 pandemic, allowing us to continue recognizing rental revenue on a straight-line basis for rent deferrals, with no impact to revenue recognition, and to recognize rent abatements as a reduction to rental revenue in the period granted.
For the quarter ended June 30, 2020, we collected 88% (94% including rent deferrals) of rent due from our tenants, comprised of 93% (98% including rent deferrals) from our office tenants and 72% (78% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months.
Numerous Federal, state, local and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Certain of our tenants have incurred and may continue to incur significant costs or losses as a result of the COVID-19 pandemic and/or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors that may adversely impact their ability to pay us timely or at all.

Item 1A. Risk Factors - continued
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market or other disruptions worldwide. Conditions in the bank lending, capital and other financial markets may deteriorate as a result of the pandemic, our access to capital and other sources of funding may become constrained and the ratios of our debt to asset values may deteriorate, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global, national, regional and local economic conditions as a result of the pandemic may ultimately decrease occupancy levels and/or rent levels across our portfolio as tenants reduce or defer their spending, which may result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders and the impact could be material. In addition, we have concluded that our investment in Fifth Avenue and Times Square JV is "other-than-temporarily" impaired and recorded a $306,326,000 non-cash impairment loss on our consolidated statements of income for the three and six months ended June 30, 2020. The value of our real estate assets may continue to decline, which may result in additional non-cash impairment charges in future periods and that impact could be material. The extent of the COVID-19 pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak and governmental responses thereto, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the ultimate effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. The potential effects of COVID-19 also could impact many of our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and give rise to additional risks and uncertainties currently not known to us or that we currently deem to be immaterial. However, the potential impact remains uncertain but that impact could be material to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended June 30, 2020, we issued 63,990 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $368,479 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
10.38	—	Amended Form of Vornado Realty Trust 2019 Omnibus Share Plan - Incorporated by reference to Annex B
		to Vornado Realty Trust’s Proxy Statement dated April 3, 2020 (File No. 001-11954), filed on April 3, 2020	*
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101	—	The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report
on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting
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
the quarter ended June 30, 2020, formatted as iXBRL and contained in Exhibit 101

_________________________
	*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: August 3, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: August 3, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)