Form 10-Q
period 2020-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2020-11-02
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2020
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
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

As of September 30, 2020, 191,260,981 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
The Company believes that combining the quarterly reports on Form 10-Q of Vornado and the Operating Partnership into this single report provides the following benefits:
•enhances investors’ understanding of Vornado and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation because a substantial portion of the disclosure applies to both Vornado and the Operating Partnership; and
•creates time and cost efficiencies in the preparation of one combined report instead of two separate reports.
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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:
•Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:
•Note 12. Redeemable Noncontrolling Interests
•Note 13. Shareholders' Equity/Partners' Capital
•Note 20. Income (Loss) Per Share/Income (Loss) Per Class A Unit
•Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	September 30, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land	$2,589,452	$2,591,261
Buildings and improvements	8,004,206	7,953,163
Development costs and construction in progress	1,514,941	1,490,614
Moynihan Train Hall development expenditures	1,223,600	914,960
Leasehold improvements and equipment	128,642	124,014
Total	13,460,841	13,074,012
Less accumulated depreciation and amortization	(3,155,416)	(3,015,958)
Real estate, net	10,305,425	10,058,054
Right-of-use assets	374,805	379,546
Cash and cash equivalents	1,411,047	1,515,012
Restricted cash	79,291	92,119
Marketable securities	—	33,313
Tenant and other receivables	103,051	95,733
Investments in partially owned entities	3,504,328	3,999,165
Real estate fund investments	3,739	222,649
220 Central Park South condominium units ready for sale	181,041	408,918
Receivable arising from the straight-lining of rents	678,381	742,206
Deferred leasing costs, net of accumulated amortization of $191,093 and $196,229	385,089	353,986
Identified intangible assets, net of accumulated amortization of $95,567 and $98,587	25,746	30,965
Other assets	510,955	355,347
	$17,562,898	$18,287,013
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,639,151	$5,639,897
Senior unsecured notes, net	446,482	445,872
Unsecured term loan, net	796,499	745,840
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	425,646	498,254
Moynihan Train Hall obligation	1,223,600	914,960
Special dividend/distribution payable	—	398,292
Accounts payable and accrued expenses	430,446	440,049
Deferred revenue	45,473	59,429
Deferred compensation plan	98,543	103,773
Other liabilities	302,622	265,754
Total liabilities	9,983,462	10,087,120
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,670,466 and 13,298,956 units outstanding	594,934	884,380
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	599,469	888,915
Redeemable noncontrolling interest in a consolidated subsidiary	94,282	—
Total redeemable noncontrolling interests	693,751	888,915
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 36,793,402 and 36,795,640 shares	891,156	891,214
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,260,981 and 190,985,677 shares	7,629	7,618
Additional capital	8,123,524	7,827,697
Earnings less than distributions	(2,463,635)	(1,954,266)
Accumulated other comprehensive loss	(89,834)	(40,233)
Total shareholders' equity	6,468,840	6,732,030
Noncontrolling interests in consolidated subsidiaries	416,845	578,948
Total equity	6,885,685	7,310,978
	$17,562,898	$18,287,013
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Rental revenues	$322,253	$427,638	$1,038,721	$1,348,814
Fee and other income	41,709	38,323	112,799	114,918
Total revenues	363,962	465,961	1,151,520	1,463,732
EXPENSES:
Operating	(195,645)	(226,359)	(600,077)	(694,006)
Depreciation and amortization	(107,013)	(96,437)	(292,611)	(326,181)
General and administrative	(32,407)	(33,237)	(120,255)	(130,129)
(Expense) benefit from deferred compensation plan liability	(4,341)	(974)	548	(7,722)
(Expense from transaction related costs and impairment losses) and gain from lease liability extinguishment, net	(584)	(1,576)	68,566	(103,315)
Total expenses	(339,990)	(358,583)	(943,829)	(1,261,353)

(Loss) income from partially owned entities	(80,909)	25,946	(353,679)	56,139
(Loss) income from real estate fund investments	(13,823)	2,190	(225,328)	(13,780)
Interest and other investment income (loss), net	1,729	3,045	(7,068)	15,930
Income (loss) from deferred compensation plan assets	4,341	974	(548)	7,722
Interest and debt expense	(57,371)	(61,448)	(174,618)	(226,940)
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	—	2,571,099
Net gains on disposition of wholly owned and partially owned assets	214,578	309,657	338,862	641,664
Income (loss) before income taxes	92,517	387,742	(214,688)	3,254,213
Income tax expense	(23,781)	(23,885)	(38,431)	(80,542)
Income (loss) from continuing operations	68,736	363,857	(253,119)	3,173,671
Loss from discontinued operations	—	(8)	—	(85)
Net income (loss)	68,736	363,849	(253,119)	3,173,586
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	848	(5,774)	141,003	(34,045)
Operating Partnership	(3,884)	(22,637)	10,090	(197,354)
Net income (loss) attributable to Vornado	65,700	335,438	(102,026)	2,942,187
Preferred share dividends	(12,530)	(12,532)	(37,591)	(37,598)
NET INCOME (LOSS) attributable to common shareholders	$53,170	$322,906	$(139,617)	$2,904,589

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.28	$1.69	$(0.73)	$15.22
Weighted average shares outstanding	191,162	190,814	191,102	190,762

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.28	$1.69	$(0.73)	$15.20
Weighted average shares outstanding	191,162	191,024	191,102	191,027
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$68,736	$363,849	$(253,119)	$3,173,586
Other comprehensive (loss) income:
Other comprehensive (loss) income of nonconsolidated subsidiaries	(15,634)	11	(15,626)	(949)
Increase (reduction) in value of interest rate swaps and other	7,926	(9,954)	(37,473)	(55,495)
Amounts reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	—	—	(2,311)
Comprehensive income (loss)	61,028	353,906	(306,218)	3,114,831
Less comprehensive (income) loss attributable to noncontrolling interests	(2,516)	(27,761)	154,591	(227,667)
Comprehensive income (loss) attributable to Vornado	$58,512	$326,145	$(151,627)	$2,887,164
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Loss
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2020
Balance as of June 30, 2020	36,794	$891,164	191,151	$7,625	$8,095,774	$(2,415,500)	$(82,646)	$432,492	6,928,909
Net income attributable to Vornado	—	—	—	—	—	65,700	—	—	65,700
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(1,019)	(1,019)
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,311)	—	—	(101,311)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(12,530)	—	—	(12,530)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	100	4	3,582	—	—	—	3,586
Under dividend reinvestment plan	—	—	9	1	299	—	—	—	300
Contributions	—	—	—	—	—	—	—	358	358
Distributions	—	—	—	—	—	—	—	(14,987)	(14,987)
Conversion of Series A preferred shares to common shares	(1)	(7)	—	—	7	—	—	—	—
Deferred compensation shares and options	—	—	—	—	304	—	—	—	304
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(15,634)	—	(15,634)
Increase in value of interest rate swaps	—	—	—	—	—	—	7,926	—	7,926
Redeemable Class A unit measurement adjustment	—	—	—	—	23,557	—	—	—	23,557
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	520	—	520
Other	—	(1)	1	(1)	1	6	—	1	6
Balance as of September 30, 2020	36,793	$891,156	191,261	$7,629	$8,123,524	$(2,463,635)	$(89,834)	$416,845	$6,885,685
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Loss
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2019:
Balance as of June 30, 2019	36,797	$891,256	190,813	$7,611	$7,845,748	$(1,845,995)	$(38,066)	$635,590	$7,496,144
Net income attributable to Vornado	—	—	—	—	—	335,438	—	—	335,438
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	5,774	5,774
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(125,947)	—	—	(125,947)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(12,532)	—	—	(12,532)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	31	1	1,998	—	—	—	1,999
Under dividend reinvestment plan	—	—	6	1	356	—	—	—	357
Contributions	—	—	—	—	—	—	—	908	908
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	(7,086)	(7,086)
Deferred compensation shares and options	—	—	—	—	266	—	—	—	266
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	11	—	11
Reduction in value of interest rate swaps	—	—	—	—	—	—	(9,953)	—	(9,953)
Redeemable Class A unit measurement adjustment	—	—	—	—	24,228	—	—	—	24,228
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	650	—	650
Other	—	—	—	—	1	1	(1)	4	5
Balance as of September 30, 2019	36,797	$891,256	190,850	$7,613	$7,872,597	$(1,649,035)	$(47,359)	$635,184	$7,710,256
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)						Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital				Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2020:
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change (see Note 4)	—	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado	—	—	—	—	—	(102,026)	—	—	(102,026)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(141,310)	(141,310)
Dividends on common shares ($1.85 per share)	—	—	—	—	—	(353,558)	—	—	(353,558)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(37,591)	—	—	(37,591)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	149	6	6,044	—	—	—	6,050
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	40	2	2,048	—	—	—	2,050
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	2,837	2,837
Distributions	—	—	—	—	—	—	—	(25,517)	(25,517)
Conversion of Series A preferred shares to common shares	(3)	(57)	4	—	57	—	—	—	—
Deferred compensation shares and options	—	—	13	1	905	(137)	—	—	769
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(15,626)	—	(15,626)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(37,473)	—	(37,473)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	—	272,436	—	—	—	272,436
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,498	—	3,498
Other	—	(1)	—	(1)	(1)	7	—	(1,502)	(1,498)
Balance as of September 30, 2020	36,793	$891,156	191,261	$7,629	$8,123,524	$(2,463,635)	$(89,834)	$416,845	$6,885,685
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
						Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)
	Preferred Shares		Common Shares		Additional Capital				Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2019:
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	2,942,187	—	—	2,942,187
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	34,045	34,045
Dividends on common shares ($1.98 per share)	—	—	—	—	—	(377,750)	—	—	(377,750)
Dividends on preferred shares (see Note 13 for dividends per share amounts)	—	—	—	—	—	(37,598)	—	—	(37,598)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	123	5	8,123	—	—	—	8,128
Under employees' share option plan	—	—	165	7	1,338	(8,692)	—	—	(7,347)
Under dividend reinvestment plan	—	—	16	1	1,057	—	—	—	1,058
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	—	5,839	5,839
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	—	(39,290)	(39,290)
Conversion of Series A preferred shares to common shares	(2)	(38)	3	—	38	—	—	—	—
Deferred compensation shares and options	—	—	8	—	829	—	—	—	829
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(949)	—	(949)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(55,497)	—	(55,497)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Redeemable Class A unit measurement adjustment	—	—	—	—	123,635	—	—	—	123,635
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,732	—	3,732
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	(1)	—	—	—	—	2	2	1	5
Balance as of September 30, 2019	36,797	$891,256	190,850	$7,613	$7,872,597	$(1,649,035)	$(47,359)	$635,184	$7,710,256
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(253,119)	$3,173,586
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net loss (income) of partially owned entities	353,679	(56,139)
Net gains on disposition of wholly owned and partially owned assets	(338,862)	(641,664)
Depreciation and amortization (including amortization of deferred financing costs)	305,905	341,951
Net unrealized loss on real estate fund investments	225,412	16,162
Distributions of income from partially owned entities	132,850	66,252
Non-cash (gain on extinguishment of 608 Fifth Avenue lease liability) impairment loss on 608 Fifth Avenue right-of-use asset	(70,260)	75,220
Write-off of lease receivables deemed uncollectible	60,766	16,488
Stock-based compensation expense	39,638	48,045
Straight-lining of rents	20,021	8,446
Credit losses on loans receivable	13,369	—
Amortization of below-market leases, net	(13,054)	(15,561)
Decrease in fair value of marketable securities	4,938	3,095
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Real estate impairment losses	—	26,140
Prepayment penalty on redemption of senior unsecured notes due 2022	—	22,058
Other non-cash adjustments	7,544	3,406
Changes in operating assets and liabilities:
Real estate fund investments	(6,502)	(4,000)
Tenant and other receivables, net	(27,093)	(28,110)
Prepaid assets	(215,645)	(74,502)
Other assets	(41,328)	(10,195)
Accounts payable and accrued expenses	(4,058)	1,496
Other liabilities	(2,841)	(3,104)
Net cash provided by operating activities	191,360	397,971

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	939,292	1,039,493
Development costs and construction in progress	(448,167)	(448,281)
Moynihan Train Hall expenditures	(277,128)	(352,211)
Additions to real estate	(112,906)	(189,579)
Proceeds from sales of marketable securities	28,375	168,314
Investments in partially owned entities	(6,156)	(16,480)
Distributions of capital from partially owned entities	1,090	24,880
Acquisitions of real estate and other	(985)	(3,260)
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,248,743
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000
Proceeds from sale of real estate and related investments	—	255,534
Proceeds from repayments of loans receivable	—	1,395
Net cash provided by investing activities	123,415	2,228,548

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Financing Activities:
Dividends paid on common shares	$(725,938)	$(377,750)
Proceeds from borrowings	555,918	1,107,852
Repayments of borrowings	(514,493)	(2,635,028)
Moynihan Train Hall reimbursement from Empire State Development	277,128	352,211
Contributions from noncontrolling interests	98,626	9,223
Distributions to noncontrolling interests	(76,759)	(65,084)
Dividends paid on preferred shares	(50,123)	(37,598)
Proceeds received from exercise of employee share options and other	5,567	2,403
Debt issuance costs	(1,357)	(15,328)
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)
Redemption of preferred shares	—	(893)
Net cash used in financing activities	(431,568)	(2,097,868)
Net (decrease) increase in cash and cash equivalents and restricted cash	(116,793)	528,651
Cash and cash equivalents and restricted cash at beginning of period	1,607,131	716,905
Cash and cash equivalents and restricted cash at end of period	$1,490,338	$1,245,556

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,515,012	$570,916
Restricted cash at beginning of period	92,119	145,989
Cash and cash equivalents and restricted cash at beginning of period	$1,607,131	$716,905

Cash and cash equivalents at end of period	$1,411,047	$1,132,491
Restricted cash at end of period	79,291	113,065
Cash and cash equivalents and restricted cash at end of period	$1,490,338	$1,245,556

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $30,649 and $55,186	$164,752	$227,310
Cash payments for income taxes	$14,252	$47,345

Non-Cash Investing and Financing Activities:
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	$370,850	$825,520
Redeemable Class A unit measurement adjustment	272,436	123,635
Accrued capital expenditures included in accounts payable and accrued expenses	118,672	117,205
Write-off of fully depreciated assets	(111,863)	(113,261)
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	—	2,327,750
Common equity	—	1,449,495
Lease liabilities arising from the recognition of right-of-use assets	—	526,866
Marketable securities transferred in connection with the defeasance of mortgage payable	—	(407,126)
Defeasance of mortgage payable	—	390,000
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	54,962
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	September 30, 2020	December 31, 2019
ASSETS
Real estate, at cost:
Land	$2,589,452	$2,591,261
Buildings and improvements	8,004,206	7,953,163
Development costs and construction in progress	1,514,941	1,490,614
Moynihan Train Hall development expenditures	1,223,600	914,960
Leasehold improvements and equipment	128,642	124,014
Total	13,460,841	13,074,012
Less accumulated depreciation and amortization	(3,155,416)	(3,015,958)
Real estate, net	10,305,425	10,058,054
Right-of-use assets	374,805	379,546
Cash and cash equivalents	1,411,047	1,515,012
Restricted cash	79,291	92,119
Marketable securities	—	33,313
Tenant and other receivables	103,051	95,733
Investments in partially owned entities	3,504,328	3,999,165
Real estate fund investments	3,739	222,649
220 Central Park South condominium units ready for sale	181,041	408,918
Receivable arising from the straight-lining of rents	678,381	742,206
Deferred leasing costs, net of accumulated amortization of $191,093 and $196,229	385,089	353,986
Identified intangible assets, net of accumulated amortization of $95,567 and $98,587	25,746	30,965
Other assets	510,955	355,347
	$17,562,898	$18,287,013
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,639,151	$5,639,897
Senior unsecured notes, net	446,482	445,872
Unsecured term loan, net	796,499	745,840
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	425,646	498,254
Moynihan Train Hall obligation	1,223,600	914,960
Special distribution payable	—	398,292
Accounts payable and accrued expenses	430,446	440,049
Deferred revenue	45,473	59,429
Deferred compensation plan	98,543	103,773
Other liabilities	302,622	265,754
Total liabilities	9,983,462	10,087,120
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,670,466 and 13,298,956 units outstanding	594,934	884,380
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	599,469	888,915
Redeemable noncontrolling interest in a consolidated subsidiary	94,282	—
Total redeemable noncontrolling interests	693,751	888,915
Partners' equity:
Partners' capital	9,022,309	8,726,529
Earnings less than distributions	(2,463,635)	(1,954,266)
Accumulated other comprehensive loss	(89,834)	(40,233)
Total partners' equity	6,468,840	6,732,030
Noncontrolling interests in consolidated subsidiaries	416,845	578,948
Total equity	6,885,685	7,310,978
	$17,562,898	$18,287,013
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Rental revenues	$322,253	$427,638	$1,038,721	$1,348,814
Fee and other income	41,709	38,323	112,799	114,918
Total revenues	363,962	465,961	1,151,520	1,463,732
EXPENSES:
Operating	(195,645)	(226,359)	(600,077)	(694,006)
Depreciation and amortization	(107,013)	(96,437)	(292,611)	(326,181)
General and administrative	(32,407)	(33,237)	(120,255)	(130,129)
(Expense) benefit from deferred compensation plan liability	(4,341)	(974)	548	(7,722)
(Expense from transaction related costs and impairment losses) and gain from lease liability extinguishment, net	(584)	(1,576)	68,566	(103,315)
Total expenses	(339,990)	(358,583)	(943,829)	(1,261,353)

(Loss) income from partially owned entities	(80,909)	25,946	(353,679)	56,139
(Loss) income from real estate fund investments	(13,823)	2,190	(225,328)	(13,780)
Interest and other investment income (loss), net	1,729	3,045	(7,068)	15,930
Income (loss) from deferred compensation plan assets	4,341	974	(548)	7,722
Interest and debt expense	(57,371)	(61,448)	(174,618)	(226,940)
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	—	2,571,099
Net gains on disposition of wholly owned and partially owned assets	214,578	309,657	338,862	641,664
Income (loss) before income taxes	92,517	387,742	(214,688)	3,254,213
Income tax expense	(23,781)	(23,885)	(38,431)	(80,542)
Income (loss) from continuing operations	68,736	363,857	(253,119)	3,173,671
Loss from discontinued operations	—	(8)	—	(85)
Net income (loss)	68,736	363,849	(253,119)	3,173,586
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	848	(5,774)	141,003	(34,045)
Net income (loss) attributable to Vornado Realty L.P.	69,584	358,075	(112,116)	3,139,541
Preferred unit distributions	(12,572)	(12,574)	(37,715)	(37,722)
NET INCOME (LOSS) attributable to Class A unitholders	$57,012	$345,501	$(149,831)	$3,101,819

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.28	$1.69	$(0.76)	$15.21
Weighted average units outstanding	203,554	203,009	203,480	202,903

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.28	$1.69	$(0.76)	$15.18
Weighted average units outstanding	203,554	203,550	203,480	203,416
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$68,736	$363,849	$(253,119)	$3,173,586
Other comprehensive (loss) income:
Other comprehensive (loss) income of nonconsolidated subsidiaries	(15,634)	11	(15,626)	(949)
Increase (reduction) in value of interest rate swaps and other	7,926	(9,954)	(37,473)	(55,495)
Amounts reclassified from accumulated other comprehensive loss relating to a nonconsolidated subsidiary	—	—	—	(2,311)
Comprehensive income (loss)	61,028	353,906	(306,218)	3,114,831
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	848	(5,774)	141,003	(34,045)
Comprehensive income (loss) attributable to Vornado Realty L.P.	$61,876	$348,132	$(165,215)	$3,080,786
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)							Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Loss		Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2020:
Balance as of June 30, 2020	36,794	$891,164	191,151	$8,103,399	$(2,415,500)	$(82,646)	$432,492	$6,928,909
Net income attributable to Vornado Realty L.P.	—	—	—	—	69,584	—	—	69,584
Net income attributable to redeemable partnership units	—	—	—	—	(3,884)	—	—	(3,884)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(1,019)	(1,019)
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,311)	—	—	(101,311)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(12,530)	—	—	(12,530)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	100	3,586	—	—	—	3,586
Under Vornado's dividend reinvestment plan	—	—	9	300	—	—	—	300
Contributions	—	—	—	—	—	—	358	358
Distributions	—	—	—	—	—	—	(14,987)	(14,987)
Conversion of Series A preferred units to Class A units	(1)	(7)	—	7	—	—	—	—
Deferred compensation units and options	—	—	—	304	—	—	—	304
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(15,634)	—	(15,634)
Increase in value of interest rate swaps	—	—	—	—	—	7,926	—	7,926
Redeemable Class A unit measurement adjustment	—	—	—	23,557	—	—	—	23,557
Redeemable partnership units' share of above adjustments	—	—	—	—	—	520	—	520
Other	—	(1)	1	—	6	—	1	6
Balance as of September 30, 2020	36,793	$891,156	191,261	$8,131,153	$(2,463,635)	$(89,834)	$416,845	$6,885,685
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2019:
Balance as of June 30, 2019	36,797	$891,256	190,813	$7,853,359	$(1,845,995)	$(38,066)	$635,590	$7,496,144
Net income attributable to Vornado Realty L.P.	—	—	—	—	358,075	—	—	358,075
Net income attributable to redeemable partnership units	—	—	—	—	(22,637)	—	—	(22,637)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	5,774	5,774
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(125,947)	—	—	(125,947)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(12,532)	—	—	(12,532)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	31	1,999	—	—	—	1,999
Under Vornado's dividend reinvestment plan	—	—	6	357	—	—	—	357
Contributions	—	—	—	—	—	—	908	908
Distributions:
Real estate fund investments	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	(7,086)	(7,086)
Deferred compensation units and options	—	—	—	266	—	—	—	266
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	11	—	11
Reduction in value of interest rate swaps	—	—	—	—	—	(9,953)	—	(9,953)
Redeemable Class A unit measurement adjustment	—	—	—	24,228	—	—	—	24,228
Redeemable partnership units' share of above adjustments	—	—	—	—	—	650	—	650
Other	—	—	—	1	1	(1)	4	5
Balance as of September 30, 2019	36,797	$891,256	190,850	$7,880,210	$(1,649,035)	$(47,359)	$635,184	$7,710,256
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2020:
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change (see Note 4)	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(112,116)	—	—	(112,116)
Net loss attributable to redeemable partnership units	—	—	—	—	10,090	—	—	10,090
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(141,310)	(141,310)
Distributions to Vornado ($1.85 per unit)	—	—	—	—	(353,558)	—	—	(353,558)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(37,591)	—	—	(37,591)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	149	6,050	—	—	—	6,050
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	40	2,050	—	—	—	2,050
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	2,837	2,837
Distributions	—	—	—	—	—	—	(25,517)	(25,517)
Conversion of Series A preferred units to Class A units	(3)	(57)	4	57	—	—	—	—
Deferred compensation units and options	—	—	13	906	(137)	—	—	769
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(15,626)	—	(15,626)
Reduction in value of interest rate swaps	—	—	—	—	—	(37,473)	—	(37,473)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	272,436	—	—	—	272,436
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,498	—	3,498
Other	—	(1)	—	(2)	7	—	(1,502)	(1,498)
Balance as of September 30, 2020	36,793	$891,156	191,261	$8,131,153	$(2,463,635)	$(89,834)	$416,845	$6,885,685
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2019:
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	3,139,541	—	—	3,139,541
Net income attributable to redeemable partnership units	—	—	—	—	(197,354)	—	—	(197,354)
Net income attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	34,045	34,045
Distributions to Vornado ($1.98 per unit)	—	—	—	—	(377,750)	—	—	(377,750)
Distributions to preferred unitholders (see Note 13 for distributions per unit amounts)	—	—	—	—	(37,598)	—	—	(37,598)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	123	8,128	—	—	—	8,128
Under Vornado's employees' share option plan	—	—	165	1,345	(8,692)	—	—	(7,347)
Under Vornado's dividend reinvestment plan	—	—	16	1,058	—	—	—	1,058
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,384	3,384
Other	—	—	—	—	—	—	5,839	5,839
Distributions:
Real estate fund investments	—	—	—	—	—	—	(6)	(6)
Other	—	—	—	—	—	—	(39,290)	(39,290)
Preferred unit issuance	(2)	(38)	3	38	—	—	—	—
Deferred compensation units and options	—	—	8	829	—	—	—	829
Amount reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(949)	—	(949)
Reduction in value of interest rate swaps	—	—	—	—	—	(55,497)	—	(55,497)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Redeemable Class A unit measurement adjustment	—	—	—	123,635	—	—	—	123,635
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,732	—	3,732
Deconsolidation of partially owned entity	—	—	—	—	—	—	(11,441)	(11,441)
Other	(1)	—	—	—	2	2	1	5
Balance as of September 30, 2019	36,797	$891,256	190,850	$7,880,210	$(1,649,035)	$(47,359)	$635,184	$7,710,256
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(253,119)	$3,173,586
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net loss (income) of partially owned entities	353,679	(56,139)
Net gains on disposition of wholly owned and partially owned assets	(338,862)	(641,664)
Depreciation and amortization (including amortization of deferred financing costs)	305,905	341,951
Net unrealized loss on real estate fund investments	225,412	16,162
Distributions of income from partially owned entities	132,850	66,252
Non-cash (gain on extinguishment of 608 Fifth Avenue lease liability) impairment loss on 608 Fifth Avenue right-of-use asset	(70,260)	75,220
Write-off of lease receivables deemed uncollectible	60,766	16,488
Stock-based compensation expense	39,638	48,045
Straight-lining of rents	20,021	8,446
Credit losses on loans receivable	13,369	—
Amortization of below-market leases, net	(13,054)	(15,561)
Decrease in fair value of marketable securities	4,938	3,095
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Real estate impairment losses	—	26,140
Prepayment penalty on redemption of senior unsecured notes due 2022	—	22,058
Other non-cash adjustments	7,544	3,406
Changes in operating assets and liabilities:
Real estate fund investments	(6,502)	(4,000)
Tenant and other receivables, net	(27,093)	(28,110)
Prepaid assets	(215,645)	(74,502)
Other assets	(41,328)	(10,195)
Accounts payable and accrued expenses	(4,058)	1,496
Other liabilities	(2,841)	(3,104)
Net cash provided by operating activities	191,360	397,971

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	939,292	1,039,493
Development costs and construction in progress	(448,167)	(448,281)
Moynihan Train Hall expenditures	(277,128)	(352,211)
Additions to real estate	(112,906)	(189,579)
Proceeds from sales of marketable securities	28,375	168,314
Investments in partially owned entities	(6,156)	(16,480)
Distributions of capital from partially owned entities	1,090	24,880
Acquisitions of real estate and other	(985)	(3,260)
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,248,743
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000
Proceeds from sale of real estate and related investments	—	255,534
Proceeds from repayments of loans receivable	—	1,395
Net cash provided by investing activities	123,415	2,228,548
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Financing Activities:
Distributions to Vornado	$(725,938)	$(377,750)
Proceeds from borrowings	555,918	1,107,852
Repayments of borrowings	(514,493)	(2,635,028)
Moynihan Train Hall reimbursement from Empire State Development	277,128	352,211
Contributions from noncontrolling interests in consolidated subsidiaries	98,626	9,223
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(76,759)	(65,084)
Distributions to preferred unitholders	(50,123)	(37,598)
Proceeds received from exercise of Vornado stock options and other	5,567	2,403
Debt issuance costs	(1,357)	(15,328)
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)
Redemption of preferred units	—	(893)
Net cash used in financing activities	(431,568)	(2,097,868)
Net (decrease) increase in cash and cash equivalents and restricted cash	(116,793)	528,651
Cash and cash equivalents and restricted cash at beginning of period	1,607,131	716,905
Cash and cash equivalents and restricted cash at end of period	$1,490,338	$1,245,556

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,515,012	$570,916
Restricted cash at beginning of period	92,119	145,989
Cash and cash equivalents and restricted cash at beginning of period	$1,607,131	$716,905

Cash and cash equivalents at end of period	$1,411,047	$1,132,491
Restricted cash at end of period	79,291	113,065
Cash and cash equivalents and restricted cash at end of period	$1,490,338	$1,245,556

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $30,649 and $55,186	$164,752	$227,310
Cash payments for income taxes	$14,252	$47,345

Non-Cash Investing and Financing Activities:
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	$370,850	$825,520
Redeemable Class A unit measurement adjustment	272,436	123,635
Accrued capital expenditures included in accounts payable and accrued expenses	118,672	117,205
Write-off of fully depreciated assets	(111,863)	(113,261)
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	—	2,327,750
Common equity	—	1,449,495
Lease liabilities arising from the recognition of right-of-use assets	—	526,866
Marketable securities transferred in connection with the defeasance of mortgage payable	—	(407,126)
Defeasance of mortgage payable	—	390,000
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	54,962
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of September 30, 2020. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
2.    COVID-19 Pandemic
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020.
•While our buildings remain open, many of our office tenants are working remotely.
•We have closed the Hotel Pennsylvania. In connection with the closure, we accrued $9,246,000 of severance for furloughed Hotel Pennsylvania union employees and recognized a corresponding $3,145,000 income tax benefit for the three and nine months ended September 30, 2020.
•We have cancelled trade shows at theMART for the remainder of 2020.
•Because certain of our development projects were deemed "non-essential," they were temporarily paused in March 2020 due to New York State executive orders and resumed once New York City entered phase one of its state mandated reopening plan on June 8, 2020.
•As of April 30, 2020, we placed 1,803 employees on furlough, which included 1,293 employees of Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees. As of October 31, 2020, 40% of the furloughed employees have returned to work.
•Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.
•Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo their $75,000 annual cash retainer for the remainder of 2020.
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
For the quarter ended September 30, 2020, we collected 93% (95% including rent deferrals) of rent due from our tenants, comprised of 95% (97% including rent deferrals) from our office tenants and 82% (85% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months.
Based on our assessment of the probability of rent collection of our lease receivables, we have written off $13,873,000 and $50,170,000 of receivables arising from the straight-lining of rents for the three and nine months ended September 30, 2020, respectively, including the JCPenney retail lease at Manhattan Mall and the New York & Company, Inc. office lease at 330 West 34th Street. Both tenants have filed for Chapter 11 bankruptcy. In addition, we have written off $12,364,000 and $21,186,000 of tenant receivables deemed uncollectible for the three and nine months ended September 30, 2020, respectively. These write-offs resulted in a reduction of lease revenues and our share of income from partially owned entities. Prospectively, revenue recognition for these tenants will be based on actual amounts received. See Note 5 - Revenue Recognition and Note 8 - Investments in Partially Owned Entities for additional information.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
3.    Basis of Presentation - continued
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.
4.    Recently Issued Accounting Literature
In June 2016, the FASB issued an update ("ASU 2016-13") Measurement of Credit Losses on Financial Instruments establishing Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses ("ASC 326"), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. In May 2019, the FASB issued ASU 2019-05 Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that were previously recorded at amortized cost and are within the scope of ASC Subtopic 326-20 if the instruments are eligible for the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"). We elected to apply the fair value option on an instrument-by-instrument basis to our loans receivable. We adopted this standard effective January 1, 2020 and recorded a $16,064,000 cumulative-effect adjustment to beginning accumulated deficit to recognize credit losses on loans receivable recorded on our consolidated balance sheets. For the nine months ended September 30, 2020, we recorded $13,369,000 of credit losses on our loans receivable which are included in "interest and other investment income (loss), net" on our consolidated statements of income.
In March 2020, the FASB issued an update ("ASU 2020-04") establishing ASC Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases ("ASC 842"). The Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract. During the three and nine months ended September 30, 2020, in limited circumstances, we granted rent deferrals and rent abatements for certain of our tenants. We have made a policy election in accordance with the Staff Q&A for our portfolio allowing us to not account for the concessions as lease modifications. Accordingly, rent abatements are recognized as reductions to “rental revenues” during the period in which they were granted. Rent deferrals result in an increase to "tenant and other receivables" during the deferral period with no impact on rental revenue recognition. For any concessions that do not meet the guidance contained in the Q&A, the modification guidance in accordance with ASC 842 will be applied. See Note 2 - COVID-19 Pandemic for further details.
In August 2020, the FASB issued an update ("ASU 2020-06") Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2020-06 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2020 and 2019 is set forth in Note 22 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
	Total	New York	Other		Total	New York	Other
Property rentals(1)	$312,748	$248,328	$64,420		$381,740	$308,933	$72,807
Hotel Pennsylvania(2)	—	—	—		24,499	24,499	—
Trade shows(3)	—	—	—		8,104	—	8,104
Lease revenues(4)	312,748	248,328	64,420		414,343	333,432	80,911
Tenant services	9,505	6,589	2,916		13,295	9,342	3,953
Rental revenues	322,253	254,917	67,336		427,638	342,774	84,864
BMS cleaning fees	24,054	25,592	(1,538)	(5)	30,677	32,787	(2,110)	(5)
Management and leasing fees	11,649	11,732	(83)		3,326	3,746	(420)
Other income	6,006	904	5,102		4,320	1,261	3,059
Fee and other income	41,709	38,228	3,481		38,323	37,794	529
Total revenues	$363,962	$293,145	$70,817		$465,961	$380,568	$85,393
____________________
See notes below.

(Amounts in thousands)	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
	Total	New York	Other		Total	New York	Other
Property rentals(1)	$992,238	$788,248	$203,990		$1,211,641	$995,661	$215,980
Hotel Pennsylvania(2)	8,741	8,741	—		62,633	62,633	—
Trade shows(3)	11,303	—	11,303		36,607	—	36,607
Lease revenues(4)	1,012,282	796,989	215,293		1,310,881	1,058,294	252,587
Tenant services	26,439	18,310	8,129		37,933	27,904	10,029
Rental revenues	1,038,721	815,299	223,422		1,348,814	1,086,198	262,616
BMS cleaning fees	77,635	82,426	(4,791)	(5)	93,032	99,488	(6,456)	(5)
Management and leasing fees	16,353	16,307	46		10,063	10,469	(406)
Other income	18,811	5,356	13,455		11,823	4,079	7,744
Fee and other income	112,799	104,089	8,710		114,918	114,036	882
Total revenues	$1,151,520	$919,388	$232,132		$1,463,732	$1,200,234	$263,498
____________________
(1)Reduced by $22,135 and $1,106 for the three months ended September 30, 2020 and 2019, respectively, and $60,766 and $16,488 for the nine months ended September 30, 2020 and 2019, respectively, for the write-off of lease receivables deemed uncollectible (primarily write-offs of receivables arising from the straight-lining of rents).
(2)Closed since April 1, 2020 as a result of the pandemic.
(3)Cancelled trade shows at theMART from late March 2020 through the remainder of the year as a result of the pandemic.
(4)The components of lease revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease revenues	$306,319	$351,426	$955,650	$1,159,037
Variable lease revenues	6,429	62,917	56,632	151,844
Lease revenues	$312,748	$414,343	$1,012,282	$1,310,881

(5)Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.

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
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.7% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (3.90% as of September 30, 2020) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020. We are in negotiations with the lenders and there can be no assurance as to the timing and ultimate resolution of these negotiations.
As of September 30, 2020, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $3,739,000, $338,327,000 below cost, and had remaining unfunded commitments of $28,692,000, of which our share was $9,140,000. As of December 31, 2019, those four real estate fund investments had an aggregate fair value of $222,649,000.
Below is a summary of (loss) income from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net unrealized loss on held investments	$(14,216)	$—	$(225,412)	$(16,162)
Net investment income	393	2,190	84	2,382
(Loss) income from real estate fund investments	(13,823)	2,190	(225,328)	(13,780)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	11,299	(735)	160,557	(8,427)
(Loss) income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(2,524)	$1,455	$(64,771)	$(22,207)
7.    Marketable Securities
Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. We recorded a $4,938,000 loss (mark-to-market decrease) for the nine months ended September 30, 2020.
The table below summarizes the changes of our investment in PREIT.

(Amounts in thousands)	For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$33,313
Sale of marketable securities on January 23, 2020	(28,375)
Decrease in fair value of marketable securities(1)	(4,938)
Balance as of September 30, 2020	$—
____________________
(1)Included in “interest and other investment income (loss), net” on our consolidated statements of income (see Note 18 - Interest and Other Investment Income (Loss), Net).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of September 30, 2020, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
We also own $1.828 billion of preferred equity interests in certain of the properties. All of the preferred equity has an annual coupon of 4.25% for the first five years, increasing to 4.75% for the next five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
Fifth Avenue and Times Square JV was formed in April 2019, when we contributed our interests in the Properties to the joint venture and transferred a 48.5% common interest in the joint venture to the Investors (the “Transaction”). The Transaction valued the Properties at $5.556 billion, resulting in a $2.571 billion net gain, before noncontrolling interests of $11,945,000, including a gain related to the step up in our basis of the retained portion of the assets to fair value. Subsequent to the Transaction, Manhattan street retail suffered negative market conditions and was further stressed by the COVID-19 pandemic. This has resulted in a decrease in cash flows. On June 30, 2020, we estimated that the fair value of our investment in Fifth Avenue and Times Square JV was approximately $2,955,957,000, or $306,326,000 less than the carrying amount, and concluded that the decline in the value of our investment was "other-than-temporary," resulting in the recognition of a non-cash impairment loss of $306,326,000, before noncontrolling interests of $467,000, for the three months ended June 30, 2020. On September 30, 2020, we estimated that the fair value of our investment in Fifth Avenue and Times Square JV was approximately $2,811,374,000, or $107,023,000 less than the carrying amount as of September 30, 2020 (after recognition of the June 30, 2020 impairment loss), and further concluded that the decline in the value of our investment was "other-than-temporary." Our conclusions were based on, among other factors, the significant challenges facing the retail sector and our inability to forecast a recovery over our anticipated holding period. Accordingly, we recognized a non-cash impairment loss of $107,023,000, before noncontrolling interests of $3,822,000, for the three months ended September 30, 2020 and $413,349,000, before noncontrolling interests of $4,289,000, for the nine months ended September 30, 2020. In determining the fair value of our investment, we considered, among other inputs, a discounted cash flow analysis based upon market conditions and expectations of growth. The impairment losses are included in “(loss) income from partially owned entities” on our consolidated statements of income for the three and nine months ended September 30, 2020.
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements. We recognized property management fee income, included in "fee and other income" on our consolidated statements of income, of $1,219,000 and $1,104,000 for the three months ended September 30, 2020 and 2019, respectively, and $2,880,000 and $1,934,000 for the nine months ended September 30, 2020 and 2019, respectively.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. We recognized income for these services, included in "fee and other income" on our consolidated statements of income, of $792,000 and $1,161,000 for the three months ended September 30, 2020 and 2019, respectively, and $2,565,000 and $1,952,000 for the nine months ended September 30, 2020 and 2019, respectively.
Below is a summary of financial information for Fifth Avenue and Times Square JV.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income statement:
Revenues	$80,627	$85,294	$227,413	$158,182
Net income	6,750	18,669	16,839	40,135
Net (loss) income attributable to Fifth Avenue and Times Square JV (after allocation to our preferred equity interests)	(13,008)	(1,559)	(41,412)	2,520

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Investments in Partially Owned Entities - continued
Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of September 30, 2020, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of September 30, 2020, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s September 30, 2020 closing share price of $245.22, was $405,611,000, or $321,077,000 in excess of the carrying amount on our consolidated balance sheet. As of September 30, 2020, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $38,511,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income. The basis difference related to the land will be recognized upon disposition of our investment.
On September 14, 2020, Alexander's amended and extended the $350,000,000 mortgage loan on the retail condominium of 731 Lexington Avenue. Under the terms of the agreement, Alexander's paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to Alexander's. The interest-only loan remains at the same rate, LIBOR plus 1.40% (1.56% as of September 30, 2020).
On October 23, 2020, Alexander's completed a $94,000,000 financing of The Alexander, a 312-unit residential building that is part of Alexander's residential and retail complex located in Rego Park, Queens, New York. The interest-only loan has a fixed rate of 2.63% and matures in November 2027.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2020	Balance as of
		September 30, 2020	December 31, 2019
Investments:
Fifth Avenue and Times Square JV	51.5%	$2,811,374	$3,291,231
Partially owned office buildings/land(1)	Various	467,498	464,109
Alexander’s	32.4%	84,534	98,543
Other investments(2)	Various	140,922	145,282
		$3,504,328	$3,999,165

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(54,096)	$(54,004)
85 Tenth Avenue	49.9%	(11,142)	(6,186)
		$(65,238)	$(60,190)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Investments in Partially Owned Entities - continued
Below is a schedule of (loss) income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2020	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020		2019
Our share of net (loss) income:
Fifth Avenue and Times Square JV (see page 28 for details)(1):
Non-cash impairment loss		$(107,023)	$—	$(413,349)		$—
Return on preferred equity, net of our share of the expense		9,430	9,545	27,926		18,131
Equity in net income	51.5%	7,694	9,891	13,631	(2)	21,108
		(89,899)	19,436	(371,792)		39,239
Alexander's (see page 29 for details):
Equity in net income(3)	32.4%	2,075	5,393	7,420		14,707
Management, leasing and development fees		1,296	1,299	3,778		3,478
		3,371	6,692	11,198		18,185

Partially owned office buildings(4)	Various	6,418	(186)	8,550		(1,531)

Other investments(5)	Various	(799)	4	(1,635)		246

		$(80,909)	$25,946	$(353,679)		$56,139
____________________
(1)Entered into on April 18, 2019.
(2)Includes a $10,047 reduction in income related to a Forever 21 lease modification at 1540 Broadway and $2,997 of write-offs of lease receivables deemed uncollectible during 2020.
(3)The three and nine months ended September 30, 2020 include $3,139 and $4,846, respectively, of our share of write-offs of lease receivables deemed uncollectible.
(4)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(5)Includes interests in Independence Plaza, Rosslyn Plaza, Urban Edge Properties (sold on March 4, 2019), PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and others.
9.    220 Central Park South ("220 CPS")
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.450 billion, of which $1.436 billion has been expended as of September 30, 2020.
During the three months ended September 30, 2020, we closed on the sale of 19 condominium units at 220 CPS for net proceeds of $591,104,000 resulting in a financial statement net gain of $214,578,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $27,669,000 of income tax expense was recognized on our consolidated statements of income. During the nine months ended September 30, 2020, we closed on the sale of 30 condominium units at 220 CPS for net proceeds of $939,292,000 resulting in a financial statement net gain of $338,862,000. In connection with these sales, $43,037,000 of income tax expense was recognized on our consolidated statements of income. From inception to September 30, 2020, we have closed on the sale of 95 units for net proceeds of $2,759,424,000 resulting in financial statement net gains of $1,024,479,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	September 30, 2020	December 31, 2019
Identified intangible assets:
Gross amount	$121,313	$129,552
Accumulated amortization	(95,567)	(98,587)
Total, net	$25,746	$30,965
Identified intangible liabilities (included in deferred revenue):
Gross amount	$292,730	$316,119
Accumulated amortization	(252,554)	(262,580)
Total, net	$40,176	$53,539
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $3,648,000 and $4,393,000 for the three months ended September 30, 2020 and 2019, respectively, and $13,054,000 and $15,561,000 for the nine months ended September 30, 2020 and 2019, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$10,909
2022	9,366
2023	6,837
2024	3,092
2025	1,539
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,838,000 and $1,597,000 for the three months ended September 30, 2020 and 2019, respectively, and $4,919,000 and $7,077,000 for the nine months ended September 30, 2020 and 2019, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$4,327
2022	3,789
2023	3,703
2024	3,089
2025	2,173

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
11.    Debt
On February 28, 2020, we increased our unsecured term loan balance to $800,000,000 (from $750,000,000) by exercising an accordion feature. Pursuant to an existing swap agreement, $750,000,000 of the loan bears interest at a fixed rate of 3.87% through October 2023, and the balance of $50,000,000 floats at a rate of LIBOR plus 1.00% (1.15% as of September 30, 2020). The entire $800,000,000 will float thereafter for the duration of the loan through February 2024.
On August 12, 2020, we amended the $700,000,000 mortgage loan on 770 Broadway, a 1.2 million square foot Manhattan office building, to extend the term one year through March 2022.
On October 15, 2020, we completed a $500,000,000 refinancing of PENN11, a 1.2 million square foot Manhattan office building. The interest-only loan carries a rate of LIBOR plus 2.75% (currently 2.90%) and matures in October 2023, with two one-year extension options. The loan replaces the previous $450,000,000 loan that bore interest at a fixed rate of 3.95% and was scheduled to mature in December 2020.
On November 2, 2020, we repaid the $52,476,000 mortgage loan on our land under a portion of the Borgata Hotel and Casino complex. The 10-year fixed rate amortizing loan bore interest at 5.14% and was scheduled to mature in February 2021.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at September 30, 2020	Balance as of
		September 30, 2020	December 31, 2019
Mortgages Payable:
Fixed rate	3.69%	$3,886,714	$4,601,516
Variable rate	1.81%	1,774,418	1,068,500
Total	3.10%	5,661,132	5,670,016
Deferred financing costs, net and other		(21,981)	(30,119)
Total, net		$5,639,151	$5,639,897
Unsecured Debt:
Senior unsecured notes	3.50%	$450,000	$450,000
Deferred financing costs, net and other		(3,518)	(4,128)
Senior unsecured notes, net		446,482	445,872

Unsecured term loan	3.70%	800,000	750,000
Deferred financing costs, net and other		(3,501)	(4,160)
Unsecured term loan, net		796,499	745,840

Unsecured revolving credit facilities	1.05%	575,000	575,000

Total, net		$1,817,981	$1,766,712

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$624,804	$862,062	$888,915	$783,562
Net income (loss)	3,884	22,637	(10,090)	197,354
Other comprehensive loss	(520)	(650)	(3,498)	(3,732)
Distributions	(7,332)	(8,852)	(25,330)	(25,788)
Redemption of Class A units for Vornado common shares, at redemption value	(3,586)	(1,999)	(6,050)	(8,128)
Redeemable Class A unit measurement adjustment	(23,557)	(24,228)	(272,436)	(123,635)
Other, net	5,776	5,363	27,958	34,700
Ending balance	$599,469	$854,333	$599,469	$854,333
As of September 30, 2020 and December 31, 2019, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $460,831,000 and $884,380,000, respectively, based on Vornado's quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,947,000 and $50,561,000 as of September 30, 2020 and December 31, 2019, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
The consolidated joint venture in which we own a 95% interest (the remaining 5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail (the "Project"). During the second quarter of 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions. The Tax Credit Investor is projected to have $142,000,000 of net capital contributed after making an estimated $185,000,000 in total contributions and receiving an estimated $43,000,000 in distributions from the joint venture, which includes amounts paid upon the potential exercise of their put option, as discussed below.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheet as of September 30, 2020. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and nine months ended September 30, 2020.
Below is a table summarizing the activity of redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Beginning balance	$94,112	$—
Net income	171	307
Contributions	—	92,400
Other, net	(1)	1,575
Ending balance	$94,282	$94,282

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

(Per share/unit)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.53	$0.66	$1.85	$1.98
Convertible Preferred(1):
6.5% Series A: authorized 13,402 and 83,977 shares/units(2)	0.8125	0.8125	2.4375	2.4375
Cumulative Redeemable Preferred(1):
5.70% Series K: authorized 12,000,000 shares/units(3)	0.3563	0.3563	1.0689	1.0689
5.40% Series L: authorized 13,800,000 shares/units(3)	0.3375	0.3375	1.0125	1.0125
5.25% Series M: authorized 13,800,000 shares/units(3)	0.3281	0.3281	0.9843	0.9843
____________________
(1)Dividends on preferred shares and distributions on preferred units are cumulative and are payable quarterly in arrears.
(2)Redeemable at the option of Vornado under certain circumstances, at a redemption price of 1.9531 common shares/Class A units per Series A Preferred Share/Unit plus accrued and unpaid dividends/distributions through the date of redemption, or convertible at any time at the option of the holder for 1.9531 common shares/Class A units per Series A Preferred Share/Unit.
(3)Redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Shareholders' Equity/Partners' Capital - continued
Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component.

(Amounts in thousands)	Total	Accumulated other comprehensive income (loss) of nonconsolidated subsidiaries	Interest rate swaps	Other
For the Three Months Ended September 30, 2020:
Balance as of June 30, 2020	$(82,646)	$12	$(81,525)	$(1,133)
Other comprehensive (loss) income	(7,188)	(15,634)	7,926	520
Balance as of September 30, 2020	$(89,834)	$(15,622)	$(73,599)	$(613)

For the Three Months Ended September 30, 2019:
Balance as of June 30, 2019	$(38,066)	$(18)	$(33,785)	$(4,263)
Other comprehensive (loss) income	(9,293)	11	(9,953)	649
Balance as of September 30, 2019	$(47,359)	$(7)	$(43,738)	$(3,614)

For the Nine Months Ended September 30, 2020:
Balance as of December 31, 2019	$(40,233)	$4	$(36,126)	$(4,111)
Other comprehensive (loss) income	(49,601)	(15,626)	(37,473)	3,498
Balance as of September 30, 2020	$(89,834)	$(15,622)	$(73,599)	$(613)

For the Nine Months Ended September 30, 2019:
Balance as of December 31, 2018	$7,664	$3,253	$11,759	$(7,348)
Other comprehensive (loss) income	(52,712)	(949)	(55,497)	3,734
Amount reclassified from accumulated other comprehensive loss	(2,311)	(2,311)	—	—
Balance as of September 30, 2019	$(47,359)	$(7)	$(43,738)	$(3,614)
14.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of September 30, 2020 and December 31, 2019, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 8 – Investments in Partially Owned Entities). As of September 30, 2020 and December 31, 2019, the net carrying amount of our investments in these entities was $222,924,000 and $217,451,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of September 30, 2020, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $5,254,102,000 and $2,962,558,000, respectively. As of December 31, 2019, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,923,656,000 and $2,646,623,000, respectively.

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

(Amounts in thousands)	As of September 30, 2020
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($9,703 included in restricted cash and $88,840 in other assets)	98,543	59,597	—	38,946
Loans receivable ($42,174 included in investments in partially owned entities and $5,335 in other assets)	47,509	—	—	47,509
Interest rate swaps (included in other assets)	17	—	17	—
Total assets	$149,808	$59,597	$17	$90,194

Mandatorily redeemable instruments (included in other liabilities)	$49,947	$49,947	$—	$—
Interest rate swaps (included in other liabilities)	73,536	—	73,536	—
Total liabilities	$123,483	$49,947	$73,536	$—

(Amounts in thousands)	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Marketable securities	$33,313	$33,313	$—	$—
Real estate fund investments	222,649	—	—	222,649
Deferred compensation plan assets ($11,819 included in restricted cash and $91,954 in other assets)	103,773	71,338	—	32,435
Interest rate swaps (included in other assets)	4,327	—	4,327	—
Total assets	$364,062	$104,651	$4,327	$255,084

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	40,354	—	40,354	—
Total liabilities	$90,915	$50,561	$40,354	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
15.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments
As of September 30, 2020, we had four real estate fund investments with an aggregate fair value of $3,739,000, $338,327,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Discount rates	7.8% to 15.0%	8.2% to 12.0%	10.0%	9.3%
Terminal capitalization rates	5.5% to 10.1%	4.6% to 8.2%	10.1%	5.3%
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
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$17,453	$306,596	$222,649	$318,758
Purchases/additional fundings	502	—	6,502	4,000
Net unrealized loss on held investments	(14,216)	—	(225,412)	(16,162)
Ending balance	$3,739	$306,596	$3,739	$306,596
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$36,172	$21,991	$32,435	$37,808
Purchases	666	5,437	7,615	8,314
Sales	—	(652)	(2,832)	(20,807)
Realized and unrealized gains	2,116	116	925	854
Other, net	(8)	285	803	1,008
Ending balance	$38,946	$27,177	$38,946	$27,177

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

	September 30, 2020
	Range	Weighted Average (based on fair value of investments)
Unobservable Quantitative Input
Discount rates	6.0% to 6.5%	6.1%
Terminal capitalization rates	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Beginning balance	$46,675	$59,251
Credit losses	—	(13,369)
Interest accrual	834	1,627
Ending balance	$47,509	$47,509
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
The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of September 30, 2020 and December 31, 2019.

(Amounts in thousands)	As of September 30, 2020
				Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Other	$17	$175,000

Included in other liabilities:
Unsecured term loan	$63,437	$750,000	(1)	L+100	1.15%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	9,065	100,000		L+180	1.96%	4.14%	1/25
888 Seventh Avenue mortgage loan	1,034	375,000		L+170	1.84%	3.25%	12/20
	$73,536	$1,225,000
____________________
(1)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

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
Fair Value Measurements on a Nonrecurring Basis
As of September 30, 2020, assets measured at fair value on a nonrecurring basis (for impairment purposes) on our consolidated balance sheet consisted of our investment in Fifth Avenue and Times Square JV. There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of December 31, 2019.
Our estimate of the fair value of our investment in Fifth Avenue and Times Square JV was measured using a discounted cash flow analysis based upon market conditions and expectations of growth and utilized unobservable quantitative inputs, including a capitalization rate of 4.50% and discount rate of 6.25%. See Note 8 - Investments in Partially Owned Entities for details of non-cash impairment losses recognized during the three and nine months ended September 30, 2020.

(Amounts in thousands)	As of September 30, 2020
	Total	Level 1	Level 2	Level 3
Investment in Fifth Avenue and Times Square JV	$2,811,374	$—	$—	$2,811,374
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

(Amounts in thousands)	As of September 30, 2020			As of December 31, 2019
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,248,051		$1,248,000	$1,276,815		$1,277,000
Debt:
Mortgages payable	$5,661,132		$5,660,000	$5,670,016		$5,714,000
Senior unsecured notes	450,000		468,000	450,000		468,000
Unsecured term loan	800,000		800,000	750,000		750,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$7,486,132	(1)	$7,503,000	$7,445,016	(1)	$7,507,000
____________________
(1)Excludes $29,000 and $38,407 of deferred financing costs, net and other as of September 30, 2020 and December 31, 2019, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
16.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $6,170,000 and $5,871,000 for the three months ended September 30, 2020 and 2019, respectively, and $39,638,000 and $48,045,000 for the nine months ended September 30, 2020 and 2019, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    (Expense from Transaction Related Costs and Impairment Losses) and Gain from Lease Liability Extinguishment, Net
The following table sets forth the details of (expense from transaction related costs and impairment losses) and gain from lease liability extinguishment, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Transaction related costs	$(584)	$(1,576)	$(1,694)	$(1,955)
608 Fifth Avenue non-cash lease liability extinguishment gain (impairment loss) (see below for details)	—	—	70,260	(93,860)
Other non-cash impairment losses	—	—	—	(7,500)
	$(584)	$(1,576)	$68,566	$(103,315)
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
On May 20, 2020, we entered into an agreement with the land and building lessor at 608 Fifth Avenue to surrender the property. Per the terms of the agreement, we were released from our obligations under the lease and assigned all of our right, title and interest in the tenant leases of 608 Fifth Avenue to the land and building lessor. In connection therewith, we removed the lease liability from our consolidated balance sheets which resulted in a $70,260,000 gain recorded on our consolidated statements of income during the nine months ended September 30, 2020.
18.    Interest and Other Investment Income (Loss), Net
The following table sets forth the details of interest and other investment income (loss), net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(Decrease) increase in fair value of marketable securities:
PREIT(1)	$—	$(4,875)	$(4,938)	$(19,211)
Lexington Realty Trust(2)	—	—	—	16,068
Other	—	7	—	48
	—	(4,868)	(4,938)	(3,095)
Interest on loans receivable	574	1,604	2,810	4,845
Interest on cash and cash equivalents and restricted cash	253	4,060	5,717	8,753
Dividends on marketable securities	—	1,312	—	2,625
Credit losses on loans receivable(3)	—	—	(13,369)	—
Other, net	902	937	2,712	2,802
	$1,729	$3,045	$(7,068)	$15,930
____________________
(1)Sold on January 23, 2020 (see page 27 for details).
(2)Sold on March 1, 2019.
(3)See Note 4 - Recently Issued Accounting Literature and Note 15 - Fair Value Measurements for details.
19.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense(1)	$61,793	$72,345	$191,973	$266,597
Capitalized interest and debt expense	(9,328)	(16,047)	(30,829)	(59,184)
Amortization of deferred financing costs	4,906	5,150	13,474	19,527
	$57,371	$61,448	$174,618	$226,940
____________________
(1)The nine months ended September 30, 2019 includes $22,540 of debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured notes which were scheduled to mature in January 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Income (Loss) Per Share/Income (Loss) Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic income (loss) per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted income (loss) per common share which includes the weighted average common shares and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Other potential dilutive share equivalents such as our employee stock options, restricted Operating Partnership units ("OP Units"), out-performance plan awards ("OPPs"), appreciation-only long term incentive plan units ("AO LTIP Units") and Performance Conditioned AO LTIP Units are included in the computation of diluted Earnings Per Share ("EPS") using the treasury stock method, while the dilutive effect of our Series A convertible preferred shares is reflected in diluted EPS by application of the if-converted method.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations, net of (income) loss attributable to noncontrolling interests	$65,700	$335,445	$(102,026)	$2,942,267
Loss from discontinued operations	—	(7)	—	(80)
Net income (loss) attributable to Vornado	65,700	335,438	(102,026)	2,942,187
Preferred share dividends	(12,530)	(12,532)	(37,591)	(37,598)
Net income (loss) attributable to common shareholders	53,170	322,906	(139,617)	2,904,589
Earnings allocated to unvested participating securities	(15)	(33)	(84)	(291)
Numerator for basic income (loss) per share	53,155	322,873	(139,701)	2,904,298
Impact of assumed conversions:
Convertible preferred share dividends	—	14	—	43
Earnings allocated to Out-Performance Plan units	—	—	—	9
Numerator for diluted income (loss) per share	$53,155	$322,887	$(139,701)	$2,904,350

Denominator:
Denominator for basic income (loss) per share – weighted average shares	191,162	190,814	191,102	190,762
Effect of dilutive securities(1):
Employee stock options and restricted stock awards	—	176	—	227
Convertible preferred shares	—	34	—	35
Out-Performance Plan units	—	—	—	3
Denominator for diluted income (loss) per share – weighted average shares and assumed conversions	191,162	191,024	191,102	191,027

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.28	$1.69	$(0.73)	$15.22

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.28	$1.69	$(0.73)	$15.20
____________________
(1)The effect of dilutive securities excluded an aggregate of 14,159 and 13,431 weighted average common share equivalents for the three months ended September 30, 2020 and 2019, respectively, and 14,007 and 13,067 weighted average common share equivalents for the nine months ended September 30, 2020 and 2019, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Income (Loss) Per Share/Income (Loss) Per Class A Unit - continued
Vornado Realty L.P.
The following table presents the calculations of (i) basic income (loss) per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted income (loss) per Class A unit which includes the weighted average Class A unit and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include Vornado restricted stock awards, OP Units and OPPs, based on the two-class method. Other potential dilutive unit equivalents such as Vornado stock options, AO LTIP Units and Performance Conditioned AO LTIP Units are included in the computation of diluted income per unit ("EPU") using the treasury stock method, while the dilutive effect of our Series A convertible preferred units is reflected in diluted EPU by application of the if-converted method.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Income (loss) from continuing operations, net of (income) loss attributable to noncontrolling interests in consolidated subsidiaries	$69,584	$358,083	$(112,116)	$3,139,626
Loss from discontinued operations	—	(8)	—	(85)
Net income (loss) attributable to Vornado Realty L.P.	69,584	358,075	(112,116)	3,139,541
Preferred unit distributions	(12,572)	(12,574)	(37,715)	(37,722)
Net income (loss) attributable to Class A unitholders	57,012	345,501	(149,831)	3,101,819
Earnings allocated to unvested participating securities	(734)	(2,449)	(4,685)	(14,807)
Numerator for basic income (loss) per Class A unit	56,278	343,052	(154,516)	3,087,012
Impact of assumed conversions:
Convertible preferred unit distributions	—	14	—	43
Numerator for diluted income (loss) per Class A unit	$56,278	$343,066	$(154,516)	$3,087,055

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	203,554	203,009	203,480	202,903
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units, AO LTIP Units and OPPs	—	507	—	478
Convertible preferred units	—	34	—	35
Denominator for diluted income (loss) per Class A unit – weighted average units and assumed conversions	203,554	203,550	203,480	203,416

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.28	$1.69	$(0.76)	$15.21

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.28	$1.69	$(0.76)	$15.18
____________________
(1)The effect of dilutive securities excluded an aggregate of 1,767 and 905 weighted average Class A unit equivalents for the three months ended September 30, 2020 and 2019, respectively, and 1,629 and 678 weighted average Class A unit equivalents for the nine months ended September 30, 2020 and 2019, respectively, as their effect was anti-dilutive.

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
In connection with the development of the property, the joint venture took in a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2020, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
21.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guarantee. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg.
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right to use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we have not paid the monthly rents due under the non-recourse lease. As of September 30, 2020, we have a $46,911,000 lease liability and a $34,563,000 right-of-use asset recorded for this lease.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for Farley Office and Retail. As of September 30, 2020, the aggregate dollar amount of these guarantees and master leases is approximately $1,745,000,000.
As of September 30, 2020, $14,080,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the September 30, 2020 fair value of the Fund assets, at liquidation we would be required to make a $33,900,000 payment to the limited partners representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of September 30, 2020, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $11,000,000.
As of September 30, 2020, we have construction commitments aggregating approximately $504,000,000.

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
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three and nine months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$68,736	$363,849	$(253,119)	$3,173,586
Depreciation and amortization expense	107,013	96,437	292,611	326,181
General and administrative expense	32,407	33,237	120,255	130,129
Expense from transaction related costs and impairment losses and (gain from lease liability extinguishment), net	584	1,576	(68,566)	103,315
Loss (income) from partially owned entities	80,909	(25,946)	353,679	(56,139)
Loss (income) from real estate fund investments	13,823	(2,190)	225,328	13,780
Interest and other investment (income) loss, net	(1,729)	(3,045)	7,068	(15,930)
Interest and debt expense	57,371	61,448	174,618	226,940
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	—	(2,571,099)
Net gains on disposition of wholly owned and partially owned assets	(214,578)	(309,657)	(338,862)	(641,664)
Income tax expense	23,781	23,885	38,431	80,542
Loss from discontinued operations	—	8	—	85
NOI from partially owned entities	78,175	86,024	229,543	236,400
NOI attributable to noncontrolling interests in consolidated subsidiaries	(25,959)	(18,096)	(56,900)	(51,915)
NOI at share	220,533	307,530	724,086	954,211
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	10,981	(4,037)	48,247	530
NOI at share - cash basis	$231,514	$303,493	$772,333	$954,741

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
22.    Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and nine months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$363,962	$293,145	$70,817
Operating expenses	(195,645)	(161,386)	(34,259)
NOI - consolidated	168,317	131,759	36,558
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(25,959)	(17,776)	(8,183)
Add: NOI from partially owned entities	78,175	75,837	2,338
NOI at share	220,533	189,820	30,713
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	10,981	6,261	4,720
NOI at share - cash basis	$231,514	$196,081	$35,433

(Amounts in thousands)	For the Three Months Ended September 30, 2019
	Total	New York	Other
Total revenues	$465,961	$380,568	$85,393
Operating expenses	(226,359)	(188,159)	(38,200)
NOI - consolidated	239,602	192,409	47,193
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(9,574)	(8,522)
Add: NOI from partially owned entities	86,024	82,649	3,375
NOI at share	307,530	265,484	42,046
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,037)	(5,560)	1,523
NOI at share - cash basis	$303,493	$259,924	$43,569

(Amounts in thousands)	For the Nine Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$1,151,520	$919,388	$232,132
Operating expenses	(600,077)	(484,624)	(115,453)
NOI - consolidated	551,443	434,764	116,679
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(56,900)	(34,713)	(22,187)
Add: NOI from partially owned entities	229,543	221,296	8,247
NOI at share	724,086	621,347	102,739
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	48,247	40,310	7,937
NOI at share - cash basis	$772,333	$661,657	$110,676

(Amounts in thousands)	For the Nine Months Ended September 30, 2019
	Total	New York	Other
Total revenues	$1,463,732	$1,200,234	$263,498
Operating expenses	(694,006)	(574,073)	(119,933)
NOI - consolidated	769,726	626,161	143,565
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,915)	(31,011)	(20,904)
Add: NOI from partially owned entities	236,400	211,394	25,006
NOI at share	954,211	806,544	147,667
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	530	(3,741)	4,271
NOI at share - cash basis	$954,741	$802,803	$151,938

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of September 30, 2020, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of September 30, 2020, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

This interim financial information is the responsibility of the Partnership’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
November 2, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10‑Q. We also note the following forward-looking statements: in the case of our development and redevelopment projects, the estimated completion date, estimated project cost and cost to complete; and estimates of future capital expenditures, dividends to common and preferred shareholders and operating partnership distributions. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict.
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks set forth herein.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2020. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of September 30, 2020. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020.
•While our buildings remain open, many of our office tenants are working remotely.
•We have closed the Hotel Pennsylvania. In connection with the closure, we accrued $9,246,000 of severance for furloughed Hotel Pennsylvania union employees and recognized a corresponding $3,145,000 income tax benefit for the three and nine months ended September 30, 2020.
•We have cancelled trade shows at theMART for the remainder of 2020.
•Because certain of our development projects were deemed "non-essential," they were temporarily paused in March 2020 due to New York State executive orders and resumed once New York City entered phase one of its state mandated reopening plan on June 8, 2020.
•As of April 30, 2020, we placed 1,803 employees on furlough, which included 1,293 employees of Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees. As of October 31, 2020, 40% of the furloughed employees have returned to work.
•Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.
•Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo their $75,000 annual cash retainer for the remainder of 2020.
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
For the quarter ended September 30, 2020, we collected 93% (95% including rent deferrals) of rent due from our tenants, comprised of 95% (97% including rent deferrals) from our office tenants and 82% (85% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months.

Overview - continued
Based on our assessment of the probability of rent collection of our lease receivables, we have written off $13,873,000 and $50,170,000 of receivables arising from the straight-lining of rents for the three and nine months ended September 30, 2020, respectively, including the JCPenney retail lease at Manhattan Mall and the New York & Company, Inc. office lease at 330 West 34th Street. Both tenants have filed for Chapter 11 bankruptcy. In addition, we have written off $12,364,000 and $21,186,000 of tenant receivables deemed uncollectible for the three and nine months ended September 30, 2020, respectively. These write-offs resulted in a reduction of lease revenues and our share of income from partially owned entities. Prospectively, revenue recognition for these tenants will be based on actual amounts received.
We have not experienced any material impact to our internal control over financial reporting to date as a result of most of our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.
In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that have occurred and may continue to occur, the impact of the COVID-19 pandemic on our financial condition and operating results remains highly uncertain but the impact could be material. The impact on us includes lower rental income and potentially lower occupancy levels at our properties which will result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders. During 2020, we have experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the closure of Hotel Pennsylvania, the cancellation of trade shows at theMART through 2020, and lower revenues from BMS and signage. In addition, we have concluded that our investment in Fifth Avenue and Times Square JV is "other-than-temporarily" impaired and recorded non-cash impairment losses, net of noncontrolling interests, of $103,201,000 and $409,060,000, respectively, during the three and nine months ended September 30, 2020. The impairment losses are included in “(loss) income from partially owned entities” on our consolidated statements of income. The value of our real estate assets may continue to decline, which may result in additional non-cash impairment charges in future periods and that impact could be material.
Vornado Realty Trust
Quarter Ended September 30, 2020 Financial Results Summary
Net income attributable to common shareholders for the quarter ended September 30, 2020 was $53,170,000, or $0.28 per diluted share, compared to $322,906,000, or $1.69 per diluted share, for the prior year’s quarter. The quarters ended September 30, 2020 and 2019 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended September 30, 2020 by $69,783,000, or $0.37 per diluted share, and $270,282,000, or $1.41 per diluted share, for the quarter ended September 30, 2019.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2020 was $278,507,000, or $1.46 per diluted share, compared to $279,509,000, or $1.46 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2020 and 2019 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2020 by $165,912,000, or $0.87 per diluted share, and $108,543,000, or $0.57 per diluted share, for the quarter ended September 30, 2019.
Nine Months Ended September 30, 2020 Financial Results Summary
Net loss attributable to common shareholders for the nine months ended September 30, 2020 was $139,617,000, or $0.73 per diluted share, compared to net income attributable to common shareholders of $2,904,589,000, or $15.20 per diluted share, for the nine months ended September 30, 2019. The nine months ended September 30, 2020 and 2019 include certain items that impact the comparability of period to period net (loss) income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders for the nine months ended September 30, 2020 by $133,094,000, or $0.70 per diluted share, and increased net income attributable to common shareholders by $2,784,217,000, or $14.57 per diluted share, for the nine months ended September 30, 2019.
FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2020 was $612,123,000, or $3.20 per diluted share, compared to $691,522,000, or $3.62 per diluted share, for the nine months ended September 30, 2019. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2020 and 2019 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2020 by $256,058,000, or $1.34 per diluted share, and $196,586,000, or $1.03 per diluted share for the nine months ended September 30, 2019.

Overview - continued
The following table reconciles the difference between our net income (loss) attributable to common shareholders and our net (loss) income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Certain (income) expense items that impact net income (loss) attributable to common shareholders:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	$(186,909)	$(109,035)	$(295,825)	$(328,910)
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $3,822 and $4,289 attributable to noncontrolling interests	103,201	—	409,060	—
Severance accrual related to Hotel Pennsylvania closure, net of $3,145 of income tax benefit	6,101	—	6,101	—
Our share of loss (income) from real estate fund investments	2,524	(1,455)	64,771	22,207
Net gains on sale of real estate (primarily our 25% interest in 330 Madison Avenue in 2019)	—	(178,769)	—	(178,769)
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020)	—	4,875	4,938	19,211
608 Fifth Avenue non-cash (lease liability extinguishment gain) impairment loss and related write-offs	—	—	(70,260)	101,092
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	—	—	13,369	—
Net gain on transfer to Fifth Avenue and Times Square retail JV, net of $11,945 attributable to noncontrolling interests	—	—	—	(2,559,154)
Net gain from sale of Urban Edge Properties ("UE") common shares (sold on March 4, 2019)	—	—	—	(62,395)
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	—	22,540
Mark-to-market increase in Lexington Realty Trust ("Lexington") common shares (sold on March 1, 2019)	—	—	—	(16,068)
Real estate impairment losses	—	—	—	7,500
Other	766	(4,811)	10,681	(857)
	(74,317)	(289,195)	142,835	(2,973,603)
Noncontrolling interests' share of above adjustments	4,534	18,913	(9,741)	189,386
Total of certain (income) expense items that impact net income (loss) attributable to common shareholders	$(69,783)	$(270,282)	$133,094	$(2,784,217)
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(186,909)	$(109,035)	$(295,825)	$(328,910)
Severance accrual related to Hotel Pennsylvania closure, net of $3,145 of income tax benefit	6,101	—	6,101	—
Our share of loss (income) from real estate fund investments	2,524	(1,455)	64,771	22,207
608 Fifth Avenue non-cash (lease liability extinguishment gain) impairment loss and related write-offs	—	—	(70,260)	77,156
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	—	—	13,369	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	—	—	22,540
Other	381	(5,229)	7,045	(2,931)
	(177,903)	(115,719)	(274,799)	(209,938)
Noncontrolling interests' share of above adjustments	11,991	7,176	18,741	13,352
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(165,912)	$(108,543)	$(256,058)	$(196,586)

Overview - continued
Vornado Realty Trust and Vornado Realty L.P.
Same Store Net Operating Income (“NOI”) At Share
The percentage (decrease) increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York	theMART	555 California Street
Same store NOI at share % (decrease) increase:
Three months ended September 30, 2020 compared to September 30, 2019	(16.4)%	(14.5)%	(46.3)%	2.0%
Nine months ended September 30, 2020 compared to September 30, 2019	(14.7)%	(13.4)%	(34.9)%	0.7%
Three months ended September 30, 2020 compared to June 30, 2020	7.1%	10.5%	(26.6)%	6.2%

Same store NOI at share - cash basis % (decrease) increase:
Three months ended September 30, 2020 compared to September 30, 2019	(10.6)%	(9.0)%	(31.7)%	1.3%
Nine months ended September 30, 2020 compared to September 30, 2019	(7.7)%	(5.4)%	(30.5)%	0.2%
Three months ended September 30, 2020 compared to June 30, 2020	(3.0)%	(3.6)%	(1.1)%	3.4%
Calculations of same store NOI at share, reconciliations of our net income (loss) to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dispositions
    PREIT
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. We recorded a $4,938,000 loss (mark-to-market decrease) for the nine months ended September 30, 2020.
    220 CPS
During the three months ended September 30, 2020, we closed on the sale of 19 condominium units at 220 CPS for net proceeds of $591,104,000 resulting in a financial statement net gain of $214,578,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $27,669,000 of income tax expense was recognized on our consolidated statements of income. During the nine months ended September 30, 2020, we closed on the sale of 30 condominium units at 220 CPS for net proceeds of $939,292,000 resulting in a financial statement net gain of $338,862,000. In connection with these sales, $43,037,000 of income tax expense was recognized on our consolidated statements of income. From inception to September 30, 2020, we have closed on the sale of 95 units for net proceeds of $2,759,424,000 resulting in financial statement net gains of $1,024,479,000.

Overview - continued
Financings
On February 28, 2020, we increased our unsecured term loan balance to $800,000,000 (from $750,000,000) by exercising an accordion feature. Pursuant to an existing swap agreement, $750,000,000 of the loan bears interest at a fixed rate of 3.87% through October 2023, and the balance of $50,000,000 floats at a rate of LIBOR plus 1.00% (1.15% as of September 30, 2020). The entire $800,000,000 will float thereafter for the duration of the loan through February 2024.
On August 12, 2020, we amended the $700,000,000 mortgage loan on 770 Broadway, a 1.2 million square foot Manhattan office building, to extend the term one year through March 2022.
On September 14, 2020, Alexander's, Inc. (NYSE: ALX) ("Alexander's"), in which we have a 32.4% ownership interest, amended and extended the $350,000,000 mortgage loan on the retail condominium of 731 Lexington Avenue. Under the terms of the agreement, Alexander's paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to Alexander's. The interest-only loan remains at the same rate, LIBOR plus 1.40% (1.56% as of September 30, 2020).
On October 15, 2020, we completed a $500,000,000 refinancing of PENN11, a 1.2 million square foot Manhattan office building. The interest-only loan carries a rate of LIBOR plus 2.75% (currently 2.90%) and matures in October 2023, with two one-year extension options. The loan replaces the previous $450,000,000 loan that bore interest at a fixed rate of 3.95% and was scheduled to mature in December 2020.
On October 23, 2020, Alexander's completed a $94,000,000 financing of The Alexander, a 312-unit residential building that is part of Alexander's residential and retail complex located in Rego Park, Queens, New York. The interest-only loan has a fixed rate of 2.63% and matures in November 2027.
On November 2, 2020, we repaid the $52,476,000 mortgage loan on our land under a portion of the Borgata Hotel and Casino complex. The 10-year fixed rate amortizing loan bore interest at 5.14% and was scheduled to mature in February 2021.

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

(Square feet in thousands)	New York
	Office		Retail	theMART	555 California Street
Three Months Ended September 30, 2020
Total square feet leased	1,453	(1)	25	44	90
Our share of square feet leased:	1,121		22	44	63
Initial rent(2)	$92.74		$311.39	$59.38	$—	(3)
Weighted average lease term (years)	19.6		7.1	5.2	5.0
Second generation relet space:
Square feet	419		11	44	—
GAAP basis:
Straight-line rent(4)	$82.29		$392.77	$56.02	$—	(3)
Prior straight-line rent	$65.22		$463.77	$56.86	$—
Percentage increase (decrease)	26.2%		(15.3)%	(1.5)%	—%
Cash basis:
Initial rent(2)	$65.29		$378.06	$59.38	$—	(3)
Prior escalated rent	$60.61		$523.92	$60.48	$—
Percentage increase (decrease)	7.7%		(27.8)%	(1.8)%	—%
Tenant improvements and leasing commissions:
Per square foot	$173.73		$102.87	$15.62	$—
Per square foot per annum	$8.86		$14.49	$3.00	$—
Percentage of initial rent	9.6%		4.7%	5.1%	—%
____________________
See notes below.

(Square feet in thousands)	New York
	Office		Retail	theMART	555 California Street
Nine Months Ended September 30, 2020
Total square feet leased	2,068		63	317	101
Our share of square feet leased:	1,709		59	317	71
Initial rent(2)	$90.62	(5)	$265.44	$50.12	$105.66	(3)
Weighted average lease term (years)	14.9		6.3	8.8	4.8
Second generation relet space:
Square feet	777		42	312	8
GAAP basis:
Straight-line rent(4)	$83.25	(5)	$267.19	$47.30	$107.37	(3)
Prior straight-line rent	$74.32		$225.74	$46.62	$78.53
Percentage increase	12.0%		18.4%	1.5%	36.7%
Cash basis:
Initial rent(2)	$74.68	(5)	$261.86	$49.95	$105.66	(3)
Prior escalated rent	$70.95		$245.47	$50.75	$85.39
Percentage increase (decrease)	5.3%		6.7%	(1.6)%	23.7%
Tenant improvements and leasing commissions:
Per square foot	$131.73		$159.09	$37.35	$0.93
Per square foot per annum	$8.84		$25.25	$4.24	$0.19
Percentage of initial rent	9.8%		9.5%	8.5%	0.2%
____________________
(1)Primarily 730 square feet (694 at our share) for the new Facebook lease at Farley Office and 633 square feet (348 at our share) for the New York University long-term renewal at One Park Avenue.
(2)Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents. Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.
(3)Excludes the rent on 90 square feet (63 square feet at share) as the starting rent will be determined in 2021 based on fair market value.
(4)Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases and includes the effect of free rent and periodic step-ups in rent.
(5)Excludes the rent on 174 square feet as the starting rent will be determined in 2021 based on fair market value.

Overview - continued
Square Footage (in service) and Occupancy as of September 30, 2020

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	18,556	15,608	95.8%
Retail (includes retail properties that are in the base of our office properties)	71	2,268	1,800	79.9%
Residential - 1,678 units	9	1,526	793	84.8%
Alexander's, including 312 residential units	7	2,254	730	96.0%
Hotel Pennsylvania (closed since April 1, 2020)	1	—	—
		24,604	18,931	94.3%
Other:
theMART	4	3,825	3,816	89.8%
555 California Street	3	1,741	1,218	98.4%
Other	10	2,485	1,150	92.6%
		8,051	6,184

Total square feet as of September 30, 2020		32,655	25,115

Square Footage (in service) and Occupancy as of December 31, 2019

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	19,070	16,195	96.9%
Retail (includes retail properties that are in the base of our office properties)	70	2,300	1,842	94.5%
Residential - 1,679 units	9	1,526	793	97.0%
Alexander's, including 312 residential units	7	2,230	723	96.5%
Hotel Pennsylvania	1	1,400	1,400
		26,526	20,953	96.7%
Other:
theMART	4	3,826	3,817	94.6%
555 California Street	3	1,741	1,218	99.8%
Other	10	2,533	1,198	92.7%
		8,100	6,233

Total square feet as of December 31, 2019		34,626	27,186
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019. For the nine months ended September 30, 2020, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended September 30, 2020 and 2019
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. NOI at share - cash basis includes rent that has been deferred as a result of the COVID-19 pandemic. Rent deferrals generally require repayment in monthly installments over a period of time not to exceed twelve months.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$363,962	$293,145	$70,817
Operating expenses	(195,645)	(161,386)	(34,259)
NOI - consolidated	168,317	131,759	36,558
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(25,959)	(17,776)	(8,183)
Add: NOI from partially owned entities	78,175	75,837	2,338
NOI at share	220,533	189,820	30,713
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	10,981	6,261	4,720
NOI at share - cash basis	$231,514	$196,081	$35,433

(Amounts in thousands)	For the Three Months Ended September 30, 2019
	Total	New York	Other
Total revenues	$465,961	$380,568	$85,393
Operating expenses	(226,359)	(188,159)	(38,200)
NOI - consolidated	239,602	192,409	47,193
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(18,096)	(9,574)	(8,522)
Add: NOI from partially owned entities	86,024	82,649	3,375
NOI at share	307,530	265,484	42,046
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,037)	(5,560)	1,523
NOI at share - cash basis	$303,493	$259,924	$43,569

NOI At Share by Segment for the Three Months Ended September 30, 2020 and 2019 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2020	2019
New York:
Office(1)	$159,981	$177,469
Retail(2)	35,294	68,159
Residential	4,536	5,575
Alexander's	6,830	11,269
Hotel Pennsylvania(3)	(16,821)	3,012
Total New York	189,820	265,484

Other:
theMART(4)	13,171	24,862
555 California Street	15,618	15,265
Other investments	1,924	1,919
Total Other	30,713	42,046

NOI at share	$220,533	$307,530
___________________
(1)2020 includes $5,112 of write-offs of tenant receivables deemed uncollectible and $4,368 of non-cash write-offs of receivables arising from the straight-lining of rents.
(2)2020 includes $4,688 of non-cash write-offs of receivables arising from the straight-lining of rents and $4,668 of write-offs of tenant receivables deemed uncollectible.
(3)The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been closed since April 1, 2020 as a result of the pandemic. 2020 includes a $9,246 severance accrual for furloughed union employees.
(4)The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.
The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2020	2019
New York:
Office(1)	$162,357	$174,796
Retail(2)	36,476	65,636
Residential	4,178	5,057
Alexander's	9,899	11,471
Hotel Pennsylvania(3)	(16,829)	2,964
Total New York	196,081	259,924

Other:
theMART(4)	17,706	26,588
555 California Street	15,530	15,325
Other investments	2,197	1,656
Total Other	35,433	43,569

NOI at share - cash basis	$231,514	$303,493
___________________
(1)2020 includes $5,112 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $4,668 of write-offs of tenant receivables deemed uncollectible.
(3)The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been closed since April 1, 2020 as a result of the pandemic. 2020 includes a $9,246 severance accrual for furloughed union employees.
(4)The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended September 30, 2020 and 2019
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended September 30,
	2020	2019
Net income	$68,736	$363,849
Depreciation and amortization expense	107,013	96,437
General and administrative expense	32,407	33,237
Expense from transaction related costs and impairment losses	584	1,576
Loss (income) from partially owned entities	80,909	(25,946)
Loss (income) from real estate fund investments	13,823	(2,190)
Interest and other investment income, net	(1,729)	(3,045)
Interest and debt expense	57,371	61,448
Net gains on disposition of wholly owned and partially owned assets	(214,578)	(309,657)
Income tax expense	23,781	23,885
Loss from discontinued operations	—	8
NOI from partially owned entities	78,175	86,024
NOI attributable to noncontrolling interests in consolidated subsidiaries	(25,959)	(18,096)
NOI at share	220,533	307,530
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	10,981	(4,037)
NOI at share - cash basis	$231,514	$303,493
NOI At Share by Region

	For the Three Months Ended September 30,
	2020	2019
Region:
New York City metropolitan area	87%	87%
Chicago, IL	6%	8%
San Francisco, CA	7%	5%
	100%	100%

Results of Operations – Three Months Ended September 30, 2020 Compared to September 30, 2019
Revenues
Our revenues were $363,962,000 for the three months ended September 30, 2020 compared to $465,961,000 for the prior year’s quarter, a decrease of $101,999,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total		New York		Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(11,505)		$(11,548)		$43
Development and redevelopment	(24,880)		(24,533)		(347)
Hotel Pennsylvania(1)	(25,605)		(25,605)		—
Trade shows(2)	(8,282)		—		(8,282)
Same store operations	(35,113)	(3)	(26,171)		(8,942)
	(105,385)		(87,857)		(17,528)
Fee and other income:
BMS cleaning fees	(6,623)		(7,195)	(4)	572
Management and leasing fees	8,323		7,986		337
Other income	1,686		(357)		2,043
	3,386		434		2,952

Total decrease in revenues	$(101,999)		$(87,423)		$(14,576)
______________________
See notes below.
Expenses
Our expenses were $339,990,000 for the three months ended September 30, 2020, compared to $358,583,000 for the prior year’s quarter, a decrease of $18,593,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York		Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(3,894)	$(3,901)		$7
Development and redevelopment	(10,218)	(10,372)		154
Non-reimbursable expenses	(804)	(843)		39
Hotel Pennsylvania(1)	(5,772)	(5,772)		—
Trade shows(2)	(2,816)	—		(2,816)
BMS expenses	(4,605)	(5,178)	(4)	573
Same store operations	(2,605)	(707)		(1,898)
	(30,714)	(26,773)		(3,941)
Depreciation and amortization:
Acquisitions, dispositions and other	(44)	(46)		2
Development and redevelopment	(1,407)	(1,411)		4
Same store operations	12,027	12,646		(619)
	10,576	11,189		(613)

General and administrative	(830)	(542)		(288)

Expense from deferred compensation plan liability	3,367	—		3,367

Transaction related costs	(992)	—		(992)

Total decrease in expenses	$(18,593)	$(16,126)		$(2,467)
____________________
(1)Closed since April 1, 2020 as a result of the COVID-19 pandemic. Operating expense for 2020 includes a $9,246 severance accrual for furloughed union employees.
(2)Cancelled trade shows at theMART from late March 2020 through the remainder of the year as a result of the pandemic.
(3)2020 includes $11,248 for the non-cash write-off of receivables arising from the straight-lining of rents and $10,887 for the write-off of tenant receivables deemed uncollectible.
(4)Primarily due to a decrease in third party cleaning services provided to retail and office tenants as a result of the pandemic.

Results of Operations – Three Months Ended September 30, 2020 Compared to September 30, 2019 - continued
(Loss) Income from Partially Owned Entities
Below are the components of (loss) income from partially owned entities for the three months ended September 30, 2020 and 2019.

(Amounts in thousands)	Percentage Ownership at September 30, 2020	For the Three Months Ended September 30,
		2020	2019
Our share of net (loss) income:
Fifth Avenue and Times Square JV:
Non-cash impairment loss(1)		$(107,023)	$—
Return on preferred equity, net of our share of the expense		9,430	9,545
Equity in net income	51.5%	7,694	9,891
		(89,899)	19,436
Alexander's(2)	32.4%	3,371	6,692
Partially owned office buildings(3)	Various	6,418	(186)
Other investments(4)	Various	(799)	4
		$(80,909)	$25,946
____________________
(1)See Note 8 - Investments in Partially Owned Entities to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
(2)2020 includes our $3,139 share of write-offs of lease receivables deemed uncollectible.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Loss (Income) from Real Estate Fund Investments
    Below are the components of the (loss) income from our real estate fund investments for the three months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended September 30,
	2020	2019
Net unrealized loss on held investments	$(14,216)	$—
Net investment income	393	2,190
(Loss) income from real estate fund investments	(13,823)	2,190
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	11,299	(735)
(Loss) income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(2,524)	$1,455
Interest and Other Investment Income, Net
    Below are the components of interest and other investment income, net for the three months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Three Months Ended September 30,
	2020	2019
Interest on loans receivable	$574	$1,604
Interest on cash and cash equivalents and restricted cash	253	4,060
Decrease in fair value of marketable securities	—	(4,868)
Dividends on marketable securities	—	1,312
Other, net	902	937
	$1,729	$3,045

Results of Operations – Three Months Ended September 30, 2020 Compared to September 30, 2019 - continued
Interest and Debt Expense
Interest and debt expense for the three months ended September 30, 2020 was $57,371,000 compared to $61,448,000 for the prior year’s quarter, a decrease of $4,077,000. This decrease was primarily due to (i) $6,532,000 of lower interest expense resulting from lower average interest rates on our variable rate loans, (ii) $5,489,000 of lower interest expense resulting from the repayment of the mortgage payable of PENN2, and (iii) $96,000 of lower interest expense resulting from paydowns of the 220 CPS loan, partially offset by $6,719,000 of lower capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $214,578,000 for the three months ended September 30, 2020 consisted of net gains on the sale of 19 condominium units at 220 CPS. Net gains on disposition of wholly owned and partially owned assets of $309,657,000 for the three months ended September 30, 2019 consisted of (i) a $159,292,000 net gain on sale of our 25% interest in 330 Madison Avenue, (ii) $130,888,000 of net gains on the sale of 14 condominium units at 220 CPS, and (iii) a $19,477,000 net gain on sale of 3040 M Street.
Income Tax Expense
Income tax expense for the three months ended September 30, 2020 was $23,781,000 compared to $23,885,000 for the prior year’s quarter, a decrease of $104,000.
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $848,000 for the three months ended September 30, 2020, compared to income of $5,774,000 for the prior year’s quarter, a decrease in income of $6,622,000. This decrease resulted primarily from lower net income allocated to the noncontrolling interests of our real estate fund investments. The three months ended September 30, 2020 includes $3,822,000 allocated to noncontrolling interests for the non-cash impairment loss recorded on our investment in Fifth Avenue and Times Square JV.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $3,884,000 for the three months ended September 30, 2020, compared to $22,637,000 for the prior year’s quarter, a decrease of $18,753,000. This decrease resulted primarily from lower net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $12,530,000 for the three months ended September 30, 2020, compared to $12,532,000 for the prior year’s quarter, a decrease of $2,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $12,572,000 for the three months ended September 30, 2020, compared to $12,574,000 for the prior year’s quarter, a decrease of $2,000.

Results of Operations – Three Months Ended September 30, 2020 Compared to September 30, 2019 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2020 compared to September 30, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the three months ended September 30, 2020	$220,533	$189,820	$13,171	$15,618	$1,924
Less NOI at share from:
Development properties	(4,284)	(4,288)	—	4	—
Hotel Pennsylvania (closed beginning April 1, 2020)	16,821	16,821	—	—	—
Other non-same store (income) expense, net	(3,273)	(1,318)	(102)	71	(1,924)
Same store NOI at share for the three months ended September 30, 2020	$229,797	$201,035	$13,069	$15,693	$—

NOI at share for the three months ended September 30, 2019	$307,530	$265,484	$24,862	$15,265	$1,919
Less NOI at share from:
Development properties	(18,299)	(18,299)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	(3,012)	(3,012)	—	—	—
Other non-same store (income) expense, net	(11,446)	(9,121)	(524)	118	(1,919)
Same store NOI at share for the three months ended September 30, 2019	$274,773	$235,052	$24,338	$15,383	$—

(Decrease) increase in same store NOI at share for the three months ended September 30, 2020 compared to September 30, 2019	$(44,976)	$(34,017)	$(11,269)	$310	$—

% (decrease) increase in same store NOI at share	(16.4)%	(14.5)%	(46.3)%	2.0%	—%

Results of Operations – Three Months Ended September 30, 2020 Compared to September 30, 2019 - continued
Same Store Net Operating Income At Share - continued
    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2020 compared to September 30, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2020	$231,514	$196,081	$17,706	$15,530	$2,197
Less NOI at share - cash basis from:
Development properties	(7,729)	(7,733)	—	4	—
Hotel Pennsylvania (closed beginning April 1, 2020)	16,829	16,829	—	—	—
Other non-same store (income) expense, net	(5,165)	(2,865)	(131)	28	(2,197)
Same store NOI at share - cash basis for the three months ended September 30, 2020	$235,449	$202,312	$17,575	$15,562	$—

NOI at share - cash basis for the three months ended September 30, 2019	$303,493	$259,924	$26,588	$15,325	$1,656
Less NOI at share - cash basis from:
Dispositions	(693)	(693)	—	—	—
Development properties	(23,839)	(23,839)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	(2,964)	(2,964)	—	—	—
Other non-same store (income) expense, net	(12,631)	(10,156)	(863)	44	(1,656)
Same store NOI at share - cash basis for the three months ended September 30, 2019	$263,366	$222,272	$25,725	$15,369	$—

(Decrease) increase in same store NOI at share - cash basis for the three months ended September 30, 2020 compared to September 30, 2019	$(27,917)	$(19,960)	$(8,150)	$193	$—

% (decrease) increase in same store NOI at share - cash basis	(10.6)%	(9.0)%	(31.7)%	1.3%	—%

NOI At Share by Segment for the Nine Months Ended September 30, 2020 and 2019
Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Nine Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$1,151,520	$919,388	$232,132
Operating expenses	(600,077)	(484,624)	(115,453)
NOI - consolidated	551,443	434,764	116,679
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(56,900)	(34,713)	(22,187)
Add: NOI from partially owned entities	229,543	221,296	8,247
NOI at share	724,086	621,347	102,739
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	48,247	40,310	7,937
NOI at share - cash basis	$772,333	$661,657	$110,676

(Amounts in thousands)	For the Nine Months Ended September 30, 2019
	Total	New York	Other
Total revenues	$1,463,732	$1,200,234	$263,498
Operating expenses	(694,006)	(574,073)	(119,933)
NOI - consolidated	769,726	626,161	143,565
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,915)	(31,011)	(20,904)
Add: NOI from partially owned entities	236,400	211,394	25,006
NOI at share	954,211	806,544	147,667
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	530	(3,741)	4,271
NOI at share - cash basis	$954,741	$802,803	$151,938

NOI At Share by Segment for the Nine Months Ended September 30, 2020 and 2019 - continued
The elements of our New York and Other NOI at share for the nine months ended September 30, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
New York:
Office(1)(2)	$504,630	$540,601
Retail(1)(3)	109,153	213,489
Residential	16,604	17,528
Alexander's	25,653	33,699
Hotel Pennsylvania(4)	(34,693)	1,227
Total New York	621,347	806,544

Other:
theMART(5)	52,087	79,359
555 California Street	45,686	45,124
Other investments(6)	4,966	23,184
Total Other	102,739	147,667

NOI at share	$724,086	$954,211
___________________
(1)Reflects the transfer of 45.4% of common equity in the properties contributed to Fifth Avenue and Times Square JV on April 18, 2019.
(2)2020 includes $17,588 of non-cash write-offs of receivables arising from the straight-lining of rents, including the New York & Company, Inc. lease at 330 West 34th Street, and $6,052 of write-offs of tenant receivables deemed uncollectible.
(3)2020 includes $25,124 of non-cash write-offs of receivables arising from the straight-lining of rents, including the JCPenney lease at Manhattan Mall, and $11,399 of write-offs of tenant receivables deemed uncollectible. 2019 includes $13,832 of non-cash write-offs of receivables arising from the straight-lining of rents.
(4)The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been closed since April 1, 2020 as a result of the pandemic. 2020 includes a $9,246 severance accrual for furloughed union employees.
(5)The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.
(6)2019 includes our share of PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and UE (sold on March 4, 2019).
The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
New York:
Office(1)(2)	$524,830	$537,972
Retail(1)(3)	124,430	213,298
Residential	15,541	16,131
Alexander's	31,574	34,320
Hotel Pennsylvania(4)	(34,718)	1,082
Total New York	661,657	802,803

Other:
theMART(5)	58,176	83,484
555 California Street	45,970	45,665
Other investments(6)	6,530	22,789
Total Other	110,676	151,938

NOI at share - cash basis	$772,333	$954,741
___________________
(1)Reflects the transfer of 45.4% of common equity in the properties contributed to Fifth Avenue and Times Square JV on April 18, 2019.
(2)2020 includes $6,052 of write-offs of tenant receivables deemed uncollectible.
(3)2020 includes $11,399 of write-offs of tenant receivables deemed uncollectible.
(4)The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been closed since April 1, 2020 as a result of the pandemic. 2020 includes a $9,246 severance accrual for furloughed union employees.
(5)The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.
(6)2019 includes our share of PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and UE (sold on March 4, 2019).

Reconciliation of Net (Loss) Income to NOI At Share for the Nine Months Ended September 30, 2020 and 2019
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
Net (loss) income	$(253,119)	$3,173,586
Depreciation and amortization expense	292,611	326,181
General and administrative expense	120,255	130,129
(Gain from lease liability extinguishment) and expense from transaction related costs and impairment losses, net	(68,566)	103,315
Loss (income) from partially owned entities	353,679	(56,139)
Loss from real estate fund investments	225,328	13,780
Interest and other investment loss (income), net	7,068	(15,930)
Interest and debt expense	174,618	226,940
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Net gains on disposition of wholly owned and partially owned assets	(338,862)	(641,664)
Income tax expense	38,431	80,542
Loss from discontinued operations	—	85
NOI from partially owned entities	229,543	236,400
NOI attributable to noncontrolling interests in consolidated subsidiaries	(56,900)	(51,915)
NOI at share	724,086	954,211
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	48,247	530
NOI at share - cash basis	$772,333	$954,741
NOI At Share by Region

	For the Nine Months Ended September 30,
	2020	2019
Region:
New York City metropolitan area	87%	86%
Chicago, IL	7%	9%
San Francisco, CA	6%	5%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2020 Compared to September 30, 2019
Revenues
Our revenues were $1,151,520,000 for the nine months ended September 30, 2020, compared to $1,463,732,000 for the prior year’s nine months, a decrease of $312,212,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$1,173		$1,038		$135
Development and redevelopment	(55,367)		(54,817)		(550)
Hotel Pennsylvania(1)	(55,238)		(55,238)		—
Trade shows(2)	(25,343)		—		(25,343)
Properties transferred to Fifth Avenue and Times Square JV	(100,554)		(100,554)		—
Same store operations	(74,764)	(3)	(61,328)		(13,436)
	(310,093)		(270,899)		(39,194)
Fee and other income:
BMS cleaning fees	(15,397)		(17,062)	(4)	1,665
Management and leasing fees	6,290		5,838		452
Properties transferred to Fifth Avenue and Times Square JV	(389)		(389)		—
Other income	7,377		1,666		5,711
	(2,119)		(9,947)		7,828

Total decrease in revenues	$(312,212)		$(280,846)		$(31,366)
_____________
See notes on the following page.

Results of Operations – Nine Months Ended September 30, 2020 Compared to September 30, 2019 - continued
Expenses
Our expenses were $943,829,000 for the nine months ended September 30, 2020, compared to $1,261,353,000 for the prior year’s nine months, a decrease of $317,524,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total		New York		Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(8,670)		$(8,624)		$(46)
Development and redevelopment	(26,565)		(26,573)		8
Non-reimbursable expenses	454		274		180
Hotel Pennsylvania(1)	(19,329)		(19,329)		—
Trade shows(2)	(8,978)		—		(8,978)
BMS expenses	(9,521)		(11,187)	(4)	1,666
Properties transferred to Fifth Avenue and Times Square JV	(21,615)		(21,615)		—
Same store operations	295		(2,395)		2,690
	(93,929)		(89,449)		(4,480)
Depreciation and amortization:
Acquisitions, dispositions and other	(3,824)		(3,833)		9
Development and redevelopment	(279)		(1,071)		792
Properties transferred to Fifth Avenue and Times Square JV	(25,119)		(25,119)		—
Same store operations	(4,348)		(3,386)		(962)
	(33,570)		(33,409)		(161)

General and administrative	(9,874)	(5)	(4,147)		(5,727)

(Benefit) expense from deferred compensation plan liability	(8,270)		—		(8,270)

(Gain from lease liability extinguishment) and expense from transaction related costs and impairment losses, net	(171,881)		(171,620)	(6)	(261)

Total decrease in expenses	$(317,524)		$(298,625)		$(18,899)
___________________
(1)Closed since April 1, 2020 as a result of the COVID-19 pandemic. Operating expense for 2020 includes a $9,246 severance accrual for furloughed union employees.
(2)Cancelled trade shows at theMART from late March 2020 through the remainder of the year as a result of the pandemic.
(3)2020 includes $45,258 for the non-cash write-off of receivables arising from the straight-lining of rent, including the JCPenney retail lease at Manhattan Mall and the New York & Company, Inc. office lease at 330 West 34th Street, and $15,508 for the write-off of tenant receivables deemed uncollectible.
(4)Primarily due to a decrease in third party cleaning services provided to retail and office tenants as a result of the pandemic.
(5)Primarily due to $8,444 non-cash stock-based compensation expense for the accelerated vesting of previously issued Operating Partnership units and Vornado restricted stock in 2019 due to the removal of the time-based vesting requirements for participants who have reached 65 years of age and $844 of lower non-cash stock-based compensation expense for the time-based compensation granted in connection with the new leadership group announced in April 2019.
(6)Due to $101,360 of non-cash impairment losses, substantially 608 Fifth Avenue, recognized in the second quarter of 2019 and $70,260 of lease liability extinguishment gain related to 608 Fifth Avenue recognized in the second quarter of 2020.

Results of Operations – Nine Months Ended September 30, 2020 Compared to September 30, 2019 - continued
(Loss) Income from Partially Owned Entities
Below are the components of (loss) income from partially owned entities for the nine months ended September 30, 2020 and 2019.

(Amounts in thousands)	Percentage Ownership at September 30, 2020	For the Nine Months Ended September 30,
		2020	2019
Our share of net (loss) income:
Fifth Avenue and Times Square JV(1):
Non-cash impairment loss(2)		$(413,349)	$—
Return on preferred equity, net of our share of the expense		27,926	18,131
Equity in net income(3)	51.5%	13,631	21,108
		(371,792)	39,239
Alexander's(4)	32.4%	11,198	18,185
Partially owned office buildings(5)	Various	8,550	(1,531)
Other investments(6)	Various	(1,635)	246
		$(353,679)	$56,139
____________________
(1)Entered into on April 18, 2019.
(2)See Note 8 - Investments in Partially Owned Entities to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
(3)2020 includes a $10,047 reduction in income related to a Forever 21 lease modification at 1540 Broadway and $2,997 of write-offs of lease receivables deemed uncollectible during 2020.
(4)2020 includes our $4,846 share of write-offs of lease receivables deemed uncollectible.
(5)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(6)Includes interests in Independence Plaza, Rosslyn Plaza, UE (sold on March 4, 2019), PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and others.
Loss from Real Estate Fund Investments
Below are the components of loss from our real estate fund investments for the nine months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
Net unrealized loss on held investments	$(225,412)	$(16,162)
Net investment income	84	2,382
Loss from real estate fund investments	(225,328)	(13,780)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	160,557	(8,427)
Loss from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(64,771)	$(22,207)
Interest and Other Investment (Loss) Income, Net
Below are the components of interest and other investment (loss) income, net for the nine months ended September 30, 2020 and 2019.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2020	2019
Credit losses on loans receivable(1)	$(13,369)	$—
Interest on cash and cash equivalents and restricted cash	5,717	8,753
Decrease in fair value of marketable securities(2)	(4,938)	(3,095)
Interest on loans receivable	2,810	4,845
Dividends on marketable securities	—	2,625
Other, net	2,712	2,802
	$(7,068)	$15,930
____________________
(1)See Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.
(2)The nine months ended September 30, 2020 includes a $4,938 mark-to-market decrease in the fair value of our PREIT common shares (sold on January 23, 2020). The nine months ended September 30, 2019 includes (i) a $19,211 decrease in the fair value of our investment in PREIT, partially offset by (ii) a $16,068 mark-to-market increase in the fair value of our Lexington common shares (sold on March 1, 2019).

Results of Operations – Nine Months Ended September 30, 2020 Compared to September 30, 2019 - continued
Interest and Debt Expense
Interest and debt expense was $174,618,000 for the nine months ended September 30, 2020, compared to $226,940,000 for the prior year’s nine months, a decrease of $52,322,000. This decrease was primarily due to (i) $22,540,000 of lower interest expense relating to debt prepayment costs relating to the redemption of our $400,000,000 5.00% senior unsecured notes in 2019, (ii) $17,459,000 of lower interest expense resulting from the repayment of the mortgage payable of PENN2, (iii) $16,210,000 of lower interest expense resulting from lower average interest rates on our variable rate loans, (iv) $12,530,000 of lower interest expense resulting from the deconsolidation of mortgages payable of the properties contributed to Fifth Avenue and Times Square JV, (v) $7,680,000 of lower interest expense resulting from the paydowns of the 220 CPS loan, and (vi) $5,045,000 of lower interest from the redemption of the $400,000,000 5.00% senior unsecured notes in 2019, partially offset by $28,355,000 of lower capitalized interest and debt expense.
Net Gain on Transfer to Fifth Avenue and Times Square JV
During the nine months ended September 30, 2019, we recognized a $2,571,099,000 net gain from the transfer of common equity in the properties contributed to Fifth Avenue and Times Square JV, including the related step-up in our basis of the retained portion of the assets to fair value.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $338,862,000 for the nine months ended September 30, 2020 consisted of net gains on the sale of 30 condominium units at 220 CPS. Net gains on disposition of wholly owned and partially owned assets of $641,664,000 for the nine months ended September 30, 2019 consisted of (i) $400,500,000 of net gains on the sale of 37 condominium units at 220 CPS, (ii) a $159,292,000 net gain on sale of our 25% interest in 330 Madison Avenue, (iii) a $62,395,000 net gain from the sale of all our UE partnership units, and (iv) a $19,477,000 net gain on sale of 3040 M Street.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2020 was $38,431,000 compared to $80,542,000 for the prior year’s nine months, a decrease of $42,111,000. This decrease was primarily due to lower income tax expense from the sale of 220 CPS condominium units.
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $141,003,000 for the nine months ended September 30, 2020, compared to income of $34,045,000 for the prior year’s nine months, a decrease in income of $175,048,000. This decrease resulted primarily from the higher allocation of net loss to the noncontrolling interests in our real estate fund investments. The nine months ended September 30, 2020 includes $4,289,000 allocated to noncontrolling interests for the non-cash impairment loss recognized on our investment in Fifth Avenue and Times Square JV.
Net (Loss) Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net loss attributable to noncontrolling interests in the Operating Partnership was $10,090,000 for the nine months ended September 30, 2020, compared to net income of $197,354,000 for the prior year’s nine months, a decrease in income of $207,444,000. This decrease resulted primarily from lower net income subject to allocation to Class A unitholders.

Results of Operations – Nine Months Ended September 30, 2020 Compared to September 30, 2019 - continued
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $37,591,000 for the nine months ended September 30, 2020, compared to $37,598,000 for the prior year’s nine months, a decrease of $7,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $37,715,000 for the nine months ended September 30, 2020, compared to $37,722,000 for the prior year’s nine months, a decrease of $7,000.
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2020 compared to September 30, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the nine months ended September 30, 2020	$724,086	$621,347	$52,087	$45,686	$4,966
Less NOI at share from:
Development properties	(25,935)	(25,935)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	25,337	25,337	—	—	—
Other non-same store (income) expense, net	(20,796)	(15,480)	(524)	174	(4,966)
Same store NOI at share for the nine months ended September 30, 2020	$702,692	$605,269	$51,563	$45,860	$—

NOI at share for the nine months ended September 30, 2019	$954,211	$806,544	$79,359	$45,124	$23,184
Less NOI at share from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(35,770)	(35,770)	—	—	—
Dispositions	(7,358)	(7,358)	—	—	—
Development properties	(53,439)	(53,439)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	(7,043)	(7,043)			—
Other non-same store (income) expense, net	(26,762)	(3,795)	(180)	397	(23,184)
Same store NOI at share for the nine months ended September 30, 2019	$823,839	$699,139	$79,179	$45,521	$—

(Decrease) increase in same store NOI at share for the nine months ended September 30, 2020 compared to September 30, 2019	$(121,147)	$(93,870)	$(27,616)	$339	$—

% (decrease) increase in same store NOI at share	(14.7)%	(13.4)%	(34.9)%	0.7%	—%

Results of Operations – Nine Months Ended September 30, 2020 Compared to September 30, 2019 - continued
Same Store Net Operating Income At Share - continued
    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2020 compared to September 30, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2020	$772,333	$661,657	$58,176	$45,970	$6,530
Less NOI at share - cash basis from:
Development properties	(35,338)	(35,338)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	25,354	25,354	—	—	—
Other non-same store (income) expense, net	(31,287)	(24,222)	(553)	18	(6,530)
Same store NOI at share - cash basis for the nine months ended September 30, 2020	$731,062	$627,451	$57,623	$45,988	$—

NOI at share - cash basis for the nine months ended September 30, 2019	$954,741	$802,803	$83,484	$45,665	$22,789
Less NOI at share - cash basis from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(32,905)	(32,905)	—	—	—
Dispositions	(8,153)	(8,153)	—	—	—
Development properties	(71,547)	(71,547)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	(6,947)	(6,947)	—	—	—
Other non-same store (income) expense, net	(43,004)	(19,946)	(519)	250	(22,789)
Same store NOI at share - cash basis for the nine months ended September 30, 2019	$792,185	$663,305	$82,965	$45,915	$—

(Decrease) increase in same store NOI at share - cash basis for the nine months ended September 30, 2020 compared to September 30, 2019	$(61,123)	$(35,854)	$(25,342)	$73	$—

% (decrease) increase in same store NOI at share - cash basis	(7.7)%	(5.4)%	(30.5)%	0.2%	—%

SUPPLEMENTAL INFORMATION
NOI At Share by Segment for the Three Months Ended September 30, 2020 and June 30, 2020
Below is a summary of NOI at share and NOI at share - cash basis for the three months ended September 30, 2020 and June 30, 2020 by segment.

(Amounts in thousands)	For the Three Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$363,962	$293,145	$70,817
Operating expenses	(195,645)	(161,386)	(34,259)
NOI - consolidated	168,317	131,759	36,558
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(25,959)	(17,776)	(8,183)
Add: NOI from partially owned entities	78,175	75,837	2,338
NOI at share	220,533	189,820	30,713
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	10,981	6,261	4,720
NOI at share - cash basis	$231,514	$196,081	$35,433

(Amounts in thousands)	For the Three Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$343,026	$270,628	$72,398
Operating expenses	(174,425)	(140,207)	(34,218)
NOI - consolidated	168,601	130,421	38,180
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(8,504)	(6,944)
Add: NOI from partially owned entities	69,487	67,051	2,436
NOI at share	222,640	188,968	33,672
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	34,190	32,943	1,247
NOI at share - cash basis	$256,830	$221,911	$34,919

SUPPLEMENTAL INFORMATION - CONTINUED
NOI At Share by Segment for the Three Months Ended September 30, 2020 and June 30, 2020 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2020 and June 30, 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	September 30, 2020	June 30, 2020
New York:
Office(1)	$159,981	$161,444
Retail(2)	35,294	21,841
Residential	4,536	5,868
Alexander's	6,830	8,331
Hotel Pennsylvania(3)	(16,821)	(8,516)
Total New York	189,820	188,968

Other:
theMART(4)	13,171	17,803
555 California Street	15,618	14,837
Other investments	1,924	1,032
Total Other	30,713	33,672

NOI at share	$220,533	$222,640
___________________
(1)The three months ended September 30, 2020 includes $5,112 of write-offs of tenant receivables deemed uncollectible and $4,368 of non-cash write-offs of receivables arising from the straight-lining of rents. The three months ended June 30, 2020 includes $13,220 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the New York & Company, Inc. lease at 330 West 34th Street, and $940 of write-offs of tenant receivables deemed uncollectible.
(2)The three months ended September 30, 2020 includes $4,688 of non-cash write-offs of receivables arising from the straight-lining of rents and $4,668 of write-offs of tenant receivables deemed uncollectible. The three months ended June 30, 2020 includes $20,436 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall, and $6,731 of write-offs of tenant receivables deemed uncollectible.
(3)The Hotel Pennsylvania has been closed since April 1, 2020 as a result of the COVID-19 pandemic. The three months ended September 30, 2020 includes a $9,246 severance accrual for furloughed union employees.
(4)The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.
The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2020 and June 30, 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended
	September 30, 2020	June 30, 2020
New York:
Office(1)	$162,357	$175,438
Retail(2)	36,476	38,913
Residential	4,178	5,504
Alexander's	9,899	10,581
Hotel Pennsylvania(3)	(16,829)	(8,525)
Total New York	196,081	221,911

Other:
theMART(4)	17,706	17,765
555 California Street	15,530	15,005
Other investments	2,197	2,149
Total Other	35,433	34,919

NOI at share - cash basis	$231,514	$256,830
___________________
(1)Includes $5,112 and $940, respectively, of write-offs of tenant receivables deemed uncollectible.
(2)Includes $4,668 and $6,731, respectively, of write-offs of tenant receivables deemed uncollectible.
(3)The Hotel Pennsylvania has been closed since April 1, 2020 as a result of the COVID-19 pandemic. The three months ended September 30, 2020 includes a $9,246 severance accrual for furloughed union employees.
(4)The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year.

SUPPLEMENTAL INFORMATION - CONTINUED
Reconciliation of Net Income (Loss) to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended September 30, 2020 and June 30, 2020
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three months ended September 30, 2020 and June 30, 2020.

(Amounts in thousands)	For the Three Months Ended
	September 30, 2020	June 30, 2020
Net income (loss)	$68,736	$(217,352)
Depreciation and amortization expense	107,013	92,805
General and administrative expense	32,407	35,014
Expense from transaction related costs and impairment losses and (gain from lease liability extinguishment), net	584	(69,221)
Loss from partially owned entities	80,909	291,873
Loss from real estate fund investments	13,823	28,042
Interest and other investment (income) loss, net	(1,729)	2,893
Interest and debt expense	57,371	58,405
Net gains on disposition of wholly owned and partially owned assets	(214,578)	(55,695)
Income tax expense	23,781	1,837
NOI from partially owned entities	78,175	69,487
NOI attributable to noncontrolling interests in consolidated subsidiaries	(25,959)	(15,448)
NOI at share	220,533	222,640
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	10,981	34,190
NOI at share - cash basis	$231,514	$256,830
Three Months Ended September 30, 2020 Compared to June 30, 2020
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2020 compared to June 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the three months ended September 30, 2020	$220,533	$189,820	$13,171	$15,618	$1,924
Less NOI at share from:
Development properties	(4,284)	(4,288)	—	4	—
Hotel Pennsylvania (closed beginning April 1, 2020)	16,821	16,821	—	—	—
Other non-same store (income) expense, net	(2,958)	(1,003)	(102)	71	(1,924)
Same store NOI at share for the three months ended September 30, 2020	$230,112	$201,350	$13,069	$15,693	$—

NOI at share for the three months ended June 30, 2020	$222,640	$188,968	$17,803	$14,837	$1,032
Less NOI at share from:
Development properties	(7,380)	(7,376)	—	(4)	—
Hotel Pennsylvania (closed beginning April 1, 2020)	8,516	8,516	—	—	—
Other non-same store income, net	(9,010)	(7,920)	—	(58)	(1,032)
Same store NOI at share for the three months ended June 30, 2020	$214,766	$182,188	$17,803	$14,775	$—

Increase (decrease) in same store NOI at share for the three months ended September 30, 2020 compared to June 30, 2020	$15,346	$19,162	$(4,734)	$918	$—

% increase (decrease) in same store NOI at share	7.1%	10.5%	(26.6)%	6.2%	—%

SUPPLEMENTAL INFORMATION - CONTINUED
Three Months Ended September 30, 2020 Compared to June 30, 2020 - continued
Same Store Net Operating Income At Share - continued
    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2020 compared to June 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2020	$231,514	$196,081	$17,706	$15,530	$2,197
Less NOI at share - cash basis from:
Development properties	(7,729)	(7,733)	—	4	—
Hotel Pennsylvania (closed beginning April 1, 2020)	16,829	16,829	—	—	—
Other non-same store (income) expense, net	(4,846)	(2,546)	(131)	28	(2,197)
Same store NOI at share - cash basis for the three months ended September 30, 2020	$235,768	$202,631	$17,575	$15,562	$—

NOI at share - cash basis for the three months ended June 30, 2020	$256,830	$221,911	$17,765	$15,005	$2,149
Less NOI at share - cash basis from:
Development properties	(9,478)	(9,474)	—	(4)	—
Hotel Pennsylvania (closed beginning April 1, 2020)	8,525	8,525	—	—	—
Other non-same store (income) expense, net	(12,772)	(10,670)	—	47	(2,149)
Same store NOI at share - cash basis for the three months ended June 30, 2020	$243,105	$210,292	$17,765	$15,048	$—

(Decrease) increase in same store NOI at share - cash basis for the three months ended September 30, 2020 compared to June 30, 2020	$(7,337)	$(7,661)	$(190)	$514	$—

% (decrease) increase in same store NOI at share - cash basis	(3.0)%	(3.6)%	(1.1)%	3.4%	—%

Liquidity and Capital Resources
Rental revenue is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs. During 2020, we have experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the closure of Hotel Pennsylvania, the cancellation of trade shows at theMART through 2020, and lower revenues from BMS and signage. For the quarter ended September 30, 2020, we collected 93% (95% including rent deferrals) of rent due from our tenants, comprised of 95% (97% including rent deferrals) from our office tenants and 82% (85% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months. While we believe that our tenants are required to pay rent under their leases, we have implemented and will continue to consider rent deferrals on a case-by-case basis. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.
As of September 30, 2020, we have $3.7 billion of liquidity comprised of $1.5 billion of cash and cash equivalents and restricted cash and $2.2 billion available on our $2.75 billion revolving credit facilities. The challenges posed by COVID-19 could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for development expenditures and acquisitions may require funding from borrowings and/or equity offerings. Consequently, the Company will continue to evaluate its liquidity and financial position on an ongoing basis.
During the third quarter of 2020, we closed on the sale of 19 condominium units at 220 Central Park South for net proceeds of $591,104,000; and in October 2020, we closed on the sale of four condominium units for net proceeds of $105,000,000.
We may from time to time purchase, retire or redeem our outstanding debt securities or our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources - continued
Cash Flows for the Nine Months Ended September 30, 2020 and 2019
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2020	2019
Net cash provided by operating activities	$191,360	$397,971	$(206,611)
Net cash provided by investing activities	123,415	2,228,548	(2,105,133)
Net cash used in financing activities	(431,568)	(2,097,868)	1,666,300
Cash and cash equivalents and restricted cash was $1,490,338,000 as of September 30, 2020, a $116,793,000 decrease from the balance as of December 31, 2019.
Net cash provided by operating activities of $191,360,000 for the nine months ended September 30, 2020 was comprised of $488,827,000 of cash from operations, including distributions of income from partially owned entities of $132,850,000, and a net decrease of $297,467,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the net cash provided by investing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2020	2019
Proceeds from sale of condominium units at 220 Central Park South	$939,292	$1,039,493	$(100,201)
Development costs and construction in progress	(448,167)	(448,281)	114
Moynihan Train Hall expenditures	(277,128)	(352,211)	75,083
Additions to real estate	(112,906)	(189,579)	76,673
Proceeds from sales of marketable securities	28,375	168,314	(139,939)
Investments in partially owned entities	(6,156)	(16,480)	10,324
Distributions of capital from partially owned entities	1,090	24,880	(23,790)
Acquisitions of real estate and other	(985)	(3,260)	2,275
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,248,743	(1,248,743)
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000	(500,000)
Proceeds from sale of real estate and related investments	—	255,534	(255,534)
Proceeds from repayments of loans receivable	—	1,395	(1,395)
Net cash provided by investing activities	$123,415	$2,228,548	$(2,105,133)
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2020	2019
Dividends paid on common shares/Distributions to Vornado	$(725,938)	$(377,750)	$(348,188)
Proceeds from borrowings	555,918	1,107,852	(551,934)
Repayments of borrowings	(514,493)	(2,635,028)	2,120,535
Moynihan Train Hall reimbursement from Empire State Development	277,128	352,211	(75,083)
Contributions from noncontrolling interests in consolidated subsidiaries	98,626	9,223	89,403
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(76,759)	(65,084)	(11,675)
Dividends paid on preferred shares/Distributions to preferred unitholders	(50,123)	(37,598)	(12,525)
Proceeds received from exercise of Vornado stock options and other	5,567	2,403	3,164
Debt issuance costs	(1,357)	(15,328)	13,971
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)	8,555
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)	407,126
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)	22,058
Redemption of preferred shares/units	—	(893)	893
Net cash used in financing activities	$(431,568)	$(2,097,868)	$1,666,300

Liquidity and Capital Resources - continued
Capital Expenditures for the Nine Months Ended September 30, 2020
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the nine months ended September 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$46,771	$39,920	$5,674	$1,177
Tenant improvements	45,150	38,900	4,041	2,209
Leasing commissions	15,569	11,624	3,173	772
Recurring tenant improvements, leasing commissions and other capital expenditures	107,490	90,444	12,888	4,158
Non-recurring capital expenditures	61,171	60,961	210	—
Total capital expenditures and leasing commissions	$168,661	$151,405	$13,098	$4,158
Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2020
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.
220 CPS
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.450 billion, of which $1.436 billion has been expended as of September 30, 2020.
PENN District
We are redeveloping PENN1, a 2,545,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. The development cost of this project is estimated to be $325,000,000, of which $137,048,000 has been expended as of September 30, 2020.
We are redeveloping PENN2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $80,684,000 has been expended as of September 30, 2020.
We are also making districtwide improvements within the Penn District. The development cost of these improvements is estimated to be $100,000,000, of which $15,538,000 has been expended as of September 30, 2020.
Our 95% joint venture is developing Farley Office and Retail (the "Project"), which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of retail space. The total development cost of the Project is estimated to be approximately $1,030,000,000. As of September 30, 2020, $736,155,000 has been expended, which has been reduced by $88,000,000 of historic tax credit investor contributions (at our share).
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
We entered into a development agreement with the Metropolitan Transportation Authority to oversee the development of the Long Island Rail Road 33rd Street entrance at Penn Station which Skanska USA Civil Northeast, Inc. will construct under a fixed price contract for $126,197,000.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2020 - continued
Other
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $66,000,000, of which our share is $46,000,000. As of September 30, 2020, $55,207,000 has been expended, of which our share is $38,645,000.
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of September 30, 2020, $25,818,000 has been expended, of which our share is $12,909,000.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the Penn District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
Below is a summary of amounts paid for development and redevelopment expenditures for the nine months ended September 30, 2020. These expenditures include interest and debt expense of $30,829,000, payroll of $11,696,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $92,008,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$174,159	$174,159	$—	$—	$—
220 CPS	83,117	—	—	—	83,117
PENN1	75,247	75,247	—	—	—
PENN2	60,493	60,493	—	—	—
345 Montgomery Street	14,491	—	—	14,491	—
Other	40,660	36,787	3,836	—	37
	$448,167	$346,686	$3,836	$14,491	$83,154
Capital Expenditures for the Nine Months Ended September 30, 2019
Below is a summary of amounts paid for capital expenditures and leasing commissions for the nine months ended September 30, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$75,190	$66,061	$6,720	$2,409
Tenant improvements	78,738	67,503	8,021	3,214
Leasing commissions	17,051	15,251	714	1,086
Recurring tenant improvements, leasing commissions and other capital expenditures	170,979	148,815	15,455	6,709
Non-recurring capital expenditures	26,393	24,588	166	1,639
Total capital expenditures and leasing commissions	$197,372	$173,403	$15,621	$8,348

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

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$190,991	$190,991	$—	$—	$—
220 CPS	142,439	—	—	—	142,439
PENN1	34,476	34,476	—	—	—
345 Montgomery Street	18,844	—	—	18,844	—
PENN2	17,404	17,404	—	—	—
606 Broadway	7,181	7,181	—	—	—
1535 Broadway	1,031	1,031	—	—	—
Other	35,915	30,488	1,610	3,817	—
	$448,281	$281,571	$1,610	$22,661	$142,439
Commitments and Contingencies
Farley Office and Retail
The consolidated joint venture in which we own a 95% ownership interest was designated by ESD to develop Farley Office and Retail. The joint venture entered into a development agreement with ESD and a design-build contract with Skanska Moynihan Train Hall Builders. Under the development agreement with ESD, the joint venture is obligated to build the Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture’s obligations. Under the design-build agreement, Skanska Moynihan Train Hall Builders is obligated to fulfill all of the joint venture’s obligations. The obligations of Skanska Moynihan Train Hall Builders have been bonded by Skanska USA and bear a full guaranty from Skanska AB.
In connection with the development of the property, the joint venture took in a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2020, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guarantee. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg.
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right to use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we have not paid the monthly rents due under the non-recourse lease. As of September 30, 2020, we have a $46,911,000 lease liability and a $34,563,000 right-of-use asset recorded for this lease.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for Farley Office and Retail. As of September 30, 2020, the aggregate dollar amount of these guarantees and master leases is approximately $1,745,000,000.
As of September 30, 2020, $14,080,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
As investment manager of Vornado Capital Partners Real Estate Fund (the "Fund") we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the September 30, 2020 fair value of the Fund assets, at liquidation we would be required to make a $33,900,000 payment to the limited partners representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of September 30, 2020, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $11,000,000.
As of September 30, 2020, we have construction commitments aggregating approximately $504,000,000.
Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income (loss) per share are disclosed in Note 20 – Income (Loss) Per Share/Income (Loss) Per Class A Unit, in our consolidated financial statements on page 42 of this Quarterly Report on Form 10-Q.
FFO attributable to common shareholders plus assumed conversions was $278,507,000, or $1.46 per diluted share for the three months ended September 30, 2020, compared to $279,509,000, or $1.46 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $612,123,000, or $3.20 per diluted share for the nine months ended September 30, 2020, compared to $691,522,000, or $3.62 per diluted share, for the prior year’s nine months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

Funds From Operations (“FFO”) - continued

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of our net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$53,170	$322,906	$(139,617)	$2,904,589
Per diluted share	$0.28	$1.69	$(0.73)	$15.20

FFO adjustments:
Depreciation and amortization of real property	$99,045	$89,479	$269,360	$303,415
Net gains on sale of real estate	—	(178,769)	—	(178,769)
Net gain on transfer to Fifth Avenue and Times Square JV on April 18, 2019, net of $11,945 attributable to noncontrolling interests	—	—	—	(2,559,154)
Real estate impairment losses	—	—	—	31,436
Net gain from sale of UE common shares (sold on March 4, 2019)	—	—	—	(62,395)
Decrease (increase) in fair value of marketable securities:
PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020)	—	4,875	4,938	19,211
Lexington (sold on March 1, 2019)	—	—	—	(16,068)
Other	—	(7)	—	(48)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $3,822 and $4,289 of noncontrolling interests	103,201	—	409,060	—
Depreciation and amortization of real property	38,987	37,696	119,146	97,317
Decrease in fair value of marketable securities	385	291	3,511	1,988
	241,618	(46,435)	806,015	(2,363,067)
Noncontrolling interests' share of above adjustments	(16,292)	3,024	(54,311)	149,957
FFO adjustments, net	$225,326	$(43,411)	$751,704	$(2,213,110)

FFO attributable to common shareholders	$278,496	$279,495	$612,087	$691,479
Convertible preferred share dividends	11	14	36	43
FFO attributable to common shareholders plus assumed conversions	$278,507	$279,509	$612,123	$691,522
Per diluted share	$1.46	$1.46	$3.20	$3.62

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,162	190,814	191,102	190,762
Effect of dilutive securities:
Convertible preferred shares	26	34	28	35
Employee stock options and restricted share awards	—	176	25	227
Denominator for FFO per diluted share	191,188	191,024	191,155	191,024

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2020			2019
	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$2,399,418	1.61%	$23,994	$1,643,500	3.09%
Fixed rate	5,086,714	3.70%	—	5,801,516	3.57%
	$7,486,132	3.03%	23,994	$7,445,016	3.46%
Pro rata share of debt of non-consolidated entities(1):
Variable rate	$1,479,094	1.78%	14,791	$1,441,690	3.34%
Fixed rate	1,360,915	3.93%	—	1,361,169	3.93%
	$2,840,009	2.81%	14,791	$2,802,859	3.62%
Noncontrolling interests' share of consolidated subsidiaries			(369)
Total change in annual net income attributable to the Operating Partnership			38,416
Noncontrolling interests’ share of the Operating Partnership			(2,620)
Total change in annual net income attributable to Vornado			$35,796
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.19
Total change in annual net income attributable to Vornado per diluted share			$0.19
____________________
(1)Our pro rata share of debt of non-consolidated entities as of September 30, 2020 and December 31, 2019 is net of $16,200 and $63,409, respectively, of our share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2020, the estimated fair value of our consolidated debt was $7,503,000,000.
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of September 30, 2020 and December 31, 2019.

(Amounts in thousands)	As of September 30, 2020
				Variable Rate
Hedged Item (Interest rate swaps)	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Other	$17	$175,000

Included in other liabilities:
Unsecured term loan	$63,437	$750,000	(1)	L+100	1.15%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	9,065	100,000		L+180	1.96%	4.14%	1/25
888 Seventh Avenue mortgage loan	1,034	375,000		L+170	1.84%	3.25%	12/20
	$73,536	$1,225,000
____________________
(1)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, such disclosure controls and procedures were effective.
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
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020.
•While our buildings remain open, many of our office tenants are working remotely.
•We have closed the Hotel Pennsylvania. In connection with the closure, we accrued $9,246,000 of severance for furloughed Hotel Pennsylvania union employees and recognized a corresponding $3,145,000 income tax benefit for the three and nine months ended September 30, 2020.
•We have cancelled trade shows at theMART for the remainder of 2020.
•Because certain of our development projects were deemed "non-essential," they were temporarily paused in March 2020 due to New York State executive orders and resumed once New York City entered phase one of its state mandated reopening plan on June 8, 2020.
•As of April 30, 2020, we placed 1,803 employees on furlough, which included 1,293 employees of Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees. As of October 31, 2020, 40% of the furloughed employees have returned to work.
•Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.
•Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo their $75,000 annual cash retainer for the remainder of 2020.
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
For the quarter ended September 30, 2020, we collected 93% (95% including rent deferrals) of rent due from our tenants, comprised of 95% (97% including rent deferrals) from our office tenants and 82% (85% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months.

Item 1A. Risk Factors - continued
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
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market or other disruptions worldwide. Conditions in the bank lending, capital and other financial markets may deteriorate as a result of the pandemic, our access to capital and other sources of funding may become constrained and the ratios of our debt to asset values may deteriorate, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global, national, regional and local economic conditions as a result of the pandemic may ultimately decrease occupancy levels and/or rent levels across our portfolio as tenants reduce or defer their spending, which may result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders and the impact could be material. In addition, we have concluded that our investment in Fifth Avenue and Times Square JV is "other-than-temporarily" impaired and recorded non-cash impairment losses, net of noncontrolling interests, of $103,201,000 and $409,060,000, respectively, during the three and nine months ended September 30, 2020. The impairment losses are included in “(loss) income from partially owned entities” on our consolidated statements of income. The value of our real estate assets may continue to decline, which may result in additional non-cash impairment charges in future periods and that impact could be material. The extent of the COVID-19 pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak and governmental responses thereto, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the ultimate effect of these factors on our business but the adverse impact on our business, results of operations, financial condition and cash flows could be material. The potential effects of COVID-19 also could impact many of our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and give rise to additional risks and uncertainties currently not known to us or that we currently deem to be immaterial. However, the potential impact remains uncertain but that impact could be material to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended September 30, 2020, we issued 8,536 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $299,272 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
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
on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting
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
the quarter ended September 30, 2020, formatted as iXBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: November 2, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: November 2, 2020	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)