Form 10-K
period 2020-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2021-02-16
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.70% Series K	VNO/PK	New York Stock Exchange
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Vornado Realty Trust	Series A Convertible Preferred Shares of beneficial interest, liquidation preference $50.00 per share
Vornado Realty L.P.	Class A Units of Limited Partnership Interest

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Vornado Realty Trust: Yes  ☑      No  ☐   Vornado Realty L.P.: Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Vornado Realty Trust: Yes  ☐      No  ☑   Vornado Realty L.P.: Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of Vornado Realty Trust, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $6,727,146,000 at June 30, 2020.

As of December 31, 2020, there were 191,354,679 common shares of beneficial interest outstanding of Vornado Realty Trust.

There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P. Based on the June 30, 2020 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of Vornado Realty L.P., i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $396,866,000 at June 30, 2020.

Documents Incorporated by Reference

Part III: Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 20, 2021.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2020 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 92.8% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable; and
•Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:
•Note 11. Redeemable Noncontrolling Interests
•Note 12. Shareholders' Equity/Partners' Capital
•Note 15. Stock-based Compensation
•Note 19. (Loss) Income Per Share/(Loss) Income Per Class A Unit
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

____________________
(1) These items are omitted in whole or in part because Vornado, the Operating Partnership’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2020, portions of which are incorporated by reference herein.

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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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

PART I

ITEM 1.     BUSINESS
Vornado is a fully‑integrated REIT and conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership, a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of, and owned approximately 92.8% of the common limited partnership interest in the Operating Partnership as of December 31, 2020.
We currently own all or portions of:
New York:
•20.6 million square feet of Manhattan office space in 33 properties;
•2.7 million square feet of Manhattan street retail space in 65 properties;
•1,989 units in 10 Manhattan residential properties;
•The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn District (closed since April 1, 2020 as a result of the COVID-19 pandemic);
•A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;
•Signage throughout the Penn District and Times Square; and
•Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning and security services for our buildings and third parties.
Other Real Estate and Investments:
•The 3.7 million square foot theMART in Chicago;
•A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet;
•A 25.0% interest in Vornado Capital Partners, our real estate fund. We are the general partner and investment manager of the fund. The fund is in wind-down; and
•Other real estate and investments.
OBJECTIVES AND STRATEGY
Our business objective is to maximize Vornado shareholder value. We intend to achieve this objective by continuing to pursue our investment philosophy and to execute our operating strategies through:
•maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•investing in properties in select markets, such as New York City, where we believe there is a high likelihood of capital appreciation;
•acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•developing and redeveloping properties to increase returns and maximize value; and
•investing in operating companies that have a significant real estate component.
We expect to finance our growth, acquisitions and investments using internally generated funds and proceeds from asset sales and by accessing the public and private capital markets. We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire these securities in the future.
DISPOSITIONS
We completed the following sale transactions during 2020:
•$1.05 billion net proceeds from the sale of 35 condominium units at 220 Central Park South ("220 CPS"); and
•$28 million net proceeds from the sale of all of our 6,250,000 common shares of Pennsylvania Real Estate Investment Trust.
FINANCINGS
We completed the following financing transactions during 2020:
•$800 million unsecured term loan balance increased from $750 million;
•$700 million mortgage loan on 770 Broadway extended to March 2022;
•$500 million refinancing of PENN11;
•$350 million mortgage loan paid down by $50 million and extended to August 2025 on the retail condominium of 731 Lexington Avenue (32.4% interest);
•$300 million issuance of 5.25% Series N cumulative redeemable preferred shares;
•$94 million financing of The Alexander, a 312-unit residential building (32.4% interest); and
•$52.5 million mortgage loan repayment on our land under a portion of the Borgata Hotel and Casino complex.

DEVELOPMENT AND REDEVELOPMENT EXPENDITURES
220 Central Park South
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.480 billion, of which $1.455 billion has been expended as of December 31, 2020.
Penn District
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000, an increase of $90,000,000, which is primarily due to higher projected tenant improvement allowances for the office, restaurant and retail space. As of December 31, 2020, $791,994,000 has been expended, which has been reduced by $88,000,000 of historic tax credit investor contributions (at our share).
The joint venture entered into a development agreement with Empire State Development (“ESD”), an entity of New York State, to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture entered into a design-build contract with Skanska Moynihan Train Hall Builders ("Skanska") pursuant to which they built the Moynihan Train Hall on the joint venture's behalf. Skanska substantially completed construction as of December 31, 2020, thereby fulfilling this obligation to ESD. The joint venture, which we consolidate on our consolidated balance sheets, leased the entire property during the construction period and pursuant to ASC 842-40-55, was required to recognize all development expenditures for Moynihan Train Hall. Accordingly, the development expenditures funded by governmental agencies were presented as “Moynihan Train Hall development expenditures” with a corresponding obligation recorded to “Moynihan Train Hall Obligation” on our consolidated balance sheets. On December 31, 2020, upon substantial completion of Moynihan Train Hall, the portions of the property not pertaining to the joint venture's commercial space were severed from its lease with ESD and we removed the "Moynihan Train Hall development expenditures" and the offsetting “Moynihan Train Hall obligation” from our consolidated balance sheets.
PENN1
We are redeveloping PENN1, a 2,545,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN1. Skanska USA Civil Northeast, Inc. will perform the redevelopment under a fixed price contract for $396,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. The total development cost of our PENN1 project is estimated to be $450,000,000, an increase of $125,000,000, which is primarily due to the addition of the Concourse retail redevelopment project and sustainability initiatives, including the installation of triple pane high energy performance windows and the implementation of an electrification program to allow PENN1 to access more clean renewable electricity. As of December 31, 2020, $167,894,000 has been expended.
PENN2
We are redeveloping PENN2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $91,219,000 has been expended as of December 31, 2020.
We are also making districtwide improvements within the Penn District. The development cost of these improvements is estimated to be $100,000,000, of which $19,618,000 has been expended as of December 31, 2020.
Other
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $66,000,000, of which our share is $46,000,000. As of December 31, 2020, $55,261,000 has been expended, of which our share is $38,683,000.
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of December 31, 2020, $26,508,000 has been expended, of which our share is $13,254,000.
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
SEGMENT DATA
We operate in the following reportable segments: New York and Other. Financial information related to these reportable segments for the years ended December 31, 2020, 2019 and 2018 is set forth in Note 24 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.
SEASONALITY
Our revenues and expenses are subject to seasonality during the year which impacts quarterly net earnings, cash flows and funds from operations, and therefore impacts comparisons of the current quarter to the previous quarter. The New York segment has historically experienced higher utility costs in the first and third quarters of the year.
TENANTS ACCOUNTING FOR OVER 10% OF REVENUES
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2020, 2019 and 2018.
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
HUMAN CAPITAL RESOURCES
As of December 31, 2020, we have approximately 2,899 employees, consisting of (i) 246 corporate staff; (ii) 2,568 employees of the New York segment comprised of 1,997 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security and engineering services primarily to our New York properties, 422 employees at the Hotel Pennsylvania and 149 employees in leasing and property management; and (iii) 85 employees of theMART. The foregoing does not include employees of partially owned entities.
We continue to pursue our investment philosophy and to execute our operating strategies through maintaining a superior team of operating and investment professionals and an entrepreneurial spirit. We value our employees as our greatest asset, and to foster their talent and growth, we provide training and education, promote career and personal development, and encourage innovation and engagement.
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
RISKS RELATED TO OUR PROPERTIES AND INDUSTRY
Our business, financial condition, results of operations and cash flows have been and are expected to continue to be adversely affected by the recent COVID-19 pandemic and the impact could be material to us.
Our business has been and is expected to continue to be adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. In March 2020, our “non-essential” retail tenants were ordered to temporarily close and although substantially all re-opened in the latter part of June 2020, there continue to be limitations on occupancy and other restrictions that affect their ability to resume full operations and impact their financial health. Our office buildings remain open and many of our office tenants are working remotely. Trade shows at theMART were cancelled beginning March 2020 and are expected to resume in 2021. In April 2020, we closed the Hotel Pennsylvania. While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay rent under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and abatements for certain of our tenants.
Federal, state and local regulations may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Certain of our tenants have incurred and may continue to incur significant costs or losses as a result of the COVID-19 pandemic and/or incur other liabilities related to shelter-in-place orders, quarantines, infection or other related factors that may adversely impact their ability to pay us timely or at all. Tenants that experience deteriorating financial conditions may be unwilling or unable to pay rent on a timely basis, or at all. Tenants may also reassess their long-term physical space needs as a result of potential trends arising out of the COVID-19 pandemic, including increasing numbers of employees working from home, increased shopping through e-commerce, technological innovations and new norms regarding physical space needs.
The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market or other disruptions worldwide. Conditions in the bank lending, capital and other financial markets may deteriorate as a result of the pandemic, our access to capital and other sources of funding may become constrained and the ratios of our debt to asset values may deteriorate, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global, national, regional and local economic conditions as a result of the pandemic may ultimately decrease occupancy levels and/or rent levels across our portfolio as tenants reduce or defer their spending, which may result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders and the impact could be material. In addition, the value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and the impact could be material.
The extent of the COVID-19 pandemic's effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak (and any other strains of the coronavirus) and governmental responses thereto, including the efficacy (including duration) and distribution of vaccines, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the ultimate effect of these factors on our business but the adverse impact on our business, results of operations, financial condition and cash flows could be material.
A significant portion of our properties is located in the New York City Metropolitan area and is affected by the economic cycles and risks inherent to this area.
In 2020, approximately 87% of our net operating income ("NOI", a non-GAAP measure) came from properties located in the New York City metropolitan area. We may continue to concentrate a significant portion of our future acquisitions, development and redevelopment in this area. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy or declines in real estate markets in the New York City metropolitan area, including the effects of the COVID-19 pandemic, have hurt and could continue to hurt our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this region include:
•financial performance and productivity of the media, advertising, professional services, financial, technology, retail, insurance and real estate industries;
•business layoffs or downsizing;
•any oversupply of, or reduced demand for, real estate;
•industry slowdowns;
•relocations of businesses;
•changing demographics;
•increased work from home and use of alternative work places;

•changes in the number of domestic and international tourists to our markets (including as a result of changes in the relative strengths of world currencies and as a result of the COVID-19 pandemic);
•the fiscal health of New York State and New York City governments and local transit authorities, particularly as a result of the COVID-19 pandemic;
•infrastructure quality; and
•changes in rates or the treatment of the deductibility of state and local taxes.
It is impossible for us to ensure the accuracy of predictions of the future or the effect of trends in the economic and investment climates of the geographic areas in which we concentrate, and more generally of the United States, or the real estate markets in these areas. Local, national or global economic downturns could negatively affect the value of our properties, our businesses and profitability.
We are subject to risks that affect the general and New York City retail environments.
Certain of our properties are Manhattan retail properties. In 2020, approximately 15% of our NOI is from Manhattan retail properties. As such, these properties are affected by the general and New York City retail environments, including office and residential occupancy rates, the level of consumer spending and consumer confidence, Manhattan tourism, the threat of terrorism, increasing competition from on-line retailers, other retailers, and outlet malls, and the impact of technological change upon the retail environment generally. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.
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
The factors that affect the value of our real estate investments include, among other things:
•global, national, regional and local economic conditions;
•competition from other available space, including co-working space and sub-leases;
•local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
•how well we manage our properties;
•the development and/or redevelopment of our properties;
•changes in market rental rates;
•the impact on our retail tenants and demand for retail space at our properties due to increased competition from online shopping;
•the timing and costs associated with property improvements and rentals;
•whether we are able to pass all or portions of any increases in operating costs through to tenants;
•changes in real estate taxes and other expenses;
•the ability of state and local governments to operate within their budgets;
•whether tenants and users such as customers and shoppers consider a property attractive;
•changes in consumer preferences adversely affecting retailers and retail store values;
•changes in space utilization by our tenants due to technology, economic conditions and business environment;
•the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•consequences of any armed conflict involving, or terrorist attacks against, the United States or individual acts of violence in public spaces;
•trends in office real estate;
•availability of financing on acceptable terms or at all;
•inflation or deflation;
•fluctuations in interest rates;
•our ability to obtain adequate insurance;
•changes in zoning laws and taxation;
•government regulation;
•potential liability under environmental or other laws or regulations;
•natural disasters;
•general competitive factors;
•climate changes; and
•pandemics.
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
Our investments are concentrated in the New York, Chicago and San Francisco metropolitan areas. Natural disasters, including earthquakes, storms, tornados, floods and hurricanes, could cause significant damage to our properties and the surrounding environment or area. Potentially adverse consequences of “global warming,” including rising sea levels, could similarly have an impact on our properties and the economies of the metropolitan areas in which we operate. Government efforts to combat climate change may impact the cost of operating our properties. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.
U.S. federal tax reform legislation now and in the future could affect REITs generally, the geographic markets in which we operate, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.
The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) represented sweeping tax reform legislation that made significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs. Shareholders, however, are generally required to pay taxes on REIT dividends. The 2017 Act and future tax reform legislation could impact our share price or how shareholders and potential investors view an investment in REITs. For example, the decrease in corporate tax rates in the 2017 Act could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. In addition, while certain elements of the 2017 Act do not impact us directly as a REIT, they could impact the geographic markets in which we operate as well as our tenants in ways, both positive and negative, that are difficult to anticipate. For example, the limitation in the 2017 Act on the deductibility of certain state and local taxes may make operating in jurisdictions that impose such taxes at higher rates less desirable than operating in jurisdictions imposing such taxes at lower rates. The overall impact of the 2017 Act and other legislation also depends on the future interpretations and regulations that may be issued by U.S. tax authorities, which may be affected by changes in governmental administrations, and it is possible that future guidance could adversely impact us.
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
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to equity holders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms. If a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and may incur substantial legal and other costs. As a result of the COVID-19 pandemic, Federal, state and local regulations have affected our ability to collect rent or enforce remedies for the failure to pay rent. Even if we are able to enforce our rights, a tenant may not have recoverable assets. Additionally, in limited circumstances, we have agreed and may continue to agree to rent deferrals and abatements for certain of our tenants.
We may be adversely affected by trends in office real estate.
In 2020, approximately 83% of our NOI is from our office properties. Work from home, flexible work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.
We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, considering among other things, rent and other concessions, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to equity holders could be adversely affected.
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
RISKS RELATED TO OUR OPERATIONS AND STRATEGIES
We face risks associated with property acquisitions.
We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including, but not limited to, large portfolios that could increase our size and result in alterations to our capital structure. Our acquisition activities and their success are subject to the following risks:
•even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;
•we may be unable to obtain or assume financing for acquisitions on favorable terms or at all;
•acquired properties may fail to perform as expected;
•the actual costs of repositioning, redeveloping or maintaining acquired properties may be greater than our estimates and may require significantly greater time and attention of management than anticipated;
•the acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;
•acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office and unfamiliarity with local governmental and permitting procedures;
•we may acquire real estate through the acquisition of the ownership entity subjecting us to the risks of that entity and we may be exposed to the liabilities of properties or companies acquired, some of which we may not be aware of at the time of acquisition; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.
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
We continue to engage in redevelopment and repositioning activities with respect to our properties, and, accordingly, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages); (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or redevelopment costs; and (ix) the possibility that properties will be leased at below expected rental rates. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities or the ultimate rents achieved on new developments, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to satisfy our principal and interest obligations and to make distributions to our shareholders.
From time to time we have made, and in the future we may seek to make one or more material acquisitions. The announcement of such a material acquisition may result in a rapid and significant decline in the price of our securities.
From time to time we have made, and in the future we may seek to make one or more material acquisitions that we believe will maximize shareholder value. However, an announcement by us of one or more significant acquisitions could result in a quick and significant decline in the price of our securities.
It may be difficult to sell real estate timely, which may limit our flexibility.
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
We currently own properties through joint ventures and private equity real estate funds with other persons and entities and may in the future acquire or own properties through joint ventures and funds when we believe circumstances warrant the use of such structures. Joint venture and fund investments involve risk, including: the possibility that our partners might refuse to make capital contributions when due and therefore we may be forced to make contributions to maintain the value of the property; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; that third parties may be hesitant or refuse to transact with the joint venture or fund due to the identity of our partners; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. We and our respective joint venture partners may each have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture and fund partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures or funds do not operate in compliance with REIT requirements. To the extent our partners do not meet their obligations to us or our joint ventures or funds, or they take action inconsistent with the interests of the joint venture or fund, we may be adversely affected.
RISKS RELATED TO OUR INDEBTEDNESS AND ACCESS TO CAPITAL
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
Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to the Operating Partnership’s equity holders, including Vornado. Thus, Vornado’s ability to pay cash dividends to its equity holders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to its equity holders, including Vornado. As of December 31, 2020, there were four series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $54,571,000.
In addition, Vornado’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency is only after the claims of the creditors, including trade creditors and preferred equity holders, are satisfied.
We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2020, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, net, totaled $7.4 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.
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
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk and counterparties may fail to perform under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes and when existing interest rate hedges terminate, we may incur increased costs in putting in place further interest rate hedges. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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
RISK RELATED TO OUR ORGANIZATION AND STRUCTURE
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
Vornado’s declaration of trust authorizes the Board of Trustees to:
•cause Vornado to issue additional authorized but unissued common shares or preferred shares;
•classify or reclassify, in one or more series, any unissued preferred shares;
•set the preferences, rights and other terms of any classified or reclassified shares that Vornado issues; and
•increase, without shareholder approval, the number of shares of beneficial interest that Vornado may issue.
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
As of December 31, 2020, Interstate Properties, a New Jersey general partnership, and its partners beneficially owned an aggregate of approximately 7.0% of the common shares of beneficial interest of Vornado and 26.1% of the common stock of Alexander’s, which is described below. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are Trustees of Vornado and Directors of Alexander’s.
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
As of December 31, 2020, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has seven properties, which are located in the greater New York metropolitan area. In addition to the 2.3% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.1% of the outstanding common stock of Alexander’s as of December 31, 2020. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Wight and Mandelbaum are Trustees of Vornado and Directors of Alexander’s and general partners of Interstate Properties. Ms. Mandakini Puri and Dr. Richard West are Trustees of Vornado and Directors of Alexander’s. In addition, Matthew Iocco, our Executive Vice President – Chief Accounting Officer, is the Chief Financial Officer of Alexander’s.
We manage, develop and lease Alexander’s properties under management, development and leasing agreements under which we receive annual fees from Alexander’s. These agreements are described in Note 7 - Investments in Partially Owned Entities to our consolidated financial statements in this Annual Report on Form 10-K.

RISKS RELATED TO OUR COMMON SHARES AND OPERATING PARTNERSHIP CLASS A UNITS
The trading price of Vornado’s common shares has been volatile and may continue to fluctuate.
The trading price of Vornado’s common shares has been volatile and may continue to fluctuate widely as a result of several factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have in the past and may in the future adversely affect the market price of Vornado’s common shares and the redemption price of the Operating Partnership’s Class A units. In particular, the market price of our common shares has been further adversely impacted since March 2020 due to the COVID-19 pandemic. These factors include:
•our financial condition and performance;
•the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•our dividend policy;
•the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;
•uncertainty and volatility in the equity and credit markets;
•fluctuations in interest rates;
•changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•failure to meet analysts’ revenue or earnings estimates;
•speculation in the press or investment community;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•the extent of institutional investor interest in us;
•the extent of short-selling of Vornado common shares and the shares of our competitors;
•fluctuations in the stock price and operating results of our competitors;
•general financial and economic market conditions and, in particular, developments related to market conditions for REITs and other real estate related companies;
•domestic and international economic factors unrelated to our performance;
•changes in tax laws and rules; and
•all other risk factors addressed elsewhere in this Annual Report on Form 10-K.
A significant decline in Vornado’s stock price could result in substantial losses for our equity holders.
Vornado has many shares available for future sale, which could hurt the market price of its shares and the redemption price of the Operating Partnership’s units.
The interests of equity holders could be diluted if we issue additional equity securities. As of December 31, 2020, Vornado had authorized but unissued 58,645,321 common shares of beneficial interest, $.04 par value, and 58,386,598 preferred shares of beneficial interest, no par value; of which 21,582,407 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units. Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions. In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration. We cannot predict the effect that future sales of Vornado’s common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our securities.
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
RISKS RELATED TO REGULATORY COMPLIANCE
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
From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes including changes in laws, regulations and administration of property and transfer taxes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our security holders.
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
GENERAL RISKS
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
The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates the London Interbank Offered Rate ("LIBOR"), previously announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. In November 2020, the ICE Benchmark Administration Limited, the benchmark administrator for USD LIBOR rates, proposed extending the publication of certain commonly-used USD LIBOR settings until June 30, 2023 and the FCA issued a statement supporting such proposal. In connection with this proposal, certain U.S. banking regulators issued guidance strongly encouraging banks to generally cease entering into new contracts referencing USD LIBOR as soon as practicable and in any event by December 31, 2021. It is not possible to predict the effect of these changes, including when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets.
We have outstanding debt and derivatives with variable rates that are indexed to LIBOR. In the transition from the use of LIBOR to SOFR or other alternatives, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations (including transition to an alternative benchmark rate) if LIBOR is not reported and we have been entering into amendments to certain of our financing agreements to provide for alternative benchmark rates if LIBOR is discontinued, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than or lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Use of alternative interest rates or other LIBOR reforms could result in increased volatility or a tightening of credit markets which could adversely affect our ability to obtain cost-effective financing. In addition, the transition of our existing LIBOR financing agreements to alternative benchmarks may result in unanticipated changes to the overall interest rate paid on our liabilities.
Some of our potential losses may not be covered by insurance.
For our properties (except Farley), we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $235,000,000 includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake and effective February 15, 2021, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,759,257 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
For Farley, we maintain general liability insurance with limits of $100,000,000 per occurrence, and builder’s risk insurance including coverage for existing property and development activities of $2.8 billion per occurrence and in the aggregate. We maintain coverage for certified and non-certified terrorism acts with limits of $1.85 billion and $1.17 billion per occurrence, respectively, and in the aggregate.

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

ITEM 2.     PROPERTIES
We operate in two reportable segments: New York and Other. The following pages provide details of our real estate properties as of December 31, 2020.

					Square Feet
NEW YORK SEGMENT Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
PENN1 (ground leased through 2098)(1)	100.0%	Office / Retail	85.4%		2,202,000	343,000	2,545,000
1290 Avenue of the Americas	70.0%	Office / Retail	98.7%		2,118,000	—	2,118,000
PENN2	100.0%	Office / Retail	100.0%		433,000	1,187,000	1,620,000
909 Third Avenue (ground leased through 2063)(1)	100.0%	Office	98.6%		1,350,000	—	1,350,000
280 Park Avenue(2)	50.0%	Office / Retail	97.3%		1,262,000	—	1,262,000
Independence Plaza, Tribeca (1,327 units)(2)	50.1%	Retail / Residential	100.0%	(3)	1,245,000	13,000	1,258,000
770 Broadway	100.0%	Office / Retail	99.3%		1,182,000	—	1,182,000
PENN11	100.0%	Office / Retail	99.4%		1,153,000	—	1,153,000
90 Park Avenue	100.0%	Office / Retail	98.8%		956,000	—	956,000
One Park Avenue(2)	55.0%	Office / Retail	99.2%		943,000	—	943,000
888 Seventh Avenue (ground leased through 2067)(1)	100.0%	Office / Retail	90.6%		885,000	—	885,000
100 West 33rd Street	100.0%	Office	100.0%		859,000	—	859,000
Farley Office and Retail (ground and building leased through 2116)(1)	95.0%	Office / Retail	(4)		—	844,000	844,000
330 West 34th Street (65.2% ground leased through 2149)(1)	100.0%	Office / Retail	73.0%		724,000	—	724,000
85 Tenth Avenue(2)	49.9%	Office / Retail	71.4%		627,000	—	627,000
650 Madison Avenue(2)	20.1%	Office / Retail	96.7%		601,000	—	601,000
350 Park Avenue	100.0%	Office / Retail	97.9%		574,000	—	574,000
150 East 58th Street(5)	100.0%	Office / Retail	89.4%		544,000	—	544,000
7 West 34th Street(2)	53.0%	Office / Retail	99.6%		477,000	—	477,000
33-00 Northern Boulevard (Center Building)	100.0%	Office	99.6%		471,000	—	471,000
595 Madison Avenue	100.0%	Office / Retail	77.7%		333,000	—	333,000
640 Fifth Avenue(2)	52.0%	Office / Retail	95.7%		315,000	—	315,000
50-70 W 93rd Street (325 units)(2)	49.9%	Residential	84.6%		283,000	—	283,000
Manhattan Mall	100.0%	Retail	13.4%		256,000	—	256,000
40 Fulton Street	100.0%	Office / Retail	75.7%		251,000	—	251,000
4 Union Square South	100.0%	Retail	94.5%		204,000	—	204,000
61 Ninth Avenue (2 buildings) (ground leased through 2115)(1)(2)	45.1%	Office / Retail	94.5%		192,000	—	192,000
260 Eleventh Avenue (ground leased through 2114)(1)	100.0%	Office	100.0%		184,000	—	184,000
512 W 22nd Street(2)	55.0%	Office / Retail	42.0%		173,000	—	173,000
825 Seventh Avenue	51.2%	Office (2) / Retail	(4)		—	169,000	169,000
1540 Broadway(2)	52.0%	Retail	100.0%		161,000	—	161,000
Paramus	100.0%	Office	85.2%		129,000	—	129,000
666 Fifth Avenue (2)(6)	52.0%	Retail	100.0%		114,000	—	114,000
1535 Broadway(2)	52.0%	Retail / Theatre	98.2%		107,000	—	107,000
57th Street (2 buildings)(2)	50.0%	Office / Retail	87.8%		103,000	—	103,000
689 Fifth Avenue(2)	52.0%	Office / Retail	85.3%		98,000	—	98,000
478-486 Broadway (2 buildings) (10 units)	100.0%	Retail / Residential	100.0%	(3)	35,000	53,000	88,000
150 West 34th Street	100.0%	Retail	100.0%		78,000	—	78,000
510 Fifth Avenue	100.0%	Retail	51.5%		66,000	—	66,000
655 Fifth Avenue(2)	50.0%	Retail	100.0%		57,000	—	57,000
155 Spring Street	100.0%	Retail	97.3%		50,000	—	50,000
435 Seventh Avenue	100.0%	Retail	100.0%		43,000	—	43,000
________________________________________
See notes on page 25.

ITEM 2.     PROPERTIES – CONTINUED

					Square Feet
NEW YORK SEGMENT – CONTINUED Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
692 Broadway	100.0%	Retail	100.0%		36,000	—	36,000
606 Broadway	50.0%	Office / Retail	100.0%		36,000	—	36,000
697-703 Fifth Avenue(2)	44.8%	Retail	100.0%		26,000	—	26,000
759-771 Madison Avenue (40 East 66th Street (5 units))	100.0%	Retail / Residential	76.1%	(3)	26,000	—	26,000
1131 Third Avenue	100.0%	Retail	100.0%		23,000	—	23,000
131-135 West 33rd Street	100.0%	Retail	100.0%		23,000	—	23,000
715 Lexington Avenue	100.0%	Retail	100.0%		10,000	12,000	22,000
828-850 Madison Avenue	100.0%	Retail	100.0%		13,000	5,000	18,000
443 Broadway	100.0%	Retail	100.0%		16,000	—	16,000
334 Canal Street (4 units)	100.0%	Retail / Residential	100.0%	(3)	15,000	—	15,000
537 West 26th Street	100.0%	Event space	—%		—	14,000	14,000
304 Canal Street (4 units)	100.0%	Retail / Residential	100.0%	(3)	13,000	—	13,000
677-679 Madison Avenue (8 units)	100.0%	Retail / Residential	100.0%	(3)	13,000	—	13,000
431 Seventh Avenue	100.0%	Retail	100.0%		10,000	—	10,000
138-142 West 32nd Street	100.0%	Retail	100.0%		8,000	—	8,000
148 Spring Street	100.0%	Retail	72.7%		8,000	—	8,000
339 Greenwich Street	100.0%	Retail	100.0%		8,000	—	8,000
150 Spring Street (1 unit)	100.0%	Retail / Residential	100.0%	(3)	7,000	—	7,000
966 Third Avenue	100.0%	Retail	100.0%		7,000	—	7,000
968 Third Avenue(2)	50.0%	Retail	100.0%		7,000	—	7,000
137 West 33rd Street	100.0%	Retail	100.0%		3,000	—	3,000
57th Street(2)	50.0%	Land	(4)		—	—	—
Eighth Avenue and 34th Street	100.0%	Land	(4)		—	—	—
Other (3 buildings)	100.0%	Retail	84.8%		16,000	—	16,000

Hotel Pennsylvania(7)	100.0%	Hotel	n/a		—	1,400,000	1,400,000

Alexander's, Inc.:
731 Lexington Avenue(2)	32.4%	Office / Retail	99.0%		1,075,000	—	1,075,000
Rego Park II, Queens (6.6 acres)(2)	32.4%	Retail	96.3%		609,000	—	609,000
Rego Park I, Queens (4.8 acres)(2)	32.4%	Retail	100.0%		260,000	78,000	338,000
The Alexander Apartment Tower, Queens (312 units)(2)	32.4%	Residential	82.4%		255,000	—	255,000
Flushing, Queens (1.0 acre ground leased through 2037)(1)(2)	32.4%	Retail	100.0%		167,000	—	167,000
Paramus, New Jersey (30.3 acres ground leased to IKEA through 2041)(1)(2)	32.4%	Land	100.0%		—	—	—
Rego Park III, Queens (3.4 acres)(2)	32.4%	Land	(4)		—	—	—
Total New York Segment			92.7%		24,528,000	4,118,000	28,646,000

Our Ownership Interest			92.1%		18,777,000	3,935,000	22,712,000
________________________________________
See notes on page 25.

ITEM 2.     PROPERTIES – CONTINUED

				Square Feet
OTHER SEGMENT Property	% Ownership	Type	% Occupancy	In Service	Under Development or Not Available for Lease	Total Property
theMART:
theMART, Chicago	100.0%	Office / Retail / Trade show / Showroom	89.5%	3,673,000	—	3,673,000
Piers 92 and 94 (New York) (ground and building leased through 2110)(1)	100.0%	Trade show / Other	—%	—	208,000	208,000
Other (2 properties)(2)	50.0%	Retail	100.0%	19,000	—	19,000
Total theMART			89.5%	3,692,000	208,000	3,900,000

Our Ownership Interest			89.5%	3,683,000	208,000	3,891,000

555 California Street:
555 California Street	70.0%	Office / Retail	98.1%	1,506,000	—	1,506,000
315 Montgomery Street	70.0%	Office / Retail	100.0%	235,000	—	235,000
345 Montgomery Street	70.0%	Office / Retail	(4)	—	78,000	78,000
Total 555 California Street			98.4%	1,741,000	78,000	1,819,000

Our Ownership Interest			98.4%	1,218,000	55,000	1,273,000

Vornado Capital Partners Real Estate Fund ("Fund")(8) :
Crowne Plaza Times Square, NY (0.64 acres owned in fee; 0.18 acres ground leased through 2187 and 0.05 acres ground leased through 2035) (1)(9)	75.3%	Office / Retail / Hotel	86.7%		246,000	—	246,000
Lucida, 86th Street and Lexington Avenue, NY (ground leased through 2082)(1) (39 units)	100.0%	Retail / Residential	100.0%	(3)	157,000	—	157,000
1100 Lincoln Road, Miami, FL	100.0%	Retail / Theatre	85.0%		130,000	—	130,000
501 Broadway, NY	100.0%	Retail	100.0%		9,000	—	9,000
Total Real Estate Fund			88.9%		542,000	—	542,000

Our Ownership Interest			88.0%		155,000	—	155,000

Other:
Rosslyn Plaza, VA (197 units)(2)	46.2%	Office / Residential	68.1%	(3)	685,000	304,000	989,000
Fashion Centre Mall, VA(2)	7.5%	Retail	87.4%		868,000	—	868,000
Washington Tower, VA(2)	7.5%	Office	75.0%		170,000	—	170,000
Wayne Towne Center, Wayne, NJ (ground leased through 2064)(1)	100.0%	Retail	100.0%		638,000	48,000	686,000
Annapolis, MD (ground leased through 2042)(1)	100.0%	Retail	100.0%		128,000	—	128,000
Atlantic City, NJ (11.3 acres ground leased through 2070 to MGM Growth Properties for a portion of the Borgata Hotel and Casino complex)	100.0%	Land	100.0%		—	—	—
Total Other			87.0%		2,489,000	352,000	2,841,000

Our Ownership Interest			92.8%		1,154,000	188,000	1,342,000
________________________________________
(1)Term assumes all renewal options exercised, if applicable.
(2)Denotes property not consolidated in the accompanying consolidated financial statements and related financial data included in the Annual Report on Form 10-K.
(3)Excludes residential occupancy statistics.
(4)Properties under development or to be developed.
(5)Includes 962 Third Avenue (the Annex building to 150 East 58th Street) 50.0% ground leased through 2118(1).
(6)75,000 square feet is leased from 666 Fifth Avenue Office Condominium.
(7)Closed beginning April 1, 2020 and therefore square footage was taken out of service.
(8)We own a 25% interest in the Fund. The ownership percentage in this section represents the Fund's ownership in the underlying assets.
(9)We own a 32.9% economic interest through the Fund and the Crowne Plaza Joint Venture.

NEW YORK
    As of December 31, 2020, our New York segment consisted of 28.6 million square feet in 79 properties. The 28.6 million square feet is comprised of 20.6 million square feet of Manhattan office in 33 properties, 2.7 million square feet of Manhattan street retail in 65 properties, 1,989 units in 10 residential properties, the 1.4 million square foot Hotel Pennsylvania, and our 32.4% interest in Alexander’s, which owns seven properties in the greater New York metropolitan area. The New York segment also includes 10 garages totaling 1.7 million square feet (4,875 spaces).
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
    As of December 31, 2020, the occupancy rate for our New York segment was 92.1%.
Occupancy and weighted average annual rent per square foot (in service):

Office:
				Vornado's Ownership Interest
	As of December 31,		Total Property Square Feet	Square Feet	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
	2020	(1)	18,361,000	15,413,000	93.4%	$79.05
	2019	(2)(3)	19,070,000	16,195,000	96.9%	76.26
	2018		19,858,000	16,632,000	97.2%	74.04
	2017		20,256,000	16,982,000	97.1%	71.09
	2016		20,227,000	16,962,000	96.3%	68.90

Retail:
				Vornado's Ownership Interest
	As of December 31,		Total Property Square Feet	Square Feet	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
	2020		2,275,000	1,805,000	78.8%	$226.38
	2019	(2)	2,300,000	1,842,000	94.5%	209.86
	2018		2,648,000	2,419,000	97.3%	228.43
	2017		2,720,000	2,471,000	96.9%	217.17
	2016		2,672,000	2,464,000	97.1%	213.85
Occupancy and average monthly rent per unit (in service):

Residential:
			Vornado's Ownership Interest
	As of December 31,	Number of Units	Number of Units	Occupancy Rate	Average Monthly Rent Per Unit
	2020	1,989	954	83.9%	$3,719
	2019	1,991	955	97.0%	3,889
	2018	1,999	963	96.6%	3,803
	2017	2,009	981	96.7%	3,722
	2016	2,004	977	95.7%	3,576
________________________________________
(1)782,000 square feet at PENN2 was placed under redevelopment during 2020.
(2)Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.
(3)149,000 square feet at PENN2 was placed under redevelopment during 2019.

NEW YORK – CONTINUED
Tenants accounting for 2% or more of revenues:

Tenant	Square Feet Leased	2020 Revenues	Percentage of New York Total Revenues	Percentage of Total Revenues
IPG & affiliates	968,000	$61,517,000	5.0%	4.0%
Facebook(1)	757,000	57,390,000	4.7%	3.8%
Equitable Financial Life Insurance Company	505,000	42,926,000	3.5%	2.8%
Neuberger Berman Group LLC	412,000	34,704,000	2.8%	2.3%
Macy's	367,000	42,618,000	3.5%	2.8%
Ziff Brothers Investments, Inc.	219,000	32,885,000	2.7%	2.2%
Verizon Media Group	327,000	30,038,000	2.5%	2.0%
________________________________________
(1)Excludes lease at Farley Office for 730,000 square feet (694,000 at our share) not yet commenced.

2020 rental revenue by tenants’ industry:

Industry	Percentage
Office:
Financial Services	18%
Communications	9%
Technology	9%
Advertising/Marketing	7%
Legal Services	5%
Insurance	5%
Real Estate	4%
Family Apparel	4%
Government	3%
Engineering, Architect, & Surveying	3%
Banking	3%
Entertainment and Electronics	2%
Publishing	2%
Health Services	1%
Pharmaceutical	1%
Other	9%
85%
Retail:
Family Apparel	5%
Women's Apparel	2%
Restaurants	2%
Banking	2%
Department Stores	1%
Luxury Retail	1%
Other	2%
15%

Total	100%

NEW YORK – CONTINUED
Lease expirations as of December 31, 2020, assuming none of the tenants exercise renewal options:

	Number of Expiring Leases	Square Feet of Expiring Leases(1)	Percentage of New York Square Feet	Weighted Average Annual Rent of Expiring Leases
Year				Total	Per Square Foot
Office:
Month to month	10	32,000	0.2%	$2,407,000	$75.22
2021	95	742,000	5.1%	60,263,000	81.22	(2)
2022	82	726,000	5.0%	49,817,000	68.62
2023(3)	85	1,847,000	12.8%	164,053,000	88.82
2024	103	1,430,000	9.9%	118,402,000	82.80
2025	66	813,000	5.6%	65,293,000	80.31
2026	86	1,425,000	9.9%	106,625,000	74.82
2027	78	1,165,000	8.1%	85,100,000	73.05
2028	47	907,000	6.3%	63,221,000	69.70
2029	36	648,000	4.5%	54,375,000	83.91
2030	36	594,000	4.1%	45,412,000	76.45
Retail:
Month to month	14	30,000	2.7%	$4,405,000	$146.83
2021	16	70,000	6.2%	13,551,000	193.59	(4)
2022	14	116,000	10.3%	8,524,000	73.48
2023	13	36,000	3.2%	25,137,000	698.25
2024	18	202,000	18.0%	45,730,000	226.39
2025	10	33,000	2.9%	12,448,000	377.21
2026	12	70,000	6.2%	25,350,000	362.14
2027	12	30,000	2.7%	22,381,000	746.03
2028	11	23,000	2.0%	12,835,000	558.04
2029	12	46,000	4.1%	20,285,000	440.98
2030	20	159,000	14.1%	20,262,000	127.43
________________________________________
(1)Excludes storage, vacancy and other.
(2)Based on current market conditions, we expect to re-lease this space at rents between $75 to $85 per square foot.
(3)Excludes the expiration of 492,000 square feet at 909 Third Avenue for U.S. Post Office as we assume the exercise of all renewal options through 2038 given the below-market rent on their options.
(4)Based on current market conditions, we expect to re-lease this space at rents between $150 to $175 per square foot.

Alexander’s
As of December 31, 2020, we own 32.4% of the outstanding common stock of Alexander’s, which owns seven properties in the greater New York metropolitan area aggregating 2.4 million square feet, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg L.P. headquarters building. Alexander’s had $1,164,544,000 of outstanding debt as of December 31, 2020, of which our pro rata share was $377,312,000, none of which is recourse to us.
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

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Hotel Pennsylvania:
Average occupancy rate	N/M	82.1%	86.4%	87.3%	84.7%
Average daily rate	N/M	$137.67	$138.35	$139.09	$134.38
Revenue per available room	N/M	113.08	119.47	121.46	113.84

OTHER REAL ESTATE AND INVESTMENTS
theMART
As of December 31, 2020, we own the 3.7 million square foot theMART in Chicago, whose largest tenant is Motorola Mobility at 609,000 square feet, the lease of which is guaranteed by Google. theMART is encumbered by a $675,000,000 mortgage loan that bears interest at a fixed rate of 2.70% and matures in September 2021. As of December 31, 2020, theMART had an occupancy rate of 89.5% and a weighted average annual rent per square foot of $48.87.
555 California Street
As of December 31, 2020, we own a 70% controlling interest in a three-building office complex containing 1.8 million square feet, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”). 555 California Street is encumbered by a $537,643,000 mortgage loan that bears interest at a fixed rate of 5.10% and matures in September 2021. As of December 31, 2020, 555 California Street had an occupancy rate of 98.4% and a weighted average annual rent per square foot of $83.83.
Vornado Capital Partners Real Estate Fund (the “Fund”) and Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”)
As of December 31, 2020, we own a 25.0% interest in the Fund, which is in wind-down, and currently has four investments, one of which is the Crowne Plaza Times Square Hotel in which we also own an additional interest through the Crowne Plaza Joint Venture. We are the general partner and investment manager of the Fund. As of December 31, 2020, these four investments including the Crowne Plaza Joint Venture's share of the Crowne Plaza Times Square Hotel are carried on our consolidated balance sheet at an aggregate fair value of $3,739,000.
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
As of February 1, 2021, there were 858 holders of record of Vornado common shares.
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
As of February 1, 2021, there were 912 Class A unitholders of record.
Recent Sales of Unregistered Securities
During 2020, the Operating Partnership issued 662,398 Class A units in connection with the exercise of awards pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $5,897,859 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
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
Recent Purchases of Equity Securities
None.

Performance Graph
The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on December 31, 2015 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return
$225
$200
$175
$150
$125
$100
$75
$50
2015
2016
2017
2018
2019
2020
Vornado Realty Trust
S&P 500 Index
The NAREIT All Equity Index

	2015	2016	2017	2018	2019	2020
Vornado Realty Trust	$100	$107	$103	$84	$97	$58
S&P 500 Index	100	112	136	130	171	203
The NAREIT All Equity Index	100	109	118	113	146	138

ITEM 6.     SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2020 and 2019, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2018, including year-to-year comparisons between 2019 and 2018, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
In May 2020, the SEC issued Final Rule Release No. 33-10786, which amends the financial statement requirements for acquisitions and dispositions of businesses, including real estate operations, and related pro forma financial information required under SEC Regulation S-X, Rule 3-05, 3-14 and 11-01. The final rule changed the income and investment tests within SEC Regulation S-X, Rule 1-02(w) used to calculate significance and also raises the significance threshold for reporting acquisitions and dispositions of real estate operations, and dispositions of a business from 10% to 20%. The revised income test will also apply to the evaluation of equity method investments for significance in accordance with SEC Regulation S-X, Rules 3-09, 4-08(g) and 10-01(b)(1). The final rule is applicable for fiscal years beginning after December 31, 2020, however early adoption is permitted. The Company adopted the provisions of the final rule in the fourth quarter of 2020.
In November 2020, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, amended certain SEC disclosure requirements in order to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend Management's Discussion and Analysis "MD&A". The final rule is applicable for fiscal years beginning after December 31, 2020, however, early adoption on an Item-by-Item basis is permitted after February 10, 2021. We early adopted the amendments to two items resulting in the elimination of Item 301, Selected Financial Data, and the omission of Regulation S-K Item 302(a), Supplementary Financial Information. The amendments to Item 303 MD&A, will be adopted in our Form 10-K for the year ended December 31, 2021.
Overview
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of, and owned approximately 92.8% of the common limited partnership interest in the Operating Partnership as of December 31, 2020. All references to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We own and operate office and retail properties with a concentration in the New York City metropolitan area. In addition, we have a 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, as well as interests in other real estate and investments.
Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended December 31, 2020:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	12.7%	16.9%	11.5%
One-year	(40.5%)	(18.4%)	(7.6%)
Three-year	(43.7%)	(8.4%)	11.0%
Five-year	(42.3%)	9.2%	26.7%
Ten-year	(9.6%)	64.8%	122.0%
____________________
(1)Past performance is not necessarily indicative of future performance.
We intend to achieve this objective by continuing to pursue our investment philosophy and to execute our operating strategies through:
•maintaining a superior team of operating and investment professionals and an entrepreneurial spirit;
•investing in properties in select markets, such as New York City, where we believe there is a high likelihood of capital appreciation;
•acquiring quality properties at a discount to replacement cost and where there is a significant potential for higher rents;
•developing and redeveloping properties to increase returns and maximize value; and
•investing in operating companies that have a significant real estate component.

Overview - continued
We expect to finance our growth, acquisitions and investments using internally generated funds and proceeds from asset sales and by accessing the public and private capital markets. We may also offer Vornado common or preferred shares or Operating Partnership units in exchange for property and may repurchase or otherwise reacquire these securities in the future.
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
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its reopening plan on June 22, 2020, however, there continue to be limitations on occupancy and other restrictions that affect their ability to resume full operations.
•While our buildings remain open, many of our office tenants are working remotely.
•We have closed the Hotel Pennsylvania. In connection with the closure, we accrued $9,246,000 of severance for furloughed Hotel Pennsylvania union employees and recognized a corresponding $3,145,000 income tax benefit for the year ended December 31, 2020.
•We cancelled trade shows at theMART from late March through the remainder of 2020 and expect to resume in 2021.
•Because certain of our development projects were deemed "non-essential," they were temporarily paused in March 2020 due to New York State executive orders and resumed once New York City entered phase one of its state mandated reopening plan on June 8, 2020.
•As of April 30, 2020, we placed 1,803 employees on furlough, which included 1,293 employees of Building Maintenance Services LLC ("BMS"), 414 employees at the Hotel Pennsylvania and 96 corporate staff employees. As of February 10, 2021, 50% of furloughed employees have returned to work. The remaining employees still on furlough are from BMS and the Hotel Pennsylvania.
•Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.
•Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo their $75,000 annual cash retainer for the remainder of 2020.
While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay rent under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants. We have made a policy election in accordance with the Financial Accounting Standards Board (“FASB”) Staff Q&A which provides relief in accounting for leases during the COVID-19 pandemic, allowing us to continue recognizing rental revenue on a straight-line basis for rent deferrals, with no impact to revenue recognition, and to recognize rent abatements as a reduction to rental revenue in the period granted.
For the quarter ended December 31, 2020, we collected 95% (97% including rent deferrals) of rent due from our tenants, comprised of 97% (99% including rent deferrals) from our office tenants and 88% (89% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months.
Based on our assessment of the probability of rent collection of our lease receivables, we have written off $51,571,000 of receivables arising from the straight-lining of rents for the year ended December 31, 2020, including the JCPenney retail lease at Manhattan Mall and the New York & Company, Inc. office lease at 330 West 34th Street. Both tenants have filed for Chapter 11 bankruptcy and rejected their leases during 2020. In addition, we have written off $22,546,000 of tenant receivables deemed uncollectible for the year ended December 31, 2020. These write-offs resulted in a reduction of lease revenues and our share of income from partially owned entities. Prospectively, revenue recognition for lease receivables deemed uncollectible will be based on actual amounts received.
In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that have occurred and may continue to occur, the impact of the COVID-19 pandemic on our financial condition and operating results remains highly uncertain but has been and may continue to be material. The impact on us includes lower rental income and potentially lower occupancy levels at our properties which will result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders. During 2020, we experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the closure of Hotel Pennsylvania, the cancellation of trade shows at theMART, and lower revenues from BMS and signage. In addition, we recognized $409,060,000 of non-cash impairment losses, net of noncontrolling interests, related to our investment in Fifth Avenue and Times Square JV which are included in “(loss) income from partially owned entities” and $236,286,000 of non-cash impairment losses primarily on wholly owned retail assets which are included in “impairment losses and transaction related costs, net” on our consolidated statements of income for the year ended December 31, 2020. The value of our real estate assets may continue to decline, which may result in additional non-cash impairment charges in future periods and that impact could be material.

Overview - continued
Year Ended December 31, 2020 Financial Results Summary
Net loss attributable to common shareholders for the year ended December 31, 2020 was $348,744,000, or $1.83 per diluted share, compared to net income attributable to common shareholders of $3,097,806,000, or $16.21 per diluted share, for the year ended December 31, 2019. The years ended December 31, 2020 and 2019 include certain items that impact net (loss) income attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net loss attributable to common shareholders by $341,837,000, or $1.79 per diluted share, for the year ended December 31, 2020 and increased net income attributable to common shareholders by $2,921,090,000, or $15.29 per diluted share, for the year ended December 31, 2019.
Funds from operations ("FFO") attributable to common shareholders plus assumed conversions for the year ended December 31, 2020 was $750,522,000, or $3.93 per diluted share, compared to $1,003,398,000, or $5.25 per diluted share, for the year ended December 31, 2019. The years ended December 31, 2020 and 2019 include certain items that impact FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $267,478,000, or $1.40 per diluted share, for the year ended December 31, 2020 and $337,191,000, or $1.76 per diluted share, for the year ended December 31, 2019.
The following table reconciles the difference between our net (loss) income attributable to common shareholders and our net (loss) income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Certain expense (income) items that impact net (loss) income attributable to common shareholders:
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $4,289 attributable to noncontrolling interests	$409,060	$—
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	(332,099)	(502,565)
Real estate impairment losses (primarily wholly owned retail assets in 2020)	236,286	8,065
608 Fifth Avenue lease liability extinguishment gain in 2020 and impairment loss and related write-offs in 2019	(70,260)	101,092
Our share of loss from real estate fund investments	63,114	48,808
Severance and other reduction-in-force related expenses	23,368	—
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	13,369	—
Transaction related costs	7,150	4,613
Severance accrual related to Hotel Pennsylvania closure, net of $3,145 of income tax benefit	6,101	—
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020)	4,938	21,649
Net gain on transfer to Fifth Avenue and Times Square retail JV, net of $11,945 attributable to noncontrolling interests	—	(2,559,154)
Net gains on sale of real estate (primarily our 25% interest in 330 Madison Avenue in 2019)	—	(178,769)
Net gain from sale of Urban Edge Properties ("UE") common shares (sold on March 4, 2019)	—	(62,395)
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	22,540
Mark-to-market increase in Lexington Realty Trust ("Lexington") common shares (sold on March 1, 2019)	—	(16,068)
Other	5,436	(7,505)
	366,463	(3,119,689)
Noncontrolling interests' share of above adjustments	(24,626)	198,599
Total of certain expense (income) items that impact net (loss) income attributable to common shareholders	$341,837	$(2,921,090)

Overview - continued
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(332,099)	$(502,565)
608 Fifth Avenue lease liability extinguishment gain in 2020 and impairment loss and related write-offs in 2019	(70,260)	77,156
Our share of loss from real estate fund investments	63,114	48,808
Severance and other reduction-in-force related expenses	23,368	—
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	13,369	—
Transaction related costs	7,150	4,613
Severance accrual related to Hotel Pennsylvania closure, net of $3,145 of income tax benefit	6,101	—
Prepayment penalty in connection with redemption of $400 million 5.00% senior unsecured notes due January 2022	—	22,540
Other	2,510	(10,732)
	(286,747)	(360,180)
Noncontrolling interests' share of above adjustments	19,269	22,989
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(267,478)	$(337,191)
Same Store Net Operating Income ("NOI") At Share
The percentage (decrease) increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

Year Ended December 31, 2020 compared to December 31, 2019:	Total	New York	theMART	555 California Street
Same store NOI at share % (decrease) increase	(13.8)%	(12.7)%	(32.5)%	0.6%
Same store NOI at share - cash basis % (decrease) increase	(8.3)%	(6.3)%	(29.5)%	0.9%
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
220 CPS
During the year ended December 31, 2020, we closed on the sale of 35 condominium units at 220 CPS for net proceeds of $1,049,360,000 resulting in a financial statement net gain of $381,320,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income in Part II, Item 8 of this Annual Report on Form 10-K. In connection with these sales, $49,221,000 of income tax expense was recognized on our consolidated statements of income in Part II, Item 8 of this Annual Report on Form 10-K. From inception to December 31, 2020, we have closed on the sale of 100 units for net proceeds of $2,869,492,000 resulting in financial statement net gains of $1,066,937,000.
Dispositions
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. We recorded a $4,938,000 loss (mark-to-market decrease) for the year ended December 31, 2020.
Financings
Unsecured Term Loan
On February 28, 2020, we increased our unsecured term loan balance to $800,000,000 (from $750,000,000) by exercising an accordion feature. Pursuant to an existing swap agreement, $750,000,000 of the loan bears interest at a fixed rate of 3.87% through October 2023, and the balance of $50,000,000 floats at a rate of LIBOR plus 1.00% (1.15% as of December 31, 2020). The entire $800,000,000 will float thereafter for the duration of the loan through February 2024.
Other Financings
On August 12, 2020, we amended the $700,000,000 mortgage loan on 770 Broadway, a 1.2 million square foot Manhattan office building, to extend the term one year through March 2022.

Overview - continued
Financings - continued
Other Financings - continued
On September 14, 2020, Alexander's, Inc. (NYSE: ALX) ("Alexander's"), in which we have a 32.4% ownership interest, amended and extended the $350,000,000 mortgage loan on the retail condominium of 731 Lexington Avenue. Under the terms of the amendment, Alexander's paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to Alexander's. The interest-only loan is at LIBOR plus 1.40% (1.55% as of December 31, 2020) which has been swapped to a fixed rate of 1.72%.
On October 15, 2020, we completed a $500,000,000 refinancing of PENN11, a 1.2 million square foot Manhattan office building. The interest-only loan carries a rate of LIBOR plus 2.75% (2.90% as of December 31, 2020) and matures in October 2023, with two one-year extension options. The loan replaces the previous $450,000,000 loan that bore interest at a fixed rate of 3.95% and was scheduled to mature in December 2020.
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
Preferred Securities
On November 24, 2020, Vornado sold 12,000,000 5.25% Series N cumulative redeemable preferred shares at a price of $25.00 per share, pursuant to an effective registration statement. Vornado received aggregate net proceeds of $291,182,000, after underwriters' discount and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 5.25% Series N preferred units (with economic terms that mirror those of the Series N preferred shares). Dividends on the Series N preferred shares/units are cumulative and payable quarterly in arrears. The Series N preferred shares/units are not convertible into, or exchangeable for, any of our properties or securities. On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may redeem the Series N preferred shares/units at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption. The Series N preferred shares/units have no maturity date and will remain outstanding indefinitely unless redeemed by Vornado.
Leasing Activity For The Year Ended December 31, 2020
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
•2,231,000 square feet of New York Office space (1,853,000 square feet at share) at an initial rent of $89.33 per square foot and a weighted average lease term of 14.4 years. Includes 730,000 square feet (694,000 at our share) for the new Facebook lease at Farley Office and 633,000 square feet (348,000 at our share) for the New York University long-term renewal at One Park Avenue. The initial rent of $89.33 excludes the rent on 174,000 square feet (all at share) as the starting rent for this space will be determined later in 2021 based on fair market value. The changes in the GAAP and cash mark-to-market rent on the 899,000 square feet of second generation space were positive 11.0% and 4.6%, respectively. Tenant improvements and leasing commissions were $8.75 per square foot per annum, or 9.8% of initial rent.
•238,000 square feet of New York Retail space (184,000 square feet at share) at an initial rent of $136.29 per square foot and a weighted average lease term of 4.0 years. The changes in the GAAP and cash mark-to-market rent on the 159,000 square feet of second generation space were positive 1.3% and negative 5.9%, respectively. Tenant improvements and leasing commissions were $16.80 per square foot per annum, or 12.3% of initial rent.
•379,000 square feet at theMART (all at share) at an initial rent of $49.74 per square foot and a weighted average lease term of 8.5 years. The changes in the GAAP and cash mark-to-market rent on the 374,000 square feet of second generation space were positive 1.5% and negative 1.9%, respectively. Tenant improvements and leasing commissions were $3.89 per square foot per annum, or 7.8% of initial rent.
•371,000 square feet at 555 California Street (260,000 square feet at share) at an initial rent of $108.92 per square foot and a weighted average lease term of 8.0 years. The initial rent of $108.92 excludes the rent on a ten-year renewal option for 247,000 square feet (173,000 square feet at share) as the starting rent for this space will be determined in 2024 based on fair market value. The changes in the GAAP and cash mark-to-market rent on the 87,000 square feet of second generation space were positive 54.7% and 39.7%, respectively. Tenant improvements and leasing commissions were $6.94 per square foot per annum, or 6.4% of initial rent, excluding the ten-year renewal option for 247,000 square feet (173,000 square feet at share).

Overview - continued
Square footage (in service) and Occupancy as of December 31, 2020:

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	33	18,361	15,413	93.4%
Retail (includes retail properties that are in the base of our office properties)	65	2,275	1,805	78.8%
Residential - 1,677 units	9	1,526	793	83.9%
Alexander's, including 312 residential units	7	2,366	766	96.7%
Hotel Pennsylvania (closed since April 1, 2020)	1	—	—
		24,528	18,777	92.1%

Other:
theMART	4	3,692	3,683	89.5%
555 California Street	3	1,741	1,218	98.4%
Other	11	2,489	1,154	92.8%
		7,922	6,055

Total square feet at December 31, 2020		32,450	24,832

Square footage (in service) and Occupancy as of December 31, 2019:

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	35	19,070	16,195	96.9%
Retail (includes retail properties that are in the base of our office properties)	70	2,300	1,842	94.5%
Residential - 1,679 units	9	1,526	793	97.0%
Alexander's, including 312 residential units	7	2,230	723	96.5%
Hotel Pennsylvania	1	1,400	1,400
		26,526	20,953	96.7%

Other:
theMART	4	3,826	3,817	94.6%
555 California Street	3	1,741	1,218	99.8%
Other	11	2,533	1,198	92.7%
		8,100	6,233

Total square feet at December 31, 2019		34,626	27,186

Critical Accounting Policies
In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We consider an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.
Set forth below is a summary of the accounting policies that we believe are critical to the preparation of our consolidated financial statements. The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 3 - Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Real Estate
Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments which are on a relative fair value basis. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions, and could differ materially from actual results.
Our properties, including any related right-of-use assets and intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates, capital requirements, capitalization rates and discount rates that could differ materially from actual results.
Partially Owned Entities
We consolidate entities in which we have a controlling financial interest. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider (i) whether the entity is a variable interest entity (“VIE”) in which we are the primary beneficiary or (ii) whether the entity is a voting interest entity in which we have a majority of the voting interests of the entity. We are deemed to be the primary beneficiary of a VIE when we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. Management uses its judgement when determining if we are the primary beneficiary of a VIE. We generally do not control a partially owned entity if the approval of all of the partners/members is contractually required with respect to decisions that most significantly impact the performance of the partially owned entity. This includes decisions regarding operating/capital budgets, and the placement of new or additional financing secured by the assets of the venture, among others. We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee.
Investments in unconsolidated partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, ability to hold, and available information at the time the analyses are prepared. The ultimate realization of our investments in partially owned entities is dependent on a number of factors, including the performance of each investment and market conditions. If our estimates of the projected future cash flows, the nature of development activities for properties for which such activities are planned and the estimated fair value of the investment change based on market conditions or otherwise, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates, capital requirements, capitalization rates and discount rates that could differ materially from actual results.

Critical Accounting Policies - continued
Revenue Recognition
We have the following revenue sources and revenue recognition policies:
•Rental revenues include revenues from the leasing of space at our properties to tenants, lease termination income, revenues from the Hotel Pennsylvania, trade shows and tenant services.
◦Revenues from the leasing of space at our properties to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component.
◦Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee.
◦Revenue derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred.
◦We have made a policy election in accordance with the FASB Staff Q&A allowing us to not account for COVID-19 related lease concessions as lease modifications. Accordingly, rent abatements are recognized as reductions to "rental revenues" during the period in which they were granted. Rent deferrals result in an increase to "tenant and other receivables" during the deferral period with no impact on revenue recognition. For any concessions that do not meet the guidance contained in the Q&A, the modification guidance in accordance with Accounting Standards Codification Topic 842, Leases will be applied. See Note 3 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
◦Lease termination income is recognized immediately if a tenant vacates or is recognized on a straight-line basis over the shortened remaining lease term.
◦Hotel revenue arising from the operation of Hotel Pennsylvania consists of room revenue, food and beverage revenue, and banquet revenue. Room revenue is recognized when the rooms are made available for the guest.
◦Trade shows revenue arising from the operation of trade shows is primarily booth rentals. This revenue is recognized upon the occurrence of the trade shows when the trade show booths are made available for use by the exhibitors.
◦Tenant services revenue arises from sub-metered electric, elevator, trash removal and other services provided to tenants at their request. This revenue is recognized as the services are transferred.
•Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities and includes BMS cleaning, engineering and security services. This revenue is recognized as the services are transferred.
We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants. We recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability and considers payment history, current credit status and publicly available information about the financial condition of the tenant, including the impact of COVID-19 on tenants' businesses, among other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written off when management deems that the collectability of substantially all future lease payments from a specific lease is not probable of collection, at which point, the Company will limit future rental revenues to cash received.
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
Recent Accounting Pronouncements
See Note 3 – Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

NOI At Share by Segment for the Years Ended December 31, 2020 and 2019
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. NOI at share - cash basis includes rent that has been deferred as a result of the COVID-19 pandemic. Rent deferrals generally require repayment in monthly installments over a period of time not to exceed twelve months.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2020 and 2019.

(Amounts in thousands)	For the Year Ended December 31, 2020
	Total	New York	Other
Total revenues	$1,527,951	$1,221,748	$306,203
Operating expenses	(789,066)	(640,531)	(148,535)
NOI - consolidated	738,885	581,217	157,668
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(72,801)	(43,773)	(29,028)
Add: NOI from partially owned entities	306,495	296,447	10,048
NOI at share	972,579	833,891	138,688
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	46,246	36,715	9,531
NOI at share - cash basis	$1,018,825	$870,606	$148,219

(Amounts in thousands)	For the Year Ended December 31, 2019
	Total	New York(1)	Other
Total revenues	$1,924,700	$1,577,860	$346,840
Operating expenses	(917,981)	(758,304)	(159,677)
NOI - consolidated	1,006,719	819,556	187,163
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,332)	(40,896)	(28,436)
Add: NOI from partially owned entities	322,390	294,168	28,222
NOI at share	1,259,777	1,072,828	186,949
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,060)	(12,318)	6,258
NOI at share - cash basis	$1,253,717	$1,060,510	$193,207
________________________________________
(1)Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

NOI At Share by Segment for the Years Ended December 31, 2020 and 2019 - continued
The elements of our New York and Other NOI at share for the years ended December 31, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
New York:
Office(1)(2)	$672,495	$724,526
Retail(1)(3)	147,299	273,217
Residential	20,687	23,363
Alexander's(4)	35,912	44,325
Hotel Pennsylvania(5)	(42,502)	7,397
Total New York	833,891	1,072,828

Other:
theMART(6)	69,178	102,071
555 California Street	60,324	59,657
Other investments(7)	9,186	25,221
Total Other	138,688	186,949

NOI at share	$972,579	$1,259,777
________________________________________
(1)Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.
(2)2020 includes $18,173 of non-cash write-offs of receivables arising from the straight-lining of rents, including the New York & Company, Inc. lease at 330 West 34th Street, and $6,702 of write-offs of tenant receivables deemed uncollectible.
(3)2020 includes $25,876 of non-cash write-offs of receivables arising from the straight-lining of rents, including the JCPenney lease at Manhattan Mall, and $12,017 of write-offs of tenant receivables deemed uncollectible. 2019 includes $14,010 of non-cash write-offs of receivables arising from the straight-lining of rents.
(4)2020 includes $3,511 of non-cash write-offs of receivables arising from the straight-lining of rents and $1,335 of write-offs of tenant receivables deemed uncollectible.
(5)The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been closed since April 1, 2020 as a result of the pandemic. 2020 includes a $9,246 severance accrual for furloughed union employees.
(6)The decrease in NOI at share is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year. Additionally, 2020 includes $2,722 of non-cash write-offs of receivables arising from the straight-lining of rents and $1,742 of write-offs of tenant receivables deemed uncollectible.
(7)2019 includes our share of PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and UE (sold on March 4, 2019).

NOI At Share by Segment for the Years Ended December 31, 2020 and 2019 - continued
The elements of our New York and Other NOI at share - cash basis for the years ended December 31, 2020 and 2019 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
New York:
Office(1)(2)	$691,755	$718,734
Retail(1)(3)	158,686	267,655
Residential	19,369	21,894
Alexander's(4)	42,737	45,093
Hotel Pennsylvania(5)	(41,941)	7,134
Total New York	870,606	1,060,510

Other:
theMART(6)	76,251	108,130
555 California Street	60,917	60,156
Other investments(7)	11,051	24,921
Total Other	148,219	193,207

NOI at share - cash basis	$1,018,825	$1,253,717
________________________________________
(1)Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.
(2)2020 includes $6,702 of write-offs of tenant receivables deemed uncollectible.
(3)2020 includes $12,017 of write-offs of tenant receivables deemed uncollectible.
(4)2020 includes $1,335 of write-offs of tenant receivables deemed uncollectible.
(5)The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic. The Hotel Pennsylvania has been closed since April 1, 2020 as a result of the pandemic. 2020 includes a $9,246 severance accrual for furloughed union employees.
(6)The decrease in NOI at share - cash basis is primarily due to the effects of the COVID-19 pandemic, causing trade shows to be cancelled from late March 2020 through the remainder of the year. Additionally, 2020 includes $1,742 of write-offs of tenant receivables deemed uncollectible.
(7)2019 includes our share of PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and UE (sold on March 4, 2019).

Reconciliation of Net (Loss) Income to NOI At Share and NOI At Share - Cash Basis for the Years Ended December 31, 2020 and 2019
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the years ended December 31, 2020 and 2019.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Net (loss) income	$(461,845)	$3,334,262
Depreciation and amortization expense	399,695	419,107
General and administrative expense	181,509	169,920
Impairment losses and transaction related costs, net	174,027	106,538
Loss (income) from partially owned entities	329,112	(78,865)
Loss from real estate fund investments	226,327	104,082
Interest and other investment loss (income), net	5,499	(21,819)
Interest and debt expense	229,251	286,623
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)
Net gains on disposition of wholly owned and partially owned assets	(381,320)	(845,499)
Income tax expense	36,630	103,439
Loss from discontinued operations	—	30
NOI from partially owned entities	306,495	322,390
NOI attributable to noncontrolling interests in consolidated subsidiaries	(72,801)	(69,332)
NOI at share	972,579	1,259,777
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	46,246	(6,060)
NOI at share - cash basis	$1,018,825	$1,253,717
NOI At Share by Region

	For the Year Ended December 31,
	2020	2019
Region:
New York City metropolitan area	87%	87%
Chicago, IL	7%	8%
San Francisco, CA	6%	5%
	100%	100%

Results of Operations – Year Ended December 31, 2020 Compared to December 31, 2019
Revenues
Our revenues were $1,527,951,000 for the year ended December 31, 2020 compared to $1,924,700,000 in the prior year, a decrease of $396,749,000. Below are the details of the decrease by segment:

(Amounts in thousands)
(Decrease) increase due to:	Total		New York		Other
Rental revenues:
Acquisitions, dispositions and other	$(5,085)		$(3,505)		$(1,580)
Development and redevelopment	(73,297)		(73,299)		2
Hotel Pennsylvania(1)	(84,287)		(84,287)		—
Trade shows(2)	(27,925)		—		(27,925)
Properties transferred to Fifth Avenue and Times Square JV	(100,554)		(100,554)		—
Same store operations	(98,439)	(3)	(79,845)		(18,594)
	(389,587)		(341,490)		(48,097)

Fee and other income:
BMS cleaning fees	(19,138)		(21,246)	(4)	2,108
Management and leasing fees	5,874		5,814		60
Properties transferred to Fifth Avenue and Times Square JV	(388)		(388)		—
Other income	6,490		1,198		5,292
	(7,162)		(14,622)		7,460

Total decrease in revenues	$(396,749)		$(356,112)		$(40,637)
________________________________________
See notes on the following page.

Results of Operations – Year Ended December 31, 2020 Compared to December 31, 2019 - continued
Expenses
Our expenses were $1,550,740,000 for the year ended December 31, 2020 compared to $1,625,155,000 in the prior year, a decrease of $74,415,000. Below are the details of the decrease by segment:

(Amounts in thousands)
(Decrease) increase due to:	Total		New York		Other
Operating:
Acquisitions, dispositions and other	$(10,055)		$(8,786)		$(1,269)
Development and redevelopment	(35,478)		(35,478)		—
Non-reimbursable expenses	1,327		1,408		(81)
Hotel Pennsylvania(1)	(34,399)		(34,399)		—
Trade shows(2)	(9,613)		—		(9,613)
BMS expenses	(12,016)		(14,124)	(4)	2,108
Properties transferred to Fifth Avenue and Times Square JV	(21,615)		(21,615)		—
Same store operations	(7,066)		(4,779)		(2,287)
	(128,915)		(117,773)		(11,142)

Depreciation and amortization:
Acquisitions, dispositions and other	(3,735)		(3,744)		9
Development and redevelopment	(214)		(214)		—
Properties transferred to Fifth Avenue and Times Square JV	(25,119)		(25,119)		—
Same store operations	9,656		8,599		1,057
	(19,412)		(20,478)		1,066

General and administrative	11,589	(5)	4,231		7,358

Benefit from deferred compensation plan liability	(5,166)		—		(5,166)

Impairment Losses and transaction related costs, net	67,489	(6)	65,077		2,412

Total decrease in expenses	$(74,415)		$(68,943)		$(5,472)
____________________
(1)Closed since April 1, 2020 as a result of the COVID-19 pandemic. Operating expense for 2020 includes a $9,246 severance accrual for furloughed union employees.
(2)Cancelled trade shows at theMART from late March 2020 through the remainder of the year as a result of the pandemic.
(3)2020 includes $46,463 for the non-cash write-off of receivables arising from the straight-lining of rent, including the JCPenney retail lease at Manhattan Mall and the New York & Company, Inc. office lease at 330 West 34th Street, and $16,741 for the write-off of tenant receivables deemed uncollectible.
(4)Primarily due to a decrease in third party cleaning services provided to retail and office tenants as a result of the pandemic.
(5)Primarily due to $22,132 severance and other reduction-in-force related expenses in 2020, partially offset by (i) $8,444 non-cash stock-based compensation expense for the accelerated vesting of previously issued Operating Partnership units and Vornado restricted stock in 2019 due to the removal of the time-based vesting requirements for participants who have reached 65 years of age and (ii) $844 of lower non-cash stock-based compensation expense in 2020 for the time-based compensation granted in connection with the new leadership group announced in April 2019.
(6)Primarily due to $236,286 of non-cash impairment losses primarily related to wholly owned street retail assets in 2020, partially offset by (i) $101,360 of non-cash impairment losses, substantially 608 Fifth Avenue, recognized in the second quarter of 2019 and (ii) $70,260 of lease liability extinguishment gain related to 608 Fifth Avenue recognized in the second quarter of 2020.

Results of Operations – Year Ended December 31, 2020 Compared to December 31, 2019 - continued
(Loss) Income from Partially Owned Entities
Below are the components of (loss) income from partially owned entities for the years ended December 31, 2020 and 2019.

(Amounts in thousands)	Percentage Ownership at December 31, 2020	For the Year Ended December 31,
		2020	2019
Our share of net (loss) income:
Fifth Avenue and Times Square JV(1):
Non-cash impairment loss(2)		$(413,349)	$—
Return on preferred equity, net of our share of the expense		37,357	27,586
Equity in net income(3)	51.5%	21,063	31,130
		(354,929)	58,716
Alexander's(4)	32.4%	18,635	23,779
Partially owned office buildings(5)	Various	12,742	(3,443)
Other investments(6)	Various	(5,560)	(187)
		$(329,112)	$78,865
____________________
(1)Entered into on April 18, 2019.
(2)See Note 7 - Investments in Partially Owned Entities to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(3)2020 includes a $13,971 reduction in income related to a Forever 21 lease modification at 1540 Broadway and $3,125 of write-offs of lease receivables deemed uncollectible during 2020.
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
Loss from Real Estate Fund Investments
Below are the components of the loss from our real estate fund investments for the years ended December 31, 2020 and 2019.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Net unrealized loss on held investments	$(226,107)	$(106,109)
Net investment (loss) income	(220)	2,027
Loss from real estate fund investments	(226,327)	(104,082)
Less loss attributable to noncontrolling interests in consolidated subsidiaries	163,213	55,274
Loss from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(63,114)	$(48,808)

Interest and Other Investment (Loss) Income, net
Below are the components of interest and other investment (loss) income, net for the years ended December 31, 2020 and 2019.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Credit losses on loans receivable(1)	$(13,369)	$—
Interest on cash and cash equivalents and restricted cash	5,793	13,380
Decrease in fair value of marketable securities(2)	(4,938)	(5,533)
Interest on loans receivable	3,384	6,326
Dividends on marketable securities	—	3,938
Other, net	3,631	3,708
	$(5,499)	$21,819
____________________
(1)See Note 3 - Basis of Presentation and Significant Accounting Policies and Note 14 - Fair Value Measurements to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
(2)2020 includes a $4,938 mark-to-market decrease in the fair value of our PREIT common shares (sold on January 23, 2020). 2019 includes (i) a $21,649 decrease in the fair value of our investment in PREIT, partially offset by (ii) a $16,068 mark-to market increase in the fair value of our Lexington common shares (sold on March 1, 2019).

Results of Operations – Year Ended December 31, 2020 Compared to December 31, 2019 - continued
Interest and Debt Expense
Interest and debt expense was $229,251,000 for the year ended December 31, 2020, compared to $286,623,000 in the prior year, a decrease of $57,372,000. This decrease was primarily due to (i) $24,458,000 of lower interest expense resulting from lower average interest rates on our variable rate loans, (ii) $22,540,000 of expense in 2019 from debt prepayment costs relating to redemption of our $400,000,000 5.00% senior unsecured notes, (iii) $17,459,000 of lower interest expense resulting from the repayment of the mortgage payable of PENN2, (iv) $12,530,000 of lower interest expense resulting from the deconsolidation of mortgages payable of the properties contributed to Fifth Avenue and Times Square JV in April 2019, (v) $7,680,000 of lower interest expense resulting from the payoff of the 220 CPS loan, and (vi) $5,045,000 of lower interest expense from the redemption of the $400,000,000 5.00% senior unsecured notes in 2019, partially offset by $31,144,000 of lower capitalized interest and debt expense.
Net Gain on Transfer to Fifth Avenue and Times Square JV
During 2019, we recognized a $2,571,099,000 net gain from the transfer of common equity in the properties contributed to Fifth Avenue and Times Square JV, including the related step-up in our basis of the retained portion of the assets to fair value.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $381,320,000 for the year ended December 31, 2020 consists of net gains on sale of 220 CPS condominium units. Net gains of $845,499,000 for the year ended December 31, 2019 primarily consist of (i) $604,393,000 of net gains on sale of 220 CPS condominium units, (ii) $159,292,000 net gain on sale of our 25% interest in 330 Madison Avenue, (iii) $62,395,000 net gain from the sale of all of our UE partnership units, and (iv) $19,477,000 net gain on sale of 3040 M Street.
Income Tax Expense
For the year ended December 31, 2020, we had income tax expense of $36,630,000, compared to $103,439,000 in the prior year, a decrease of $66,809,000. This decrease was primarily due to lower income tax expense from the sale of 220 CPS condominium units.
Net Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $139,894,000 for the year ended December 31, 2020, compared to $24,547,000 in the prior year, an increase of $115,347,000. This increase resulted primarily from the higher allocation of net loss to the noncontrolling interests in our real estate fund investments and $4,289,000 allocated to noncontrolling interests for the non-cash impairment loss recognized on our investment in Fifth Avenue and Times Square JV in 2020.
Net (Loss) Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net loss attributable to noncontrolling interests in the Operating Partnership was $24,946,000 for the year ended December 31, 2020, compared to net income of $210,872,000 in the prior year, a decrease in income of $235,818,000. This decrease resulted primarily from lower net income subject to allocation to Class A unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $51,739,000 for the year ended December 31, 2020, compared to $50,131,000 in the prior year, an increase of $1,608,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $51,904,000 for the year ended December 31, 2020, compared to $50,296,000 in the prior year, an increase of $1,608,000.

Results of Operations – Year Ended December 31, 2020 Compared to December 31, 2019 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the year ended December 31, 2020 compared to December 31, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the year ended December 31, 2020	$972,579	$833,891	$69,178	$60,324	$9,186
Less NOI at share from:
Development properties	(30,946)	(30,946)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	33,146	33,146	—	—	—
Other non-same store (income) expense, net	(27,898)	(18,361)	(524)	173	(9,186)
Same store NOI at share for the year ended December 31, 2020	$946,881	$817,730	$68,654	$60,497	$—

NOI at share for the year ended December 31, 2019	$1,259,777	$1,072,828	$102,071	$59,657	$25,221
Less NOI at share from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(35,770)	(35,770)	—	—	—
Dispositions	(7,420)	(7,420)	—	—	—
Development properties	(68,063)	(68,063)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	(13,212)	(13,212)	—	—	—
Other non-same store (income) expense, net	(36,827)	(11,722)	(354)	470	(25,221)
Same store NOI at share for the year ended December 31, 2019	$1,098,485	$936,641	$101,717	$60,127	$—

(Decrease) increase in same store NOI at share for the year ended December 31, 2020 compared to December 31, 2019	$(151,604)	$(118,911)	$(33,063)	$370	$—

% (decrease) increase in same store NOI at share	(13.8)%	(12.7)%	(32.5)%	0.6%	—%

Results of Operations – Year Ended December 31, 2020 Compared to December 31, 2019 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the year ended December 31, 2020 compared to December 31, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the year ended December 31, 2020	$1,018,825	$870,606	$76,251	$60,917	$11,051
Less NOI at share - cash basis from:
Development properties	(42,531)	(42,531)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	32,576	32,576	—	—	—
Other non-same store (income) expense, net	(39,271)	(27,672)	(553)	5	(11,051)
Same store NOI at share - cash basis for the year ended December 31, 2020	$969,599	$832,979	$75,698	$60,922	$—

NOI at share - cash basis for the year ended December 31, 2019	$1,253,717	$1,060,510	$108,130	$60,156	$24,921
Less NOI at share - cash basis from:
Change in ownership interests in properties contributed to Fifth Avenue and Times Square JV	(32,905)	(32,905)	—	—	—
Dispositions	(8,219)	(8,219)	—	—	—
Development properties	(87,856)	(87,856)	—	—	—
Hotel Pennsylvania (closed beginning April 1, 2020)	(12,997)	(12,997)	—	—	—
Other non-same store (income) expense, net	(54,571)	(29,207)	(692)	249	(24,921)
Same store NOI at share - cash basis for the year ended December 31, 2019	$1,057,169	$889,326	$107,438	$60,405	$—

(Decrease) increase in same store NOI at share - cash basis for the year ended December 31, 2020 compared to December 31, 2019	$(87,570)	$(56,347)	$(31,740)	$517	$—

% (decrease) increase in same store NOI at share - cash basis	(8.3)%	(6.3)%	(29.5)%	0.9%	—%

Related Party Transactions
See Note 23 - Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning related party transactions.
Liquidity and Capital Resources
Rental revenue is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs. During 2020, we have experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the closure of Hotel Pennsylvania, the cancellation of trade shows at theMART through 2020, and lower revenues from BMS and signage. For the quarter ended December 31, 2020, we collected 95% (97% including rent deferrals) of rent due from our tenants, comprised of 97% (99% including rent deferrals) from our office tenants and 88% (89% including rent deferrals) from our retail tenants. Rent deferrals generally require repayment in monthly installments over a period not to exceed twelve months. While we believe that our tenants are required to pay rent under their leases, we have implemented and will continue to consider rent deferrals on a case-by-case basis. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.
As of December 31, 2020, we have $3.9 billion of liquidity comprised of $1.7 billion of cash and cash equivalents and restricted cash and $2.2 billion available on our $2.75 billion revolving credit facilities. The challenges posed by COVID-19 could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for development expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales. Consequently, the Company will continue to evaluate its liquidity and financial position on an ongoing basis.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Dividends
On January 20, 2021, Vornado declared a quarterly common dividend of $0.53 per share (an indicated annual rate of $2.12 per common share). This dividend, if declared by the Board of Trustees for all of 2021, would require Vornado to pay out approximately $406,000,000 of cash for common share dividends. In addition, during 2021, Vornado expects to pay approximately $66,000,000 of cash dividends on outstanding preferred shares and approximately $29,000,000 of cash distributions to unitholders of the Operating Partnership.
Financing Activities and Contractual Obligations
We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.” We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal. As of December 31, 2020, we are in compliance with all of the financial covenants required by our senior unsecured notes and our unsecured revolving credit facilities.

Liquidity and Capital Resources - continued
Financing Activities and Contractual Obligations - continued
As of December 31, 2020, we had $1,624,482,000 of cash and cash equivalents and $2,161,451,000 of borrowing capacity under our unsecured revolving credit facilities, net of letters of credit of $13,549,000. A summary of our consolidated debt as of December 31, 2020 and 2019 is presented below.

(Amounts in thousands)	As of December 31, 2020		As of December 31, 2019
Consolidated debt:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Variable rate	$3,220,815	1.83%	$1,643,500	3.09%
Fixed rate	4,212,643	3.70%	5,801,516	3.57%
Total	7,433,458	2.89%	7,445,016	3.46%
Deferred financing costs, net and other	(34,462)		(38,407)
Total, net	$7,398,996		$7,406,609
Our consolidated outstanding debt, net of deferred financing costs and other, was $7,398,996,000 at December 31, 2020, a $7,613,000 decrease from the balance at December 31, 2019. During 2021 and 2022, $1,562,643,000 and $1,650,000,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facilities. We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Below is a schedule of our contractual obligations at December 31, 2020.

(Amounts in thousands)		Less than 1 Year
Contractual cash obligations(1) (principal and interest(2)):	Total		1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$5,940,860	$2,737,058	$1,627,598	$1,160,108	$416,096
Operating leases	1,044,896	22,010	47,671	49,076	926,139
Purchase obligations, primarily construction commitments	609,600	609,600	—	—	—
Senior unsecured notes due 2025	513,656	15,750	31,500	466,406	—
Unsecured term loan	886,965	29,603	56,210	801,152	—
Revolving credit facilities	588,179	5,923	582,256	—	—
Other obligations(3)	549,861	7,230	15,252	18,396	508,983
Total contractual cash obligations	$10,134,017	$3,427,174	$2,360,487	$2,495,138	$1,851,218
____________________
(1)Excludes committed tenant-related obligations as timing and amounts of payments are uncertain and may only be due upon satisfactory performance of certain conditions.
(2)Interest on variable rate debt is computed using rates in effect at December 31, 2020.
(3)Represents rent and fixed payments in lieu of real estate taxes due to Empire State Development ("ESD"), an entity of New York State, for Farley Office and Retail.
Details of 2020 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain Future Cash Requirements
Capital Expenditures
The following table summarizes anticipated 2021 capital expenditures.

(Amounts in millions, except per square foot data)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$100.0	$84.0	$6.0	$10.0
Tenant improvements	82.0	65.0	12.0	5.0
Leasing commissions	30.5	25.0	3.0	2.5
Total recurring tenant improvements, leasing commissions and other capital expenditures	$212.5	$174.0	$21.0	$17.5

Square feet budgeted to be leased (in thousands)		1,000	250	150
Weighted average lease term (years)		10.0	7.5	5.0
Tenant improvements and leasing commissions:
Per square foot		$90.00	$60.00	$50.00
Per square foot per annum		9.00	8.00	10.00
    The table above excludes anticipated capital expenditures of each of our partially owned non-consolidated subsidiaries, as these entities fund their capital expenditures without additional equity contributions from us.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures
220 CPS
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.480 billion, of which $1.455 billion has been expended as of December 31, 2020.
Penn District
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000, an increase of $90,000,000, which is primarily due to higher projected tenant improvement allowances for the office, restaurant and retail space. As of December 31, 2020, $791,994,000 has been expended, which has been reduced by $88,000,000 of historic tax credit investor contributions (at our share).
The joint venture entered into a development agreement with ESD, an entity of New York State, to build the adjacent Moynihan Train Hall, with Vornado and Related each guaranteeing the joint venture's obligations. The joint venture entered into a design-build contract with Skanska Moynihan Train Hall Builders ("Skanska") pursuant to which they built the Moynihan Train Hall on the joint venture's behalf. Skanska substantially completed construction as of December 31, 2020, thereby fulfilling this obligation to ESD. The joint venture, which we consolidate on our consolidated balance sheets, leased the entire property during the construction period and pursuant to ASC 842-40-55, was required to recognize all development expenditures for Moynihan Train Hall. Accordingly, the development expenditures funded by governmental agencies were presented as “Moynihan Train Hall development expenditures” with a corresponding obligation recorded to “Moynihan Train Hall Obligation” on our consolidated balance sheets. On December 31, 2020, upon substantial completion of Moynihan Train Hall, the portions of the property not pertaining to the joint venture's commercial space were severed from its lease with ESD and we removed the "Moynihan Train Hall development expenditures" and the offsetting “Moynihan Train Hall obligation” from our consolidated balance sheets.
PENN1
We are redeveloping PENN1, a 2,545,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN1. Skanska USA Civil Northeast, Inc. will perform the redevelopment under a fixed price contract for $396,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. The total development cost of our PENN1 project is estimated to be $450,000,000, an increase of $125,000,000, which is primarily due to the addition of the Concourse retail redevelopment project and sustainability initiatives, including the installation of triple pane high energy performance windows and the implementation of an electrification program to allow PENN1 to access more clean renewable electricity. As of December 31, 2020, $167,894,000 has been expended.
PENN2
We are redeveloping PENN2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $91,219,000 has been expended as of December 31, 2020.
We are also making districtwide improvements within the Penn District. The development cost of these improvements is estimated to be $100,000,000, of which $19,618,000 has been expended as of December 31, 2020.
Other
We are redeveloping a 78,000 square foot Class A office building at 345 Montgomery Street, a part of our 555 California Street complex in San Francisco (70.0% interest) located at the corner of California and Pine Street. The development cost of this project is estimated to be approximately $66,000,000, of which our share is $46,000,000. As of December 31, 2020, $55,261,000 has been expended, of which our share is $38,683,000.
We are redeveloping a 165,000 square foot office building at 825 Seventh Avenue, located at the corner of 53rd Street and Seventh Avenue (50.0% interest). The redevelopment cost of this project is estimated to be approximately $30,000,000, of which our share is $15,000,000. As of December 31, 2020, $26,508,000 has been expended, of which our share is $13,254,000.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the Penn District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Insurance
For our properties (except Farley), we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $235,000,000 includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake and effective February 15, 2021, excluding communicable disease coverage. For the period February 15, 2020 through February 14, 2021, we and the insurance carriers for our all risk property policy have disagreements as to the applicability of a $2,300,000 sub-limit for communicable disease coverage across our properties. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,759,257 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
For Farley, we maintain general liability insurance with limits of $100,000,000 per occurrence, and builder’s risk insurance including coverage for existing property and development activities of $2.8 billion per occurrence and in the aggregate. We maintain coverage for certified and non-certified terrorism acts with limits of $1.85 billion and $1.17 billion per occurrence, respectively, and in the aggregate.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. In December 2020, following a trial, the court issued a tentative ruling in our favor. A final hearing was held on February 1, 2021 and we are awaiting a definitive ruling. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent, in Luxembourg and other jurisdictions.
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right to use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we have not paid the monthly rents due under the non-recourse lease. As of December 31, 2020, we have a $47,473,000 lease liability and a $34,482,000 right-of-use asset recorded for this lease.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for Farley Office and Retail. As of December 31, 2020, the aggregate dollar amount of these guarantees and master leases is approximately $1,769,000,000.
As of December 31, 2020, $13,549,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related) is developing Farley Office and Retail. In connection with the development of the property, the joint venture took in a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2020, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the December 31, 2020 fair value of the Fund assets, at liquidation we would be required to make a $29,800,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of December 31, 2020, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,700,000.
As of December 31, 2020, we have construction commitments aggregating approximately $451,000,000.

Liquidity and Capital Resources - continued
Cash Flows for the Year Ended December 31, 2020 Compared to December 31, 2019
Our cash flow activities for the years ended December 31, 2020 and 2019 are summarized as follows:

(Amounts in thousands)	For the Year Ended December 31,		(Decrease) Increase in Cash Flow
	2020	2019
Net cash provided by operating activities	$424,240	$662,539	$(238,299)
Net cash (used in) provided by investing activities	(87,800)	2,463,276	(2,551,076)
Net cash used in financing activities	(213,202)	(2,235,589)	2,022,387
Cash and cash equivalents and restricted cash was $1,730,369,000 at December 31, 2020, a $123,238,000 increase from the balance at December 31, 2019.
Net cash provided by operating activities of $424,240,000 for the year ended December 31, 2020 was comprised of $615,721,000 of cash from operations, including distributions of income from partially owned entities of $175,246,000, and a net decrease of $191,481,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the net cash (used in) provided by investing activities for the years ended December 31, 2020 and 2019:

(Amounts in thousands)	For the Year Ended December 31,		(Decrease) Increase in Cash Flow
	2020	2019
Proceeds from sale of condominium units at 220 Central Park South	$1,044,260	$1,605,356	$(561,096)
Development costs and construction in progress	(601,920)	(649,056)	47,136
Moynihan Train Hall expenditures	(395,051)	(438,935)	43,884
Additions to real estate	(155,738)	(233,666)	77,928
Proceeds from sales of marketable securities	28,375	168,314	(139,939)
Investments in partially owned entities	(8,959)	(18,257)	9,298
Distributions of capital from partially owned entities	2,389	24,880	(22,491)
Acquisitions of real estate and other	(1,156)	(69,699)	68,543
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,248,743	(1,248,743)
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000	(500,000)
Proceeds from sale of real estate and related investments	—	324,201	(324,201)
Proceeds from repayments of loans receivable	—	1,395	(1,395)
Net cash (used in) provided by investing activities	$(87,800)	$2,463,276	$(2,551,076)

The following table details the net cash used in financing activities for the years ended December 31, 2020 and 2019:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2020	2019
Repayments of borrowings	$(1,067,564)	$(2,718,987)	$1,651,423
Proceeds from borrowings	1,056,315	1,108,156	(51,841)
Dividends paid on common shares/Distributions to Vornado	(827,319)	(503,785)	(323,534)
Moynihan Train Hall reimbursement from Empire State Development	395,051	438,935	(43,884)
Proceeds from issuance of preferred shares/units	291,182	—	291,182
Contributions from noncontrolling interests in consolidated subsidiaries	100,094	17,871	82,223
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(91,514)	(80,194)	(11,320)
Dividends paid on preferred shares/Distributions to preferred unitholders	(64,271)	(50,131)	(14,140)
Debt issuance costs	(10,901)	(15,588)	4,687
Proceeds received from exercise of Vornado stock options and other	5,862	6,903	(1,041)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)	8,555
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)	407,126
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)	22,058
Redemption of preferred shares/units	—	(893)	893
Net cash used in financing activities	$(213,202)	$(2,235,589)	$2,022,387

Liquidity and Capital Resources - continued
Capital Expenditures for the Year Ended December 31, 2020
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the year ended December 31, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$65,173	$53,543	$7,627	$4,003
Tenant improvements	65,313	52,763	5,859	6,691
Leasing commissions	18,626	14,612	3,173	841
Recurring tenant improvements, leasing commissions and other capital expenditures	149,112	120,918	16,659	11,535
Non-recurring capital expenditures	64,624	64,414	210	—
Total capital expenditures and leasing commissions	$213,736	$185,332	$16,869	$11,535
Development and Redevelopment Expenditures for the Year Ended December 31, 2020
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.
Below is a summary of amounts paid for development and redevelopment expenditures in the year ended December 31, 2020. These expenditures include interest and debt expense of $41,056,000, payroll of $17,654,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $129,097,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$239,427	$239,427	$—	$—	$—
220 CPS	119,763	—	—	—	119,763
PENN1	105,392	105,392	—	—	—
PENN2	76,883	76,883	—	—	—
345 Montgomery Street	16,661	—	—	16,661	—
Other	43,794	39,746	4,011	—	37
	601,920	461,448	4,011	16,661	119,800

Capital Expenditures for the Year Ended December 31, 2019
Below is a summary of amounts paid for capital expenditures and leasing commissions for the year ended December 31, 2019.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$93,226	$80,416	$9,566	$3,244
Tenant improvements	98,261	84,870	9,244	4,147
Leasing commissions	18,229	16,316	827	1,086
Recurring tenant improvements, leasing commissions and other capital expenditures	209,716	181,602	19,637	8,477
Non-recurring capital expenditures	30,374	28,269	332	1,773
Total capital expenditures and leasing commissions	$240,090	$209,871	$19,969	$10,250

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Year Ended December 31, 2019
Below is a summary of amounts paid for development and redevelopment expenditures in the year ended December 31, 2019. These expenditures include interest and debt expense of $72,200,000, payroll of $16,014,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $83,463,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$265,455	$265,455	$—	$—	$—
220 CPS	181,177	—	—	—	181,177
PENN1	51,168	51,168	—	—	—
345 Montgomery Street	29,441	—	—	29,441	—
PENN2	28,719	28,719	—	—	—
606 Broadway	7,434	7,434	—	—	—
1535 Broadway	1,031	1,031	—	—	—
Other	84,631	78,128	2,322	3,896	285
	$649,056	$431,935	$2,322	$33,337	$181,462

Funds From Operations
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – (Loss) Income Per Share/(Loss) Income Per Class A Unit, in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

FFO - continued
Vornado Realty Trust - continued
FFO attributable to common shareholders plus assumed conversions was $750,522,000, or $3.93 per diluted share, for the year ended December 31, 2020, compared to $1,003,398,000, or $5.25 per diluted share, for the prior year. Details of certain items that impact FFO are discussed in the financial results summary of our “Overview.”

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2020	2019
Reconciliation of our net (loss) income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net (loss) income attributable to common shareholders	$(348,744)	$3,097,806
Per diluted share	$(1.83)	$16.21

FFO adjustments:
Depreciation and amortization of real property	$368,556	$389,024
Real estate impairment losses	236,286	32,001
Net gain on transfer to Fifth Avenue and Times Square JV on April 18, 2019, net of $11,945 attributable to noncontrolling interests	—	(2,559,154)
Net gains on sale of real estate	—	(178,711)
Net gain from sale of UE common shares (sold on March 4, 2019)	—	(62,395)
Decrease (increase) in fair value of marketable securities:
PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020)	4,938	21,649
Lexington (sold on March 1, 2019)	—	(16,068)
Other	—	(48)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $4,289 of noncontrolling interests	409,060	—
Depreciation and amortization of real property	156,646	134,706
Decrease in fair value of marketable securities	2,801	2,852
	1,178,287	(2,236,144)
Noncontrolling interests' share of above adjustments	(79,068)	141,679
FFO adjustments, net	$1,099,219	$(2,094,465)

FFO attributable to common shareholders	$750,475	$1,003,341
Convertible preferred share dividends	47	57
FFO attributable to common shareholders plus assumed conversions	$750,522	$1,003,398
Per diluted share	$3.93	$5.25

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,146	190,801
Effect of dilutive securities:
Convertible preferred shares	28	34
Employee stock options and restricted share awards	19	216
Denominator for FFO per diluted share	191,193	191,051

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and unit amounts)	2020			2019
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$3,220,815	1.83%	$32,208	$1,643,500	3.09%
Fixed rate	4,212,643	3.70%	—	5,801,516	3.57%
	$7,433,458	2.89%	32,208	$7,445,016	3.46%
Pro rata share of debt of non-consolidated entities(1):
Variable rate	$1,384,710	1.80%	13,847	$1,441,690	3.34%
Fixed rate	1,488,464	3.76%	—	1,361,169	3.93%
	$2,873,174	2.81%	13,847	$2,802,859	3.62%
Noncontrolling interests’ share of consolidated subsidiaries			(371)
Total change in annual net income attributable to the Operating Partnership			45,684
Noncontrolling interests’ share of the Operating Partnership			(3,070)
Total change in annual net income attributable to Vornado			$42,614
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.22
Total change in annual net income attributable to Vornado per diluted share			$0.22
_______________________
(1)    Our pro rata share of debt of non-consolidated entities as of December 31, 2020 and 2019 is net of $16,200 and $63,409, respectively, of our share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt.
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt, as of December 31, 2020.

(Amounts in thousands)	As of December 31, 2020
			Variable Rate
Hedged Item	Fair Value	Notional Amount	Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Interest rate caps (included in other assets):
Various	$17	$175,000

Interest rate swaps (included in other liabilities):
Unsecured term loan	$57,723	$750,000	L+100	1.15%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	8,310	100,000	L+180	1.95%	4.14%	1/25
	$66,033	$850,000
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2020, the estimated fair value of our consolidated debt was $7,463,000,000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Losses — Refer to Notes 3, 7, 14, and 16 to the financial statements
Critical Audit Matter Description
The Company’s wholly owned properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. Fair value is determined based on estimated cash flow projections that utilize discount and capitalization rates and available market information. The Company’s discounted cash flows requires management to make significant estimates and assumptions related to future market rental rates, capitalization rates, and discount rates. The Company recognized impairment losses on its wholly owned properties of $236,286,000 for the year ended December 31, 2020 which are included in “Impairment losses and transaction related costs, net” within the consolidated statements of income.
The Company also reviews its investments in partially owned entities for impairment when indications of potential impairment exists. An impairment loss for investments in partially owned entities is recorded when there is a decline in the fair value below the carrying value that is other than temporary. Fair value is determined based on discounted cash flows which requires management to make significant estimates and assumptions related to future market rental rates, capitalization rates, and discount rates. The Company performed an impairment analysis on its investment in Fifth Avenue and Times Square JV and determined the decline in value is other than temporary and therefore recognized impairment losses on its investment in Fifth Avenue and Times Square JV of $413,349,000 for the year ended December 31, 2020 which are included in “(Loss) income from partially owned entities” within the consolidated statements of income.
We identified the impairment of wholly owned properties and the investment in Fifth Avenue and Times Square JV as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of wholly owned properties and investments in partially owned entities, specifically the estimates of market rental rates, capitalization rates, and discount rates used in the discounted cash flows. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discounted cash flow analyses included, among other things, the following:
•We tested the effectiveness of controls over management’s evaluation of impairment of its wholly owned assets and investments in partially owned entities and measurement of that impairment based on discounted cash flows, including those over the market rental rates, capitalization rates, and discount rates used in the assessment.
•With the assistance of our fair value specialists, we evaluated the reasonableness of significant assumptions in the discounted cash flows analyses, including identifying independent estimates of market rental rates, capitalization rates, and discount rates, focusing on geographical location and property. In addition, we tested the mathematical accuracy of the discounted cash flows analyses.
•We evaluated the reasonableness of management’s discounted cash flows analyses by comparing management’s projections to the Company’s historical results and external market sources.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 16, 2021

We have served as the Company’s auditor since 1976.

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit, share and per share amounts)	As of December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$2,420,054	$2,591,261
Buildings and improvements	7,933,030	7,953,163
Development costs and construction in progress	1,604,637	1,490,614
Moynihan Train Hall development expenditures	—	914,960
Leasehold improvements and equipment	130,222	124,014
Total	12,087,943	13,074,012
Less accumulated depreciation and amortization	(3,169,446)	(3,015,958)
Real estate, net	8,918,497	10,058,054
Right-of-use assets	367,365	379,546
Cash and cash equivalents	1,624,482	1,515,012
Restricted cash	105,887	92,119
Marketable securities	—	33,313
Tenant and other receivables	77,658	95,733
Investments in partially owned entities	3,491,107	3,999,165
Real estate fund investments	3,739	222,649
220 Central Park South condominium units ready for sale	128,215	408,918
Receivable arising from the straight-lining of rents	674,075	742,206
Deferred leasing costs, net of accumulated amortization of $196,972 and $196,229	372,919	353,986
Identified intangible assets, net of accumulated amortization of $93,113 and $98,587	23,856	30,965
Other assets	434,022	355,347
	$16,221,822	$18,287,013
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,580,549	$5,639,897
Senior unsecured notes, net	446,685	445,872
Unsecured term loan, net	796,762	745,840
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	401,008	498,254
Moynihan Train Hall obligation	—	914,960
Special dividend/distribution payable	—	398,292
Accounts payable and accrued expenses	427,202	440,049
Deferred revenue	40,110	59,429
Deferred compensation plan	105,564	103,773
Other liabilities	294,520	265,754
Total liabilities	8,667,400	10,087,120
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,583,607 and 13,298,956 units outstanding	507,212	884,380
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	511,747	888,915
Redeemable noncontrolling interest in a consolidated subsidiary	94,520	—
Total redeemable noncontrolling interests	606,267	888,915
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,793,402 and 36,795,640 shares	1,182,339	891,214
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,354,679 and 190,985,677 shares	7,633	7,618
Additional capital	8,192,507	7,827,697
Earnings less than distributions	(2,774,182)	(1,954,266)
Accumulated other comprehensive loss	(75,099)	(40,233)
Total shareholders' equity	6,533,198	6,732,030
Noncontrolling interests in consolidated subsidiaries	414,957	578,948
Total equity	6,948,155	7,310,978
	$16,221,822	$18,287,013
See notes to the consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2020	2019	2018
REVENUES:
Rental revenues	$1,377,635	$1,767,222	$2,007,333
Fee and other income	150,316	157,478	156,387
Total revenues	1,527,951	1,924,700	2,163,720
EXPENSES:
Operating	(789,066)	(917,981)	(963,478)
Depreciation and amortization	(399,695)	(419,107)	(446,570)
General and administrative	(181,509)	(169,920)	(141,871)
(Expense) benefit from deferred compensation plan liability	(6,443)	(11,609)	2,480
Impairment losses and transaction related costs, net	(174,027)	(106,538)	(31,320)
Total expenses	(1,550,740)	(1,625,155)	(1,580,759)

(Loss) income from partially owned entities	(329,112)	78,865	9,149
Loss from real estate fund investments	(226,327)	(104,082)	(89,231)
Interest and other investment (loss) income, net	(5,499)	21,819	17,057
Income (loss) from deferred compensation plan assets	6,443	11,609	(2,480)
Interest and debt expense	(229,251)	(286,623)	(347,949)
Net gain on transfer to Fifth Avenue and Times Square JV	—	2,571,099	—
Purchase price fair value adjustment	—	—	44,060
Net gains on disposition of wholly owned and partially owned assets	381,320	845,499	246,031
(Loss) income before income taxes	(425,215)	3,437,731	459,598
Income tax expense	(36,630)	(103,439)	(37,633)
(Loss) income from continuing operations	(461,845)	3,334,292	421,965
(Loss) income from discontinued operations	—	(30)	638
Net (loss) income	(461,845)	3,334,262	422,603
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	139,894	24,547	53,023
Operating Partnership	24,946	(210,872)	(25,672)
Net (loss) income attributable to Vornado	(297,005)	3,147,937	449,954
Preferred share dividends	(51,739)	(50,131)	(50,636)
Preferred share issuance costs	—	—	(14,486)
NET (LOSS) INCOME attributable to common shareholders	$(348,744)	$3,097,806	$384,832

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(1.83)	$16.23	$2.02
Weighted average shares outstanding	191,146	190,801	190,219

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(1.83)	$16.21	$2.01
Weighted average shares outstanding	191,146	191,053	191,290

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(461,845)	$3,334,262	$422,603
Other comprehensive (loss) income:
Reduction in value of interest rate swaps and other	(29,971)	(47,883)	(14,635)
Other comprehensive (loss) income of nonconsolidated subsidiaries	(14,342)	(938)	1,155
Amounts reclassified from accumulated other comprehensive loss relating to nonconsolidated subsidiary	—	(2,311)	—
Comprehensive (loss) income	(506,158)	3,283,130	409,123
Less comprehensive loss (income) attributable to noncontrolling interests	174,287	(183,090)	28,187
Comprehensive (loss) income attributable to Vornado	$(331,871)	$3,100,040	$437,310
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change (see Note 3)	—	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado	—	—	—	—	—	(297,005)	—	—	(297,005)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(140,438)	(140,438)
Dividends on common shares ($2.38 per share)	—	—	—	—	—	(454,939)	—	—	(454,939)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(51,739)	—	—	(51,739)
Series N cumulative redeemable preferred shares issuance	12,000	291,182	—	—	—	—	—	—	291,182
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	236	9	9,257	—	—	—	9,266
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	47	2	2,343	—	—	—	2,345
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	4,305	4,305
Distributions	—	—	—	—	—	—	—	(33,007)	(33,007)
Conversion of Series A preferred shares to common shares	(3)	(57)	4	—	57	—	—	—	—
Deferred compensation shares and options	—	—	13	1	1,305	(137)	—	—	1,169
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(14,342)	—	(14,342)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(29,972)	—	(29,972)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	—	344,043	—	—	—	344,043
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	2,914	—	2,914
Other	—	—	—	—	(6,533)	(32)	6,534	1,760	1,729
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amounts)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	3,147,937	—	—	3,147,937
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(24,547)	(24,547)
Dividends on common shares:
Special dividend ($1.95 per share)	—	—	—	—	—	(372,380)	—	—	(372,380)
Aggregate quarterly dividends ($2.64 per common share)	—	—	—	—	—	(503,785)	—	—	(503,785)
Dividends on preferred shares	—	—	—	—	—	(50,131)	—	—	(50,131)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	171	7	11,243	—	—	—	11,250
Under employees' share option plan	—	—	245	10	5,479	(8,587)	—	—	(3,098)
Under dividend reinvestment plan	—	—	22	1	1,413	—	—	—	1,414
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	9,023	9,023
Other	—	—	—	—	—	—	—	8,848	8,848
Distributions	—	—	—	—	—	—	—	(45,587)	(45,587)
Conversion of Series A preferred shares to common shares	(2)	(80)	6	—	80	—	—	—	—
Deferred compensation shares and options	—	—	7	—	1,095	(105)	—	—	990
Amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(938)	—	(938)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(47,885)	—	(47,885)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Redeemable Class A unit measurement adjustment	—	—	—	—	70,810	—	—	—	70,810
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,235	—	3,235
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	(2)	—	—	—	—	(31)	2	—	(29)
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	36,800	$891,988	189,984	$7,577	$7,492,658	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado	—	—	—	—	—	449,954	—	—	449,954
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(53,023)	(53,023)
Dividends on common shares ($2.52 per share)	—	—	—	—	—	(479,348)	—	—	(479,348)
Dividends on preferred shares	—	—	—	—	—	(50,636)	—	—	(50,636)
Series G and Series I cumulative redeemable preferred shares issuance costs	—	(663)	—	—	—	(14,486)	—	—	(15,149)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	244	10	17,058	—	—	—	17,068
Under employees' share option plan	—	—	279	12	5,907	(12,185)	—	—	(6,266)
Under dividend reinvestment plan	—	—	20	1	1,389	—	—	—	1,390
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	46,942	46,942
Other	—	—	—	—	—	—	—	15,715	15,715
Distributions:
Real estate fund investments	—	—	—	—	—	—	—	(12,665)	(12,665)
Other	—	—	—	—	—	—	—	(33,250)	(33,250)
Conversion of Series A preferred shares to common shares	—	(31)	2	—	30	—	—	—	(1)
Deferred compensation shares and options	—	—	6	—	1,157	(121)	—	—	1,036
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	—	9,046	—	—	—	9,046
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	1,155	—	1,155
Reduction in value of interest rate swaps	—	—	—	—	—	—	(14,634)	—	(14,634)
Redeemable Class A unit measurement adjustment	—	—	—	—	198,064	—	—	—	198,064
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	836	—	836
Consolidation of the Farley joint venture	—	—	—	—	—	—	—	8,720	8,720
Other	—	—	—	—	548	(2)	(1)	164	709
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(461,845)	$3,334,262	$422,603
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	417,942	438,933	472,785
Net gains on disposition of wholly owned and partially owned assets	(381,320)	(845,499)	(246,031)
Equity in net loss (income) of partially owned entities	329,112	(78,865)	(9,149)
Real estate impairment losses and related write-offs	236,286	26,705	12,000
Net unrealized loss on real estate fund investments	226,107	106,109	84,706
Distributions of income from partially owned entities	175,246	116,826	78,831
Non-cash (gain on extinguishment of 608 Fifth Avenue lease liability) impairment loss on 608 Fifth Avenue right-of-use asset	(70,260)	75,220	—
Write-off of lease receivables deemed uncollectible	63,204	17,237	—
Stock-based compensation expense	48,677	53,908	31,722
Straight-lining of rents	24,404	9,679	(7,605)
Amortization of below-market leases, net	(16,878)	(19,830)	(38,573)
Credit losses on loans receivable	13,369	—	—
Decrease in fair value of marketable securities	4,938	5,533	26,453
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)	—
Prepayment penalty on redemption of senior unsecured notes due 2022	—	22,058	—
Purchase price fair value adjustment	—	—	(44,060)
Return of capital from real estate fund investments	—	—	20,290
Change in valuation of deferred tax assets and liabilities	—	—	12,835
Other non-cash adjustments	6,739	(3,472)	7,499
Changes in operating assets and liabilities:
Real estate fund investments	(7,197)	(10,000)	(68,950)
Tenant and other receivables, net	(5,330)	(25,988)	(14,532)
Prepaid assets	(137,452)	7,558	151,533
Other assets	(52,832)	(4,302)	(84,222)
Accounts payable and accrued expenses	14,868	5,940	5,869
Other liabilities	(3,538)	1,626	(11,363)
Net cash provided by operating activities	424,240	662,539	802,641

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	1,044,260	1,605,356	214,776
Development costs and construction in progress	(601,920)	(649,056)	(418,186)
Moynihan Train Hall expenditures	(395,051)	(438,935)	(74,609)
Additions to real estate	(155,738)	(233,666)	(234,602)
Proceeds from sales of marketable securities	28,375	168,314	4,101
Investments in partially owned entities	(8,959)	(18,257)	(37,131)
Distributions of capital from partially owned entities	2,389	24,880	100,178
Acquisitions of real estate and other	(1,156)	(69,699)	(574,812)
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,248,743	—
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000	—
Proceeds from sale of real estate and related investments	—	324,201	219,731
Proceeds from repayments of loans receivable	—	1,395	25,757
Investments in loans receivable	—	—	(105,000)
Net consolidation of Farley Office and Retail Building	—	—	2,075
Net cash (used in) provided by investing activities	(87,800)	2,463,276	(877,722)

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,067,564)	$(2,718,987)	$(685,265)
Proceeds from borrowings	1,056,315	1,108,156	526,766
Dividends paid on common shares	(827,319)	(503,785)	(479,348)
Moynihan Train Hall reimbursement from Empire State Development	395,051	438,935	74,609
Proceeds from issuance of preferred shares	291,182	—	—
Contributions from noncontrolling interests	100,094	17,871	61,062
Distributions to noncontrolling interests	(91,514)	(80,194)	(76,149)
Dividends paid on preferred shares	(64,271)	(50,131)	(55,115)
Debt issuance costs	(10,901)	(15,588)	(12,908)
Proceeds received from exercise of employee share options and other	5,862	6,903	7,309
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)	(12,969)
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)	—
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)	—
Redemption of preferred shares	—	(893)	(470,000)
Debt prepayment and extinguishment costs	—	—	(818)
Net cash used in financing activities	(213,202)	(2,235,589)	(1,122,826)
Net increase (decrease) in cash and cash equivalents and restricted cash	123,238	890,226	(1,197,907)
Cash and cash equivalents and restricted cash at beginning of period	1,607,131	716,905	1,914,812
Cash and cash equivalents and restricted cash at end of period	$1,730,369	$1,607,131	$716,905

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,515,012	$570,916	$1,817,655
Restricted cash at beginning of period	92,119	145,989	97,157
Cash and cash equivalents and restricted cash at beginning of period	$1,607,131	$716,905	$1,914,812

Cash and cash equivalents at end of period	$1,624,482	$1,515,012	$570,916
Restricted cash at end of period	105,887	92,119	145,989
Cash and cash equivalents and restricted cash at end of period	$1,730,369	$1,607,131	$716,905

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $40,855, $67,980 and $67,402	$210,052	$283,613	$311,835
Cash payments for income taxes	$15,105	$59,834	$62,225

Non-Cash Investing and Financing Activities:
Decrease in assets and liabilities resulting from the deconsolidation of Moynihan Train Hall:
Real estate, net	$(1,291,804)	$—	$—
Moynihan Train Hall obligation	(1,291,804)	—	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	388,280	1,311,468	233,179
Redeemable Class A unit measurement adjustment	344,043	70,810	198,064
Write-off of fully depreciated assets	(189,250)	(122,813)	(86,064)
Accrued capital expenditures included in accounts payable and accrued expenses	117,641	109,975	88,115
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	—	2,327,750	—
Common equity	—	1,449,495	—
Lease liabilities arising from the recognition of right-of-use assets	—	526,866	—
Marketable securities transferred in connection with the defeasance of mortgage payable	—	(407,126)	—
Special dividend/distribution declared and payable on January 15, 2020	—	398,292	—
Defeasance of mortgage payable	—	390,000	—
Recognition of negative basis related to the sale of our investment in 330 Madison Avenue	—	60,052	—
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	54,962	—
Increase in assets and liabilities resulting from the consolidation of Farley Office and Retail Building:
Real estate, net	—	—	401,708
Mortgage payable, net	—	—	249,459
Increase in assets and liabilities resulting from the consolidation of Moynihan Train Hall:
Real estate, net	—	—	346,926
Moynihan Train Hall obligation	—	—	346,926

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. and subsidiaries (the "Partnership") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Losses — Refer to Notes 3, 7, 14, and 16 to the financial statements
Critical Audit Matter Description
The Partnership’s wholly owned properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. Fair value is determined based on estimated cash flow projections that utilize discount and capitalization rates and available market information. The Partnership’s discounted cash flows requires management to make significant estimates and assumptions related to future market rental rates, capitalization rates, and discount rates. The Partnership recognized impairment losses on its wholly owned properties of $236,286,000 for the year ended December 31, 2020 which are included in “Impairment losses and transaction related costs, net” within the consolidated statements of income.
The Partnership also reviews its investments in partially owned entities for impairment when indications of potential impairment exists. An impairment loss for investments in partially owned entities is recorded when there is a decline in the fair value below the carrying value that is other than temporary. Fair value is determined based on discounted cash flows which requires management to make significant estimates and assumptions related to future market rental rates, capitalization rates, and discount rates. The Partnership performed an impairment analysis on its investment in Fifth Avenue and Times Square JV and determined the decline in value is other than temporary and therefore recognized impairment losses on its investment in Fifth Avenue and Times Square JV of $413,349,000 for the year ended December 31, 2020 which are included in “(Loss) income from partially owned entities” within the consolidated statements of income.
We identified the impairment of wholly owned properties and the investment in Fifth Avenue and Times Square JV as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value of wholly owned properties and investments in partially owned entities, specifically the estimates of market rental rates, capitalization rates, and discount rates used in the discounted cash flows. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discounted cash flow analyses included, among other things, the following:
•We tested the effectiveness of controls over management’s evaluation of impairment of its wholly owned assets and investments in partially owned entities and measurement of that impairment based on discounted cash flows, including those over the market rental rates, capitalization rates, and discount rates used in the assessment.
•With the assistance of our fair value specialists, we evaluated the reasonableness of significant assumptions in the discounted cash flows analyses, including identifying independent estimates of market rental rates, capitalization rates, and discount rates, focusing on geographical location and property. In addition, we tested the mathematical accuracy of the discounted cash flows analyses.
•We evaluated the reasonableness of management’s discounted cash flows analyses by comparing management’s projections to the Partnership’s historical results and external market sources.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 16, 2021

We have served as the Partnership’s auditor since 1997.

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	As of December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$2,420,054	$2,591,261
Buildings and improvements	7,933,030	7,953,163
Development costs and construction in progress	1,604,637	1,490,614
Moynihan Train Hall development expenditures	—	914,960
Leasehold improvements and equipment	130,222	124,014
Total	12,087,943	13,074,012
Less accumulated depreciation and amortization	(3,169,446)	(3,015,958)
Real estate, net	8,918,497	10,058,054
Right-of-use assets	367,365	379,546
Cash and cash equivalents	1,624,482	1,515,012
Restricted cash	105,887	92,119
Marketable securities	—	33,313
Tenant and other receivables	77,658	95,733
Investments in partially owned entities	3,491,107	3,999,165
Real estate fund investments	3,739	222,649
220 Central Park South condominium units ready for sale	128,215	408,918
Receivable arising from the straight-lining of rents	674,075	742,206
Deferred leasing costs, net of accumulated amortization of $196,972 and $196,229	372,919	353,986
Identified intangible assets, net of accumulated amortization of $93,113 and $98,587	23,856	30,965
Other assets	434,022	355,347
	$16,221,822	$18,287,013

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,580,549	$5,639,897
Senior unsecured notes, net	446,685	445,872
Unsecured term loan, net	796,762	745,840
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	401,008	498,254
Moynihan Train Hall obligation	—	914,960
Special distribution payable	—	398,292
Accounts payable and accrued expenses	427,202	440,049
Deferred revenue	40,110	59,429
Deferred compensation plan	105,564	103,773
Other liabilities	294,520	265,754
Total liabilities	8,667,400	10,087,120
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,583,607 and 13,298,956 units outstanding	507,212	884,380
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	511,747	888,915
Redeemable noncontrolling interest in a consolidated subsidiary	94,520	—
Total redeemable noncontrolling interests	606,267	888,915
Partners' equity:
Partners' capital	9,382,479	8,726,529
Earnings less than distributions	(2,774,182)	(1,954,266)
Accumulated other comprehensive loss	(75,099)	(40,233)
Total partners' equity	6,533,198	6,732,030
Noncontrolling interests in consolidated subsidiaries	414,957	578,948
Total equity	6,948,155	7,310,978
	$16,221,822	$18,287,013
See notes to the consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2020	2019	2018
REVENUES:
Rental revenues	$1,377,635	$1,767,222	$2,007,333
Fee and other income	150,316	157,478	156,387
Total revenues	1,527,951	1,924,700	2,163,720
EXPENSES:
Operating	(789,066)	(917,981)	(963,478)
Depreciation and amortization	(399,695)	(419,107)	(446,570)
General and administrative	(181,509)	(169,920)	(141,871)
(Expense) benefit from deferred compensation plan liability	(6,443)	(11,609)	2,480
Impairment losses and transaction related costs, net	(174,027)	(106,538)	(31,320)
Total expenses	(1,550,740)	(1,625,155)	(1,580,759)

(Loss) income from partially owned entities	(329,112)	78,865	9,149
Loss from real estate fund investments	(226,327)	(104,082)	(89,231)
Interest and other investment (loss) income, net	(5,499)	21,819	17,057
Income (loss) from deferred compensation plan assets	6,443	11,609	(2,480)
Interest and debt expense	(229,251)	(286,623)	(347,949)
Net gain on transfer to Fifth Avenue and Times Square JV	—	2,571,099	—
Purchase price fair value adjustment	—	—	44,060
Net gains on disposition of wholly owned and partially owned assets	381,320	845,499	246,031
(Loss) income before income taxes	(425,215)	3,437,731	459,598
Income tax expense	(36,630)	(103,439)	(37,633)
(Loss) income from continuing operations	(461,845)	3,334,292	421,965
(Loss) income from discontinued operations	—	(30)	638
Net (loss) income	(461,845)	3,334,262	422,603
Less net loss attributable to noncontrolling interests in consolidated subsidiaries	139,894	24,547	53,023
Net (loss) income attributable to Vornado Realty L.P.	(321,951)	3,358,809	475,626
Preferred unit distributions	(51,904)	(50,296)	(50,830)
Preferred unit issuance costs	—	—	(14,486)
NET (LOSS) INCOME attributable to Class A unitholders	$(373,855)	$3,308,513	$410,310

(LOSS) INCOME PER CLASS A UNIT - BASIC:
(Loss) income from continuing operations, net	$(1.86)	$16.22	$2.01
Income from discontinued operations, net	—	—	0.01
Net (loss) income per Class A unit	$(1.86)	$16.22	$2.02
Weighted average units outstanding	203,503	202,947	202,068

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(1.86)	$16.19	$2.00
Weighted average units outstanding	203,503	203,248	203,412
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(461,845)	$3,334,262	$422,603
Other comprehensive (loss) income:
Reduction in value of interest rate swaps and other	(29,971)	(47,883)	(14,635)
Other comprehensive (loss) income of nonconsolidated subsidiaries	(14,342)	(938)	1,155
Amounts reclassified from accumulated other comprehensive loss relating to nonconsolidated subsidiary	—	(2,311)	—
Comprehensive (loss) income	(506,158)	3,283,130	409,123
Less comprehensive loss attributable to noncontrolling interests in consolidated subsidiaries	139,894	24,547	53,023
Comprehensive (loss) income attributable to Vornado Realty L.P.	$(366,264)	$3,307,677	$462,146

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Loss		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change (see Note 3)	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(321,951)	—	—	(321,951)
Net loss attributable to redeemable partnership units	—	—	—	—	24,946	—	—	24,946
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(140,438)	(140,438)
Distributions to Vornado ($2.38 per unit)	—	—	—	—	(454,939)	—	—	(454,939)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(51,739)	—	—	(51,739)
Series N cumulative redeemable preferred units issuance	12,000	291,182	—	—	—	—	—	291,182
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	236	9,266	—	—	—	9,266
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	47	2,345	—	—	—	2,345
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	4,305	4,305
Distributions	—	—	—	—	—	—	(33,007)	(33,007)
Conversion of Series A preferred units to Class A units	(3)	(57)	4	57	—	—	—	—
Deferred compensation units and options	—	—	13	1,306	(137)	—	—	1,169
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(14,342)	—	(14,342)
Reduction in value of interest rate swaps	—	—	—	—	—	(29,972)	—	(29,972)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	344,043	—	—	—	344,043
Redeemable partnership units' share of above adjustments	—	—	—	—	—	2,914	—	2,914
Other	—	—	—	(6,533)	(32)	6,534	1,760	1,729
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amounts)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	3,358,809	—	—	3,358,809
Net income attributable to redeemable partnership units	—	—	—	—	(210,872)	—	—	(210,872)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(24,547)	(24,547)
Distributions to Vornado:
Special distribution ($1.95 per Class A unit)	—	—	—	—	(372,380)	—	—	(372,380)
Aggregate quarterly distributions to Vornado ($2.64 per Class A unit)	—	—	—	—	(503,785)	—	—	(503,785)
Distributions to preferred unitholders	—	—	—	—	(50,131)	—	—	(50,131)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	171	11,250	—	—	—	11,250
Under Vornado's employees' share option plan	—	—	245	5,489	(8,587)	—	—	(3,098)
Under Vornado's dividend reinvestment plan	—	—	22	1,414	—	—	—	1,414
Contributions:
Real estate fund investments	—	—	—	—	—	—	9,023	9,023
Other	—	—	—	—	—	—	8,848	8,848
Distributions	—	—	—	—	—	—	(45,587)	(45,587)
Conversion of Series A preferred units to Class A units	(2)	(80)	6	80	—	—	—	—
Deferred compensation units and options	—	—	7	1,095	(105)	—	—	990
Amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(938)	—	(938)
Reduction in value of interest rate swaps	—	—	—	—	—	(47,885)	—	(47,885)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Redeemable Class A unit measurement adjustment	—	—	—	70,810	—	—	—	70,810
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,235	—	3,235
Deconsolidation of partially owned entity	—	—	—	—	—	—	(11,441)	(11,441)
Other	(2)	—	—	—	(31)	2	—	(29)
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2017	36,800	$891,988	189,984	$7,500,235	$(4,183,253)	$128,682	$670,049	$5,007,701
Cumulative effect of accounting change	—	—	—	—	122,893	(108,374)	—	14,519
Net income attributable to Vornado Realty L.P.	—	—	—	—	475,626	—	—	475,626
Net income attributable to redeemable partnership units	—	—	—	—	(25,672)	—	—	(25,672)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(53,023)	(53,023)
Distributions to Vornado ($2.52 per Class A unit)	—	—	—	—	(479,348)	—	—	(479,348)
Distributions to preferred unitholders	—	—	—	—	(50,636)	—	—	(50,636)
Series G and Series I cumulative redeemable preferred units issuance costs	—	(663)	—	—	(14,486)	—	—	(15,149)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	244	17,068	—	—	—	17,068
Under Vornado's employees' share option plan	—	—	279	5,919	(12,185)	—	—	(6,266)
Under Vornado's dividend reinvestment plan	—	—	20	1,390	—	—	—	1,390
Contributions:
Real estate fund investments	—	—	—	—	—	—	46,942	46,942
Other	—	—	—	—	—	—	15,715	15,715
Distributions:
Real estate fund investments	—	—	—	—	—	—	(12,665)	(12,665)
Other	—	—	—	—	—	—	(33,250)	(33,250)
Conversion of Series A preferred units to Class A units	—	(31)	2	30	—	—	—	(1)
Deferred compensation units and options	—	—	6	1,157	(121)	—	—	1,036
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	1,155	—	1,155
Reduction in value of interest rate swaps	—	—	—	—	—	(14,634)	—	(14,634)
Unearned 2015 Out-Performance Plan awards acceleration	—	—	—	9,046	—	—	—	9,046
Redeemable Class A unit measurement adjustment	—	—	—	198,064	—	—	—	198,064
Redeemable partnership units' share of above adjustments	—	—	—	—	—	836	—	836
Consolidation of the Farley joint venture	—	—	—	—	—	—	8,720	8,720
Other	—	—	—	548	(2)	(1)	164	709
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(461,845)	$3,334,262	$422,603
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	417,942	438,933	472,785
Net gains on disposition of wholly owned and partially owned assets	(381,320)	(845,499)	(246,031)
Equity in net loss (income) of partially owned entities	329,112	(78,865)	(9,149)
Real estate impairment losses and related write-offs	236,286	26,705	12,000
Net unrealized loss on real estate fund investments	226,107	106,109	84,706
Distributions of income from partially owned entities	175,246	116,826	78,831
Non-cash (gain on extinguishment of 608 Fifth Avenue lease liability) impairment loss on 608 Fifth Avenue right-of-use asset	(70,260)	75,220	—
Write-off of lease receivables deemed uncollectible	63,204	17,237	—
Stock-based compensation expense	48,677	53,908	31,722
Straight-lining of rents	24,404	9,679	(7,605)
Amortization of below-market leases, net	(16,878)	(19,830)	(38,573)
Credit losses on loans receivable	13,369	—	—
Decrease in fair value of marketable securities	4,938	5,533	26,453
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)	—
Prepayment penalty on redemption of senior unsecured notes due 2022	—	22,058	—
Purchase price fair value adjustment	—	—	(44,060)
Return of capital from real estate fund investments	—	—	20,290
Change in valuation of deferred tax assets and liabilities	—	—	12,835
Other non-cash adjustments	6,739	(3,472)	7,499
Changes in operating assets and liabilities:
Real estate fund investments	(7,197)	(10,000)	(68,950)
Tenant and other receivables, net	(5,330)	(25,988)	(14,532)
Prepaid assets	(137,452)	7,558	151,533
Other assets	(52,832)	(4,302)	(84,222)
Accounts payable and accrued expenses	14,868	5,940	5,869
Other liabilities	(3,538)	1,626	(11,363)
Net cash provided by operating activities	424,240	662,539	802,641

Cash Flows from Investing Activities:
Proceeds from sale of condominium units at 220 Central Park South	1,044,260	1,605,356	214,776
Development costs and construction in progress	(601,920)	(649,056)	(418,186)
Moynihan Train Hall expenditures	(395,051)	(438,935)	(74,609)
Additions to real estate	(155,738)	(233,666)	(234,602)
Proceeds from sales of marketable securities	28,375	168,314	4,101
Investments in partially owned entities	(8,959)	(18,257)	(37,131)
Distributions of capital from partially owned entities	2,389	24,880	100,178
Acquisitions of real estate and other	(1,156)	(69,699)	(574,812)
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	1,248,743	—
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	500,000	—
Proceeds from sale of real estate and related investments	—	324,201	219,731
Proceeds from repayments of loans receivable	—	1,395	25,757
Investments in loans receivable	—	—	(105,000)
Net consolidation of Farley Office and Retail Building	—	—	2,075
Net cash (used in) provided by investing activities	(87,800)	2,463,276	(877,722)

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,067,564)	$(2,718,987)	$(685,265)
Proceeds from borrowings	1,056,315	1,108,156	526,766
Distributions to Vornado	(827,319)	(503,785)	(479,348)
Moynihan Train Hall reimbursement from Empire State Development	395,051	438,935	74,609
Proceeds from issuance of preferred units	291,182	—	—
Contributions from noncontrolling interests in consolidated subsidiaries	100,094	17,871	61,062
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(91,514)	(80,194)	(76,149)
Distributions to preferred unitholders	(64,271)	(50,131)	(55,115)
Debt issuance costs	(10,901)	(15,588)	(12,908)
Proceeds received from exercise of Vornado stock options and other	5,862	6,903	7,309
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(137)	(8,692)	(12,969)
Purchase of marketable securities in connection with defeasance of mortgage payable	—	(407,126)	—
Prepayment penalty on redemption of senior unsecured notes due 2022	—	(22,058)	—
Redemption of preferred units	—	(893)	(470,000)
Debt prepayment and extinguishment costs	—	—	(818)
Net cash used in financing activities	(213,202)	(2,235,589)	(1,122,826)
Net increase (decrease) in cash and cash equivalents and restricted cash	123,238	890,226	(1,197,907)
Cash and cash equivalents and restricted cash at beginning of period	1,607,131	716,905	1,914,812
Cash and cash equivalents and restricted cash at end of period	$1,730,369	$1,607,131	$716,905

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,515,012	$570,916	$1,817,655
Restricted cash at beginning of period	92,119	145,989	97,157
Cash and cash equivalents and restricted cash at beginning of period	$1,607,131	$716,905	$1,914,812

Cash and cash equivalents at end of period	$1,624,482	$1,515,012	$570,916
Restricted cash at end of period	105,887	92,119	145,989
Cash and cash equivalents and restricted cash at end of period	$1,730,369	$1,607,131	$716,905

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $40,855, $67,980 and $67,402	$210,052	$283,613	$311,835
Cash payments for income taxes	$15,105	$59,834	$62,225

Non-Cash Investing and Financing Activities:
Decrease in assets and liabilities resulting from the deconsolidation of Moynihan Train Hall:
Real estate, net	$(1,291,804)	$—	$—
Moynihan Train Hall obligation	(1,291,804)	—	—
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	388,280	1,311,468	233,179
Redeemable Class A unit measurement adjustment	344,043	70,810	198,064
Write-off of fully depreciated assets	(189,250)	(122,813)	(86,064)
Accrued capital expenditures included in accounts payable and accrued expenses	117,641	109,975	88,115
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	—	2,327,750	—
Common equity	—	1,449,495	—
Lease liabilities arising from the recognition of right-of-use assets	—	526,866	—
Marketable securities transferred in connection with the defeasance of mortgage payable	—	(407,126)	—
Special dividend/distribution declared and payable on January 15, 2020	—	398,292	—
Defeasance of mortgage payable	—	390,000	—
Recognition of negative basis related to the sale of our investment in 330 Madison Avenue	—	60,052	—
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	54,962	—
Increase in assets and liabilities resulting from the consolidation of Farley Office and Retail Building:
Real estate, net	—	—	401,708
Mortgage payable, net	—	—	249,459
Increase in assets and liabilities resulting from the consolidation of Moynihan Train Hall:	—	—	—
Real estate, net	—	—	346,926
Moynihan Train Hall obligation	—	—	346,926
See notes to consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of, and owned approximately 92.8% of the common limited partnership interest in the Operating Partnership as of December 31, 2020. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We currently own all or portions of:
New York:
•20.6 million square feet of Manhattan office space in 33 properties;
•2.7 million square feet of Manhattan street retail space in 65 properties;
•1,989 units in 10 Manhattan residential properties;
•The 1,700 room Hotel Pennsylvania located on Seventh Avenue at 33rd Street in the heart of the Penn District (closed since April 1, 2020 as a result of the COVID-19 pandemic);
•A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns seven properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.3 million square foot Bloomberg, L.P. headquarters building;
•Signage throughout the Penn District and Times Square; and
•Building Maintenance Services LLC ("BMS"), a wholly owned subsidiary, which provides cleaning and security services for our buildings and third parties.
Other Real Estate and Investments:
•The 3.7 million square foot theMART in Chicago;
•A 70% controlling interest in 555 California Street, a three-building office complex in San Francisco’s financial district aggregating 1.8 million square feet;
•A 25.0% interest in Vornado Capital Partners, our real estate fund. We are the general partner and investment manager of the fun. The fund is in wind-down; and
•Other real estate and investments.
2.    COVID-19 Pandemic
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its reopening plan on June 22, 2020, however, there continue to be limitations on occupancy and other restrictions that affect their ability to resume full operations.
•While our buildings remain open, many of our office tenants are working remotely.
•We have closed the Hotel Pennsylvania. In connection with the closure, we accrued $9,246,000 of severance for furloughed Hotel Pennsylvania union employees and recognized a corresponding $3,145,000 income tax benefit for the year ended December 31, 2020.
•We cancelled trade shows at theMART from late March through the remainder of 2020 and expect to resume in 2021.
•Because certain of our development projects were deemed "non-essential," they were temporarily paused in March 2020 due to New York State executive orders and resumed once New York City entered phase one of its state mandated reopening plan on June 8, 2020.
•As of April 30, 2020, we placed 1,803 employees on furlough, which included 1,293 employees of BMS, 414 employees at the Hotel Pennsylvania and 96 corporate staff employees. As of February 10, 2021, 50% of furloughed employees have returned to work. The remaining employees still on furlough are from BMS and the Hotel Pennsylvania.
•Effective April 1, 2020, our executive officers waived portions of their annual base salary for the remainder of 2020.
•Effective April 1, 2020, each non-management member of our Board of Trustees agreed to forgo their $75,000 annual cash retainer for the remainder of 2020.
While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay rent under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants. We have made a policy election in accordance with the Financial Accounting Standards Board (“FASB”) Staff Q&A which provides relief in accounting for leases during the COVID-19 pandemic, allowing us to continue recognizing rental revenue on a straight-line basis for rent deferrals, with no impact to revenue recognition, and to recognize rent abatements as a reduction to rental revenue in the period granted. See Note 3 - Basis of Presentation and Significant Accounting Policies for additional information.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.    COVID-19 Pandemic - continued
Based on our assessment of the probability of rent collection of our lease receivables, we have written off $51,571,000 of receivables arising from the straight-lining of rents for the year ended December 31, 2020, including the JCPenney retail lease at Manhattan Mall and the New York & Company, Inc. office lease at 330 West 34th Street. Both tenants have filed for Chapter 11 bankruptcy and rejected their leases during 2020. In addition, we have written off $22,546,000 of tenant receivables deemed uncollectible for the year ended December 31, 2020. These write-offs resulted in a reduction of lease revenues and our share of income from partially owned entities. Prospectively, revenue recognition for lease receivables deemed uncollectible will be based on actual amounts received. See Note 4 - Revenue Recognition and Note 7 - Investments in Partially Owned Entities for additional information.
3.     Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All inter-company amounts have been eliminated. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
Recently Issued Accounting Literature
In June 2016, the FASB issued an update ("ASU 2016-13") Measurement of Credit Losses on Financial Instruments establishing Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses ("ASC 326"), as amended by subsequent ASUs on the topic. ASU 2016-13 changes how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. In May 2019, the FASB issued ASU 2019-05 Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that were previously recorded at amortized cost and are within the scope of ASC Subtopic 326-20 if the instruments are eligible for the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"). We elected to apply the fair value option on an instrument-by-instrument basis to our loans receivable. We adopted this standard effective January 1, 2020 and recorded a $16,064,000 cumulative-effect adjustment to beginning accumulated deficit to recognize credit losses on loans receivable recorded on our consolidated balance sheets. For the year ended December 31, 2020, we recorded $13,369,000 of credit losses on our loans receivable which are included in "interest and other investment (loss) income, net" on our consolidated statements of income.
In March 2020, the FASB issued an update ("ASU 2020-04") establishing ASC Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In April 2020, the FASB issued a Staff Q&A on accounting for leases during the COVID-19 pandemic, focused on the application of lease guidance in ASC Topic 842, Leases ("ASC 842"). The Staff Q&A states that it would be acceptable to make a policy election regarding rent concessions resulting from COVID-19, which would not require entities to account for these rent concessions as lease modifications when total cash flows resulting from the modified contract are “substantially the same or less” than the cash flows in the original contract. During the year ended December 31, 2020, in limited circumstances, we granted rent deferrals and rent abatements for certain of our tenants. We have made a policy election in accordance with the Staff Q&A for our portfolio allowing us to not account for the concessions as lease modifications. Accordingly, rent abatements are recognized as reductions to “rental revenues” during the period in which they were granted. Rent deferrals result in an increase to "tenant and other receivables" during the deferral period with no impact on rental revenue recognition. For any concessions that do not meet the guidance contained in the Q&A, the modification guidance in accordance with ASC 842 will be applied. See Note 2 - COVID-19 Pandemic for further details.

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
Significant Accounting Policies
Real Estate: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment, including interest and debt expense, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of the redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over the estimated useful lives which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.
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
Our properties, including any related right-of-use ("ROU") assets and intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Estimates of future cash flows are subjective and are based, in part, on assumptions regarding future occupancy, rental rates, capital requirements, capitalization rates and discount rates that could differ materially from actual results.

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
Investments in unconsolidated partially owned entities are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded when there is a decline in the fair value below the carrying value and we conclude such decline is other-than-temporary. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods, ability to hold, and available information at the time the analyses are prepared.
220 Central Park South Condominium Units Ready For Sale: We are completing construction of a residential condominium tower at 220 Central Park South ("220 CPS"). Condominium units are reclassed from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale" upon receipt of the unit's temporary certificate of occupancy. These units are substantially complete and ready for sale. Each unit is carried at the lower of its carrying amount or fair value less costs to sell. We have used the relative sales value method to allocate costs to individual condominium units. GAAP income is recognized when legal title transfers upon closing of the condominium unit sales and is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. As of December 31, 2020 and 2019, none of the 220 CPS condominium units ready for sale had a carrying value that exceeded fair value.
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
Deferred Charges: Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. Direct and incremental costs related to successful leasing activities are capitalized and amortized on a straight-line basis over the lives of the related leases. All other deferred charges are amortized on a straight-line basis, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Revenue Recognition:
•Rental revenues include revenues from the leasing of space at our properties to tenants, lease termination income, revenues from the Hotel Pennsylvania, trade shows and tenant services.
◦Revenues from the leasing of space at our properties to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.
◦Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee.
◦Revenue derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred.
◦As discussed on page 84, in 2020, we have made a policy election in accordance with the Staff Q&A for our portfolio allowing us to not account for the concessions as lease modifications. Accordingly, rent abatements are recognized as reductions to “rental revenues” during the period in which they were granted. Rent deferrals result in an increase to "tenant and other receivables" during the deferral period with no impact on rental revenue recognition. For any concessions that do not meet the guidance contained in the Q&A, the modification guidance in accordance with ASC 842 will be applied.
◦Lease termination income is recognized immediately if a tenant vacates or is recognized on a straight-line basis over the shortened remaining lease term in accordance with ASC 842.
◦Hotel revenue arising from the operation of Hotel Pennsylvania consists of room revenue, food and beverage revenue, and banquet revenue. Room revenue is recognized when the rooms are made available for the guest, in accordance with ASC 842.
◦Trade shows revenue arising from the operation of trade shows is primarily booth rentals. This revenue is recognized upon the occurrence of the trade shows when the trade show booths are made available for use by the exhibitors, in accordance with ASC 842.
◦Tenant services revenue arises from sub-metered electric, elevator, trash removal and other services provided to tenants at their request. This revenue is recognized as the services are transferred in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").
•Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities and includes BMS cleaning, engineering and security services. This revenue is recognized as the services are transferred in accordance with ASC 606.
We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants. We recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability and considers payment history, current credit status and publicly available information about the financial condition of the tenant, including the impact of COVID-19 on tenants' businesses, among other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written off when management deems that the collectability of substantially all future lease payments from a specific lease is not probable of collection, at which point, the Company will limit future rental revenues to cash received.
Prior to the adoption of ASC 842, we maintained an allowance for doubtful accounts for estimated losses on receivables under our lease agreements, including receivables arising from the straight-lining of rent. During the year ended December 31, 2018, we had $1,910,000 of additions charged against operations and $2,592,000 of uncollectible accounts written-off, with an ending allowance for doubtful accounts balance of $5,798,000 as of December 31, 2018.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Income Taxes: Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its REIT taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2020, were characterized, for federal income tax purposes, as ordinary income. Dividends distributed for the year ended December 31, 2019, were characterized, for federal income tax purposes, as 62.1% ordinary income and 37.9% long-term capital gain. Dividends distributed for the year ended December 31, 2018, were characterized, for federal income tax purposes, as 91.7% ordinary income and 8.3% long-term capital gain.
 We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Our 220 CPS condominium project and the operations of Hotel Pennsylvania are held through a taxable REIT subsidiary.
At December 31, 2020 and 2019, our taxable REIT subsidiaries had deferred tax assets, net of valuation allowances, of $15,017,000 and $57,226,000, respectively, and are included in “other assets” on our consolidated balance sheets. At December 31, 2020 and 2019, our taxable REIT subsidiaries had deferred tax liabilities of $29,348,000 and $29,444,000, respectively, which are included in "other liabilities" on our consolidated balance sheets. The deferred tax assets and liabilities relate to net operating loss carry forwards and temporary differences between the book and tax basis of asset and liabilities.
For the years ended December 31, 2020, 2019 and 2018, we recognized $36,630,000, $103,439,000 and $37,633,000 of income tax expense, respectively, based on effective tax rates of approximately (8.6)%, 3.0% and 8.2%, respectively. Income tax expense recorded in each of the years primarily relates to our consolidated taxable REIT subsidiaries, and certain state, local, and franchise taxes. The years ended December 31, 2020 and 2019, included $49,221,000 and $101,828,000, respectively, of income tax expense recognized on the sale of 220 CPS condominium units. The Company has no uncertain tax positions recognized as of December 31, 2020 and 2019.
The Operating Partnership’s partners are required to report their respective share of taxable income on their individual tax returns.
The following table reconciles net (loss) income attributable to Vornado common shareholders to estimated taxable income for the years ended December 31, 2020, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to Vornado common shareholders	$(348,744)	$3,097,806	$384,832
Book to tax differences (unaudited):
Impairment losses	602,430	95,371	11,260
Depreciation and amortization	228,520	200,913	234,325
Sale of real estate and other capital transactions	(151,960)	(2,575,435)	31,527
Straight-line rent adjustments	70,923	9,057	(7,133)
Earnings of partially owned entities	11,074	150,550	15,711
Vornado stock options	(381)	(16,597)	(22,992)
Tangible property regulations	—	(57,078)	(86,040)
Other, net	7,950	12,575	18,956
Estimated taxable income (unaudited)	$419,812	$917,162	$580,446

 The net basis of Vornado’s assets and liabilities for tax reporting purposes is approximately $3.1 billion lower than the amounts reported in Vornado’s consolidated balance sheet at December 31, 2020.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.     Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the years ended December 31, 2020, 2019 and 2018 is set forth in Note 24 - Segment Information.

(Amounts in thousands)	For the Year Ended December 31, 2020
	Total	New York	Other
Property rentals(1)	$1,323,347	$1,051,009	$272,338
Hotel Pennsylvania(2)	8,741	8,741	—
Trade shows(3)	11,303	—	11,303
Lease revenues(4)	1,343,391	1,059,750	283,641
Tenant services	34,244	23,750	10,494
Rental revenues	1,377,635	1,083,500	294,135
BMS cleaning fees	105,536	112,112	(6,576)	(5)
Management and leasing fees	19,416	19,508	(92)
Other income	25,364	6,628	18,736
Fee and other income	150,316	138,248	12,068
Total revenues	$1,527,951	$1,221,748	$306,203
____________________
See notes below.

(Amounts in thousands)	For the Year Ended December 31, 2019
	Total	New York	Other
Property rentals(1)	$1,589,539	$1,300,385	$289,154
Hotel Pennsylvania	89,594	89,594	—
Trade shows	40,577	—	40,577
Lease revenues(4)	1,719,710	1,389,979	329,731
Tenant services	47,512	35,011	12,501
Rental revenues	1,767,222	1,424,990	342,232
BMS cleaning fees	124,674	133,358	(8,684)	(5)
Management and leasing fees	13,542	13,694	(152)
Other income	19,262	5,818	13,444
Fee and other income	157,478	152,870	4,608
Total revenues	$1,924,700	$1,577,860	$346,840
____________________
(1)Reduced by $63,204 and $17,237 for the years ended December 31, 2020 and 2019, respectively, for the write-off of lease receivables deemed uncollectible (primarily write-offs of receivables arising from the straight-lining of rents).
(2)Closed since April 1, 2020 as a result of the pandemic.
(3)Cancelled trade shows at theMART from late March 2020 through the remainder of the year as a result of the pandemic.
(4)The components of lease revenues were as follows:

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Fixed billings	$1,292,174	$1,531,917
Variable billings	126,907	199,291
Total contractual operating lease billings	1,419,081	1,731,208
Adjustment for straight-line rents and amortization of acquired below-market leases, net	(12,486)	5,739
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(63,204)	(17,237)
Lease revenues	$1,343,391	$1,719,710
(5)Represents the elimination of theMART and 555 California Street BMS cleanings fees which are included as income in the New York segment.

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
____________________
(1)Represents the elimination of theMART and 555 California Street BMS cleanings fees which are included as income in the New York segment.

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
    We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.7% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (3.85% as of December 31, 2020) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020.
    As of December 31, 2020, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $3,739,000, $339,022,000 below cost, and had remaining unfunded commitments of $29,194,000, of which our share was $9,266,000. As of December 31, 2019, those four real estate fund investments had an aggregate fair value of $222,649,000.

    Below is a summary of loss from the Fund and the Crowne Plaza Joint Venture for the years ended December 31, 2020, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Net unrealized loss on held investments	$(226,107)	$(106,109)	$(83,794)
Net investment (loss) income	(220)	2,027	6,105
Net realized loss on exited investments	—	—	(912)
New York City real property transfer tax (the "Transfer Tax")(1)	—	—	(10,630)
Loss from real estate fund investments	(226,327)	(104,082)	(89,231)
Less loss attributable to noncontrolling interests in consolidated subsidiaries	163,213	55,274	61,230
Loss from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$(63,114)	$(48,808)	$(28,001)
____________________
(1)Due to the additional Transfer Tax related to the March 2011 acquisition of One Park Avenue which was recognized as a result of the New York City Tax Appeals Tribunal (the "Tax Tribunal") decision in 2018. We appealed the Tax Tribunal's decision to the New York State Supreme Court, Appellate Division, First Department ("Appellate Division"). The Appellate Division entered a unanimous decision and order that confirmed the decision of the Tax Tribunal and dismissed our appeal. We filed a motion to reargue the Appellate Division's decision or for leave to appeal to the New York State Court of Appeals. That motion was denied in December 2019 and can no longer be appealed.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.     Marketable Securities
Marketable securities are presented on our consolidated balance sheets at fair value and are accounted for in accordance with ASC Topic 321 - Investments in Equity Securities, which requires changes in the fair value of our marketable securities to be recorded in current period earnings. Changes in the fair value are recorded to "interest and other investment (loss) income, net" on our consolidated statements of income (see Note 17 - Interest and Other Investment (Loss) Income, Net).
Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)
On January 23, 2020, we sold all of our 6,250,000 common shares of PREIT, realizing net proceeds of $28,375,000. We recorded a $4,938,000 loss (mark-to-market decrease) for the year ended December 31, 2020.
The table below summarizes the changes of our marketable securities portfolio for the years ended December 31, 2020 and 2019.

(Amounts in thousands)	Total
Balance as of December 31, 2018	$152,198
Sale of marketable securities (primarily Lexington Realty Trust)	(168,314)
Transfer of PREIT investment balance(1)	54,962
Decrease in fair value of marketable securities	(5,533)
Balance as of December 31, 2019	33,313
Sale of marketable securities on January 23, 2020	(28,375)
Decrease in fair value of marketable securities	(4,938)
Balance as of December 31, 2020	$—
____________________
(1)In March 2019, we converted all of our 6,250,000 PREIT operating partnership units into common shares and began accounting for our investment as a marketable security. Prior to conversion, we accounted for our investment under the equity method.
7.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of December 31, 2020, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
We also own $1.828 billion of preferred equity interests in certain of the properties. All of the preferred equity has an annual coupon of 4.25% for the first five years, increasing to 4.75% for the next five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
Fifth Avenue and Times Square JV was formed in April 2019, when we contributed our interests in the Properties to the joint venture and transferred a 48.5% common interest in the joint venture to the Investors (the “Transaction”). The Transaction valued the Properties at $5.556 billion, resulting in a $2.571 billion net gain, before noncontrolling interests of $11,945,000, including a gain related to the step up in our basis of the retained portion of the assets to fair value. Subsequent to the Transaction, Manhattan street retail suffered negative market conditions and was further stressed by the COVID-19 pandemic. This has resulted in a decrease in cash flows and a decline in the value of our investment which we determined was "other-than-temporary." Accordingly, we recognized impairment losses of $413,349,000, before noncontrolling interests of $4,289,000, for the year ended December 31, 2020 which are included in “(loss) income from partially owned entities” on our consolidated statements of income. Our conclusions were based on, among other factors, the significant challenges facing the retail sector and our inability to forecast a recovery over our anticipated holding period. In determining the fair value of our investment, we considered, among other inputs, a discounted cash flow analysis based upon market conditions and expectations of growth.
As of December 31, 2020, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $403,029,000, the basis difference primarily resulting from the non-cash impairment losses discussed above. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.

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
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Acquisitions Inc. ("Crown"), and exclusively provide leasing services for the office space. We recognized property management fee income, included in "fee and other income" on our consolidated statements of income, of $3,982,000 and $3,085,000 for the years ended December 31, 2020 and 2019, respectively.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. We recognized income for these services, included in "fee and other income" on our consolidated statements of income, of $3,595,000 and $3,087,000 for the years ended December 31, 2020 and 2019, respectively.
We believe, based on comparable fees charged by other real estate companies, that the fees described above are at fair market value.
Alexander’s, Inc
As of December 31, 2020, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of December 31, 2020 and 2019, Alexander’s owed us an aggregate of $1,516,000 and $1,426,000, respectively, pursuant to such agreements.
As of December 31, 2020, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s December 31, 2020 closing share price of $277.35, was $458,756,000, or $375,854,000 in excess of the carrying amount on our consolidated balance sheet. As of December 31, 2020, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $38,470,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
On September 14, 2020, Alexander's amended and extended the $350,000,000 mortgage loan on the retail condominium of 731 Lexington Avenue. Under the terms of the amendment, Alexander's paid down the loan by $50,000,000 to $300,000,000, extended the maturity date to August 2025 and guaranteed the interest payments and certain leasing costs. The principal of the loan is non-recourse to Alexander's. The interest-only loan is at LIBOR plus 1.40% (1.55% as of December 31, 2020) which has been swapped to a fixed rate of 1.72%.
On October 23, 2020, Alexander's completed a $94,000,000 financing of The Alexander, a 312-unit residential building that is part of Alexander's residential and retail complex located in Rego Park, Queens, New York. The interest-only loan has a fixed rate of 2.63% and matures in November 2027.
Management, Development, Leasing and Other Agreements
We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $334,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. In addition, we are entitled to a development fee of 6% of development costs, as defined.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.     Investments in Partially Owned Entities - continued
Alexander’s, Inc - continued
Management, Development, Leasing and Other Agreements - continued
BMS, our wholly-owned subsidiary, supervises (i) cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property and (ii) security services at Alexander’s Rego Park I, Rego Park II properties and The Alexander apartment tower. During the years ended December 31, 2020, 2019 and 2018, we recognized $3,613,000, $3,613,000 and $2,705,000 of income, respectively, for these services.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2020	Balance as of December 31,
		2020	2019
Investments:
Fifth Avenue and Times Square JV (see page 91 for details)	51.5%	$2,798,413	$3,291,231
Partially owned office buildings/land(1)	Various	473,285	464,109
Alexander’s (see page 92 for details)	32.4%	82,902	98,543
Other investments(2)	Various	136,507	145,282
		$3,491,107	$3,999,165
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(55,340)	$(54,004)
85 Tenth Avenue	49.9%	(13,080)	(6,186)
		$(68,420)	$(60,190)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

Below is a schedule of (loss) income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2020	For the Year Ended December 31,
		2020		2019	2018
Our share of net (loss) income:
Fifth Avenue and Times Square JV (see page 91 for details)(1):
Non-cash impairment loss		$(413,349)		$—	$—
Return on preferred equity, net of our share of the expense		37,357		27,586	—
Equity in net income	51.5%	21,063	(2)	31,130	—
		(354,929)		58,716	—

Alexander's (see page 92 for details):
Equity in net income	32.4%	13,326	(3)	19,204	10,485	(4)
Management, leasing and development fees		5,309		4,575	4,560
		18,635		23,779	15,045

Partially owned office buildings(5)	Various	12,742		(3,443)	(3,085)

Other investments(6)	Various	(5,560)		(187)	(2,811)

		$(329,112)		$78,865	$9,149
____________________
(1)Entered into on April 18, 2019.
(2)Includes a $13,971 reduction in income related to a Forever 21 lease modification at 1540 Broadway and $3,125 of write-offs of lease receivables deemed uncollectible during 2020.
(3)Includes our $4,846 share of write-offs of lease receivables deemed uncollectible.
(4)Includes our $7,708 share of Alexander's additional Transfer Tax related to the November 2012 sale of Kings Plaza Regional Shopping Center. Alexander's recorded this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue in 2018 (see Note 5 - Real Estate Fund Investments). On January 12, 2021, Alexander's decided not to further contest the additional Transfer Tax paid in connection with the sale of Kings Plaza.
(5)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 330 Madison Avenue (sold on July 11, 2019), 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others. 2018 includes our $4,978 share of additional Transfer Tax related to the March 2011 acquisition of One Park Avenue (see Note 5 - Real Estate Fund Investments).
(6)Includes interests in Independence Plaza, Rosslyn Plaza, Urban Edge Properties (sold on March 4, 2019), PREIT (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020), 666 Fifth Avenue Office Condominium (sold on August 3, 2018) and others. 2018 includes a net loss of $4,873 from our 666 Fifth Avenue Office Condominium joint venture as a result of our share of depreciation expense.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.     Investments in Partially Owned Entities – continued
Below is a summary of the debt of our partially owned entities as of December 31, 2020 and 2019.

(Amounts in thousands)	Percentage Ownership at December 31, 2020	Maturity	Interest Rate at December 31, 2020	100% Partially Owned Entities’ Debt at December 31,(1)
				2020	2019
Mortgages Payable:
Partially owned office buildings(2)	Various	2021-2029	2.89%	$3,622,572	$3,604,104
Alexander's	32.4%	2021-2027	1.65%	1,164,544	974,836
Fifth Avenue and Times Square JV	51.5%	2022-2024	2.63%	950,000	950,000
Other(3)	Various	2021-2025	4.32%	1,288,265	1,290,227
________________________________________
(1)All amounts are non-recourse to us except (i) the $500,000 mortgage loan on 640 Fifth Avenue, included in the Fifth Avenue and Times Square JV, and (ii) the $300,000 mortgage loan on 7 West 34th Street.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,873,174,000 and $2,802,859,000 as of December 31, 2020 and 2019, respectively
Summary of Condensed Combined Financial Information
    The following is a summary of condensed combined financial information for all of our partially owned entities as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.

(Amounts in thousands)	As of December 31,
	2020	2019
Balance Sheet:
Assets	$13,344,000	$13,384,000
Liabilities	7,747,000	7,548,000
Noncontrolling interests	2,075,000	2,054,000
Equity	3,522,000	3,782,000

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Income Statement:
Total revenue	$1,163,000	$1,504,000	$1,798,000
Net income	45,000	39,000	52,000
Net (loss) income attributable to the entity	(33,000)	(32,000)	21,000
8.     220 Central Park South
We are completing construction of a residential condominium tower containing 397,000 salable square feet at 220 CPS. The development cost of this project (exclusive of land cost) is estimated to be approximately $1.480 billion, of which $1.455 billion has been expended as of December 31, 2020.
During the year ended December 31, 2020, we closed on the sale of 35 condominium units at 220 CPS for net proceeds of $1,049,360,000 resulting in a financial statement net gain of $381,320,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $49,221,000 of income tax expense was recognized on our consolidated statements of income. From inception to December 31, 2020, we have closed on the sale of 100 units for net proceeds of $2,869,492,000 resulting in financial statement net gains of $1,066,937,000.
As of December 31, 2020, 91% of the condominium units have been sold and closed.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.     Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of December 31,
	2020	2019
Identified intangible assets:
Gross amount	$116,969	$129,552
Accumulated amortization	(93,113)	(98,587)
Total, net	$23,856	$30,965
Identified intangible liabilities (included in deferred revenue):
Gross amount	$273,902	$316,119
Accumulated amortization	(238,541)	(262,580)
Total, net	$35,361	$53,539
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $16,878,000, $19,830,000 and $38,573,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$10,697
2022	9,169
2023	6,631
2024	2,883
2025	1,453

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $6,507,000, $8,666,000 and $18,018,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2021 is as follows:

(Amounts in thousands)
2021	$4,334
2022	3,734
2023	3,648
2024	3,034
2025	2,150
10.     Debt
On February 28, 2020, we increased our unsecured term loan balance to $800,000,000 (from $750,000,000) by exercising an accordion feature. Pursuant to an existing swap agreement, $750,000,000 of the loan bears interest at a fixed rate of 3.87% through October 2023, and the balance of $50,000,000 floats at a rate of LIBOR plus 1.00% (1.15% as of December 31, 2020). The entire $800,000,000 will float thereafter for the duration of the loan through February 2024.
On August 12, 2020, we amended the $700,000,000 mortgage loan on 770 Broadway, a 1.2 million square foot Manhattan office building, to extend the term one year through March 2022.
On October 15, 2020, we completed a $500,000,000 refinancing of PENN11, a 1.2 million square foot Manhattan office building. The interest-only loan carries a rate of LIBOR plus 2.75% (2.90% as of December 31, 2020) and matures in October 2023, with two one-year extension options. The loan replaces the previous $450,000,000 loan that bore interest at a fixed rate of 3.95% and was scheduled to mature in December 2020.
On November 2, 2020, we repaid the $52,476,000 mortgage loan on our land under a portion of the Borgata Hotel and Casino complex. The 10-year fixed rate amortizing loan bore interest at 5.14% and was scheduled to mature in February 2021.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.     Debt - continued
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at December 31, 2020	Balance as of December 31,
		2020	2019
Mortgages Payable:
Fixed rate	3.68%	$3,012,643	$4,601,516
Variable rate	2.02%	2,595,815	1,068,500
Total	2.91%	5,608,458	5,670,016
Deferred financing costs, net and other		(27,909)	(30,119)
Total, net		$5,580,549	$5,639,897
Unsecured Debt:
Senior unsecured notes	3.50%	$450,000	$450,000
Deferred financing costs, net and other		(3,315)	(4,128)
Senior unsecured notes, net		446,685	445,872

Unsecured term loan	3.70%	800,000	750,000
Deferred financing costs, net and other		(3,238)	(4,160)
Unsecured term loan, net		796,762	745,840

Unsecured revolving credit facilities	1.05%	575,000	575,000

Total, net		$1,818,447	$1,766,712
The net carrying amount of properties collateralizing the above indebtedness amounted to $5.5 billion as of December 31, 2020.
As of December 31, 2020, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)	Mortgages Payable	Senior Unsecured Notes, Unsecured Term Loan and Unsecured Revolving Credit Facilities
Year Ended December 31,
2021	$2,609,243	$—
2022	971,600	—
2023	523,400	575,000
2024	773,215	800,000
2025	331,000	450,000
Thereafter	400,000	—

11.     Redeemable Noncontrolling Interests
Redeemable Noncontrolling Partnership Units
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Partnership Units - continued
Below are the details of redeemable noncontrolling partnership units as of December 31, 2020 and 2019.

(Amounts in thousands, except units and per unit amounts)	Balance as of December 31,				Units Outstanding as of December 31,		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate
Unit Series	2020		2019		2020	2019
Common:
Class A units held by third parties	$507,212	(1)	$884,380	(1)	13,583,607	13,298,956	n/a	$2.38

Perpetual Preferred/Redeemable Preferred(2):
5.00% D-16 Cumulative Redeemable	$1,000		$1,000		1	1	$1,000,000.00	$50,000.00
3.25% D-17 Cumulative Redeemable	$3,535		$3,535		141,400	141,400	$25.00	$0.8125
________________________________________
(1)Aggregate redemption value was based on Vornado's quarter-end closing common share price.
(2)Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; Vornado, at its option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at Vornado's option at any time.
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Beginning balance	$888,915	$783,562
Net (loss) income	(24,946)	210,872
Other comprehensive loss	(2,914)	(3,235)
Distributions	(32,595)	(34,607)
Special distribution declared on December 18, 2019 (see Note 12 - Shareholder's Equity/Partners' Capital)	—	(25,912)
Redemption of Class A units for Vornado common shares, at redemption value	(9,266)	(11,250)
Redeemable Class A unit measurement adjustment	(344,043)	(70,810)
Other, net	36,596	40,295
Ending balance	$511,747	$888,915
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,002,000 and $50,561,000 as of December 31, 2020 and 2019, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
The consolidated joint venture in which we own a 95% interest is developing Farley Office and Retail (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheet as of December 31, 2020. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the year ended December 31, 2020.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Interest in a Consolidated Subsidiary - continued
Below is a table summarizing the activity of redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Year Ended December 31, 2020
Beginning balance	$—
Net income	544
Contributions	92,400
Other, net	1,576
Ending balance	$94,520
12.     Shareholders' Equity/Partners' Capital
Common Shares (Vornado Realty Trust)
As of December 31, 2020, there were 191,354,679 common shares outstanding. During 2020, we paid an aggregate of $454,857,000 of quarterly common dividends comprised of common dividends of $0.66 per share in the first and second quarter, and $0.53 per share in the third and fourth quarter.
On December 18, 2019, Vornado's Board of Trustees declared a special dividend of $1.95 per share, or $372,380,000 in the aggregate, which was paid on January 15, 2020 to common shareholders of record on December 30, 2019 (the "Record Date".)
Class A Units (Vornado Realty L.P.)
As of December 31, 2020, there were 191,354,679 Class A units outstanding that were held by Vornado. These units are classified as “partners’ capital” on the consolidated balance sheets of the Operating Partnership. As of December 31, 2020, there were 13,583,607 Class A units outstanding, that were held by third parties. These units are classified outside of “partners’ capital” as “redeemable partnership units” on the consolidated balance sheets of the Operating Partnership (See Note 11 – Redeemable Noncontrolling Interests). During 2020, the Operating Partnership paid an aggregate of $454,857,000 of quarterly distributions to Vornado comprised of common distributions of $0.66 per unit in the first and second quarter, and $0.53 per unit in the third and fourth quarter.
On January 15, 2020, distributions of $1.95 per unit, or $398,292,000 in the aggregate, were paid to Class A unitholders of the Operating Partnership as of the Record Date, of which $372,380,000 was distributed to Vornado, in connection with the special dividend declared on December 18, 2019 by Vornado's Board of Trustees.
Preferred Shares/Units
On November 24, 2020, Vornado sold 12,000,000 5.25% Series N cumulative redeemable preferred shares at a price of $25.00 per share, pursuant to an effective registration statement. Vornado received aggregate net proceeds of $291,182,000, after underwriters' discount and issuance costs and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 5.25% Series N preferred units (with economic terms that mirror those of the Series N preferred shares). Dividends on the Series N preferred shares/units are cumulative and payable quarterly in arrears. The Series N preferred shares/units are not convertible into, or exchangeable for, any of our properties or securities. On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may redeem the Series N preferred shares/units at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the date of redemption. The Series N preferred shares/units have no maturity date and will remain outstanding indefinitely unless redeemed by Vornado.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.     Shareholders' Equity/Partners' Capital - continued
Preferred Shares/Units - continued
The following table sets forth the details of our preferred shares of beneficial interest and the preferred units of the Operating Partnership as of December 31, 2020 and 2019.

(Amounts in thousands, except share/unit and per share/per unit amounts)
					Per Share/Unit
	Balance as of December 31,		Shares/Units Outstanding as of December 31,		Liquidation Preference	Annual Dividend/ Distribution(1)
Preferred Shares/Units	2020	2019	2020	2019
Convertible Preferred:
6.5% Series A: authorized 13,402 and 15,640 shares/units(2)	$934	$991	13,402	15,640	$50.00	$3.25
Cumulative Redeemable Preferred:
5.70% Series K: authorized 12,000,000 shares/units(3)	290,971	290,971	12,000,000	12,000,000	25.00	1.425
5.40% Series L: authorized 13,800,000 shares/units(3)	290,306	290,306	12,000,000	12,000,000	25.00	1.35
5.25% Series M: authorized 13,800,000 shares/units(3)	308,946	308,946	12,780,000	12,780,000	25.00	1.3125
5.25% Series N: authorized 12,000,000 shares/units(3)	291,182	—	12,000,000	—	25.00	1.3125	(4)
	$1,182,339	$891,214	48,793,402	36,795,640
________________________________________
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
(4)Annual dividend/distribution rate commencing in November 2020.
During 2020, we paid an aggregate of $51,739,000 of preferred dividends.
Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss by component for the year ended December 31, 2020.

(Amounts in thousands)	Total	Accumulated other comprehensive income (loss) of nonconsolidated subsidiaries	Interest rate swaps	Other
Balance as of December 31, 2019	$(40,233)	$4	$(36,126)	$(4,111)
Other comprehensive (loss) income	(34,866)	(14,342)	(29,972)	9,448
Balance as of December 31, 2020	$(75,099)	$(14,338)	$(66,098)	$5,337

13.     Variable Interest Entities
Unconsolidated VIEs
As of December 31, 2020 and 2019, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities). As of December 31, 2020 and 2019, the net carrying amount of our investments in these entities was $224,754,000 and $217,451,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of December 31, 2020, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,053,841,000 and $1,722,719,000 respectively. As of December 31, 2019, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,923,656,000 and $2,646,623,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) loans receivable (for which we have elected the fair value option under ASC 825-10),(v) interest rate swaps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($10,813 included in restricted cash and $94,751 in other assets)	105,564	65,636	—	39,928
Loans receivable ($43,008 included in investments in partially owned entities and $4,735 in other assets)	47,743	—	—	47,743
Interest rate caps (included in other assets)	17	—	17	—
Total assets	$157,063	$65,636	$17	$91,410

Mandatorily redeemable instruments (included in other liabilities)	$50,002	$50,002	$—	$—
Interest rate swaps (included in other liabilities)	66,033	—	66,033	—
Total liabilities	$116,035	$50,002	$66,033	$—

(Amounts in thousands)	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Marketable securities	$33,313	$33,313	$—	$—
Real estate fund investments	222,649	—	—	222,649
Deferred compensation plan assets ($11,819 included in restricted cash and $91,954 in other assets)	103,773	71,338	—	32,435
Interest rate swaps (included in other assets)	4,327	—	4,327	—
Total assets	$364,062	$104,651	$4,327	$255,084

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$—	$—
Interest rate swaps (included in other liabilities)	40,354	—	40,354	—
Total liabilities	$90,915	$50,561	$40,354	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments
As of December 31, 2020, we had four real estate fund investments with an aggregate fair value of $3,739,000, or $339,022,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of assets)
Unobservable Quantitative Input	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Discount rates	7.6% to 15.0%	8.6% to 12.0%	12.7%	9.9%
Terminal capitalization rates	5.5% to 10.3%	4.9% to 8.2%	7.9%	5.9%
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
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Beginning balance	$222,649	$318,758
Net unrealized loss on held investments	(226,107)	(106,109)
Purchases/additional fundings	7,197	10,000
Ending balance	$3,739	$222,649
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Beginning balance	$32,435	$37,808
Sales	(5,467)	(27,053)
Purchases	8,766	18,494
Realized and unrealized gains	808	1,947
Other, net	3,386	1,239
Ending balance	$39,928	$32,435
Loans Receivable
Loans receivable consist of loan investments in real estate related assets for which we have elected the fair value option under ASC 825-10 as of January 1, 2020. These investments are classified as Level 3.
Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments. Significant unobservable quantitative inputs in the table on the following page were utilized in determining the fair value of these loans receivable.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Loans Receivable - continued

	December 31, 2020
Unobservable Quantitative Input	Range	Weighted Average (based on fair value of investments)
Discount rates	6.5%	6.5%
Terminal capitalization rates	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31, 2020
Beginning balance	$59,251
Credit losses	(13,369)
Interest accrual	2,461
Paydowns	(600)
Ending balance	$47,743
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
The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt, as of December 31, 2020 and 2019, respectively.

(Amounts in thousands)	As of December 31, 2020
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Interest rate caps (included in other assets):
Various	$17	$175,000

Interest rate swaps (included in other liabilities):
Unsecured term loan	$57,723	$750,000	(1)	L+100	1.15%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	8,310	100,000		L+180	1.95%	4.14%	1/25
	$66,033	$850,000
________________________________________
(1)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

(Amounts in thousands)	As of December 31, 2019
			Variable Rate
Hedged Item	Fair Value	Notional Amount	Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Interest rate swaps (included in other assets):
770 Broadway loan	$4,045	$700,000	L+175	3.46%	2.56%	9/20
888 Seventh Avenue mortgage loan	218	375,000	L+170	3.44%	3.25%	12/20
	4,263	1,075,000
Interest rate caps (included in other assets):
Various	64	175,000
	$4,327	$1,250,000

Interest rate swaps (included in other liabilities):
Unsecured term loan	$36,809	$750,000	L+100	2.80%	3.87%	10/23
33-00 Northern Boulevard mortgage loan	3,545	100,000	L+180	3.52%	4.14%	1/25
	$40,354	$850,000

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
As of December 31, 2020, assets measured at fair value on a nonrecurring basis on our consolidated balance sheet consisted of real estate assets that have been written down to estimated fair value for impairment purposes. The impairment losses primarily relate to wholly owned street retail assets. There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of December 31, 2019.
Our estimate of the fair value of these assets was measured using widely accepted valuation techniques including (i) discounted cash flow analyses based upon market conditions and expectations of growth and utilized unobservable quantitative inputs, including a capitalization rate of 5.0% and discount rate of 7.0%, and (ii) comparable sales activity.

(Amounts in thousands)	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Real estate assets	$191,116	$—	$—	$191,116
As of September 30, 2020, assets measured at fair value on a nonrecurring basis on our consolidated balance sheet consisted of our investment in Fifth Avenue and Times Square JV that had been written down to estimated fair value for impairment purposes.
Our estimate of the fair value of our investment in Fifth Avenue and Times Square JV was measured using a discounted cash flow analysis based upon market conditions and expectations of growth and utilized unobservable quantitative inputs, including a capitalization rate of 4.50% and discount rate of 6.25%. See Note 7 - Investments in Partially Owned Entities for details of non-cash impairment losses recognized on our investment in Fifth Avenue and Times Square JV during the year ended December 31, 2020.

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

(Amounts in thousands)	As of December 31, 2020			As of December 31, 2019
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,476,427		$1,476,000	$1,276,815		$1,277,000
Debt:
Mortgages payable	$5,608,458		$5,612,000	$5,670,016		$5,714,000
Senior unsecured notes	450,000		476,000	450,000		468,000
Unsecured term loan	800,000		800,000	750,000		750,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$7,433,458	(1)	$7,463,000	$7,445,016	(1)	$7,507,000
____________________
(1)Excludes $34,462 and $38,407 of deferred financing costs, net and other as of December 31, 2020 and 2019 respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.     Stock-based Compensation
Vornado's 2019 Omnibus Share Plan (the “Plan") provides the Compensation Committee of Vornado's Board of Trustees (the "Committee") the ability to grant incentive and nonqualified Vornado stock options, restricted stock, restricted Operating Partnership units ("OP units"), out-performance plan awards ("OPPs"), appreciation-only long-term incentive plan units (“AO LTIP Units”) and performance conditioned appreciation-only long-term incentive plan units ("Performance Conditioned AO LTIP Units") to certain of our employees and officers. Awards may be granted up to a maximum 5,500,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 11,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities. Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price. As of December 31, 2020, Vornado has approximately 4,662,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Below is a summary of our stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
OP Units	$33,431	$39,969	$17,763
OPPs	9,579	1,944	10,689
AO LTIP Units	3,955	2,636	2,113
Vornado stock options	656	547	587
Vornado restricted stock	649	549	570
Performance Conditioned AO LTIP Units	407	8,263	—
	$48,677	$53,908	$31,722
Below is a summary of unrecognized compensation expense for the year ended December 31, 2020.

(Amounts in thousands)	As of December 31, 2020	Weighted-Average Remaining Contractual Term
OP Units	$25,661	1.6
OPPs	3,882	2.1
AO LTIP Units	2,286	1.5
Vornado stock options	987	1.7
Vornado restricted stock	974	1.7
Performance Conditioned AO LTIP Units	313	1.3
	$34,103	1.7
OPPs
OPPs are multi-year, performance-based equity compensation plans under which participants have the opportunity to earn a class of units (“OPP units”) of the Operating Partnership if, and only if, Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperforms the market with respect to a relative TSR during the three-year performance period (the “Performance Period”) as described on the following page. OPP units, if earned, become convertible into Class A units of the Operating Partnership (and ultimately into Vornado common shares) following vesting.
2020 OPP
On March 30, 2020, the Committee approved the 2020 OPP, a multi-year, $35,000,000 performance-based equity compensation plan of which $32,930,000 was granted to senior executives. The fair value of the 2020 OPP granted was $11,686,000, of which $7,583,000 was immediately expensed due to the acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service). The remaining $4,103,000 is being amortized into expense over a five-year period from the date of grant using a graded vesting attribution model.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.     Stock-based Compensation – continued
OPPs - continued
2020 OPP - continued
Awards under the 2020 OPP may potentially be earned if Vornado (i) achieves a TSR above a benchmark weighted index (the “Index”) comprised 80% of the SNL US Office REIT Index and 20% of the SNL US Retail Index over the Performance Period (the “2020 OPP Relative Component”), and/or (ii) achieves a TSR greater than 21% over the Performance Period (the “2020 OPP Absolute Component”).
The value of awards under the 2020 OPP Relative Component and 2020 OPP Absolute Component will be calculated separately and will each be subject to an aggregate $35,000,000 maximum award cap for all participants. The two components will be added together to determine the aggregate award size, which shall also be subject to the aggregate $35,000,000 maximum award cap for all participants. In the event awards are earned under the 2020 OPP Absolute Component, but Vornado underperforms the Index by more than 200 basis points per annum over the Performance Period (600 basis points over the three years), the amount earned under the 2020 OPP Absolute Component will be reduced based on the degree by which the Index exceeds Vornado’s TSR with the maximum payout being 50% under the 2020 OPP Absolute Component. In the event awards are earned under the 2020 OPP Relative Component, but Vornado fails to achieve a TSR of at least 2% per annum, awards earned under the 2020 OPP Relative Component will be reduced on a ratable sliding scale based on Vornado’s absolute TSR performance, with awards earned under the 2020 OPP Relative Component being reduced by a maximum of 50% in the event Vornado’s TSR during the applicable measurement period is 0% or negative. If the designated performance objectives are achieved, awards earned under the 2020 OPP will vest ratably in each of years three, four and five. In addition, all of Vornado’s Named Executive Officers (as defined in Vornado’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on April 3, 2020) are required to hold any earned and vested awards for one year following each such vesting date. Dividends on awards granted under the 2020 OPP accrue during the Performance Period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.
2018 OPP
Awards under the 2018 OPP may be earned if Vornado (i) achieves a TSR level greater than 21% over the Performance Period (the “2018 OPP Absolute Component”) and/or (ii) achieves a TSR above a benchmark weighted index comprised of 70% of the SNL US Office REIT Index and 30% of the SNL US Retail Index over the Performance Period (the “2018 OPP Relative Component”).
The value of awards under the 2018 OPP Relative Component and 2018 OPP Absolute Component will be calculated separately and will each be subject to an aggregate $35,000,000 maximum award cap for all participants. The two components will be added together to determine the aggregate award size, which shall also be subject to the aggregate $35,000,000 maximum award cap for all participants. In the event awards are earned under the 2018 OPP Absolute Component, but Vornado underperforms the index by more than 200 basis points per annum over the Performance Period (600 basis points over the three years), the amount earned under the 2018 OPP Absolute Component will be reduced (and potentially fully negated) based on the degree by which the index exceeds Vornado’s TSR. In the event these awards are earned under the 2018 OPP Relative Component, but Vornado fails to achieve a TSR of at least 3% per annum, awards earned under the 2018 OPP Relative Component will be reduced on a ratable sliding scale based on Vornado’s absolute TSR performance, with awards earned under the 2018 OPP Relative Component being reduced by a maximum of 50% in the event Vornado’s TSR during the applicable measurement period is 0% or negative. If the designated performance objectives are achieved, awards under the 2018 OPP will vest ratably in each of years three, four and five. In addition, all of Vornado’s Named Executive Officers (as defined in Vornado’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on April 5, 2019) are required to hold any earned and vested awards for one year following each such vesting date. Dividends on awards granted under the 2018 OPP accrue during the Performance Period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.
Below is the summary of the OPP units granted during the years December 31, 2020, 2018 and 2017.

Plan Year	Total Plan Notional Amount	Percentage of Notional Amount Granted	Grant Date Fair Value(1)	OPP Units Earned
2020	$35,000,000	94.0%	$11,700,000	To be determined in 2023
2018	35,000,000	78.2%	10,300,000	To be determined in 2021
2017	35,000,000	86.6%	10,800,000	Not earned
________________________________________
(1)During the years ended December 31, 2020 and 2018, $7,583,000 and $8,040,000, respectively, was immediately expensed on the respective grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).

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
Below is a summary of Vornado’s stock option activity for the year ended December 31, 2020.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,768,877	$57.39
Granted	70,581	52.35
Exercised	(68,782)	51.12
Forfeited	(4,474)	65.63
Expired	(1,000,565)	51.77
Outstanding as of December 31, 2020	765,637	$64.79	1.92	$20,794
Options exercisable as of December 31, 2020	658,807	$65.84	0.86	$1,288
The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2020, 2019 and 2018.

	As of December 31,
	2020	2019	2018
Expected volatility	35% - 36%	35%	35%
Expected life	5.0 years	5.0 years	5.0 years
Risk free interest rate	0.57% - 1.76%	2.50%	2.25%
Expected dividend yield	3.2% - 3.4%	2.9%	2.9%
The weighted average grant date fair value per share for options granted during the years ended December 31, 2020, 2019 and 2018 was $12.28, $16.64 and $18.42, respectively. Cash received from option exercises for the years ended December 31, 2020, 2019 and 2018 was $3,516,000, $5,495,000 and $5,927,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $859,000, $18,954,000 and $25,820,000, respectively.
Performance Conditioned AO LTIP Units
Performance Conditioned AO LTIP Units are AO LTIP Units that require the achievement of certain performance conditions by a specified date or they are forfeited. The performance-based condition is met if Vornado common shares trade at or above 110% of the grant price per share for any 20 consecutive days on or before the fourth anniversary following the date of grant. If the performance conditions are not met, the awards are forfeited. If the performance conditions are met, once vested, the awards may be converted into Class A Operating Partnership units in the same manner as AO LTIP Units until ten years from the date of grant.
Below is a summary of Performance Conditioned AO LTIP Units activity for the year ended December 31, 2020.

	Units	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	496,762	$62.62
Outstanding as of December 31, 2020	496,762	$62.62	8.04	$—
Options exercisable at December 31, 2020	235,089	$62.62	8.04	$—
Performance Conditioned AO LTIP Units granted during the year ended December 31, 2019 had a grant price of $64.48 and fair value of $8,983,000. The fair value of each Performance Conditioned AO LTIP Units granted is estimated on the date of grant using an option-pricing model with the following weighted average assumptions for grants in the year ended December 31, 2019.

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
Below is a summary of AO LTIP Units activity for the year ended December 31, 2020.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	383,983	$66.23
Granted	342,924	52.40
Forfeited	(7,454)	57.23
Expired	(1,872)	67.55
Outstanding as of December 31, 2020	717,581	$59.71	7.30	$100,619
Options exercisable as of December 31, 2020	216,646	$63.94	4.47	$14,187
AO LTIP Units granted during the years ended December 31, 2020, 2019 and 2018 had a fair value of $4,319,000, $3,429,000 and $3,484,000, respectively. The fair value of each AO LTIP Units granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2020, 2019 and 2018.

	As of December 31,
	2020	2019	2018
Expected volatility	35% - 36%	35%	35%
Expected life	5.0 years	5.0 years	5.0 years
Risk free interest rate	0.57% - 1.76%	2.50%	2.25%
Expected dividend yield	3.2% - 3.4%	2.9%	2.9%
OP Units
OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined. Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model. Distributions paid on unvested OP Units are charged to “net loss (income) attributable to noncontrolling interests in the Operating Partnership” on Vornado’s consolidated statements of income and to “preferred unit distributions” on the Operating Partnership’s consolidated statements of income and amounted to $5,316,000, $4,070,000 and $2,559,000 in the years ended December 31, 2020, 2019 and 2018, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.     Stock-based Compensation - continued
OP Units - continued
Below is a summary of restricted OP unit activity for the year ended December 31, 2020.

Unvested Units	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2019	1,148,313	$59.21
Granted	530,597	33.95
Vested	(516,805)	47.16
Forfeited	(9,687)	35.86
Unvested as of December 31, 2020	1,152,418	53.17
OP Units granted in 2020, 2019 and 2018 had a fair value of $18,013,000, $58,732,000 and $17,463,000, respectively. The fair value of OP Units that vested during the years ended December 31, 2020, 2019 and 2018 was $24,373,000, $27,821,000 and $18,037,000, respectively.
 Vornado Restricted Stock
Vornado restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over four years. Compensation expense related to Vornado’s restricted stock awards is recognized on a straight-line basis over the vesting period. Dividends paid on unvested Vornado restricted stock are charged directly to retained earnings and amounted to $98,000, $51,000 and $44,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Below is a summary of Vornado’s restricted stock activity for the year ended December 31, 2020.

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2019	18,927	$70.96
Granted	16,003	53.29
Vested	(8,526)	70.60
Forfeited	(1,089)	67.51
Unvested as of December 31, 2020	25,315	60.06
Vornado restricted stock awards granted in 2020, 2019 and 2018 had a fair value of $853,000, $568,000 and $623,000, respectively. The fair value of restricted stock that vested during the years ended December 31, 2020, 2019 and 2018 was $602,000, $477,000 and $492,000, respectively.
16.    Impairment Losses and Transaction Related Costs, Net
The following table sets forth the details of impairment losses and transaction related costs, net:

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Real estate impairment losses (1)	$(236,286)	$(8,065)	$(12,000)
608 Fifth Avenue lease liability extinguishment gain in 2020 and impairment loss and related write-offs in 2019 (see following page for details)	70,260	(93,860)	—
Transaction related costs	(8,001)	(4,613)	(6,217)
Transfer Tax(2)	—	—	(13,103)
	$(174,027)	$(106,538)	$(31,320)
________________________________________
(1)See Note 14 - Fair Value Measurements for additional information.
(2)Additional Transfer Tax recorded in the first quarter 2018 related to the acquisition of Independence Plaza. The joint venture, in which we have a 50.1% economic interest, that owns Independence Plaza recognized this expense based on the precedent established by the Tax Tribunal's decision regarding One Park Avenue (see Note 5 - Real Estate Fund Investments).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16.    Impairment Losses and Transaction Related Costs, Net - continued
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
On May 20, 2020, we entered into an agreement with the land and building lessor at 608 Fifth Avenue to surrender the property. Per the terms of the agreement, we were released from our obligations under the lease and assigned all of our right, title and interest in the tenant leases of 608 Fifth Avenue to the land and building lessor. In connection therewith, we removed the lease liability from our consolidated balance sheets which resulted in a $70,260,000 gain recorded on our consolidated statements of income for the year ended December 31, 2020.
17.    Interest and Other Investment (Loss) Income, Net
The following table sets forth the details of our interest and other investment (loss) income, net:

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
(Decrease) increase in fair value of marketable securities:
PREIT(1)	$(4,938)	$(21,649)	$—
Lexington(2)	—	16,068	(26,596)
Other	—	48	143
	(4,938)	(5,533)	(26,453)
Credit losses on loans receivable(3)	(13,369)	—	—
Interest on cash and cash equivalents and restricted cash	5,793	13,380	15,827
Interest on loans receivable	3,384	6,326	10,298	(4)
Dividends on marketable securities	—	3,938	13,339
Other, net	3,631	3,708	4,046
______________	$(5,499)	$21,819	$17,057
(1)Sold on January 23, 2020 (see page 91 for details).
(2)Sold on March 1, 2019.
(3)See Note 3 - Basis of Presentation and Significant Accounting Policies and Note 14 - Fair Value Measurements for additional information.
(4)Includes $6,707 of profit participation in connection with an investment in a mezzanine loan which was previously repaid to us.
18.    Interest and Debt Expense
    The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Interest expense(1)	$251,847	$335,016	$389,136
Capitalized interest and debt expense	(41,056)	(72,200)	(73,166)
Amortization of deferred financing costs	18,460	23,807	31,979
_______________	$229,251	$286,623	$347,949
(1)2019 includes $22,540 of debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured notes which were scheduled to mature in January 2022.

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

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2020	2019	2018
Numerator:
(Loss) income from continuing operations, net of loss (income) attributable to noncontrolling interests	$(297,005)	$3,147,965	$449,356
(Loss) income from discontinued operations	—	(28)	598
Net (loss) income attributable to Vornado	(297,005)	3,147,937	449,954
Preferred share dividends	(51,739)	(50,131)	(50,636)
Preferred share issuance costs	—	—	(14,486)
Net (loss) income attributable to common shareholders	(348,744)	3,097,806	384,832
Earnings allocated to unvested participating securities	(99)	(309)	(44)
Numerator for basic (loss) income per share	(348,843)	3,097,497	384,788
Impact of assumed conversions:
Convertible preferred share dividends	—	57	62
Earnings allocated to Out-Performance Plan units	—	9	174
Numerator for diluted (loss) income per share	$(348,843)	$3,097,563	$385,024

Denominator:
Denominator for basic (loss) income per share – weighted average shares	191,146	190,801	190,219
Effect of dilutive securities(1):
Employee stock options and restricted stock awards	—	216	933
Convertible preferred shares	—	34	37
Out-Performance Plan units	—	2	101
Denominator for diluted (loss) income per share – weighted average shares and assumed conversions	191,146	191,053	191,290

(LOSS) INCOME PER COMMON SHARE - BASIC:
Net (loss) income per common share	$(1.83)	$16.23	$2.02

(LOSS) INCOME PER COMMON SHARE - DILUTED:
Net (loss) income per common share	$(1.83)	$16.21	$2.01
________________________________________
(1)The effect of dilutive securities excluded an aggregate of 14,007, 13,020 and 12,232 weighted average common share equivalents in the years ended December 31, 2020, 2019 and 2018, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
19.    (Loss) Income Per Share/(Loss) Income Per Class A Unit – continued
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

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2020	2019	2018
Numerator:
(Loss) income from continuing operations, net of loss attributable to noncontrolling interests in consolidated subsidiaries	$(321,951)	$3,358,839	$474,988
(Loss) income from discontinued operations	—	(30)	638
Net (loss) income attributable to Vornado Realty L.P.	(321,951)	3,358,809	475,626
Preferred unit distributions	(51,904)	(50,296)	(50,830)
Preferred unit issuance costs	—	—	(14,486)
Net (loss) income attributable to Class A unitholders	(373,855)	3,308,513	410,310
Earnings allocated to unvested participating securities	(5,417)	(17,296)	(2,973)
Numerator for basic (loss) income per Class A unit	(379,272)	3,291,217	407,337
Impact of assumed conversions:
Convertible preferred unit distributions	—	57	62
Numerator for diluted (loss) income per Class A unit	$(379,272)	$3,291,274	$407,399

Denominator:
Denominator for basic (loss) income per Class A unit – weighted average units	203,503	202,947	202,068
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units, AO LTIP Units and OPPs	—	267	1,307
Convertible preferred units	—	34	37
Denominator for diluted (loss) income per Class A unit – weighted average units and assumed conversions	203,503	203,248	203,412

(LOSS) INCOME PER CLASS A UNIT - BASIC:
(Loss) income from continuing operations, net	$(1.86)	$16.22	$2.01
Income from discontinued operations, net	—	—	0.01
Net (loss) income per Class A unit	$(1.86)	$16.22	$2.02

(LOSS) INCOME PER CLASS A UNIT - DILUTED:
Net (loss) income per Class A unit	$(1.86)	$16.19	$2.00
________________________________________
(1)The effect of dilutive securities excluded an aggregate of 1,650, 825 and 110 weighted average Class A unit equivalents in the years ended December 31, 2020, 2019 and 2018 respectively, as their effect was anti-dilutive.

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
As of December 31, 2020, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2020
For the year ended December 31,
2021	$1,230,675
2022	1,227,742
2023	1,161,730
2024	995,588
2025	876,497
Thereafter	5,090,824
As lessee
We have a number of ground leases which are classified as operating leases. As of December 31, 2020, our ROU assets and lease liabilities were $367,365,000 and $401,008,000, respectively. As of December 31, 2019, our ROU assets and lease liabilities were $379,546,000 and $498,254,000, respectively.
The discount rate applied to measure each ROU asset and lease liability is based on our incremental borrowing rate ("IBR"). We consider the general economic environment and our credit rating and factor in various financing and asset specific adjustments to ensure the IBR is appropriate to the intended use of the underlying lease. Certain of our ground leases offer renewal options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised are included in the measurement of the lease liability and corresponding ROU asset.
Certain of our ground leases are subject to fair market rent resets based on a percentage of the appraised value of the underlying assets at specified future dates. Fair market rent resets do not give rise to remeasurement of the related ROU assets and lease liabilities. Fair market rent resets, which may be material, will be recognized in the periods in which they are incurred.
    The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2020 and 2019:

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Weighted average remaining lease term (in years)	44.8	40.2
Weighted average discount rate	4.91%	4.84%
Cash paid for operating leases	$23,932	$27,817
We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. Variable lease payments include percentage rent and rent resets based on an index or rate. The following table sets forth the details of rent expense for the years ended December 31, 2020 and 2019:

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019
Fixed rent expense	$28,503	$33,738
Variable rent expense	1,178	1,978
Rent expense	$29,681	$35,716
As of December 31, 2020, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of December 31, 2020
For the year ended December 31,
2021	$22,010
2022	23,669
2023	24,002
2024	24,354
2025	24,722
Thereafter	926,139
Total undiscounted cash flows	1,044,896
Present value discount	(643,888)
Lease liabilities	$401,008

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
20. Leases - continued
As lessee - continued
Farley Office and Retail
The future lease payments detailed on the previous page exclude the ground and building lease at Farley Office and Retail. Our 95% consolidated joint venture which is developing Farley Office and Retail has a 99-year triple-net lease with Empire State Development ("ESD") for 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of restaurant and retail space. The joint venture entered into a development agreement with ESD to build the adjacent Moynihan Train Hall and entered into a design-build contract with Skanska Moynihan Train Hall Builders ("Skanska"), pursuant to which they built Moynihan Train Hall. Skanska substantially completed construction on December 31, 2020, thereby fulfilling this obligation to ESD. The joint venture leased the entire property during the construction period and pursuant to ASC 842-40-55, was required to recognize all development expenditures for Moynihan Train Hall. Accordingly, the development expenditures paid for by governmental agencies were presented as “Moynihan Train Hall development expenditures” with a corresponding obligation recorded to “Moynihan Train Hall Obligation” on our consolidated balance sheets. On December 31, 2020, upon substantial completion of Moynihan Train Hall, the portions of the property not pertaining to our commercial space were severed from the joint venture's lease with ESD and we removed the "Moynihan Train Hall development expenditures" and the offsetting “Moynihan Train Hall obligation” from our consolidated balance sheets.
Our lease of the commercial space at the property is accounted for as a “failed sale-leaseback” as a result of the lease meeting "finance lease" classification pursuant to ASC 842-40-25. The lease calls for annual rent payments of $5,000,000 plus fixed payments in lieu of real estate taxes ("PILOT") through June 2030. Following the fixed PILOT payment period, the PILOT is calculated in a manner consistent with buildings subject to New York City real estate taxes and assessments. As of December 31, 2020, future rent and fixed PILOT payments are $549,861,000.
21. Multiemployer Benefit Plans
Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2020, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.
In the years ended December 31, 2020, 2019 and 2018, we contributed $7,049,000, $10,793,000 and $10,377,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income. Our subsidiaries’ contributions did not represent more than 5% of total employer contributions in any of these plans for the years ended December 31, 2020, 2019 and 2018.
Multiemployer Health Plans
Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees. In the years ended December 31, 2020, 2019 and 2018, our subsidiaries contributed $26,938,000, $32,407,000 and $30,354,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
22.     Commitments and Contingencies
Insurance
For our properties (except Farley), we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $235,000,000 includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake and effective February 15, 2021, excluding communicable disease coverage. For the period February 15, 2020 through February 14, 2021, we and the insurance carriers for our all risk property policy have disagreements as to the applicability of a $2,300,000 sub-limit for communicable disease coverage across our properties. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,759,257 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
For Farley, we maintain general liability insurance with limits of $100,000,000 per occurrence, and builder’s risk insurance including coverage for existing property and development activities of $2.8 billion per occurrence and in the aggregate. We maintain coverage for certified and non-certified terrorism acts with limits of $1.85 billion and $1.17 billion per occurrence, respectively, and in the aggregate.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. In December 2020, following a trial, the court issued a tentative ruling in our favor. A final hearing was held on February 1, 2021 and we are awaiting a definitive ruling. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent, in Luxembourg and other jurisdictions.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
22. Commitments and Contingencies – continued
Other Commitments and Contingencies - continued
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right to use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we have not paid the monthly rents due under the non-recourse lease. As of December 31, 2020, we have a $47,473,000 lease liability and a $34,482,000 right-of-use asset recorded for this lease.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for Farley Office and Retail. As of December 31, 2020, the aggregate dollar amount of these guarantees and master leases is approximately $1,769,000,000.
As of December 31, 2020, $13,549,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail. In connection with the development of the property, the joint venture took in a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2020, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the December 31, 2020 fair value of the Fund assets, at liquidation we would be required to make a $29,800,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of December 31, 2020, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,700,000.
As of December 31, 2020, we have construction commitments aggregating approximately $451,000,000.
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
Interstate Properties (“Interstate”)
Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, respectively, are Interstate’s two other general partners. As of December 31, 2020, Interstate and its partners beneficially owned an aggregate of approximately 7.0% of the common shares of beneficial interest of Vornado and 26.1% of Alexander’s common stock.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
23.     Related Party Transactions - continued
Interstate - continued
We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are fair to us. We earned $203,000, $300,000, and $453,000 of management fees under the agreement for the years ended December 31, 2020, 2019 and 2018, respectively.
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
24. Segment Information
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
Below is a reconciliation of net (loss) income to NOI at share and NOI at share - cash basis for the years ended December 31, 2020, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(461,845)	$3,334,262	$422,603
Depreciation and amortization expense	399,695	419,107	446,570
General and administrative expense	181,509	169,920	141,871
Impairment losses and transaction related costs, net	174,027	106,538	31,320
Loss (income) from partially owned entities	329,112	(78,865)	(9,149)
Loss from real estate fund investments	226,327	104,082	89,231
Interest and other investment loss (income), net	5,499	(21,819)	(17,057)
Interest and debt expense	229,251	286,623	347,949
Net gain on transfer to Fifth Avenue and Times Square JV	—	(2,571,099)	—
Purchase price fair value adjustment	—	—	(44,060)
Net gains on disposition of wholly owned and partially owned assets	(381,320)	(845,499)	(246,031)
Income tax expense	36,630	103,439	37,633
Loss (income) from discontinued operations	—	30	(638)
NOI from partially owned entities	306,495	322,390	253,564
NOI attributable to noncontrolling interests in consolidated subsidiaries	(72,801)	(69,332)	(71,186)
NOI at share	972,579	1,259,777	1,382,620
Non cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	46,246	(6,060)	(44,704)
NOI at share - cash basis	$1,018,825	$1,253,717	$1,337,916

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
24. Segment Information - continued
Below is a summary of NOI at share, NOI at share - cash basis and selected balance sheet data by segment for the years ended December 31, 2020, 2019 and 2018.

(Amounts in thousands)	For the Year Ended December 31, 2020
	Total	New York	Other
Total revenues	$1,527,951	$1,221,748	$306,203
Operating expenses	(789,066)	(640,531)	(148,535)
NOI - consolidated	738,885	581,217	157,668
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(72,801)	(43,773)	(29,028)
Add: NOI from partially owned entities	306,495	296,447	10,048
NOI at share	972,579	833,891	138,688
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	46,246	36,715	9,531
NOI at share - cash basis	$1,018,825	$870,606	$148,219

Balance Sheet Data:
Real estate, at cost	$12,087,943	$9,581,830	$2,506,113
Investments in partially owned entities	3,491,107	3,459,142	31,965
Total assets	16,221,822	15,046,469	1,175,353

(Amounts in thousands)	For the Year Ended December 31, 2019
	Total	New York	Other
Total revenues	$1,924,700	$1,577,860	$346,840
Operating expenses	(917,981)	(758,304)	(159,677)
NOI - consolidated	1,006,719	819,556	187,163
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,332)	(40,896)	(28,436)
Add: NOI from partially owned entities	322,390	294,168	28,222
NOI at share	1,259,777	1,072,828	186,949
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,060)	(12,318)	6,258
NOI at share - cash basis	$1,253,717	$1,060,510	$193,207

Balance Sheet Data:
Real estate, at cost	$13,074,012	$10,272,458	$2,801,554
Investments in partially owned entities	3,999,165	3,964,289	34,876
Total assets	18,287,013	16,429,159	1,857,854

(Amounts in thousands)	For the Year Ended December 31, 2018
	Total	New York	Other
Total revenues	$2,163,720	$1,836,036	$327,684
Operating expenses	(963,478)	(806,464)	(157,014)
NOI - consolidated	1,200,242	1,029,572	170,670
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(71,186)	(48,490)	(22,696)
Add: NOI from partially owned entities	253,564	195,908	57,656
NOI at share	1,382,620	1,176,990	205,630
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(44,704)	(45,427)	723
NOI at share - cash basis	$1,337,916	$1,131,563	$206,353

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
As of December 31, 2020, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those financial statements.

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
February 16, 2021

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
As of December 31, 2020, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Partnership and our report dated February 16, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 16, 2021

ITEM 9B.     OTHER INFORMATION
In connection with Joseph Macnow’s previously announced separation from the Company, on February 16, 2021, Mr. Macnow and the Company entered into an agreement pursuant to which Mr. Macnow provided the Company a general release from certain claims. A copy of the agreement is filed as Exhibit 10.41 hereto and incorporated herein by reference.
In addition, a copy of Mr. Macnow’s previously announced consulting agreement between the Company and Mr. Macnow, effective as of January 1, 2021, and executed February 16, 2021, is filed as Exhibit 10.39 hereto and incorporated herein by reference.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to trustees of Vornado, the Operating Partnership’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of Vornado’s trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2020, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	79	Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman of the Board since May 2004.

Michael J. Franco	52	President and Chief Financial Officer since December 2020; President since April 2019; Executive Vice President - Chief Investment Officer from April 2015 to April 2019; Executive Vice President - Head of Acquisitions and Capital Markets from November 2010 to April 2015.

Haim Chera	51	Executive Vice President - Head of Retail since April 2019; Principal at Crown Acquisitions from January 2000 - April 2019.

Barry S. Langer	42	Executive Vice President - Development - Co-Head of Real Estate since April 2019; Executive Vice President - Head of Development from May 2015 to April 2019.

Glen J. Weiss	51	Executive Vice President - Office Leasing - Co-Head of Real Estate since April 2019; Executive Vice President - Office Leasing from May 2013 to April 2019.
Vornado, the Operating Partnership’s sole general partner, has adopted a Code of Business Conduct and Ethics that applies to, among others, the above executive officers, and its principal accounting officer, Matthew Iocco, Vornado's Executive Vice President - Chief Accounting Officer. Mr. Iocco, 50 years of age, has been the Executive Vice President - Chief Accounting Officer of Vornado since May 2015 and Chief Financial Officer of Alexander's, Inc. since April 2017. From May 2012 to May 2015, Mr. Iocco was the Senior Vice President - Chief Accounting Officer of Vornado. This Code is available on Vornado’s website at www.vno.com.
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
Equity compensation plan information
The following table provides information as of December 31, 2020 regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	5,380,924	(1)	$64.79	4,661,915	(2)
Equity compensation awards not approved by security holders	—		—	—
Total	5,380,924		$64.79	4,661,915
________________________________________
(1)Includes shares/units of (i) 765,637 Vornado Stock Options (658,807 of which are vested and exercisable), (ii) 717,581 Appreciation-Only Long-Term Incentive Plan ("AO LTIP") units (216,646 of which are vested and exercisable), (iii) 496,762 Performance Conditioned AO LTIP units (235,089 of which are vested and exercisable), (iv) 2,196,554 restricted Operating Partnership units (1,044,136 of which are vested and exercisable) and (v) 1,204,390 unearned Out-Performance Plan ("OPP") units, which do not have an exercise price. OPP units, if earned, become convertible into Class A units of the Operating Partnership (and ultimately into Vornado common shares) following vesting.
Does not include 25,315 shares of Vornado Restricted Stock, as they have been reflected in Vornado's total shares outstanding.
(2)Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants would be 9,323,830.
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

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Page in this Annual Report on Form 10-K
III--Real Estate and Accumulated Depreciation as of December 31, 2020, 2019 and 2018	124
Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)		Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
			Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
New York
Manhattan
1290 Avenue of the Americas	$950,000		$518,244	$926,992	$256,937	$518,244	$1,183,929	$1,702,173	$406,087	1963	2007	(4)
350 Park Avenue	400,000		265,889	363,381	49,637	265,889	413,018	678,907	153,866	1960	2006	(4)
PENN1	—		—	412,169	490,803	—	902,972	902,972	336,852	1972	1998	(4)
100 West 33rd Street	398,402		242,776	247,970	42,188	242,776	290,158	532,934	105,705	1911	2007	(4)
150 West 34th Street	205,000		119,657	268,509	—	119,657	268,509	388,166	37,479	1900	2015	(4)
PENN2	575,000	(5)	53,615	164,903	182,136	52,689	347,965	400,654	132,321	1968	1997	(4)
90 Park Avenue	—		8,000	175,890	199,918	8,000	375,808	383,808	161,439	1964	1997	(4)
Manhattan Mall	181,598		88,595	113,473	30,283	88,595	143,756	232,351	48,996	2009	2007	(4)
770 Broadway	700,000		52,898	95,686	186,666	52,898	282,352	335,250	112,718	1907	1998	(4)
888 Seventh Avenue	321,000		—	117,269	161,640	—	278,909	278,909	142,057	1980	1998	(4)
PENN11	500,000		40,333	85,259	111,535	40,333	196,794	237,127	83,611	1923	1997	(4)
909 Third Avenue	350,000		—	120,723	122,005	—	242,728	242,728	114,831	1969	1999	(4)
150 East 58th Street	—		39,303	80,216	54,863	39,303	135,079	174,382	68,764	1969	1998	(4)
595 Madison Avenue	—		62,731	62,888	50,717	62,731	113,605	176,336	49,081	1968	1999	(4)
330 West 34th Street	—		—	8,599	147,945	—	156,544	156,544	40,849	1925	1998	(4)
828-850 Madison Avenue	—		107,937	28,261	(89,293)	35,403	11,502	46,905	—		2005	(4)
715 Lexington Avenue	—		—	26,903	19,986	30,085	16,804	46,889	—	1923	2001	(4)
478-486 Broadway	—		30,000	20,063	11,831	21,489	40,405	61,894	3,817	2009	2007	(4)
4 Union Square South	120,000		24,079	55,220	9,685	24,079	64,905	88,984	24,170	1965/2004	1993	(4)
Farley Office and Retail	—		—	476,235	565,014	—	1,041,249	1,041,249	—	1912	2018	(4)
260 Eleventh Avenue	—		—	80,482	5,352	—	85,834	85,834	12,133	1911	2015	(4)
510 Fifth Avenue	—		34,602	18,728	35,402	48,403	40,329	88,732	10,992		2010	(4)
606 Broadway	74,119		45,406	8,993	51,624	45,298	60,725	106,023	2,441		2016	(4)
40 Fulton Street	—		15,732	26,388	38,625	15,732	65,013	80,745	22,147	1987	1998	(4)
443 Broadway	—		11,187	41,186	(36,225)	3,457	12,691	16,148	—		2013	(4)
40 East 66th Street	—		13,616	34,635	159	13,616	34,794	48,410	13,113		2005	(4)
155 Spring Street	—		13,700	30,544	6,769	13,700	37,313	51,013	12,456		2007	(4)
435 Seventh Avenue	95,696		19,893	19,091	2,166	19,893	21,257	41,150	9,681	2002	1997	(4)
692 Broadway	—		6,053	22,908	3,901	6,053	26,809	32,862	10,734		2005	(4)
131-135 West 33rd Street	—		8,315	21,312	316	8,315	21,628	29,943	2,566		2016	(4)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
New York - continued
Manhattan - continued
304 Canal Street	—	$3,511	$12,905	$(8,456)	$1,771	$6,189	$7,960	$—	1910	2014	(4)
677-679 Madison Avenue	—	13,070	9,640	585	13,070	10,225	23,295	3,691		2006	(4)
1131 Third Avenue	—	7,844	7,844	5,708	7,844	13,552	21,396	2,696		1997	(4)
431 Seventh Avenue	—	16,700	2,751	—	16,700	2,751	19,451	946		2007	(4)
138-142 West 32nd Street	—	9,252	9,936	1,720	9,252	11,656	20,908	1,504	1920	2015	(4)
334 Canal Street	—	1,693	6,507	(1,170)	752	6,278	7,030	—		2011	(4)
966 Third Avenue	—	8,869	3,631	—	8,869	3,631	12,500	666		2013	(4)
148 Spring Street	—	3,200	8,112	398	3,200	8,510	11,710	2,718		2008	(4)
150 Spring Street	—	3,200	5,822	309	3,200	6,131	9,331	1,945		2008	(4)
137 West 33rd Street	—	6,398	1,550	—	6,398	1,550	7,948	223	1932	2015	(4)
825 Seventh Avenue	—	1,483	697	3,341	1,483	4,038	5,521	575		1997	(4)
537 West 26th Street	—	10,370	17,632	16,730	26,631	18,101	44,732	1,319		2018	(4)
339 Greenwich	—	2,622	12,333	(10,019)	865	4,071	4,936	—		2017	(4)
Other (Including Signage)	—	140,477	31,892	36,832	94,788	114,413	209,201	19,942
Total Manhattan	4,870,815	2,051,250	4,286,128	2,758,563	1,971,461	7,124,480	9,095,941	2,155,131

Other Properties
Hotel Pennsylvania, New York	—	29,903	121,712	134,245	29,903	255,957	285,860	142,143	1919	1997	(4)
33-00 Northern Boulevard, Queens, New York	100,000	46,505	86,226	13,538	46,505	99,764	146,269	15,710	1915	2015	(4)
Paramus, New Jersey	—	—	—	23,311	1,036	22,275	23,311	18,313	1967	1987	(4)
Total Other Properties	100,000	76,408	207,938	171,094	77,444	377,996	455,440	176,166

Total New York	4,970,815	2,127,658	4,494,066	2,929,657	2,048,905	7,502,476	9,551,381	2,331,297

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
Other
theMART
theMART, Illinois	$675,000	$64,528	$319,146	$414,122	$64,535	$733,261	$797,796	$348,404	1930	1998	(4)
527 West Kinzie, Illinois	—	5,166	—	132	5,166	132	5,298	—		1998	(4)
Piers 92 and 94, New York	—	—	—	17,773	—	17,773	17,773	3,847		2008	(4)
Total theMART	675,000	69,694	319,146	432,027	69,701	751,166	820,867	352,251

555 California Street, California	537,643	223,446	895,379	241,667	211,459	1,149,033	1,360,492	360,277	1922,1969 -1970	2007	(4)
220 Central Park South, New York	—	115,720	16,445	(104,428)	—	27,737	27,737	—		2005	(4)
Borgata Land, Atlantic City, NJ	—	83,089	—	—	83,089	—	83,089	—		2010
40 East 66th Residential, New York	—	8,454	13,321	(8,193)	5,273	8,309	13,582	2,882		2005	(4)
677-679 Madison Avenue, New York	—	1,462	1,058	285	1,627	1,178	2,805	535		2006	(4)
Annapolis, Maryland	—	—	9,652	—	—	9,652	9,652	4,462		2005	(4)
Wayne Towne Center, New Jersey	—	—	26,137	56,373	—	82,510	82,510	29,431		2010	(4)
Other	—	—	—	5,606	—	5,606	5,606	1,725			(4)
Total Other	1,212,643	501,865	1,281,138	623,337	371,149	2,035,191	2,406,340	751,563

Leasehold improvements equipment and other	—	—	—	130,222	—	130,222	130,222	86,586

Total December 31, 2020	$6,183,458	$2,629,523	$5,775,204	$3,683,216	$2,420,054	$9,667,889	$12,087,943	$3,169,446

________________________________________
(1)Represents contractual debt obligations.
(2)The net basis of Vornado's assets and liabilities for tax reporting purposes is approximately $3.1 billion lower than the amounts reported for financial statement purposes.
(3)Date of original construction –– many properties have had substantial renovation or additional construction –– see Column D.
(4)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.
(5)Secured amount outstanding on revolving credit facilities.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2020	2019	2018
Real Estate
Balance at beginning of period	$13,074,012	$16,237,883	$14,756,295
Additions during the period:
Land	1,372	46,074	170,065
Buildings & improvements and other	1,127,593	1,391,784	1,665,684
	14,202,977	17,675,741	16,592,044
Less: Assets sold, written-off, reclassified to ready for sale and deconsolidated	2,115,034	4,601,729	354,161
Balance at end of period	$12,087,943	$13,074,012	$16,237,883

Accumulated Depreciation
Balance at beginning of period	$3,015,958	$3,180,175	$2,885,283
Additions charged to operating expenses	344,301	360,194	381,500
	3,360,259	3,540,369	3,266,783
Less: Accumulated depreciation on assets sold, written-off and deconsolidated	190,813	524,411	86,608
Balance at end of period	$3,169,446	$3,015,958	$3,180,175

(b)    Exhibits:

Exhibit No.
2.1		—	Master Transaction Agreement, dated as of October 31, 2016, by and among Vornado Realty Trust, Vornado Realty L.P., JBG Properties, Inc., JBG/Operating Partners, L.P., certain affiliates of JBG Properties Inc. and JBG/Operating Partners set forth on Schedule A thereto, JBG SMITH Properties and JBG SMITH Properties LP. Incorporated by reference to Exhibit 2.1 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (File No.001-11954), filed February 13, 2017	*

3.1		—	Articles of Restatement of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007	*

3.2		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 25, 2018 - Incorporated by reference to Exhibit 3.55 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018	*

3.3		—	Articles of Amendment to Declaration of Trust, dated September 30, 2016	***

3.4		—	Articles of Amendment to Declaration of Trust, dated June 13, 2018 - Incorporated by reference to Exhibit 3.54 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018	*

3.5		—	Articles of Amendment to Declaration of Trust, dated August 7, 2019 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.6		—	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on January 25, 2013	*

3.7		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to Vornado Realty Trust's Registration Statement on Form 8-A (File No. 001-11954), filed on December 13, 2017	*

3.8		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series N Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.9		—	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.10		—	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.11		—	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998	*

3.12		—	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998	*

3.13		—	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999	*

3.14		—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999	*

3.15		—	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.16		—	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.17		—	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.18		—	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.19		—	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.20		—	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999	*

3.21		—	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000	*
________________________________
	*		Incorporated by reference
	***		Filed herewith

3.22		—	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000	*

3.23		—	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000	*

3.24		—	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*

3.25		—	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.26		—	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.27		—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002	*

3.28		—	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*

3.29		—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.30		—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*

3.31		—	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004	*

3.32		—	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004	*

3.33		—	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.34		—	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.35		—	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.36		—	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.37		—	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005	*

3.38		—	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005	*

3.39		—	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005	*

3.40		—	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005	*

3.41		—	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-22685), filed on May 8, 2006	*

3.42		—	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006	*

3.43		—	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on May 3, 2006	*

3.44		—	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006	*

3.45		—	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007	*

3.46		—	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*
__________________________________
	*		Incorporated by reference

3.47		—	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.48		—	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.49		—	Fortieth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.50		—	Forty-First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-11954), filed on May 6, 2008	*

3.51		—	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No 000-22685), filed on December 21, 2010	*

3.52		—	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011	*

3.53		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as, of March 30, 2012 - Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 5, 2012	*

3.54		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012	*

3.55		—	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013	*

3.56		—	Forty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated April 1, 2015 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 2, 2015	*

3.57	**	—	Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated December 13, 2017 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on December 13, 2017	*

3.58	**	—	Forty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of January 12, 2018 - Incorporated by reference to Exhibit 3.53 to Vornado Realty Trust's Annual Report on 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

3.59		—	Forty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of August 7, 2019 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.60		—	Fiftieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of November 24, 2020 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

4.1		—	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005	*

4.2		—	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado Realty L.P., as Guarantor and The Bank of New York, as Trustee – Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 27, 2006	*
Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of such instruments

4.3		—	Description of the Vornado Realty Trust securities registered pursuant to Section 12 of the Securities Exchange Act	***

4.4		—	Description of Class A units of Vornado Realty L.P. and certain provisions of its agreement of limited partnership	***

10.1		—	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.2	**	—	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 – Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

10.3	**	—	Employment Agreement, dated as of April 15, 1997, by and among Vornado Realty Trust, The Mendik Company, L.P. and David R. Greenbaum - Incorporated by reference to Exhibit 10.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on April 30, 1997	*

10.4		—	Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002	*

10.5	**	—	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.6	**	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.7		—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2020	*

10.8	**	—	Amended and Restated Employment Agreement between Vornado Realty Trust and Joseph Macnow dated July 27, 2006 – Incorporated by reference to Exhibit 10.54 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 001-11954), filed on August 1, 2006	*

10.9	**	—	Second Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.10	**	—	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.11	**	—	Amendment to Employment Agreement between Vornado Realty Trust and Joseph Macnow, dated December 29, 2008 - Incorporated by reference to Exhibit 10.48 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009	*

10.12	**	—	Amendment to Employment Agreement between Vornado Realty Trust and David R. Greenbaum, dated December 29, 2008 - Incorporated by reference to Exhibit 10.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009	*

10.13	**	—	Amendment to Indemnification Agreement between Vornado Realty Trust and David R. Greenbaum, dated December 29, 2008 - Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-11954) filed on February 24, 2009	*

10.14	**	—	Vornado Realty Trust's 2010 Omnibus Share Plan - Incorporated by reference to Exhibit 10.41 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11954) filed on August 3, 2010	*

10.15	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Incentive / Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.16	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.17	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.18	**	—	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11954) filed on February 26, 2013	*

10.19	**	—	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013	*

10.20	**	—	Employment agreement between Vornado Realty Trust and Michael J. Franco dated January 10, 2014 - Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014	*

10.21	**	—	Form of 2017 Amendment to Vornado Realty Trust 2015, 2016, 2017 Outperformance Plan Award Agreements - Incorporated by reference to Exhibit 10.32 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-11954), filed on July 31, 2017	*

10.22	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

10.23	**	—	Form of Vornado Realty Trust 2018 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.35 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-11954) filed on April 30, 2018	*

10.24		—	Amended and Restated Term Loan Agreement dated as of October 26, 2018 among Vornado Realty L.P. as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A. as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-11954), filed on October 29, 2018	*
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement

10.25	**	—	Form of Performance Conditioned AO LTIP Award Agreement - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.26	**	—	Form of 2019 Amendment to Restricted LTIP Unit and Restricted Stock Agreements - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.27	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.28	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 10.39 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.29		—	Second Amended and Restated Revolving Credit Agreement dated as of March 26, 2019, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.40 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11954), filed on April 29, 2019	*

10.30	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan - Incorporated by reference to Annex B to Vornado Realty Trust's Proxy Statement dated April 5, 2019 (File No. 001-11954), filed on April 5, 2019	*

10.31		—	Transaction Agreement between Vornado Realty L.P. and Crown Jewel Partner LLC, dated April 18, 2019 - Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11954), filed on July 29, 2019	*

10.32	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 10.32 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.33	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.33 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.34	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Incentive/Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.35	**	—	Employment agreement between Vornado Realty Trust and Glen J. Weiss dated May 25, 2018 - Incorporated by reference to Exhibit 10.35 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.36	**	—	Employment agreement between Vornado Realty Trust and Haim Chera dated April 19, 2019 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.37	**	—	Form of Vornado Realty Trust 2020 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.38	**	—	Consulting agreement between Vornado Realty Trust and David R. Greenbaum dated February 16, 2021	***

10.39	**	—	Consulting agreement between Vornado Realty Trust and Joseph Macnow dated February 16, 2021	***

10.40	**	—	Agreement between Vornado Realty Trust and David R. Greenbaum dated February 16, 2021	***

10.41	**	—	Agreement between Vornado Realty Trust and Joseph Macnow dated February 16, 2021	***

10.42	**	—	Form of Vornado Realty Trust 2021 Outperformance Plan Award Agreement for Executives	***

10.43	**	—	Form of Vornado Realty Trust 2021 Outperformance Plan Award Agreement for Non-Executives	***
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

21		—	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.	***

23.1		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust	***

23.2		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.	***

31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust	***

31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust	***

31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.	***

31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.	***

32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust	***

32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust	***

32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.	***

32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.	***

101		—	The following financial information from Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (iv) the notes to consolidated financial statements.	***

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2020, formatted as iXBRL and contained in Exhibit 101.	***

_____________________________
	***		Filed herewith

ITEM 16.        FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

February 16, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 16, 2021
	(Steven Roth)	and Chief Executive Officer (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee	February 16, 2021
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 16, 2021
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee	February 16, 2021
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee	February 16, 2021
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee	February 16, 2021
(David Mandelbaum)

By:	/s/Mandakini Puri	Trustee	February 16, 2021
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee	February 16, 2021
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee	February 16, 2021
(Richard R. West)

By:	/s/Russell B. Wight, Jr.	Trustee	February 16, 2021
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer	February 16, 2021
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Matthew Iocco	Chief Accounting Officer	February 16, 2021
	(Matthew Iocco)	(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

February 16, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees and	February 16, 2021
	(Steven Roth)	Chief Executive Officer of Vornado Realty Trust (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 16, 2021
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	February 16, 2021
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee of Vornado Realty Trust	February 16, 2021
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee of Vornado Realty Trust	February 16, 2021
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 16, 2021
(David Mandelbaum)

By:	/s/Mandakini Puri	Trustee of Vornado Realty Trust	February 16, 2021
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	February 16, 2021
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee of Vornado Realty Trust	February 16, 2021
(Richard R. West)

By:	/s/Russell B. Wight, Jr.	Trustee of Vornado Realty Trust	February 16, 2021
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer of Vornado Realty Trust	February 16, 2021
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Matthew Iocco	Chief Accounting Officer of Vornado Realty Trust	February 16, 2021
	(Matthew Iocco)	(Principal Accounting Officer)