Form 10-Q
period 2021-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2021-05-03
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2021
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Vornado Realty Trust: Yes ☑   No ☐    Vornado Realty L.P.: Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of March 31, 2021, 191,464,658 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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

To help investors better understand the key differences between Vornado and the Operating Partnership, certain information for Vornado and the Operating Partnership in this report has been separated, as set forth below:
•Item 1. Financial Statements (unaudited), which includes the following specific disclosures for Vornado Realty Trust and Vornado Realty L.P.:
•Note 10. Redeemable Noncontrolling Interests
•Note 11. Shareholders' Equity/Partners' Capital
•Note 17. Income Per Share/Income Per Class A Unit
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	March 31, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land	$2,420,054	$2,420,054
Buildings and improvements	7,953,933	7,933,030
Development costs and construction in progress	1,701,401	1,604,637
Leasehold improvements and equipment	132,597	130,222
Total	12,207,985	12,087,943
Less accumulated depreciation and amortization	(3,220,993)	(3,169,446)
Real estate, net	8,986,992	8,918,497
Right-of-use assets	365,929	367,365
Cash and cash equivalents	1,636,093	1,624,482
Restricted cash	119,517	105,887
Tenant and other receivables	74,590	77,658
Investments in partially owned entities	3,363,657	3,491,107
Real estate fund investments	3,739	3,739
220 Central Park South condominium units ready for sale	130,954	128,215
Receivable arising from the straight-lining of rents	668,799	674,075
Deferred leasing costs, net of accumulated amortization of $198,723 and $196,972	375,138	372,919
Identified intangible assets, net of accumulated amortization of $90,508 and $93,113	22,390	23,856
Other assets	397,339	434,022
	$16,145,137	$16,221,822
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,573,626	$5,580,549
Senior unsecured notes, net	446,888	446,685
Unsecured term loan, net	797,024	796,762
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	400,974	401,008
Accounts payable and accrued expenses	432,035	427,202
Deferred revenue	36,925	40,110
Deferred compensation plan	107,889	105,564
Other liabilities	286,961	294,520
Total liabilities	8,657,322	8,667,400
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,004,370 and 13,583,607 units outstanding	635,658	507,212
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	640,193	511,747
Redeemable noncontrolling interest in a consolidated subsidiary	94,437	94,520
Total redeemable noncontrolling interests	734,630	606,267
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,793,402 shares	1,182,311	1,182,339
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,464,658 and 191,354,679 shares	7,638	7,633
Additional capital	8,080,392	8,192,507
Earnings less than distributions	(2,871,681)	(2,774,182)
Accumulated other comprehensive loss	(60,753)	(75,099)
Total shareholders' equity	6,337,907	6,533,198
Noncontrolling interests in consolidated subsidiaries	415,278	414,957
Total equity	6,753,185	6,948,155
	$16,145,137	$16,221,822
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2021	2020
REVENUES:
Rental revenues	$339,317	$401,274
Fee and other income	40,660	43,258
Total revenues	379,977	444,532
EXPENSES:
Operating	(190,979)	(230,007)
Depreciation and amortization	(95,354)	(92,793)
General and administrative	(44,186)	(52,834)
(Expense) benefit from deferred compensation plan liability	(3,245)	11,245
Transaction related costs and other	(843)	(71)
Total expenses	(334,607)	(364,460)

Income from partially owned entities	29,073	19,103
Loss from real estate fund investments	(169)	(183,463)
Interest and other investment income (loss), net	1,522	(5,904)
Income (loss) from deferred compensation plan assets	3,245	(11,245)
Interest and debt expense	(50,064)	(58,842)
Net gains on disposition of wholly owned and partially owned assets	—	68,589
Income (loss) before income taxes	28,977	(91,690)
Income tax expense	(1,984)	(12,813)
Net income (loss)	26,993	(104,503)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(6,114)	122,387
Operating Partnership	(329)	(390)
Net income attributable to Vornado	20,550	17,494
Preferred share dividends	(16,467)	(12,531)
NET INCOME attributable to common shareholders	$4,083	$4,963

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.02	$0.03
Weighted average shares outstanding	191,418	191,038

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.02	$0.03
Weighted average shares outstanding	192,031	191,113
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$26,993	$(104,503)
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	11,641	(45,477)
Other comprehensive income of nonconsolidated subsidiaries	3,591	8
Comprehensive income (loss)	42,225	(149,972)
Less comprehensive (income) loss attributable to noncontrolling interests	(7,329)	124,980
Comprehensive income (loss) attributable to Vornado	$34,896	$(24,992)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Loss
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	20,550	—	—	20,550
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	6,197	6,197
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,467)	—	—	(101,467)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(16,467)	—	—	(16,467)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	107	4	4,099	—	—	—	4,103
Under employees' share option plan	—	—	—	—	4	—	—	—	4
Under dividend reinvestment plan	—	—	6	—	211	—	—	—	211
Distributions	—	—	—	—	—	—	—	(5,877)	(5,877)
Deferred compensation shares and options	—	—	(3)	—	224	(114)	—	—	110
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	3,591	—	3,591
Increase in value of interest rate swaps	—	—	—	—	—	—	11,642	—	11,642
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(126,936)	—	—	—	(126,936)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(886)	—	(886)
Other	—	(28)	—	1	—	(1)	(1)	1	(28)
Balance as of March 31, 2021	48,793	$1,182,311	191,465	$7,638	$8,080,392	$(2,871,681)	$(60,753)	$415,278	$6,753,185
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Loss
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	—	(16,064)	—	—	(16,064)
Net income attributable to Vornado	—	—	—	—	—	17,494	—	—	17,494
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(122,387)	(122,387)
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(126,106)	—	—	(126,106)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(12,531)	—	—	(12,531)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	27	1	1,639	—	—	—	1,640
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	21	1	1,381	—	—	—	1,382
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	1,397	1,397
Distributions	—	—	—	—	—	—	—	(5,235)	(5,235)
Conversion of Series A preferred shares to common shares	—	(3)	—	—	3	—	—	—	—
Deferred compensation shares and options	—	—	13	1	297	(137)	—	—	161
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	8	—	8
Reduction in value of interest rate swaps	—	—	—	—	—	—	(45,477)	—	(45,477)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	—	267,170	—	—	—	267,170
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	2,983	—	2,983
Other	—	—	—	—	(2)	(2)	—	73	69
Balance as of March 31, 2020	36,796	$891,211	191,116	$7,624	$8,112,523	$(2,091,612)	$(82,719)	$456,185	$7,293,212
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$26,993	$(104,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	100,034	96,913
Distributions of income from partially owned entities	61,157	48,568
Equity in net income of partially owned entities	(29,073)	(19,103)
Stock-based compensation expense	21,225	25,765
Straight-lining of rents	5,073	10,165
Write-off of lease receivables deemed uncollectible	3,670	1,044
Amortization of below-market leases, net	(3,166)	(4,206)
Net unrealized loss on real estate fund investments	494	183,520
Net gains on disposition of wholly owned and partially owned assets	—	(68,589)
Credit losses on loans receivable	—	7,261
Decrease in fair value of marketable securities	—	4,938
Other non-cash adjustments	1,348	3,112
Changes in operating assets and liabilities:
Real estate fund investments	(494)	(6,000)
Tenant and other receivables	(1,077)	(20,938)
Prepaid assets	48,599	(91,878)
Other assets	(20,693)	(8,051)
Accounts payable and accrued expenses	9,842	(7,659)
Other liabilities	253	1,089
Net cash provided by operating activities	224,185	51,448

Cash Flows from Investing Activities:
Development costs and construction in progress	(130,318)	(169,845)
Distributions of capital from partially owned entities	106,005	1,090
Additions to real estate	(27,410)	(49,251)
Investments in partially owned entities	(4,816)	(2,130)
Proceeds from sale of condominium units at 220 Central Park South	—	191,216
Moynihan Train Hall expenditures	—	(98,794)
Proceeds from sales of marketable securities	—	28,375
Net cash used in investing activities	(56,539)	(99,339)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Financing Activities:
Repayments of borrowings	$(358,331)	$(2,150)
Proceeds from borrowings	350,000	553,062
Dividends paid on common shares	(101,467)	(498,486)
Dividends paid on preferred shares	(16,467)	(12,531)
Distributions to noncontrolling interests	(13,338)	(40,045)
Debt issuance costs	(2,904)	(124)
Proceeds received from exercise of employee share options and other	215	4,899
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(113)	(137)
Moynihan Train Hall reimbursement from Empire State Development	—	98,794
Contributions from noncontrolling interests	—	4,786
Net cash (used in) provided by financing activities	(142,405)	108,068
Net increase in cash and cash equivalents and restricted cash	25,241	60,177
Cash and cash equivalents and restricted cash at beginning of period	1,730,369	1,607,131
Cash and cash equivalents and restricted cash at end of period	$1,755,610	$1,667,308

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,624,482	$1,515,012
Restricted cash at beginning of period	105,887	92,119
Cash and cash equivalents and restricted cash at beginning of period	$1,730,369	$1,607,131

Cash and cash equivalents at end of period	$1,636,093	$1,586,738
Restricted cash at end of period	119,517	80,570
Cash and cash equivalents and restricted cash at end of period	$1,755,610	$1,667,308

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $10,267 and $11,913	$50,394	$53,997
Cash payments for income taxes	$4,002	$6,089

Non-Cash Investing and Financing Activities:
Redeemable Class A unit measurement adjustment	$(126,936)	$267,170
Accrued capital expenditures included in accounts payable and accrued expenses	68,986	65,926
Write-off of fully depreciated assets	(30,782)	(45,115)
Reclassification from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	2,739	106,479
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	March 31, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land	$2,420,054	$2,420,054
Buildings and improvements	7,953,933	7,933,030
Development costs and construction in progress	1,701,401	1,604,637
Leasehold improvements and equipment	132,597	130,222
Total	12,207,985	12,087,943
Less accumulated depreciation and amortization	(3,220,993)	(3,169,446)
Real estate, net	8,986,992	8,918,497
Right-of-use assets	365,929	367,365
Cash and cash equivalents	1,636,093	1,624,482
Restricted cash	119,517	105,887
Tenant and other receivables	74,590	77,658
Investments in partially owned entities	3,363,657	3,491,107
Real estate fund investments	3,739	3,739
220 Central Park South condominium units ready for sale	130,954	128,215
Receivable arising from the straight-lining of rents	668,799	674,075
Deferred leasing costs, net of accumulated amortization of $198,723 and $196,972	375,138	372,919
Identified intangible assets, net of accumulated amortization of $90,508 and $93,113	22,390	23,856
Other assets	397,339	434,022
	$16,145,137	$16,221,822
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,573,626	$5,580,549
Senior unsecured notes, net	446,888	446,685
Unsecured term loan, net	797,024	796,762
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	400,974	401,008
Accounts payable and accrued expenses	432,035	427,202
Deferred revenue	36,925	40,110
Deferred compensation plan	107,889	105,564
Other liabilities	286,961	294,520
Total liabilities	8,657,322	8,667,400
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,004,370 and 13,583,607 units outstanding	635,658	507,212
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	640,193	511,747
Redeemable noncontrolling interest in a consolidated subsidiary	94,437	94,520
Total redeemable noncontrolling interests	734,630	606,267
Partners' equity:
Partners' capital	9,270,341	9,382,479
Earnings less than distributions	(2,871,681)	(2,774,182)
Accumulated other comprehensive loss	(60,753)	(75,099)
Total partners' equity	6,337,907	6,533,198
Noncontrolling interests in consolidated subsidiaries	415,278	414,957
Total equity	6,753,185	6,948,155
	$16,145,137	$16,221,822
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2021	2020
REVENUES:
Rental revenues	$339,317	$401,274
Fee and other income	40,660	43,258
Total revenues	379,977	444,532
EXPENSES:
Operating	(190,979)	(230,007)
Depreciation and amortization	(95,354)	(92,793)
General and administrative	(44,186)	(52,834)
(Expense) benefit from deferred compensation plan liability	(3,245)	11,245
Transaction related costs and other	(843)	(71)
Total expenses	(334,607)	(364,460)

Income from partially owned entities	29,073	19,103
Loss from real estate fund investments	(169)	(183,463)
Interest and other investment income (loss), net	1,522	(5,904)
Income (loss) from deferred compensation plan assets	3,245	(11,245)
Interest and debt expense	(50,064)	(58,842)
Net gains on disposition of wholly owned and partially owned assets	—	68,589
Income (loss) before income taxes	28,977	(91,690)
Income tax expense	(1,984)	(12,813)
Net income (loss)	26,993	(104,503)
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(6,114)	122,387
Net income attributable to Vornado Realty L.P.	20,879	17,884
Preferred unit distributions	(16,508)	(12,572)
NET INCOME attributable to Class A unitholders	$4,371	$5,312

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.02	$—
Weighted average units outstanding	204,072	203,370

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.02	$—
Weighted average units outstanding	204,901	203,516
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$26,993	$(104,503)
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	11,641	(45,477)
Other comprehensive income of nonconsolidated subsidiaries	3,591	8
Comprehensive income (loss)	42,225	(149,972)
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(6,114)	122,387
Comprehensive income (loss) attributable to Vornado Realty L.P.	$36,111	$(27,585)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	20,879	—	—	20,879
Net income attributable to redeemable partnership units	—	—	—	—	(329)	—	—	(329)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	6,197	6,197
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,467)	—	—	(101,467)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(16,467)	—	—	(16,467)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	107	4,103	—	—	—	4,103
Under Vornado's employees' share option plan	—	—	—	4	—	—	—	4
Under Vornado's dividend reinvestment plan	—	—	6	211	—	—	—	211
Distributions	—	—	—	—	—	—	(5,877)	(5,877)
Deferred compensation units and options	—	—	(3)	224	(114)	—	—	110
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	3,591	—	3,591
Increase in value of interest rate swaps	—	—	—	—	—	11,642	—	11,642
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(126,936)	—	—	—	(126,936)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(886)	—	(886)
Other	—	(28)	—	1	(1)	(1)	1	(28)
Balance as of March 31, 2021	48,793	$1,182,311	191,465	$8,088,030	$(2,871,681)	$(60,753)	$415,278	$6,753,185
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	(16,064)	—	—	(16,064)
Net income attributable to Vornado Realty L.P.	—	—	—	—	17,884	—	—	17,884
Net income attributable to redeemable partnership units	—	—	—	—	(390)	—	—	(390)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(122,387)	(122,387)
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(126,106)	—	—	(126,106)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(12,531)	—	—	(12,531)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	27	1,640	—	—	—	1,640
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	21	1,382	—	—	—	1,382
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	1,397	1,397
Distributions	—	—	—	—	—	—	(5,235)	(5,235)
Conversion of Series A preferred units to Class A units	—	(3)	—	3	—	—	—	—
Deferred compensation units and options	—	—	13	298	(137)	—	—	161
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	8	—	8
Reduction in value of interest rate swaps	—	—	—	—	—	(45,477)	—	(45,477)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	267,170	—	—	—	267,170
Redeemable partnership units' share of above adjustments	—	—	—	—	—	2,983	—	2,983
Other	—	—	—	(2)	(2)	—	73	69
Balance as of March 31, 2020	36,796	$891,211	191,116	$8,120,147	$(2,091,612)	$(82,719)	$456,185	$7,293,212
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$26,993	$(104,503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	100,034	96,913
Distributions of income from partially owned entities	61,157	48,568
Equity in net income of partially owned entities	(29,073)	(19,103)
Stock-based compensation expense	21,225	25,765
Straight-lining of rents	5,073	10,165
Write-off of lease receivables deemed uncollectible	3,670	1,044
Amortization of below-market leases, net	(3,166)	(4,206)
Net unrealized loss on real estate fund investments	494	183,520
Net gains on disposition of wholly owned and partially owned assets	—	(68,589)
Credit losses on loans receivable	—	7,261
Decrease in fair value of marketable securities	—	4,938
Other non-cash adjustments	1,348	3,112
Changes in operating assets and liabilities:
Real estate fund investments	(494)	(6,000)
Tenant and other receivables	(1,077)	(20,938)
Prepaid assets	48,599	(91,878)
Other assets	(20,693)	(8,051)
Accounts payable and accrued expenses	9,842	(7,659)
Other liabilities	253	1,089
Net cash provided by operating activities	224,185	51,448

Cash Flows from Investing Activities:
Development costs and construction in progress	(130,318)	(169,845)
Distributions of capital from partially owned entities	106,005	1,090
Additions to real estate	(27,410)	(49,251)
Investments in partially owned entities	(4,816)	(2,130)
Proceeds from sale of condominium units at 220 Central Park South	—	191,216
Moynihan Train Hall expenditures	—	(98,794)
Proceeds from sales of marketable securities	—	28,375
Net cash used in investing activities	(56,539)	(99,339)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Financing Activities:
Repayments of borrowings	$(358,331)	$(2,150)
Proceeds from borrowings	350,000	553,062
Distributions to Vornado	(101,467)	(498,486)
Distributions to preferred unitholders	(16,467)	(12,531)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(13,338)	(40,045)
Debt issuance costs	(2,904)	(124)
Proceeds received from exercise of Vornado stock options and other	215	4,899
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(113)	(137)
Moynihan Train Hall reimbursement from Empire State Development	—	98,794
Contributions from noncontrolling interests in consolidated subsidiaries	—	4,786
Net cash (used in) provided by financing activities	(142,405)	108,068
Net increase in cash and cash equivalents and restricted cash	25,241	60,177
Cash and cash equivalents and restricted cash at beginning of period	1,730,369	1,607,131
Cash and cash equivalents and restricted cash at end of period	$1,755,610	$1,667,308

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,624,482	$1,515,012
Restricted cash at beginning of period	105,887	92,119
Cash and cash equivalents and restricted cash at beginning of period	$1,730,369	$1,607,131

Cash and cash equivalents at end of period	$1,636,093	$1,586,738
Restricted cash at end of period	119,517	80,570
Cash and cash equivalents and restricted cash at end of period	$1,755,610	$1,667,308

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $10,267 and $11,913	$50,394	$53,997
Cash payments for income taxes	$4,002	$6,089

Non-Cash Investing and Financing Activities:
Redeemable Class A unit measurement adjustment	$(126,936)	$267,170
Accrued capital expenditures included in accounts payable and accrued expenses	68,986	65,926
Write-off of fully depreciated assets	(30,782)	(45,115)
Reclassification from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	2,739	106,479
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of March 31, 2021. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
2.    COVID-19 Pandemic
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020, however, there continue to be limitations on occupancy and other restrictions that affect their ability to resume full operations.
•While our buildings remain open, many of our office tenants are working remotely.
•We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.
•We cancelled trade shows at theMART beginning late March of 2020 and expect to resume trade shows in the third quarter of 2021.
•As of April 30, 2021, approximately 70% of the 1,293 Building Maintenance Services LLC ("BMS") employees that had been placed on furlough in 2020 have returned to work.
While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants.
For the quarter ended March 31, 2021, we collected 96% of rent due from our tenants, comprised of 97% from our office tenants and 90% from our retail tenants.
Based on our assessment of the probability of rent collection of our lease receivables, we have written off $1,001,000 of receivables arising from the straight-lining of rents for the three months ended March 31, 2021. In addition, we have written off $2,910,000 of tenant receivables deemed uncollectible for the three months ended March 31, 2021. These write-offs resulted in a reduction of lease revenues and our share of income from partially owned entities. Prospectively, revenue recognition for lease receivables deemed uncollectible will be based on actual amounts received.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
3.    Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All inter-company amounts have been eliminated and all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
4.    Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board ("FASB") issued an update ("ASU 2020-04") establishing Accounting Standards Codification ("ASC") Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three months ended March 31, 2021 and 2020 is set forth in Note 19 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2021
	Total	New York	Other
Property rentals	$332,058	$261,691	$70,367
Trade shows(1)	—	—	—
Lease revenues(2)	332,058	261,691	70,367
Tenant services	7,259	5,009	2,250
Rental revenues	339,317	266,700	72,617
BMS cleaning fees	28,477	29,948	(1,471)	(3)
Management and leasing fees	5,369	5,522	(153)
Other income	6,814	1,801	5,013
Fee and other income	40,660	37,271	3,389
Total revenues	$379,977	$303,971	$76,006
____________________
See notes below.

(Amounts in thousands)	For the Three Months Ended March 31, 2020
	Total	New York	Other
Property rentals	$371,174	$298,612	$72,562
Hotel Pennsylvania(4)	8,741	8,741	—
Trade shows	11,303	—	11,303
Lease revenues(2)	391,218	307,353	83,865
Tenant services	10,056	7,380	2,676
Rental revenues	401,274	314,733	86,541
BMS cleaning fees	32,466	34,429	(1,963)	(3)
Management and leasing fees	2,867	2,874	(7)
Other income	7,925	3,579	4,346
Fee and other income	43,258	40,882	2,376
Total revenues	$444,532	$355,615	$88,917
____________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic.
(2)The components of lease revenues were as follows:

	For the Three Months Ended March 31,
	2021	2020
Fixed billings	$309,860	$354,314
Variable billings	31,649	45,221
Total contractual operating lease billings	341,509	399,535
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	(5,781)	(7,273)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(3,670)	(1,044)
Lease revenues	$332,058	$391,218
(3)Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.
(4)We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.

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
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.7% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (3.90% as of March 31, 2021) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020.
As of March 31, 2021, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $3,739,000, $339,516,000 below cost, and had remaining unfunded commitments of $29,194,000, of which our share was $9,266,000. As of December 31, 2020, those four real estate fund investments had an aggregate fair value of $3,739,000.
Below is a summary of income (loss) from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Net unrealized loss on held investments	$(494)	$(183,520)
Net investment income	325	57
Loss from real estate fund investments	(169)	(183,463)
Less loss attributable to noncontrolling interests in consolidated subsidiaries	429	127,305
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$260	$(56,158)
7.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of March 31, 2021, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion of preferred equity security interests in certain of the properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of March 31, 2021, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $399,434,000, the basis difference primarily resulting from non-cash impairment losses recognized during 2020. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
7.    Investments in Partially Owned Entities - continued
Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of March 31, 2021, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of March 31, 2021, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s March 31, 2021 closing share price of $277.30, was $458,673,000, or $375,445,000 in excess of the carrying amount on our consolidated balance sheet. As of March 31, 2021, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $38,430,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
One Park Avenue
On February 26, 2021, a joint venture in which we have a 55.0% interest completed a $525,000,000 refinancing of One Park Avenue, a 943,000 square foot Manhattan office building. The interest-only loan bears a rate of LIBOR plus 1.11% (1.21% as of March 31, 2021) and matures in March 2023, with three one-year extension options. We realized net proceeds of $105,000,000. The loan replaces the previous $300,000,000 loan that bore interest at LIBOR plus 1.75% and was scheduled to mature in March 2021.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2021	Balance as of
		March 31, 2021	December 31, 2020
Investments:
Fifth Avenue and Times Square JV (see page 23 for details):	51.5%	$2,787,865	$2,798,413
Partially owned office buildings/land(1)	Various	358,155	473,285
Alexander’s	32.4%	83,228	82,902
Other investments(2)	Various	134,409	136,507
		$3,363,657	$3,491,107

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(55,195)	$(55,340)
85 Tenth Avenue	49.9%	(15,728)	(13,080)
		$(70,923)	$(68,420)
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
7.    Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2021	For the Three Months Ended March 31,
		2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 23 for details):
Equity in net income	51.5%	$9,606	$5,496
Return on preferred equity, net of our share of the expense		9,226	9,166
		18,832	14,662
Alexander's (see page 24 for details):
Equity in net income	32.4%	5,729	1,416
Management, leasing and development fees		575	1,260
		6,304	2,676

Partially owned office buildings(1)	Various	5,972	1,322

Other investments(2)	Various	(2,035)	443

		$29,073	$19,103
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	March 31, 2021	December 31, 2020
Identified intangible assets:
Gross amount	$112,898	$116,969
Accumulated amortization	(90,508)	(93,113)
Total, net	$22,390	$23,856
Identified intangible liabilities (included in deferred revenue):
Gross amount	$272,337	$273,902
Accumulated amortization	(240,283)	(238,541)
Total, net	$32,054	$35,361
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $3,166,000 and $4,206,000 for the three months ended March 31, 2021 and 2020, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2022 is as follows:

(Amounts in thousands)
2022	$9,160
2023	6,620
2024	2,872
2025	1,444
2026	801
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,326,000 and $1,727,000 for the three months ended March 31, 2021 and 2020, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2022 is as follows:

(Amounts in thousands)
2022	$3,707
2023	3,620
2024	3,006
2025	2,132
2026	1,982

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Debt
Secured Debt
On March 7, 2021, we entered into an interest rate swap agreement for our $500,000,000 PENN 11 mortgage loan, to swap the interest rate on the mortgage loan from LIBOR plus 2.75% (2.85% as of March 31, 2021) to a fixed rate of 3.03% through March 2024.
On March 26, 2021, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.4 million square foot Manhattan office building. The interest-only loan bears a fixed rate of 3.23% and matures in April 2031. The loan replaces the previous $350,000,000 loan that bore interest at a fixed rate of 3.91% and was scheduled to mature in May 2021.
Unsecured Revolving Credit Facility
On April 15, 2021, we extended our $1.25 billion unsecured revolving credit facility from January 2023 (as fully extended) to April 2026 (as fully extended). The interest rate on the extended facility was lowered to LIBOR plus 0.90% from LIBOR plus 1.00%. The facility fee remains at 20 basis points. Our $1.50 billion unsecured revolving credit facility matures in March 2024 (as fully extended) and also has an interest rate of LIBOR plus 0.90% and a facility fee of 20 basis points.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at March 31, 2021	Balance as of
		March 31, 2021	December 31, 2020
Mortgages Payable:
Fixed rate	3.52%	$3,509,712	$3,012,643
Variable rate	1.77%	2,090,415	2,595,815
Total	2.87%	5,600,127	5,608,458
Deferred financing costs, net and other		(26,501)	(27,909)
Total, net		$5,573,626	$5,580,549
Unsecured Debt:
Senior unsecured notes	3.50%	$450,000	$450,000
Deferred financing costs, net and other		(3,112)	(3,315)
Senior unsecured notes, net		446,888	446,685

Unsecured term loan	3.70%	800,000	800,000
Deferred financing costs, net and other		(2,976)	(3,238)
Unsecured term loan, net		797,024	796,762

Unsecured revolving credit facilities	1.01%	575,000	575,000

Total, net		$1,818,912	$1,818,447

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$511,747	$888,915
Net income	329	390
Other comprehensive income (loss)	886	(2,983)
Distributions	(7,461)	(8,898)
Redemption of Class A units for Vornado common shares, at redemption value	(4,103)	(1,640)
Redeemable Class A unit measurement adjustment	126,936	(267,170)
Other, net	11,859	15,185
Ending balance	$640,193	$623,799
As of March 31, 2021 and December 31, 2020, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $635,658,000 and $507,212,000, respectively, based on Vornado's quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,249,000 and $50,002,000 as of March 31, 2021 and December 31, 2020, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
The consolidated joint venture in which we own a 95% interest is developing Farley Office and Retail (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets as of March 31, 2021 and December 31, 2020. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three months ended March 31, 2021.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended March 31, 2021
Beginning balance	$94,520
Net loss	(83)
Ending balance	$94,437

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
11.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended March 31,
	2021	2020
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.53	$0.66
Convertible Preferred(1):
6.5% Series A: authorized 13,402 and 15,540 shares/units(2)	0.8125	0.8125
Cumulative Redeemable Preferred(1):
5.70% Series K: authorized 12,000,000 shares/units(3)	0.3563	0.3563
5.40% Series L: authorized 13,800,000 shares/units(3)	0.3375	0.3375
5.25% Series M: authorized 13,800,000 shares/units(3)	0.3281	0.3281
5.25% Series N: authorized 12,000,000 shares/units(3)(4)	0.3281	N/A
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
(4)Issued in November 2020.

Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component.

(Amounts in thousands)	Total	Accumulated other comprehensive (loss) income of nonconsolidated subsidiaries	Interest rate swaps	Other
Balance as of December 31, 2020	$(75,099)	$(14,338)	$(66,098)	$5,337
Other comprehensive income (loss)	14,346	3,591	11,642	(887)
Balance as of March 31, 2021	$(60,753)	$(10,747)	$(54,456)	$4,450

Balance as of December 31, 2019	$(40,233)	$4	$(36,126)	$(4,111)
Other comprehensive (loss) income	(42,486)	8	(45,477)	2,983
Balance as of March 31, 2020	$(82,719)	$12	$(81,603)	$(1,128)

12.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of March 31, 2021 and December 31, 2020, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities). As of March 31, 2021 and December 31, 2020, the net carrying amount of our investments in these entities was $104,866,000 and $224,754,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of March 31, 2021, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,101,742,000 and $1,720,045,000, respectively. As of December 31, 2020, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,053,841,000 and $1,722,719,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) real estate fund investments, (ii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iii) loans receivable (for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10")), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($9,773 included in restricted cash and $98,116 in other assets)	107,889	66,250	—	41,639
Loans receivable ($43,849 included in investments in partially owned entities and $4,360 in other assets)	48,209	—	—	48,209
Interest rate swaps (included in other assets)	1,900	—	1,900	—
Total assets	$161,737	$66,250	$1,900	$93,587

Mandatorily redeemable instruments (included in other liabilities)	$50,249	$50,249	$—	$—
Interest rate swaps (included in other liabilities)	56,275	—	56,275	—
Total liabilities	$106,524	$50,249	$56,275	$—

(Amounts in thousands)	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($10,813 included in restricted cash and $94,751 in other assets)	105,564	65,636	—	39,928
Loans receivable ($43,008 included in investments in partially owned entities and $4,735 in other assets)	47,743	—	—	47,743
Interest rate swaps (included in other assets)	17	—	17	—
Total assets	$157,063	$65,636	$17	$91,410

Mandatorily redeemable instruments (included in other liabilities)	$50,002	$50,002	$—	$—
Interest rate swaps (included in other liabilities)	66,033	—	66,033	—
Total liabilities	$116,035	$50,002	$66,033	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments
As of March 31, 2021, we had four real estate fund investments with an aggregate fair value of $3,739,000, $339,516,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of assets)
Unobservable Quantitative Input	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Discount rates	7.1% to 15.0%	7.6% to 15.0%	11.9%	12.7%
Terminal capitalization rates	5.3% to 10.6%	5.5% to 10.3%	7.3%	7.9%
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
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$3,739	$222,649
Purchases/additional fundings	494	6,000
Net unrealized loss on held investments	(494)	(183,520)
Ending balance	$3,739	$45,129
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$39,928	$32,435
Purchases	449	1,293
Sales	(145)	(2,475)
Realized and unrealized gains (losses)	1,293	(1,229)
Other, net	114	544
Ending balance	$41,639	$30,568

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Loans Receivable
Loans receivable consist of loan investments in real estate related assets for which we have elected the fair value option under ASC 825-10. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Discount rates	6.5%	6.5%	6.5%	6.5%
Terminal capitalization rates	5.0%	5.0%	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Beginning balance	$47,743	$59,251
Credit losses	—	(7,261)
Interest accrual	841	—
Paydowns	(375)	—
Ending balance	$48,209	$51,990
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
The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of March 31, 2021 and December 31, 2020.

(Amounts in thousands)	As of March 31, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
PENN 11 mortgage loan interest rate swap(1)	$1,812	$500,000		L+275	2.85%	3.03%	3/24
Various interest rate caps	88	175,000
	$1,900	$675,000

Included in other liabilities:
Unsecured term loan interest rate swap	$49,827	$750,000	(2)	L+100	1.11%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	6,448	100,000		L+180	1.91%	4.14%	1/25
	$56,275	$850,000
____________________
(1)Entered into on March 7, 2021.
(2)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Derivatives and Hedging - continued

(Amounts in thousands)	As of December 31, 2020
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Various interest rate caps	$17	$175,000

Included in other liabilities:
Unsecured term loan interest rate swap	$57,723	$750,000	(1)	L+100	1.15%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	8,310	100,000		L+180	1.95%	4.14%	1/25
	$66,033	$850,000
____________________
(1)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of March 31, 2021. As of December 31, 2020, assets measured at fair value on a nonrecurring basis on our consolidated balance sheet consisted of real estate assets that have been written down to estimated fair value for impairment purposes. The impairment losses primarily relate to wholly owned street retail assets.
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

(Amounts in thousands)	As of March 31, 2021			As of December 31, 2020
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,275,625		$1,276,000	$1,476,427		$1,476,000
Debt:
Mortgages payable	$5,600,127		$5,624,000	$5,608,458		$5,612,000
Senior unsecured notes	450,000		474,000	450,000		476,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$7,425,127	(1)	$7,473,000	$7,433,458	(1)	$7,463,000
____________________
(1)Excludes $32,589 and $34,462 of deferred financing costs, net and other as of March 31, 2021 and December 31, 2020, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $21,225,000 and $25,765,000 for the three months ended March 31, 2021 and 2020, respectively.
2021 Outperformance Plan ("2021 OPP")
On January 12, 2021, the Compensation Committee of Vornado's Board of Trustees approved the 2021 OPP, a multi-year, $30,000,000 performance-based equity compensation plan. Awards under the 2021 OPP may potentially be earned if Vornado (i) achieves a total shareholder return ("TSR") greater than 28% over a four-year performance period (the “2021 OPP Absolute Component”), and /or (ii) achieves a TSR above the Index comprised 80% of the SNL US Office REIT Index and 20% of the SNL US Retail Index over the Performance Period (the “2021 OPP Relative Component”).
The value of awards under the 2021 OPP Absolute Component and 2021 OPP Relative Component will be calculated separately and will each be subject to an aggregate $30,000,000 maximum award cap for all participants. The two components will be added together to determine the aggregate award size, which shall also be subject to the aggregate $30,000,000 maximum award cap for all participants. In the event awards are earned under the 2021 OPP Absolute Component, but Vornado underperforms the Index by more than 200 basis points per annum over the Performance Period (800 basis points over the four years), the amount earned under the 2021 OPP Absolute Component will be reduced based on the degree by which the Index exceeds Vornado’s TSR with the maximum payout being 50% under the 2021 OPP Absolute Component. In the event awards are earned under the 2021 OPP Relative Component, but Vornado fails to achieve a TSR of at least 2% per annum, awards earned under the 2021 OPP Relative Component will be reduced on a ratable sliding scale based on Vornado’s absolute TSR performance, with the maximum payout being 50% under the 2021 OPP Relative Component in the event Vornado’s TSR during the four-year measurement period is 0% or negative. If the designated performance objectives are achieved, awards earned under 2021 OPP will vest 50% in year four and 50% in year five. In addition, all of Vornado’s senior executives are required to hold any earned and vested awards for one year following each such vesting date. Dividends on awards granted under the 2021 OPP accrue during the four-year performance period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.
15.    Interest and Other Investment Income (Loss), Net
The following table sets forth the details of interest and other investment income (loss), net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Interest on loans receivable	$560	$1,426
Interest on cash and cash equivalents and restricted cash	62	3,966
Credit losses on loans receivable	—	(7,261)
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	(4,938)
Other, net	900	903
Total	$1,522	$(5,904)

16.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Interest expense	$55,651	$66,635
Capitalized interest and debt expense	(10,267)	(12,055)
Amortization of deferred financing costs	4,680	4,262
	$50,064	$58,842

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Vornado	$20,550	$17,494
Preferred share dividends	(16,467)	(12,531)
Net income attributable to common shareholders	4,083	4,963
Earnings allocated to unvested participating securities	(9)	(51)
Numerator for diluted income per share	$4,074	$4,912

Denominator:
Denominator for basic income per share – weighted average shares	191,418	191,038
Effect of dilutive securities(1):
Out-Performance Plan units	608	—
AO LTIP units	4	—
Employee stock options and restricted stock awards	1	75
Denominator for diluted income per share – weighted average shares and assumed conversions	192,031	191,113

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.02	$0.03

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.02	$0.03
____________________
(1)The effect of dilutive securities excluded an aggregate of 13,485 and 13,543 weighted average common share equivalents for the three months ended March 31, 2021 and 2020, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
17.    Income Per Share/Income Per Class A Unit - continued
Vornado Realty L.P.
The following table presents the calculations of (i) basic income per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted income per Class A unit which includes the weighted average Class A units and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include Vornado restricted stock awards, OP Units and OPPs, based on the two-class method. Other potential dilutive unit equivalents such as Vornado stock options, AO LTIP Units and Performance Conditioned AO LTIP Units are included in the computation of diluted income per unit ("EPU") using the treasury stock method, while the dilutive effect of our Series A convertible preferred units is reflected in diluted EPU by application of the if-converted method.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Vornado Realty L.P.	$20,879	$17,884
Preferred unit distributions	(16,508)	(12,572)
Net income attributable to Class A unitholders	4,371	5,312
Earnings allocated to unvested participating securities	(721)	(4,918)
Numerator for diluted income per Class A unit	$3,650	$394

Denominator:
Denominator for basic income per Class A unit – weighted average units	204,072	203,370
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units, AO LTIP Units and OPPs	829	146
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	204,901	203,516

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.02	$—

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.02	$—
____________________
(1)The effect of dilutive securities excluded an aggregate of 615 and 1,140 weighted average Class A unit equivalents for the three months ended March 31, 2021 and 2020, respectively, as their effect was anti-dilutive.

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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. In December 2020, following a trial, the court issued a tentative ruling in our favor and on April 7, 2021 the court issued a written proposed statement of decision and proposed judgement in our favor. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent, in Luxembourg and other jurisdictions.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right to use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we have not paid the monthly rents due under the non-recourse lease. As of March 31, 2021, we have a $48,036,000 lease liability and a $34,400,000 right-of-use asset recorded for this lease.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of March 31, 2021, the aggregate dollar amount of these guarantees and master leases is approximately $1,724,000,000.
As of March 31, 2021, $13,549,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) is developing Farley Office and Retail. In connection with the development of the property, the joint venture took in a historic Tax Credit Investor. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2021, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the March 31, 2021 fair value of the Fund assets, at liquidation we would be required to make a $29,400,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of March 31, 2021, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,700,000.
As of March 31, 2021, we have construction commitments aggregating approximately $441,000,000.
19.    Segment Information
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Segment Information - continued
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three months ended March 31, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$26,993	$(104,503)
Depreciation and amortization expense	95,354	92,793
General and administrative expense	44,186	52,834
Transaction related costs and other	843	71
Income from partially owned entities	(29,073)	(19,103)
Loss from real estate fund investments	169	183,463
Interest and other investment (income) loss, net	(1,522)	5,904
Interest and debt expense	50,064	58,842
Net gains on disposition of wholly owned and partially owned assets	—	(68,589)
Income tax expense	1,984	12,813
NOI from partially owned entities	78,756	81,881
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,646)	(15,493)
NOI at share	250,108	280,913
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(1,198)	3,076
NOI at share - cash basis	$248,910	$283,989

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended March 31, 2021
	Total	New York	Other
Total revenues	$379,977	$303,971	$76,006
Operating expenses	(190,979)	(160,985)	(29,994)
NOI - consolidated	188,998	142,986	46,012
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,646)	(8,621)	(9,025)
Add: NOI from partially owned entities	78,756	76,773	1,983
NOI at share	250,108	211,138	38,970
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,198)	(973)	(225)
NOI at share - cash basis	$248,910	$210,165	$38,745

(Amounts in thousands)	For the Three Months Ended March 31, 2020
	Total	New York	Other
Total revenues	$444,532	$355,615	$88,917
Operating expenses	(230,007)	(183,031)	(46,976)
NOI - consolidated	214,525	172,584	41,941
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(8,433)	(7,060)
Add: NOI from partially owned entities	81,881	78,408	3,473
NOI at share	280,913	242,559	38,354
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	3,076	1,106	1,970
NOI at share - cash basis	$283,989	$243,665	$40,324

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of March 31, 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of March 31, 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2021

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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, which are highly uncertain at this time but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2021. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview

Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of March 31, 2021. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We compete with a large number of real estate investors, property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding these factors.
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020, however, there continue to be limitations on occupancy and other restrictions that affect their ability to resume full operations.
•While our buildings remain open, many of our office tenants are working remotely.
•We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.
•We cancelled trade shows at theMART beginning late March of 2020 and expect to resume trade shows in the third quarter of 2021.
•As of April 30, 2021, approximately 70% of the 1,293 Building Maintenance Services LLC ("BMS") employees that had been placed on furlough in 2020 have returned to work.
While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants.
For the quarter ended March 31, 2021, we collected 96% of rent due from our tenants, comprised of 97% from our office tenants and 90% from our retail tenants.
Based on our assessment of the probability of rent collection of our lease receivables, we have written off $1,001,000 of receivables arising from the straight-lining of rents for the three months ended March 31, 2021. In addition, we have written off $2,910,000 of tenant receivables deemed uncollectible for the three months ended March 31, 2021. These write-offs resulted in a reduction of lease revenues and our share of income from partially owned entities. Prospectively, revenue recognition for lease receivables deemed uncollectible will be based on actual amounts received.
In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that have occurred and may continue to occur, the impact of the COVID-19 pandemic on our financial condition and operating results remains highly uncertain but that impact has been and may continue to be material. The impact on us includes lower rental income and potentially lower occupancy levels at our properties which will result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders and unitholders. We have experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the closure of Hotel Pennsylvania, the cancellation of trade shows at theMART, and lower revenues from BMS and signage. The value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and that impact could be material.

Overview - continued
Vornado Realty Trust
Quarter Ended March 31, 2021 Financial Results Summary
Net income attributable to common shareholders for the quarter ended March 31, 2021 was $4,083,000, or $0.02 per diluted share, compared to $4,963,000, or $0.03 per diluted share, for the prior year’s quarter. The quarters ended March 31, 2021 and 2020 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the quarter ended March 31, 2021 by $8,363,000, or $0.04 per diluted share, and $26,984,000, or $0.14 per diluted share, for the quarter ended March 31, 2020.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2021 was $118,407,000, or $0.62 per diluted share, compared to $130,360,000, or $0.68 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2021 and 2020 include certain items that impact the comparability of period to period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2021 by $5,952,000, or $0.03 per diluted share, and $16,469,000, or $0.09 per diluted share, for the quarter ended March 31, 2020.
The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Certain expense (income) items that impact net income attributable to common shareholders:
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	$8,990	$12,393
Our share of (income) loss from real estate fund investments	(260)	56,158
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	—	(59,911)
Credit losses on loans receivable	—	7,261
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (sold on January 23, 2020)	—	4,938
Other	194	7,896
	8,924	28,735
Noncontrolling interests' share of above adjustments	(561)	(1,751)
Total of certain expense (income) items that impact net income attributable to common shareholders	$8,363	$26,984
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	$6,228	$9,825
Our share of (income) loss from real estate fund investments	(260)	56,158
After-tax net gain on sale of 220 CPS condominium units	—	(59,911)
Credit losses on loans receivable	—	7,261
Other	383	4,205
	6,351	17,538
Noncontrolling interests' share of above adjustments	(399)	(1,069)
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$5,952	$16,469

Overview - continued
Vornado Realty Trust and Vornado Realty L.P.
Same Store Net Operating Income (“NOI”) At Share
The percentage (decrease) increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

Three months ended March 31, 2021 compared to March 31, 2020	Total	New York	theMART	555 California Street
Same store NOI at share % (decrease) increase	(8.4)%	(8.9)%	(12.5)%	4.7%
Same store NOI at share - cash basis % (decrease) increase	(7.4)%	(6.9)%	(19.9)%	3.4%
Calculations of same store NOI at share, reconciliations of our net income (loss) to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financings
One Park Avenue
On February 26, 2021, a joint venture in which we have a 55.0% interest completed a $525,000,000 refinancing of One Park Avenue, a 943,000 square foot Manhattan office building. The interest-only loan bears a rate of LIBOR plus 1.11% (1.21% as of March 31, 2021) and matures in March 2023, with three one-year extension options. We realized net proceeds of $105,000,000. The loan replaces the previous $300,000,000 loan that bore interest at LIBOR plus 1.75% and was scheduled to mature in March 2021.
PENN 11
On March 7, 2021, we entered into an interest rate swap agreement for our $500,000,000 PENN 11 mortgage loan, to swap the interest rate on the mortgage loan from LIBOR plus 2.75% (2.85% as of March 31, 2021) to a fixed rate of 3.03% through March 2024.
909 Third Avenue
On March 26, 2021, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.4 million square foot Manhattan office building. The interest-only loan bears a fixed rate of 3.23% and matures in April 2031. The loan replaces the previous $350,000,000 loan that bore interest at a fixed rate of 3.91% and was scheduled to mature in May 2021.
Unsecured Revolving Credit Facility
On April 15, 2021, we extended our $1.25 billion unsecured revolving credit facility from January 2023 (as fully extended) to April 2026 (as fully extended). The interest rate on the extended facility was lowered to LIBOR plus 0.90% from LIBOR plus 1.00%. The facility fee remains at 20 basis points. Our $1.50 billion unsecured revolving credit facility matures in March 2024 (as fully extended) and also has an interest rate of LIBOR plus 0.90% and a facility fee of 20 basis points.
Leasing Activity
The leasing activity and related statistics discussed below are based on leases signed during the period and are not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Second generation relet space represents square footage that has not been vacant for more than nine months and tenant improvements and leasing commissions are based on our share of square feet leased during the period.
•208,000 square feet of New York Office space (147,000 square feet at share) at an initial rent of $79.35 per square foot and a weighted average lease term of 15.5 years. The changes in the GAAP and cash mark-to-market rent on the 54,000 square feet of second generation space were positive 3.8% and 0.1%, respectively. Tenant improvements and leasing commissions were $10.45 per square foot per annum, or 13.2% of initial rent.
•46,000 square feet of New York Retail space (36,000 square feet at share) at an initial rent of $253.39 per square foot and a weighted average lease term of 9.1 years. The changes in the GAAP and cash mark-to-market rent on the 12,000 square feet of second generation space were positive 32.2% and 9.4%, respectively. Tenant improvements and leasing commissions were $15.71 per square foot per annum, or 6.2% of initial rent.
•85,000 square feet at theMART (all at share) at an initial rent of $52.76 per square foot and a weighted average lease term of 3.2 years. The changes in the GAAP and cash mark-to-market rent on the 83,000 square feet of second generation space were negative 4.3% and 2.6%, respectively. Tenant improvements and leasing commissions were $2.82 per square foot per annum, or 5.3% of initial rent.

Overview - continued
Square Footage (in service) and Occupancy as of March 31, 2021

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	33	18,367	15,419	93.1%
Retail (includes retail properties that are in the base of our office properties)	65	2,223	1,746	76.6%
Residential - 1,677 units	9	1,525	793	89.4%
Alexander's, including 312 residential units	7	2,219	718	95.2%
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	1	—	—
		24,334	18,676	91.6%
Other:
theMART	4	3,692	3,683	88.9%
555 California Street	3	1,740	1,219	97.8%
Other	11	2,489	1,154	92.7%
		7,921	6,056

Total square feet as of March 31, 2021		32,255	24,732

Square Footage (in service) and Occupancy as of December 31, 2020

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	33	18,361	15,413	93.4%
Retail (includes retail properties that are in the base of our office properties)	65	2,275	1,805	78.8%
Residential - 1,677 units	9	1,526	793	83.9%
Alexander's, including 312 residential units	7	2,366	766	96.7%
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	1	—	—
		24,528	18,777	92.1%
Other:
theMART	4	3,692	3,683	89.5%
555 California Street	3	1,741	1,218	98.4%
Other	11	2,489	1,154	92.8%
		7,922	6,055

Total square feet as of December 31, 2020		32,450	24,832
Critical Accounting Policies
A summary of our critical accounting policies is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. For the three months ended March 31, 2021, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended March 31, 2021 and 2020
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. NOI at share - cash basis includes rent that has been deferred as a result of the COVID-19 pandemic.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended March 31, 2021
	Total	New York	Other
Total revenues	$379,977	$303,971	$76,006
Operating expenses	(190,979)	(160,985)	(29,994)
NOI - consolidated	188,998	142,986	46,012
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,646)	(8,621)	(9,025)
Add: NOI from partially owned entities	78,756	76,773	1,983
NOI at share	250,108	211,138	38,970
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,198)	(973)	(225)
NOI at share - cash basis	$248,910	$210,165	$38,745

(Amounts in thousands)	For the Three Months Ended March 31, 2020
	Total	New York	Other
Total revenues	$444,532	$355,615	$88,917
Operating expenses	(230,007)	(183,031)	(46,976)
NOI - consolidated	214,525	172,584	41,941
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,493)	(8,433)	(7,060)
Add: NOI from partially owned entities	81,881	78,408	3,473
NOI at share	280,913	242,559	38,354
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	3,076	1,106	1,970
NOI at share - cash basis	$283,989	$243,665	$40,324

NOI At Share by Segment for the Three Months Ended March 31, 2021 and 2020 - continued

The elements of our New York and Other NOI at share for the three months ended March 31, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
New York:
Office(1)(2)	$166,635	$183,205
Retail	36,702	52,018
Residential	4,456	6,200
Alexander's	10,489	10,492
Hotel Pennsylvania(3)	(7,144)	(9,356)
Total New York	211,138	242,559

Other:
theMART(4)	18,107	21,113
555 California Street	16,064	15,231
Other investments	4,799	2,010
Total Other	38,970	38,354

NOI at share	$250,108	$280,913
___________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
New York:
Office(1)	$167,096	$187,035
Retail	34,876	49,041
Residential	4,011	5,859
Alexander's	11,349	11,094
Hotel Pennsylvania(3)	(7,167)	(9,364)
Total New York	210,165	243,665

Other:
theMART(4)	17,840	22,705
555 California Street	15,855	15,435
Other investments	5,050	2,184
Total Other	38,745	40,324

NOI at share - cash basis	$248,910	$283,989
___________________
(1)2021 includes $2,364 of write-offs of tenant receivables deemed uncollectible.
(2)2021 includes $820 of non-cash write-offs of receivables arising from the straight-lining of rents.
(3)We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.
(4)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic.

Reconciliation of Net Income (Loss) to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended March 31, 2021 and 2020

Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three months ended March 31, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$26,993	$(104,503)
Depreciation and amortization expense	95,354	92,793
General and administrative expense	44,186	52,834
Transaction related costs and other	843	71
Income from partially owned entities	(29,073)	(19,103)
Loss from real estate fund investments	169	183,463
Interest and other investment (income) loss, net	(1,522)	5,904
Interest and debt expense	50,064	58,842
Net gains on disposition of wholly owned and partially owned assets	—	(68,589)
Income tax expense	1,984	12,813
NOI from partially owned entities	78,756	81,881
NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,646)	(15,493)
NOI at share	250,108	280,913
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(1,198)	3,076
NOI at share - cash basis	$248,910	$283,989
NOI At Share by Region

	For the Three Months Ended March 31,
	2021	2020
Region:
New York City metropolitan area	86%	87%
Chicago, IL	7%	8%
San Francisco, CA	7%	5%
	100%	100%

Results of Operations – Three Months Ended March 31, 2021 Compared to March 31, 2020

Revenues
Our revenues were $379,977,000 for the three months ended March 31, 2021 compared to $444,532,000 for the prior year’s quarter, a decrease of $64,555,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(6,869)	$(7,012)	$143
Development and redevelopment	(12,574)	(12,574)	—
Hotel Pennsylvania(1)	(9,518)	(9,518)	—
Trade shows(2)	(11,303)	—	(11,303)
Same store operations	(21,693)	(18,929)	(2,764)
	(61,957)	(48,033)	(13,924)
Fee and other income:
BMS cleaning fees	(3,989)	(4,481)	492
Management and leasing fees	2,502	2,648	(146)
Other income	(1,111)	(1,778)	667
	(2,598)	(3,611)	1,013

Total decrease in revenues	$(64,555)	$(51,644)	$(12,911)
______________________
See notes below.
Expenses
Our expenses were $334,607,000 for the three months ended March 31, 2021, compared to $364,460,000 for the prior year’s quarter, a decrease of $29,853,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total		New York	Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(1,270)		$(1,270)	$—
Development and redevelopment	(6,779)		(6,779)	—
Non-reimbursable expenses	2,438		2,281	157
Hotel Pennsylvania(1)	(11,730)		(11,730)	—
Trade shows(2)	(10,869)		—	(10,869)
BMS expenses	(4,351)		(4,843)	492
Same store operations	(6,467)		295	(6,762)
	(39,028)		(22,046)	(16,982)
Depreciation and amortization:
Acquisitions, dispositions and other	(237)		(237)	—
Development and redevelopment	(4,305)		(4,305)	—
Same store operations	7,103		7,482	(379)
	2,561		2,940	(379)

General and administrative	(8,648)	(3)	(3,176)	(5,472)

Expense from deferred compensation plan liability	14,490		—	14,490

Transaction related costs	772		—	772

Total decrease in expenses	$(29,853)		$(22,282)	$(7,571)
______________________
(1)We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.
(2)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic.
(3)Primarily due to the overhead reduction program previously announced in December 2020.

Results of Operations – Three Months Ended March 31, 2021 Compared to March 31, 2020 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities for the three months ended March 31, 2021 and 2020.

(Amounts in thousands)	Percentage Ownership at March 31, 2021	For the Three Months Ended March 31,
		2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$9,606	$5,496
Return on preferred equity, net of our share of the expense		9,226	9,166
		18,832	14,662
Alexander's	32.4%	6,304	2,676
Partially owned office buildings(1)	Various	5,972	1,322
Other investments(2)	Various	(2,035)	443
		$29,073	$19,103
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income (Loss) from Real Estate Fund Investments
    Below are the components of the income (loss) from our real estate fund investments for the three months ended March 31, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Net unrealized loss on held investments	$(494)	$(183,520)
Net investment income	325	57
Loss from real estate fund investments	(169)	(183,463)
Less loss attributable to noncontrolling interests in consolidated subsidiaries	429	127,305
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$260	$(56,158)
Interest and Other Investment Income (Loss), Net
    Below are the components of interest and other investment income (loss), net for the three months ended March 31, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended March 31,
	2021	2020
Interest on loans receivable	$560	$1,426
Interest on cash and cash equivalents and restricted cash	62	3,966
Credit losses on loans receivable	—	(7,261)
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	(4,938)
Other, net	900	903
Total	$1,522	$(5,904)

Results of Operations – Three Months Ended March 31, 2021 Compared to March 31, 2020 - continued
Interest and Debt Expense
Interest and debt expense for the three months ended March 31, 2021 was $50,064,000 compared to $58,842,000 for the prior year’s quarter, a decrease of $8,778,000. This decrease was primarily due to $6,595,000 of lower interest expense resulting from lower average interest rates on our variable rate loans and $3,340,000 of lower interest expense due to the interest rate swaps for certain of our mortgage loans maturing in the latter part of 2020, partially offset by $1,788,000 of lower capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition wholly owned and partially owed assets for the three months ended March 31, 2020 were $68,589,000 due to net gains on sale of 220 CPS condominium units.
Income Tax Expense
Income tax expense for the three months ended March 31, 2021 was $1,984,000 compared to $12,813,000 for the prior year’s quarter, a decrease of $10,829,000. This decrease was primarily due to lower income tax expense from the sale of 220 CPS condominium units.
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $6,114,000 for the three months ended March 31, 2021, compared to a loss of $122,387,000 for the prior year’s quarter, an increase in income of $128,501,000. This increase resulted primarily from a decrease in net loss allocated to the noncontrolling interests of our real estate fund investments.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $329,000 for the three months ended March 31, 2021, compared to $390,000 for the prior year’s quarter, a decrease of $61,000. This decrease resulted primarily from lower net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $16,467,000 for the three months ended March 31, 2021, compared to $12,531,000 for the prior year’s quarter, an increase of $3,936,000 due to the issuance of 5.25% Series N cumulative redeemable preferred shares in November 2020.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $16,508,000 for the three months ended March 31, 2021, compared to $12,572,000 for the prior year’s quarter, an increase of $3,936,000 due to the issuance of 5.25% Series N cumulative redeemable preferred units in November 2020.

Results of Operations – Three Months Ended March 31, 2021 Compared to March 31, 2020 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2021 compared to March 31, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the three months ended March 31, 2021	$250,108	$211,138	$18,107	$16,064	$4,799
Less NOI at share from:
Development properties	(6,287)	(6,287)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	7,144	7,144	—	—	—
Other non-same store income, net	(5,090)	(291)	—	—	(4,799)
Same store NOI at share for the three months ended March 31, 2021	$245,875	$211,704	$18,107	$16,064	$—

NOI at share for the three months ended March 31, 2020	$280,913	$242,559	$21,113	$15,231	$2,010
Less NOI at share from:
Development properties	(13,171)	(13,171)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	9,356	9,356	—	—	—
Other non-same store (income) expense, net	(8,741)	(6,424)	(422)	115	(2,010)
Same store NOI at share for the three months ended March 31, 2020	$268,357	$232,320	$20,691	$15,346	$—

(Decrease) increase in same store NOI at share	$(22,482)	$(20,616)	$(2,584)	$718	$—

% (decrease) increase in same store NOI at share	(8.4)%	(8.9)%	(12.5)%	4.7%	—%

Results of Operations – Three Months Ended March 31, 2021 Compared to March 31, 2020 - continued
Same Store Net Operating Income At Share - continued
    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2021 compared to March 31, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2021	$248,910	$210,165	$17,840	$15,855	$5,050
Less NOI at share - cash basis from:
Development properties	(7,268)	(7,268)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	7,167	7,167	—	—	—
Other non-same store income, net	(5,622)	(572)	—	—	(5,050)
Same store NOI at share - cash basis for the three months ended March 31, 2021	$243,187	$209,492	$17,840	$15,855	$—

NOI at share - cash basis for the three months ended March 31, 2020	$283,989	$243,665	$22,705	$15,435	$2,184
Less NOI at share - cash basis from:
Development properties	(17,168)	(17,168)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	9,364	9,364	—	—	—
Other non-same store income, net	(13,557)	(10,848)	(422)	(103)	(2,184)
Same store NOI at share - cash basis for the three months ended March 31, 2020	$262,628	$225,013	$22,283	$15,332	$—

(Decrease) increase in same store NOI at share - cash basis	$(19,441)	$(15,521)	$(4,443)	$523	$—

% (decrease) increase in same store NOI at share - cash basis	(7.4)%	(6.9)%	(19.9)%	3.4%	—%

Liquidity and Capital Resources
Rental revenue is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs. We have experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the closure of Hotel Pennsylvania, the cancellation of trade shows at theMART, and lower revenues from BMS and signage. For the quarter ended March 31, 2021, we collected 96% of rent due from our tenants, comprised of 97% from our office tenants and 90% from our retail tenants. While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.
As of March 31, 2021, we have $4.0 billion of liquidity comprised of $1.8 billion of cash and cash equivalents and restricted cash and $2.175 billion available on our $2.75 billion revolving credit facilities. The challenges posed by the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for development expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales. Consequently, the Company will continue to evaluate its liquidity and financial position on an ongoing basis.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources - continued
Cash Flows for the Three Months Ended March 31, 2021 and 2020
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2021	2020
Net cash provided by operating activities	$224,185	$51,448	$172,737
Net cash used in investing activities	(56,539)	(99,339)	42,800
Net cash (used in) provided by financing activities	(142,405)	108,068	(250,473)
Cash and cash equivalents and restricted cash was $1,755,610,000 as of March 31, 2021, a $25,241,000 increase from the balance as of December 31, 2020.
Net cash provided by operating activities of $224,185,000 for the three months ended March 31, 2021 was comprised of $187,755,000 of cash from operations, including distributions of income from partially owned entities of $61,157,000, and a net increase of $36,430,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the net cash used in investing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2021	2020
Development costs and construction in progress	$(130,318)	$(169,845)	$39,527
Distributions of capital from partially owned entities	106,005	1,090	104,915
Additions to real estate	(27,410)	(49,251)	21,841
Investments in partially owned entities	(4,816)	(2,130)	(2,686)
Proceeds from sale of condominium units at 220 Central Park South	—	191,216	(191,216)
Moynihan Train Hall expenditures	—	(98,794)	98,794
Proceeds from sales of marketable securities	—	28,375	(28,375)
Net cash used in investing activities	$(56,539)	$(99,339)	$42,800
The following table details the net cash (used in) provided by financing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		(Decrease) Increase in Cash Flow
	2021	2020
Repayments of borrowings	$(358,331)	$(2,150)	$(356,181)
Proceeds from borrowings	350,000	553,062	(203,062)
Dividends paid on common shares/Distributions to Vornado	(101,467)	(498,486)	397,019
Dividends paid on preferred shares/Distributions to preferred unitholders	(16,467)	(12,531)	(3,936)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(13,338)	(40,045)	26,707
Debt issuance costs	(2,904)	(124)	(2,780)
Proceeds received from exercise of Vornado stock options and other	215	4,899	(4,684)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(113)	(137)	24
Moynihan Train Hall reimbursement from Empire State Development	—	98,794	(98,794)
Contributions from noncontrolling interests in consolidated subsidiaries	—	4,786	(4,786)
Net cash (used in) provided by financing activities	$(142,405)	$108,068	$(250,473)

Liquidity and Capital Resources - continued
Capital Expenditures for the Three Months Ended March 31, 2021
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the three months ended March 31, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$15,072	$12,868	$1,661	$543
Tenant improvements	8,458	6,365	2,093	—
Leasing commissions	8,799	2,525	71	6,203
Recurring tenant improvements, leasing commissions and other capital expenditures	32,329	21,758	3,825	6,746
Non-recurring capital expenditures	1,901	1,901	—	—
Total capital expenditures and leasing commissions	$34,230	$23,659	$3,825	$6,746
Development and Redevelopment Expenditures for the Three Months Ended March 31, 2021
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property, including capitalized interest, debt and operating costs until the property is substantially completed and ready for its intended use. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000. As of March 31, 2021, $834,360,000 has been expended, which has been reduced by $88,000,000 of historic tax credit investor contributions (at our share).
PENN 1
We are redeveloping PENN 1, a 2,546,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN 1. Skanska USA Civil Northeast, Inc. will perform the redevelopment under a fixed price contract for $396,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. The total development cost of our PENN 1 project is estimated to be $450,000,000. As of March 31, 2021, $206,563,000 has been expended.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $96,964,000 has been expended as of March 31, 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $26,533,000 has been expended as of March 31, 2021.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Three Months Ended March 31, 2021 - continued
Below is a summary of amounts paid for development and redevelopment expenditures for the three months ended March 31, 2021. These expenditures include interest and debt expense of $10,267,000, payroll of $2,558,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $23,895,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$62,146	$62,146	$—	$—	$—
PENN 1	35,473	35,473	—	—	—
PENN 2	12,494	12,494	—	—	—
220 CPS	8,079	—	—	—	8,079
345 Montgomery Street	1,382	—	—	1,382	—
Other	10,744	10,576	168	—	—
	$130,318	$120,689	$168	$1,382	$8,079
Capital Expenditures for the Three Months Ended March 31, 2020
Below is a summary of amounts paid for capital expenditures and leasing commissions for the three months ended March 31, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$20,743	$18,012	$1,923	$808
Tenant improvements	20,223	17,316	776	2,131
Leasing commissions	11,137	7,237	3,153	747
Recurring tenant improvements, leasing commissions and other capital expenditures	52,103	42,565	5,852	3,686
Non-recurring capital expenditures	6,753	6,748	5	—
Total capital expenditures and leasing commissions	$58,856	$49,313	$5,857	$3,686
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

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$69,540	$69,540	$—	$—	$—
220 CPS	29,331	—	—	—	29,331
PENN 1	28,024	28,024	—	—	—
PENN 2	20,507	20,507	—	—	—
345 Montgomery Street	6,798	—	—	6,798	—
Other	15,645	14,721	576	—	348
	$169,845	$132,792	$576	$6,798	$29,679

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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. In December 2020, following a trial, the court issued a tentative ruling in our favor and on April 7, 2021 the court issued a written proposed statement of decision and proposed judgement in our favor. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent, in Luxembourg and other jurisdictions.
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right to use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we have not paid the monthly rents due under the non-recourse lease. As of March 31, 2021, we have a $48,036,000 lease liability and a $34,400,000 right-of-use asset recorded for this lease.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of March 31, 2021, the aggregate dollar amount of these guarantees and master leases is approximately $1,724,000,000.
As of March 31, 2021, $13,549,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related) is developing Farley Office and Retail. In connection with the development of the property, the joint venture took in a historic Tax Credit Investor. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2021, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the March 31, 2021 fair value of the Fund assets, at liquidation we would be required to make a $29,400,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of March 31, 2021, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,700,000.
As of March 31, 2021, we have construction commitments aggregating approximately $441,000,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciable real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because they exclude the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 17 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 35 of this Quarterly Report on Form 10-Q.
FFO attributable to common shareholders plus assumed conversions was $118,407,000, or $0.62 per diluted share for the three months ended March 31, 2021, compared to $130,360,000, or $0.68 per diluted share, for the prior year’s three months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2021	2020
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$4,083	$4,963
Per diluted share	$0.02	$0.03

FFO adjustments:
Depreciation and amortization of real property	$87,719	$85,136
Decrease in fair value of marketable securities	—	4,938
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	34,858	40,423
(Increase) decrease in fair value of marketable securities	(189)	3,691
	122,388	134,188
Noncontrolling interests' share of above adjustments	(8,075)	(8,804)
FFO adjustments, net	$114,313	$125,384

FFO attributable to common shareholders	$118,396	$130,347
Convertible preferred share dividends	11	13
FFO attributable to common shareholders plus assumed conversions	$118,407	$130,360
Per diluted share	$0.62	$0.68

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,418	191,038
Effect of dilutive securities:
Out-Performance Plan units	608	—
Convertible preferred shares	26	30
AO LTIPs	4	—
Employee stock options and restricted share awards	1	75
Denominator for FFO per diluted share	192,057	191,143

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2021			2020
	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$2,715,415	1.59%	$27,154	$3,220,815	1.83%
Fixed rate	4,709,712	3.57%	—	4,212,643	3.70%
	$7,425,127	2.85%	27,154	$7,433,458	2.89%
Pro rata share of debt of non-consolidated entities(1):
Variable rate	$1,510,088	1.64%	15,101	$1,384,710	1.80%
Fixed rate	1,488,356	3.76%	—	1,488,464	3.76%
	$2,998,444	2.69%	15,101	$2,873,174	2.81%
Noncontrolling interests' share of consolidated subsidiaries			(371)
Total change in annual net income attributable to the Operating Partnership			41,884
Noncontrolling interests’ share of the Operating Partnership			(2,764)
Total change in annual net income attributable to Vornado			$39,120
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.20
Total change in annual net income attributable to Vornado per diluted share			$0.20
____________________
(1)Our pro rata share of debt of non-consolidated entities is net of $16,200, our share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt. On April 7, 2021, Alexander's used its participation in the loan to reduce the loan balance.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2021, the estimated fair value of our consolidated debt was $7,473,000,000.
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of March 31, 2021.

(Amounts in thousands)	As of March 31, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
PENN 11 mortgage loan interest rate swap(1)	$1,812	$500,000		L+275	2.85%	3.03%	3/24
Various interest rate caps	88	175,000
	$1,900	$675,000

Included in other liabilities:
Unsecured term loan interest rate swap	$49,827	$750,000	(2)	L+100	1.11%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	6,448	100,000		L+180	1.91%	4.14%	1/25
	$56,275	$850,000
____________________
(1)Entered into on March 7, 2021.
(2)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, such disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended March 31, 2021, we issued 534,076 Class A units in connection with the exercise of awards pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options, and consideration received included $215,234 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101	—	The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.
104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: May 3, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: May 3, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)