Form 10-Q
period 2021-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2021-08-02
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2021
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of June 30, 2021, 191,560,756 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
•Note 19. Income (Loss) Per Share/Income (Loss) Per Class A Unit
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	June 30, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land	$2,394,865	$2,420,054
Buildings and improvements	7,910,088	7,933,030
Development costs and construction in progress	1,832,997	1,604,637
Leasehold improvements and equipment	133,379	130,222
Total	12,271,329	12,087,943
Less accumulated depreciation and amortization	(3,269,196)	(3,169,446)
Real estate, net	9,002,133	8,918,497
Right-of-use assets	365,219	367,365
Cash and cash equivalents	2,172,195	1,624,482
Restricted cash	145,142	105,887
Tenant and other receivables	62,294	77,658
Investments in partially owned entities	3,355,401	3,491,107
Real estate fund investments	3,739	3,739
220 Central Park South condominium units ready for sale	90,498	128,215
Receivable arising from the straight-lining of rents	661,552	674,075
Deferred leasing costs, net of accumulated amortization of $201,522 and $196,972	370,169	372,919
Identified intangible assets, net of accumulated amortization of $91,187 and $93,113	21,347	23,856
Other assets	407,104	434,022
	$16,656,793	$16,221,822
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,547,605	$5,580,549
Senior unsecured notes, net	1,189,861	446,685
Unsecured term loan, net	797,287	796,762
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	400,584	401,008
Accounts payable and accrued expenses	399,497	427,202
Deferred revenue	33,965	40,110
Deferred compensation plan	107,237	105,564
Other liabilities	287,756	294,520
Total liabilities	9,338,792	8,667,400
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,932,635 and 13,583,607 units outstanding	650,236	507,212
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	654,771	511,747
Redeemable noncontrolling interest in a consolidated subsidiary	94,913	94,520
Total redeemable noncontrolling interests	749,684	606,267
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,793,402 shares	1,182,291	1,182,339
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,560,756 and 191,354,679 shares	7,641	7,633
Additional capital	8,069,033	8,192,507
Earnings less than distributions	(2,925,161)	(2,774,182)
Accumulated other comprehensive loss	(51,437)	(75,099)
Total shareholders' equity	6,282,367	6,533,198
Noncontrolling interests in consolidated subsidiaries	285,950	414,957
Total equity	6,568,317	6,948,155
	$16,656,793	$16,221,822
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Rental revenues	$339,596	$315,194	$678,913	$716,468
Fee and other income	39,345	27,832	80,005	71,090
Total revenues	378,941	343,026	758,918	787,558
EXPENSES:
Operating	(190,920)	(174,425)	(381,899)	(404,432)
Depreciation and amortization	(89,777)	(92,805)	(185,131)	(185,598)
General and administrative	(30,602)	(35,014)	(74,788)	(87,848)
(Expense) benefit from deferred compensation plan liability	(3,378)	(6,356)	(6,623)	4,889
(Transaction related costs and other) lease liability extinguishment gain	(106)	69,221	(949)	69,150
Total expenses	(314,783)	(239,379)	(649,390)	(603,839)

Income (loss) from partially owned entities	31,426	(291,873)	60,499	(272,770)
Income (loss) from real estate fund investments	5,342	(28,042)	5,173	(211,505)
Interest and other investment income (loss), net	1,539	(2,893)	3,061	(8,797)
Income (loss) from deferred compensation plan assets	3,378	6,356	6,623	(4,889)
Interest and debt expense	(51,894)	(58,405)	(101,958)	(117,247)
Net gains on disposition of wholly owned and partially owned assets	25,724	55,695	25,724	124,284
Income (loss) before income taxes	79,673	(215,515)	108,650	(307,205)
Income tax expense	(2,841)	(1,837)	(4,825)	(14,650)
Net income (loss)	76,832	(217,352)	103,825	(321,855)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(8,784)	17,768	(14,898)	140,155
Operating Partnership	(3,536)	14,364	(3,865)	13,974
Net income (loss) attributable to Vornado	64,512	(185,220)	85,062	(167,726)
Preferred share dividends	(16,467)	(12,530)	(32,934)	(25,061)
NET INCOME (LOSS) attributable to common shareholders	$48,045	$(197,750)	$52,128	$(192,787)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.25	$(1.03)	$0.27	$(1.01)
Weighted average shares outstanding	191,527	191,104	191,473	191,071

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.25	$(1.03)	$0.27	$(1.01)
Weighted average shares outstanding	192,380	191,104	192,207	191,071

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$76,832	$(217,352)	$103,825	$(321,855)
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	8,552	78	20,193	(45,399)
Other comprehensive income of nonconsolidated subsidiaries	1,468	—	5,059	8
Comprehensive income (loss)	86,852	(217,274)	129,077	(367,246)
Less comprehensive (income) loss attributable to noncontrolling interests	(13,024)	32,127	(20,353)	157,107
Comprehensive income (loss) attributable to Vornado	$73,828	$(185,147)	$108,724	$(210,139)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2021
Balance as of March 31, 2021	48,793	$1,182,311	191,465	$7,638	$8,080,392	$(2,871,681)	$(60,753)	$415,278	$6,753,185
Net income attributable to Vornado	—	—	—	—	—	64,512	—	—	64,512
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	8,308	8,308
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,522)	—	—	(101,522)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(16,467)	—	—	(16,467)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	92	4	4,202	—	—	—	4,206
Under employees' share option plan	—	—	—	—	6	—	—	—	6
Under dividend reinvestment plan	—	—	4	—	219	—	—	—	219
Contributions	—	—	—	—	—	—	—	1,547	1,547
Distributions	—	—	—	—	—	—	—	(139,180)	(139,180)
Deferred compensation shares and options	—	—	—	—	225	—	—	—	225
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	1,468	—	1,468
Increase in value of interest rate swaps	—	—	—	—	—	—	8,551	—	8,551
Redeemable Class A unit measurement adjustment	—	—	—	—	(16,012)	—	—	—	(16,012)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(704)	—	(704)
Other	—	(20)	—	(1)	1	(3)	1	(3)	(25)
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$7,641	$8,069,033	$(2,925,161)	$(51,437)	$285,950	$6,568,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2020
Balance as of March 31, 2020	36,796	$891,211	191,116	$7,624	$8,112,523	$(2,091,612)	$(82,719)	$456,185	$7,293,212
Net loss attributable to Vornado	—	—	—	—	—	(185,220)	—	—	(185,220)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(17,904)	(17,904)
Dividends on common shares ($0.66 per share)	—	—	—	—	—	(126,141)	—	—	(126,141)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(12,530)	—	—	(12,530)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	22	1	823	—	—	—	824
Under dividend reinvestment plan	—	—	10	—	368	—	—	—	368
Contributions	—	—	—	—	—	—	—	1,082	1,082
Distributions	—	—	—	—	—	—	—	(5,295)	(5,295)
Conversion of Series A preferred shares to common shares	(2)	(47)	4	—	47	—	—	—	—
Deferred compensation shares and options	—	—	—	—	304	—	—	—	304
Increase in value of interest rate swaps	—	—	—	—	—	—	78	—	78
Redeemable Class A unit measurement adjusment	—	—	—	—	(18,291)	—	—	—	(18,291)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(5)	—	(5)
Other	—	—	(1)	—	—	3	—	(1,576)	(1,573)
Balance as of June 30, 2020	36,794	$891,164	191,151	$7,625	$8,095,774	$(2,415,500)	$(82,646)	$432,492	$6,928,909
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2021
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	85,062	—	—	85,062
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	14,505	14,505
Dividends on common shares ($1.06 per share)	—	—	—	—	—	(202,989)	—	—	(202,989)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(32,934)	—	—	(32,934)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	199	8	8,301	—	—	—	8,309
Under employees' share option plan	—	—	—	—	10	—	—	—	10
Under dividend reinvestment plan	—	—	10	—	430	—	—	—	430
Contributions	—	—	—	—	—	—	—	1,547	1,547
Distributions	—	—	—	—	—	—	—	(145,057)	(145,057)
Deferred compensation shares and options	—	—	(3)	—	449	(114)	—	—	335
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	5,059	—	5,059
Increase in value of interest rate swaps	—	—	—	—	—	—	20,193	—	20,193
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(142,948)	—	—	—	(142,948)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(1,590)	—	(1,590)
Other	—	(48)	—	—	1	(4)	—	(2)	(53)
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$7,641	$8,069,033	$(2,925,161)	$(51,437)	$285,950	$6,568,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado	—	—	—	—	—	(167,726)	—	—	(167,726)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(140,291)	(140,291)
Dividends on common shares ($1.32 per share)	—	—	—	—	—	(252,247)	—	—	(252,247)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(25,061)	—	—	(25,061)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	49	2	2,462	—	—	—	2,464
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	31	1	1,749	—	—	—	1,750
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	2,479	2,479
Distributions	—	—	—	—	—	—	—	(10,530)	(10,530)
Conversion of Series A preferred shares to common shares	(2)	(50)	4	—	50	—	—	—	—
Deferred compensation shares and options	—	—	13	1	601	(137)	—	—	465
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	8	—	8
Reduction in value of interest rate swaps	—	—	—	—	—	—	(45,399)	—	(45,399)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	—	248,879	—	—	—	248,879
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	2,978	—	2,978
Other	—	—	(1)	—	(2)	1	—	(1,503)	(1,504)
Balance as of June 30, 2020	36,794	$891,164	191,151	$7,625	$8,095,774	$(2,415,500)	$(82,646)	$432,492	$6,928,909
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$103,825	$(321,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	194,225	193,920
Distributions of income from partially owned entities	109,089	79,436
Equity in net (income) loss of partially owned entities	(60,499)	272,770
Stock-based compensation expense	27,379	33,468
Net gains on disposition of wholly owned and partially owned assets	(25,724)	(124,284)
Straight-lining of rents	9,835	15,856
Amortization of below-market leases, net	(5,717)	(9,406)
Write-off of lease receivables deemed uncollectible	5,239	38,631
Net unrealized loss on real estate fund investments	789	211,196
Gain on extinguishment of 608 Fifth Avenue lease liability	—	(70,260)
Credit losses on loans receivable	—	13,369
Decrease in fair value of marketable securities	—	4,938
Other non-cash adjustments	4,225	4,370
Changes in operating assets and liabilities:
Real estate fund investments	(789)	(6,000)
Tenant and other receivables	10,477	(28,864)
Prepaid assets	127,958	3,078
Other assets	(26,262)	(12,480)
Accounts payable and accrued expenses	2,243	(26,611)
Other liabilities	(3,584)	(3,557)
Net cash provided by operating activities	472,709	267,715

Cash Flows from Investing Activities:
Development costs and construction in progress	(269,376)	(319,294)
Distributions of capital from partially owned entities	106,005	1,090
Additions to real estate	(90,138)	(85,252)
Proceeds from sale of condominium units at 220 Central Park South	72,216	437,188
Investments in partially owned entities	(6,357)	(3,157)
Proceeds from sales of real estate	3,521	—
Proceeds from repayments of loans receivable	675	—
Moynihan Train Hall expenditures	—	(183,007)
Proceeds from sales of marketable securities	—	28,375
Net cash used in investing activities	(183,454)	(124,057)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,298,007	$554,297
Repayments of borrowings	(1,573,443)	(11,347)
Dividends paid on common shares	(202,989)	(624,627)
Distributions to noncontrolling interests	(159,926)	(54,440)
Dividends paid on preferred shares	(32,934)	(37,593)
Debt issuance costs	(32,875)	(143)
Contributions from noncontrolling interests	1,547	98,268
Proceeds received from exercise of employee share options and other	440	5,267
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(114)	(137)
Moynihan Train Hall reimbursement from Empire State Development	—	183,007
Net cash provided by financing activities	297,713	112,552
Net increase in cash and cash equivalents and restricted cash	586,968	256,210
Cash and cash equivalents and restricted cash at beginning of period	1,730,369	1,607,131
Cash and cash equivalents and restricted cash at end of period	$2,317,337	$1,863,341

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,624,482	$1,515,012
Restricted cash at beginning of period	105,887	92,119
Cash and cash equivalents and restricted cash at beginning of period	$1,730,369	$1,607,131

Cash and cash equivalents at end of period	$2,172,195	$1,768,459
Restricted cash at end of period	145,142	94,882
Cash and cash equivalents and restricted cash at end of period	$2,317,337	$1,863,341

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $21,046 and $21,255	$93,376	$107,069
Cash payments for income taxes	$6,797	$9,276

Non-Cash Investing and Financing Activities:
Redeemable Class A unit measurement adjustment	$(142,948)	$248,879
Reclassification of assets held for sale (included in "other assets")	79,210	—
Accrued capital expenditures included in accounts payable and accrued expenses	80,649	89,036
Write-off of fully depreciated assets	(48,190)	(66,931)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	9,227	240,707
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	June 30, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land	$2,394,865	$2,420,054
Buildings and improvements	7,910,088	7,933,030
Development costs and construction in progress	1,832,997	1,604,637
Leasehold improvements and equipment	133,379	130,222
Total	12,271,329	12,087,943
Less accumulated depreciation and amortization	(3,269,196)	(3,169,446)
Real estate, net	9,002,133	8,918,497
Right-of-use assets	365,219	367,365
Cash and cash equivalents	2,172,195	1,624,482
Restricted cash	145,142	105,887
Tenant and other receivables	62,294	77,658
Investments in partially owned entities	3,355,401	3,491,107
Real estate fund investments	3,739	3,739
220 Central Park South condominium units ready for sale	90,498	128,215
Receivable arising from the straight-lining of rents	661,552	674,075
Deferred leasing costs, net of accumulated amortization of $201,522 and $196,972	370,169	372,919
Identified intangible assets, net of accumulated amortization of $91,187 and $93,113	21,347	23,856
Other assets	407,104	434,022
	$16,656,793	$16,221,822
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,547,605	$5,580,549
Senior unsecured notes, net	1,189,861	446,685
Unsecured term loan, net	797,287	796,762
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	400,584	401,008
Accounts payable and accrued expenses	399,497	427,202
Deferred revenue	33,965	40,110
Deferred compensation plan	107,237	105,564
Other liabilities	287,756	294,520
Total liabilities	9,338,792	8,667,400
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 13,932,635 and 13,583,607 units outstanding	650,236	507,212
Series D cumulative redeemable preferred units - 141,401 units outstanding	4,535	4,535
Total redeemable noncontrolling partnership units	654,771	511,747
Redeemable noncontrolling interest in a consolidated subsidiary	94,913	94,520
Total redeemable noncontrolling interests	749,684	606,267
Partners' equity:
Partners' capital	9,258,965	9,382,479
Earnings less than distributions	(2,925,161)	(2,774,182)
Accumulated other comprehensive loss	(51,437)	(75,099)
Total partners' equity	6,282,367	6,533,198
Noncontrolling interests in consolidated subsidiaries	285,950	414,957
Total equity	6,568,317	6,948,155
	$16,656,793	$16,221,822
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Rental revenues	$339,596	$315,194	$678,913	$716,468
Fee and other income	39,345	27,832	80,005	71,090
Total revenues	378,941	343,026	758,918	787,558
EXPENSES:
Operating	(190,920)	(174,425)	(381,899)	(404,432)
Depreciation and amortization	(89,777)	(92,805)	(185,131)	(185,598)
General and administrative	(30,602)	(35,014)	(74,788)	(87,848)
(Expense) benefit from deferred compensation plan liability	(3,378)	(6,356)	(6,623)	4,889
(Transaction related costs and other) lease liability extinguishment gain	(106)	69,221	(949)	69,150
Total expenses	(314,783)	(239,379)	(649,390)	(603,839)

Income (loss) from partially owned entities	31,426	(291,873)	60,499	(272,770)
Income (loss) from real estate fund investments	5,342	(28,042)	5,173	(211,505)
Interest and other investment income (loss), net	1,539	(2,893)	3,061	(8,797)
Income (loss) from deferred compensation plan assets	3,378	6,356	6,623	(4,889)
Interest and debt expense	(51,894)	(58,405)	(101,958)	(117,247)
Net gains on disposition of wholly owned and partially owned assets	25,724	55,695	25,724	124,284
Income (loss) before income taxes	79,673	(215,515)	108,650	(307,205)
Income tax expense	(2,841)	(1,837)	(4,825)	(14,650)
Net income (loss)	76,832	(217,352)	103,825	(321,855)
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(8,784)	17,768	(14,898)	140,155
Net income (loss) attributable to Vornado Realty L.P.	68,048	(199,584)	88,927	(181,700)
Preferred unit distributions	(16,508)	(12,571)	(33,016)	(25,143)
NET INCOME (LOSS) attributable to Class A unitholders	$51,540	$(212,155)	$55,911	$(206,843)

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.25	$(1.05)	$0.27	$(1.05)
Weighted average units outstanding	204,621	203,512	204,560	203,441

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.25	$(1.05)	$0.27	$(1.05)
Weighted average units outstanding	205,814	203,512	205,572	203,441
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$76,832	$(217,352)	$103,825	$(321,855)
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	8,552	78	20,193	(45,399)
Other comprehensive income of nonconsolidated subsidiaries	1,468	—	5,059	8
Comprehensive income (loss)	86,852	(217,274)	129,077	(367,246)
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(8,784)	17,768	(14,898)	140,155
Comprehensive income (loss) attributable to Vornado Realty L.P.	$78,068	$(199,506)	$114,179	$(227,091)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2021
Balance as of March 31, 2021	48,793	$1,182,311	191,465	$8,088,030	$(2,871,681)	$(60,753)	$415,278	$6,753,185
Net income attributable to Vornado Realty L.P.	—	—	—	—	68,048	—	—	68,048
Net income attributable to redeemable partnership units	—	—	—	—	(3,536)	—	—	(3,536)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	8,308	8,308
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,522)	—	—	(101,522)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(16,467)	—	—	(16,467)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	92	4,206	—	—	—	4,206
Under Vornado's employees' share option plan	—	—	—	6	—	—	—	6
Under Vornado's dividend reinvestment plan	—	—	4	219	—	—	—	219
Contributions	—	—	—	—	—	—	1,547	1,547
Distributions	—	—	—	—	—	—	(139,180)	(139,180)
Deferred compensation units and options	—	—	—	225	—	—	—	225
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	1,468	—	1,468
Increase in value of interest rate swaps	—	—	—	—	—	8,551	—	8,551
Redeemable Class A unit measurement adjustment	—	—	—	(16,012)	—	—	—	(16,012)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(704)	—	(704)
Other	—	(20)	—	—	(3)	1	(3)	(25)
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$8,076,674	$(2,925,161)	$(51,437)	$285,950	$6,568,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2020
Balance as of March 31, 2020	36,796	$891,211	191,116	$8,120,147	$(2,091,612)	$(82,719)	$456,185	$7,293,212
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(199,584)	—	—	(199,584)
Net loss attributable to redeemable partnership units	—	—	—	—	14,364	—	—	14,364
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(17,904)	(17,904)
Distributions to Vornado ($0.66 per unit)	—	—	—	—	(126,141)	—	—	(126,141)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(12,530)	—	—	(12,530)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	22	824	—	—	—	824
Under Vornado's dividend reinvestment plan	—	—	10	368	—	—	—	368
Contributions	—	—	—	—	—	—	1,082	1,082
Distributions	—	—	—	—	—	—	(5,295)	(5,295)
Conversion of Series A preferred units to Class A units	(2)	(47)	4	47	—	—	—	—
Deferred compensation units and options	—	—	—	304	—	—	—	304
Increase in value of interest rate swaps	—	—	—	—	—	78	—	78
Redeemable Class A unit measurement adjustment	—	—	—	(18,291)	—	—	—	(18,291)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(5)	—	(5)
Other	—	—	(1)	—	3	—	(1,576)	(1,573)
Balance as of June 30, 2020	36,794	$891,164	191,151	$8,103,399	$(2,415,500)	$(82,646)	$432,492	$6,928,909
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2021
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	88,927	—	—	88,927
Net income attributable to redeemable partnership units	—	—	—	—	(3,865)	—	—	(3,865)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	14,505	14,505
Distributions to Vornado ($1.06 per unit)	—	—	—	—	(202,989)	—	—	(202,989)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(32,934)	—	—	(32,934)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	199	8,309	—	—	—	8,309
Under Vornado's employees' share option plan	—	—	—	10	—	—	—	10
Under Vornado's dividend reinvestment plan	—	—	10	430	—	—	—	430
Contributions							1,547	1,547
Distributions	—	—	—	—	—	—	(145,057)	(145,057)
Deferred compensation units and options	—	—	(3)	449	(114)	—	—	335
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	5,059	—	5,059
Increase in value of interest rate swaps	—	—	—	—	—	20,193	—	20,193
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(142,948)	—	—	—	(142,948)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(1,590)	—	(1,590)
Other	—	(48)	—	1	(4)	—	(2)	(53)
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$8,076,674	$(2,925,161)	$(51,437)	$285,950	$6,568,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2020
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(181,700)	—	—	(181,700)
Net loss attributable to redeemable partnership units	—	—	—	—	13,974	—	—	13,974
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(140,291)	(140,291)
Distributions to Vornado ($1.32 per unit)	—	—	—	—	(252,247)	—	—	(252,247)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(25,061)	—	—	(25,061)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	49	2,464	—	—	—	2,464
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	31	1,750	—	—	—	1,750
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	2,479	2,479
Distributions	—	—	—	—	—	—	(10,530)	(10,530)
Conversion of Series A preferred units to Class A units	(2)	(50)	4	50	—	—	—	—
Deferred compensation units and options	—	—	13	602	(137)	—	—	465
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	8	—	8
Reduction in value of interest rate swaps	—	—	—	—	—	(45,399)	—	(45,399)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	248,879	—	—	—	248,879
Redeemable partnership units' share of above adjustments	—	—	—	—	—	2,978	—	2,978
Other	—	—	(1)	(2)	1	—	(1,503)	(1,504)
Balance as of June 30, 2020	36,794	$891,164	191,151	$8,103,399	$(2,415,500)	$(82,646)	$432,492	$6,928,909
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$103,825	$(321,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	194,225	193,920
Distributions of income from partially owned entities	109,089	79,436
Equity in net (income) loss of partially owned entities	(60,499)	272,770
Stock-based compensation expense	27,379	33,468
Net gains on disposition of wholly owned and partially owned assets	(25,724)	(124,284)
Straight-lining of rents	9,835	15,856
Amortization of below-market leases, net	(5,717)	(9,406)
Write-off of lease receivables deemed uncollectible	5,239	38,631
Net unrealized loss on real estate fund investments	789	211,196
Gain on extinguishment of 608 Fifth Avenue lease liability	—	(70,260)
Credit losses on loans receivable	—	13,369
Decrease in fair value of marketable securities	—	4,938
Other non-cash adjustments	4,225	4,370
Changes in operating assets and liabilities:
Real estate fund investments	(789)	(6,000)
Tenant and other receivables	10,477	(28,864)
Prepaid assets	127,958	3,078
Other assets	(26,262)	(12,480)
Accounts payable and accrued expenses	2,243	(26,611)
Other liabilities	(3,584)	(3,557)
Net cash provided by operating activities	472,709	267,715

Cash Flows from Investing Activities:
Development costs and construction in progress	(269,376)	(319,294)
Distributions of capital from partially owned entities	106,005	1,090
Additions to real estate	(90,138)	(85,252)
Proceeds from sale of condominium units at 220 Central Park South	72,216	437,188
Investments in partially owned entities	(6,357)	(3,157)
Proceeds from sales of real estate	3,521	—
Proceeds from repayments of loans receivable	675	—
Moynihan Train Hall expenditures	—	(183,007)
Proceeds from sales of marketable securities	—	28,375
Net cash used in investing activities	(183,454)	(124,057)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,298,007	$554,297
Repayments of borrowings	(1,573,443)	(11,347)
Distributions to Vornado	(202,989)	(624,627)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(159,926)	(54,440)
Distributions to preferred unitholders	(32,934)	(37,593)
Debt issuance costs	(32,875)	(143)
Contributions from noncontrolling interests in consolidated subsidiaries	1,547	98,268
Proceeds received from exercise of Vornado stock options and other	440	5,267
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(114)	(137)
Moynihan Train Hall reimbursement from Empire State Development	—	183,007
Net cash provided by financing activities	297,713	112,552
Net increase in cash and cash equivalents and restricted cash	586,968	256,210
Cash and cash equivalents and restricted cash at beginning of period	1,730,369	1,607,131
Cash and cash equivalents and restricted cash at end of period	$2,317,337	$1,863,341

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,624,482	$1,515,012
Restricted cash at beginning of period	105,887	92,119
Cash and cash equivalents and restricted cash at beginning of period	$1,730,369	$1,607,131

Cash and cash equivalents at end of period	$2,172,195	$1,768,459
Restricted cash at end of period	145,142	94,882
Cash and cash equivalents and restricted cash at end of period	$2,317,337	$1,863,341

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $21,046 and $21,255	$93,376	$107,069
Cash payments for income taxes	$6,797	$9,276

Non-Cash Investing and Financing Activities:
Redeemable Class A unit measurement adjustment	$(142,948)	$248,879
Reclassification of assets held for sale (included in "other assets")	79,210	—
Accrued capital expenditures included in accounts payable and accrued expenses	80,649	89,036
Write-off of fully depreciated assets	(48,190)	(66,931)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	9,227	240,707
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of June 30, 2021. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
2.    COVID-19 Pandemic
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020, which required limitations on occupancy and other restrictions that affected their ability to resume full operations. On June 15, 2021, New York State lifted the limitations and restrictions, however, economic conditions and other factors, including limitations on international travel, continue to adversely affect the financial health of our retail tenants.
•While our buildings are open, many of our office tenants are working remotely.
•We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.
•We cancelled trade shows at theMART beginning late March of 2020 and expect to resume trade shows in the third quarter of 2021.
•As of July 31, 2021, approximately 72% of the 1,293 Building Maintenance Services LLC ("BMS") employees that had been placed on furlough in 2020 have returned to work.
While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants.
For the quarter ended June 30, 2021, we collected 97% of rent due from our tenants, comprised of 98% from our office tenants and 93% from our retail tenants.

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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
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
In July 2021, the FASB issued an update ("ASU 2021-05") Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases ("ASC 842"). ASU 2021-05 improves ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and six months ended June 30, 2021 and 2020 is set forth in Note 21 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
	Total	New York	Other		Total	New York	Other
Property rentals(1)	$330,944	$260,953	$69,991		$308,316	$241,308	$67,008
Trade shows(2)	—	—	—		—	—	—
Lease revenues(3)	330,944	260,953	69,991		308,316	241,308	67,008
Tenant services	8,652	5,928	2,724		6,878	4,341	2,537
Rental revenues	339,596	266,881	72,715		315,194	245,649	69,545
BMS cleaning fees	28,083	29,600	(1,517)	(4)	21,115	22,405	(1,290)	(4)
Management and leasing fees	3,073	3,088	(15)		1,837	1,701	136
Other income	8,189	1,575	6,614		4,880	873	4,007
Fee and other income	39,345	34,263	5,082		27,832	24,979	2,853
Total revenues	$378,941	$301,144	$77,797		$343,026	$270,628	$72,398
____________________
See notes below.

(Amounts in thousands)	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2020
	Total	New York	Other		Total	New York	Other
Property rentals(1)	$663,002	$522,644	$140,358		$679,490	$539,920	$139,570
Hotel Pennsylvania(5)	—	—	—		8,741	8,741	—
Trade shows(2)	—	—	—		11,303	—	11,303
Lease revenues(3)	663,002	522,644	140,358		699,534	548,661	150,873
Tenant services	15,911	10,937	4,974		16,934	11,721	5,213
Rental revenues	678,913	533,581	145,332		716,468	560,382	156,086
BMS cleaning fees	56,560	59,548	(2,988)	(4)	53,581	56,834	(3,253)	(4)
Management and leasing fees	8,442	8,610	(168)		4,704	4,575	129
Other income	15,003	3,376	11,627		12,805	4,452	8,353
Fee and other income	80,005	71,534	8,471		71,090	65,861	5,229
Total revenues	$758,918	$605,115	$153,803		$787,558	$626,243	$161,315
____________________
(1)Reduced by $37,587 and $38,631 for the three and six months ended June 30, 2020, respectively, for the write-off of lease receivables deemed uncollectible (primarily write-offs of receivables arising from the straight-lining of rents).
(2)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic.
(3)The components of lease revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Fixed billings	$305,963	$322,342	$615,823	$676,656
Variable billings	30,123	25,262	61,772	70,483
Total contractual operating lease billings	336,086	347,604	677,595	747,139
Adjustment for straight-line rents and amortization of acquired below-market leases, net	(3,573)	(1,701)	(9,354)	(8,974)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(1,569)	(37,587)	(5,239)	(38,631)
Lease revenues	$330,944	$308,316	$663,002	$699,534
(4)Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.
(5)We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.

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
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.7% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (3.81% as of June 30, 2021) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020.
On April 12, 2021, the Fund defaulted on the $82,750,000 non-recourse loan on 1100 Lincoln Road. The interest-only loan currently bears interest at a floating rate of prime plus 1.40% (4.65% as of June 30, 2021) and provides for additional default interest of 3.00%. The loan was scheduled to mature on July 27, 2021.
As of June 30, 2021, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $3,739,000, $339,812,000 below cost, and had remaining unfunded commitments of $29,194,000, of which our share was $9,266,000. As of December 31, 2020, those four real estate fund investments had an aggregate fair value of $3,739,000.
Below is a summary of income (loss) from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net investment income (loss)	$5,637	$(366)	$5,962	$(309)
Net unrealized loss on held investments	(295)	(27,676)	(789)	(211,196)
Income (loss) from real estate fund investments	5,342	(28,042)	5,173	(211,505)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(3,703)	21,953	(3,274)	149,258
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$1,639	$(6,089)	$1,899	$(62,247)
7.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of June 30, 2021, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion of preferred equity security interests in certain of the properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of June 30, 2021, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $396,104,000, the basis difference primarily resulting from non-cash impairment losses recognized during 2020. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
7.    Investments in Partially Owned Entities - continued
Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of June 30, 2021, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
On May 13, 2021, Alexander's received notice from IKEA Property, Inc. of its election to exercise its purchase option for $75,000,000 of the Paramus, New Jersey property that it leases. Alexander's anticipates the closing of the sale in the fourth quarter of 2021. Upon completion of the sale, we will recognize our approximate $11,350,000 share of the net gain. Alexander's announced that it does not expect to pay a special dividend related to this transaction.
On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000,000. As a result of the sale, we recognized our $2,956,000 share of the net gain and also received a $300,000 sales commission paid by Alexander's. Alexander's announced that it does not expect to pay a special dividend related to this transaction.
As of June 30, 2021, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s June 30, 2021 closing share price of $267.95, was $443,208,000, or $359,316,000 in excess of the carrying amount on our consolidated balance sheet. As of June 30, 2021, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $38,245,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
One Park Avenue
On February 26, 2021, a joint venture in which we have a 55.0% interest completed a $525,000,000 refinancing of One Park Avenue, a 943,000 square foot Manhattan office building. The interest-only loan bears a rate of LIBOR plus 1.11% (1.18% as of June 30, 2021) and matures in March 2023, with three one-year extension options. We realized net proceeds of $105,000,000. The loan replaces the previous $300,000,000 loan that bore interest at LIBOR plus 1.75% and was scheduled to mature in March 2021.
On July 20, 2021, pursuant to a right of first offer, we entered into an agreement to increase our ownership interest in One Park Avenue to 100.0% by acquiring our joint venture partner's, Canada Pension Plan Investment Board ("CPP Investments"), 45.0% ownership interest in the property. The purchase price values the property at $875,000,000. We will pay approximately $158,000,000 in cash and assume CPP Investments' share of the $525,000,000 mortgage loan. We expect to complete the purchase in the third quarter of 2021.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2021	Balance as of
		June 30, 2021	December 31, 2020
Investments:
Fifth Avenue and Times Square JV (see page 27 for details):	51.5%	$2,776,891	$2,798,413
Partially owned office buildings/land(1)	Various	361,463	473,285
Alexander’s	32.4%	83,892	82,902
Other investments(2)	Various	133,155	136,507
		$3,355,401	$3,491,107

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(58,214)	$(55,340)
85 Tenth Avenue	49.9%	(18,780)	(13,080)
		$(76,994)	$(68,420)
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
7.    Investments in Partially Owned Entities - continued
Below is a schedule of income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2021	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2021	2020	2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 27 for details):
Equity in net income(1)	51.5%	$10,037	$441	$19,643	$5,937
Return on preferred equity, net of our share of the expense		9,329	9,330	18,555	18,496
Non-cash impairment loss		—	(306,326)	—	(306,326)
		19,366	(296,555)	38,198	(281,893)
Alexander's (see page 28 for details):
Equity in net income	32.4%	8,325	3,929	14,054	5,345
Management, leasing and development fees		1,962	1,222	2,537	2,482
		10,287	5,151	16,591	7,827

Partially owned office buildings(2)	Various	3,758	810	9,730	2,132

Other investments(3)	Various	(1,985)	(1,279)	(4,020)	(836)

		$31,426	$(291,873)	$60,499	$(272,770)
____________________
(1)2020 includes $4,737 of write-offs of lease receivables deemed uncollectible during the second quarter of 2020.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Rosslyn Plaza and others.
8.    220 Central Park South ("220 CPS")
During the three and six months ended June 30, 2021, we closed on the sale of three condominium units at 220 CPS for net proceeds of $72,216,000 resulting in a net gain of $25,272,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $3,064,000 of income tax expense was recognized on our consolidated statements of income. From inception to June 30, 2021, we have closed on the sale of 103 units for net proceeds of $2,941,708,000 resulting in financial statement net gains of $1,092,209,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	June 30, 2021	December 31, 2020
Identified intangible assets:
Gross amount	$112,534	$116,969
Accumulated amortization	(91,187)	(93,113)
Total, net	$21,347	$23,856
Identified intangible liabilities (included in deferred revenue):
Gross amount	$237,388	$273,902
Accumulated amortization	(207,941)	(238,541)
Total, net	$29,447	$35,361
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $2,551,000 and $5,200,000 for the three months ended June 30, 2021 and 2020, respectively, and $5,717,000 and $9,406,000 for the six months ended June 30, 2021 and 2020, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2022 is as follows:

(Amounts in thousands)
2022	$9,149
2023	6,654
2024	2,906
2025	1,478
2026	818
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $985,000 and $1,354,000 for the three months ended June 30, 2021 and 2020, respectively, and $2,311,000 and $3,081,000 for the six months ended June 30, 2021 and 2020, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2022 is as follows:

(Amounts in thousands)
2022	$3,706
2023	3,624
2024	3,010
2025	2,136
2026	1,984

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Debt
Secured Debt
On March 7, 2021, we entered into an interest rate swap agreement for our $500,000,000 PENN 11 mortgage loan to swap the interest rate on the mortgage loan from LIBOR plus 2.75% (2.83% as of June 30, 2021) to a fixed rate of 3.03% through March 2024.
On March 26, 2021, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.4 million square foot Manhattan office building. The interest-only loan bears a fixed rate of 3.23% and matures in April 2031. The loan replaces the previous $350,000,000 loan that bore interest at a fixed rate of 3.91% and was scheduled to mature in May 2021.
On May 10, 2021, we completed a $1.2 billion refinancing of 555 California Street, a three building 1.8 million square foot office campus in San Francisco, in which we own a 70.0% controlling interest. The interest-only loan bears a rate of LIBOR plus 1.93% in years one through five (2.01% as of June 30, 2021), LIBOR plus 2.18% in year six and LIBOR plus 2.43% in year seven. The loan matures in May 2023, with five one-year extension options (May 2028 as fully extended). We swapped the interest rate on our $840,000,000 share of the loan to a fixed rate of 2.26% through May 2024. The loan replaces the previous $533,000,000 loan that bore interest at a fixed rate of 5.10% and was scheduled to mature in September 2021.
On May 28, 2021, we repaid the $675,000,000 mortgage loan on theMART, a 3.7 million square foot commercial building in Chicago, with proceeds from our senior unsecured notes offering discussed below. The loan bore interest at 2.70% and was scheduled to mature in September 2021.
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
Senior Unsecured Notes
On May 24, 2021, we completed a green bond public offering of $400,000,000 2.15% senior unsecured notes due June 1, 2026 ("2026 Notes") and $350,000,000 3.40% senior unsecured notes due June 1, 2031 ("2031 Notes"). Interest on the senior unsecured notes will be payable semi-annually on June 1 and December 1, commencing December 1, 2021. The 2026 Notes were sold at 99.86% of their face amount to yield 2.18% and the 2031 Notes were sold at 99.59% of their face amount to yield 3.45%.
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at June 30, 2021	Balance as of
		June 30, 2021	December 31, 2020
Mortgages Payable:
Fixed rate	3.09%	$3,140,000	$3,012,643
Variable rate	1.78%	2,445,015	2,595,815
Total	2.52%	5,585,015	5,608,458
Deferred financing costs, net and other		(37,410)	(27,909)
Total, net		$5,547,605	$5,580,549
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$450,000
Deferred financing costs, net and other		(10,139)	(3,315)
Senior unsecured notes, net		1,189,861	446,685

Unsecured term loan	3.70%	800,000	800,000
Deferred financing costs, net and other		(2,713)	(3,238)
Unsecured term loan, net		797,287	796,762

Unsecured revolving credit facilities	1.00%	575,000	575,000

Total, net		$2,562,148	$1,818,447

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$640,193	$623,799	$511,747	$888,915
Net income (loss)	3,536	(14,364)	3,865	(13,974)
Other comprehensive income (loss)	704	5	1,590	(2,978)
Distributions	(7,408)	(9,100)	(14,869)	(17,998)
Redemption of Class A units for Vornado common shares, at redemption value	(4,206)	(824)	(8,309)	(2,464)
Redeemable Class A unit measurement adjustment	16,012	18,291	142,948	(248,879)
Other, net	5,940	6,997	17,799	22,182
Ending balance	$654,771	$624,804	$654,771	$624,804
As of June 30, 2021 and December 31, 2020, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $650,236,000 and $507,212,000, respectively, based on Vornado's quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,267,000 and $50,002,000 as of June 30, 2021 and December 31, 2020, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest is developing Farley Office and Retail (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets as of June 30, 2021 and December 31, 2020. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and six months ended June 30, 2021 and 2020.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Beginning balance	$94,437	$—	$94,520	$—
Net income	476	136	393	136
Contributions	—	92,400	—	92,400
Other, net	—	1,576	—	1,576
Ending balance	$94,913	$94,112	$94,913	$94,112

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.53	$0.66	$1.06	$1.32
Convertible Preferred(1):
6.5% Series A: authorized 13,402 and 13,694 shares/units(2)	0.8125	0.8125	1.6250	1.6250
Cumulative Redeemable Preferred(1):
5.70% Series K: authorized 12,000,000 shares/units(3)	0.3563	0.3563	0.7126	0.7126
5.40% Series L: authorized 13,800,000 shares/units(3)	0.3375	0.3375	0.6750	0.6750
5.25% Series M: authorized 13,800,000 shares/units(3)	0.3281	0.3281	0.6562	0.6562
5.25% Series N: authorized 12,000,000 shares/units(3)(4)	0.3281	N/A	0.6562	N/A
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
(3)Series K and L cumulative redeemable preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. Series M cumulative redeemable preferred shares/units are not redeemable until December 2022 and Series N cumulative redeemable preferred shares/units are not redeemable until November 2025.
(4)Issued in November 2020.

Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component.

(Amounts in thousands) For the three months ended June 30, 2021:	Total	Accumulated other comprehensive (loss) income of nonconsolidated subsidiaries	Interest rate swaps	Other
Balance as of March 31, 2021	$(60,753)	$(10,747)	$(54,456)	$4,450
Other comprehensive income (loss)	9,316	1,468	8,551	(703)
Balance as of June 30, 2021	$(51,437)	$(9,279)	$(45,905)	$3,747
For the three months ended June 30, 2020:
Balance as of March 31, 2020	$(82,719)	$12	$(81,603)	$(1,128)
Other comprehensive income (loss)	73	—	78	(5)
Balance as of June 30, 2020	$(82,646)	$12	$(81,525)	$(1,133)
For the six months ended June 30, 2021:
Balance as of December 31, 2020	$(75,099)	$(14,338)	$(66,098)	$5,337
Other comprehensive income (loss)	23,662	5,059	20,193	(1,590)
Balance as of June 30, 2021	$(51,437)	$(9,279)	$(45,905)	$3,747
For the six months ended June 30, 2020:
Balance as of December 31, 2019	$(40,233)	$4	$(36,126)	$(4,111)
Other comprehensive (loss) income	(42,413)	8	(45,399)	2,978
Balance as of June 30, 2020	$(82,646)	$12	$(81,525)	$(1,133)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of June 30, 2021 and December 31, 2020, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities). As of June 30, 2021 and December 31, 2020, the net carrying amount of our investments in these entities was $107,976,000 and $224,754,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of June 30, 2021, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,359,069,000 and $2,374,525,000, respectively. As of December 31, 2020, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,053,841,000 and $1,722,719,000, respectively.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) real estate fund investments, (ii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iii) loans receivable (for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10")), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables on the following page aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

(Amounts in thousands)	As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($4,968 included in restricted cash and $102,270 in other assets)	107,238	62,383	—	44,855
Loans receivable ($44,716 included in investments in partially owned entities and $4,060 in other assets)	48,776	—	—	48,776
Interest rate swaps and caps (included in other assets)	4,994	—	4,994	—
Total assets	$164,747	$62,383	$4,994	$97,370

Mandatorily redeemable instruments (included in other liabilities)	$50,267	$50,267	$—	$—
Interest rate swaps (included in other liabilities)	50,818	—	50,818	—
Total liabilities	$101,085	$50,267	$50,818	$—

(Amounts in thousands)	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($10,813 included in restricted cash and $94,751 in other assets)	105,564	65,636	—	39,928
Loans receivable ($43,008 included in investments in partially owned entities and $4,735 in other assets)	47,743	—	—	47,743
Interest rate swaps and caps (included in other assets)	17	—	17	—
Total assets	$157,063	$65,636	$17	$91,410

Mandatorily redeemable instruments (included in other liabilities)	$50,002	$50,002	$—	$—
Interest rate swaps (included in other liabilities)	66,033	—	66,033	—
Total liabilities	$116,035	$50,002	$66,033	$—
Real Estate Fund Investments
As of June 30, 2021, we had four real estate fund investments with an aggregate fair value of $3,739,000, $339,812,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of assets)
Unobservable Quantitative Input	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Discount rates	7.2% to 15.0%	7.6% to 15.0%	11.8%	12.7%
Terminal capitalization rates	5.3% to 10.6%	5.5% to 10.3%	7.8%	7.9%
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
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments - continued
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$3,739	$45,129	$3,739	$222,649
Purchases/additional fundings	295	—	789	6,000
Net unrealized loss on held investments	(295)	(27,676)	(789)	(211,196)
Ending balance	$3,739	$17,453	$3,739	$17,453
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$41,639	$30,568	$39,928	$32,435
Purchases	2,564	5,656	3,013	6,949
Sales	(544)	(357)	(689)	(2,832)
Realized and unrealized gains (losses)	969	38	2,262	(1,191)
Other, net	227	267	341	811
Ending balance	$44,855	$36,172	$44,855	$36,172
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Discount rates	6.5%	6.5%	6.5%	6.5%
Terminal capitalization rates	5.0%	5.0%	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$48,209	$51,990	$47,743	$59,251
Credit losses	—	(6,108)	—	(13,369)
Interest accrual	867	793	1,708	793
Paydowns	(300)	—	(675)	—
Ending balance	$48,776	$46,675	$48,776	$46,675

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
The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of June 30, 2021 and December 31, 2020.

(Amounts in thousands)	As of June 30, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap(1)	$3,041	$840,000	(2)	L+193	2.01%	2.26%	5/24
PENN 11 mortgage loan interest rate swap(3)	1,858	500,000		L+275	2.83%	3.03%	3/24
Various interest rate caps	95	175,000
	$4,994	$1,515,000

Included in other liabilities:
Unsecured term loan interest rate swap	$44,732	$750,000	(4)	L+100	1.10%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	6,086	100,000		L+180	1.89%	4.14%	1/25
	$50,818	$850,000
____________________
(1)Entered into on May 15, 2021.
(2)Represents our 70.0% share of the $1.2 billion mortgage loan.
(3)Entered into on March 7, 2021.
(4)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of June 30, 2021. As of December 31, 2020, assets measured at fair value on a nonrecurring basis on our consolidated balance sheet consisted of real estate assets that have been written down to estimated fair value for impairment purposes. The impairment losses primarily relate to wholly owned street retail assets.
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

(Amounts in thousands)	As of June 30, 2021			As of December 31, 2020
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,770,459		$1,770,000	$1,476,427		$1,476,000
Debt:
Mortgages payable	$5,585,015		$5,586,000	$5,608,458		$5,612,000
Senior unsecured notes	1,200,000		1,247,000	450,000		476,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,160,015	(1)	$8,208,000	$7,433,458	(1)	$7,463,000
____________________
(1)Excludes $50,262 and $34,462 of deferred financing costs, net and other as of June 30, 2021 and December 31, 2020, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
15.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $6,154,000 and $7,703,000 for the three months ended June 30, 2021 and 2020, respectively, and $27,379,000 and $33,468,000 for the six months ended June 30, 2021 and 2020, respectively.
16.    (Transaction Related Costs and Other) Lease Liability Extinguishment Gain
The following table sets forth the details of (transaction related costs and other) lease liability extinguishment gain:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
608 Fifth Avenue lease liability extinguishment gain	$—	$70,260	$—	$70,260
Transaction related costs and other	(106)	(1,039)	(949)	(1,110)
	$(106)	$69,221	$(949)	$69,150
17.    Interest and Other Investment Income (Loss), Net
The following table sets forth the details of interest and other investment income (loss), net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest on loans receivable	$558	$810	$1,118	$2,236
Interest on cash and cash equivalents and restricted cash	78	1,498	140	5,464
Credit losses on loans receivable	—	(6,108)	—	(13,369)
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	—	—	(4,938)
Other, net	903	907	1,803	1,810
Total	$1,539	$(2,893)	$3,061	$(8,797)
18.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$58,259	$63,545	$113,910	$130,180
Capitalized interest and debt expense	(10,779)	(9,446)	(21,046)	(21,501)
Amortization of deferred financing costs	4,414	4,306	9,094	8,568
	$51,894	$58,405	$101,958	$117,247

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Vornado	$64,512	$(185,220)	$85,062	$(167,726)
Preferred share dividends	(16,467)	(12,530)	(32,934)	(25,061)
Net income (loss) attributable to common shareholders	48,045	(197,750)	52,128	(192,787)
Earnings allocated to unvested participating securities	(9)	(18)	(18)	(69)
Numerator for basic and diluted income (loss) per share	$48,036	$(197,768)	$52,110	$(192,856)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	191,527	191,104	191,473	191,071
Effect of dilutive securities(1):
Out-Performance Plan units	830	—	719	—
AO LTIP units	18	—	11	—
Employee stock options and restricted stock awards	5	—	4	—
Denominator for diluted income (loss) per share – weighted average shares and assumed conversions	192,380	191,104	192,207	191,071

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.25	$(1.03)	$0.27	$(1.01)

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.25	$(1.03)	$0.27	$(1.01)
____________________
(1)The effect of dilutive securities excluded an aggregate of 13,653 and 14,242 weighted average common share equivalents for the three months ended June 30, 2021 and 2020, respectively, and 13,783 and 13,992 weighted average common share equivalents for the six months ended June 30, 2021 and 2020, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Income (Loss) Per Share/Income (Loss) Per Class A Unit - continued
Vornado Realty L.P.
The following table presents the calculations of (i) basic income (loss) per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted income (loss) per Class A unit which includes the weighted average Class A units and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include Vornado restricted stock awards, OP Units and OPPs, based on the two-class method. Other potential dilutive unit equivalents such as Vornado stock options, AO LTIP Units and Performance Conditioned AO LTIP Units are included in the computation of diluted income per unit ("EPU") using the treasury stock method, while the dilutive effect of our Series A convertible preferred units is reflected in diluted EPU by application of the if-converted method.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Vornado Realty L.P.	$68,048	$(199,584)	$88,927	$(181,700)
Preferred unit distributions	(16,508)	(12,571)	(33,016)	(25,143)
Net income (loss) attributable to Class A unitholders	51,540	(212,155)	55,911	(206,843)
Earnings allocated to unvested participating securities	(664)	(1,439)	(1,385)	(6,357)
Numerator for basic and diluted income (loss) per Class A unit	$50,876	$(213,594)	$54,526	$(213,200)

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	204,621	203,512	204,560	203,441
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units, AO LTIP Units and OPPs	1,193	—	1,012	—
Denominator for diluted income (loss) per Class A unit – weighted average units and assumed conversions	205,814	203,512	205,572	203,441

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.25	$(1.05)	$0.27	$(1.05)

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.25	$(1.05)	$0.27	$(1.05)
____________________
(1)The effect of dilutive securities excluded an aggregate of 219 and 1,834 weighted average Class A unit equivalents for the three months ended June 30, 2021 and 2020, respectively, and 418 and 1,622 Class A unit equivalents for the six months ended June 30, 2021 and 2020, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Commitments and Contingencies
Insurance
For our properties (except Farley), we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $250,000,000 includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake and effective February 15, 2021, excluding communicable disease coverage. For the period February 15, 2020 through February 14, 2021, we and the insurance carriers for our all risk property policy have disagreements as to the applicability of a $2,300,000 sub-limit for communicable disease coverage across our properties. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on July 7, 2021, the Regus subsidiary appealed the decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent, in Luxembourg and other jurisdictions.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right to use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we have not paid the monthly rents due under the non-recourse lease. As of June 30, 2021, we have a $48,600,000 lease liability and a $34,300,000 right-of-use asset recorded for this lease.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of June 30, 2021, the aggregate dollar amount of these guarantees and master leases is approximately $1,678,000,000.
As of June 30, 2021, $13,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) is developing Farley Office and Retail. In connection with the development of the property, the joint venture took in a historic Tax Credit Investor. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2021, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the June 30, 2021 fair value of the Fund assets, at liquidation we would be required to make a $28,000,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of June 30, 2021, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,700,000.
As of June 30, 2021, we have construction commitments aggregating approximately $429,000,000.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
21.    Segment Information - continued
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three and six months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$76,832	$(217,352)	$103,825	$(321,855)
Depreciation and amortization expense	89,777	92,805	185,131	185,598
General and administrative expense	30,602	35,014	74,788	87,848
Transaction related costs and other (lease liability extinguishment gain)	106	(69,221)	949	(69,150)
(Income) loss from partially owned entities	(31,426)	291,873	(60,499)	272,770
(Income) loss from real estate fund investments	(5,342)	28,042	(5,173)	211,505
Interest and other investment (income) loss, net	(1,539)	2,893	(3,061)	8,797
Interest and debt expense	51,894	58,405	101,958	117,247
Net gains on disposition of wholly owned and partially owned assets	(25,724)	(55,695)	(25,724)	(124,284)
Income tax expense	2,841	1,837	4,825	14,650
NOI from partially owned entities	77,235	69,487	155,991	151,368
NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,689)	(15,448)	(33,335)	(30,941)
NOI at share	249,567	222,640	499,675	503,553
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	846	34,190	(352)	37,266
NOI at share - cash basis	$250,413	$256,830	$499,323	$540,819

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and six months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended June 30, 2021
	Total	New York	Other
Total revenues	$378,941	$301,144	$77,797
Operating expenses	(190,920)	(156,033)	(34,887)
NOI - consolidated	188,021	145,111	42,910
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,689)	(8,473)	(7,216)
Add: NOI from partially owned entities	77,235	74,400	2,835
NOI at share	249,567	211,038	38,529
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	846	541	305
NOI at share - cash basis	$250,413	$211,579	$38,834

(Amounts in thousands)	For the Three Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$343,026	$270,628	$72,398
Operating expenses	(174,425)	(140,207)	(34,218)
NOI - consolidated	168,601	130,421	38,180
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(8,504)	(6,944)
Add: NOI from partially owned entities	69,487	67,051	2,436
NOI at share	222,640	188,968	33,672
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	34,190	32,943	1,247
NOI at share - cash basis	$256,830	$221,911	$34,919

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
21.    Segment Information - continued

(Amounts in thousands)	For the Six Months Ended June 30, 2021
	Total	New York	Other
Total revenues	$758,918	$605,115	$153,803
Operating expenses	(381,899)	(317,018)	(64,881)
NOI - consolidated	377,019	288,097	88,922
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,335)	(17,094)	(16,241)
Add: NOI from partially owned entities	155,991	151,173	4,818
NOI at share	499,675	422,176	77,499
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(352)	(432)	80
NOI at share - cash basis	$499,323	$421,744	$77,579

(Amounts in thousands)	For the Six Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$787,558	$626,243	$161,315
Operating expenses	(404,432)	(323,238)	(81,194)
NOI - consolidated	383,126	303,005	80,121
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,941)	(16,937)	(14,004)
Add: NOI from partially owned entities	151,368	145,459	5,909
NOI at share	503,553	431,527	72,026
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	37,266	34,049	3,217
NOI at share - cash basis	$540,819	$465,576	$75,243

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of June 30, 2021, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of June 30, 2021, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2021

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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration of the pandemic, current and future variants, the efficacy and durability of vaccines against the variants and the potential for increased government restrictions, which continue to be uncertain at this time but that impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2021. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.7% of the common limited partnership interest in the Operating Partnership as of June 30, 2021. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Our business has been adversely affected as a result of the COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. Some of the effects on us include the following:
•With the exception of grocery stores and other "essential" businesses, many of our retail tenants closed their stores in March 2020 and began reopening when New York City entered phase two of its state-mandated reopening plan on June 22, 2020, which required limitations on occupancy and other restrictions that affected their ability to resume full operations. On June 15, 2021, New York State lifted the limitations and restrictions, however, economic conditions and other factors, including limitations on international travel, continue to adversely affect the financial health of our retail tenants.
•While our buildings are open, many of our office tenants are working remotely.
•We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.
•We cancelled trade shows at theMART beginning late March of 2020 and expect to resume trade shows in the third quarter of 2021.
•As of July 31, 2021, approximately 72% of the 1,293 Building Maintenance Services LLC ("BMS") employees that had been placed on furlough in 2020 have returned to work.
While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants.
For the quarter ended June 30, 2021, we collected 97% of rent due from our tenants, comprised of 98% from our office tenants and 93% from our retail tenants.
In light of the evolving health, social, economic, and business environment, governmental regulation or mandates, and business disruptions that have occurred and may continue to occur, the impact of the COVID-19 pandemic on our financial condition and operating results remains highly uncertain but that impact has been and may continue to be material. The impact on us includes lower rental income and potentially lower occupancy levels at our properties which will result in less cash flow available for operating costs, to pay our indebtedness and for distribution to our shareholders and unitholders. We have experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the closure of Hotel Pennsylvania, the cancellation of trade shows at theMART, and lower revenues from BMS, parking garages and signage. The value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and that impact could be material.

Overview - continued
Quarter Ended June 30, 2021 Financial Results Summary
Net income attributable to common shareholders for the quarter ended June 30, 2021 was $48,045,000, or $0.25 per diluted share, compared to net loss attributable to common shareholders of $197,750,000, or $1.03 per diluted share, for the prior year’s quarter. The quarters ended June 30, 2021 and 2020 include certain items that impact the comparability of period to period net income (loss) attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended June 30, 2021 by $21,241,000, or $0.11 per diluted share, and increased net loss attributable to common shareholders by $193,387,000, or $1.01 per diluted share, for the quarter ended June 30, 2020.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2021 was $153,364,000, or $0.80 per diluted share, compared to $203,256,000, or $1.06 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2021 and 2020 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2021 by $20,203,000, or $0.11 per diluted share, and $95,865,000, or $0.50 per diluted share, for the quarter ended June 30, 2020.
Six Months Ended June 30, 2021 Financial Results Summary
Net income attributable to common shareholders for the six months ended June 30, 2021 was $52,128,000, or $0.27 per diluted share, compared to net loss attributable to common shareholders of $192,787,000, or $1.01 per diluted share, for the six months ended June 30, 2020. The six months ended June 30, 2021 and 2020 include certain items that impact the comparability of period to period net income (loss) attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the six months ended June 30, 2021 by $12,878,000, or $0.07 per diluted share, and increased net loss attributable to common shareholders by $220,371,000, or $1.15 per diluted share, for the six months ended June 30, 2020.
FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2021 was $271,771,000, or $1.41 per diluted share, compared to $333,616,000, or $1.75 per diluted share, for the six months ended June 30, 2020. FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2021 and 2020 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2021 by $14,251,000, or $0.07 per diluted share, and $79,396,000, or $0.42 per diluted share for the six months ended June 30, 2020.

Overview - continued
The following table reconciles the difference between our net income (loss) attributable to common shareholders and our net income (loss) attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Certain (income) expense items that impact net income (loss) attributable to common shareholders:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	$(22,208)	$(49,005)	$(22,208)	$(108,916)
Hotel Pennsylvania loss (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	4,992	5,133	13,982	17,526
Our share of (income) loss from real estate fund investments	(1,639)	6,089	(1,899)	62,247
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $467 attributable to noncontrolling interests	—	305,859	—	305,859
608 Fifth Avenue non-cash lease liability extinguishment gain	—	(70,260)	—	(70,260)
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	—	6,108	—	13,369
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust common shares (sold on January 23, 2020)	—	—	—	4,938
Other	(3,869)	2,019	(3,675)	9,915
	(22,724)	205,943	(13,800)	234,678
Noncontrolling interests' share of above adjustments	1,483	(12,556)	922	(14,307)
Total of certain (income) expense items that impact net income (loss) attributable to common shareholders	$(21,241)	$193,387	$(12,878)	$220,371
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(22,208)	$(49,005)	$(22,208)	$(108,916)
Hotel Pennsylvania loss (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	2,211	2,479	8,439	12,304
Our share of (income) loss from real estate fund investments	(1,639)	6,089	(1,899)	62,247
608 Fifth Avenue non-cash lease liability extinguishment gain	—	(70,260)	—	(70,260)
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	—	6,108	—	13,369
Other	381	2,459	764	6,664
	(21,255)	(102,130)	(14,904)	(84,592)
Noncontrolling interests' share of above adjustments	1,052	6,265	653	5,196
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(20,203)	$(95,865)	$(14,251)	$(79,396)
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York	theMART	555 California Street
Same store NOI at share % increase (decrease):
Three months ended June 30, 2021 compared to June 30, 2020	13.6%	14.9%	3.4%	8.9%
Six months ended June 30, 2021 compared to June 30, 2020	1.3%	1.5%	(5.1)%	6.7%
Same store NOI at share - cash basis % increase (decrease)
Three months ended June 30, 2021 compared to June 30, 2020	0.5%	(0.2)%	9.8%	(0.3)%
Six months ended June 30, 2021 compared to June 30, 2020	(3.6)%	(3.7)%	(6.8)%	1.6%
Calculations of same store NOI at share, reconciliations of our net income (loss) to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview - continued
Acquisition
One Park Avenue
On July 20, 2021, pursuant to a right of first offer, we entered into an agreement to increase our ownership interest in One Park Avenue to 100.0% by acquiring our joint venture partner's, Canada Pension Plan Investment Board ("CPP Investments"), 45.0% ownership interest in the property. The purchase price values the property at $875,000,000. We will pay approximately $158,000,000 in cash and assume CPP Investments' share of the $525,000,000 mortgage loan. We expect to complete the purchase in the third quarter of 2021.
Dispositions
220 CPS
During the three and six months ended June 30, 2021, we closed on the sale of three condominium units at 220 CPS for net proceeds of $72,216,000 resulting in a net gain of $25,272,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $3,064,000 of income tax expense was recognized on our consolidated statements of income. From inception to June 30, 2021, we have closed on the sale of 103 units for net proceeds of $2,941,708,000 resulting in financial statement net gains of $1,092,209,000.
Alexander's, Inc. (Alexander's)
On May 13, 2021, Alexander's received notice from IKEA Property, Inc. of its election to exercise its purchase option for $75,000,000 of the Paramus, New Jersey property that it leases. Alexander's anticipates the closing of the sale in the fourth quarter of 2021. Upon completion of the sale, we will recognize our approximate $11,350,000 share of the net gain. Alexander's announced that it does not expect to pay a special dividend related to this transaction.
On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000,000. As a result of the sale, we recognized our $2,956,000 share of the net gain and also received a $300,000 sales commission paid by Alexander's. Alexander's announced that it does not expect to pay a special dividend related to this transaction.
Financings
One Park Avenue
On February 26, 2021, a joint venture in which we have a 55.0% interest completed a $525,000,000 refinancing of One Park Avenue, a 943,000 square foot Manhattan office building. The interest-only loan bears a rate of LIBOR plus 1.11% (1.18% as of June 30, 2021) and matures in March 2023, with three one-year extension options. We realized net proceeds of $105,000,000. The loan replaces the previous $300,000,000 loan that bore interest at LIBOR plus 1.75% and was scheduled to mature in March 2021.
PENN 11
On March 7, 2021, we entered into an interest rate swap agreement for our $500,000,000 PENN 11 mortgage loan to swap the interest rate on the mortgage loan from LIBOR plus 2.75% (2.83% as of June 30, 2021) to a fixed rate of 3.03% through March 2024.
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
555 California Street
On May 10, 2021, we completed a $1.2 billion refinancing of 555 California Street, a three building 1.8 million square foot office campus in San Francisco, in which we own a 70.0% controlling interest. The interest-only loan bears a rate of LIBOR plus 1.93% in years one through five (2.01% as of June 30, 2021), LIBOR plus 2.18% in year six and LIBOR plus 2.43% in year seven. The loan matures in May 2023, with five one-year extension options (May 2028 as fully extended). We swapped the interest rate on our $840,000,000 share of the loan to a fixed rate of 2.26% through May 2024. The loan replaces the previous $533,000,000 loan that bore interest at a fixed rate of 5.10% and was scheduled to mature in September 2021.
Senior Unsecured Notes
On May 24, 2021, we completed a green bond public offering of $400,000,000 2.15% senior unsecured notes due June 1, 2026 ("2026 Notes") and $350,000,000 3.40% senior unsecured notes due June 1, 2031 ("2031 Notes"). Interest on the senior unsecured notes will be payable semi-annually on June 1 and December 1, commencing December 1, 2021. The 2026 Notes were sold at 99.86% of their face amount to yield 2.18% and the 2031 Notes were sold at 99.59% of their face amount to yield 3.45%.

Overview - continued
Financings - continued
theMART
On May 28, 2021, we repaid the $675,000,000 mortgage loan on theMART, a 3.7 million square foot commercial building in Chicago, with proceeds from our senior unsecured notes offering. The loan bore interest at 2.70% and was scheduled to mature in September 2021.
Leasing Activity For The Three Months Ended June 30, 2021
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
•322,000 square feet of New York Office space (292,000 square feet at share) at an initial rent of $85.54 per square foot and a weighted average lease term of 8.4 years. The changes in the GAAP and cash mark-to-market rent on the 218,000 square feet of second generation space were negative 6.1% and negative 4.4%, respectively. Tenant improvements and leasing commissions were $13.84 per square foot per annum, or 16.2% of initial rent.
•18,000 square feet of New York Retail space (17,000 square feet at share) at an initial rent of $108.27 per square foot and a weighted average lease term of 13.4 years. The 18,000 square feet was first generation space. Tenant improvements and leasing commissions were $8.60 per square foot per annum, or 7.9% of initial rent.
•114,000 square feet at theMART (all at share) at an initial rent of $50.30 per square foot and a weighted average lease term of 6.5 years. The changes in the GAAP and cash mark-to-market rent on the 111,000 square feet of second generation space were negative 1.9% and positive 3.4%, respectively. Tenant improvements and leasing commissions were $2.29 per square foot per annum, or 4.6% of initial rent.
•51,000 square feet at 555 California Street (35,000 square feet at share) at an initial rent of $114.31 per square foot and a weighted average lease term of 4.3 years. The changes in the GAAP and cash mark-to-market rent on the 35,000 square feet of second generation space were positive 38.5% and positive 36.7%, respectively. Tenant improvements and leasing commissions were $2.84 per square foot per annum, or 2.5% of initial rent.
Leasing Activity For The Six Months Ended June 30, 2021
•530,000 square feet of New York Office space (439,000 square feet at share) at an initial rent of $83.46 per square foot and a weighted average lease term of 10.8 years. The changes in the GAAP and cash mark-to-market rent on the 272,000 square feet of second generation space were negative 4.5% and negative 3.6% respectively. Tenant improvements and leasing commissions were $12.19 per square foot per annum, or 14.6% of initial rent.
•64,000 square feet of New York Retail space (53,000 square feet at share) at an initial rent of $207.84 per square foot and a weighted average lease term of 10.4 years. The changes in the GAAP and cash mark-to-market rent on the 12,000 square feet of second generation space were positive 32.2% and positive 9.4%, respectively. Tenant improvements and leasing commissions were $12.91 per square foot per annum, or 6.2% of initial rent.
•199,000 square feet at theMART (all at share) at an initial rent of $51.35 per square foot and a weighted average lease term of 5.1 years. The changes in the GAAP and cash mark-to-market rent on the 194,000 square feet of second generation space were negative 3.0% and positive 0.7%, respectively. Tenant improvements and leasing commissions were $2.43 per square foot per annum, or 4.7% of initial rent.
•51,000 square feet at 555 California Street (36,000 square feet at share) at an initial rent of $115.12 per square foot and a weighted average lease term of 4.3 years. The changes in the GAAP and cash mark-to-market rent on the 36,000 square feet of second generation space were positive 37.1% and positive 35.3%, respectively. Tenant improvements and leasing commissions were $2.83 per square foot per annum, or 2.5% of initial rent.

Overview - continued
Square Footage (in service) and Occupancy as of June 30, 2021

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	33	18,542	15,509	91.1%
Retail (includes retail properties that are in the base of our office properties)	65	2,225	1,748	77.3%
Residential - 1,994 units(1)	9	1,523	791	92.1%	(1)
Alexander's	7	2,219	719	95.2%	(1)
		24,509	18,767	90.0%
Other:
theMART	4	3,692	3,683	89.1%
555 California Street	3	1,740	1,219	97.8%
Other	11	2,489	1,154	92.5%
		7,921	6,056

Total square feet as of June 30, 2021		32,430	24,823
____________________
See note below.

Square Footage (in service) and Occupancy as of December 31, 2020

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	33	18,361	15,413	93.4%
Retail (includes retail properties that are in the base of our office properties)	65	2,275	1,805	78.8%
Residential - 1,995 units(1)	9	1,526	793	84.9%	(1)
Alexander's	7	2,366	766	98.5%	(1)
		24,528	18,777	92.2%
Other:
theMART	4	3,692	3,683	89.5%
555 California Street	3	1,741	1,218	98.4%
Other	11	2,489	1,154	92.8%
		7,922	6,055

Total square feet as of December 31, 2020		32,450	24,832
____________________
(1)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Policies
A summary of our critical accounting policies is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. For the six months ended June 30, 2021, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 4 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended June 30, 2021 and 2020
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. NOI at share - cash basis includes rent that has been deferred as a result of the COVID-19 pandemic.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended June 30, 2021
	Total	New York	Other
Total revenues	$378,941	$301,144	$77,797
Operating expenses	(190,920)	(156,033)	(34,887)
NOI - consolidated	188,021	145,111	42,910
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,689)	(8,473)	(7,216)
Add: NOI from partially owned entities	77,235	74,400	2,835
NOI at share	249,567	211,038	38,529
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	846	541	305
NOI at share - cash basis	$250,413	$211,579	$38,834

(Amounts in thousands)	For the Three Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$343,026	$270,628	$72,398
Operating expenses	(174,425)	(140,207)	(34,218)
NOI - consolidated	168,601	130,421	38,180
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,448)	(8,504)	(6,944)
Add: NOI from partially owned entities	69,487	67,051	2,436
NOI at share	222,640	188,968	33,672
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	34,190	32,943	1,247
NOI at share - cash basis	$256,830	$221,911	$34,919

NOI At Share by Segment for the Three Months Ended June 30, 2021 and 2020 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2021	2020
New York:
Office(1)	$164,050	$161,444
Retail(2)	39,213	21,841
Residential	4,239	5,868
Alexander's	9,069	8,331
Hotel Pennsylvania	(5,533)	(8,516)
Total New York	211,038	188,968

Other:
theMART	18,412	17,803
555 California Street	16,038	14,837
Other investments	4,079	1,032
Total Other	38,529	33,672

NOI at share	$249,567	$222,640
___________________
(1)2020 includes $13,220 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the New York & Company, Inc. lease at 330 West 34th Street and $940 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $20,436 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and $6,731 of write-offs of tenant receivables deemed uncollectible.
The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2021	2020
New York:
Office(1)	$167,322	$175,438
Retail(2)	36,214	38,913
Residential	3,751	5,504
Alexander's	9,848	10,581
Hotel Pennsylvania	(5,556)	(8,525)
Total New York	211,579	221,911

Other:
theMART	19,501	17,765
555 California Street	14,952	15,005
Other investments	4,381	2,149
Total Other	38,834	34,919

NOI at share - cash basis	$250,413	$256,830
___________________
(1)2020 includes $940 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $6,731 of write-offs of tenant receivables deemed uncollectible.

Reconciliation of Net Income (Loss) to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended June 30, 2021 and 2020

Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended June 30,
	2021	2020
Net income (loss)	$76,832	$(217,352)
Depreciation and amortization expense	89,777	92,805
General and administrative expense	30,602	35,014
Transaction related costs and other (lease liability extinguishment gain)	106	(69,221)
(Income) loss from partially owned entities	(31,426)	291,873
(Income) loss from real estate fund investments	(5,342)	28,042
Interest and other investment (income) loss, net	(1,539)	2,893
Interest and debt expense	51,894	58,405
Net gains on disposition of wholly owned and partially owned assets	(25,724)	(55,695)
Income tax expense	2,841	1,837
NOI from partially owned entities	77,235	69,487
NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,689)	(15,448)
NOI at share	249,567	222,640
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	846	34,190
NOI at share - cash basis	$250,413	$256,830
NOI At Share by Region

	For the Three Months Ended June 30,
	2021	2020
Region:
New York City metropolitan area	86%	85%
Chicago, IL	7%	8%
San Francisco, CA	7%	7%
	100%	100%

Results of Operations – Three Months Ended June 30, 2021 Compared to June 30, 2020

Revenues
Our revenues were $378,941,000 for the three months ended June 30, 2021 compared to $343,026,000 for the prior year’s quarter, an increase of $35,915,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(6,496)	$(6,345)	$(151)
Development and redevelopment	(2,191)	(2,191)	—
Hotel Pennsylvania	74	74	—
Trade shows	—	—	—
Same store operations	33,015	29,694	3,321
	24,402	21,232	3,170
Fee and other income:
BMS cleaning fees	6,968	7,195	(227)
Management and leasing fees	1,236	1,387	(151)
Other income	3,309	702	2,607
	11,513	9,284	2,229

Total increase in revenues	$35,915	$30,516	$5,399

Expenses
Our expenses were $314,783,000 for the three months ended June 30, 2021, compared to $239,379,000 for the prior year’s quarter, an increase of $75,404,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$1,710		$1,710		$—
Development and redevelopment	(1,259)		(1,259)		—
Non-reimbursable expenses	759		1,339		(580)
Hotel Pennsylvania	(2,354)		(2,354)		—
Trade shows	(1,905)		—		(1,905)
BMS expenses	4,530		4,757		(227)
Same store operations	15,014		11,633		3,381
	16,495		15,826		669
Depreciation and amortization:
Acquisitions, dispositions and other	86		86		—
Development and redevelopment	(1,289)		(1,289)		—
Same store operations	(1,825)		(548)		(1,277)
	(3,028)		(1,751)		(1,277)

General and administrative	(4,412)	(1)	(849)		(3,563)

Benefit from deferred compensation plan liability	(2,978)		—		(2,978)

(Transaction related costs and other) lease liability extinguishment gain	69,327		69,879	(2)	(552)

Total increase (decrease) in expenses	$75,404		$83,105		$(7,701)
______________________
(1)Primarily due to the overhead reduction program previously announced in December 2020.
(2)Primarily due to $70,260 of lease liability extinguishment gain related to 608 Fifth Avenue recognized in the second quarter of 2020.

Results of Operations – Three Months Ended June 30, 2021 Compared to June 30, 2020 - continued
Income (Loss) from Partially Owned Entities
Below are the components of income (loss) from partially owned entities for the three months ended June 30, 2021 and 2020.

(Amounts in thousands)	Percentage Ownership at June 30, 2021	For the Three Months Ended June 30,
		2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$10,037	$441
Return on preferred equity, net of our share of the expense		9,329	9,330
Non-cash impairment loss		—	(306,326)
		19,366	(296,555)
Alexander's(2)	32.4%	10,287	5,151
Partially owned office buildings(3)	Various	3,758	810
Other investments(4)		(1,985)	(1,279)
		$31,426	$(291,873)
____________________
(1)2020 includes $4,737 of write-offs of lease receivables deemed uncollectible.
(2)On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000. As a result of the sale, we recognized our $2,956 share of the net gain and also received a $300 sales commission from Alexander's.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income (Loss) from Real Estate Fund Investments
Below are the components of the income (loss) from our real estate fund investments for the three months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended June 30,
	2021	2020
Net investment income (loss)	$5,637	$(366)
Net unrealized loss on held investments	(295)	(27,676)
Income (loss) from real estate fund investments	5,342	(28,042)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(3,703)	21,953
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$1,639	$(6,089)
Interest and Other Investment Income (Loss), Net
Below are the components of interest and other investment income (loss), net for the three months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended June 30,
	2021	2020
Interest on loans receivable	$558	$810
Interest on cash and cash equivalents and restricted cash	78	1,498
Credit losses on loans receivable	—	(6,108)
Other, net	903	907
Total	$1,539	$(2,893)

Results of Operations – Three Months Ended June 30, 2021 Compared to June 30, 2020 - continued
Interest and Debt Expense
Interest and debt expense for the three months ended June 30, 2021 was $51,894,000 compared to $58,405,000 for the prior year’s quarter, a decrease of $6,511,000. This was primarily due to (i) $2,903,000 of lower interest expense due to lower variable rates on certain mortgage loans that were previously swapped to higher fixed rates under interest rate swap arrangements that expired in 2020, (ii) $2,182,000 of lower interest expense resulting from lower average interest rates on our variable rate loans, and (iii) $1,333,000 of higher capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended June 30, 2021 were $25,724,000 compared to $55,695,000 for the prior year's quarter, a decrease of $29,971,000. This resulted from lower net gains on sale of 220 CPS condominium units.
Income Tax Expense
Income tax expense for the three months ended June 30, 2021 was $2,841,000 compared to $1,837,000 for the prior year’s quarter, an increase of $1,004,000. This was primarily attributable to higher income from our taxable REIT subsidiaries.
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $8,784,000 for the three months ended June 30, 2021, compared to a loss of $17,768,000 for the prior year’s quarter, an increase of $26,552,000. This resulted primarily from a decrease in net loss allocated to the noncontrolling interests of our real estate fund investments.
Net (Income) Loss Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $3,536,000 for the three months ended June 30, 2021, compared to a loss of $14,364,000 for the prior year’s quarter, an increase of $17,900,000. This resulted primarily from higher net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $16,467,000 for the three months ended June 30, 2021, compared to $12,530,000 for the prior year’s quarter, an increase of $3,937,000 due to the issuance of 5.25% Series N cumulative redeemable preferred shares in November 2020.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $16,508,000 for the three months ended June 30, 2021, compared to $12,571,000 for the prior year’s quarter, an increase of $3,937,000 due to the issuance of 5.25% Series N cumulative redeemable preferred units in November 2020.

Results of Operations – Three Months Ended June 30, 2021 Compared to June 30, 2020 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2021 compared to June 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the three months ended June 30, 2021	$249,567	$211,038	$18,412	$16,038	$4,079
Less NOI at share from:
Development properties	(7,773)	(7,773)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	5,533	5,533	—	—	—
Other non-same store income, net	(5,074)	(995)	—	—	(4,079)
Same store NOI at share for the three months ended June 30, 2021	$242,253	$207,803	$18,412	$16,038	$—

NOI at share for the three months ended June 30, 2020	$222,640	$188,968	$17,803	$14,837	$1,032
Less NOI at share from:
Development properties	(7,578)	(7,578)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	8,516	8,516	—	—	—
Other non-same store income, net	(10,261)	(9,120)	—	(109)	(1,032)
Same store NOI at share for the three months ended June 30, 2020	$213,317	$180,786	$17,803	$14,728	$—

Increase in same store NOI at share	$28,936	$27,017	$609	$1,310	$—

% increase in same store NOI at share	13.6%	14.9%	3.4%	8.9%	—%
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2021 compared to June 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2021	$250,413	$211,579	$19,501	$14,952	$4,381
Less NOI at share - cash basis from:
Development properties	(7,465)	(7,465)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	5,556	5,556	—	—	—
Other non-same store income, net	(5,488)	(1,107)	—	—	(4,381)
Same store NOI at share - cash basis for the three months ended June 30, 2021	$243,016	$208,563	$19,501	$14,952	$—

NOI at share - cash basis for the three months ended June 30, 2020	$256,830	$221,911	$17,765	$15,005	$2,149
Less NOI at share - cash basis from:
Development properties	(9,623)	(9,623)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	8,525	8,525	—	—	—
Other non-same store income, net	(14,021)	(11,869)	—	(3)	(2,149)
Same store NOI at share - cash basis for the three months ended June 30, 2020	$241,711	$208,944	$17,765	$15,002	$—

Increase (decrease) in same store NOI at share - cash basis	$1,305	$(381)	$1,736	$(50)	$—

% increase (decrease) in same store NOI at share - cash basis	0.5%	(0.2)%	9.8%	(0.3)%	—%

NOI At Share by Segment for the Six Months Ended June 30, 2021 and 2020
Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Six Months Ended June 30, 2021
	Total	New York	Other
Total revenues	$758,918	$605,115	$153,803
Operating expenses	(381,899)	(317,018)	(64,881)
NOI - consolidated	377,019	288,097	88,922
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,335)	(17,094)	(16,241)
Add: NOI from partially owned entities	155,991	151,173	4,818
NOI at share	499,675	422,176	77,499
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(352)	(432)	80
NOI at share - cash basis	$499,323	$421,744	$77,579

(Amounts in thousands)	For the Six Months Ended June 30, 2020
	Total	New York	Other
Total revenues	$787,558	$626,243	$161,315
Operating expenses	(404,432)	(323,238)	(81,194)
NOI - consolidated	383,126	303,005	80,121
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(30,941)	(16,937)	(14,004)
Add: NOI from partially owned entities	151,368	145,459	5,909
NOI at share	503,553	431,527	72,026
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	37,266	34,049	3,217
NOI at share - cash basis	$540,819	$465,576	$75,243

NOI At Share by Segment for the Six Months Ended June 30, 2021 and 2020 - continued
The elements of our New York and Other NOI at share for the six months ended June 30, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
New York:
Office(1)	$330,685	$344,649
Retail(2)	75,915	73,859
Residential	8,695	12,068
Alexander's	19,558	18,823
Hotel Pennsylvania	(12,677)	(17,872)
Total New York	422,176	431,527

Other:
theMART	36,519	38,916
555 California Street	32,102	30,068
Other investments	8,878	3,042
Total Other	77,499	72,026

NOI at share	$499,675	$503,553
___________________
(1)2020 includes $13,220 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the New York & Company, Inc. lease at 330 West 34th Street and $940 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $20,436 of non-cash write-offs of receivables arising from the straight-lining of rents, primarily for the JCPenney lease at Manhattan Mall and $6,731 of write-offs of tenant receivables deemed uncollectible.

The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
New York:
Office(1)	$334,418	$362,473
Retail(2)	71,090	87,954
Residential	7,762	11,363
Alexander's	21,197	21,675
Hotel Pennsylvania	(12,723)	(17,889)
Total New York	421,744	465,576

Other:
theMART	37,341	40,470
555 California Street	30,807	30,440
Other investments	9,431	4,333
Total Other	77,579	75,243

NOI at share - cash basis	$499,323	$540,819
___________________
(1)2020 includes $940 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $6,731 of write-offs of tenant receivables deemed uncollectible.

Reconciliation of Net Income (Loss) to NOI At Share for the Six Months Ended June 30, 2021 and 2020
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the six months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
Net income (loss)	$103,825	$(321,855)
Depreciation and amortization expense	185,131	185,598
General and administrative expense	74,788	87,848
Transaction related costs and other (lease liability extinguishment gain)	949	(69,150)
(Income) loss from partially owned entities	(60,499)	272,770
(Income) loss from real estate fund investments	(5,173)	211,505
Interest and other investment (income) loss, net	(3,061)	8,797
Interest and debt expense	101,958	117,247
Net gains on disposition of wholly owned and partially owned assets	(25,724)	(124,284)
Income tax expense	4,825	14,650
NOI from partially owned entities	155,991	151,368
NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,335)	(30,941)
NOI at share	499,675	503,553
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(352)	37,266
NOI at share - cash basis	$499,323	$540,819
NOI At Share by Region

	For the Six Months Ended June 30,
	2021	2020
Region:
New York City metropolitan area	86%	86%
Chicago, IL	7%	8%
San Francisco, CA	7%	6%
	100%	100%

Results of Operations – Six Months Ended June 30, 2021 Compared to June 30, 2020

Revenues
Our revenues were $758,918,000 for the six months ended June 30, 2021, compared to $787,558,000 for the prior year’s six months, a decrease of $28,640,000. Below are the details of the decrease by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(13,364)	$(13,356)	$(8)
Development and redevelopment	(14,762)	(14,762)	—
Hotel Pennsylvania(1)	(9,444)	(9,444)	—
Trade shows(2)	(11,303)	—	(11,303)
Same store operations	11,318	10,761	557
	(37,555)	(26,801)	(10,754)
Fee and other income:
BMS cleaning fees	2,979	2,714	265
Management and leasing fees	3,738	4,035	(297)
Other income	2,198	(1,076)	3,274
	8,915	5,673	3,242

Total decrease in revenues	$(28,640)	$(21,128)	$(7,512)
___________
See notes below.

Expenses
Our expenses were $649,390,000 for the six months ended June 30, 2021, compared to $603,839,000 for the prior year’s six months, an increase of $45,551,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$440		$440		$—
Development and redevelopment	(8,035)		(8,035)		—
Non-reimbursable expenses	3,491		3,623		(132)
Hotel Pennsylvania(1)	(14,084)		(14,084)		—
Trade shows(2)	(12,774)		—		(12,774)
BMS expenses	179		(86)		265
Same store operations	8,250		11,922		(3,672)
	(22,533)		(6,220)		(16,313)
Depreciation and amortization:
Acquisitions, dispositions and other	122		122		—
Development and redevelopment	(5,582)		(5,582)		—
Same store operations	4,993		6,649		(1,656)
	(467)		1,189		(1,656)

General and administrative	(13,060)	(3)	(4,025)		(9,035)

Expense from deferred compensation plan liability	11,512		—		11,512

(Transaction related costs and other) lease liability extinguishment gain	70,099		69,879	(4)	220

Total increase (decrease) in expenses	$45,551		$60,823		$(15,272)
___________________
(1)We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we announced that we permanently closed the hotel.
(2)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic.
(3)Primarily due to the overhead reduction program previously announced in December 2020.
(4)Primarily due to $70,260 of lease liability extinguishment gain related to 608 Fifth Avenue recognized in the second quarter of 2020.

Results of Operations – Six Months Ended June 30, 2021 Compared to June 30, 2020 - continued
Income (Loss) from Partially Owned Entities
Below are the components of income (loss) from partially owned entities for the six months ended June 30, 2021 and 2020.

(Amounts in thousands)	Percentage Ownership at June 30, 2021	For the Six Months Ended June 30,
		2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$19,643	$5,937
Return on preferred equity, net of our share of the expense		18,555	18,496
Non-cash impairment loss		—	(306,326)
		38,198	(281,893)
Alexander's(2)	32.4%	16,591	7,827
Partially owned office buildings(3)	Various	9,730	2,132
Other investments(4)		(4,020)	(836)
		$60,499	$(272,770)
_____________________
(1)2020 includes $4,737 of write-offs of lease receivables deemed uncollectible during the second quarter of 2020.
(2)On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000. As a result of the sale, we recognized our $2,956 share of the net gain and also received a $300 sales commission from Alexander's.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income (Loss) from Real Estate Fund Investments
Below are the components of income (loss) from our real estate fund investments for the six months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
Net investment income (loss)	$5,962	$(309)
Net unrealized loss on held investments	(789)	(211,196)
Income (loss) from real estate fund investments	5,173	(211,505)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(3,274)	149,258
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$1,899	$(62,247)
Interest and Other Investment Income (Loss), Net
Below are the components of interest and other investment income (loss), net for the six months ended June 30, 2021 and 2020.

(Amounts in thousands)	For the Six Months Ended June 30,
	2021	2020
Interest on loans receivable	$1,118	$2,236
Interest on cash and cash equivalents and restricted cash	140	5,464
Credit losses on loans receivable	—	(13,369)
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	(4,938)
Other, net	1,803	1,810
	$3,061	$(8,797)

Results of Operations – Six Months Ended June 30, 2021 Compared to June 30, 2020 - continued
Interest and Debt Expense
Interest and debt expense was $101,958,000 for the six months ended June 30, 2021, compared to $117,247,000 for the prior year’s six months, a decrease of $15,289,000. This was primarily due to (i) $8,771,000 of lower interest expense resulting from lower average interest rates on our variable rate loans and (ii) $6,243,000 of lower interest expense due to lower variable rates on certain mortgage loans that were previously swapped to higher fixed rates under interest rate swap arrangements that expired in 2020.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the six months ended June 30, 2021 were $25,724,000 compared to $124,284,000 for the prior year's six months, a decrease of $98,560,000. This resulted from lower net gains on sale of 220 CPS condominium units.
Income Tax Expense
Income tax expense for the six months ended June 30, 2021 was $4,825,000 compared to $14,650,000 for the prior year’s six months, a decrease of $9,825,000. This was primarily due to lower income tax expense from the sale of 220 CPS condominium units.
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $14,898,000 for the six months ended June 30, 2021, compared to a loss of $140,155,000 for the prior year’s six months, an increase in income of $155,053,000. This resulted primarily from a decrease in net loss allocated to the noncontrolling interests of our real estate fund investments.
Net (Income) Loss Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $3,865,000 for the six months ended June 30, 2021, compared to a loss of $13,974,000 for the prior year’s six months, an increase of $17,839,000. This resulted primarily from higher net income subject to allocation to Class A unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $32,934,000 for the six months ended June 30, 2021, compared to $25,061,000 for the prior year’s six months, an increase of $7,873,000 due to the issuance of 5.25% Series N cumulative redeemable preferred shares in November 2020.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $33,016,000 for the six months ended June 30, 2021, compared to $25,143,000 for the prior year’s six months, an increase of $7,873,000 due to the issuance of 5.25% Series N cumulative redeemable preferred units in November 2020.

Results of Operations – Six Months Ended June 30, 2021 Compared to June 30, 2020 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2021 compared to June 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the six months ended June 30, 2021	$499,675	$422,176	$36,519	$32,102	$8,878
Less NOI at share from:
Development properties	(14,060)	(14,060)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	12,677	12,677	—	—	—
Other non-same store (income) expense, net	(10,223)	(1,346)	—	1	(8,878)
Same store NOI at share for the six months ended June 30, 2021	$488,069	$419,447	$36,519	$32,103	$—

NOI at share for the six months ended June 30, 2020	$503,553	$431,527	$38,916	$30,068	$3,042
Less NOI at share from:
Development properties	(20,750)	(20,750)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	17,872	17,872			—
Other non-same store (income) expense, net	(19,000)	(15,543)	(422)	7	(3,042)
Same store NOI at share for the six months ended June 30, 2020	$481,675	$413,106	$38,494	$30,075	$—

Increase (decrease) in same store NOI at share	$6,394	$6,341	$(1,975)	$2,028	$—

% increase (decrease) in same store NOI at share	1.3%	1.5%	(5.1)%	6.7%	—%
    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2021 compared to June 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2021	$499,323	$421,744	$37,341	$30,807	$9,431
Less NOI at share - cash basis from:
Development properties	(14,732)	(14,732)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	12,723	12,723	—	—	—
Other non-same store (income) expense, net	(11,111)	(1,681)	—	1	(9,431)
Same store NOI at share - cash basis for the six months ended June 30, 2021	$486,203	$418,054	$37,341	$30,808	$—

NOI at share - cash basis for the six months ended June 30, 2020	$540,819	$465,576	$40,470	$30,440	$4,333
Less NOI at share - cash basis from:
Development properties	(26,791)	(26,791)	—	—	—
Hotel Pennsylvania (temporarily closed on April 1, 2020, permanently closed on April 5, 2021)	17,889	17,889	—	—	—
Other non-same store income, net	(27,579)	(22,718)	(422)	(106)	(4,333)
Same store NOI at share - cash basis for the six months ended June 30, 2020	$504,338	$433,956	$40,048	$30,334	$—

(Decrease) increase in same store NOI at share - cash basis	$(18,135)	$(15,902)	$(2,707)	$474	$—

% (decrease) increase in same store NOI at share - cash basis	(3.6)%	(3.7)%	(6.8)%	1.6%	—%

Liquidity and Capital Resources
Rental revenue is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties. Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development costs. We have experienced a decrease in cash flow from operations due to the COVID-19 pandemic, including reduced collections of rents billed to certain of our tenants, the closure of Hotel Pennsylvania, the cancellation of trade shows at theMART, and lower revenues from BMS, parking garages and signage. For the quarter ended June 30, 2021, we collected 97% of rent due from our tenants, comprised of 98% from our office tenants and 93% from our retail tenants. While we believe our tenants are required to pay rent under their leases and we have commenced legal proceedings against certain tenants that have failed to pay under their leases, in limited circumstances, we have agreed to and may continue to agree to rent deferrals and rent abatements for certain of our tenants. Other sources of liquidity to fund cash requirements include proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.
As of June 30, 2021, we have $4.5 billion of liquidity comprised of $2.3 billion of cash and cash equivalents and restricted cash and $2.161 billion available on our $2.75 billion revolving credit facilities. The challenges posed by the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for development expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales. Consequently, the Company will continue to evaluate its liquidity and financial position on an ongoing basis.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources - continued
Cash Flows for the Six Months Ended June 30, 2021 and 2020
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2021	2020
Net cash provided by operating activities	$472,709	$267,715	$204,994
Net cash used in investing activities	(183,454)	(124,057)	(59,397)
Net cash provided by financing activities	297,713	112,552	185,161
Cash and cash equivalents and restricted cash was $2,317,337,000 as of June 30, 2021, a $586,968,000 increase from the balance as of December 31, 2020.
Net cash provided by operating activities of $472,709,000 for the six months ended June 30, 2021 was comprised of $362,666,000 of cash from operations, including distributions of income from partially owned entities of $109,089,000, and a net increase of $110,043,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the net cash used in investing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2021	2020
Development costs and construction in progress	$(269,376)	$(319,294)	$49,918
Distributions of capital from partially owned entities	106,005	1,090	104,915
Additions to real estate	(90,138)	(85,252)	(4,886)
Proceeds from sale of condominium units at 220 Central Park South	72,216	437,188	(364,972)
Investments in partially owned entities	(6,357)	(3,157)	(3,200)
Proceeds from sales of real estate	3,521	—	3,521
Proceeds from repayments of loans receivable	675	—	675
Moynihan Train Hall expenditures	—	(183,007)	183,007
Proceeds from sales of marketable securities	—	28,375	(28,375)
Net cash used in investing activities	$(183,454)	$(124,057)	$(59,397)
The following table details the net cash provided by financing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2021	2020
Proceeds from borrowings	$2,298,007	$554,297	$1,743,710
Repayments of borrowings	(1,573,443)	(11,347)	(1,562,096)
Dividends paid on common shares/Distributions to Vornado	(202,989)	(624,627)	421,638
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(159,926)	(54,440)	(105,486)
Dividends paid on preferred shares/Distributions to preferred unitholders	(32,934)	(37,593)	4,659
Debt issuance costs	(32,875)	(143)	(32,732)
Contributions from noncontrolling interests in consolidated subsidiaries	1,547	98,268	(96,721)
Proceeds received from exercise of Vornado stock options and other	440	5,267	(4,827)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(114)	(137)	23
Moynihan Train Hall reimbursement from Empire State Development	—	183,007	(183,007)
Net cash provided by financing activities	$297,713	$112,552	$185,161

Liquidity and Capital Resources - continued
Capital Expenditures for the Six Months Ended June 30, 2021
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the six months ended June 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$36,056	$29,076	$2,820	$4,160
Tenant improvements	46,644	41,804	3,709	1,131
Leasing commissions	13,082	5,991	271	6,820
Recurring tenant improvements, leasing commissions and other capital expenditures	95,782	76,871	6,800	12,111
Non-recurring capital expenditures	6,213	6,155	58	—
Total capital expenditures and leasing commissions	$101,995	$83,026	$6,858	$12,111
Development and Redevelopment Expenditures for the Six Months Ended June 30, 2021
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000. As of June 30, 2021, $875,965,000 has been expended, which has been reduced by $88,000,000 of historic tax credit investor contributions (at our share).
PENN 1
We are redeveloping PENN 1, a 2,546,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN 1. Skanska USA Civil Northeast, Inc. will perform the redevelopment under a fixed price contract for $396,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. The total development cost of our PENN 1 project is estimated to be $450,000,000. As of June 30, 2021, $262,417,000 has been expended.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $109,646,000 has been expended as of June 30, 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $29,993,000 has been expended as of June 30, 2021.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Six Months Ended June 30, 2021 - continued
Below is a summary of amounts paid for development and redevelopment expenditures for the six months ended June 30, 2021. These expenditures include interest and debt expense of $21,046,000, payroll of $5,347,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $51,085,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$115,432	$115,432	$—	$—	$—
PENN 1	81,924	81,924	—	—	—
PENN 2	31,259	31,259	—	—	—
220 CPS	13,764	—	—	—	13,764
345 Montgomery Street	2,860	—	—	2,860	—
Other	24,137	23,694	443	—	—
	$269,376	$252,309	$443	$2,860	$13,764
Capital Expenditures for the Six Months Ended June 30, 2020
Below is a summary of amounts paid for capital expenditures and leasing commissions for the six months ended June 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$34,335	$28,900	$4,443	$992
Tenant improvements	35,756	30,001	3,624	2,131
Leasing commissions	15,360	11,415	3,173	772
Recurring tenant improvements, leasing commissions and other capital expenditures	85,451	70,316	11,240	3,895
Non-recurring capital expenditures	11,772	11,767	5	—
Total capital expenditures and leasing commissions	$97,223	$82,083	$11,245	$3,895
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

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$127,998	$127,998	$—	$—	$—
220 CPS	62,450	—	—	—	62,450
PENN 1	48,565	48,565	—	—	—
PENN 2	44,810	44,810	—	—	—
345 Montgomery Street	9,775	—	—	9,775	—
Other	25,696	23,877	1,808	—	11
	$319,294	$245,250	$1,808	$9,775	$62,461

Liquidity and Capital Resources - continued
Insurance
For our properties (except Farley), we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $250,000,000 includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake and effective February 15, 2021, excluding communicable disease coverage. For the period February 15, 2020 through February 14, 2021, we and the insurance carriers for our all risk property policy have disagreements as to the applicability of a $2,300,000 sub-limit for communicable disease coverage across our properties. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on July 7, 2021, the Regus subsidiary appealed the decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent, in Luxembourg and other jurisdictions.
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers") for a 49-year term with five 10-year renewal options. The non-recourse lease with a single-purpose entity calls for current annual rent payments of $2,000,000 with fixed rent steps through the initial term. We operate trade shows and special events at the Piers (and sublease to others for the same uses). In February 2019, an inspection revealed that the piles supporting Pier 92 were structurally unsound (an obligation of EDC to maintain) and we were issued an order by EDC to vacate the property. We continued to make the required lease payments through February 2020, with no abatement provided by EDC for the loss of our right to use Pier 92 or reimbursement for lost revenues. Beginning March 2020, as no resolution had been reached with EDC, we have not paid the monthly rents due under the non-recourse lease. As of June 30, 2021, we have a $48,600,000 lease liability and a $34,300,000 right-of-use asset recorded for this lease.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of June 30, 2021, the aggregate dollar amount of these guarantees and master leases is approximately $1,678,000,000.
As of June 30, 2021, $13,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related) is developing Farley Office and Retail. In connection with the development of the property, the joint venture took in a historic Tax Credit Investor. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2021, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the June 30, 2021 fair value of the Fund assets, at liquidation we would be required to make a $28,000,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of June 30, 2021, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,700,000.
As of June 30, 2021, we have construction commitments aggregating approximately $429,000,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because they exclude the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income (Loss) Per Share/Income (Loss) Per Class A Unit, in our consolidated financial statements on page 40 of this Quarterly Report on Form 10-Q.
FFO attributable to common shareholders plus assumed conversions was $153,364,000, or $0.80 per diluted share for the three months ended June 30, 2021, compared to $203,256,000, or $1.06 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $271,771,000, or $1.41 per diluted share for the six months ended June 30, 2021, compared to $333,616,000, or $1.75 per diluted share, for the prior year’s six months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$48,045	$(197,750)	$52,128	$(192,787)
Per diluted share	$0.25	$(1.03)	$0.27	$(1.01)

FFO adjustments:
Depreciation and amortization of real property	$82,396	$85,179	$170,115	$170,315
Decrease in fair value of marketable securities	—	—	—	4,938
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	34,846	39,736	69,704	80,159
Net gain on sale of real estate	(3,052)	—	(3,052)	—
(Increase) decrease in fair value of marketable securities	(1,216)	(565)	(1,405)	3,126
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $467 of noncontrolling interests	—	305,859	—	305,859
	112,974	430,209	235,362	564,397
Noncontrolling interests' share of above adjustments	(7,666)	(29,215)	(15,741)	(38,019)
FFO adjustments, net	$105,308	$400,994	$219,621	$526,378

FFO attributable to common shareholders	$153,353	$203,244	$271,749	$333,591
Convertible preferred share dividends	11	12	22	25
FFO attributable to common shareholders plus assumed conversions	$153,364	$203,256	$271,771	$333,616
Per diluted share	$0.80	$1.06	$1.41	$1.75

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,527	191,104	191,473	191,071
Effect of dilutive securities:
Out-Performance Plan units	830	—	719	—
Convertible preferred shares	26	28	26	29
AO LTIP units	18	—	11	5
Employee stock options and restricted stock awards	5	—	4	2
Denominator for FFO per diluted share	192,406	191,132	192,233	191,107

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2021			2020
	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance		Weighted Average Interest Rate
Consolidated debt:
Variable rate	$3,070,015	1.62%	$30,700	$3,220,815		1.83%
Fixed rate	5,090,000	3.19%	—	4,212,643		3.70%
	$8,160,015	2.60%	30,700	$7,433,458		2.89%
Pro rata share of debt of non-consolidated entities:
Variable rate	$1,545,141	1.65%	15,451	$1,384,710	(1)	1.80%
Fixed rate	1,454,932	3.73%	—	1,488,464		3.76%
	$3,000,073	2.66%	15,451	$2,873,174		2.81%
Noncontrolling interests' share of consolidated subsidiaries			(3,971)
Total change in annual net income attributable to the Operating Partnership			42,180
Noncontrolling interests’ share of the Operating Partnership			(2,860)
Total change in annual net income attributable to Vornado			$39,320
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.21
Total change in annual net income attributable to Vornado per diluted share			$0.20
___________________
(1)Net of our $16,200 share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt. On April 7, 2021, Alexander's used its participation in the loan to reduce the loan balance.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2021, the estimated fair value of our consolidated debt was $8,208,000,000.
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of June 30, 2021.

(Amounts in thousands)	As of June 30, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap(1)	$3,041	$840,000	(2)	L+193	2.01%	2.26%	5/24
PENN 11 mortgage loan interest rate swap(3)	1,858	500,000		L+275	2.83%	3.03%	3/24
Various interest rate caps	95	175,000
	$4,994	$1,515,000

Included in other liabilities:
Unsecured term loan interest rate swap	$44,732	$750,000	(4)	L+100	1.10%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	6,086	100,000		L+180	1.89%	4.14%	1/25
	$50,818	$850,000
____________________
(1)Entered into on May 15, 2021.
(2)Represents our 70.0% share of the $1.2 billion mortgage loan.
(3)Entered into on March 7, 2021.
(4)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended June 30, 2021, we issued 39,692 Class A units in connection with (i) the issuance of Vornado common shares and (ii) the exercise of awards pursuant to Vornado’s omnibus share plan, including grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options. The consideration received included $225,878 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
10.44	—	Second Amended and Restated Revolving Credit Agreement dated as of April 15, 2021 among Vornado Realty L.P., as Borrower, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	*
10.45	—	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement dated as of April 16, 2021 among Vornado Realty L.P. as Borrower, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A. as Administrative Agent for the Banks	*
10.46	—	Amendment No. 2 to Amended and Restated Term Loan Agreement dated as of April 16, 2021 among Vornado Realty L.P. as Borrower, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A. as Administrative Agent for the Banks	*
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101	—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as iXBRL and contained in Exhibit 101.

*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: August 2, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: August 2, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)