Form 10-Q
period 2021-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2021-11-01
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2021
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.70% Series K	VNO/PK	New York Stock Exchange
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of September 30, 2021, 191,680,984 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 92.6% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	September 30, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land	$2,528,207	$2,420,054
Buildings and improvements	8,449,768	7,933,030
Development costs and construction in progress	1,830,660	1,604,637
Leasehold improvements and equipment	111,233	130,222
Total	12,919,868	12,087,943
Less accumulated depreciation and amortization	(3,309,273)	(3,169,446)
Real estate, net	9,610,595	8,918,497
Right-of-use assets	337,130	367,365
Cash and cash equivalents	2,128,964	1,624,482
Restricted cash	139,233	105,887
Tenant and other receivables	89,606	77,658
Investments in partially owned entities	3,287,870	3,491,107
Real estate fund investments	3,739	3,739
220 Central Park South condominium units ready for sale	77,658	128,215
Receivable arising from the straight-lining of rents	656,137	674,075
Deferred leasing costs, net of accumulated amortization of $209,266 and $196,972	386,273	372,919
Identified intangible assets, net of accumulated amortization of $93,643 and $93,113	158,438	23,856
Other assets	613,157	434,022
	$17,488,800	$16,221,822
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$6,069,512	$5,580,549
Senior unsecured notes, net	1,189,680	446,685
Unsecured term loan, net	797,549	796,762
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	372,908	401,008
Accounts payable and accrued expenses	449,768	427,202
Deferred revenue	50,064	40,110
Deferred compensation plan	107,860	105,564
Preferred shares to be redeemed on October 13, 2021	300,000	—
Other liabilities	305,946	294,520
Total liabilities	10,218,287	8,667,400
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,070,794 and 13,583,607 units outstanding	591,114	507,212
Series D cumulative redeemable preferred units - 141,400 and 141,401 units outstanding	3,535	4,535
Total redeemable noncontrolling partnership units	594,649	511,747
Redeemable noncontrolling interest in a consolidated subsidiary	96,039	94,520
Total redeemable noncontrolling interests	690,688	606,267
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 and 48,793,402 shares	1,182,499	1,182,339
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,680,984 and 191,354,679 shares	7,646	7,633
Additional capital	8,138,337	8,192,507
Earnings less than distributions	(2,988,999)	(2,774,182)
Accumulated other comprehensive loss	(45,179)	(75,099)
Total shareholders' equity	6,294,304	6,533,198
Noncontrolling interests in consolidated subsidiaries	285,521	414,957
Total equity	6,579,825	6,948,155
	$17,488,800	$16,221,822
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Rental revenues	$369,203	$322,253	$1,048,116	$1,038,721
Fee and other income	40,009	41,709	120,014	112,799
Total revenues	409,212	363,962	1,168,130	1,151,520
EXPENSES:
Operating	(212,699)	(195,645)	(594,598)	(600,077)
Depreciation and amortization	(100,867)	(107,013)	(285,998)	(292,611)
General and administrative	(25,553)	(32,407)	(100,341)	(120,255)
(Expense) benefit from deferred compensation plan liability	(799)	(4,341)	(7,422)	548
(Impairment losses, transaction related costs and other) lease liability extinguishment gain	(9,681)	(584)	(10,630)	68,566
Total expenses	(349,599)	(339,990)	(998,989)	(943,829)

Income (loss) from partially owned entities	26,269	(80,909)	86,768	(353,679)
(Loss) income from real estate fund investments	(66)	(13,823)	5,107	(225,328)
Interest and other investment income (loss), net	633	1,729	3,694	(7,068)
Income (loss) from deferred compensation plan assets	799	4,341	7,422	(548)
Interest and debt expense	(50,946)	(57,371)	(152,904)	(174,618)
Net gains on disposition of wholly owned and partially owned assets	10,087	214,578	35,811	338,862
Income (loss) before income taxes	46,389	92,517	155,039	(214,688)
Income tax benefit (expense)	25,376	(23,781)	20,551	(38,431)
Net income (loss)	71,765	68,736	175,590	(253,119)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(5,425)	848	(20,323)	141,003
Operating Partnership	(2,818)	(3,884)	(6,683)	10,090
Net income (loss) attributable to Vornado	63,522	65,700	148,584	(102,026)
Preferred share dividends	(16,800)	(12,530)	(49,734)	(37,591)
Series K preferred share issuance costs	(9,033)	—	(9,033)	—
NET INCOME (LOSS) attributable to common shareholders	$37,689	$53,170	$89,817	$(139,617)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.20	$0.28	$0.47	$(0.73)
Weighted average shares outstanding	191,577	191,162	191,508	191,102

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.20	$0.28	$0.47	$(0.73)
Weighted average shares outstanding	192,041	191,162	192,151	191,102

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$71,765	$68,736	$175,590	$(253,119)
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	5,362	7,926	25,555	(37,473)
Other comprehensive income (loss) of nonconsolidated subsidiaries	1,322	(15,634)	6,381	(15,626)
Comprehensive income (loss)	78,449	61,028	207,526	(306,218)
Less comprehensive (income) loss attributable to noncontrolling interests	(8,669)	(2,516)	(29,022)	154,591
Comprehensive income (loss) attributable to Vornado	$69,780	$58,512	$178,504	$(151,627)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$7,641	$8,069,033	$(2,925,161)	$(51,437)	$285,950	$6,568,317
Net income attributable to Vornado	—	—	—	—	—	63,522	—	—	63,522
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	4,299	4,299
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,527)	—	—	(101,527)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(16,800)	—	—	(16,800)
Series O cumulative redeemable preferred shares issuance	12,000	291,195	—	—	—	—	—	—	291,195
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	114	5	4,744	—	—	—	4,749
Under dividend reinvestment plan	—	—	6	1	223	—	—	—	224
Contributions	—	—	—	—	—	—	—	1,110	1,110
Distributions	—	—	—	—	—	—	—	(5,877)	(5,877)
Conversion of Series A preferred shares to common shares	—	(13)	1	—	13	—	—	—	—
Deferred compensation shares and options	—	—	(1)	—	226	—	—	—	226
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	1,322	—	1,322
Increase in value of interest rate swaps	—	—	—	—	—	—	5,360	—	5,360
Redeemable Class A unit measurement adjustment	—	—	—	—	64,100	—	—	—	64,100
Series K cumulative redeemable preferred shares called for redemption	(12,000)	(290,967)	—	—	—	(9,033)	—	—	(300,000)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(426)	—	(426)
Other	—	(7)	—	(1)	(2)	—	2	39	31
Balance as of September 30, 2021	48,793	$1,182,499	191,681	$7,646	$8,138,337	$(2,988,999)	$(45,179)	$285,521	$6,579,825
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

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	148,584	—	—	148,584
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	18,804	18,804
Dividends on common shares ($1.59 per share)	—	—	—	—	—	(304,516)	—	—	(304,516)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(49,734)	—	—	(49,734)
Series O cumulative redeemable preferred shares issuance	12,000	291,195	—	—	—	—	—	—	291,195
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	313	13	13,045	—	—	—	13,058
Under employees' share option plan	—	—	—	—	10	—	—	—	10
Under dividend reinvestment plan	—	—	16	1	653	—	—	—	654
Contributions	—	—	—	—	—	—	—	2,657	2,657
Distributions	—	—	—	—	—	—	—	(150,934)	(150,934)
Conversion of Series A preferred shares to common shares	—	(13)	1	—	13	—	—	—	—
Deferred compensation shares and options	—	—	(4)	—	675	(114)	—	—	561
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	6,381	—	6,381
Increase in value of interest rate swaps	—	—	—	—	—	—	25,553	—	25,553
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(78,848)	—	—	—	(78,848)
Series K cumulative redeemable preferred shares called for redemption	(12,000)	(290,967)	—	—	—	(9,033)	—	—	(300,000)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(2,016)	—	(2,016)
Other	—	(55)	—	(1)	(1)	(4)	2	37	(22)
Balance as of September 30, 2021	48,793	$1,182,499	191,681	$7,646	$8,138,337	$(2,988,999)	$(45,179)	$285,521	$6,579,825
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado	—	—	—	—	—	(102,026)	—	—	(102,026)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(141,310)	(141,310)
Dividends on common shares ($1.85 per share)	—	—	—	—	—	(353,558)	—	—	(353,558)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(37,591)	—	—	(37,591)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	149	6	6,044	—	—	—	6,050
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	40	2	2,048	—	—	—	2,050
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	2,837	2,837
Distributions	—	—	—	—	—	—	—	(25,517)	(25,517)
Conversion of Series A preferred shares to common shares	(3)	(57)	4	—	57	—	—	—	—
Deferred compensation shares and options	—	—	13	1	905	(137)	—	—	769
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(15,626)	—	(15,626)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(37,473)	—	(37,473)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	—	272,436	—	—	—	272,436
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,498	—	3,498
Other	—	(1)	—	(1)	(1)	7	—	(1,502)	(1,498)
Balance as of September 30, 2020	36,793	$891,156	191,261	$7,629	$8,123,524	$(2,463,635)	$(89,834)	$416,845	$6,885,685
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$175,590	$(253,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	299,749	305,905
Distributions of income from partially owned entities	171,367	132,850
Equity in net (income) loss of partially owned entities	(86,768)	353,679
Net gains on disposition of wholly owned and partially owned assets	(35,811)	(338,862)
Stock-based compensation expense	32,889	39,638
Straight-lining of rents	11,651	20,021
Amortization of below-market leases, net	(7,939)	(13,054)
Real estate impairment losses	7,880	—
Write-off of lease receivables deemed uncollectible	7,219	60,766
Net unrealized loss on real estate fund investments	789	225,412
Gain on extinguishment of 608 Fifth Avenue lease liability	—	(70,260)
Credit losses on loans receivable	—	13,369
Decrease in fair value of marketable securities	—	4,938
Other non-cash adjustments	(2,549)	7,544
Changes in operating assets and liabilities:
Real estate fund investments	(789)	(6,502)
Tenant and other receivables	(12,092)	(27,093)
Prepaid assets	(44,731)	(215,645)
Other assets	(77,508)	(41,328)
Accounts payable and accrued expenses	43,067	(4,058)
Other liabilities	(3,911)	(2,841)
Net cash provided by operating activities	478,103	191,360

Cash Flows from Investing Activities:
Development costs and construction in progress	(444,645)	(448,167)
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	(123,936)	—
Additions to real estate	(113,374)	(112,906)
Distributions of capital from partially owned entities	106,005	1,090
Proceeds from sales of real estate	100,024	—
Proceeds from sale of condominium units at 220 Central Park South	97,683	939,292
Investments in partially owned entities	(12,366)	(6,156)
Acquisitions of real estate and other	(3,000)	(985)
Proceeds from repayments of loans receivable	975	—
Moynihan Train Hall expenditures	—	(277,128)
Proceeds from sales of marketable securities	—	28,375
Net cash (used in) provided by investing activities	(392,634)	123,415
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,298,007	$555,918
Repayments of borrowings	(1,578,843)	(514,493)
Dividends paid on common shares	(304,516)	(725,938)
Proceeds from the issuance of preferred shares	291,195	—
Distributions to noncontrolling interests	(173,356)	(76,759)
Dividends paid on preferred shares	(49,400)	(50,123)
Debt issuance costs	(33,935)	(1,357)
Contributions from noncontrolling interests	2,657	98,626
Proceeds received from exercise of employee share options and other	664	5,567
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(114)	(137)
Moynihan Train Hall reimbursement from Empire State Development	—	277,128
Net cash provided by (used in) financing activities	452,359	(431,568)
Net increase (decrease) in cash and cash equivalents and restricted cash	537,828	(116,793)
Cash and cash equivalents and restricted cash at beginning of period	1,730,369	1,607,131
Cash and cash equivalents and restricted cash at end of period	$2,268,197	$1,490,338

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,624,482	$1,515,012
Restricted cash at beginning of period	105,887	92,119
Cash and cash equivalents and restricted cash at beginning of period	$1,730,369	$1,607,131

Cash and cash equivalents at end of period	$2,128,964	$1,411,047
Restricted cash at end of period	139,233	79,291
Cash and cash equivalents and restricted cash at end of period	$2,268,197	$1,490,338

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $31,785 and $30,649	$137,937	$164,752
Cash payments for income taxes	$8,426	$14,252

Non-Cash Investing and Financing Activities:
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	$566,013	$—
Identified intangible assets	139,545	—
Mortgages payable	525,000	—
Deferred revenue	18,884	—
Reclassification of Series K cumulative redeemable preferred shares to liabilities upon call for redemption	300,000	—
Accrued capital expenditures included in accounts payable and accrued expenses	120,635	118,672
Reclassification of assets held for sale (included in "other assets")	79,421	—
Redeemable Class A unit measurement adjustment	(78,848)	272,436
Write-off of fully depreciated assets	(78,353)	(111,863)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	11,767	370,850
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	September 30, 2021	December 31, 2020
ASSETS
Real estate, at cost:
Land	$2,528,207	$2,420,054
Buildings and improvements	8,449,768	7,933,030
Development costs and construction in progress	1,830,660	1,604,637
Leasehold improvements and equipment	111,233	130,222
Total	12,919,868	12,087,943
Less accumulated depreciation and amortization	(3,309,273)	(3,169,446)
Real estate, net	9,610,595	8,918,497
Right-of-use assets	337,130	367,365
Cash and cash equivalents	2,128,964	1,624,482
Restricted cash	139,233	105,887
Tenant and other receivables	89,606	77,658
Investments in partially owned entities	3,287,870	3,491,107
Real estate fund investments	3,739	3,739
220 Central Park South condominium units ready for sale	77,658	128,215
Receivable arising from the straight-lining of rents	656,137	674,075
Deferred leasing costs, net of accumulated amortization of $209,266 and $196,972	386,273	372,919
Identified intangible assets, net of accumulated amortization of $93,643 and $93,113	158,438	23,856
Other assets	613,157	434,022
	$17,488,800	$16,221,822
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$6,069,512	$5,580,549
Senior unsecured notes, net	1,189,680	446,685
Unsecured term loan, net	797,549	796,762
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	372,908	401,008
Accounts payable and accrued expenses	449,768	427,202
Deferred revenue	50,064	40,110
Deferred compensation plan	107,860	105,564
Preferred units to be redeemed on October 13, 2021	300,000	—
Other liabilities	305,946	294,520
Total liabilities	10,218,287	8,667,400
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,070,794 and 13,583,607 units outstanding	591,114	507,212
Series D cumulative redeemable preferred units - 141,400 and 141,401 units outstanding	3,535	4,535
Total redeemable noncontrolling partnership units	594,649	511,747
Redeemable noncontrolling interest in a consolidated subsidiary	96,039	94,520
Total redeemable noncontrolling interests	690,688	606,267
Partners' equity:
Partners' capital	9,328,482	9,382,479
Earnings less than distributions	(2,988,999)	(2,774,182)
Accumulated other comprehensive loss	(45,179)	(75,099)
Total partners' equity	6,294,304	6,533,198
Noncontrolling interests in consolidated subsidiaries	285,521	414,957
Total equity	6,579,825	6,948,155
	$17,488,800	$16,221,822
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Rental revenues	$369,203	$322,253	$1,048,116	$1,038,721
Fee and other income	40,009	41,709	120,014	112,799
Total revenues	409,212	363,962	1,168,130	1,151,520
EXPENSES:
Operating	(212,699)	(195,645)	(594,598)	(600,077)
Depreciation and amortization	(100,867)	(107,013)	(285,998)	(292,611)
General and administrative	(25,553)	(32,407)	(100,341)	(120,255)
(Expense) benefit from deferred compensation plan liability	(799)	(4,341)	(7,422)	548
(Impairment losses, transaction related costs and other) lease liability extinguishment gain	(9,681)	(584)	(10,630)	68,566
Total expenses	(349,599)	(339,990)	(998,989)	(943,829)

Income (loss) from partially owned entities	26,269	(80,909)	86,768	(353,679)
(Loss) income from real estate fund investments	(66)	(13,823)	5,107	(225,328)
Interest and other investment income (loss), net	633	1,729	3,694	(7,068)
Income (loss) from deferred compensation plan assets	799	4,341	7,422	(548)
Interest and debt expense	(50,946)	(57,371)	(152,904)	(174,618)
Net gains on disposition of wholly owned and partially owned assets	10,087	214,578	35,811	338,862
Income (loss) before income taxes	46,389	92,517	155,039	(214,688)
Income tax benefit (expense)	25,376	(23,781)	20,551	(38,431)
Net income (loss)	71,765	68,736	175,590	(253,119)
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(5,425)	848	(20,323)	141,003
Net income (loss) attributable to Vornado Realty L.P.	66,340	69,584	155,267	(112,116)
Preferred unit distributions	(16,842)	(12,572)	(49,858)	(37,715)
Series K preferred unit issuance costs	(9,033)	—	(9,033)	—
NET INCOME (LOSS) attributable to Class A unitholders	$40,465	$57,012	$96,376	$(149,831)

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.19	$0.28	$0.46	$(0.76)
Weighted average units outstanding	204,864	203,554	204,663	203,480

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.19	$0.28	$0.46	$(0.76)
Weighted average units outstanding	205,703	203,554	205,616	203,480
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$71,765	$68,736	$175,590	$(253,119)
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	5,362	7,926	25,555	(37,473)
Other comprehensive income (loss) of nonconsolidated subsidiaries	1,322	(15,634)	6,381	(15,626)
Comprehensive income (loss)	78,449	61,028	207,526	(306,218)
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(5,425)	848	(20,323)	141,003
Comprehensive income (loss) attributable to Vornado Realty L.P.	$73,024	$61,876	$187,203	$(165,215)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$8,076,674	$(2,925,161)	$(51,437)	$285,950	$6,568,317
Net income attributable to Vornado Realty L.P.	—	—	—	—	66,340	—	—	66,340
Net income attributable to redeemable partnership units	—	—	—	—	(2,818)	—	—	(2,818)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	4,299	4,299
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,527)	—	—	(101,527)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(16,800)	—	—	(16,800)
Series O cumulative redeemable preferred units issuance	12,000	291,195	—	—	—	—	—	291,195
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	114	4,749	—	—	—	4,749
Under Vornado's dividend reinvestment plan	—	—	6	224	—	—	—	224
Contributions	—	—	—	—	—	—	1,110	1,110
Distributions	—	—	—	—	—	—	(5,877)	(5,877)
Conversion of Series A preferred units to Class A units	—	(13)	1	13	—	—	—	—
Deferred compensation units and options	—	—	(1)	226	—	—	—	226
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	1,322	—	1,322
Increase in value of interest rate swaps	—	—	—	—	—	5,360	—	5,360
Redeemable Class A unit measurement adjustment	—	—	—	64,100	—	—	—	64,100
Series K cumulative redeemable preferred units called for redemption	(12,000)	(290,967)	—	—	(9,033)	—	—	(300,000)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(426)	—	(426)
Other	—	(7)	—	(3)	—	2	39	31
Balance as of September 30, 2021	48,793	$1,182,499	191,681	$8,145,983	$(2,988,999)	$(45,179)	$285,521	$6,579,825
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

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2021
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	155,267	—	—	155,267
Net income attributable to redeemable partnership units	—	—	—	—	(6,683)	—	—	(6,683)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	18,804	18,804
Distributions to Vornado ($1.59 per unit)	—	—	—	—	(304,516)	—	—	(304,516)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(49,734)	—	—	(49,734)
Series O cumulative redeemable preferred units issuance	12,000	291,195	—	—	—	—	—	291,195
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	313	13,058	—	—	—	13,058
Under Vornado's employees' share option plan	—	—	—	10	—	—	—	10
Under Vornado's dividend reinvestment plan	—	—	16	654	—	—	—	654
Contributions	—	—	—	—	—	—	2,657	2,657
Distributions	—	—	—	—	—	—	(150,934)	(150,934)
Conversion of Series A preferred units to Class A units	—	(13)	1	13	—	—	—	—
Deferred compensation units and options	—	—	(4)	675	(114)	—	—	561
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	6,381	—	6,381
Increase in value of interest rate swaps	—	—	—	—	—	25,553	—	25,553
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(78,848)	—	—	—	(78,848)
Series K cumulative redeemable preferred units called for redemption	(12,000)	(290,967)	—	—	(9,033)	—	—	(300,000)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(2,016)	—	(2,016)
Other	—	(55)	—	(2)	(4)	2	37	(22)
Balance as of September 30, 2021	48,793	$1,182,499	191,681	$8,145,983	$(2,988,999)	$(45,179)	$285,521	$6,579,825
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2020
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(112,116)	—	—	(112,116)
Net loss attributable to redeemable partnership units	—	—	—	—	10,090	—	—	10,090
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(141,310)	(141,310)
Distributions to Vornado ($1.85 per unit)	—	—	—	—	(353,558)	—	—	(353,558)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(37,591)	—	—	(37,591)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	149	6,050	—	—	—	6,050
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	40	2,050	—	—	—	2,050
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	2,837	2,837
Distributions	—	—	—	—	—	—	(25,517)	(25,517)
Conversion of Series A preferred units to Class A units	(3)	(57)	4	57	—	—	—	—
Deferred compensation units and options	—	—	13	906	(137)	—	—	769
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(15,626)	—	(15,626)
Reduction in value of interest rate swaps	—	—	—	—	—	(37,473)	—	(37,473)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	272,436	—	—	—	272,436
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,498	—	3,498
Other	—	(1)	—	(2)	7	—	(1,502)	(1,498)
Balance as of September 30, 2020	36,793	$891,156	191,261	$8,131,153	$(2,463,635)	$(89,834)	$416,845	$6,885,685
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$175,590	$(253,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	299,749	305,905
Distributions of income from partially owned entities	171,367	132,850
Equity in net (income) loss of partially owned entities	(86,768)	353,679
Net gains on disposition of wholly owned and partially owned assets	(35,811)	(338,862)
Stock-based compensation expense	32,889	39,638
Straight-lining of rents	11,651	20,021
Amortization of below-market leases, net	(7,939)	(13,054)
Real estate impairment losses	7,880	—
Write-off of lease receivables deemed uncollectible	7,219	60,766
Net unrealized loss on real estate fund investments	789	225,412
Gain on extinguishment of 608 Fifth Avenue lease liability	—	(70,260)
Credit losses on loans receivable	—	13,369
Decrease in fair value of marketable securities	—	4,938
Other non-cash adjustments	(2,549)	7,544
Changes in operating assets and liabilities:
Real estate fund investments	(789)	(6,502)
Tenant and other receivables	(12,092)	(27,093)
Prepaid assets	(44,731)	(215,645)
Other assets	(77,508)	(41,328)
Accounts payable and accrued expenses	43,067	(4,058)
Other liabilities	(3,911)	(2,841)
Net cash provided by operating activities	478,103	191,360

Cash Flows from Investing Activities:
Development costs and construction in progress	(444,645)	(448,167)
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	(123,936)	—
Additions to real estate	(113,374)	(112,906)
Distributions of capital from partially owned entities	106,005	1,090
Proceeds from sales of real estate	100,024	—
Proceeds from sale of condominium units at 220 Central Park South	97,683	939,292
Investments in partially owned entities	(12,366)	(6,156)
Acquisitions of real estate and other	(3,000)	(985)
Proceeds from repayments of loans receivable	975	—
Moynihan Train Hall expenditures	—	(277,128)
Proceeds from sales of marketable securities	—	28,375
Net cash (used in) provided by investing activities	(392,634)	123,415
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,298,007	$555,918
Repayments of borrowings	(1,578,843)	(514,493)
Distributions to Vornado	(304,516)	(725,938)
Proceeds from the issuance of preferred units	291,195	—
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(173,356)	(76,759)
Distributions to preferred unitholders	(49,400)	(50,123)
Debt issuance costs	(33,935)	(1,357)
Contributions from noncontrolling interests in consolidated subsidiaries	2,657	98,626
Proceeds received from exercise of Vornado stock options and other	664	5,567
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(114)	(137)
Moynihan Train Hall reimbursement from Empire State Development	—	277,128
Net cash provided by (used in) financing activities	452,359	(431,568)
Net increase (decrease) in cash and cash equivalents and restricted cash	537,828	(116,793)
Cash and cash equivalents and restricted cash at beginning of period	1,730,369	1,607,131
Cash and cash equivalents and restricted cash at end of period	$2,268,197	$1,490,338

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,624,482	$1,515,012
Restricted cash at beginning of period	105,887	92,119
Cash and cash equivalents and restricted cash at beginning of period	$1,730,369	$1,607,131

Cash and cash equivalents at end of period	$2,128,964	$1,411,047
Restricted cash at end of period	139,233	79,291
Cash and cash equivalents and restricted cash at end of period	$2,268,197	$1,490,338

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $31,785 and $30,649	$137,937	$164,752
Cash payments for income taxes	$8,426	$14,252

Non-Cash Investing and Financing Activities:
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	$566,013	$—
Identified intangible assets	139,545	—
Mortgages payable	525,000	—
Deferred revenue	18,884	—
Reclassification of Series K cumulative redeemable preferred units to liabilities upon call for redemption	300,000	—
Accrued capital expenditures included in accounts payable and accrued expenses	120,635	118,672
Reclassification of assets held for sale (included in "other assets")	79,421	—
Redeemable Class A unit measurement adjustment	(78,848)	272,436
Write-off of fully depreciated assets	(78,353)	(111,863)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	11,767	370,850
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.6% of the common limited partnership interest in the Operating Partnership as of September 30, 2021. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
3.    Recently Issued Accounting Literature
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
In July 2021, the FASB issued an update ("ASU 2021-05") Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases ("ASC 842"). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2021-05 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2021 and 2020 is set forth in Note 21 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2020
	Total	New York	Other		Total	New York	Other
Property rentals(1)	$345,235	$273,197	$72,038		$312,748	$248,328	$64,420
Trade shows(2)	12,605	—	12,605		—	—	—
Lease revenues(3)	357,840	273,197	84,643		312,748	248,328	64,420
Tenant services	11,363	7,565	3,798		9,505	6,589	2,916
Rental revenues	369,203	280,762	88,441		322,253	254,917	67,336
BMS cleaning fees	30,827	32,630	(1,803)	(4)	24,054	25,592	(1,538)	(4)
Management and leasing fees	2,509	2,680	(171)		11,649	11,732	(83)
Other income	6,673	571	6,102		6,006	904	5,102
Fee and other income	40,009	35,881	4,128		41,709	38,228	3,481
Total revenues	$409,212	$316,643	$92,569		$363,962	$293,145	$70,817
____________________
See notes below.

(Amounts in thousands)	For the Nine Months Ended September 30, 2021				For the Nine Months Ended September 30, 2020
	Total	New York	Other		Total	New York	Other
Property rentals(1)	$1,008,237	$795,841	$212,396		$992,238	$788,248	$203,990
Hotel Pennsylvania(5)	—	—	—		8,741	8,741	—
Trade shows(2)	12,605	—	12,605		11,303	—	11,303
Lease revenues(3)	1,020,842	795,841	225,001		1,012,282	796,989	215,293
Tenant services	27,274	18,502	8,772		26,439	18,310	8,129
Rental revenues	1,048,116	814,343	233,773		1,038,721	815,299	223,422
BMS cleaning fees	87,387	92,178	(4,791)	(4)	77,635	82,426	(4,791)	(4)
Management and leasing fees	10,951	11,290	(339)		16,353	16,307	46
Other income	21,676	3,947	17,729		18,811	5,356	13,455
Fee and other income	120,014	107,415	12,599		112,799	104,089	8,710
Total revenues	$1,168,130	$921,758	$246,372		$1,151,520	$919,388	$232,132
____________________
(1)Reduced by $22,135 and $60,766 for the three and nine months ended September 30, 2020, respectively, for the write-off of lease receivables deemed uncollectible (primarily write-offs of receivables arising from the straight-lining of rents).
(2)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(3)The components of lease revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed billings	$329,499	$307,013	$945,322	$983,669
Variable billings	29,008	29,574	90,780	100,057
Total contractual operating lease billings	358,507	336,587	1,036,102	1,083,726
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	1,313	(1,704)	(8,041)	(10,678)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(1,980)	(22,135)	(7,219)	(60,766)
Lease revenues	$357,840	$312,748	$1,020,842	$1,012,282
(4)Represents the elimination of theMART and 555 California Street Building Maintenance Services LLC ("BMS") cleaning fees which are included as income in the New York segment.
(5)On April 5, 2021, we permanently closed the Hotel Pennsylvania.

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
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.7% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (3.77% as of September 30, 2021) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020.
On April 12, 2021, the Fund defaulted on the $82,750,000 non-recourse loan on 1100 Lincoln Road. The interest-only loan currently bears interest at a floating rate of prime plus 1.40% (4.65% as of September 30, 2021) and provides for additional default interest of 3.00%. The loan was scheduled to mature on July 27, 2021.
As of September 30, 2021, we had four real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $3,739,000, $339,812,000 below cost, and had remaining unfunded commitments of $29,194,000, of which our share was $9,266,000. As of December 31, 2020, those four real estate fund investments had an aggregate fair value of $3,739,000.
Below is a summary of income (loss) from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net investment (loss) income	$(66)	$393	$5,896	$84
Net unrealized loss on held investments	—	(14,216)	(789)	(225,412)
(Loss) income from real estate fund investments	(66)	(13,823)	5,107	(225,328)
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	360	11,299	(2,914)	160,557
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$294	$(2,524)	$2,193	$(64,771)
6.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of September 30, 2021, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion of preferred equity security interests in certain of the properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of September 30, 2021, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $390,806,000, the basis difference primarily resulting from non-cash impairment losses recognized during 2020. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of September 30, 2021, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000,000. As a result of the sale, we recognized our $2,956,000 share of the net gain and also received a $300,000 sales commission paid by Alexander's.
On October 4, 2021, Alexander's sold its Paramus, New Jersey property to IKEA Property, Inc. ("IKEA"), the tenant at the property, for $75,000,000 pursuant to IKEA's purchase option contained in the lease. The property was encumbered by a $68,000,000 mortgage loan which was repaid at closing of the sale. As a result of the sale, we will recognize in the fourth quarter of 2021 our approximate $11,600,000 share of the net gain and a $750,000 sales commission paid by Alexander's to Vornado.
Alexander's announced that it does not expect to pay a special dividend related to these transactions.
As of September 30, 2021, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s September 30, 2021 closing share price of $260.62, was $431,083,000, or $350,606,000 in excess of the carrying amount on our consolidated balance sheets. As of September 30, 2021, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $38,287,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2021	Balance as of
		September 30, 2021	December 31, 2020
Investments:
Fifth Avenue and Times Square JV (see page 26 for details):	51.5%	$2,771,904	$2,798,413
Partially owned office buildings/land(1)	Various	305,059	473,285
Alexander’s	32.4%	80,477	82,902
Other investments(2)	Various	130,430	136,507
		$3,287,870	$3,491,107

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(58,927)	$(55,340)
85 Tenth Avenue	49.9%	(16,906)	(13,080)
		$(75,833)	$(68,420)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021, see Note 8 - Acquisitions and Dispositions for details), 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Below is a schedule of income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2021	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 26 for details):
Equity in net income(1)	51.5%	$12,671	$7,694	$32,314	$13,631
Return on preferred equity, net of our share of the expense		9,430	9,430	27,985	27,926
Non-cash impairment loss		—	(107,023)	—	(413,349)
		22,101	(89,899)	60,299	(371,792)
Alexander's (see page 27 for details):
Equity in net income(2)	32.4%	3,710	2,075	14,808	7,420
Net gain on sale of land		—	—	2,956	—
Management, leasing and development fees		1,085	1,296	3,622	3,778
		4,795	3,371	21,386	11,198

Partially owned office buildings(3)	Various	1,291	6,418	11,021	8,550

Other investments(4)	Various	(1,918)	(799)	(5,938)	(1,635)

		$26,269	$(80,909)	$86,768	$(353,679)
____________________
(1)The three and nine months ended September 30, 2021 include decreases in our share of depreciation and amortization expense compared to the the prior year periods of $3,177 and $14,282, respectively, primarily resulting from non-cash impairment losses recognized during 2020 (see page 26 for details). The nine months ended September 30, 2020 includes $2,997 of write-offs of lease receivables deemed uncollectible.
(2)The three and nine months ended September 30, 2020 include our $3,139 and $4,846 share of write-offs of lease receivables deemed uncollectible, respectively.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021, see Note 8 - Acquisitions and Dispositions for details), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
7.    220 Central Park South ("220 CPS")
During the three months ended September 30, 2021, we closed on the sale of one condominium unit at 220 CPS for net proceeds of $25,467,000 resulting in a net gain of $10,087,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with this sale, $1,272,000 of income tax expense was recognized on our consolidated statements of income. During the nine months ended September 30, 2021, we closed on the sale of four condominium units at 220 CPS for net proceeds of $97,683,000 resulting in a net gain of $35,359,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $4,336,000 of income tax expense was recognized on our consolidated statements of income. In addition, during the three and nine months ended September 30, 2021, our taxable REIT subsidiaries recognized a $27,910,000 income tax benefit on our consolidated statements of income. From inception to September 30, 2021, we have closed on the sale of 104 units for net proceeds of $2,967,175,000 resulting in financial statement net gains of $1,102,296,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
8.    Acquisitions and Dispositions
One Park Avenue
On August 5, 2021, pursuant to a right of first offer, we increased our ownership interest in One Park Avenue, a 943,000 square foot Manhattan office building, to 100.0% by acquiring our joint venture partner's 45.0% ownership interest in the property. The purchase price values the property at $875,000,000. We paid approximately $158,000,000 in cash and assumed our joint venture partner's share of the $525,000,000 mortgage loan (discussed below). We previously accounted for our investment under the equity method and have consolidated the accounts of the property from the date of acquisition of the additional 45% ownership interest. The aggregate purchase price and our existing basis in the property have been allocated between the assets acquired and the liabilities assumed (excluding working capital accounts) as follows:

(Amounts in thousands)
Assets:
Land	$197,057
Building and improvements	368,956
Identified intangible assets	139,545
Assets consolidated	705,558
Liabilities:
Mortgages payable	525,000
Deferred revenue	18,884
Liabilities consolidated	543,884
Net assets consolidated (excluding working capital)	$161,674
On February 26, 2021, the joint venture completed a $525,000,000 refinancing of One Park Avenue. The interest-only loan bears a rate of LIBOR plus 1.11% (1.19% as of September 30, 2021) and matures in March 2023, with three one-year extension options. We realized our $105,000,000 share of net proceeds. The loan replaced the previous $300,000,000 loan that bore interest at LIBOR plus 1.75% and was scheduled to mature in March 2021.
SoHo Properties
On May 10, 2021, we entered into an agreement to sell two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street for $84,500,000. We expect to close the sale in the first quarter of 2022 and recognize a net gain of approximately $1,500,000. As of September 30, 2021, $79,421,000 of assets associated with these properties were classified as held-for-sale and are included in "other assets" on our consolidated balance sheets.
Madison Avenue
On September 24, 2021, we sold three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue in two separate sale transactions for an aggregate sales price of $100,000,000. Net proceeds from the sales were $96,503,000. In connection with the sales, we recorded $7,880,000 of non-cash impairment losses which are included in "(impairment losses, transaction related costs and other) lease liability extinguishment gain" on our consolidated statements of income for the three and nine months ended September 30, 2021.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	September 30, 2021	December 31, 2020
Identified intangible assets:
Gross amount	$252,081	$116,969
Accumulated amortization	(93,643)	(93,113)
Total, net	$158,438	$23,856
Identified intangible liabilities (included in deferred revenue):
Gross amount	$256,065	$273,902
Accumulated amortization	(210,346)	(238,541)
Total, net	$45,719	$35,361
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $2,222,000 and $3,648,000 for the three months ended September 30, 2021 and 2020, respectively, and $7,939,000 and $13,054,000 for the nine months ended September 30, 2021 and 2020, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2022 is as follows:

(Amounts in thousands)
2022	$7,821
2023	5,306
2024	1,498
2025	285
2026	(357)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $2,066,000 and $1,838,000 for the three months ended September 30, 2021 and 2020, respectively, and $4,377,000 and $4,919,000 for the nine months ended September 30, 2021 and 2020, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2022 is as follows:

(Amounts in thousands)
2022	$9,805
2023	8,743
2024	7,906
2025	6,330
2026	6,136

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Debt
Secured Debt
On March 7, 2021, we entered into an interest rate swap agreement for our $500,000,000 PENN 11 mortgage loan to swap the interest rate on the mortgage loan from LIBOR plus 2.75% (2.83% as of September 30, 2021) to a fixed rate of 3.03% through March 2024.
On March 26, 2021, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.4 million square foot Manhattan office building. The interest-only loan bears a fixed rate of 3.23% and matures in April 2031. The loan replaced the previous $350,000,000 loan that bore interest at a fixed rate of 3.91% and was scheduled to mature in May 2021.
On May 10, 2021, we completed a $1.2 billion refinancing of 555 California Street, a three building 1.8 million square foot office campus in San Francisco, in which we own a 70.0% controlling interest. The interest-only loan bears a rate of LIBOR plus 1.93% in years one through five (2.02% as of September 30, 2021), LIBOR plus 2.18% in year six and LIBOR plus 2.43% in year seven. The loan matures in May 2023, with five one-year extension options (May 2028 as fully extended). We swapped the interest rate on our $840,000,000 share of the loan to a fixed rate of 2.26% through May 2024. The loan replaced the previous $533,000,000 loan that bore interest at a fixed rate of 5.10% and was scheduled to mature in September 2021.
On May 28, 2021, we repaid the $675,000,000 mortgage loan on theMART, a 3.7 million square foot commercial building in Chicago, with proceeds from our senior unsecured notes offering discussed below. The loan bore interest at 2.70% and was scheduled to mature in September 2021.
Unsecured Revolving Credit Facility
On April 15, 2021, we extended our $1.25 billion unsecured revolving credit facility from January 2023 (as fully extended) to April 2026 (as fully extended). The interest rate on the extended facility was lowered to LIBOR plus 0.90% from LIBOR plus 1.00%. We subsequently qualified for a sustainability margin adjustment by achieving certain KPI metrics, which reduced our interest rate by 0.01% to LIBOR plus 0.89%. The facility fee remains at 20 basis points. Our separate $1.50 billion unsecured revolving credit facility matures in March 2024 (as fully extended) and has an interest rate of LIBOR plus 0.90% and a facility fee of 20 basis points.
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
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at September 30, 2021	Balance as of
		September 30, 2021	December 31, 2020
Mortgages Payable:
Fixed rate	3.09%	$3,140,000	$3,012,643
Variable rate	1.68%	2,964,615	2,595,815
Total	2.40%	6,104,615	5,608,458
Deferred financing costs, net and other		(35,103)	(27,909)
Total, net		$6,069,512	$5,580,549
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$450,000
Deferred financing costs, net and other		(10,320)	(3,315)
Senior unsecured notes, net		1,189,680	446,685

Unsecured term loan	3.70%	800,000	800,000
Deferred financing costs, net and other		(2,451)	(3,238)
Unsecured term loan, net		797,549	796,762

Unsecured revolving credit facilities	0.99%	575,000	575,000

Total, net		$2,562,229	$1,818,447

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$654,771	$624,804	$511,747	$888,915
Net income (loss)	2,818	3,884	6,683	(10,090)
Other comprehensive income (loss)	426	(520)	2,016	(3,498)
Distributions	(7,553)	(7,332)	(22,422)	(25,330)
Redemption of Class A units for Vornado common shares, at redemption value	(4,749)	(3,586)	(13,058)	(6,050)
Redeemable Class A unit measurement adjustment	(64,100)	(23,557)	78,848	(272,436)
Other, net	13,036	5,776	30,835	27,958
Ending balance	$594,649	$599,469	$594,649	$599,469
As of September 30, 2021 and December 31, 2020, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $591,114,000 and $507,212,000, respectively, based on Vornado's quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,149,000 and $50,002,000 as of September 30, 2021 and December 31, 2020, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest is developing Farley Office and Retail (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets as of September 30, 2021 and December 31, 2020. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and nine months ended September 30, 2021 and 2020.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$94,913	$94,112	$94,520	$—
Net income	1,126	171	1,519	307
Contributions	—	—	—	92,400
Other, net	—	(1)	—	1,575
Ending balance	$96,039	$94,282	$96,039	$94,282

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Shareholders' Equity/Partners' Capital
On September 22, 2021, Vornado sold 12,000,000 4.45% Series O cumulative redeemable preferred shares at a price of $25.00 per share, pursuant to an effective registration statement. Vornado received aggregate net proceeds of $291,195,000, after underwriters' discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 4.45% Series O preferred units (with economic terms that mirror those of the Series O preferred shares). Dividends on the Series O preferred shares/units are cumulative and payable quarterly in arrears. The Series O preferred shares/units are not convertible into, or exchangeable for, any of our properties or securities. On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may redeem the Series O preferred shares/units at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. The Series O preferred shares/units have no maturity date and will remain outstanding indefinitely unless redeemed by Vornado. Vornado used the net proceeds for the redemption of its 5.70% Series K cumulative redeemable preferred shares/units (see below).
On September 13, 2021, we called for redemption of all of the outstanding 5.70% Series K cumulative redeemable preferred shares/units. As a result, as of September 30, 2021, we reclassified the 5.70% Series K preferred shares/units from shareholders' equity/partners' capital to liabilities on our consolidated balance sheets. On October 13, 2021, we redeemed all of the outstanding 5.70% Series K preferred shares/units at their redemption price of $25.00 per share/unit, or $300,000,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption. In connection with the redemption, we expensed $9,033,000 of previously capitalized issuance costs in "Series K preferred share/unit issuance costs" on our consolidated statements of income to arrive at "net income attributable to common shareholders" for the three and nine months ended September 30, 2021.
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.53	$0.53	$1.59	$1.85
Convertible Preferred(1):
6.5% Series A: authorized 12,902 and 13,402 shares/units(2)	0.8125	0.8125	2.4375	2.4375
Cumulative Redeemable Preferred(3):
5.70% Series K: authorized 12,000,000 shares/units	0.3563	0.3563	1.0689	1.0689
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	1.0125	1.0125
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.9843	0.9843
5.25% Series N: authorized 12,000,000 shares/units(4)	0.3281	N/A	0.9843	N/A
4.45% Series O: authorized 12,000,000 shares/units(5)	0.0278	N/A	0.0278	N/A
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
(3)Series L preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. Series M preferred shares/units are redeemable commencing December 2022, Series N preferred shares/units are redeemable commencing November 2025 and Series O preferred shares/units are redeemable commencing September 2026. Series K preferred shares/units were redeemed on October 13, 2021.
(4)Issued in November 2020.
(5)Issued in September 2021.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Shareholders' Equity/Partners' Capital - continued
Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component.

(Amounts in thousands) For the three months ended September 30, 2021:	Total	Accumulated other comprehensive loss of nonconsolidated subsidiaries	Interest rate swaps	Other
Balance as of June 30, 2021	$(51,437)	$(9,279)	$(45,905)	$3,747
Other comprehensive income (loss)	6,258	1,322	5,360	(424)
Balance as of September 30, 2021	$(45,179)	$(7,957)	$(40,545)	$3,323
For the three months ended September 30, 2020:
Balance as of June 30, 2020	$(82,646)	$12	$(81,525)	$(1,133)
Other comprehensive (loss) income	(7,188)	(15,634)	7,926	520
Balance as of September 30, 2020	$(89,834)	$(15,622)	$(73,599)	$(613)
For the nine months ended September 30, 2021:
Balance as of December 31, 2020	$(75,099)	$(14,338)	$(66,098)	$5,337
Other comprehensive income (loss)	29,920	6,381	25,553	(2,014)
Balance as of September 30, 2021	$(45,179)	$(7,957)	$(40,545)	$3,323
For the nine months ended September 30, 2020:
Balance as of December 31, 2019	$(40,233)	$4	$(36,126)	$(4,111)
Other comprehensive (loss) income	(49,601)	(15,626)	(37,473)	3,498
Balance as of September 30, 2020	$(89,834)	$(15,622)	$(73,599)	$(613)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of September 30, 2021 and December 31, 2020, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of September 30, 2021 and December 31, 2020, the net carrying amount of our investments in these entities was $71,085,000 and $224,754,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of September 30, 2021, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,409,171,000 and $2,369,114,000, respectively. As of December 31, 2020, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,053,841,000 and $1,722,719,000, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

(Amounts in thousands)	As of September 30, 2021
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($4,407 included in restricted cash and $103,454 in other assets)	107,861	61,292	—	46,569
Loans receivable ($45,610 included in investments in partially owned entities and $3,760 in other assets)	49,370	—	—	49,370
Interest rate swaps and caps (included in other assets)	5,091	—	5,091	—
Total assets	$166,061	$61,292	$5,091	$99,678

Mandatorily redeemable instruments (included in other liabilities)	$50,149	$50,149	$—	$—
Interest rate swaps (included in other liabilities)	45,392	—	45,392	—
Total liabilities	$95,541	$50,149	$45,392	$—

(Amounts in thousands)	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($10,813 included in restricted cash and $94,751 in other assets)	105,564	65,636	—	39,928
Loans receivable ($43,008 included in investments in partially owned entities and $4,735 in other assets)	47,743	—	—	47,743
Interest rate swaps and caps (included in other assets)	17	—	17	—
Total assets	$157,063	$65,636	$17	$91,410

Mandatorily redeemable instruments (included in other liabilities)	$50,002	$50,002	$—	$—
Interest rate swaps (included in other liabilities)	66,033	—	66,033	—
Total liabilities	$116,035	$50,002	$66,033	$—
Real Estate Fund Investments
As of September 30, 2021, we had four real estate fund investments with an aggregate fair value of $3,739,000, $339,812,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of assets)
Unobservable Quantitative Input	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Discount rates	7.2% to 15.0%	7.6% to 15.0%	11.9%	12.7%
Terminal capitalization rates	5.3% to 10.6%	5.5% to 10.3%	8.1%	7.9%
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
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments - continued
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$3,739	$17,453	$3,739	$222,649
Purchases/additional fundings	—	502	789	6,502
Net unrealized loss on held investments	—	(14,216)	(789)	(225,412)
Ending balance	$3,739	$3,739	$3,739	$3,739
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$44,855	$36,172	$39,928	$32,435
Purchases	2,154	666	5,167	7,615
Sales	(1,547)	—	(2,236)	(2,832)
Realized and unrealized (losses) gains	(69)	2,116	2,193	925
Other, net	1,176	(8)	1,517	803
Ending balance	$46,569	$38,946	$46,569	$38,946
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Discount rates	6.5%	6.5%	6.5%	6.5%
Terminal capitalization rates	5.0%	5.0%	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$48,776	$46,675	$47,743	$59,251
Credit losses	—	—	—	(13,369)
Interest accrual	894	834	2,602	1,627
Paydowns	(300)	—	(975)	—
Ending balance	$49,370	$47,509	$49,370	$47,509

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
The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of September 30, 2021 and December 31, 2020.

(Amounts in thousands)	As of September 30, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap(1)	$3,159	$840,000	(2)	L+193	2.02%	2.26%	5/24
PENN 11 mortgage loan interest rate swap(3)	1,850	500,000		L+275	2.83%	3.03%	3/24
Various interest rate caps	82	700,000
	$5,091	$2,040,000

Included in other liabilities:
Unsecured term loan interest rate swap	$39,839	$750,000	(4)	L+100	1.09%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	5,553	100,000		L+180	1.89%	4.14%	1/25
	$45,392	$850,000
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of September 30, 2021. As of December 31, 2020, assets measured at fair value on a nonrecurring basis on our consolidated balance sheet consisted of real estate assets that have been written down to estimated fair value for impairment purposes. The impairment losses primarily relate to wholly owned street retail assets.
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

(Amounts in thousands)	As of September 30, 2021			As of December 31, 2020
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,730,951		$1,731,000	$1,476,427		$1,476,000
Debt:
Mortgages payable	$6,104,615		$6,080,000	$5,608,458		$5,612,000
Senior unsecured notes	1,200,000		1,246,000	450,000		476,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,679,615	(1)	$8,701,000	$7,433,458	(1)	$7,463,000
____________________
(1)Excludes $47,874 and $34,462 of deferred financing costs, net and other as of September 30, 2021 and December 31, 2020, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
15.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $5,510,000 and $6,170,000 for the three months ended September 30, 2021 and 2020, respectively, and $32,889,000 and $39,638,000 for the nine months ended September 30, 2021 and 2020, respectively.
16.    (Impairment Losses, Transaction Related Costs and Other) Lease Liability Extinguishment Gain
The following table sets forth the details of (impairment losses, transaction related costs and other) lease liability extinguishment gain:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Real estate impairment losses (see page 29 for details)	$(7,880)	$—	$(7,880)	$—
Transaction related costs and other	(1,801)	(584)	(2,750)	(1,694)
608 Fifth Avenue lease liability extinguishment gain	—	—	—	70,260
	$(9,681)	$(584)	$(10,630)	$68,566
17.    Interest and Other Investment Income (Loss), Net
The following table sets forth the details of interest and other investment income (loss), net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest on loans receivable	$561	$574	$1,679	$2,810
Interest on cash and cash equivalents and restricted cash	67	253	207	5,717
Credit losses on loans receivable	—	—	—	(13,369)
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	—	—	(4,938)
Other, net	5	902	1,808	2,712
Total	$633	$1,729	$3,694	$(7,068)
18.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$57,028	$61,793	$170,938	$191,973
Capitalized interest and debt expense	(10,739)	(9,328)	(31,785)	(30,829)
Amortization of deferred financing costs	4,657	4,906	13,751	13,474
	$50,946	$57,371	$152,904	$174,618

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Vornado	$63,522	$65,700	$148,584	$(102,026)
Preferred share dividends	(16,800)	(12,530)	(49,734)	(37,591)
Series K preferred share issuance costs	(9,033)	—	(9,033)	—
Net income (loss) attributable to common shareholders	37,689	53,170	89,817	(139,617)
Earnings allocated to unvested participating securities	(8)	(15)	(26)	(84)
Numerator for basic and diluted income (loss) per share	$37,681	$53,155	$89,791	$(139,701)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	191,577	191,162	191,508	191,102
Effect of dilutive securities(1):
Out-Performance Plan units	452	—	630	—
AO LTIP units	8	—	10	—
Employee stock options and restricted stock awards	4	—	3	—
Denominator for diluted income (loss) per share – weighted average shares and assumed conversions	192,041	191,162	192,151	191,102

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.20	$0.28	$0.47	$(0.73)

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.20	$0.28	$0.47	$(0.73)
____________________
(1)The effect of dilutive securities excluded an aggregate of 13,876 and 14,159 weighted average common share equivalents for the three months ended September 30, 2021 and 2020, respectively, and 13,815 and 14,007 weighted average common share equivalents for the nine months ended September 30, 2021 and 2020, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Vornado Realty L.P.	$66,340	$69,584	$155,267	$(112,116)
Preferred unit distributions	(16,842)	(12,572)	(49,858)	(37,715)
Series K preferred unit issuance costs	(9,033)	—	(9,033)	—
Net income (loss) attributable to Class A unitholders	40,465	57,012	96,376	(149,831)
Earnings allocated to unvested participating securities	(649)	(734)	(2,034)	(4,685)
Numerator for basic and diluted income (loss) per Class A unit	$39,816	$56,278	$94,342	$(154,516)

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	204,864	203,554	204,663	203,480
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units, AO LTIP Units and OPPs	839	—	953	—
Denominator for diluted income (loss) per Class A unit – weighted average units and assumed conversions	205,703	203,554	205,616	203,480

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.19	$0.28	$0.46	$(0.76)

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.19	$0.28	$0.46	$(0.76)
____________________
(1)The effect of dilutive securities excluded an aggregate of 214 and 1,767 weighted average Class A unit equivalents for the three months ended September 30, 2021 and 2020, respectively, and 350 and 1,629 weighted average Class A unit equivalents for the nine months ended September 30, 2021 and 2020, respectively, as their effect was anti-dilutive.

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
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers"). In February 2019, EDC issued an order for us to vacate Pier 92 due to structural problems. Beginning March 2020 through August 2021, we did not pay EDC the monthly rent due under the non-recourse lease due to the loss of our right to use or occupy Pier 92. On August 31, 2021, both parties entered into a mutual release with respect to claims by EDC for unpaid rent owed and claims by the Company for costs and damages as a result of our inability to use or occupy Pier 92.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of September 30, 2021, the aggregate dollar amount of these guarantees and master leases is approximately $1,653,000,000.
As of September 30, 2021, $13,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) is developing Farley Office and Retail. In connection with the development of the property, the joint venture took in a historic Tax Credit Investor. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2021, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the September 30, 2021 fair value of the Fund assets, at liquidation we would be required to make a $28,000,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of September 30, 2021, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,700,000.
As of September 30, 2021, we have construction commitments aggregating approximately $384,000,000.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
21.    Segment Information - continued
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the three and nine months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$71,765	$68,736	$175,590	$(253,119)
Depreciation and amortization expense	100,867	107,013	285,998	292,611
General and administrative expense	25,553	32,407	100,341	120,255
Impairment losses, transaction related costs and other (lease liability extinguishment gain)	9,681	584	10,630	(68,566)
(Income) loss from partially owned entities	(26,269)	80,909	(86,768)	353,679
Loss (income) from real estate fund investments	66	13,823	(5,107)	225,328
Interest and other investment (income) loss, net	(633)	(1,729)	(3,694)	7,068
Interest and debt expense	50,946	57,371	152,904	174,618
Net gains on disposition of wholly owned and partially owned assets	(10,087)	(214,578)	(35,811)	(338,862)
Income tax (benefit) expense	(25,376)	23,781	(20,551)	38,431
NOI from partially owned entities	75,644	78,175	231,635	229,543
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,886)	(25,959)	(50,221)	(56,900)
NOI at share	255,271	220,533	754,946	724,086
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,922	10,981	1,570	48,247
NOI at share - cash basis	$257,193	$231,514	$756,516	$772,333

Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and nine months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended September 30, 2021
	Total	New York	Other
Total revenues	$409,212	$316,643	$92,569
Operating expenses	(212,699)	(151,276)	(61,423)
NOI - consolidated	196,513	165,367	31,146
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,886)	(9,747)	(7,139)
Add: NOI from partially owned entities	75,644	73,219	2,425
NOI at share	255,271	228,839	26,432
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	1,922	783	1,139
NOI at share - cash basis	$257,193	$229,622	$27,571

(Amounts in thousands)	For the Three Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$363,962	$293,145	$70,817
Operating expenses	(195,645)	(161,386)	(34,259)
NOI - consolidated	168,317	131,759	36,558
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(25,959)	(17,776)	(8,183)
Add: NOI from partially owned entities	78,175	75,837	2,338
NOI at share	220,533	189,820	30,713
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	10,981	6,261	4,720
NOI at share - cash basis	$231,514	$196,081	$35,433

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
21.    Segment Information - continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2021
	Total	New York	Other
Total revenues	$1,168,130	$921,758	$246,372
Operating expenses	(594,598)	(468,294)	(126,304)
NOI - consolidated	573,532	453,464	120,068
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(50,221)	(26,841)	(23,380)
Add: NOI from partially owned entities	231,635	224,392	7,243
NOI at share	754,946	651,015	103,931
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	1,570	351	1,219
NOI at share - cash basis	$756,516	$651,366	$105,150

(Amounts in thousands)	For the Nine Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$1,151,520	$919,388	$232,132
Operating expenses	(600,077)	(484,624)	(115,453)
NOI - consolidated	551,443	434,764	116,679
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(56,900)	(34,713)	(22,187)
Add: NOI from partially owned entities	229,543	221,296	8,247
NOI at share	724,086	621,347	102,739
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	48,247	40,310	7,937
NOI at share - cash basis	$772,333	$661,657	$110,676

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of September 30, 2021, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of September 30, 2021, the related consolidated statements of income, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 1, 2021

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2021. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of, and owned approximately 92.6% of the common limited partnership interest in the Operating Partnership as of September 30, 2021. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
•We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we permanently closed the hotel.
•We cancelled trade shows at theMART beginning late March of 2020 and resumed trade shows in the third quarter of 2021.
•As of October 31, 2021, approximately 78% of the 1,293 Building Maintenance Services LLC ("BMS") employees that had been placed on furlough in 2020 have returned to work.
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

Overview - continued
Vornado Realty Trust
Quarter Ended September 30, 2021 Financial Results Summary
Net income attributable to common shareholders for the quarter ended September 30, 2021 was $37,689,000, or $0.20 per diluted share, compared to $53,170,000, or $0.28 per diluted share, for the prior year’s quarter. The quarters ended September 30, 2021 and 2020 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended September 30, 2021 by $11,763,000, or $0.06 per diluted share, and $62,556,000, or $0.33 per diluted share, for the quarter ended September 30, 2020.
Funds From Operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2021 was $158,286,000, or $0.82 per diluted share, compared to $278,507,000, or $1.46 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2021 and 2020 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2021 by $22,073,000, or $0.11 per diluted share, and $161,809,000, or $0.85 per diluted share, for the quarter ended September 30, 2020.
Nine Months Ended September 30, 2021 Financial Results Summary
Net income attributable to common shareholders for the nine months ended September 30, 2021 was $89,817,000, or $0.47 per diluted share, compared to net loss attributable to common shareholders of $139,617,000, or $0.73 per diluted share, for the nine months ended September 30, 2020. The nine months ended September 30, 2021 and 2020 include certain items that impact the comparability of period to period net income (loss) attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the nine months ended September 30, 2021 by $24,641,000, or $0.13 per diluted share, and increased net loss attributable to common shareholders by $157,815,000, or $0.83 per diluted share, for the nine months ended September 30, 2020.
FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2021 was $430,057,000, or $2.24 per diluted share, compared to $612,123,000, or $3.20 per diluted share, for the nine months ended September 30, 2020. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2021 and 2020 include certain items that impact the comparability of period to period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2021 by $36,324,000, or $0.19 per diluted share, and $241,205,000, or $1.26 per diluted share for the nine months ended September 30, 2020.

Overview - continued
The following table reconciles the difference between our net income (loss) attributable to common shareholders and our net income (loss) attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Certain (income) expense items that impact net income (loss) attributable to common shareholders:
Tax benefit recognized by our taxable REIT subsidiaries	$(27,910)	$—	$(27,910)	$—
Previously capitalized Series K preferred share issuance costs	9,033	—	9,033	—
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium unit(s)	(8,815)	(186,909)	(31,023)	(295,825)
Real estate impairment losses in connection with the sales of Madison Avenue retail properties	7,880	—	7,880	—
Hotel Pennsylvania loss (permanently closed on April 5, 2021)	6,492	7,706	20,474	25,232
Our share of (income) loss from real estate fund investments	(294)	2,524	(2,193)	64,771
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $3,822 and $4,289 attributable to noncontrolling interests	—	103,201	—	409,060
Severance accrual related to Hotel Pennsylvania closure, net of $3,145 of income tax benefit	—	6,101	—	6,101
608 Fifth Avenue non-cash lease liability extinguishment gain	—	—	—	(70,260)
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	—	—	—	13,369
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust common shares (sold on January 23, 2020)	—	—	—	4,938
Other	733	766	(2,942)	10,681
	(12,881)	(66,611)	(26,681)	168,067
Noncontrolling interests' share of above adjustments	1,118	4,055	2,040	(10,252)
Total of certain (income) expense items that impact net income (loss) attributable to common shareholders	$(11,763)	$(62,556)	$(24,641)	$157,815
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
Tax benefit recognized by our taxable REIT subsidiaries	$(27,910)	$—	$(27,910)	$—
Previously capitalized Series K preferred share issuance costs	9,033	—	9,033	—
After-tax net gain on sale of 220 CPS condominium unit(s)	(8,815)	(186,909)	(31,023)	(295,825)
Hotel Pennsylvania loss (permanently closed on April 5, 2021)	3,892	5,127	12,331	17,431
Our share of (income) loss from real estate fund investments	(294)	2,524	(2,193)	64,771
Severance accrual related to Hotel Pennsylvania closure, net of $3,145 of income tax benefit	—	6,101	—	6,101
608 Fifth Avenue non-cash lease liability extinguishment gain	—	—	—	(70,260)
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	—	—	—	13,369
Other	451	381	1,215	7,045
	(23,643)	(172,776)	(38,547)	(257,368)
Noncontrolling interests' share of above adjustments	1,570	10,967	2,223	16,163
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(22,073)	$(161,809)	$(36,324)	$(241,205)

Overview - continued
Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

	Total	New York	theMART(1)	555 California Street
Same store NOI at share % increase (decrease):
Three months ended September 30, 2021 compared to September 30, 2020	4.1%	7.8%	(50.8)%	3.0%
Nine months ended September 30, 2021 compared to September 30, 2020	1.9%	3.2%	(16.9)%	5.4%
Same store NOI at share - cash basis % increase (decrease):
Three months ended September 30, 2021 compared to September 30, 2020	2.8%	8.1%	(50.9)%	(5.0)%
Nine months ended September 30, 2021 compared to September 30, 2020	(1.1)%	0.6%	(20.4)%	(0.7)%
___________________
(1)The three and nine months ended September 30, 2021 include increases in real estate tax expense of $12,518,000 and $14,441,000, respectively, primarily due to a recent increase in the triennial tax-assessed value of theMART.
Calculations of same store NOI at share, reconciliations of our net income (loss) to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Acquisition
One Park Avenue
On August 5, 2021, pursuant to a right of first offer, we increased our ownership interest in One Park Avenue, a 943,000 square foot Manhattan office building, to 100.0% by acquiring our joint venture partner's 45.0% ownership interest in the property. The purchase price values the property at $875,000,000. We paid approximately $158,000,000 in cash and assumed our joint venture partner's share of the $525,000,000 mortgage loan. We previously accounted for our investment under the equity method and have consolidated the accounts of the property from the date of acquisition of the additional 45% ownership interest.
Dispositions
220 CPS
During the three months ended September 30, 2021, we closed on the sale of one condominium unit at 220 CPS for net proceeds of $25,467,000 resulting in a net gain of $10,087,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with this sale, $1,272,000 of income tax expense was recognized on our consolidated statements of income. During the nine months ended September 30, 2021, we closed on the sale of four condominium units at 220 CPS for net proceeds of $97,683,000 resulting in a net gain of $35,359,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $4,336,000 of income tax expense was recognized on our consolidated statements of income. From inception to September 30, 2021, we have closed on the sale of 104 units for net proceeds of $2,967,175,000 resulting in financial statement net gains of $1,102,296,000.
Alexander's, Inc. (Alexander's)
On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000,000. As a result of the sale, we recognized our $2,956,000 share of the net gain and also received a $300,000 sales commission paid by Alexander's.
On October 4, 2021, Alexander's sold its Paramus, New Jersey property to IKEA Property, Inc. ("IKEA"), the tenant at the property, for $75,000,000 pursuant to IKEA's purchase option contained in the lease. The property was encumbered by a $68,000,000 mortgage loan which was repaid at closing of the sale. As a result of the sale, we will recognize in the fourth quarter of 2021 our approximate $11,600,000 share of the net gain and a $750,000 sales commission paid by Alexander's to Vornado.
Alexander's announced that it does not expect to pay a special dividend related to these transactions.
SoHo Properties
On May 10, 2021, we entered into an agreement to sell two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street for $84,500,000. We expect to close the sale in the first quarter of 2022 and recognize a net gain of approximately $1,500,000.
Madison Avenue
On September 24, 2021, we sold three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue in two separate sale transactions for an aggregate sales price of $100,000,000. Net proceeds from the sales were $96,503,000. In connection with the sales, we recorded $7,880,000 of non-cash impairment losses which are included in "(impairment losses, transaction related costs and other) lease liability extinguishment gain" on our consolidated statements of income for the three and nine months ended September 30, 2021.

Overview - continued
Financings
One Park Avenue
On February 26, 2021, the joint venture completed a $525,000,000 refinancing of One Park Avenue. The interest-only loan bears a rate of LIBOR plus 1.11% (1.19% as of September 30, 2021) and matures in March 2023, with three one-year extension options. We realized our $105,000,000 share of net proceeds. The loan replaced the previous $300,000,000 loan that bore interest at LIBOR plus 1.75% and was scheduled to mature in March 2021.
PENN 11
On March 7, 2021, we entered into an interest rate swap agreement for our $500,000,000 PENN 11 mortgage loan to swap the interest rate on the mortgage loan from LIBOR plus 2.75% (2.83% as of September 30, 2021) to a fixed rate of 3.03% through March 2024.
909 Third Avenue
On March 26, 2021, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.4 million square foot Manhattan office building. The interest-only loan bears a fixed rate of 3.23% and matures in April 2031. The loan replaced the previous $350,000,000 loan that bore interest at a fixed rate of 3.91% and was scheduled to mature in May 2021.
Unsecured Revolving Credit Facility
On April 15, 2021, we extended our $1.25 billion unsecured revolving credit facility from January 2023 (as fully extended) to April 2026 (as fully extended). The interest rate on the extended facility was lowered to LIBOR plus 0.90% from LIBOR plus 1.00%. We subsequently qualified for a sustainability margin adjustment by achieving certain KPI metrics, which reduced our interest rate by 0.01% to LIBOR plus 0.89%. The facility fee remains at 20 basis points. Our separate $1.50 billion unsecured revolving credit facility matures in March 2024 (as fully extended) and has an interest rate of LIBOR plus 0.90% and a facility fee of 20 basis points.
555 California Street
On May 10, 2021, we completed a $1.2 billion refinancing of 555 California Street, a three building 1.8 million square foot office campus in San Francisco, in which we own a 70.0% controlling interest. The interest-only loan bears a rate of LIBOR plus 1.93% in years one through five (2.02% as of September 30, 2021), LIBOR plus 2.18% in year six and LIBOR plus 2.43% in year seven. The loan matures in May 2023, with five one-year extension options (May 2028 as fully extended). We swapped the interest rate on our $840,000,000 share of the loan to a fixed rate of 2.26% through May 2024. The loan replaced the previous $533,000,000 loan that bore interest at a fixed rate of 5.10% and was scheduled to mature in September 2021.
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
Preferred Securities
On September 22, 2021, Vornado sold 12,000,000 4.45% Series O cumulative redeemable preferred shares at a price of $25.00 per share, pursuant to an effective registration statement. Vornado received aggregate net proceeds of $291,195,000, after underwriters' discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 4.45% Series O preferred units (with economic terms that mirror those of the Series O preferred shares). Dividends on the Series O preferred shares/units are cumulative and payable quarterly in arrears. The Series O preferred shares/units are not convertible into, or exchangeable for, any of our properties or securities. On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may redeem the Series O preferred shares/units at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. The Series O preferred shares/units have no maturity date and will remain outstanding indefinitely unless redeemed by Vornado. Vornado used the net proceeds for the redemption of its 5.70% Series K cumulative redeemable preferred shares/units (see below).
On September 13, 2021, we called for redemption of all of the outstanding 5.70% Series K cumulative redeemable preferred shares/units. As a result, as of September 30, 2021, we reclassified the 5.70% Series K preferred shares/units from shareholders' equity/partners' capital to liabilities on our consolidated balance sheets. On October 13, 2021, we redeemed all of the outstanding 5.70% Series K preferred shares/units at their redemption price of $25.00 per share/unit, or $300,000,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption. In connection with the redemption, we expensed $9,033,000 of previously capitalized issuance costs in "Series K preferred share/unit issuance costs" on our consolidated statements of income to arrive at "net income attributable to common shareholders" for the three and nine months ended September 30, 2021.

Overview - continued
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
Three Months Ended September 30, 2021
•757,000 square feet of New York Office space (672,000 square feet at share) at an initial rent of $77.26 per square foot and a weighted average lease term of 7.6 years. The changes in the GAAP and cash mark-to-market rent on the 629,000 square feet of second generation space were positive 4.2% and positive 1.4%, respectively. Tenant improvements and leasing commissions were $10.18 per square foot per annum, or 13.2% of initial rent.
•111,000 square feet of New York Retail space (105,000 square feet at share) at an initial rent of $109.61 per square foot and a weighted average lease term of 26.4 years. The changes in the GAAP and cash mark-to-market rent on the 95,000 square feet of second generation space were positive 45.3% and positive 19.6%, respectively. Tenant improvements and leasing commissions were $1.65 per square foot per annum, or 1.5% of initial rent.
•103,000 square feet at theMART (all at share) at an initial rent of $49.89 per square foot and a weighted average lease term of 7.9 years. The changes in the GAAP and cash mark-to-market rent on the 62,000 square feet of second generation space were positive 13.6% and positive 2.4%, respectively. Tenant improvements and leasing commissions were $14.42 per square foot per annum, or 28.9% of initial rent.
•23,000 square feet at 555 California Street (16,000 square feet at share) at an initial rent of $113.77 per square foot and a weighted average lease term of 3.3 years. The changes in the GAAP and cash mark-to-market rent on the 12,000 square feet of second generation space were positive 12.9% and positive 2.9%, respectively. Tenant improvements and leasing commissions were $7.11 per square foot per annum, or 6.2% of initial rent.
Nine Months Ended September 30, 2021
•1,298,000 square feet of New York Office space (1,122,000 square feet at share) at an initial rent of $79.78 per square foot and a weighted average lease term of 8.8 years. The changes in the GAAP and cash mark-to-market rent on the 911,000 square feet of second generation space were positive 1.1% and negative 0.3% respectively. Tenant improvements and leasing commissions were $11.11 per square foot per annum, or 13.9% of initial rent.
•176,000 square feet of New York Retail space (158,000 square feet at share) at an initial rent of $142.70 per square foot and a weighted average lease term of 21.0 years. The changes in the GAAP and cash mark-to-market rent on the 107,000 square feet of second generation space were positive 40.5% and positive 15.5%, respectively. Tenant improvements and leasing commissions were $3.53 per square foot per annum, or 2.5% of initial rent.
•302,000 square feet at theMART (all at share) at an initial rent of $50.86 per square foot and a weighted average lease term of 6.0 years. The changes in the GAAP and cash mark-to-market rent on the 256,000 square feet of second generation space were positive 0.6% and positive 1.1%, respectively. Tenant improvements and leasing commissions were $7.83 per square foot per annum, or 15.4% of initial rent.
•74,000 square feet at 555 California Street (52,000 square feet at share) at an initial rent of $114.70 per square foot and a weighted average lease term of 4.0 years. The changes in the GAAP and cash mark-to-market rent on the 48,000 square feet of second generation space were positive 29.5% and positive 25.4%, respectively. Tenant improvements and leasing commissions were $3.94 per square foot per annum, or 3.4% of initial rent.

Overview - continued
Square Footage (in service) and Occupancy as of September 30, 2021

(Square feet in thousands)		Square Feet (in service)
	Number of Properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	33	18,550	15,903	91.6%
Retail (includes retail properties that are in the base of our office properties)	62	2,212	1,770	77.2%
Residential - 1,986 units(1)	8	1,518	786	95.9%	(1)
Alexander's	7	2,218	719	95.6%	(1)
		24,498	19,178	90.4%
Other:
theMART	4	3,692	3,683	89.6%
555 California Street	3	1,740	1,219	98.1%
Other	11	2,489	1,154	92.6%
		7,921	6,056

Total square feet as of September 30, 2021		32,419	25,234
____________________
See note below.

Square Footage (in service) and Occupancy as of December 31, 2020

(Square feet in thousands)		Square Feet (in service)
	Number of properties	Total Portfolio	Our Share	Occupancy %
New York:
Office	33	18,361	15,413	93.4%
Retail (includes retail properties that are in the base of our office properties)	65	2,275	1,805	78.8%
Residential - 1,995 units(1)	9	1,526	793	84.9%	(1)
Alexander's	7	2,366	766	98.5%	(1)
		24,528	18,777	92.2%
Other:
theMART	4	3,692	3,683	89.5%
555 California Street	3	1,741	1,218	98.4%
Other	11	2,489	1,154	92.8%
		7,922	6,055

Total square feet as of December 31, 2020		32,450	24,832
____________________
(1)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Policies
A summary of our critical accounting policies is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. For the nine months ended September 30, 2021, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended September 30, 2021 and 2020
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. NOI at share - cash basis includes rent that has been deferred as a result of the COVID-19 pandemic.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended September 30, 2021
	Total	New York	Other
Total revenues	$409,212	$316,643	$92,569
Operating expenses	(212,699)	(151,276)	(61,423)
NOI - consolidated	196,513	165,367	31,146
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,886)	(9,747)	(7,139)
Add: NOI from partially owned entities	75,644	73,219	2,425
NOI at share	255,271	228,839	26,432
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	1,922	783	1,139
NOI at share - cash basis	$257,193	$229,622	$27,571

(Amounts in thousands)	For the Three Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$363,962	$293,145	$70,817
Operating expenses	(195,645)	(161,386)	(34,259)
NOI - consolidated	168,317	131,759	36,558
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(25,959)	(17,776)	(8,183)
Add: NOI from partially owned entities	78,175	75,837	2,338
NOI at share	220,533	189,820	30,713
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	10,981	6,261	4,720
NOI at share - cash basis	$231,514	$196,081	$35,433

NOI At Share by Segment for the Three Months Ended September 30, 2021 and 2020 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2021	2020
New York:
Office(1)	$166,553	$159,981
Retail(2)	49,083	35,294
Residential	4,194	4,536
Alexander's	9,009	6,830
Hotel Pennsylvania(3)	—	(16,821)
Total New York	228,839	189,820

Other:
theMART(4)	6,431	13,171
555 California Street	16,128	15,618
Other investments	3,873	1,924
Total Other	26,432	30,713

NOI at share	$255,271	$220,533
___________________
(1)2020 includes $5,112 of write-offs of tenant receivables deemed uncollectible and $4,368 of non-cash write-offs of receivables arising from the straight-lining of rents.
(2)2020 includes $4,688 of non-cash write-offs of receivables arising from the straight-lining of rents and $4,668 of write-offs of tenant receivables deemed uncollectible.
(3)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(4)2021 includes an increase in real estate tax expense of $12,518 primarily due to a recent increase in the triennial tax-assessed value of theMART.
The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2021	2020
New York:
Office(1)	$170,521	$162,357
Retail(2)	45,175	36,476
Residential	4,136	4,178
Alexander's	9,790	9,899
Hotel Pennsylvania(3)	—	(16,829)
Total New York	229,622	196,081

Other:
theMART(4)	8,635	17,706
555 California Street	14,745	15,530
Other investments	4,191	2,197
Total Other	27,571	35,433

NOI at share - cash basis	$257,193	$231,514
___________________
(1)2020 includes $5,112 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $4,668 of write-offs of tenant receivables deemed uncollectible.
(3)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(4)2021 includes an increase in real estate tax expense of $12,518 primarily due to a recent increase in the triennial tax-assessed value of theMART.

Reconciliation of Net Income (Loss) to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended September 30, 2021 and 2020

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended September 30,
	2021	2020
Net income	$71,765	$68,736
Depreciation and amortization expense	100,867	107,013
General and administrative expense	25,553	32,407
Impairment losses, transaction related costs and other	9,681	584
(Income) loss from partially owned entities	(26,269)	80,909
Loss from real estate fund investments	66	13,823
Interest and other investment income, net	(633)	(1,729)
Interest and debt expense	50,946	57,371
Net gains on disposition of wholly owned and partially owned assets	(10,087)	(214,578)
Income tax (benefit) expense	(25,376)	23,781
NOI from partially owned entities	75,644	78,175
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,886)	(25,959)
NOI at share	255,271	220,533
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,922	10,981
NOI at share - cash basis	$257,193	$231,514
NOI At Share by Region

	For the Three Months Ended September 30,
	2021	2020
Region:
New York City metropolitan area	91%	87%
Chicago, IL	3%	6%
San Francisco, CA	6%	7%
	100%	100%

Results of Operations – Three Months Ended September 30, 2021 Compared to September 30, 2020

Revenues
Our revenues were $409,212,000 for the three months ended September 30, 2021 compared to $363,962,000 for the prior year’s quarter, an increase of $45,250,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$13,746		$11,214		$2,532
Development and redevelopment	(891)		(891)		—
Hotel Pennsylvania	76		76		—
Trade shows	12,605	(1)	—		12,605
Same store operations	21,414		15,446		5,968
	46,950		25,845		21,105
Fee and other income:
BMS cleaning fees	6,773		7,038		(265)
Management and leasing fees	(9,140)		(9,052)	(2)	(88)
Other income	667		(333)		1,000
	(1,700)		(2,347)		647

Total increase in revenues	$45,250		$23,498		$21,752
_______________
See notes below.

Expenses
Our expenses were $349,599,000 for the three months ended September 30, 2021, compared to $339,990,000 for the prior year’s quarter, an increase of $9,609,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$4,445		$4,445		$—
Development and redevelopment	(2,253)		(2,253)		—
Non-reimbursable expenses	2,262		2,326		(64)
Hotel Pennsylvania	(16,745)	(3)	(16,745)		—
Trade shows	11,600	(1)	—		11,600
BMS expenses	4,429		4,694		(265)
Same store operations	13,316		(2,577)		15,893
	17,054		(10,110)		27,164
Depreciation and amortization:
Acquisitions, dispositions and other	8,489		8,489		—
Development and redevelopment	(1,639)		(1,639)		—
Same store operations	(12,996)		(13,172)		176
	(6,146)		(6,322)		176

General and administrative	(6,854)	(4)	(1,170)		(5,684)

Benefit from deferred compensation plan liability	(3,542)		—		(3,542)

(Impairment losses, transaction related costs and other) lease liability extinguishment gain	9,097		7,880	(5)	1,217

Total increase (decrease) in expenses	$9,609		$(9,722)		$19,331
______________________
(1)We cancelled trade shows at theMart beginning late March of 2020 and resumed trade shows in the third quarter of 2021.
(2)Primarily due to higher leasing fee income in the third quarter of 2020.
(3)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(4)Primarily due to the overhead reduction program previously announced in December 2020.
(5)Non-cash impairment losses for the three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue, New York sold in the third quarter of 2021.

Results of Operations – Three Months Ended September 30, 2021 Compared to September 30, 2020 - continued
Income (Loss) from Partially Owned Entities
Below are the components of income (loss) from partially owned entities for the three months ended September 30, 2021 and 2020.

(Amounts in thousands)	Percentage Ownership at September 30, 2021	For the Three Months Ended September 30,
		2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$12,671	$7,694
Return on preferred equity, net of our share of the expense		9,430	9,430
Non-cash impairment loss		—	(107,023)
		22,101	(89,899)
Alexander's(2)	32.4%	4,795	3,371
Partially owned office buildings(3)	Various	1,291	6,418
Other investments(4)		(1,918)	(799)
		$26,269	$(80,909)
____________________
(1)2021 includes a $3,177 decrease in our share of depreciation and amortization expense compared to the prior year period primarily resulting from non-cash impairment losses recognized during 2020 (see Note 6 - Investments in Partially Owned Entities for details).
(2)2020 includes our $3,139 share of write-offs of lease receivables deemed uncollectible.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021, see Note 8 - Acquisitions and Dispositions for details), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income (Loss) from Real Estate Fund Investments
Below are the components of the income (loss) from our real estate fund investments for the three months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended September 30,
	2021	2020
Net investment (loss) income	$(66)	$393
Net unrealized loss on held investments	—	(14,216)
Loss from real estate fund investments	(66)	(13,823)
Less loss attributable to noncontrolling interests in consolidated subsidiaries	360	11,299
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$294	$(2,524)
Interest and Other Investment Income, Net
Below are the components of interest and other investment income, net for the three months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Three Months Ended September 30,
	2021	2020
Interest on loans receivable	$561	$574
Interest on cash and cash equivalents and restricted cash	67	253
Other, net	5	902
Total	$633	$1,729

Results of Operations – Three Months Ended September 30, 2021 Compared to September 30, 2020 - continued
Interest and Debt Expense
Interest and debt expense for the three months ended September 30, 2021 was $50,946,000 compared to $57,371,000 for the prior year’s quarter, a decrease of $6,425,000. This was primarily due to (i) $2,707,000 of lower interest expense due to lower variable rates on certain mortgage loans that were previously swapped to higher fixed rates under interest rate swap arrangements that expired in 2020, (ii) $1,411,000 of higher capitalized interest and debt expense and (iii) $429,000 of lower interest expense resulting from lower average interest rates on our variable rate loans.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended September 30, 2021 were $10,087,000 compared to $214,578,000 for the prior year's quarter, a decrease of $204,491,000. This resulted from lower net gains on sale of 220 CPS condominium units.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended September 30, 2021 was $25,376,000 compared to an expense of $23,781,000 for the prior year’s quarter, a decrease in expense of $49,157,000. This was primarily due to lower income tax expense from the sale of 220 CPS condominium units and a higher tax benefit recognized by our taxable REIT subsidiaries in 2021.
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $5,425,000 for the three months ended September 30, 2021, compared to a loss of $848,000 for the prior year’s quarter, an increase in income of $6,273,000. This resulted primarily from a decrease in net loss allocated to the noncontrolling interests of our real estate fund investments.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $2,818,000 for the three months ended September 30, 2021, compared to $3,884,000 for the prior year’s quarter, a decrease of $1,066,000. This resulted primarily from lower net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $16,800,000 for the three months ended September 30, 2021, compared to $12,530,000 for the prior year’s quarter, an increase of $4,270,000, primarily due to the issuance of 5.25% Series N cumulative redeemable preferred shares in November 2020.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $16,842,000 for the three months ended September 30, 2021, compared to $12,572,000 for the prior year’s quarter, an increase of $4,270,000, primarily due to the issuance of 5.25% Series N cumulative redeemable preferred units in November 2020.
Preferred Share/Unit Issuance Costs
Preferred share/unit issuance costs for the three months ended September 30, 2021 were $9,033,000 representing the previously capitalized issuance costs which were expensed upon calling for redemption of all the outstanding Series K cumulative redeemable preferred shares/units in September 2021.

Results of Operations – Three Months Ended September 30, 2021 Compared to September 30, 2020 - continued
Same Store Net Operating Income At Share
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2021 compared to September 30, 2020.

(Amounts in thousands)	Total	New York	theMART(1)	555 California Street	Other
NOI at share for the three months ended September 30, 2021	$255,271	$228,839	$6,431	$16,128	$3,873
Less NOI at share from:
Change in ownership interest in One Park Avenue	(3,780)	(3,780)	—	—	—
Dispositions	(224)	(224)	—	—	—
Development properties	(5,076)	(5,076)	—	—	—
Other non-same store income, net	(6,884)	(3,011)	—	—	(3,873)
Same store NOI at share for the three months ended September 30, 2021	$239,307	$216,748	$6,431	$16,128	$—

NOI at share for the three months ended September 30, 2020	$220,533	$189,820	$13,171	$15,618	$1,924
Less NOI at share from:
Dispositions	1,797	1,797	—	—	—
Development properties	(5,509)	(5,509)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	16,821	16,821	—	—	—
Other non-same store (income) expense, net	(3,797)	(1,811)	(102)	40	(1,924)
Same store NOI at share for the three months ended September 30, 2020	$229,845	$201,118	$13,069	$15,658	$—

Increase (decrease) in same store NOI at share	$9,462	$15,630	$(6,638)	$470	$—

% increase (decrease) in same store NOI at share	4.1%	7.8%	(50.8)%	3.0%	—%
___________________
(1)2021 includes an increase in real estate tax expense of $12,518 primarily due to a recent increase in the triennial tax-assessed value of theMART.

Results of Operations – Three Months Ended September 30, 2021 Compared to September 30, 2020 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2021 compared to September 30, 2020.

(Amounts in thousands)	Total	New York	theMART(1)	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2021	$257,193	$229,622	$8,635	$14,745	$4,191
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(2,695)	(2,695)	—	—	—
Dispositions	(678)	(678)	—	—	—
Development properties	(5,600)	(5,600)	—	—	—
Other non-same store income, net	(6,749)	(2,558)	—	—	(4,191)
Same store NOI at share - cash basis for the three months ended September 30, 2021	$241,471	$218,091	$8,635	$14,745	$—

NOI at share - cash basis for the three months ended September 30, 2020	$231,514	$196,081	$17,706	$15,530	$2,197
Less NOI at share - cash basis from:
Dispositions	774	774	—	—	—
Development properties	(8,580)	(8,580)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	16,829	16,829	—	—	—
Other non-same store income, net	(5,603)	(3,271)	(131)	(4)	(2,197)
Same store NOI at share - cash basis for the three months ended September 30, 2020	$234,934	$201,833	$17,575	$15,526	$—

Increase (decrease) in same store NOI at share - cash basis	$6,537	$16,258	$(8,940)	$(781)	$—

% increase (decrease) in same store NOI at share - cash basis	2.8%	8.1%	(50.9)%	(5.0)%	—%
___________________
(1)2021 includes an increase in real estate tax expense of $12,518 primarily due to a recent increase in the triennial tax-assessed value of theMART.

NOI At Share by Segment for the Nine Months Ended September 30, 2021 and 2020
Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Nine Months Ended September 30, 2021
	Total	New York	Other
Total revenues	$1,168,130	$921,758	$246,372
Operating expenses	(594,598)	(468,294)	(126,304)
NOI - consolidated	573,532	453,464	120,068
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(50,221)	(26,841)	(23,380)
Add: NOI from partially owned entities	231,635	224,392	7,243
NOI at share	754,946	651,015	103,931
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,570	351	1,219
NOI at share - cash basis	$756,516	$651,366	$105,150

(Amounts in thousands)	For the Nine Months Ended September 30, 2020
	Total	New York	Other
Total revenues	$1,151,520	$919,388	$232,132
Operating expenses	(600,077)	(484,624)	(115,453)
NOI - consolidated	551,443	434,764	116,679
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(56,900)	(34,713)	(22,187)
Add: NOI from partially owned entities	229,543	221,296	8,247
NOI at share	724,086	621,347	102,739
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	48,247	40,310	7,937
NOI at share - cash basis	$772,333	$661,657	$110,676

NOI At Share by Segment for the Nine Months Ended September 30, 2021 and 2020 - continued
The elements of our New York and Other NOI at share for the nine months ended September 30, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
New York:
Office(1)	$497,238	$504,630
Retail(2)	124,998	109,153
Residential	12,889	16,604
Alexander's	28,567	25,653
Hotel Pennsylvania(3)	(12,677)	(34,693)
Total New York	651,015	621,347

Other:
theMART(4)	42,950	52,087
555 California Street	48,230	45,686
Other investments	12,751	4,966
Total Other	103,931	102,739

NOI at share	$754,946	$724,086
___________________
(1)2020 includes $17,588 of non-cash write-offs of receivables arising from the straight-lining of rents, including the New York & Company, Inc. lease at 330 West 34th Street and $6,052 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $25,124 of non-cash write-offs of receivables arising from the straight-lining of rents, including the JCPenney lease at Manhattan Mall and $11,399 of write-offs of tenant receivables deemed uncollectible.
(3)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(4)2021 includes an increase in real estate tax expense of $14,441 primarily due to a recent increase in the triennial tax-assessed value of theMART.

The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
New York:
Office(1)	$504,939	$524,830
Retail(2)	116,265	124,430
Residential	11,898	15,541
Alexander's	30,987	31,574
Hotel Pennsylvania(3)	(12,723)	(34,718)
Total New York	651,366	661,657

Other:
theMART(4)	45,976	58,176
555 California Street	45,552	45,970
Other investments	13,622	6,530
Total Other	105,150	110,676

NOI at share - cash basis	$756,516	$772,333
___________________
(1)2020 includes $6,052 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $11,399 of write-offs of tenant receivables deemed uncollectible.
(3)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(4)2021 includes an increase in real estate tax expense of $14,441 primarily due to a recent increase in the triennial tax-assessed value of theMART.

Reconciliation of Net Income (Loss) to NOI At Share and NOI at share - cash basis for the Nine Months Ended September 30, 2021 and 2020

Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
Net income (loss)	$175,590	$(253,119)
Depreciation and amortization expense	285,998	292,611
General and administrative expense	100,341	120,255
Impairment losses, transaction related costs and other (lease liability extinguishment gain)	10,630	(68,566)
(Income) loss from partially owned entities	(86,768)	353,679
(Income) loss from real estate fund investments	(5,107)	225,328
Interest and other investment (income) loss, net	(3,694)	7,068
Interest and debt expense	152,904	174,618
Net gains on disposition of wholly owned and partially owned assets	(35,811)	(338,862)
Income tax (benefit) expense	(20,551)	38,431
NOI from partially owned entities	231,635	229,543
NOI attributable to noncontrolling interests in consolidated subsidiaries	(50,221)	(56,900)
NOI at share	754,946	724,086
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,570	48,247
NOI at share - cash basis	$756,516	$772,333
NOI At Share by Region

	For the Nine Months Ended September 30,
	2021	2020
Region:
New York City metropolitan area	88%	87%
Chicago, IL	6%	7%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2021 Compared to September 30, 2020

Revenues
Our revenues were $1,168,130,000 for the nine months ended September 30, 2021, compared to $1,151,520,000 for the prior year’s nine months, an increase of $16,610,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$2,642		$127	$2,515
Development and redevelopment	(15,652)		(15,652)	—
Hotel Pennsylvania	(9,368)	(1)	(9,368)	—
Trade shows	1,302		—	1,302
Same store operations	30,471		23,937	6,534
	9,395		(956)	10,351
Fee and other income:
BMS cleaning fees	9,752		9,752	—
Management and leasing fees	(5,402)		(5,017)	(385)
Other income	2,865		(1,409)	4,274
	7,215		3,326	3,889

Total increase in revenues	$16,610		$2,370	$14,240
_______________
See notes below.

Expenses
Our expenses were $998,989,000 for the nine months ended September 30, 2021, compared to $943,829,000 for the prior year’s nine months, an increase of $55,160,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total		New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$5,012		$5,012		$—
Development and redevelopment	(10,287)		(10,287)		—
Non-reimbursable expenses	5,758		5,949		(191)
Hotel Pennsylvania	(30,829)	(1)	(30,829)		—
Trade shows	(1,174)		—		(1,174)
BMS expenses	(150)		(150)		—
Same store operations	26,191		13,975		12,216
	(5,479)		(16,330)		10,851
Depreciation and amortization:
Acquisitions, dispositions and other	7,870		7,870		—
Development and redevelopment	(7,234)		(7,234)		—
Same store operations	(7,249)		(5,769)		(1,480)
	(6,613)		(5,133)		(1,480)

General and administrative	(19,914)	(2)	(5,195)		(14,719)

Expense from deferred compensation plan liability	7,970		—		7,970

(Impairment losses, transaction related costs and other) lease liability extinguishment gain	79,196		77,759	(3)	1,437

Total increase in expenses	$55,160		$51,101		$4,059
___________________
(1)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(2)Primarily due to the overhead reduction program previously announced in December 2020.
(3)Primarily due to $70,260 of lease liability extinguishment gain related to 608 Fifth Avenue recognized in the second quarter of 2020 and $7,880 of non-cash impairment losses for the three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue, New York sold in the third quarter of 2021.

Results of Operations – Nine Months Ended September 30, 2021 Compared to September 30, 2020 - continued
Income (Loss) from Partially Owned Entities
Below are the components of income (loss) from partially owned entities for the nine months ended September 30, 2021 and 2020.

(Amounts in thousands)	Percentage Ownership at September 30, 2021	For the Nine Months Ended September 30,
		2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$32,314	$13,631
Return on preferred equity, net of our share of the expense		27,985	27,926
Non-cash impairment loss		—	(413,349)
		60,299	(371,792)
Alexander's(2)	32.4%	21,386	11,198
Partially owned office buildings(3)	Various	11,021	8,550
Other investments(4)		(5,938)	(1,635)
		$86,768	$(353,679)
_____________________
(1)2021 includes a $14,282 decrease in our share of depreciation and amortization expense compared to the prior year period primarily resulting from non-cash impairment losses recognized during 2020. 2020 includes $2,997 of write-offs of lease receivables deemed uncollectible (see Note 6 - Investments in Partially Owned Entities for details).
(2)On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000. As a result of the sale, we recognized our $2,956 share of the net gain and also received a $300 sales commission paid by Alexander's. 2020 includes our $4,846 share of write-offs of lease receivables deemed uncollectible.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021, see Note 8 - Acquisitions and Dispositions for details), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income (Loss) from Real Estate Fund Investments
Below are the components of income (loss) from our real estate fund investments for the nine months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
Net investment income	$5,896	$84
Net unrealized loss on held investments	(789)	(225,412)
Income (loss) from real estate fund investments	5,107	(225,328)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(2,914)	160,557
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$2,193	$(64,771)
Interest and Other Investment Income (Loss), Net
Below are the components of interest and other investment income (loss), net for the nine months ended September 30, 2021 and 2020.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2021	2020
Interest on loans receivable	$1,679	$2,810
Interest on cash and cash equivalents and restricted cash	207	5,717
Credit losses on loans receivable	—	(13,369)
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	(4,938)
Other, net	1,808	2,712
	$3,694	$(7,068)

Results of Operations – Nine Months Ended September 30, 2021 Compared to September 30, 2020 - continued
Interest and Debt Expense
Interest and debt expense was $152,904,000 for the nine months ended September 30, 2021, compared to $174,618,000 for the prior year’s nine months, a decrease of $21,714,000. This was primarily due to (i) $9,195,000 of lower interest expense resulting from lower average interest rates on our variable rate loans, (ii) $8,950,000 of lower interest expense due to variable rates on certain mortgage loans that were previously swapped to higher fixed rates under interest rate swap arrangements that expired in 2020, and (iii) $956,000 of higher capitalized interest.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the nine months ended September 30, 2021 were $35,811,000 compared to $338,862,000 for the prior year's nine months, a decrease of $303,051,000. This resulted from lower net gains on sale of 220 CPS condominium units.
Income Tax Benefit (Expense)
Income tax benefit for the nine months ended September 30, 2021 was $20,551,000 compared to an expense of $38,431,000 for the prior year’s nine months, a decrease in expense of $58,982,000. This was primarily due to lower income tax expense from the sale of 220 CPS condominium units and a higher tax benefit recognized by our taxable REIT subsidiaries in 2021.
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $20,323,000 for the nine months ended September 30, 2021, compared to a loss of $141,003,000 for the prior year’s nine months, an increase in income of $161,326,000. This resulted primarily from a decrease in net loss allocated to the noncontrolling interests of our real estate fund investments.
Net (Income) Loss Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $6,683,000 for the nine months ended September 30, 2021, compared to a loss of $10,090,000 for the prior year’s nine months, an increase in income of $16,773,000. This resulted primarily from higher net income subject to allocation to Class A unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $49,734,000 for the nine months ended September 30, 2021, compared to $37,591,000 for the prior year’s nine months, an increase of $12,143,000, primarily due to the issuance of 5.25% Series N cumulative redeemable preferred shares in November 2020.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $49,858,000 for the nine months ended September 30, 2021, compared to $37,715,000 for the prior year’s nine months, an increase of $12,143,000, primarily due to the issuance of 5.25% Series N cumulative redeemable preferred units in November 2020.
Preferred Share/Unit Issuance Costs
Preferred share/unit issuance costs for the nine months ended September 30, 2021 were $9,033,000 representing the previously capitalized issuance costs which were expensed upon calling for redemption of all the outstanding Series K cumulative redeemable preferred shares/units in September 2021.

Results of Operations – Nine Months Ended September 30, 2021 Compared to September 30, 2020 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2021 compared to September 30, 2020.

(Amounts in thousands)	Total	New York	theMART(1)	555 California Street	Other
NOI at share for the nine months ended September 30, 2021	$754,946	$651,015	$42,950	$48,230	$12,751
Less NOI at share from:
Change in ownership interest in One Park Avenue	(3,780)	(3,780)	—	—	—
Dispositions	1,246	1,246	—	—	—
Development properties	(19,136)	(19,136)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,677	12,677	—	—	—
Other non-same store (income) expense, net	(17,104)	(4,354)	—	1	(12,751)
Same store NOI at share for the nine months ended September 30, 2021	$728,849	$637,668	$42,950	$48,231	$—

NOI at share for the nine months ended September 30, 2020	$724,086	$621,347	$52,087	$45,686	$4,966
Less NOI at share from:
Dispositions	5,109	5,109	—	—	—
Development properties	(26,259)	(26,259)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	34,692	34,692	—	—	—
Other non-same store (income) expense, net	(22,389)	(17,054)	(422)	53	(4,966)
Same store NOI at share for the nine months ended September 30, 2020	$715,239	$617,835	$51,665	$45,739	$—

Increase (decrease) in same store NOI at share	$13,610	$19,833	$(8,715)	$2,492	$—

% increase (decrease) in same store NOI at share	1.9%	3.2%	(16.9)%	5.4%	—%
___________________
(1)2021 includes an increase in real estate tax expense of $14,441 primarily due to a recent increase in the triennial tax-assessed value of theMART.

Results of Operations – Nine Months Ended September 30, 2021 Compared to September 30, 2020 - continued
Same Store Net Operating Income At Share - continued
    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2021 compared to September 30, 2020.

(Amounts in thousands)	Total	New York	theMART(1)	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2021	$756,516	$651,366	$45,976	$45,552	$13,622
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(2,695)	(2,695)	—	—	—
Dispositions	1,545	1,545	—	—	—
Development properties	(20,332)	(20,332)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,724	12,724	—	—	—
Other non-same store (income) expense, net	(17,859)	(4,238)	—	1	(13,622)
Same store NOI at share - cash basis for the nine months ended September 30, 2021	$729,899	$638,370	$45,976	$45,553	$—

NOI at share - cash basis for the nine months ended September 30, 2020	$772,333	$661,657	$58,176	$45,970	$6,530
Less NOI at share - cash basis from:
Dispositions	(718)	(718)	—	—	—
Development properties	(35,372)	(35,372)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	34,718	34,718	—	—	—
Other non-same store income, net	(32,745)	(25,690)	(422)	(103)	(6,530)
Same store NOI at share - cash basis for the nine months ended September 30, 2020	$738,216	$634,595	$57,754	$45,867	$—

(Decrease) increase in same store NOI at share - cash basis	$(8,317)	$3,775	$(11,778)	$(314)	$—

% (decrease) increase in same store NOI at share - cash basis	(1.1)%	0.6%	(20.4)%	(0.7)%	—%
___________________
(1)2021 includes an increase in real estate tax expense of $14,441 primarily due to a recent increase in the triennial tax-assessed value of theMART.

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
As of September 30, 2021, we have $4.5 billion of liquidity comprised of $2.3 billion of cash and cash equivalents and restricted cash and $2.162 billion available on our $2.75 billion revolving credit facilities. The challenges posed by the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to shareholders, debt amortization and recurring capital expenditures. Capital requirements for development expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales. Consequently, the Company will continue to evaluate its liquidity and financial position on an ongoing basis.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources - continued
Cash Flows for the Nine Months Ended September 30, 2021 and 2020
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2021	2020
Net cash provided by operating activities	$478,103	$191,360	$286,743
Net cash (used in) provided by investing activities	(392,634)	123,415	(516,049)
Net cash provided by (used in) financing activities	452,359	(431,568)	883,927
Cash and cash equivalents and restricted cash was $2,268,197,000 as of September 30, 2021, a $537,828,000 increase from the balance as of December 31, 2020.
Net cash provided by operating activities of $478,103,000 for the nine months ended September 30, 2021 was comprised of $574,067,000 of cash from operations, including distributions of income from partially owned entities of $171,367,000, and a net decrease of $95,964,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
The following table details the net cash (used in) provided by investing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2021	2020
Development costs and construction in progress	$(444,645)	$(448,167)	$3,522
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	(123,936)	—	(123,936)
Additions to real estate	(113,374)	(112,906)	(468)
Distributions of capital from partially owned entities	106,005	1,090	104,915
Proceeds from sales of real estate	100,024	—	100,024
Proceeds from sale of condominium units at 220 Central Park South	97,683	939,292	(841,609)
Investments in partially owned entities	(12,366)	(6,156)	(6,210)
Acquisitions of real estate and other	(3,000)	(985)	(2,015)
Proceeds from repayments of loans receivable	975	—	975
Moynihan Train Hall expenditures	—	(277,128)	277,128
Proceeds from sales of marketable securities	—	28,375	(28,375)
Net cash (used in) provided by investing activities	$(392,634)	$123,415	$(516,049)
The following table details the net cash provided by (used in) financing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2021	2020
Proceeds from borrowings	$2,298,007	$555,918	$1,742,089
Repayments of borrowings	(1,578,843)	(514,493)	(1,064,350)
Dividends paid on common shares/Distributions to Vornado	(304,516)	(725,938)	421,422
Proceeds from the issuance of preferred shares/units	291,195	—	291,195
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(173,356)	(76,759)	(96,597)
Dividends paid on preferred shares/Distributions to preferred unitholders	(49,400)	(50,123)	723
Debt issuance costs	(33,935)	(1,357)	(32,578)
Contributions from noncontrolling interests in consolidated subsidiaries	2,657	98,626	(95,969)
Proceeds received from exercise of Vornado stock options and other	664	5,567	(4,903)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(114)	(137)	23
Moynihan Train Hall reimbursement from Empire State Development	—	277,128	(277,128)
Net cash provided by (used in) financing activities	$452,359	$(431,568)	$883,927

Liquidity and Capital Resources - continued
Capital Expenditures for the Nine Months Ended September 30, 2021
Capital expenditures consist of expenditures to maintain assets, tenant improvement allowances and leasing commissions. Recurring capital expenditures include expenditures to maintain a property’s competitive position within the market and tenant improvements and leasing commissions necessary to re-lease expiring leases or renew or extend existing leases. Non-recurring capital improvements include expenditures to lease space that has been vacant for more than nine months and expenditures completed in the year of acquisition and the following two years that were planned at the time of acquisition, as well as tenant improvements and leasing commissions for space that was vacant at the time of acquisition of a property.
Below is a summary of amounts paid for capital expenditures and leasing commissions for the nine months ended September 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$51,370	$42,718	$3,595	$5,057
Tenant improvements	51,615	46,182	4,302	1,131
Leasing commissions	19,126	10,309	1,997	6,820
Recurring tenant improvements, leasing commissions and other capital expenditures	122,111	99,209	9,894	13,008
Non-recurring capital expenditures	9,915	9,857	58	—
Total capital expenditures and leasing commissions	$132,026	$109,066	$9,952	$13,008
Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2021
Development and redevelopment expenditures consist of all hard and soft costs associated with the development or redevelopment of a property. Our development project estimates below include initial leasing costs, which are reflected as non-recurring capital expenditures in the table above.
PENN District
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 844,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 114,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000. As of September 30, 2021, $906,389,000 has been expended, which has been reduced by $88,000,000 of historic tax credit investor contributions (at our share).
PENN 1
We are redeveloping PENN 1, a 2,547,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN 1. Skanska USA Civil Northeast, Inc. will perform the redevelopment under a fixed price contract for $396,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. The total development cost of our PENN 1 project is estimated to be $450,000,000. As of September 30, 2021, $304,667,000 has been expended.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $141,216,000 has been expended as of September 30, 2021.
PENN 15 (Hotel Pennsylvania Site)
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure will commence in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $30,805,000 has been expended as of September 30, 2021.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan, including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2021 - continued
Below is a summary of amounts paid for development and redevelopment expenditures for the nine months ended September 30, 2021. These expenditures include interest and debt expense of $31,785,000, payroll of $8,117,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $83,572,000, which were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$171,036	$171,036	$—	$—	$—
PENN 1	129,521	129,521	—	—	—
PENN 2	63,121	63,121	—	—	—
PENN 15 (Hotel Pennsylvania site)	30,828	30,828	—	—	—
220 CPS	16,958	—	—	—	16,958
345 Montgomery Street	4,263	—	—	4,263	—
Other	28,918	26,847	2,071	—	—
	$444,645	$421,353	$2,071	$4,263	$16,958
Capital Expenditures for the Nine Months Ended September 30, 2020
Below is a summary of amounts paid for capital expenditures and leasing commissions for the nine months ended September 30, 2020.

(Amounts in thousands)	Total	New York	theMART	555 California Street
Expenditures to maintain assets	$46,771	$39,920	$5,674	$1,177
Tenant improvements	45,150	38,900	4,041	2,209
Leasing commissions	15,569	11,624	3,173	772
Recurring tenant improvements, leasing commissions and other capital expenditures	107,490	90,444	12,888	4,158
Non-recurring capital expenditures	61,171	60,961	210	—
Total capital expenditures and leasing commissions	$168,661	$151,405	$13,098	$4,158
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

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
Farley Office and Retail	$174,159	$174,159	$—	$—	$—
220 CPS	83,117	—	—	—	83,117
PENN 1	75,247	75,247	—	—	—
PENN 2	60,493	60,493	—	—	—
345 Montgomery Street	14,491	—	—	14,491	—
Other	40,660	36,787	3,836	—	37
	$448,167	$346,686	$3,836	$14,491	$83,154

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
In November 2011, we entered into an agreement with the New York City Economic Development Corporation ("EDC") to lease Piers 92 and 94 (the "Piers"). In February 2019, EDC issued an order for us to vacate Pier 92 due to structural problems. Beginning March 2020 through August 2021, we did not pay EDC the monthly rent due under the non-recourse lease due to the loss of our right to use or occupy Pier 92. On August 31, 2021, both parties entered into a mutual release with respect to claims by EDC for unpaid rent owed and claims by the Company for costs and damages as a result of our inability to use or occupy Pier 92.
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of September 30, 2021, the aggregate dollar amount of these guarantees and master leases is approximately $1,653,000,000.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of September 30, 2021, $13,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related) is developing Farley Office and Retail. In connection with the development of the property, the joint venture took in a historic Tax Credit Investor. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2021, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the September 30, 2021 fair value of the Fund assets, at liquidation we would be required to make a $28,000,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of September 30, 2021, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,700,000.
As of September 30, 2021, we have construction commitments aggregating approximately $384,000,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because they exclude the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 19 – Income (Loss) Per Share/Income (Loss) Per Class A Unit, in our consolidated financial statements on page 41 of this Quarterly Report on Form 10-Q.
FFO attributable to common shareholders plus assumed conversions was $158,286,000, or $0.82 per diluted share for the three months ended September 30, 2021, compared to $278,507,000, or $1.46 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $430,057,000, or $2.24 per diluted share for the nine months ended September 30, 2021, compared to $612,123,000, or $3.20 per diluted share, for the prior year’s nine months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$37,689	$53,170	$89,817	$(139,617)
Per diluted share	$0.20	$0.28	$0.47	$(0.73)

FFO adjustments:
Depreciation and amortization of real property	$86,180	$99,045	$256,295	$269,360
Real estate impairment losses in connection with the sales of Madison Avenue retail properties	7,880	—	7,880	—
Decrease in fair value of marketable securities	—	—	—	4,938
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	35,125	38,987	104,829	119,146
Decrease (increase) in fair value of marketable securities	287	385	(1,118)	3,511
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $3,822 and $4,289 of noncontrolling interests	—	103,201	—	409,060
Net gain on sale of real estate	—	—	(3,052)	—
	129,472	241,618	364,834	806,015
Noncontrolling interests' share of above adjustments	(8,886)	(16,292)	(24,627)	(54,311)
FFO adjustments, net	$120,586	$225,326	$340,207	$751,704

FFO attributable to common shareholders	$158,275	$278,496	$430,024	$612,087
Convertible preferred share dividends	11	11	33	36
FFO attributable to common shareholders plus assumed conversions	$158,286	$278,507	$430,057	$612,123
Per diluted share	$0.82	$1.46	$2.24	$3.20

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,577	191,162	191,508	191,102
Effect of dilutive securities:
Out-Performance Plan units	452	—	630	—
Convertible preferred shares	26	26	26	28
AO LTIP units	8	—	10	—
Employee stock options and restricted stock awards	4	—	3	25
Denominator for FFO per diluted share	192,067	191,188	192,177	191,155

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2021			2020
	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance		Weighted Average Interest Rate
Consolidated debt:
Variable rate	$3,589,615	1.56%	$35,896	$3,220,815		1.83%
Fixed rate	5,090,000	3.19%	—	4,212,643		3.70%
	$8,679,615	2.51%	35,896	$7,433,458		2.89%
Pro rata share of debt of non-consolidated entities:
Variable rate	$1,262,121	1.76%	12,621	$1,384,710	(1)	1.80%
Fixed rate	1,454,323	3.73%	—	1,488,464		3.76%
	$2,716,444	2.82%	12,621	$2,873,174		2.81%
Noncontrolling interests' share of consolidated subsidiaries			(3,971)
Total change in annual net income attributable to the Operating Partnership			44,546
Noncontrolling interests’ share of the Operating Partnership			(3,056)
Total change in annual net income attributable to Vornado			$41,490
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.22
Total change in annual net income attributable to Vornado per diluted share			$0.22
___________________
(1)Net of our $16,200 share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt. On April 7, 2021, Alexander's used its participation in the loan to reduce the loan balance.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2021, the estimated fair value of our consolidated debt was $8,701,000,000.
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of September 30, 2021.

(Amounts in thousands)	As of September 30, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap(1)	$3,159	$840,000	(2)	L+193	2.02%	2.26%	5/24
PENN 11 mortgage loan interest rate swap(3)	1,850	500,000		L+275	2.83%	3.03%	3/24
Various interest rate caps	82	700,000
	$5,091	$2,040,000

Included in other liabilities:
Unsecured term loan interest rate swap	$39,839	$750,000	(4)	L+100	1.09%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	5,553	100,000		L+180	1.89%	4.14%	1/25
	$45,392	$850,000
____________________
(1)Entered into on May 15, 2021.
(2)Represents our 70.0% share of the $1.2 billion mortgage loan.
(3)Entered into on March 7, 2021.
(4)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended September 30, 2021, we issued 259,860 Class A units in connection with (i) the issuance of Vornado common shares and (ii) the exercise of awards pursuant to Vornado’s omnibus share plan, including grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options. The consideration received included $222,820 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Effective November 2, 2021, Deirdre Maddock has been promoted to the position of Senior Vice President, Chief Accounting Officer of the Company. Ms. Maddock succeeds Matthew Iocco, who will be retiring after 22 years with the Company. Mr. Iocco will remain with the Company through December 31, 2021 to assist with the transition.
Ms. Maddock currently serves as Vice President, SEC Reporting and Corporate Accounting. Prior to joining the Company in 2016, Ms. Maddock worked in the audit practice at Deloitte & Touche LLP specializing in real estate and banking.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
3.9	—	Articles Supplementary Classifying Vornado Realty Trust's 4.45% Series O Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*
3.62		Fifty-First Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of September 22, 2021 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*
15.1	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2	—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3	—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4	—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3	—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4	—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101	—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as iXBRL and contained in Exhibit 101.

*		Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: November 1, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: November 1, 2021	By:	/s/ Matthew Iocco
Matthew Iocco, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)