Form 10-K
period 2021-12-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2022-02-14
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Each Class
Vornado Realty Trust	Series A Convertible Preferred Shares of beneficial interest, liquidation preference $50.00 per share
Vornado Realty L.P.	Class A Units of Limited Partnership Interest

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

Vornado Realty Trust: Yes  ☐      No  ☑   Vornado Realty L.P.: Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common shares held by non-affiliates of Vornado Realty Trust, i.e. by persons other than officers and trustees of Vornado Realty Trust, was $8,259,860,000 at June 30, 2021.

As of December 31, 2021, there were 191,723,608 common shares of beneficial interest outstanding of Vornado Realty Trust.

There is no public market for the Class A units of limited partnership interest of Vornado Realty L.P. Based on the June 30, 2021 closing share price of Vornado Realty Trust’s common shares, which are issuable upon redemption of the Class A units, the aggregate market value of the Class A units held by non-affiliates of Vornado Realty L.P., i.e. by persons other than Vornado Realty Trust and its officers and trustees, was $515,447,000 at June 30, 2021.

Documents Incorporated by Reference

Part III: Portions of Proxy Statement for Annual Meeting of Vornado Realty Trust’s Shareholders to be held on May 19, 2022.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2021 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
•Note 10. Redeemable Noncontrolling Interests
•Note 11. Shareholders' Equity/Partners' Capital
•Note 14. Stock-based Compensation
•Note 18. Income (Loss) Per Share/Income (Loss) Per Class A Unit
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

____________________
(1) These items are omitted in whole or in part because Vornado, the Operating Partnership’s sole general partner, will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2021, portions of which are incorporated by reference herein.

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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants, and governmental and tenant responses thereto, all of which are uncertain at this time but the impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
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

PART I

ITEM 1.     BUSINESS
Vornado is a fully‑integrated REIT and conducts its business through, and substantially all of its interests in properties are held by, the Operating Partnership, a Delaware limited partnership. Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 92.6% of the common limited partnership interest in the Operating Partnership as of December 31, 2021.
We currently own all or portions of:
New York:
•67 Manhattan operating properties consisting of:
•20.6 million square feet of office space in 32 of the properties;
•2.7 million square feet of street retail space in 60 of the properties;
•1,674 units in eight residential properties;
•Multiple development sites, including Hotel Pennsylvania;
•A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens;
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
•A 25% interest in Vornado Capital Partners, our real estate fund (the "Fund"). We are the general partner and investment manager of the fund. The fund is in wind-down; and
•Other real estate and investments.
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
ACQUISITION
We completed the following acquisition during 2021:
•$158 million purchase of our joint venture partner's 45% ownership interest in One Park Avenue (valuing the property at $875 million, encumbered by $525 million of existing debt), increasing our ownership interest to 100%.
DISPOSITIONS
We completed the following sale transactions during 2021:
•$137 million net proceeds from the sale of six condominium units at 220 Central Park South ("220 CPS");
•$100 million aggregate sale of three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue;
•$75 million sale by Alexander's (32.4% interest) of its Paramus, New Jersey property to IKEA Property, Inc. ("IKEA"), the tenant at the property, pursuant to IKEA's purchase option contained in the lease;
•$28 million sale of 501 Broadway by the Fund (25% interest); and
•$10 million sale by Alexander's (32.4% interest) of a parcel of land in the Bronx, New York.

FINANCINGS
We completed the following financing transactions during 2021:
•$1.25 billion unsecured revolving credit facility extended from January 2023 to April 2026, lowering the interest rate to LIBOR plus 0.89% from LIBOR plus 1.00%;
•$1.2 billion refinancing of 555 California Street (70% interest);
•$950 million refinancing of 1290 Avenue of the Americas (70% interest);
•$750 million green bond public offering of senior unsecured notes;
•$675 million repayment of theMART mortgage loan;
•$525 million refinancing of One Park Avenue;
•$500 million modification of the PENN 11 mortgage loan lowering the interest rate to LIBOR plus 1.95% from LIBOR plus 2.75%, resulting in a fixed rate of 2.23% pursuant to the interest rate swap agreement;
•$350 million refinancing of 909 Third Avenue;
•$300 million issuance of 4.45% Series O cumulative redeemable preferred shares; and
•$300 million redemption of 5.70% Series K cumulative redeemable preferred shares.
DEVELOPMENT AND REDEVELOPMENT EXPENDITURES
PENN District
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 845,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 115,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000 at our 95% share, of which $896,186,000 of cash has been expended as of December 31, 2021.
PENN 1
We are redeveloping PENN 1, a 2,547,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN 1. Skanska USA Civil Northeast, Inc. will perform the redevelopment under a fixed price contract for $380,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost for the PENN 1 project is estimated to be $450,000,000. As of December 31, 2021, $309,437,000 of cash has been expended.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $161,066,000 of cash has been expended as of December 31, 2021.
PENN 15 (Hotel Pennsylvania Site)
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $31,481,000 of cash has been expended as of December 31, 2021.

We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.

ENVIRONMENTAL SUSTAINABILITY INITIATIVES
We have long believed a focus on environmental sustainability is responsible management of our business and important to our tenants. It has been central to Vornado's business strategy for over 10 years. The Corporate Governance and Nominating Committee of Vornado's Board of Trustees is assigned with oversight of Environmental, Social and Governance (“ESG”) matters, which includes climate change risk. Environmental sustainability initiatives are carried out by a dedicated team of professionals that work directly with our business units.
Vornado is an industry leader in sustainability, owning and operating more than 27 million square feet of LEED (Leadership in Energy and Environmental Design) certified buildings, representing 95% of our office portfolio, with over 23 million square feet at LEED Gold or Platinum. In 2021, we were selected as a global “Sector Leader” for all Office/Retail Diversified REITs in the Global Real Estate Sustainability Benchmark ("GRESB"), ranked second among 94 responding listed companies in the United States and received the “Green Star” distinction for the ninth consecutive year. In 2020, we received the Leader in the Light Award by the National Association for Real Estate Investment Trusts (NAREIT) for the 11th consecutive year; were recognized as an EPA ENERGY STAR Partner of the Year, with the Sustained Excellence distinction; and received the 2020 Leadership Award from the United States Green Buildings Council (USGBC). We prioritize addressing climate change and in 2019 adopted a 10-year plan to make our buildings carbon neutral by 2030 (“Vision 2030”). Vision 2030 is a multi-faceted approach that prioritizes energy efficiency, demand management, and renewable power. We rely on both existing and future technology, as well as meaningful stakeholder collaboration with our tenants, our employees, and our communities, to achieve this plan. Our commitment to carbon neutrality and associated emissions reduction targets have been approved by the Science Based Targets Initiative as consistent with a 1.5°C climate scenario, the most ambitious goal of the Paris Agreement.
We consider sustainability in all aspects of our business, including the design, construction, retrofit and ongoing maintenance and operations of our portfolio of buildings. We operate our buildings sustainably and efficiently by establishing best practices in energy and water consumption, carbon reduction, resource and waste management and ecologically sensitive procurement. Our policies, from 100% green cleaning to energy efficiency, are implemented across our entire portfolio. Mandatory sustainability training is required for all of our building operators and managers, and we undertake significant outreach with our tenants, employees and investors regarding Vornado’s sustainability programs and strategies.
In January 2022, the Compensation Committee of Vornado's Board of Trustees approved the 2022 performance based long-term incentive plan which for the first time formally ties senior management compensation to achievement of certain ESG targets, including reductions in greenhouse emissions, achieving a specified GRESB score and targeting a higher percentage of LEED Gold or Platinum certified square footage.
We are committed to transparent reporting of sustainability performance indicators and publish an annual ESG Report in accordance with the Global Reporting Initiative and aligned with the metrics codified by the Sustainability Accounting Standards Board and recommendations set forth by the Task Force on Climate-related Financial Disclosures. Further details on our environmental sustainability initiatives and strategy, including our Vision 2030 Roadmap, can be found in our 2020 ESG Report at (esg.vno.com). There can be no assurance that our Vision 2030 commitment will be achieved in the planned time frame. The ESG Report is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2021, we have approximately 3,224 employees, consisting of (i) 2,710 employees of Building Maintenance Services LLC, a wholly owned subsidiary, which provides cleaning, security, and engineering services primarily to our New York properties, (ii) 235 employees in our corporate office, (iii) 161 employees in leasing and property management, and (iv) 118 employees of theMART. The foregoing does not include employees of partially owned entities.
Human capital management is critical to our success and our employees are the foundation of our human capital. To foster talent and growth, we provide training and continuing education, promote career and personal development, and encourage innovation and engagement.
Compensation, Benefits and Employees Wellbeing
To attract and retain the best-qualified talent and to help our employees stay healthy, balance their work and personal lives, and meet their financial and retirement goals, we offer competitive benefits including, but not limited to, market-competitive compensation, healthcare (medical, dental and vision coverage), a health savings account, 401(k) and employer match, dependent care flexible spending account, parental leave, adoption/surrogacy benefits, short-term and long-term disability insurance, life insurance, time off/paid holidays, tuition reimbursement, subsidized gym memberships, employee wellness programs and incentives, in-workplace COVID-19 and flu vaccinations, onsite COVID-19 testing, commuter benefits, employee assistance program and workplace flexibility.
Talent Development
We promote career and personal development, provide training and continuing education, and encourage innovation and engagement. This includes tuition reimbursement for our employees’ continuing education and professional development, and the opportunity to participate in a variety of training and networking engagements.

HUMAN CAPITAL MANAGEMENT - CONTINUED
Culture and Engagement
Our employees are critical to our success, and we believe creating a positive and inclusive culture is essential to attracting and retaining engaged employees. We seek to retain our employees by actively engaging with our workforce and we solicit their feedback through our divisional leaders and employee surveys. We use their feedback to create and continually enhance programs that support their needs.
Through our volunteer program, Vornado Volunteers, employees are granted one day of paid time off per calendar year to volunteer for a cause of their choice.
Diversity and Inclusion
Vornado is a diverse and inclusive environment that empowers the individual and enriches the employment experience. We have published Equal Employment Opportunity “EEO” data since 2017 and have a broadly diverse workforce across both our corporate base as well as our BMS division. Our employee demographics data can be found on our ESG micro-site (esg.vno.com), which is not incorporated by reference and should not be considered part of this Annual Report on Form 10-K.
Our diversity metrics set a baseline from where we constantly strive to improve.
Health and Wellness / COVID-19 Response
As a building owner and landlord to thousands of business tenants, we focus on maintaining and improving the health of our indoor environments, as well as communicating the value of our health and wellness programs with consistency and clarity to our stakeholders. We believe that consistent health programming and communications protocols not only mitigate health risks within our buildings, but they also create a responsible behavior framework for our employees, our tenants, and our visitors.
We responded to the COVID-19 pandemic with determination to ensure that our tenants, employees and visitors remain healthy and safe. We fortified many of our buildings with protections that include daily health screenings and questionnaires, social distancing and PPE requirements, enhanced HVAC and indoor air quality, and installed onsite COVID-19 testing and vaccination locations. This infrastructure is further reinforced with our green cleaning program and our on-site operations team.
Labor Relations
BMS employs and manages janitorial and security staff who are members of 32BJ SEIU and engineering staff who are members of Local 94 of the International Union of Operating Engineers AFL-CIO. Through our active participation in the Realty Advisory Board on Labor Relations, we work collaboratively with both unions and consider our relations with our union employees to be very positive.
For additional information on human capital matters, please see our most recent ESG report, available for download on our website at www.vno.com and in digital format at esg.vno.com. This report and other information on our website are not incorporated by reference into and do not form any part of this Annual Report on Form 10-K.
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
SEGMENT DATA
We operate in the following reportable segments: New York and Other. Financial information related to these reportable segments for the years ended December 31, 2021, 2020 and 2019 is set forth in Note 23 – Segment Information to our consolidated financial statements in this Annual Report on Form 10-K.
TENANTS ACCOUNTING FOR OVER 10% OF REVENUES
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2021, 2020 and 2019.
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
RISKS RELATED TO OUR PROPERTIES AND INDUSTRY
Our business, financial condition, results of operations and cash flows have been and may continue to be adversely affected by the COVID-19 pandemic and the impact could be material to us.
Our business has been adversely affected by the ongoing COVID-19 pandemic and preventive measures taken to curb the spread of the virus. The pandemic has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business closures. Existing and potential new variants make the on-going impact of the COVID-19 pandemic difficult to predict. If the virus continues to spread significantly in its current form or as a more contagious variant, governmental agencies and other authorities may order additional closures or impose further restrictions on businesses, which could negatively impact the financial condition of our tenants. The continuation of the pandemic could also have fundamental adverse effects on our business. Further delays in tenant return-to-work plans as a result of the continued risks of the pandemic and further dependence on work from home and flexible work arrangements may lead our office tenants to reassess their long-term physical space needs. Further, while many of the limitations and restrictions imposed on retailers during the onset of the pandemic have been lifted and/or eased, economic conditions, including a decline in Manhattan tourism since the onset of the virus, continue to adversely affect the financial health of our retail tenants. The impact of such conditions could cause retailers to reduce the number and size of their physical locations and further increase reliance on e-commerce. Over time, these factors could decrease the demand for office and retail space and ultimately decrease occupancy and/or rent levels across our portfolio, which may have a negative impact on our financial condition and/or access to capital. In addition, the value of our real estate assets may decline, which may result in non-cash impairment charges in future periods and the impact could be material. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants, and governmental and tenant responses thereto, all of which are uncertain at this time. Given the dynamic nature of the circumstances, it is difficult to predict the ongoing impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows but the impact could be material.
A significant portion of our properties is located in the New York City Metropolitan area and is affected by the economic cycles and risks inherent to this area.
In 2021, approximately 88% of our net operating income ("NOI", a non-GAAP measure) came from properties located in the New York City metropolitan area. We may continue to concentrate a significant portion of our future acquisitions, development and redevelopment in this area. Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact this market in either the short or long term. Declines in the economy or declines in real estate markets in the New York City metropolitan area, including the effects of the COVID-19 pandemic, have hurt and could continue to hurt our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this region include:
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
Certain of our properties are Manhattan retail properties. In 2021, approximately 17% of our NOI is from Manhattan retail properties. As such, these properties are affected by the general and New York City retail environments, including office and residential occupancy rates, the level of consumer spending and consumer confidence, Manhattan tourism, employer remote-working policies, the threat of terrorism, increasing competition from on-line retailers, other retailers, and outlet malls, and the impact of technological change upon the retail environment generally. Further, New York City tourism has not yet fully recovered from the effects of the COVID-19 pandemic. The decline in international tourists, who comprise a major source of demand for our Manhattan retail tenants, has adversely affected such tenants. These factors could adversely affect the financial condition of our retail tenants, or result in the bankruptcy of such tenants, and the willingness of retailers to lease space in our retail locations, which could have an adverse effect on the value of our properties, our business and profitability.
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
•changes in space utilization by our tenants due to technology, economic conditions, and business environment;
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
•natural disasters;
•general competitive factors;
•climate change; and
•pandemics.
The rents or sales proceeds we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available for operating costs, to pay indebtedness and for distribution to equity holders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline and maintenance costs can increase substantially in an inflationary environment.

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
Our commercial office properties are located primarily in highly developed areas of the New York metropolitan area. Manhattan is the largest office market in the United States. The number of competitive office properties in the New York metropolitan area, which may be newer or better located than our properties, could have a material adverse effect on our ability to lease office space at our properties and on the effective rents we are able to charge.
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
We may be adversely affected by trends in office real estate, including work from home trends.
In 2021, approximately 79% of our NOI is from our office properties. Work from home, flexible or hybrid work schedules, open workplaces, videoconferencing, and teleconferencing are becoming more common, particularly as a result of the COVID-19 pandemic. These practices may enable businesses to reduce their office space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could, over time, erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates, cash flows and property valuations.
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
Our properties are located in urban areas, which means the vitality of our properties is reliant on sound transportation and utility infrastructure. If that infrastructure is compromised in any way by an extreme weather event, such a compromise could have an adverse impact on our local economies and populations, as well as on our tenants’ ability to do business in our buildings.
Our properties are subject to transitional risks related to climate-related policy change.
De-carbonization of grid-supplied energy could lead to increased energy costs and operating expenses for our buildings. Retrofitting our building systems to consume less energy could lead to increased capital costs. Buildings which consume fossil fuel onsite may be subject to penalties. In addition, the full transition of grid-supplied energy to renewable sources (as has been mandated by the Climate Leadership and Community Protection Act in New York State) could lead to increased energy costs and operating expenses for our buildings.
We may become subject to costs, taxes or penalties, or increases therein, associated with natural resource or energy usage, such as a “carbon tax” and by local legislation such as New York City’s Local Law 97, which sets limits on carbon emissions in our buildings and imposes penalties if we exceed those limits, or laws passed to impose limits or eliminate any onsite fossil fuel combustion in new construction and major renovations. These costs, taxes or penalties could increase our operating costs and decrease the cash available to pay our obligations or distribute to our equity owners.
Changes to tax laws could affect REITs generally, the trading of our shares and our results of operations, both positively and negatively, in ways that are difficult to anticipate.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect the taxation of REITs and their shareholders. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our, or our shareholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect the trading price for our common shares, our financial condition, our results of operations and the amount of cash available for the payment of dividends.
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
We continue to engage in redevelopment and repositioning activities with respect to our properties, and, accordingly, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns, especially in an inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or redevelopment costs; (ix) the possibility that properties will be leased at below expected rental rates and (x) to the extent the redevelopment activities are conducted in partnership with third parties, the possibility of disputes with our joint venture development partners and the potential that we miss certain project milestone deadlines. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities or the ultimate rents achieved on new developments, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common shares and ability to satisfy our principal and interest obligations and to make distributions to our shareholders.
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
We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel due to a tight labor market and COVID-19 vaccine mandate in areas in which we operate.
Our success depends on our ability to continue to attract, retain, and motivate qualified personnel. Currently, the U.S. job market is experiencing labor shortages and employee resignations at record levels. Factors impacting the labor shortage include continued fears of COVID-19, enhanced unemployment insurance benefits, people leaving the workforce entirely, higher pay from competitors, demand for flexible working hours and remote work, and many other factors. The increased ability of employees in the workforce to work from home or in other remote work arrangements has made it and may continue to make it more difficult for us to compete in the job market. In addition, we may find it difficult to attract and retain employees in New York City, where our corporate office and a significant portion of our properties are located, due to the implementation of a COVID-19 vaccine mandate beginning in December 2021. Our inability to attract, retain, and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.
Significant inflation could adversely affect our business and financial results.
Increased inflation could adversely affect us by increasing costs of land, construction and renovation. In a highly inflationary environment, we may be unable to raise rental rates at or above the rate of inflation, which could reduce our profit margins. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business or financial results. While increases in most operating expenses at our properties can be passed on to our office and retail tenants, some tenants have fixed reimbursement charges and expenses at our residential properties may not be able to be passed on to residential tenants. Unreimbursed increased operating expenses may reduce cash flow available for payment of mortgage debt and interest and for distributions to shareholders.
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
Furthermore, the holders of preferred units of the Operating Partnership are entitled to receive preferred distributions before payment of distributions to the Operating Partnership’s equity holders, including Vornado. Thus, Vornado’s ability to pay cash dividends to its equity holders and satisfy its debt obligations depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred units and then to its equity holders, including Vornado. As of December 31, 2021, there were three series of preferred units of the Operating Partnership not held by Vornado with a total liquidation value of $53,223,000.
In addition, Vornado’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency is only after the claims of the creditors, including trade creditors and preferred equity holders, are satisfied.
We have a substantial amount of indebtedness that could affect our future operations.
As of December 31, 2021, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and deferred financing costs, totaled $8.7 billion. We are subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet our required debt service. Our debt service costs generally will not be reduced if developments in the market or at our properties, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from our properties. Should such events occur, our operations may be adversely affected. If a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value.
We have outstanding debt, and the amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
We rely on both secured and unsecured, variable rate and non-variable rate debt to finance acquisitions and development activities and for working capital. If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the cost of our existing debt may increase, especially in the case of a rising interest rate environment, and we may not be able to refinance our existing debt in sufficient amounts or on acceptable terms. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of credit rating downgrades and default on our obligations that could adversely affect our financial condition and results of operations.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk and counterparties may fail to perform under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes and when existing interest rate hedges terminate, we may incur increased costs in implementing further interest rate hedges. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
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
As of December 31, 2021, Interstate Properties, a New Jersey general partnership, and its partners beneficially owned an aggregate of approximately 6.9% of the common shares of beneficial interest of Vornado and 26.1% of the common stock of Alexander’s, which is described below. Steven Roth, David Mandelbaum and Russell B. Wight, Jr. are the three partners of Interstate Properties. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s.
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
We manage and lease the real estate assets of Interstate Properties pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. See Note 22 – Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K for additional information.
There may be conflicts of interest between Alexander’s and us.
As of December 31, 2021, we owned 32.4% of the outstanding common stock of Alexander’s. Alexander’s is a REIT that has six properties, which are located in the greater New York metropolitan area. In addition to the 2.2% that they indirectly own through Vornado, Interstate Properties, which is described above, and its partners owned 26.1% of the outstanding common stock of Alexander’s as of December 31, 2021. Mr. Roth is the Chairman of the Board of Trustees and Chief Executive Officer of Vornado, the managing general partner of Interstate Properties, and the Chairman of the Board of Directors and Chief Executive Officer of Alexander’s. Messrs. Mandelbaum and Wight are Trustees of Vornado and Directors of Alexander’s and general partners of Interstate Properties. Ms. Mandakini Puri and Dr. Richard West are Trustees of Vornado and Directors of Alexander’s.
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

•general financial and economic market conditions and, in particular, developments related to market conditions for office REITs and other real estate related companies and the New York City real estate market;
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
The interests of equity holders could be diluted if we issue additional equity securities. As of December 31, 2021, Vornado had authorized but unissued 58,276,392 common shares of beneficial interest, $.04 par value, and 58,387,098 preferred shares of beneficial interest, no par value; of which 20,859,593 common shares are reserved for issuance upon redemption of Class A Operating Partnership units, convertible securities and employee stock options and 11,200,000 preferred shares are reserved for issuance upon redemption of preferred Operating Partnership units. Any shares not reserved may be issued from time to time in public or private offerings or in connection with acquisitions. In addition, common and preferred shares reserved may be sold upon issuance in the public market after registration under the Securities Act or under Rule 144 under the Securities Act or other available exemptions from registration. We cannot predict the effect that future sales of Vornado’s common and preferred shares or Operating Partnership Class A and preferred units will have on the market prices of our securities.
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
RISKS RELATED TO REGULATORY COMPLIANCE
Vornado may fail to qualify or remain qualified as a REIT and may be required to pay federal income taxes at corporate rates, which could adversely impact the value of our common shares.
Although we believe that Vornado will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, Vornado may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial or administrative interpretations and depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, Vornado fails to maintain its qualification as a REIT and does not qualify under statutory relief provisions, Vornado could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on its taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If Vornado had to pay federal income tax, the amount of money available to distribute to equity holders and pay its indebtedness would be reduced for the year or years involved, and Vornado would not be required to make distributions to shareholders in that taxable year and in future years until it was able to qualify as a REIT and did so. In addition, Vornado would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless Vornado were entitled to relief under the relevant statutory provisions. Our failure to qualify as a REIT could impact our ability to expand our business and raise capital and adversely affect the value of our common shares.
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
    At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict if or when any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, Treasury regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. Vornado, its taxable REIT subsidiaries, and our security holders could be adversely affected by any such change in, or any new, U.S. federal income tax law, Treasury regulation or administrative interpretation.

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
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons who access our systems from inside or outside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we have not experienced cyber incidents that are individually, or in the aggregate, material, we have experienced cyber attacks in the past, which have thus far been mitigated by preventative, detective, and responsive measures that we have put in place. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Unauthorized parties, whether within or outside our company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes; result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space; require significant management attention and resources to remedy any damages that result; may require payments to the attackers; subject us to litigation claims for breach of contract, damages, credits, fines, penalties, governmental investigations and enforcement actions or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We may be adversely affected by the discontinuation of London Interbank Offered Rate ("LIBOR").
On March 5, 2021, the United Kingdom Financial Conduct Authority ("FCA") announced that USD LIBOR will no longer be published after June 30, 2023. The Secured Overnight Financing Rate ("SOFR") has been identified by market participants as the preferred alternative to USD LIBOR in derivatives and other financial contracts. Our new floating rate loans entered into after December 31, 2021 no longer reference to LIBOR rates and instead reference to SOFR or another floating rate.
As of December 31, 2021, we had approximately $6.7 billion of consolidated outstanding debt indexed to LIBOR. $2.2 billion of this debt is subject to interest rate swaps that convert the floating rates to a fixed interest rate. In the transition from the use of LIBOR to SOFR or other alternatives, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable (including transition to an alternative benchmark rate) if LIBOR is not reported and we have been entering into amendments to certain of our financing agreements to provide for alternative benchmark rates if LIBOR is discontinued, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than or lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Use of alternative interest rates or other LIBOR reforms could result in increased volatility or a tightening of credit markets which could adversely affect our ability to obtain cost-effective financing. In addition, the transition of our existing LIBOR financing agreements to alternative benchmarks may result in unanticipated changes to the overall interest rate paid on our liabilities.
Some of our potential losses may not be covered by insurance.
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $250,000,000 includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,785,910 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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

ITEM 2.     PROPERTIES
We operate in two reportable segments: New York and Other. The following pages provide details of our real estate properties as of December 31, 2021.

					Square Feet
NEW YORK SEGMENT Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
PENN 1 (ground leased through 2098)(1)	100.0%	Office / Retail	82.4%		2,290,000	257,000	2,547,000
1290 Avenue of the Americas	70.0%	Office / Retail	99.6%		2,120,000	—	2,120,000
PENN 2	100.0%	Office / Retail	100.0%		428,000	1,192,000	1,620,000
909 Third Avenue (ground leased through 2063)(1)	100.0%	Office	96.7%		1,350,000	—	1,350,000
280 Park Avenue(2)	50.0%	Office / Retail	98.1%		1,264,000	—	1,264,000
Independence Plaza, Tribeca (1,327 units)(2)	50.1%	Retail / Residential	100.0%	(3)	1,249,000	8,000	1,257,000
770 Broadway	100.0%	Office / Retail	99.3%		1,182,000	—	1,182,000
PENN 11	100.0%	Office / Retail	99.3%		1,153,000	—	1,153,000
90 Park Avenue	100.0%	Office / Retail	98.9%		956,000	—	956,000
One Park Avenue	100.0%	Office / Retail	96.9%		944,000	—	944,000
888 Seventh Avenue (ground leased through 2067)(1)	100.0%	Office / Retail	94.6%		887,000	—	887,000
100 West 33rd Street	100.0%	Office	95.3%		859,000	—	859,000
Farley Office and Retail (ground and building leased through 2116)(1)	95.0%	Office / Retail	100.0%		756,000	89,000	845,000
330 West 34th Street (65.2% ground leased through 2149)(1)	100.0%	Office / Retail	74.2%		725,000	—	725,000
85 Tenth Avenue(2)	49.9%	Office / Retail	89.6%		638,000	—	638,000
650 Madison Avenue(2)	20.1%	Office / Retail	93.3%		601,000	—	601,000
350 Park Avenue	100.0%	Office / Retail	72.8%		581,000	—	581,000
150 East 58th Street(4)	100.0%	Office / Retail	88.3%		545,000	—	545,000
33-00 Northern Boulevard (Center Building)	100.0%	Office	92.4%		498,000	—	498,000
7 West 34th Street(2)	53.0%	Office / Retail	100.0%		477,000	—	477,000
595 Madison Avenue	100.0%	Office / Retail	81.4%		332,000	—	332,000
640 Fifth Avenue(2)	52.0%	Office / Retail	84.9%		315,000	—	315,000
50-70 West 93rd Street (324 units)(2)	49.9%	Residential	96.3%		283,000	—	283,000
Manhattan Mall	100.0%	Retail	18.3%		257,000	—	257,000
40 Fulton Street	100.0%	Office / Retail	84.7%		251,000	—	251,000
260 Eleventh Avenue (ground leased through 2114)(1)	100.0%	Office	95.5%		209,000	—	209,000
4 Union Square South	100.0%	Retail	99.3%		204,000	—	204,000
61 Ninth Avenue (2 buildings) (ground leased through 2115)(1)(2)	45.1%	Office / Retail	94.5%		192,000	—	192,000
512 West 22nd Street(2)	55.0%	Office / Retail	72.6%		172,000	—	172,000
825 Seventh Avenue	51.2%	Office(2) / Retail	44.7%		172,000	—	172,000
1540 Broadway(2)	52.0%	Retail	79.9%		161,000	—	161,000
Paramus	100.0%	Office	85.2%		129,000	—	129,000
666 Fifth Avenue (2)(5)	52.0%	Retail	100.0%		114,000	—	114,000
1535 Broadway(2)	52.0%	Retail / Theatre	98.2%		107,000	—	107,000
57th Street (2 buildings)(2)	50.0%	Office / Retail	83.9%		103,000	—	103,000
689 Fifth Avenue(2)	52.0%	Office / Retail	93.9%		98,000	—	98,000
478-486 Broadway (2 buildings) (10 units)(6)	100.0%	Retail / Residential	100.0%	(3)	33,000	56,000	89,000
150 West 34th Street	100.0%	Retail	100.0%		78,000	—	78,000
510 Fifth Avenue	100.0%	Retail	51.5%		66,000	—	66,000
655 Fifth Avenue(2)	50.0%	Retail	100.0%		57,000	—	57,000
155 Spring Street(6)	100.0%	Retail	88.6%		50,000	—	50,000
435 Seventh Avenue	100.0%	Retail	100.0%		43,000	—	43,000
________________________________________
See notes on page 27.

ITEM 2.     PROPERTIES – CONTINUED

					Square Feet
NEW YORK SEGMENT – CONTINUED Property	% Ownership	Type	% Occupancy		In Service	Under Development or Not Available for Lease	Total Property
692 Broadway	100.0%	Retail	64.4%		36,000	—	36,000
606 Broadway	50.0%	Office / Retail	100.0%		36,000	—	36,000
697-703 Fifth Avenue(2)	44.8%	Retail	100.0%		26,000	—	26,000
1131 Third Avenue	100.0%	Retail	100.0%		23,000	—	23,000
131-135 West 33rd Street	100.0%	Retail	100.0%		23,000	—	23,000
715 Lexington Avenue	100.0%	Retail	100.0%		10,000	12,000	22,000
537 West 26th Street	100.0%	Retail	100.0%		17,000	—	17,000
443 Broadway	100.0%	Retail	100.0%		16,000	—	16,000
334 Canal Street (4 units)	100.0%	Retail / Residential	100.0%	(3)	14,000	—	14,000
304 Canal Street (4 units)	100.0%	Retail / Residential	100.0%	(3)	13,000	—	13,000
431 Seventh Avenue	100.0%	Retail	—%		10,000	—	10,000
759-771 Madison Avenue (40 East 66th Street) (4 units)	100.0%	Residential	100.0%		10,000	—	10,000
138-142 West 32nd Street	100.0%	Retail	100.0%		8,000	—	8,000
148 Spring Street	100.0%	Retail	72.7%		8,000	—	8,000
339 Greenwich Street	100.0%	Retail	100.0%		8,000	—	8,000
150 Spring Street (1 unit)	100.0%	Retail / Residential	74.2%	(3)	7,000	—	7,000
966 Third Avenue	100.0%	Retail	100.0%		7,000	—	7,000
968 Third Avenue(2)	50.0%	Retail	100.0%		7,000	—	7,000
137 West 33rd Street	100.0%	Retail	100.0%		3,000	—	3,000
57th Street(2)	50.0%	Land	(7)		—	—	—
Eighth Avenue and 34th Street	100.0%	Land	(7)		—	—	—
PENN 15 (Hotel Pennsylvania Site)(8)	100.0%	Land	(7)		—	—	—
Other (3 buildings)	100.0%	Retail	100.0%		16,000	—	16,000

Alexander's, Inc.:
731 Lexington Avenue(2)	32.4%	Office / Retail	98.9%		1,056,000	23,000	1,079,000
Rego Park II, Queens (6.6 acres)(2)	32.4%	Retail	84.4%		480,000	135,000	615,000
Rego Park I, Queens (4.8 acres)(2)	32.4%	Retail	100.0%		260,000	78,000	338,000
The Alexander Apartment Tower, Queens (312 units)(2)	32.4%	Residential	95.2%		255,000	—	255,000
Flushing, Queens (1.0 acre ground leased through 2037)(1)(2)	32.4%	Retail	100.0%		167,000	—	167,000
Rego Park III, Queens (3.2 acres)(2)	32.4%	Land	(7)		—	—	—
Total New York Segment			91.8%		25,445,000	1,850,000	27,295,000

Our Ownership Interest			91.3%		20,086,000	1,683,000	21,769,000
________________________________________
See notes on page 27.

ITEM 2.     PROPERTIES – CONTINUED

				Square Feet
OTHER SEGMENT Property	% Ownership	Type	% Occupancy	In Service	Under Development or Not Available for Lease	Total Property
theMART:
theMART, Chicago	100.0%	Office / Retail / Trade show / Showroom	88.8%	3,673,000	—	3,673,000
Piers 92 and 94 (New York) (ground and building leased through 2110)(1)	100.0%	Trade show / Other	—%	—	208,000	208,000
527 West Kinzie, Chicago	100.0%	Land	(7)	—	—	—
Other (2 properties)(2), Chicago	50.0%	Retail	100.0%	19,000	—	19,000
Total theMART			88.9%	3,692,000	208,000	3,900,000

Our Ownership Interest			88.9%	3,683,000	208,000	3,891,000

555 California Street:
555 California Street	70.0%	Office / Retail	97.8%	1,505,000	—	1,505,000
315 Montgomery Street	70.0%	Office / Retail	100.0%	235,000	—	235,000
345 Montgomery Street	70.0%	Office / Retail	—%	78,000	—	78,000
Total 555 California Street			93.8%	1,818,000	—	1,818,000

Our Ownership Interest			93.8%	1,273,000	—	1,273,000

Other:
Rosslyn Plaza, VA (197 units)(2)	46.2%	Office / Residential	65.1%	(3)	685,000	304,000	989,000
Fashion Centre Mall, VA(2)	7.5%	Retail	95.7%		868,000	—	868,000
Washington Tower, VA(2)	7.5%	Office	75.0%		170,000	—	170,000
Wayne Towne Center, Wayne, NJ (ground leased through 2064)(1)	100.0%	Retail	100.0%		638,000	52,000	690,000
Annapolis, MD (ground leased through 2042)(1)	100.0%	Retail	100.0%		128,000	—	128,000
Atlantic City, NJ (11.3 acres ground leased through 2070 to MGM Growth Properties for a portion of the Borgata Hotel and Casino complex)	100.0%	Land	100.0%		—	—	—
Total Other			89.7%		2,489,000	356,000	2,845,000

Our Ownership Interest			92.8%		1,154,000	192,000	1,346,000

Vornado Capital Partners Real Estate Fund ("Fund")(9) :
Crowne Plaza Times Square, NY (0.64 acres owned in fee; 0.18 acres ground leased through 2187 and 0.05 acres ground leased through 2035) (1)(10)	75.7%	Office / Retail / Hotel	86.7%		246,000	—	246,000
Lucida, 86th Street and Lexington Avenue, NY (ground leased through 2082)(1) (39 units)	100.0%	Retail / Residential	100.0%	(3)	157,000	—	157,000
1100 Lincoln Road, Miami, FL	100.0%	Retail / Theatre	78.0%		130,000	—	130,000
Total Real Estate Fund			87.0%		533,000	—	533,000

Our Ownership Interest			87.0%		152,000	—	152,000

________________________________________
(1)Term assumes all renewal options exercised, if applicable.
(2)Denotes property not consolidated in the accompanying consolidated financial statements and related financial data included in the Annual Report on Form 10-K.
(3)Excludes residential occupancy statistics.
(4)Includes 962 Third Avenue (the Annex building to 150 East 58th Street) 50.0% ground leased through 2118(1).
(5)75,000 square feet is leased from 666 Fifth Avenue Office Condominium.
(6)478-482 Broadway and 155 Spring Street sold on January 13, 2022.
(7)Properties under development or to be developed.
(8)We permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
(9)We own a 25% interest in the Fund. The ownership percentage in this section represents the Fund's ownership in the underlying assets.
(10)We own a 32.8% economic interest through the Fund and the Crowne Plaza Joint Venture.

ITEM 2.     PROPERTIES – CONTINUED
Top 10 Tenants Based on Annualized Escalated Rents(1) (at share):

Tenant	Square Footage At Share	Annualized Escalated Rents At Share	% of Total Annualized Escalated Rents At Share
Meta Platforms, Inc. (formerly Facebook, Inc.)	1,451,153	$156,036	8.6%
IPG and affiliates	967,552	66,748	3.7%
Google/Motorola Mobility (guaranteed by Google)	759,446	42,785	2.4%
New York University	632,628	40,948	2.3%
Bloomberg L.P.	304,385	38,237	2.1%
Equitable Financial Life Insurance Company	336,644	35,196	1.9%
Swatch Group USA	14,949	32,349	1.8%
Verizon Media Group	313,726	31,475	1.7%
Amazon (including its Whole Foods subsidiary)	312,694	29,353	1.6%
The City of New York	636,573	25,887	1.4%
________________________________________
See note below.
Annualized Escalated Rents(1) (at share) by Tenants’ Industry:

Industry	Percentage
Office:
Technology	17%
Financial Services	16%
Professional Services	8%
Advertising/Marketing	5%
Real Estate	4%
Insurance	3%
Entertainment and Electronics	3%
Education	3%
Banking	3%
Communications	3%
Apparel	2%
Engineering, Architect & Surveying	2%
Government	2%
Health Services	2%
Other	4%
77%

Retail:
Apparel	6%
Luxury Retail	4%
Banking	2%
Restaurants	1%
Grocery	1%
Other	4%
18%

Showroom	5%

Total	100%
________________________________________
(1)Represents monthly contractual base rent before free rent plus tenant reimbursements multiplied by 12. Annualized escalated rents at share include leases signed but not yet commenced in place of current tenants or vacancy in the same space.

NEW YORK
    As of December 31, 2021, our New York segment consisted of 27.3 million square feet in 73 properties. The 27.3 million square feet is comprised of 20.6 million square feet of Manhattan office in 32 of the properties, 2.7 million square feet of Manhattan street retail in 60 of the properties, 1,674 units in eight residential properties, and our 32.4% interest in Alexander’s, which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens. The New York segment also includes 10 garages totaling 1.7 million square feet (4,875 spaces).
    As of December 31, 2021, the occupancy rate for our New York segment was 91.3%.
Occupancy and weighted average annual rent per square foot:

Office:
					Vornado's Ownership Interest
	As of December 31,		Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
	2021		20,630,000	19,442,000	16,757,000	92.2%	$80.01
	2020		20,586,000	18,361,000	15,413,000	93.4%	79.05
	2019	(1)	20,666,000	19,070,000	16,195,000	96.9%	76.26
	2018		21,495,000	19,858,000	16,632,000	97.2%	74.04
	2017		21,329,000	20,256,000	16,982,000	97.1%	71.09

Retail:
					Vornado's Ownership Interest
	As of December 31,		Total Square Feet	In Service Square Feet	In Service Square Feet At Share	Occupancy Rate	Weighted Average Annual Escalated Rent Per Square Foot
	2021		2,693,000	2,267,000	1,825,000	80.7%	$214.22
	2020		2,690,000	2,275,000	1,805,000	78.8%	226.38
	2019	(1)	2,712,000	2,300,000	1,842,000	94.5%	209.86
	2018		2,802,000	2,648,000	2,419,000	97.3%	228.43
	2017		2,931,000	2,720,000	2,471,000	96.9%	217.17
Occupancy and average monthly rent per unit:

Residential:
			Vornado's Ownership Interest
	As of December 31,	Total Number of Units	Total Number of Units	Occupancy Rate	Average Monthly Rent Per Unit
	2021	1,986	951	96.4%	$3,776
	2020	1,995	960	84.9%	3,714
	2019	1,996	960	97.5%	3,902
	2018	2,004	968	96.6%	3,788
	2017	2,031	995	96.7%	3,757
________________________________________
(1)Reflects the transfer of 45.4% of common equity in the properties contributed to the Fifth Avenue and Times Square JV on April 18, 2019.

NEW YORK – CONTINUED
Lease expirations as of December 31, 2021 (at share)(1):

	Number of Expiring Leases	Square Feet of Expiring Leases(2)	Percentage of New York Square Feet	Annualized Escalated Rents of Expiring Leases
Year				Total	Per Square Foot
Office:
Month to month	7	25,000	0.2%	$1,419,000	$56.76
2022	80	671,000	4.4%	48,405,000	72.14	(3)
2023(4)	64	1,357,000	8.9%	125,367,000	92.39
2024	81	1,039,000	6.8%	93,258,000	89.76
2025	51	719,000	4.7%	57,919,000	80.55
2026	68	1,451,000	9.7%	107,605,000	74.16
2027	61	1,318,000	8.7%	90,028,000	68.31
2028	38	989,000	6.5%	70,334,000	71.12
2029	32	1,170,000	7.7%	94,220,000	80.53
2030	31	621,000	4.1%	48,939,000	78.81
2031	25	817,000	5.4%	72,149,000	88.31

Retail:
Month to month	8	20,000	1.6%	$1,548,000	$77.40
2022	8	115,000	9.3%	6,630,000	57.65	(5)
2023	12	58,000	4.7%	26,356,000	454.41
2024	12	173,000	14.0%	37,780,000	218.38
2025	11	40,000	3.2%	11,074,000	276.85
2026	8	82,000	6.6%	25,544,000	311.51
2027	13	32,000	2.6%	18,241,000	570.03
2028	9	29,000	2.3%	13,539,000	466.86
2029	12	46,000	3.7%	20,046,000	435.78
2030	19	155,000	12.5%	21,686,000	139.91
2031	34	96,000	7.8%	30,658,000	319.35

________________________________________
(1)Assumes tenants do not exercise renewal or cancellation options.
(2)Excludes storage, vacancy and other.
(3)Based on current market conditions, we expect to re-lease this space at rents between $70 to $80 per square foot.
(4)Excludes the expiration of 492,000 square feet at 909 Third Avenue for U.S. Post Office as we assume the exercise of all renewal options through 2038 given the below-market rent on their options.
(5)Based on current market conditions, we expect to re-lease this space at rents between $50 to $75 per square foot.
Alexander’s
As of December 31, 2021, we own 32.4% of the outstanding common stock of Alexander’s, which owns six properties in the greater New York metropolitan area aggregating 2.5 million square feet, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg L.P. headquarters building. Alexander’s had $1,096,544,000 of outstanding debt as of December 31, 2021, of which our pro rata share was $355,280,000, none of which is recourse to us.
OTHER REAL ESTATE AND INVESTMENTS
theMART
As of December 31, 2021, we own the 3.7 million square foot theMART in Chicago, whose largest tenant is Motorola Mobility at 609,000 square feet, the lease of which is guaranteed by Google. As of December 31, 2021, theMART had an occupancy rate of 88.9% and a weighted average annual rent per square foot of $54.40.

OTHER REAL ESTATE AND INVESTMENTS - CONTINUED
555 California Street
As of December 31, 2021, we own a 70% controlling interest in a three-building office complex aggregating 1.8 million square feet, located at California and Montgomery Streets in San Francisco’s financial district (“555 California Street”). 555 California Street is encumbered by a $1.2 billion mortgage loan that bears a rate of LIBOR plus 1.93% in years one through five (2.04% as of December 31, 2021), LIBOR plus 2.18% in year six and LIBOR plus 2.43% in year seven. The loan matures in May 2023, with five one-year extension options (May 2028 as fully extended). We swapped the interest rate on our $840,000,000 share of the loan to a fixed rate of 2.26% through May 2024. As of December 31, 2021, 555 California Street had an occupancy rate of 93.8% and a weighted average annual rent per square foot of $89.53.
Vornado Capital Partners Real Estate Fund (the “Fund”) and Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”)
As of December 31, 2021, we own a 25% interest in the Fund, which is in wind-down, and currently has three investments, one of which is the Crowne Plaza Times Square Hotel in which we also own an additional interest through the Crowne Plaza Joint Venture. We are the general partner and investment manager of the Fund. As of December 31, 2021, these three investments including the Crowne Plaza Joint Venture's share of the Crowne Plaza Times Square Hotel are carried on our consolidated balance sheet at an aggregate fair value of $7,730,000.
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
As of February 1, 2022, there were 830 holders of record of Vornado common shares.
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
As of February 1, 2022, there were 882 Class A unitholders of record.
Recent Sales of Unregistered Securities
During 2021, we issued 838,982 Class A units in connection with (i) the issuance of Vornado common shares and (ii) the exercise of awards pursuant to Vornado's omnibus share plan, including grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options. The consideration received included $898,703 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
Recent Purchases of Equity Securities
None.

Performance Graph
The following graph is a comparison of the five-year cumulative return of Vornado’s common shares, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index, a peer group index. The graph assumes that $100 was invested on December 31, 2016 in our common shares, the S&P 500 Index and the NAREIT All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return
$250
$225
$200
$175
$150
$125
$100
$75
$50
2016
2017
2018
2019
2020
2021
Vornado Realty Trust
S&P 500 Index
The NAREIT All Equity Index

	2016	2017	2018	2019	2020	2021
Vornado Realty Trust	$100	$96	$79	$90	$54	$63
S&P 500 Index	100	122	116	153	181	233
The NAREIT All Equity Index	100	109	104	134	127	180

ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2021 and 2020, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2019, including year-to-year comparisons between 2020 and 2019, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 92.6% of the common limited partnership interest in the Operating Partnership as of December 31, 2021. All references to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We own and operate office and retail properties with a concentration in the New York City metropolitan area. In addition, we have a 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns six properties in the greater New York metropolitan area, as well as interests in other real estate and investments.
Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to our shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended December 31, 2021:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	0.8%	7.9%	16.3%
One-year	17.7%	22.0%	43.1%
Three-year	(19.4%)	30.8%	66.4%
Five-year	(36.6%)	17.7%	66.8%
Ten-year	11.6%	102.6%	192.3%
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

Overview - continued
Our business has been adversely affected by the ongoing COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. The pandemic has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business closures. Some of the effects on us include the following:
•While many of the limitations and restrictions imposed on our retail tenants during the onset of the pandemic have been lifted and/or eased, economic conditions and other factors, including a decline in Manhattan tourism since the onset of the virus, continue to adversely affect the financial health of our retail tenants.
•While our buildings are open, many of our office tenants are working remotely.
•We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we permanently closed the hotel and plan to develop an office tower on the site.
•Trade shows at theMART were cancelled beginning March of 2020 and resumed in the third quarter of 2021 with generally lower attendance than pre-pandemic levels.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants and governmental and tenant responses thereto, all of which are uncertain at this time. Given the dynamic nature of the circumstances, it is difficult to predict the ongoing impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows but the impact could be material.

Overview - continued
Year Ended December 31, 2021 Financial Results Summary
Net income attributable to common shareholders for the year ended December 31, 2021 was $101,086,000, or $0.53 per diluted share, compared to net loss attributable to common shareholders of $348,744,000, or $1.83 per diluted share, for the year ended December 31, 2020. The years ended December 31, 2021 and 2020 include certain items that impact net income (loss) attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders by $12,933,000, or $0.07 per diluted share, for the year ended December 31, 2021 and increased net loss attributable to common shareholders by $372,637,000, or $1.95 per diluted share, for the year ended December 31, 2020.
Funds from operations ("FFO") attributable to common shareholders plus assumed conversions for the year ended December 31, 2021 was $571,074,000, or $2.97 per diluted share, compared to $750,522,000, or $3.93 per diluted share, for the year ended December 31, 2020. The years ended December 31, 2021 and 2020 include certain items that impact FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO by $21,211,000, or $0.11 per diluted share, for the year ended December 31, 2021 and by $249,507,000, or $1.31 per diluted share, for the year ended December 31, 2020.
The following table reconciles the difference between our net income (loss) attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
Certain (income) expense items that impact net income (loss) attributable to common shareholders:
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	$(44,607)	$(332,099)
Hotel Pennsylvania loss (permanently closed on April 5, 2021)	29,472	31,280
Tax benefit recognized by our taxable REIT subsidiaries	(27,910)	—
Defeasance costs and write-off of unamortized deferred financing costs related to 1290 Avenue of the Americas refinancing, net of $7,664 attributable to noncontrolling interests	17,882	—
Our share of Alexander's gain on sale of Paramus, New Jersey property pursuant to IKEA Property, Inc.'s purchase option	(11,620)	—
Deferred tax liability on our investment in Farley Office and Retail (held through a taxable REIT subsidiary)	10,868	—
Previously capitalized Series K preferred share issuance costs	9,033	—
Real estate impairment losses	7,880	236,286
Our share of (income) loss from real estate fund investments	(3,757)	63,114
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $4,289 attributable to noncontrolling interests	—	409,060
608 Fifth Avenue non-cash lease liability extinguishment gain	—	(70,260)
Severance and other reduction-in-force related expenses	—	23,368
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	—	13,369
Severance accrual related to Hotel Pennsylvania closure, net of $3,145 of income tax benefit	—	6,101
Mark-to-market decrease in Pennsylvania Real Estate Investment Trust ("PREIT") common shares (sold on January 23, 2020)	—	4,938
Other	(1,379)	12,586
	(14,138)	397,743
Noncontrolling interests' share of above adjustments	1,205	(25,106)
Total of certain (income) expense items that impact net income (loss) attributable to common shareholders	$(12,933)	$372,637

Overview - continued
Year Ended December 31, 2021 Financial Results Summary - continued
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(44,607)	$(332,099)
Tax benefit recognized by our taxable REIT subsidiaries	(27,910)	—
Defeasance costs and write-off of unamortized deferred financing costs related to 1290 Avenue of the Americas refinancing, net of $7,664 attributable to noncontrolling interests	17,882	—
Hotel Pennsylvania loss (permanently closed on April 5, 2021)	12,331	20,843
Deferred tax liability on our investment in Farley Office and Retail (held through a taxable REIT subsidiary)	10,868	—
Previously capitalized Series K preferred share issuance costs	9,033	—
Our share of (income) loss from real estate fund investments	(3,757)	63,114
608 Fifth Avenue non-cash lease liability extinguishment gain	—	(70,260)
Severance and other reduction-in-force related expenses	—	23,368
Credit losses on loans receivable resulting from a new GAAP accounting standard effective January 1, 2020	—	13,369
Severance accrual related to Hotel Pennsylvania closure, net of $3,145 of income tax benefit	—	6,101
Other	3,804	9,660
	(22,356)	(265,904)
Noncontrolling interests' share of above adjustments	1,145	16,397
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(21,211)	$(249,507)
Same Store Net Operating Income ("NOI") At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are summarized below.

Year Ended December 31, 2021 compared to December 31, 2020:	Total	New York	theMART(1)	555 California Street
Same store NOI at share % increase (decrease)	2.9%	4.0%	(14.2)%	7.9%
Same store NOI at share - cash basis % increase (decrease)	1.6%	3.2%	(14.9)%	0.2%
___________________
(1)2021 includes an increase in real estate tax expense of $18,285 primarily due to a recent increase in the triennial tax-assessed value of theMART.
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Acquisition
One Park Avenue
On August 5, 2021, pursuant to a right of first offer, we increased our ownership interest in One Park Avenue, a 944,000 square foot Manhattan office building, to 100.0% by acquiring our joint venture partner's 45.0% ownership interest in the property. The purchase price values the property at $875,000,000. We paid approximately $158,000,000 in cash and assumed our joint venture partner's share of the $525,000,000 mortgage loan. We previously accounted for our investment under the equity method and have consolidated the accounts of the property from the date of acquisition of the additional 45.0% ownership interest.
Dispositions
220 CPS
During the year ended December 31, 2021, we closed on the sale of six condominium units at 220 CPS for net proceeds of $137,404,000 resulting in a financial statement net gain of $50,318,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $5,711,000 of income tax expense was recognized on our consolidated statements of income. From inception to December 31, 2021, we have closed on the sale of 106 units for net proceeds of $3,006,896,000 resulting in financial statement net gains of $1,117,255,000.

Overview - continued
Dispositions - continued
Alexander's, Inc. ("Alexander's")
On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000,000. As a result of the sale, we recognized our $2,956,000 share of the net gain and also received a $300,000 sales commission paid by Alexander's.
On October 4, 2021, Alexander's sold its Paramus, New Jersey property to IKEA Property, Inc. ("IKEA"), the tenant at the property, for $75,000,000 pursuant to IKEA's purchase option contained in the lease. The property was encumbered by a $68,000,000 mortgage loan which was repaid at closing of the sale. As a result of the sale, we recognized our $11,620,000 share of the net gain and also received a $750,000 sales commission paid by Alexander's.
Madison Avenue
On September 24, 2021, we sold three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue in two separate sale transactions for an aggregate sales price of $100,000,000. Net proceeds from the sales were $96,503,000. In connection with the sales, we recorded $7,880,000 of non-cash impairment losses which are included in "impairment losses, transaction related costs and other" on our consolidated statements of income.
Vornado Capital Partners Real Estate Fund (the "Fund")
On December 7, 2021, the Fund completed the sale of the retail condominium located at 501 Broadway for $27,500,000. From the inception of this investment through its disposition, the Fund realized a $6,346,000 net loss.
SoHo Properties
On May 10, 2021, we entered into an agreement to sell two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street for a sales price of $84,500,000. On January 13, 2022, we completed the sale transaction and realized net proceeds of $81,399,000. In connection with the sale, we will recognize a net gain of approximately $850,000 in the first quarter of 2022.
Financings
Secured Debt
On February 26, 2021, the joint venture completed a $525,000,000 refinancing of One Park Avenue. The interest-only loan bears a rate of LIBOR plus 1.11% (1.22% as of December 31, 2021) and matures in March 2023, with three one-year extension options (March 2026, as fully extended). We realized our $105,000,000 share of net proceeds. The loan replaced the previous $300,000,000 loan that bore interest at LIBOR plus 1.75% and was scheduled to mature in March 2021.
On March 7, 2021, we entered into an interest rate swap agreement for our $500,000,000 PENN 11 mortgage loan to swap the interest rate on the mortgage loan from LIBOR plus 2.75% to a fixed rate of 3.03% through March 2024. On December 1, 2021, we completed a loan modification which reduced the interest rate on the mortgage loan to LIBOR plus 1.95% (2.05% as of December 31, 2021) from LIBOR plus 2.75%, resulting in a fixed rate of 2.23% pursuant to the interest rate swap agreement.
On March 26, 2021, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.4 million square foot Manhattan office building. The interest-only loan bears a fixed rate of 3.23% and matures in April 2031. The loan replaced the previous $350,000,000 loan that bore interest at a fixed rate of 3.91% and was scheduled to mature in May 2021.
On May 10, 2021, we completed a $1.2 billion refinancing of 555 California Street, a three-building 1.8 million square foot office campus in San Francisco, in which we own a 70.0% controlling interest. The interest-only loan bears a rate of LIBOR plus 1.93% in years one through five (2.04% as of December 31, 2021), LIBOR plus 2.18% in year six and LIBOR plus 2.43% in year seven. The loan matures in May 2023, with five one-year extension options (May 2028 as fully extended). We swapped the interest rate on our $840,000,000 share of the loan to a fixed rate of 2.26% through May 2024. The loan replaced the previous $533,000,000 loan that bore interest at a fixed rate of 5.10% and was scheduled to mature in September 2021.
On May 28, 2021, we repaid the $675,000,000 mortgage loan on theMART, a 3.7 million square foot commercial building in Chicago, with proceeds from our senior unsecured notes offering. The loan bore interest at 2.70% and was scheduled to mature in September 2021.
On November 16, 2021, we completed a $950,000,000 refinancing of 1290 Avenue of the Americas, a 2.1 million square foot Class A Manhattan office building, in which we own a 70.0% controlling interest. The interest-only loan bears a rate of LIBOR plus 1.51% (1.62% as of December 31, 2021) in years one to five, increasing 0.25% in both years six and seven. The loan matures in November 2023 with five one-year extension options (November 2028 as fully extended). We defeased the existing $950,000,000 loan that bore interest at a fixed rate of 3.34% and was scheduled to mature in November 2022. As a result, we incurred $23,729,000 of defeasance costs, which are included in "interest and debt expense" on our consolidated statements of income, of which $7,119,000 is attributable to noncontrolling interest.

Overview - continued
Financings - continued
Unsecured Revolving Credit Facility
On April 15, 2021, we extended our $1.25 billion unsecured revolving credit facility from January 2023 (as fully extended) to April 2026 (as fully extended). The interest rate on the extended facility was lowered to LIBOR plus 0.90% from LIBOR plus 1.00%. We subsequently qualified for a sustainability margin adjustment by achieving certain key performance indicator (KPI) metrics, which reduced our interest rate by 0.01% to LIBOR plus 0.89%. The facility fee remains at 20 basis points. Our separate $1.50 billion unsecured revolving credit facility matures in March 2024 (as fully extended) and has an interest rate of LIBOR plus 0.90% and a facility fee of 20 basis points.
Senior Unsecured Notes
On May 24, 2021, we completed a green bond public offering of $400,000,000 2.15% senior unsecured notes due June 1, 2026 ("2026 Notes") and $350,000,000 3.40% senior unsecured notes due June 1, 2031 ("2031 Notes"). Interest on the senior unsecured notes is payable semi-annually on June 1 and December 1, commencing December 1, 2021. The 2026 Notes were sold at 99.86% of their face amount to yield 2.18% and the 2031 Notes were sold at 99.59% of their face amount to yield 3.45%.
Preferred Shares/Units
On September 22, 2021, Vornado sold 12,000,000 4.45% Series O cumulative redeemable preferred shares at a price of $25.00 per share, pursuant to an effective registration statement. Vornado received aggregate net proceeds of $291,153,000, after underwriters' discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 4.45% Series O preferred units (with economic terms that mirror those of the Series O preferred shares). Dividends on the Series O preferred shares/units are cumulative and payable quarterly in arrears. The Series O preferred shares/units are not convertible into, or exchangeable for, any of our properties or securities. On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may redeem the Series O preferred shares/units at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. The Series O preferred shares/units have no maturity date and will remain outstanding indefinitely unless redeemed by Vornado. Vornado used the net proceeds for the redemption of its 5.70% Series K cumulative redeemable preferred shares/units.
On October 13, 2021, we redeemed all of the outstanding 5.70% Series K preferred shares/units at their redemption price of $25.00 per share/unit, or $300,000,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption. We recognized $9,033,000 of previously capitalized issuance costs in "Series K preferred share/unit issuance costs" on our consolidated statements of income during the third quarter of 2021, when the preferred shares/units were called for redemption.
Leasing Activity for the Year Ended December 31, 2021
The leasing activity and related statistics below are based on leases signed during the period and are not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Second generation relet space represents square footage that has not been vacant for more than nine months and tenant improvements and leasing commissions are based on our share of square feet leased during the period.
•2,252,000 square feet of New York Office space (1,973,000 square feet at share) at an initial rent of $83.26 per square foot and a weighted average lease term of 11.1 years. The changes in the GAAP and cash mark-to-market rent on the 1,591,000 square feet of second generation space were positive 15.9% and positive 10.8%, respectively. Tenant improvements and leasing commissions were $10.31 per square foot per annum, or 12.4% of initial rent.
•229,000 square feet of New York Retail space (208,000 square feet at share) at an initial rent of $145.44 per square foot and a weighted average lease term of 17.1 years. The changes in the GAAP and cash mark-to-market rent on the 109,000 square feet of second generation space were positive 37.1% and positive 13.2%, respectively. Tenant improvements and leasing commissions were $4.26 per square foot per annum, or 2.9% of initial rent.
•330,000 square feet at theMART (all at share) at an initial rent of $51.18 per square foot and a weighted average lease term of 5.8 years. The changes in the GAAP and cash mark-to-market rent on the 273,000 square feet of second generation space were negative 0.5% and 0.0%, respectively. Tenant improvements and leasing commissions were $7.63 per square foot per annum, or 14.9% of initial rent.
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

Overview - continued
Square footage (in service) and Occupancy as of December 31, 2021:

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	32	(1)	19,442	16,757	92.2%
Retail (includes retail properties that are in the base of our office properties)	60	(1)	2,267	1,825	80.7%
Residential - 1,986 units(2)	8	(1)	1,518	785	96.4%	(2)
Alexander's	6		2,218	719	95.6%	(2)
			25,445	20,086	91.3%

Other:
theMART	4		3,692	3,683	88.9%
555 California Street	3		1,818	1,273	93.8%
Other	11		2,489	1,154	92.8%
			7,999	6,110

Total square feet at December 31, 2021			33,444	26,196
____________________
See notes below.

Square footage (in service) and Occupancy as of December 31, 2020:

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	32	(1)	18,361	15,413	93.4%
Retail (includes retail properties that are in the base of our office properties)	63	(1)	2,275	1,805	78.8%
Residential - 1,995 units(2)	9	(1)	1,526	793	84.9%	(2)
Alexander's	7		2,366	766	98.5%	(2)
Hotel Pennsylvania (temporarily closed on April 1, 2020 and permanently closed on April 5, 2021)	1		—	—
			24,528	18,777	92.2%

Other:
theMART	4		3,692	3,683	89.5%
555 California Street	3		1,741	1,218	98.4%
Other	11		2,489	1,154	92.8%
			7,922	6,055

Total square feet at December 31, 2020			32,450	24,832
____________________
(1)Reflects the Office, Retail and Residential space within our 77 and 79 total New York properties as of December 31, 2021 and 2020, respectively.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.

Critical Accounting Estimates
In preparing the consolidated financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accounting estimates are deemed critical if they involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Below is a summary of the critical accounting estimates used in the preparation of our consolidated financial statements. A discussion of our accounting policies is included in Note 2 - Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Acquisitions of Real Estate
Upon the acquisition of real estate, we assess whether the transaction should be accounted for as an asset acquisition or as a business combination. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Our acquisitions of real estate generally will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related identified intangible assets).
We assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price on a relative fair value basis. We assess fair value based on estimated cash flow projections based on a number of factors such as historical operating results, known trends, and market/economic conditions and make key assumptions regarding the discount and capitalization rates used in our analyses. The use of different assumptions to value the acquired properties and allocate value between land and building could affect the revenues recognized over the terms of the leases at our properties and the expenses recognized over the property's estimated remaining useful life on our consolidated statements of income.
Impairment Analyses for Investments in Real Estate and Unconsolidated Partially Owned Entities
Our investments in consolidated properties, including any related right-of-use assets and intangible assets, and unconsolidated partially owned entities are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment analyses are based on current plans, intended holding periods, ability to hold, and available information at the time the analyses are prepared. Assessing impairment can be complex and involves a high degree of subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions. These estimates can have a significant impact on the undiscounted cash flows or estimated fair value of an asset and could thereby affect the value of our real estate investments on our consolidated balance sheets as well as any potential impairment losses recognized on our consolidated statements of income.
Collectability Assessments for Revenue Recognition
We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant, the impact of COVID-19 on tenants' businesses, and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our consolidated statements of income.
Recent Accounting Pronouncements
See Note 2 – Basis of Presentation and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

NOI At Share by Segment for the Years Ended December 31, 2021 and 2020
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies. NOI at share - cash basis includes rent that has been deferred as a result of the COVID-19 pandemic.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the years ended December 31, 2021 and 2020.

(Amounts in thousands)	For the Year Ended December 31, 2021
	Total	New York	Other
Total revenues	$1,589,210	$1,257,599	$331,611
Operating expenses	(797,315)	(626,386)	(170,929)
NOI - consolidated	791,895	631,213	160,682
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,385)	(38,980)	(30,405)
Add: NOI from partially owned entities	310,858	300,721	10,137
NOI at share	1,033,368	892,954	140,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,318	(1,188)	2,506
NOI at share - cash basis	$1,034,686	$891,766	$142,920

(Amounts in thousands)	For the Year Ended December 31, 2020
	Total	New York	Other
Total revenues	$1,527,951	$1,221,748	$306,203
Operating expenses	(789,066)	(640,531)	(148,535)
NOI - consolidated	738,885	581,217	157,668
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(72,801)	(43,773)	(29,028)
Add: NOI from partially owned entities	306,495	296,447	10,048
NOI at share	972,579	833,891	138,688
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	46,246	36,715	9,531
NOI at share - cash basis	$1,018,825	$870,606	$148,219

NOI At Share by Segment for the Years Ended December 31, 2021 and 2020 - continued
The elements of our New York and Other NOI at share for the years ended December 31, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
New York:
Office(1)	$677,167	$672,495
Retail(2)	173,363	147,299
Residential	17,783	20,687
Alexander's(3)	37,318	35,912
Hotel Pennsylvania(4)	(12,677)	(42,502)
Total New York	892,954	833,891

Other:
theMART(5)	58,909	69,178
555 California Street	64,826	60,324
Other investments	16,679	9,186
Total Other	140,414	138,688

NOI at share	$1,033,368	$972,579
________________________________________
(1)2020 includes $18,173 of non-cash write-offs of receivables arising from the straight-lining of rents and $6,702 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $25,876 of non-cash write-offs of receivables arising from the straight-lining of rents and $12,017 of write-offs of tenant receivables deemed uncollectible.
(3)2020 includes $3,511 of non-cash write-offs of receivables arising from the straight-lining of rents and $1,335 of write-offs of tenant receivables deemed uncollectible.
(4)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(5)2021 includes an increase in real estate tax expense of $18,285 primarily due to a recent increase in the triennial tax-assessed value of theMART. 2020 includes $2,722 of non-cash write-offs of receivables arising from the straight-lining of rents and $1,742 of write-offs of tenant receivables deemed uncollectible.

NOI At Share by Segment for the Years Ended December 31, 2021 and 2020 - continued
The elements of our New York and Other NOI at share - cash basis for the years ended December 31, 2021 and 2020 are summarized below.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
New York:
Office(1)	$686,507	$691,755
Retail(2)	160,801	158,686
Residential	16,656	19,369
Alexander's(3)	40,525	42,737
Hotel Pennsylvania(4)	(12,723)	(41,941)
Total New York	891,766	870,606

Other:
theMART(5)	64,389	76,251
555 California Street	60,680	60,917
Other investments	17,851	11,051
Total Other	142,920	148,219

NOI at share - cash basis	$1,034,686	$1,018,825
________________________________________
(1)2020 includes $6,702 of write-offs of tenant receivables deemed uncollectible.
(2)2020 includes $12,017 of write-offs of tenant receivables deemed uncollectible.
(3)2020 includes $1,335 of write-offs of tenant receivables deemed uncollectible.
(4)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(5)2021 includes an increase in real estate tax expense of $18,285 primarily due to a recent increase in the triennial tax-assessed value of theMART. 2020 includes $1,742 of write-offs of tenant receivables deemed uncollectible.

Reconciliation of Net Income (Loss) to NOI At Share and NOI At Share - Cash Basis for the Years Ended December 31, 2021 and 2020
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the years ended December 31, 2021 and 2020.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
Net income (loss)	$207,553	$(461,845)
Depreciation and amortization expense	412,347	399,695
General and administrative expense	134,545	181,509
Impairment losses, transaction related costs and other	13,815	174,027
(Income) loss from partially owned entities	(130,517)	329,112
(Income) loss from real estate fund investments	(11,066)	226,327
Interest and other investment (income) loss, net	(4,612)	5,499
Interest and debt expense	231,096	229,251
Net gains on disposition of wholly owned and partially owned assets	(50,770)	(381,320)
Income tax (benefit) expense	(10,496)	36,630
NOI from partially owned entities	310,858	306,495
NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,385)	(72,801)
NOI at share	1,033,368	972,579
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,318	46,246
NOI at share - cash basis	1,034,686	1,018,825
NOI At Share by Region

	For the Year Ended December 31,
	2021	2020
Region:
New York City metropolitan area	88%	87%
Chicago, IL	6%	7%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Year Ended December 31, 2021 Compared to December 31, 2020
Revenues
Our revenues were $1,589,210,000 for the year ended December 31, 2021 compared to $1,527,951,000 in the prior year, an increase of $61,259,000. Below are the details of the increase by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total		New York	Other
Rental revenues:
Acquisitions, dispositions and other	$11,815		$9,696	$2,119
Development and redevelopment	(8,163)		(8,163)	—
Hotel Pennsylvania(1)	(8,493)		(8,493)	—
Trade shows(2)	8,179		—	8,179
Same store operations	43,558	(3)	32,694	10,864
	46,896		25,734	21,162

Fee and other income:
BMS cleaning fees	14,244		14,779	(535)
Management and leasing fees	(7,691)		(7,331)	(360)
Other income	7,810		2,669	5,141
	14,363		10,117	4,246

Total increase in revenues	$61,259		$35,851	$25,408
________________________________________
See notes on the following page.

Results of Operations – Year Ended December 31, 2021 Compared to December 31, 2020 - continued
Expenses
Our expenses were $1,367,869,000 for the year ended December 31, 2021 compared to $1,550,740,000 in the prior year, a decrease of $182,871,000. Below are the details of the decrease by segment:

(Amounts in thousands)
Increase (decrease) due to:	Total		New York		Other
Operating:
Acquisitions, dispositions and other	$11,198		$11,198		$—
Development and redevelopment	(10,249)		(10,249)		—
Non-reimbursable expenses	11,125		11,349		(224)
Hotel Pennsylvania(1)	(37,763)		(37,763)		—
Trade shows(2)	3,293		—		3,293
BMS expenses	7,670		8,205		(535)
Same store operations	22,975		3,115		19,860	(4)
	8,249		(14,145)		22,394

Depreciation and amortization:
Acquisitions, dispositions and other	15,080		15,080		—
Development and redevelopment	11,351		11,351		—
Same store operations	(13,779)		(12,032)		(1,747)
	12,652		14,399		(1,747)

General and administrative	(46,964)	(5)	(15,430)		(31,534)

Expense from deferred compensation plan liability	3,404		—		3,404

Impairment losses, transaction related costs and other	(160,212)		(158,527)	(6)	(1,685)

Total decrease in expenses	$(182,871)		$(173,703)		$(9,168)
____________________
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
(3)2020 includes $63,204 for the write-off of lease receivables deemed uncollectible (primarily write-offs of receivables arising from the straight-lining of rents).
(4)2021 includes an increase in real estate tax expense of $18,285 primarily due to a recent increase in the triennial tax-assessed value of theMART.
(5)Primarily due to the overhead reduction program, including $22,132 of severance and other reduction-in-force related expenses in 2020.
(6)Primarily due to $236,286 of non-cash impairment losses related to wholly owned street retail assets in 2020, partially offset by $70,260 of lease liability extinguishment gain related to 608 Fifth Avenue recognized in 2020 and $7,880 of non-cash impairment losses for the three Manhattan retail properties sold in 2021.

Results of Operations – Year Ended December 31, 2021 Compared to December 31, 2020 - continued
Income (Loss) from Partially Owned Entities
Below are the components of income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2021	For the Year Ended December 31,
		2021	2020
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income(1)	51.5%	$47,144	$21,063
Return on preferred equity, net of our share of the expense		37,416	37,357
Non-cash impairment loss		—	(413,349)
		84,560	(354,929)
Alexander's(2)	32.4%	40,121	18,635
Partially owned office buildings(3)	Various	12,057	12,742
Other investments(4)	Various	(6,221)	(5,560)
		$130,517	$(329,112)
____________________
(1)2021 includes decreases in our share of depreciation and amortization expense compared to the prior year of $17,448, primarily resulting from non-cash impairment losses recognized during 2020. 2020 includes $3,125 of write-offs of lease receivables deemed uncollectible.
(2)2021 includes our $11,620 share of net gain on the sale of the Paramus, New Jersey property to IKEA Property, Inc., and our $2,956 share of net gain on the sale of a parcel of land in the Bronx, New York. We also recognized $750 and $300, respectively, of sales commissions paid by Alexander's in connection with these sales. 2020 includes our $4,846 share of write-offs of lease receivables deemed uncollectible.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza and others.

Income (Loss) from Real Estate Fund Investments
Below is a summary of income (loss) from the Fund and the Crowne Plaza joint venture.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
Net investment income (loss)	$6,445	$(220)
Net unrealized income (loss) on held investments	3,257	(226,107)
Net realized income on exited investments	1,364	—
Income (loss) from real estate fund investments	11,066	(226,327)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(7,309)	163,213
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$3,757	$(63,114)

Interest and Other Investment Income (Loss), net
The following table sets forth the details of interest and other investment income (loss), net.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
Interest on loans receivable	$2,517	$3,384
Interest on cash and cash equivalents and restricted cash	284	5,793
Credit losses on loans receivable	—	(13,369)
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	(4,938)
Other, net	1,811	3,631
	$4,612	$(5,499)

Results of Operations – Year Ended December 31, 2021 Compared to December 31, 2020 - continued
Interest and Debt Expense
Interest and debt expense was $231,096,000 for the year ended December 31, 2021, compared to $229,251,000 in the prior year, an increase of $1,845,000. This increase was primarily due to (i) $23,729,000 of defeasance costs, of which $7,119,000 is attributable to noncontrolling interest, in connection with the refinancing of 1290 Avenue of the Americas partially offset by, (ii) $10,941,000 of lower interest expense due to variable rates on certain mortgage loans that were previously swapped to higher fixed rates under interest rate swap arrangements that expired in 2020, and (iii) $9,387,000 of lower interest expense resulting from lower average interest rates on our variable rate loans.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the year ended December 31, 2021 was $50,770,000 compared to $381,320,000 in the prior year, a decrease of $330,550,000. This resulted primarily from lower net gains on sale of 220 CPS condominium units.
Income Tax Benefit (Expense)
Income tax benefit was $10,496,000 for the year ended December 31, 2021, compared to an expense of $36,630,000 in the prior year, a decrease in expense of $47,126,000. This was primarily due to a higher tax benefit recognized by our taxable REIT subsidiaries in 2021 and lower income tax expense from the sale of 220 CPS condominium units partially offset by an increase in the deferred tax liability on our investment in Farley Office and Retail.
Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $24,014,000 for the year ended December 31, 2021, compared to net loss of $139,894,000 in the prior year, an increase in income of $163,908,000. This resulted primarily from a decrease in net loss allocated to the noncontrolling interests of our real estate fund investments.
Net (Income) Loss Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $7,540,000 for the year ended December 31, 2021, compared to net loss of $24,946,000 in the prior year, an increase in income of $32,486,000. This resulted primarily from higher net income subject to allocation to Class A unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $65,880,000 for the year ended December 31, 2021, compared to $51,739,000 in the prior year, an increase of $14,141,000. This was primarily due to the issuance of the 5.25% Series N cumulative redeemable preferred shares in November 2020 and the 4.45% Series O cumulative redeemable preferred shares in September 2021, partially offset by the redemption of the 5.70% Series K cumulative redeemable preferred shares in October 2021.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $66,035,000 for the year ended December 31, 2021, compared to $51,904,000 in the prior year, an increase of $14,131,000. This was primarily due to the issuance of the 5.25% Series N cumulative redeemable preferred units in November 2020 and the 4.45% Series O cumulative redeemable preferred units in September 2021, partially offset by the redemption of the 5.70% Series K cumulative redeemable preferred units in October 2021.
Preferred Share/Unit Issuance Costs
Preferred share/unit issuance costs for the year ended December 31, 2021 were $9,033,000 representing the previously capitalized issuance costs which were expensed upon calling for redemption of all the outstanding Series K cumulative redeemable preferred shares/units in September 2021.

Results of Operations – Year Ended December 31, 2021 Compared to December 31, 2020 - continued
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the year ended December 31, 2021 compared to December 31, 2020.

(Amounts in thousands)	Total	New York	theMART(1)	555 California Street	Other
NOI at share for the year ended December 31, 2021	$1,033,368	$892,954	$58,909	$64,826	$16,679
Less NOI at share from:
Change in ownership interest in One Park Avenue	(9,651)	(9,651)	—	—	—
Dispositions	312	312	—	—	—
Development properties	(28,793)	(28,793)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,677	12,677	—	—	—
Other non-same store income, net	(23,464)	(6,785)	—	—	(16,679)
Same store NOI at share for the year ended December 31, 2021	$984,449	$860,714	$58,909	$64,826	$—

NOI at share for the year ended December 31, 2020	$972,579	$833,891	$69,178	$60,324	$9,186
Less NOI at share from:
Dispositions	3,488	3,488	—	—	—
Development properties	(31,707)	(31,707)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	42,502	42,502	—	—	—
Other non-same store income, net	(30,321)	(20,382)	(524)	(229)	(9,186)
Same store NOI at share for the year ended December 31, 2020	$956,541	$827,792	$68,654	$60,095	$—

Increase (decrease) in same store NOI at share	$27,908	$32,922	$(9,745)	$4,731	$—

% increase (decrease) in same store NOI at share	2.9%	4.0%	(14.2)%	7.9%	—%
___________________
(1)2021 includes an increase in real estate tax expense of $18,285 primarily due to a recent increase in the triennial tax-assessed value of theMART.

Results of Operations – Year Ended December 31, 2021 Compared to December 31, 2020 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the year ended December 31, 2021 compared to December 31, 2020.

(Amounts in thousands)	Total	New York	theMART(1)	555 California Street	Other
NOI at share - cash basis for the year ended December 31, 2021	$1,034,686	$891,766	$64,389	$60,680	$17,851
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(7,023)	(7,023)	—	—	—
Dispositions	611	611	—	—	—
Development properties	(25,710)	(25,710)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,723	12,723	—	—	—
Other non-same store income, net	(25,297)	(7,446)	—	—	(17,851)
Same store NOI at share - cash basis for the year ended December 31, 2021	$989,990	$864,921	$64,389	$60,680	$—

NOI at share - cash basis for the year ended December 31, 2020	$1,018,825	$870,606	$76,251	$60,917	$11,051
Less NOI at share - cash basis from:
Dispositions	(1,835)	(1,835)	—	—	—
Development properties	(42,998)	(42,998)	—	—	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	41,941	41,941	—	—	—
Other non-same store income, net	(41,652)	(29,663)	(553)	(385)	(11,051)
Same store NOI at share - cash basis for the year ended December 31, 2020	$974,281	$838,051	$75,698	$60,532	$—

Increase (decrease) in same store NOI at share - cash basis	$15,709	$26,870	$(11,309)	$148	$—

% increase (decrease) in same store NOI at share - cash basis	1.6%	3.2%	(14.9)%	0.2%	—%
___________________
(1)2021 includes an increase in real estate tax expense of $18,285 primarily due to a recent increase in the triennial tax-assessed value of theMART.

Related Party Transactions
See Note 22 - Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning related party transactions.

Liquidity and Capital Resources
Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to our shareholders and distributions to unitholders of the Operating Partnership, as well as acquisition and development and redevelopment costs. The sources of liquidity to fund these cash requirements include rental revenue, which is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties; proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.
As of December 31, 2021, we have $4.1 billion of liquidity comprised of $1.9 billion of cash and cash equivalents and restricted cash and $2.2 billion available on our $2.75 billion revolving credit facilities. The on-going challenges posed by the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Summary of Cash Flows
Cash and cash equivalents and restricted cash was $1,930,351,000 at December 31, 2021, a $199,982,000 increase from the balance at December 31, 2020.
Our cash flow activities for the years ended December 31, 2021 and 2020 are summarized as follows:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2021	2020
Net cash provided by operating activities	$761,806	$424,240	$337,566
Net cash used in investing activities	(532,347)	(87,800)	(444,547)
Net cash used in financing activities	(29,477)	(213,202)	183,725
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our non-consolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the year ended December 31, 2021, net cash provided by operating activities of $761,806,000 was comprised of $758,260,000 of cash from operations, including distributions of income from partially owned entities of $214,521,000 and return of capital from real estate fund investments of $5,104,000, and a net increase of $3,546,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Liquidity and Capital Resources - continued
Summary of Cash Flows - continued
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash used in investing activities for the years ended December 31, 2021 and 2020:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2021	2020
Development costs and construction in progress	$(585,940)	$(601,920)	$15,980
Additions to real estate	(149,461)	(155,738)	6,277
Proceeds from sale of condominium units at 220 Central Park South	137,404	1,044,260	(906,856)
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	(123,936)	—	(123,936)
Distributions of capital from partially owned entities	106,005	2,389	103,616
Proceeds from sales of real estate	100,024	—	100,024
Investments in partially owned entities	(14,997)	(8,959)	(6,038)
Acquisitions of real estate and other	(3,000)	(1,156)	(1,844)
Proceeds from repayments of loans receivable	1,554	—	1,554
Moynihan Train Hall expenditures	—	(395,051)	395,051
Proceeds from sales of marketable securities	—	28,375	(28,375)
Net cash used in investing activities	$(532,347)	$(87,800)	$(444,547)
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities for the years ended December 31, 2021 and 2020:

(Amounts in thousands)	For the Year Ended December 31,		Increase (Decrease) in Cash Flow
	2021	2020
Proceeds from borrowings	$3,248,007	$1,056,315	$2,191,692
Repayments of borrowings	(1,584,243)	(1,067,564)	(516,679)
Purchase of marketable securities in connection with defeasance of mortgage payable	(973,729)	—	(973,729)
Dividends paid on common shares/Distributions to Vornado	(406,109)	(827,319)	421,210
Redemption of preferred shares/units	(300,000)	—	(300,000)
Proceeds from the issuance of preferred shares/units	291,153	291,182	(29)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(190,876)	(91,514)	(99,362)
Dividends paid on preferred shares/Distributions to preferred unitholders	(65,880)	(64,271)	(1,609)
Debt issuance costs	(51,184)	(10,901)	(40,283)
Contributions from noncontrolling interests in consolidated subsidiaries	4,052	100,094	(96,042)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(1,567)	(137)	(1,430)
Proceeds received from exercise of Vornado stock options and other	899	5,862	(4,963)
Moynihan Train Hall reimbursement from Empire State Development	—	395,051	(395,051)
Net cash used in financing activities	$(29,477)	$(213,202)	$183,725

Liquidity and Capital Resources - continued
Dividends
On January 19, 2022, Vornado declared a quarterly common dividend of $0.53 per share (an indicated annual rate of $2.12 per common share). This dividend, if declared by the Board of Trustees for all of 2022, would require Vornado to pay out approximately $406,000,000 of cash for common share dividends. In addition, during 2022, Vornado expects to pay approximately $62,000,000 of cash dividends on outstanding preferred shares and approximately $30,000,000 of cash distributions to unitholders of the Operating Partnership.
Debt
We have an effective shelf registration for the offering of our equity and debt securities that is not limited in amount due to our status as a “well-known seasoned issuer.” We have issued senior unsecured notes from a shelf registration statement that contain financial covenants that restrict our ability to incur debt, and that require us to maintain a level of unencumbered assets based on the level of our secured debt. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal. As of December 31, 2021, we are in compliance with all of the financial covenants required by our senior unsecured notes and our unsecured revolving credit facilities.
A summary of our consolidated debt as of December 31, 2021 and 2020 is presented below.

(Amounts in thousands)	As of December 31, 2021		As of December 31, 2020
Consolidated debt:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Variable rate	$4,534,215	1.59%	$3,220,815	1.83%
Fixed rate	4,140,000	3.06%	4,212,643	3.70%
Total	8,674,215	2.29%	7,433,458	2.89%
Deferred financing costs, net and other	(58,268)		(34,462)
Total, net	$8,615,947		$7,398,996
During 2022 and 2023, $700,000,000 and $0, respectively, of our outstanding consolidated debt matures (based on the extended maturity for certain loans in which we have the unilateral right to extend); we may refinance this maturing debt as it comes due or choose to repay it using cash and cash equivalents or our unsecured revolving credit facilities. We may also refinance or prepay other outstanding debt depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Details of 2021 financing activities are provided in the “Overview” of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The contractual principal and interest repayments schedule of our consolidated debt as of December 31, 2021 is as follows:

(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Notes and mortgages payable	$6,484,855	$1,178,788	$4,112,696	$394,291	$799,080
Senior unsecured notes due 2025	497,906	15,750	31,500	450,656	—
Senior unsecured notes due 2026	438,031	8,600	17,200	412,231	—
Senior unsecured notes due 2031	462,124	11,900	23,800	23,800	402,624
Unsecured term loan	859,732	29,799	829,933	—	—
Revolving credit facilities	585,328	8,181	577,147	—	—
Total contractual principal(1) and interest(2) repayments	$9,327,976	$1,253,018	$5,592,276	$1,280,978	$1,201,704
____________________
(1)Based on the contractual maturity of our loans, including the extended maturity date of certain loans for which the unilateral right to extend has been exercised as of December 31, 2021.
(2)Estimated interest for variable-rate debt based on the 1-month LIBOR curve available as of December 31, 2021.

Liquidity and Capital Resources - continued
Capital Expenditures
Capital expenditures consist of expenditures to maintain and improve assets, tenant improvement allowances and leasing commissions. During 2022, we expect to incur $275,000,000 of capital expenditures for our consolidated properties. We plan to fund these capital expenditures from operating cash flow, existing liquidity, and/or borrowings. Our partially owned non-consolidated subsidiaries typically fund their capital expenditures without any additional equity contribution from us.
Development and Redevelopment Expenditures
Development and redevelopment expenditures consist of all hard and soft costs associated with the development and redevelopment of a property. We plan to fund these development and redevelopment expenditures from operating cash flow, existing liquidity, and/or borrowings. See detailed discussion below for our current development and redevelopment projects.
PENN District
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 845,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 115,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000 at our 95% share, of which $896,186,000 of cash has been expended as of December 31, 2021.
PENN 1
We are redeveloping PENN 1, a 2,547,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN 1. Skanska USA Civil Northeast, Inc. will perform the redevelopment under a fixed price contract for $380,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost for the PENN 1 project is estimated to be $450,000,000. As of December 31, 2021, $309,437,000 of cash has been expended.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building, located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $161,066,000 of cash has been expended as of December 31, 2021.
PENN 15 (Hotel Pennsylvania Site)
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $31,481,000 of cash has been expended as of December 31, 2021.
We are also evaluating other development and redevelopment opportunities at certain of our properties in Manhattan including, in particular, the PENN District.
There can be no assurance that the above projects will be completed, completed on schedule or within budget.
Other Obligations
We have contractual cash obligations for certain properties that are subject to long-term ground and building leases. During 2022, $36,044,000 of lease payments are due, including fair market rent resets accounted for as variable rent, under our operating leases. For 2023 and thereafter, we have $1,303,520,000 of future lease payments. We believe that our operating cash flow will be adequate to fund these lease payments.

Liquidity and Capital Resources - continued
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $250,000,000 includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,785,910 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
Certain condominiums in which we own an interest (including our leasehold interest in the Farley Condominiums) own insurance policies with different per occurrence and aggregate limits than our policies described above.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on July 7, 2021, the Regus subsidiary appealed the decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent in Luxembourg and other jurisdictions.
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

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for Farley Office and Retail. As of December 31, 2021, the aggregate dollar amount of these guarantees and master leases is approximately $1,648,000,000.
As of December 31, 2021, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related) is developing Farley Office and Retail. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner (the "Tax Credit Investor"). Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2021, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the December 31, 2021 fair value of the Fund assets, at liquidation we would be required to make a $27,100,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of December 31, 2021, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of December 31, 2021, we have construction commitments aggregating approximately $494,000,000.

Funds From Operations
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 18 – Income (Loss) Per Share/Income (Loss) Per Class A Unit, in our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
FFO attributable to common shareholders plus assumed conversions was $571,074,000, or $2.97 per diluted share, for the year ended December 31, 2021, compared to $750,522,000, or $3.93 per diluted share, for the prior year. Details of certain items that impact FFO are discussed in the financial results summary of our “Overview.”

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2021	2020
Reconciliation of net income (loss) attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income (loss) attributable to common shareholders	$101,086	$(348,744)
Per diluted share	$0.53	$(1.83)

FFO adjustments:
Depreciation and amortization of real property	$373,792	$368,556
Real estate impairment losses	7,880	236,286
Decrease in fair value of marketable securities	—	4,938
Proportionate share of adjustments to equity in net income (loss) of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	139,247	156,646
Net gains on sale of real estate	(15,675)	—
(Increase) decrease in fair value of marketable securities	(1,155)	2,801
Non-cash impairment loss on our investment in Fifth Avenue and Times Square JV, net of $4,289 of noncontrolling interests	—	409,060
	504,089	1,178,287
Noncontrolling interests' share of above adjustments	(34,144)	(79,068)
FFO adjustments, net	$469,945	$1,099,219

FFO attributable to common shareholders	$571,031	$750,475
Convertible preferred share dividends	43	47
FFO attributable to common shareholders plus assumed conversions	$571,074	$750,522
Per diluted share	$2.97	$3.93

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,551	191,146
Effect of dilutive securities:
Out-Performance Plan units	557	—
Convertible preferred shares	26	28
AO LTIP units	10	—
Employee stock options and restricted stock awards	4	19
Denominator for FFO per diluted share	192,148	191,193

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and unit amounts)	2021			2020
	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change In Base Rates	December 31, Balance		Weighted Average Interest Rate
Consolidated debt:
Variable rate	$4,534,215	1.59%	$45,342	$3,220,815		1.83%
Fixed rate	4,140,000	3.06%	—	4,212,643		3.70%
	$8,674,215	2.29%	45,342	$7,433,458		2.89%
Pro rata share of debt of non-consolidated entities(1):
Variable rate	$1,267,224	1.78%	12,672	$1,384,710	(1)	1.80%
Fixed rate	1,432,181	3.72%	—	1,488,464		3.76%
	$2,699,405	2.81%	12,672	$2,873,174		2.81%
Noncontrolling interests’ share of consolidated subsidiaries			(6,821)
Total change in annual net income attributable to the Operating Partnership			51,193
Noncontrolling interests’ share of the Operating Partnership			(3,496)
Total change in annual net income attributable to Vornado			$47,697
Total change in annual net income attributable to the Operating Partnership per diluted Class A unit			$0.25
Total change in annual net income attributable to Vornado per diluted share			$0.25
_______________________
(1)    Net of our $16,200 share of Alexander's participation in its Rego Park II shopping center mortgage loan which is considered partially extinguished as the participation interest is a reacquisition of debt. On April 7, 2021, Alexander's used its participation in the loan to reduce the loan balance.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2021, the estimated fair value of our consolidated debt was $8,657,000,000.
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt, as of December 31, 2021.

(Amounts in thousands)	As of December 31, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap	$11,814	$840,000	(1)	L+193	2.04%	2.26%	5/24
PENN 11 mortgage loan interest rate swap	6,565	500,000		L+195	2.05%	2.23%	3/24
Various interest rate caps	550	1,650,000
	$18,929	$2,990,000

Included in other liabilities:
Unsecured term loan interest rate swap	$28,976	$750,000	(2)	L+100	1.10%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	3,861	100,000		L+180	1.91%	4.14%	1/25
	$32,837	$850,000
________________________
(1)    Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)    Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty Trust and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Real Estate Recoverability Assessment — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s wholly owned properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. The recoverability assessment is determined based on projected future cash flows that utilize capitalization rates and available market information. The Company’s undiscounted cash flows requires management to make significant estimates and assumptions related to future market rental rates and capitalization rates.
We identified the recoverability assessment of wholly owned properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates and capitalization rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, where applicable.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recoverability assessment of wholly owned properties included the following, among other things:
•We tested the effectiveness of controls over management’s evaluation of recoverability of its wholly owned properties, including those over future market rental rates and capitalization rates used in the assessment.
•We evaluated the reasonableness of future market rental rates and capitalization rates used by management with independent market data, focusing on geographical location and property. In addition, we developed ranges of independent estimates of future market rental rates and capitalization rates and compared those to the amounts used by management.
•We involved our fair value specialists in providing comparable market transaction details to further support the future market rental rate and capitalization rate assumptions, as applicable.
•We evaluated the reasonableness of management’s projected future cash flows by comparing management’s projections to the Company’s historical results.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2022

We have served as the Company’s auditor since 1976.

VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit, share and per share amounts)	As of December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land	$2,540,193	$2,420,054
Buildings and improvements	9,839,166	7,933,030
Development costs and construction in progress	718,694	1,604,637
Leasehold improvements and equipment	119,792	130,222
Total	13,217,845	12,087,943
Less accumulated depreciation and amortization	(3,376,347)	(3,169,446)
Real estate, net	9,841,498	8,918,497
Right-of-use assets	337,197	367,365
Cash and cash equivalents	1,760,225	1,624,482
Restricted cash	170,126	105,887
Tenant and other receivables	79,661	77,658
Investments in partially owned entities	3,297,389	3,491,107
Real estate fund investments	7,730	3,739
220 Central Park South condominium units ready for sale	57,142	128,215
Receivable arising from the straight-lining of rents	656,318	674,075
Deferred leasing costs, net of accumulated amortization of $211,775 and $196,972	391,693	372,919
Identified intangible assets, net of accumulated amortization of $97,186 and $93,113	154,895	23,856
Other assets	512,714	434,022
	$17,266,588	$16,221,822
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$6,053,343	$5,580,549
Senior unsecured notes, net	1,189,792	446,685
Unsecured term loan, net	797,812	796,762
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	370,206	401,008
Accounts payable and accrued expenses	613,497	427,202
Deferred revenue	48,118	40,110
Deferred compensation plan	110,174	105,564
Other liabilities	304,725	294,520
Total liabilities	10,062,667	8,667,400
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,033,438 and 13,583,607 units outstanding	587,440	507,212
Series D cumulative redeemable preferred units - 141,400 and 141,401 units outstanding	3,535	4,535
Total redeemable noncontrolling partnership units	590,975	511,747
Redeemable noncontrolling interest in a consolidated subsidiary	97,708	94,520
Total redeemable noncontrolling interests	688,683	606,267
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 and 48,793,402 shares	1,182,459	1,182,339
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,723,608 and 191,354,679 shares	7,648	7,633
Additional capital	8,143,093	8,192,507
Earnings less than distributions	(3,079,320)	(2,774,182)
Accumulated other comprehensive loss	(17,534)	(75,099)
Total shareholders' equity	6,236,346	6,533,198
Noncontrolling interests in consolidated subsidiaries	278,892	414,957
Total equity	6,515,238	6,948,155
	$17,266,588	$16,221,822
See notes to the consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2021	2020	2019
REVENUES:
Rental revenues	$1,424,531	$1,377,635	$1,767,222
Fee and other income	164,679	150,316	157,478
Total revenues	1,589,210	1,527,951	1,924,700
EXPENSES:
Operating	(797,315)	(789,066)	(917,981)
Depreciation and amortization	(412,347)	(399,695)	(419,107)
General and administrative	(134,545)	(181,509)	(169,920)
Expense from deferred compensation plan liability	(9,847)	(6,443)	(11,609)
Impairment losses, transaction related costs and other	(13,815)	(174,027)	(106,538)
Total expenses	(1,367,869)	(1,550,740)	(1,625,155)

Income (loss) from partially owned entities	130,517	(329,112)	78,865
Income (loss) from real estate fund investments	11,066	(226,327)	(104,082)
Interest and other investment income (loss), net	4,612	(5,499)	21,819
Income from deferred compensation plan assets	9,847	6,443	11,609
Interest and debt expense	(231,096)	(229,251)	(286,623)
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	2,571,099
Net gains on disposition of wholly owned and partially owned assets	50,770	381,320	845,499
Income (loss) before income taxes	197,057	(425,215)	3,437,731
Income tax benefit (expense)	10,496	(36,630)	(103,439)
Income (loss) from continuing operations	207,553	(461,845)	3,334,292
Loss from discontinued operations	—	—	(30)
Net income (loss)	207,553	(461,845)	3,334,262
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	(24,014)	139,894	24,547
Operating Partnership	(7,540)	24,946	(210,872)
Net income (loss) attributable to Vornado	175,999	(297,005)	3,147,937
Preferred share dividends	(65,880)	(51,739)	(50,131)
Series K preferred share issuance costs	(9,033)	—	—
NET INCOME (LOSS) attributable to common shareholders	$101,086	$(348,744)	$3,097,806

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.53	$(1.83)	$16.23
Weighted average shares outstanding	191,551	191,146	190,801

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.53	$(1.83)	$16.21
Weighted average shares outstanding	192,122	191,146	191,053

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$207,553	$(461,845)	$3,334,262
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	51,338	(29,971)	(47,883)
Other comprehensive income (loss) of nonconsolidated subsidiaries	10,275	(14,342)	(938)
Amounts reclassified from accumulated other comprehensive loss relating to nonconsolidated subsidiary	—	—	(2,311)
Comprehensive income (loss)	269,166	(506,158)	3,283,130
Less comprehensive (income) loss attributable to noncontrolling interests	(35,602)	174,287	(183,090)
Comprehensive income (loss) attributable to Vornado	$233,564	$(331,871)	$3,100,040

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	175,999	—	—	175,999
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	20,826	20,826
Dividends on common shares ($2.12 per share)	—	—	—	—	—	(406,109)	—	—	(406,109)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(65,880)	—	—	(65,880)
Series O cumulative redeemable preferred shares issuance	12,000	291,153	—	—	—	—	—	—	291,153
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	350	14	14,562	—	—	—	14,576
Under employees' share option plan	—	—	1	—	22	—	—	—	22
Under dividend reinvestment plan	—	—	21	1	876	—	—	—	877
Contributions	—	—	—	—	—	—	—	4,052	4,052
Distributions	—	—	—	—	—	—	—	(160,975)	(160,975)
Conversion of Series A preferred shares to common shares	—	(13)	1	—	13	—	—	—	—
Deferred compensation shares and options	—	—	(4)	—	906	(114)	—	—	792
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	10,275	—	10,275
Increase in value of interest rate swaps	—	—	—	—	—	—	51,337	—	51,337
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(76,073)	—	—	—	(76,073)
Series K cumulative redeemable preferred shares called for redemption	(12,000)	(290,967)	—	—	—	(9,033)	—	—	(300,000)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(4,048)	—	(4,048)
Other	—	(53)	—	—	(3)	(1)	1	32	(24)
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amounts)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado	—	—	—	—	—	(297,005)	—	—	(297,005)
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(140,438)	(140,438)
Dividends on common shares ($2.38 per share)	—	—	—	—	—	(454,939)	—	—	(454,939)
Dividends on preferred shares (see Note 11 for dividends per share amounts)	—	—	—	—	—	(51,739)	—	—	(51,739)
Series N cumulative redeemable preferred shares issuance	12,000	291,182	—	—	—	—	—	—	291,182
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	236	9	9,257	—	—	—	9,266
Under employees' share option plan	—	—	69	3	3,514	—	—	—	3,517
Under dividend reinvestment plan	—	—	47	2	2,343	—	—	—	2,345
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	—	4,305	4,305
Distributions	—	—	—	—	—	—	—	(33,007)	(33,007)
Conversion of Series A preferred shares to common shares	(3)	(57)	4	—	57	—	—	—	—
Deferred compensation shares and options	—	—	13	1	1,305	(137)	—	—	1,169
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(14,342)	—	(14,342)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(29,972)	—	(29,972)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	—	344,043	—	—	—	344,043
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	2,914	—	2,914
Other	—	—	—	—	(6,533)	(32)	6,534	1,760	1,729
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(Amounts in thousands, except per share amount)			Common Shares		Additional Capital	Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Preferred Shares
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,600	$7,725,857	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado	—	—	—	—	—	3,147,937	—	—	3,147,937
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	(24,547)	(24,547)
Dividends on common shares :
Special dividend ($1.95 per share)	—	—	—	—	—	(372,380)	—	—	(372,380)
Aggregate quarterly dividends ($2.64 per common share)	—	—	—	—	—	(503,785)	—	—	(503,785)
Dividends on preferred shares	—	—	—	—	—	(50,131)	—	—	(50,131)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	171	7	11,243	—	—	—	11,250
Under employees' share option plan	—	—	245	10	5,479	(8,587)	—	—	(3,098)
Under dividend reinvestment plan	—	—	22	1	1,413	—	—	—	1,414
Contributions:
Real estate fund investments	—	—	—	—	—	—	—	9,023	9,023
Other	—	—	—	—	—	—	—	8,848	8,848
Distributions	—	—	—	—	—	—	—	(45,587)	(45,587)
Conversion of Series A preferred shares to common shares	(2)	(80)	6	—	80	—	—	—	—
Deferred compensation shares and options	—	—	7	—	1,095	(105)	—	—	990
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	—	(938)	—	(938)
Reduction in value of interest rate swaps	—	—	—	—	—	—	(47,885)	—	(47,885)
Amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	—	(2,311)	—	(2,311)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	—	11,720	—	—	—	11,720
Redeemable Class A unit measurement adjustment	—	—	—	—	70,810	—	—	—	70,810
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	3,235	—	3,235
Deconsolidation of partially owned entity	—	—	—	—	—	—	—	(11,441)	(11,441)
Other	(2)	—	—	—	—	(31)	2	—	(29)
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,618	$7,827,697	$(1,954,266)	$(40,233)	$578,948	$7,310,978

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$207,553	$(461,845)	$3,334,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	432,594	417,942	438,933
Distributions of income from partially owned entities	214,521	175,246	116,826
Equity in net (income) loss of partially owned entities	(130,517)	329,112	(78,865)
Net gains on disposition of wholly owned and partially owned assets	(50,770)	(381,320)	(845,499)
Stock-based compensation expense	38,329	48,677	53,908
Defeasance cost in connection with refinancing of mortgage payable	23,729	—	—
Amortization of below-market leases, net	(9,249)	(16,878)	(19,830)
Straight-lining of rents	8,644	24,404	9,679
Real estate impairment losses	7,880	236,286	26,705
Write-off of lease receivables deemed uncollectible	7,695	63,204	17,237
Return of capital from real estate fund investments	5,104	—	—
Net realized and unrealized (income) loss on real estate fund investments	(4,621)	226,107	106,109
Non-cash (gain on extinguishment of 608 Fifth Avenue lease liability) impairment loss on 608 Fifth Avenue right-of-use asset	—	(70,260)	75,220
Credit losses on loans receivable	—	13,369	—
Decrease in fair value of marketable securities	—	4,938	5,533
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	(2,571,099)
Prepayment penalty on redemption of senior unsecured notes due 2022	—	—	22,058
Other non-cash adjustments	7,368	6,739	(3,472)
Changes in operating assets and liabilities:
Real estate fund investments	(4,474)	(7,197)	(10,000)
Tenant and other receivables	(187)	(5,330)	(25,988)
Prepaid assets	30,466	(137,452)	7,558
Other assets	(54,716)	(52,832)	(4,302)
Accounts payable and accrued expenses	35,856	14,868	5,940
Other liabilities	(3,399)	(3,538)	1,626
Net cash provided by operating activities	761,806	424,240	662,539

Cash Flows from Investing Activities:
Development costs and construction in progress	(585,940)	(601,920)	(649,056)
Additions to real estate	(149,461)	(155,738)	(233,666)
Proceeds from sale of condominium units at 220 Central Park South	137,404	1,044,260	1,605,356
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	(123,936)	—	—
Distributions of capital from partially owned entities	106,005	2,389	24,880
Proceeds from sales of real estate	100,024	—	324,201
Investments in partially owned entities	(14,997)	(8,959)	(18,257)
Acquisitions of real estate and other	(3,000)	(1,156)	(69,699)
Proceeds from repayments of loans receivable	1,554	—	1,395
Moynihan Train Hall expenditures	—	(395,051)	(438,935)
Proceeds from sales of marketable securities	—	28,375	168,314
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	—	1,248,743
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	—	500,000
Net cash (used in) provided by investing activities	(532,347)	(87,800)	2,463,276

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Financing Activities:
Proceeds from borrowings	$3,248,007	$1,056,315	$1,108,156
Repayments of borrowings	(1,584,243)	(1,067,564)	(2,718,987)
Purchase of marketable securities in connection with defeasance of mortgage payable	(973,729)	—	(407,126)
Dividends paid on common shares	(406,109)	(827,319)	(503,785)
Redemption of preferred shares	(300,000)	—	(893)
Proceeds from the issuance of preferred shares	291,153	291,182	—
Distributions to noncontrolling interests	(190,876)	(91,514)	(80,194)
Dividends paid on preferred shares	(65,880)	(64,271)	(50,131)
Debt issuance costs	(51,184)	(10,901)	(15,588)
Contributions from noncontrolling interests	4,052	100,094	17,871
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(1,567)	(137)	(8,692)
Proceeds received from exercise of employee share options and other	899	5,862	6,903
Moynihan Train Hall reimbursement from Empire State Development	—	395,051	438,935
Prepayment penalty on redemption of senior unsecured notes due 2022	—	—	(22,058)
Net cash used in financing activities	(29,477)	(213,202)	(2,235,589)
Net increase in cash and cash equivalents and restricted cash	199,982	123,238	890,226
Cash and cash equivalents and restricted cash at beginning of period	1,730,369	1,607,131	716,905
Cash and cash equivalents and restricted cash at end of period	$1,930,351	$1,730,369	$1,607,131

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,624,482	$1,515,012	$570,916
Restricted cash at beginning of period	105,887	92,119	145,989
Cash and cash equivalents and restricted cash at beginning of period	$1,730,369	$1,607,131	$716,905

Cash and cash equivalents at end of period	$1,760,225	$1,624,482	$1,515,012
Restricted cash at end of period	170,126	105,887	92,119
Cash and cash equivalents and restricted cash at end of period	$1,930,351	$1,730,369	$1,607,131

See notes to consolidated financial statements.

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $38,320, $40,855 and $67,980	$188,587	$210,052	$283,613
Cash payments for income taxes	$9,155	$15,105	$59,834

Non-Cash Investing and Financing Activities:
Marketable securities transferred in connection with the defeasance of mortgage payable	$(973,729)	$—	$(407,126)
Defeasance of mortgage payable	950,000	—	390,000
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	566,013	—	—
Identified intangible assets	139,545	—	—
Mortgages payable	525,000	—	—
Deferred revenue	18,884	—	—
Accrued capital expenditures included in accounts payable and accrued expenses	291,690	117,641	109,975
Write-off of fully depreciated assets	(123,537)	(189,250)	(122,813)
Reclassification of assets held for sale (included in "other assets")	80,005	—	—
Redeemable Class A unit measurement adjustment	(76,073)	344,043	70,810
Decrease (increase) in accumulated other comprehensive loss due to change in fair value of consolidated interest rate swaps	51,337	(29,972)	(47,885)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	16,014	388,280	1,311,468
Decrease in assets and liabilities resulting from the deconsolidation of Moynihan Train Hall:
Real estate, net	—	(1,291,804)	—
Moynihan Train Hall Obligation	—	(1,291,804)	—
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	—	—	2,327,750
Common equity	—	—	1,449,495
Lease liabilities arising from the recognition of right-of-use assets	—	—	526,866
Special dividend/distribution declared and payable on January 15, 2020	—	—	398,292
Recognition of negative basis related to the sale of our investment in 330 Madison Avenue	—	—	60,052
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	—	54,962

See notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vornado Realty L.P. and subsidiaries (the "Partnership") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2022, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
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
Real Estate Recoverability Assessment — Refer to Note 2 to the financial statements
Critical Audit Matter Description

The Partnership’s wholly owned properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. The recoverability assessment is determined based on projected future cash flows that utilize capitalization rates and available market information. The Partnership’s undiscounted cash flows requires management to make significant estimates and assumptions related to future market rental rates and capitalization rates.
We identified the recoverability assessment of wholly owned properties as a critical audit matter because of the significant estimates and assumptions related to future market rental rates and capitalization rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, where applicable.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recoverability assessment of wholly owned properties included the following, among other things:
•We tested the effectiveness of controls over management’s evaluation of recoverability of its wholly owned properties, including those over future market rental rates and capitalization rates used in the assessment.
•We evaluated the reasonableness of future market rental rates and capitalization rates used by management with independent market data, focusing on geographical location and property. In addition, we developed ranges of independent estimates of future market rental rates and capitalization rates and compared those to the amounts used by management.
•We involved our fair value specialists in providing comparable market transaction details to further support the future market rental rate and capitalization rate assumptions, as applicable.
•We evaluated the reasonableness of management’s projected future cash flows by comparing management’s projections to the Partnership’s historical results.
•We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2022

We have served as the Partnership’s auditor since 1997.

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except unit amounts)	As of December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land	$2,540,193	$2,420,054
Buildings and improvements	9,839,166	7,933,030
Development costs and construction in progress	718,694	1,604,637
Leasehold improvements and equipment	119,792	130,222
Total	13,217,845	12,087,943
Less accumulated depreciation and amortization	(3,376,347)	(3,169,446)
Real estate, net	9,841,498	8,918,497
Right-of-use assets	337,197	367,365
Cash and cash equivalents	1,760,225	1,624,482
Restricted cash	170,126	105,887
Tenant and other receivables	79,661	77,658
Investments in partially owned entities	3,297,389	3,491,107
Real estate fund investments	7,730	3,739
220 Central Park South condominium units ready for sale	57,142	128,215
Receivable arising from the straight-lining of rents	656,318	674,075
Deferred leasing costs, net of accumulated amortization of $211,775 and $196,972	391,693	372,919
Identified intangible assets, net of accumulated amortization of $97,186 and $93,113	154,895	23,856
Other assets	512,714	434,022
	$17,266,588	$16,221,822
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$6,053,343	$5,580,549
Senior unsecured notes, net	1,189,792	446,685
Unsecured term loan, net	797,812	796,762
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	370,206	401,008
Accounts payable and accrued expenses	613,497	427,202
Deferred revenue	48,118	40,110
Deferred compensation plan	110,174	105,564
Other liabilities	304,725	294,520
Total liabilities	10,062,667	8,667,400
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,033,438 and 13,583,607 units outstanding	587,440	507,212
Series D cumulative redeemable preferred units - 141,400 and 141,401 units outstanding	3,535	4,535
Total redeemable noncontrolling partnership units	590,975	511,747
Redeemable noncontrolling interest in a consolidated subsidiary	97,708	94,520
Total redeemable noncontrolling interests	688,683	606,267
Partners' equity:
Partners' capital	9,333,200	9,382,479
Earnings less than distributions	(3,079,320)	(2,774,182)
Accumulated other comprehensive loss	(17,534)	(75,099)
Total partners' equity	6,236,346	6,533,198
Noncontrolling interests in consolidated subsidiaries	278,892	414,957
Total equity	6,515,238	6,948,155
	$17,266,588	$16,221,822
See notes to the consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2021	2020	2019
REVENUES:
Rental revenues	$1,424,531	$1,377,635	$1,767,222
Fee and other income	164,679	150,316	157,478
Total revenues	1,589,210	1,527,951	1,924,700
EXPENSES:
Operating	(797,315)	(789,066)	(917,981)
Depreciation and amortization	(412,347)	(399,695)	(419,107)
General and administrative	(134,545)	(181,509)	(169,920)
Expense from deferred compensation plan liability	(9,847)	(6,443)	(11,609)
Impairment losses, transaction related costs and other	(13,815)	(174,027)	(106,538)
Total expenses	(1,367,869)	(1,550,740)	(1,625,155)

Income (loss) from partially owned entities	130,517	(329,112)	78,865
Income (loss) from real estate fund investments	11,066	(226,327)	(104,082)
Interest and other investment income (loss), net	4,612	(5,499)	21,819
Income from deferred compensation plan assets	9,847	6,443	11,609
Interest and debt expense	(231,096)	(229,251)	(286,623)
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	2,571,099
Net gains on disposition of wholly owned and partially owned assets	50,770	381,320	845,499
Income (loss) before income taxes	197,057	(425,215)	3,437,731
Income tax benefit (expense)	10,496	(36,630)	(103,439)
Income (loss) from continuing operations	207,553	(461,845)	3,334,292
Loss from discontinued operations	—	—	(30)
Net income (loss)	207,553	(461,845)	3,334,262
Less net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(24,014)	139,894	24,547
Net income (loss) attributable to Vornado Realty L.P.	183,539	(321,951)	3,358,809
Preferred unit distributions	(66,035)	(51,904)	(50,296)
Series K preferred unit issuance costs	(9,033)	—	—
NET INCOME (LOSS) attributable to Class A unitholders	$108,471	$(373,855)	$3,308,513

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.52	$(1.86)	$16.22
Weighted average units outstanding	204,728	203,503	202,947

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.51	$(1.86)	$16.19
Weighted average units outstanding	205,644	203,503	203,248

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$207,553	$(461,845)	$3,334,262
Other comprehensive income (loss):
Increase (reduction) in value of interest rate swaps and other	51,338	(29,971)	(47,883)
Other comprehensive income (loss) of nonconsolidated subsidiaries	10,275	(14,342)	(938)
Amounts reclassified from accumulated other comprehensive loss relating to nonconsolidated subsidiary	—	—	(2,311)
Comprehensive income (loss)	269,166	(506,158)	3,283,130
Less comprehensive (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(24,014)	139,894	24,547
Comprehensive income (loss) attributable to Vornado Realty L.P.	$245,152	$(366,264)	$3,307,677

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	183,539	—	—	183,539
Net income attributable to redeemable partnership units	—	—	—	—	(7,540)	—	—	(7,540)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	20,826	20,826
Distributions to Vornado ($2.12 per unit)	—	—	—	—	(406,109)	—	—	(406,109)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(65,880)	—	—	(65,880)
Series O cumulative redeemable preferred units issuance	12,000	291,153	—	—	—	—	—	291,153
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	350	14,576	—	—	—	14,576
Under Vornado's employees' share option plan	—	—	1	22	—	—	—	22
Under Vornado's dividend reinvestment plan	—	—	21	877	—	—	—	877
Contributions	—	—	—	—	—	—	4,052	4,052
Distributions	—	—	—	—	—	—	(160,975)	(160,975)
Conversion of Series A preferred units to Class A units	—	(13)	1	13	—	—	—	—
Deferred compensation units and options	—	—	(4)	906	(114)	—	—	792
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	10,275	—	10,275
Increase in value of interest rate swaps	—	—	—	—	—	51,337	—	51,337
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(76,073)	—	—	—	(76,073)
Series K cumulative redeemable preferred units called for redemption	(12,000)	(290,967)	—	—	(9,033)	—	—	(300,000)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(4,048)	—	(4,048)
Other	—	(53)	—	(3)	(1)	1	32	(24)
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amounts)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978
Cumulative effect of accounting change	—	—	—	—	(16,064)	—	—	(16,064)
Net loss attributable to Vornado Realty L.P.	—	—	—	—	(321,951)	—	—	(321,951)
Net loss attributable to redeemable partnership units	—	—	—	—	24,946	—	—	24,946
Net loss attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(140,438)	(140,438)
Distributions to Vornado ($2.38 per unit)	—	—	—	—	(454,939)	—	—	(454,939)
Distributions to preferred unitholders (see Note 11 for distributions per unit amounts)	—	—	—	—	(51,739)	—	—	(51,739)
Series N cumulative redeemable preferred units issuance	12,000	291,182	—	—	—	—	—	291,182
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	236	9,266	—	—	—	9,266
Under Vornado's employees' share option plan	—	—	69	3,517	—	—	—	3,517
Under Vornado's dividend reinvestment plan	—	—	47	2,345	—	—	—	2,345
Contributions:
Real estate fund investments	—	—	—	—	—	—	3,389	3,389
Other	—	—	—	—	—	—	4,305	4,305
Distributions	—	—	—	—	—	—	(33,007)	(33,007)
Conversion of Series A preferred units to Class A units	(3)	(57)	4	57	—	—	—	—
Deferred compensation units and options	—	—	13	1,306	(137)	—	—	1,169
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(14,342)	—	(14,342)
Reduction in value of interest rate swaps	—	—	—	—	—	(29,972)	—	(29,972)
Unearned 2017 Out-Performance Plan awards acceleration	—	—	—	10,824	—	—	—	10,824
Redeemable Class A unit measurement adjustment	—	—	—	344,043	—	—	—	344,043
Redeemable partnership units' share of above adjustments	—	—	—	—	—	2,914	—	2,914
Other	—	—	—	(6,533)	(32)	6,534	1,760	1,729
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – CONTINUED

(Amounts in thousands, except per unit amount)							Non- controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions	Accumulated Other Comprehensive Income (Loss)		Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2018	36,800	$891,294	190,535	$7,733,457	$(4,167,184)	$7,664	$642,652	$5,107,883
Net income attributable to Vornado Realty L.P.	—	—	—	—	3,358,809	—	—	3,358,809
Net income attributable to redeemable partnership units	—	—	—	—	(210,872)	—	—	(210,872)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	(24,547)	(24,547)
Distributions to Vornado:
Special distribution ($1.95 per Class A unit)	—	—	—	—	(372,380)	—	—	(372,380)
Aggregate quarterly distributions to Vornado ($2.64 per Class A unit)	—	—	—	—	(503,785)	—	—	(503,785)
Distributions to preferred unitholders	—	—	—	—	(50,131)	—	—	(50,131)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	171	11,250	—	—	—	11,250
Under Vornado's employees' share option plan	—	—	245	5,489	(8,587)	—	—	(3,098)
Under Vornado's dividend reinvestment plan	—	—	22	1,414	—	—	—	1,414
Contributions:
Real estate fund investments	—	—	—	—	—	—	9,023	9,023
Other	—	—	—	—	—	—	8,848	8,848
Distributions	—	—	—	—	—	—	(45,587)	(45,587)
Conversion of Series A preferred units to Class A units	(2)	(80)	6	80	—	—	—	—
Deferred compensation units and options	—	—	7	1,095	(105)	—	—	990
Other comprehensive loss of nonconsolidated subsidiaries	—	—	—	—	—	(938)	—	(938)
Reduction in value of interest rate swaps	—	—	—	—	—	(47,885)	—	(47,885)
Amounts reclassified related to a nonconsolidated subsidiary	—	—	—	—	—	(2,311)	—	(2,311)
Unearned 2016 Out-Performance Plan awards acceleration	—	—	—	11,720	—	—	—	11,720
Redeemable Class A unit measurement adjustment	—	—	—	70,810	—	—	—	70,810
Redeemable partnership units' share of above adjustments	—	—	—	—	—	3,235	—	3,235
Deconsolidation of partially owned entity	—	—	—	—	—	—	(11,441)	(11,441)
Other	(2)	—	—	—	(31)	2	—	(29)
Balance as of December 31, 2019	36,796	$891,214	190,986	$7,835,315	$(1,954,266)	$(40,233)	$578,948	$7,310,978

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$207,553	$(461,845)	$3,334,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	432,594	417,942	438,933
Distributions of income from partially owned entities	214,521	175,246	116,826
Equity in net (income) loss of partially owned entities	(130,517)	329,112	(78,865)
Net gains on disposition of wholly owned and partially owned assets	(50,770)	(381,320)	(845,499)
Stock-based compensation expense	38,329	48,677	53,908
Defeasance cost in connection with refinancing of mortgage payable	23,729	—	—
Amortization of below-market leases, net	(9,249)	(16,878)	(19,830)
Straight-lining of rents	8,644	24,404	9,679
Real estate impairment losses	7,880	236,286	26,705
Write-off of lease receivables deemed uncollectible	7,695	63,204	17,237
Return of capital from real estate fund investments	5,104	—	—
Net realized and unrealized (income) loss on real estate fund investments	(4,621)	226,107	106,109
Non-cash (gain on extinguishment of 608 Fifth Avenue lease liability) impairment loss on 608 Fifth Avenue right-of-use asset	—	(70,260)	75,220
Credit losses on loans receivable	—	13,369	—
Decrease in fair value of marketable securities	—	4,938	5,533
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	(2,571,099)
Prepayment penalty on redemption of senior unsecured notes due 2022	—	—	22,058
Other non-cash adjustments	7,368	6,739	(3,472)
Changes in operating assets and liabilities:
Real estate fund investments	(4,474)	(7,197)	(10,000)
Tenant and other receivables	(187)	(5,330)	(25,988)
Prepaid assets	30,466	(137,452)	7,558
Other assets	(54,716)	(52,832)	(4,302)
Accounts payable and accrued expenses	35,856	14,868	5,940
Other liabilities	(3,399)	(3,538)	1,626
Net cash provided by operating activities	761,806	424,240	662,539

Cash Flows from Investing Activities:
Development costs and construction in progress	(585,940)	(601,920)	(649,056)
Additions to real estate	(149,461)	(155,738)	(233,666)
Proceeds from sale of condominium units at 220 Central Park South	137,404	1,044,260	1,605,356
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	(123,936)	—	—
Distributions of capital from partially owned entities	106,005	2,389	24,880
Proceeds from sales of real estate	100,024	—	324,201
Investments in partially owned entities	(14,997)	(8,959)	(18,257)
Acquisitions of real estate and other	(3,000)	(1,156)	(69,699)
Proceeds from repayments of loans receivable	1,554	—	1,395
Moynihan Train Hall expenditures	—	(395,051)	(438,935)
Proceeds from sales of marketable securities	—	28,375	168,314
Proceeds from transfer of interest in Fifth Avenue and Times Square JV (net of $35,562 of transaction costs and $10,899 of deconsolidated cash and restricted cash)	—	—	1,248,743
Proceeds from redemption of 640 Fifth Avenue preferred equity	—	—	500,000
Net cash (used in) provided by investing activities	(532,347)	(87,800)	2,463,276

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Financing Activities:
Proceeds from borrowings	$3,248,007	$1,056,315	$1,108,156
Repayments of borrowings	(1,584,243)	(1,067,564)	(2,718,987)
Purchase of marketable securities in connection with defeasance of mortgage payable	(973,729)	—	(407,126)
Distributions to Vornado	(406,109)	(827,319)	(503,785)
Redemption of preferred units	(300,000)	—	(893)
Proceeds from the issuance of preferred units	291,153	291,182	—
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(190,876)	(91,514)	(80,194)
Distributions to preferred unitholders	(65,880)	(64,271)	(50,131)
Debt issuance costs	(51,184)	(10,901)	(15,588)
Contributions from noncontrolling interests in consolidated subsidiaries	4,052	100,094	17,871
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(1,567)	(137)	(8,692)
Proceeds received from exercise of Vornado stock options and other	899	5,862	6,903
Moynihan Train Hall reimbursement from Empire State Development	—	395,051	438,935
Prepayment penalty on redemption of senior unsecured notes due 2022	—	—	(22,058)
Net cash used in financing activities	(29,477)	(213,202)	(2,235,589)
Net increase in cash and cash equivalents and restricted cash	199,982	123,238	890,226
Cash and cash equivalents and restricted cash at beginning of period	1,730,369	1,607,131	716,905
Cash and cash equivalents and restricted cash at end of period	$1,930,351	$1,730,369	$1,607,131

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,624,482	$1,515,012	$570,916
Restricted cash at beginning of period	105,887	92,119	145,989
Cash and cash equivalents and restricted cash at beginning of period	$1,730,369	$1,607,131	$716,905

Cash and cash equivalents at end of period	$1,760,225	$1,624,482	$1,515,012
Restricted cash at end of period	170,126	105,887	92,119
Cash and cash equivalents and restricted cash at end of period	$1,930,351	$1,730,369	$1,607,131

See notes to consolidated financial statements.

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $38,320, $40,855 and $67,980	$188,587	$210,052	$283,613
Cash payments for income taxes	$9,155	$15,105	$59,834

Non-Cash Investing and Financing Activities:
Marketable securities transferred in connection with the defeasance of mortgage payable	$(973,729)	$—	$(407,126)
Defeasance of mortgage payable	950,000	—	390,000
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	566,013	—	—
Identified intangible assets	139,545	—	—
Mortgages payable	525,000	—	—
Deferred revenue	18,884	—	—
Accrued capital expenditures included in accounts payable and accrued expenses	291,690	117,641	109,975
Write-off of fully depreciated assets	(123,537)	(189,250)	(122,813)
Reclassification of assets held for sale (included in "other assets")	80,005	—	—
Redeemable Class A unit measurement adjustment	(76,073)	344,043	70,810
Decrease (increase) in accumulated other comprehensive loss due to change in fair value of consolidated interest rate swaps	51,337	(29,972)	(47,885)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	16,014	388,280	1,311,468
Decrease in assets and liabilities resulting from the deconsolidation of Moynihan Train Hall:
Real estate, net	—	(1,291,804)	—
Moynihan Train Hall Obligation	—	(1,291,804)	—
Investments received in exchange for transfer to Fifth Avenue and Times Square JV:
Preferred equity	—	—	2,327,750
Common equity	—	—	1,449,495
Lease liabilities arising from the recognition of right-of-use assets	—	—	526,866
Special dividend/distribution declared and payable on January 15, 2020	—	—	398,292
Recognition of negative basis related to the sale of our investment in 330 Madison Avenue	—	—	60,052
Amounts related to our investment in Pennsylvania Real Estate Investment Trust reclassified from "investments in partially owned entities" and "accumulated other comprehensive loss" to "marketable securities" upon conversion of operating partnership units to common shares	—	—	54,962
See notes to consolidated financial statements.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business
Vornado Realty Trust (“Vornado”) is a fully‑integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Accordingly, Vornado’s cash flow and ability to pay dividends to its shareholders are dependent upon the cash flow of the Operating Partnership and the ability of its direct and indirect subsidiaries to first satisfy their obligations to creditors. Vornado is the sole general partner of and owned approximately 92.6% of the common limited partnership interest in the Operating Partnership as of December 31, 2021. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We currently own all or portions of:
New York:
•67 Manhattan operating properties consisting of:
•20.6 million square feet of office space in 32 of the properties;
•2.7 million square feet of street retail space in 60 of the properties;
•1,674 units in eight Manhattan residential properties;
•Multiple development sites, including Hotel Pennsylvania;
•A 32.4% interest in Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX), which owns six properties in the greater New York metropolitan area, including 731 Lexington Avenue, the 1.1 million square foot Bloomberg, L.P. headquarters building, and The Alexander, a 312-unit apartment tower in Queens;
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
•A 25% interest in Vornado Capital Partners, our real estate fund (the "Fund"). We are the general partner and investment manager of the fund. The fund is in wind-down; and
•Other real estate and investments.
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
Significant Accounting Policies
Real Estate: Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment, including interest and debt expense, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of the redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over the estimated useful lives of these assets which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.
Upon the acquisition of real estate, we assess whether the transaction should be accounted for as an asset acquisition or as a business combination. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Our acquisitions of real estate generally will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related identified intangible assets).
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
220 Central Park South Condominium Units Ready For Sale: Our 220 Central Park South ("220 CPS") residential condominium units are reclassified from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale" upon receipt of the unit's temporary certificate of occupancy. These units are substantially complete and ready for sale. Each unit is carried at the lower of its carrying amount or fair value less costs to sell. We have used the relative sales value method to allocate costs to individual condominium units. GAAP income is recognized when legal title transfers upon closing of the condominium unit sales and is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. As of December 31, 2021 and 2020, none of the 220 CPS condominium units ready for sale had a carrying value that exceeded fair value.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.     Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Revenue Recognition:
•Rental revenues include revenues from the leasing of space at our properties to tenants, revenues from the Hotel Pennsylvania (permanently closed on April 5, 2021), trade shows, tenant services and parking garage revenues.
•Revenues from the leasing of space at our properties to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of common area maintenance expenses, and (ii) reimbursement of real estate taxes and insurance expenses. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.
•Revenues from fixed lease payments for operating leases in our portfolio are recognized on a straight-line basis over the non-cancelable term of the lease, together with renewal options that are reasonably certain of being exercised. We commence revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use.
•Revenue derived from the reimbursement of real estate taxes, insurance expenses and common area maintenance expenses are generally recognized in the same period as the related expenses are incurred.
•We recognize amortization of acquired below-market leases as an increase to rental revenues and amortization of acquired above-market leases as a decrease to rental revenues over the term of the lease (see Note 8 - Identified Intangible Assets and Liabilities).
•Hotel revenues arising from the operation of Hotel Pennsylvania, which we permanently closed on April 5, 2021, consists of room revenue, food and beverage revenue, and banquet revenue. Room revenues are recognized when the rooms are made available for the guest, in accordance with ASC 842.
•Trade shows revenues arising from the operation of trade shows is primarily booth rentals. These revenues are recognized upon the occurrence of the trade shows when the trade show booths are made available for use by the exhibitors, in accordance with ASC 842.
•Tenant services revenues arises from sub-metered electric, elevator, trash removal and other services provided to tenants at their request. These revenues are recognized as the services are transferred in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").
•Parking garage revenues arise from the operations of our parking facilities which charge a hourly or monthly fee to provide parking services. These revenues are recognized as the services are transferred in accordance with ASC 606.
•Fee and other income includes management, leasing and other revenue arising from contractual agreements with third parties or with partially owned entities and includes BMS cleaning, engineering and security services. This revenue is recognized as the services are transferred in accordance with ASC 606.
We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status and publicly available information about the financial condition of the tenant, the impact of COVID-19 on tenants' businesses, and other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written off when management deems that the collectability of substantially all future lease payments from a specific lease is not probable of collection, at which point, the Company will limit future rental revenues to cash received.
We have made a policy election in accordance with the FASB Staff Q&A which provides relief in accounting for leases during the COVID-19 pandemic, allowing us to continue recognizing rental revenue on a straight-line basis for rent deferrals, with no impact to revenue recognition, and to recognize rent abatements as a reduction to rental revenue in the period granted.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.     Basis of Presentation and Significant Accounting Policies - continued
Significant Accounting Policies - continued
Income Taxes: Vornado operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856‑860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Vornado distributes to its shareholders 100% of its REIT taxable income and therefore, no provision for Federal income taxes is required. Dividends distributed for the year ended December 31, 2021, were characterized, for federal income tax purposes, as 84.2% ordinary income under Section 199A of the Internal Revenue Code and 15.8% qualified dividend income (taxed as long-term capital gain). Dividends distributed for the year ended December 31, 2020, were characterized, for federal income tax purposes, as ordinary income. Dividends distributed for the year ended December 31, 2019, were characterized, for federal income tax purposes, as 62.1% ordinary income and 37.9% long-term capital gain.
 We have elected to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to Federal and State income tax at regular corporate tax rates. Farley Office and Retail, our 220 CPS condominium project and the operations of Hotel Pennsylvania, prior to its closure, are held through taxable REIT subsidiaries.
As of December 31, 2021 and 2020, our taxable REIT subsidiaries had deferred tax assets, net of valuation allowances, of $8,582,000 and $15,017,000, respectively, and are included in “other assets” on our consolidated balance sheets. As of December 31, 2021 and 2020, our taxable REIT subsidiaries had deferred tax liabilities of $40,591,000 and $29,348,000, respectively, which are included in "other liabilities" on our consolidated balance sheets. The deferred tax assets and liabilities relate to net operating loss carry forwards and temporary differences between the book and tax basis of assets and liabilities.
For the year ended December 31, 2021, we recognized $10,496,000 of income tax benefit based on an effective tax rate of approximately (5.3)%. For the years ended December 31, 2020 and 2019, we recognized $36,630,000 and $103,439,000 of income tax expense, respectively, based on effective tax rates of approximately (8.6)% and 3.0%, respectively. Income tax benefit (expense) recorded in each of the years primarily relates to our consolidated taxable REIT subsidiaries, and certain state, local, and franchise taxes. The year ended December 31, 2021 included $27,910,000 of income tax benefit recognized by our taxable REIT subsidiaries, $10,868,000 of income tax expense resulting from book to tax differences (primarily straight-line rent adjustments and depreciation) on our investment in Farley Office and Retail and $5,711,000 of income tax expense recognized on the sale of 220 CPS condominium units. The years ended December 31, 2020 and 2019, included $49,221,000 and $101,828,000, respectively, of income tax expense recognized on the sale of 220 CPS condominium units. The Company has no uncertain tax positions recognized as of December 31, 2021 and 2020.
The Operating Partnership’s partners are required to report their respective share of taxable income on their individual tax returns.
The estimated taxable income attributable to Vornado common shareholders (unaudited) for the years ended December 31, 2021, 2020 and 2019 was approximately $413,026,000, $419,812,000, and $917,162,000, respectively. The book to tax differences between net income (loss) and estimated taxable income primarily result from differences in the income recognition or deductibility of depreciation and amortization, gain or loss from the sale of real estate and other capital transactions, impairment losses, straight-line rent adjustments, stock option expense and repairs expense related to the tangible property regulations.
 The net basis of Vornado’s assets and liabilities for tax reporting purposes is approximately $2.6 billion lower than the amounts reported in Vornado’s consolidated balance sheet as of December 31, 2021.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the years ended December 31, 2021, 2020 and 2019 is set forth in Note 23 - Segment Information.

(Amounts in thousands)	For the Year Ended December 31, 2021
	Total	New York	Other
Property rentals	$1,354,209	$1,071,816	$282,393
Trade shows(1)	19,482	—	19,482
Lease revenues(2)	1,373,691	1,071,816	301,875
Tenant services	37,449	26,048	11,401
Parking revenues	13,391	11,370	2,021
Rental revenues	1,424,531	1,109,234	315,297
BMS cleaning fees	119,780	126,891	(7,111)	(3)
Management and leasing fees	11,725	12,177	(452)
Other income	33,174	9,297	23,877
Fee and other income	164,679	148,365	16,314
Total revenues	1,589,210	1,257,599	331,611
____________________
See notes on following page.

(Amounts in thousands)	For the Year Ended December 31, 2020
	Total	New York	Other
Property rentals(4)	$1,323,347	$1,051,009	$272,338
Hotel Pennsylvania(5)	8,741	8,741	—
Trade shows(1)	11,303	—	11,303
Lease revenues(2)	1,343,391	1,059,750	283,641
Tenant services	34,244	23,750	10,494
Rental revenues	1,377,635	1,083,500	294,135
BMS cleaning fees	105,536	112,112	(6,576)	(3)
Management and leasing fees	19,416	19,508	(92)
Other income	25,364	6,628	18,736
Fee and other income	150,316	138,248	12,068
Total revenues	$1,527,951	$1,221,748	$306,203
____________________
See notes on following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.     Revenue Recognition - continued

(Amounts in thousands)	For the Year Ended December 31, 2019
	Total	New York	Other
Property rentals(4)	$1,589,539	$1,300,385	$289,154
Hotel Pennsylvania	89,594	89,594	—
Trade shows	40,577	—	40,577
Lease revenues(2)	1,719,710	1,389,979	329,731
Tenant services	47,512	35,011	12,501
Rental revenues	1,767,222	1,424,990	342,232
BMS cleaning fees	124,674	133,358	(8,684)	(3)
Management and leasing fees	13,542	13,694	(152)
Other income	19,262	5,818	13,444
Fee and other income	157,478	152,870	4,608
Total revenues	$1,924,700	$1,577,860	$346,840
____________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(2)The components of lease revenues were as follows:

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Fixed billings	$1,277,645	$1,292,174	$1,531,917
Variable billings	108,850	126,907	199,291
Total contractual operating lease billings	1,386,495	1,419,081	1,731,208
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	(5,109)	(12,486)	5,739
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(7,695)	(63,204)	(17,237)
Lease revenues	$1,373,691	$1,343,391	$1,719,710
(3)Represents the elimination of theMART and 555 California Street BMS cleaning fees which are included as income in the New York segment.
(4)Reduced by $63,204 and $17,237 for the years ended December 31, 2020 and 2019, respectively, for the write-off of lease receivables deemed uncollectible (primarily write-offs of receivables arising from the straight-lining of rents).
(5)We temporarily closed the Hotel Pennsylvania on April 1, 2020 and on April 5, 2021, we permanently closed the hotel and plan to develop an office tower on the site.

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
    We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.3% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (3.79% as of December 31, 2021) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020.
On April 12, 2021, the Fund defaulted on the $82,750,000 non-recourse loan on 1100 Lincoln Road. The interest-only loan currently bears interest at a floating rate of prime plus 1.40% (4.65% as of December 31, 2021) and provides for additional default interest of 3.00%. The loan was scheduled to mature on July 27, 2021.
On December 7, 2021, the Fund completed the sale of the retail condominium located at 501 Broadway for $27,500,000. From the inception of this investment through its disposition, the Fund realized a $6,346,000 net loss.
    As of December 31, 2021, we had three real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $7,730,000, $328,055,000 below cost, and had remaining unfunded commitments of $28,465,000, of which our share was $8,849,000. As of December 31, 2020, we had four real estate fund investments with an aggregate fair value of $3,739,000.
    Below is a summary of income (loss) from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Net investment income (loss)	$6,445	$(220)	$2,027
Net unrealized income (loss) on held investments	3,257	(226,107)	(106,109)
Net realized income on exited investments	1,364	—	—
Income (loss) from real estate fund investments	11,066	(226,327)	(104,082)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(7,309)	163,213	55,274
Income (loss) from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$3,757	$(63,114)	$(48,808)
5.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of December 31, 2021, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties.
We also own $1.828 billion of preferred equity security interests in certain of the properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of December 31, 2021, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $387,402,000, the basis difference primarily resulting from non-cash impairment losses recognized during 2020. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.
Management, Development, Leasing and Other Agreements
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements, as described on the following page.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.    Investments in Partially Owned Entities - continued
Fifth Avenue and Times Square JV - continued
We receive an annual fee for managing the Properties equal to 2% of the gross revenues from the Properties. In addition, we are entitled to a development fee of 5% of development costs, plus reimbursement of certain costs, for development projects performed by us. We are entitled to 1.5% of development costs, plus reimbursement of certain costs, as a supervisory fee for development projects not performed by us. We provide leasing services for fees calculated based on a percentage of rents, less any commissions paid to third-party real estate brokers, if applicable. We jointly provide leasing services for the retail space with Crown Retail Services LLC, and exclusively provide leasing services for the office space. We recognized property management fee income, included in "fee and other income" on our consolidated statements of income, of $4,297,000, $3,982,000 and $3,085,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
BMS, our wholly-owned subsidiary, supervises cleaning, security and engineering services at certain of the Properties. We recognized income for these services, included in "fee and other income" on our consolidated statements of income, of $3,993,000, $3,595,000 and $3,087,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
We believe, based on comparable fees charged by other real estate companies, that the fees described above are consistent with the market.
Alexander’s, Inc
As of December 31, 2021, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable. As of December 31, 2021 and 2020, Alexander’s owed us an aggregate of $879,000 and $1,516,000, respectively, pursuant to such agreements.
On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000,000. As a result of the sale, we recognized our $2,956,000 share of the net gain and also received a $300,000 sales commission paid by Alexander's.
On October 4, 2021, Alexander's sold its Paramus, New Jersey property to IKEA Property, Inc. ("IKEA"), the tenant at the property, for $75,000,000 pursuant to IKEA's purchase option contained in the lease. The property was encumbered by a $68,000,000 mortgage loan which was repaid at closing of the sale. As a result of the sale, we recognized our $11,620,000 share of the net gain and also received a $750,000 sales commission paid by Alexander's.
As of December 31, 2021, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s December 31, 2021 closing share price of $260.30, was $430,554,000, or $339,149,000 in excess of the carrying amount on our consolidated balance sheet. As of December 31, 2021, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $30,081,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
Management, Development, Leasing and Other Agreements
We receive an annual fee for managing Alexander’s and all of its properties equal to the sum of (i) $2,800,000, (ii) 2% of the gross revenue from the Rego Park II Shopping Center, (iii) $0.50 per square foot of the tenant-occupied office and retail space at 731 Lexington Avenue, and (iv) $344,000, escalating at 3% per annum, for managing the common area of 731 Lexington Avenue. In addition, we are entitled to a development fee of 6% of development costs, as defined.
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
BMS, our wholly-owned subsidiary, supervises (i) cleaning, engineering and security services at Alexander’s 731 Lexington Avenue property and (ii) security services at Alexander’s Rego Park I, Rego Park II properties and The Alexander apartment tower. During the years ended December 31, 2021, 2020 and 2019, we recognized $4,234,000, $3,613,000 and $3,613,000 of income, respectively, for these services.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.     Investments in Partially Owned Entities - continued
Below is a schedule of our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2021	Balance as of December 31,
		2021	2020
Investments:
Fifth Avenue and Times Square JV (see page 90 for details)	51.5%	$2,770,633	$2,798,413
Partially owned office buildings/land(1)	Various	306,989	473,285
Alexander’s (see page 91 for details)	32.4%	91,405	82,902
Other investments(2)	Various	128,362	136,507
		$3,297,389	$3,491,107
Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(60,918)	$(55,340)
85 Tenth Avenue	49.9%	(18,067)	(13,080)
		$(78,985)	$(68,420)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021, see Note 7 - Acquisitions and Dispositions for details), 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

Below is a schedule of income (loss) from partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2021	For the Year Ended December 31,
		2021	2020		2019
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 90 for details):
Equity in net income(1)	51.5%	$47,144	$21,063		$31,130
Return on preferred equity, net of our share of the expense		37,416	37,357		27,586
Non-cash impairment loss		—	(413,349)		—
		84,560	(354,929)		58,716

Alexander's (see page 91 for details):
Equity in net income	32.4%	20,116	13,326	(2)	19,204
Net gain on sale of land		14,576	—		—
Management, leasing and development fees		5,429	5,309		4,575
		40,121	18,635		23,779

Partially owned office buildings(3)	Various	12,057	12,742		(3,443)

Other investments(4)	Various	(6,221)	(5,560)		(187)

		$130,517	$(329,112)		$78,865
____________________
(1)2021 includes decreases in our share of depreciation and amortization expense compared to the prior year of $17,448, primarily resulting from non-cash impairment losses recognized during 2020 (see page 90 for details). 2021 and 2020 include a $13,971 reduction in income related to a Forever 21 lease modification at 1540 Broadway. 2020 also includes $3,125 of write-offs of lease receivables deemed uncollectible.
(2)Includes our $4,846 share of write-offs of lease receivables deemed uncollectible.
(3)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021, see Note 7 - Acquisitions and Dispositions for details), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(4)Includes interests in Independence Plaza, Rosslyn Plaza, Urban Edge Properties (sold on March 4, 2019), Pennsylvania Real Estate Investment Trust (accounted for as a marketable security from March 12, 2019 and sold on January 23, 2020) and others.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.     Investments in Partially Owned Entities – continued
Below is a summary of the debt of our partially owned entities.

(Amounts in thousands)	Percentage Ownership at December 31, 2021	Maturity	Weighted Average Interest Rate at December 31, 2021	100% Partially Owned Entities’ Debt at December 31,(1)
				2021	2020
Mortgages Payable:
Partially owned office buildings(2)	Various	2022-2029	2.95%	$3,348,149	$3,622,572
Alexander's	32.4%	2024-2027	1.43%	1,096,544	1,164,544
Fifth Avenue and Times Square JV	51.5%	2022-2024	2.61%	950,000	950,000
Other(3)	Various	2022-2026	3.67%	1,292,012	1,288,265
________________________________________
(1)All amounts are non-recourse to us except (i) the $500,000 mortgage loan on 640 Fifth Avenue, included in the Fifth Avenue and Times Square JV, and (ii) the $300,000 mortgage loan on 7 West 34th Street.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Based on our ownership interest in the partially owned entities above, our pro rata share of the debt of these partially owned entities was $2,699,405,000 and $2,873,174,000 as of December 31, 2021 and 2020, respectively
Summary of Condensed Combined Financial Information
    The following is a summary of condensed combined financial information for all of our partially owned entities.

(Amounts in thousands)	As of December 31,
	2021	2020
Balance Sheet:
Assets	$12,689,000	$13,344,000
Liabilities	7,553,000	7,747,000
Noncontrolling interests	2,069,000	2,075,000
Equity	3,067,000	3,522,000

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Income Statement:
Total revenue	$1,184,000	$1,163,000	$1,504,000
Net income	190,000	45,000	39,000
Net income (loss) attributable to the entities	114,000	(33,000)	(32,000)
6.     220 Central Park South
During the year ended December 31, 2021, we closed on the sale of six condominium units at 220 CPS for net proceeds of $137,404,000 resulting in a financial statement net gain of $50,318,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $5,711,000 of income tax expense was recognized on our consolidated statements of income. In addition, during 2021 our taxable REIT subsidiaries recognized a $27,910,000 income tax benefit on our consolidated statements of income. From inception to December 31, 2021, we have closed on the sale of 106 units for net proceeds of $3,006,896,000 resulting in financial statement net gains of $1,117,255,000.
As of December 31, 2021, 95% of the condominium units have been sold.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.    Acquisitions and Dispositions
One Park Avenue
On August 5, 2021, pursuant to a right of first offer, we increased our ownership interest in One Park Avenue, a 944,000 square foot Manhattan office building, to 100.0% by acquiring our joint venture partner's 45.0% ownership interest in the property. The purchase price values the property at $875,000,000. We paid approximately $158,000,000 in cash and assumed our joint venture partner's share of the $525,000,000 mortgage loan (discussed below). We previously accounted for our investment under the equity method and have consolidated the accounts of the property from the date of acquisition of the additional 45.0% ownership interest. The aggregate purchase price and our existing basis in the property have been allocated between the assets acquired and the liabilities assumed (excluding working capital accounts) as follows:

(Amounts in thousands)
Assets:
Land	$197,057
Building and improvements	368,956
Identified intangible assets	139,545
Assets consolidated	705,558
Liabilities:
Mortgages payable	525,000
Deferred revenue	18,884
Liabilities consolidated	543,884
Net assets consolidated (excluding working capital)	$161,674
On February 26, 2021, the joint venture completed a $525,000,000 refinancing of One Park Avenue. The interest-only loan bears a rate of LIBOR plus 1.11% (1.22% as of December 31, 2021) and matures in March 2023, with three one-year extension options (March 2026, as fully extended). We realized our $105,000,000 share of net proceeds. The loan replaced the previous $300,000,000 loan that bore interest at LIBOR plus 1.75% and was scheduled to mature in March 2021.
Madison Avenue
On September 24, 2021, we sold three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue in two separate sale transactions for an aggregate sales price of $100,000,000. Net proceeds from the sales were $96,503,000. In connection with the sales, we recorded $7,880,000 of non-cash impairment losses which are included in "impairment losses, transaction related costs and other" on our consolidated statements of income.
SoHo Properties
On May 10, 2021, we entered into an agreement to sell two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street for a sales price of $84,500,000. On January 13, 2022, we completed the sale transaction and realized net proceeds of $81,399,000. In connection with the sale, we will recognize a net gain of approximately $850,000 in the first quarter of 2022. As of December 31, 2021, $80,005,000 of assets associated with these properties were classified as held-for-sale and are included in "other assets" on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.     Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of December 31,
	2021	2020
Identified intangible assets:
Gross amount	$252,081	$116,969
Accumulated amortization	(97,186)	(93,113)
Total, net	$154,895	$23,856
Identified intangible liabilities (included in deferred revenue):
Gross amount	$256,065	$273,902
Accumulated amortization	(212,245)	(238,541)
Total, net	$43,820	$35,361
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $9,249,000, $16,878,000 and $19,830,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2022 is as follows:

(Amounts in thousands)
2022	$5,531
2023	5,151
2024	2,056
2025	843
2026	201

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $7,330,000, $6,507,000 and $8,666,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated annual amortization of all other identified intangible assets including acquired in-place leases for each of the five succeeding years commencing January 1, 2022 is as follows:

(Amounts in thousands)
2022	$9,805
2023	8,743
2024	7,906
2025	6,330
2026	6,136

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.     Debt
Secured Debt
On March 7, 2021, we entered into an interest rate swap agreement for our $500,000,000 PENN 11 mortgage loan to swap the interest rate on the mortgage loan from LIBOR plus 2.75% to a fixed rate of 3.03% through March 2024. On December 1, 2021, we completed a loan modification which reduced the interest rate on the mortgage loan to LIBOR plus 1.95% (2.05% as of December 31, 2021) from LIBOR plus 2.75%, resulting in a fixed rate of 2.23% pursuant to the interest rate swap agreement.
On March 26, 2021, we completed a $350,000,000 refinancing of 909 Third Avenue, a 1.4 million square foot Manhattan office building. The interest-only loan bears a fixed rate of 3.23% and matures in April 2031. The loan replaced the previous $350,000,000 loan that bore interest at a fixed rate of 3.91% and was scheduled to mature in May 2021.
On May 10, 2021, we completed a $1.2 billion refinancing of 555 California Street, a three-building 1.8 million square foot office campus in San Francisco, in which we own a 70.0% controlling interest. The interest-only loan bears a rate of LIBOR plus 1.93% in years one through five (2.04% as of December 31, 2021), LIBOR plus 2.18% in year six and LIBOR plus 2.43% in year seven. The loan matures in May 2023, with five one-year extension options (May 2028 as fully extended). We swapped the interest rate on our $840,000,000 share of the loan to a fixed rate of 2.26% through May 2024. The loan replaced the previous $533,000,000 loan that bore interest at a fixed rate of 5.10% and was scheduled to mature in September 2021.
On May 28, 2021, we repaid the $675,000,000 mortgage loan on theMART, a 3.7 million square foot commercial building in Chicago, with proceeds from our senior unsecured notes offering discussed below. The loan bore interest at 2.70% and was scheduled to mature in September 2021.
On November 16, 2021, we completed a $950,000,000 refinancing of 1290 Avenue of the Americas, a 2.1 million square foot Class A Manhattan office building, in which we own a 70.0% controlling interest. The interest-only loan bears a rate of LIBOR plus 1.51% (1.62% as of December 31, 2021) in years one to five, increasing 0.25% in both years six and seven. The loan matures in November 2023 with five one-year extension options (November 2028 as fully extended). We defeased the existing $950,000,000 loan that bore interest at a fixed rate of 3.34% and was scheduled to mature in November 2022. As a result, we incurred $23,729,000 of defeasance costs, which are included in "interest and debt expense" on our consolidated statements of income, of which $7,119,000 is attributable to noncontrolling interest.
Unsecured Revolving Credit Facility
On April 15, 2021, we extended our $1.25 billion unsecured revolving credit facility from January 2023 (as fully extended) to April 2026 (as fully extended). The interest rate on the extended facility was lowered to LIBOR plus 0.90% from LIBOR plus 1.00%. We subsequently qualified for a sustainability margin adjustment by achieving certain key performance indicator (KPI) metrics, which reduced our interest rate by 0.01% to LIBOR plus 0.89%. The facility fee remains at 20 basis points. Our separate $1.50 billion unsecured revolving credit facility matures in March 2024 (as fully extended) and has an interest rate of LIBOR plus 0.90% and a facility fee of 20 basis points.
Senior Unsecured Notes
On May 24, 2021, we completed a green bond public offering of $400,000,000 2.15% senior unsecured notes due June 1, 2026 ("2026 Notes") and $350,000,000 3.40% senior unsecured notes due June 1, 2031 ("2031 Notes"). Interest on the senior unsecured notes is payable semi-annually on June 1 and December 1, commencing December 1, 2021. The 2026 Notes were sold at 99.86% of their face amount to yield 2.18% and the 2031 Notes were sold at 99.59% of their face amount to yield 3.45%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.     Debt - continued
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at December 31, 2021	Balance as of December 31,
		2021	2020
Mortgages Payable:
Fixed rate	2.80%	$2,190,000	$3,012,643
Variable rate	1.68%	3,909,215	2,595,815
Total	2.08%	6,099,215	5,608,458
Deferred financing costs, net and other		(45,872)	(27,909)
Total, net		$6,053,343	$5,580,549
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$450,000
Deferred financing costs, net and other		(10,208)	(3,315)
Senior unsecured notes, net		1,189,792	446,685

Unsecured term loan	3.70%	800,000	800,000
Deferred financing costs, net and other		(2,188)	(3,238)
Unsecured term loan, net		797,812	796,762

Unsecured revolving credit facilities	1.00%	575,000	575,000

Total, net		$2,562,604	$1,818,447
The net carrying amount of properties collateralizing the above indebtedness amounted to $5.6 billion as of December 31, 2021.
As of December 31, 2021, the principal repayments required for the next five years and thereafter are as follows:

(Amounts in thousands)	Mortgages Payable	Unsecured Debt
Year Ended December 31,
2022	$1,046,600	$—
2023	3,198,400	575,000
2024	773,215	800,000
2025	331,000	450,000
2026	—	400,000
Thereafter	750,000	350,000

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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Partnership Units - continued
Below are the details of redeemable noncontrolling partnership units.

(Amounts in thousands, except units and per unit amounts)	Balance as of December 31,				Units Outstanding as of December 31,		Per Unit Liquidation Preference	Preferred or Annual Distribution Rate
Unit Series	2021		2020		2021	2020
Common:
Class A units held by third parties	$587,440	(1)	$507,212	(1)	14,033,438	13,583,607	n/a	$2.12

Perpetual Preferred/Redeemable Preferred:
5.00% D-16 Cumulative Redeemable(2)	$—		$1,000		—	1	n/a	n/a
3.25% D-17 Cumulative Redeemable(3)	$3,535		$3,535		141,400	141,400	$25.00	$0.8125
________________________________________
(1)Aggregate redemption value was based on Vornado's year-end closing common share price.
(2)Redeemed on October 18, 2021.
(3)Holders may tender units for redemption to the Operating Partnership for cash at their stated redemption amount; Vornado, at its option, may assume that obligation and pay the holders either cash or Vornado preferred shares on a one-for-one basis. These units are redeemable at Vornado's option at any time.
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
Beginning balance	$511,747	$888,915
Net income (loss)	7,540	(24,946)
Other comprehensive income (loss)	4,048	(2,914)
Distributions	(29,901)	(32,595)
Redemption of Class A units for Vornado common shares, at redemption value	(14,576)	(9,266)
Redeemable Class A unit measurement adjustment	76,073	(344,043)
Other, net	36,044	36,596
Ending balance	$590,975	$511,747
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,659,000 and $50,002,000 as of December 31, 2021 and 2020, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest is developing Farley Office and Retail (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets as of December 31, 2021 and 2020. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the years ended December 31, 2021 and 2020.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. Redeemable Noncontrolling Interests - continued
Redeemable Noncontrolling Interest in a Consolidated Subsidiary - continued
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020
Beginning balance	$94,520	$—
Net income	3,188	544
Contributions	—	92,400
Other, net	—	1,576
Ending balance	$97,708	$94,520
11.     Shareholders' Equity/Partners' Capital
Common Shares (Vornado Realty Trust)
As of December 31, 2021, there were 191,723,608 common shares outstanding. During 2021, we paid an aggregate of $406,109,000 of common dividends comprised of quarterly common dividends of $0.53 per share.
Class A Units (Vornado Realty L.P.)
As of December 31, 2021, there were 191,723,608 Class A units outstanding that were held by Vornado. These units are classified as “partners’ capital” on the consolidated balance sheets of the Operating Partnership. As of December 31, 2021, there were 14,033,438 Class A units outstanding, that were held by third parties. These units are classified outside of “partners’ capital” as “redeemable partnership units” on the consolidated balance sheets of the Operating Partnership (See Note 10 – Redeemable Noncontrolling Interests). During 2021, the Operating Partnership paid an aggregate of $406,109,000 of distributions to Vornado comprised of quarterly common distributions of $0.53 per unit.
Preferred Shares/Units
On September 22, 2021, Vornado sold 12,000,000 4.45% Series O cumulative redeemable preferred shares at a price of $25.00 per share, pursuant to an effective registration statement. Vornado received aggregate net proceeds of $291,153,000, after underwriters' discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 12,000,000 4.45% Series O preferred units (with economic terms that mirror those of the Series O preferred shares). Dividends on the Series O preferred shares/units are cumulative and payable quarterly in arrears. The Series O preferred shares/units are not convertible into, or exchangeable for, any of our properties or securities. On or after five years from the date of issuance (or sooner under limited circumstances), Vornado may redeem the Series O preferred shares/units at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. The Series O preferred shares/units have no maturity date and will remain outstanding indefinitely unless redeemed by Vornado. Vornado used the net proceeds for the redemption of its 5.70% Series K cumulative redeemable preferred shares/units.
On October 13, 2021, we redeemed all of the outstanding 5.70% Series K preferred shares/units at their redemption price of $25.00 per share/unit, or $300,000,000 in the aggregate, plus accrued and unpaid dividends/distributions through the date of redemption. We recognized $9,033,000 of previously capitalized issuance costs in "Series K preferred share/unit issuance costs" on our consolidated statements of income during the third quarter of 2021, when the preferred shares/units were called for redemption.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.     Shareholders' Equity/Partners' Capital - continued
Preferred Shares/Units - continued
The following table sets forth the details of our preferred shares of beneficial interest and the preferred units of the Operating Partnership as of December 31, 2021 and 2020. During 2021, preferred dividends were $65,880,000.

(Amounts in thousands, except share/unit and per share/per unit amounts)
					Per Share/Unit
	Balance as of December 31,		Shares/Units Outstanding as of December 31,		Liquidation Preference	Annual Dividend/ Distribution(1)
Preferred Shares/Units	2021	2020	2021	2020
Convertible Preferred:
6.5% Series A: authorized 12,902 and 13,402 shares/units(2)	$920	$934	12,902	13,402	$50.00	$3.25
Cumulative Redeemable Preferred(3):
5.70% Series K: authorized 12,000,000 shares/units(4)	—	290,971	—	12,000,000	n/a	n/a
5.40% Series L: authorized 13,800,000 shares/units	290,306	290,306	12,000,000	12,000,000	25.00	1.35
5.25% Series M: authorized 13,800,000 shares/units	308,946	308,946	12,780,000	12,780,000	25.00	1.3125
5.25% Series N: authorized 12,000,000 shares/units	291,134	291,182	12,000,000	12,000,000	25.00	1.3125
4.45% Series O: authorized 12,000,000 shares/units(5)	291,153	—	12,000,000	—	25.00	1.1125
	$1,182,459	$1,182,339	48,792,902	48,793,402
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
(4)Redeemed on October 13, 2021.
(5)Issued in September 2021.
Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss by component for the year ended December 31, 2021.

(Amounts in thousands)	Total	Accumulated other comprehensive (loss) income of nonconsolidated subsidiaries	Interest rate swaps	Other
Balance as of December 31, 2020	$(75,099)	$(14,338)	$(66,098)	$5,337
Other comprehensive income (loss)	57,565	10,275	51,337	(4,047)
Balance as of December 31, 2021	$(17,534)	$(4,063)	$(14,761)	$1,290

12.     Variable Interest Entities
Unconsolidated VIEs
As of December 31, 2021 and 2020, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 5 – Investments in Partially Owned Entities). As of December 31, 2021 and 2020, the net carrying amount of our investments in these entities was $69,435,000 and $224,754,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of December 31, 2021, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,564,621,000 and $2,517,652,000 respectively. As of December 31, 2020, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,053,841,000 and $1,722,719,000, respectively.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) real estate fund investments, (ii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iii) loans receivable for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10"), (iv) interest rate swaps and (v) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

(Amounts in thousands)	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$7,730	$—	$—	$7,730
Deferred compensation plan assets ($9,104 included in restricted cash and $101,070 in other assets)	110,174	65,158	—	45,016
Loans receivable ($46,444 included in investments in partially owned entities and $3,738 in other assets)	50,182	—	—	50,182
Interest rate swaps and caps (included in other assets)	18,929	—	18,929	—
Total assets	$187,015	$65,158	$18,929	$102,928

Mandatorily redeemable instruments (included in other liabilities)	$49,659	$49,659	$—	$—
Interest rate swaps (included in other liabilities)	32,837	—	32,837	—
Total liabilities	$82,496	$49,659	$32,837	$—

(Amounts in thousands)	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$3,739	$—	$—	$3,739
Deferred compensation plan assets ($10,813 included in restricted cash and $94,751 in other assets)	105,564	65,636	—	39,928
Loans receivable ($43,008 included in investments in partially owned entities and $4,735 in other assets)	47,743	—	—	47,743
Interest rate swaps (included in other assets)	17	—	17	—
Total assets	$157,063	$65,636	$17	$91,410

Mandatorily redeemable instruments (included in other liabilities)	$50,002	$50,002	$—	$—
Interest rate swaps (included in other liabilities)	66,033	—	66,033	—
Total liabilities	$116,035	$50,002	$66,033	$—

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.     Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments
As of December 31, 2021, we had three real estate fund investments with an aggregate fair value of $7,730,000, or $328,055,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of assets)
Unobservable Quantitative Input	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Discount rates	12.0% to 15.0%	7.6% to 15.0%	13.2%	12.7%
Terminal capitalization rates	5.5% to 8.8%	5.5% to 10.3%	7.4%	7.9%
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
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
Beginning balance	$3,739	$222,649
Dispositions	(5,104)	—
Purchases/additional fundings	4,474	7,197
Net unrealized income (loss) on held investments	3,257	(226,107)
Net realized income on exited investments	1,364	—
Ending balance	$7,730	$3,739
Deferred Compensation Plan Assets
Deferred compensation plan assets that are classified as Level 3 consist of investments in limited partnerships and investment funds, which are managed by third parties. We receive quarterly financial reports that provide net asset values on a fair value basis from a third-party administrator, which are compiled from the quarterly reports provided to them from each limited partnership and investment fund. The period of time over which these underlying assets are expected to be liquidated is unknown. The third-party administrator does not adjust these values in determining our share of the net assets and we do not adjust these values when reported in our consolidated financial statements.
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020
Beginning balance	$39,928	$32,435
Purchases	5,705	8,766
Sales	(4,766)	(5,467)
Realized and unrealized gains	2,250	808
Other, net	1,899	3,386
Ending balance	$45,016	$39,928
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Discount rates	6.5%	6.5%	6.5%	6.5%
Terminal capitalization rates	5.0%	5.0%	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020
Beginning balance	$47,743	$59,251
Credit losses	—	(13,369)
Interest accrual	3,714	2,461
Paydowns	(1,275)	(600)
Ending balance	$50,182	$47,743
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
The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of December 31, 2021 and 2020, respectively.

(Amounts in thousands)	As of December 31, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap(1)	$11,814	$840,000	(2)	L+193	2.04%	2.26%	5/24
PENN 11 mortgage loan interest rate swap(3)	6,565	500,000		L+195	2.05%	2.23%	3/24
Various interest rate caps	550	1,650,000
	$18,929	$2,990,000

Included in other liabilities:
Unsecured term loan interest rate swap	$28,976	$750,000	(4)	L+100	1.10%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	3,861	100,000		L+180	1.91%	4.14%	1/25
	$32,837	$850,000
______________________________________________
(1)    Entered into on May 15, 2021.
(2)    Represents our 70.0% share of the $1.2 billion mortgage loan.
(3)    Entered into on March 7, 2021.
(4)    Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

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
______________________________________
(1)    Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13.     Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheet as of December 31, 2021. As of December 31, 2020, assets measured at fair value on a nonrecurring basis on our consolidated balance sheet consisted of real estate assets that have been written down to estimated fair value for impairment purposes. The impairment losses primarily relate to wholly owned street retail assets.
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

(Amounts in thousands)	As of December 31, 2021			As of December 31, 2020
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$1,346,684		$1,347,000	$1,476,427		$1,476,000
Debt:
Mortgages payable	$6,099,215		$6,052,000	$5,608,458		$5,612,000
Senior unsecured notes	1,200,000		1,230,000	450,000		476,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,674,215	(1)	$8,657,000	$7,433,458	(1)	$7,463,000
____________________
(1)Excludes $58,268 and $34,462 of deferred financing costs, net and other as of December 31, 2021 and 2020, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation
Vornado's 2019 Omnibus Share Plan (the “Plan") provides the Compensation Committee of Vornado's Board of Trustees (the "Committee") the ability to grant incentive and nonqualified Vornado stock options, restricted stock, restricted Operating Partnership units ("OP units"), out-performance plan awards ("OPPs"), appreciation-only long-term incentive plan units (“AO LTIP Units”) and performance conditioned appreciation-only long-term incentive plan units ("Performance Conditioned AO LTIP Units") to certain of our employees and officers. Awards may be granted up to a maximum 5,500,000 shares, if all awards granted are Full Value awards, as defined in the Plan, and up to 11,000,000 shares, if all of the awards granted are Not Full Value Awards, as defined in the Plan. Full Value Awards are awards of securities, such as restricted shares, that, if all vesting requirements are met, do not require the payment of an exercise price or strike price to acquire the securities. Not Full Value Awards are awards of securities, such as options, that do require the payment of an exercise price or strike price. As of December 31, 2021, Vornado has approximately 3,490,000 shares available for future grants under the Plan, if all awards granted are Full Value Awards, as defined.
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Below is a summary of our stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
OP Units	$27,698	$33,431	$39,969
OPPs	8,629	9,579	1,944
AO LTIP Units	877	3,955	2,636
Vornado stock options	456	656	547
Vornado restricted stock	450	649	549
Performance Conditioned AO LTIP Units	219	407	8,263
	$38,329	$48,677	$53,908
Below is a summary of unrecognized compensation expense for the year ended December 31, 2021.

(Amounts in thousands)	As of December 31, 2021	Weighted-Average Remaining Contractual Term
OP Units	$13,460	1.3
OPPs	5,104	2.0
AO LTIP Units	565	1.2
Vornado stock options	489	1.4
Vornado restricted stock	483	1.4
Performance Conditioned AO LTIP Units	94	1.0
	$20,195	1.5
OPPs
OPPs are multi-year, performance-based equity compensation plans under which participants have the opportunity to earn a class of units (“OPP units”) of the Operating Partnership if, and only if, Vornado outperforms a predetermined total shareholder return (“TSR”) and/or outperforms the market with respect to a relative TSR during the three-year or four-year performance period (the “Performance Period”) as described on the following page. OPP units, if earned, become convertible into Class A units of the Operating Partnership (and ultimately into Vornado common shares) following vesting.
2021 OPP
On January 12, 2021, the Committee approved the 2021 OPP, a multi-year, $30,000,000 performance-based equity compensation plan. Awards under the 2021 OPP may potentially be earned if Vornado (i) achieves a TSR greater than 28% over a four-year performance period (the “2021 OPP Absolute Component”), and /or (ii) achieves a TSR above a benchmark weighted index (the "Index"), comprised of 80% of the constituents of the SNL US Office REIT Index at the time awards were granted, and 20% of the constituents of the SNL US Retail Index at the time awards were granted, over the Performance Period (the “2021 OPP Relative Component”).

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation – continued
2021 OPP - continued
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
Below is the summary of the OPP units granted during the years December 31, 2021, 2020 and 2018.

Plan Year	Total Plan Notional Amount	Percentage of Notional Amount Granted	Grant Date Fair Value(1)	OPP Units Earned
2021	$30,000,000	99.1%	$9,950,000	To be determined in 2025
2020	35,000,000	94.0%	11,700,000	To be determined in 2023
2018	35,000,000	78.2%	10,300,000	Not earned
________________________________________
(1)    During the years ended December 31, 2021, 2020 and 2018, $6,140,000, $7,583,000 and $8,040,000, respectively, was immediately expensed on the respective grant date due to acceleration of vesting for employees who are retirement eligible (have reached age 65 or age 60 with at least 20 years of service).
Vornado Stock Options
Vornado stock options are granted at an exercise price equal to the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, generally vest over four years and expire ten years from the date of grant. Compensation expense related to Vornado stock option awards is recognized on a straight-line basis over the vesting period.
Below is a summary of Vornado’s stock option activity for the year ended December 31, 2021.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	765,637	$64.79
Exercised	(598)	36.72
Forfeited	(3,008)	56.92
Expired	(570,098)	64.70
Outstanding as of December 31, 2021	191,933	$65.27	5.75	$152,920
Options exercisable as of December 31, 2021	124,805	$70.13	4.71	$37,820
There were no Vornado stock options granted during the year ended December 31, 2021. The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2020 and 2019.

	As of December 31,
	2020	2019
Expected volatility	35% - 36%	35%
Expected life	5.0 years	5.0 years
Risk free interest rate	0.57% - 1.76%	2.50%
Expected dividend yield	3.2% - 3.4%	2.9%
The weighted average grant date fair value per share for options granted during the years ended December 31, 2020 and 2019 was $12.28 and $16.64, respectively. Cash received from option exercises for the years ended December 31, 2021, 2020 and 2019 was $22,000, $3,516,000 and $5,495,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $5,500, $859,000 and $18,954,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation – continued
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
Below is a summary of Performance Conditioned AO LTIP Units activity for the year ended December 31, 2021.

	Units		Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	496,792	(1)	$62.62
Outstanding as of December 31, 2021	496,792	(1)	$62.62	7.04	$—
Options exercisable at December 31, 2021	322,313		$62.62	7.04	$—
________________________________________
(1)     Granted in 2019 at a grant price of $64.48 and a fair value of $8,983,000 at the date of grant.
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
Below is a summary of AO LTIP Units activity for the year ended December 31, 2021.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	717,581	$59.71
Exercised	(16,669)	36.72
Forfeited	(60,927)	56.30
Expired	(72,246)	66.32
Outstanding as of December 31, 2021	567,739	$59.91	7.29	$640,711
Options exercisable as of December 31, 2021	327,535	$61.83	7.06	$279,164

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14.     Stock-based Compensation – continued
AO LTIP Units - continued
There were no AO LTIP Units granted during the year ended December 31, 2021. AO LTIP Units granted during the years ended December 31, 2020 and 2019 had a fair value of $4,319,000 and $3,429,000, respectively. The fair value of each AO LTIP Unit granted is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2020 and 2019.

	As of December 31,
	2020	2019
Expected volatility	35% - 36%	35%
Expected life	5.0 years	5.0 years
Risk free interest rate	0.57% - 1.76%	2.50%
Expected dividend yield	3.2% - 3.4%	2.90%
OP Units
OP Units are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant, vest ratably over four years and are subject to a taxable book-up event, as defined. Compensation expense related to OP Units is recognized ratably over the vesting period using a graded vesting attribution model. Distributions paid on unvested OP Units amounted to $2,634,000, $5,316,000 and $4,070,000 in the years ended December 31, 2021, 2020 and 2019, respectively.
Below is a summary of restricted OP unit activity for the year ended December 31, 2021.

Unvested Units	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	1,152,418	$53.17
Granted	816,019	32.10
Vested	(867,747)	42.11
Forfeited	(17,603)	52.73
Unvested as of December 31, 2021	1,083,087	53.99
OP Units granted in 2021, 2020 and 2019 had a fair value of $26,194,000, $18,013,000 and $58,732,000, respectively. The fair value of OP Units that vested during the years ended December 31, 2021, 2020 and 2019 was $36,541,000, $24,373,000 and $27,821,000, respectively.
 Vornado Restricted Stock
Vornado restricted stock awards are granted at the average of the high and low market price of Vornado’s common shares on the NYSE on the date of grant and generally vest over four years. Compensation expense related to Vornado’s restricted stock awards is recognized on a straight-line basis over the vesting period. Dividends paid on unvested Vornado restricted stock are charged directly to retained earnings and amounted to $35,000, $98,000 and $51,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
Below is a summary of Vornado’s restricted stock activity for the year ended December 31, 2021.

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	25,315	$60.06
Vested	(8,833)	64.17
Forfeited	(708)	58.56
Unvested as of December 31, 2021	15,774	57.82
There were no Vornado restricted stock awards granted during the year ended December 31, 2021. Vornado restricted stock awards granted in 2020 and 2019 had a fair value of $853,000 and $568,000, respectively. The fair value of restricted stock that vested during the years ended December 31, 2021, 2020, and 2019 was $567,000, $602,000 and $477,000, respectively.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15.    Impairment Losses, Transaction Related Costs and Other
The following table sets forth the details of impairment losses, transaction related costs and other:

(Amounts in thousands)	For the Year Ended December 31,
	2021		2020	2019
Real estate impairment losses	$(7,880)	(1)	$(236,286)	$(8,065)
Transaction related costs	(5,935)		(8,001)	(4,613)
608 Fifth Avenue lease liability extinguishment gain in 2020 and impairment loss and related write-offs in 2019	—		70,260	(93,860)
	$(13,815)		$(174,027)	$(106,538)
________________________________________
(1)See Note 7 - Acquisitions and Dispositions for additional information.
16.    Interest and Other Investment Income (Loss), Net
The following table sets forth the details of interest and other investment income (loss), net:

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Interest on loans receivable	$2,517	$3,384	$6,326
Interest on cash and cash equivalents and restricted cash	284	5,793	13,380
Credit losses on loans receivable	—	(13,369)	—
Market-to-market decrease in the fair value of marketable security (sold on January 23, 2020)	—	(4,938)	(5,533)
Dividends on marketable securities	—	—	3,938
Other, net	1,811	3,631	3,708
	$4,612	$(5,499)	$21,819
17.    Interest and Debt Expense
    The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Interest expense(1)	$249,169	$251,847	$335,016
Capitalized interest and debt expense	(38,320)	(41,056)	(72,200)
Amortization of deferred financing costs	20,247	18,460	23,807
	$231,096	$229,251	$286,623
________________________________________
(1)2021 includes $23,729 of defeasance costs, of which $7,119 is attributable to noncontrolling interest, in connection with the refinancing of 1290 Avenue of the Americas, a property in which we own a 70% controlling interest. See Note 9 - Debt for additional information. 2019 includes $22,540 of debt prepayment costs in connection with the redemption of $400,000 5.00% senior unsecured notes which were scheduled to mature in January 2022.

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

(Amounts in thousands, except per share amounts)	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Income (loss) from continuing operations, net of (income) loss attributable to noncontrolling interests	$175,999	$(297,005)	$3,147,965
Loss from discontinued operations	—	—	(28)
Net income (loss) attributable to Vornado	175,999	(297,005)	3,147,937
Preferred share dividends	(65,880)	(51,739)	(50,131)
Series K preferred share issuance costs	(9,033)	—	—
Net income (loss) attributable to common shareholders	101,086	(348,744)	3,097,806
Earnings allocated to unvested participating securities	(34)	(99)	(309)
Numerator for basic income (loss) per share	101,052	(348,843)	3,097,497
Impact of assumed conversions:
Convertible preferred share dividends	—	—	57
Earnings allocated to Out-Performance Plan units	—	—	9
Numerator for basic and diluted income (loss) per share	$101,052	$(348,843)	$3,097,563

Denominator:
Denominator for basic income (loss) per share – weighted average shares	191,551	191,146	190,801
Effect of dilutive securities(1):
Employee stock options, restricted stock awards, AO LTIP Units and OPPs	571	—	218
Convertible preferred shares	—	—	34
Denominator for diluted income (loss) per share – weighted average shares and assumed conversions	192,122	191,146	191,053

INCOME (LOSS) PER COMMON SHARE - BASIC:
Net income (loss) per common share	$0.53	$(1.83)	$16.23

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Net income (loss) per common share	$0.53	$(1.83)	$16.21
________________________________________
(1)The effect of dilutive securities excluded an aggregate of 13,835, 14,007 and 13,020 weighted average common share equivalents in the years ended December 31, 2021, 2020 and 2019, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18.    Income (Loss) Per Share/Income (Loss) Per Class A Unit – continued
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

(Amounts in thousands, except per unit amounts)	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Income (loss) from continuing operations, net of (income) loss attributable to noncontrolling interests in consolidated subsidiaries	$183,539	$(321,951)	$3,358,839
Loss from discontinued operations	—	—	(30)
Net income (loss) attributable to Vornado Realty L.P.	183,539	(321,951)	3,358,809
Preferred unit distributions	(66,035)	(51,904)	(50,296)
Series K preferred unit issuance costs	(9,033)	—	—
Net income (loss) attributable to Class A unitholders	108,471	(373,855)	3,308,513
Earnings allocated to unvested participating securities	(2,668)	(5,417)	(17,296)
Numerator for basic income (loss) per Class A unit	105,803	(379,272)	3,291,217
Impact of assumed conversions:
Convertible preferred unit distributions	—	—	57
Numerator for basic and diluted income (loss) per Class A unit	$105,803	$(379,272)	$3,291,274

Denominator:
Denominator for basic income (loss) per Class A unit – weighted average units	204,728	203,503	202,947
Effect of dilutive securities(1):
Vornado stock options, Vornado restricted stock awards, OP Units, AO LTIP Units and OPPs	916	—	267
Convertible preferred units	—	—	34
Denominator for diluted income (loss) per Class A unit – weighted average units and assumed conversions	205,644	203,503	203,248

INCOME (LOSS) PER CLASS A UNIT - BASIC:
Net income (loss) per Class A unit	$0.52	$(1.86)	$16.22

INCOME (LOSS) PER CLASS A UNIT - DILUTED:
Net income (loss) per Class A unit	$0.51	$(1.86)	$16.19
________________________________________
(1)The effect of dilutive securities excluded an aggregate of 313, 1,650 and 825 weighted average Class A unit equivalents in the years ended December 31, 2021, 2020 and 2019 respectively, as their effect was anti-dilutive.

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
As of December 31, 2021, future undiscounted cash flows under non-cancelable operating leases were as follows:

(Amounts in thousands)	As of December 31, 2021
For the year ended December 31,
2022	$1,313,854
2023	1,266,425
2024	1,132,125
2025	1,021,434
2026	977,834
Thereafter	7,068,874
As lessee
We have a number of ground leases which are classified as operating leases. As of December 31, 2021, our ROU assets and lease liabilities were $337,197,000 and $370,206,000, respectively. As of December 31, 2020, our ROU assets and lease liabilities were $367,365,000 and $401,008,000, respectively.
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
Certain of our ground leases are subject to fair market rent resets based on a percentage of the appraised value of the underlying assets at specified future dates. Fair market rent resets occurring during the lease term do not give rise to remeasurement of the related ROU assets and lease liabilities. Fair market rent resets occurring during the lease term, which may be material, will be recognized in the periods in which they are incurred as variable rent expense.
    The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2021, 2020 and 2019:

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Weighted average remaining lease term (in years)	44.4	44.8	40.2
Weighted average discount rate	4.85%	4.91%	4.84%
Cash paid for operating leases	$22,382	$23,932	$27,817
We recognize rent expense as a component of "operating" expenses on our consolidated statements of income. Rent expense is comprised of fixed and variable lease payments. The following table sets forth the details of rent expense for the years ended December 31, 2021, 2020 and 2019:

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Fixed rent expense	$24,901	$28,503	$33,738
Variable rent expense	13,078	1,178	1,978
Rent expense	$37,979	$29,681	$35,716

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
19. Leases - continued
As lessee - continued
As of December 31, 2021, future lease payments under operating ground leases were as follows:

(Amounts in thousands)	As of December 31, 2021
For the year ended December 31,
2022	$21,080
2023	22,802
2024	23,154
2025	23,522
2026	23,911
Thereafter	833,728
Total undiscounted cash flows	948,197
Present value discount	(577,991)
Lease liabilities	$370,206
Farley Office and Retail
The future lease payments detailed above exclude the ground and building lease at Farley Office and Retail. Our 95% consolidated joint venture has a 99-year triple-net lease with Empire State Development ("ESD") for 845,000 rentable square feet of commercial space at the property, comprised of approximately 730,000 square feet of office space and approximately 115,000 square feet of restaurant and retail space. Our lease of the commercial space at the property is accounted for as a “failed sale-leaseback” as a result of us being deemed the "accounting owner" during development of the property in accordance with ASC 842-40-55 and the lease subsequently meeting "finance lease" classification pursuant to ASC 842-40-25 upon substantial completion. The lease calls for annual rent payments and fixed payments in lieu of real estate taxes ("PILOT") through June 2030. Following the fixed PILOT payment period, the PILOT is calculated in a manner consistent with buildings subject to New York City real estate taxes and assessments. As of December 31, 2021, future rent and fixed PILOT payments are $542,631,000.
20. Multiemployer Benefit Plans
Our subsidiaries make contributions to certain multiemployer defined benefit plans (“Multiemployer Pension Plans”) and health plans (“Multiemployer Health Plans”) for our union represented employees, pursuant to the respective collective bargaining agreements.
Multiemployer Pension Plans
Multiemployer Pension Plans differ from single-employer pension plans in that (i) contributions to multiemployer plans may be used to provide benefits to employees of other participating employers and (ii) if other participating employers fail to make their contributions, each of our participating subsidiaries may be required to bear its then pro rata share of unfunded obligations. If a participating subsidiary withdraws from a plan in which it participates, it may be subject to a withdrawal liability. As of December 31, 2021, our subsidiaries’ participation in these plans was not significant to our consolidated financial statements.
In the years ended December 31, 2021, 2020 and 2019, we contributed $19,851,000, $7,049,000 and $10,793,000, respectively, towards Multiemployer Pension Plans, which is included as a component of “operating” expenses on our consolidated statements of income. During the year ended December 31, 2021, the Company funded its pension withdrawal liability in relation to the permanent closure of Hotel Pennsylvania which resulted in the Company funding more than 5% of total employer contributions to the related plan for the year. For our other Multiemployer Pension Plans, our subsidiaries’ contributions did not represent more than 5% of total employer contributions for the years ended December 31, 2021, 2020 and 2019.
Multiemployer Health Plans
Multiemployer Health Plans in which our subsidiaries participate provide health benefits to eligible active and retired employees. In the years ended December 31, 2021, 2020 and 2019, our subsidiaries contributed $23,431,000, $26,938,000 and $32,407,000, respectively, towards these plans, which is included as a component of “operating” expenses on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21.     Commitments and Contingencies
Insurance
For our properties, we maintain general liability insurance with limits of $300,000,000 per occurrence and per property, of which $250,000,000 includes communicable disease coverage, and we maintain all risk property and rental value insurance with limits of $2.0 billion per occurrence, with sub-limits for certain perils such as flood and earthquake, excluding communicable disease coverage. Our California properties have earthquake insurance with coverage of $350,000,000 per occurrence and in the aggregate, subject to a deductible in the amount of 5% of the value of the affected property. We maintain coverage for certified terrorism acts with limits of $6.0 billion per occurrence and in the aggregate (as listed below), $1.2 billion for non-certified acts of terrorism, and $5.0 billion per occurrence and in the aggregate for terrorism involving nuclear, biological, chemical and radiological (“NBCR”) terrorism events, as defined by the Terrorism Risk Insurance Act of 2002, as amended to date and which has been extended through December 2027.
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,785,910 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
Certain condominiums in which we own an interest (including our leasehold interest in the Farley Condominiums) own insurance policies with different per occurrence and aggregate limits than our policies described above.
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
In July 2018, we leased 78,000 square feet at 345 Montgomery Street in San Francisco, CA, to a subsidiary of Regus PLC, for an initial term of 15 years. The obligations under the lease were guaranteed by Regus PLC in an amount of up to $90,000,000. The tenant purported to terminate the lease prior to space delivery. We commenced a suit on October 23, 2019 seeking to enforce the lease and the guaranty. On May 11, 2021, the court issued a final statement of decision in our favor and on July 7, 2021, the Regus subsidiary appealed the decision. On October 9, 2020, the successor to Regus PLC filed for bankruptcy in Luxembourg. We are actively pursuing claims relating to the guaranty against the successor to Regus PLC and its parent in Luxembourg and other jurisdictions.
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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to ESD, an entity of New York State, for Farley Office and Retail. As of December 31, 2021, the aggregate dollar amount of these guarantees and master leases is approximately $1,648,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
21. Commitments and Contingencies – continued
Other Commitments and Contingencies - continued
As of December 31, 2021, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) is developing Farley Office and Retail. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of December 31, 2021, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the December 31, 2021 fair value of the Fund assets, at liquidation we would be required to make a $27,100,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of December 31, 2021, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of December 31, 2021, we have construction commitments aggregating approximately $494,000,000.
22.     Related Party Transactions
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
Interstate Properties (“Interstate”)
Interstate is a general partnership in which Mr. Roth is the managing general partner. David Mandelbaum and Russell B. Wight, Jr., Trustees of Vornado and Directors of Alexander’s, respectively, are Interstate’s two other general partners. As of December 31, 2021, Interstate and its partners beneficially owned an aggregate of approximately 6.9% of the common shares of beneficial interest of Vornado and 26.1% of Alexander’s common stock.
We manage and lease the real estate assets of Interstate pursuant to a management agreement for which we receive an annual fee equal to 4% of annual base rent and percentage rent. The management agreement has a term of one year and is automatically renewable unless terminated by either of the parties on 60 days’ notice at the end of the term. We believe, based upon comparable fees charged by other real estate companies, that the management agreement terms are consistent with the market. We earned $203,000, $203,000, and $300,000 of management fees under the agreement for the years ended December 31, 2021, 2020 and 2019, respectively.
Fifth Avenue and Times Square JV
We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements. These agreements are described in Note 5 - Investments in Partially Owned Entities. Haim Chera, Executive Vice President - Head of Retail, has an investment in Crown Acquisitions Inc. and Crown Retail Services LLC (collectively, "Crown"), companies controlled by Mr. Chera's family. Crown has a nominal minority interest in Fifth Avenue and Times Square JV. Additionally, we have other investments with Crown.

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
Below is a summary of NOI at share, NOI at share - cash basis and selected balance sheet data by segment for the years ended December 31, 2021, 2020 and 2019.

(Amounts in thousands)	For the Year Ended December 31, 2021
	Total	New York	Other
Total revenues	$1,589,210	$1,257,599	$331,611
Operating expenses	(797,315)	(626,386)	(170,929)
NOI - consolidated	791,895	631,213	160,682
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,385)	(38,980)	(30,405)
Add: NOI from partially owned entities	310,858	300,721	10,137
NOI at share	1,033,368	892,954	140,414
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,318	(1,188)	2,506
NOI at share - cash basis	$1,034,686	$891,766	$142,920

Balance Sheet Data:
Real estate, at cost	$13,217,845	$10,702,008	$2,515,837
Investments in partially owned entities	3,297,389	3,265,933	31,456
Total assets	17,266,588	15,969,498	1,297,090

(Amounts in thousands)	For the Year Ended December 31, 2020
	Total	New York	Other
Total revenues	$1,527,951	$1,221,748	$306,203
Operating expenses	(789,066)	(640,531)	(148,535)
NOI - consolidated	738,885	581,217	157,668
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(72,801)	(43,773)	(29,028)
Add: NOI from partially owned entities	306,495	296,447	10,048
NOI at share	972,579	833,891	138,688
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	46,246	36,715	9,531
NOI at share - cash basis	$1,018,825	$870,606	$148,219

Balance Sheet Data:
Real estate, at cost	$12,087,943	$9,581,830	$2,506,113
Investments in partially owned entities	3,491,107	3,459,142	31,965
Total assets	16,221,822	15,046,469	1,175,353

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
23. Segment Information - continued

(Amounts in thousands)	For the Year Ended December 31, 2019
	Total	New York	Other
Total revenues	$1,924,700	$1,577,860	$346,840
Operating expenses	(917,981)	(758,304)	(159,677)
NOI - consolidated	1,006,719	819,556	187,163
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,332)	(40,896)	(28,436)
Add: NOI from partially owned entities	322,390	294,168	28,222
NOI at share	1,259,777	1,072,828	186,949
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(6,060)	(12,318)	6,258
NOI at share - cash basis	$1,253,717	$1,060,510	$193,207
Below is a reconciliation of net income (loss) to NOI at share and NOI at share - cash basis for the years ended December 31, 2021, 2020 and 2019.

(Amounts in thousands)	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$207,553	$(461,845)	$3,334,262
Depreciation and amortization expense	412,347	399,695	419,107
General and administrative expense	134,545	181,509	169,920
Impairment losses, transaction related costs and other	13,815	174,027	106,538
(Income) loss from partially owned entities	(130,517)	329,112	(78,865)
(Income) loss from real estate fund investments	(11,066)	226,327	104,082
Interest and other investment (income) loss, net	(4,612)	5,499	(21,819)
Interest and debt expense	231,096	229,251	286,623
Net gain on transfer to Fifth Avenue and Times Square JV	—	—	(2,571,099)
Net gains on disposition of wholly owned and partially owned assets	(50,770)	(381,320)	(845,499)
Income tax (benefit) expense	(10,496)	36,630	103,439
Loss from discontinued operations	—	—	30
NOI from partially owned entities	310,858	306,495	322,390
NOI attributable to noncontrolling interests in consolidated subsidiaries	(69,385)	(72,801)	(69,332)
NOI at share	1,033,368	972,579	1,259,777
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,318	46,246	(6,060)
NOI at share - cash basis	$1,034,686	$1,018,825	$1,253,717

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
24. Subsequent Event
2022 Long-Term Performance Award
On January 12, 2022, the Compensation Committee approved the 2022 Long-Term Performance Plan (“LTPP”), a multi-year, LTIP units-based performance equity compensation plan. Awards under the 2022 LTPP are bifurcated between operational performance (50%) and relative performance (50%) measurements and may be earned at specified threshold, target and maximum levels.
The operational component awards may be earned based on Vornado’s 2022 operational performance in the following categories:
•Comparable FFO per share (75% weighting); and
•ESG performance metrics consisting of greenhouse emissions reductions, GRESB score and Green Building Certification (LEED) achievements (aggregate 25% weighting).
Any LTPP award units tentatively earned based on Vornado’s 2022 operational performance are subject to an absolute return modifier pursuant to which such award units are subject to a potential reduction (but not increase) of up to 30% if Vornado’s aggregate total 3-year TSR for 2022-2025 is below specified levels.
Awards under relative components may be earned based on Vornado’s 3-year TSR, measured against the Dow Jones U.S. Real Estate Office Index (50% weighting) and a Northeast peer group custom index (50% weighting). Awards earned under the relative component of the LTPP are subject to reductions of up to 30% if Vornado’s 3-year TSR is below specified levels.
If the designated performance objectives are achieved, awards earned under 2022 LTPP will vest 50% in January 2025 and 50% in January 2026. In addition, the Chief Executive Officer is required to hold any earned and vested awards for three years following each such vesting date and all other award recipients are required to hold such awards for one year following each such vesting date. Dividends on awards granted under the 2022 LTPP accrue during the applicable performance period and are paid to participants if awards are ultimately earned based on the achievement of the designated performance objectives.
Sale of SoHo Properties
On January 13, 2022, we sold two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street. See Note 7 - Acquisitions and Dispositions for additional information.

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
As of December 31, 2021, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Vornado Realty Trust
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty Trust and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 14, 2022, expressed an unqualified opinion on those financial statements.
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
February 14, 2022

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
As of December 31, 2021, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021 was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Vornado Realty L.P.
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vornado Realty L.P. and subsidiaries (the “Partnership”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Partnership and our report dated February 14, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2022

ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to trustees of Vornado, the Operating Partnership’s sole general partner, including its audit committee and audit committee financial expert, will be contained in Vornado’s definitive Proxy Statement involving the election of Vornado’s trustees which Vornado will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2021, and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
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

Name	Age	PRINCIPAL OCCUPATION, POSITION AND OFFICE (Current and during past five years with Vornado unless otherwise stated)

Steven Roth	80	Chairman of the Board; Chief Executive Officer since April 2013 and from May 1989 to May 2009; Managing General Partner of Interstate Properties, an owner of shopping centers and an investor in securities and partnerships; Chief Executive Officer of Alexander’s, Inc. since March 1995, a Director since 1989, and Chairman of the Board since May 2004.

Michael J. Franco	53	President and Chief Financial Officer since December 2020; President since April 2019; Executive Vice President - Chief Investment Officer from April 2015 to April 2019; Executive Vice President - Head of Acquisitions and Capital Markets from November 2010 to April 2015.

Haim Chera	52	Executive Vice President - Head of Retail since April 2019; Principal at Crown Acquisitions from January 2000 - April 2019.

Barry S. Langer	43	Executive Vice President - Development - Co-Head of Real Estate since April 2019; Executive Vice President - Head of Development from May 2015 to April 2019.

Glen J. Weiss	52	Executive Vice President - Office Leasing - Co-Head of Real Estate since April 2019; Executive Vice President - Office Leasing from May 2013 to April 2019.
Vornado, the Operating Partnership’s sole general partner, has adopted a Code of Business Conduct and Ethics that applies to all officers and employees. This Code is available on Vornado’s website at www.vno.com.
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
Equity compensation plan information
The following table provides information as of December 31, 2021 regarding Vornado’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	6,099,655	(1)	$65.27	3,489,732	(2)
Equity compensation awards not approved by security holders	—		—	—
Total	6,099,655		$65.27	3,489,732
________________________________________
(1)Includes shares/units of (i) 191,933 Vornado Stock Options (124,805 of which are vested and exercisable), (ii) 567,739 Appreciation-Only Long-Term Incentive Plan ("AO LTIP") units (327,535 of which are vested and exercisable), (iii) 496,762 Performance Conditioned AO LTIP units (322,313 of which are vested and exercisable), (iv) 2,911,216 restricted Operating Partnership units (1,828,129 of which are vested and exercisable) and (v) 1,932,005 unearned Out-Performance Plan ("OPP") units, which do not have an exercise price. OPP units, if earned, become convertible into Class A units of the Operating Partnership (and ultimately into Vornado common shares) following vesting.
Does not include 15,774 shares of Vornado Restricted Stock, as they have been reflected in Vornado's total shares outstanding.
(2)Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined, the number of securities available for future grants is approximately 6,980,000 shares.
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

Page in this Annual Report on Form 10-K
III--Real Estate and Accumulated Depreciation as of December 31, 2021, 2020 and 2019	125
Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)		Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
			Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
New York
Manhattan
1290 Avenue of the Americas	$950,000		$518,244	$926,992	$268,355	$518,244	$1,195,347	$1,713,591	$440,097	1963	2007	(4)
One Park Avenue	525,000		197,057	369,016	1,525	197,057	370,541	567,598	4,538	1926	2021	(4)
350 Park Avenue	400,000		265,889	363,381	49,025	265,889	412,406	678,295	157,691	1960	2006	(4)
PENN 1	—		—	412,169	675,839	—	1,088,008	1,088,008	364,744	1972	1998	(4)
100 West 33rd Street	398,402		242,776	247,970	44,038	242,776	292,008	534,784	115,295	1911	2007	(4)
150 West 34th Street	205,000		119,657	268,509	—	119,657	268,509	388,166	44,192	1900	2015	(4)
PENN 2	575,000	(5)	53,615	164,903	261,859	52,689	427,688	480,377	106,149	1968	1997	(4)
90 Park Avenue	—		8,000	175,890	198,970	8,000	374,860	382,860	177,978	1964	1997	(4)
Manhattan Mall	181,598		88,595	113,473	31,237	88,595	144,710	233,305	52,851	2009	2007	(4)
770 Broadway	700,000		52,898	95,686	188,436	52,898	284,122	337,020	127,420	1907	1998	(4)
888 Seventh Avenue	299,400		—	117,269	164,940	—	282,209	282,209	153,517	1980	1998	(4)
PENN 11	500,000		40,333	85,259	118,666	40,333	203,925	244,258	93,045	1923	1997	(4)
909 Third Avenue	350,000		—	120,723	121,136	—	241,859	241,859	122,466	1969	1999	(4)
150 East 58th Street	—		39,303	80,216	57,661	39,303	137,877	177,180	71,938	1969	1998	(4)
595 Madison Avenue	—		62,731	62,888	68,956	62,731	131,844	194,575	53,220	1968	1999	(4)
330 West 34th Street	—		—	8,599	154,213	—	162,812	162,812	49,803	1925	1998	(4)
715 Lexington Avenue	—		—	26,903	20,217	30,085	17,035	47,120	965	1923	2001	(4)
484-486 Broadway	—		10,000	6,688	7,358	10,000	14,046	24,046	4,235	2009	2007	(4)
4 Union Square South	120,000		24,079	55,220	11,398	24,079	66,618	90,697	25,826	1965/2004	1993	(4)
Farley Office and Retail	—		—	476,235	911,408	—	1,387,643	1,387,643	4,189	1912	2018	(4)
260 Eleventh Avenue	—		—	80,482	5,530	—	86,012	86,012	14,146	1911	2015	(4)
510 Fifth Avenue	—		34,602	18,728	36,745	48,403	41,672	90,075	12,270		2010	(4)
606 Broadway	74,119		45,406	8,993	51,709	45,298	60,810	106,108	4,213		2016	(4)
40 Fulton Street	—		15,732	26,388	41,597	15,732	67,985	83,717	25,521	1987	1998	(4)
443 Broadway	—		11,187	41,186	(36,197)	3,457	12,719	16,176	391		2013	(4)
435 Seventh Avenue	95,696		19,893	19,091	2,166	19,893	21,257	41,150	10,732	2002	1997	(4)
692 Broadway	—		6,053	22,908	3,901	6,053	26,809	32,862	11,503		2005	(4)
131-135 West 33rd Street	—		8,315	21,312	477	8,315	21,789	30,104	3,161		2016	(4)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
New York - continued
Manhattan - continued
304 Canal Street	$—	$3,511	$12,905	$(8,456)	$1,771	$6,189	$7,960	$169	1910	2014	(4)
1131 Third Avenue	—	7,844	7,844	5,683	7,844	13,527	21,371	3,093		1997	(4)
431 Seventh Avenue	—	16,700	2,751	—	16,700	2,751	19,451	1,014		2007	(4)
138-142 West 32nd Street	—	9,252	9,936	2,002	9,252	11,938	21,190	1,844	1920	2015	(4)
334 Canal Street	—	1,693	6,507	(1,170)	752	6,278	7,030	205		2011	(4)
966 Third Avenue	—	8,869	3,631	—	8,869	3,631	12,500	756		2013	(4)
148 Spring Street	—	3,200	8,112	398	3,200	8,510	11,710	2,941		2008	(4)
150 Spring Street	—	3,200	5,822	312	3,200	6,134	9,334	2,109		2008	(4)
137 West 33rd Street	—	6,398	1,550	—	6,398	1,550	7,948	262	1932	2015	(4)
825 Seventh Avenue	—	1,483	697	3,940	1,483	4,637	6,120	829		1997	(4)
537 West 26th Street	—	10,370	17,632	19,925	26,631	21,296	47,927	2,062		2018	(4)
339 Greenwich Street	—	2,622	12,333	(10,019)	865	4,071	4,936	123		2017	(4)
PENN 15 (Hotel Pennsylvania site)	—	29,903	121,712	266,365	29,903	388,077	417,980	145,938	1919	1997	(4)
Other (Including Signage)	—	140,477	31,892	3,477	94,788	81,058	175,846	23,571
Total Manhattan	5,374,215	2,109,887	4,660,401	3,743,622	2,111,143	8,402,767	10,513,910	2,437,012

Other Properties
33-00 Northern Boulevard, Queens, New York	100,000	46,505	86,226	14,493	46,505	100,719	147,224	17,829	1915	2015	(4)
Paramus, New Jersey	—	—	—	23,348	1,036	22,312	23,348	19,393	1967	1987	(4)
Total Other Properties	100,000	46,505	86,226	37,841	47,541	123,031	170,572	37,222

Total New York	5,474,215	2,156,392	4,746,627	3,781,463	2,158,684	8,525,798	10,684,482	2,474,234

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(Amounts in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	Encumbrances (1)	Initial cost to company		Costs capitalized subsequent to acquisition	Gross amount at which carried at close of period			Accumulated depreciation and amortization	Date of construction (3)	Date acquired	Life on which depreciation in latest income statement is computed
		Land	Buildings and improvements		Land	Buildings and improvements	Total (2)
Other
theMART
theMART, Illinois	$—	$64,528	$319,146	$413,854	$64,535	$732,993	$797,528	$369,439	1930	1998	(4)
527 West Kinzie, Illinois	—	5,166	—	197	5,166	197	5,363	—		1998
Piers 92 and 94, New York	—	—	—	19,144	—	19,144	19,144	3,905		2008	(4)
Total theMART	—	69,694	319,146	433,195	69,701	752,334	822,035	373,344

555 California Street, California	1,200,000	223,446	895,379	256,718	223,446	1,152,097	1,375,543	395,120	1922,1969 -1970	2007	(4)
220 Central Park South, New York	—	115,720	16,445	(106,014)	—	26,151	26,151	—		2005	(4)
Borgata Land, Atlantic City, NJ	—	83,089	—	—	83,089	—	83,089	—		2010
759-771 Madison Avenue (40 East 66th) Residential, New York	—	8,454	13,321	(8,193)	5,273	8,309	13,582	3,101		2005	(4)
Annapolis, Maryland	—	—	9,652	—	—	9,652	9,652	4,713		2005	(4)
Wayne Towne Center, New Jersey	—	—	26,137	47,347	—	73,484	73,484	34,112		2010	(4)
Other	—	—	—	10,035	—	10,035	10,035	1,942			(4)
Total Other	1,200,000	500,403	1,280,080	633,088	381,509	2,032,062	2,413,571	812,332

Leasehold improvements equipment and other	—	—	—	119,792	—	119,792	119,792	89,781

Total December 31, 2021	$6,674,215	$2,656,795	$6,026,707	$4,534,343	$2,540,193	$10,677,652	$13,217,845	$3,376,347
________________________________________
(1)Represents contractual debt obligations.
(2)The net basis of Vornado's assets and liabilities for tax reporting purposes is approximately $2.6 billion lower than the amounts reported for financial statement purposes.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)
The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2021	2020	2019
Real Estate
Balance at beginning of period	$12,087,943	$13,074,012	$16,237,883
Additions during the period:
Land	197,057	1,372	46,074
Buildings & improvements and other	1,286,474	1,127,593	1,391,784
	13,571,474	14,202,977	17,675,741
Less: Assets sold, written-off, reclassified to ready for sale and deconsolidated	353,629	2,115,034	4,601,729
Balance at end of period	$13,217,845	$12,087,943	$13,074,012

Accumulated Depreciation
Balance at beginning of period	$3,169,446	$3,015,958	$3,180,175
Additions charged to operating expenses	362,311	344,301	360,194
	3,531,757	3,360,259	3,540,369
Less: Accumulated depreciation on assets sold, written-off and deconsolidated	155,410	190,813	524,411
Balance at end of period	$3,376,347	$3,169,446	$3,015,958

(b)    Exhibits:

Exhibit No.
2.1		—	Master Transaction Agreement, dated as of October 31, 2016, by and among Vornado Realty Trust, Vornado Realty L.P., JBG Properties, Inc., JBG/Operating Partners, L.P., certain affiliates of JBG Properties Inc. and JBG/Operating Partners set forth on Schedule A thereto, JBG SMITH Properties and JBG SMITH Properties LP. Incorporated by reference to Exhibit 2.1 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (File No.001-11954), filed February 13, 2017	*

3.1		—	Articles of Restatement of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on July 30, 2007 - Incorporated by reference to Exhibit 3.75 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-11954), filed on July 31, 2007	*

3.2		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 25, 2018 - Incorporated by reference to Exhibit 3.55 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018	*

3.3		—	Articles of Amendment to Declaration of Trust, dated September 30, 2016 – Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

3.4		—	Articles of Amendment of Vornado Realty Trust, as filed with the State Department of Assessments and Taxation of Maryland on October 4, 2016—Incorporated by reference to Annex B to Vornado Realty Trust's Definitive Proxy Statement on Schedule 14A (File No. 001-11954), filed on April 8, 2016.	*

3.5		—	Articles of Amendment to Declaration of Trust, dated June 13, 2018 - Incorporated by reference to Exhibit 3.54 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-11954), filed on July 30, 2018	*

3.6		—	Articles of Amendment to Declaration of Trust, dated August 7, 2019 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.7		—	Articles Supplementary, 5.40% Series L Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value – Incorporated by reference to Exhibit 3.6 to Vornado Realty Trust’s Registration Statement on Form 8-A (File No. 001-11954), filed on January 25, 2013	*

3.8		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series M Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.7 to Vornado Realty Trust's Registration Statement on Form 8-A (File No. 001-11954), filed on December 13, 2017	*

3.9		—	Articles Supplementary Classifying Vornado Realty Trust's 5.25% Series N Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.10		—	Articles Supplementary Classifying Vornado Realty Trust's 4.45% Series O Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, no par value - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

3.11		—	Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of October 20, 1997 (the “Partnership Agreement”) – Incorporated by reference to Exhibit 3.26 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.12		—	Amendment to the Partnership Agreement, dated as of December 16, 1997 – Incorporated by reference to Exhibit 3.27 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.13		—	Second Amendment to the Partnership Agreement, dated as of April 1, 1998 – Incorporated by reference to Exhibit 3.5 to Vornado Realty Trust’s Registration Statement on Form S-3 (File No. 333-50095), filed on April 14, 1998	*

3.14		—	Third Amendment to the Partnership Agreement, dated as of November 12, 1998 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 30, 1998	*

3.15		—	Fourth Amendment to the Partnership Agreement, dated as of November 30, 1998 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on February 9, 1999	*

3.16		—	Fifth Amendment to the Partnership Agreement, dated as of March 3, 1999 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on March 17, 1999	*

3.17		—	Sixth Amendment to the Partnership Agreement, dated as of March 17, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.18		—	Seventh Amendment to the Partnership Agreement, dated as of May 20, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.19		—	Eighth Amendment to the Partnership Agreement, dated as of May 27, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on July 7, 1999	*

3.20		—	Ninth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

3.21		—	Tenth Amendment to the Partnership Agreement, dated as of September 3, 1999 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on October 25, 1999	*

________________________________
	*		Incorporated by reference

3.22		—	Eleventh Amendment to the Partnership Agreement, dated as of November 24, 1999 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 23, 1999	*

3.23		—	Twelfth Amendment to the Partnership Agreement, dated as of May 1, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on May 19, 2000	*

3.24		—	Thirteenth Amendment to the Partnership Agreement, dated as of May 25, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 16, 2000	*

3.25		—	Fourteenth Amendment to the Partnership Agreement, dated as of December 8, 2000 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on December 28, 2000	*

3.26		—	Fifteenth Amendment to the Partnership Agreement, dated as of December 15, 2000 - Incorporated by reference to Exhibit 4.35 to Vornado Realty Trust’s Registration Statement on Form S-8 (File No. 333-68462), filed on August 27, 2001	*

3.27		—	Sixteenth Amendment to the Partnership Agreement, dated as of July 25, 2001 - Incorporated by reference to Exhibit 3.3 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.28		—	Seventeenth Amendment to the Partnership Agreement, dated as of September 21, 2001 - Incorporated by reference to Exhibit 3.4 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on October 12, 2001	*

3.29		—	Eighteenth Amendment to the Partnership Agreement, dated as of January 1, 2002 - Incorporated by reference to Exhibit 3.1 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 001-11954), filed on March 18, 2002	*

3.30		—	Nineteenth Amendment to the Partnership Agreement, dated as of July 1, 2002 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-11954), filed on August 7, 2002	*

3.31		—	Twentieth Amendment to the Partnership Agreement, dated April 9, 2003 - Incorporated by reference to Exhibit 3.46 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 001-11954), filed on May 8, 2003	*

3.32		—	Twenty-First Amendment to the Partnership Agreement, dated as of July 31, 2003 - Incorporated by reference to Exhibit 3.47 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-11954), filed on November 7, 2003	*

3.33		—	Twenty-Second Amendment to the Partnership Agreement, dated as of November 17, 2003 – Incorporated by reference to Exhibit 3.49 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-11954), filed on March 3, 2004	*

3.34		—	Twenty-Third Amendment to the Partnership Agreement, dated May 27, 2004 – Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on June 14, 2004	*

3.35		—	Twenty-Fourth Amendment to the Partnership Agreement, dated August 17, 2004 – Incorporated by reference to Exhibit 3.57 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.36		—	Twenty-Fifth Amendment to the Partnership Agreement, dated November 17, 2004 – Incorporated by reference to Exhibit 3.58 to Vornado Realty Trust and Vornado Realty L.P.’s Registration Statement on Form S-3 (File No. 333-122306), filed on January 26, 2005	*

3.37		—	Twenty-Sixth Amendment to the Partnership Agreement, dated December 17, 2004 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.38		—	Twenty-Seventh Amendment to the Partnership Agreement, dated December 20, 2004 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on December 21, 2004	*

3.39		—	Twenty-Eighth Amendment to the Partnership Agreement, dated December 30, 2004 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on January 4, 2005	*

3.40		—	Twenty-Ninth Amendment to the Partnership Agreement, dated June 17, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 21, 2005	*

3.41		—	Thirtieth Amendment to the Partnership Agreement, dated August 31, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 1, 2005	*

3.42		—	Thirty-First Amendment to the Partnership Agreement, dated September 9, 2005 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on September 14, 2005	*

3.43		—	Thirty-Second Amendment and Restated Agreement of Limited Partnership, dated as of December 19, 2005 – Incorporated by reference to Exhibit 3.59 to Vornado Realty L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-22685), filed on May 8, 2006	*

3.44		—	Thirty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 25, 2006 – Incorporated by reference to Exhibit 10.2 to Vornado Realty Trust’s Form 8-K (File No. 001-11954), filed on May 1, 2006	*

3.45		—	Thirty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of May 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on May 3, 2006	*

3.46		—	Thirty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of August 17, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on August 23, 2006	*

__________________________________
	*		Incorporated by reference

3.47		—	Thirty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of October 2, 2006 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Form 8-K (File No. 000-22685), filed on January 22, 2007	*

3.48		—	Thirty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.49		—	Thirty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.50		—	Thirty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.3 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.51		—	Fortieth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of June 28, 2007 – Incorporated by reference to Exhibit 3.4 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 000-22685), filed on June 27, 2007	*

3.52		—	Forty-First Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of March 31, 2008 – Incorporated by reference to Exhibit 3.44 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (file No. 001-11954), filed on May 6, 2008	*

3.53		—	Forty-Second Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of December 17, 2010 – Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No 000-22685), filed on December 21, 2010	*

3.54		—	Forty-Third Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of April 20, 2011 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 000-22685), filed on April 21, 2011	*

3.55		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as, of March 30, 2012 - Incorporated by reference to Exhibit 99.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 5, 2012	*

3.56		—	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of July 18, 2012 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on July 18, 2012	*

3.57		—	Forty-Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership, dated as of January 25, 2013 – Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.’s Current Report on Form 8-K (File No. 001-34482), filed on January 25, 2013	*

3.58		—	Forty-Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated April 1, 2015 - Incorporated by reference to Exhibit 3.1 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on April 2, 2015	*

3.59	**	—	Forty-Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated December 13, 2017 - Incorporated by reference to Exhibit 3.2 to Vornado Realty L.P.'s Current Report on Form 8-K (File No. 001-34482), filed on December 13, 2017	*

3.60	**	—	Forty-Eighth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of January 12, 2018 - Incorporated by reference to Exhibit 3.53 to Vornado Realty Trust's Annual Report on 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

3.61		—	Forty-Ninth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of August 7, 2019 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on August 8, 2019	*

3.62		—	Fiftieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of November 24, 2020 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on November 24, 2020	*

3.63		—	Fifty-First Amendment to Second Amended and Restated Agreement of Limited Partnership of Vornado Realty L.P., dated as of September 22, 2021 - Incorporated by reference to Exhibit 3.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954), filed on September 22, 2021	*

4.1		—	Indenture, dated as of November 25, 2003, between Vornado Realty L.P. and The Bank of New York, as Trustee - Incorporated by reference to Exhibit 4.10 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 001-11954), filed on April 28, 2005	*

4.2		—	Indenture, dated as of November 20, 2006, among Vornado Realty Trust, as Issuer, Vornado Realty L.P., as Guarantor and The Bank of New York, as Trustee – Incorporated by reference to Exhibit 4.1 to Vornado Realty Trust’s Current Report on Form 8-K (File No. 001-11954), filed on November 27, 2006	*
Certain instruments defining the rights of holders of long-term debt securities of Vornado Realty Trust and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Vornado Realty Trust hereby undertakes to furnish to the Securities and Exchange Commission, upon request, copies of such instruments

4.3		—	Description of the Vornado Realty Trust securities registered pursuant to Section 12 of the Securities Exchange Act	***

__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

4.4		—	Description of Class A units of Vornado Realty L.P. and certain provisions of its agreement of limited partnership	***

10.1		—	Registration Rights Agreement between Vornado, Inc. and Steven Roth, dated December 29, 1992 - Incorporated by reference to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.2	**	—	Management Agreement between Interstate Properties and Vornado, Inc. dated July 13, 1992 – Incorporated by reference to Vornado, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 001-11954), filed February 16, 1993	*

10.3		—	Tax Reporting and Protection Agreement, dated December 31, 2001, by and among Vornado, Vornado Realty L.P., Charles E. Smith Commercial Realty L.P. and Charles E. Smith Commercial Realty L.L.C. - Incorporated by reference to Exhibit 10.3 to Vornado Realty Trust’s Current Report on Form 8-K/A (File No. 1-11954), filed on March 18, 2002	*

10.4	**	—	Amendment to Real Estate Retention Agreement, dated as of July 3, 2002, by and between Alexander’s, Inc. and Vornado Realty L.P. - Incorporated by reference to Exhibit 10(i)(E)(3) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.5	**	—	59th Street Real Estate Retention Agreement, dated as of July 3, 2002, by and between Vornado Realty L.P., 731 Residential LLC and 731 Commercial LLC - Incorporated by reference to Exhibit 10(i)(E)(4) to Alexander’s Inc.’s Quarterly Report for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2002	*

10.6		—	Amended and Restated Management and Development Agreement, dated as of July 3, 2002, by and between Alexander's, Inc., the subsidiaries party thereto and Vornado Management Corp. - Incorporated by reference to Exhibit 10(i)(F)(1) to Alexander's Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-06064), filed on August 7, 2020	*

10.7	**	—	Second Amendment to Real Estate Retention Agreement, dated January 1, 2007, by and between Vornado Realty L.P. and Alexander’s Inc. – Incorporated by reference to Exhibit 10.55 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.8	**	—	Amendment to 59th Street Real Estate Retention Agreement, dated January 1, 2007, by and among Vornado Realty L.P., 731 Retail One LLC, 731 Restaurant LLC, 731 Office One LLC and 731 Office Two LLC. – Incorporated by reference to Exhibit 10.56 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-11954), filed on February 27, 2007	*

10.9	**	—	Vornado Realty Trust's 2010 Omnibus Share Plan - Incorporated by reference to Exhibit 10.41 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-11954) filed on August 3, 2010	*

10.10	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Incentive / Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 99.1 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.11	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 99.2 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.12	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 99.3 to Vornado Realty Trust's Current Report on Form 8-K (File No. 001-11954) filed on April 5, 2012	*

10.13	**	—	Form of Vornado Realty Trust 2012 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-11954) filed on February 26, 2013	*

10.14	**	—	Form of Vornado Realty Trust 2013 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.50 to Vornado Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-11954), filed on May 6, 2013	*

10.15	**	—	Employment agreement between Vornado Realty Trust and Michael J. Franco dated January 10, 2014 - Incorporated by reference to Exhibit 10.52 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-11954), filed on May 5, 2014	*

10.16	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan AO LTIP Unit Award Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-11954), filed on February 12, 2018	*

10.17		—	Amended and Restated Term Loan Agreement dated as of October 26, 2018 among Vornado Realty L.P. as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A. as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-11954), filed on October 29, 2018	*

10.18	**	—	Form of Performance Conditioned AO LTIP Award Agreement - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.19	**	—	Form of 2019 Amendment to Restricted LTIP Unit and Restricted Stock Agreements - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.20	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.38 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

10.21	**	—	Form of Vornado Realty Trust 2010 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 10.39 to Vornado Realty Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-11954), filed on February 11, 2019	*

__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

10.22		—	Second Amended and Restated Revolving Credit Agreement dated as of March 26, 2019, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.40 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 001-11954), filed on April 29, 2019	*

10.23	**	—	Vornado Realty Trust 2019 Omnibus Share Plan - Incorporated by reference to Annex B to Vornado Realty Trust's Proxy Statement dated April 5, 2019 (File No. 001-11954), filed on April 5, 2019	*

10.24		—	Transaction Agreement between Vornado Realty L.P. and Crown Jewel Partner LLC, dated April 18, 2019 - Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-11954), filed on July 29, 2019	*

10.25	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted Stock Agreement - Incorporated by reference to Exhibit 10.32 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.26	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Restricted LTIP Unit Agreement - Incorporated by reference to Exhibit 10.33 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.27	**	—	Form of Vornado Realty Trust 2019 Omnibus Share Plan Incentive/Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 10.34 to Vornado Realty Trust's Quarterly Report on Form 10-K for the year ended December 31, 2019 (File No. 001-11954), filed on February 18, 2020	*

10.28	**	—	Employment agreement between Vornado Realty Trust and Glen J. Weiss dated May 25, 2018 - Incorporated by reference to Exhibit 10.35 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.29	**	—	Employment agreement between Vornado Realty Trust and Haim Chera dated April 19, 2019 - Incorporated by reference to Exhibit 10.36 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.30	**	—	Form of Vornado Realty Trust 2020 Outperformance Plan Award Agreement - Incorporated by reference to Exhibit 10.37 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-11954), filed on May 4, 2020	*

10.31	**	—	Form of Vornado Realty Trust 2021 Outperformance Plan Award Agreement for Executives – Incorporated by reference to Exhibit 10.42 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

10.32	**	—	Form of Vornado Realty Trust 2021 Outperformance Plan Award Agreement for Non-Executives – Incorporated by reference to Exhibit 10.43 to Vornado Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-11954), filed on February 16, 2021	*

10.33		—	Second Amended and Restated Revolving Credit Agreement dated as of April 15, 2021 among Vornado Realty L.P., as Borrower, the Banks listed on the signature pages thereof, and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.44 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-11954), filed on August 2, 2021	*

10.34		—	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement dated as of April 16, 2021 among Vornado Realty L.P. as Borrower, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A. as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.45 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-11954), filed on August 2, 2021	*

10.35		—	Amendment No. 2 to Amended and Restated Term Loan Agreement dated as of April 16, 2021 among Vornado Realty L.P. as Borrower, the Banks listed on the signature pages thereof, and JP Morgan Chase Bank N.A. as Administrative Agent for the Banks - Incorporated by reference to Exhibit 10.46 to Vornado Realty Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-11954), filed on August 2, 2021	*

10.36		—	Form of Vornado Realty Trust 2022 Long-term Performance Plan LTIP Unit Award Agreement	***
__________________________________________
	*		Incorporated by reference
	**		Management contract or compensatory agreement
	***		Filed herewith

21		—	Subsidiaries of Vornado Realty Trust and Vornado Realty L.P.	***

23.1		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty Trust	***

23.2		—	Consent of Independent Registered Public Accounting Firm for Vornado Realty L.P.	***

31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust	***

31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust	***

31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.	***

31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.	***

32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust	***

32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust	***

32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.	***

32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.	***

101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.
***

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Annual Report on Form 10-K for the year ended December 31, 2021, formatted as iXBRL and contained in Exhibit 101.	***

_____________________________
	***		Filed herewith

ITEM 16.        FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

February 14, 2022	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees	February 14, 2022
	(Steven Roth)	and Chief Executive Officer (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee	February 14, 2022
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee	February 14, 2022
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee	February 14, 2022
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee	February 14, 2022
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee	February 14, 2022
(David Mandelbaum)

By:	/s/Mandakini Puri	Trustee	February 14, 2022
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee	February 14, 2022
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee	February 14, 2022
(Richard R. West)

By:	/s/Russell B. Wight, Jr.	Trustee	February 14, 2022
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer	February 14, 2022
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer	February 14, 2022
	(Deirdre Maddock)	(Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

February 14, 2022	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)

SIGNATURES - CONTINUED
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/Steven Roth	Chairman of the Board of Trustees and	February 14, 2022
	(Steven Roth)	Chief Executive Officer of Vornado Realty Trust (Principal Executive Officer)

By:	/s/Candace K. Beinecke	Trustee of Vornado Realty Trust	February 14, 2022
(Candace K. Beinecke)

By:	/s/Michael D. Fascitelli	Trustee of Vornado Realty Trust	February 14, 2022
(Michael D. Fascitelli)

By:	/s/Beatrice Hamza Bassey	Trustee of Vornado Realty Trust	February 14, 2022
(Beatrice Hamza Bassey)

By:	/s/William W. Helman IV	Trustee of Vornado Realty Trust	February 14, 2022
(William W. Helman IV)

By:	/s/David Mandelbaum	Trustee of Vornado Realty Trust	February 14, 2022
(David Mandelbaum)

By:	/s/Mandakini Puri	Trustee of Vornado Realty Trust	February 14, 2022
(Mandakini Puri)

By:	/s/Daniel R. Tisch	Trustee of Vornado Realty Trust	February 14, 2022
(Daniel R. Tisch)

By:	/s/Richard R. West	Trustee of Vornado Realty Trust	February 14, 2022
(Richard R. West)

By:	/s/Russell B. Wight, Jr.	Trustee of Vornado Realty Trust	February 14, 2022
(Russell B. Wight, Jr.)

By:	/s/Michael J. Franco	President and Chief Financial Officer of Vornado Realty Trust	February 14, 2022
	(Michael J. Franco)	(Principal Financial Officer)

By:	/s/Deirdre Maddock	Chief Accounting Officer of Vornado Realty Trust	February 14, 2022
	(Deirdre Maddock)	(Principal Accounting Officer)