Form 10-Q
period 2022-03-31
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2022-05-02
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2022
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of March 31, 2022, 191,743,490 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
•Note 18. Income Per Share/Income Per Class A Unit
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	March 31, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land	$2,540,193	$2,540,193
Buildings and improvements	9,956,681	9,839,166
Development costs and construction in progress	751,555	718,694
Leasehold improvements and equipment	120,979	119,792
Total	13,369,408	13,217,845
Less accumulated depreciation and amortization	(3,455,145)	(3,376,347)
Real estate, net	9,914,263	9,841,498
Right-of-use assets	687,642	337,197
Cash and cash equivalents	973,858	1,760,225
Restricted cash	167,397	170,126
Investments in U.S. Treasury bills	645,360	—
Tenant and other receivables	83,126	79,661
Investments in partially owned entities	3,299,629	3,297,389
Real estate fund investments	13,402	7,730
220 Central Park South condominium units ready for sale	51,072	57,142
Receivable arising from the straight-lining of rents	677,627	656,318
Deferred leasing costs, net of accumulated amortization of $216,880 and $211,775	388,724	391,693
Identified intangible assets, net of accumulated amortization of $99,663 and $97,186	149,613	154,895
Other assets	440,648	512,714
	$17,492,361	$17,266,588
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$6,050,693	$6,053,343
Senior unsecured notes, net	1,190,301	1,189,792
Unsecured term loan, net	798,075	797,812
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	723,432	370,206
Accounts payable and accrued expenses	541,825	613,497
Deferred revenue	46,238	48,118
Deferred compensation plan	107,170	110,174
Other liabilities	274,496	304,725
Total liabilities	10,307,230	10,062,667
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,259,103 and 14,033,438 units outstanding	646,223	587,440
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	649,758	590,975
Redeemable noncontrolling interest in a consolidated subsidiary	97,403	97,708
Total redeemable noncontrolling interests	747,161	688,683
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,743,490 and 191,723,608 shares	7,649	7,648
Additional capital	8,097,523	8,143,093
Earnings less than distributions	(3,154,549)	(3,079,320)
Accumulated other comprehensive income (loss)	51,776	(17,534)
Total shareholders' equity	6,184,858	6,236,346
Noncontrolling interests in consolidated subsidiaries	253,112	278,892
Total equity	6,437,970	6,515,238
	$17,492,361	$17,266,588
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2022	2021
REVENUES:
Rental revenues	$397,283	$339,317
Fee and other income	44,847	40,660
Total revenues	442,130	379,977
EXPENSES:
Operating	(216,529)	(190,979)
Depreciation and amortization	(117,443)	(95,354)
General and administrative	(41,216)	(44,186)
Benefit (expense) from deferred compensation plan liability	1,944	(3,245)
Transaction related costs and other	(1,005)	(843)
Total expenses	(374,249)	(334,607)

Income from partially owned entities	33,714	29,073
Income (loss) from real estate fund investments	5,674	(169)
Interest and other investment income, net	1,018	1,522
(Loss) income from deferred compensation plan assets	(1,944)	3,245
Interest and debt expense	(52,109)	(50,064)
Net gains on disposition of wholly owned and partially owned assets	6,552	—
Income before income taxes	60,786	28,977
Income tax expense	(7,411)	(1,984)
Net income	53,375	26,993
Less net income attributable to noncontrolling interests in:
Consolidated subsidiaries	(9,374)	(6,114)
Operating Partnership	(1,994)	(329)
Net income attributable to Vornado	42,007	20,550
Preferred share dividends	(15,529)	(16,467)
NET INCOME attributable to common shareholders	$26,478	$4,083

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.14	$0.02
Weighted average shares outstanding	191,724	191,418

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.14	$0.02
Weighted average shares outstanding	192,038	192,031

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Net income	$53,375	$26,993
Other comprehensive income:
Change in fair value of interest rate swaps and other	65,239	11,641
Other comprehensive income of nonconsolidated subsidiaries	9,205	3,591
Comprehensive income	127,819	42,225
Less comprehensive income attributable to noncontrolling interests	(16,502)	(7,329)
Comprehensive income attributable to Vornado	$111,317	$34,896
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado	—	—	—	—	—	42,007	—	—	42,007
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	9,679	9,679
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,616)	—	—	(101,616)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	16	1	716	—	—	—	717
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	5	—	212	—	—	—	212
Contributions	—	—	—	—	—	—	—	481	481
Distributions	—	—	—	—	—	—	—	(35,961)	(35,961)
Deferred compensation shares and options	—	—	(2)	—	146	(85)	—	—	61
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	9,205	—	9,205
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	65,239	—	65,239
Redeemable Class A unit measurement adjustment	—	—	—	—	(46,651)	—	—	—	(46,651)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(5,134)	—	(5,134)
Other	—	—	—	—	—	(6)	—	21	15
Balance as of March 31, 2022	48,793	$1,182,459	191,743	$7,649	$8,097,523	$(3,154,549)	$51,776	$253,112	$6,437,970
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Loss
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	20,550	—	—	20,550
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	6,197	6,197
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,467)	—	—	(101,467)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(16,467)	—	—	(16,467)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	107	4	4,099	—	—	—	4,103
Under employees' share option plan	—	—	—	—	4	—	—	—	4
Under dividend reinvestment plan	—	—	6	—	211	—	—	—	211
Distributions	—	—	—	—	—	—	—	(5,877)	(5,877)
Deferred compensation shares and options	—	—	(3)	—	224	(114)	—	—	110
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	3,591	—	3,591
Change in fair value of interest rate swaps	—	—	—	—	—	—	11,642	—	11,642
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(126,936)	—	—	—	(126,936)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(886)	—	(886)
Other	—	(28)	—	1	—	(1)	(1)	1	(28)
Balance as of March 31, 2021	48,793	$1,182,311	191,465	$7,638	$8,080,392	$(2,871,681)	$(60,753)	$415,278	$6,753,185
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$53,375	$26,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	122,271	100,034
Distributions of income from partially owned entities	37,778	61,157
Equity in net income of partially owned entities	(33,714)	(29,073)
Straight-lining of rents	(21,335)	5,073
Stock-based compensation expense	13,155	21,225
Net gains on disposition of wholly owned and partially owned assets	(6,552)	—
Net unrealized (income) loss on real estate fund investments	(5,672)	494
Amortization of below-market leases, net	(917)	(3,166)
Write-off of lease receivables deemed uncollectible	—	3,670
Other non-cash adjustments	5,208	1,348
Changes in operating assets and liabilities:
Real estate fund investments	—	(494)
Tenant and other receivables	(3,499)	(1,077)
Prepaid assets	29,451	48,599
Other assets	(9,807)	(20,693)
Accounts payable and accrued expenses	(7,421)	9,842
Other liabilities	(1,307)	253
Net cash provided by operating activities	171,014	224,185

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(645,920)	—
Development costs and construction in progress	(209,738)	(130,318)
Proceeds from sales of real estate	81,399	—
Additions to real estate	(30,900)	(27,410)
Proceeds from sale of a condominium unit at 220 Central Park South	15,095	—
Investments in partially owned entities	(4,571)	(4,816)
Distributions of capital from partially owned entities	—	106,005
Net cash used in investing activities	(794,635)	(56,539)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Financing Activities:
Dividends paid on common shares	$(101,616)	$(101,467)
Distributions to noncontrolling interests	(43,545)	(13,338)
Dividends paid on preferred shares	(15,529)	(16,467)
Repayments of borrowings	(5,400)	(358,331)
Contributions from noncontrolling interests	481	—
Proceeds received from exercise of employee share options and other	219	215
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(85)	(113)
Proceeds from borrowings	—	350,000
Debt issuance costs	—	(2,904)
Net cash used in financing activities	(165,475)	(142,405)
Net (decrease) increase in cash and cash equivalents and restricted cash	(789,096)	25,241
Cash and cash equivalents and restricted cash at beginning of period	1,930,351	1,730,369
Cash and cash equivalents and restricted cash at end of period	$1,141,255	$1,755,610

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,760,225	$1,624,482
Restricted cash at beginning of period	170,126	105,887
Cash and cash equivalents and restricted cash at beginning of period	$1,930,351	$1,730,369

Cash and cash equivalents at end of period	$973,858	$1,636,093
Restricted cash at end of period	167,397	119,517
Cash and cash equivalents and restricted cash at end of period	$1,141,255	$1,755,610

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $3,520 and $10,267	$46,868	$50,394
Cash payments for income taxes	$2,159	$4,002

Non-Cash Investing and Financing Activities:
Additional estimated lease liability arising from the recognition of right-of-use asset	$350,000	$—
Accrued capital expenditures included in accounts payable and accrued expenses	86,667	68,986
Increase in accumulated other comprehensive income due to change in fair value of consolidated interest rate swaps and other	65,239	11,641
Redeemable Class A unit measurement adjustment	(46,651)	(126,936)
Write-off of fully depreciated assets	(23,735)	(30,782)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	3,024	2,739
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	March 31, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land	$2,540,193	$2,540,193
Buildings and improvements	9,956,681	9,839,166
Development costs and construction in progress	751,555	718,694
Leasehold improvements and equipment	120,979	119,792
Total	13,369,408	13,217,845
Less accumulated depreciation and amortization	(3,455,145)	(3,376,347)
Real estate, net	9,914,263	9,841,498
Right-of-use assets	687,642	337,197
Cash and cash equivalents	973,858	1,760,225
Restricted cash	167,397	170,126
Investments in U.S. Treasury bills	645,360	—
Tenant and other receivables	83,126	79,661
Investments in partially owned entities	3,299,629	3,297,389
Real estate fund investments	13,402	7,730
220 Central Park South condominium units ready for sale	51,072	57,142
Receivable arising from the straight-lining of rents	677,627	656,318
Deferred leasing costs, net of accumulated amortization of $216,880 and $211,775	388,724	391,693
Identified intangible assets, net of accumulated amortization of $99,663 and $97,186	149,613	154,895
Other assets	440,648	512,714
	$17,492,361	$17,266,588
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$6,050,693	$6,053,343
Senior unsecured notes, net	1,190,301	1,189,792
Unsecured term loan, net	798,075	797,812
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	723,432	370,206
Accounts payable and accrued expenses	541,825	613,497
Deferred revenue	46,238	48,118
Deferred compensation plan	107,170	110,174
Other liabilities	274,496	304,725
Total liabilities	10,307,230	10,062,667
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,259,103 and 14,033,438 units outstanding	646,223	587,440
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	649,758	590,975
Redeemable noncontrolling interest in a consolidated subsidiary	97,403	97,708
Total redeemable noncontrolling interests	747,161	688,683
Partners' equity:
Partners' capital	9,287,631	9,333,200
Earnings less than distributions	(3,154,549)	(3,079,320)
Accumulated other comprehensive income (loss)	51,776	(17,534)
Total partners' equity	6,184,858	6,236,346
Noncontrolling interests in consolidated subsidiaries	253,112	278,892
Total equity	6,437,970	6,515,238
	$17,492,361	$17,266,588

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2022	2021
REVENUES:
Rental revenues	$397,283	$339,317
Fee and other income	44,847	40,660
Total revenues	442,130	379,977
EXPENSES:
Operating	(216,529)	(190,979)
Depreciation and amortization	(117,443)	(95,354)
General and administrative	(41,216)	(44,186)
Benefit (expense) from deferred compensation plan liability	1,944	(3,245)
Transaction related costs and other	(1,005)	(843)
Total expenses	(374,249)	(334,607)

Income from partially owned entities	33,714	29,073
Income (loss) from real estate fund investments	5,674	(169)
Interest and other investment income, net	1,018	1,522
(Loss) income from deferred compensation plan assets	(1,944)	3,245
Interest and debt expense	(52,109)	(50,064)
Net gains on disposition of wholly owned and partially owned assets	6,552	—
Income before income taxes	60,786	28,977
Income tax expense	(7,411)	(1,984)
Net income	53,375	26,993
Less net income attributable to noncontrolling interests in consolidated subsidiaries	(9,374)	(6,114)
Net income attributable to Vornado Realty L.P.	44,001	20,879
Preferred unit distributions	(15,558)	(16,508)
NET INCOME attributable to Class A unitholders	$28,443	$4,371

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.14	$0.02
Weighted average units outstanding	205,141	204,072

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.14	$0.02
Weighted average units outstanding	205,896	204,901
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Net income	$53,375	$26,993
Other comprehensive income:
Change in fair value of interest rate swaps and other	65,239	11,641
Other comprehensive income of nonconsolidated subsidiaries	9,205	3,591
Comprehensive income	127,819	42,225
Less comprehensive income attributable to noncontrolling interests in consolidated subsidiaries	(9,374)	(6,114)
Comprehensive income attributable to Vornado Realty L.P.	$118,445	$36,111

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado Realty L.P.	—	—	—	—	44,001	—	—	44,001
Net income attributable to redeemable partnership units	—	—	—	—	(1,994)	—	—	(1,994)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	9,679	9,679
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,616)	—	—	(101,616)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	16	717	—	—	—	717
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	5	212	—	—	—	212
Contributions	—	—	—	—	—	—	481	481
Distributions	—	—	—	—	—	—	(35,961)	(35,961)
Deferred compensation units and options	—	—	(2)	146	(85)	—	—	61
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	9,205	—	9,205
Change in fair value of interest rate swaps and other	—	—	—	—	—	65,239	—	65,239
Redeemable Class A unit measurement adjustment	—	—	—	(46,651)	—	—	—	(46,651)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(5,134)	—	(5,134)
Other	—	—	—	—	(6)	—	21	15
Balance as of March 31, 2022	48,793	$1,182,459	191,743	$8,105,172	$(3,154,549)	$51,776	$253,112	$6,437,970
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	20,879	—	—	20,879
Net income attributable to redeemable partnership units	—	—	—	—	(329)	—	—	(329)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	6,197	6,197
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,467)	—	—	(101,467)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(16,467)	—	—	(16,467)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	107	4,103	—	—	—	4,103
Under Vornado's employees' share option plan	—	—	—	4	—	—	—	4
Under Vornado's dividend reinvestment plan	—	—	6	211	—	—	—	211
Distributions	—	—	—	—	—	—	(5,877)	(5,877)
Deferred compensation units and options	—	—	(3)	224	(114)	—	—	110
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	3,591	—	3,591
Change in fair value of interest rate swaps	—	—	—	—	—	11,642	—	11,642
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(126,936)	—	—	—	(126,936)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(886)	—	(886)
Other	—	(28)	—	1	(1)	(1)	1	(28)
Balance as of March 31, 2021	48,793	$1,182,311	191,465	$8,088,030	$(2,871,681)	$(60,753)	$415,278	$6,753,185
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$53,375	$26,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	122,271	100,034
Distributions of income from partially owned entities	37,778	61,157
Equity in net income of partially owned entities	(33,714)	(29,073)
Straight-lining of rents	(21,335)	5,073
Stock-based compensation expense	13,155	21,225
Net gains on disposition of wholly owned and partially owned assets	(6,552)	—
Net unrealized (income) loss on real estate fund investments	(5,672)	494
Amortization of below-market leases, net	(917)	(3,166)
Write-off of lease receivables deemed uncollectible	—	3,670
Other non-cash adjustments	5,208	1,348
Changes in operating assets and liabilities:
Real estate fund investments	—	(494)
Tenant and other receivables	(3,499)	(1,077)
Prepaid assets	29,451	48,599
Other assets	(9,807)	(20,693)
Accounts payable and accrued expenses	(7,421)	9,842
Other liabilities	(1,307)	253
Net cash provided by operating activities	171,014	224,185

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(645,920)	—
Development costs and construction in progress	(209,738)	(130,318)
Proceeds from sales of real estate	81,399	—
Additions to real estate	(30,900)	(27,410)
Proceeds from sale of a condominium unit at 220 Central Park South	15,095	—
Investments in partially owned entities	(4,571)	(4,816)
Distributions of capital from partially owned entities	—	106,005
Net cash used in investing activities	(794,635)	(56,539)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Financing Activities:
Distributions to Vornado	$(101,616)	$(101,467)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(43,545)	(13,338)
Distributions to preferred unitholders	(15,529)	(16,467)
Repayments of borrowings	(5,400)	(358,331)
Contributions from noncontrolling interests in consolidated subsidiaries	481	—
Proceeds received from exercise of Vornado stock options and other	219	215
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(85)	(113)
Proceeds from borrowings	—	350,000
Debt issuance costs	—	(2,904)
Net cash used in financing activities	(165,475)	(142,405)
Net (decrease) increase in cash and cash equivalents and restricted cash	(789,096)	25,241
Cash and cash equivalents and restricted cash at beginning of period	1,930,351	1,730,369
Cash and cash equivalents and restricted cash at end of period	$1,141,255	$1,755,610

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,760,225	$1,624,482
Restricted cash at beginning of period	170,126	105,887
Cash and cash equivalents and restricted cash at beginning of period	$1,930,351	$1,730,369

Cash and cash equivalents at end of period	$973,858	$1,636,093
Restricted cash at end of period	167,397	119,517
Cash and cash equivalents and restricted cash at end of period	$1,141,255	$1,755,610

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $3,520 and $10,267	$46,868	$50,394
Cash payments for income taxes	$2,159	$4,002

Non-Cash Investing and Financing Activities:
Additional estimated lease liability arising from the recognition of right-of-use asset	$350,000	$—
Accrued capital expenditures included in accounts payable and accrued expenses	86,667	68,986
Increase in accumulated other comprehensive income due to change in fair value of consolidated interest rate swaps and other	65,239	11,641
Redeemable Class A unit measurement adjustment	(46,651)	(126,936)
Write-off of fully depreciated assets	(23,735)	(30,782)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	3,024	2,739
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of and owned approximately 92.6% of the common limited partnership interest in the Operating Partnership as of March 31, 2022. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
2.    Basis of Presentation
The accompanying consolidated financial statements are unaudited and include the accounts of Vornado and the Operating Partnership and their consolidated subsidiaries. All adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our investments in U.S. Treasury bills are accounted for as available-for-sale debt investments and are recorded at fair value in "investments in U.S. Treasury bills" on our consolidated balance sheets. See Note 14 - Fair Value Measurements for information on our investments in U.S. Treasury bills.
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
In August 2020, the FASB issued an update ("ASU 2020-06") Debt - Debt with Conversion and Other Options (ASC Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We adopted this update effective January 1, 2022 using the modified retrospective approach which did not have a material impact on our consolidated financial statements and disclosures.
In July 2021, the FASB issued an update ("ASU 2021-05") Lessors - Certain Leases with Variable Lease Payments to ASC Topic 842, Leases ("ASC 842"). ASU 2021-05 provides additional ASC 842 classification guidance as it relates to a lessor's accounting for certain leases with variable lease payments. ASU 2021-05 requires a lessor to classify a lease with variable payments that do not depend on an index or rate as an operating lease if either a sales-type lease or direct financing lease classification would trigger a day-one loss. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We adopted this update effective January 1, 2022 which did not have an impact our consolidated financial statements and disclosures.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three months ended March 31, 2022 and 2021 is set forth in Note 20 - Segment Information.

(Amounts in thousands)	For the Three Months Ended March 31, 2022
	Total	New York	Other
Property rentals	$377,887	$307,723	$70,164
Trade shows(1)	5,144	—	5,144
Lease revenues(2)	383,031	307,723	75,308
Tenant services	9,889	7,411	2,478
Parking revenues	4,363	3,711	652
Rental revenues	397,283	318,845	78,438
BMS cleaning fees	32,691	34,711	(2,020)	(3)
Management and leasing fees	2,769	2,967	(198)
Other income	9,387	2,025	7,362
Fee and other income	44,847	39,703	5,144
Total revenues	$442,130	$358,548	$83,582
____________________
See notes below.

(Amounts in thousands)	For the Three Months Ended March 31, 2021
	Total	New York	Other
Property rentals	$332,058	$261,691	$70,367
Trade shows(1)	—	—	—
Lease revenues(2)	332,058	261,691	70,367
Tenant services	7,259	5,009	2,250
Rental revenues	339,317	266,700	72,617
BMS cleaning fees	28,477	29,948	(1,471)	(3)
Management and leasing fees	5,369	5,522	(153)
Other income	6,814	1,801	5,013
Fee and other income	40,660	37,271	3,389
Total revenues	$379,977	$303,971	$76,006
____________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(2)The components of lease revenues were as follows:

	For the Three Months Ended March 31,
	2022	2021
Fixed billings	$329,251	$309,860
Variable billings	32,974	31,649
Total contractual operating lease billings	362,225	341,509
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	20,806	(5,781)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	—	(3,670)
Lease revenues	$383,031	$332,058
(3)Represents the elimination of theMART and 555 California Street Building Maintenance Services LLC ("BMS") cleaning fees which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Real Estate Fund Investments
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund, which had an initial eight-year term ending February 2019. On January 29, 2018, the Fund's term was extended to February 2023, by which time the Fund intends to dispose of its remaining investments and wind down its business. The Fund's three-year investment period ended in July 2013. The Fund is accounted for under ASC Topic 946, Financial Services – Investment Companies (“ASC 946”) and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings. We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.3% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (4.15% as of March 31, 2022) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020.
On April 12, 2021, the Fund defaulted on the $82,750,000 non-recourse loan on 1100 Lincoln Road. The interest-only loan currently bears interest at a floating rate of prime plus 1.40% (4.90% as of March 31, 2022) and provides for additional default interest of 3.00%. The loan was scheduled to mature on July 27, 2021.
As of March 31, 2022, we had three real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $13,402,000, $322,383,000 below cost, and had remaining unfunded commitments of $28,465,000, of which our share was $8,849,000. As of December 31, 2021, those three real estate fund investments had an aggregate fair value of $7,730,000.
Below is a summary of income from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Net unrealized income (loss) on held investments	$5,672	$(494)
Net investment income	2	325
Income (loss) from real estate fund investments	5,674	(169)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(3,964)	429
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$1,710	$260
6.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of March 31, 2022, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion of preferred equity security interests in certain of the properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of March 31, 2022, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $384,591,000, the basis difference primarily resulting from non-cash impairment losses recognized during 2020. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)
As of March 31, 2022, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of March 31, 2022, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s March 31, 2022 closing share price of $256.23, was $423,822,000, or $331,043,000 in excess of the carrying amount on our consolidated balance sheets. As of March 31, 2022, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $30,044,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2022	Balance as of
		March 31, 2022	December 31, 2021
Investments:
Fifth Avenue and Times Square JV (see page 22 for details):	51.5%	$2,773,505	$2,770,633
Partially owned office buildings/land(1)	Various	310,580	306,989
Alexander’s	32.4%	92,779	91,405
Other investments(2)	Various	122,765	128,362
		$3,299,629	$3,297,389

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(61,279)	$(60,918)
85 Tenth Avenue	49.9%	(16,033)	(18,067)
		$(77,312)	$(78,985)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2022	For the Three Months Ended March 31,
		2022	2021
Our share of net income:
Fifth Avenue and Times Square JV (see page 22 for details):
Equity in net income	51.5%	$16,309	$9,606
Return on preferred equity, net of our share of the expense		9,226	9,226
		25,535	18,832
Alexander's (see page 23 for details):
Equity in net income	32.4%	4,671	5,729
Management, leasing and development fees		1,020	575
		5,691	6,304

Partially owned office buildings(1)	Various	2,477	5,972

Other investments(2)	Various	11	(2,035)

		$33,714	$29,073
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
7.    220 Central Park South ("220 CPS")
During the three months ended March 31, 2022, we closed on the sale of one condominium unit at 220 CPS for net proceeds of $15,095,000 resulting in a financial statement net gain of $6,001,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with this sale, $589,000 of income tax expense was recognized on our consolidated statements of income. From inception to March 31, 2022, we have closed on the sale of 107 units for net proceeds of $3,021,991,000 resulting in financial statement net gains of $1,123,256,000.
8.    Dispositions
SoHo Properties
On January 13, 2022, we sold two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street for $84,500,000 and realized net proceeds of $81,399,000. In connection with the sale, we recognized a net gain of $551,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	March 31, 2022	December 31, 2021
Identified intangible assets:
Gross amount	$249,276	$252,081
Accumulated amortization	(99,663)	(97,186)
Total, net	$149,613	$154,895
Identified intangible liabilities (included in deferred revenue):
Gross amount	$255,303	$256,065
Accumulated amortization	(213,558)	(212,245)
Total, net	$41,745	$43,820
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $917,000 and $3,166,000 for the three months ended March 31, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2023 is below:

(Amounts in thousands)	Acquired below (above) market leases, net
2023	$5,359
2024	2,264
2025	844
2026	649
2027	(119)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $4,125,000 and $1,326,000 for the three months ended March 31, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2023 is below:

(Amounts in thousands)	Other identified intangible assets
2023	$8,267
2024	7,431
2025	6,332
2026	6,193
2027	5,590

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Debt
The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at March 31, 2022	Balance as of
		March 31, 2022	December 31, 2021
Mortgages Payable:
Fixed rate	2.80%	$2,190,000	$2,190,000
Variable rate	1.93%	3,903,815	3,909,215
Total	2.24%	6,093,815	6,099,215
Deferred financing costs, net and other		(43,122)	(45,872)
Total, net		$6,050,693	$6,053,343
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(9,699)	(10,208)
Senior unsecured notes, net		1,190,301	1,189,792

Unsecured term loan	3.72%	800,000	800,000
Deferred financing costs, net and other		(1,925)	(2,188)
Unsecured term loan, net		798,075	797,812

Unsecured revolving credit facilities	1.35%	575,000	575,000

Total, net		$2,563,376	$2,562,604

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$590,975	$511,747
Net income	1,994	329
Other comprehensive income	5,134	886
Distributions	(7,584)	(7,461)
Redemption of Class A units for Vornado common shares, at redemption value	(717)	(4,103)
Redeemable Class A unit measurement adjustment	46,651	126,936
Other, net	13,305	11,859
Ending balance	$649,758	$640,193
As of March 31, 2022 and December 31, 2021, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $646,223,000 and $587,440,000, respectively, based on Vornado's quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,775,000 and $49,659,000 as of March 31, 2022 and December 31, 2021, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest is developing Farley Office and Retail (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three months ended March 31, 2022 and 2021.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$97,708	$94,520
Net loss	(305)	(83)
Ending balance	$97,403	$94,437

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended March 31,
	2022	2021
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.53	$0.53
Convertible Preferred(1):
6.5% Series A: authorized 12,902 and 13,402 shares/units(2)	0.8125	0.8125
Cumulative Redeemable Preferred(3):
5.70% Series K: authorized 12,000,000 shares/units	N/A	0.3563
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281
4.45% Series O: authorized 12,000,000 shares/units	0.2781	N/A
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
(3)Series L preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. Series M preferred shares/units are redeemable commencing December 2022, Series N preferred shares/units are redeemable commencing November 2025 and Series O preferred shares/units, issued in September 2021, are redeemable commencing September 2026. Series K preferred shares/units were redeemed on October 13, 2021.
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in accumulated other comprehensive income (loss) by component.

(Amounts in thousands)	Total	Accumulated other comprehensive (loss) income of nonconsolidated subsidiaries	Change in fair value of interest rate swaps and other	Other
For the three months ended March 31, 2022:
Balance as of December 31, 2021	$(17,534)	$(4,063)	$(14,761)	$1,290
Other comprehensive income (loss)	69,310	9,205	65,239	(5,134)
Balance as of March 31, 2022	$51,776	$5,142	$50,478	$(3,844)

For the three months ended March 31, 2021:
Balance as of December 31, 2020	$(75,099)	$(14,338)	$(66,098)	$5,337
Other comprehensive income (loss)	14,346	3,591	11,642	(887)
Balance as of March 31, 2021	$(60,753)	$(10,747)	$(54,456)	$4,450

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of March 31, 2022 and December 31, 2021, we have several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of March 31, 2022 and December 31, 2021, the net carrying amount of our investments in these entities was $68,999,000 and $69,435,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of March 31, 2022, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,503,754,000 and $2,449,879,000, respectively. As of December 31, 2021, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,564,621,000 and $2,517,652,000, respectively.
14.    Fair Value Measurements
ASC 820 defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities as well as certain U.S. Treasury securities that are highly liquid and are actively traded in secondary markets; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities. Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) investments in U.S. Treasury bills (classified as available-for-sale), (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheets), (iv) loans receivable (for which we have elected the fair value option under ASC Subtopic 825-10, Financial Instruments ("ASC 825-10")), (v) interest rate swaps and caps and (vi) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units). The tables on the following page, aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

(Amounts in thousands)	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills (1)	$645,360	$645,360	$—	$—
Real estate fund investments	13,402	—	—	13,402
Deferred compensation plan assets ($9,084 included in restricted cash and $98,086 in other assets)	107,170	62,644	—	44,526
Loans receivable ($47,372 included in investments in partially owned entities and $3,476 in other assets)	50,848	—	—	50,848
Interest rate swaps and caps (included in other assets)	59,739	—	59,739	—
Total assets	$876,519	$708,004	$59,739	$108,776

Mandatorily redeemable instruments (included in other liabilities)	$49,775	$49,775	$—	$—
Interest rate swaps (included in other liabilities)	7,737	—	7,737	—
Total liabilities	$57,512	$49,775	$7,737	$—

(Amounts in thousands)	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$7,730	$—	$—	$7,730
Deferred compensation plan assets ($9,104 included in restricted cash and $101,070 in other assets)	110,174	65,158	—	45,016
Loans receivable ($46,444 included in investments in partially owned entities and $3,738 in other assets)	50,182	—	—	50,182
Interest rate swaps and caps (included in other assets)	18,929	—	18,929	—
Total assets	$187,015	$65,158	$18,929	$102,928

Mandatorily redeemable instruments (included in other liabilities)	$49,659	$49,659	$—	$—
Interest rate swaps (included in other liabilities)	32,837	—	32,837	—
Total liabilities	$82,496	$49,659	$32,837	$—
____________________
(1)During the three months ended March 31, 2022, we purchased $645,920 in U.S. Treasury bills with an aggregate par value of $650,000. As of March 31, 2022, our investments in U.S. Treasury bills have an aggregate amortized cost of $646,049 and have remaining maturities of less than one year.
Real Estate Fund Investments
As of March 31, 2022, we had three real estate fund investments with an aggregate fair value of $13,402,000, $322,383,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of assets)
Unobservable Quantitative Input	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Discount rates	11.8% to 13.0%	12.0% to 15.0%	12.5%	13.2%
Terminal capitalization rates	5.5% to 9.1%	5.5% to 8.8%	7.5%	7.4%
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
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments - continued
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$7,730	$3,739
Purchases/additional fundings	—	494
Net unrealized income (loss) on held investments	5,672	(494)
Ending balance	$13,402	$3,739
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$45,016	$39,928
Purchases	843	449
Sales	(907)	(145)
Realized and unrealized (losses) gains	(1,240)	1,293
Other, net	814	114
Ending balance	$44,526	$41,639
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Discount rates	6.5%	6.5%	6.5%	6.5%
Terminal capitalization rates	5.0%	5.0%	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Beginning balance	$50,182	$47,743
Interest accrual	1,199	841
Paydowns	(533)	(375)
Ending balance	$50,848	$48,209

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We recognize the fair values of all derivatives in "other assets" or "other liabilities" on our consolidated balance sheets. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.
The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of March 31, 2022 and December 31, 2021.

(Amounts in thousands)	As of March 31, 2022
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap	$36,322	$840,000	(1)	L+193	2.33%	2.26%	5/24
PENN 11 mortgage loan interest rate swap	19,825	500,000		L+195	2.24%	2.23%	3/24
33-00 Northern Boulevard mortgage loan interest rate swap	296	100,000		L+180	2.11%	4.14%	1/25
Various interest rate caps	3,296	1,650,000
	$59,739	$3,090,000

Included in other liabilities:
Unsecured term loan interest rate swap	$7,737	$750,000	(2)	L+100	1.45%	3.87%	10/23
____________________
See notes below.

(Amounts in thousands)	As of December 31, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap	$11,814	$840,000	(1)	L+193	2.04%	2.26%	5/24
PENN 11 mortgage loan interest rate swap	6,565	500,000		L+195	2.05%	2.23%	3/24
Various interest rate caps	550	1,650,000
	$18,929	$2,990,000
Included in other liabilities:
Unsecured term loan interest rate swap	$28,976	$750,000	(2)	L+100	1.10%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	3,861	100,000		L+180	1.91%	4.14%	1/25
	$32,837	$850,000
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government) and our secured and unsecured debt. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1. The fair value of our secured debt and unsecured debt are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments.

(Amounts in thousands)	As of March 31, 2022			As of December 31, 2021
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$588,242		$588,000	$1,346,684		$1,347,000
Debt:
Mortgages payable	$6,093,815		$5,997,000	$6,099,215		$6,052,000
Senior unsecured notes	1,200,000		1,152,000	1,200,000		1,230,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,668,815	(1)	$8,524,000	$8,674,215	(1)	$8,657,000
____________________
(1)Excludes $54,746 and $58,268 of deferred financing costs, net and other as of March 31, 2022 and December 31, 2021, respectively.
15.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $13,155,000 and $21,225,000 for the three months ended March 31, 2022 and 2021, respectively.
2022 Long-Term Performance Award
On January 12, 2022, the Compensation Committee of Vornado's Board of Trustees approved the 2022 Long-Term Performance Plan (“LTPP”), a multi-year, restricted operating partnership ("LTIP") units-based performance equity compensation plan. Awards under the 2022 LTPP are bifurcated between operational performance (50%) and relative performance (50%) measurements and may be earned at specified threshold, target and maximum levels.
The operational component awards may be earned based on Vornado’s 2022 operational performance in the following categories:
• FFO, as adjusted per share (75% weighting); and
• ESG performance metrics consisting of greenhouse emissions reductions, Global Real Estate Sustainability Benchmark ("GRESB") score and Green Building Certification (LEED) achievements (aggregate 25% weighting).
Any LTPP award units tentatively earned based on Vornado’s 2022 operational performance are subject to an absolute return modifier pursuant to which such award units are subject to a potential reduction (but not increase) of up to 30% if Vornado’s aggregate total three-year total shareholder return ("TSR") for 2022-2025 is below specified levels.
Awards under relative components may be earned based on Vornado’s three-year TSR, measured against the Dow Jones U.S. Real Estate Office Index (50% weighting) and a Northeast peer group custom index (50% weighting). Awards earned under the relative component of the LTPP are subject to reductions of up to 30% if Vornado’s three-year TSR is below specified levels.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Interest on loans receivable	$825	$560
Amortization of discount on investments in U.S. Treasury bills	129	—
Interest on cash and cash equivalents and restricted cash	64	62
Other, net	—	900
	$1,018	$1,522
17.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Interest expense	$50,801	$55,651
Capitalized interest and debt expense	(3,520)	(10,267)
Amortization of deferred financing costs	4,828	4,680
	$52,109	$50,064
18.    Income Per Share/Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted income per common share which includes weighted average common shares outstanding and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Our share-based payment awards, including employee stock options, restricted Operating Partnership units ("OP Units"), out-performance plan awards ("OPPs"), appreciation-only long term incentive plan units ("AO LTIP Units"), Performance Conditioned AO LTIP Units and LTPP units, are included in the calculation of diluted income per share using the treasury stock method if dilutive. Our convertible securities, including our Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units and Series D-13 redeemable preferred units, are reflected in diluted income per share by application of the if-converted method if dilutive.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to Vornado	$42,007	$20,550
Preferred share dividends	(15,529)	(16,467)
Net income attributable to common shareholders	26,478	4,083
Earnings allocated to unvested participating securities	(5)	(9)
Numerator for basic and diluted income per share	$26,473	$4,074

Denominator:
Denominator for basic income per share – weighted average shares	191,724	191,418
Effect of dilutive securities(1):
Share-based payment awards	314	613
Denominator for diluted income per share – weighted average shares and assumed conversions	192,038	192,031

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.14	$0.02

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.14	$0.02
____________________
(1)The effect of dilutive securities excluded an aggregate of 15,185 and 13,485 weighted average common share equivalents for the three months ended March 31, 2022 and 2021, respectively, as their effect was anti-dilutive.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18.    Income Per Share/Income Per Class A Unit - continued
Vornado Realty L.P.
The following table presents the calculations of (i) basic income per Class A unit which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units and (ii) diluted income per Class A unit which includes the weighted average Class A units outstanding and dilutive Class A unit equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include Vornado restricted stock awards and our OP Units, based on the two-class method. Our other share-based payment awards, including Vornado stock options, OPPs, AO LTIP Units, Performance Conditioned AO LTIP Units and LTPP Units, are included in the calculation of diluted income per Class A unit using the treasury stock method if dilutive. Our convertible securities, including our Series A convertible preferred units, Series G-1 through G-4 convertible preferred units and Series D-13 redeemable preferred units, are reflected in diluted income per Class A unit by application of the if-converted method if dilutive.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to Vornado Realty L.P.	$44,001	$20,879
Preferred unit distributions	(15,558)	(16,508)
Net income attributable to Class A unitholders	28,443	4,371
Earnings allocated to unvested participating securities	(639)	(721)
Numerator for basic and diluted income per Class A unit	$27,804	$3,650

Denominator:
Denominator for basic income per Class A unit – weighted average units	205,141	204,072
Effect of dilutive securities(1):
Share-based payment awards	755	829
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	205,896	204,901

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.14	$0.02

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.14	$0.02
____________________
(1)The effect of dilutive securities excluded an aggregate of 1,327 and 615 weighted average Class A unit equivalents for the three months ended March 31, 2022 and 2021, respectively, as their effect was anti-dilutive.

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
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third-party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,799,727 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
In January 2022, we exercised a 25-year renewal option on our PENN 1 ground lease extending the term through June 2073. As a result of the exercise, we remeasured the related ground lease liability to include our 25-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000 which is included in "right-of-use assets" and "lease liabilities", respectively, on our consolidated balance sheets as of March 31, 2022.
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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of March 31, 2022, the aggregate dollar amount of these guarantees and master leases is approximately $1,575,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of March 31, 2022, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) is developing Farley Office and Retail. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2022, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the March 31, 2022 fair value of the Fund assets, at liquidation we would be required to make a $25,400,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of March 31, 2022, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of March 31, 2022, we have construction commitments aggregating approximately $503,000,000.
20.    Segment Information
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended March 31, 2022
	Total	New York	Other
Total revenues	$442,130	$358,548	$83,582
Operating expenses	(216,529)	(177,535)	(38,994)
NOI - consolidated	225,601	181,013	44,588
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,035)	(13,310)	(6,725)
Add: NOI from partially owned entities	78,692	75,964	2,728
NOI at share	284,258	243,667	40,591
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,130)	(3,975)	845
NOI at share - cash basis	$281,128	$239,692	$41,436

(Amounts in thousands)	For the Three Months Ended March 31, 2021
	Total	New York	Other
Total revenues	$379,977	$303,971	$76,006
Operating expenses	(190,979)	(160,985)	(29,994)
NOI - consolidated	188,998	142,986	46,012
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,646)	(8,621)	(9,025)
Add: NOI from partially owned entities	78,756	76,773	1,983
NOI at share	250,108	211,138	38,970
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,198)	(973)	(225)
NOI at share - cash basis	$248,910	$210,165	$38,745
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Net income	$53,375	$26,993
Depreciation and amortization expense	117,443	95,354
General and administrative expense	41,216	44,186
Transaction related costs and other	1,005	843
Income from partially owned entities	(33,714)	(29,073)
(Income) loss from real estate fund investments	(5,674)	169
Interest and other investment income, net	(1,018)	(1,522)
Interest and debt expense	52,109	50,064
Net gains on disposition of wholly owned and partially owned assets	(6,552)	—
Income tax expense	7,411	1,984
NOI from partially owned entities	78,692	78,756
NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,035)	(17,646)
NOI at share	284,258	250,108
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(3,130)	(1,198)
NOI at share - cash basis	$281,128	$248,910

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
21. Subsequent Event
On April 27, 2022, we entered into an agreement to sell the Center Building, an eight-story 498,000 square foot office building located at 33‑00 Northern Boulevard in Long Island City, New York, for $172,750,000. We expect to close the sale in the third quarter of 2022 and recognize a financial statement gain of approximately $15,000,000 and a tax gain of approximately $74,000,000. The sale is subject to customary closing conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of March 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of March 31, 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2022

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
Currently, one of the most significant factors is the ongoing adverse effect of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, operating performance and the effect it has had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will continue to depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants, and governmental and tenant responses thereto, which continue to be uncertain but the impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
For further discussion of factors that could materially affect the outcome of our forward-looking statements, see "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three months ended March 31, 2022. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of and owned approximately 92.6% of the common limited partnership interest in the Operating Partnership as of March 31, 2022. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
We compete with a large number of real estate investors, property owners and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and the quality of services provided. Our success depends upon, among other factors, trends of the global, national, regional and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation, population and employment trends. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding these factors.
Our business has been adversely affected by the ongoing COVID-19 pandemic and the preventive measures taken to curb the spread of the virus. The pandemic has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business closures. Some of the effects on us include the following:
•While substantially all of the limitations and restrictions imposed on our retail tenants during the onset of the pandemic have been lifted, economic conditions and other factors, including a decline in Manhattan tourism since the onset of the virus, continue to adversely affect the financial health of our retail tenants.
•While our buildings are open, many of our office tenants are working remotely.
•We permanently closed the Hotel Pennsylvania on April 5, 2021 and plan to develop an office tower on the site.
•Trade shows at theMART were cancelled beginning March of 2020 and resumed in the third quarter of 2021 with generally lower attendance than pre-pandemic levels.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will continue to depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants and governmental and tenant responses thereto, which continue to be uncertain. Given the dynamic nature of the circumstances, it is difficult to predict the long-term impact of the ongoing COVID-19 pandemic on our business, financial condition, results of operations and cash flows but the impact could be material.

Overview - continued
Vornado Realty Trust
Quarter Ended March 31, 2022 Financial Results Summary
Net income attributable to common shareholders for the quarter ended March 31, 2022 was $26,478,000, or $0.14 per diluted share, compared to $4,083,000, or $0.02 per diluted share, for the prior year’s quarter. The quarters ended March 31, 2022 and 2021 include certain items that impact the comparability of period to period net income attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the quarter ended March 31, 2022 by $5,204,000, or $0.02 per diluted share, and $8,363,000, or $0.04 per diluted share, for the quarter ended March 31, 2021.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2022 was $154,908,000, or $0.80 per diluted share, compared to $118,407,000, or $0.62 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended March 31, 2022 and 2021 include certain items that impact the comparability of period to period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders plus assumed conversions for the quarter ended March 31, 2022 by $2,595,000, or $0.01 per diluted share, and decreased FFO attributable to common shareholders plus assumed conversions by $5,952,000, or $0.03 per diluted share, for the quarter ended March 31, 2021.
The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Certain expense (income) items that impact net income attributable to common shareholders:
Hotel Pennsylvania loss	$8,929	$8,990
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium units	(5,412)	—
Deferred tax liability on our investment in Farley Office and Retail (held through a taxable REIT subsidiary)	3,173	—
Other	(1,100)	(66)
	5,590	8,924
Noncontrolling interests' share of above adjustments	(386)	(561)
Total of certain expense (income) items that impact net income attributable to common shareholders	$5,204	$8,363
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions:
After-tax net gain on sale of 220 CPS condominium units	$(5,412)	$—
Deferred tax liability on our investment in Farley Office and Retail (held through a taxable REIT subsidiary)	3,173	—
Other	(549)	6,351
	(2,788)	6,351
Noncontrolling interests' share of above adjustments	193	(399)
Total of certain (income) expense items that impact FFO attributable to common shareholders plus assumed conversions, net	$(2,595)	$5,952

Overview - continued
Same Store Net Operating Income (“NOI”) At Share
The percentage increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are below.

Three months ended March 31, 2022 compared to March 31, 2021	Total	New York	theMART	555 California Street
Same store NOI at share % increase	3.1%	2.5%	10.0%	3.2%
Same store NOI at share - cash basis % increase	5.8%	5.0%	14.6%	5.3%

Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dispositions
220 CPS
During the three months ended March 31, 2022, we closed on the sale of one condominium unit at 220 CPS for net proceeds of $15,095,000 resulting in a financial statement net gain of $6,001,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with this sale, $589,000 of income tax expense was recognized on our consolidated statements of income. From inception to March 31, 2022, we have closed on the sale of 107 units for net proceeds of $3,021,991,000 resulting in financial statement net gains of $1,123,256,000.
SoHo Properties
On January 13, 2022, we sold two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street for $84,500,000 and realized net proceeds of $81,399,000. In connection with the sale, we recognized a net gain of $551,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.
Center Building (33-00 Northern Boulevard)
On April 27, 2022, we entered into an agreement to sell the Center Building, an eight-story 498,000 square foot office building located at 33‑00 Northern Boulevard in Long Island City, New York, for $172,750,000. We expect to close the sale in the third quarter of 2022 and recognize a financial statement gain of approximately $15,000,000 and a tax gain of approximately $74,000,000. The sale is subject to customary closing conditions.
Leasing Activity for the Three Months Ended March 31, 2022
The leasing activity and related statistics below are based on leases signed during the period and are not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Second generation relet space represents square footage that has not been vacant for more than nine months and tenant improvements and leasing commissions are based on our share of square feet leased during the period.
•272,000 square feet of New York Office space (236,000 square feet at share) at an initial rent of $81.07 per square foot and a weighted average lease term of 8.8 years. The changes in the GAAP and cash mark-to-market rent on the 152,000 square feet of second generation space were positive 6.5% and positive 7.2%, respectively. Tenant improvements and leasing commissions were $12.88 per square foot per annum, or 15.9% of initial rent.
•20,000 square feet of New York Retail space (all at share) at an initial rent of $171.62 per square foot and a weighted average lease term of 14.1 years. The 20,000 square feet was first generation space. Tenant improvements and leasing commissions were $14.01 per square foot per annum, or 8.2% of initial rent.
•149,000 square feet at theMART (all at share) at an initial rent of $49.79 per square foot and a weighted average lease term of 8.2 years. The changes in the GAAP and cash mark-to-market rent on the 133,000 square feet of second generation space were negative 7.4% and negative 4.5%, respectively. Tenant improvements and leasing commissions were $12.00 per square foot per annum, or 24.1% of initial rent.
•56,000 square feet at 555 California (39,000 square feet at share) at an initial rent of $91.49 per square foot and a weighted average lease term of 6.8 years. The changes in the GAAP and cash mark-to-market rent on the 34,000 square feet of second generation space were positive 56.4% and positive 19.8%, respectively. Tenant improvements and leasing commissions were $12.50 per square foot per annum, or 13.7% of initial rent.

Overview - continued
Square Footage (in service) and Occupancy as of March 31, 2022

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	32	(1)	19,462	16,767	92.1%
Retail (includes retail properties that are in the base of our office properties)	58	(1)	2,213	1,781	80.4%
Residential - 1,983 units(2)	7	(1)	1,510	777	96.4%	(2)
Alexander's	6		2,218	719	96.2%	(2)
			25,403	20,044	91.2%
Other:
theMART	4		3,635	3,626	88.9%
555 California Street	3		1,818	1,273	94.2%
Other	11		2,489	1,154	92.9%
			7,942	6,053

Total square feet as of March 31, 2022			33,345	26,097
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2021

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	32	(1)	19,442	16,757	92.2%
Retail (includes retail properties that are in the base of our office properties)	60	(1)	2,267	1,825	80.7%
Residential - 1,986 units(2)	8	(1)	1,518	785	96.4%	(2)
Alexander's	6		2,218	719	95.6%	(2)
			25,445	20,086	91.3%
Other:
theMART	4		3,692	3,683	88.9%
555 California Street	3		1,818	1,273	93.8%
Other	11		2,489	1,154	92.8%
			7,999	6,110

Total square feet as of December 31, 2021			33,444	26,196
____________________
(1)Reflects the Office, Retail and Residential space within our 75 and 77 total New York properties as of March 31, 2022 and December 31, 2021, respectively.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. For the three months ended March 31, 2022, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended March 31, 2022 and 2021
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended March 31, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended March 31, 2022
	Total	New York	Other
Total revenues	$442,130	$358,548	$83,582
Operating expenses	(216,529)	(177,535)	(38,994)
NOI - consolidated	225,601	181,013	44,588
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,035)	(13,310)	(6,725)
Add: NOI from partially owned entities	78,692	75,964	2,728
NOI at share	284,258	243,667	40,591
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(3,130)	(3,975)	845
NOI at share - cash basis	$281,128	$239,692	$41,436

(Amounts in thousands)	For the Three Months Ended March 31, 2021
	Total	New York	Other
Total revenues	$379,977	$303,971	$76,006
Operating expenses	(190,979)	(160,985)	(29,994)
NOI - consolidated	188,998	142,986	46,012
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(17,646)	(8,621)	(9,025)
Add: NOI from partially owned entities	78,756	76,773	1,983
NOI at share	250,108	211,138	38,970
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,198)	(973)	(225)
NOI at share - cash basis	$248,910	$210,165	$38,745

NOI At Share by Segment for the Three Months Ended March 31, 2022 and 2021 - continued
The elements of our New York and Other NOI at share for the three months ended March 31, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
New York:
Office	$177,809	$166,635
Retail	52,105	36,702
Residential	4,774	4,456
Alexander's	8,979	10,489
Hotel Pennsylvania(1)	—	(7,144)
Total New York	243,667	211,138

Other:
theMART	19,914	18,107
555 California Street	16,235	16,064
Other investments	4,442	4,799
Total Other	40,591	38,970

NOI at share	$284,258	$250,108
___________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the three months ended March 31, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
New York:
Office	$177,827	$167,096
Retail	47,393	34,876
Residential	4,689	4,011
Alexander's	9,783	11,349
Hotel Pennsylvania(1)	—	(7,167)
Total New York	239,692	210,165

Other:
theMART	20,436	17,840
555 California Street	16,360	15,855
Other investments	4,640	5,050
Total Other	41,436	38,745

NOI at share - cash basis	$281,128	$248,910
___________________
(1)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended March 31, 2022 and 2021

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended March 31, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Net income	$53,375	$26,993
Depreciation and amortization expense	117,443	95,354
General and administrative expense	41,216	44,186
Transaction related costs and other	1,005	843
Income from partially owned entities	(33,714)	(29,073)
(Income) loss from real estate fund investments	(5,674)	169
Interest and other investment income, net	(1,018)	(1,522)
Interest and debt expense	52,109	50,064
Net gains on disposition of wholly owned and partially owned assets	(6,552)	—
Income tax expense	7,411	1,984
NOI from partially owned entities	78,692	78,756
NOI attributable to noncontrolling interests in consolidated subsidiaries	(20,035)	(17,646)
NOI at share	284,258	250,108
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(3,130)	(1,198)
NOI at share - cash basis	$281,128	$248,910
NOI At Share by Region

	For the Three Months Ended March 31,
	2022	2021
Region:
New York City metropolitan area	87%	86%
Chicago, IL	7%	7%
San Francisco, CA	6%	7%
	100%	100%

Results of Operations – Three Months Ended March 31, 2022 Compared to March 31, 2021

Revenues
Our revenues were $442,130,000 for the three months ended March 31, 2022 compared to $379,977,000 for the prior year’s quarter, an increase of $62,153,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$9,419	$9,419	$—
Development and redevelopment	22,710	22,710	—
Trade shows(1)	5,144	—	5,144
Same store operations	20,693	20,016	677
	57,966	52,145	5,821
Fee and other income:
BMS cleaning fees	4,214	4,763	(549)
Management and leasing fees	(2,600)	(2,555)	(45)
Other income	2,573	224	2,349
	4,187	2,432	1,755

Total increase in revenues	$62,153	$54,577	$7,576
_______________
See notes below.

Expenses
Our expenses were $374,249,000 for the three months ended March 31, 2022, compared to $334,607,000 for the prior year’s quarter, an increase of $39,642,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$2,430	$2,430	$—
Development and redevelopment	5,661	5,336	325
Non-reimbursable expenses	5,724	5,460	264
Trade shows(1)	1,996	—	1,996
Hotel Pennsylvania(2)	(7,367)	(7,367)	—
BMS expenses	4,720	5,270	(550)
Same store operations	12,386	5,421	6,965
	25,550	16,550	9,000
Depreciation and amortization:
Acquisitions, dispositions and other	11,481	11,481	—
Development and redevelopment	12,299	12,299	—
Same store operations	(1,691)	(2,298)	607
	22,089	21,482	607

General and administrative	(2,970)	(2,078)	(892)

Benefit from deferred compensation plan liability	(5,189)	—	(5,189)

Transaction related costs and other	162	575	(413)

Total increase in expenses	$39,642	$36,529	$3,113
______________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(2)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.

Results of Operations – Three Months Ended March 31, 2022 Compared to March 31, 2021 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at March 31, 2022	For the Three Months Ended March 31,
		2022	2021
Our share of net income:
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$16,309	$9,606
Return on preferred equity, net of our share of the expense		9,226	9,226
		25,535	18,832
Alexander's	32.4%	5,691	6,304
Partially owned office buildings(1)	Various	2,477	5,972
Other investments(2)		11	(2,035)
		$33,714	$29,073
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income from Real Estate Fund Investments
Below is a summary of income from the Fund and the Crowne Plaza joint venture.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Net unrealized income (loss) on held investments	$5,672	$(494)
Net investment income	2	325
Income (loss) from real estate fund investments	5,674	(169)
Less (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(3,964)	429
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$1,710	$260
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended March 31,
	2022	2021
Interest on loans receivable	$825	$560
Amortization of discount on investments in U.S. Treasury bills	129	—
Interest on cash and cash equivalents and restricted cash	64	62
Other, net	—	900
	$1,018	$1,522

Interest and Debt Expense
Interest and debt expense for the three months ended March 31, 2022 was $52,109,000 compared to $50,064,000 for the prior year’s quarter, an increase of $2,045,000. This was primarily due to $6,747,000 of lower capitalized interest and debt expense, partially offset by $3,958,000 of lower interest expense in connection with the refinancing of 1290 Avenue of the Americas.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended March 31, 2022 were $6,552,000, comprised of $6,001,000 from the sale of one 220 CPS condominium unit and $551,000 from the sale of two Manhattan retail properties located at 478-482 Broadway and 155 Spring Street.
Income Tax Expense
Income tax expense for the three months ended March 31, 2022 was $7,411,000 compared to $1,984,000 for the prior year’s quarter, an increase of $5,427,000. This was primarily due to an increase in the deferred tax liability on our investment in Farley Office and Retail and higher income tax expense from the sale of one 220 CPS condominium unit.

Results of Operations – Three Months Ended March 31, 2022 Compared to March 31, 2021 - continued
Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $9,374,000 for the three months ended March 31, 2022, compared to $6,114,000 for the prior year’s quarter, an increase of $3,260,000. This resulted primarily from an increase in net income allocated to the noncontrolling interests of our real estate fund investments.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $1,994,000 for the three months ended March 31, 2022, compared to $329,000 for the prior year’s quarter, an increase of $1,665,000. This resulted primarily from higher net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $15,529,000 for the three months ended March 31, 2022, compared to $16,467,000 for the prior year’s quarter, a decrease of $938,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $15,558,000 for the three months ended March 31, 2022, compared to $16,508,000 for the prior year’s quarter, a decrease of $950,000.
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2022 compared to March 31, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the three months ended March 31, 2022	$284,258	$243,667	$19,914	$16,235	$4,442
Less NOI at share from:
Change in ownership interest in One Park Avenue	(5,956)	(5,956)	—	—	—
Dispositions	78	78	—	—	—
Development properties	(20,860)	(20,860)	—	—	—
Other non-same store income, net	(6,454)	(2,012)	—	—	(4,442)
Same store NOI at share for the three months ended March 31, 2022	$251,066	$214,917	$19,914	$16,235	$—

NOI at share for the three months ended March 31, 2021	$250,108	$211,138	$18,107	$16,064	$4,799
Less NOI at share from:
Dispositions	741	741	—	—	—
Development properties	(7,839)	(7,514)	—	(325)	—
Hotel Pennsylvania	7,144	7,144	—	—	—
Other non-same store income, net	(6,694)	(1,895)	—	—	(4,799)
Same store NOI at share for the three months ended March 31, 2021	$243,460	$209,614	$18,107	$15,739	$—

Increase in same store NOI at share	$7,606	$5,303	$1,807	$496	$—

% increase in same store NOI at share	3.1%	2.5%	10.0%	3.2%	0.0%

Results of Operations – Three Months Ended March 31, 2022 Compared to March 31, 2021 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended March 31, 2022 compared to March 31, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the three months ended March 31, 2022	$281,128	$239,692	$20,436	$16,360	$4,640
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(4,779)	(4,779)	—	—	—
Dispositions	75	75	—	—	—
Development properties	(13,929)	(13,929)	—	—	—
Other non-same store income, net	(7,094)	(2,454)	—	—	(4,640)
Same store NOI at share - cash basis for the three months ended March 31, 2022	$255,401	$218,605	$20,436	$16,360	$—

NOI at share - cash basis for the three months ended March 31, 2021	$248,910	$210,165	$17,840	$15,855	$5,050
Less NOI at share - cash basis from:
Dispositions	1,353	1,353	—	—	—
Development properties	(8,794)	(8,469)	—	(325)	—
Hotel Pennsylvania	7,167	7,167	—	—	—
Other non-same store income, net	(7,167)	(2,117)	—	—	(5,050)
Same store NOI at share - cash basis for the three months ended March 31, 2021	$241,469	$208,099	$17,840	$15,530	$—

Increase in same store NOI at share - cash basis	$13,932	$10,506	$2,596	$830	$—

% increase in same store NOI at share - cash basis	5.8%	5.0%	14.6%	5.3%	0.0%

Liquidity and Capital Resources
Our cash requirements include property operating expenses, capital improvements, tenant improvements, debt service, leasing commissions, dividends to our shareholders, distributions to unitholders of the Operating Partnership, as well as acquisition and development and redevelopment costs. The sources of liquidity to fund these cash requirements include rental revenue, which is our primary source of cash flow and is dependent upon the occupancy and rental rates of our properties, proceeds from debt financings, including mortgage loans, senior unsecured borrowings, unsecured term loans and unsecured revolving credit facilities; proceeds from the issuance of common and preferred equity; and asset sales.
As of March 31, 2022, we have $3.9 billion of liquidity comprised of $1.1 billion of cash and cash equivalents and restricted cash, $645 million of investments in U.S. Treasury bills and $2.2 billion available on our $2.75 billion revolving credit facilities. The ongoing challenges posed by the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Liquidity and Capital Resources - continued
Summary Cash Flows for the Three Months Ended March 31, 2022 and 2021
Cash and cash equivalents and restricted cash was $1,141,255,000 as of March 31, 2022, a $789,096,000 decrease from the balance as of December 31, 2021.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Three Months Ended March 31,		Decrease in Cash Flow
	2022	2021
Net cash provided by operating activities	$171,014	$224,185	$(53,171)
Net cash used in investing activities	(794,635)	(56,539)	(738,096)
Net cash used in financing activities	(165,475)	(142,405)	(23,070)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our non-consolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the three months ended March 31, 2022, net cash provided by operating activities of $171,014,000 was comprised of $163,597,000 of cash from operations, including distributions of income from partially owned entities of $37,778,000, and a net increase of $7,417,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash used in investing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2022	2021
Purchase of U.S. Treasury bills	$(645,920)	$—	$(645,920)
Development costs and construction in progress	(209,738)	(130,318)	(79,420)
Proceeds from sales of real estate	81,399	—	81,399
Additions to real estate	(30,900)	(27,410)	(3,490)
Proceeds from sale of a condominium unit at 220 Central Park South	15,095	—	15,095
Investments in partially owned entities	(4,571)	(4,816)	245
Distributions of capital from partially owned entities	—	106,005	(106,005)
Net cash used in investing activities	$(794,635)	$(56,539)	$(738,096)
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash used in financing activities:

(Amounts in thousands)	For the Three Months Ended March 31,		Increase (Decrease) in Cash Flow
	2022	2021
Dividends paid on common shares/Distributions to Vornado	$(101,616)	$(101,467)	$(149)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(43,545)	(13,338)	(30,207)
Dividends paid on preferred shares/Distributions to preferred unitholders	(15,529)	(16,467)	938
Repayments of borrowings	(5,400)	(358,331)	352,931
Contributions from noncontrolling interests in consolidated subsidiaries	481	—	481
Proceeds received from exercise of Vornado stock options and other	219	215	4
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(85)	(113)	28
Proceeds from borrowings	—	350,000	(350,000)
Debt issuance costs	—	(2,904)	2,904
Net cash used in financing activities	$(165,475)	$(142,405)	$(23,070)

Liquidity and Capital Resources - continued
Development and Redevelopment Expenditures for the Three Months Ended March 31, 2022
Development and redevelopment expenditures consist of all hard and soft costs associated with the development and redevelopment of a property. We plan to fund these development and redevelopment expenditures from operating cash flow, existing liquidity, and/or borrowings. See detailed discussion below for our current development and redevelopment projects.
PENN District
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 845,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 115,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000 at our 95% share, of which $981,993,000 of cash has been expended as of March 31, 2022.
PENN 1
We are redeveloping PENN 1, a 2,547,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN 1. Skanska USA Civil Northeast, Inc. will perform the redevelopment under a fixed price contract for $380,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost of our PENN 1 project is estimated to be $450,000,000, of which $319,622,000 of cash has been expended as of March 31, 2022.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $208,231,000 of cash has been expended as of March 31, 2022.
PENN 15 (Hotel Pennsylvania Site)
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $32,306,000 of cash has been expended as of March 31, 2022.
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
Penn Plaza Insurance Company, LLC (“PPIC”), our wholly owned consolidated subsidiary, acts as a re-insurer with respect to a portion of all risk property and rental value insurance and a portion of our earthquake insurance coverage, and as a direct insurer for coverage for acts of terrorism including NBCR acts. Coverage for acts of terrorism (excluding NBCR acts) is fully reinsured by third-party insurance companies and the Federal government with no exposure to PPIC. For NBCR acts, PPIC is responsible for a deductible of $1,799,727 and 20% of the balance of a covered loss and the Federal government is responsible for the remaining portion of a covered loss. We are ultimately responsible for any loss incurred by PPIC.
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
In January 2022, we exercised a 25-year renewal option on our PENN 1 ground lease extending the term through June 2073. As a result of the exercise, we remeasured the related ground lease liability to include our 25-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000 which is included in "right-of-use assets" and "lease liabilities", respectively, on our consolidated balance sheets as of March 31, 2022.
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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of March 31, 2022, the aggregate dollar amount of these guarantees and master leases is approximately $1,575,000,000.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of March 31, 2022, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related) is developing Farley Office and Retail. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of March 31, 2022, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the March 31, 2022 fair value of the Fund assets, at liquidation we would be required to make a $25,400,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of March 31, 2022, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of March 31, 2022, we have construction commitments aggregating approximately $503,000,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because they exclude the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. The Company also uses FFO attributable to common shareholders plus assumed conversions, as adjusted for certain items that impact the comparability of period to period FFO, as one of several criteria to determine performance-based compensation for senior management. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 18 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 34 of this Quarterly Report on Form 10-Q.
FFO attributable to common shareholders plus assumed conversions was $154,908,000, or $0.80 per diluted share for the three months ended March 31, 2022, compared to $118,407,000, or $0.62 per diluted share, for the prior year’s three months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended March 31,
	2022		2021
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$26,478		$4,083
Per diluted share	$0.14		$0.02

FFO adjustments:
Depreciation and amortization of real property	$105,962		$87,719
Net gain on sale of real estate	(551)		—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	32,139		34,858
Increase in fair value of marketable securities	—		(189)
	137,550		122,388
Noncontrolling interests' share of above adjustments	(9,506)		(8,075)
FFO adjustments, net	$128,044		$114,313

FFO attributable to common shareholders	$154,522		$118,396
Impact of assumed conversion of dilutive convertible securities	386		11
FFO attributable to common shareholders plus assumed conversions	$154,908		$118,407
Per diluted share	$0.80		$0.62

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,724		191,418
Effect of dilutive securities:
Convertible securities	1,136	(1)	26
Share-based payment awards	314		613
Denominator for FFO per diluted share	193,174		192,057
______________________
(1)On January 1, 2022, we adopted Accounting Standards Update 2020-06, which requires us to include our Series D-13 cumulative redeemable preferred units and Series G-1 through G-4 convertible preferred units in our dilutive earnings per share calculations, if the effect is dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2022			2021
	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$4,528,815	1.85%	$45,288	$4,534,215	1.59%
Fixed rate	4,140,000	3.06%	—	4,140,000	3.06%
	$8,668,815	2.43%	45,288	$8,674,215	2.29%
Pro rata share of debt of non-consolidated entities:
Variable rate	$1,268,884	1.99%	12,689	$1,267,224	1.78%
Fixed rate	1,432,075	3.72%	—	1,432,181	3.72%
	$2,700,959	2.91%	12,689	$2,699,405	2.81%
Noncontrolling interests' share of consolidated subsidiaries			(6,821)
Total change in annual net income attributable to the Operating Partnership			51,156
Noncontrolling interests’ share of the Operating Partnership			(3,535)
Total change in annual net income attributable to Vornado			$47,621
Total change in annual net income attributable to the Operating Partnership per Class A unit			$0.25
Total change in annual net income attributable to Vornado per common share			$0.25
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2022, the estimated fair value of our consolidated debt was $8,524,000,000.
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt, as of March 31, 2022.

(Amounts in thousands)	As of March 31, 2022
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap	$36,322	$840,000	(1)	L+193	2.33%	2.26%	5/24
PENN 11 mortgage loan interest rate swap	19,825	500,000		L+195	2.24%	2.23%	3/24
33-00 Northern Boulevard mortgage loan interest rate swap	296	100,000		L+180	2.11%	4.14%	1/25
Various interest rate caps	3,296	1,650,000
	$59,739	$3,090,000

Included in other liabilities:
Unsecured term loan interest rate swap	$7,737	$750,000	(2)	L+100	1.45%	3.87%	10/23
____________________
(1) Represents our 70.0% share of the $1.2 billion mortgage loan.
(2) Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of LIBOR plus 1.00%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, such disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended March 31, 2022, we issued 248,694 Class A units in connection with (i) the issuance of Vornado common shares and (ii) the exercise of awards pursuant to Vornado’s omnibus share plan, including grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options. The consideration received included $219,348 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
10.37	**	—	Employment agreement between Vornado Realty Trust and Barry Langer dated June 4, 2018	***
15.1		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as iXBRL and contained in Exhibit 101.
___________________________
	**		Management contract or compensatory agreement
	***		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: May 2, 2022	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: May 2, 2022	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)