Form 10-Q
period 2022-06-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2022-08-01
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2022
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of June 30, 2022, 191,775,059 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 92.3% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	June 30, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land	$2,493,688	$2,540,193
Buildings and improvements	10,054,872	9,839,166
Development costs and construction in progress	711,250	718,694
Leasehold improvements and equipment	122,151	119,792
Total	13,381,961	13,217,845
Less accumulated depreciation and amortization	(3,532,984)	(3,376,347)
Real estate, net	9,848,977	9,841,498
Right-of-use assets	685,962	337,197
Cash and cash equivalents	988,398	1,760,225
Restricted cash	127,920	170,126
Investments in U.S. Treasury bills	494,045	—
Tenant and other receivables	76,769	79,661
Investments in partially owned entities	3,270,229	3,297,389
Real estate fund investments	930	7,730
220 Central Park South condominium units ready for sale	51,072	57,142
Receivable arising from the straight-lining of rents	687,782	656,318
Deferred leasing costs, net of accumulated amortization of $226,196 and $211,775	378,484	391,693
Identified intangible assets, net of accumulated amortization of $93,180 and $97,186	144,597	154,895
Other assets	397,256	512,714
	$17,152,421	$17,266,588
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,834,275	$6,053,343
Senior unsecured notes, net	1,190,812	1,189,792
Unsecured term loan, net	792,644	797,812
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	727,641	370,206
Accounts payable and accrued expenses	463,333	613,497
Deferred revenue	43,904	48,118
Deferred compensation plan	96,202	110,174
Other liabilities	271,788	304,725
Total liabilities	9,995,599	10,062,667
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,287,741 and 14,033,438 units outstanding	408,487	587,440
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	412,022	590,975
Redeemable noncontrolling interest in a consolidated subsidiary	93,987	97,708
Total redeemable noncontrolling interests	506,009	688,683
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,775,059 and 191,723,608 shares	7,650	7,648
Additional capital	8,339,161	8,143,093
Earnings less than distributions	(3,205,751)	(3,079,320)
Accumulated other comprehensive income (loss)	73,300	(17,534)
Total shareholders' equity	6,396,819	6,236,346
Noncontrolling interests in consolidated subsidiaries	253,994	278,892
Total equity	6,650,813	6,515,238
	$17,152,421	$17,266,588
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Rental revenues	$405,194	$339,596	$802,477	$678,913
Fee and other income	48,300	39,345	93,147	80,005
Total revenues	453,494	378,941	895,624	758,918
EXPENSES:
Operating	(222,309)	(190,920)	(438,838)	(381,899)
Depreciation and amortization	(118,662)	(89,777)	(236,105)	(185,131)
General and administrative	(31,902)	(30,602)	(73,118)	(74,788)
Benefit (expense) from deferred compensation plan liability	7,594	(3,378)	9,538	(6,623)
Transaction related costs and other	(2,960)	(106)	(3,965)	(949)
Total expenses	(368,239)	(314,783)	(742,488)	(649,390)

Income from partially owned entities	25,720	31,426	59,434	60,499
(Loss) income from real estate fund investments	(142)	5,342	5,532	5,173
Interest and other investment income, net	3,036	1,539	4,054	3,061
(Loss) income from deferred compensation plan assets	(7,594)	3,378	(9,538)	6,623
Interest and debt expense	(62,640)	(51,894)	(114,749)	(101,958)
Net gains on disposition of wholly owned and partially owned assets	28,832	25,724	35,384	25,724
Income before income taxes	72,467	79,673	133,253	108,650
Income tax expense	(3,564)	(2,841)	(10,975)	(4,825)
Net income	68,903	76,832	122,278	103,825
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	826	(8,784)	(8,548)	(14,898)
Operating Partnership	(3,782)	(3,536)	(5,776)	(3,865)
Net income attributable to Vornado	65,947	64,512	107,954	85,062
Preferred share dividends	(15,529)	(16,467)	(31,058)	(32,934)
NET INCOME attributable to common shareholders	$50,418	$48,045	$76,896	$52,128

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.26	$0.25	$0.40	$0.27
Weighted average shares outstanding	191,750	191,527	191,737	191,473

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.26	$0.25	$0.40	$0.27
Weighted average shares outstanding	192,039	192,380	192,047	192,207

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$68,903	$76,832	$122,278	$103,825
Other comprehensive income:
Change in fair value of interest rate swaps and other	18,380	8,552	83,619	20,193
Other comprehensive income of nonconsolidated subsidiaries	4,755	1,468	13,960	5,059
Comprehensive income	92,038	86,852	219,857	129,077
Less comprehensive income attributable to noncontrolling interests	(4,567)	(13,024)	(21,069)	(20,353)
Comprehensive income attributable to Vornado	$87,471	$73,828	$198,788	$108,724
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2022:
Balance as of March 31, 2022	48,793	$1,182,459	191,743	$7,649	$8,097,523	$(3,154,549)	$51,776	$253,112	$6,437,970
Net income attributable to Vornado	—	—	—	—	—	65,947	—	—	65,947
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	2,590	2,590
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,624)	—	—	(101,624)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	26	1	859	—	—	—	860
Under dividend reinvestment plan	—	—	7	—	222	—	—	—	222
Contributions	—	—	—	—	—	—	—	3,772	3,772
Distributions	—	—	—	—	—	—	—	(5,467)	(5,467)
Deferred compensation shares and options	—	—	—	—	146	—	—	—	146
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	4,755	—	4,755
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	18,380	—	18,380
Redeemable Class A unit measurement adjustment	—	—	—	—	240,413	—	—	—	240,413
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(1,611)	—	(1,611)
Other	—	—	(1)	—	(2)	4	—	(13)	(11)
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$7,650	$8,339,161	$(3,205,751)	$73,300	$253,994	$6,650,813
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended June 30, 2021:
Balance as of March 31, 2021	48,793	$1,182,311	191,465	$7,638	$8,080,392	$(2,871,681)	$(60,753)	$415,278	$6,753,185
Net income attributable to Vornado	—	—	—	—	—	64,512	—	—	64,512
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	8,308	8,308
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,522)	—	—	(101,522)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(16,467)	—	—	(16,467)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	92	4	4,202	—	—	—	4,206
Under employees' share option plan	—	—	—	—	6	—	—	—	6
Under dividend reinvestment plan	—	—	4	—	219	—	—	—	219
Contributions	—	—	—	—	—	—	—	1,547	1,547
Distributions	—	—	—	—	—	—	—	(139,180)	(139,180)
Deferred compensation shares and options	—	—	—	—	225	—	—	—	225
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	1,468	—	1,468
Change in fair value of interest rate swaps	—	—	—	—	—	—	8,551	—	8,551
Redeemable Class A unit measurement adjustment	—	—	—	—	(16,012)	—	—	—	(16,012)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(704)	—	(704)
Other	—	(20)	—	(1)	1	(3)	1	(3)	(25)
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$7,641	$8,069,033	$(2,925,161)	$(51,437)	$285,950	$6,568,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado	—	—	—	—	—	107,954	—	—	107,954
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	12,269	12,269
Dividends on common shares ($1.06 per share)	—	—	—	—	—	(203,240)	—	—	(203,240)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(31,058)	—	—	(31,058)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	42	2	1,575	—	—	—	1,577
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	12	—	434	—	—	—	434
Contributions	—	—	—	—	—	—	—	4,253	4,253
Distributions	—	—	—	—	—	—	—	(41,428)	(41,428)
Deferred compensation shares and options	—	—	(2)	—	292	(85)	—	—	207
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	13,960	—	13,960
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	83,619	—	83,619
Redeemable Class A unit measurement adjustment	—	—	—	—	193,762	—	—	—	193,762
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(6,745)	—	(6,745)
Other	—	—	(1)	—	(2)	(2)	—	8	4
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$7,650	$8,339,161	$(3,205,751)	$73,300	$253,994	$6,650,813
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)
						Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital				Total Equity
	Shares	Amount	Shares	Amount
For the Six Months Ended June 30, 2021:
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	85,062	—	—	85,062
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	14,505	14,505
Dividends on common shares ($1.06 per share)	—	—	—	—	—	(202,989)	—	—	(202,989)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(32,934)	—	—	(32,934)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	199	8	8,301	—	—	—	8,309
Under employees' share option plan	—	—	—	—	10	—	—	—	10
Under dividend reinvestment plan	—	—	10	—	430	—	—	—	430
Contributions	—	—	—	—	—	—	—	1,547	1,547
Distributions	—	—	—	—	—	—	—	(145,057)	(145,057)
Deferred compensation shares and options	—	—	(3)	—	449	(114)	—	—	335
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	5,059	—	5,059
Change in fair value of interest rate swaps	—	—	—	—	—	—	20,193	—	20,193
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(142,948)	—	—	—	(142,948)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(1,590)	—	(1,590)
Other	—	(48)	—	—	1	(4)	—	(2)	(53)
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$7,641	$8,069,033	$(2,925,161)	$(51,437)	$285,950	$6,568,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$122,278	$103,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	246,532	194,225
Distributions of income from partially owned entities	95,494	109,089
Equity in net income of partially owned entities	(59,434)	(60,499)
Straight-lining of rents	(36,679)	9,835
Net gains on disposition of wholly owned and partially owned assets	(35,384)	(25,724)
Stock-based compensation expense	19,001	27,379
Change in deferred tax liability	6,457	1,192
Amortization of below-market leases, net	(2,404)	(5,717)
Net realized and unrealized loss on real estate fund investments	1,128	789
Write-off of lease receivables deemed uncollectible	501	5,239
Other non-cash adjustments	1,929	3,033
Changes in operating assets and liabilities:
Real estate fund investments	—	(789)
Tenant and other receivables	2,388	10,477
Prepaid assets	94,235	127,958
Other assets	(13,455)	(26,262)
Accounts payable and accrued expenses	(15,283)	2,243
Other liabilities	3,321	(3,584)
Net cash provided by operating activities	430,625	472,709

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(794,793)	—
Development costs and construction in progress	(418,748)	(269,376)
Proceeds from maturities of U.S. Treasury bills	299,668	—
Proceeds from sales of real estate	253,958	3,521
Additions to real estate	(70,046)	(90,138)
Proceeds from sale of condominium units at 220 Central Park South	16,124	72,216
Investments in partially owned entities	(11,091)	(6,357)
Distributions of capital from partially owned entities	10,066	106,005
Acquisitions of real estate and other	(1,000)	—
Proceeds from repayments of loan receivables	—	675
Net cash used in investing activities	(715,862)	(183,454)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,240,573)	$(1,573,443)
Proceeds from borrowings	1,029,773	2,298,007
Dividends paid on common shares	(203,240)	(202,989)
Distributions to noncontrolling interests	(56,589)	(159,926)
Debt issuance costs	(31,718)	(32,875)
Dividends paid on preferred shares	(31,058)	(32,934)
Contributions from noncontrolling interests	4,253	1,547
Proceeds received from exercise of employee share options and other	441	440
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(85)	(114)
Net cash (used in) provided by financing activities	(528,796)	297,713
Net (decrease) increase in cash and cash equivalents and restricted cash	(814,033)	586,968
Cash and cash equivalents and restricted cash at beginning of period	1,930,351	1,730,369
Cash and cash equivalents and restricted cash at end of period	$1,116,318	$2,317,337

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,760,225	$1,624,482
Restricted cash at beginning of period	170,126	105,887
Cash and cash equivalents and restricted cash at beginning of period	$1,930,351	$1,730,369

Cash and cash equivalents at end of period	$988,398	$2,172,195
Restricted cash at end of period	127,920	145,142
Cash and cash equivalents and restricted cash at end of period	$1,116,318	$2,317,337

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $7,221 and $21,046	$107,367	$93,376
Cash payments for income taxes	$5,064	$6,797

Non-Cash Investing and Financing Activities:
Additional estimated lease liability arising from the recognition of right-of-use asset	$350,000	$—
Redeemable Class A unit measurement adjustment	193,762	(142,948)
Accrued capital expenditures included in accounts payable and accrued expenses	86,639	80,649
Increase in accumulated other comprehensive income due to change in fair value of consolidated interest rate swaps and other	83,619	20,193
Write-off of fully depreciated assets	(31,996)	(48,190)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	3,024	9,227
Reclassification of assets held for sale (included in "other assets")	—	79,210
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	June 30, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land	$2,493,688	$2,540,193
Buildings and improvements	10,054,872	9,839,166
Development costs and construction in progress	711,250	718,694
Leasehold improvements and equipment	122,151	119,792
Total	13,381,961	13,217,845
Less accumulated depreciation and amortization	(3,532,984)	(3,376,347)
Real estate, net	9,848,977	9,841,498
Right-of-use assets	685,962	337,197
Cash and cash equivalents	988,398	1,760,225
Restricted cash	127,920	170,126
Investments in U.S. Treasury bills	494,045	—
Tenant and other receivables	76,769	79,661
Investments in partially owned entities	3,270,229	3,297,389
Real estate fund investments	930	7,730
220 Central Park South condominium units ready for sale	51,072	57,142
Receivable arising from the straight-lining of rents	687,782	656,318
Deferred leasing costs, net of accumulated amortization of $226,196 and $211,775	378,484	391,693
Identified intangible assets, net of accumulated amortization of $93,180 and $97,186	144,597	154,895
Other assets	397,256	512,714
	$17,152,421	$17,266,588
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,834,275	$6,053,343
Senior unsecured notes, net	1,190,812	1,189,792
Unsecured term loan, net	792,644	797,812
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	727,641	370,206
Accounts payable and accrued expenses	463,333	613,497
Deferred revenue	43,904	48,118
Deferred compensation plan	96,202	110,174
Other liabilities	271,788	304,725
Total liabilities	9,995,599	10,062,667
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,287,741 and 14,033,438 units outstanding	408,487	587,440
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	412,022	590,975
Redeemable noncontrolling interest in a consolidated subsidiary	93,987	97,708
Total redeemable noncontrolling interests	506,009	688,683
Partners' equity:
Partners' capital	9,529,270	9,333,200
Earnings less than distributions	(3,205,751)	(3,079,320)
Accumulated other comprehensive income (loss)	73,300	(17,534)
Total partners' equity	6,396,819	6,236,346
Noncontrolling interests in consolidated subsidiaries	253,994	278,892
Total equity	6,650,813	6,515,238
	$17,152,421	$17,266,588

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Rental revenues	$405,194	$339,596	$802,477	$678,913
Fee and other income	48,300	39,345	93,147	80,005
Total revenues	453,494	378,941	895,624	758,918
EXPENSES:
Operating	(222,309)	(190,920)	(438,838)	(381,899)
Depreciation and amortization	(118,662)	(89,777)	(236,105)	(185,131)
General and administrative	(31,902)	(30,602)	(73,118)	(74,788)
Benefit (expense) from deferred compensation plan liability	7,594	(3,378)	9,538	(6,623)
Transaction related costs and other	(2,960)	(106)	(3,965)	(949)
Total expenses	(368,239)	(314,783)	(742,488)	(649,390)

Income from partially owned entities	25,720	31,426	59,434	60,499
(Loss) income from real estate fund investments	(142)	5,342	5,532	5,173
Interest and other investment income, net	3,036	1,539	4,054	3,061
(Loss) income from deferred compensation plan assets	(7,594)	3,378	(9,538)	6,623
Interest and debt expense	(62,640)	(51,894)	(114,749)	(101,958)
Net gains on disposition of wholly owned and partially owned assets	28,832	25,724	35,384	25,724
Income before income taxes	72,467	79,673	133,253	108,650
Income tax expense	(3,564)	(2,841)	(10,975)	(4,825)
Net income	68,903	76,832	122,278	103,825
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	826	(8,784)	(8,548)	(14,898)
Net income attributable to Vornado Realty L.P.	69,729	68,048	113,730	88,927
Preferred unit distributions	(15,557)	(16,508)	(31,115)	(33,016)
NET INCOME attributable to Class A unitholders	$54,172	$51,540	$82,615	$55,911

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.26	$0.25	$0.40	$0.27
Weighted average units outstanding	205,259	204,621	205,200	204,560

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.26	$0.25	$0.39	$0.27
Weighted average units outstanding	205,930	205,814	205,922	205,572
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$68,903	$76,832	$122,278	$103,825
Other comprehensive income:
Change in fair value of interest rate swaps and other	18,380	8,552	83,619	20,193
Other comprehensive income of nonconsolidated subsidiaries	4,755	1,468	13,960	5,059
Comprehensive income	92,038	86,852	219,857	129,077
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	826	(8,784)	(8,548)	(14,898)
Comprehensive income attributable to Vornado Realty L.P.	$92,864	$78,068	$211,309	$114,179

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2022:
Balance as of March 31, 2022	48,793	$1,182,459	191,743	$8,105,172	$(3,154,549)	$51,776	$253,112	$6,437,970
Net income attributable to Vornado Realty L.P.	—	—	—	—	69,729	—	—	69,729
Net income attributable to redeemable partnership units	—	—	—	—	(3,782)	—	—	(3,782)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	2,590	2,590
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,624)	—	—	(101,624)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	26	860	—	—	—	860
Under Vornado's dividend reinvestment plan	—	—	7	222	—	—	—	222
Contributions	—	—	—	—	—	—	3,772	3,772
Distributions	—	—	—	—	—	—	(5,467)	(5,467)
Deferred compensation units and options	—	—	—	146	—	—	—	146
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	4,755	—	4,755
Change in fair value of interest rate swaps and other	—	—	—	—	—	18,380	—	18,380
Redeemable Class A unit measurement adjustment	—	—	—	240,413	—	—	—	240,413
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(1,611)	—	(1,611)
Other	—	—	(1)	(2)	4	—	(13)	(11)
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$8,346,811	$(3,205,751)	$73,300	$253,994	$6,650,813
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended June 30, 2021:
Balance as of March 31, 2021	48,793	$1,182,311	191,465	$8,088,030	$(2,871,681)	$(60,753)	$415,278	$6,753,185
Net income attributable to Vornado Realty L.P.	—	—	—	—	68,048	—	—	68,048
Net income attributable to redeemable partnership units	—	—	—	—	(3,536)	—	—	(3,536)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	8,308	8,308
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,522)	—	—	(101,522)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(16,467)	—	—	(16,467)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	92	4,206	—	—	—	4,206
Under Vornado's employees' share option plan	—	—	—	6	—	—	—	6
Under Vornado's dividend reinvestment plan	—	—	4	219	—	—	—	219
Contributions	—	—	—	—	—	—	1,547	1,547
Distributions	—	—	—	—	—	—	(139,180)	(139,180)
Deferred compensation units and options	—	—	—	225	—	—	—	225
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	1,468	—	1,468
Change in fair value of interest rate swaps	—	—	—	—	—	8,551	—	8,551
Redeemable Class A unit measurement adjustment	—	—	—	(16,012)	—	—	—	(16,012)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(704)	—	(704)
Other	—	(20)	—	—	(3)	1	(3)	(25)
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$8,076,674	$(2,925,161)	$(51,437)	$285,950	$6,568,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado Realty L.P.	—	—	—	—	113,730	—	—	113,730
Net income attributable to redeemable partnership units	—	—	—	—	(5,776)	—	—	(5,776)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	12,269	12,269
Distributions to Vornado ($1.06 per unit)	—	—	—	—	(203,240)	—	—	(203,240)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(31,058)	—	—	(31,058)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	42	1,577	—	—	—	1,577
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	12	434	—	—	—	434
Contributions	—	—	—	—	—	—	4,253	4,253
Distributions	—	—	—	—	—	—	(41,428)	(41,428)
Deferred compensation units and options	—	—	(2)	292	(85)	—	—	207
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	13,960	—	13,960
Change in fair value of interest rate swaps and other	—	—	—	—	—	83,619	—	83,619
Redeemable Class A unit measurement adjustment	—	—	—	193,762	—	—	—	193,762
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(6,745)	—	(6,745)
Other	—	—	(1)	(2)	(2)	—	8	4
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$8,346,811	$(3,205,751)	$73,300	$253,994	$6,650,813
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
For the Six Months Ended June 30, 2021:
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	88,927	—	—	88,927
Net income attributable to redeemable partnership units	—	—	—	—	(3,865)	—	—	(3,865)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	14,505	14,505
Distributions to Vornado ($1.06 per unit)	—	—	—	—	(202,989)	—	—	(202,989)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(32,934)	—	—	(32,934)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	199	8,309	—	—	—	8,309
Under Vornado's employees' share option plan	—	—	—	10	—	—	—	10
Under Vornado's dividend reinvestment plan	—	—	10	430	—	—	—	430
Contributions	—	—	—	—	—	—	1,547	1,547
Distributions	—	—	—	—	—	—	(145,057)	(145,057)
Deferred compensation units and options	—	—	(3)	449	(114)	—	—	335
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	5,059	—	5,059
Change in fair value of interest rate swaps	—	—	—	—	—	20,193	—	20,193
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(142,948)	—	—	—	(142,948)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(1,590)	—	(1,590)
Other	—	(48)	—	1	(4)	—	(2)	(53)
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$8,076,674	$(2,925,161)	$(51,437)	$285,950	$6,568,317
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$122,278	$103,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	246,532	194,225
Distributions of income from partially owned entities	95,494	109,089
Equity in net income of partially owned entities	(59,434)	(60,499)
Straight-lining of rents	(36,679)	9,835
Net gains on disposition of wholly owned and partially owned assets	(35,384)	(25,724)
Stock-based compensation expense	19,001	27,379
Change in deferred tax liability	6,457	1,192
Amortization of below-market leases, net	(2,404)	(5,717)
Net realized and unrealized loss on real estate fund investments	1,128	789
Write-off of lease receivables deemed uncollectible	501	5,239
Other non-cash adjustments	1,929	3,033
Changes in operating assets and liabilities:
Real estate fund investments	—	(789)
Tenant and other receivables	2,388	10,477
Prepaid assets	94,235	127,958
Other assets	(13,455)	(26,262)
Accounts payable and accrued expenses	(15,283)	2,243
Other liabilities	3,321	(3,584)
Net cash provided by operating activities	430,625	472,709

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(794,793)	—
Development costs and construction in progress	(418,748)	(269,376)
Proceeds from maturities of U.S. Treasury bills	299,668	—
Proceeds from sales of real estate	253,958	3,521
Additions to real estate	(70,046)	(90,138)
Proceeds from sale of condominium units at 220 Central Park South	16,124	72,216
Investments in partially owned entities	(11,091)	(6,357)
Distributions of capital from partially owned entities	10,066	106,005
Acquisitions of real estate and other	(1,000)	—
Proceeds from repayments of loan receivables	—	675
Net cash used in investing activities	(715,862)	(183,454)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,240,573)	$(1,573,443)
Proceeds from borrowings	1,029,773	2,298,007
Distributions to Vornado	(203,240)	(202,989)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(56,589)	(159,926)
Debt issuance costs	(31,718)	(32,875)
Distributions to preferred unitholders	(31,058)	(32,934)
Contributions from noncontrolling interests in consolidated subsidiaries	4,253	1,547
Proceeds received from exercise of Vornado stock options and other	441	440
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(85)	(114)
Net cash (used in) provided by financing activities	(528,796)	297,713
Net (decrease) increase in cash and cash equivalents and restricted cash	(814,033)	586,968
Cash and cash equivalents and restricted cash at beginning of period	1,930,351	1,730,369
Cash and cash equivalents and restricted cash at end of period	$1,116,318	$2,317,337

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,760,225	$1,624,482
Restricted cash at beginning of period	170,126	105,887
Cash and cash equivalents and restricted cash at beginning of period	$1,930,351	$1,730,369

Cash and cash equivalents at end of period	$988,398	$2,172,195
Restricted cash at end of period	127,920	145,142
Cash and cash equivalents and restricted cash at end of period	$1,116,318	$2,317,337

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $7,221 and $21,046	$107,367	$93,376
Cash payments for income taxes	$5,064	$6,797

Non-Cash Investing and Financing Activities:
Additional estimated lease liability arising from the recognition of right-of-use asset	$350,000	$—
Redeemable Class A unit measurement adjustment	193,762	(142,948)
Accrued capital expenditures included in accounts payable and accrued expenses	86,639	80,649
Increase in accumulated other comprehensive income due to change in fair value of consolidated interest rate swaps and other	83,619	20,193
Write-off of fully depreciated assets	(31,996)	(48,190)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	3,024	9,227
Reclassification of assets held for sale (included in "other assets")	—	79,210
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of and owned approximately 92.3% of the common limited partnership interest in the Operating Partnership as of June 30, 2022. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our investments in U.S. Treasury bills are accounted for as available-for-sale debt investments and are recorded at fair value in "investments in U.S. Treasury bills" on our consolidated balance sheets. See Note 14 - Fair Value Measurements for information on our investments in U.S. Treasury bills.
3.    Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 establishing Accounting Standards Codification ("ASC") Topic 848, Reference Rate Reform, and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, "ASC 848"). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and six months ended June 30, 2022 and 2021 is set forth in Note 20 - Segment Information.

(Amounts in thousands)	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2021
	Total	New York	Other		Total	New York	Other
Property rentals	$383,049	$309,882	$73,167		$330,944	$260,953	$69,991
Trade shows(1)	5,842	—	5,842		—	—	—
Lease revenues(2)	388,891	309,882	79,009		330,944	260,953	69,991
Tenant services	11,461	8,133	3,328		8,652	5,928	2,724
Parking revenues	4,842	4,025	817		—	—	—
Rental revenues	405,194	322,040	83,154		339,596	266,881	72,715
BMS cleaning fees	33,999	36,206	(2,207)	(3)	28,083	29,600	(1,517)	(3)
Management and leasing fees	2,866	3,011	(145)		3,073	3,088	(15)
Other income	11,435	2,905	8,530		8,189	1,575	6,614
Fee and other income	48,300	42,122	6,178		39,345	34,263	5,082
Total revenues	$453,494	$364,162	$89,332		$378,941	$301,144	$77,797
____________________
See notes below.

(Amounts in thousands)	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2021
	Total	New York	Other		Total	New York	Other
Property rentals	$760,936	$617,605	$143,331		$663,002	$522,644	$140,358
Trade shows(1)	10,986	—	10,986		—	—	—
Lease revenues(2)	771,922	617,605	154,317		663,002	522,644	140,358
Tenant services	21,350	15,544	5,806		15,911	10,937	4,974
Parking revenues	9,205	7,736	1,469		—	—	—
Rental revenues	802,477	640,885	161,592		678,913	533,581	145,332
BMS cleaning fees	66,690	70,917	(4,227)	(3)	56,560	59,548	(2,988)	(3)
Management and leasing fees	5,635	5,978	(343)		8,442	8,610	(168)
Other income	20,822	4,930	15,892		15,003	3,376	11,627
Fee and other income	93,147	81,825	11,322		80,005	71,534	8,471
Total revenues	$895,624	$722,710	$172,914		$758,918	$605,115	$153,803
____________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(2)The components of lease revenues were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Fixed billings	$342,891	$305,963	$672,142	$615,823
Variable billings	31,225	30,123	64,199	61,772
Total contractual operating lease billings	374,116	336,086	736,341	677,595
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	15,276	(3,573)	36,082	(9,354)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(501)	(1,569)	(501)	(5,239)
Lease revenues	$388,891	$330,944	$771,922	$663,002
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to theMART and 555 California Street which are included as income in the New York segment.

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
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.3% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (5.40% as of June 30, 2022) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020.
On May 20, 2022, 1100 Lincoln Road was conveyed to the lender pursuant to a deed-in-lieu of foreclosure agreement in exchange for a $5,672,000 payment to the Fund. From the inception of this investment through its disposition, the Fund realized a $53,724,000 net loss.
As of June 30, 2022, we had two real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $930,000, $275,459,000 below cost, and had remaining unfunded commitments of $28,465,000, of which our share was $8,849,000. As of December 31, 2021, we had three real estate fund investments with an aggregate fair value of $7,730,000.
Below is a summary of (loss) income from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Previously recorded unrealized loss on exited investments	$53,724	$—	$59,396	$—
Realized loss on exited investments	(53,724)	—	(53,724)	—
Net unrealized loss on held investments	(6,800)	(295)	(6,800)	(789)
Net investment income	6,658	5,637	6,660	5,962
(Loss) income from real estate fund investments	(142)	5,342	5,532	5,173
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	365	(3,703)	(3,599)	(3,274)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$223	$1,639	$1,933	$1,899
6.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of June 30, 2022, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion of preferred equity security interests in certain of the properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of June 30, 2022, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $381,731,000, the basis difference primarily resulting from non-cash impairment losses recognized during 2020. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Fifth Avenue and Times Square JV - continued
On April 18, 2022, we received a $13,613,000 refund of New York City real property transfer tax that we previously paid in connection with the transfer of the Properties to Fifth Avenue and Times Square JV in April 2019. The receipt of the refund was recognized in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the three and six months ended June 30, 2022.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of June 30, 2022, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of June 30, 2022, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s June 30, 2022 closing share price of $222.16, was $367,468,000, or $275,924,000 in excess of the carrying amount on our consolidated balance sheets. As of June 30, 2022, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,864,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
Below is a schedule summarizing our investments in partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2022	Balance as of
		June 30, 2022	December 31, 2021
Investments:
Fifth Avenue and Times Square JV (see page 26 for details):	51.5%	$2,771,041	$2,770,633
Partially owned office buildings/land(1)	Various	282,057	306,989
Alexander’s	32.4%	91,544	91,405
Other investments(2)	Various	125,587	128,362
		$3,270,229	$3,297,389

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(63,394)	$(60,918)
85 Tenth Avenue	49.9%	(16,070)	(18,067)
		$(79,464)	$(78,985)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2022	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 26 for details):
Equity in net income	51.5%	$13,665	$10,037	$29,974	$19,643
Return on preferred equity, net of our share of the expense		9,329	9,329	18,555	18,555
		22,994	19,366	48,529	38,198
Alexander's (see page 27 for details):
Equity in net income(1)	32.4%	4,824	8,325	9,495	14,054
Management, leasing and development fees		1,162	1,962	2,182	2,537
		5,986	10,287	11,677	16,591

Partially owned office buildings(2)	Various	(3,584)	3,758	(1,107)	9,730

Other investments(3)	Various	324	(1,985)	335	(4,020)

		$25,720	$31,426	$59,434	$60,499
____________________
(1)On June 4, 2021, Alexander's completed the sale of a parcel of land in the Bronx, New York for $10,000. As a result of the sale, we recognized our $2,956 share of the net gain and also received a $300 sales commission from Alexander's.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Rosslyn Plaza and others.
7.    220 Central Park South ("220 CPS")
During the six months ended June 30, 2022, we closed on the sale of one condominium unit and ancillary amenities at 220 CPS for net proceeds of $16,124,000 resulting in a financial statement net gain of $7,030,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $945,000 of income tax expense was recognized on our consolidated statements of income. From inception to June 30, 2022, we have closed on the sale of 107 units and ancillary amenities for net proceeds of $3,023,020,000 resulting in financial statement net gains of $1,124,285,000.
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
Center Building (33-00 Northern Boulevard)
On June 17, 2022, we sold the Center Building, an eight-story 498,000 square foot office building located at 33‑00 Northern Boulevard in Long Island City, New York, for $172,750,000. We realized net proceeds of $58,946,000 after repayment of the existing $100,000,000 mortgage loan and closing costs. In connection with the sale, we recognized a net gain of $15,213,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	June 30, 2022	December 31, 2021
Identified intangible assets:
Gross amount	$237,777	$252,081
Accumulated amortization	(93,180)	(97,186)
Total, net	$144,597	$154,895
Identified intangible liabilities (included in deferred revenue):
Gross amount	$244,396	$256,065
Accumulated amortization	(204,831)	(212,245)
Total, net	$39,565	$43,820
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1,487,000 and $2,551,000 for the three months ended June 30, 2022 and 2021, respectively, and $2,404,000 and $5,717,000 for the six months ended June 30, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2023 is below:

(Amounts in thousands)	Acquired below (above) market leases, net
2023	$5,440
2024	2,364
2025	953
2026	311
2027	(136)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $2,417,000 and $985,000 for the three months ended June 30, 2022 and 2021, respectively, and $6,542,000 and $2,311,000 for the six months ended June 30, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2023 is below:

(Amounts in thousands)	Other identified intangible assets
2023	$7,948
2024	7,128
2025	6,077
2026	5,884
2027	5,449

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Debt
Secured Debt
On June 15, 2022, we completed a $480,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot building comprised of 859,000 square feet of office space and 255,000 square feet of retail space. The interest-only loan bears a rate of SOFR plus 1.65% (3.09% as of June 30, 2022) through March 2024, increasing to SOFR plus 1.85% thereafter. The loan matures in June 2027, with two one-year extension options subject to debt service coverage ratio and loan-to-value tests. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.55% and was scheduled to mature in April 2024.
On June 28, 2022, we completed a $700,000,000 refinancing of 770 Broadway, a 1.2 million square foot Class A Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.25% (3.75% as of June 30, 2022) and matures in July 2024, with three one-year extension options (July 2027 as fully extended). Upon the achievement of certain conditions within the first 18 months of closing, the interest rate will decrease to SOFR plus 1.75% and we will have the option to draw an additional $300,000,000 of proceeds. Concurrently with the refinancing, the interest rate on $350,000,000 of the loan was swapped to a fixed rate of 5.11% and on July 22, 2022, the interest rate on the remaining $350,000,000 was swapped to a fixed rate of 4.85%. The swaps result in a blended fixed interest rate of 4.98% through July 2027. The loan replaces the previous $700,000,000 loan that bore interest at SOFR plus 1.86% and was scheduled to mature in July 2022.
Unsecured Revolving Credit Facility
On June 30, 2022, we amended and extended one of our two revolving credit facilities. The $1.25 billion amended facility bears interest at a rate of SOFR plus 1.15% (2.68% as of June 30, 2022). The term of the facility was extended from March 2024 to December 2027, as fully extended. The facility fee is 25 basis points. Our other $1.25 billion revolving credit facility matures in April 2026, as fully extended, and bears a rate of SOFR plus 1.19% with a facility fee of 25 basis points.
Unsecured Term Loan
On June 30, 2022, we extended our $800,000,000 unsecured term loan from February 2024 to December 2027. The extended loan bears interest at a rate of SOFR plus 1.30% (2.83% as of June 30, 2022). Under an existing swap agreement, $750,000,000 of the $800,000,000 loan has been swapped to a fixed rate of 4.05% through October 2023.

The following is a summary of our debt:

(Amounts in thousands)	Weighted Average Interest Rate at June 30, 2022	Balance as of
		June 30, 2022		December 31, 2021
Mortgages Payable:
Fixed rate	3.10%	$2,540,000		$2,190,000
Variable rate	2.96%	3,348,415	(1)	3,909,215
Total	3.02%	5,888,415		6,099,215
Deferred financing costs, net and other		(54,140)		(45,872)
Total, net		$5,834,275		$6,053,343
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000		$1,200,000
Deferred financing costs, net and other		(9,188)		(10,208)
Senior unsecured notes, net		1,190,812		1,189,792

Unsecured term loan	3.98%	800,000		800,000
Deferred financing costs, net and other		(7,356)		(2,188)
Unsecured term loan, net		792,644		797,812

Unsecured revolving credit facilities	2.68%	575,000		575,000

Total, net		$2,558,456		$2,562,604
________________________________
(1)As of June 30, 2022, our variable rate debt includes $350,000 of the $700,000 mortgage loan on 770 Broadway. On July 22, 2022, the interest rate on the $350,000 was swapped to a fixed rate resulting in the entire $700,000 loan bearing interest at a blended fixed rate of 4.98%.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$649,758	$640,193	$590,975	$511,747
Net income	3,782	3,536	5,776	3,865
Other comprehensive income	1,611	704	6,745	1,590
Distributions	(7,577)	(7,408)	(15,161)	(14,869)
Redemption of Class A units for Vornado common shares, at redemption value	(860)	(4,206)	(1,577)	(8,309)
Redeemable Class A unit measurement adjustment	(240,413)	16,012	(193,762)	142,948
Other, net	5,721	5,940	19,026	17,799
Ending balance	$412,022	$654,771	$412,022	$654,771
As of June 30, 2022 and December 31, 2021, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $408,487,000 and $587,440,000, respectively, based on Vornado's quarter-end closing common share price.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,383,000 and $49,659,000 as of June 30, 2022 and December 31, 2021, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest is developing Farley Office and Retail (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and six months ended June 30, 2022 and 2021.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$97,403	$94,437	$97,708	$94,520
Net (loss) income	(3,416)	476	(3,721)	393
Ending balance	$93,987	$94,913	$93,987	$94,913

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.53	$0.53	$1.06	$1.06
Convertible Preferred(1):
6.5% Series A: authorized 12,902 and 13,402 shares/units(2)	0.8125	0.8125	1.6250	1.6250
Cumulative Redeemable Preferred(1)(3):
5.70% Series K: authorized 12,000,000 shares/units	N/A	0.3563	N/A	0.7126
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	0.6750	0.6750
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.6562	0.6562
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.6562	0.6562
4.45% Series O: authorized 12,000,000 shares/units	0.2781	N/A	0.5562	N/A
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
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in accumulated other comprehensive income (loss) by component.

(Amounts in thousands)	Total	Accumulated other comprehensive income (loss) of nonconsolidated subsidiaries	Change in fair value of interest rate swaps and other	Other
For the three months ended June 30, 2022:
Balance as of March 31, 2022	$51,776	$5,142	$50,478	$(3,844)
Other comprehensive income (loss)	21,524	4,755	18,380	(1,611)
Balance as of June 30, 2022	$73,300	$9,897	$68,858	$(5,455)

For the three months ended June 30, 2021:
Balance as of March 31, 2021	$(60,753)	$(10,747)	$(54,456)	$4,450
Other comprehensive income (loss)	9,316	1,468	8,551	(703)
Balance as of June 30, 2021	$(51,437)	$(9,279)	$(45,905)	$3,747

For the six months ended June 30, 2022:
Balance as of December 31, 2021	$(17,534)	$(4,063)	$(14,761)	$1,290
Other comprehensive income (loss)	90,834	13,960	83,619	(6,745)
Balance as of June 30, 2022	$73,300	$9,897	$68,858	$(5,455)

For the six months ended June 30, 2021:
Balance as of December 31, 2020	$(75,099)	$(14,338)	$(66,098)	$5,337
Other comprehensive income (loss)	23,662	5,059	20,193	(1,590)
Balance as of June 30, 2021	$(51,437)	$(9,279)	$(45,905)	$3,747

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of June 30, 2022 and December 31, 2021, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of June 30, 2022 and December 31, 2021, the net carrying amount of our investments in these entities was $68,894,000 and $69,435,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of June 30, 2022, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,563,905,000 and $2,366,989,000, respectively. As of December 31, 2021, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,564,621,000 and $2,517,652,000, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

(Amounts in thousands)	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills (1)	$494,045	$494,045	$—	$—
Real estate fund investments	930	—	—	930
Deferred compensation plan assets ($5,040 included in restricted cash and $91,162 in other assets)	96,202	52,047	—	44,155
Loans receivable ($48,299 included in investments in partially owned entities and $3,747 in other assets)	52,046	—	—	52,046
Interest rate swaps and caps (included in other assets)	74,039	—	74,039	—
Total assets	$717,262	$546,092	$74,039	$97,131

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
Interest rate swaps (included in other liabilities)	1,756	—	1,756	—
Total liabilities	$51,139	$49,383	$1,756	$—

(Amounts in thousands)	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$7,730	$—	$—	$7,730
Deferred compensation plan assets ($9,104 included in restricted cash and $101,070 in other assets)	110,174	65,158	—	45,016
Loans receivable ($46,444 included in investments in partially owned entities and $3,738 in other assets)	50,182	—	—	50,182
Interest rate swaps and caps (included in other assets)	18,929	—	18,929	—
Total assets	$187,015	$65,158	$18,929	$102,928

Mandatorily redeemable instruments (included in other liabilities)	$49,659	$49,659	$—	$—
Interest rate swaps (included in other liabilities)	32,837	—	32,837	—
Total liabilities	$82,496	$49,659	$32,837	$—
____________________
(1) During the six months ended June 30, 2022, we purchased $794,793 in U.S. Treasury bills with an aggregate par value of $800,000 and realized proceeds of $300,000 from maturing U.S. Treasury bills. As of June 30, 2022, our investments in U.S. Treasury bills have an aggregate amortized cost of $496,650 and have remaining maturities of less than one year.
Real Estate Fund Investments
As of June 30, 2022, we had two real estate fund investments with an aggregate fair value of $930,000, $275,459,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of assets)
Unobservable Quantitative Input	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Discount rates	12.0% to 13.0%	12.0% to 15.0%	12.6%	13.2%
Terminal capitalization rates	5.5% to 9.4%	5.5% to 8.8%	7.6%	7.4%
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
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments - continued
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$13,402	$3,739	$7,730	$3,739
Previously recorded unrealized loss on exited investments	53,724	—	59,396	—
Realized loss on exited investments	(53,724)	—	(53,724)	—
Net unrealized loss on held investments	(6,800)	(295)	(6,800)	(789)
Dispositions	(5,672)	—	(5,672)	—
Purchases/additional fundings	—	295	—	789
Ending balance	$930	$3,739	$930	$3,739
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$44,526	$41,639	$45,016	$39,928
Purchases	2,104	2,564	2,947	3,013
Sales	(1,880)	(544)	(2,787)	(689)
Realized and unrealized (losses) gains	(858)	969	(2,098)	2,262
Other, net	263	227	1,077	341
Ending balance	$44,155	$44,855	$44,155	$44,855
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Discount rates	6.5%	6.5%	6.5%	6.5%
Terminal capitalization rates	5.0%	5.0%	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$50,848	$48,209	$50,182	$47,743
Interest accrual	1,198	867	2,397	1,708
Paydowns	—	(300)	(533)	(675)
Ending balance	$52,046	$48,776	$52,046	$48,776

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
The following tables summarize our consolidated derivative instruments, all of which hedge variable rate debt, as of June 30, 2022 and December 31, 2021.

(Amounts in thousands)	As of June 30, 2022
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR/SOFR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Interest rate swaps:
555 California Street mortgage loan	$42,763	$840,000	(1)	L+193	3.26%	2.26%	5/24
PENN 11 mortgage loan	23,609	500,000		L+195	3.07%	2.23%	3/24
Unsecured term loan	2,497	750,000	(2)	S+130	2.83%	4.05%	10/23
4 Union Square South mortgage loan	1,613	100,000	(3)	L+140	2.46%	3.74%	1/25
Various interest rate caps	3,557	1,650,000
	$74,039	$3,840,000

Included in other liabilities:
770 Broadway mortgage loan interest rate swap	$1,756	$350,000	(4)	S+225	3.75%	5.11%	7/27
____________________
See notes below.

(Amounts in thousands)	As of December 31, 2021
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
555 California Street mortgage loan interest rate swap	$11,814	$840,000	(1)	L+193	2.04%	2.26%	5/24
PENN 11 mortgage loan interest rate swap	6,565	500,000		L+195	2.05%	2.23%	3/24
Various interest rate caps	550	1,650,000
	$18,929	$2,990,000
Included in other liabilities:
Unsecured term loan interest rate swap	$28,976	$750,000	(2)	L+100	1.10%	3.87%	10/23
33-00 Northern Boulevard mortgage loan interest rate swap	3,861	100,000	(3)	L+180	1.91%	4.14%	1/25
	$32,837	$850,000
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of SOFR plus 1.30%.
(3)Upon the sale of 33-00 Northern Boulevard in June 2022, the $100,000 corporate-level interest rate swap was reallocated and now hedges the interest rate on $100,000 of the 4 Union Square South mortgage loan through January 2025. The remaining $20,000 mortgage loan balance bears interest at a floating rate of LIBOR plus 1.40%.
(4)Upon the June 28, 2022 refinancing of the mortgage loan, the interest rate on $350,000 of the loan was swapped to a fixed rate of 5.11% and on July 22, 2022, the interest rate on the remaining $350,000 was swapped to a fixed rate of 4.85%. The swaps result in a blended fixed interest rate of 4.98% through July 2027.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of June 30, 2022 and December 31, 2021.
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

(Amounts in thousands)	As of June 30, 2022			As of December 31, 2021
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$504,097		$504,000	$1,346,684		$1,347,000
Debt:
Mortgages payable	$5,888,415		$5,779,000	$6,099,215		$6,052,000
Senior unsecured notes	1,200,000		1,087,000	1,200,000		1,230,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,463,415	(1)	$8,241,000	$8,674,215	(1)	$8,657,000
____________________
(1)Excludes $70,684 and $58,268 of deferred financing costs, net and other as of June 30, 2022 and December 31, 2021, respectively.
15.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $5,846,000 and $6,154,000 for the three months ended June 30, 2022 and 2021, respectively, and $19,001,000 and $27,379,000 for the six months ended June 30, 2022 and 2021, respectively.
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of discount on investments in U.S. Treasury bills	$1,728	$—	$1,857	$—
Interest on loans receivable	994	558	1,819	1,118
Interest on cash and cash equivalents and restricted cash	310	78	374	140
Other, net	4	903	4	1,803
	$3,036	$1,539	$4,054	$3,061
17.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$60,742	$58,259	$111,543	$113,910
Capitalized interest and debt expense	(3,701)	(10,779)	(7,221)	(21,046)
Amortization of deferred financing costs	5,599	4,414	10,427	9,094
	$62,640	$51,894	$114,749	$101,958

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
18.    Income Per Share/Income Per Class A Unit
Vornado Realty Trust
The following table presents the calculations of (i) basic income per common share which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares and (ii) diluted income per common share which includes weighted average common shares outstanding and dilutive share equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends, whether paid or unpaid, are accounted for as participating securities. Earnings are allocated to participating securities, which include restricted stock awards, based on the two-class method. Our share-based payment awards, including employee stock options, restricted Operating Partnership units ("OP Units"), out-performance plan awards ("OPPs"), appreciation-only long term incentive plan units ("AO LTIP Units"), Performance Conditioned AO LTIP Units and Long-Term Performance Plan units ("LTPP Units"), are included in the calculation of diluted income per share using the treasury stock method if dilutive. Our convertible securities, including our Series A convertible preferred shares, Series G-1 through G-4 convertible preferred units and Series D-13 redeemable preferred units, are reflected in diluted income per share by application of the if-converted method if dilutive.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Vornado	$65,947	$64,512	$107,954	$85,062
Preferred share dividends	(15,529)	(16,467)	(31,058)	(32,934)
Net income attributable to common shareholders	50,418	48,045	76,896	52,128
Earnings allocated to unvested participating securities	(5)	(9)	(10)	(18)
Numerator for basic income per share	50,413	48,036	76,886	52,110
Impact of assumed conversion of dilutive convertible securities	(380)	—	(257)	—
Numerator for diluted income per share	$50,033	$48,036	$76,629	$52,110

Denominator:
Denominator for basic income per share – weighted average shares	191,750	191,527	191,737	191,473
Effect of dilutive securities(1):
Share-based payment awards	261	853	289	734
Convertible securities	28	—	21	—
Denominator for diluted income per share – weighted average shares and assumed conversions	192,039	192,380	192,047	192,207

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.26	$0.25	$0.40	$0.27

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.26	$0.25	$0.40	$0.27
____________________
(1)The effect of dilutive securities excluded an aggregate of 15,572 and 13,653 weighted average common share equivalents for the three months ended June 30, 2022 and 2021, respectively, and 15,697 and 13,783 weighted average common share equivalents for the six months ended June 30, 2022 and 2021, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Vornado Realty L.P.	$69,729	$68,048	$113,730	$88,927
Preferred unit distributions	(15,557)	(16,508)	(31,115)	(33,016)
Net income attributable to Class A unitholders	54,172	51,540	82,615	55,911
Earnings allocated to unvested participating securities	(582)	(664)	(1,221)	(1,385)
Numerator for basic income per Class A unit	53,590	50,876	81,394	54,526
Impact of assumed conversion of dilutive convertible securities	(380)	—	(257)	—
Numerator for diluted income per Class A unit	$53,210	$50,876	$81,137	$54,526

Denominator:
Denominator for basic income per Class A unit – weighted average units	205,259	204,621	205,200	204,560
Effect of dilutive securities(1):
Share-based payment awards	643	1,193	701	1,012
Convertible securities	28	—	21	—
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	205,930	205,814	205,922	205,572

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.26	$0.25	$0.40	$0.27

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.26	$0.25	$0.39	$0.27
____________________
(1)The effect of dilutive securities excluded an aggregate of 1,681 and 219 weighted average Class A unit equivalents for the three months ended June 30, 2022 and 2021, respectively, and 1,822 and 418 weighted average Class A unit equivalents for the six months ended June 30, 2022 and 2021, respectively, as their effect was anti-dilutive.

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
Certain condominiums in which we own an interest (including the Farley Condominiums) maintain insurance policies with different per occurrence and aggregate limits than our policies described above.
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
In January 2022, we exercised a 25-year renewal option on our PENN 1 ground lease extending the term through June 2073. As a result of the exercise, we remeasured the related ground lease liability to include the 25-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000 which is included in "right-of-use assets" and "lease liabilities", respectively, on our consolidated balance sheets.
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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of June 30, 2022, the aggregate dollar amount of these guarantees and master leases is approximately $1,595,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of June 30, 2022, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) is developing Farley Office and Retail. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2022, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the June 30, 2022 fair value of the Fund assets, at liquidation we would be required to make a $25,200,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of June 30, 2022, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of June 30, 2022, we have construction commitments aggregating approximately $459,000,000.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and six months ended June 30, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended June 30, 2022
	Total	New York	Other
Total revenues	$453,494	$364,162	$89,332
Operating expenses	(222,309)	(176,572)	(45,737)
NOI - consolidated	231,185	187,590	43,595
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,299)	(10,707)	(5,592)
Add: NOI from partially owned entities	74,060	71,209	2,851
NOI at share	288,946	248,092	40,854
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,275)	(6,189)	1,914
NOI at share - cash basis	$284,671	$241,903	$42,768

(Amounts in thousands)	For the Three Months Ended June 30, 2021
	Total	New York	Other
Total revenues	$378,941	$301,144	$77,797
Operating expenses	(190,920)	(156,033)	(34,887)
NOI - consolidated	188,021	145,111	42,910
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,689)	(8,473)	(7,216)
Add: NOI from partially owned entities	77,235	74,400	2,835
NOI at share	249,567	211,038	38,529
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	846	541	305
NOI at share - cash basis	$250,413	$211,579	$38,834

(Amounts in thousands)	For the Six Months Ended June 30, 2022
	Total	New York	Other
Total revenues	$895,624	$722,710	$172,914
Operating expenses	(438,838)	(354,107)	(84,731)
NOI - consolidated	456,786	368,603	88,183
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(36,334)	(24,017)	(12,317)
Add: NOI from partially owned entities	152,752	147,173	5,579
NOI at share	573,204	491,759	81,445
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(7,405)	(10,164)	2,759
NOI at share - cash basis	$565,799	$481,595	$84,204

(Amounts in thousands)	For the Six Months Ended June 30, 2021
	Total	New York	Other
Total revenues	$758,918	$605,115	$153,803
Operating expenses	(381,899)	(317,018)	(64,881)
NOI - consolidated	377,019	288,097	88,922
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,335)	(17,094)	(16,241)
Add: NOI from partially owned entities	155,991	151,173	4,818
NOI at share	499,675	422,176	77,499
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(352)	(432)	80
NOI at share - cash basis	$499,323	$421,744	$77,579

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Segment Information - continued
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three and six months ended June 30, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$68,903	$76,832	$122,278	$103,825
Depreciation and amortization expense	118,662	89,777	236,105	185,131
General and administrative expense	31,902	30,602	73,118	74,788
Transaction related costs and other	2,960	106	3,965	949
Income from partially owned entities	(25,720)	(31,426)	(59,434)	(60,499)
Loss (income) from real estate fund investments	142	(5,342)	(5,532)	(5,173)
Interest and other investment income, net	(3,036)	(1,539)	(4,054)	(3,061)
Interest and debt expense	62,640	51,894	114,749	101,958
Net gains on disposition of wholly owned and partially owned assets	(28,832)	(25,724)	(35,384)	(25,724)
Income tax expense	3,564	2,841	10,975	4,825
NOI from partially owned entities	74,060	77,235	152,752	155,991
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,299)	(15,689)	(36,334)	(33,335)
NOI at share	288,946	249,567	573,204	499,675
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(4,275)	846	(7,405)	(352)
NOI at share - cash basis	$284,671	$250,413	$565,799	$499,323

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of June 30, 2022, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of June 30, 2022, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 1, 2022

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and six months ended June 30, 2022. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P., a Delaware limited partnership (the “Operating Partnership”). Vornado is the sole general partner of and owned approximately 92.3% of the common limited partnership interest in the Operating Partnership as of June 30, 2022. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
Vornado Realty Trust
Quarter Ended June 30, 2022 Financial Results Summary
Net income attributable to common shareholders for the quarter ended June 30, 2022 was $50,418,000, or $0.26 per diluted share, compared to $48,045,000, or $0.25 per diluted share, for the prior year’s quarter. The quarters ended June 30, 2022 and 2021 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the quarter ended June 30, 2022 by $13,015,000, or $0.07 per diluted share, and $21,241,000, or $0.11 per diluted share, for the quarter ended June 30, 2021.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2022 was $154,965,000, or $0.80 per diluted share, compared to $153,364,000, or $0.80 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended June 30, 2022 and 2021 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended June 30, 2022 by $5,094,000, or $0.03 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions by $20,203,000, or $0.11 per diluted share, for the quarter ended June 30, 2021.

Overview - continued
Six Months Ended June 30, 2022 Financial Results Summary
Net income attributable to common shareholders for the six months ended June 30, 2022 was $76,896,000, or $0.40 per diluted share, compared to $52,128,000, or $0.27 per diluted share, for the six months ended June 30, 2021. The six months ended June 30, 2022 and 2021 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased net income attributable to common shareholders for the six months ended June 30, 2022 by $7,687,000, or $0.04 per diluted share, and $12,878,000, or $0.07 per diluted share, for the six months ended June 30, 2021.
FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2022 was $309,997,000, or $1.60 per diluted share, compared to $271,771,000, or $1.41 per diluted share, for the six months ended June 30, 2021. FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2022 and 2021 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the six months ended June 30, 2022 by $2,499,000, or $0.02 per diluted share, and increased FFO attributable to common shareholders by $14,251,000, or $0.07 per diluted share for the six months ended June 30, 2021.
The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Certain (income) expense items that impact net income attributable to common shareholders:
Net gain on sale of the Center Building (33-00 Northern Boulevard, Long Island City, NY)	$(15,213)	$—	$(15,213)	$—
Refund of New York City transfer taxes related to the April 2019 transfer to Fifth Avenue and Times Square JV	(13,613)	—	(13,613)	—
Hotel Pennsylvania loss	8,931	4,992	17,860	13,982
Deferred tax liability on our investment in Farley Office and Retail (held through a taxable REIT subsidiary)	3,234	—	6,407	—
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium unit(s) and ancillary amenities	(673)	(22,208)	(6,085)	(22,208)
Other	3,760	(5,508)	2,660	(5,574)
	(13,574)	(22,724)	(7,984)	(13,800)
Noncontrolling interests' share of above adjustments	559	1,483	297	922
Total of certain (income) expense items that impact net income attributable to common shareholders	$(13,015)	$(21,241)	$(7,687)	$(12,878)
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in Farley Office and Retail (held through a taxable REIT subsidiary)	$3,234	$—	$6,407	$—
After-tax net gain on sale of 220 CPS condominium unit(s) and ancillary amenities	(673)	(22,208)	(6,085)	(22,208)
Other	2,912	953	2,363	7,304
	5,473	(21,255)	2,685	(14,904)
Noncontrolling interests' share of above adjustments	(379)	1,052	(186)	653
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$5,094	$(20,203)	$2,499	$(14,251)

Overview - continued
Same Store Net Operating Income (“NOI”) At Share
The percentage increase in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are below.

	Total	New York	theMART	555 California Street
Same store NOI at share % increase
Three months ended June 30, 2022 compared to June 30, 2021	7.1%	7.1%	8.3%	6.1%
Six months ended June 30, 2022 compared to June 30, 2021	5.3%	5.0%	9.2%	4.6%
Same store NOI at share - cash basis % increase
Three months ended June 30, 2022 compared to June 30, 2021	8.4%	7.7%	10.5%	14.9%
Six months ended June 30, 2022 compared to June 30, 2021	7.3%	6.6%	12.4%	10.0%
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dispositions
220 CPS
During the six months ended June 30, 2022, we closed on the sale of one condominium unit and ancillary amenities at 220 CPS for net proceeds of $16,124,000 resulting in a financial statement net gain of $7,030,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $945,000 of income tax expense was recognized on our consolidated statements of income. From inception to June 30, 2022, we have closed on the sale of 107 units and ancillary amenities for net proceeds of $3,023,020,000 resulting in financial statement net gains of $1,124,285,000.
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
Center Building (33-00 Northern Boulevard)
On June 17, 2022, we sold the Center Building, an eight-story 498,000 square foot office building located at 33‑00 Northern Boulevard in Long Island City, New York, for $172,750,000. We realized net proceeds of $58,946,000 after repayment of the existing $100,000,000 mortgage loan and closing costs. In connection with the sale, we recognized a net gain of $15,213,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income.
Financings
100 West 33rd Street
On June 15, 2022, we completed a $480,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot building comprised of 859,000 square feet of office space and 255,000 square feet of retail space. The interest-only loan bears a rate of SOFR plus 1.65% (3.09% as of June 30, 2022) through March 2024, increasing to SOFR plus 1.85% thereafter. The loan matures in June 2027, with two one-year extension options subject to debt service coverage ratio and loan-to-value tests. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.55% and was scheduled to mature in April 2024.
770 Broadway
On June 28, 2022, we completed a $700,000,000 refinancing of 770 Broadway, a 1.2 million square foot Class A Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.25% (3.75% as of June 30, 2022) and matures in July 2024, with three one-year extension options (July 2027 as fully extended). Upon the achievement of certain conditions within the first 18 months of closing, the interest rate will decrease to SOFR plus 1.75% and we will have the option to draw an additional $300,000,000 of proceeds. Concurrently with the refinancing, the interest rate on $350,000,000 of the loan was swapped to a fixed rate of 5.11% and on July 22, 2022, the interest rate on the remaining $350,000,000 was swapped to a fixed rate of 4.85%. The swaps result in a blended fixed interest rate of 4.98% through July 2027. The loan replaces the previous $700,000,000 loan that bore interest at SOFR plus 1.86% and was scheduled to mature in July 2022.

Overview - continued
Financings - continued
Unsecured Revolving Credit Facility
On June 30, 2022, we amended and extended one of our two revolving credit facilities. The $1.25 billion amended facility bears interest at a rate of SOFR plus 1.15% (2.68% as of June 30, 2022). The term of the facility was extended from March 2024 to December 2027, as fully extended. The facility fee is 25 basis points. Our other $1.25 billion revolving credit facility matures in April 2026, as fully extended, and bears a rate of SOFR plus 1.19% with a facility fee of 25 basis points.
Unsecured Term Loan
On June 30, 2022, we extended our $800,000,000 unsecured term loan from February 2024 to December 2027. The extended loan bears interest at a rate of SOFR plus 1.30% (2.83% as of June 30, 2022). Under an existing swap agreement, $750,000,000 of the $800,000,000 loan has been swapped to a fixed rate of 4.05% through October 2023.
Leasing Activity
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
For the Three Months Ended June 30, 2022
•301,000 square feet of New York Office space (231,000 square feet at share) at an initial rent of $85.27 per square foot and a weighted average lease term of 11.5 years. The changes in the GAAP and cash mark-to-market rent on the 109,000 square feet of second generation space were positive 5.1% and positive 1.7%, respectively. Tenant improvements and leasing commissions were $10.40 per square foot per annum, or 12.2% of initial rent.
•8,000 square feet of New York Retail space (all at share) at an initial rent of $626.76 per square foot and a weighted average lease term of 12.7 years. The changes in the GAAP and cash mark-to-market rent on the 6,000 square feet of second generation space were positive 55.0% and positive 51.3%, respectively. Tenant improvements and leasing commissions were $66.28 per square foot per annum, or 10.6% of initial rent.
•59,000 square feet at theMART (all at share) at an initial rent of $56.33 per square foot and a weighted average lease term of 4.7 years. The changes in the GAAP and cash mark-to-market rent on the 50,000 square feet of second generation space were positive 1.0% and negative 2.6%, respectively. Tenant improvements and leasing commissions were $4.23 per square foot per annum, or 7.5% of initial rent.
For the Six Months Ended June 30, 2022
•573,000 square feet of New York Office space (467,000 square feet at share) at an initial rent of $83.15 per square foot and a weighted average lease term of 10.2 years. The changes in the GAAP and cash mark-to-market rent on the 261,000 square feet of second generation space were positive 5.9% and positive 4.7%, respectively. Tenant improvements and leasing commissions were $11.41 per square foot per annum, or 13.7% of initial rent.
•28,000 square feet of New York Retail space (all at share) at an initial rent of $303.57 per square foot and a weighted average lease term of 13.7 years. The changes in the GAAP and cash mark-to-market rent on the 6,000 square feet of second generation space were positive 55.0% and positive 51.3%, respectively. Tenant improvements and leasing commissions were $28.05 per square foot per annum, or 9.2% of initial rent.
•208,000 square feet at theMART (all at share) at an initial rent of $51.64 per square foot and a weighted average lease term of 7.2 years. The changes in the GAAP and cash mark-to-market rent on the 183,000 square feet of second generation space were negative 4.8% and negative 3.9%, respectively. Tenant improvements and leasing commissions were $10.58 per square foot per annum, or 20.5% of initial rent.
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

Overview - continued
Square Footage (in service) and Occupancy as of June 30, 2022

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	31	(1)	18,971	16,275	92.1%
Retail (includes retail properties that are in the base of our office properties)	58	(1)	2,307	1,866	76.3%
Residential - 1,983 units(2)	7	(1)	1,511	778	97.6%	(2)
Alexander's	6		2,241	727	96.2%	(2)
			25,030	19,646	90.8%
Other:
theMART	4		3,635	3,626	88.6%
555 California Street	3		1,818	1,273	94.2%
Other	11		2,489	1,154	92.7%
			7,942	6,053

Total square feet as of June 30, 2022			32,972	25,699
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2021

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	32	(1)	19,442	16,757	92.2%
Retail (includes retail properties that are in the base of our office properties)	60	(1)	2,267	1,825	80.7%
Residential - 1,986 units(2)	8	(1)	1,518	785	97.0%	(2)
Alexander's	6		2,218	719	95.6%	(2)
			25,445	20,086	91.3%
Other:
theMART	4		3,692	3,683	88.9%
555 California Street	3		1,818	1,273	93.8%
Other	11		2,489	1,154	92.8%
			7,999	6,110

Total square feet as of December 31, 2021			33,444	26,196
____________________
(1)Reflects the Office, Retail and Residential space within our 73 and 76 total New York properties as of June 30, 2022 and December 31, 2021, respectively.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. For the six months ended June 30, 2022, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended June 30, 2022 and 2021
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended June 30, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended June 30, 2022
	Total	New York	Other
Total revenues	$453,494	$364,162	$89,332
Operating expenses	(222,309)	(176,572)	(45,737)
NOI - consolidated	231,185	187,590	43,595
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,299)	(10,707)	(5,592)
Add: NOI from partially owned entities	74,060	71,209	2,851
NOI at share	288,946	248,092	40,854
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(4,275)	(6,189)	1,914
NOI at share - cash basis	$284,671	$241,903	$42,768

(Amounts in thousands)	For the Three Months Ended June 30, 2021
	Total	New York	Other
Total revenues	$378,941	$301,144	$77,797
Operating expenses	(190,920)	(156,033)	(34,887)
NOI - consolidated	188,021	145,111	42,910
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(15,689)	(8,473)	(7,216)
Add: NOI from partially owned entities	77,235	74,400	2,835
NOI at share	249,567	211,038	38,529
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	846	541	305
NOI at share - cash basis	$250,413	$211,579	$38,834

NOI At Share by Segment for the Three Months Ended June 30, 2022 and 2021 - continued
The elements of our New York and Other NOI at share for the three months ended June 30, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2022	2021
New York:
Office	$182,042	$164,050
Retail	51,438	39,213
Residential	5,250	4,239
Alexander's	9,362	9,069
Hotel Pennsylvania(1)	—	(5,533)
Total New York	248,092	211,038

Other:
theMART	19,947	18,412
555 California Street	16,724	16,038
Other investments	4,183	4,079
Total Other	40,854	38,529

NOI at share	$288,946	$249,567
___________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the three months ended June 30, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Three Months Ended June 30,
	2022	2021
New York:
Office	$180,326	$167,322
Retail	47,189	36,214
Residential	4,309	3,751
Alexander's	10,079	9,848
Hotel Pennsylvania(1)	—	(5,556)
Total New York	241,903	211,579

Other:
theMART	21,541	19,501
555 California Street	16,855	14,952
Other investments	4,372	4,381
Total Other	42,768	38,834

NOI at share - cash basis	$284,671	$250,413
___________________
(1)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended June 30, 2022 and 2021

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended June 30, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended June 30,
	2022	2021
Net income	$68,903	$76,832
Depreciation and amortization expense	118,662	89,777
General and administrative expense	31,902	30,602
Transaction related costs and other	2,960	106
Income from partially owned entities	(25,720)	(31,426)
Loss (income) from real estate fund investments	142	(5,342)
Interest and other investment income, net	(3,036)	(1,539)
Interest and debt expense	62,640	51,894
Net gains on disposition of wholly owned and partially owned assets	(28,832)	(25,724)
Income tax expense	3,564	2,841
NOI from partially owned entities	74,060	77,235
NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,299)	(15,689)
NOI at share	288,946	249,567
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(4,275)	846
NOI at share - cash basis	$284,671	$250,413
NOI At Share by Region

	For the Three Months Ended June 30,
	2022	2021
Region:
New York City metropolitan area	87%	86%
Chicago, IL	7%	7%
San Francisco, CA	6%	7%
	100%	100%

Results of Operations – Three Months Ended June 30, 2022 Compared to June 30, 2021

Revenues
Our revenues were $453,494,000 for the three months ended June 30, 2022 compared to $378,941,000 for the prior year’s quarter, an increase of $74,553,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$6,158	$6,158	$—
Development and redevelopment	22,381	22,381	—
Trade shows(1)	5,842	—	5,842
Same store operations	31,217	26,620	4,597
	65,598	55,159	10,439
Fee and other income:
BMS cleaning fees	5,916	6,606	(690)
Management and leasing fees	(207)	(77)	(130)
Other income	3,246	1,330	1,916
	8,955	7,859	1,096

Total increase in revenues	$74,553	$63,018	$11,535
_______________
See notes below.

Expenses
Our expenses were $368,239,000 for the three months ended June 30, 2022, compared to $314,783,000 for the prior year’s quarter, an increase of $53,456,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$1,538	$1,538	$—
Development and redevelopment	8,653	8,376	277
Non-reimbursable expenses	7,964	9,881	(1,917)
Trade shows(1)	3,654	—	3,654
Hotel Pennsylvania(2)	(6,335)	(6,335)	—
BMS expenses	5,629	6,318	(689)
Same store operations	10,286	761	9,525
	31,389	20,539	10,850
Depreciation and amortization:
Acquisitions, dispositions and other	12,812	12,812	—
Development and redevelopment	12,669	12,669	—
Same store operations	3,404	2,305	1,099
	28,885	27,786	1,099

General and administrative	1,300	278	1,022

Benefit from deferred compensation plan liability	(10,972)	—	(10,972)

Transaction related costs and other	2,854	804	2,050

Total increase in expenses	$53,456	$49,407	$4,049
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

Results of Operations – Three Months Ended June 30, 2022 Compared to June 30, 2021 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2022	For the Three Months Ended June 30,
		2022	2021
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$13,665	$10,037
Return on preferred equity, net of our share of the expense		9,329	9,329
		22,994	19,366
Alexander's(1)	32.4%	5,986	10,287
Partially owned office buildings(2)	Various	(3,584)	3,758
Other investments(3)		324	(1,985)
		$25,720	$31,426
____________________
(1)2021 includes our $2,956 share of the net gain on the sale of a land parcel in the Bronx, New York.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(Loss) Income from Real Estate Fund Investments
Below is a summary of (loss) income from the Fund and the Crowne Plaza joint venture.

(Amounts in thousands)	For the Three Months Ended June 30,
	2022	2021
Previously recorded unrealized loss on exited investments	$53,724	$—
Realized loss on exited investments	(53,724)	—
Net unrealized loss on held investments	(6,800)	(295)
Net investment income	6,658	5,637
(Loss) income from real estate fund investments	(142)	5,342
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	365	(3,703)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	$223	$1,639
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended June 30,
	2022	2021
Amortization of discount on investments in U.S. Treasury bills	$1,728	$—
Interest on loans receivable	994	558
Interest on cash and cash equivalents and restricted cash	310	78
Other, net	4	903
	$3,036	$1,539
Interest and Debt Expense
Interest and debt expense for the three months ended June 30, 2022 was $62,640,000 compared to $51,894,000 for the prior year’s quarter, an increase of $10,746,000. This was primarily due to (i) $7,078,000 of lower capitalized interest and debt expense, and (ii) $5,194,000 of higher interest expense resulting from higher average interest rates on our variable rate loans, partially offset by (iii) $2,552,000 of lower interest expense in connection with the refinancing of 1290 Avenue of the Americas.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $28,832,000 for the three months ended June 30, 2022, primarily consists of (i) $15,213,000 from the sale of the Center Building located at 33-00 Northern Boulevard in Long Island City, New York and (ii) $13,613,000 from the refund of New York City real property transfer tax paid in connection with the April 2019 Fifth Avenue and Times Square JV transaction. Net gains on disposition of wholly owned and partially owned assets of $25,724,000 for the three months ended June 30, 2021, consists of nets gains from the sale of three condominium units and ancillary amenities at 220 CPS.

Results of Operations – Three Months Ended June 30, 2022 Compared to June 30, 2021 - continued
Income Tax Expense
Income tax expense for the three months ended June 30, 2022 was $3,564,000 compared to $2,841,000 for the prior year’s quarter, an increase of $723,000.
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $826,000 for the three months ended June 30, 2022, compared to net income of $8,784,000 for the prior year’s quarter, a decrease in income of $9,610,000. This resulted primarily from a decrease in net income subject to allocation to the noncontrolling interests of our real estate fund investments and other non-wholly owned consolidated subsidiaries.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $3,782,000 for the three months ended June 30, 2022, compared to $3,536,000 for the prior year’s quarter, an increase of $246,000. This resulted primarily from higher net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $15,529,000 for the three months ended June 30, 2022, compared to $16,467,000 for the prior year’s quarter, a decrease of $938,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $15,557,000 for the three months ended June 30, 2022, compared to $16,508,000 for the prior year’s quarter, a decrease of $951,000.
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2022 compared to June 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the three months ended June 30, 2022	$288,946	$248,092	$19,947	$16,724	$4,183
Less NOI at share from:
Change in ownership interest in One Park Avenue	(5,308)	(5,308)	—	—	—
Dispositions	(1,628)	(1,628)	—	—	—
Development properties	(21,667)	(21,667)	—	—	—
Other non-same store income, net	(5,476)	(1,293)	—	—	(4,183)
Same store NOI at share for the three months ended June 30, 2022	$254,867	$218,196	$19,947	$16,724	$—

NOI at share for the three months ended June 30, 2021	$249,567	$211,038	$18,412	$16,038	$4,079
Less NOI at share from:
Dispositions	(2,038)	(2,038)	—	—	—
Development properties	(9,066)	(8,789)	—	(277)	—
Hotel Pennsylvania	5,533	5,533	—	—	—
Other non-same store income, net	(6,102)	(2,023)	—	—	(4,079)
Same store NOI at share for the three months ended June 30, 2021	$237,894	$203,721	$18,412	$15,761	$—

Increase in same store NOI at share	$16,973	$14,475	$1,535	$963	$—

% increase in same store NOI at share	7.1%	7.1%	8.3%	6.1%	0.0%

Results of Operations – Three Months Ended June 30, 2022 Compared to June 30, 2021 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended June 30, 2022 compared to June 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the three months ended June 30, 2022	$284,671	$241,903	$21,541	$16,855	$4,372
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(3,830)	(3,830)	—	—	—
Dispositions	(1,715)	(1,715)	—	—	—
Development properties	(14,657)	(14,657)	—	—	—
Other non-same store income, net	(5,971)	(1,599)	—	—	(4,372)
Same store NOI at share - cash basis for the three months ended June 30, 2022	$258,498	$220,102	$21,541	$16,855	$—

NOI at share - cash basis for the three months ended June 30, 2021	$250,413	$211,579	$19,501	$14,952	$4,381
Less NOI at share - cash basis from:
Dispositions	(2,200)	(2,200)	—	—	—
Development properties	(8,785)	(8,508)	—	(277)	—
Hotel Pennsylvania	5,556	5,556	—	—	—
Other non-same store income, net	(6,516)	(2,135)	—	—	(4,381)
Same store NOI at share - cash basis for the three months ended June 30, 2021	$238,468	$204,292	$19,501	$14,675	$—

Increase in same store NOI at share - cash basis	$20,030	$15,810	$2,040	$2,180	$—

% increase in same store NOI at share - cash basis	8.4%	7.7%	10.5%	14.9%	0.0%

NOI At Share by Segment for the Six Months Ended June 30, 2022 and 2021
Below is a summary of NOI at share and NOI at share - cash basis by segment for the six months ended June 30, 2022 and 2021.

(Amounts in thousands)	For the Six Months Ended June 30, 2022
	Total	New York	Other
Total revenues	$895,624	$722,710	$172,914
Operating expenses	(438,838)	(354,107)	(84,731)
NOI - consolidated	456,786	368,603	88,183
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(36,334)	(24,017)	(12,317)
Add: NOI from partially owned entities	152,752	147,173	5,579
NOI at share	573,204	491,759	81,445
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(7,405)	(10,164)	2,759
NOI at share - cash basis	$565,799	$481,595	$84,204

(Amounts in thousands)	For the Six Months Ended June 30, 2021
	Total	New York	Other
Total revenues	$758,918	$605,115	$153,803
Operating expenses	(381,899)	(317,018)	(64,881)
NOI - consolidated	377,019	288,097	88,922
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(33,335)	(17,094)	(16,241)
Add: NOI from partially owned entities	155,991	151,173	4,818
NOI at share	499,675	422,176	77,499
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(352)	(432)	80
NOI at share - cash basis	$499,323	$421,744	$77,579

NOI At Share by Segment for the Six Months Ended June 30, 2022 and 2021 - continued
The elements of our New York and Other NOI at share for the six months ended June 30, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
New York:
Office	$359,851	$330,685
Retail	103,543	75,915
Residential	10,024	8,695
Alexander's	18,341	19,558
Hotel Pennsylvania(1)	—	(12,677)
Total New York	491,759	422,176

Other:
theMART	39,861	36,519
555 California Street	32,959	32,102
Other investments	8,625	8,878
Total Other	81,445	77,499

NOI at share	$573,204	$499,675
___________________
See note below.
The elements of our New York and Other NOI at share - cash basis for the six months ended June 30, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
New York:
Office	$358,153	$334,418
Retail	94,582	71,090
Residential	8,998	7,762
Alexander's	19,862	21,197
Hotel Pennsylvania(1)	—	(12,723)
Total New York	481,595	421,744

Other:
theMART	41,977	37,341
555 California Street	33,215	30,807
Other investments	9,012	9,431
Total Other	84,204	77,579

NOI at share - cash basis	$565,799	$499,323
___________________
(1)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.

Reconciliation of Net Income to NOI At Share and NOI at share - cash basis for the Six Months Ended June 30, 2022 and 2021

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the six months ended June 30, 2022 and 2021.

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
Net income	$122,278	$103,825
Depreciation and amortization expense	236,105	185,131
General and administrative expense	73,118	74,788
Transaction related costs and other	3,965	949
Income from partially owned entities	(59,434)	(60,499)
Income from real estate fund investments	(5,532)	(5,173)
Interest and other investment income, net	(4,054)	(3,061)
Interest and debt expense	114,749	101,958
Net gains on disposition of wholly owned and partially owned assets	(35,384)	(25,724)
Income tax expense	10,975	4,825
NOI from partially owned entities	152,752	155,991
NOI attributable to noncontrolling interests in consolidated subsidiaries	(36,334)	(33,335)
NOI at share	573,204	499,675
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(7,405)	(352)
NOI at share - cash basis	$565,799	$499,323
NOI At Share by Region

	For the Six Months Ended June 30,
	2022	2021
Region:
New York City metropolitan area	87%	86%
Chicago, IL	7%	7%
San Francisco, CA	6%	7%
	100%	100%

Results of Operations – Six Months Ended June 30, 2022 Compared to June 30, 2021

Revenues
Our revenues were $895,624,000 for the six months ended June 30, 2022, compared to $758,918,000 for the prior year’s six months, an increase of $136,706,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$14,824	$14,824	$—
Development and redevelopment	45,090	45,090	—
Trade shows(1)	10,986	—	10,986
Same store operations	52,664	47,390	5,274
	123,564	107,304	16,260
Fee and other income:
BMS cleaning fees	10,130	11,369	(1,239)
Management and leasing fees	(2,807)	(2,632)	(175)
Other income	5,819	1,554	4,265
	13,142	10,291	2,851

Total increase in revenues	$136,706	$117,595	$19,111
_______________
See notes below.

Expenses
Our expenses were $742,488,000 for the six months ended June 30, 2022, compared to $649,390,000 for the prior year’s six months, an increase of $93,098,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$4,114	$4,114	$—
Development and redevelopment	14,316	13,714	602
Non-reimbursable expenses	13,692	15,344	(1,652)
Trade shows(1)	5,650	—	5,650
Hotel Pennsylvania(2)	(13,702)	(13,702)	—
BMS expenses	10,359	11,597	(1,238)
Same store operations	22,510	6,022	16,488
	56,939	37,089	19,850
Depreciation and amortization:
Acquisitions, dispositions and other	24,059	24,059	—
Development and redevelopment	24,969	24,969	—
Same store operations	1,946	240	1,706
	50,974	49,268	1,706

General and administrative	(1,670)	(1,800)	130

Benefit from deferred compensation plan liability	(16,161)	—	(16,161)

Transaction related costs and other	3,016	1,379	1,637

Total increase in expenses	$93,098	$85,936	$7,162
___________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(2)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.

Results of Operations – Six Months Ended June 30, 2022 Compared to June 30, 2021 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at June 30, 2022	For the Six Months Ended June 30,
		2022	2021
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$29,974	$19,643
Return on preferred equity, net of our share of the expense		18,555	18,555
		48,529	38,198
Alexander's(1)	32.4%	11,677	16,591
Partially owned office buildings(2)	Various	(1,107)	9,730
Other investments(3)	Various	335	(4,020)
		$59,434	$60,499
_____________________
(1)2021 includes our $2,956 share of the net gain on the sale of a land parcel in the Bronx, New York.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income from Real Estate Fund Investments
Below is a summary of income from the Fund and the Crowne Plaza joint venture.

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
Previously recorded unrealized loss on exited investments	$59,396	$—
Realized loss on exited investments	(53,724)	—
Net investment income	6,660	5,962
Net unrealized loss on held investments	(6,800)	(789)
Income from real estate fund investments	5,532	5,173
Less income attributable to noncontrolling interests in consolidated subsidiaries	(3,599)	(3,274)
Income from real estate fund investments net of noncontrolling interests in consolidated subsidiaries	1,933	1,899
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Six Months Ended June 30,
	2022	2021
Interest on loans receivable	$1,819	$1,118
Amortization of discount on investments in U.S. Treasury bills	1,857	—
Interest on cash and cash equivalents and restricted cash	374	140
Other, net	4	1,803
	$4,054	$3,061

Results of Operations – Six Months Ended June 30, 2022 Compared to June 30, 2021 - continued
Interest and Debt Expense
Interest and debt expense was $114,749,000 for the six months ended June 30, 2022, compared to $101,958,000 for the prior year’s six months, an increase of $12,791,000. This was primarily due to (i) $13,825,000 of lower capitalized interest and debt expense, and (ii) $5,779,000 of higher interest expense resulting from higher average interest rates on our variable rate loans, partially offset by (iii) $6,510,000 of lower interest expense in connection with the refinancing of 1290 Avenue of the Americas.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $35,384,000 for the six months ended June 30, 2022, primarily consists of (i) $15,213,000 from the sale of the Center Building located at 33-00 Northern Boulevard in Long Island City, New York, (ii) $13,613,000 from the refund of New York City real property transfer tax paid in connection with the April 2019 Fifth Avenue and Times Square JV transaction and (iii) $7,030,000 from the sale of one condominium unit and ancillary amenities at 220 CPS. Net gains on disposition of wholly owned and partially owned assets of $25,724,000 for the six months ended June 30, 2021, primarily consists of net gains from the sale of three condominium units and ancillary amenities at 220 CPS.
Income Tax Expense
Income tax expense for the six months ended June 30, 2022 was $10,975,000 compared to $4,825,000 for the prior year’s six months, an increase in expense of $6,150,000. This was primarily due to (i) an increase in the deferred tax liability on our investment in Farley Office and Retail and (ii) higher tax benefit recognized by our taxable REIT subsidiaries in 2021, partially offset by (iii) lower income tax expense from the sale of 220 CPS condominium units in 2022.
Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $8,548,000 for the six months ended June 30, 2022, compared to $14,898,000 for the prior year’s six months, a decrease of $6,350,000. This resulted primarily from a decrease in net income subject to allocation to the noncontrolling interests of our non-wholly owned consolidated subsidiaries.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $5,776,000 for the six months ended June 30, 2022, compared to $3,865,000 for the prior year’s six months, an increase of $1,911,000. This resulted primarily from higher net income subject to allocation to Class A unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $31,058,000 for the six months ended June 30, 2022, compared to $32,934,000 for the prior year’s six months, a decrease of $1,876,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $31,115,000 for the six months ended June 30, 2022, compared to $33,016,000 for the prior year’s six months, a decrease of $1,901,000.

Results of Operations – Six Months Ended June 30, 2022 Compared to June 30, 2021 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2022 compared to June 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the six months ended June 30, 2022	$573,204	$491,759	$39,861	$32,959	$8,625
Less NOI at share from:
Change in ownership interest in One Park Avenue	(11,263)	(11,263)	—	—	—
Dispositions	(3,435)	(3,435)	—	—	—
Development properties	(42,527)	(42,527)	—	—	—
Other non-same store income, net	(11,761)	(3,136)	—	—	(8,625)
Same store NOI at share for the six months ended June 30, 2022	$504,218	$431,398	$39,861	$32,959	$—

NOI at share for the six months ended June 30, 2021	$499,675	$422,176	$36,519	$32,102	$8,878
Less NOI at share from:
Dispositions	(3,912)	(3,912)	—	—	—
Development properties	(16,906)	(16,304)	—	(602)	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,677	12,677	—	—	—
Other non-same store income, net	(12,795)	(3,917)	—	—	(8,878)
Same store NOI at share for the six months ended June 30, 2021	$478,739	$410,720	$36,519	$31,500	$—

Increase in same store NOI at share	$25,479	$20,678	$3,342	$1,459	$—

% increase in same store NOI at share	5.3%	5.0%	9.2%	4.6%	0.0%
    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the six months ended June 30, 2022 compared to June 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the six months ended June 30, 2022	$565,799	$481,595	$41,977	$33,215	$9,012
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(8,609)	(8,609)	—	—	—
Dispositions	(3,645)	(3,645)	—	—	—
Development properties	(28,586)	(28,586)	—	—	—
Other non-same store income, net	(12,902)	(3,890)	—	—	(9,012)
Same store NOI at share - cash basis for the six months ended June 30, 2022	$512,057	$436,865	$41,977	$33,215	$—

NOI at share - cash basis for the six months ended June 30, 2021	$499,323	$421,744	$37,341	$30,807	$9,431
Less NOI at share - cash basis from:
Dispositions	(3,360)	(3,360)	—	—	—
Development properties	(17,579)	(16,977)	—	(602)	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,723	12,723	—	—	—
Other non-same store income, net	(13,682)	(4,251)	—	—	(9,431)
Same store NOI at share - cash basis for the six months ended June 30, 2021	$477,425	$409,879	$37,341	$30,205	$—

Increase in same store NOI at share - cash basis	$34,632	$26,986	$4,636	$3,010	$—

% increase in same store NOI at share - cash basis	7.3%	6.6%	12.4%	10.0%	0.0%

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
As of June 30, 2022, we had $3.5 billion of liquidity comprised of $1.1 billion of cash and cash equivalents and restricted cash, $494 million of investments in U.S. Treasury bills and $1.9 billion available on our $2.5 billion revolving credit facilities. The ongoing challenges posed by the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Summary Cash Flows for the Six Months Ended June 30, 2022 and 2021
Cash and cash equivalents and restricted cash was $1,116,318,000 as of June 30, 2022, a $814,033,000 decrease from the balance as of December 31, 2021.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Six Months Ended June 30,		Decrease in Cash Flow
	2022	2021
Net cash provided by operating activities	$430,625	$472,709	$(42,084)
Net cash used in investing activities	(715,862)	(183,454)	(532,408)
Net cash (used in) provided by financing activities	(528,796)	297,713	(826,509)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our non-consolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the six months ended June 30, 2022, net cash provided by operating activities of $430,625,000 was comprised of $359,419,000 of cash from operations, including distributions of income from partially owned entities of $95,494,000, and a net increase of $71,206,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash used in investing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2022	2021
Purchase of U.S. Treasury bills	$(794,793)	$—	$(794,793)
Development costs and construction in progress	(418,748)	(269,376)	(149,372)
Proceeds from maturities of U.S. Treasury bills	299,668	—	299,668
Proceeds from sales of real estate	253,958	3,521	250,437
Additions to real estate	(70,046)	(90,138)	20,092
Proceeds from sale of condominium units at 220 Central Park South	16,124	72,216	(56,092)
Investments in partially owned entities	(11,091)	(6,357)	(4,734)
Distributions of capital from partially owned entities	10,066	106,005	(95,939)
Acquisitions of real estate and other	(1,000)	—	(1,000)
Proceeds from repayments of loan receivables	—	675	(675)
Net cash used in investing activities	$(715,862)	$(183,454)	$(532,408)

Liquidity and Capital Resources - continued
Financing Activities
Net cash flow (used in) provided by financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash (used in) provided by financing activities:

(Amounts in thousands)	For the Six Months Ended June 30,		Increase (Decrease) in Cash Flow
	2022	2021
Repayments of borrowings	$(1,240,573)	$(1,573,443)	$332,870
Proceeds from borrowings	1,029,773	2,298,007	(1,268,234)
Dividends paid on common shares/Distributions to Vornado	(203,240)	(202,989)	(251)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(56,589)	(159,926)	103,337
Debt issuance costs	(31,718)	(32,875)	1,157
Dividends paid on preferred shares/Distributions to preferred unitholders	(31,058)	(32,934)	1,876
Contributions from noncontrolling interests in consolidated subsidiaries	4,253	1,547	2,706
Proceeds received from exercise of Vornado stock options and other	441	440	1
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(85)	(114)	29
Net cash (used in) provided by financing activities	$(528,796)	$297,713	$(826,509)
Development and Redevelopment Expenditures for the Six Months Ended June 30, 2022
Development and redevelopment expenditures consist of all hard and soft costs associated with the development and redevelopment of a property. We plan to fund these development and redevelopment expenditures from operating cash flow, existing liquidity, and/or borrowings. See the detailed discussion below for our current development and redevelopment projects.
PENN District
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 845,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 115,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000 at our 95% share, of which $1,059,403,000 of cash has been expended as of June 30, 2022.
PENN 1
We are redeveloping PENN 1, a 2,527,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN 1. Skanska USA Civil Northeast, Inc. is performing the redevelopment under a fixed price contract for $380,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost of our PENN 1 project is estimated to be $450,000,000, of which $337,360,000 of cash has been expended as of June 30, 2022.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $268,409,000 of cash has been expended as of June 30, 2022.
PENN 15 (Hotel Pennsylvania Site)
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $37,883,000 of cash has been expended as of June 30, 2022.
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
Certain condominiums in which we own an interest (including the Farley Condominiums) maintain insurance policies with different per occurrence and aggregate limits than our policies described above.
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
In January 2022, we exercised a 25-year renewal option on our PENN 1 ground lease extending the term through June 2073. As a result of the exercise, we remeasured the related ground lease liability to include the 25-year extension option and recorded an estimated incremental right-of-use asset and lease liability of approximately $350,000,000 which is included in "right-of-use assets" and "lease liabilities", respectively, on our consolidated balance sheets.
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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of June 30, 2022, the aggregate dollar amount of these guarantees and master leases is approximately $1,595,000,000.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of June 30, 2022, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related) is developing Farley Office and Retail. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of June 30, 2022, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the June 30, 2022 fair value of the Fund assets, at liquidation we would be required to make a $25,200,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of June 30, 2022, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of June 30, 2022, we have construction commitments aggregating approximately $459,000,000.

Funds From Operations (“FFO”)
Vornado Realty Trust
FFO is computed in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of certain real estate assets, real estate impairment losses, depreciation and amortization expense from real estate assets and other specified items, including the pro rata share of such adjustments of unconsolidated subsidiaries. FFO and FFO per diluted share are non-GAAP financial measures used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers because they exclude the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. The Company also uses FFO attributable to common shareholders plus assumed conversions, as adjusted for certain items that impact the comparability of period-to-period FFO, as one of several criteria to determine performance-based compensation for senior management. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by other companies. The calculations of both the numerator and denominator used in the computation of income per share are disclosed in Note 18 – Income Per Share/Income Per Class A Unit, in our consolidated financial statements on page 38 of this Quarterly Report on Form 10-Q.
FFO attributable to common shareholders plus assumed conversions was $154,965,000, or $0.80 per diluted share for the three months ended June 30, 2022, compared to $153,364,000, or $0.80 per diluted share, for the prior year’s three months. FFO attributable to common shareholders plus assumed conversions was $309,997,000, or $1.60 per diluted share for the six months ended June 30, 2022, compared to $271,771,000, or $1.41 per diluted share, for the prior year’s six months. Details of certain adjustments to FFO are discussed in the financial results summary of our “Overview”.

(Amounts in thousands, except per share amounts)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022		2021	2022		2021
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$50,418		$48,045	$76,896		$52,128
Per diluted share	$0.26		$0.25	$0.40		$0.27

FFO adjustments:
Depreciation and amortization of real property	$106,620		$82,396	$212,582		$170,115
Net gain on sale of real estate	(27,803)		—	(28,354)		—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	33,681		34,846	65,820		69,704
Net gain on sale of real estate	(175)		(3,052)	(175)		(3,052)
Increase in fair value of marketable securities	—		(1,216)	—		(1,405)
	112,323		112,974	249,873		235,362
Noncontrolling interests' share of above adjustments	(7,781)		(7,666)	(17,287)		(15,741)
FFO adjustments, net	$104,542		$105,308	$232,586		$219,621

FFO attributable to common shareholders	$154,960		$153,353	$309,482		$271,749
Impact of assumed conversion of dilutive convertible securities	5		11	515		22
FFO attributable to common shareholders plus assumed conversions	$154,965		$153,364	$309,997		$271,771
Per diluted share	$0.80		$0.80	$1.60		$1.41

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,750		191,527	191,737		191,473
Effect of dilutive securities:
Convertible securities	1,412	(1)	26	1,271	(1)	26
Share-based payment awards	261		853	289		734
Denominator for FFO per diluted share	193,423		192,406	193,297		192,233
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2022				2021
	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$3,973,415	(1)	2.92%	$39,734	$4,534,215	1.59%
Fixed rate	4,490,000		3.24%	—	4,140,000	3.06%
	$8,463,415		3.09%	39,734	$8,674,215	2.29%
Pro rata share of debt of non-consolidated entities:
Variable rate	$1,269,568		2.90%	12,696	$1,267,224	1.78%
Fixed rate	1,430,097		3.73%	—	1,432,181	3.72%
	$2,699,665		3.34%	12,696	$2,699,405	2.81%
Noncontrolling interests' share of consolidated subsidiaries				(6,821)
Total change in annual net income attributable to the Operating Partnership				45,609
Noncontrolling interests’ share of the Operating Partnership				(3,161)
Total change in annual net income attributable to Vornado				$42,448
Total change in annual net income attributable to the Operating Partnership per Class A unit				$0.22
Total change in annual net income attributable to Vornado per common share				$0.22
_____________________
(1)Includes $350,000 of the $700,000 mortgage loan on 770 Broadway which bears interest at a rate of SOFR plus 2.25% (3.75% as of June 30, 2022). On July 22, 2022, the interest rate on the remaining $350,000 was swapped to a fixed rate of 4.85%, resulting in the total $700,000 loan bearing interest at a blended fixed rate of 4.98% through July 2027.
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2022, the estimated fair value of our consolidated debt was $8,241,000,000.
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated derivative instruments, all of which hedge variable rate debt, as of June 30, 2022.

(Amounts in thousands)	As of June 30, 2022
				Variable Rate
Hedged Item	Fair Value	Notional Amount		Spread over LIBOR	Interest Rate	Swapped Rate	Expiration Date
Included in other assets:
Interest rate swaps:
555 California Street mortgage loan	$42,763	$840,000	(1)	L+193	3.26%	2.26%	5/24
PENN 11 mortgage loan	23,609	500,000		L+195	3.07%	2.23%	3/24
Unsecured term loan	2,497	750,000	(2)	S+130	2.83%	4.05%	10/23
4 Union Square South mortgage loan	1,613	100,000	(3)	L+140	2.46%	3.74%	1/25
Various interest rate caps	3,557	1,650,000
	$74,039	$3,840,000

Included in other liabilities:
770 Broadway mortgage loan interest rate swap	$1,756	$350,000	(4)	S+225	3.75%	5.11%	7/27
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Remaining $50,000 balance of our unsecured term loan bears interest at a floating rate of SOFR plus 1.30%.
(3)Upon the sale of 33-00 Northern Boulevard in June 2022, the $100,000 corporate-level interest rate swap was reallocated and now hedges the interest rate on $100,000 of the 4 Union Square South mortgage loan through January 2025. The remaining $20,000 mortgage loan balance bears interest at a floating rate of LIBOR plus 1.40%.
(4)Upon the June 28, 2022 refinancing of the mortgage loan, the interest rate on $350,000 of the loan was swapped to a fixed rate of 5.11% and on July 22, 2022, the interest rate on the remaining $350,000 was swapped to a fixed rate of 4.85%. The swaps result in a blended fixed interest rate of 4.98% through July 2027.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended June 30, 2022, we issued 6,391 Class A units in connection with (i) the issuance of Vornado common shares and (ii) the exercise of awards pursuant to Vornado’s omnibus share plan, including grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options. The consideration received included $222,044 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
On May 19, 2022, we granted 53,884 restricted units of the Operating Partnership at a market price of $33.88 per unit to Vornado Trustees that are not executives of the Company as part of their annual Trustee fees. The units were issued outside of Vornado's omnibus share plan and were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On July 28, 2022, the Board of Trustees (the “Board”) of Vornado approved and adopted amendments to Vornado’s Amended and Restated Bylaws (as amended and restated, the “Bylaws”). In addition to certain technical, conforming and clarifying changes, these amendments include the following changes:
•    Amending Article II, Section 2 to remove the requirement that Vornado’s annual meetings be held in the second calendar quarter of each year;
•    Amending Article II, Section 4 to provide that Vornado may give multiple shareholders sharing the same address only one notice of any meeting of shareholders to align with a federal proxy rule;
•    Removing outdated references to require the preparation of a “statement of affairs” consistent with an amendment to the Maryland REIT Law;
•    Amending Article II to add a new Section 11 that expressly permits (i) postponement and cancellation of a meeting of the shareholders by “public announcement” prior to convening of the meeting and (ii) adjournment of a meeting of the shareholders;
•    Amending Article II, Section 12 to (i) clarify that any shareholder wishing to nominate individuals for election to the Board or propose other business at a meeting of shareholders must have been a shareholder of record as of the record date set by the Board for the meeting; (ii) increase the advance notice period required for shareholders to nominate trustees or propose business to be considered at an annual meeting from 120 to 150 days prior to the first anniversary of the date of the proxy statement for the previous year’s annual meeting (provided that, if the date of the annual meeting is advanced or delayed by more than 30 days from the anniversary of the preceding year’s annual meeting, the final deadline is the later of 120 days prior to the annual meeting or tenth day following the date of public announcement of the date of the annual meeting); and (iii) generally update and conform to the market standard for advance notice bylaws used by publicly-traded Maryland corporations and REITs;
•    Amending Article II, Section 15 to clarify provisions related to organization and conduct of shareholder meetings;
•    Amending Article II, Section 16 to provide that the provision related to control shares may be repealed at any time, whether before or after an acquisition of control shares, which repeal may apply to any prior or subsequence control share acquisition;
•    Adding Article III, Section 17 to provide for the power of the Board or the shareholders to ratify any act, omission, failure to act or determination made not to act by Vornado or its officers;
•    Adding Article III, Section 19 to provide that the Board’s determination as to various matters is final, conclusive and binding upon Vornado and its shareholders;
•    Clarifying that (a) trustee, shareholder and committee action by unanimous consent and (b) notice of meeting to shareholders may be made by any means permitted by Maryland law, including electronic transmissions (e.g., e-mail Board consents rather than signed resolutions);
•    Amending Article VII, Sections 1 to 3 to further clarify that shareholders are not entitled to receive certificated shares consistent with the New York Stock Exchange’s Direct Registration System eligibility requirements;
•    Amending Article XII to clarify that the standard for indemnification is to the maximum extent permitted by Maryland law and that subsequent amendments to Article XII do not alter a trustee’s or officer’s entitlement to indemnification and advance of expenses, and to also remove the requirement to indemnify shareholders; and
•    Adding new Article XV generally naming the circuit courts in the state of Maryland, or, if those courts do not have jurisdiction, any federal district court sitting in the state of Maryland as the exclusive forums for certain litigation asserting claims against the Trust, and adding an exclusive federal forum provision for the resolution of any claims arising under the Securities Act of 1933, as amended, or any rule or regulation thereunder.
As a result of the amendments to Article II, Section 12, any notice given by or on behalf of a shareholder pursuant to the provisions of our Bylaws must comply with the requirements of the Bylaws and must be delivered to the Secretary of the Trust at the principal executive office of the Trust, 888 Seventh Avenue, New York, New York 10019, not earlier than November 9, 2022, and not later than the close of business on December 9, 2022.
Item 6. Exhibits
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX
Exhibit No.
3.2		—	Amended and Restated Bylaws of Vornado Realty Trust, as amended on July 28, 2022	*
10.38	—	Second Amended and Restated Term Loan Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof, and
			JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	*
10.39	—	Amendment No. 1 to Second Amended and Restated Revolving Credit Agreement dated as of June 30, 2022, among Vornado Realty L.P., as Borrower, the Banks listed on signature pages thereof, and JPMorgan Chase
			Bank N.A., as Administrative Agent for the Banks	*
10.40	—	Third Amended and Restated Revolving Credit Agreement dated as of June 30, 2022, among Vornado Realty
   L.P., as Borrower, Vornado Realty Trust as General Partner, the Banks listed on the signature pages thereof,
			and JPMorgan Chase Bank N.A., as Administrative Agent for the Banks	*
15.1		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty Trust
15.2		—	Letter regarding Unaudited Interim Financial Information of Vornado Realty L.P.
31.1		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty Trust
31.2		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty Trust
31.3		—	Rule 13a-14 (a) Certification of the Chief Executive Officer of Vornado Realty L.P.
31.4		—	Rule 13a-14 (a) Certification of the Chief Financial Officer of Vornado Realty L.P.
32.1		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty Trust
32.2		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty Trust
32.3		—	Section 1350 Certification of the Chief Executive Officer of Vornado Realty L.P.
32.4		—	Section 1350 Certification of the Chief Financial Officer of Vornado Realty L.P.
101		—
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104		—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted as iXBRL and contained in Exhibit 101.

	*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: August 1, 2022	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: August 1, 2022	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)