Form 10-Q
period 2022-09-30
VORNADO REALTY TRUST; VORNADO REALTY LP
filed 2022-10-31
CIK 899689, 1040765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2022
 Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-11954	(Vornado Realty Trust)
Commission File Number:	001-34482	(Vornado Realty L.P.)

Vornado Realty Trust
Vornado Realty L.P.

(Exact name of registrants as specified in its charter)

Vornado Realty Trust	Maryland	22-1657560
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vornado Realty L.P.	Delaware	13-3925979
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of principal executive offices) (Zip Code)

(212)	894-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Vornado Realty Trust	Common Shares of beneficial interest, $.04 par value per share	VNO	New York Stock Exchange
Cumulative Redeemable Preferred Shares of beneficial interest, liquidation preference $25.00 per share:
Vornado Realty Trust	5.40% Series L	VNO/PL	New York Stock Exchange
Vornado Realty Trust	5.25% Series M	VNO/PM	New York Stock Exchange
Vornado Realty Trust	5.25% Series N	VNO/PN	New York Stock Exchange
Vornado Realty Trust	4.45% Series O	VNO/PO	New York Stock Exchange
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
Vornado Realty Trust: Yes ☐   No ☑    Vornado Realty L.P.: Yes ☐   No ☑

As of September 30, 2022, 191,816,684 of Vornado Realty Trust’s common shares of beneficial interest are outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of Vornado Realty Trust and Vornado Realty L.P. Unless stated otherwise or the context otherwise requires, references to “Vornado” refer to Vornado Realty Trust, a Maryland real estate investment trust (“REIT”), and references to the “Operating Partnership” refer to Vornado Realty L.P., a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
The Operating Partnership is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. Vornado is the sole general partner and also a 92.1% limited partner of the Operating Partnership. As the sole general partner of the Operating Partnership, Vornado has exclusive control of the Operating Partnership’s day-to-day management.
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
The Company believes it is important to understand the few differences between Vornado and the Operating Partnership in the context of how Vornado and the Operating Partnership operate as a consolidated company. The financial results of the Operating Partnership are consolidated into the financial statements of Vornado. Vornado does not have any significant assets, liabilities or operations, other than its investment in the Operating Partnership. The Operating Partnership, not Vornado, generally executes all significant business relationships other than transactions involving the securities of Vornado. The Operating Partnership holds substantially all of the assets of Vornado. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by Vornado, which are contributed to the capital of the Operating Partnership in exchange for Class A units of partnership in the Operating Partnership, and the net proceeds of debt offerings by Vornado, which are contributed to the Operating Partnership in exchange for debt securities of the Operating Partnership, as applicable, the Operating Partnership generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.

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
This report also includes separate Part I, Item 4. Controls and Procedures and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds sections and separate Exhibits 31 and 32 certifications for each of Vornado and the Operating Partnership in order to establish that the requisite certifications have been made and that Vornado and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
VORNADO REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit, share, and per share amounts)	As of
	September 30, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land	$2,477,956	$2,540,193
Buildings and improvements	10,015,452	9,839,166
Development costs and construction in progress	802,272	718,694
Leasehold improvements and equipment	122,948	119,792
Total	13,418,628	13,217,845
Less accumulated depreciation and amortization	(3,606,986)	(3,376,347)
Real estate, net	9,811,642	9,841,498
Right-of-use assets	685,298	337,197
Cash and cash equivalents	845,423	1,760,225
Restricted cash	131,625	170,126
Investments in U.S. Treasury bills	445,165	—
Tenant and other receivables	81,004	79,661
Investments in partially owned entities	3,250,197	3,297,389
Real estate fund investments	930	7,730
220 Central Park South condominium units ready for sale	78,590	57,142
Receivable arising from the straight-lining of rents	692,733	656,318
Deferred leasing costs, net of accumulated amortization of $233,001 and $211,775	380,221	391,693
Identified intangible assets, net of accumulated amortization of $95,661 and $97,186	142,116	154,895
Other assets	630,730	512,714
	$17,175,674	$17,266,588
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,831,769	$6,053,343
Senior unsecured notes, net	1,191,322	1,189,792
Unsecured term loan, net	792,847	797,812
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	731,674	370,206
Accounts payable and accrued expenses	475,151	613,497
Deferred revenue	41,879	48,118
Deferred compensation plan	95,681	110,174
Other liabilities	265,775	304,725
Total liabilities	10,001,098	10,062,667
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,253,759 and 14,033,438 units outstanding	390,539	587,440
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	394,074	590,975
Redeemable noncontrolling interest in a consolidated subsidiary	89,228	97,708
Total redeemable noncontrolling interests	483,302	688,683
Shareholders' equity:
Preferred shares of beneficial interest: no par value per share; authorized 110,000,000 shares; issued and outstanding 48,792,902 shares	1,182,459	1,182,459
Common shares of beneficial interest: $0.04 par value per share; authorized 250,000,000 shares; issued and outstanding 191,816,684 and 191,723,608 shares	7,652	7,648
Additional capital	8,362,387	8,143,093
Earnings less than distributions	(3,299,630)	(3,079,320)
Accumulated other comprehensive income (loss)	185,178	(17,534)
Total shareholders' equity	6,438,046	6,236,346
Noncontrolling interests in consolidated subsidiaries	253,228	278,892
Total equity	6,691,274	6,515,238
	$17,175,674	$17,266,588
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Rental revenues	$409,144	$369,203	$1,211,621	$1,048,116
Fee and other income	48,287	40,009	141,434	120,014
Total revenues	457,431	409,212	1,353,055	1,168,130
EXPENSES:
Operating	(221,596)	(212,699)	(660,434)	(594,598)
Depreciation and amortization	(134,526)	(100,867)	(370,631)	(285,998)
General and administrative	(29,174)	(25,553)	(102,292)	(100,341)
Benefit (expense) from deferred compensation plan liability	600	(799)	10,138	(7,422)
Transaction related costs and other	(996)	(9,681)	(4,961)	(10,630)
Total expenses	(385,692)	(349,599)	(1,128,180)	(998,989)

Income from partially owned entities	24,341	26,269	83,775	86,768
(Loss) income from real estate fund investments	(111)	(66)	5,421	5,107
Interest and other investment income, net	5,228	633	9,282	3,694
(Loss) income from deferred compensation plan assets	(600)	799	(10,138)	7,422
Interest and debt expense	(76,774)	(50,946)	(191,523)	(152,904)
Net gains on disposition of wholly owned and partially owned assets	—	10,087	35,384	35,811
Income before income taxes	23,823	46,389	157,076	155,039
Income tax (expense) benefit	(3,711)	25,376	(14,686)	20,551
Net income	20,112	71,765	142,390	175,590
Less net loss (income) attributable to noncontrolling interests in:
Consolidated subsidiaries	3,792	(5,425)	(4,756)	(20,323)
Operating Partnership	(606)	(2,818)	(6,382)	(6,683)
Net income attributable to Vornado	23,298	63,522	131,252	148,584
Preferred share dividends	(15,529)	(16,800)	(46,587)	(49,734)
Series K preferred share issuance costs	—	(9,033)	—	(9,033)
NET INCOME attributable to common shareholders	$7,769	$37,689	$84,665	$89,817

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.04	$0.20	$0.44	$0.47
Weighted average shares outstanding	191,793	191,577	191,756	191,508

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.04	$0.20	$0.44	$0.47
Weighted average shares outstanding	192,018	192,041	192,042	192,151

See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$20,112	$71,765	$142,390	$175,590
Other comprehensive income:
Change in fair value of interest rate swaps and other	117,219	5,362	200,838	25,555
Other comprehensive income of nonconsolidated subsidiaries	5,124	1,322	19,084	6,381
Comprehensive income	142,455	78,449	362,312	207,526
Less comprehensive income attributable to noncontrolling interests	(7,279)	(8,669)	(28,348)	(29,022)
Comprehensive income attributable to Vornado	$135,176	$69,780	$333,964	$178,504
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2022:
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$7,650	$8,339,161	$(3,205,751)	$73,300	$253,994	$6,650,813
Net income attributable to Vornado	—	—	—	—	—	23,298	—	—	23,298
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	967	967
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,656)	—	—	(101,656)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(15,529)	—	—	(15,529)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	34	1	991	—	—	—	992
Under dividend reinvestment plan	—	—	7	—	221	—	—	—	221
Contributions	—	—	—	—	—	—	—	650	650
Distributions	—	—	—	—	—	—	—	(4,548)	(4,548)
Deferred compensation shares and options	—	—	—	—	155	—	—	—	155
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	5,124	—	5,124
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	117,219	—	117,219
Redeemable Class A unit measurement adjustment	—	—	—	—	21,857	—	—	—	21,857
Noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(10,465)	2,166	(8,299)
Other	—	—	1	1	2	8	—	(1)	10
Balance as of September 30, 2022	48,793	$1,182,459	191,817	$7,652	$8,362,387	$(3,299,630)	$185,178	$253,228	$6,691,274
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)							Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Three Months Ended September 30, 2021:
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$7,641	$8,069,033	$(2,925,161)	$(51,437)	$285,950	$6,568,317
Net income attributable to Vornado	—	—	—	—	—	63,522	—	—	63,522
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	4,299	4,299
Dividends on common shares ($0.53 per share)	—	—	—	—	—	(101,527)	—	—	(101,527)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(16,800)	—	—	(16,800)
Series O cumulative redeemable preferred shares issuance	12,000	291,195	—	—	—	—	—	—	291,195
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	114	5	4,744	—	—	—	4,749
Under dividend reinvestment plan	—	—	6	1	223	—	—	—	224
Contributions	—	—	—	—	—	—	—	1,110	1,110
Distributions	—	—	—	—	—	—	—	(5,877)	(5,877)
Conversion of Series A preferred shares to common shares	—	(13)	1	—	13	—	—	—	—
Deferred compensation shares and options	—	—	(1)	—	226	—	—	—	226
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	1,322	—	1,322
Change in fair value of interest rate swaps	—	—	—	—	—	—	5,360	—	5,360
Redeemable Class A unit measurement adjustment	—	—	—	—	64,100	—	—	—	64,100
Series K cumulative redeemable preferred shares called for redemption	(12,000)	(290,967)	—	—	—	(9,033)	—	—	(300,000)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(426)	—	(426)
Other	—	(7)	—	(1)	(2)	—	2	39	31
Balance as of September 30, 2021	48,793	$1,182,499	191,681	$7,646	$8,138,337	$(2,988,999)	$(45,179)	$285,521	$6,579,825
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)								Non-controlling Interests in Consolidated Subsidiaries
							Accumulated Other Comprehensive (Loss) Income
	Preferred Shares		Common Shares		Additional Capital	Earnings Less Than Distributions			Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$7,648	$8,143,093	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado	—	—	—	—	—	131,252	—	—	131,252
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	13,236	13,236
Dividends on common shares ($1.59 per share)	—	—	—	—	—	(304,896)	—	—	(304,896)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(46,587)	—	—	(46,587)
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	76	3	2,566	—	—	—	2,569
Under employees' share option plan	—	—	—	—	7	—	—	—	7
Under dividend reinvestment plan	—	—	19	—	655	—	—	—	655
Contributions	—	—	—	—	—	—	—	4,903	4,903
Distributions	—	—	—	—	—	—	—	(45,976)	(45,976)
Deferred compensation shares and options	—	—	(2)	—	447	(85)	—	—	362
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	19,084	—	19,084
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	200,838	—	200,838
Redeemable Class A unit measurement adjustment	—	—	—	—	215,619	—	—	—	215,619
Noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(17,210)	2,166	(15,044)
Other	—	—	—	1	—	6	—	7	14
Balance as of September 30, 2022	48,793	$1,182,459	191,817	$7,652	$8,362,387	$(3,299,630)	$185,178	$253,228	$6,691,274
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per share amounts)
						Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Shares		Common Shares		Additional Capital				Total Equity
	Shares	Amount	Shares	Amount
For the Nine Months Ended September 30, 2021:
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$7,633	$8,192,507	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado	—	—	—	—	—	148,584	—	—	148,584
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	—	18,804	18,804
Dividends on common shares ($1.59 per share)	—	—	—	—	—	(304,516)	—	—	(304,516)
Dividends on preferred shares (see Note 12 for dividends per share amounts)	—	—	—	—	—	(49,734)	—	—	(49,734)
Series O cumulative redeemable preferred shares issuance	12,000	291,195	—	—	—	—	—	—	291,195
Common shares issued:
Upon redemption of Class A units, at redemption value	—	—	313	13	13,045	—	—	—	13,058
Under employees' share option plan	—	—	—	—	10	—	—	—	10
Under dividend reinvestment plan	—	—	16	1	653	—	—	—	654
Contributions	—	—	—	—	—	—	—	2,657	2,657
Distributions	—	—	—	—	—	—	—	(150,934)	(150,934)
Conversion of Series A preferred shares to common shares	—	(13)	1	—	13	—	—	—	—
Deferred compensation shares and options	—	—	(4)	—	675	(114)	—	—	561
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	—	6,381	—	6,381
Change in fair value of interest rate swaps	—	—	—	—	—	—	25,553	—	25,553
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	—	(78,848)	—	—	—	(78,848)
Series K cumulative redeemable preferred shares called for redemption	(12,000)	(290,967)	—	—	—	(9,033)	—	—	(300,000)
Redeemable noncontrolling interests' share of above adjustments	—	—	—	—	—	—	(2,016)	—	(2,016)
Other	—	(55)	—	(1)	(1)	(4)	2	37	(22)
Balance as of September 30, 2021	48,793	$1,182,499	191,681	$7,646	$8,138,337	$(2,988,999)	$(45,179)	$285,521	$6,579,825
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$142,390	$175,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	386,697	299,749
Distributions of income from partially owned entities	137,758	171,367
Equity in net income of partially owned entities	(83,775)	(86,768)
Straight-lining of rents	(45,835)	11,651
Net gains on disposition of wholly owned and partially owned assets	(35,384)	(35,811)
Stock-based compensation expense	22,887	32,889
Change in deferred tax liability	9,992	2,497
Amortization of below-market leases, net	(3,788)	(7,939)
Net realized and unrealized loss on real estate fund investments	1,128	789
Write-off of lease receivables deemed uncollectible	782	7,219
Real estate impairment losses	—	7,880
Other non-cash adjustments	2,560	(5,046)
Changes in operating assets and liabilities:
Real estate fund investments	—	(789)
Tenant and other receivables	(2,128)	(12,092)
Prepaid assets	33,995	(44,731)
Other assets	(22,706)	(77,508)
Accounts payable and accrued expenses	6,649	43,067
Other liabilities	8,605	(3,911)
Net cash provided by operating activities	559,827	478,103

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(794,793)	—
Development costs and construction in progress	(557,884)	(444,645)
Proceeds from maturities of U.S. Treasury bills	349,461	—
Proceeds from sales of real estate	253,958	100,024
Additions to real estate	(120,124)	(113,374)
Distributions of capital from partially owned entities	20,566	106,005
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	16,124	97,683
Investments in partially owned entities	(15,046)	(12,366)
Acquisitions of real estate and other	(2,000)	(3,000)
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	—	(123,936)
Proceeds from repayments of loan receivables	—	975
Net cash used in investing activities	(849,738)	(392,634)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,245,973)	$(1,578,843)
Proceeds from borrowings	1,029,773	2,298,007
Dividends paid on common shares	(304,896)	(304,516)
Distributions to noncontrolling interests	(68,716)	(173,356)
Dividends paid on preferred shares	(46,587)	(49,400)
Debt issuance costs	(32,473)	(33,935)
Contributions from noncontrolling interests	4,903	2,657
Proceeds received from exercise of employee share options and other	662	664
Repurchase of shares related to stock compensation agreements and related tax withholdings and other	(85)	(114)
Proceeds from the issuance of preferred shares	—	291,195
Net cash (used in) provided by financing activities	(663,392)	452,359
Net (decrease) increase in cash and cash equivalents and restricted cash	(953,303)	537,828
Cash and cash equivalents and restricted cash at beginning of period	1,930,351	1,730,369
Cash and cash equivalents and restricted cash at end of period	$977,048	$2,268,197

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,760,225	$1,624,482
Restricted cash at beginning of period	170,126	105,887
Cash and cash equivalents and restricted cash at beginning of period	$1,930,351	$1,730,369

Cash and cash equivalents at end of period	$845,423	$2,128,964
Restricted cash at end of period	131,625	139,233
Cash and cash equivalents and restricted cash at end of period	$977,048	$2,268,197

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $12,095 and $31,785	$170,839	$137,937
Cash payments for income taxes	$6,919	$8,426

Non-Cash Investing and Financing Activities:
Additional estimated lease liability arising from the recognition of right-of-use asset	$350,000	$—
Redeemable Class A unit measurement adjustment	215,619	(78,848)
Increase in accumulated other comprehensive income due to change in fair value of consolidated interest rate swaps and other	200,838	25,555
Accrued capital expenditures included in accounts payable and accrued expenses	86,844	120,635
Reclassification of assets held for sale (included in "other assets")	64,177	79,421
Write-off of fully depreciated assets	(52,475)	(78,353)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	30,542	11,767
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	—	566,013
Identified intangible assets	—	139,545
Mortgages payable	—	525,000
Deferred revenue	—	18,884
Reclassification of Series K cumulative redeemable preferred shares to liabilities upon call for redemption	—	300,000
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	As of
	September 30, 2022	December 31, 2021
ASSETS
Real estate, at cost:
Land	$2,477,956	$2,540,193
Buildings and improvements	10,015,452	9,839,166
Development costs and construction in progress	802,272	718,694
Leasehold improvements and equipment	122,948	119,792
Total	13,418,628	13,217,845
Less accumulated depreciation and amortization	(3,606,986)	(3,376,347)
Real estate, net	9,811,642	9,841,498
Right-of-use assets	685,298	337,197
Cash and cash equivalents	845,423	1,760,225
Restricted cash	131,625	170,126
Investments in U.S. Treasury bills	445,165	—
Tenant and other receivables	81,004	79,661
Investments in partially owned entities	3,250,197	3,297,389
Real estate fund investments	930	7,730
220 Central Park South condominium units ready for sale	78,590	57,142
Receivable arising from the straight-lining of rents	692,733	656,318
Deferred leasing costs, net of accumulated amortization of $233,001 and $211,775	380,221	391,693
Identified intangible assets, net of accumulated amortization of $95,661 and $97,186	142,116	154,895
Other assets	630,730	512,714
	$17,175,674	$17,266,588
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgages payable, net	$5,831,769	$6,053,343
Senior unsecured notes, net	1,191,322	1,189,792
Unsecured term loan, net	792,847	797,812
Unsecured revolving credit facilities	575,000	575,000
Lease liabilities	731,674	370,206
Accounts payable and accrued expenses	475,151	613,497
Deferred revenue	41,879	48,118
Deferred compensation plan	95,681	110,174
Other liabilities	265,775	304,725
Total liabilities	10,001,098	10,062,667
Commitments and contingencies
Redeemable noncontrolling interests:
Class A units - 14,253,759 and 14,033,438 units outstanding	390,539	587,440
Series D cumulative redeemable preferred units - 141,400 units outstanding	3,535	3,535
Total redeemable noncontrolling partnership units	394,074	590,975
Redeemable noncontrolling interest in a consolidated subsidiary	89,228	97,708
Total redeemable noncontrolling interests	483,302	688,683
Partners' equity:
Partners' capital	9,552,498	9,333,200
Earnings less than distributions	(3,299,630)	(3,079,320)
Accumulated other comprehensive income (loss)	185,178	(17,534)
Total partners' equity	6,438,046	6,236,346
Noncontrolling interests in consolidated subsidiaries	253,228	278,892
Total equity	6,691,274	6,515,238
	$17,175,674	$17,266,588
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Rental revenues	$409,144	$369,203	$1,211,621	$1,048,116
Fee and other income	48,287	40,009	141,434	120,014
Total revenues	457,431	409,212	1,353,055	1,168,130
EXPENSES:
Operating	(221,596)	(212,699)	(660,434)	(594,598)
Depreciation and amortization	(134,526)	(100,867)	(370,631)	(285,998)
General and administrative	(29,174)	(25,553)	(102,292)	(100,341)
Benefit (expense) from deferred compensation plan liability	600	(799)	10,138	(7,422)
Transaction related costs and other	(996)	(9,681)	(4,961)	(10,630)
Total expenses	(385,692)	(349,599)	(1,128,180)	(998,989)

Income from partially owned entities	24,341	26,269	83,775	86,768
(Loss) income from real estate fund investments	(111)	(66)	5,421	5,107
Interest and other investment income, net	5,228	633	9,282	3,694
(Loss) income from deferred compensation plan assets	(600)	799	(10,138)	7,422
Interest and debt expense	(76,774)	(50,946)	(191,523)	(152,904)
Net gains on disposition of wholly owned and partially owned assets	—	10,087	35,384	35,811
Income before income taxes	23,823	46,389	157,076	155,039
Income tax (expense) benefit	(3,711)	25,376	(14,686)	20,551
Net income	20,112	71,765	142,390	175,590
Less net loss (income) attributable to noncontrolling interests in consolidated subsidiaries	3,792	(5,425)	(4,756)	(20,323)
Net income attributable to Vornado Realty L.P.	23,904	66,340	137,634	155,267
Preferred unit distributions	(15,558)	(16,842)	(46,673)	(49,858)
Series K preferred unit issuance costs	—	(9,033)	—	(9,033)
NET INCOME attributable to Class A unitholders	$8,346	$40,465	$90,961	$96,376

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.04	$0.19	$0.43	$0.46
Weighted average units outstanding	205,410	204,864	205,271	204,663

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.04	$0.19	$0.43	$0.46
Weighted average units outstanding	205,912	205,703	205,924	205,616
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$20,112	$71,765	$142,390	$175,590
Other comprehensive income:
Change in fair value of interest rate swaps and other	117,219	5,362	200,838	25,555
Other comprehensive income of nonconsolidated subsidiaries	5,124	1,322	19,084	6,381
Comprehensive income	142,455	78,449	362,312	207,526
Less comprehensive loss (income) attributable to noncontrolling interests in consolidated subsidiaries	1,626	(5,425)	(6,922)	(20,323)
Comprehensive income attributable to Vornado Realty L.P.	$144,081	$73,024	$355,390	$187,203

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2022:
Balance as of June 30, 2022	48,793	$1,182,459	191,775	$8,346,811	$(3,205,751)	$73,300	$253,994	$6,650,813
Net income attributable to Vornado Realty L.P.	—	—	—	—	23,904	—	—	23,904
Net income attributable to redeemable partnership units	—	—	—	—	(606)	—	—	(606)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	967	967
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,656)	—	—	(101,656)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(15,529)	—	—	(15,529)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	34	992	—	—	—	992
Under Vornado's dividend reinvestment plan	—	—	7	221	—	—	—	221
Contributions	—	—	—	—	—	—	650	650
Distributions	—	—	—	—	—	—	(4,548)	(4,548)
Deferred compensation units and options	—	—	—	155	—	—	—	155
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	5,124	—	5,124
Change in fair value of interest rate swaps and other	—	—	—	—	—	117,219	—	117,219
Redeemable Class A unit measurement adjustment	—	—	—	21,857	—	—	—	21,857
Noncontrolling interests' share of above adjustments	—	—	—	—	—	(10,465)	2,166	(8,299)
Other	—	—	1	3	8	—	(1)	10
Balance as of September 30, 2022	48,793	$1,182,459	191,817	$8,370,039	$(3,299,630)	$185,178	$253,228	$6,691,274
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Three Months Ended September 30, 2021:
Balance as of June 30, 2021	48,793	$1,182,291	191,561	$8,076,674	$(2,925,161)	$(51,437)	$285,950	$6,568,317
Net income attributable to Vornado Realty L.P.	—	—	—	—	66,340	—	—	66,340
Net income attributable to redeemable partnership units	—	—	—	—	(2,818)	—	—	(2,818)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	4,299	4,299
Distributions to Vornado ($0.53 per unit)	—	—	—	—	(101,527)	—	—	(101,527)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(16,800)	—	—	(16,800)
Series O cumulative redeemable preferred units issuance	12,000	291,195	—	—	—	—	—	291,195
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	114	4,749	—	—	—	4,749
Under Vornado's dividend reinvestment plan	—	—	6	224	—	—	—	224
Contributions	—	—	—	—	—	—	1,110	1,110
Distributions	—	—	—	—	—	—	(5,877)	(5,877)
Conversion of Series A preferred units to Class A units	—	(13)	1	13	—	—	—	—
Deferred compensation units and options	—	—	(1)	226	—	—	—	226
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	1,322	—	1,322
Change in fair value of interest rate swaps	—	—	—	—	—	5,360	—	5,360
Redeemable Class A unit measurement adjustment	—	—	—	64,100	—	—	—	64,100
Series K cumulative redeemable preferred units called for redemption	(12,000)	(290,967)	—	—	(9,033)	—	—	(300,000)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(426)	—	(426)
Other	—	(7)	—	(3)	—	2	39	31
Balance as of September 30, 2021	48,793	$1,182,499	191,681	$8,145,983	$(2,988,999)	$(45,179)	$285,521	$6,579,825
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)						Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado		Earnings Less Than Distributions			Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2022:
Balance as of December 31, 2021	48,793	$1,182,459	191,724	$8,150,741	$(3,079,320)	$(17,534)	$278,892	$6,515,238
Net income attributable to Vornado Realty L.P.	—	—	—	—	137,634	—	—	137,634
Net income attributable to redeemable partnership units	—	—	—	—	(6,382)	—	—	(6,382)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	13,236	13,236
Distributions to Vornado ($1.59 per unit)	—	—	—	—	(304,896)	—	—	(304,896)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(46,587)	—	—	(46,587)
Class A units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	76	2,569	—	—	—	2,569
Under Vornado's employees' share option plan	—	—	—	7	—	—	—	7
Under Vornado's dividend reinvestment plan	—	—	19	655	—	—	—	655
Contributions	—	—	—	—	—	—	4,903	4,903
Distributions	—	—	—	—	—	—	(45,976)	(45,976)
Deferred compensation units and options	—	—	(2)	447	(85)	—	—	362
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	19,084	—	19,084
Change in fair value of interest rate swaps and other	—	—	—	—	—	200,838	—	200,838
Redeemable Class A unit measurement adjustment	—	—	—	215,619	—	—	—	215,619
Noncontrolling interests' share of above adjustments	—	—	—	—	—	(17,210)	2,166	(15,044)
Other	—	—	—	1	6	—	7	14
Balance as of September 30, 2022	48,793	$1,182,459	191,817	$8,370,039	$(3,299,630)	$185,178	$253,228	$6,691,274
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands, except per unit amounts)					Earnings Less Than Distributions	Accumulated Other Comprehensive Loss	Non-controlling Interests in Consolidated Subsidiaries
	Preferred Units		Class A Units Owned by Vornado					Total Equity
	Units	Amount	Units	Amount
For the Nine Months Ended September 30, 2021:
Balance as of December 31, 2020	48,793	$1,182,339	191,355	$8,200,140	$(2,774,182)	$(75,099)	$414,957	$6,948,155
Net income attributable to Vornado Realty L.P.	—	—	—	—	155,267	—	—	155,267
Net income attributable to redeemable partnership units	—	—	—	—	(6,683)	—	—	(6,683)
Net income attributable to nonredeemable noncontrolling interests in consolidated subsidiaries	—	—	—	—	—	—	18,804	18,804
Distributions to Vornado ($1.59 per unit)	—	—	—	—	(304,516)	—	—	(304,516)
Distributions to preferred unitholders (see Note 12 for distributions per unit amounts)	—	—	—	—	(49,734)	—	—	(49,734)
Series O cumulative redeemable preferred units issuance	12,000	291,195	—	—	—	—	—	291,195
Class A Units issued to Vornado:
Upon redemption of redeemable Class A units, at redemption value	—	—	313	13,058	—	—	—	13,058
Under Vornado's employees' share option plan	—	—	—	10	—	—	—	10
Under Vornado's dividend reinvestment plan	—	—	16	654	—	—	—	654
Contributions	—	—	—	—	—	—	2,657	2,657
Distributions	—	—	—	—	—	—	(150,934)	(150,934)
Conversion of Series A preferred units to Class A units	—	(13)	1	13	—	—	—	—
Deferred compensation units and options	—	—	(4)	675	(114)	—	—	561
Other comprehensive income of nonconsolidated subsidiaries	—	—	—	—	—	6,381	—	6,381
Change in fair value of interest rate swaps	—	—	—	—	—	25,553	—	25,553
Unearned 2018 Out-Performance Plan awards acceleration	—	—	—	10,283	—	—	—	10,283
Redeemable Class A unit measurement adjustment	—	—	—	(78,848)	—	—	—	(78,848)
Series K cumulative redeemable preferred units called for redemption	(12,000)	(290,967)	—	—	(9,033)	—	—	(300,000)
Redeemable partnership units' share of above adjustments	—	—	—	—	—	(2,016)	—	(2,016)
Other	—	(55)	—	(2)	(4)	2	37	(22)
Balance as of September 30, 2021	48,793	$1,182,499	191,681	$8,145,983	$(2,988,999)	$(45,179)	$285,521	$6,579,825
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$142,390	$175,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	386,697	299,749
Distributions of income from partially owned entities	137,758	171,367
Equity in net income of partially owned entities	(83,775)	(86,768)
Straight-lining of rents	(45,835)	11,651
Net gains on disposition of wholly owned and partially owned assets	(35,384)	(35,811)
Stock-based compensation expense	22,887	32,889
Change in deferred tax liability	9,992	2,497
Amortization of below-market leases, net	(3,788)	(7,939)
Net realized and unrealized loss on real estate fund investments	1,128	789
Write-off of lease receivables deemed uncollectible	782	7,219
Real estate impairment losses	—	7,880
Other non-cash adjustments	2,560	(5,046)
Changes in operating assets and liabilities:
Real estate fund investments	—	(789)
Tenant and other receivables	(2,128)	(12,092)
Prepaid assets	33,995	(44,731)
Other assets	(22,706)	(77,508)
Accounts payable and accrued expenses	6,649	43,067
Other liabilities	8,605	(3,911)
Net cash provided by operating activities	559,827	478,103

Cash Flows from Investing Activities:
Purchase of U.S. Treasury bills	(794,793)	—
Development costs and construction in progress	(557,884)	(444,645)
Proceeds from maturities of U.S. Treasury bills	349,461	—
Proceeds from sales of real estate	253,958	100,024
Additions to real estate	(120,124)	(113,374)
Distributions of capital from partially owned entities	20,566	106,005
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	16,124	97,683
Investments in partially owned entities	(15,046)	(12,366)
Acquisitions of real estate and other	(2,000)	(3,000)
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	—	(123,936)
Proceeds from repayments of loan receivables	—	975
Net cash used in investing activities	(849,738)	(392,634)
See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Financing Activities:
Repayments of borrowings	$(1,245,973)	$(1,578,843)
Proceeds from borrowings	1,029,773	2,298,007
Distributions to Vornado	(304,896)	(304,516)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(68,716)	(173,356)
Distributions to preferred unitholders	(46,587)	(49,400)
Debt issuance costs	(32,473)	(33,935)
Contributions from noncontrolling interests in consolidated subsidiaries	4,903	2,657
Proceeds received from exercise of Vornado stock options and other	662	664
Repurchase of Class A units related to stock compensation agreements and related tax withholdings and other	(85)	(114)
Proceeds from the issuance of preferred units	—	291,195
Net cash (used in) provided by financing activities	(663,392)	452,359
Net (decrease) increase in cash and cash equivalents and restricted cash	(953,303)	537,828
Cash and cash equivalents and restricted cash at beginning of period	1,930,351	1,730,369
Cash and cash equivalents and restricted cash at end of period	$977,048	$2,268,197

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$1,760,225	$1,624,482
Restricted cash at beginning of period	170,126	105,887
Cash and cash equivalents and restricted cash at beginning of period	$1,930,351	$1,730,369

Cash and cash equivalents at end of period	$845,423	$2,128,964
Restricted cash at end of period	131,625	139,233
Cash and cash equivalents and restricted cash at end of period	$977,048	$2,268,197

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $12,095 and $31,785	$170,839	$137,937
Cash payments for income taxes	$6,919	$8,426

Non-Cash Investing and Financing Activities:
Additional estimated lease liability arising from the recognition of right-of-use asset	$350,000	$—
Redeemable Class A unit measurement adjustment	215,619	(78,848)
Increase in accumulated other comprehensive income due to change in fair value of consolidated interest rate swaps and other	200,838	25,555
Accrued capital expenditures included in accounts payable and accrued expenses	86,844	120,635
Reclassification of assets held for sale (included in "other assets")	64,177	79,421
Write-off of fully depreciated assets	(52,475)	(78,353)
Reclassification of condominium units from "development costs and construction in progress" to "220 Central Park South condominium units ready for sale"	30,542	11,767
Increase in assets and liabilities resulting from the consolidation of One Park Avenue:
Real estate	—	566,013
Identified intangible assets	—	139,545
Mortgages payable	—	525,000
Deferred revenue	—	18,884
Reclassification of Series K cumulative redeemable preferred units to liabilities upon call for redemption	—	300,000
See notes to consolidated financial statements (unaudited)

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 92.1% of the common limited partnership interest in the Operating Partnership as of September 30, 2022. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year. In addition, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our investments in U.S. Treasury bills are accounted for as available-for-sale debt investments and are recorded at fair value in "investments in U.S. Treasury bills" on our consolidated balance sheets. See Note 14 - Fair Value Measurements for information on our investments in U.S. Treasury bills.
3.    Recently Issued Accounting Literature
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 establishing Accounting Standards Codification ("ASC") Topic 848, Reference Rate Reform, and in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, "ASC 848"). ASC 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
4.    Revenue Recognition
Below is a summary of our revenues by segment. Additional financial information related to these reportable segments for the three and nine months ended September 30, 2022 and 2021 is set forth in Note 20 - Segment Information.

(Amounts in thousands)	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2021
	Total	New York	Other		Total	New York	Other
Property rentals	$371,754	$303,574	$68,180		$345,235	$273,197	$72,038
Trade shows(1)	18,654	—	18,654		12,605	—	12,605
Lease revenues(2)	390,408	303,574	86,834		357,840	273,197	84,643
Tenant services	14,134	9,937	4,197		11,363	7,565	3,798
Parking revenues	4,602	3,820	782		—	—	—
Rental revenues	409,144	317,331	91,813		369,203	280,762	88,441
BMS cleaning fees	35,062	37,371	(2,309)	(3)	30,827	32,630	(1,803)	(3)
Management and leasing fees	2,532	2,595	(63)		2,509	2,680	(171)
Other income	10,693	2,736	7,957		6,673	571	6,102
Fee and other income	48,287	42,702	5,585		40,009	35,881	4,128
Total revenues	$457,431	$360,033	$97,398		$409,212	$316,643	$92,569
____________________
See notes below.

(Amounts in thousands)	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2021
	Total	New York	Other		Total	New York	Other
Property rentals	$1,132,690	$921,179	$211,511		$1,008,237	$795,841	$212,396
Trade shows(1)	29,640	—	29,640		12,605	—	12,605
Lease revenues(2)	1,162,330	921,179	241,151		1,020,842	795,841	225,001
Tenant services	35,484	25,481	10,003		27,274	18,502	8,772
Parking revenues	13,807	11,556	2,251		—	—	—
Rental revenues	1,211,621	958,216	253,405		1,048,116	814,343	233,773
BMS cleaning fees	101,752	108,288	(6,536)	(3)	87,387	92,178	(4,791)	(3)
Management and leasing fees	8,167	8,573	(406)		10,951	11,290	(339)
Other income	31,515	7,666	23,849		21,676	3,947	17,729
Fee and other income	141,434	124,527	16,907		120,014	107,415	12,599
Total revenues	$1,353,055	$1,082,743	$270,312		$1,168,130	$921,758	$246,372
____________________
(1)We cancelled trade shows at theMART beginning late March of 2020 due to the COVID-19 pandemic and resumed in the third quarter of 2021.
(2)The components of lease revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed billings	$353,040	$329,499	$1,025,182	$945,322
Variable billings	28,919	29,008	93,118	90,780
Total contractual operating lease billings	381,959	358,507	1,118,300	1,036,102
Adjustment for straight-line rents and amortization of acquired below-market leases and other, net	8,730	1,313	44,812	(8,041)
Less: write-off of straight-line rent and tenant receivables deemed uncollectible	(281)	(1,980)	(782)	(7,219)
Lease revenues	$390,408	$357,840	$1,162,330	$1,020,842
(3)Represents the elimination of Building Maintenance Services LLC ("BMS") cleaning fees related to theMART and 555 California Street which are included as income in the New York segment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
5.    Real Estate Fund Investments
We are the general partner and investment manager of Vornado Capital Partners Real Estate Fund (the “Fund”) and own a 25.0% interest in the Fund, which had an initial eight-year term ending February 2019. On January 29, 2018, the Fund's term was extended to February 2023, by which time the Fund intends to dispose of its remaining investments and wind down its business, subject to potential additional extensions. The Fund's three-year investment period ended in July 2013. The Fund is accounted for under ASC Topic 946, Financial Services – Investment Companies (“ASC 946”) and its investments are reported on its balance sheet at fair value, with changes in value each period recognized in earnings. We consolidate the accounts of the Fund into our consolidated financial statements, retaining the fair value basis of accounting.
We are the general partner and investment manager of the Crowne Plaza Times Square Hotel Joint Venture (the “Crowne Plaza Joint Venture”) and own a 57.1% interest in the joint venture which owns the 24.3% interest in the Crowne Plaza Times Square Hotel not owned by the Fund. The Crowne Plaza Joint Venture is also accounted for under ASC 946 and we consolidate the accounts of the joint venture into our consolidated financial statements, retaining the fair value basis of accounting. On June 9, 2020, the joint venture between the Fund and the Crowne Plaza Joint Venture defaulted on the $274,355,000 non-recourse loan on the Crowne Plaza Times Square Hotel. The interest-only loan, which bears interest at a floating rate of LIBOR plus 3.69% (6.82% as of September 30, 2022) and provides for additional default interest of 3.00%, was scheduled to mature on July 9, 2020.
On May 20, 2022, 1100 Lincoln Road was conveyed to the lender pursuant to a deed-in-lieu of foreclosure agreement in exchange for a $5,672,000 payment to the Fund. From the inception of this investment through its disposition, the Fund realized a $53,724,000 net loss.
As of September 30, 2022, we had two real estate fund investments through the Fund and the Crowne Plaza Joint Venture with an aggregate fair value of $930,000, $275,459,000 below cost, and had remaining unfunded commitments of $28,465,000, of which our share was $8,849,000. As of December 31, 2021, we had three real estate fund investments with an aggregate fair value of $7,730,000.
Below is a summary of (loss) income from the Fund and the Crowne Plaza Joint Venture.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net investment (loss) income	$(111)	$(66)	$6,549	$5,896
Previously recorded unrealized loss on exited investments	—	—	59,396	—
Realized loss on exited investments	—	—	(53,724)	—
Net unrealized loss on held investments	—	—	(6,800)	(789)
(Loss) income from real estate fund investments	(111)	(66)	5,421	5,107
Less loss (income) attributable to noncontrolling interests in consolidated subsidiaries	312	360	(3,287)	(2,914)
Income from real estate fund investments, net of noncontrolling interests in consolidated subsidiaries	$201	$294	$2,134	$2,193
6.    Investments in Partially Owned Entities
Fifth Avenue and Times Square JV
As of September 30, 2022, we own a 51.5% common interest in a joint venture ("Fifth Avenue and Times Square JV") which owns interests in properties located at 640 Fifth Avenue, 655 Fifth Avenue, 666 Fifth Avenue, 689 Fifth Avenue, 697-703 Fifth Avenue, 1535 Broadway and 1540 Broadway (collectively, the "Properties"). The remaining 48.5% common interest in the joint venture is owned by a group of institutional investors (the "Investors"). Our 51.5% common interest in the joint venture represents an effective 51.0% interest in the Properties. The 48.5% common interest in the joint venture owned by the Investors represents an effective 47.2% interest in the Properties. We provide various services to Fifth Avenue and Times Square JV in accordance with management, development, leasing and other agreements.
We also own $1.828 billion of preferred equity security interests in certain of the properties. The preferred equity has an annual coupon of 4.25% through April 2024, increasing to 4.75% for the subsequent five years and thereafter at a formulaic rate. It can be redeemed under certain conditions on a tax deferred basis.
As of September 30, 2022, the carrying amount of our investment in the joint venture was less than our share of the equity in the net assets of the joint venture by approximately $378,876,000, the basis difference primarily resulting from non-cash impairment losses recognized during 2020. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Fifth Avenue and Times Square JV’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as a reduction to depreciation expense over their estimated useful lives.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Fifth Avenue and Times Square JV - continued
On April 18, 2022, we received a $13,613,000 refund of New York City real property transfer tax that we previously paid in connection with the transfer of the Properties to Fifth Avenue and Times Square JV in April 2019. The receipt of the refund was recognized in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income for the nine months ended September 30, 2022.
330 West 34th Street land owner joint venture
On August 18, 2022, the joint venture that owns the fee interest in the 330 West 34th Street land, in which we have a 34.8% interest, completed a $100,000,000 refinancing. The interest-only loan bears interest at a fixed rate of 4.55% and matures in September 2032. In connection with the refinancing, we realized net proceeds of $10,500,000. The loan replaces the previous $50,150,000 loan that bore interest at a fixed rate of 5.71%.
Alexander's, Inc. ("Alexander's") (NYSE: ALX)
As of September 30, 2022, we own 1,654,068 Alexander’s common shares, or approximately 32.4% of Alexander’s common equity. We manage, develop and lease Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.
As of September 30, 2022, the market value ("fair value" pursuant to ASC Topic 820, Fair Value Measurements ("ASC 820")) of our investment in Alexander’s, based on Alexander’s September 30, 2022 closing share price of $208.96, was $345,634,000, or $254,356,000 in excess of the carrying amount on our consolidated balance sheets. As of September 30, 2022, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeded our share of the equity in the net assets of Alexander’s by approximately $29,828,000. The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets. Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings). We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives. This depreciation is not material to our share of equity in Alexander’s net income.
Below is a schedule summarizing our investments in partially owned entities.

	Percentage Ownership at September 30, 2022	Balance as of
(Amounts in thousands)		September 30, 2022	December 31, 2021
Investments:
Fifth Avenue and Times Square JV (see page 26 for details):	51.5%	$2,765,475	$2,770,633
Partially owned office buildings/land(1)	Various	271,634	298,415
Alexander’s	32.4%	91,278	91,405
Other investments(2)	Various	121,810	136,936
		$3,250,197	$3,297,389

Investments in partially owned entities included in other liabilities(3):
7 West 34th Street	53.0%	$(63,124)	$(60,918)
85 Tenth Avenue	49.9%	(16,884)	(18,067)
		$(80,008)	$(78,985)
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, 512 West 22nd Street, 61 Ninth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
(3)Our negative basis results from distributions in excess of our investment.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
6.    Investments in Partially Owned Entities - continued
Below is a schedule of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2022	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Our share of net income (loss):
Fifth Avenue and Times Square JV (see page 26 for details):
Equity in net income	51.5%	$11,941	$12,671	$41,915	$32,314
Return on preferred equity, net of our share of the expense		9,430	9,430	27,985	27,985
		21,371	22,101	69,900	60,299
Alexander's (see page 27 for details):
Equity in net income(1)	32.4%	4,740	3,710	14,235	17,764
Management, leasing and development fees		1,170	1,085	3,352	3,622
		5,910	4,795	17,587	21,386

Partially owned office buildings(2)	Various	(4,732)	418	(8,080)	8,395

Other investments(3)	Various	1,792	(1,045)	4,368	(3,312)

		$24,341	$26,269	$83,775	$86,768
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
(3)Includes interests in Independence Plaza, Rosslyn Plaza and others.
7.    220 Central Park South ("220 CPS")
During the nine months ended September 30, 2022, we closed on the sale of one condominium unit and ancillary amenities at 220 CPS for net proceeds of $16,124,000 resulting in a financial statement net gain of $7,030,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $945,000 of income tax expense was recognized on our consolidated statements of income. From inception to September 30, 2022, we have closed on the sale of 107 units and ancillary amenities for net proceeds of $3,023,020,000 resulting in financial statement net gains of $1,124,285,000.
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
40 Fulton Street
On August 17, 2022, we entered into an agreement to sell 40 Fulton Street, a 251,000 square foot Manhattan office and retail building, for $102,000,000. We expect to close the sale in the fourth quarter of 2022 and recognize a net gain of approximately $33,000,000 after closing costs. The sale is subject to customary closing conditions. As of September 30, 2022, the $64,177,000 carrying value of the property was classified as held-for-sale and is included in "other assets" on our consolidated balance sheets.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
9.    Identified Intangible Assets and Liabilities
The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily below-market leases).

(Amounts in thousands)	Balance as of
	September 30, 2022	December 31, 2021
Identified intangible assets:
Gross amount	$237,777	$252,081
Accumulated amortization	(95,661)	(97,186)
Total, net	$142,116	$154,895
Identified intangible liabilities (included in deferred revenue):
Gross amount	$244,396	$256,065
Accumulated amortization	(206,711)	(212,245)
Total, net	$37,685	$43,820
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1,384,000 and $2,222,000 for the three months ended September 30, 2022 and 2021, respectively, and $3,788,000 and $7,939,000 for the nine months ended September 30, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2023 is below:

(Amounts in thousands)	Acquired below (above) market leases, net
2023	$5,471
2024	2,352
2025	941
2026	299
2027	(148)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1,987,000 and $2,066,000 for the three months ended September 30, 2022 and 2021, respectively, and $8,529,000 and $4,377,000 for the nine months ended September 30, 2022 and 2021, respectively. Estimated annual amortization for each of the five succeeding years commencing January 1, 2023 is below:

(Amounts in thousands)	Other identified intangible assets
2023	$7,948
2024	7,128
2025	6,077
2026	5,884
2027	5,449
10.    Debt
Secured Debt
On June 15, 2022, we completed a $480,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot building comprised of 859,000 square feet of office space and 255,000 square feet of retail space. The interest-only loan bears a rate of SOFR plus 1.65% (4.64% as of September 30, 2022) through March 2024, increasing to SOFR plus 1.85% thereafter. The interest rate on the loan was swapped to a fixed rate of 5.06% through March 2024, and 5.26% through June 2027. The loan matures in June 2027, with two one-year extension options subject to debt service coverage ratio and loan-to-value tests. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.55% and was scheduled to mature in April 2024.
On June 28, 2022, we completed a $700,000,000 refinancing of 770 Broadway, a 1.2 million square foot Class A Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.25% (4.93% as of September 30, 2022) and matures in July 2024 with three one-year extension options (July 2027 as fully extended). The interest rate on the loan was swapped to a fixed rate of 4.98% through July 2027. The loan replaces the previous $700,000,000 loan that bore interest at SOFR plus 1.86% and was scheduled to mature in July 2022.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
10.    Debt - continued
Unsecured Revolving Credit Facility
On June 30, 2022, we amended and extended one of our two revolving credit facilities. The $1.25 billion amended facility bears interest at a rate of SOFR plus 1.15% (4.18% as of September 30, 2022). The term of the facility was extended from March 2024 to December 2027, as fully extended. The facility fee is 25 basis points. On August 16, 2022, the interest rate on the $575,000,000 drawn on the facility was swapped to a fixed interest rate of 3.88% through August 2027. Our other $1.25 billion revolving credit facility matures in April 2026, as fully extended, and bears a rate of SOFR plus 1.19% with a facility fee of 25 basis points.
Unsecured Term Loan
On June 30, 2022, we extended our $800,000,000 unsecured term loan from February 2024 to December 2027. The extended loan bears interest at a rate of SOFR plus 1.30% (4.33% as of September 30, 2022) and is currently swapped to a fixed rate of 4.05%.
Interest Rate Hedging Activities
We entered into the following interest rate swap arrangements during the nine months ended September 30, 2022. See Note 14 - Fair Value Measurements for further information on our consolidated hedging instruments.

(Amounts in thousands)	Notional Amount	All-In Swapped Rate	Swap Expiration Date	Variable Rate Spread
770 Broadway mortgage loan	$700,000	4.98%	07/27	S+225
Unsecured revolving credit facility	575,000	3.88%	08/27	S+115
Unsecured term loan(1)	50,000	4.04%	08/27	S+130
Unsecured term loan (effective 10/23)	500,000	4.39%	10/26	S+130
100 West 33rd Street mortgage loan	480,000	5.06%	06/27	S+165
888 Seventh Avenue mortgage loan(2)	200,000	4.66%	09/27	L+170
____________________
(1)Together with the existing $750,000 interest rate swap arrangement expiring October 2023, the $800,000 unsecured term loan balance currently bears interest at a fixed rate of 4.05%.
(2)The remaining $83,200 amortizing mortgage loan balance bears interest at a floating rate of LIBOR plus 1.70%.
Debt Summary
Below is a summary of our consolidated debt balances as of September 30, 2022 and December 31, 2021.

(Amounts in thousands)	Weighted Average Interest Rate at September 30, 2022(1)	Balance as of
		September 30, 2022	December 31, 2021
Mortgages Payable:
Fixed rate	3.62%	$3,570,000	$2,190,000
Variable rate	4.35%	2,313,015	3,909,215
Total	3.91%	5,883,015	6,099,215
Deferred financing costs, net and other		(51,246)	(45,872)
Total, net		$5,831,769	$6,053,343
Unsecured Debt:
Senior unsecured notes	3.02%	$1,200,000	$1,200,000
Deferred financing costs, net and other		(8,678)	(10,208)
Senior unsecured notes, net		1,191,322	1,189,792

Unsecured term loan	4.05%	800,000	800,000
Deferred financing costs, net and other		(7,153)	(2,188)
Unsecured term loan, net		792,847	797,812

Unsecured revolving credit facilities	3.88%	575,000	575,000

Total, net		$2,559,169	$2,562,604
____________________
(1)Represents the interest rate in effect as of September 30, 2022 based on the appropriate reference rate as of the contractual reset date plus contractual spread, adjusted for hedging instruments, as applicable.

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
Below is a table summarizing the activity of redeemable noncontrolling partnership units.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$412,022	$654,771	$590,975	$511,747
Net income	606	2,818	6,382	6,683
Other comprehensive income	8,299	426	15,044	2,016
Distributions	(7,579)	(7,553)	(22,740)	(22,422)
Redemption of Class A units for Vornado common shares, at redemption value	(992)	(4,749)	(2,569)	(13,058)
Redeemable Class A unit measurement adjustment	(21,857)	(64,100)	(215,619)	78,848
Other, net	3,575	13,036	22,601	30,835
Ending balance	$394,074	$594,649	$394,074	$594,649
As of September 30, 2022 and December 31, 2021, the aggregate redemption value of redeemable Class A units of the Operating Partnership, which are those units held by third parties, was $390,539,000 and $587,440,000, respectively.
Redeemable noncontrolling partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities and Equity. Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $49,383,000 and $49,659,000 as of September 30, 2022 and December 31, 2021, respectively. Changes in the value from period to period, if any, are charged to “interest and debt expense” on our consolidated statements of income.
Redeemable Noncontrolling Interest in a Consolidated Subsidiary
A consolidated joint venture in which we own a 95% interest is developing Farley Office and Retail (the "Project"). During 2020, a historic tax credit investor (the "Tax Credit Investor") funded $92,400,000 of capital contributions and is expected to make additional capital contributions in future periods.
The arrangement includes a put option whereby the joint venture may be obligated to purchase the Tax Credit Investor’s ownership interest in the Project at a future date. The put price is calculated based on a pre-determined formula. As exercise of the put option is outside of the joint venture’s control, the Tax Credit Investor’s interest, together with the put option, have been recorded to “redeemable noncontrolling interest in a consolidated subsidiary” on our consolidated balance sheets. The redeemable noncontrolling interest is recorded at the greater of the carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to “additional capital” in Vornado’s consolidated statements of changes in equity and to “partners’ capital” on the consolidated balance sheets of the Operating Partnership. There was no adjustment required for the three and nine months ended September 30, 2022 and 2021.
Below is a table summarizing the activity of the redeemable noncontrolling interest in a consolidated subsidiary.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$93,987	$94,913	$97,708	$94,520
Net (loss) income	(4,759)	1,126	(8,480)	1,519
Ending balance	$89,228	$96,039	$89,228	$96,039

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
12.    Shareholders' Equity/Partners' Capital
The following table sets forth the details of our dividends/distributions per common share/Class A unit and dividends/distributions per share/unit for each class of preferred shares/units of beneficial interest.

(Per share/unit)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Shares/Units:
Common shares/Class A units held by Vornado: authorized 250,000,000 shares/units	$0.53	$0.53	$1.59	$1.59
Convertible Preferred(1):
6.5% Series A: authorized 12,902 shares/units(2)	0.8125	0.8125	2.4375	2.4375
Cumulative Redeemable Preferred(1)(3):
5.70% Series K: authorized 12,000,000 shares/units	N/A	0.3563	N/A	1.0689
5.40% Series L: authorized 13,800,000 shares/units	0.3375	0.3375	1.0125	1.0125
5.25% Series M: authorized 13,800,000 shares/units	0.3281	0.3281	0.9843	0.9843
5.25% Series N: authorized 12,000,000 shares/units	0.3281	0.3281	0.9843	0.9843
4.45% Series O: authorized 12,000,000 shares/units	0.2781	0.0278	0.8343	0.0278
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
(3)Series L preferred shares/units are redeemable at Vornado's option at a redemption price of $25.00 per share/unit, plus accrued and unpaid dividends/distributions through the date of redemption. Series M preferred shares/units are redeemable commencing December 2022, Series N preferred shares/units are redeemable commencing November 2025 and Series O preferred shares/units, are redeemable commencing September 2026. Series K preferred shares/units were redeemed on October 13, 2021.
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in accumulated other comprehensive income (loss) by component.

(Amounts in thousands)	Total	Accumulated other comprehensive income (loss) of nonconsolidated subsidiaries	Change in fair value of interest rate swaps and other	Other
For the three months ended September 30, 2022:
Balance as of June 30, 2022	$73,300	$9,897	$68,858	$(5,455)
Other comprehensive income (loss)	111,878	5,124	117,219	(10,465)
Balance as of September 30, 2022	$185,178	$15,021	$186,077	$(15,920)

For the three months ended September 30, 2021:
Balance as of June 30, 2021	$(51,437)	$(9,279)	$(45,905)	$3,747
Other comprehensive income (loss)	6,258	1,322	5,360	(424)
Balance as of September 30, 2021	$(45,179)	$(7,957)	$(40,545)	$3,323

For the nine months ended September 30, 2022:
Balance as of December 31, 2021	$(17,534)	$(4,063)	$(14,761)	$1,290
Other comprehensive income (loss)	202,712	19,084	200,838	(17,210)
Balance as of September 30, 2022	$185,178	$15,021	$186,077	$(15,920)

For the nine months ended September 30, 2021:
Balance as of December 31, 2020	$(75,099)	$(14,338)	$(66,098)	$5,337
Other comprehensive income (loss)	29,920	6,381	25,553	(2,014)
Balance as of September 30, 2021	$(45,179)	$(7,957)	$(40,545)	$3,323

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
13.    Variable Interest Entities ("VIEs")
Unconsolidated VIEs
As of September 30, 2022 and December 31, 2021, we had several unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance. We account for our investment in these entities under the equity method (see Note 6 – Investments in Partially Owned Entities). As of September 30, 2022 and December 31, 2021, the net carrying amount of our investments in these entities was $64,963,000 and $69,435,000, respectively, and our maximum exposure to loss in these entities is limited to the carrying amount of our investments.
Consolidated VIEs
Our most significant consolidated VIEs are the Operating Partnership (for Vornado), the Farley joint venture and certain properties that have noncontrolling interests. These entities are VIEs because the noncontrolling interests do not have substantive kick-out or participating rights. We consolidate these entities because we control all significant business activities.
As of September 30, 2022, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,569,514,000 and $2,378,725,000, respectively. As of December 31, 2021, the total assets and liabilities of our consolidated VIEs, excluding the Operating Partnership, were $4,564,621,000 and $2,517,652,000, respectively.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

(Amounts in thousands)	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Investments in U.S. Treasury bills (1)	$445,165	$445,165	$—	$—
Real estate fund investments	930	—	—	930
Deferred compensation plan assets ($6,434 included in restricted cash and $89,247 in other assets)	95,681	50,770	—	44,911
Loans receivable ($49,227 included in investments in partially owned entities and $4,024 in other assets)	53,251	—	—	53,251
Interest rate swaps and caps (included in other assets)	189,891	—	189,891	—
Total assets	$784,918	$495,935	$189,891	$99,092

Mandatorily redeemable instruments (included in other liabilities)	$49,383	$49,383	$—	$—
Total liabilities	$49,383	$49,383	$—	$—

(Amounts in thousands)	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Real estate fund investments	$7,730	$—	$—	$7,730
Deferred compensation plan assets ($9,104 included in restricted cash and $101,070 in other assets)	110,174	65,158	—	45,016
Loans receivable ($46,444 included in investments in partially owned entities and $3,738 in other assets)	50,182	—	—	50,182
Interest rate swaps and caps (included in other assets)	18,929	—	18,929	—
Total assets	$187,015	$65,158	$18,929	$102,928

Mandatorily redeemable instruments (included in other liabilities)	$49,659	$49,659	$—	$—
Interest rate swaps (included in other liabilities)	32,837	—	32,837	—
Total liabilities	$82,496	$49,659	$32,837	$—
____________________
(1) During the nine months ended September 30, 2022, we purchased $794,793 in U.S. Treasury bills with an aggregate par value of $800,000 and realized proceeds of $350,000 from maturing U.S. Treasury bills. As of September 30, 2022, our investments in U.S. Treasury bills have an aggregate amortized cost of $448,196 and have remaining maturities of less than one year.
Real Estate Fund Investments
As of September 30, 2022, we had two real estate fund investments with an aggregate fair value of $930,000, $275,459,000 below cost. These investments are classified as Level 3.
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

	Range		Weighted Average (based on fair value of assets)
Unobservable Quantitative Input	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Discount rates	12.0% to 13.0%	12.0% to 15.0%	12.6%	13.2%
Terminal capitalization rates	5.5% to 9.5%	5.5% to 8.8%	7.7%	7.4%
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
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Real Estate Fund Investments - continued
The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$930	$3,739	$7,730	$3,739
Previously recorded unrealized loss on exited investments	—	—	59,396	—
Realized loss on exited investments	—	—	(53,724)	—
Net unrealized loss on held investments	—	—	(6,800)	(789)
Dispositions	—	—	(5,672)	—
Purchases/additional fundings	—	—	—	789
Ending balance	$930	$3,739	$930	$3,739
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
The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$44,155	$44,855	$45,016	$39,928
Purchases	522	2,154	3,469	5,167
Sales	(504)	(1,547)	(3,291)	(2,236)
Realized and unrealized gains (losses)	574	(69)	(1,524)	2,193
Other, net	164	1,176	1,241	1,517
Ending balance	$44,911	$46,569	$44,911	$46,569
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

	Range		Weighted Average (based on fair value of investments)
Unobservable Quantitative Input	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Discount rates	6.5%	6.5%	6.5%	6.5%
Terminal capitalization rates	5.0%	5.0%	5.0%	5.0%
The table below summarizes the changes in fair value of loans receivable that are classified as Level 3.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$52,046	$48,776	$50,182	$47,743
Interest accrual	1,205	894	3,602	2,602
Paydowns	—	(300)	(533)	(975)
Ending balance	$53,251	$49,370	$53,251	$49,370

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued
Derivatives and Hedging
We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We recognize the fair values of all derivatives in "other assets" or "other liabilities" on our consolidated balance sheets. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of hedging instruments and hedged items, but will have no effect on cash flows.
The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2022 and December 31, 2021.

(Amounts in thousands)	Fair Value Asset (Liability) as of		As of September 30, 2022
	September 30, 2022	December 31, 2021	Notional Amount		All-In Swapped Rate	Swap Expiration Date
Interest rate swaps:
555 California Street mortgage loan	$53,160	$11,814	$840,000	(1)	2.26%	05/24
770 Broadway mortgage loan	32,010	—	700,000		4.98%	07/27
PENN 11 mortgage loan	28,555	6,565	500,000		2.23%	03/24
Unsecured revolving credit facility	26,759	—	575,000		3.88%	08/27
Unsecured term loan	13,706	(28,976)	800,000		4.05%	(2)
Unsecured term loan (effective October 2023)	8,864	—	500,000		4.39%	10/26
100 West 33rd Street mortgage loan	8,053	—	480,000		5.06%	06/27
888 Seventh Avenue mortgage loan	7,231	—	200,000	(3)	4.66%	09/27
4 Union Square South mortgage loan	3,960	(3,861)	100,000	(4)	3.74%	01/25
Interest rate caps:
1290 Avenue of the Americas mortgage loan	6,304	411	950,000		(5)	11/23
Various mortgage loans	1,289	139

Included in other assets	$189,891	$18,929
Included in other liabilities	$—	$32,837
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Comprised of a $750,000 interest rate swap arrangement expiring October 2023 and a $50,000 interest rate swap arrangement expiring August 2027. In September 2022, we entered into a forward swap (presented above) for $500,000 of the $800,000 unsecured term loan through October 2026, effective upon the October 2023 expiration of the $750,000 swap arrangement. Together with the existing $50,000 swap arrangement, commencing October 2023, $550,000 of the loan will bear interest at a blended fixed rate of 4.36%. The unswapped balance of the loan will bear interest at a floating rate of SOFR plus 1.30%.
(3)The remaining $83,200 amortizing mortgage loan balance bears interest at a floating rate of LIBOR plus 1.70%.
(4)Upon the sale of 33-00 Northern Boulevard in June 2022, the $100,000 corporate-level interest rate swap was reallocated and now hedges the interest rate on $100,000 of the 4 Union Square South mortgage loan through January 2025. The remaining $20,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50%. The entire $120,000 will float thereafter for the duration of the loan.
(5)LIBOR cap strike rate of 4.00%.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
14.    Fair Value Measurements - continued
Fair Value Measurements on a Nonrecurring Basis
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of September 30, 2022 and December 31, 2021.
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

(Amounts in thousands)	As of September 30, 2022			As of December 31, 2021
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Cash equivalents	$440,151		$440,000	$1,346,684		$1,347,000
Debt:
Mortgages payable	$5,883,015		$5,697,000	$6,099,215		$6,052,000
Senior unsecured notes	1,200,000		1,024,000	1,200,000		1,230,000
Unsecured term loan	800,000		800,000	800,000		800,000
Unsecured revolving credit facilities	575,000		575,000	575,000		575,000
Total	$8,458,015	(1)	$8,096,000	$8,674,215	(1)	$8,657,000
____________________
(1)Excludes $67,077 and $58,268 of deferred financing costs, net and other as of September 30, 2022 and December 31, 2021, respectively.
15.    Stock-based Compensation
We account for all equity-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation. Stock-based compensation expense, a component of "general and administrative" expense on our consolidated statements of income, was $3,886,000 and $5,510,000 for the three months ended September 30, 2022 and 2021, respectively, and $22,887,000 and $32,889,000 for the nine months ended September 30, 2022 and 2021, respectively.
16.    Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on cash and cash equivalents and restricted cash	$2,286	$67	$2,660	$207
Amortization of discount on investments in U.S. Treasury bills	1,546	—	3,403	—
Interest on loans receivable	1,396	561	3,215	1,679
Other, net	—	5	4	1,808
	$5,228	$633	$9,282	$3,694
17.    Interest and Debt Expense
The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$76,009	$57,028	$187,552	$170,938
Capitalized interest and debt expense	(4,874)	(10,739)	(12,095)	(31,785)
Amortization of deferred financing costs	5,639	4,657	16,066	13,751
	$76,774	$50,946	$191,523	$152,904

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

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Vornado	$23,298	$63,522	$131,252	$148,584
Preferred share dividends	(15,529)	(16,800)	(46,587)	(49,734)
Series K preferred share issuance costs	—	(9,033)	—	(9,033)
Net income attributable to common shareholders	7,769	37,689	84,665	89,817
Earnings allocated to unvested participating securities	(4)	(8)	(14)	(26)
Numerator for basic income per share	7,765	37,681	84,651	89,791
Impact of assumed conversion of dilutive convertible securities	—	—	(243)	—
Numerator for diluted income per share	$7,765	$37,681	$84,408	$89,791

Denominator:
Denominator for basic income per share – weighted average shares	191,793	191,577	191,756	191,508
Effect of dilutive securities(1):
Share-based payment awards	225	464	266	643
Convertible securities	—	—	20	—
Denominator for diluted income per share – weighted average shares and assumed conversions	192,018	192,041	192,042	192,151

INCOME PER COMMON SHARE - BASIC:
Net income per common share	$0.04	$0.20	$0.44	$0.47

INCOME PER COMMON SHARE - DILUTED:
Net income per common share	$0.04	$0.20	$0.44	$0.47
____________________
(1)The effect of dilutive securities excluded an aggregate of 15,983 and 13,876 weighted average common share equivalents for the three months ended September 30, 2022 and 2021, respectively, and 15,836 and 13,815 weighted average common share equivalents for the nine months ended September 30, 2022 and 2021, respectively, as their effect was anti-dilutive.

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

(Amounts in thousands, except per unit amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Vornado Realty L.P.	$23,904	$66,340	$137,634	$155,267
Preferred unit distributions	(15,558)	(16,842)	(46,673)	(49,858)
Series K preferred unit issuance costs	—	(9,033)	—	(9,033)
Net income attributable to Class A unitholders	8,346	40,465	90,961	96,376
Earnings allocated to unvested participating securities	(498)	(649)	(1,719)	(2,034)
Numerator for basic income per Class A unit	7,848	39,816	89,242	94,342
Impact of assumed conversion of dilutive convertible securities	—	—	(243)	—
Numerator for diluted income per Class A unit	$7,848	$39,816	$88,999	$94,342

Denominator:
Denominator for basic income per Class A unit – weighted average units	205,410	204,864	205,271	204,663
Effect of dilutive securities(1):
Share-based payment awards	502	839	633	953
Convertible securities	—	—	20	—
Denominator for diluted income per Class A unit – weighted average units and assumed conversions	205,912	205,703	205,924	205,616

INCOME PER CLASS A UNIT - BASIC:
Net income per Class A unit	$0.04	$0.19	$0.43	$0.46

INCOME PER CLASS A UNIT - DILUTED:
Net income per Class A unit	$0.04	$0.19	$0.43	$0.46
____________________
(1)The effect of dilutive securities excluded an aggregate of 2,089 and 214 weighted average Class A unit equivalents for the three months ended September 30, 2022 and 2021, respectively, and 1,954 and 350 weighted average Class A unit equivalents for the nine months ended September 30, 2022 and 2021, respectively, as their effect was anti-dilutive.

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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of September 30, 2022, the aggregate dollar amount of these guarantees and master leases is approximately $1,593,000,000.

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
19.    Commitments and Contingencies - continued
Other Commitments and Contingencies - continued
As of September 30, 2022, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related Companies ("Related")) is developing Farley Office and Retail. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2022, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the September 30, 2022 fair value of the Fund assets, at liquidation we would be required to make a $24,990,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of September 30, 2022, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of September 30, 2022, we have construction commitments aggregating approximately $492,000,000.
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

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Segment Information - continued
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three and nine months ended September 30, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended September 30, 2022
	Total	New York	Other
Total revenues	$457,431	$360,033	$97,398
Operating expenses	(221,596)	(182,131)	(39,465)
NOI - consolidated	235,835	177,902	57,933
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(14,766)	(8,691)	(6,075)
Add: NOI from partially owned entities	76,020	71,943	4,077
NOI at share	297,089	241,154	55,935
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,419)	(3,462)	2,043
NOI at share - cash basis	$295,670	$237,692	$57,978

(Amounts in thousands)	For the Three Months Ended September 30, 2021
	Total	New York	Other
Total revenues	$409,212	$316,643	$92,569
Operating expenses	(212,699)	(151,276)	(61,423)
NOI - consolidated	196,513	165,367	31,146
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,886)	(9,747)	(7,139)
Add: NOI from partially owned entities	75,644	73,219	2,425
NOI at share	255,271	228,839	26,432
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	1,922	783	1,139
NOI at share - cash basis	$257,193	$229,622	$27,571

(Amounts in thousands)	For the Nine Months Ended September 30, 2022
	Total	New York	Other
Total revenues	$1,353,055	$1,082,743	$270,312
Operating expenses	(660,434)	(536,238)	(124,196)
NOI - consolidated	692,621	546,505	146,116
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,100)	(32,708)	(18,392)
Add: NOI from partially owned entities	228,772	219,116	9,656
NOI at share	870,293	732,913	137,380
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,824)	(13,626)	4,802
NOI at share - cash basis	$861,469	$719,287	$142,182

(Amounts in thousands)	For the Nine Months Ended September 30, 2021
	Total	New York	Other
Total revenues	$1,168,130	$921,758	$246,372
Operating expenses	(594,598)	(468,294)	(126,304)
NOI - consolidated	573,532	453,464	120,068
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(50,221)	(26,841)	(23,380)
Add: NOI from partially owned entities	231,635	224,392	7,243
NOI at share	754,946	651,015	103,931
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,570	351	1,219
NOI at share - cash basis	$756,516	$651,366	$105,150

VORNADO REALTY TRUST AND VORNADO REALTY L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
20.    Segment Information - continued
Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three and nine months ended September 30, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$20,112	$71,765	$142,390	$175,590
Depreciation and amortization expense	134,526	100,867	370,631	285,998
General and administrative expense	29,174	25,553	102,292	100,341
Transaction related costs and other	996	9,681	4,961	10,630
Income from partially owned entities	(24,341)	(26,269)	(83,775)	(86,768)
Loss (income) from real estate fund investments	111	66	(5,421)	(5,107)
Interest and other investment income, net	(5,228)	(633)	(9,282)	(3,694)
Interest and debt expense	76,774	50,946	191,523	152,904
Net gains on disposition of wholly owned and partially owned assets	—	(10,087)	(35,384)	(35,811)
Income tax expense (benefit)	3,711	(25,376)	14,686	(20,551)
NOI from partially owned entities	76,020	75,644	228,772	231,635
NOI attributable to noncontrolling interests in consolidated subsidiaries	(14,766)	(16,886)	(51,100)	(50,221)
NOI at share	297,089	255,271	870,293	754,946
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(1,419)	1,922	(8,824)	1,570
NOI at share - cash basis	$295,670	$257,193	$861,469	$756,516

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Vornado Realty Trust

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty Trust and subsidiaries (the "Company") as of September 30, 2022, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Vornado Realty L.P.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and subsidiaries (the "Partnership") as of September 30, 2022, the related consolidated statements of income, comprehensive income, changes in equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2022

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
Currently, some of the factors are the ongoing adverse effect of the COVID-19 pandemic, the increase in interest rates and inflation on our business, financial condition, results of operations, cash flows, operating performance and the effect that these factors have had and may continue to have on our tenants, the global, national, regional and local economies and financial markets and the real estate market in general. The extent of the impact of the COVID-19 pandemic will continue to depend on future developments, including vaccination rates among the population, the efficacy and durability of vaccines against emerging variants, and governmental and tenant responses thereto, which continue to be uncertain but the impact could be material. Moreover, you are cautioned that the COVID-19 pandemic will heighten many of the risks identified in "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2022. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified in order to conform to the current year presentation.

Overview
Vornado Realty Trust (“Vornado”) is a fully-integrated real estate investment trust (“REIT”) and conducts its business through, and substantially all of its interests in properties are held by, Vornado Realty L.P. (the “Operating Partnership”), a Delaware limited partnership. Vornado is the sole general partner of and owned approximately 92.1% of the common limited partnership interest in the Operating Partnership as of September 30, 2022. All references to the “Company,” “we,” “us” and “our” mean, collectively, Vornado, the Operating Partnership and those subsidiaries consolidated by Vornado.
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
•Many of our office tenants' employees continue to work remotely or under a hybrid schedule.
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
Vornado Realty Trust
Quarter Ended September 30, 2022 Financial Results Summary
Net income attributable to common shareholders for the quarter ended September 30, 2022 was $7,769,000, or $0.04 per diluted share, compared to $37,689,000, or $0.20 per diluted share, for the prior year’s quarter. The quarters ended September 30, 2022 and 2021 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the quarter ended September 30, 2022 by $29,660,000, or $0.15 per diluted share, and increased net income attributable to common shareholders by $11,763,000, or $0.06 per diluted share, for the quarter ended September 30, 2021.
Funds from operations (“FFO”) attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2022 was $152,461,000, or $0.79 per diluted share, compared to $158,286,000, or $0.82 per diluted share, for the prior year’s quarter. FFO attributable to common shareholders plus assumed conversions for the quarters ended September 30, 2022 and 2021 include certain items that impact the comparability of period-to-period FFO, which are listed in the table on the following page. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the quarter ended September 30, 2022 by $4,889,000, or $0.02 per diluted share, and increased FFO attributable to common shareholders plus assumed conversions by $22,073,000, or $0.11 per diluted share, for the quarter ended September 30, 2021.

Overview - continued
Nine Months Ended September 30, 2022 Financial Results Summary
Net income attributable to common shareholders for the nine months ended September 30, 2022 was $84,665,000, or $0.44 per diluted share, compared to $89,817,000, or $0.47 per diluted share, for the nine months ended September 30, 2021. The nine months ended September 30, 2022 and 2021 include certain items that impact the comparability of period-to-period net income attributable to common shareholders, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to common shareholders for the nine months ended September 30, 2022 by $21,987,000, or $0.12 per diluted share, and increased net income attributable to common shareholders by $24,641,000, or $0.13 per diluted share, for the nine months ended September 30, 2021.
FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2022 was $462,463,000, or $2.39 per diluted share, compared to $430,057,000, or $2.24 per diluted share, for the nine months ended September 30, 2021. FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2022 and 2021 include certain items that impact the comparability of period-to-period FFO, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common shareholders plus assumed conversions for the nine months ended September 30, 2022 by $7,388,000, or $0.04 per diluted share, and increased FFO attributable to common shareholders by $36,324,000, or $0.19 per diluted share for the nine months ended September 30, 2021.
The following table reconciles the difference between our net income attributable to common shareholders and our net income attributable to common shareholders, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Certain expense (income) items that impact net income attributable to common shareholders:
Hotel Pennsylvania loss	$26,613	$6,492	$44,473	$20,474
Deferred tax liability on our investment in Farley Office and Retail (held through a taxable REIT subsidiary)	3,776	1,688	10,183	1,688
Tax benefit recognized by our taxable REIT subsidiaries	—	(27,910)	—	(27,910)
After-tax net gain on sale of 220 Central Park South ("220 CPS") condominium unit(s) and ancillary amenities	—	(8,815)	(6,085)	(31,023)
Net gain on sale of the Center Building (33-00 Northern Boulevard, Long Island City, NY)	—	—	(15,213)	—
Refund of New York City transfer taxes related to the April 2019 transfer to Fifth Avenue and Times Square JV	—	—	(13,613)	—
Other	1,477	15,664	4,137	10,090
	31,866	(12,881)	23,882	(26,681)
Noncontrolling interests' share of above adjustments	(2,206)	1,118	(1,895)	2,040
Total of certain expense (income) items that impact net income attributable to common shareholders	$29,660	$(11,763)	$21,987	$(24,641)
The following table reconciles the difference between our FFO attributable to common shareholders plus assumed conversions and our FFO attributable to common shareholders plus assumed conversions, as adjusted:

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions:
Deferred tax liability on our investment in Farley Office and Retail (held through a taxable REIT subsidiary)	$3,776	$1,688	$10,183	$1,688
Tax benefit recognized by our taxable REIT subsidiaries	—	(27,910)	—	(27,910)
After-tax net gain on sale of 220 CPS condominium unit(s) and ancillary amenities	—	(8,815)	(6,085)	(31,023)
Other	1,477	11,394	3,840	18,698
	5,253	(23,643)	7,938	(38,547)
Noncontrolling interests' share of above adjustments	(364)	1,570	(550)	2,223
Total of certain expense (income) items that impact FFO attributable to common shareholders plus assumed conversions, net	$4,889	$(22,073)	$7,388	$(36,324)

Overview - continued

Same Store Net Operating Income (“NOI”) At Share
The percentage increase (decrease) in same store NOI at share and same store NOI at share - cash basis of our New York segment, theMART and 555 California Street are below.

	Total	New York	theMART(1)	555 California Street
Same store NOI at share % increase (decrease)
Three months ended September 30, 2022 compared to September 30, 2021	11.7%	(0.8)%	456.2%	1.3%
Nine months ended September 30, 2022 compared to September 30, 2021	7.4%	3.0%	76.1%	3.5%
Same store NOI at share - cash basis % increase
Three months ended September 30, 2022 compared to September 30, 2021	13.8%	1.1%	325.8%	16.7%
Nine months ended September 30, 2022 compared to September 30, 2021	9.4%	4.6%	71.3%	12.2%
____________________
(1)Primarily due to (i) prior period accrual adjustments recorded in the third quarter of each year related to changes in the tax-assessed value of theMART and (ii) an increase in tradeshow activity in the third quarter of 2022.
Calculations of same store NOI at share, reconciliations of our net income to NOI at share, NOI at share - cash basis and FFO and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dispositions
220 CPS
During the nine months ended September 30, 2022, we closed on the sale of one condominium unit and ancillary amenities at 220 CPS for net proceeds of $16,124,000 resulting in a financial statement net gain of $7,030,000 which is included in "net gains on disposition of wholly owned and partially owned assets" on our consolidated statements of income. In connection with these sales, $945,000 of income tax expense was recognized on our consolidated statements of income. From inception to September 30, 2022, we have closed on the sale of 107 units and ancillary amenities for net proceeds of $3,023,020,000 resulting in financial statement net gains of $1,124,285,000.
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
40 Fulton Street
On August 17, 2022, we entered into an agreement to sell 40 Fulton Street, a 251,000 square foot Manhattan office and retail building, for $102,000,000. We expect to close the sale in the fourth quarter of 2022 and recognize a net gain of approximately $33,000,000 after closing costs. The sale is subject to customary closing conditions. As of September 30, 2022, the $64,177,000 carrying value of the property was classified as held-for-sale and is included in "other assets" on our consolidated balance sheets.
Financings
100 West 33rd Street
On June 15, 2022, we completed a $480,000,000 refinancing of 100 West 33rd Street, a 1.1 million square foot building comprised of 859,000 square feet of office space and 255,000 square feet of retail space. The interest-only loan bears a rate of SOFR plus 1.65% (4.64% as of September 30, 2022) through March 2024, increasing to SOFR plus 1.85% thereafter. The interest rate on the loan was swapped to a fixed rate of 5.06% through March 2024, and 5.26% through June 2027. The loan matures in June 2027, with two one-year extension options subject to debt service coverage ratio and loan-to-value tests. The loan replaces the previous $580,000,000 loan that bore interest at LIBOR plus 1.55% and was scheduled to mature in April 2024.

Overview - continued

Financings - continued
770 Broadway
On June 28, 2022, we completed a $700,000,000 refinancing of 770 Broadway, a 1.2 million square foot Class A Manhattan office building. The interest-only loan bears a rate of SOFR plus 2.25% (4.93% as of September 30, 2022) and matures in July 2024 with three one-year extension options (July 2027 as fully extended). The interest rate on the loan was swapped to a fixed rate of 4.98% through July 2027. The loan replaces the previous $700,000,000 loan that bore interest at SOFR plus 1.86% and was scheduled to mature in July 2022.
Unsecured Revolving Credit Facility
On June 30, 2022, we amended and extended one of our two revolving credit facilities. The $1.25 billion amended facility bears interest at a rate of SOFR plus 1.15% (4.18% as of September 30, 2022). The term of the facility was extended from March 2024 to December 2027, as fully extended. The facility fee is 25 basis points. On August 16, 2022, the interest rate on the $575,000,000 drawn on the facility was swapped to a fixed interest rate of 3.88% through August 2027. Our other $1.25 billion revolving credit facility matures in April 2026, as fully extended, and bears a rate of SOFR plus 1.19% with a facility fee of 25 basis points.
Unsecured Term Loan
On June 30, 2022, we extended our $800,000,000 unsecured term loan from February 2024 to December 2027. The extended loan bears interest at a rate of SOFR plus 1.30% (4.33% as of September 30, 2022) and is currently swapped to a fixed rate of 4.05%.
330 West 34th Street land owner joint venture
On August 18, 2022, the joint venture that owns the fee interest in the 330 West 34th Street land, in which we have a 34.8% interest, completed a $100,000,000 refinancing. The interest-only loan bears interest at a fixed rate of 4.55% and matures in September 2032. In connection with the refinancing, we realized net proceeds of $10,500,000. The loan replaces the previous $50,150,000 loan that bore interest at a fixed rate of 5.71%.
Interest Rate Hedging Activities
We entered into the following interest rate swap arrangements during the nine months ended September 30, 2022. See Note 14 - Fair Value Measurements in Part I, Item I of this Quarterly Report on Form 10-Q for further information on our consolidated hedging instruments.

(Amounts in thousands)	Notional Amount	All-In Swapped Rate	Swap Expiration Date	Variable Rate Spread
770 Broadway mortgage loan	$700,000	4.98%	07/27	S+225
Unsecured revolving credit facility	575,000	3.88%	08/27	S+115
Unsecured term loan(1)	50,000	4.04%	08/27	S+130
Unsecured term loan (effective 10/23)	500,000	4.39%	10/26	S+130
100 West 33rd Street mortgage loan	480,000	5.06%	06/27	S+165
888 Seventh Avenue mortgage loan(2)	200,000	4.66%	09/27	L+170
____________________
(1)Together with the existing $750,000 interest rate swap arrangement expiring October 2023, the $800,000 unsecured term loan balance currently bears interest at a fixed rate of 4.05%.
(2)The remaining $83,200 amortizing mortgage loan balance bears interest at a floating rate of LIBOR plus 1.70%.

Overview - continued

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
For the Three Months Ended September 30, 2022
•167,000 square feet of New York Office space (140,000 square feet at share) at an initial rent of $88.99 per square foot and a weighted average lease term of 5.8 years. The changes in the GAAP and cash mark-to-market rent on the 101,000 square feet of second generation space were positive 7.2% and positive 1.8%, respectively. Tenant improvements and leasing commissions were $16.21 per square foot per annum, or 18.2% of initial rent.
•62,000 square feet of New York Retail space (57,000 square feet at share) at an initial rent of $242.89 per square foot and a weighted average lease term of 10.5 years. The changes in the GAAP and cash mark-to-market rent on the 36,000 square feet of second generation space were negative 55.8% and negative 49.3%, respectively. Tenant improvements and leasing commissions were $17.96 per square foot per annum, or 7.4% of initial rent.
•67,000 square feet at theMART (all at share) at an initial rent of $52.20 per square foot and a weighted average lease term of 7.3 years. The changes in the GAAP and cash mark-to-market rent on the 38,000 square feet of second generation space were negative 3.1% and negative 7.4%, respectively. Tenant improvements and leasing commissions were $11.64 per square foot per annum, or 22.3% of initial rent.
•154,000 square feet at 555 California (108,000 square feet at share) at an initial rent of $98.20 per square foot and a weighted average lease term of 5.6 years. The changes in the GAAP and cash mark-to-market rent on the 101,000 square feet of second generation space were positive 16.0% and positive 11.9%, respectively. Tenant improvements and leasing commissions were $4.73 per square foot per annum, or 4.8% of initial rent.
For the Nine Months Ended September 30, 2022
•740,000 square feet of New York Office space (607,000 square feet at share) at an initial rent of $84.49 per square foot and a weighted average lease term of 9.2 years. The changes in the GAAP and cash mark-to-market rent on the 362,000 square feet of second generation space were positive 6.2% and positive 3.9%, respectively. Tenant improvements and leasing commissions were $12.09 per square foot per annum, or 14.3% of initial rent.
•90,000 square feet of New York Retail space (85,000 square feet at share) at an initial rent of $262.88 per square foot and a weighted average lease term of 11.6 years. The changes in the GAAP and cash mark-to-market rent on the 42,000 square feet of second generation space were negative 38.3% and negative 34.2%, respectively. Tenant improvements and leasing commissions were $21.82 per square foot per annum, or 8.3% of initial rent.
•275,000 square feet at theMART (all at share) at an initial rent of $51.78 per square foot and a weighted average lease term of 7.2 years. The changes in the GAAP and cash mark-to-market rent on the 221,000 square feet of second generation space were negative 4.5% and negative 4.6%, respectively. Tenant improvements and leasing commissions were $10.88 per square foot per annum, or 21.0% of initial rent.
•210,000 square feet at 555 California (147,000 square feet at share) at an initial rent of $96.40 per square foot and a weighted average lease term of 5.9 years. The changes in the GAAP and cash mark-to-market rent on the 135,000 square feet of second generation space were positive 24.3% and positive 13.6%, respectively. Tenant improvements and leasing commissions were $7.15 per square foot per annum, or 7.4% of initial rent.

Overview - continued

Square Footage (in service) and Occupancy as of September 30, 2022

(Square feet in thousands)			Square Feet (in service)
	Number of Properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	31	(1)	18,970	16,275	91.8%
Retail (includes retail properties that are in the base of our office properties)	58	(1)	2,307	1,867	74.4%
Residential - 1,983 units(2)	7	(1)	1,511	778	96.8%	(2)
Alexander's	6		2,241	726	96.3%	(2)
			25,029	19,646	90.3%
Other:
theMART	4		3,637	3,628	87.3%
555 California Street	3		1,819	1,273	94.7%
Other	11		2,532	1,197	92.7%
			7,988	6,098

Total square feet as of September 30, 2022			33,017	25,744
____________________
See notes below.

Square Footage (in service) and Occupancy as of December 31, 2021

(Square feet in thousands)			Square Feet (in service)
	Number of properties		Total Portfolio	Our Share	Occupancy %
New York:
Office	32	(1)	19,442	16,757	92.2%
Retail (includes retail properties that are in the base of our office properties)	60	(1)	2,267	1,825	80.7%
Residential - 1,986 units(2)	8	(1)	1,518	785	97.0%	(2)
Alexander's	6		2,218	719	95.6%	(2)
			25,445	20,086	91.3%
Other:
theMART	4		3,692	3,683	88.9%
555 California Street	3		1,818	1,273	93.8%
Other	11		2,489	1,154	92.8%
			7,999	6,110

Total square feet as of December 31, 2021			33,444	26,196
____________________
(1)Reflects the Office, Retail and Residential space within our 73 and 76 total New York properties as of September 30, 2022 and December 31, 2021, respectively.
(2)The Alexander Apartment Tower (312 units) is reflected in Residential unit count and occupancy.
Critical Accounting Estimates
A summary of our critical accounting policies and estimates used in the preparation of our consolidated financial statements is included in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. For the nine months ended September 30, 2022, there were no material changes to these policies.
Recently Issued Accounting Literature
Refer to Note 3 - Recently Issued Accounting Literature to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

NOI At Share by Segment for the Three Months Ended September 30, 2022 and 2021
NOI at share represents total revenues less operating expenses including our share of partially owned entities. NOI at share - cash basis represents NOI at share adjusted to exclude straight-line rental income and expense, amortization of acquired below and above market leases, net and other non-cash adjustments. We consider NOI at share - cash basis to be the primary non-GAAP financial measure for making decisions and assessing the unlevered performance of our segments as it relates to the total return on assets as opposed to the levered return on equity. As properties are bought and sold based on NOI at share - cash basis, we utilize this measure to make investment decisions as well as to compare the performance of our assets to that of our peers. NOI at share and NOI at share - cash basis should not be considered alternatives to net income or cash flow from operations and may not be comparable to similarly titled measures employed by other companies.
Below is a summary of NOI at share and NOI at share - cash basis by segment for the three months ended September 30, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended September 30, 2022
	Total	New York	Other
Total revenues	$457,431	$360,033	$97,398
Operating expenses	(221,596)	(182,131)	(39,465)
NOI - consolidated	235,835	177,902	57,933
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(14,766)	(8,691)	(6,075)
Add: NOI from partially owned entities	76,020	71,943	4,077
NOI at share	297,089	241,154	55,935
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	(1,419)	(3,462)	2,043
NOI at share - cash basis	$295,670	$237,692	$57,978

(Amounts in thousands)	For the Three Months Ended September 30, 2021
	Total	New York	Other
Total revenues	$409,212	$316,643	$92,569
Operating expenses	(212,699)	(151,276)	(61,423)
NOI - consolidated	196,513	165,367	31,146
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(16,886)	(9,747)	(7,139)
Add: NOI from partially owned entities	75,644	73,219	2,425
NOI at share	255,271	228,839	26,432
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net, and other	1,922	783	1,139
NOI at share - cash basis	$257,193	$229,622	$27,571

NOI At Share by Segment for the Three Months Ended September 30, 2022 and 2021 - continued
The elements of our New York and Other NOI at share for the three months ended September 30, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2022	2021
New York:
Office	$174,790	$166,553
Retail	52,127	49,083
Residential	4,598	4,194
Alexander's	9,639	9,009
Total New York	241,154	228,839

Other:
theMART(1)	35,769	6,431
555 California Street	16,092	16,128
Other investments	4,074	3,873
Total Other	55,935	26,432

NOI at share	$297,089	$255,271
___________________
See note below.

The elements of our New York and Other NOI at share - cash basis for the three months ended September 30, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Three Months Ended September 30,
	2022	2021
New York:
Office	$174,606	$170,521
Retail	48,096	45,175
Residential	4,556	4,136
Alexander's	10,434	9,790
Total New York	237,692	229,622

Other:
theMART(1)	36,772	8,635
555 California Street	16,926	14,745
Other investments	4,280	4,191
Total Other	57,978	27,571

NOI at share - cash basis	$295,670	$257,193
___________________
(1)Increase primarily due to (i) prior period accrual adjustments recorded in the third quarter of each year related to changes in the tax-assessed value of theMART and (ii) an increase in tradeshow activity in the third quarter of 2022.

Reconciliation of Net Income to NOI At Share and NOI At Share - Cash Basis for the Three Months Ended September 30, 2022 and 2021

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the three months ended September 30, 2022 and 2021.

(Amounts in thousands)	For the Three Months Ended September 30,
	2022	2021
Net income	$20,112	$71,765
Depreciation and amortization expense	134,526	100,867
General and administrative expense	29,174	25,553
Transaction related costs and other	996	9,681
Income from partially owned entities	(24,341)	(26,269)
Loss from real estate fund investments	111	66
Interest and other investment income, net	(5,228)	(633)
Interest and debt expense	76,774	50,946
Net gains on disposition of wholly owned and partially owned assets	—	(10,087)
Income tax expense (benefit)	3,711	(25,376)
NOI from partially owned entities	76,020	75,644
NOI attributable to noncontrolling interests in consolidated subsidiaries	(14,766)	(16,886)
NOI at share	297,089	255,271
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(1,419)	1,922
NOI at share - cash basis	$295,670	$257,193
NOI At Share by Region

	For the Three Months Ended September 30,
	2022	2021
Region:
New York City metropolitan area	82%	91%
Chicago, IL	13%	3%
San Francisco, CA	5%	6%
	100%	100%

Results of Operations – Three Months Ended September 30, 2022 Compared to September 30, 2021

Revenues
Our revenues were $457,431,000 for the three months ended September 30, 2022 compared to $409,212,000 for the prior year’s quarter, an increase of $48,219,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
(Decrease) increase due to:
Rental revenues:
Acquisitions, dispositions and other	$(2,539)	$(2,539)	$—
Development and redevelopment	23,192	23,192	—
Trade shows	6,049	—	6,049
Same store operations	13,239	15,916	(2,677)
	39,941	36,569	3,372
Fee and other income:
BMS cleaning fees	4,235	4,741	(506)
Management and leasing fees	23	(85)	108
Other income	4,020	2,165	1,855
	8,278	6,821	1,457

Total increase in revenues	$48,219	$43,390	$4,829

Expenses
Our expenses were $385,692,000 for the three months ended September 30, 2022, compared to $349,599,000 for the prior year’s quarter, an increase of $36,093,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Other
(Decrease) increase due to:
Operating:
Acquisitions, dispositions and other	$(618)	$(618)		$—
Development and redevelopment	9,735	9,488		247
Non-reimbursable expenses	7,560	7,794		(234)
Trade shows	(291)	—		(291)
BMS expenses	3,739	4,246		(507)
Same store operations	(11,228)	9,945		(21,173)
	8,897	30,855		(21,958)
Depreciation and amortization:
Acquisitions, dispositions and other	20,868	20,868		—
Development and redevelopment	13,654	13,654		—
Same store operations	(863)	(1,061)		198
	33,659	33,461		198

General and administrative	3,621	463		3,158

Benefit from deferred compensation plan liability	(1,399)	—		(1,399)

Transaction related costs and other	(8,685)	(7,769)	(1)	(916)

Total increase (decrease) in expenses	$36,093	$57,010		$(20,917)
______________________
(1)Primarily non-cash impairment losses for the three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue, New York sold in the third quarter of 2021.

Results of Operations – Three Months Ended September 30, 2022 Compared to September 30, 2021 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2022	For the Three Months Ended September 30,
		2022	2021
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$11,941	$12,671
Return on preferred equity, net of our share of the expense		9,430	9,430
		21,371	22,101
Alexander's	32.4%	5,910	4,795
Partially owned office buildings(1)	Various	(4,732)	418
Other investments(2)	Various	1,792	(1,045)
		$24,341	$26,269
____________________
(1)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(2)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Loss from Real Estate Fund Investments
Below is a summary of loss from the Fund and the Crowne Plaza joint venture.

(Amounts in thousands)	For the Three Months Ended September 30,
	2022	2021
Net investment loss	$(111)	$(66)
Loss from real estate fund investments	(111)	(66)
Less loss attributable to noncontrolling interests in consolidated subsidiaries	312	360
Income from real estate fund investments, net of noncontrolling interests in consolidated subsidiaries	$201	$294
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Three Months Ended September 30,
	2022	2021
Interest on cash and cash equivalents and restricted cash	$2,286	$67
Amortization of discount on investments in U.S. Treasury bills	1,546	—
Interest on loans receivable	1,396	561
Other, net	—	5
	$5,228	$633
Interest and Debt Expense
Interest and debt expense for the three months ended September 30, 2022 was $76,774,000 compared to $50,946,000 for the prior year’s quarter, an increase of $25,828,000. This was primarily due to (i) $19,913,000 of higher interest expense resulting from higher average interest rates on our variable rate loans and (ii) $5,865,000 of lower capitalized interest and debt expense.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets for the three months ended September 30, 2021 of $10,087,000 consists of a net gain from the sale of a condominium unit at 220 CPS.
Income Tax (Expense) Benefit
Income tax expense for the three months ended September 30, 2022 was $3,711,000 compared to a benefit of $25,376,000 for the prior year’s quarter, an increase in expense of $29,087,000. This was primarily due to a $27,910,000 tax benefit recognized by our taxable REIT subsidiaries in 2021.

Results of Operations – Three Months Ended September 30, 2022 Compared to September 30, 2021 - continued
Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net loss attributable to noncontrolling interests in consolidated subsidiaries was $3,792,000 for the three months ended September 30, 2022, compared to net income of $5,425,000 for the prior year’s quarter, a decrease in income of $9,217,000. This resulted primarily from a decrease in net income subject to allocation to the noncontrolling interests of our non-wholly owned consolidated subsidiaries.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $606,000 for the three months ended September 30, 2022, compared to $2,818,000 for the prior year’s quarter, a decrease of $2,212,000. This resulted primarily from lower net income subject to allocation to unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $15,529,000 for the three months ended September 30, 2022, compared to $16,800,000 for the prior year’s quarter, a decrease of $1,271,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $15,558,000 for the three months ended September 30, 2022, compared to $16,842,000 for the prior year’s quarter, a decrease of $1,284,000.
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
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2022 compared to September 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the three months ended September 30, 2022	$297,089	$241,154	$35,769	$16,092	$4,074
Less NOI at share from:
Change in ownership interest in One Park Avenue	(2,106)	(2,106)	—	—	—
Dispositions	(88)	(88)	—	—	—
Development properties	(22,914)	(22,914)	—	—	—
Other non-same store income, net	(6,149)	(2,075)	—	—	(4,074)
Same store NOI at share for the three months ended September 30, 2022	$265,832	$213,971	$35,769	$16,092	$—

NOI at share for the three months ended September 30, 2021	$255,271	$228,839	$6,431	$16,128	$3,873
Less NOI at share from:
Dispositions	(2,754)	(2,754)	—	—	—
Development properties	(6,302)	(6,055)	—	(247)	—
Other non-same store income, net	(8,198)	(4,325)	—	—	(3,873)
Same store NOI at share for the three months ended September 30, 2021	$238,017	$215,705	$6,431	$15,881	$—

Increase (decrease) in same store NOI at share	$27,815	$(1,734)	$29,338	$211	$—

% increase (decrease) in same store NOI at share	11.7%	(0.8)%	456.2%	1.3%	0.0%

Results of Operations – Three Months Ended September 30, 2022 Compared to September 30, 2021 - continued
Same Store Net Operating Income At Share - continued
Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the three months ended September 30, 2022 compared to September 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the three months ended September 30, 2022	$295,670	$237,692	$36,772	$16,926	$4,280
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(1,502)	(1,502)	—	—	—
Dispositions	(88)	(88)	—	—	—
Development properties	(15,796)	(15,796)	—	—	—
Other non-same store income, net	(6,573)	(2,293)	—	—	(4,280)
Same store NOI at share - cash basis for the three months ended September 30, 2022	$271,711	$218,013	$36,772	$16,926	$—

NOI at share - cash basis for the three months ended September 30, 2021	$257,193	$229,622	$8,635	$14,745	$4,191
Less NOI at share - cash basis from:
Dispositions	(3,436)	(3,436)	—	—	—
Development properties	(6,852)	(6,605)	—	(247)	—
Other non-same store income, net	(8,064)	(3,873)	—	—	(4,191)
Same store NOI at share - cash basis for the three months ended September 30, 2021	$238,841	$215,708	$8,635	$14,498	$—

Increase in same store NOI at share - cash basis	$32,870	$2,305	$28,137	$2,428	$—

% increase in same store NOI at share - cash basis	13.8%	1.1%	325.8%	16.7%	0.0%

NOI At Share by Segment for the Nine Months Ended September 30, 2022 and 2021
Below is a summary of NOI at share and NOI at share - cash basis by segment for the nine months ended September 30, 2022 and 2021.

(Amounts in thousands)	For the Nine Months Ended September 30, 2022
	Total	New York	Other
Total revenues	$1,353,055	$1,082,743	$270,312
Operating expenses	(660,434)	(536,238)	(124,196)
NOI - consolidated	692,621	546,505	146,116
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,100)	(32,708)	(18,392)
Add: NOI from partially owned entities	228,772	219,116	9,656
NOI at share	870,293	732,913	137,380
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,824)	(13,626)	4,802
NOI at share - cash basis	$861,469	$719,287	$142,182

(Amounts in thousands)	For the Nine Months Ended September 30, 2021
	Total	New York	Other
Total revenues	$1,168,130	$921,758	$246,372
Operating expenses	(594,598)	(468,294)	(126,304)
NOI - consolidated	573,532	453,464	120,068
Deduct: NOI attributable to noncontrolling interests in consolidated subsidiaries	(50,221)	(26,841)	(23,380)
Add: NOI from partially owned entities	231,635	224,392	7,243
NOI at share	754,946	651,015	103,931
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	1,570	351	1,219
NOI at share - cash basis	$756,516	$651,366	$105,150

NOI At Share by Segment for the Nine Months Ended September 30, 2022 and 2021 - continued
The elements of our New York and Other NOI at share for the nine months ended September 30, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
New York:
Office	$534,641	$497,238
Retail	155,670	124,998
Residential	14,622	12,889
Alexander's	27,980	28,567
Hotel Pennsylvania(1)	—	(12,677)
Total New York	732,913	651,015

Other:
theMART(2)	75,630	42,950
555 California Street	49,051	48,230
Other investments	12,699	12,751
Total Other	137,380	103,931

NOI at share	$870,293	$754,946
___________________
See notes below.
The elements of our New York and Other NOI at share - cash basis for the nine months ended September 30, 2022 and 2021 are summarized below.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
New York:
Office	$532,759	$504,939
Retail	142,678	116,265
Residential	13,554	11,898
Alexander's	30,296	30,987
Hotel Pennsylvania(1)	—	(12,723)
Total New York	719,287	651,366

Other:
theMART(2)	78,749	45,976
555 California Street	50,141	45,552
Other investments	13,292	13,622
Total Other	142,182	105,150

NOI at share - cash basis	$861,469	$756,516
___________________
(1)On April 5, 2021, we permanently closed the Hotel Pennsylvania. Beginning in the third quarter of 2021, we commenced capitalization of carrying costs in connection with our development of the future PENN 15 (formerly Hotel Pennsylvania) site.
(2)Increase primarily due to (i) prior period accrual adjustments recorded in the third quarter of each year related to changes in the tax-assessed value of theMART and (ii) an increase in tradeshow activity in the third quarter of 2022.

Reconciliation of Net Income to NOI At Share and NOI at share - cash basis for the Nine Months Ended September 30, 2022 and 2021

Below is a reconciliation of net income to NOI at share and NOI at share - cash basis for the nine months ended September 30, 2022 and 2021.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
Net income	$142,390	$175,590
Depreciation and amortization expense	370,631	285,998
General and administrative expense	102,292	100,341
Transaction related costs and other	4,961	10,630
Income from partially owned entities	(83,775)	(86,768)
Income from real estate fund investments	(5,421)	(5,107)
Interest and other investment income, net	(9,282)	(3,694)
Interest and debt expense	191,523	152,904
Net gains on disposition of wholly owned and partially owned assets	(35,384)	(35,811)
Income tax expense (benefit)	14,686	(20,551)
NOI from partially owned entities	228,772	231,635
NOI attributable to noncontrolling interests in consolidated subsidiaries	(51,100)	(50,221)
NOI at share	870,293	754,946
Non-cash adjustments for straight-line rents, amortization of acquired below-market leases, net and other	(8,824)	1,570
NOI at share - cash basis	$861,469	$756,516
NOI At Share by Region

	For the Nine Months Ended September 30,
	2022	2021
Region:
New York City metropolitan area	85%	88%
Chicago, IL	9%	6%
San Francisco, CA	6%	6%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2022 Compared to September 30, 2021

Revenues
Our revenues were $1,353,055,000 for the nine months ended September 30, 2022, compared to $1,168,130,000 for the prior year’s nine months, an increase of $184,925,000. Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Other
Increase (decrease) due to:
Rental revenues:
Acquisitions, dispositions and other	$12,286	$12,286	$—
Development and redevelopment	68,281	68,281	—
Trade shows(1)	17,035	—	17,035
Same store operations	65,903	63,306	2,597
	163,505	143,873	19,632
Fee and other income:
BMS cleaning fees	14,365	16,110	(1,745)
Management and leasing fees	(2,784)	(2,717)	(67)
Other income	9,839	3,719	6,120
	21,420	17,112	4,308

Total increase in revenues	$184,925	$160,985	$23,940
_______________
See notes below.

Expenses
Our expenses were $1,128,180,000 for the nine months ended September 30, 2022, compared to $998,989,000 for the prior year’s nine months, an increase of $129,191,000. Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$3,495	$3,495		$—
Development and redevelopment	24,046	23,198		848
Non-reimbursable expenses	21,254	23,140		(1,886)
Trade shows(1)	5,359	—		5,359
Hotel Pennsylvania(2)	(13,702)	(13,702)		—
BMS expenses	14,085	15,830		(1,745)
Same store operations	11,299	15,983		(4,684)
	65,836	67,944		(2,108)
Depreciation and amortization:
Acquisitions, dispositions and other	45,159	45,159		—
Development and redevelopment	38,622	38,622		—
Same store operations	852	(1,052)		1,904
	84,633	82,729		1,904

General and administrative	1,951	(1,337)		3,288

Benefit from deferred compensation plan liability	(17,560)	—		(17,560)

Transaction related costs and other	(5,669)	(6,390)	(3)	721

Total increase (decrease) in expenses	$129,191	$142,946		$(13,755)
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
(3)Primarily non-cash impairment losses for the three Manhattan retail properties located at 677-679, 759-771 and 828-850 Madison Avenue, New York sold in the third quarter of 2021.

Results of Operations – Nine Months Ended September 30, 2022 Compared to September 30, 2021 - continued
Income from Partially Owned Entities
Below are the components of income from partially owned entities.

(Amounts in thousands)	Percentage Ownership at September 30, 2022	For the Nine Months Ended September 30,
		2022	2021
Our share of net income (loss):
Fifth Avenue and Times Square JV:
Equity in net income	51.5%	$41,915	$32,314
Return on preferred equity, net of our share of the expense		27,985	27,985
		69,900	60,299
Alexander's(1)	32.4%	17,587	21,386
Partially owned office buildings(2)	Various	(8,080)	8,395
Other investments(3)	Various	4,368	(3,312)
		$83,775	$86,768
_____________________
(1)2021 includes our $2,956 share of the net gain on the sale of a land parcel in the Bronx, New York.
(2)Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue (consolidated from August 5, 2021), 7 West 34th Street, 512 West 22nd Street, 61 Ninth Avenue, 85 Tenth Avenue and others.
(3)Includes interests in Independence Plaza, Rosslyn Plaza and others.
Income from Real Estate Fund Investments
Below is a summary of income from the Fund and the Crowne Plaza joint venture.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
Previously recorded unrealized loss on exited investments	$59,396	$—
Realized loss on exited investments	(53,724)	—
Net unrealized loss on held investments	(6,800)	(789)
Net investment income	6,549	5,896
Income from real estate fund investments	5,421	5,107
Less income attributable to noncontrolling interests in consolidated subsidiaries	(3,287)	(2,914)
Income from real estate fund investments, net of noncontrolling interests in consolidated subsidiaries	$2,134	$2,193
Interest and Other Investment Income, Net
The following table sets forth the details of interest and other investment income, net.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2022	2021
Amortization of discount on investments in U.S. Treasury bills	$3,403	$—
Interest on loans receivable	3,215	1,679
Interest on cash and cash equivalents and restricted cash	2,660	207
Other, net	4	1,808
	$9,282	$3,694

Results of Operations – Nine Months Ended September 30, 2022 Compared to September 30, 2021 - continued
Interest and Debt Expense
Interest and debt expense was $191,523,000 for the nine months ended September 30, 2022, compared to $152,904,000 for the prior year’s nine months, an increase of $38,619,000. This was primarily due to (i) $25,692,000 of higher interest expense resulting from higher average interest rates on our variable rate loans, and (ii) $19,690,000 of lower capitalized interest and debt expense, partially offset by (iii) $5,700,000 of lower interest expense in connection with the refinancing of 1290 Avenue of the Americas.
Net Gains on Disposition of Wholly Owned and Partially Owned Assets
Net gains on disposition of wholly owned and partially owned assets of $35,384,000 for the nine months ended September 30, 2022, primarily consists of (i) $15,213,000 from the sale of the Center Building located at 33-00 Northern Boulevard in Long Island City, New York, (ii) $13,613,000 from the refund of New York City real property transfer tax paid in connection with the April 2019 Fifth Avenue and Times Square JV transaction and (iii) $7,030,000 from the sale of one condominium unit and ancillary amenities at 220 CPS. Net gains on disposition of wholly owned and partially owned assets of $35,811,000 for the nine months ended September 30, 2021, primarily consists of net gains from the sale of condominium units and ancillary amenities at 220 CPS.
Income Tax (Expense) Benefit
Income tax expense for the nine months ended September 30, 2022 was $14,686,000 compared to a benefit of $20,551,000 for the prior year’s nine months, an increase in expense of $35,237,000. This was primarily due to (i) an increase in the deferred tax liability on our investment in Farley Office and Retail in 2022 and (ii) higher tax benefit recognized by our taxable REIT subsidiaries in 2021, partially offset by (iii) lower income tax expense from the sale of 220 CPS condominium units in 2022.
Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries
Net income attributable to noncontrolling interests in consolidated subsidiaries was $4,756,000 for the nine months ended September 30, 2022, compared to $20,323,000 for the prior year’s nine months, a decrease of $15,567,000. This resulted primarily from a decrease in net income subject to allocation to the noncontrolling interests of our non-wholly owned consolidated subsidiaries.
Net Income Attributable to Noncontrolling Interests in the Operating Partnership (Vornado Realty Trust)
Net income attributable to noncontrolling interests in the Operating Partnership was $6,382,000 for the nine months ended September 30, 2022, compared to $6,683,000 for the prior year’s nine months, a decrease of $301,000. This resulted primarily from lower net income subject to allocation to Class A unitholders.
Preferred Share Dividends of Vornado Realty Trust
Preferred share dividends were $46,587,000 for the nine months ended September 30, 2022, compared to $49,734,000 for the prior year’s nine months, a decrease of $3,147,000.
Preferred Unit Distributions of Vornado Realty L.P.
Preferred unit distributions were $46,673,000 for the nine months ended September 30, 2022, compared to $49,858,000 for the prior year’s nine months, a decrease of $3,185,000.
Preferred Share/Unit Issuance Costs
Preferred share/unit issuance costs for the nine months ended September 30, 2021 were $9,033,000 representing the previously capitalized issuance costs which were expensed upon calling for redemption of all the outstanding Series K cumulative redeemable preferred shares/units in September 2021.

Results of Operations – Nine Months Ended September 30, 2022 Compared to September 30, 2021 - continued
Same Store Net Operating Income At Share
Below are reconciliations of NOI at share to same store NOI at share for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2022 compared to September 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share for the nine months ended September 30, 2022	$870,293	$732,913	$75,630	$49,051	$12,699
Less NOI at share from:
Change in ownership interest in One Park Avenue	(13,370)	(13,370)	—	—	—
Dispositions	(3,523)	(3,523)	—	—	—
Development properties	(65,440)	(65,440)	—	—	—
Other non-same store income, net	(17,910)	(5,211)	—	—	(12,699)
Same store NOI at share for the nine months ended September 30, 2022	$770,050	$645,369	$75,630	$49,051	$—

NOI at share for the nine months ended September 30, 2021	$754,946	$651,015	$42,950	$48,230	$12,751
Less NOI at share from:
Dispositions	(6,667)	(6,667)	—	—	—
Development properties	(23,207)	(22,359)	—	(848)	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,677	12,677	—	—	—
Other non-same store income, net	(20,991)	(8,240)	—	—	(12,751)
Same store NOI at share for the nine months ended September 30, 2021	$716,758	$626,426	$42,950	$47,382	$—

Increase in same store NOI at share	$53,292	$18,943	$32,680	$1,669	$—

% increase in same store NOI at share	7.4%	3.0%	76.1%	3.5%	0.0%

    Below are reconciliations of NOI at share - cash basis to same store NOI at share - cash basis for our New York segment, theMART, 555 California Street and other investments for the nine months ended September 30, 2022 compared to September 30, 2021.

(Amounts in thousands)	Total	New York	theMART	555 California Street	Other
NOI at share - cash basis for the nine months ended September 30, 2022	$861,469	$719,287	$78,749	$50,141	$13,292
Less NOI at share - cash basis from:
Change in ownership interest in One Park Avenue	(10,111)	(10,111)	—	—	—
Dispositions	(3,732)	(3,732)	—	—	—
Development properties	(44,381)	(44,381)	—	—	—
Other non-same store income, net	(19,478)	(6,186)	—	—	(13,292)
Same store NOI at share - cash basis for the nine months ended September 30, 2022	$783,767	$654,877	$78,749	$50,141	$—

NOI at share - cash basis for the nine months ended September 30, 2021	$756,516	$651,366	$45,976	$45,552	$13,622
Less NOI at share - cash basis from:
Dispositions	(6,796)	(6,796)	—	—	—
Development properties	(24,430)	(23,582)	—	(848)	—
Hotel Pennsylvania (permanently closed on April 5, 2021)	12,723	12,723	—	—	—
Other non-same store income, net	(21,310)	(7,688)	—	—	(13,622)
Same store NOI at share - cash basis for the nine months ended September 30, 2021	$716,703	$626,023	$45,976	$44,704	$—

Increase in same store NOI at share - cash basis	$67,064	$28,854	$32,773	$5,437	$—

% increase in same store NOI at share - cash basis	9.4%	4.6%	71.3%	12.2%	0.0%

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
As of September 30, 2022, we have $3.3 billion of liquidity comprised of $977 million of cash and cash equivalents and restricted cash, $445 million of investments in U.S. Treasury bills and $1.9 billion available on our $2.5 billion revolving credit facilities. The ongoing challenges posed by the COVID-19 pandemic could adversely impact our cash flow from continuing operations but we anticipate that cash flow from continuing operations over the next twelve months together with cash balances on hand will be adequate to fund our business operations, cash distributions to unitholders of the Operating Partnership, cash dividends to our shareholders, debt amortization and recurring capital expenditures. Capital requirements for development and redevelopment expenditures and acquisitions may require funding from borrowings, equity offerings and/or asset sales.
We may from time to time purchase or retire outstanding debt securities or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.
Summary Cash Flows for the Nine Months Ended September 30, 2022 and 2021
Cash and cash equivalents and restricted cash was $977,048,000 as of September 30, 2022, a $953,303,000 decrease from the balance as of December 31, 2021.
Our cash flow activities are summarized as follows:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2022	2021
Net cash provided by operating activities	$559,827	$478,103	$81,724
Net cash used in investing activities	(849,738)	(392,634)	(457,104)
Net cash (used in) provided by financing activities	(663,392)	452,359	(1,115,751)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenues and operating distributions from our non-consolidated partially owned entities less cash outflows for property expenses, general and administrative expenses and interest expense. For the nine months ended September 30, 2022, net cash provided by operating activities of $559,827,000 was comprised of $535,412,000 of cash from operations, including distributions of income from partially owned entities of $137,758,000, and a net increase of $24,415,000 in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our development, capital improvement, acquisition and disposition activities during the year.
The following table details the net cash used in investing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		(Decrease) Increase in Cash Flow
	2022	2021
Purchase of U.S. Treasury bills	$(794,793)	$—	$(794,793)
Development costs and construction in progress	(557,884)	(444,645)	(113,239)
Proceeds from maturities of U.S. Treasury bills	349,461	—	349,461
Proceeds from sales of real estate	253,958	100,024	153,934
Additions to real estate	(120,124)	(113,374)	(6,750)
Distributions of capital from partially owned entities	20,566	106,005	(85,439)
Proceeds from sale of condominium units and ancillary amenities at 220 Central Park South	16,124	97,683	(81,559)
Investments in partially owned entities	(15,046)	(12,366)	(2,680)
Acquisitions of real estate and other	(2,000)	(3,000)	1,000
Acquisition of additional 45.0% ownership interest in One Park Avenue (inclusive of $5,806 of prorations and net working capital and net of $39,370 of cash and restricted cash balances consolidated upon acquisition)	—	(123,936)	123,936
Proceeds from repayments of loan receivables	—	975	(975)
Net cash used in investing activities	$(849,738)	$(392,634)	$(457,104)

Liquidity and Capital Resources - continued
Financing Activities
Net cash flow (used in) provided by financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other repayments associated with our outstanding debt.
The following table details the net cash (used in) provided by financing activities:

(Amounts in thousands)	For the Nine Months Ended September 30,		Increase (Decrease) in Cash Flow
	2022	2021
Repayments of borrowings	$(1,245,973)	$(1,578,843)	$332,870
Proceeds from borrowings	1,029,773	2,298,007	(1,268,234)
Dividends paid on common shares/Distributions to Vornado	(304,896)	(304,516)	(380)
Distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries	(68,716)	(173,356)	104,640
Dividends paid on preferred shares/Distributions to preferred unitholders	(46,587)	(49,400)	2,813
Debt issuance costs	(32,473)	(33,935)	1,462
Contributions from noncontrolling interests in consolidated subsidiaries	4,903	2,657	2,246
Proceeds received from exercise of Vornado stock options and other	662	664	(2)
Repurchase of shares/Class A units related to stock compensation agreements and related tax withholdings and other	(85)	(114)	29
Proceeds from the issuance of preferred shares/units	—	291,195	(291,195)
Net cash (used in) provided by financing activities	$(663,392)	$452,359	$(1,115,751)
Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2022
Development and redevelopment expenditures consist of all hard and soft costs associated with the development and redevelopment of a property. We plan to fund these development and redevelopment expenditures from operating cash flow, existing liquidity, and/or borrowings. See the detailed discussion below for our current development and redevelopment projects.
PENN District
Farley
Our 95% joint venture (5% is owned by the Related Companies ("Related")) is developing Farley Office and Retail, which will include approximately 846,000 rentable square feet of commercial space, comprised of approximately 730,000 square feet of office space and approximately 116,000 square feet of restaurant and retail space. The total development cost of this project is estimated to be approximately $1,120,000,000 at our 95% share, of which $1,069,131,000 of cash has been expended as of September 30, 2022.
PENN 1
We are redeveloping PENN 1, a 2,546,000 square foot office building located on 34th Street between Seventh and Eighth Avenue. In December 2020, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to oversee the redevelopment of the Long Island Rail Road Concourse at Penn Station (the "Concourse"), within the footprint of PENN 1. Skanska USA Civil Northeast, Inc. is performing the redevelopment under a fixed price contract for $380,000,000 which is being funded by the MTA. In connection with the redevelopment, we entered into an agreement with the MTA which will result in the widening of the Concourse to relieve overcrowding and our trading of 15,000 square feet of back of house space for 22,000 square feet of retail frontage space. Vornado's total development cost of our PENN 1 project is estimated to be $450,000,000, of which $354,828,000 of cash has been expended as of September 30, 2022.
PENN 2
We are redeveloping PENN 2, a 1,795,000 square foot (as expanded) office building located on the west side of Seventh Avenue between 31st and 33rd Street. The development cost of this project is estimated to be $750,000,000, of which $330,303,000 of cash has been expended as of September 30, 2022.
PENN 15 (Hotel Pennsylvania Site)
We have permanently closed the Hotel Pennsylvania and plan to develop an office tower on the site. Demolition of the existing building structure commenced in the fourth quarter of 2021.
We are also making districtwide improvements within the PENN District. The development cost of these improvements is estimated to be $100,000,000, of which $40,843,000 of cash has been expended as of September 30, 2022.
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
Our mortgage loans are non-recourse to us, except for the mortgage loans secured by 640 Fifth Avenue, 7 West 34th Street and 435 Seventh Avenue, which we guaranteed and therefore are part of our tax basis. In certain cases, we have provided guarantees or master leased tenant space. These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans. In addition, we have guaranteed the rent and payments in lieu of real estate taxes due to Empire State Development, an entity of New York State, for Farley Office and Retail. As of September 30, 2022, the aggregate dollar amount of these guarantees and master leases is approximately $1,593,000,000.

Liquidity and Capital Resources - continued
Other Commitments and Contingencies - continued
As of September 30, 2022, $15,273,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities. Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB- (our current ratings). Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.
Our 95% consolidated joint venture (5% is owned by Related) is developing Farley Office and Retail. In connection with the development of the property, the joint venture admitted a historic tax credit investor partner. Under the terms of the historic tax credit arrangement, the joint venture is required to comply with various laws, regulations, and contractual provisions. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, may require a refund or reduction of the Tax Credit Investor’s capital contributions. As of September 30, 2022, the Tax Credit Investor has made $92,400,000 in capital contributions. Vornado and Related have guaranteed certain of the joint venture’s obligations to the Tax Credit Investor.
As investment manager of the Fund we are entitled to an incentive allocation after the limited partners have received a preferred return on their invested capital. The incentive allocation is subject to catch-up and clawback provisions. Accordingly, based on the September 30, 2022 fair value of the Fund assets, at liquidation we would be required to make a $24,990,000 payment to the limited partners, net of amounts owed to us, representing a clawback of previously paid incentive allocations, which would have no income statement impact as it was previously accrued.
As of September 30, 2022, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $10,300,000.
As of September 30, 2022, we have construction commitments aggregating approximately $492,000,000.

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
Below is a reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions for the three and nine months ended September 30, 2022 and 2021.

(Amounts in thousands, except per share amounts)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022		2021	2022		2021
Reconciliation of net income attributable to common shareholders to FFO attributable to common shareholders plus assumed conversions:
Net income attributable to common shareholders	$7,769		$37,689	$84,665		$89,817
Per diluted share	$0.04		$0.20	$0.44		$0.47

FFO adjustments:
Depreciation and amortization of real property	$122,438		$86,180	$335,020		$256,295
Real estate impairment losses	—		7,880	—		7,880
Net gain on sale of real estate	—		—	(28,354)		—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	32,584		35,125	98,404		104,829
Net loss (gain) on sale of real estate	6		—	(169)		(3,052)
Decrease (increase) in fair value of marketable securities	—		287	—		(1,118)
	155,028		129,472	404,901		364,834
Noncontrolling interests' share of above adjustments	(10,731)		(8,886)	(28,018)		(24,627)
FFO adjustments, net	$144,297		$120,586	$376,883		$340,207

FFO attributable to common shareholders	$152,066		$158,275	$461,548		$430,024
Impact of assumed conversion of dilutive convertible securities	395		11	915		33
FFO attributable to common shareholders plus assumed conversions	$152,461		$158,286	$462,463		$430,057
Per diluted share	$0.79		$0.82	$2.39		$2.24

Reconciliation of weighted average shares outstanding:
Weighted average common shares outstanding	191,793		191,577	191,756		191,508
Effect of dilutive securities:
Convertible securities	1,790	(1)	26	1,407	(1)	26
Share-based payment awards	225		464	266		643
Denominator for FFO per diluted share	193,808		192,067	193,429		192,177
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per share and per unit amounts)	2022			2021
	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate
Consolidated debt:
Variable rate	$2,313,015	4.35%	$23,130	$4,534,215	1.59%
Fixed rate	6,145,000	3.58%	—	4,140,000	3.06%
	$8,458,015	3.79%	23,130	$8,674,215	2.29%
Pro rata share of debt of non-consolidated entities:
Variable rate	$1,271,535	4.42%	12,715	$1,267,224	1.78%
Fixed rate	1,447,457	3.72%	—	1,432,181	3.72%
	$2,718,992	4.05%	12,715	$2,699,405	2.81%
Noncontrolling interests' share of consolidated subsidiaries			(6,821)
Total change in annual net income attributable to the Operating Partnership			29,024
Noncontrolling interests’ share of the Operating Partnership			(2,008)
Total change in annual net income attributable to Vornado			$27,016
Total change in annual net income attributable to the Operating Partnership per Class A unit			$0.14
Total change in annual net income attributable to Vornado per common share			$0.14
Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2022, the estimated fair value of our consolidated debt was $8,096,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued
Derivatives and Hedging
    We utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. The following table summarizes our consolidated hedging instruments, all of which hedge variable rate debt, as of September 30, 2022 and December 31, 2021.

(Amounts in thousands)	Fair Value Asset (Liability) as of		As of September 30, 2022
	September 30, 2022	December 31, 2021	Notional Amount		All-In Swapped Rate	Swap Expiration Date
Interest rate swaps:
555 California Street mortgage loan	$53,160	$11,814	$840,000	(1)	2.26%	05/24
770 Broadway mortgage loan	32,010	—	700,000		4.98%	07/27
PENN 11 mortgage loan	28,555	6,565	500,000		2.23%	03/24
Unsecured revolving credit facility	26,759	—	575,000		3.88%	08/27
Unsecured term loan	13,706	(28,976)	800,000		4.05%	(2)
Unsecured term loan (effective October 2023)	8,864	—	500,000		4.39%	10/26
100 West 33rd Street mortgage loan	8,053	—	480,000		5.06%	06/27
888 Seventh Avenue mortgage loan	7,231	—	200,000	(3)	4.66%	09/27
4 Union Square South mortgage loan	3,960	(3,861)	100,000	(4)	3.74%	01/25
Interest rate caps:
1290 Avenue of the Americas mortgage loan	6,304	411	950,000		(5)	11/23
Various mortgage loans	1,289	139

Included in other assets	$189,891	$18,929
Included in other liabilities	$—	$32,837
____________________
(1)Represents our 70.0% share of the $1.2 billion mortgage loan.
(2)Comprised of a $750,000 interest rate swap arrangement expiring October 2023 and a $50,000 interest rate swap arrangement expiring August 2027. In September 2022, we entered into a forward swap (presented above) for $500,000 of the $800,000 unsecured term loan through October 2026, effective upon the October 2023 expiration of the $750,000 swap arrangement. Together with the existing $50,000 swap arrangement, commencing October 2023, $550,000 of the loan will bear interest at a blended fixed rate of 4.36%. The unswapped balance of the loan will bear interest at a floating rate of SOFR plus 1.30%.
(3)The remaining $83,200 amortizing mortgage loan balance bears interest at a floating rate of LIBOR plus 1.70%.
(4)Upon the sale of 33-00 Northern Boulevard in June 2022, the $100,000 corporate-level interest rate swap was reallocated and now hedges the interest rate on $100,000 of the 4 Union Square South mortgage loan through January 2025. The remaining $20,000 mortgage loan balance bears interest at a floating rate of SOFR plus 1.50%. The entire $120,000 will float thereafter for the duration of the loan.
(5)LIBOR cap strike rate of 4.00%.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Vornado Realty Trust)
Disclosure Controls and Procedures: Our management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, such disclosure controls and procedures were effective.
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
Evaluation of Disclosure Controls and Procedures (Vornado Realty L.P.)
Disclosure Controls and Procedures: Vornado Realty L.P.’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, such disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Vornado Realty Trust
None.
Vornado Realty L.P.
During the quarter ended September 30, 2022, we issued 7,660 Class A units in connection with (i) the issuance of Vornado common shares and (ii) the exercise of awards pursuant to Vornado’s omnibus share plan, including grants of restricted Vornado common shares and restricted units of the Operating Partnership and upon conversion, surrender or exchange of the Operating Partnership’s units or Vornado stock options. The consideration received included $221,489 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
The following financial information from Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of changes in equity, (v) consolidated statements of cash flows, and (vi) the notes to consolidated financial statements.

104	—	The cover page from the Vornado Realty Trust and Vornado Realty L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted as iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY TRUST
(Registrant)

Date: October 31, 2022	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO REALTY L.P.
(Registrant)

Date: October 31, 2022	By:	/s/ Deirdre Maddock
Deirdre Maddock, Chief Accounting Officer of Vornado Realty Trust, sole General Partner of Vornado Realty L.P. (duly authorized officer and principal accounting officer)